Form 10-K
period 1993-12-31
CATERPILLAR INC
filed 1994-03-02
CIK 18230

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

  (Mark One)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1993

                                      OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to __________.

                           Commission File No. 1-768

                               CATERPILLAR INC.
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                             37-0602744
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)           Identification Number)

            100 NE ADAMS STREET,
              PEORIA, ILLINOIS                           61629
   (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
           Title of each class                     on which registered
           -------------------                   ---------------------
     Common Stock ($1.00 par value)              Midwest Stock Exchange
                                                 New York Stock Exchange
                                                 Pacific Stock Exchange
     Preferred Stock Purchase Rights             Midwest Stock Exchange
                                                 New York Stock Exchange
                                                 Pacific Stock Exchange
     8% Three-year Extentable Notes due 1997     New York Stock Exchange
     9 1/8% Notes due December 15, 1996          New York Stock Exchange
     9 3/8% Notes due July 15, 2000              New York Stock Exchange
     9 3/8% Notes due July 15, 2001              New York Stock Exchange
     9% Debentures due April 15, 2006            New York Stock Exchange
     9 3/8% Debentures due August 15, 2011       New York Stock Exchange
     9 3/4% Sinking Fund Debentures due          New York Stock Exchange
       June 1, 2019
     9 3/8% Debentures due March 15, 2021        New York Stock Exchange
     8% Debentures due February 15, 2023         New York Stock Exchange
     6% Debentures due May 1, 2007               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE
==============================================================================
1993

==============================================================================

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ ]

     As of December 31, 1993, there were 101,861,828 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $9,020,348,203.


DOCUMENT INCORPORATED BY REFERENCE

     Portions of the document listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

        1994 Annual Meeting Proxy Statement (Parts I, II, III and IV)

==============================================================================
1993

PART I

ITEM 1.  BUSINESS.

Principal Business Segments

     Caterpillar Inc. together with its consolidated subsidiaries (the "Company") operates in three principal business segments:

     (1) Machinery--Design, manufacture, and marketing of earthmoving, construction, and materials handling machinery--track and wheel tractors, track and wheel loaders, lift trucks, self-guided materials handling vehicles, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, and related parts.

     (2) Engines--Design, manufacture, and marketing of engines for earthmoving and construction machines, on-highway trucks, and locomotives; marine, petroleum, agricultural, industrial, and other applications; electric power generation systems; and related parts. Caterpillar diesel and spark-ignited engines meet power needs ranging from 54 to 8,000 horsepower. Turbines range from 1,340 to 15,000 horsepower (1000 to 10 500 kilowatts).

     (3) Financial Products--Provides financing alternatives for Caterpillar and noncompetitive related equipment, and extends loans to Caterpillar customers and dealers. Also provides various forms of insurance for Caterpillar dealers and customers to help support their purchase and financing of Caterpillar equipment.

     Note 22 of the Notes to Consolidated Financial Statements on pages A-21 through A-22 of the Appendix to the Company's 1994 Annual Meeting Proxy Statement contains additional information regarding the Company's business segments and geographic segments and is incorporated herein by reference.

Company Operations

     The Company conducts operations in the Machinery and Engines segments of its business under highly competitive conditions, including intense price competition. It places great emphasis upon the high quality and performance of its products and the service support for such products which is supplied by its dealers. Although no one competitor is believed to produce all of the same types of machines and engines produced by the Company, there are numerous companies, large and small, which compete with the Company in the sale of each of its products.

     Machines are distributed principally through a worldwide organization of independent full-line dealers, and one company-owned dealership; 65 located in the United States and 118 located outside the United States. Worldwide, these dealers have more than 1,250 places of business. Diesel and spark-ignited engines are sold through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Caterpillar dealers do not deal exclusively in the Company's products, although in most cases sales and servicing of the Company's products are the dealers' principal business. Turbines are sold through a sales force employed by Solar Turbines Incorporated, a wholly owned subsidiary, or its subsidiaries and associated companies. These employees are from time to time assisted by independent sales representatives.

     Financial Products consists primarily of Caterpillar Financial Services Corporation and its subsidiaries, and Caterpillar Insurance Co. Ltd.

     Further information concerning the Company's operations in 1993 and its outlook for 1994 appears under the caption "Management's Discussion and Analysis" on pages A-26 through A-35 of the Appendix to the Company's 1994 Annual Meeting Proxy Statement, which pages are incorporated herein by reference.

Patents and Trademarks

     The Company's products are sold primarily under the marks "Caterpillar," "Cat," "Solar," and "Barber-Greene." The Company owns a number of patents and trademarks relating to the products manufactured by it, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of the Company's business and may continue to be of value in the future. The Company does not regard any segment of the Company's business as being dependent upon any single patent or group of patents.

Research and Development

     The Company has always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components thereof, and to the development of new and improved machine tools and processes for use in manufacturing. In 1993, 1992 and 1991, the Company expended $455 million, $446 million and $441 million, respectively, on its research and engineering program. Of these amounts, $319 million in 1993, $310 million in 1992 and $272 million in 1991 were attributable to new prime products and major component development and major improvements to existing products. The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products. During 1993 the Company announced several new products, such as the 3406E truck engine, as well as improvements to existing products. The Company expects to continue the development of new products and improvements to existing products in the future.

Employment

     At December 31, 1993, the Company employed 51,250 persons of whom 13,147 were located outside the United States.

Sales

     Sales outside the United States were 49% of consolidated sales in 1993, compared with 55% in 1992 and 59% in 1991 .

Environmental Matters

     The Company's facilities and products are subject to extensive environmental laws and regulations. Research, engineering, and operating expenses relating to environmental protection totaled approximately $126 million in 1993, and are expected to remain relatively constant for 1994. Such expenses include depreciation expenses of approximately $10 million, but exclude reserves described hereinafter. Capital expenditures for pollution abatement and control for 1993 were approximately $11 million, approximately 2.5% of total capital expenditures. For 1994, the Company estimates that such capital expenditures will approximate $17 million.

     It is expected that these expenditure levels will continue and may increase over time. However, the ultimate cost of future compliance is uncertain due to a number of factors such as the evolving nature and interpretation of environmental laws and regulations, the extent of remediation which may be required at sites identified by the Environmental Protection Agency (EPA), or comparable state authorities, and evolving technologies. The 1990 Amendments to the Clean Air Act provide, among other things, for more stringent air emission standards which may require significant expenditures to bring the Company's facilities into compliance and to redesign certain of the Company's products. The 1990 Amendments are scheduled to be implemented throughout the 1990s and the first decade of the

21st century. However, a large number of the regulations which will be required to achieve that implementation have not yet been proposed or promulgated. In 1993, capital and operating expenditures attributed to compliance with the 1990 Amendments were approximately $15 million. Expenditures for 1994 are expected to be approximately $19 million.

     Based on a preliminary environmental assessment, during 1992 Solar Turbines Incorporated (Solar), a subsidiary of the Company since 1981, estimated that assessment, remediation and preventative expenditures for contamination of its Harbor Drive facility in San Diego, California will be approximately $30 to $50 million expended over the next 25 years, a significant portion of which will be capital expenditures. The contamination of Harbor Drive, a manufacturing facility for over 60 years, involves cleaning solvents, petroleum products, and metal products, which have been found in both soil and groundwater samples. Solar has been working closely with the state and local agencies on this issue. While subject to further analysis, Solar believes that a substantial portion of the expenditures may be recoverable from third parties who previously conducted manufacturing or other operations on or adjacent to the site. A reserve of $13 million was recorded in the third quarter of 1992 with respect to this matter. Remediation expenses with respect to Harbor Drive were $3 million in 1993.

     Also in 1992, a reserve of $5 million was recorded with respect to estimated costs of remediation of soil and groundwater contamination at other facilities. This reserve includes $4 million for estimated costs to remediate potential groundwater contamination at a former Company facility located in San Leandro, California. Remediation efforts have been ongoing, and the Company has been working closely with the California Department of Toxic Substances Control in its remediation efforts. Remediation expenses with respect to San Leandro were less than $1 million in 1993.

     As of December 31, 1993, the Company, in conjunction with numerous other parties, has been identified as a potentially responsible party (PRP) at 18 active sites identified by the EPA, or similar state authorities for remediation under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), or comparable federal or state statutes (CERCLA sites). Lawsuits and claims involving additional environmental matters are likely to arise from time to time.

     CERCLA and facility sites are in varying stages of investigation and remediation. As a result, management's assessment of potential liability and remediation costs have been based on currently available facts, the stage of the proceedings, the number of PRPs identified, documentation available, currently anticipated and reasonably identifiable remediation costs, amounts contributed by the Company on a pro-rata basis toward investigation and remediation costs, existing technology, presently enacted laws and regulations, and other factors. While the Company may have rights of contribution or reimbursement from other parties or coverage under insurance policies, such issues are not factors in management's estimation of liability.

     Based on the foregoing factors, management believes that it is unlikely that any identified matters, either individually or in the aggregate, will have a material adverse effect on the Company's consolidated financial position, results of operations or capital expenditures. Remediation and monitoring expenses actually incurred in 1993 in respect of CERCLA sites and soil and groundwater contamination at Company facilities (including Harbor Drive and San Leandro sites noted above) were approximately $4 million.

ITEM 1a.  EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 1993.

                              Present Caterpillar Inc.                    Principal positions held during the
                               position and date of                           past five years other than
Name and Age                      initial election                     Caterpillar Inc. position currently held
- ---------------------------  ----------------------------  ------------------------------------------------------------------------
- -
Donald V. Fites (59)         Chairman of the Board (1990)  President; Executive Vice President

James W. Wogsland (62)       Vice Chairman (1990)          Executive Vice President

Glen A. Barton (54)          Group President (1990)        Executive Vice President; Vice President; President, Solar Turbines
                                                           Incorporated

Gerald S. Flaherty (55)      Group President (1990)        Executive Vice President; Vice President

R. Rennie Atterbury III (56) Vice President, General       Associate General Counsel
                             Counsel and Secretary (1991)

James W. Baldwin (56)        Vice President (1991)         General Manager, Parts and Service Support; Manager, Parts
                                                           Distribution, General Office

Vito H. Baumgartner (53)     Vice President (1990)         Chairman, Caterpillar Overseas S.A.; President, Caterpillar Brasil S.A.


James S. Beard (52)          Vice President (1990)         President, Caterpillar Financial Services Corporation

Richard A. Benson (50)       Vice President (1989)         President, Caterpillar Industrial Inc.; Manager, Product Source Planning


Ronald P. Bonati (54)        Vice President (1990)         Manager, Products Control General Office

James E. Despain (56)        Vice President (1990)         Manager, East Peoria Plant; President, CONEK S.A. de C.V.

Robert C. Dryden (57)        Vice President (1981)

Roger E. Fischbach (52)      Vice President (1989)         Director, Engineering General Office

Donald M. Ings (45)          Vice President (1993)         President, Solar Turbines Incorporated;
                                                           Manager, Precision Barstock Products, York Plant

Keith G. Johnson (62)        Vice President (1988)         Chairman, Shin Caterpillar Mitsubishi Ltd.

James W. Owens (47)          Vice President (1990)         President, Solar Turbines Incorporated; Managing Director,
                                                           P.T. Natra Raya

Gerald Palmer (48)           Vice President (1992)         Director of Technical Services, Technical Services Division;
                                                           President, CONEK S.A. de C.V.

Robert C. Petterson (55)     Vice President (1991)         Vice President, Asia-Pacific-Latin America; Regional Manager,
                                                           Caterpillar Overseas S.A.

Siegfried R. Ramseyer (56)   Vice President (1992)         Managing Director, Caterpillar Overseas S.A.; Manager, Construction
                                                           Equipment and Dealer Administration, Caterpillar Overseas S.A.

Alan J. Rassi (53)           Vice President (1992)         General Manager, Aurora Plant; Plant Manager, Aurora Plant

Gary A. Stroup (44)          Vice President (1992)         Business Unit Manager, Component Products Division; Assistant Director
                                                           of Manufacturing, General Office; Planning and Tooling Manager,
                                                           East Peoria Plant

Richard L. Thompson (54)     Vice President (1989)         President, Solar Turbines Incorporated; Vice President, Customer Service,
                                                           Solar Turbines Incorporated

Wayne M. Zimmerman (58)      Vice President (1989)         Director of Logistics, General Office

Robert R. Gallagher (53)     Controller (1990)             Manager of Tax, General Office

Rudolf W. Wuttke (55)        Treasurer (1991)              Secretary and Treasurer, Caterpillar Overseas S.A.

Robin D. Beran (42)          Assistant Treasurer;          Assistant Manager of Tax, General Office
                             Director of Corporate Tax,
                             General Office (1990)

ITEM 2.  PROPERTIES.

     The Company's operations are highly integrated. Although the majority of the Company's plants are involved primarily in the production of either machines or engines, several of the Company's plants are involved in the manufacture of both machines and engines. In addition, several plants are involved in the manufacture of components which are used in the assembly of both machines and engines. The Company's distribution centers and regional distribution centers are involved in the storage and distribution of parts for machines and engines. Also, the research and development activities carried on at the Technical Center involve both machines and engines.

     The corporate headquarters for the Company are located in Peoria, Illinois. Additional marketing headquarters are located both inside and outside the United States.

     All square footage and acreage provided herein is approximated as of December 31, 1993.

Total Properties

     Total properties owned or leased by the Company consist of 65,330,072 square feet of building area, of which 90.6% is owned in fee and 9.4% is leased.

Owned Properties

     Properties owned in fee by the Company consist of 59,221,322 square feet of building area and 19,288 acres of land. Properties owned by the Company are believed to be generally well maintained and adequate for the purposes for which they are presently used. Through planned capital expenditures, the Company expects these properties to remain adequate for future needs.

Consolidations/Closures/Sales

     Over the last five years, in the ordinary course of business, the Company has consolidated operations and / or closed a number of its facilities. The Company continues to own closed properties totaling 3,956,839 square feet of building area and 6,900 acres of land which are no longer utilized in current operations. These closed properties have been declared surplus and are for sale.

     In December, 1991, the Company announced the probable closure of its manufacturing facility in York, Pennsylvania and consolidation of its Brazilian operations (including manufacturing, parts distribution, and office functions) at the Company's existing Piracicaba facility. The timing of the closure of the York facility is still pending. The consolidation of Brazilian operations was completed in 1993 and the manufacturing, distribution and office facilities located in Sao Paulo, Brazil were closed and sold. Previously closed facilities located in Brampton, Ontario and Mentor, Ohio were also sold in 1993.

     The Company's distribution facility in New Orleans, Louisiana, was closed in 1993 and its sale is pending for 1994.

Leased Properties

     Properties leased by the Company consist of 6,108,750 square feet of building area. These properties are covered by leases expiring over terms of generally 1 to 10 years. The Company anticipates no difficulty in retaining occupancy of any of its leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

Manufacturing

     Manufacturing activities are conducted at 24 locations inside the United States and 11 locations outside the United States. Remanufacturing and Overhaul activities are conducted at 3 locations inside the United States and 3 locations outside the United States. These facilities have a total building area of 42,422,585 square feet, of which 98.5% is used for manufacturing and 1.5% is used for remanufacturing and overhaul. These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing Company products. A list of the Company's manufacturing, remanufacturing and overhaul facilities follows with principal use indicated:

     Plant Locations inside the U.S.         Principal Use
     -------------------------------         -------------
     Gardena, California ................... Manufacturing
     San Diego, California ................. Manufacturing
     Jacksonville, Florida ................. Manufacturing
     Aurora, Illinois ...................... Manufacturing
     Decatur, Illinois ..................... Manufacturing
     DeKalb, Illinois ...................... Manufacturing
     Dixon, Illinois ....................... Manufacturing
     East Peoria, Illinois ................. Manufacturing
     Joliet, Illinois ...................... Manufacturing
     Mapleton, Illinois .................... Manufacturing
     Mossville, Illinois ................... Manufacturing
     Peoria, Illinois ...................... Manufacturing
     Pontiac, Illinois ..................... Manufacturing
     Lafayette, Indiana .................... Manufacturing
     Wamego, Kansas ........................ Manufacturing
     Menominee, Michigan ................... Manufacturing
     Minneapolis, Minnesota ................ Manufacturing
     New Ulm, Minnesota .................... Manufacturing
     Corinth, Mississippi .................. Remanufacturing
     Boonville, Missouri ................... Manufacturing
     Clayton, North Carolina ............... Manufacturing
     Leland, North Carolina ................ Manufacturing
     Dallas, Oregon ........................ Manufacturing
     York, Pennsylvania .................... Manufacturing
     DeSoto, Texas ......................... Overhaul
     Houston, Texas ........................ Manufacturing
     Mabank, Texas ......................... Overhaul


     Plant Locations outside the U.S.        Principal Use
     --------------------------------        -------------
     Melbourne, Australia .................. Manufacturing
     Gosselies, Belgium .................... Manufacturing
     Piracicaba, Brazil .................... Manufacturing
     Edmonton, Canada ...................... Overhaul
     Leicester, England .................... Manufacturing
     Grenoble, France ...................... Manufacturing
     Rantigny, France ...................... Manufacturing
     Vernon, France ........................ Manufacturing
     Godollo, Hungary ...................... Manufacturing
     Jakarta, Indonesia .................... Manufacturing
     Bazzano, Italy ........................ Manufacturing
     Monterrey, Mexico ..................... Manufacturing
     Nuevo Laredo, Mexico .................. Remanufacturing
     Tijuana, Mexico ....................... Overhaul

Financial Products

     A majority of the activity of the Financial Products Division is conducted from its leased headquarters located in Nashville, Tennessee. The Financial Products Division also leases 5 other office locations inside the United States and 7 office locations outside the United States and shares other office space with other Company entities.

Distribution

     The Company's distribution activities are conducted at 10 Distribution Center locations (3 inside the United States and 7 outside the United States) and 13 Regional Distribution Center locations (12 inside the United States and 1 outside the United States). These locations have a total building area of 8,502,793 square feet and are used for the distribution of Company products. Caterpillar Logistics Services, Inc. distributes other companies' products utilizing certain of the Company's distribution facilities as well as other non-Company facilities located both inside and outside the United States. The Company also owns or leases other storage facilities which support distribution activities.

Technical Center, Training/Demonstration Areas  and Proving Grounds

     The Company owns a Technical Center located in Mossville, Illinois and various other training/demonstration areas and proving grounds located both inside and outside the United States.

Capital Expenditures

     During the five years ended December 31, 1993, changes in investment in land, buildings, machinery and equipment of the Company were as follows (stated in millions of dollars):

                 Expenditures      Provisions    Disposals    Net Increase
              ------------------      for        and Other     (Decrease)
     Year     U.S.  Outside U.S.  Depreciation  Adjustments  During Period
     ----     ----  ------------  ------------  -----------  -------------
     1989     $814     $275          $(455)        $ (38)        $ 596
     1990     $708     $331          $(513)        $ (45)        $ 481
     1991     $610     $164          $(593)        $(118)        $  63
     1992     $502     $138          $(644)        $ (91)        $ (95)
     1993     $508     $124          $(661)        $ (98)        $(127)

     At December 31, 1993, the net book value of properties located outside the United States represented 25.7% of the net properties on the consolidated financial position. Further information concerning the Company's investment in land, buildings, machinery and equipment appears under Notes 1D and 12 of the "Notes to Consolidated Financial Statements" on pages A-10 and A-16 , respectively, of the Appendix to the 1994 Annual Meeting Proxy Statement, which Notes are incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to litigation matters and claims which are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

     As previously reported, on July 18, 1990 and July 20, 1990, two class action complaints were filed against the Company and certain of its officers and directors in United States District Court for the Central District of Illinois ("District Court") on behalf of all persons (other than the defendants) who purchased or otherwise acquired common stock of the Company and certain options relating to common stock of the Company between January 19, 1990 and June 26, 1990 (the "Class Period"), alleging, among other things, violations of certain provisions of the federal securities laws. The two cases were consolidated on April 2, 1991 ("Consolidated Class Actions"). The consolidated complaint alleged that the defendants fraudulently issued public statements and reports during the Class Period which were misleading in that they failed to disclose material adverse information relating to the Company's Brazilian operations, its factory modernization program and its reorganization plan.

     The plaintiffs and the defendants, with the active participation and approval of the Company's directors and officers liability insurer (the "Insurer"), have reached an agreement regarding settlement of the Consolidated Class Actions. The settlement is contingent upon approval by the District Court and certain other contingencies.

     Pursuant to the directors and officers liability policy (the "Policy"), the Company has requested that the Insurer acknowledge that 100% of the amount to be paid under the settlement agreement, beyond the Company's self-insured retention under the Policy, is covered by the Policy. Because the Company is named as a co-defendant in the Consolidated Class Actions, the insurer has denied coverage for a portion of the settlement amount, claiming that some liability must be attributable to the Company and not covered under the Policy. The Company has been advised that the position of the Insurer is contrary to applicable law and the Company has brought an action in the District Court against the Insurer for breach of contract and declaratory relief ("Declaratory Judgment Action"). The Company believes a successful recovery against the Insurer is likely in this Declaratory Judgment Action. If that recovery is obtained, the Company believes that its cost with respect to the settlement of the Consolidated Class Actions will approximate costs necessary to litigate the Consolidated Class Actions to a successful conclusion at trial. Regardless of whether the Company is successful in the Declaratory Judgment Action, the Company does not believe the settlement of the Consolidated Class Actions will have a materially negative impact on the Company's financial condition or results of operations.

     On May 12, 1993, a Statement of Objections ("Statement") was filed by the Commission of European Communities against Caterpillar Inc. and certain overseas subsidiaries ("Company"). The Statement alleges that certain service fees payable by dealers, certain dealer recordkeeping obligations, a restriction which prohibits a European Community ("EC") dealer from appointing subdealers, and certain export pricing practices and parts policies violate EC competition law under Article 85 of the European Economic Community Treaty. The Statement seeks injunctive relief and unspecified fines. Based on an opinion of counsel, the Company believes it has strong defenses to each allegation set forth in the Statement.

     On November 19, 1993, the Commission of European Communities informed the Company that a new complaint has been received by it alleging that certain export parts policies violate Article 85 and Article 86 of the European Economic Community Treaty. The Commission advised the Company that it intends to deal with the new complaint within the framework of the proceedings initiated on May 12, 1993. Based on an opinion of counsel, the Company believes it has strong defenses to the allegations set forth in the new complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by Item 5 is incorporated by reference from under the caption "Common Stock Price Range" and the first paragraph under the caption "Number of Stockholders" appearing on page A-36 and under the caption "Dividends" on page A-31 of the Appendix to the Company's 1994 Annual Meeting Proxy Statement.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by Item 6 is incorporated by reference from pages A-24 and A-25 of the Appendix to the Company's 1994 Annual Meeting Proxy Statement under the caption "Eleven-year Financial Summary" but only for the years 1989-1993, inclusive, and then only with respect to the information set forth for each of such years under the following captions: "Sales and revenues," "Profit (loss) before effects of accounting changes(1)" (including the footnote indicated), "Effects of accounting changes (note 2)" (including the note indicated), "Profit (loss)," "Profit (loss) per share of common stock: (1)
(2) Profit (loss) before effects of accounting changes(1)" (including the footnotes indicated), "Profit (loss) per share of common stock:(1) (2) Effects of accounting changes (note 2)" (including the footnotes and note indicated), "Profit (loss) per share of common stock:(1) (2) Profit (loss)" (including the footnotes indicated), "Dividends declared per share of common stock," "Total assets: Machinery and Engines," "Total assets: Financial Products," "Long-term debt due after one year: Machinery and Engines," and "Long-term debt due after one year: Financial Products."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 is incorporated by reference from under the caption "Management's Discussion and Analysis" on pages A-26 through A-35 of the Appendix to the Company's 1994 Annual Meeting Proxy Statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is incorporated by reference from the Report of Independent Accountants appearing on page A-3, and the Financial Statements and Notes to Consolidated Financial Statements appearing on pages A-4 through A-23 of the Appendix to the Company's 1994 Annual Meeting Proxy Statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 relating to identification of directors is incorporated by reference from pages 3 through 7 of the Company's 1994 Annual Meeting Proxy Statement under the captions "Nominees for Election as Directors for Terms Expiring in 1997," "Directors Continuing in Office in the Class of 1995," and "Directors Continuing in Office in the Class of 1996." Identification of executive officers appears herein under Item 1a. There are no family relationships between the officers and directors of the Company. All officers serve at the pleasure of the Board of Directors and are regularly elected at a meeting of the Board of Directors in April of each year. Information required under Item 405 of Regulation S-K is incorporated by reference from under the caption "Filings Pursuant to Section 16 of the Securities Exchange Act of 1934" appearing on page 25 of the Company's 1994 Annual Meeting Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from under the caption "Compensation of Directors" which appears on page 9, from under the caption "Report of the Compensation Committee" on pages 11 through 15, from under the caption "Performance Graph" on page 16, from under the caption "Executive Compensation" and the tables thereunder which appear on pages 17 through 19, from under the caption "Pension Program" (including footnote) and the table thereunder which appear on pages 19 and 20, and from under the caption "Compensation Committee Interlocks and Insider Participation" which appears on page 16 of the Company's 1994 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by Item 12 is incorporated by reference from pages 10 and 11 of the Company's 1994 Annual Meeting Proxy Statement under the caption "Equity Security Ownership of Management and Certain Other Beneficial Owners (as of December 31, 1993)."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from the Company's 1994 Annual Meeting Proxy Statement from under the caption "Certain Relationships and Related Transactions" appearing on page 20 and from under the caption "Compensation Committee Interlocks and Insider Participation" on page 16.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:
          1.  Financial Statements:
                 Report of Independent Accountants (p. A-3)*
                 Statement 1   Consolidated Results of Operations for the Years
                               Ended December 31 (p. A-4)*
                 Statement 2   Changes in Consolidated Stockholders' Equity for
                               the Years Ended December 31 (p. A-5)*
                 Statement 3   Financial Position at December 31 (p. A-6 and
                               p. A-7)*
                 Statement 4   Statement of Cash Flows for the Years Ended
                               December 31 (p. A-8 and p. A-9)*
                 Notes to Consolidated Financial Statements (pp. A-10 through A-23)*
          2.  Financial Statement Schedules:
                 Report of Independent Accountants on Financial Statement Schedules
                 Schedule V    Property, Plant and Equipment
                 Schedule VI   Accumulated Depreciation of Property, Plant and
                               Equipment
                 Schedule VIII Valuation and Qualifying Accounts

                 Schedule IX   Short-term Borrowings

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.

     (b)  No reports on Form 8-K were filed during the last quarter of 1993.

     (c)  Exhibits:

          3 (a) Restated Certificate of Incorporation, Certificate of Amendment of Certificate of Incorporation, and Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3(a) to Form 10-K for the year ended December 31, 1991, Commission File No. 1-768).

            (b) Bylaws (incorporated by reference from Exhibit 3(b) to Form 10-K for the year ended December 31, 1990, Commission File No. 1-768).

          4 (a) Rights Agreement dated as of November 12, 1986, between Caterpillar Inc., the Registrant hereunder, and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company) (incorporated by reference from Exhibit 10(a) to Form 10-K for the year ended December 31, 1990, Commission File No. 1-768) and First Amendment to Rights Agreement dated December 9, 1992 (incorporated by reference from Exhibit 10(a) to Form 10-K for the year ended December 31, 1992, Commission File No. 1-768).

         10 (a)  1977 Stock Option Plan as amended (incorporated by reference from Exhibit 10(b) to Form 10-K for the year ended December 31,
                 1984, Commission File No. 1-768).**
            (b)  1987 Stock Option Plan as amended and Long Term Incentive
                 Supplement.**
            (c)  Supplemental Pension Benefit Plan, as amended and restated.**
            (d)  Supplemental Employees' Investment Plan (incorporated by reference from Exhibit 10(e) to Form 10-K for the year ended
                 December 31, 1987, Commission File No. 1-768).**
            (e)  Caterpillar Inc. 1993 Corporate Incentive Compensation Plan
                 Management and Salaried Employees, as amended and restated.**
            (f)  Directors' Deferred Compensation Plan, as amended and restated.**
            (g)  Directors' Retirement Plan (incorporated by reference from
                 Exhibit 10(i) to Form 10-K for the year ended December 31,
                 1991, Commission File No. 1-768).**
            (h)  Directors' Charitable Award Program.**
         11      Computations of Earnings Per Share
         12      Statement Setting Forth Computation of Ratios of Profit to
                 Fixed Charges (The ratio of profit to fixed charges for the year ended December 31, 1993 was 2.4.  Because of pretax losses for the years ended December 31, 1992 and 1991, profit was not sufficient to cover fixed charges.  The coverage deficiencies were approximately $341 million and $529 million,
                 respectively.)
         21      Subsidiaries and Affiliates of the Registrant
         23      Consent of Independent Accountants
         99 (a)  Form 11-K for Employees' Investment Plan.
            (b)  Form 11-K for Caterpillar Foreign Service
                 Employees' Stock Purchase Plan.
            (c)  Form 11-K for the Savings and Investment Plan for eligible employees of Solar Turbines Incorporated.
            (d)  Form 11-K for the Tax Deferred Savings Plan for eligible employees of Caterpillar Inc.

            (e) Appendix to the Company's 1994 Annual Meeting Proxy Statement (furnished for the information of the Commission and not deemed to be filed except for those portions expressly incorporated by reference herein).
- --------
 *Incorporated by reference from the indicated pages of the Appendix to the 1994
  Annual Meeting Proxy Statement.

**Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                           CATERPILLAR INC.
                                             (Registrant)



                                           By:       R. R. Atterbury III
                                               -------------------------------
Date:  March 2, 1994                           R. R. Atterbury III, Secretary



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.


March 2, 1994             DONALD V. FITES        Chairman of the Board, Director
                     --------------------------    and Chief Executive Officer
                         (Donald V. Fites)


March 2, 1994            JAMES W. WOGSLAND       Vice Chairman and Director
                     --------------------------
                        (James W. Wogsland)


March 2, 1994              GLEN A. BARTON        Group President
                     --------------------------
                          (Glen A. Barton)


March 2, 1994            GERALD S. FLAHERTY      Group President
                     --------------------------
                        (Gerald S. Flaherty)


March 2, 1994              JAMES W. OWENS        Vice President and
                     --------------------------    Chief Financial Officer
                          (James W. Owens)


March 2, 1994           ROBERT R. GALLAGHER      Controller and
                     --------------------------    Chief Accounting Officer
                       (Robert R. Gallagher)


_______, 1994                                    Director
                     --------------------------
                        (Lilyan H. Affinito)


March 2, 1994              JOHN W. FONDAHL       Director
                     --------------------------
                          (John W. Fondahl)

March 2, 1994              DAVID R. GOODE        Director
                     --------------------------
                          (David R. Goode)


March 2, 1994             JAMES P. GORTER        Director
                     --------------------------
                         (James P. Gorter)


March 2, 1994         WALTER H. HELMERICH, III   Director
                     --------------------------
                     (Walter H. Helmerich, III)


March 2, 1994             JERRY R. JUNKINS       Director
                     --------------------------
                         (Jerry R. Junkins)


_______, 1994                                    Director
                     --------------------------
                        (Charles F. Knight)


March 2, 1994             PETER A. MAGOWAN       Director
                     --------------------------
                         (Peter A. Magowan)


March 2, 1994            GEORGE A. SCHAEFER      Director
                     --------------------------
                        (George A. Schaefer)


March 2, 1994             JOSHUA I. SMITH        Director
                     --------------------------
                         (Joshua I. Smith)


March 2, 1994            CLAYTON K. YEUTTER      Director
                     --------------------------
                        (Clayton K. Yeutter)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ON FINANCIAL STATEMENT SCHEDULES






To the Board of Directors of Caterpillar Inc.:


Our audits of the consolidated financial statements of Caterpillar Inc. referred to in our report dated January 21, 1994 appearing on page A-3 of the Appendix to the 1994 Annual Meeting Proxy Statement (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.








PRICE WATERHOUSE

Peoria, Illinois
January 21, 1994

                                CATERPILLAR INC.

                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT

                             (Millions of dollars)

                            YEARS ENDED DECEMBER 31,

                                                                         Other Changes --
                                                                           Add (Deduct)
                               Balance at                             ----------------------   Balance
                                Beginning   Additions                 Items Fully              at Close
     Classification(1)           of Year     at Cost    Retirements   Depreciated   Other(2)   of Year
     -----------------         ----------   ---------   -----------   -----------   --------   --------
1993
- ----
Buildings..................      $2,479       $  73       $ (62)        $  (7)        $  2      $2,485
Machinery and equipment....       3,458         381         (67)         (176)          (2)      3,594
Patterns, dies, jigs, etc..         405          52         (20)          (16)           7         428
Furniture and fixtures.....         589          64         (27)          (12)          (1)        613
Transportation equipment...          27           4          (2)           (1)          --          28
Equipment leased to others.         429         215         (92)           --          (16)        536
Construction-in-process....         346        (159)         (1)           --          (10)        176
                                 ------       -----       -----         -----         ----      ------
    Total..................      $7,733       $ 630       $(271)        $(212)        $(20)     $7,860
                                 ------       -----       -----         -----         ----      ------
Land.......................      $  109       $   2       $  (6)        $  --         $ --      $  105
                                 ------       -----       -----         -----         ----      ------
1992
- ----
Buildings..................      $2,433       $  58       $ (15)        $  (1)        $  4      $2,479
Machinery and equipment....       3,428         372         (92)         (260)          10       3,458
Patterns, dies, jigs, etc..         411          57         (29)          (37)           3         405
Furniture and fixtures.....         572          69         (31)          (22)           1         589
Transportation equipment...          37           2          (2)           --          (10)         27
Equipment leased to others.         430         125        (123)           --           (3)        429
Construction-in-process....         369         (43)        (10)           --           30         346
                                 ------       -----       -----         -----         ----      ------
    Total..................      $7,680       $ 640       $(302)        $(320)        $ 35      $7,733
                                 ------       -----       -----         -----         ----      ------
Land.......................      $  110       $   0       $  (1)        $  --         $ --      $  109
                                 ------       -----       -----         -----         -----     ------
1991
- ----
Buildings..................      $2,369       $ 170       $ (29)        $ (55)        $(22)     $2,433
Machinery and equipment....       3,057         674         (58)         (252)           7       3,428
Patterns, dies, jigs, etc..         430          33          (7)          (45)          --         411
Furniture and fixtures.....         524          84         (24)          (16)           4         572
Transportation equipment...          24          13          --             --          --          37
Equipment leased to others.         360         121         (48)            --          (3)        430
Construction-in-process....         710        (322)         (7)            --         (12)        369
                                 ------       -----       -----         -----         ----      ------
    Total..................      $7,474       $ 773       $(173)        $(368)        $(26)     $7,680
                                 ------       -----       -----         -----         ----      ------
Land.......................      $  111       $   1       $  (3)        $   --        $  1      $  110
                                 ------       -----       -----         -----         ----      ------

- ----------------
(1) The principal lives and depreciation methods used for the above asset classifications are:

                       Classification                     Lives                     Depreciation Methods
                       --------------                     -----                     --------------------
                   Buildings                           33 1/3 years        150% Declining balance;
                                                                           Sum-of-the-years-digits; Straight-line
                   Machinery and equipment             10 years            Sum-of-the-years-digits
                   Patterns, dies, jigs, etc.          10 years            Sum-of-the-years-digits
                   Furniture and fixtures              10 years            Sum-of-the-years-digits
                   Transportation equipment             6 years            Sum-of-the-years-digits
                   Equipment leased to others           5-15 years         Straight-line

(2) Includes effects of changes to the Provision for plant closing and consolidation costs. See Schedule VIII.

                                CATERPILLAR INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                   SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                             (Millions of dollars)

                            YEARS ENDED DECEMBER 31,


                                                                                                       Other Changes -
                                                                                                         Add (Deduct)
                                  Balance at                                                     --------------------------  Balance
                                  Beginning             Additions                                  Items Fully              at Close
      Classification               of Year               at Cost              Retirements          Depreciated     Other(1)  of Year
      --------------         --------------------  --------------------  ----------------------  ----------------  --------  -------
1993
- ----
Buildings..................        $1,234               $ 78                  $ (42)               $  (7)         $  (3)     $1,260
Machinery and equipment....         1,917                401                    (53)                (176)            (9)      2,080
Patterns, dies, jigs, etc..           275                 31                    (17)                 (16)             6         279
Furniture and fixtures.....           311                 76                    (23)                 (12)            (1)        351
Transportation equipment...            17                  3                     (1)                  (1)             -          18
Equipment leased to others.           134                 72                    (55)                   -             (1)        150
                                   ------               ----                  -----                -----           ----      ------
   Total...................        $3,888               $661                  $(191)               $(212)          $ (8)     $4,138
                                   ======               ====                  =====                =====           ====      ======

1992
- ----
Buildings..................        $1,165               $ 74                  $  (9)                $  (1)        $  5      $1,234
Machinery and equipment....         1,866                379                    (75)                 (260)           7       1,917
Patterns, dies, jigs, etc..           288                 46                    (22)                  (37)           -         275
Furniture and fixtures.....           277                 77                    (22)                  (21)           -         311
Transportation equipment...            16                  3                     (1)                   (1)           -          17
Equipment leased to others.           129                 65                    (59)                    -           (1)        134
                                   ------               ----                  -----                 -----         ----      ------
   Total...................        $3,741               $644                  $(188)                $(320)        $ 11      $3,888
                                   ======               ====                  =====                 =====         ====      ======
1991
- ----
Buildings..................        $1,142               $ 71                  $  (6)                $ (55)       $ 13      $1,165
Machinery and equipment....         1,808                345                    (47)                 (252)         12       1,866
Patterns, dies, jigs, etc..           302                 38                     (6)                  (45)         (1)        288
Furniture and fixtures.....           229                 79                    (16)                  (16)          1         277
Transportation equipment...            13                  3                      -                     -           -          16
Equipment leased to others.           105                 57                    (32)                    -          (1)        129
                                   ------               ----                  -----                 -----        ----      ------
   Total...................        $3,599               $593                  $(107)                $(368)       $ 24      $3,741
                                   ======               ====                  =====                 =====        ====      ======
- -------------
(1)  Includes effects of changes to the Provision for plant closing and consolidation costs. See Schedule VIII.

                                CATERPILLAR INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of dollars)

                            YEARS ENDED DECEMBER 31,

                                   Balance at                                                                          Balance at
                                   Beginning                                                                            Close of
        Description                 of Year                    Additions                      Deductions                  Year
     ----------------        ----------------------  -----------------------------  ------------------------------  ----------------
1993
- ----
Reserves for plant closing
 and consolidation costs:
 Included in current
  liabilities:
   Accounts payable and
    accrued expenses.......             $ 80                       $    -                        $22(3)                  $ 58
   Accrued wages,
    salaries, and employee
    benefits...............              150                            -                         12(3)                   138
 Deducted from assets:
   Land, buildings,
    machinery, and
    equipment - net........              164                            -                         14(4)                   150
1992
- ----
Reserves for plant closing
 and consolidation costs:
 Included in current
  liabilities:
   Accounts payable and
    accrued expenses.......             $ 87                       $  4(1)                       $11(3)                  $ 80
   Accrued wages,
    salaries, and employee
    benefits...............              170                         15(1)                        35(3)                   150
 Deducted from assets:
   Land, buildings,
    machinery, and
    equipment - net........              161                          7(1)                         4(4)                   164
1991
- ----
Reserves for plant closing
 and consolidation costs:
 Included in current
  liabilities:
   Accounts payable and
    accrued expenses.......             $ 14                       $ 75(2)                       $ 2(3)                  $ 87
   Accrued wages,
    salaries, and employee
    benefits...............               44                        135(2)                         9(3)                   170
 Deducted from assets:
   Land, buildings,
    machinery, and
    equipment - net........              113                         52(2)                         4(4)                   161
- ------------------
(1)  Additions related to the sale of assets to the lift truck joint venture that were included in the net gain on the sale and not charged to Provision for plant closing and consolidation costs.

(2)  Charged to Provision for plant closing and consolidation costs.

(3)  Expenditures made.

(4)  Related to assets disposed of.

                               CATERPILLAR INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

                      SCHEDULE IX - SHORT-TERM BORROWINGS
                             (Millions of dollars)

                           YEARS ENDED DECEMBER 31,

                                                          At December 31                                Average for Year
                                                    -------------------------       Maximum        ---------------------------
                                                                     Weighted        Amount
                                                                     Average       Outstanding                       Weighted
                                                                     Interest        At Any           Amount         Interest
              Category                              Balance          Rate/(1)/      Month-end       Outstanding       Rate/(1)/
              --------                              -------          ---------    -------------    -------------     ---------
1993
- ----
High inflation countries/(2)/:
  Notes payable to banks......................      $   27              -             $    58           $   40           -
Other countries:
  Notes payable to banks......................         413             6.6%               434              368          6.9%
  Notes payable to others.....................           5             3.6%                 5                4          3.6%
Commercial paper/(3)/.........................         832             3.6%             1,300            1,091          3.6%
                                                    ------                                              ------
    Total.....................................      $1,277                                              $1,503
                                                    ======                                              ======

1992
- ----
High inflation countries/(2)/:
  Notes payable to banks......................      $   84                            $   117           $   91
Other countries:
  Notes payable to banks......................         295             7.1%               330              210          7.0%
  Notes payable to others.....................           4             3.8%                 4                3          4.2%
  Commercial paper/(3)/.......................       1,353             4.3%             1,353            1,031          4.4%
                                                    ------                                              ------
    Total.....................................      $1,736                                              $1,335
                                                    ======                                              ======

1991
- ----
High inflation countries/(2)/:
  Notes payable to banks......................      $   95                            $    95           $   79
Other countries:
  Notes payable to banks......................          78             8.4%                98               85         11.7%
  Notes payable to others.....................           2             5.6%                 2               -            -
  Commercial paper/(3)/.......................       1,089             6.0%             1,891            1,505          6.9%
                                                    ------                                              ------
    Total.....................................      $1,264                                              $1,669
                                                    ======                                              ======

- ---------------
/(1)/ The weighted average interest rates were computed by relating interest expense for the year to average daily or monthly borrowings.

/(2)/ High inflation countries include borrowings in Brazil.
      The Weighted Average Interest Rate is not considered meaningful because rate reflects effect of significant inflation.

/(3)/ Commercial paper supported by revolving credit agreements of $455 million, $795 million, and $790 million at December 31, 1993, 1992, and 1991, respectively, was classified as noncurrent in the consolidated financial position. In this Schedule, the commercial paper balances include the noncurrent portion.