Form 10-Q
period 1994-03-31
CATERPILLAR INC
filed 1994-05-16
CIK 18230

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to
_______________

Commission File No. 1-768

CATERPILLAR INC.
(Exact name of Registrant as specified in its charter)

DELAWARE
State or other jurisdiction of incorporation or organization)

37-0602744
(I.R.S. Employer Identification No.)

100 NE Adams Street, Peoria, Illinois
(Address of principal executive offices)

61629
(Zip Code)

(309) 675-1000
(Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X	No _____.

At March 31, 1994, 101,829,268 shares of common stock of the Registrant were outstanding.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                               CATERPILLAR INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES
               Statement of Consolidated Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)


                                        Three Months Ended
                                        Mar. 31,  Mar. 31,
                                          1994      1993

MACHINERY AND ENGINES:
  Sales ................................ $3,181   $ 2,608
                                         ------    ------
  Operating costs:
    Cost of goods sold .................  2,483     2,172
    Selling, general and
      administrative expenses ..........    313       289
    Research and development expenses ..     76        72
              	                          ------    ------
                                          2,872     2,533
                                         ------    ------
Operating profit .....................      309        75
Interest expense .....................       51        69
                                         ------    ------
                                            258         6
  Other income (expense)................     (8)       21
                                         ------    ------
  Profit before taxes ..................    250        27
                                         ------    ------
FINANCIAL PRODUCTS:
  Revenues .............................    105        89
                                         ------    ------
  Operating costs:
    Selling, general and
      administrative expenses ..........     43        35
    Interest expense ...................     46        42
                                         ------    ------
                                             89        77
                                         ------    ------
  Operating profit .....................     16        12
  Other income (expense)................     (5)        5
                                         ------    ------
  Profit before taxes ..................     11        17

							                                  ------    ------

CONSOLIDATED PROFIT BEFORE TAXES........    261        44
  Provision for income taxes ...........     79        10
                                         ------    ------
  Profit of consolidated companies .....    182        34
  Equity in profit of affiliated
    companies (Note 6) .................     10         -
                                         ------    ------

PROFIT ................................. $  192    $   34
                                         ======    ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 8):

  Profit ............................... $ 1.89   $  0.34
                                         ======    ======
Cash dividends paid per share of
  common stock ......................... $  .15   $   .15

See accompanying notes to Consolidated Financial Statements.

                                CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)


                                                       CONSOLIDATED
                                                     (Caterpillar Inc.
                                                     and subsidiaries)
                                                     Mar. 31, Dec. 31,
                                                       1994     1993
ASSETS
  Current assets:
    Cash and short-term investments ...............  $    64  $    83
    Receivables -- trade and other ................    3,020    2,637
    Receivables -- finance ........................    1,101      988
    Refundable income taxes .......................        -        -
    Deferred income taxes and prepaid expenses ....      807      838
    Inventories (Notes 5 and 7) ...................    1,678    1,525
                                                     -------  -------
  Total current assets ............................    6,670    6,071
  Land, buildings, machinery, and equipment -- net.    3,769    3,827
  Long-term receivables -- trade and other ........      137      132
  Long-term receivables -- finance ................    2,194    2,152
  Investments in affiliated companies (Note 6) ....      381      395
  Investments in Financial Products subsidiaries ..        -        -
  Deferred income taxes ...........................    1,351    1,321
  Intangible assets ...............................      352      353
  Other assets ....................................      343      556
                                                     -------  -------
TOTAL ASSETS ......................................  $15,197  $14,807
                                                     =======  =======

LIABILITIES
  Current liabilities:
    Short-term borrowings .........................  $ 1,060  $   822
    Accounts payable and accrued expenses .........    2,311    2,055
    Accrued wages, salaries, and employee benefits.      961      957
    Dividends payable .............................        -       15
    Deferred and current income taxes payable .....      157      111
    Long-term debt due within one year ............      598      711
                                                     -------  -------
  Total current liabilities .......................    5,087    4,671

  Long-term debt due after one year ...............    3,971    3,895
  Liability for postemployment benefits ...........    3,762    4,018
  Deferred income taxes ...........................       24       24
                                                     -------  -------
TOTAL LIABILITIES .................................   12,844   12,608
                                                     -------  -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 200,000,000
    Outstanding shares (March 31, 1994 -- 101,829,268
    [after deducting 32,560 treasury shares];
    Dec. 31, 1993 -- 101,861,828) at paid in amount .      814      835
  Profit employed in the business ...................    1,426    1,234
  Minimum pension liability adjustment...............      (40)     (40)
  Foreign currency translation adjustment ...........      153      170
                                                       -------  -------
TOTAL STOCKHOLDERS' EQUITY ..........................    2,353    2,199
                                                       -------  -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $15,197  $14,807
                                                       =======  =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1993 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                     MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Mar. 31, Dec. 31,
                                                         1994     1993
ASSETS
  Current assets:
    Cash and short-term investments .................  $    46  $    62
    Receivables -- trade and other ..................    2,984    2,612
    Receivables -- finance ..........................        -        -
    Refundable income taxes .........................        -        -
    Deferred income taxes and prepaid expenses ......      827      869
    Inventories (Notes 5 and 7)......................    1,678    1,525
                                                       -------  -------
  Total current assets ..............................    5,535    5,068
  Land, buildings, machinery, and equipment -- net ..    3,390    3,456
  Long-term receivables -- trade and other ..........      137      132
  Long-term receivables -- finance ..................        -        -
  Investments in affiliated companies (Note 6) ......      381      395
  Investments in Financial Products subsidiaries ....      467      457
  Deferred income taxes .............................    1,362    1,334
  Intangible assets .................................      352      353
  Other assets ......................................      150      398
                                                       -------  -------
TOTAL ASSETS ........................................  $11,774  $11,593
                                                       =======  =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   339  $   139
    Accounts payable and accrued expenses ...........    2,112    1,925
    Accrued wages, salaries, and employee benefits ..      959      955
    Dividends payable ...............................        -       15
    Deferred and current income taxes payable .......      114       71
    Long-term debt due within one year ..............       85      218
                                                       -------   -------
  Total current liabilities .........................    3,609    3,323
  Long-term debt due after one year .................    2,027    2,030
  Liability for postemployment benefits .............    3,762    4,018
  Deferred income taxes .............................       23       23
                                                       -------  -------
TOTAL LIABILITIES ...................................    9,421    9,394
                                                       -------  -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 200,000,000
    Outstanding shares (March 31, 1994 -- 101,829,268
    [after deducting 32,560 treasury shares];
    Dec. 31, 1993 -- 101,861,828) at paid in amount .      814      835
  Profit employed in the business ...................    1,426    1,234
  Minimum pension liability adjustment                     (40)     (40)
  Foreign currency translation adjustment ...........      153      170
                                                       -------  -------
TOTAL STOCKHOLDERS' EQUITY ..........................    2,353    2,199
                                                       -------  -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $11,774  $11,593
                                                       =======  =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1993 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Mar. 31, Dec. 31,
                                                         1994     1993
ASSETS
  Current assets:
    Cash and short-term investments ................. $    18   $    21
    Receivables -- trade and other ..................      43        63
    Receivables -- finance ..........................   1,101       988
    Refundable income taxes .........................       -         -
    Deferred income taxes and prepaid expenses ......       3         2
    Inventories (Notes 5 and 7) .....................       -         -
                                                      -------   -------
  Total current assets ..............................   1,165     1,074

  Land, buildings, machinery, and equipment -- net ..     379       371
  Long-term receivables -- trade and other ..........       -         -
  Long-term receivables -- finance ..................   2,194     2,152
  Investments in affiliated companies (Note 6) ......       -         -
  Investments in Financial Products subsidiaries ....       -         -
  Deferred income taxes .............................       -         -
  Intangible assets .................................       -         -
  Other assets ......................................     193       158
                                                      -------   -------
TOTAL ASSETS ........................................ $ 3,931   $ 3,755
                                                      =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $   721   $   683
    Accounts payable and accrued expenses ...........     229       201
    Accrued wages, salaries, and employee benefits ..       2         2
    Dividends payable ...............................       -         -
    Deferred and current income taxes payable .......      43        40
    Long-term debt due within one year ..............     513       493
                                                      -------   -------
  Total current liabilities .........................   1,508     1,419
  Long-term debt due after one year .................   1,944     1,865
  Liability for postemployment benefits .............       -         -
  Deferred income taxes .............................      12        14
                                                      -------   -------
TOTAL LIABILITIES ...................................   3,464     3,298
                                                      -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 200,000,000
    Outstanding shares (March 31, 1994 -- 101,829,268
    [after deducting 32,560 treasury shares];
    Dec. 31, 1993 -- 101,861,828) at paid in amount .     258       258
  Profit employed in the business ...................     214       206
  Minimum pension liability adjustment                      -         -
  Foreign currency translation adjustment ...........      (5)       (7)
                                                      -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................     467       457
                                                      -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 3,931   $ 3,755
                                                      =======   =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1993 amounts.

                                CATERPILLAR INC.
                  Statement of Cash Flows for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                     CONSOLIDATED
                                                   (Caterpillar Inc.
                                                    and subsidiaries)
                                                    Mar. 31, Mar. 31,
                                                      1994     1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ......................................... $   192   $    34
  Adjustments for noncash items:
  Depreciation and amortization ..................     169       166
  Profit of Financial Products ...................       -         -
  Other -- net ...................................      70        (6)
  Changes in assets and liabilities:
    Receivables -- trade and other ...............    (382)     (297)
    Inventories ..................................    (153)       25
    Accounts payable and accrued expenses ........     242       132
    Other -- net .................................      14        54
                                                    ------   -------
Net cash provided by operating activities ........     152       108
                                                   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others .............................     (82)      (69)
  Expenditures for equipment leased to others ....     (39)      (20)
  Proceeds from disposals of land, buildings,
    machinery, and equipment .....................      13         9
  Additions to finance receivables ...............    (589)     (352)
  Collections of finance receivables .............     445       297
  Other -- net ...................................     (49)      (48)
                                                   -------   -------
Net cash used for investing activities ...........    (301)     (183)
                                                   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid .................................     (15)      (15)
  Common stock issued, including treasury
    shares reissued ..............................      10         1
  Treasury shares purchased ......................     (47)        -
  Proceeds from long-term debt issued ............     250       290
  Payments on long-term debt .....................    (293)     (114)
  Short-term borrowings -- net ...................     229      (121)
                                                   -------   -------
Net cash provided by financing activities ........     134        41
                                                   -------   -------
Effect of exchange rate changes on cash ..........      (4)        1
                                                   -------   -------

Decrease in cash and
  short-term investments .........................     (19)      (33)

Cash and short-term investments at the
  beginning of the period ........................      83       119
                                                   -------   -------
Cash and short-term investments at the
  end of the period .............................. $    64   $    86
                                                   =======   =======

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Mar. 31, Mar. 31,
                                                         1994     1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   192   $    34
  Adjustments for noncash items:
    Depreciation and amortization ...................     147       150
    Profit of Financial Products ....................      (8)      (10)
    Other -- net ....................................      62       (13)

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (374)     (282)
    Inventories .....................................    (153)       25
    Accounts payable and accrued expenses ...........     179        96
    Other -- net ....................................      22        48
                                                      -------   -------
Net cash provided by operating activities ...........      67        48
                                                      -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................     (82)      (68)
  Expenditures for equipment leased to others .......      (2)       (1)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................       3         5
  Additions to finance receivables ..................       -         -
  Collections of finance receivables ................       -         -
  Other -- net ......................................      (9)      (27)
                                                      -------   -------
Net cash used for investing activities ..............     (90)      (91)
                                                      -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (15)      (15)
  Common stock issued, including treasury
   shares reissued .................................       10         1
  Treasury shares purchased .........................     (47)        -
  Proceeds from long-term debt issued ...............      (2)      200
  Payments on long-term debt ........................    (139)       (3)
  Short-term borrowings -- net ......................     205      (174)
                                                      -------   -------
Net cash provided by financing activities ...........      12         9
                                                      -------   -------
Effect of exchange rate changes on cash .............      (5)        0
                                                      -------   -------

Decrease in cash and
  short-term investments ............................     (16)      (34)

Cash and short-term investments at the
  beginning of the period ...........................      62       104
                                                      -------   -------
Cash and short-term investments at the
  end of the period ................................. $    46   $    70
                                                      =======   =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Mar. 31, Mar. 31,
                                                         1994     1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $     8   $    10
  Adjustments for noncash items:
    Depreciation and amortization ...................      22        16
    Profit of Financial Products ....................       -         -
    Other -- net ....................................       8         7

  Changes in assets and liabilities:
    Receivables -- trade and other ..................      23        20
    Inventories .....................................       -         -
    Accounts payable and accrued expenses ...........      22        (2)
    Other -- net ....................................       2         9
                                                      -------   -------
Net cash provided by operating activities ...........      85        60
                                                      -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................       0        (1)
  Expenditures for equipment leased to others .......     (37)      (19)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      10         4
  Additions to finance receivables ..................    (589)     (352)
  Collections of finance receivables ................     445       297
  Other -- net ......................................     (40)      (21)
                                                      -------   -------
Net cash used for investing activities ..............    (211)      (92)
                                                      -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -         -
  Common stock issued, including treasury
    shares reissued .................................       -         -
  Treasury shares purchased .........................       -         -
  Proceeds from long-term debt issued ...............     252        90
  Payments on long-term debt ........................    (154)     (111)
  Short-term borrowings -- net ......................      24        53
                                                      -------   -------
Net cash provided by financing activities ...........     122        32
                                                      -------   -------
Effect of exchange rate changes on cash .............       1         1
                                                      -------   -------
Increase (decrease) in cash and
  short-term investments ............................      (3)        1

Cash and short-term investments at the
  beginning of the period ...........................      21        15
                                                      -------   -------
Cash and short-term investments at the
  end of the period ................................. $    18   $    16
                                                      =======   =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in millions except per share data)

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 1994 and 1993, (b) the consolidated financial position at March 31, 1994 and December 31, 1993, and (c) the consolidated statement of cash flows for the three-month periods ended March 31, 1994 and 1993 have been made.

2. The results for the three-month period ended March 31, 1994 are not necessarily indicative of the results for the entire year 1994.

3. The company removes certain components of foreign currency exchange gains and losses arising from operations in Brazil's highly inflationary economy from "Other income" on the Statement of Consolidated Results of Operations and includes these amounts on the operating statement lines where the related inflationary effects are reported. Consequently, exchange gains and losses on local currency denominated debt and cash deposits, where the interest rates reflect the rate of inflation, are offset against interest expense or interest income, respectively. Similarly, exchange gains on local currency liabilities subject to monetary correction are offset against the related expense.

4. The company enters into contracts to buy and sell foreign currencies in the future only to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The company does not engage in speculation. At March 31, 1994, the company had approximately $1,095 in contracts to buy or sell foreign currency in the future.

5. In the first quarter of 1994, the company changed its method of computing LIFO ("last-in, first-out") inventories from a single pool approach to a multiple pool approach for substantially all of its inventories. The company believes that the multiple pool method results in a better matching of revenues and expenses. The cumulative effect of the change on prior years was not determinable. This change is not expected to have a material effect on 1994 or subsequent years' results of operations or financial position.

6.   Affiliated Companies

     The company's investments in affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan $(355). The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended
                                    Dec. 31,   Dec. 31,
                                     1994       1993
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  784     $  818
                                    ======     ======

       Profit (loss) .............  $   16     $   (3)
                                    ======     ======

                                                           Dec.31,  Sept. 30,
                                                            1994     1993
     FINANCIAL POSITION
       (Unaudited)

       Assets:
         Current assets .................................   $1,708    $1,691
         Land, buildings, machinery and equipment - net..      713       750
         Other assets ...................................      276       310
                                                            ------    ------
                                                             2,697     2,751
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,523     1,441
         Long-term debt due after one year ..............      338       449
         Other liabilities ..............................       98        90
                                                            ------    ------
                                                             1,959     1,980
                                                            ------    ------
       Ownership ........................................   $  738    $  771
                                                            ======    ======

7.   Inventories (principally LIFO method) comprised the following

                                                           Mar. 31,   Dec. 31,
                                                            1994       1993
                                                        (unaudited)

       Raw materials and work-in-process ................    $ 580    $  545
       Finished goods ...................................      915       812
       Supplies .........................................      182       168
                                                            ------    ------
                                                            $1,677    $1,525
                                                            ======    ======

8.   Following is a computation of profit per share:

                                        Three Months Ended
                                        Mar. 31,  Mar. 31,
                                         1994      1993
                                            (Unaudited)
  I. Net profit for period:
      Profit-consolidated (A) .........  $  192   $   34
                                         ======   ======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   101.9    101.0

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     1.3      0.2
                                         ------   ------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   103.2    101.2
                                         ======   ======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $1.89    $0.34

      Assuming full dilution (A/C) ....   $1.86    $0.34

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 1994 VS. THREE MONTHS ENDED MARCH 31, 1993

     The company reported record quarterly sales and revenues and significantly improved profit. First-quarter profit was a record (excluding nonrecurring items) of $192 million -- the sixth consecutive quarter of improved profit. Profit per share of common stock was $1.89, $1.55 higher than the 34 cents per share first-quarter profit last year.
     Sales and revenues of $3.29 billion were also a new high for any quarter and were 22% greater than the first quarter of 1993. The most significant factors affecting 1994 first-quarter results were an 18% increase in physical sales volume and a 4% improvement in price realization.
     Financial Products results reflected in this Form 10-Q differ from amounts previously announced because earnings of Caterpillar Financial Services Corporation (Cat Financial) were revised to reflect application of mark to market accounting for interest rate caps and swaptions sold by Cat Financial in conjunction with its overall funding strategy. Consolidated earnings were not revised from amounts presented in an April 20, 1994 release because the effect of the revision was not material (2.7%) with respect to consolidated first quarter earnings.

Machinery and Engines
     Sales of $3.18 billion were a record and were up $573 million from the first quarter 1993. Profit before tax was $241 million, compared with profit of $27 million for the same quarter a year ago. The primary reason for the improvement was higher sales -- an 18% increase in physical sales volume and a 4% improvement in price realization.
     Sales inside the United States were $1.65 billion, up 21% compared with the first quarter 1993, while sales outside the United States were $1.53 billion, up 23%. Inside the United States, the increase was due primarily to improved industry demand. Outside the United States, the increase was primarily a result of an increase in dealer machine inventory during the first quarter 1994 compared with dealer inventory reductions during the first quarter a year ago and increased demand for engines. The improvement in price realization was the result of price increases taken since the first quarter 1993.
     Margin (sales less cost of goods sold) increased $262 million, a result of higher sales. As a percent of sales, the margin rate improved from 16.7% in the first quarter 1993 to 21.9% in the current quarter. The improvement was a result of improved price realization, higher sales volume, and strong cost control, partially offset by an unfavorable change in sales mix. Overall, costs adjusted for volume were about the same as the first quarter 1993 as the effect of inflation was about offset by improved efficiencies. Hourly employment was up about 5%, while sales volume increased 18%.

     Selling, general and administrative (SG&A) expenses of $313 million increased $24 million over the same quarter a year ago. The increase was primarily because of incentive pay expense related to higher profit, and parts distribution costs resulting from higher volume. All other costs were about the same despite inflation.
     Research and development expenses were up $4 million from the first quarter 1993 as a result of new product introduction programs.
     Interest expense decreased $18 million, to $51 million for the quarter because of a reduction in debt of $822 million compared with March 31, 1993.
     Other income/expense was an expense of $8 million, compared with income of $21 million a year ago. The $29 million change was due primarily to a charge of $17 million related to the probable settlement of two related class action complaints filed against the company and certain of its officers and directors in 1990. The complaints were consolidated in 1991 and alleged, among other things, violations of certain provisions of the federal securities laws. The decision to settle in no way acknowledges any wrongdoing on the part of the company, its officers or directors, but was deemed to be the most cost-effective resolution. The company believes a substantial portion of the cost of the settlement will ultimately be reimbursed under the company's insurance coverage, although no recovery has been recorded.
     Other income/expense was also unfavorably affected by a reclassification of investment income. The company modified its Voluntary Employees' Beneficiary Association (VEBA) trusts to qualify as plan assets in accounting for employee postretirement benefits other than pensions. Income from the trusts has now become a component of employee benefit expense and reduces operating costs, primarily cost of goods sold. VEBA income included in operating profit was $6 million in the first quarter 1994. VEBA income included in other income/expense in the first quarter 1993 was $6 million.
     Results of Brazilian operations were significantly better than a year ago and had no material effect on first-quarter 1994 consolidated results.

Financial Products
     The before-tax profit for Financial Products was $11 million, compared
with profit of $17 million in the first quarter 1993.   The decrease in profit
was due to a $9 million charge resulting from the application of mark to market accounting treatment for interest rate caps and swaptions sold by Cat Financial, partially offset by Cat Financial's larger portfolio of earning assets.
     Revenues were $105 million, up $16 million from the first quarter last year. The increase in revenues resulted from Cat Financial's larger portfolio. Cat Financial financed new retail business of $441 million, a $124 million or 39% increase, compared with the first quarter 1993.
     Selling, general and administrative expenses increased $8 million from a year ago. The increase was primarily due to depreciation of equipment on operating leases, provision for credit losses, and other volume-related expenses at Cat Financial. The increase in interest expense of $4 million was due to increased borrowings to support the larger portfolio, mostly offset by lower borrowing rates.
     Other income/expense was an expense of $5 million, compared with income of $5 million a year ago. The $10 million change was primarily the result of the mark to market adjustment discussed above.

Income Taxes
     Tax expense of $79 million was $69 million higher than a year ago. The increase was due to higher before-tax profit and a change in the estimated annual tax rate to 30%, compared with 24% for the first quarter 1993.

Affiliated Companies
     The company's share of affiliated companies' results improved $10 million from the same quarter last year. The improvement was primarily the result of a gain from the sale of surplus land at the company's 50%-owned affiliate, Shin Caterpillar Mitsubishi Ltd. in Japan.

FIRST QUARTER 1994 COMPARED WITH FOURTH QUARTER 1993
     First-quarter profit of $192 million or $1.89 per share of common stock was an improvement of $44 million over the $148 million or $1.46 per share profit before extraordinary loss for the fourth quarter 1993. An extraordinary loss of $29 million was recorded in the fourth quarter for the early retirement of debt.
     Sales and revenues of $3.29 billion were $118 million higher than the fourth quarter 1993 and were the primary reason for the increase in profit.

Machinery and Engines
     The before-tax profit related to Machinery and Engines of $241 million was $46 million higher than the fourth quarter of 1993. Sales of $3.18 billion were $114 million higher. Sales volume was up 2% and price realization was up 1%.
     Margin of $698 million was about the same as the previous quarter.
Margin as a percent of sales declined from 22.4% in the fourth quarter 1993
to 21.9% in the first quarter.   The decline was due to the absence of
inventory-related items that favorably affected cost of goods sold in the fourth quarter. These items included LIFO (last-in, first-out) inventory decrement benefits of $23 million, and favorable adjustments resulting from periodic reconciliation of inventory stock records to the accounting records. Overall, all other costs were about the same.
     Selling, general and administrative expenses of $313 million were $46 million less than the fourth quarter 1993. The decrease was the result of timing of expenses, as the fourth quarter is generally a higher cost quarter for these types of expenses.
     Research and development expenses were down $14 million compared with the previous quarter. This was also a result of timing.
     Interest expense for the first quarter of $51 million was $10 million lower than the fourth quarter 1993. The decline was the result of lower long-term debt.
     Other income/expense was an expense of $8 million, compared with income
of $19 million in the fourth quarter.   The change resulted from the charge
for probable settlement of two class action complaints and the change in the VEBA trusts. (See Other Income/Expense comments in First Quarter 1994
Compared With First Quarter 1993 section.)

Financial Products
     Before-tax profit for Financial Products of $11 million compared with $17 million in the fourth quarter 1993. The decrease in profit was due to a $9 million charge resulting from the application of mark to market accounting treatment for interest rate caps and swaptions sold by Cat Financial, partially offset by Cat Financial's larger portfolio of earning assets.

Income Taxes
     Tax expense for the quarter was $79 million, up $15 million from the fourth quarter. The increase was due to use of the 30% estimated annual tax rate for the first quarter and the increase in before-tax profit.
Fourth-quarter 1993 taxes were recorded at the actual 1993 rate of 27%.

Affiliated Companies
     The company's share of affiliated companies' results increased $10
million from the fourth quarter 1993.   The improvement was primarily a
result of a gain recognized from the sale of surplus land at the company's 50%-owned affiliate, Shin Caterpillar Mitsubishi Ltd. in Japan.

Sales
     Following are summaries of first-quarter company and dealer sales compared with the same quarter in 1993.

Company Sales Inside the United States
     Caterpillar sales inside the United States were $1.65 billion, a $285 million or 21% increase from the same quarter a year ago. The improvement was due primarily to significantly higher dealer sales, the result of much stronger industry demand for both machines and engines, and higher price realization.
     Sales inside the United States were 52% of total sales in both quarters.

U.S. Dealer Machine Sales to End-Users
     Sales were up considerably from a year ago, with increases in most market applications. Sales in construction sectors increased significantly:
         - Commercial, industrial and government building sector sales were higher due to improved building construction levels.
         - Sales to highway contractors continued to rise in response to much higher levels of highway construction and repair.
         - Housing-related sales registered another sizable increase as a result of strong housing starts in the second half of 1993.

     While commodity sectors increased modestly overall, results were mixed by segment:
         - Sales for coal mining applications declined moderately in line with lower mine production in late 1993.
         - Sand and quarry mining sector sales were considerably higher, reflecting greater levels of non-residential construction.
         - Sales to metal mining declined slightly despite higher mine production.
         - Agriculture-related sales climbed substantially as a result of the generally improving farm economy.
         - Sales to the forestry sector were up moderately. Forestry production was up only slightly despite the higher level of housing starts, as lumber prices remained high due to environmental restrictions on supply.
         - Petroleum sector sales were unchanged. Pipeline construction continued to trend down. Oil prices are 25% below year-ago levels, and drilling activity remains relatively low.
     Dealer machine sales increased significantly to industrial applications (primarily the manufacture and sale of building materials) reflecting the ongoing improvement in the construction industry. Sales were essentially flat into solid waste applications.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories were up significantly from the end of the fourth quarter, and were about normal relative to current selling rates.

Company Engine Sales Inside the United States
     Sales of diesel engines were significantly higher than the same quarter last year primarily due to higher demand for on-highway truck engines from Original Equipment Manufacturers (OEMs). Truck sales by OEMs continue to register strong gains due to low interest rates and higher levels of economic activity. Sales of turbine engines were down moderately.

Company Sales Outside the United States
     Caterpillar sales outside the United States were $1.53 billion, a $288 million or 23% increase from first quarter 1993. The improvement was due to an increase in dealer machine inventory during the quarter compared with dealer inventory reductions a year ago. Higher end-user demand for engines and improved price realization also contributed to higher company sales.

     Sales outside the United States represented 48% of worldwide sales, the same as first quarter last year.

Dealer Machine Sales to End Users Outside the United States
     Dealer sales outside the United States were about the same as the first quarter of 1993. Sales improved in most industrialized countries and in several of the developing regions, but were offset by much lower sales in the Middle East.
    Sales in the industrialized regions were considerably above year-earlier levels except in Japan:
     - Europe: Sales were moderately higher, reflecting the economic recoveries now under way in most countries. Sales are rising rapidly in the United Kingdom where recovery has been under way the longest. Sales also are making strong gains in France, but continue to trend down in Germany.
     - Australia: End-user demand was up sharply, particularly in metal mining, as economic recovery continues to grow.
     - Canada: Sales were moderately higher as economic recovery continues. Strong gains were registered in coal mining, sand and quarry mining, and in industrial applications.
     - Japan's sales of imported product were flat as recessionary conditions persist.
     End-user demand in the developing regions fell moderately overall -- increases in some regions were more than offset by declines elsewhere:
     - Asia: Sales were unchanged despite excellent economic growth as a decline in China offset gains elsewhere.
     - Latin America (excluding Brazil): End-user demand rose moderately for the region as a whole and for Mexico in particular.
     - Africa and the Middle East: Sales declined sharply as end-user demand fell in most countries and ceased altogether in Iran.
     - Brazil: Sales fell moderately, reflecting less activity in mining sectors.
     - Commonwealth of Independent States (CIS): Pipeline and mine-related sales posted a significant gain.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were up moderately from the fourth quarter, but are still slightly below normal relative to current selling rates.

Company Engine Sales Outside the United States
     Sales of diesel engines rose considerably primarily due to much higher demand for power generation equipment. Sales of turbine engines were up substantially from a year ago.

ACCOUNTING CHANGES
     In the first quarter of 1994, the company changed its method of computing LIFO ("last-in, first-out") inventories from a single pool approach to a multiple pool approach for substantially all of its inventories. The company believes that the multiple pool method results in a better matching of revenues and expenses. The cumulative effect of the change on prior years was not determinable. This change is not expected to have a material effect on 1994 or subsequent years' results of operations or financial position.

EMPLOYMENT

     At the end of the first quarter, Caterpillar's worldwide employment was 51,671, compared with 50,271 one year ago. Hourly employment increased 1,335 to 29,800, while salaried and management employment increased 65 to 21,871.

OUTLOOK
     The economic outlook for 1994 is unchanged from what was reported on March 17, 1994. The economies of the United States and Europe appear stronger than the company expected at the time the 1994 outlook statement was issued in January. Consequently, industry demand will likely be stronger than anticipated in both regions and may even post a slight gain in Europe.
Better economic and industry growth also is forecast for Australia.
     The economic and industry outlook for the rest of the world remains essentially unchanged. Little industry growth is expected in Japan, and moderately higher industry demand in Canada, Asia, and Latin America will more than offset a decline in the Africa/Middle East area.
     The outlook for company sales of machines and engines is also unchanged from that reported on March 17, 1994. Worldwide sales for the year are forecast to be stronger than expected in January 1994. Profit for the year should also be higher than expected in January as a result of the higher sales.
     Labor conditions remain an uncertainty. Negotiations with the United Auto Workers (UAW) union have not resumed. While the UAW strike ended in April 1992, a new contract has not been signed. Production and shipment volumes from UAW-represented facilities, however, continue to meet or exceed plans. Quality levels continue to exceed pre-strike levels.

B.  Liquidity & Capital Resources

     Consolidated operating cash flows totaled $152 million in the first quarter of 1994, compared with $108 million in the first quarter of 1993.

     Total debt at the end of the quarter was $5.63 billion, an increase of $201 million from year-end 1993. Of the increase, $64 million related to Machinery & Engines and $137 million related to Financial Products.

Machinery and Engines

     Operating cash flows totaled $67 million in the first quarter of 1994, compared with $48 million in the first quarter of 1993. The cash flow increase is primarily the result of increased profitability, partially offset by an increase in receivables because of higher sales.

     Capital expenditures, excluding equipment leased to others, increased $14 million compared with the first quarter of 1993.

     The percent of debt to debt plus stockholders equity was 51% at March 31, 1994 compared with 52% at December 31, 1993. During the first quarter of 1994, $136 million of Zero Coupon Notes were retired.

Financial Products

     Operating cash flows totaled $85 million in the first quarter of 1994, compared with $60 million in the first quarter of 1993. Cash used to purchase equipment leased to others totaled $37 million in the first quarter of 1994. In addition, first-quarter 1994 net finance receivables increased $144 million from year-end 1993 levels.

     Financial Products' debt was $3.18 billion at March 31, 1994, an increase of $137 million from December 31, 1993.

     At the end of the first quarter, finance receivables past due over 30 days were 2.1%, compared with 2.7% at the end of the first quarter of 1993.

     The ratio of debt to equity of Cat Financial was 7.4:1 at March 31, 1994, compared with 7.3:1 at December 31, 1993.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Caterpillar Inc. was held on April 13, 1994, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                     Shares                        Shares
                     Voted          Shares          Not
                     "For"        "Withheld       "Voted"
L. H. Affinito    85,201,320       319,629           0
D. V. Fites       85,191,969       328,980           0
J. W. Fondahl     85,206,869       314,080           0
D. R. Goode       85,206,149       314,800           0
J. I. Smith       85,178,423       342,526           0

     The appointment of Price Waterhouse as independent auditor was approved by the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                  Shares            Not
     "FOR"             "AGAINST"             "ABSTAINING"        Voted

  84,961,640           367,085                 192,224             0

     The stockholder proposal requiring the company to include shareholder director nominees in the company's proxy materials was defeated with the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                  Shares            Not
     "FOR"             "AGAINST"             "ABSTAINING"        Voted

  13,739,863          64,124,186              1,213,332        6,443,568

     The stockholder proposal to declassify the Board of Directors for the purpose of director elections was defeated with the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                  Shares            Not
     "FOR"             "AGAINST"             "ABSTAINING"        Voted

  33,221,109          45,176,715               679,557         6,443,568

     The stockholder proposal requesting the board take steps to provide for cumulative voting in the election of directors was defeated with the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                 Shares             Not
     "FOR"             "AGAINST"           "ABSTAINING"          Voted

  24,631,044          53,681,891             764,446           6,443,568

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
         Exhibit No.              Description
            12                    Statement Setting Forth Computations
                                  of Ratio of Profit to Fixed Charges.
                                  (The ratios of profit to fixed charges
                                  for the three-month periods ended March
                                  31, 1994 and 1993 were 3.5 and 1.3,
                                  respectively.)


    (b)	There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CATERPILLAR INC.

Date: May ___, 1994          By:     /s/ J. W. Owens
                               J. W. Owens, Vice President
                               and Principal Financial Officer

Date: May ___, 1994          By:     /s/ R. R. Atterbury III
                               R. R. Atterbury III, Secretary

                                 EXHIBIT INDEX

Number           Description

  12             Statement Setting Forth Computations
                 of Ratios of Profit to Fixed Charges

																																																										EXHIBIT NUMBER 12

                 STATEMENT SETTING FORTH COMPUTATIONS OF RATIOS
                           OF PROFIT TO FIXED CHARGES

              Caterpillar Inc., Consolidated Subsidiary Companies,
                       and 50%-owned Affiliated Companies
                                   (Unaudited)
                              (Dollars in millions)

                                   Three Months Ended
                                    Mar. 31,   Mar. 31,
                                      1994       1993

Profit for period ..............     $  192    $   34
Add:
   Provision for income taxes ..         91        11
                                     ------    ------
Profit before taxes ............     $  283    $   45
                                     ------    ------
Fixed charges:
   Interest and other costs
     related to borrowed
     funds(1) ..................     $  102    $  117
   Rentals at computed
     interest factors(2) .......         13        13
                                     ------    ------
Total fixed charges ............     $  115    $  130
                                     ------    ------
Profit before provision
   for income taxes and
   fixed charges ...............     $  398    $  175
                                     ======    ======

Ratio of profit to
   fixed charges ...............        3.5       1.3
                                     ======    ======

(1)Interest expense as reported in the Consolidated Results of Operations plus the Company's proportionate share of 50%-owned affiliated companies' interest expense.

(2)Amounts represent those portions of rent expense that are reasonable approximations of interest costs.