Form 10-Q
period 1994-06-30
CATERPILLAR INC
filed 1994-08-12
CIK 18230

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission File No. 1-768

CATERPILLAR INC.
(Exact name of Registrant as specified in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)

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

At June 30, 1994, 101,626,469 shares of common stock of the Registrant were outstanding.

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                               CATERPILLAR INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES
               Statement of Consolidated Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)



                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,   June 30, June 30,
                                          1994      1993       1994     1993
MACHINERY AND ENGINES:
  Sales ................................ $3,492   $ 2,810    $ 6,673  $ 5,418
                                         ------    ------     ------   ------
  Operating costs:
    Cost of goods sold .................  2,730     2,298      5,213    4,470
    Selling, general and
      administrative expenses ..........    329       308        642      597
    Research and development expenses ..     84        79        160      151
                                         ------    ------     ------   ------
                                          3,143     2,685      6,015    5,218
                                         ------    ------     ------   ------
 Operating profit .....................     349       125        658      200
 Interest expense .....................      50        72        101      141
                                         ------    ------     ------   ------
                                            299        53        557       59
  Other income .........................     21        21         13       42
                                         ------    ------     ------   ------
  Profit before taxes ..................    320        74        570      101
                                         ------    ------     ------   ------
FINANCIAL PRODUCTS:
  Revenues .............................    113        95        218      184
                                         ------    ------     ------   ------
  Operating costs:
    Selling, general and
      administrative expenses ..........     47        40         90       75
    Interest expense ...................     51        42         97       84
                                         ------    ------     ------   ------
                                             98        82        187      159
                                         ------    ------     ------   ------
  Operating profit .....................     15        13         31       25
  Other income (expense) ...............     (1)        3         (6)       8
                                         ------    ------     ------   ------
  Profit before taxes ..................     14        16         25       33

CONSOLIDATED PROFIT BEFORE TAXES .......    334        90        595      134
  Provision for income taxes ...........    100        22        179       32
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    234        68        416      102
  Equity in profit (loss) of
    affiliated companies (Note 6) ......      6        (1)        16       (1)
                                         ------    ------     ------   ------

PROFIT ................................. $  240   $    67    $   432  $   101
                                         ======    ======     ======   ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 8):

  Profit ............................... $ 2.36   $  0.66    $  4.25  $  1.00
                                         ======    ======     ======   ======
Cash dividends paid per share of
  common stock ......................... $  .15   $   .15    $   .30  $   .30


See accompanying notes to Consolidated Financial Statements.
                              CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       June 30,  Dec. 31,
                                                         1994      1993
ASSETS
  Current assets:
    Cash and short-term investments .................  $   173   $    83
    Receivables -- trade and other ..................    2,991     2,637
    Receivables -- finance ..........................    1,050       988
    Deferred income taxes and prepaid expenses ......      805       838
    Inventories (Notes 5 and 7) .....................    1,672     1,525
                                                       -------   -------
  Total current assets ..............................    6,691     6,071
  Land, buildings, machinery, and equipment -- net ..    3,718     3,827
  Long-term receivables -- trade and other ..........      148       132
  Long-term receivables -- finance ..................    2,421     2,152
  Investments in affiliated companies (Note 6) ......      417       395
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,356     1,321
  Intangible assets .................................      353       353
  Other assets ......................................      341       556
                                                       -------   -------
TOTAL ASSETS ........................................  $15,445   $14,807
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   778   $   822
    Accounts payable and accrued expenses ...........    2,347     2,055
    Accrued wages, salaries, and employee benefits ..    1,049       957
    Dividends payable ...............................       31        15
    Deferred and current income taxes payable .......      130       111
    Long-term debt due within one year ..............      815       711
                                                       -------   -------
  Total current liabilities .........................    5,150     4,671

  Long-term debt due after one year .................    3,946     3,895
  Liability for postemployment benefits .............    3,751     4,018
  Deferred income taxes .............................       26        24
                                                       -------   -------
TOTAL LIABILITIES ...................................   12,873    12,608
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 200,000,000
    Outstanding shares (Jun. 30, 1994 -- 101,626,469
    [after deducting 235,359 treasury shares];
    Dec. 31, 1993 -- 101,861,828) at paid-in amount .      803       835
  Profit employed in the business ...................    1,621     1,234
  Minimum pension liability adjustment...............      (40)      (40)
  Foreign currency translation adjustment ...........      188       170
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    2,572     2,199
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $15,445   $14,807
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1993 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       June 30,  Dec. 31,
                                                         1994      1993
ASSETS
  Current assets:
    Cash and short-term investments .................  $   151   $    62
    Receivables -- trade and other ..................    2,939     2,612
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      819       869
    Inventories (Notes 5 and 7) .....................    1,672     1,525
                                                       -------   -------
  Total current assets ..............................    5,581     5,068
  Land, buildings, machinery, and equipment -- net ..    3,326     3,456
  Long-term receivables -- trade and other ..........      148       132
  Long-term receivables -- finance ..................        -         -
  Investments in affiliated companies (Note 6) ......      417       395
  Investments in Financial Products subsidiaries ....      504       457
  Deferred income taxes .............................    1,360     1,334
  Intangible assets .................................      353       353
  Other assets ......................................      148       398
                                                       -------   -------
TOTAL ASSETS ........................................  $11,837   $11,593
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    55   $   139
    Accounts payable and accrued expenses ...........    2,154     1,925
    Accrued wages, salaries, and employee benefits ..    1,047       955
    Dividends payable ...............................       31        15
    Deferred and current income taxes payable .......       88        71
    Long-term debt due within one year ..............      101       218
                                                       -------   -------
  Total current liabilities .........................    3,476     3,323
  Long-term debt due after one year .................    2,013     2,030
  Liability for postemployment benefits .............    3,751     4,018
  Deferred income taxes .............................       25        23
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,265     9,394
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 200,000,000
    Outstanding shares (Jun. 30, 1994 -- 101,626,469
    [after deducting 235,359 treasury shares];
    Dec. 31, 1993 -- 101,861,828) at paid-in amount .      803       835
  Profit employed in the business ...................    1,621     1,234
  Minimum pension liability adjustment ..............      (40)      (40)
  Foreign currency translation adjustment ...........      188       170
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    2,572     2,199
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $11,837   $11,593
                                                       =======   =======
The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.
* Unaudited except for Consolidated December 31, 1993 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       June 30,  Dec. 31,
                                                         1994      1993
ASSETS
  Current assets:
    Cash and short-term investments ................. $    22    $    21
    Receivables -- trade and other ..................      65         63
    Receivables -- finance ..........................   1,050        988
    Deferred income taxes and prepaid expenses ......       3          2
    Inventories (Notes 5 and 7) .....................       -          -
                                                      -------    -------
  Total current assets ..............................   1,140      1,074

  Land, buildings, machinery, and equipment -- net ..     392        371
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   2,421      2,152
  Investments in affiliated companies (Note 6) ......       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       -          -
  Intangible assets .................................       -          -
  Other assets ......................................     193        158
                                                      -------    -------
TOTAL ASSETS ........................................ $ 4,146    $ 3,755
                                                      =======    =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $   723    $   683
    Accounts payable and accrued expenses ...........     223        201
    Accrued wages, salaries, and employee benefits ..       2          2
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......      42         40
    Long-term debt due within one year ..............     714        493
                                                      -------    -------
  Total current liabilities .........................   1,704      1,419
  Long-term debt due after one year .................   1,933      1,865
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................       5         14
                                                      -------    -------
TOTAL LIABILITIES ...................................   3,642      3,298
                                                      -------    -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 200,000,000
    Outstanding shares (Jun. 30, 1994 -- 101,626,469
    [after deducting 235,359 treasury shares];
    Dec. 31, 1993 -- 101,861,828) at paid-in amount .     283        258
  Profit employed in the business ...................     223        206
  Minimum pension liability adjustment...............       -          -
  Foreign currency translation adjustment ...........      (2)        (7)
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     504        457
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 4,146    $ 3,755
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1993 amounts.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       June 30,  June 30,
                                                         1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   432    $   101
  Adjustments for noncash items:
  Depreciation and amortization .....................     339        334
  Profit of Financial Products ......................       -          -
  Other .............................................      64        (51)
  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (349)      (427)
    Inventories .....................................    (147)       112
    Accounts payable and accrued expenses ...........     258        130
    Other -- net ....................................      96        113
                                                      -------    -------
Net cash provided by operating activities ...........     693        312
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (171)      (147)
  Expenditures for equipment leased to others .......     (80)       (84)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      53         24
  Additions to finance receivables ..................  (1,351)      (891)
  Collections of finance receivables ................     782        615
  Proceeds from sale of finance receivables..........     241          -
  Other -- net ......................................     (48)       (47)
                                                      -------    -------
Net cash used for investing activities ..............    (574)      (530)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (30)       (30)
  Common stock issued, including treasury
    shares reissued .................................      13         15
  Treasury shares purchased..........................     (77)         -
  Proceeds from long-term debt issued ...............     548        600
  Payments on long-term debt ........................    (403)      (331)
  Short-term borrowings -- net ......................     (82)       (82)
                                                      -------    -------
Net cash provided by/used for financing activities ..     (31)       172
                                                      -------    -------
Effect of exchange rate changes on cash .............       2          4
                                                      -------    -------

Increase (decrease) in cash and
  short-term investments ............................      90        (42)

Cash and short-term investments at the
  beginning of the period ...........................      83        119
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   173    $    77
                                                      =======    =======
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       June 30,  June 30,
                                                         1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   432    $   101
  Adjustments for noncash items:
    Depreciation and amortization ...................     294        300
    Profit of Financial Products ....................     (17)       (20)
    Other ...........................................      50        (56)

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (322)      (398)
    Inventories .....................................    (147)       112
    Accounts payable and accrued expenses ...........     204         96
    Other -- net ....................................     111        124
                                                      -------    -------
Net cash provided by operating activities ...........     605        259
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (170)      (146)
  Expenditures for equipment leased to others .......      (3)        (7)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................       7         13
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Other -- net ......................................     (39)       (45)
                                                      -------    -------
Net cash used for investing activities ..............    (205)      (185)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (30)       (30)
  Common stock issued, including treasury
    shares reissued .................................      13         15
  Treasury shares purchased..........................     (77)         -
  Proceeds from long-term debt issued ...............       0        203
  Payments on long-term debt ........................    (144)      (110)
  Short-term borrowings -- net ......................     (74)      (201)
                                                      -------    -------
Net cash used for financing activities ..............    (312)      (123)
                                                      -------    -------
Effect of exchange rate changes on cash .............       1          6
                                                      -------    -------

Increase (decrease) in cash and
  short-term investments ............................      89        (43)

Cash and short-term investments at the
  beginning of the period ...........................      62        104
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   151    $    61
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.
                                 CATERPILLAR INC.
                  Statement of Cash Flows for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       June 30,  June 30,
                                                         1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $    17    $    20
  Adjustments for noncash items:
    Depreciation and amortization ...................      45         34
    Profit of Financial Products ....................       -          -
    Other ...........................................      11         13

  Changes in assets and liabilities:
    Receivables -- trade and other ..................       0         28
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      16        (41)
    Other -- net ....................................      (1)        (1)
                                                      -------    -------
Net cash provided by operating activities ...........      88         53
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (1)        (1)
  Expenditures for equipment leased to others .......     (77)       (77)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      46         11
  Additions to finance receivables ..................  (1,351)      (891)
  Collections of finance receivables ................     782        615
  Proceeds from sale of finance receivables..........     241          -
  Other -- net ......................................     (34)        (2)
                                                      -------    -------
Net cash used for investing activities ..............    (394)      (345)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................      25          -
  Treasury shares purchased..........................       -          -
  Proceeds from long-term debt issued ...............     548        397
  Payments on long-term debt ........................    (259)      (221)
  Short-term borrowings -- net ......................      (8)       119
                                                      -------    -------
Net cash provided by financing activities ...........     306        295
                                                      -------    -------
Effect of exchange rate changes on cash .............       1         (2)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................       1          1

Cash and short-term investments at the
  beginning of the period ...........................      21         15
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    22    $    16
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 1994 and 1993, (b) the consolidated financial position at June 30, 1994 and December 31, 1993, and (c) the consolidated statement of cash flows for the six-month periods ended June 30, 1994 and 1993 have been made.

2. The results for the three- and six-month periods ended June 30, 1994 are not necessarily indicative of the results for the entire year 1994.

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

4. The company enters into contracts to buy and sell foreign currencies in the future only to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The company does not engage in speculation. At June 30, 1994, the company had approximately $1,044 in contracts to buy or sell foreign currency in the future. The carrying value of such contracts was an asset of $1 and the fair market value was a liability of $84.

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

6.   Affiliated Companies

     The company's investments in affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan ($390). The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended     Six Months Ended
                                    Mar. 31,   Mar. 31,    Mar. 31,   Mar. 31,
                                     1994       1993        1994       1993
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  814     $  664      $1,598     $1,482
                                    ======     ======      ======     ======

       Profit (loss) .............  $    9     $   (4)     $   25     $   (7)
                                    ======     ======      ======     ======


                                                           Mar. 31,   Sep. 30,
                                                            1994       1993
     FINANCIAL POSITION
       (Unaudited)

       Assets:
         Current assets .................................   $1,793    $1,691
         Land, buildings, machinery and equipment - net..      763       750
         Other assets ...................................      301       310
                                                            ------    ------
                                                             2,857     2,751
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,589     1,441
         Long-term debt due after one year ..............      340       449
         Other liabilities ..............................      115        90
                                                            ------    ------
                                                             2,044     1,980
                                                            ------    ------
       Ownership ........................................   $  813    $  771
                                                            ======    ======
7. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           Jun. 30,   Dec. 31,
                                                            1994       1993
                                                        (unaudited)

       Raw materials and work-in-process ................   $  601    $  545
       Finished goods ...................................      882       812
       Supplies .........................................      189       168
                                                            ------    ------
                                                            $1,672    $1,525
                                                            ======    ======

8.   Following is a computation of profit per share:

                                        Three Months Ended  Six Months Ended
                                        June 30,  June 30,  June 30,  June 30,
                                         1994      1993      1994      1993
                                                     (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) .......  $  240   $   67     $  432   $   101
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   101.7    101.1      101.8     101.0

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     1.2      0.8        1.1       0.8
                                         ------   ------     ------   -------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   102.9    101.9      102.9     101.8
                                         ======   ======     ======   =======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $2.36    $0.66      $4.25     $1.00

      Assuming full dilution (A/C) ....   $2.34    $0.66      $4.20     $0.99

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations


THREE MONTHS ENDED JUNE 30, 1994 VS. THREE MONTHS ENDED JUNE 30, 1993

     The company reported the second consecutive quarter of record sales and profit. Second-quarter profit of $240 million and profit per share of $2.36 were records (excluding nonrecurring items) -- continuing the strong trend of quarterly profit improvements. This represents a $173 million improvement over profit of $67 million or 66 cents per share for the second quarter of 1993.
     Record sales and revenues of $3.61 billion were 24% higher than the same quarter a year ago. A 21% increase in physical sales volume was the most significant factor contributing to the improved profit.
     On June 21, 1994, the United Auto Workers (UAW) union struck eight of the U.S. facilities whose hourly employees are represented by the UAW. Prior to this strike, but also during the second quarter, the UAW also struck various plants on five different occasions. These five strikes ranged from one to four and one-half days in duration. In the aggregate, the strikes had no material effect on second-quarter financial results. The company has maintained planned shipments through the dedicated team effort of its salaried, management and non-striking hourly work force. (See Labor Update and Outlook sections for additional information.)

Machinery and Engines
     Sales of Machinery and Engines were $3.49 billion, $682 million higher than the second quarter last year. The higher sales resulted from a 21% increase in physical sales volume as well as a 3% increase in price realization. Profit before tax was $320 million compared with profit of $74 million for the same quarter in 1993. The primary reason for the improved profit was the increase in physical sales volume.
     Sales volume improved significantly both inside and outside the United States, a result of increased worldwide demand. The improvement in price realization was principally the result of price increases taken over the past year.
     Margin (sales less cost of goods sold) increased $250 million, a result of higher sales. As a percent of sales, the margin rate of 21.8% was 3.6 percentage points higher than the same quarter a year ago. The improvement resulted from higher sales volume, improved price realization and strong cost control, partially offset by an unfavorable change in sales mix. Cost inflation was about offset by improved efficiencies. Hourly employment was up about 7% while sales volume increased 21%.
     Selling, general and administrative expenses of $329 million were $21 million higher than in second quarter 1993 because of increases in volume-related parts distribution costs and incentive pay expense (related to the higher profit). All other costs were about the same despite inflation.
     Research and development expenses were $84 million, compared with $79 million in the same quarter last year. The increase was a result of new product introduction programs.
     Interest expense of $50 million was $22 million lower than a year ago as average debt outstanding decreased $881 million compared with second quarter 1993.
     Other income (expense) was income of $21 million, the same as second quarter last year.
     Results of Brazilian operations were significantly better than a year ago and had no material effect on second-quarter 1994 results.

Financial Products
     Before-tax profit for Financial Products was $14 million, a $2 million decline from the second quarter of 1993. The decrease was a result of a $4 million unrealized charge due to the mark to market valuation of interest rate caps written by Caterpillar Financial Services Corporation, partially offset by increased profit from Cat Financial's larger portfolio of earning assets.
     Revenues were $113 million, up $18 million from the same quarter a year ago. The increase was a result of Cat Financial's larger portfolio. Cat Financial financed new retail business of $541 million, an $84 million or 18% increase compared with the second quarter of 1993.
     Selling, general and administrative expenses increased $7 million from the second quarter last year. The increase was due to depreciation of equipment on operating leases and certain volume-related expenses at Cat Financial. Interest expense was $9 million higher, a result of increased borrowings to support the larger portfolio.
     Other income/expense was expense of $1 million, compared with income of $3 million a year ago. The change was due to mark to market accounting for the interest rate caps mentioned above.

Income Taxes
     Tax expense of $100 million increased $78 million from the same quarter a year ago. The increase was a result of higher before-tax profit and the use of an estimated annual tax rate of 30%, compared with 24% used for the second quarter of 1993.

Affiliated Companies
     The company's share of affiliated companies' results was a profit of $6 million, a $7 million improvement from 1993. The increase was a result of cost-cutting measures and $2 million of favorable non-recurring items at the company's 50%-owned affiliate, Shin Caterpillar Mitsubishi Ltd. (SCM) in Japan.


THREE MONTHS ENDED JUNE 30, 1994 VS. THREE MONTHS ENDED MARCH 31, 1994

     Second-quarter profit of $240 million or $2.36 per share reflected an improvement of $48 million over profit of $192 million or $1.89 per share in the first quarter of this year. Sales and revenues of $3.61 billion were $319 million higher than first quarter 1994 and were the primary reason for the increase in profit.
     First quarter 1994 results for Financial Products differ from those reported on April 20, 1994 because earnings of Caterpillar Financial Services Corporation were revised on May 16, 1994 to reflect application of mark to market accounting for interest rate caps and swaptions sold by Cat Financial in conjunction with its overall funding strategy. A reduction in Machinery and Engines costs, principally group insurance reserves, was made at the same time. Consolidated first-quarter earnings, therefore, were unchanged from those reported on April 20.

Machinery and Engines
     Before-tax profit for Machinery and Engines was $320 million, compared with profit of $250 million for the first quarter. Sales of $3.49 billion increased $311 million from the previous quarter. Sales volume was up 9% as industry demand remains strong and price realization was up 1% resulting from price increases.
     Margin of $762 million increased $64 million from the first quarter. The increase was due to higher sales. Margin as a percent of sales was about the same for the first and second quarters as the positive effects on the rate resulting from higher volume were about offset by an unfavorable change in sales mix.

     Selling, general and administrative expenses for the second quarter of $329 million increased $16 million from the first quarter. The increase was primarily the result of timing of expenses, as the first quarter is generally a lower cost quarter for these types of expenses.
     Research and development expenses increased $8 million from the previous quarter. This was also a result of timing.
     Interest expense of $50 million was $1 million lower than the first quarter as average debt declined slightly.
     Other income/expense was income of $21 million, compared with expense of $8 million in the first quarter. The change resulted primarily from the absence of a $17 million first-quarter charge related to the probable settlement of two class action complaints filed against the company and certain of its officers and directors in 1990. In addition, second-quarter foreign exchange gains and losses were favorable compared with the first quarter.

Financial Products
     Before-tax profit for Financial Products was $14 million, compared with $11 million in the first quarter. The primary reasons for the increase were lower unrealized mark to market charges for written interest rate caps and a larger portfolio of earning assets at Cat Financial.

Income Taxes
     Tax expense was up $21 million from the first quarter, because of higher before-tax profit.

Affiliated Companies
     The company's share of affiliated companies' results was $6 million, down $4 million from the first quarter of this year. The decline resulted from the absence of a gain from the sale of surplus land at SCM recorded in the first quarter, partially offset by $2 million of favorable non-recurring items at SCM during the second quarter.


SIX MONTHS ENDED JUNE 30, 1994 VS. SIX MONTHS ENDED JUNE 30, 1993

     Profit for the six months ended June 30, 1994 was $432 million or $4.25 per share of common stock, an improvement of $331 million over profit of $101 million or $1.00 per share for the first six months of 1993. Sales and revenues of $6.89 billion were $1.29 billion higher than last year and were the primary reason for the improvement in profit.

Machinery and Engines
     Sales were $6.67 billion, an increase of $1.3 billion from the same period last year. Before-tax profit was $570 million, an improvement of $469 million. The primary reason for the increase in profit was higher sales -- a 20% improvement in physical sales volume and a 3% improvement in price realization.
     Margin of $1.46 billion improved $512 million from the first six months of 1993, primarily a result of higher sales. As a percent of sales, margin was 21.9%, an increase of 4.4 percentage points from last year. The increase was because of higher sales volume, improved price realization and strong cost control. An unfavorable change in sales mix partially offset the increase.
     Selling, general and administrative expenses were $45 million higher than the same period a year ago because of increases in volume-related parts distribution costs and incentive pay expense (related to the higher profit). All other costs were about the same despite inflation.
     Research and development expenses were up $9 million from the first six months of last year, a result of new product introduction programs.

     Interest expense was $40 million lower because of lower debt. Average debt during the period was $882 million lower than during the first six months of 1993.
     Other income/expense declined $29 million, to income of $13 million. The decrease resulted from the $17 million charge for the probable settlement of two class action complaints and reclassification of income from the company's Voluntary Employees' Beneficiary Association (VEBA) trusts from other income to a reduction of employee benefit expense. VEBA income included in operating profit was $12 million in the first six months of 1994. VEBA income included in other income/expense in the first six months of 1993 was $17 million.
     Results of Brazilian operations were significantly better than a year ago and had no material effect on year-to-date 1994 results.

Financial Products
     Before-tax profit for Financial Products was $25 million, down $8 million from the first six months of 1993. The decrease was a result of a $13 million unrealized mark to market charge for interest rate caps and swaptions written by Caterpillar Financial Services Corporation, partially offset by increased profit from Cat Financial's larger portfolio of earnings assets.
     Revenues were $218 million, compared with $184 million in the first six months of 1993, reflecting Cat Financial's larger portfolio.
     Selling, general, and administrative expenses increased $15 million from a year ago. The increase was a result of depreciation of equipment on operating leases, provision for credit losses, and other volume-related expenses at Cat Financial. Interest expense was $97 million for the first six months, up $13 million. The increase was due to higher borrowings to support Cat Financial's larger portfolio, partially offset by lower borrowing rates.
     Other income/expense was expense of $6 million, compared with income of $8 million a year ago. The change resulted primarily from a $13 million unrealized mark to market charge for interest rate caps and swaptions written by Cat Financial.

Income Taxes
     Tax expense was $179 million, $147 million higher than a year ago. The increase was a result of higher before-tax profit and a change in the estimated annual tax rate to 30%, compared with 24% for the first six months of 1993.

Affiliated Companies
     The company's share of affiliated companies' results improved $17 million from the $1 million loss reported a year ago. The improvement was primarily the result of a gain from the sale of surplus land and cost-cutting measures implemented at Shin Caterpillar Mitsubishi Ltd.


SALES

     Following are summaries of second-quarter company and dealer sales compared with the same quarter in 1993.

Company Sales Inside the United States
     Caterpillar sales inside the United States were $1.81 billion, a $365 million or 25% increase from the same quarter a year ago. The improvement was due primarily to significantly higher dealer sales, the result of much stronger industry demand for both machines and engines, and higher price realization.
     Sales inside the United States were 52% of total sales, compared with 51% during second quarter 1993.

U.S. Dealer Machine Sales to End-Users
     Sales were up considerably from a year ago, with a significant increase in construction sector market applications more than offsetting a moderate decline in commodity sector applications.
     Sales in all construction sectors increased significantly with the exception of highways which were up moderately:
     - Commercial, industrial and government building sector sales were higher because of improved building construction levels.
     - Sales to the housing sector registered another sizable gain in response to much higher levels of housing starts.
     - Highway-related sales were moderately above year-earlier levels as a result of higher levels of highway construction and repair.

     Sales declined in all commodity sectors except sand and quarry mining and agriculture:
     - Sand and quarry mining sector sales were moderately higher, reflecting greater levels of construction.
     - Sales for coal mining applications declined considerably despite higher mine production earlier in the year.
     - Metal mining-related sales were moderately lower than year-earlier levels but are now trending up. Mine production was down slightly although prices were moderately higher.
     - Sales for agricultural applications were unchanged despite a generally improved farm economy.
     - Forest product-related sales were down slightly in response to relatively flat forestry production and lumber prices.
     - Sales to the petroleum sector were moderately lower. Pipeline construction continued to trend down and second-quarter oil prices averaged below year-ago levels.

     Dealer machine sales increased moderately to industrial applications (primarily the manufacture and sale of building materials), reflecting the ongoing improvement in the construction industry. Sales were essentially flat into solid waste applications.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories were down moderately from the end of the first quarter but were about normal relative to current selling rates.

Company Engine Sales Inside the United States
     Sales of diesel engines were significantly higher than the same quarter last year primarily due to higher demand for on-highway truck engines from Original Equipment Manufacturers (OEMs). Truck sales by OEMs continue to be considerably above year-earlier levels because of higher levels of economic activity. Sales of turbine engines also were considerably higher.

Company Sales Outside the United States
     Caterpillar sales outside the United States were $1.68 billion, a $317 million or 23% increase from second quarter 1993. The improvement was primarily due to higher machine sales to dealers in response to increased end-user demand. Less dealer inventory reduction during the quarter and higher end-user demand for engines also contributed to the sales increase.
     Sales outside the United States represented 48% of worldwide sales, compared with 49% during the second quarter last year.

Dealer Machine Sales to End Users Outside the United States
     Dealer sales outside the United States were up considerably from the second quarter of 1993. Sales improved in most industrialized countries as well as Latin America and the Commonwealth of Independent States but declined again in the Middle East.

     Sales in the industrialized regions were considerably above year-earlier levels due primarily to strong gains in Canada and Australia:
     - Europe: Sales were moderately higher, reflecting the economic recoveries under way in most countries. Sales were significantly above year-earlier levels in about half the countries including the United Kingdom, France, Spain and Scandinavia. Sales declined slightly in Germany.
     - Canada: End-user demand rose significantly as economic recovery continued. Strong gains were registered in sand and quarry mining, housing and industrial applications.
     - Australia: Sales continued to rise sharply, particularly in mining applications, reflecting the solid economic recovery.
     - Japan's sales of imported product were moderately lower reflecting the weak economy.

     End-user demand in the developing regions rose considerably overall as increases in some regions more than offset declines elsewhere:
     - Latin America (excluding Brazil): Sales rose sharply for the region as a whole and for Mexico in particular.
     - Asia: End-user demand outside China was considerably higher in terms of units but slightly lower in dollars as fewer large trucks and tractors were sold. Sales in China were significantly lower reflecting tighter government policies to control inflation.
     - Africa and the Middle East: Sales were considerably lower for the region, with the largest decline in the Mideast. Demand in South Africa, however, was much improved.
     - Commonwealth of Independent States (CIS): Pipeline and mine-related sales posted another significant gain.
     - Brazil: Sales were slightly higher as increases in agriculture, forestry and housing applications more than offset declines in other sectors.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were essentially unchanged from the first quarter and were moderately below normal relative to current selling rates.

Company Engine Sales Outside the United States
     Sales of diesel engines rose considerably due to higher OEM demand for truck engines in Canada and Mexico as well as higher end-user demand for engines into power generation, marine, and petroleum applications. Sales of turbine engines declined slightly.


EMPLOYMENT
     At the end of the second quarter, Caterpillar's worldwide employment, including UAW members on strike, was 52,712, compared with 50,109 one year ago. Hourly employment increased 2,371 to 30,769, while salaried and management employment increased 232 to 21,943.

LABOR UPDATE
     On June 21, 1994, the United Auto Workers union struck eight of the U.S. facilities whose employees are represented by the UAW. This strike and the other brief local work stoppages had minimal impact on second-quarter results because the company quickly and effectively implemented contingency plans designed to maintain production and shipment levels to meet the needs of its customers. Actions the company has taken to meet customer needs include:
     - Encouraging striking workers to return to work. On June 30, more than 3,000 UAW-represented employees at struck facilities had returned to work. This number continues to increase.

     - Assigning approximately 6,000 salaried and management employees to factory operations.
     - Utilizing retirees, as well as temporary and contract personnel.
     - Accelerating the hiring of new, full-time hourly employees.
     - Resourcing production to non-UAW facilities and suppliers.

     At June 30, 1994, employees on strike represented less than 20% of Caterpillar's total work force of 52,712.
     The effort of all employees and the level of cooperation and teamwork have been exceptional. Customer requirements are being met and Caterpillar's traditional product quality has been maintained.


OUTLOOK
     The economic outlook for 1994 is unchanged from what was reported at the end of the first quarter with good growth expected for the United States, Canada and Australia. Moderate growth is forecast for Europe in the second half as recovery strengthens, but weak growth is expected to persist in Japan. Moderate growth is forecast for the developing regions except Asia where excellent growth is expected to continue.
     Worldwide, moderate growth is expected for the industry in 1994 with significant increases in the United States and Canada, a moderate increase in Australia and a slight increase in Europe. Recent interest rate increases in North America are expected to have little impact on demand. Little industry growth is forecast for Japan, but moderately higher industry demand in Asia and Latin America will more than offset a decline in Africa and the Middle East. The recent introduction of a new currency in Brazil is not expected to alter the forecast of moderate economic growth and improved industry demand. However, considerable uncertainty continues and the outlook for Brazil could change.
     The outlook for company sales of machines and engines for 1994 is unchanged from that reported at the end of the first quarter. Worldwide sales are forecast to be stronger than expected at the beginning of the year.
Profit is also expected to be higher -- in line with the higher sales forecast. If the strike continues throughout the third quarter there could be some shifting of sales into the fourth quarter. However, because of reduced labor costs associated with the striking UAW members, it is anticipated that there will be little, if any, impact on third-quarter profit because of the strike.
     For the rest of 1994, labor conditions remain uncertain because of the absence of contract negotiations with the UAW and the strike. However, financial uncertainty has diminished in light of the company's demonstrated ability to implement actions necessary to meet planned production schedules. At this point, it appears the labor situation will have minimal impact on sales and profit for the full-year 1994 even if the current strike continues.

B.  Liquidity & Capital Resources
     Consolidated operating cash flows totaled $541 million in the second quarter of 1994, compared with $204 million in the second quarter of 1993.
     Total debt at the end of the quarter was $5.54 billion, a decrease of $90 million from March 31 of this year. Over this period, debt related to Machinery & Engines decreased $282 million, while debt related to Financial Products increased $192 million.


Machinery and Engines
     Operating cash flows totaled $538 million in the second quarter of 1994, compared with $211 million in the second quarter of 1993. The cash flow increase was primarily the result of increased profitability.

     Capital expenditures, excluding equipment leased to others, totaled $88 million in the second quarter compared with $78 million a year ago. The percent of debt to debt plus stockholders' equity improved to 46% at June 30, 1994, from 51% at March 31, 1994.

Financial Products
     Operating cash flows totaled $3 million in the second quarter of 1994, compared with an outflow of $7 million in the second quarter of 1993.
     Cash used to purchase equipment leased to others totaled $40 million in the second quarter of 1994. In addition, second-quarter 1994 net finance receivables increased $176 million from March 31 levels.
     Financial Products' debt was $3.37 billion at June 30, 1994, an increase of $192 million from March 31, 1994. At the end of the second quarter, finance receivables past due over 30 days were 3.2%, compared with 1.9% in the second quarter of 1993. The increase in past dues was primarily in the marine and coal-mining industries.
     On June 30, 1994, Cat Financial completed its first asset-backed securitization which was comprised of $243 million of fixed-rate installment sale contracts. The proceeds were used to reduce existing debt. No material gain or loss was recognized on this transaction and fees will be received in future months for servicing the sold receivables.
     The ratio of debt to equity of Cat Financial was 7.3:1 at June 30, 1994, compared with 7.5:1 at March 31, 1994.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     In its Form 10-K for fiscal year 1993, the Company reported that an agreement had been reached regarding the settlement of two class action complaints filed against the Company and certain of its officers and directors in United States District Court for the Central District of Illinois ("District Court"). At that time, the settlement was contingent upon approval by the District Court. The settlement has been approved by the District Court and the time for filing an appeal has expired. The amount to be paid out under the settlement will depend on the number of valid claims received from class members, but will not be greater than $23 million or less than $17 million. A provision of $17 million was made in the first quarter 1994 as noted in Part I, Item 2, Management's Discussion and Analysis.

Item 4.   Submission of Matters to a Vote of Security Holders

     On August 5, 1994, a Special Meeting of Stockholders of Caterpillar Inc. was held to determine whether the Company should amend its Certificate of Incorporation to increase its authorized number of shares to facilitate a two-for-one stock split in the form of a 100% stock dividend. Proxies were solicited during the quarter with respect to the meeting. At the meeting the proposal was approved by a vote of 80,656,831 FOR, 3,426,407 AGAINST, and 1,138,820 ABSTAINING.

Item 6.   Exhibits and Reports on Form 8-K

     (a)	Exhibits
          Exhibit No.              Description
             12                    Statement Setting Forth Computations
                                   of Ratio of Profit to Fixed Charges.
                                   (The ratios of profit to fixed charges
                                   for the three- and six-month periods
                                   ended June 30, 1994 were 3.9 and 3.7,
                                   respectively, and for the three-and
                                   six-month periods ended June 30, 1993 were
                                   1.7 and 1.5, respectively.


   (b) On June 8, 1994, a report on Form 8-K was filed with respect to the two-for-one stock split discussed in Item 4 above.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CATERPILLAR INC.

Date:  August ___, 1994          By:     /s/ J. W. Owens
                                             J. W. Owens, Vice President
                                             and Principal Financial Officer

Date:  August ___, 1994          By:     /s/ R. R. Atterbury III
                                             R. R. Atterbury III, Secretary

                                   EXHIBIT INDEX


Number           Description

 12              Statement Setting Forth Computations
                 of Ratios of Profit to Fixed Charges

                                                            EXHIBIT NUMBER 12

                 STATEMENT SETTING FORTH COMPUTATIONS OF RATIOS
                           OF PROFIT TO FIXED CHARGES

              Caterpillar Inc., Consolidated Subsidiary Companies,
                       and 50%-owned Affiliated Companies
                                   (Unaudited)
                              (Dollars in millions)


                                    Three Months Ended      Six Months Ended
                                    June 30,   June 30,    June 30,   June 30,
                                     1994        1993        1994       1993

Profit for period ..............     $  240    $   67       $  432    $  101
Add:
   Provision (credit) for
     income taxes ..............        108        20          199        31
                                     ------    ------       ------    ------
Profit before taxes ............     $  348    $   87       $  631    $  132
                                     ------    ------       ------    ------

Fixed charges:
   Interest and other costs
     related to borrowed
     funds(2) ..................     $  106    $  120       $  208    $  237
   Rentals at computed
     interest factors(3) .......         12        13           25        26
                                     ------    ------       ------    ------
Total fixed charges ............     $  118    $  133       $  233    $  263
                                     ------    ------       ------    ------
Profit before provision
   for income taxes and
   fixed charges ...............     $  466    $  220       $  864    $  395
                                     ======    ======       ======    ======

Ratio of profit to
   fixed charges(4) ............        3.9       1.7          3.7       1.5
                                     ======    ======       ======    ======

(1)Interest expense as reported in the Consolidated Results of Operations plus the Company's proportionate share of 50%-owned affiliated companies' interest expense.

(2)Amounts represent those portions of rent expense that are reasonable approximations of interest costs.