Form 10-Q
period 1994-09-30
CATERPILLAR INC
filed 1994-11-07
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994

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

At September 30, 1994, 202,628,481 shares of common stock of the Registrant were outstanding.

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


                               CATERPILLAR INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES
               Statement of Consolidated Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)



                                        Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,   Sep. 30, Sep. 30,
                                          1994      1993       1994     1993
MACHINERY AND ENGINES:
  Sales ................................ $3,390   $ 2,750    $10,063  $ 8,168
                                         ------    ------     ------   ------
  Operating costs:
    Cost of goods sold .................  2,674     2,224      7,887    6,694
    Selling, general and
      administrative expenses ..........    332       306        974      903
    Research and development expenses ..     69        78        229      229
                                        ------    ------     ------   ------
                                          3,075     2,608      9,090    7,826
                                         ------    ------     ------   ------
 Operating profit .....................    315       142        973      342
 Interest expense .....................     49        66        150      207
                                         ------    ------     ------   ------
                                            266        76        823      135
  Net interest income on U.S. tax
     settlement ........................      -       251          -      251
  Other income .........................     23        31         36       73
                                         ------    ------     ------   ------
  Profit before taxes ..................    289       358        859      459
                                         ------    ------     ------   ------
FINANCIAL PRODUCTS:
  Revenues .............................    119        95        337      279
                                         ------    ------     ------   ------
  Operating costs:
    Selling, general and
      administrative expenses ..........     46        41        136      116
    Interest expense ...................     54        44        151      128
                                         ------    ------     ------   ------
                                            100        85        287      244
                                         ------    ------     ------   ------
  Operating profit .....................     19        10         50       35
  Other income (expense) ...............      4         8         (2)      16
                                         ------    ------     ------   ------

  Profit before taxes ..................     23        18         48       51
                                         ------    ------     ------   ------

CONSOLIDATED PROFIT BEFORE TAXES .......    312       376        907      510
  Provision (credit) for income taxes ..     75       (54)       254      (22)
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    237       430        653      532
  Equity in profit (loss) of
    affiliated companies (Note 9) ......      7         2         23        1
                                          ------    ------     ------   ------
PROFIT ................................. $  244   $   432    $   676  $   533
                                         ======    ======     ======   ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 11):

  Profit ............................... $ 1.20   $  2.13    $  3.32  $  2.64
                                         ======    ======     ======   ======
Cash dividends paid per share of
  common stock ......................... $  .15   $   .08    $   .30  $   .28


See accompanying notes to Consolidated Financial Statements.

                              CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Sep. 30,  Dec. 31,
                                                         1994      1993
ASSETS
  Current assets:
    Cash and short-term investments .................  $   333   $    83
    Receivables -- trade and other ..................    3,009     2,637
    Receivables -- finance ..........................    1,167       988
    Deferred income taxes and prepaid expenses ......      817       838
    Inventories (Notes 5 and 10) ....................    1,731     1,525
                                                       -------   -------
  Total current assets ..............................    7,057     6,071
  Land, buildings, machinery, and equipment -- net ..    3,697     3,827
  Long-term receivables -- trade and other ..........      140       132
  Long-term receivables -- finance ..................    2,534     2,152
  Investments in affiliated companies (Note 9) ......      441       395
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,358     1,321
  Intangible assets .................................      353       353
  Other assets ......................................      333       556
                                                       -------   -------
TOTAL ASSETS ........................................  $15,913   $14,807
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   953   $   822
    Accounts payable and accrued expenses ...........    2,504     2,055
    Accrued wages, salaries, and employee benefits ..      973       957
    Dividends payable ...............................        -        15
    Deferred and current income taxes payable .......      190       111
    Long-term debt due within one year ..............      835       711
                                                       -------   -------
  Total current liabilities .........................    5,455     4,671

  Long-term debt due after one year .................    3,892     3,895
  Liability for postemployment benefits .............    3,739     4,018
  Deferred income taxes .............................       28        24
                                                       -------   -------
TOTAL LIABILITIES ...................................   13,114    12,608
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Outstanding shares (Sep. 30, 1994 -- 202,628,481
    [after deducting 1,095,175 treasury shares];
    Dec. 31, 1993 -- 203,723,656 at paid-in amount
      (Note 11)......................................      867       835
  Profit employed in the business ...................    1,763     1,234
  Minimum pension liability adjustment...............      (40)      (40)
  Foreign currency translation adjustment ...........      209       170
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    2,799     2,199
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $15,913   $14,807
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1993 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Sep. 30,  Dec. 31,
                                                         1994      1993
ASSETS
  Current assets:
    Cash and short-term investments .................  $   305   $    62
    Receivables -- trade and other ..................    2,942     2,612
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      817       869
    Inventories (Notes 5 and 10) ....................    1,731     1,525
                                                       -------   -------
  Total current assets ..............................    5,795     5,068
  Land, buildings, machinery, and equipment -- net ..    3,288     3,456
  Long-term receivables -- trade and other ..........      140       132
  Long-term receivables -- finance ..................        -         -
  Investments in affiliated companies (Note 9) ......      441       395
  Investments in Financial Products subsidiaries ....      521       457
  Deferred income taxes .............................    1,358     1,334
  Intangible assets .................................      353       353
  Other assets ......................................      142       398
                                                       -------   -------
TOTAL ASSETS ........................................  $12,038   $11,593
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    45   $   139
    Accounts payable and accrued expenses ...........    2,279     1,925
    Accrued wages, salaries, and employee benefits ..      971       955
    Dividends payable ...............................        -        15
    Deferred and current income taxes payable .......      134        71
    Long-term debt due within one year ..............      109       218
                                                       -------    -------
  Total current liabilities .........................    3,538     3,323
  Long-term debt due after one year .................    1,935     2,030
  Liability for postemployment benefits .............    3,739     4,018
  Deferred income taxes .............................       27        23
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,239     9,394
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Outstanding shares (Sep. 30, 1994 -- 202,628,481
    [after deducting 1,095,175 treasury shares];
    Dec. 31, 1993 -- 203,723,656 at paid-in amount
      (Note 11)......................................      867       835
  Profit employed in the business ...................    1,763     1,234
  Minimum pension liability adjustment ..............      (40)      (40)
  Foreign currency translation adjustment ...........      209       170
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    2,799     2,199
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $12,038   $11,593
                                                       =======   =======
The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.
* Unaudited except for Consolidated December 31, 1993 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Sep. 30,  Dec. 31,
                                                         1994      1993
ASSETS
  Current assets:
    Cash and short-term investments ................. $    28    $    21
    Receivables -- trade and other ..................      77         63
    Receivables -- finance ..........................   1,167        988
    Deferred income taxes and prepaid expenses ......       3          2
    Inventories (Notes 5 and 10) ....................       -          -
                                                      -------    -------
  Total current assets ..............................   1,275      1,074

  Land, buildings, machinery, and equipment -- net ..     409        371
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   2,534      2,152
  Investments in affiliated companies (Note 9) ......       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       -          -
  Intangible assets .................................       -          -
  Other assets ......................................     191        158
                                                      -------    -------
TOTAL ASSETS ........................................ $ 4,409    $ 3,755
                                                      =======    =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $   908    $   683
    Accounts payable and accrued expenses ...........     238        201
    Accrued wages, salaries, and employee benefits ..       2          2
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......      56         40
    Long-term debt due within one year ..............     726        493
                                                      -------    -------
  Total current liabilities .........................   1,930      1,419
  Long-term debt due after one year .................   1,957      1,865
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................       1         14
                                                      -------    -------
TOTAL LIABILITIES ...................................   3,888      3,298
                                                      -------    -------

STOCKHOLDERS' EQUITY
Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Outstanding shares (Sep. 30, 1994 -- 202,628,481
    [after deducting 1,095,175 treasury shares];
    Dec. 31, 1993 -- 203,723,656 at paid-in amount
     (Note 11).......................................     283        258
  Profit employed in the business ...................     238        206
  Minimum pension liability adjustment...............       -          -
  Foreign currency translation adjustment ...........       0         (7)
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     521        457
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 4,409    $ 3,755
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1993 amounts.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Sep. 30,  Sep. 30,
                                                         1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   676    $   533
  Adjustments for noncash items:
  Depreciation and amortization .....................     509        503
  Profit of Financial Products ......................       -          -
  Other .............................................      75       (112)
  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (353)      (766)
    Inventories .....................................    (206)       163
    Accounts payable and accrued expenses ...........     404        228
    Other -- net ....................................      66         95
                                                      -------    -------
Net cash provided by operating activities ...........   1,171        644
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (285)      (251)
  Expenditures for equipment leased to others .......    (128)      (135)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      76         71
  Additions to finance receivables ..................  (2,048)    (1,366)
  Collections of finance receivables ................   1,254        967
  Proceeds from sale of finance receivables..........     241          -
  Other -- net ......................................     (49)       (58)
                                                      -------    -------
Net cash used for investing activities ..............    (939)      (772)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (61)       (45)
  Common stock issued, including treasury
    shares reissued .................................      12         27
  Treasury shares purchased..........................    (116)         -
  Proceeds from long-term debt issued ...............     707        838
  Payments on long-term debt ........................    (601)      (468)
  Short-term borrowings -- net ......................      74       (232)
                                                      -------    -------
Net cash provided by financing activities ...........      15        120
                                                      -------    -------
Effect of exchange rate changes on cash .............       3        (25)
                                                      -------    -------

Increase (decrease) in cash and
  short-term investments ............................     250        (33)

Cash and short-term investments at the
  beginning of the period ...........................      83        119
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   333    $    86
                                                      =======    =======
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Sep. 30,  Sep. 30,
                                                         1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   676    $   533
  Adjustments for noncash items:
    Depreciation and amortization ...................     441        454
    Profit of Financial Products ....................     (32)       (32)
    Other ...........................................      58       (151)

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (311)      (727)
    Inventories .....................................    (206)       163
    Accounts payable and accrued expenses ...........     320        190
    Other -- net ....................................      81        104
                                                      -------    -------
Net cash provided by operating activities ...........   1,027        534
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (284)      (250)
  Expenditures for equipment leased to others .......      (4)        (9)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      12         43
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Other -- net ......................................     (46)       (59)
                                                      -------    -------
Net cash used for investing activities ..............    (322)      (275)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (61)       (45)
  Common stock issued, including treasury
    shares reissued .................................      12         27
  Treasury shares purchased..........................    (116)         -
  Proceeds from long-term debt issued ...............       -        201
  Payments on long-term debt ........................    (215)      (114)
  Short-term borrowings -- net ......................     (84)      (369)
                                                      -------    -------
Net cash used for financing activities ..............    (464)      (300)
                                                      -------    -------

Effect of exchange rate changes on cash .............       2        (10)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................     243        (51)

Cash and short-term investments at the
  beginning of the period ...........................      62        104
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   305    $    53
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Sep. 30,  Sep. 30,
                                                         1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $    32    $    32
  Adjustments for noncash items:
    Depreciation and amortization ...................      68         49
    Profit of Financial Products ....................       -          -
    Other ...........................................      17         30

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (14)        18
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      26        (43)
    Other -- net ....................................      15         25
                                                      -------    -------
Net cash provided by operating activities ...........     144        111
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (1)        (1)
  Expenditures for equipment leased to others .......    (124)      (126)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      64         28
  Additions to finance receivables ..................  (2,048)    (1,366)
  Collections of finance receivables ................   1,254        967
  Proceeds from sale of finance receivables..........     241          -
  Other -- net ......................................     (28)         -
                                                      -------    -------
Net cash used for investing activities ..............    (642)      (498)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................      25          -
  Treasury shares purchased..........................       -          -
  Proceeds from long-term debt issued ...............     707        637
  Payments on long-term debt ........................    (386)      (354)
  Short-term borrowings -- net ......................     158        137
                                                      -------    -------
Net cash provided by financing activities ...........     504        420
                                                      -------    -------
Effect of exchange rate changes on cash .............       1        (15)
                                                      -------    -------

Increase (decrease) in cash and
  short-term investments ............................       7         18

Cash and short-term investments at the
  beginning of the period ...........................      21         15
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    28    $    33
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and nine-month periods ended September 30, 1994 and 1993, (b) the consolidated financial position at September 30, 1994 and December 31, 1993, and (c) the consolidated statement of cash flows for the nine-month periods ended September 30, 1994 and 1993 have been made.

2. The results for the three- and nine-month periods ended September 30, 1994 are not necessarily indicative of the results for the entire year 1994.

3. When inflationary effects are material, the company removes certain components of foreign currency exchange gains and losses arising from operations in Brazil's highly inflationary economy from "Other income" on the Statement of Consolidated Results of Operations and includes these amounts on the operating statement lines where the related inflationary effects are reported. Consequently, exchange gains and losses on local currency denominated debt and cash deposits, where the interest rates reflect the rate of inflation, are offset against interest expense or interest income, respectively. Similarly, exchange gains on local currency liabilities subject to monetary correction are offset against the related expense.

4. The company enters into contracts to buy and sell foreign currencies in the future only to protect the U.S. dollar value of certain currency positions and future foreign currency transactions. The company does not engage in speculation. At September 30, 1994, the company had approximately $984 in contracts to buy or sell foreign currency in the future. The carrying value of such contracts was $0 and the fair market value was a liability of $95.

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

6.   In May 1993, the Financial Accounting Standards Board issued
     FAS No. 114 - Accounting by Creditors for Impairment of a Loan, which was amended by FAS No. 118 in October 1994. These new standards require that impaired loans within the scope of the statements be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loans' observable market price or the fair value of the collateral if the loan is collateral dependent. The company is required to adopt these standards in 1995. The company believes that it is already in compliance with these standards, except for a footnote disclosure that will be added to the 1994 year-end financial statements. These standards will not have a material effect on the company's financial position or results of operations.

7. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1993, except for the change in the legal matter discussed below.

     In the first quarter of 1994, a charge of $17 million was recorded related to the probable settlement of two related class action complaints filed against the company and certain of its officers and directors in 1990. The complaints were consolidated in 1991 and alleged, among other things, violations of certain provisions of the federal securities laws. The decision to settle in no way acknowledges any wrongdoing on the part of the company, its officers or directors, but was deemed to be the most cost-effective resolution. The company believes a substantial portion of the cost of the settlement will ultimately be reimbursed under the company's insurance coverage, although no recovery has been recorded.

8. Third-quarter 1993 results included a tax credit of $144 million related to a settlement with the U.S. Internal Revenue Service covering tax years 1979 through 1987. Net interest income of $251 million associated with the refund was also recorded, upon which tax expenses of $95 million was provided. In addition, third-quarter 1993 results included a tax credit of $36 million for the revaluations of net U.S. deferred tax assets to reflect a change in the U.S. corporate income tax rate from 34% to 35%.

9.   Affiliated Companies

     The company's investments in affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan $(414). The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended     Nine Months Ended
                                    Jun. 30,   Jun. 30,    Jun. 30,   Jun. 30,
                                     1994       1993        1994       1993
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  832     $  722      $2,430     $2,204
                                    ======     ======      ======     ======

       Profit (loss) .............  $   12     $    3      $   37     $   (4)
                                    ======     ======      ======     ======


                                                           Jun. 30,   Sep. 30,
                                                            1994       1993
     FINANCIAL POSITION
       (Unaudited)

       Assets:
         Current assets .................................   $1,874    $1,691
         Land, buildings, machinery and equipment - net..      785       750
         Other assets ...................................      303       310
                                                            ------    ------
                                                             2,962     2,751
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,632     1,441
         Long-term debt due after one year ..............      345       449
         Other liabilities ..............................      129        90
                                                            ------    ------
                                                             2,106     1,980
                                                            ------    ------
       Ownership ........................................   $  856    $  771
                                                            ======    ======

10. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           Sep. 30,   Dec. 31,
                                                            1994       1993
                                                        (unaudited)

       Raw materials and work-in-process ................   $  672    $  545
       Finished goods ...................................      878       812
       Supplies .........................................      181       168
                                                            ------    ------
                                                            $1,731    $1,525
                                                            ======    ======

11.   Following is a computation of profit per share:

                                        Three Months Ended  Nine Months Ended
                                        Sep. 30,  Sep. 30,  Sep. 30,  Sep. 30,
                                         1994      1993      1994      1993
                                                     (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) .......  $  244   $  432     $  676   $   533
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   203.0    203.0      203.5     202.4

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     2.2      1.8        2.1       1.8
                                         ------   ------     ------   -------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   205.2    204.8      205.6     204.1
                                         ======   ======     ======   =======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $1.20    $2.13      $3.32     $2.64

      Assuming full dilution (A/C) ....   $1.19    $2.11      $3.29     $2.61

     A two-for-one stock split in the form of a 100% stock dividend was effective August 9, 1994. All per share information shown herein reflects the split.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1994 VS. THREE MONTHS ENDED SEPTEMBER 30,
1993

     The company reported the third consecutive quarter of record profit. Profit of $244 million and profit per share of $1.20 were records after excluding $336 million of nonrecurring tax-related items from third quarter 1993. Excluding these nonrecurring items, third-quarter 1994 profit improved $148 million or 72 cents per share from the year ago level. Sales and revenues of $3.51 billion were a record for a third quarter and the second highest for any quarter ever. A 19% increase in physical sales volume was the most significant factor contributing to the higher profit.
     Since June 21, 1994, the United Auto Workers (UAW) union has been on strike at eight of the U.S. facilities whose hourly employees are represented
by the UAW.   The strike had virtually no impact on third-quarter sales or profit. Sales were higher than expected at the time of the issuance of our second-quarter report as production and shipment schedules were quickly ramped up to meet customer needs. (See Labor Update and Outlook sections for additional information.)
     The work effort and level of cooperation and teamwork in meeting customer requirements and maintaining Caterpillar's traditional product quality have been exceptional. Customer acceptance of Caterpillar products continues to grow as demonstrated by an increasing share of the global market, which is at an all-time high.
     A two-for-one stock split in the form of a 100% stock dividend was effective August 9, 1994, as previously announced. All per share information shown herein reflects the split.

Machinery and Engines
     Sales of Machinery and Engines were $3.39 billion, $640 million higher than third-quarter 1993. The improved sales reflect a 19% increase in
physical sales volume and a 4% increase in price realization.   Profit before
tax was $289 million, an increase of $182 million from profit of $107 million a year ago (excluding net interest income of $251 million on the nonrecurring U.S. tax settlement). The higher physical sales volume was the primary reason for the improvement in profit.
     Sales volume increased significantly both inside and outside the United
States, a result of improved worldwide demand.   Price realization improved
because of price increases taken over the past year and from the impact of stronger European currencies as sales translated into more U.S. dollars.
     Margin (sales less cost of goods sold) was up $190 million principally because of higher sales. As a percent of sales, the margin rate of 21.1% was
2.0 percentage points higher than third quarter 1993. The improvement resulted from higher sales volume and improved price realization. The improvement was partially offset by proportionately higher increases in sales of lower margin products, by the impact on costs from stronger European currencies as European costs translated into more U.S. dollars, and by the absence of $15 million of LIFO (last-in, first-out) inventory decrement benefits recorded in the third quarter of 1993.
     The favorable impact on margin resulting from the absence of labor costs for UAW-represented employees on strike was largely offset by strike-related costs. These include costs for temporary and contract personnel, overtime, other incremental expenses related to the strike and the inclusion of labor costs in cost of goods sold for employees working in manufacturing operations that are normally included in selling, general and administrative (SG&A) or research and development (R&D) expense.
     Selling, general and administrative expenses of $332 million were $26 million higher than the same quarter last year as a result of increases in volume-related parts distribution costs, incentive pay expense (related to the higher profit) and inflation on costs. The increase was partially offset by the assigning of labor costs for SG&A employees working in manufacturing areas to cost of goods sold.
     Research and development expenses were $69 million, compared with $78
million in the third quarter of 1993.   The decline was due to the assigning
of labor costs for R&D employees working in manufacturing functions to cost of goods sold. This decline was partially offset by increased activity for new product introductions.
     Interest expense declined $17 million for the quarter as average debt outstanding decreased $892 million compared with third quarter 1993.
     Other income/expense was income of $23 million, down $8 million from income of $31 million a year ago. The decrease reflects the absence of a gain on the sale of a closed facility at the company's Brazilian subsidiary, partially offset by a favorable change in foreign exchange gains and losses.
     Results of Brazilian operations continued to be profitable and were significantly better than a year ago; they had no material effect on third-quarter results for either 1993 or 1994.

Financial Products
     Financial Products' profit before tax was $23 million. This represents a $5 million increase from the same quarter last year and resulted from a favorable adjustment to insurance reserves at Caterpillar Insurance Company, Ltd. and a larger portfolio of earning assets at Caterpillar Financial Services Corporation.
     Revenues were $119 million, compared with $95 million a year ago. The increase reflects Cat Financial's larger portfolio. Cat Financial financed new retail business of $496 million, a $9 million increase compared with the third quarter of 1993.
     Selling, general and administrative expenses increased $5 million, a result of higher depreciation of equipment on operating leases and other volume-related expenses at Cat Financial. Partially offsetting the increase was a favorable adjustment of $3 million to insurance reserves at Caterpillar Insurance Company, Ltd. Interest expense was $10 million higher as borrowings increased to support the larger portfolio.

Income Taxes
     The provision for income taxes was $75 million, compared with a credit of $54 million last year. Third-quarter 1993 results included a tax credit of $144 million related to a settlement with the U.S. Internal Revenue Service covering tax years 1979 through 1987. Net interest income of $251 million associated with the refund was also recorded, upon which tax expense of $95 million was provided. In addition, third-quarter 1993 results included a tax credit of $36 million for the revaluation of net U.S. deferred tax assets to reflect a change in the U.S. corporate income tax rate from 34% to 35%. Excluding these items, third-quarter 1993 tax expense was $31 million, resulting from use of a 24% estimated effective annual tax rate.
     Third-quarter 1994 tax expense reflects an estimated effective annual tax rate of 28% and a favorable adjustment of $12 million to recognize the impact of a tax rate change from 30%, which had been used for the first six months of the year.

Affiliated Companies
     The company's share of affiliated companies' results improved $5 million from the same quarter last year primarily because of higher sales and cost-cutting measures at the company's 50%-owned affiliate, Shin Caterpillar Mitsubishi Ltd. (SCM) in Japan.


THREE MONTHS ENDED SEPTEMBER 30, 1994 VS THREE MONTHS ENDED JUNE 30, 1994

     Third-quarter profit of $244 million or $1.20 per share was $4 million higher than profit of $240 million or $1.18 per share in the second quarter of this year. Although there was a decline in sales volume, profit improved as a result of a change in the estimated effective annual tax rate.

Machinery and Engines
     Before-tax profit for Machinery and Engines was $289 million, compared with $320 million for the second quarter. Sales of $3.39 billion were $102 million lower primarily because of traditional vacation shutdowns at various manufacturing locations during the quarter and was the most significant reason for the lower profit.
     Margin declined $46 million, primarily a result of lower sales. Margin as a percent of sales was slightly lower than last quarter primarily because of lower sales volume and higher incentive pay expense. The favorable impact on margin resulting from the absence of labor costs for UAW-represented employees on strike was largely offset by strike-related costs. These include costs for temporary and contract personnel, overtime, other incremental expenses related to the strike and the inclusion of labor costs in cost of goods sold for employees working in manufacturing areas that are normally included in selling, general and administrative or research and development expense.
     Selling, general and administrative expenses were $332 million, compared with $329 million in the second quarter of this year. The increase was primarily due to higher incentive pay expense and volume-related parts distribution expenses, which more than offset assignment of labor costs from SG&A to cost of goods sold for employees supporting manufacturing operations.
     Research and development expense decreased $15 million, a result of assignment of labor costs to cost of goods sold for employees working in manufacturing areas.
     Interest expense of $49 million and other income/expense of $23 million of income were both about the same as the second quarter.

Financial Products
     Before-tax profit for Financial Products was $23 million, up $9 million from the prior quarter. The primary reasons for the increase were a favorable change in mark to market adjustments for written interest rate caps, a favorable adjustment to insurance reserves at Caterpillar Insurance Company, Ltd. and a larger portfolio of earning assets at Caterpillar Financial Services Corporation.

Income Taxes
     Tax expense of $75 million was $25 million lower than the second quarter. The decline reflects the lower profit before tax and a change in the estimated effective annual tax rate from 30% to 28%, as well as a favorable adjustment of $12 million to recognize the impact of the tax rate change.

Affiliated Companies
     The company's share of affiliated companies' results was $7 million, up $1 million from last quarter. An increase in sales and continued cost-cutting measures at SCM more than offset the absence of $2 million of favorable non-recurring items recorded in the second quarter.


NINE MONTHS ENDED SEPTEMBER 30, 1994 VS. NINE MONTHS ENDED SEPTEMBER 30, 1993

     Profit for the nine months ended September 30, 1994 was $676 million or $3.32 per share of common stock. Profit for the first nine months of 1993 included nonrecurring tax-related items of $336 million. Excluding these items from 1993, profit for the first nine months of 1994 was an improvement of $479 million or $2.34 per share over the same period a year ago. Sales and revenues of $10.40 billion were $1.95 billion higher than last year and were the primary reason for the improvement.

Machinery and Engines
     Sales were $10.06 billion, an increase of $1.90 billion from the same period last year. Before-tax profit was $859 million, an improvement of $651 million (excluding net interest income of $251 million on the nonrecurring U.S. tax settlement). The primary reason for the increase in profit was higher sales -- a 20% improvement in physical sales volume and a 3% improvement in price realization.
     Margin of $2.18 billion improved $702 million from the first nine months of 1993, primarily a result of higher sales. As a percent of sales, margin was 21.6%, an increase of 3.6 percentage points from last year. The increase was primarily because of higher sales volume and improved price realization, partially offset by proportionately higher increases in sales of lower margin products, higher incentive pay expense and the absence of $15 million of LIFO decrement benefits recorded in the first nine months of 1993.
     The favorable impact on margin resulting from the absence of labor costs for UAW-represented employees on strike was largely offset by strike-related costs. These include costs for temporary and contract personnel, overtime, other incremental expenses related to the strike and the inclusion of labor costs in cost of goods sold for employees working in manufacturing operations that are normally included in SG&A or R&D expense.

     Selling, general and administrative expenses were $71 million higher than the same period a year ago, primarily a result of increases in volume-related parts distribution costs and incentive pay expense. The increase was partially offset by the assigning of labor costs for SG&A employees working in manufacturing areas to cost of goods sold. All other costs were about the same despite inflation.
     Research and development expenses were $229 million, the same as the first nine months of 1993 as increased activity for new product introductions was offset by reclassification of labor costs to cost of goods sold for employees working in manufacturing areas.
     Interest expense was $56 million lower because of lower debt. Average debt during the period was $873 million lower than during the first nine months of 1993.
     Other income/expense was income of $36 million, a decline of $37 million from a year ago. The decrease resulted from reclassification of income from the company's Voluntary Employees' Beneficiary Association (VEBA) trusts from other income to a reduction of employee benefit expense. VEBA income included in operating profit was $18 million in the first nine months of 1994. VEBA income included in other income/expense in the first nine months of 1993 was $23 million. In addition, the decline reflects the $17 million charge for the probable settlement of two class action complaints and the absence of a gain on the sale of a closed facility at the company's Brazilian subsidiary, partially offset by a favorable change in foreign exchange gains and losses.
     Results of Brazilian operations were significantly better than a year ago and had no material effect on year-to-date 1994 results.

Financial Products
     Before-tax profit for Financial Products was $48 million, down $3 million from the first nine months of 1993. The decrease was a result of a $14 million unrealized mark to market charge for interest rate caps and swaptions written by Caterpillar Financial Services Corporation, largely offset by increased profit from Cat Financial's larger portfolio of earnings assets.
     Revenues were $337 million, compared with $279 million in the first nine months of 1993, reflecting Cat Financial's larger portfolio.
     Selling, general, and administrative expenses increased $20 million from a year ago. The increase was a result of depreciation of equipment on operating leases and other volume-related expenses at Cat Financial. Interest expense was $151 million for the first nine months, up $23 million. The increase was due to higher borrowings to support Cat Financial's larger portfolio, partially offset by lower borrowing rates.
     Other income/expense was expense of $2 million, down from income of $16 million a year ago. The change resulted primarily from a $14 million unrealized mark to market charge for interest rate caps and swaptions written by Cat Financial.

Income Taxes
     Tax expense was $239 million. Tax expense for the first nine months of 1993 included $85 million of favorable non-recurring items related to a tax settlement with the U.S. Internal Revenue Service and restatement of net deferred tax assets as a result of a change in the U.S. corporate tax rate. Excluding these items, tax expense for the first nine months of last year was $63 million. The increase of $176 million was a result of higher before-tax profit and using an estimated effective annual tax rate of 28%, compared with 24% for the first nine months of 1993.

Affiliated Companies
     The company's share of affiliated companies' results was profit of $23 million, a $22 million improvement from a year ago. The improvement was primarily the result of a gain from the sale of surplus land, higher sales and cost-cutting measures at Shin Caterpillar Mitsubishi Ltd.

SALES
     Following are summaries of third-quarter company and dealer sales compared with the same quarter in 1993.

Company Sales Inside the United States
     Caterpillar sales inside the United States were $1.74 billion, a $354 million or 26% increase from the same quarter a year ago. The improvement was due primarily to stronger industry demand for machines and engines. Company sales also benefited from an increased share of industry sales, less seasonal dealer inventory reduction and higher price realization.
     Sales inside the United States were 51% of total sales, compared with 50% during third quarter 1993.

U.S. Dealer Machine Sales to End-Users
     Sales were up considerably from a year ago, with a significant increase in construction sector market applications more than offsetting a slight decline in commodity sector applications.
     Sales in all construction sectors increased significantly with the exception of highways, which were up moderately:
     - Commercial, industrial and government building sector sales were higher as construction spending continues to increase in the commercial and industrial sectors. Governmental building construction has fallen below year-ago levels.
     - Sales to the housing sector remained strong in response to moderately higher levels of housing starts. Starts, however, remain below the peak levels reached in the fourth quarter of last year.
     - Highway sales were above year-earlier levels as a result of higher spending on highway construction and repair.

     Sales declined slightly in the commodity sectors although good increases were registered in three of the six market applications:
     - Sand and quarry mining sector sales were significantly higher, reflecting stronger mining activity in response to greater levels of construction.
     - Sales for coal mining applications declined considerably despite higher mine production and higher prices.
     - Metal mining-related sales were much higher than year-earlier levels. Mine production was up slightly but metals prices were significantly higher.
     - Sales to the forestry sector declined significantly in response to lower forestry production.
     - Agricultural-related sales were unchanged from a year earlier despite a generally improved farm economy.
     - Sales to the petroleum sector were higher despite a downward trend in pipeline activity. Oil prices, however, were slightly higher.
     Dealer machine sales were significantly above year-earlier levels in industrial applications (primarily the manufacture and sale of building materials), reflecting the ongoing improvement in the construction industry. Sales were about the same into solid waste applications.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories were down moderately from the end of the second quarter but remained about normal relative to current selling rates. Compared with the close of the third quarter last year, dealer inventories were significantly higher.

Company Engine Sales Inside the United States
     Sales of diesel engines were significantly higher than the same quarter last year primarily due to higher demand for on-highway truck engines from Original Equipment Manufacturers (OEMs). Higher levels of freight-handling activity and relatively low interest rates have pushed OEM-related diesel engine sales to an all-time high. Sales of turbine engines were moderately higher.

Company Sales Outside the United States
     Caterpillar sales outside the United States were $1.65 billion, a $286 million or 21% increase from third quarter 1993. The improvement was primarily due to higher machine sales to dealers, the result of higher industry demand, an increased share of industry sales and higher price realization.
     Sales outside the United States represented 49% of worldwide sales, compared with 50% during the third quarter last year.

Dealer Machine Sales to End-Users Outside the United States
     Dealer sales outside the United States were up considerably from the third quarter of 1993, a result of moderate industry growth and an increased share of industry sales. Sales were higher in all regions except the Middle East and China.
     Sales in the industrialized regions were considerably above year-earlier levels due to strong gains in Canada and Europe:
     - Europe: Sales were much higher, reflecting the economic recoveries under way in nearly all European countries. Sales were significantly above year-earlier levels in more than half the countries including the United Kingdom, France, Spain and Scandinavia. Sales were unchanged in Germany and Italy.
     - Canada: End-user demand rose significantly as the industry responded to good economic growth. Strong gains were registered in all construction sectors as well as industrial applications, forestry and coal mining.
     - Australia: Sales were unchanged from a year ago despite continued good economic growth.
     - Japan's sales of both imported and domestically-made product are now above year-ago levels.
     End-user demand in the developing regions rose moderately as increases in most regions more than offset the few areas of decline:
     - Asia (excluding China): Sales were moderately higher as excellent economic growth continues. Gains were concentrated in the construction sectors.
     - Latin America (excluding Brazil): End-user demand rose significantly for the region as a whole and for Chile, Mexico and Argentina in particular.
     - Africa and the Middle East: Sales were considerably lower for the region with a large decline in Turkey. Demand in South Africa, however, continued to improve.
     - Brazil: The successful introduction of a new currency on July 1 of this year and the initial success of the latest anti-inflation plan increased public confidence in the future and contributed to much higher sales.
     - Commonwealth of Independent States (CIS): Pipeline sales posted another good gain.
     - China: Delays in major infrastructure projects resulted in lower sales.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were virtually unchanged from the second quarter and remained moderately below normal relative to current selling rates. Compared with the close of the third quarter last year, dealer inventories were essentially unchanged.

Company Engine Sales Outside the United States
     Sales of diesel engines rose slightly due to higher end-user demand for engines into power generation and material handling applications as well as higher OEM demand for truck engines in Mexico and Canada. Sales of turbine engines were down moderately.


PLANT CLOSING AND CONSOLIDATION COSTS
     At September 30, 1994 the reserve for plant closing and consolidation costs was $333 million. $177 million of this balance related to costs associated with the probable closure of the Component Products Division's York, Pennsylvania, facility. Significant costs related to the York portion of the reserve are employee severance benefits (pension, medical and supplemental unemployment benefits), rearrangement and start-up costs related to the relocation of production, and write-down of buildings, machinery and equipment.
     The probable closing of the York facility was announced in December 1991. The company determined that unless significant cost reductions were made, the unit would be closed. The company has notified the United Auto Workers union
(UAW), which represents approximately 1,200 of the 1,500 active employees of the York facility, of its willingness to negotiate a labor agreement that would allow the unit to remain open. The UAW is currently on strike at eight U.S. facilities, including York, and no contract has been signed. Unless a satisfactory contract is reached, the company currently plans to close the plant in the 1996 time frame.
     Also included in the reserve for plant closing and consolidation costs at September 30, 1994, was $119 million for write-downs of buildings, machinery and equipment at previously closed facilities. The write-downs establish a new cost basis for assets that have been permanently impaired. The remainder of the reserve at September 30, 1994, related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is amortized as the benefits are provided. Currently amortization periods are through 2003.


ACCOUNTING STANDARDS
     In May 1993, the Financial Accounting Standards Board issued
FAS No. 114 - Accounting by Creditors for Impairment of a Loan, which was amended by FAS No. 118 in October 1994. These new standards require that impaired loans within the scope of the statements be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at the loans' observable market price or the fair value of the collateral if the loan is collateral dependent. The company is required to adopt these standards in 1995. The company believes that it is already in compliance with these standards, except for a footnote disclosure that will be added to the 1994 year-end financial statements. These standards will not have a material effect on the company's financial position or results of operations.


EMPLOYMENT
     At the end of the third quarter, Caterpillar's worldwide employment, including UAW members on strike, was 53,894, compared with 50,444 one year ago. Hourly employment increased 3,229 to 31,983, while salaried and management employment increased 221 to 21,911.


LABOR UPDATE
     Since June 21, 1994, the United Auto Workers union has been on strike at eight of the company's U.S. facilities whose employees are represented by the UAW. The continuation of this strike throughout the third quarter had virtually no impact on third-quarter results as plans designed to maintain production and shipment levels to meet the needs of customers were effectively implemented. Actions the company has taken to meet customer needs include:
     - Encouraging striking workers to return to work. As of September 30, approximately 4,000 UAW-represented employees exercised their legal right to return to work. This number is about 1,000 higher than at the end of the second quarter.
     - Assigning approximately 6,000 salaried and management employees to factory operations. This number is decreasing as salaried and management employees return to their normal assignments.
     - Utilizing temporary and contract personnel, as well as retirees.
     - Continuing the hiring of new, full-time hourly employees.
     - Resourcing production to non-UAW facilities and suppliers.
     At September 30, 1994, employees on strike represented about 17% of Caterpillar's total work force of 53,894.
     The work effort and level of cooperation and teamwork in meeting customer requirements and maintaining Caterpillar's traditional product quality have been exceptional. Customer acceptance of Caterpillar products continues to grow as demonstrated by an increasing share of the global market, which is at an all-time high. Caterpillar wants its employees back working on their regular jobs, but is prepared to continue meeting customer demand indefinitely, with or without resolution of the strike.


OUTLOOK
     Economic conditions in 1994 have continued to improve with the United States, Canada, Europe, Australia and Brazil performing somewhat better than anticipated at the end of the second quarter. Moderate growth is still anticipated for the year in the developing regions except Asia, where strong growth continues. In Japan selected signs of recovery are finally emerging.
     Worldwide, industry demand in 1994 is increasing in response to improving market conditions and is now likely to be better than previously forecast in nearly all regions. Exceptions are Asia, where moderate growth is still expected, and Africa and the Middle East, where the decline will be greater than anticipated.
     Company sales expectations for 1994 have also improved since the end of the second quarter. In addition to better industry growth, company sales will benefit from a higher than forecasted share of industry sales. Company sales in the fourth quarter are expected to be in about the same range as the third quarter.
     In 1995, world economic growth is forecast to improve as accelerating growth in Europe, Japan, Latin America, Africa and the Middle East should more than offset moderating growth in the United States. Good growth is expected to continue in Canada and Australia with strong growth forecast to continue in Asia.
     In an improving global economic environment, industry demand is likely to increase moderately in all regions outside the United States. Higher interest rates and a slower pace of replacement demand are likely to result in a U.S. industry near 1994 levels. If a decline in the United States does occur, it should be more than offset by growth in the rest of the world. In total, our current expectations call for higher company sales in 1995.

B.  Liquidity & Capital Resources
     Consolidated operating cash flows totaled $478 million in the third quarter of 1994, compared with $332 million in the third quarter of 1993.
     Total debt at the end of the quarter was $5.68 billion, an increase of $141 million from June 30 this year. Over this period, debt related to Machinery & Engines decreased $80 million, to $2.09 billion, while debt related to Financial Products increased $221 million, to $3.59 billion.

Machinery and Engines
     Operating cash flows totaled $422 million in the third quarter of 1994, compared with $275 million in the third quarter of 1993. The cash flow increase is primarily the result of increased profitability.
     Capital expenditures, excluding equipment leased to others, totaled $114 million in the third quarter compared with $104 million a year ago. The percent of debt to debt plus stockholders equity improved to 43% at September 30, 1994, from 46% at June 30, 1994.

Financial Products
     Operating cash flows totaled $56 million in the third quarter of 1994, compared with $58 million in the third quarter of 1993. Cash used to purchase equipment leased to others totaled $47 million in the third quarter of 1994. In addition, third-quarter 1994 net cash used for finance receivables was $225 million, compared with $123 million during the third quarter of 1993.
     Financial Products' debt was $3.59 billion at September 30, 1994, an increase of $221 million from June 30, 1994. At the end of the third quarter, finance receivables past due over 30 days were 2.4%, compared with 2.3% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 7.5:1 at September 30, 1994, compared with 7.3:1 at June 30, 1994.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

	On September 6, 1994, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), UAW Local 974, and Citizens for a Better Environment filed a complaint against the Company with the Illinois Pollution Control Board ("Board"). The complaint generally alleges, in seven counts, that the Company has violated certain provisions of the Illinois Environmental Protection Act and Board regulations with respect to a particular property in East Peoria, Illinois. The complaint further alleges that the maximum penalties for the alleged violations total $199 million. The Company believes the claims are without merit and will vigorously contest them.


Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits
   		Exhibit No.			                  Description

		   12			                          	Statement Setting Forth Computations
                               						of Ratio of Profit to Fixed Charges.
                               						(The ratios of profit to fixed charges
                               						for the three-, and nine-month periods
                               						ended September 30, 1994 were 3.7 and
                               						3.7, respectively, and for the three-
                               						and nine-month period ended September 30,
                              							1993, were 4.0 and 2.3, respectively.

		   27				                          Financial Data Schedule


	(b)	There have been no reports on Form 8-K filed during the quarter ending September 30, 1994.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     						CATERPILLAR INC.

Date:  November   , 1994	         By:     /s/ J. W. Owens
                              						   J. W. Owens, Vice President
                              						   and Principal Financial Officer

Date:  November   , 1994		        By:     /s/ R. R. Atterbury III
                              						   R. R. Atterbury III, Secretary

                              EXHIBIT INDEX



Exhibit
Number                     Description


  12                       Statement Setting Forth Computations
                           of Ratios of Profit to Fixed Charges

  27                       Financial Data Schedule