Form 10-K
period 1994-12-31
CATERPILLAR INC
filed 1995-02-23
CIK 18230

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

  (Mark One)
         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1994

                               OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to __________.

                           Commission File No. 1-768

                               CATERPILLAR INC.
            (Exact name of Registrant as specified in its charter)

               DELAWARE                                 37-0602744
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

    100 NE ADAMS STREET,
      PEORIA, ILLINOIS                                          61629
(Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
               Title of each class                     on which registered
               -------------------                    ---------------------
          Common Stock ($1.00 par value)              Chicago Stock Exchange
                                                      New York Stock Exchange
                                                      Pacific Stock Exchange
          Preferred Stock Purchase Rights             Chicago Stock Exchange
                                                      New York Stock Exchange
                                                      Pacific Stock Exchange
          9 1/8% Notes due December 15, 1996          New York Stock Exchange
          9 3/8% Notes due July 15, 2000              New York Stock Exchange
          9 3/8% Notes due July 15, 2001              New York Stock Exchange
          9% Debentures due April 15, 2006            New York Stock Exchange
          9 3/8% Debentures due August 15, 2011       New York Stock Exchange
          9 3/4% Sinking Fund Debentures due          New York Stock Exchange
            June 1, 2019
          9 3/8% Debentures due March 15, 2021        New York Stock Exchange
          8% Debentures due February 15, 2023         New York Stock Exchange
          6% Debentures due May 1, 2007               New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ X ]   No [   ].


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [   ]

        As of December 31, 1994, there were 200,442,087 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $10,995,126,605.


DOCUMENT INCORPORATED BY REFERENCE
   Portions of the document listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

         1995 Annual Meeting Proxy Statement (Parts I, II, III and IV)

PART I

Item 1.  Business.

Principal Business Segments
- ---------------------------
        Caterpillar Inc. together with its consolidated subsidiaries (the "Company") operates in three principal business segments:

        (1) Machinery--Design, manufacture, and marketing of construction, mining, and agricultural machinery--track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, and related parts.

        (2) Engines--Design, manufacture, and marketing of engines for earthmoving and construction machines, on-highway trucks, and locomotives; marine, petroleum, agricultural, industrial, and other applications; electric power generation systems; and related parts. Caterpillar diesel and spark-ignited engines meet power needs ranging from 54 to 8,000 horsepower. Turbines range from 1,340 to 15,000 horsepower (1000 to 11 200 kilowatts).

        (3) Financial Products--Provides financing alternatives for Caterpillar and noncompetitive related equipment, and extends loans to Caterpillar customers and dealers. Also provides various forms of insurance for Caterpillar dealers and customers to help support their purchase and financing of Caterpillar equipment.

        Note 24 of the Notes to Consolidated Financial Statements on pages A-24 and A-25 of the Appendix to the Company's 1995 Annual Meeting Proxy
Statement contains additional information regarding the Company's business segments and geographic segments and is incorporated herein by reference.

Company Operations
- ------------------
        The Company conducts operations in the Machinery and Engines segments of its business under highly competitive conditions, including intense price competition. It places great emphasis upon the high quality and performance of its products and the service support for such products which is supplied by its dealers. Although no one competitor is believed to produce all of the same types of machines and engines produced by the Company, there are numerous companies, large and small, which compete with the Company in the sale of each of its products.

        Machines are distributed principally through a worldwide organization of independent full-line dealers, and one company-owned dealership, 65 located in the United States and 122 located outside the United States. Worldwide, these dealers have more than 1,250 places of business. Diesel and spark-ignited engines are sold through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Caterpillar dealers do not deal exclusively in the Company's products, although in most cases sales and servicing of the Company's products are the dealers' principal business. Turbines are sold through a sales force employed by Solar Turbines
Incorporated, a wholly owned subsidiary, or its subsidiaries and associated companies. These employees are from time to time assisted by independent sales representatives.

        Financial Products consists primarily of Caterpillar Financial Services Corporation and its subsidiaries, and Caterpillar Insurance Services Corporation.

        Further information concerning the Company's operations in 1994 and its outlook for 1995 appears under the caption "Management's Discussion and Analysis" on pages A-28 through A-37 of the Appendix to the Company's 1995 Annual Meeting Proxy Statement, which pages are incorporated herein by reference.

Patents and Trademarks
- ----------------------
        The Company's products are sold primarily under the marks "Caterpillar," "Cat," "Solar," and "Barber-Greene." The Company owns a number of patents and trademarks relating to the products manufactured by it, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of the Company's business and may continue to be of value in the future. The Company does not regard any segment of the Company's business as being dependent upon any single patent or group of patents.

Research and Development
- ------------------------
        The Company has always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components. In 1994, 1993 and 1992, the Company expended $435 million, $455 million and $446 million, respectively, on its research and engineering program. Of these amounts, $311 million in 1994, $319 million in 1993 and $310 million in 1992 were attributable to new prime products and major component development and major improvements to existing products.
The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products.
During 1994 the Company announced several new products as well as improvements to existing products. The Company expects to continue the development of new products and improvements to existing products in the future.

Employment
- ----------
        At December 31, 1994, the Company employed 53,986 persons of whom 14,237 were located outside the United States.

Sales
- -----
        Sales outside the United States were 49% of consolidated sales in 1994, compared with 49% in 1993 and 55% in 1992.

Environmental Matters
- ---------------------

        CAPITAL EXPENDITURES AND EXPENSES

        The Company is subject to extensive environmental regulation at the federal, state, and local level. Research, engineering, depreciation, and administrative expenses related to environmental regulation compliance totaled approximately $125 million in 1994 and are expected to increase moderately in 1995. Capital expenditures for pollution abatement and control were approximately $11 million in 1994 and are expected to increase moderately in 1995. These expenses and expenditures are expected to remain relatively constant through 1999 and are not expected to have a material impact upon Company capital expenditures, earnings, or competitive position, subject to the evolving nature and interpretation of the environmental laws by applicable authorities and future technology.

        With respect to compliance with the 1990 amendments to the Clean Air Act in particular, research, engineering, and operating expenses totaled $29 million and capital expenditures totaled $4 million in 1994. In 1995, expenses and capital expenditures associated with Clean Air Act compliance are expected to remain constant.

        The 1990 Amendments to the Clean Air Act are scheduled to be implemented throughout the 1990s and the first decade of the 21st Century. Many regulations necessary for implementation have not been promulgated.
Accordingly, the overall impact of the amendments on Company capital expenditures and product design is still uncertain.

        REMEDIATION COSTS

        As of December 31, 1994, the Company, in conjunction with numerous other parties, has been identified as a potentially responsible party ("PRP") and is actively participating in 17 sites identified by the EPA or similar state authorities for remediation under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or comparable federal or state statutes ("CERCLA sites"). The Company is also involved in remediation activities at other sites located on property either currently or formerly owned by the Company. Lawsuits and claims involving additional environmental matters are likely to arise from time to time.

        In assessing potential environmental liability, the Company considers:

        .    whether it has been designated as a PRP under CERCLA;

        . if the Company has been so designated, the number of other PRPs designated at a site;

        . the relative volume contribution alleged for the Company at a particular site;

        .    documentation, if any, linking the Company to a particular site;

        .    stage of the proceedings;

        .    available technology;

        .    studies conducted by independent environmental consultants;

        .    prior experience regarding environmental remediation; and

        . experience of other companies and industries regarding environmental remediation.

        With respect to potential liability amounts that are probable and reasonably estimable, the Company has accrued and charged to income those amounts. For specific sites where only a range of liability is probable and reasonably estimable and no amount in the range is a better estimate than another, the Company has accrued, in accordance with appropriate accounting literature, the low end of that range. While the Company may have rights of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities by the Company with respect to a particular site are not considered in establishing the accrual. The amounts accrued in 1994 with respect to potential liability are recorded as part of "Accounts payable and accrued expenses" on the Company's Statement of Financial Position appearing on pages A-6 and A-7 of the Appendix to the 1995 Annual Meeting Proxy Statement. This amount represents less than one percent of that line item and accordingly is not material to the Company's financial position.

        The Company also assesses reasonably possible environmental liability beyond that which it has accrued. This liability is not probable, but is more likely than remote. As of December 31, 1994, the amount of Company environmental liability that is reasonably possible is not expected to have a material impact on the Company's liquidity, capital resources or results of operations. Factors considered in assessing reasonably possible liability and its potential impact on the Company are those stated above. Amounts that may be recoverable from other entities are not considered. As of December 31, 1994, potential liability at four sites cannot be assessed because they are in very early stages of investigation.

Item 1a.  Executive Officers of the Registrant as of December 31, 1994.

- ---------------------------------------------------------------------------------------------------------------
                               Present Caterpillar Inc.        Principal positions held during the
     Name and Age                position and date of              past five years other than
                                   initial election          Caterpillar Inc. position currently held
- ---------------------------------------------------------------------------------------------------------------
Donald V. Fites (60)          Chairman of the Board (1990)   President
- ---------------------------------------------------------------------------------------------------------------
James W. Wogsland (63)        Vice Chairman (1990)           Executive Vice President
- ---------------------------------------------------------------------------------------------------------------
Glen A. Barton (55)           Group President (1990)         Executive Vice President
- ---------------------------------------------------------------------------------------------------------------
Gerald S. Flaherty (56)       Group President (1990)         Executive Vice President
- ---------------------------------------------------------------------------------------------------------------
R. Rennie Atterbury III (57)  Vice President, General        Associate General Counsel
                              Counsel and Secretary (1991)
- ---------------------------------------------------------------------------------------------------------------
James W. Baldwin (57)         Vice President (1991)          General Manager, Parts and Service Support;
                                                             Manager, Parts Distribution, General Office
- ---------------------------------------------------------------------------------------------------------------
Vito H. Baumgartner (54)      Vice President (1990)          Chairman, Caterpillar Overseas S.A.;
                                                             President, Caterpillar Brasil S.A.
- ---------------------------------------------------------------------------------------------------------------
James S. Beard (53)           Vice President (1990)          President, Caterpillar Financial
                                                             Services Corporation
- ---------------------------------------------------------------------------------------------------------------
Richard A. Benson (51)        Vice President (1989)          President, Caterpillar Industrial Inc.
- ---------------------------------------------------------------------------------------------------------------
Ronald P. Bonati (55)         Vice President (1990)          Manager, Products Control, General Office
- ---------------------------------------------------------------------------------------------------------------
James E. Despain (57)         Vice President (1990)          Manager, East Peoria Plant
- ---------------------------------------------------------------------------------------------------------------
Robert C. Dryden (58)         Vice President (1981)
- ---------------------------------------------------------------------------------------------------------------
Roger E. Fischbach (53)       Vice President (1989)
- ---------------------------------------------------------------------------------------------------------------
Donald M. Ings (46)           Vice President (1993)          President, Solar Turbines Incorporated; Manager,
                                                             Precision Barstock Products, York Plant
- ---------------------------------------------------------------------------------------------------------------
Keith G. Johnson (63)         Vice President (1988)          Chairman, Shin Caterpillar Mitsubishi Ltd.
- ---------------------------------------------------------------------------------------------------------------
James W. Owens (48)           Vice President (1990)          President, Solar Turbines Incorporated;
                                                             Managing Director, P.T. Natra Raya
- ---------------------------------------------------------------------------------------------------------------
Gerald Palmer (49)            Vice President (1992)          Director of Technical Services, Technical
                                                             Services Division; President, CONEK S.A. de C.V.
- ---------------------------------------------------------------------------------------------------------------
Robert C. Petterson (56)      Vice President (1991)          President, Caterpillar Brasil S.A.;
                                                             Regional Manager, Caterpillar Overseas S.A.
- ---------------------------------------------------------------------------------------------------------------
Siegfried R. Ramseyer (57)    Vice President (1992)          Managing Director, Caterpillar Overseas S.A.;
                                                             Manager, Construction Equipment and Dealer
                                                             Administration, Caterpillar Overseas S.A.
- ---------------------------------------------------------------------------------------------------------------
Alan J. Rassi (54)            Vice President (1992)          General Manager, Aurora Plant;
                                                             Plant Manager, Aurora Plant
- ---------------------------------------------------------------------------------------------------------------
Gary A. Stroup (45)           Vice President (1992)          Business Unit Manager, Component Products
                                                             Division;  Assistant Director of
                                                             Manufacturing, General Office; Planning and
                                                             Tooling Manager, East Peoria Plant
- ---------------------------------------------------------------------------------------------------------------
Richard L. Thompson (55)      Vice President (1989)          President, Solar Turbines Incorporated
- ---------------------------------------------------------------------------------------------------------------
Wayne M. Zimmerman (59)       Vice President (1989)
- ---------------------------------------------------------------------------------------------------------------
Robert R. Gallagher (54)      Controller (1990)              Manager of Tax, General Office
- ---------------------------------------------------------------------------------------------------------------
Rudolf W. Wuttke (56)         Treasurer (1991)               Secretary and Treasurer, Caterpillar Overseas S.A.
- ---------------------------------------------------------------------------------------------------------------


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

        All square footage and acreage provided herein is approximated as of December 31, 1994.

Total Properties
- ----------------
        Total properties owned or leased by the Company consist of 67,257,861 square feet of building area, of which 89.8% is owned in fee and 10.2% is leased.

Owned Properties
- ----------------
        Properties owned in fee by the Company consist of 60,395,936 square feet of building area and 19,123 acres of land. Properties owned by the Company are believed to be generally well maintained and adequate for the purposes for which they are presently used. Through planned capital expenditures, the Company expects these properties to remain adequate for future needs.

Consolidations / Closures / Sales
- ---------------------------------
        Over the last five years, in the ordinary course of business, the Company has consolidated operations and / or closed a number of its facilities. The Company continues to own closed properties totaling 2,676,643 square feet of building area and 6,611 acres of land which are no longer utilized in current operations. These closed properties have been declared surplus and are for sale.

        In December, 1991, the Company announced the probable closure of its manufacturing facility in York, Pennsylvania. The timing of the closure of the York facility is still pending. In December, 1994, the Company's manufacturing facility in Vernon, France was sold. The previously closed distribution facility located in New Orleans was also sold in 1994.

Leased Properties
- -----------------
        Properties leased by the Company consist of 6,861,925 square feet of building area. These properties are covered by leases expiring over terms of generally 1 to 10 years. The Company anticipates no difficulty in retaining occupancy of any of its leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

Manufacturing
- -------------
        Manufacturing activities are conducted at 26 locations inside the United States and 12 locations outside the United States. Remanufacturing and Overhaul activities are conducted at 3 locations inside the United States and 3 locations outside the United States. These facilities have a total building area of 43,294,650 square feet, of which 98.6% is used for manufacturing and 1.4% is used for remanufacturing and overhaul. These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing Company products. A list of the Company's manufacturing, remanufacturing and overhaul facilities follows with principal use indicated:

      Plant Locations inside the U.S.                         Principal Use
      -------------------------------                         -------------
      Gardena, California.................................... Manufacturing
      San Diego, California.................................. Manufacturing
      Jacksonville, Florida.................................. Manufacturing
      Aurora, Illinois....................................... Manufacturing
      Decatur, Illinois...................................... Manufacturing
      DeKalb, Illinois....................................... Manufacturing
      Dixon, Illinois........................................ Manufacturing
      East Peoria, Illinois.................................. Manufacturing
      Joliet, Illinois....................................... Manufacturing
      Mapleton, Illinois..................................... Manufacturing
      Mossville, Illinois.................................... Manufacturing
      Peoria, Illinois....................................... Manufacturing
      Pontiac, Illinois...................................... Manufacturing
      Lafayette, Indiana..................................... Manufacturing
      Wamego, Kansas......................................... Manufacturing
      Menominee, Michigan.................................... Manufacturing
      Minneapolis, Minnesota................................. Manufacturing
      New Ulm, Minnesota..................................... Manufacturing
      Corinth, Mississippi................................... Remanufacturing
      Boonville, Missouri.................................... Manufacturing
      Clayton, North Carolina................................ Manufacturing
      Leland, North Carolina................................. Manufacturing
      Dallas, Oregon......................................... Manufacturing
      York, Pennsylvania..................................... Manufacturing
      Greenville, South Carolina............................. Manufacturing
      Rockwood, Tennessee.................................... Manufacturing
      DeSoto, Texas.......................................... Overhaul
      Houston, Texas......................................... Manufacturing
      Mabank, Texas.......................................... Overhaul

      Plant Locations outside the U.S.                        Principal Use
      --------------------------------                        -------------
      Melbourne, Australia................................... Manufacturing
      Gosselies, Belgium..................................... Manufacturing
      Piracicaba, Brazil..................................... Manufacturing
      Edmonton, Canada....................................... Overhaul
      Shanghai, China........................................ Manufacturing
      Leicester, England..................................... Manufacturing
      Grenoble, France....................................... Manufacturing
      Rantigny, France....................................... Manufacturing
      Godollo, Hungary....................................... Manufacturing
      Jakarta, Indonesia..................................... Manufacturing
      Bazzano, Italy......................................... Manufacturing
      Monterrey, Mexico...................................... Manufacturing
      Nuevo Laredo, Mexico................................... Remanufacturing
      Tijuana, Mexico........................................ Overhaul
      St. Petersburg, Russia................................. Manufacturing

Financial Products
- ------------------
        A majority of the activity of the Financial Products Division is conducted from its leased headquarters located in Nashville, Tennessee. The Financial Products Division also leases 5 other office locations inside the United States and 9 office locations outside the United States and shares other office space with other Company entities.

Distribution
- ------------
        The Company's distribution activities are conducted at 10 Distribution Center locations (3 inside the United States and 7 outside the United States) and 13 Regional Distribution Center locations (12 inside the United States and 1 outside the United States). These locations have a total building area of 9,230,277 square feet and are used for the distribution of Company products. Caterpillar Logistics Services, Inc. distributes other companies' products utilizing certain of the Company's distribution facilities as well as other non-Company facilities located both inside and outside the United States. The Company also owns or leases other storage facilities which support distribution activities.

Technical Center, Training / Demonstration Areas  and Proving Grounds
- ---------------------------------------------------------------------
        The Company owns a Technical Center located in Mossville, Illinois and various other training / demonstration areas and proving grounds located both inside and outside the United States.

Capital Expenditures
- --------------------
        During the five years ended December 31, 1994, changes in investment in land, buildings, machinery and equipment of the Company were as follows (stated in millions of dollars):


                    Expenditures                      Disposals   Net Increase
                -------------------- Provisions for   and Other    (Decrease)
    Year        U.S.    Outside U.S.  Depreciation   Adjustments  During Period
- -------------------------------------------------------------------------------
    1990        $708        $331         $(513)         $ (45)         $ 481
- -------------------------------------------------------------------------------
    1991        $610        $164         $(593)         $(118)         $  63
- -------------------------------------------------------------------------------
    1992        $502        $138         $(644)         $ (91)         $ (95)
- -------------------------------------------------------------------------------
    1993        $508        $124         $(661)         $ (98)         $(127)
- -------------------------------------------------------------------------------
    1994        $508        $186         $(680)         $ (65)         $ (51)
- -------------------------------------------------------------------------------

        At December 31, 1994, the net book value of properties located outside the United States represented 25.9% of the net properties on the consolidated financial position. Further information concerning the Company's investment in land, buildings, machinery and equipment appears under Notes 1D and 11 of the "Notes to Consolidated Financial Statements" on pages A-10 and A-16 and A-17 respectively, of the Appendix to the 1995 Annual Meeting Proxy Statement, which Notes are incorporated herein by reference.


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

        On September 6, 1994, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), UAW Local 974, and Citizens for a Better Environment filed a complaint against the Company with the Illinois Pollution Control Board ("Board"). The complaint generally alleges, in seven counts, that the Company has violated certain provisions of the Illinois Environmental Protection Act and Board regulations with respect to a particular property in East Peoria, Illinois. The complaint further alleges that the maximum penalties for the alleged violations total $199 million. The Company believes the claims are without merit and will vigorously contest them. The Company further believes final resolution of this matter will not have a material impact on the Company's liquidity, capital resources, or results of operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The information required by Item 5 is incorporated by reference from under the caption "Common Stock Price Range" and the first paragraph under the caption "Number of Stockholders" appearing on page A-38 and under the caption "Dividends" on page A-33 of the Appendix to the Company's 1995 Annual Meeting Proxy Statement.

ITEM 6. SELECTED FINANCIAL DATA.

        The information required by Item 6 is incorporated by reference from pages A-26 and A-27 of the Appendix to the Company's 1995 Annual Meeting Proxy Statement under the caption "Eleven-year Financial Summary" but only for the years 1990-1994, inclusive, and then only with respect to the information set forth for each of such years under the following captions: "Sales and revenues," "Profit (loss) before effects of accounting changes/(1)/" (including the footnote indicated), "Effects of accounting changes (note 2)" (including the note indicated), "Profit (loss)/(1)/ (including the footnote indicated)," "Profit (loss) per share of common stock: /(1)(2)/ Profit (loss) before effects of accounting changes/(1)/" (including the footnote indicated), "Profit (loss) per share of common stock:/(1)(2)/ Effects of accounting changes (note 2)" (including the footnotes and note indicated), "Profit (loss) per share of common stock:/(1)(2)/ Profit (loss)" (including the footnotes indicated), "Dividends declared per share of common stock," "Total assets: Machinery and Engines," "Total assets:

Financial Products," "Long-term debt due after one year: Machinery and Engines," and "Long-term debt due after one year: Financial Products."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by Item 7 is incorporated by reference from under the caption "Management's Discussion and Analysis" on pages A-28 through A-37 of the Appendix to the Company's 1995 Annual Meeting Proxy Statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is incorporated by reference from the Report of Independent Accountants appearing on page A-3, and the Financial Statements and Notes to Consolidated Financial Statements appearing on pages A-4 through A-25 of the Appendix to the Company's 1995 Annual Meeting Proxy Statement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 relating to identification of directors is incorporated by reference from pages 3 through 7 of the Company's 1995 Annual Meeting Proxy Statement under the captions "Nominees for Election as Directors for Terms Expiring in 1998," "Directors Continuing in Office in the Class of 1996," and "Directors Continuing in Office in the Class of 1997." Identification of executive officers appears herein under Item 1a. There are no family relationships between the officers and directors of the Company. All officers serve at the pleasure of the Board of Directors and are regularly elected at a meeting of the Board of Directors in April of each year. Information required under Item 405 of Regulation S-K is incorporated by reference from under the caption "Filings Pursuant to Section 16 of the Securities and Exchange Act of 1934" appearing on page 24 of the Company's 1995 Annual Meeting Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is incorporated by reference from under the caption "Compensation of Directors" which appears on page 9, from under the caption "Report of the Compensation Committee" on pages 11 through 15, from under the caption "Performance Graph" on page 16, from under the caption "Executive Compensation" and the tables thereunder which appear on pages 17 through 19, from under the caption "Pension Program" (including footnotes) and the table thereunder which appear on pages 19 and 20, and from under the caption "Compensation Committee Interlocks and Insider Participation" which appears on page 16 of the Company's 1995 Annual Meeting Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is incorporated by reference from pages 10 and 11 of the Company's 1995 Annual Meeting Proxy Statement under the caption "Equity Security Ownership of Management and Certain Other Beneficial Owners (as of December 31, 1994)."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by Item 13 is incorporated by reference from the Company's 1995 Annual Meeting Proxy Statement from under the caption "Certain Relationships and Related Transactions" appearing on page 20 and from under the caption "Compensation Committee Interlocks and Insider Participation" on page 16.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)     The following documents are filed as part of this report:
              1.  Financial Statements:
                      Report of Independent Accountants (p. A-3)*
                      Statement 1   Consolidated Results of Operations for the
                                    Years Ended December 31 (p. A-4)*
                      Statement 2   Changes in Consolidated Stockholders' Equity
                                    for the Years Ended December 31 (p. A-5)*
                      Statement 3   Financial Position at December 31 (p. A-6
                                    and  p. A-7)*
                      Statement 4   Statement of Cash Flows for the Years Ended
                                    December 31 (p. A-8 and p. A-9)*
                      Notes to Consolidated Financial Statements (pp. A-10
                                    through A-25)*
               2.  Financial Statement Schedule:
                      Report of Independent Accountants on Financial Statement
                                    Schedule
                      Schedule VIII   Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.

        (b) One report on Form 8-K, dated December 14, 1994, was filed during the last quarter of 1994. The Form 8-K reported information pursuant to
Item 5 "Other Events." No financial statements were filed as part of the report on Form 8-K.

        (c)     Exhibits:
                  3 (a)(i)  Restated Certificate of Incorporation.
                  3 (a)(ii) Certificate of Designation, Preferences and Rights
                            of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3(a) to Form 10-K for the year ended December 31, 1991, Commission File No. 1-768).
                    (b) Bylaws (incorporated by reference from Exhibit 3(b) to Form 10-K for the year ended December 31, 1990, Commission File No. 1-768).
                  4 (a) Rights Agreement dated as of November 12, 1986, between Caterpillar Inc., the Registrant hereunder, and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company) (incorporated by reference from Exhibit 10(a) to Form 10-K for the year ended December 31, 1990, Commission File No. 1-768) and First Amendment to Rights Agreement dated December 9, 1992 (incorporated by reference from Exhibit 10(a) to Form 10-K for the year ended December 31, 1992, Commission File No. 1-768).
                 10 (a) 1977 Stock Option Plan as amended (incorporated by reference from Exhibit 10(b) to Form 10-K for the year ended December 31, 1984, Commission File
                            No. 1-768).**

                      (b) 1987 Stock Option Plan as amended and Long Term
                          Incentive Supplement (incorporated by reference from
                          Exhibit 10(b) to Form 10-K for the year ended December
                          31, 1993, Commission File No. 1-768).**
                      (c) Supplemental Pension Benefit Plan, as amended and
                          restated (incorporated by reference from Exhibit 10(c)
                          to Form 10-K for the year ended December 31, 1993,
                          Commission File No. 1-768).**
                      (d) Supplemental Employees' Investment Plan (incorporated
                          by reference from Exhibit 10(e) to Form 10-K for the
                          year ended December 31, 1987, Commission File No.
                          1-768).**
                      (e) Caterpillar Inc. 1993 Corporate Incentive Compensation
                          Plan Management and Salaried Employees, as amended and
                          restated (incorporated by reference from Exhibit 10(e)
                          to Form 10-K for the year ended December 31, 1993,
                          Commission File No. 1-768).**
                      (f) Directors' Deferred Compensation Plan, as amended and
                          restated (incorporated by reference from Exhibit 10(f)
                          to Form 10-K for the year ended December 31, 1993,
                          Commission File No. 1-768).**
                      (g) Directors' Retirement Plan (incorporated by reference
                          from Exhibit 10(i) to Form 10-K for the year ended
                          December 31, 1991, Commission File No. 1-768).**
                      (h) Directors' Charitable Award Program (incorporated by
                          reference from Exhibit 10(h) to Form 10-K for the year
                          ended December 31, 1993, Commission File No. 1-768).**
                11        Computations of Earnings Per Share
                12        Statement Setting Forth Computation of Ratios of
                          Profit to Fixed Charges (The ratio of profit to fixed
                          charges for the year ended December 31, 1994 was 3.8.
                          Because of pretax losses for the year ended December
                          31, 1992, profit was not sufficient to cover fixed
                          charges. The coverage deficiency was approximately
                          $341 million.)
                21        Subsidiaries and Affiliates of the Registrant
                23        Consent of Independent Accountants
                27        Financial Data Schedule
                99    (a) Appendix to the Company's 1995 Annual Meeting Proxy
                          Statement (furnished for the information of the
                          Commission and not deemed to be filed except for those
                          portions expressly incorporated by reference herein).
________________________________________________________________________________
* Incorporated by reference from the indicated pages of the Appendix to the 1995 Annual Meeting Proxy Statement.

** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                  SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                     CATERPILLAR INC.
                                                      (Registrant)



                                       By:          R. R. ATTERBURY III
                                            ___________________________________
Date: February 23, 1995                       R. R. Atterbury III, Secretary



        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                Chairman of the Board, Director
February 23, 1995         DONALD V. FITES       and Chief Executive Officer
                     ________________________
                         (Donald V. Fites)

February 23, 1995        JAMES W. WOGSLAND      Vice Chairman and Director
                     ________________________
                        (James W. Wogsland)

February 23, 1995          GLEN A. BARTON       Group President
                     ________________________
                          (Glen A. Barton)

February 23, 1995        GERALD S. FLAHERTY     Group President
                     ________________________
                        (Gerald S. Flaherty)

February 23, 1995       RICHARD L. THOMPSON     Group President
                     ________________________
                       (Richard L. Thompson)

February 23, 1995          JAMES W. OWENS       Group President
                     ________________________
                          (James W. Owens)
                                                Vice President and
February 23, 1995      DOUGLAS R. OBERHELMAN    Chief Financial Officer
                     ________________________
                      (Douglas R. Oberhelman)
                                                Controller and
February 23, 1995       ROBERT R. GALLAGHER     Chief Accounting Officer
                     ________________________
                       (Robert R. Gallagher)

February 23, 1995        LILYAN H. AFFINITO     Director
                     ________________________
                        (Lilyan H. Affinito)

February 23, 1995                    JOHN W. FONDAHL            Director
                                 -----------------------
                                    (John W. Fondahl)

February 23, 1995                     DAVID R. GOODE            Director
                                 ------------------------
                                     (David R. Goode)

February 23, 1995                     JAMES P. GORTER           Director
                                 ------------------------
                                     (James P. Gorter)

February 23, 1995                WALTER H. HELMERICH, III       Director
                                 ------------------------
                                (Walter H. Helmerich, III)

February 23, 1995                    JERRY R. JUNKINS           Director
                                 ------------------------
                                    (Jerry R. Junkins)

February 23, 1995                    PETER A. MAGOWAN           Director
                                 ------------------------
                                    (Peter A. Magowan)

February 23, 1995                    GORDON R. PARKER           Director
                                 ------------------------
                                    (Gordon R. Parker)

February 23, 1995                   GEORGE A. SCHAEFER          Director
                                 ------------------------
                                   (George A. Schaefer)

February 23, 1995                     JOSHUA I. SMITH           Director
                                 ------------------------
                                     (Joshua I. Smith)

February 23, 1995                    CLAYTON K. YEUTTER         Director
                                  ------------------------
                                    (Clayton K. Yeutter)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE





To the Board of Directors of Caterpillar Inc.:


Our audits of the consolidated financial statements of Caterpillar Inc. referred to in our report dated January 19, 1995 appearing on page A-3 of the Appendix to the 1995 Annual Meeting Proxy Statement (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ Price Waterhouse LLP
PRICE WATERHOUSE LLP

Peoria, Illinois
January 19, 1995

                               CATERPILLAR INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

               SCHEDULE VIII VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of dollars)

                           YEARS ENDED DECEMBER 31,

                                                       Balance at                           Balance at
                                                       Beginning                             Close of
                    Description                         of Year     Additions  Deductions      Year
                    -----------                        ----------   ---------  ----------   ----------
1994
- ----
Reserves for plant closing and consolidation costs:
   Included in current liabilities:
     Accounts payable and accrued expenses                  $  58   $      --  $     2(2)      $ 56
     Accrued wages, salaries, and employee benefits           138          --       16(2)       122
   Deducted from assets:
     Land, buildings, machinery, and equipment--net           150          --        1          149
1993
- ----
Reserves for plant closing and consolidation costs:
   Included in current liabilities:
     Accounts payable and accrued expenses                  $  80   $      --  $    22(2)     $ 58
     Accrued wages, salaries, and employee benefits           150          --       12(2)      138
   Deducted from assets:
     Land, buildings, machinery, and equipment--net           164          --       14(3)      150
1992
- ----
Reserves for plant closing and consolidation costs:
   Included in current liabilities:
     Accounts payable and accrued expenses                  $  87   $     4(1) $    11(2)    $ 80
     Accrued wages, salaries, and employee benefits           170        15(1)      35(2)     150
   Deducted from assets:
     Land, buildings, machinery, and equipment--net           161         7(1)       4(3)     164

- ----------
(1) Additions related to the sale of assets to the lift truck joint venture that were included in the net gain on the sale and not charged to Provision for plant closing and consolidation costs.
(2)  Expenditures made.
(3)  Related to assets disposed of.