Form 10-K/A
CATERPILLAR INC
filed 1995-03-30
CIK 18230

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 11-K


(Mark One)
[  X  ]             ANNUAL REPORT PURSUANT TO SECTION 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the Fiscal Year Ended November 30, 1994

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____ to _____


Commission File Number 1-768



                    CATERPILLAR FOREIGN SERVICE EMPLOYEES'
                              STOCK PURCHASE PLAN
                           (Full title of the Plan)



                               CATERPILLAR INC.
                    (Name of issuer of the securities held
                             pursuant to the Plan)



                 100 NE ADAMS STREET, PEORIA, ILLINOIS  61629
                   (Address of principal executive offices)

                             REQUIRED INFORMATION

ITEM 1.

Financial Statements for this Plan are not enclosed since the requirements to file such financial statements were deemed inapplicable in accordance with the letter from the Securities and Exchange Commission dated January 26, 1973.


ITEM 2.

(See response to Item 1).


ITEM 3.

(See response to Item 1).


ITEM 4.

Not Applicable.