Form 10-Q
period 1995-03-31
CATERPILLAR INC
filed 1995-05-02
CIK 18230

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No ____.

At March 31, 1995, 199,913,215 shares of common stock of the Registrant were outstanding.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES
               Statement of Consolidated Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                        Three Months Ended
                                        Mar. 31,  Mar. 31,
                                          1995      1994
MACHINERY AND ENGINES:
  Sales ................................ $3,773   $ 3,181
                                         ------    ------
  Operating costs:
    Cost of goods sold .................  2,890     2,483
    Selling, general and
      administrative expenses ..........    361       313
    Research and development expenses ..     86        76
                                         ------    ------
                                          3,337     2,872
                                         ------    ------
Operating profit .....................      436       309
Interest expense .....................       48        51
                                         ------    ------
                                            388       258
  Other income (expense) ...............     12        (8)
                                         ------    ------
  Profit before taxes ..................    400       250
                                         ------    ------
FINANCIAL PRODUCTS:
  Revenues .............................    140       105
                                         ------    ------
  Operating costs:
    Selling, general and
      administrative expenses ..........     54        43
    Interest expense ...................     66        46
                                         ------    ------
                                            120        89
                                         ------    ------
  Operating profit .....................     20        16
  Other income (expense) ...............     12        (5)
                                         ------    ------
  Profit before taxes ..................     32        11
                                         ------    ------

CONSOLIDATED PROFIT BEFORE TAXES ........   432       261
  Provision (credit) for income taxes ..    143        79
                                         ------    ------
  Profit (loss) of consolidated
    companies ..........................    289       182
  Equity in profit (loss) of affiliated
    companies (Note 6) .................     11        10
                                         ------    ------

PROFIT ................................. $  300   $   192
                                         ======    ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 8):

  Profit ............................... $ 1.50   $   .94
                                         ======    ======
Cash dividends paid per share of
  common stock ......................... $  .25   $   .07

See accompanying notes to Consolidated Financial Statements.

                              CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Mar. 31,  Dec. 31,
                                                         1995      1994
ASSETS
  Current assets:
    Cash and short-term investments .................  $   465   $   419
    Receivables -- trade and other ..................    3,066     2,971
    Receivables -- finance ..........................    1,433     1,319
    Deferred income taxes and prepaid expenses ......      917       865
    Inventories (Note 7) ............................    2,095     1,835
                                                       -------   -------
  Total current assets ..............................    7,976     7,409
  Land, buildings, machinery, and equipment -- net ..    3,708     3,776
  Long-term receivables -- trade and other ..........      123       125
  Long-term receivables -- finance ..................    2,680     2,669
  Investments in affiliated companies (Note 6) ......      462       455
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,238     1,243
  Intangible assets .................................      237       237
  Other assets ......................................      374       336
                                                       -------   -------
TOTAL ASSETS ........................................  $16,798   $16,250
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   848   $   740
    Accounts payable and accrued expenses ...........    2,835     2,624
    Accrued wages, salaries, and employee benefits ..      953     1,047
    Dividends payable ...............................        -        50
    Deferred and current income taxes payable .......      289       144
    Long-term debt due within one year ..............      825       893
                                                       -------   -------
  Total current liabilities .........................    5,750     5,498

  Long-term debt due after one year .................    4,314     4,270
  Liability for postemployment benefits .............    3,532     3,548
  Deferred income taxes .............................       21        23
                                                       -------   -------
TOTAL LIABILITIES ...................................   13,617    13,339
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1995 -- 203,723,656;
    Dec. 31, 1994 -- 203,723,656) at paid in amount .      921       923
  Profit employed in the business ...................    2,261     1,961
  Foreign currency translation adjustment ...........      206       205
  Treasury stock (March 31, 1995 -- 3,810,441
    shares; Dec. 31, 1994 -- 3,281,569 shares)
    at cost..........................................     (207)     (178)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,181     2,911
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $16,798   $16,250
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1994 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Mar. 31,  Dec. 31,
                                                         1995      1994
ASSETS
  Current assets:
    Cash and short-term investments .................  $   424   $   395
    Receivables -- trade and other ..................    2,978     2,919
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      907       888
    Inventories (Note 7) ............................    2,095     1,835
                                                       -------   -------
  Total current assets ..............................    6,404     6,037
  Land, buildings, machinery, and equipment -- net ..    3,269     3,343
  Long-term receivables -- trade and other ..........      123       125
  Long-term receivables -- finance ..................        -         -
  Investments in affiliated companies (Note 6) ......      462       455
  Investments in Financial Products subsidiaries ....      603       548
  Deferred income taxes .............................    1,249     1,254
  Intangible assets .................................      237       237
  Other assets ......................................      142       143
                                                       -------   -------
TOTAL ASSETS ........................................  $12,489   $12,142
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $     6   $    17
    Accounts payable and accrued expenses ...........    2,543     2,416
    Accrued wages, salaries, and employee benefits ..      951     1,045
    Dividends payable ...............................        -        50
    Deferred and current income taxes payable .......      233       112
    Long-term debt due within one year ..............       86        86
                                                       -------    -------
  Total current liabilities .........................    3,819     3,726
  Long-term debt due after one year .................    1,936     1,934
  Liability for postemployment benefits .............    3,532     3,548
  Deferred income taxes .............................       21        23
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,308     9,231
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1995 -- 203,723,656;
    Dec. 31, 1994 -- 203,723,656) at paid in amount .      921       923
  Profit employed in the business ...................    2,261     1,961
  Foreign currency translation adjustment ...........      206       205
  Treasury stock (March 31, 1995 -- 3,810,441
    shares; Dec. 31, 1994 -- 3,281,569 shares)
    at cost..........................................     (207)     (178)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,181     2,911
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $12,489   $12,142
                                                       =======   =======
The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1994 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Mar. 31,  Dec. 31,
                                                         1995      1994
ASSETS
  Current assets:
    Cash and short-term investments ................. $    41    $    24
    Receivables -- trade and other ..................      93         96
    Receivables -- finance ..........................   1,433      1,319
    Deferred income taxes and prepaid expenses ......      19          3
    Inventories (Note 7) ............................       -          -
                                                      -------    -------
  Total current assets ..............................   1,586      1,442

  Land, buildings, machinery, and equipment -- net ..     439        433
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   2,680      2,669
  Investments in affiliated companies (Note 6) ......       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       -          -
  Intangible assets .................................       -          -
  Other assets ......................................     232        193
                                                      -------    -------
TOTAL ASSETS ........................................ $ 4,937    $ 4,737
                                                      =======    =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $   842    $   723
    Accounts payable and accrued expenses ...........     306        278
    Accrued wages, salaries, and employee benefits ..       2          2
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......      56         32
    Long-term debt due within one year ..............     739        807
                                                      -------    -------
  Total current liabilities .........................   1,945      1,842
  Long-term debt due after one year .................   2,378      2,336
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................      11         11
                                                      -------    -------
TOTAL LIABILITIES ...................................   4,334      4,189
                                                      -------    -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1995 -- 203,723,656
    Dec. 31, 1994 -- 203,723,656) at paid in amount .     333        303
  Profit employed in the business ...................     264        245
  Foreign currency translation adjustment ...........       6          -
  Treasury stock (March 31, 1995 -- 3,810,441
    shares; Dec. 31, 1994 -- 3,281,569 shares)
    at cost..........................................       -          -
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     603        548
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 4,937    $ 4,737
                                                      =======    =======
The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1994 amounts.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Mar. 31,  Mar. 31,
                                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   300    $   192
  Adjustments for noncash items:
  Depreciation and amortization .....................     174        169
  Profit of Financial Products ......................       -          -
  Other .............................................       1         70
  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (60)      (382)
    Inventories .....................................    (260)      (153)
    Accounts payable and accrued expenses ...........     257        242
    Other -- net ....................................       8         14
                                                      -------    -------
Net cash provided by operating activities ...........     420        152
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................     (74)       (82)
  Expenditures for equipment leased to others .......     (43)       (39)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      21         13
  Additions to finance receivables ..................    (966)      (589)
  Collections of finance receivables ................     583        445
  Proceeds from the sale of finance receivables......     300          -
  Other -- net ......................................     (51)       (49)
                                                      -------    -------
Net cash used for investing activities ..............    (230)      (301)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (50)       (15)
  Common stock issued, including treasury
    shares reissued .................................       -         10
  Treasury shares purchased .........................     (33)       (47)
  Proceeds from long-term debt issued ...............     296        250
  Payments on long-term debt ........................    (285)      (293)
  Short-term borrowings -- net ......................      15        229
                                                      -------    -------
Net cash provided by financing activities ...........     (57)       134
                                                      -------    -------

Effect of exchange rate changes on cash .............     (87)       (4)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................      46        (19)

Cash and short-term investments at the
  beginning of the period ...........................     419         83
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   465    $    64
                                                      =======    =======
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                              CATERPILLAR INC.
                  Statement of Cash Flows for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Mar. 31,  Mar. 31,
                                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   300    $   192
  Adjustments for noncash items:
    Depreciation and amortization ...................     147        147
    Profit of Financial Products ....................     (19)        (8)
    Other ...........................................       6         62

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (24)      (374)
    Inventories .....................................    (260)      (153)
    Accounts payable and accrued expenses ...........     180        179
    Other -- net ....................................       2         22
                                                      -------    -------
Net cash provided by operating activities ...........     332         67
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................     (73)       (82)
  Expenditures for equipment leased to others .......      (4)        (2)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................       4          3
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Other -- net ......................................     (44)        (9)
                                                      -------    -------
Net cash used for investing activities ..............    (117)       (90)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
 Dividends paid ....................................     (50)       (15)
  Common stock issued, including treasury
    shares reissued .................................       -         10
  Treasury shares purchased .........................     (33)       (47)
  Proceeds from long-term debt issued ...............       -         (2)
  Payments on long-term debt ........................      (4)      (139)
  Short-term borrowings -- net ......................     (11)       205
                                                      -------    -------
Net cash provided by financing activities ...........     (98)        12
                                                      -------    -------

Effect of exchange rate changes on cash .............     (88)       (5)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................      29        (16)

Cash and short-term investments at the
  beginning of the period ...........................     395         62
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   424    $    46
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Mar. 31,  Mar. 31,
                                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $    19    $     8
  Adjustments for noncash items:
    Depreciation and amortization ...................      27         22
    Profit of Financial Products ....................       -          -
    Other ...........................................      (5)         8

  Changes in assets and liabilities:
    Receivables -- trade and other ..................       3         23
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      21         22
    Other -- net ....................................      23          2
                                                      -------    -------
Net cash provided by operating activities ...........      88         85
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (1)         -
  Expenditures for equipment leased to others .......     (39)       (37)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      17         10
  Additions to finance receivables ..................    (966)      (589)
  Collections of finance receivables ................     583        445
  Proceeds from the sale of finance receivables......     300          -
  Other -- net ......................................     (37)       (40)
                                                      -------    -------
Net cash used for investing activities ..............    (143)      (211)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................      30          -
  Treasury shares purchased .........................       -          -
  Proceeds from long-term debt issued ...............     296        252
  Payments on long-term debt ........................    (281)      (154)
  Short-term borrowings -- net ......................      26         24
                                                      -------    -------
Net cash provided by financing activities ...........      71        122
                                                      -------    -------

Effect of exchange rate changes on cash .............       1          1
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................      17         (3)

Cash and short-term investments at the
  beginning of the period ...........................      24         21
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    41    $    18
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)


1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 1995 and 1994, (b) the consolidated financial position at March 31, 1995 and December 31, 1994, and (c) the consolidated statement of cash flows for the three-month periods ended March 31, 1995 and 1994 have been made.

2. The results for the three-month period ended March 31, 1995 are not necessarily indicative of the results for the entire year 1995.

3. When inflationary effects are material, the company removes certain components of foreign currency exchange gains and losses arising from operations in Brazil's highly inflationary economy from "Other income" on the Statement of Consolidated Results of Operations and includes these amounts on the operating statement lines where the related inflationary effects are reported. Consequently, exchange gains and losses on local currency denominated debt and cash deposits, where the interest rates reflect the rate of inflation, are offset against interest expense or interest income, respectively. Similarly, exchange gains on local currency liabilities subject to monetary correction are offset against the related expense. This treatment was applied for the first quarter of 1994. The first quarter 1995 inflationary effects were immaterial.

4. The company buys and sells currencies in amounts large enough to cover requirements for the business, and to protect its financial and competitive positions in those currencies whose relative values may change in foreign exchange markets. The company manages foreign exchange exposures that arise from cash inflows or outflows denominated in currencies other than the U.S. dollar with the objective to maximize consolidated aftertax U.S. dollar cash flows. At March 31, 1995, the company had approximately $650 in contracts to buy or sell foreign currency in the future. The carrying value of such contracts was a liability of $13 and the fair market value was a liability of $126.

5. The company has reviewed the status of its environmental and legal contingences and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1994.

6.   Affiliated Companies

     The company's investments in affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan $(431). The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended
                                   Dec. 31,   Dec. 31,
                                     1994       1993
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  936     $  784
                                    ======     ======


       Profit (loss) .............  $   22     $   16
                                    ======     ======


                                                          Dec. 31,  Sept. 30,
                                                            1994      1994
                                                        (unaudited)
     FINANCIAL POSITION

       Assets:
         Current assets .................................   $2,025    $1,853
         Land, buildings, machinery and equipment - net..      771       781
         Other assets ...................................      282       298
                                                            ------    ------
                                                             3,078     2,932
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,718     1,575
         Long-term debt due after one year ..............      330       332
         Other liabilities ..............................      131       150
                                                            ------    ------
                                                             2,179     2,057
                                                            ------    ------
       Ownership ........................................   $  899    $  875
                                                            ======    ======

7. Inventories (principally "last- in, first-out" method) comprised the following

                                                           Mar. 31,   Dec. 31,
                                                            1995       1994
                                                         (unaudited)

       Raw materials and work-in-process ................   $  820    $  697
       Finished goods ...................................    1,078       942
       Supplies .........................................      197       196
                                                            ------    ------
                                                            $2,095    $1,835
                                                            ======    ======

8.   Following is a computation of profit per share:

                                        Three Months Ended
                                        Mar. 31,  Mar. 31,
                                         1995      1994
                                            (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) ..       $  300   $  192
                                         ======   ======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   200.1    203.8

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     2.1      2.5
                                         ------   ------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   202.2    206.3
                                         ======   ======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $1.50    $0.94

      Assuming full dilution (A/C) ....   $1.48    $0.93

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 1995 VS. THREE MONTHS ENDED MARCH 31, 1994

     Caterpillar Inc. reported its fifth consecutive quarter of record profit. Profit of $300 million and profit per share of $1.50 were records (after excluding nonrecurring tax-related items from third quarter 1993). This represents an improvement of $108 million or 56 cents per share from profit of $192 million or 94 cents per share for the first quarter of 1994.
     Sales and revenues of $3.91 billion were a first-quarter record and were second only to the fourth quarter of 1994. A 15% improvement in physical sales volume was the most significant factor contributing to the increase in profit from first quarter 1994.

Machinery and Engines
     Sales of Machinery and Engines were $3.77 billion, a $592 million increase from the same quarter a year ago. The higher sales resulted from a 15% increase in physical sales volume and a 4% improvement in price realization. Profit before tax of $400 million was $150 million better than the first quarter of 1994 primarily because of the sales increase.
     The increase in physical sales volume resulted primarily from higher machine sales both inside and outside the United States as customer demand improved over the past year. The continued weakness of the U.S. dollar contributed to higher sales as the company's products manufactured in the United States are more competitive with products sourced in countries that have stronger currencies compared with the dollar. Price realization improved primarily because of price increases taken over the past year and the effect of the weaker dollar as sales in European currencies translated into more U.S. dollars. The benefit to sales (and margin) of the weaker dollar was limited by currency hedges (forward contracts) covering most U.S. manufactured products sold in Europe. The hedges were put in place in 1991 to protect margins against potential strengthening of the U.S. dollar. Without these currency hedges, sales and margin during the first quarter would have been about $30 million higher. All remaining forward contracts mature during 1995.
     Margin (sales less cost of goods sold) increased $185 million primarily because of higher sales volume and better price realization. These favorable items were partially offset by the effect of the weaker dollar as costs in European currencies translated into more U.S. dollars, inflation on material costs, and proportionately higher sales of lower margin products. These lower margin products continue to increase in volume and contribute to the company's overall margin, but at a rate that is slightly less than the average margin on other products. Total margin as a percent of sales was 23.4%, a 1.5 percentage point increase from the first quarter a year ago.
     Over the long term, a weaker dollar should favorably impact Caterpillar's sales and margins. Many of the company's key competitors have their principal manufacturing operations based in Japan or European countries with strong
currencies.   The majority of Caterpillar's manufacturing assets are in the
United States. Consequently, with a weaker dollar, the company's costs compared with these competitors are lower. As a major net exporter from the United States, the weaker dollar has a favorable impact on Caterpillar's global competitive position.
     Selling, general and administrative (SG&A) expenses were $361 million, compared with $313 million in the first quarter of 1994. The increase reflects higher spending levels to support increased sales volume (including parts distribution costs), inflation on costs and the effect of the weaker dollar as costs in European currencies translated into more U.S. dollars.
     Research and development (R&D) expenses of $86 million increased $10 million from the same quarter last year. The increase primarily reflects expanded activity for new product introductions.
     Operating profit of $436 million increased $127 million and was 11.6% of sales, the highest since the second quarter of 1981. This compares with 9.7% for the same period last year.
     Interest expense of $48 million was $3 million lower than a year ago as the benefit of lower average debt of approximately $400 million was partially offset by higher interest rates.
     Other income/expense was income of $12 million compared with expense of $8 million in the first quarter of 1994. The improvement primarily reflects the absence of a $17 million first-quarter 1994 charge related to the settlement of two class action complaints.

Financial Products
     Before-tax profit for Financial Products was $32 million, an improvement of $21 million from the same quarter last year. The higher profit resulted from a $15 million favorable change in the unrealized mark-to-market adjustment for Caterpillar Financial Services Corporation's written interest rate caps and from Cat Financial's larger average portfolio of earning assets.
     Revenues of $140 million were up $35 million, primarily a result of Cat Financial's larger portfolio. Cat Financial financed new retail business of $610 million, a $168 million or 38% increase compared with the first quarter a year ago.
     Selling, general and administrative expenses were $54 million, $11 million higher than the first quarter of 1994. The increase reflects depreciation of a higher amount of equipment on operating leases and other volume-related expenses at Cat Financial. Interest expense increased $20 million because of higher average borrowings to support the larger portfolio and higher interest rates.
     Other income/expense was income of $12 million compared with expense of $5 million a year ago. The favorable change resulted from a $6 million unrealized mark-to-market gain for interest rate caps in the current quarter, compared with a $9 million unrealized mark-to-market loss in the first quarter of 1994.

Income Taxes
     Tax expense of $143 million was $64 million higher than the same quarter last year. The increase was due to higher before-tax profit and a change in the estimated annual tax rate to 33%, compared with 30% for the first quarter of 1994.

Affiliated Companies
     The company's share of affiliated companies' results was $11 million, up

$1 million. The increase reflects higher sales and cost-cutting measures at the company's 50%-owned affiliate, Shin Caterpillar Mitsubishi Ltd. (SCM) in Japan largely offset by lower gains from sales of surplus land at SCM.


THREE MONTHS ENDED MARCH 31, 1995 VS THREE MONTHS ENDED DECEMBER 31, 1994

     First-quarter profit of $300 million or $1.50 per share was $21 million higher than fourth-quarter 1994 profit of $279 million or $1.38 per share. Despite a slight decrease in sales volume, profit before tax improved $66
million.   The increase in profit after tax reflects the higher before-tax profit partially offset by an increase in the tax rate from the fourth-quarter effective rate of 28% to the first-quarter estimated effective annual rate of 33%.

Machinery and Engines
     Profit before tax for Machinery and Engines was $400 million, an increase of $46 million from the fourth quarter of 1994. Sales of $3.77 billion declined $27 million as a decrease in turbine engine sales both inside and outside the United States was largely offset by higher machine sales inside the United States.
     Although sales declined slightly, margin improved $30 million, primarily because of lower manufacturing costs. As a percent of sales, the margin rate was 23.4%, 1.0 percentage point higher than the fourth-quarter rate of 22.4% as the decrease in costs more than offset the impact of lower sales and the absence of LIFO (last-in, first-out) decrement benefits of $28 million.
     Selling, general and administrative expenses of $361 million were $13 million lower than the previous quarter. The decrease was the result of timing of expenses, as the fourth quarter is generally a higher cost quarter for these types of expenses. In addition, incentive pay expense was lower. The decline was partially offset because fewer SG&A employees were working in manufacturing areas in the first quarter compared with the fourth quarter.
     Research and development expenses were up $4 million from one quarter ago. Fewer R&D employees worked in manufacturing functions in the first quarter than in the fourth quarter.
     Operating profit of $436 million increased $39 million from the previous quarter despite lower sales of $27 million.
     Interest expense of $48 million was about the same as the fourth quarter. Other income/expense was $12 million of income compared with $7 million of income in the fourth quarter as the absence of several small unfavorable items from the fourth quarter was partially offset by an unfavorable change in foreign exchange gains and losses.

Financial Products
     Before-tax profit for Financial Products was $32 million, an increase of $20 million from the fourth quarter of 1994. The increase was the result of a first-quarter unrealized mark-to-market gain of $6 million for interest rate caps written by Cat Financial compared with a fourth-quarter loss of $4 million, Cat Financial's larger portfolio of earning assets and higher investment income at Cat Insurance Company, Ltd.

Income Taxes
     Income tax expense of $143 million was $43 million higher than the fourth quarter. The increase reflects use of a 33% estimated effective annual tax rate for the first quarter compared with an effective rate of 28% for the fourth quarter and the higher profit before tax.

Affiliated Companies
     The company's share of affiliated companies' results was $2 million lower than last quarter as the benefit from higher SCM sales was more than offset by the absence of favorable year-end adjustments at SCM recorded in the fourth quarter.

SALES
     Following are summaries of first-quarter company sales and dealer deliveries compared with the same quarter in 1994.

Company Sales Inside the United States
     Caterpillar sales inside the United States were $1.98 billion, a $322 million or 19% increase from the same quarter a year ago. The improvement was due primarily to stronger industry demand for machines and engines. Company sales also benefited from higher price realization, an increased share of industry sales and a larger increase in dealer inventories than in the first quarter of 1994.
     Sales inside the United States were 52% of total sales, the same as the first quarter 1994.

U.S. Dealer Machine Sales to End-Users
     As a result of recent improvements in industry sales reporting practices, the following analysis of sales to end-users will no longer include deliveries to dedicated dealer rental fleets. These deliveries will be addressed separately in the next section.
     Dealer sales were up considerably from a year ago, with increases in the construction and commodity sectors, as well as in solid waste market applications.
     Sales in all construction sectors have increased:
      - Highway sales were stronger even though spending on highway construction and repair was near last year's level.
      - Sales to the commercial, industrial and government building sector were higher reflecting increased construction spending in these areas, particularly in the commercial and industrial construction sectors.
      - Housing-related sales registered another gain even though housing starts were slightly lower than first quarter 1994.
      Sales also have increased in all commodity sectors except coal and petroleum:
      - Sand and quarry mining sector sales were higher, reflecting stronger mining activity in response to greater levels of construction.
      - Sales for coal mining applications were lower despite higher mine production.  Coal prices were below first-quarter 1994 levels.
      - Metal mining-related sales exceeded year-earlier levels.  Mine production was down but metals prices were significantly higher.
      - Agricultural-related sales rose reflecting the introduction of several new models.
      - Sales to the forestry sector were up reflecting slightly higher forestry production. Lumber prices were below year-earlier levels.
      - Sales to the petroleum sector were below year ago levels. Oil prices are higher but pipeline construction continues to trend down.

Deliveries to U.S. Dealer Rental Fleets
     Deliveries to U.S. dealers for their dedicated rental fleets increased significantly over first-quarter 1994 levels. U.S. dealer rental inventories were unchanged from the fourth quarter but significantly higher than a year earlier.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories were up significantly from the end of the fourth quarter as dealers prepared for the spring selling season. New machine inventories remained slightly above normal relative to current selling rates.

Company Engine Sales Inside the United States
     Sales of diesel engines were considerably higher than the same quarter last year due to higher demand for on-highway truck engines from Original Equipment Manufacturers (OEMs) and due to considerably higher end-user demand for engines in marine, petroleum, material handling and power generation applications. OEM-related diesel engine sales continue at an all-time high. Sales of turbine engines declined slightly.

Company Sales Outside the United States
     Caterpillar sales outside the United States were $1.80 billion, a $270 million or 18% increase from first quarter 1994. The improvement was primarily due to a larger increase in dealer machine inventory during the quarter than occurred during the first quarter of 1994 and higher machine sales to end-users. Improved price realization also contributed to the improvement in company sales.
     Sales outside the United States represented 48% of worldwide sales, the same as the first quarter last year.

Dealer Machine Sales to End-Users Outside the United States
     Dealer sales outside the United States were up moderately from the first quarter of 1994. Sales were higher in all regions except Australia and the CIS.
     - Europe: Sales improved moderately in Western Europe and significantly in Central Europe. In the five largest economies, sales rose in Germany, the United Kingdom, France and Italy but fell in Spain.
     - Latin America: Much higher sales in Brazil, Chile, Colombia and Peru more than offset lower sales in several other large countries. In Mexico,severe recession, loss of investor confidence and suspension of most infrastructure projects caused sales to decline sharply. Sales also fell in Argentina due to the higher interest rates and government actions needed to defend their currency. Lower sales also were reported in Venezuela due to ongoing recession and in Ecuador due to the border war with Peru.
     - Asia (excluding China): Sales were moderately higher as excellent economic growth continues. The currency crisis in Mexico had no measurable impact on Asia with the exception of a very short-lived run on Thailand's currency. Sales in both Thailand and Indonesia were up moderately.
     - Africa and the Middle East: End-user demand rose significantly reflecting improved commodity prices, exports and economic growth. Sales to South Africa strengthened.
     - Canada: End-user demand continued to rise significantly. Particularly strong sales gains were registered in highway construction, forestry, petroleum and metal mining.
     - Australia: Good economic growth continues and unit sales were near 1994 levels. Dollar sales, however, were considerably below first quarter 1994 which was an exceptionally strong quarter for mining sales.
     - China: Sales were up significantly despite government efforts to lower inflation.
     - Japan: Sales of imported product just matched year-earlier levels although sales of domestically-made product were moderately higher.
     - Commonwealth of Independent States (CIS): Sales were very limited in the first quarter and considerably less than first quarter last year, which was an exceptionally strong quarter.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were up significantly from the end of the fourth quarter but remained slightly below normal relative to current selling rates.

Company Engine Sales Outside the United States
     Due to timing differences, company sales of diesel engines were slightly lower despite strengthening end-user demand for commercial engines, particularly for power generation applications in Latin America, and higher OEM demand for truck engines. Sales of turbine engines were down significantly.

PLANT CLOSING AND CONSOLIDATION COSTS
     At March 31, 1995 the reserve for plant closing and consolidation costs was $325 million. Of this balance, $176 million related to costs associated with the probable closure of the Component Products Division's York, Pennsylvania, facility. The probable closing of the York facility was announced in December 1991. The company determined that unless significant cost reductions were made, the unit would be closed -- probably in the 1996 time frame.
     Also in the reserve for plant closing and consolidation costs at March 31, 1995, was $119 million for write-downs of buildings, machinery and equipment at previously closed facilities. The remainder of the reserve related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is amortized as the benefits are provided. Currently amortization periods are through 2003.

LABOR UPDATE
     The strike by the United Auto Workers (UAW) union that began on June 21,

1994, at eight of the company's U.S. facilities continued. These striking employees represent about 16% of Caterpillar's total work force. The ongoing strike had virtually no impact on the company's ability to meet the needs of its customers or on its financial results.

EMPLOYMENT
     At the end of the first quarter, Caterpillar's worldwide employment, including UAW members on strike, was 54,298, compared with 51,671 one year ago. Hourly employment increased 2,531 to 32,331, while salaried and management employment increased 96 to 21,967.

1995 OUTLOOK
     The world economic outlook is essentially unchanged from that issued in
January.   The outlook continues to call for moderate economic growth in the
United States but better growth in Europe, Japan, Africa and the Middle East. Latin America will be weaker than earlier expected. Good growth is expected to continue in Canada and Australia with strong growth forecast to continue in Asia.
     In Latin America the downward revision is due to just two countries. Severe recession is now forecast for Mexico for the entire year in the aftermath of December's devaluation. Argentina, the only other country to be noticeably impacted by the Mexican crisis, will suffer much slower growth due to the high interest rates and reduction in government spending. Strong growth is still forecast for the other key countries of Brazil, Chile, Colombia and Peru.
     The recent strengthening of the yen and several European currencies does pose certain risks for the economic outlook. At this time, however, we believe that the Japanese and European governments will take appropriate actions to offset the stronger currencies, such as lowering interest rates.
In the United States, the Federal Reserve is not expected to raise rates simply to defend the currency, although one more rate hike is still possible to slow the economy's momentum.
     In this generally improving global environment, industry demand is expected to increase moderately in all major regions outside the United States and Latin America. A slowing U.S. economy is still forecast to keep the U.S. industry near 1994 levels. In Latin America better than expected demand in several countries will partially offset lower sales in Mexico and Argentina to hold demand near 1994 levels for the region as a whole. Moreover, demand appears to be somewhat stronger than expected in Europe, Africa and the Middle East. In total, industry demand is still expected to be moderately higher and in line with January's outlook.
     The 1995 outlook for company sales and profits is unchanged from that reported in January.

B.  Liquidity & Capital Resources

    Consolidated operating cash flows totaled $420 million in the first quarter of 1995, compared with $152 million in the first quarter of 1994.
     Total debt at the end of the quarter was $5.99 billion, an increase of $84 million from year end 1994. During the first quarter, debt related to Machinery & Engines decreased $9 million, to $2.03 billion, while debt related to Financial Products increased $93 million to $3.96 billion.

Machinery and Engines
     Operating cash flows totaled $332 million in the first quarter of 1995, compared with $67 million in the first quarter of 1994. The cash flow increase is primarily the result of increased profitability and a smaller increase in receivables.
     Capital expenditures, excluding equipment leased to others, totaled $73 million in the first quarter compared with $82 million a year ago. The percent of debt to debt plus stockholders equity improved to 39% at March 31, 1995, from 41% at December 31, 1994.

Financial Products
     Operating cash flows totaled $88 million in the first quarter of 1995, compared with $85 million in the first quarter of 1994. Cash used to purchase equipment leased to others totaled $39 million in the first quarter of 1995. In addition, first-quarter 1995 net cash used for finance receivables was $83 million, compared with $144 million during the first quarter of 1994.
     Financial Products' debt was $3.96 billion at March 31, 1995, an increase of $93 million from December 31, 1994. At the end of the first quarter, finance receivables past due over 30 days were 2.0%, compared with 2.1% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 7.1:1 at March 31, 1995, compared with 7.7:1 at December 31, 1994.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Caterpillar Inc. was held on April 12, 1995, for the purpose of electing a board of directors, approving amendments to the 1987 Stock Option Plan, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                        Shares                          Shares
                        Voted           Shares           Not
                        "For"         "Withheld"        Voted

J. R. Junkins	       169,368,444      1,214,368           0
G. R. Parker         169,354,755      1,228,057           0
G. A. Schaefer       169,313,564      1,269,248           0


     Amendments to the 1987 Stock Option Plan were approved by the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                 Shares             Not
     "FOR"             "AGAINST"            "ABSTAINING"         Voted

   157,973,741         10,246,752             2,362,319             0


     The appointment of Price Waterhouse as independent auditor was approved by the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                 Shares             Not
     "FOR"             "AGAINST"            "ABSTAINING"         Voted

   169,797,759          419,557               365,496              0

The stockholder proposal to declassify the Board of Directors for the purpose of director elections was defeated with the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                 Shares             Not
     "FOR"             "AGAINST"            "ABSTAINING"         Voted

   73,834,219          79,531,631            2,967,085         14,249,877

     The stockholder proposal requesting the board take steps to provide for cumulative voting in the election of directors was defeated with the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                 Shares             Not
     "FOR"             "AGAINST"            "ABSTAINING"         Voted

   51,198,242         102,251,515            2,883,178         14,249,877




Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit No.            Description
             27                  Financial Data Schedule

     (b) There have been no reports on Form 8-K filed during the quarter for which this report on Form 10-Q is being filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CATERPILLAR INC.

Date: May 1, 1995          By:     /s/ D. R. Oberhelman
                                 D. R. Oberhelman, Vice President
                                 and Principal Financial Officer

Date: May 1, 1995          By:     /s/ R. R. Atterbury III
                                 R. R. Atterbury III, Secretary

                                 EXHIBIT INDEX


Number           Description

 27              Financial Data Schedule