Form 10-K/A
period 1994-12-31
CATERPILLAR INC
filed 1995-05-31
CIK 18230

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 11-K


(Mark One)
[  X  ]       ANNUAL REPORT PURSUANT TO SECTION 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
              For the Fiscal Year Ended November 30, 1994

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required] For the transition period from _____ to _____


Commission File Number 1-768



                          EMPLOYEES' INVESTMENT PLAN
                           (Full title of the Plan)



                               CATERPILLAR INC.
                    (Name of issuer of the securities held
                             pursuant to the Plan)



                 100 NE ADAMS STREET, PEORIA, ILLINOIS  61629
                   (Address of principal executive offices)

                             REQUIRED INFORMATION

ITEM 1.

The audited statement of financial condition as of the end of the latest two fiscal years of the Plan is attached hereto as Exhibit A.


ITEM 2.

The audited statement of income and changes in plan equity for each of the latest two fiscal years of the Plan is attached hereto as Exhibit B.


ITEM 3.

The statements required by Items 1 and 2 have been prepared in accordance with the applicable provisions of Article 6A of Regulation S-X.


ITEM 4.

The Consent of Independent Accountants is attached hereto as Exhibit C.

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

                              FINANCIAL STATEMENTS
                              --------------------
                           AND ADDITIONAL INFORMATION
                           --------------------------

                           NOVEMBER 30, 1994 AND 1993
                           --------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


       March 31, 1995

       To the Participants, Investment
       Plan Committee and Benefits Funds
       Committee of the Caterpillar Inc.
       Employees' Investment Plan

       In our opinion, the accompanying statements of net assets available for plan benefits with fund information of the Caterpillar Inc. Employees' Investment Plan and the related statements of changes in net assets available for plan benefits with fund information present fairly, in all material respects, the net assets available for plan benefits as of November 30, 1994 and 1993, and the changes in net assets available for plan benefits for the years ended November 30, 1994 and 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

       Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedule I is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. Schedule I and the Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


       Price Waterhouse LLP

                                                                       EXHIBIT A
                                                                       ---------


                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------

                               NOVEMBER 30, 1994
                               -----------------
                               (Dollars in 000's)


                                           PART I
                                -----------------------------       -------------------------------------------
                                Caterpillar                         Caterpillar      Guaranteed
                                  Common          Government          Common         Investment        Stable
                                   Stock          Securities          Stock           Contract        Principal
                                   Fund              Fund              Fund             Fund            Fund
                                -----------       -----------       ----------       ----------       ---------

Cash                             $                  $   154          $                 $               $
Investments:
  Caterpillar Inc. common
   stock, 10,190,000
   shares, at market              551,546
  U.S. Government securi-
   ties, 124 units, at
   market                                            10,560
  Investment in Cater-
   pillar Inc. 401(k)
   Master Trust (Note 4)                                              119,451           21,715          49,148
                                 --------           -------          --------          -------         -------

     Total cash and in-
      vestments                   551,546            10,714           119,451           21,715          49,148
                                 --------           -------          --------          -------         -------

Employer and employee
 contributions receivable           5,181               190
                                 --------           -------          --------          -------         -------

     Total net assets            $556,727           $10,904          $119,451          $21,715         $49,148
                                 ========           =======          ========          =======         =======


                                                  PART II
                           ----------------------------------------------------------------------------------------
                                                   Preferred Group of Mutual Funds
                           ------------------------------------------------------------------------------
                             Short-
                              Term       Money                                          Asset      Fixed      Loan
                           Government    Market    Value    International   Growth   Allocation    Income     Fund      Total
                           ----------   -------   -------   -------------   ------   -----------   ------    ------   ----------
Cash                         $          $         $            $            $          $           $         $        $      154
Investments:
  Caterpillar Inc.
 common stock,
   10,190,000 shares,
   at market                                                                                                             551,546

  U.S. Government
 securi-
   ties, 124 units, at
   market                                                                                                                 10,560

  Investment in Cater-
   pillar Inc. 401(k)
   Master Trust (Note 4)      9,258      41,117    66,978       58,942       91,055     17,276      11,764    9,736      496,440
                             ------     -------   -------      -------      -------    -------     -------   ------   ----------

     Total cash and in-
      vestments               9,258      41,117    66,978       58,942       91,055     17,276      11,764    9,736    1,058,700
                             ------     -------   -------      -------      -------    -------     -------   ------   ----------

Employer and employee
 contributions receivable                                                                                                  5,371
                             ------     -------   -------      -------      -------    -------     -------   ------   ----------

     Total net assets        $9,258     $41,117   $66,978      $58,942      $91,055    $17,276     $11,764   $9,736   $1,064,071
                             ======     =======   =======      =======      =======    =======     =======   ======   ==========


                      (See notes to financial statements)

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------

                               NOVEMBER 30, 1993
                               -----------------
                               (Dollars in 000's)

                                                PART I                             PART II
                                     ---------------------------    --------------------------------------

                                     Caterpillar                    Caterpillar    Guaranteed
                                       Common         Government       Common      Investment     Stable
                                        Stock         Securities        Stock       Contract     Principal
                                        Fund             Fund           Fund          Fund         Fund
                                     -----------      ----------    -----------    ----------    ---------
Cash                                  $      9         $   209       $              $             $
Investments:
  Caterpillar Inc. common stock,
   6,006,000 shares, at market         511,983
  U.S. Government securities,
   125 units, at market                                 10,515
  Investment in Caterpillar Inc.
   401(K) Master Trust (Note 4)                                       64,567         59,450        27,036
                                      --------         -------       -------        -------       -------

     Total cash and investments        511,992          10,724        64,567         59,450        27,036
                                      --------         -------       -------        -------       -------

Employer and employee contribu-
 tions receivable                        4,079             172
                                      --------         -------       -------        -------       -------

     Total net assets                 $516,071         $10,896       $64,567        $59,450       $27,036
                                      ========         =======       =======        =======       =======


                                                                             PART II
                                     ----------------------------------------------------------------------------------
                                                          Preferred Group of Mutual Funds
                                     -------------------------------------------------------------------------
                                       Short-
                                        Term      Money                                      Asset      Fixed     Loan
                                     Government   Market   Value   International   Growth  Allocation  Income     Fund     Total
                                     ----------  -------  -------  -------------  -------  ----------  -------   ------   -------
Cash                                  $          $        $           $           $         $           $        $        $    218
Investments:
  Caterpillar Inc. common stock,
   6,006,000 shares, at market                                                                                             511,983
  U.S. Government securities,
   125 units, at market                                                                                                     10,515
  Investment in Caterpillar Inc.
   401(K) Master Trust (Note 4)        9,828      14,363   66,617      27,311      73,270    13,382      8,630    8,343    372,797
                                      -------    -------  -------     -------     -------   -------     ------   ------   --------

     Total cash and investments        9,828      14,363   66,617      27,311      73,270    13,382      8,630    8,343    895,513
                                      ------     -------  -------     -------     -------   -------     -------  ------   --------

Employer and employee contribu-
 tions receivable                                                                                                            4,251
                                      ------     -------  -------     -------     -------   -------     -------  ------   --------

     Total net assets                 $9,828     $14,363  $66,617     $27,311     $73,270   $13,382     $8,630   $8,343   $899,764
                                      ======     =======  =======     =======     =======   =======     =======  ======   ========



                      (See notes to financial statements)

                                                                       EXHIBIT B

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED NOVEMBER 30, 1994
                      ------------------------------------
                               (Dollars in 000's)

                                         PART I                               PART II
                             -------------------------------   --------------------------------------

                              Caterpillar                      Caterpillar    Guaranteed
                                Common           Government      Common       Investment     Stable
                                 Stock           Securities       Stock        Contract     Principal
                                 Fund               Fund          Fund           Fund         Fund
                              ------------      -----------    -----------    ----------    ---------
Contributions:
  Employee (Note 1)            $  35,261          $2,215        $  1,564       $             $ 4,780
  Employer (Notes 1 and 2)        20,521
                               ---------         -------        --------       --------      -------
                                  55,782           2,215           1,564                       4,780
                               ---------         -------        --------       --------      -------
Investment income:-
  Dividends and
   interest                        4,665             349
  Net appreciation
   in fair value of:
    Common stock                 137,095
    Government obli-
     gations                                          34
  Plan interest in
   net investment
   income (loss) of
   Master Trust
   (Note 4)                                                       17,018          1,440        1,257
                               ---------         -------        --------       --------      -------
     Net investment
      income (loss)              141,760             383          17,018          1,440        1,257
                               ---------         -------        --------       --------      -------
Withdrawals                      (85,666)         (1,813)         (3,712)          (769)      (3,295)
Interfund transfers,
 net                             (71,220)           (777)         40,014        (38,406)      19,370
                               ---------        --------        --------       --------      -------
     Withdrawals and
      transfers, net            (156,886)         (2,590)         36,302        (39,175)      16,075
                               ---------        --------        --------       --------      -------
Increase (decrease)
 in net assets                    40,656               8          54,884        (37,735)      22,112
Net assets:
  Beginning of year              516,071          10,896          64,567         59,450       27,036
                               ---------         -------        --------       --------      -------

  End of year                  $ 556,727         $10,904        $119,451       $ 21,715      $49,148
                               =========         =======        ========       ========      =======

                                                                      PART II
                              ---------------------------------------------------------------------------------------
                                                      Preferred Group of Mutual Funds
                              -------------------------------------------------------------------------------
                                Short-
                                 Term       Money                                          Asset       Fixed     Loan
                              Government    Market      Value   International   Growth   Allocation    Income    Fund     Total
                              ----------    -------    -------  -------------   ------   ----------   -------   -----     -----
Contributions:
  Employee (Note 1)            $   807      $ 1,429    $ 5,990     $ 6,401      $11,142   $ 2,254     $ 1,300   $       $   73,143
  Employer (Notes 1 and 2)                                                                                                  20,521
                               -------      -------    -------     -------      -------   -------     -------   ------  ----------
                                   807        1,429      5,990       6,401       11,142     2,254       1,300               93,664
                               -------      -------    -------     -------      -------   -------     -------   ------  ----------
Investment income:-
  Dividends and
   interest                                                                                                                  5,014

  Net appreciation
   in fair value of:
    Common stock                                                                                                           137,095
    Government obli-
     gations                                                                                                                    34
  Plan interest in
   net investment
   income (loss) of
   Master Trust
   (Note 4)                        (60)       1,160      1,612       5,381        3,016      (799)       (343)   1,179      30,861
                               -------      -------    -------    --------      -------   -------     -------    -----  ----------
     Net investment
      income (loss)                (60)       1,160      1,612       5,381        3,016      (799)       (343)   1,179     173,004
                               -------      -------    -------     -------      -------   -------     -------   ------  ----------
Withdrawals                       (255)      (2,533)    (1,194)       (835)      (1,309)     (549)       (337)     (94)   (102,361)
Interfund transfers,
 net                            (1,062)      26,698     (6,047)     20,684        4,936     2,988       2,514      308
                               -------      -------    -------     -------      -------   -------     -------   ------  ----------
     Withdrawals and
      transfers, net            (1,317)      24,165     (7,241)     19,849        3,627     2,439       2,177      214    (102,361)
                               -------      -------    -------     -------      -------   -------     -------   ------  ----------
Increase (decrease)
 in net assets                    (570)      26,754        361      31,631       17,785     3,894       3,134    1,393     164,307
Net assets:
  Beginning of year              9,828       14,363     66,617      27,311       73,270    13,382       8,630    8,343     899,764
                               -------      -------    -------     -------      -------   -------     -------   ------  ----------

  End of year                  $ 9,258      $41,117    $66,978     $58,942      $91,055   $17,276     $11,764   $9,736  $1,064,071
                               =======      =======    =======     =======      =======   =======     =======   ======  ==========


                      (See notes to financial statements)

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                 INFORMATION
                                 -----------
                     FOR THE YEAR ENDED NOVEMBER 30, 1993
                     ------------------------------------
                               (Dollars in 000's)

                                       PART I                           PART II
                             ------------------------    -------------------------------------

                              Caterpillar                Caterpillar   Guaranteed
                                Common     Government      Common      Investment    Stable
                                 Stock     Securities      Stock        Contract    Principal
                                 Fund         Fund          Fund          Fund        Fund
                             ------------  ----------     -------     -----------  -----------
Contributions:
  Employee (Note 1)            $  30,775    $ 2,022       $ 2,587       $    662     $ 5,849
  Employer (Notes 1 and 2)        18,615
                               ---------    -------       -------       --------     -------
                                  49,390      2,022         2,587            662       5,849
                               ---------    -------       -------       --------     -------
Investment income:--
  Dividends and
   interest                        4,184        361
  Net appreciation
   (depreciation) in
   fair value of:
    Common stock                 199,405
    Government obli-
     gations                                    (96)
  Plan interest in net
   investment income
   of Master Trust
   (Note 4)                                                11,100          4,703       1,119
                               ---------    -------       -------       --------     -------
     Net investment
      income                     203,589        265        11,100          4,703       1,119
                               ---------    -------       -------       --------     -------
Withdrawals                     (102,295)    (1,964)         (753)        (2,944)     (1,074)
Interfund transfers,
 net                             (64,341)      (898)       30,275        (22,126)     21,142
                               ---------    -------       -------       --------     -------
     Withdrawals and
      transfers, net            (166,636)    (2,862)       29,522        (25,070)     20,068
                               ---------    -------       -------       --------     -------
Increase (decrease)
 in net assets                    86,343       (575)       43,209        (19,705)     27,036
Net assets:
  Beginning of year              429,728     11,471        21,358         79,155
                               ---------    -------       -------       --------     -------

  End of year                  $ 516,071    $10,896       $64,567       $ 59,450     $27,036
                               =========    =======       =======       ========     =======

                                                                       PART II
                            -----------------------------------------------------------------------------------------
                                                           Preferred Group of Mutual Funds
                            --------------------------------------------------------------------------------
                              Short-
                               Term      Money                                         Asset       Fixed     Loan
                            Government   Market    Value   International    Growth   Allocation    Income    Fund     Total
                            ----------  -------   -------  -------------   -------   ----------   -------   ------   --------
Contributions:
  Employee (Note 1)          $    932   $ 1,128   $ 6,204     $ 2,554      $10,354     $ 1,879     $1,010   $        $  65,956
  Employer (Notes 1 and 2)                                                                                              18,615
                             --------   -------   -------     -------      -------     -------     ------   ------   ---------
                                  932     1,128     6,204       2,554       10,354       1,879      1,010               84,571
                             --------   -------   -------     -------      -------     -------     ------   ------   ---------
Investment income:--
  Dividends and
   interest                                                                                                              4,545
  Net appreciation
   (depreciation) in
   fair value of:
    Common stock                                                                                                       199,405
    Government obli-
     gations                                                                                                               (96)
  Plan interest in net
   investment income
   of Master Trust
   (Note 4)                       553       296     4,327       3,768        6,800         806        300               33,772
                             --------   -------   -------     -------      -------     -------     ------   ------   ---------
     Net investment
      income                      553       296     4,327       3,768        6,800         806        300              237,626
                             --------   -------   -------     -------      -------     -------     ------   ------   ---------
Withdrawals                      (239)     (530)   (1,742)       (207)      (1,128)       (268)       (54)     (65)   (113,263)
Interfund transfers,
 net                            1,680     1,599    (1,701)     13,937        8,370       4,672      5,014    2,377
                             --------   -------   -------     -------      -------     -------     ------   ------   ---------
     Withdrawals and
      transfers, net            1,441     1,069    (3,443)     13,730        7,242       4,404      4,960    2,312    (113,263)
                             --------   -------   -------     -------      -------     -------     ------   ------   ---------
Increase (decrease)
 in net assets                  2,926     2,493     7,088      20,052       24,396       7,089      6,270    2,312     208,934
Net assets:
  Beginning of year             6,902    11,870    59,529       7,259       48,874       6,293      2,360    6,031     690,830
                             --------   -------   -------     -------      -------     -------     ------   ------   ---------

  End of year                  $9,828   $14,363   $66,617     $27,311      $73,270     $13,382     $8,630   $8,343   $ 899,764
                             ========   =======   =======     =======      =======     =======     ======   ======   =========


                      (See notes to financial statements)

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - PLAN DESCRIPTION:
- -------------------------

The following description of the Caterpillar Inc. Employees' Investment Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General
- -------

The Plan is a defined contribution plan established by Caterpillar Inc. (the Company) to enable eligible employees of the Company and its subsidiaries (the employers) which adopt the Plan to accumulate funds. Participating employees may acquire ownership interests in the Company through purchases of its common stock (Part I). Additionally, eligible employees may elect to defer a portion of their compensation until retirement under the Special Investment Supplement of the Plan (Part II).

Participation
- -------------

Generally, employees of participating employer companies, other than those employed under collective bargaining agreements, who meet certain age, service and citizenship or residency requirements are eligible to participate in the plan. Participation commences upon an eligible employee's filing of an application with the Investment Plan Committee.

Participant accounts
- --------------------

Accounts are maintained separately for Part I and Part II for each participant. The participant's separate account under Part I is credited with the participant's contribution, the employer's contribution and an allocation of Plan earnings. The participant's account under Part II of the Plan is credited with the participant's contribution as defined below and an allocation of Plan earnings. Allocations of earnings are based on participant account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's accounts.

Loan provisions
- ---------------

The Plan provides for participant loans against eligible participants' Part II separate account balances. Eligible employees obtain participant loans by filing a loan application with the Company and receiving approval thereof. Loan amounts are generally limited to the lesser of $50,000 or 50% of the individual participant's account balance. Loan repayment terms may range from 6 to 117 months depending on the type of loan and bear interest at the prime interest rate plus 1% rounded to the nearest whole per cent. Repayments, including interest, are made through after-tax payroll deductions and are credited to the individual participant's account balance. Loan transactions are treated as a transfer to (from) the applicable investment fund (from) to the Loan fund.

Contributions
- -------------

  PART I -

Employee contributions are made through after-tax payroll deductions based on a percentage (2%-6%) of total earnings as elected by the employee. Employees with 25 or more years of service may contribute an additional 1%-4% of earnings.

Employer contributions are 50%, 66-2/3% or 80% of employee contributions (up to 6% of earnings) based on the employee's years of service.

  PART II -

Employee contributions are made through a pretax compensation deferral as elected by participating employees, and are contributed to the Plan by the employer. During 1994, the compensation deferral was limited to (a) the greater of $4,500 or 4% of the employee's compensation (limited by the Internal Revenue Code to $9,240 in 1994) for participants earning in excess of $60,530 or (b) $9,240 for participants earning less than $60,530.

Investment programs
- -------------------

  PART I -

Employees may elect to have their contributions invested as follows: (1) 100% in Caterpillar Inc. common stock or (2) 50% in Caterpillar Inc. common stock and 50% in government securities. Employer contributions are invested entirely in Caterpillar Inc. common stock.

  PART II -

Employees may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information.

Interfund transfers
- -------------------

Transfers of assets between investment funds are recorded net on the statement of changes in net assets available for plan benefits with fund information.

Effective September 1, 1993, the Employees' Investment Plan was amended to allow retirees or those participants eligible to retire to transfer funds from Part I of the Employees' Investment Plan to Part II of the Employees' Investment Plan, which maintains investments within the Master Trust.

Vesting and distribution provisions
- -----------------------------------

  PART I -

Participants are fully vested at all times in Caterpillar Inc. common stock or government securities purchased with employee contributions.

Participants begin vesting in shares purchased with employer contributions generally after completing two years of service with the Company. Participants generally vest at the rate of 33% per year, resulting in full vesting by participants in employer contributions after five years of service with the Company. Any amounts not vested at withdrawal which are forfeited will be applied to reduce the amount of future employer contributions to the Plan. Shares become fully vested upon retirement, permanent disability or death.

While an employee, a participant may elect to withdraw all employee purchased shares of common stock, his share of the government securities fund and all earnings on participant contributions as provided by the Plan. Employer contributions may also be withdrawn based on vested status as provided by the Plan. Upon termination of employment, participants may elect (with spousal consent, if applicable) to receive their shares by immediate distribution or a deferred distribution. If termination is due to retirement or disability, participants may elect (with spousal consent, if applicable) various annuity payments.

  PART II -

Participants are fully vested in their employee contributions. Upon termination of employment for any reason, including death, retirement or because of total and permanent disability, the balance or balances in participants' accounts are distributable.

Administration
- --------------

The Plan is administered by the Investment Plan Committee, which is responsible for nonfinancial matters, and the Benefits Funds Committee, which is responsible for financial aspects of the Plan.

Caterpillar Inc. and the Benefit Funds Committee have entered into trust agreements with The First National Bank of Chicago and The Northern Trust Company to receive contributions, administer the assets of the trusts and distribute withdrawals pursuant to the Plan.

Plan termination
- ----------------

In the event the Plan is terminated or partially terminated, each participant in
Part I shall also have a fully vested interest in the assets attributable to employer contributions.

Federal income tax status
- -------------------------

The Internal Revenue Service has determined and informed the Company by letter dated March 8, 1990, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter; however, the Plan administrator and the Plan's legal counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- ---------------------------------------------------

Basis of accounting
- -------------------

The Plan is maintained on the accrual basis of accounting.

Investments
- -----------

The Guaranteed Investment Contracts are stated at contract value, which approximates market, on November 30, 1994 and 1993, respectively. Other investments are stated at quoted market prices or unit values based on quoted market values at the close of business on November 30, 1994 and 1993, respectively. Income from investments is recorded as earned.

Contributions
- -------------

Employer contributions to the Caterpillar Common Stock Fund under Part I of the Plan are made in-kind, as shares of Caterpillar Inc. common stock in the amount of such contributions are purchased by the Company in the open market and transferred to the Plan. All in-kind contributions are recorded at fair value.

Administrative expenses
- -----------------------

Trustee fees and certain investment and administrative costs are paid by the Company.

Reclassification
- ----------------

Certain amounts in the November 30, 1993 statement of changes in net assets available for plan benefits with fund information and the November 30, 1993 Master Trust summary of net assets and Master Trust summary of changes in net assets have been reclassified to conform with the November 30, 1994 presentation.

NOTE 3 - EIP II UNIT VALUES:
- ---------------------------

Part II of the Plan assigns units to participants directing investments to any of the Preferred Group of Mutual Funds, the Caterpillar Common Stock Fund and the Stable Principal Fund. The unit values assigned by the Plan reflect the current values of the individual funds. Total units held (in thousands) by the Plan and their respective unit values at each month end are shown on the following page.

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

                         NOTE 3 - PART II UNIT VALUES
                         ----------------------------

                               NOVEMBER 30, 1994
                               -----------------
                               (units in 000's)



                         December  January  February March April   May   June   July    August    September October  November
                         --------  -------  -------- ----- -----   ---   ----  ------  -------    --------- -------  --------
CATERPILLAR COMMON
STOCK FUND:
 Units                      4,563     4,008  4,103  4,828  5,430  5,438  5,577  5,809      5,667    5,915     5,826     6,135
 Unit value                 16.15     18.78  19.50  20.21  19.81  18.13  19.56  20.77      19.53    21.42     19.47     19.87

STABLE PRINCIPAL FUND:
 Units                      5,271     5,124  4,993  5,178  5,062  5,032  5,050  5,013      5,113    5,007     5,083     4,915
 Unit value                 10.00     10.00  10.00  10.00  10.00  10.00  10.00  10.00      10.00    10.00     10.00     10.00

PREFERRED GROUP OF
MUTUAL FUNDS:-

 Money Market:
  Units                    15,509    16,277 18,491 30,627 33,607 34,690 36,375 36,363     37,823   37,827    41,625    41,117
  Unit value                 1.00      1.00   1.00   1.00   1.00   1.00   1.00   1.00       1.00     1.00      1.00      1.00

 Short-Term Govern-
 ment:
  Units                     1,025     1,054  1,050  1,126  1,062    995    998    988        970      979       972       964
  Unit value                10.06     10.09   9.88   9.88   9.81   9.78   9.77   9.80       9.78     9.73      9.70      9.60

 Value:
  Units                     6,078     5,960  5,822  5,753  5,718  5,748  5,761  5,787      5,813    5,819     5,827     5,829
  Unit value                11.56     11.87  11.68  11.27  11.54  11.59  11.33  11.50      12.09    11.87     11.99     11.49

 Growth:
  Units                     5,900     6,138  6,333  6,339  6,424  6,557  6,608  6,579      6,599    6,567     6,586     6,603
  Unit value                13.82     14.35  14.23  13.29  13.20  13.24  12.46  12.99      13.97    13.70     14.12     13.79

 International:
  Units                     3,174     4,088  4,694  4,402  4,428  4,743  4,612  4,662      4,858    4,724     4,765     4,689
  Unit value                11.75     12.90  12.58  12.04  12.43  12.42  12.02  12.73      13.04    12.63     12.93     12.57

 Asset Allocation:
  Units                     1,419     1,548  1,684  1,700  1,684  1,713  1,733  1,736      1,752    1,735     1,731     1,679
  Unit value                11.02     11.34  10.96  10.45  10.47  10.50  10.27  10.58      10.75    10.41     10.47     10.29

 Fixed Income:
  Units                     1,010     1,145  1,220  1,215  1,217  1,250  1,254  1,246      1,288    1,250     1,221     1,231
  Unit value                10.34     10.43  10.24  10.00   9.89   9.84   9.80   9.90       9.86     9.71      9.65      9.56

NOTE 4 - MASTER TRUST:
- ---------------------

Under a Master Trust agreement with The Northern Trust Company (the Trustee),
Part II of the Caterpillar Inc. Employees' Investment Plan, the Solar Turbines Incorporated Savings and Investment Plan and the Caterpillar Inc. Tax Deferred Savings Plan pool their investments in the Caterpillar Inc. 401(k) Master Trust in exchange for a percentage of participation in the Trust.

The Master Trust invests in the Preferred Group of Mutual Funds which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of the Company. The Preferred Group of Mutual Funds are comprised of the following:

               Preferred Short-Term Government Fund
               Preferred Money Market Fund
               Preferred Value Fund
               Preferred International Fund
               Preferred Growth Fund
               Preferred Asset Allocation Fund
               Preferred Fixed Income Fund

CIML manages the Preferred Short-Term Government Fund. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the November 30, 1994 and 1993 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At November 30, 1994 and 1993, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                             November 30,
                                            --------------
                                             1994    1993
                                            ------  ------

    Caterpillar Inc. Common Stock Fund      88.57%  87.13%
    Guaranteed Investment Contract Fund     68.91%  70.12%
    Stable Principal Fund                   67.87%  67.80%
    Preferred Short-Term Government Fund    76.17%  75.32%
    Preferred Money Market Fund             85.71%  75.61%
    Preferred Value Fund                    79.34%  79.70%
    Preferred International Fund            84.82%  86.30%
    Preferred Growth Fund                   81.02%  80.77%
    Preferred Asset Allocation Fund         86.51%  86.76%
    Preferred Fixed Income Fund             86.22%  87.19%
    Loan Fund                               72.41%  71.25%

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 14 through 17 for an analyses of the net assets and changes in net assets of the Master Trust as of November 30, 1994 and 1993.

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------

                               NOVEMBER 30, 1994
                               -----------------
                              (Dollars in 000's)


                                                                                             Preferred Group of Mutual Funds
                                                                                         -------------------------------------------
                                                   Caterpillar   Guaranteed
                                                     Common      Investment    Stable       Short-
                                                     Stock        Contract    Principal      Term         Money
                                                     Fund           Fund        Fund      Government      Market      Value
                                                     ----           ----        ----      ----------      ------      -----
Investments, stated principally at
  quoted market values or unit values
  based on quoted market values:
    Common stock                                  $125,693       $            $           $               $           $
    Registered investment companies                                                        12,011          47,396      83,821
    Common trust funds                               7,342                     10,295
    Government obligations                                                     43,058
    Investment contracts with insurance companies                 31,514       18,280
    Participant loans
                                                  --------       -------      -------     -------         -------     -------

      Total investments                            133,035        31,514       71,633      12,011          47,396      83,821

Dividend and interest receivable                        33                        268
Transfers receivable from EIP I                      1,121                                                      5
Contributions receivable                               319                        479          80             185         491
Other receivable/(payable), net                        361                         30          64             387         104
                                                  --------       -------      -------     -------         -------     -------
      Net assets                                  $134,869       $31,514      $72,410     $12,155         $47,973     $84,416
                                                  ========       =======      =======     =======         =======     =======

                                                  ------------------------------------------------------


                                                                                 Asset        Fixed         Loan
                                                  International     Growth     Allocation     Income        Fund            Total
                                                  -------------     ------     ----------     ------        ----            -----
Investments, stated principally at
  quoted market values or unit values
  based on quoted market values:
    Common stock                                    $               $           $             $             $              $125,693
    Registered investment companies                  68,886          111,608     19,856        13,390                       356,968
    Common trust funds                                                                                                       17,637
    Government obligations                                                                                                   43,058
    Investment contracts with insurance companies                                                                            49,794
    Participant loans                                                                                        13,446          13,446
                                                    -------         --------    -------       -------       -------        --------

      Total investments                              68,886          111,608     19,856        13,390        13,446         606,596

Dividend and interest receivable                                                      1                                         302
Transfers receivable from EIP I                                                                                               1,126
Contributions receivable                                627              957        177           114                         3,429
Other receivable/(payable), net                         (24)            (175)       (63)          140                           824
                                                    -------         --------    -------       -------       -------        --------
      Net assets                                    $69,489         $112,390    $19,971       $13,644       $13,446        $612,277
                                                    =======         ========    =======       =======       =======        ========

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------

                               NOVEMBER 30, 1993
                               -----------------
                              (Dollars in 000's)



                                                                                             Preferred Group of Mutual Funds
                                                                                         -------------------------------------------
                                                   Caterpillar   Guaranteed
                                                     Common      Investment    Stable       Short-
                                                     Stock        Contract    Principal      Term         Money
                                                     Fund           Fund        Fund      Government      Market      Value
                                                     ----           ----        ----      ----------      ------      -----
Investments, stated principally at
  quoted market values or unit values
  based on quoted market values:
    Common stock                                  $ 60,485       $            $           $               $           $
    Registered investment companies                                                        12,980          18,700      82,765
    Common trust funds                               3,973                      2,648
    Government obligations                                                     16,593
    Investment contracts with insurance companies                 84,919       19,579
    Participant loans
                                                  --------       -------      -------     -------         -------     -------

      Total investments                             64,758        84,919       38,820      12,980          18,700      82,765

Dividend and interest receivable                         5                        136
Transfers receivable from EIP I                      8,311                                                    156
Contributions receivable                               170                        897         118             144         798
Other receivable/(payable), net                        859          (131)          25         (50)             (4)         18
                                                  --------       -------      -------     -------         -------     -------
      Net assets                                  $ 74,103       $84,788      $39,878     $13,048         $18,996     $83,581
                                                  ========       =======      =======     =======         =======     =======

                                                  ---------------------------------------------------------


                                                                                 Asset        Fixed         Loan
                                                  International     Growth     Allocation     Income        Fund            Total
                                                  -------------     ------     ----------     ------        ----            -----
Investments, stated principally at
  quoted market values or unit values
  based on quoted market values:
    Common stock                                    $               $           $             $             $              $ 60,785
    Registered investment companies                  31,188           89,351     15,155         9,717                       259,856
    Common trust funds                                                                                          464           7,085
    Government obligations                                                                                                   16,593
    Investment contracts with insurance companies                                                                           104,498
    Participant loans                                                                                        11,577          11,577
                                                    -------         --------    -------       -------       -------        --------

      Total investments                              31,188           89,351     15,155         9,717        12,041         460,394

Dividend and interest receivable                                                                                                141
Transfers receivable from EIP I                                                                                               8,467
Contributions receivable                                433            1,278        251           167                         4,256
Other receivable/(payable), net                          25               83         18            14          (332)            525
                                                    -------         --------    -------       -------       -------        --------
      Net assets                                    $31,646         $ 90,712    $15,424       $ 9,898       $11,709        $473,783
                                                    =======         ========    =======       =======       =======        ========

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED NOVEMBER 30, 1994
                     ------------------------------------
                              (Dollars in 000's)

                                                                                             Preferred Group of Mutual Funds
                                                                                         -------------------------------------------
                                                   Caterpillar   Guaranteed
                                                   Common        Investment   Stable      Short-
                                                   Stock         Contract     Principal   Term            Money
                                                   Fund          Fund         Fund        Government      Market      Value
                                                   ----          ----         ----        ----------      ------      -----
Investment income (loss):-
  Interest and dividends                          $  1,178      $  2,097      $ 3,900     $               $           $
  Net appreciation (depreciation) in fair value of:
    Common stock                                    18,281
    Government obligations                                                     (2,134)
    Registered investment companies                                                           (89)          1,214       2,025
                                                  --------      --------      -------     -------         -------     -------
      Net investment income (loss)                  19,459         2,097        1,856         (89)          1,214       2,025
                                                  --------      --------      -------     -------         -------     -------
Contributions to all plans                           2,934                      8,164       1,198           2,139       7,864
                                                  --------      --------      -------     -------         -------     -------
Withdrawals from all plans                          (4,364)       (1,274)      (4,908)       (481)         (2,842)     (1,965)
                                                  --------      --------      -------     -------         -------     -------
Transfers from EIP I                                71,220                                                    777
                                                  --------      --------      -------     -------         -------     -------
Interfund transfers, net                           (28,483)      (54,097)      27,420      (1,521)         27,689      (7,089)
                                                  --------      --------      -------     -------         -------     -------

Increase (decrease) in assets for the year          60,766       (53,274)      35,532        (893)         28,977         835

Net assets:
  Beginning of year                                 74,103        84,788       39,878      13,048          18,996      83,581
                                                  --------      --------      -------     -------         -------     -------
  End of year                                     $134,869      $ 31,514      $72,410     $12,155         $47,973     $84,416
                                                  ========      ========      =======     =======         =======     =======

                                                  --------------------------------------------------------


                                                                               Asset          Fixed         Loan
                                                  International     Growth     Allocation     Income        Fund           Total
                                                  -------------     ------     ----------     ------        ----           -----
Investment income (loss):-
  Interest and dividends                          $                 $             $           $             $ 1,578     $  8,843
  Net appreciation (depreciation) in fair value of:
    Common stock                                                                                                          18,281
    Government obligations                                                                                                (2,134)
    Registered investment companies                  6,296             3,734         (909)       (431)                    11,840
                                                  --------          --------      -------     -------       -------     --------
      Net investment income (loss)                   6,296             3,734         (909)       (431)        1,578       36,830
                                                  --------          --------      -------     -------       -------     --------
Contributions to all plans                           8,301            14,677        2,888       1,767                     49,932
                                                  --------          --------      -------     -------       -------     --------
Withdrawals from all plans                          (1,177)           (1,998)        (650)       (392)         (214)     (20,265)
                                                  --------          --------      -------     -------       -------     --------
Transfers from EIP I                                                                                                      71,997
                                                  --------          --------      -------     -------       -------     --------
Interfund transfers, net                            24,423             5,265        3,218       2,802           373
                                                  --------          --------      -------     -------       -------     --------

Increase (decrease) in assets for the year          37,843            21,678        4,547       3,746         1,737      138,494

Net assets:
  Beginning of year                                 31,646            90,712       15,424       9,898        11,709      473,783
                                                  --------          --------      -------     -------       -------     --------
  End of year                                     $ 69,489          $112,390      $19,971     $13,644       $13,446     $612,277
                                                  ========          ========      =======     =======       =======     ========

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED NOVEMBER 30, 1993
                     ------------------------------------
                              (Dollars in 000's)


                                                                                             Preferred Group of Mutual Funds
                                                                                         -------------------------------------------
                                                   Caterpillar   Guaranteed
                                                   Common        Investment   Stable      Short-
                                                   Stock         Contract     Principal   Term            Money
                                                   Fund          Fund         Fund        Government      Market      Value
                                                   ----          ----         ----        ----------      ------      -----
Investment income:-
  Interest and dividends                          $    367      $  6,717      $ 1,572     $               $           $
  Net appreciation in fair value of:
    Common stock                                    15,601
    Government obligations                                                        131
    Registered investment companies                                                           777             407       5,426
                                                  --------      --------      -------     -------         -------     -------
      Net investment income                         15,968         6,717        1,703         777             407       5,426
                                                  --------      --------      -------     -------         -------     -------
Contributions to all plans                           3,427         1,370       10,311       1,412           1,768       8,330
                                                  --------      --------      -------     -------         -------     -------
Withdrawals from all plans                          (3,621)       (2,752)      (1,688)       (428)           (773)     (2,187)
                                                  --------      --------      -------     -------         -------     -------
Transfers from EIP I                                64,341                                                    898
                                                  --------      --------      -------     -------         -------     -------
Interfund transfers, net                           (34,433)      (34,490)      29,552       1,292             579      (2,017)
                                                  --------      --------      -------     -------         -------     -------

Increase (decrease) in assets for the year          45,682       (29,155)      39,878       3,053           2,879       9,552

Net assets:
  Beginning of year                                 28,421       113,943                    9,995          16,117      74,029
                                                  --------      --------      -------     -------         -------     -------
  End of year                                     $ 74,103      $ 84,788      $39,878     $13,048         $18,996     $83,581
                                                  ========      ========      =======     =======         =======     =======

                                                  ----------------------------------------------------------


                                                                               Asset          Fixed         Loan
                                                  International     Growth     Allocation     Income        Fund           Total
                                                  -------------     ------     ----------     ------        ----           -----
Investment income:-
  Interest and dividends                          $                 $             $           $             $           $  8,656
  Net appreciation in fair value of:
    Common stock                                                                                                          15,601
    Government obligations                                                                                                   131
    Registered investment companies                  4,465             8,471          957         357                     20,860
                                                  --------          --------      -------     -------       -------     --------
      Net investment income                          4,465             8,471          957         357                     45,248
                                                  --------          --------      -------     -------       -------     --------
Contributions to all plans                           3,329            13,943        2,407       1,304                     47,601
                                                  --------          --------      -------     -------       -------     --------
Withdrawals from all plans                            (240)           (1,460)        (314)        (56)         (314)     (13,833)
                                                  --------          --------      -------     -------       -------     --------
Transfers from EIP I                                                                                                      65,239
                                                  --------          --------      -------     -------       -------     --------
Interfund transfers, net                            15,474             9,796        4,888       5,612         3,747
                                                  --------          --------      -------     -------       -------     --------

Increase (decrease) in assets for the year          23,028            30,750        7,938       7,217         3,433      144,255

Net assets:
  Beginning of year                                  8,618            59,962        7,486       2,681         8,276      329,528
                                                  --------          --------      -------     -------       -------     --------
  End of year                                     $ 31,646          $ 90,712      $15,424     $ 9,898       $11,709     $473,783
                                                  ========          ========      =======     =======       =======     ========

                             ADDITIONAL INFORMATION
                             ----------------------

                                                                      SCHEDULE I
                                                                      ----------



                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

                         ITEM 27a - SCHEDULE OF ASSETS
                         -----------------------------
                          HELD FOR INVESTMENT PURPOSES
                          ----------------------------
                               NOVEMBER 30, 1994
                               -----------------
                               (Dollars in 000's)

 (A)           (B)                              (C)                          (D)       (E)
       Identity of issue,      Description of investment, including
        borrower, lessor         maturity date, rate of interest,                    Current
        or similar party         collateral, par or maturity value          Cost      value
       -------------------  -------------------------------------------   ---------  --------
*      Caterpillar Inc.     Common stock, 10,190,000 shares               $300,297   $551,546
                                                                          ========   ========
       U.S. Treasury Bill   1,000 maturity value, due December 15, 1994   $    978   $    998
       U.S. Treasury Bill   100 maturity value, due December 8, 1994            98        100
       U.S. Treasury Bill   275 maturity value, due December 22, 1994          269        274
       U.S. Treasury Bill   1,180 maturity value, due December 29, 1994      1,153      1,176
       U.S. Treasury Bill   700 maturity value, due January 12, 1995           684        696
       U.S. Treasury Bill   2,500 maturity value, due February 2, 1995       2,440      2,476
       U.S. Treasury Bill   1,230 maturity value, due March 16, 1995         1,199      1,210
       U.S. Treasury Bill   1,600 maturity value, due March 23, 1995         1,558      1,572
       U.S. Treasury Bill   225 maturity value, due April 6, 1995              219        220
       U.S. Treasury Bill   185 maturity value, due April 20, 1995             180        181
       U.S. Treasury Bill   113 maturity value, due April 27, 1995             110        110
       U.S. Treasury Bill   1,590 maturity value, due May 11, 1995           1,545      1,547
                                                                          --------   --------
                                                                          $ 10,433   $ 10,560
                                                                          ========   ========
*      Caterpillar Inc.     401(k) Master Trust                           $419,911   $496,440
                                                                          ========   ========

                                                                       EXHIBIT C

                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 33-3718, as amended, and No. 33-39280) of Caterpillar Inc. of our report dated March 31, 1995 related to the financial statements of the Employees' Investment Plan, which is included in this Annual Report on Form 11-K.


We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 2-97450, as amended, and No. 33-37353) of Caterpillar Inc. of our report dated March 31, 1995 related to the financial statements of the Savings and Investment Plan, which is included in this Annual Report on Form 11-K.


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-8003) of Caterpillar Inc. of our report dated March 31, 1995 related to the financial statements of the Tax Deferred Savings Plan, which is included in this Annual Report on Form 11-K.





PRICE WATERHOUSE LLP

Peoria, Illinois
March 31, 1995

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 11-K


(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the Fiscal Year Ended December 31, 1994

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____ to _____


Commission File Number 1-768



                          SAVINGS AND INVESTMENT PLAN
                           (Full title of the Plan)



                               CATERPILLAR INC.
                    (Name of issuer of the securities held
                             pursuant to the Plan)



                 100 NE ADAMS STREET, PEORIA, ILLINOIS  61629
                   (Address of principal executive offices)

                             REQUIRED INFORMATION

Item 1.

The audited statement of financial condition as of the end of the latest two fiscal years of the Plan is attached hereto as Exhibit A.


Item 2.

The audited statement of income and changes in plan equity for each of the latest two fiscal years of the Plan is attached hereto as Exhibit B.


Item 3.

The statements required by Items 1 and 2 have been prepared in accordance with the applicable provisions of Article 6A of Regulation S-X.


Item 4.

The Consent of Independent Accountants is attached hereto as Exhibit C.

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                           DECEMBER 31, 1994 AND 1993
                           --------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


       March 31, 1995

       To the Participants and
       Plan Administrator of the
       Solar Turbines Incorporated
       Savings and Investment Plan


       In our opinion, the accompanying statements of net assets available for plan benefits with fund information of the Solar Turbines Incorporated Savings and Investment Plan and the related statements of changes in net assets available for plan benefits with fund information present fairly, in all material respects, the net assets available for plan benefits as of December 31, 1994 and 1993, and the changes in net assets available for plan benefits for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

       Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The Fund Information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


       Price Waterhouse LLP

                                                                       EXHIBIT A

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------

                               DECEMBER 31, 1994
                               -----------------
                               (Dollars in 000's)

                                                                          Preferred Group of Mutual Funds
                                                ---------------------------------------------------------------------
             Catepillar  Guaranteed
               Common    Investment   Stable      Short-
               Stock      Contract   Principal     Term       Money              Inter-              Asset     Fixed   Loan
               Fund         Fund       Fund     Government    Market    Value   national  Growth   Allocation  Income  Fund  Total
            ----------   ----------  ---------  ----------  ----------  -----   --------  -------  ----------  ------  ----  ------

Investment in
 Caterpillar
 Inc. 401(K)
 Master Trust
 (Note 4)      $1,795       $883      $2,271        $382      $1,199     $929     $664     $1,816     $179      $131   $750  $10,999
               ======       ====      ======        ====      ======     ====     ====     ======     ====      ====   ====  =======

                      (See notes to financial statements)

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------

                               DECEMBER 31, 1993
                               -----------------
                               (Dollars in 000's)

                                                                          Preferred Group of Mutual Funds
                                                ---------------------------------------------------------------------
             Catepillar  Guaranteed
               Common    Investment   Stable      Short-
               Stock      Contract   Principal     Term       Money              Inter-              Asset     Fixed   Loan
               Fund         Fund       Fund     Government    Market    Value   national  Growth   Allocation  Income  Fund  Total
            ----------   ----------  ---------  ----------  ----------  -----   --------  -------  ----------  ------  ----  ------

Investment in
 Caterpillar
 Inc. 401(K)
 Master Trust
 (Note 4)      $701        $2,523      $1,104       $372       $819      $953     $442     $1,602     $131      $109   $485   $9,241
               ====        ======      ======       ====       ====      ====     ====     ======     ====      ====   ====   ======

                      (See notes to financial statements)

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                      ------------------------------------
                               (Dollars in 000's)


                                                                               Preferred Group of Mutual Funds
                                                               -------------------------------------------------------
                           Caterpillar Guaranteed
                             Common    Investment   Stable     Short-
                             Stock      Contract   Principal    Term    Money         Inter-           Asset    Fixed  Loan
                             Fund         Fund       Fund    Government Market Value national Growth Allocation Income Fund  Total
                            ---------- ----------  --------- ---------- ------ ----- -------- ------ ---------- ------ ----  -----
Employee contributions       $  435      $          $  531      $ 83    $  134 $ 167   $238   $  437    $ 48     $ 34  $    $ 2,107
                             ------      --------   ------      ----    ------ -----   ----   ------    ----     ----  ---- -------
Plan interest in net
 investment gain (loss)
 of Master Trust (Note 4)       185            85       55        (2)       38     5      6      (24)     (5)      (2)   79     420
                             ------      --------   ------      ----    ------ -----   ----   ------    ----     ----  ---- -------

Withdrawals                    (136)          (68)    (253)      (20)      (98)  (71)   (23)     (66)    (16)      (5)  (13)   (769)
Interfund transfers, net        610        (1,657)     834       (51)      306  (125)     1     (133)     21       (5)  199
                             ------      --------   ------      ----    ------ -----   ----   ------    ----     ----  ---- -------
   Withdrawals and
    transfers, net              474        (1,725)     581       (71)      208  (196)   (22)    (199)      5      (10)  186    (769)
                             ------      --------   ------      ----    ------ -----   ----   ------    ----     ----  ---- -------
Increase (decrease) in
 net assets                   1,094        (1,640)   1,167        10       380   (24)   222      214      48       22   265   1,758
Net assets:
  Beginning of year             701         2,523    1,104       372       819   953    442    1,602     131      109   485   9,241
                             ------      --------   ------      ----    ------ -----   ----   ------    ----     ----  ---- -------
  End of year                $1,795       $   883   $2,271      $382    $1,199 $ 929   $664   $1,816    $179     $131  $750 $10,999
                             ======      ========   ======      ====    ====== =====   ====   ======    ====     ====  ==== =======

                      (See notes to financial statements)

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                      ------------------------------------
                               (Dollars in 000's)

                                                                    Preferred Group of Mutual Funds
                                                --------------------------------------------------------------------
             Catepillar  Guaranteed
               Common    Investment   Stable      Short-
               Stock      Contract   Principal     Term       Money              Inter-              Asset     Fixed   Loan
               Fund         Fund       Fund     Government    Market    Value   national  Growth   Allocation  Income  Fund  Total
            ----------   ----------  ---------  ----------  ----------  -----   --------  -------  ----------  ------  ----  ------
Employee
 contri-
 butions       $ 145     $           $  617        $ 94        $ 88     $ 166     $ 80    $  368    $ 25        $ 21   $     $1,604
               -----     -------     ------        ----        ----     -----     ----    ------    ----        ----   ----  ------
Plan interest
 in net invest-
 ment gain of
 Master Trust
 (Note 4)        351         211         49          23          22        83      105       197      11           4          1,056
               -----     -------     ------        ----        ----     -----     ----    ------    ----        ----   ----  ------

Withdrawals     (155)       (313)      (122)        (43)        (43)      (69)     (37)      (78)    (21)               (39)   (920)
Interfund
 transfers,
 net             (30)     (1,042)       560           1         (10)      (85)     152       163      10          77    204
               -----     -------     ------        ----        ----     -----     ----    ------    ----        ----    ---  ------

  Withdrawals
   and trans-
   fers, net    (185)     (1,355)       438         (42)        (53)     (154)     115        85     (11)         77    165    (920)
               -----     -------     ------        ----        ----     -----     ----    ------    ----        ----    ---  ------

Increase
 (decrease)
 in net
 assets          311      (1,144)     1,104          75          57        95      300       650      25         102    165   1,740

Net assets:
 Beginning
 of year         390       3,667                    297         762       858      142       952     106           7    320   7,501
               -----     -------      ------       ----        ----     -----     ----    ------    ----        ----    ---  ------

 End of year   $ 701     $ 2,523      $1,104       $372        $819     $ 953     $442    $1,602    $131        $109   $485  $9,241
               =====     =======      ======       ====        ====     =====     ====    ======    ====        ====   ====  ======


                                       (See notes to financial statements)

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - PLAN DESCRIPTION:
- -------------------------

The following description of the Solar Turbines Incorporated Savings and Investment Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General
- -------

The Plan is a defined contribution plan established by Solar Turbines Incorporated (the Company) to enable eligible employees to defer a portion of their compensation until retirement.

Participation
- -------------

Employees of the Company who meet certain age, service and citizenship or residency requirements are eligible to participate in the Plan. Participation commences upon an eligible employee's filing of an application with the Company.

Participant accounts
- --------------------

Accounts are maintained separately for each participant. The participant's separate account is credited with the Participant's contribution as defined below and an allocation of Plan earnings. Allocations of earnings are based on participant account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

Loan provisions
- ---------------

The Plan provides for participant loans against eligible participants' separate account balances. Eligible employees obtain participant loans by filing a loan application with the Company and receiving approval thereof. Loan amounts are generally limited to the lesser of $50,000 or 50% of the individual participant's account balance. Loan repayment terms may range from 6 to 117 months depending on the type of loan and bear interest at the prime interest rate plus 1% rounded to the nearest whole per cent. Repayments, including interest, are made through after-tax payroll deductions and are credited to the individual participant's account balance. Loan transactions are treated as a transfer to (from) the investment fund (from) to the Loan Fund.

Contributions
- -------------

Employee contributions are made through a pretax compensation deferral as elected by participating employees, and are contributed to the Plan by the employer. During 1994, the compensation deferral was limited to (a) the greater of $4,500 or 4% of the employee's compensation (limited by the Internal Revenue Code to $9,240 in 1994) for participants earning in excess of $60,530 or (b) $9,240 for participants earning less than $60,530.

In 1993, the Plan was amended whereby the Company was not required to contribute an additional amount equal to 1% of each employee's gross earnings. As such, no employer contributions were made in 1994 or 1993.

Investment programs
- -------------------

Employees may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information.

Interfund transfers
- -------------------

Transfers of assets between investment funds are recorded net on the statement of changes in net assets available for plan benefits with fund information.

Vesting, distribution and
- -------------------------
plan termination
- ----------------

Participants are fully vested in their employee contributions. Upon termination of employment for any reason, including death, retirement or because of total and permanent disability, or upon Plan termination, the balance or balances in participants' accounts are distributable.

Administration
- --------------

The Plan is administered by the Vice President - Human Services Division of Caterpillar Inc., and the Benefits Funds Committee of Caterpillar Inc. is responsible for financial aspects of the Plan. Caterpillar Inc. and the Benefit Funds Committee have entered into a trust agreement with The Northern Trust Company to receive contributions, administer the assets of the trust and distribute withdrawals pursuant to the Plan.

Federal income tax status
- -------------------------

The Internal Revenue Service has determined and informed the Company by letter dated May 30, 1986, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter; however, the Plan administrator and the Plan's legal counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 2 - SUMMARY OF SIGNIFICANT
- -------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting
- -------------------

The Plan is maintained on the accrual basis of accounting.

Investments
- -----------

The Guaranteed Investment Contracts are stated at contract value, which approximates market, on December 31, 1994 and 1993, respectively. Other investments are stated at quoted market prices or unit values based on quoted market values at the close of business on December 31, 1994 and 1993, respectively. Income from investments is recorded as earned.

Administrative expenses
- -----------------------

Trustee fees and certain investment costs are paid by Caterpillar Inc. Administrative costs are paid by the Company.

Reclassification
- ----------------

Certain amounts in the December 31, 1993 statement of changes in net assets available for plan benefits with fund information and the December 31, 1993 Master Trust summary of net assets and Master Trust summary of changes in net assets have been reclassified to conform with the December 31, 1994 presentation.

NOTE 3 - UNIT VALUES:
- --------------------

The Plan assigns units to participants directing investments to any of the Preferred Group of Mutual Funds, the Caterpillar Common Stock Fund and the Stable Principal Fund. The unit values assigned by the Plan reflect the current values of the individual funds. Total units held (in thousands) by the Plan and their respective unit values at each month end are shown on the accompanying schedule on the following page.

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------

                             NOTE 3 - UNIT VALUES
                             --------------------

                               DECEMBER 31, 1994
                               -----------------
                               (units in 000's)

                          January  February  March  April   May   June   July  August  September  October  November  December
                          -------  --------  -----  -----  -----  -----  ----- ------  ---------  -------  --------  --------
CATERPILLAR COMMON
STOCK FUND:
 Units                         48        53     59     62     68     71     73     74         78       80        86        90
 Unit value                 18.78     19.50  20.21  19.81  19.32  18.13  19.56  20.77      19.53    21.42     19.47     19.87

STABLE PRINCIPAL FUND:
 Units                        197       200    186    181    185    191    201    200        201      200       200       227
 Unit value                 10.00     10.00  10.00  10.00  10.00  10.00  10.00  10.00      10.00    10.00     10.00     10.00

PREFERRED GROUP OF
MUTUAL FUNDS:-

 Money Market:
  Units                       854       805    886    886    920    980  1,019  1,047      1,052    1,112     1,133     1,199
  Unit value                 1.00      1.00   1.00   1.00   1.00   1.00   1.00   1.00       1.00     1.00      1.00      1.00

 Short-Term Govern-
 ment:
  Units                        37        37     37     36     37     37     36     36         36       37        38        40
  Unit value                10.09      9.98   9.98   9.81   9.78   9.77   9.80   9.78       9.73     9.70      9.60      9.57

 Value:
  Units                        84        86     85     83     77     79     78     79         77       78        78        82
  Unit value                11.87     11.68  11.27  11.54  11.59  11.33  11.50  12.09      11.87    11.99     11.49     11.27

 Growth:
  Units                       129       132    123    121    123    126    123    125        126      123       125       134
  Unit value                14.35     14.23  13.29  13.20  13.24  12.46  12.99  13.97      13.70    14.12     13.79     13.59

 International:
  Units                        50        55     50     50     54     55     56     60         58       60        61        57
  Unit value                12.90     12.58  12.04  12.43  12.42  12.02  12.73  13.04      12.63    12.93     12.57     11.58

 Asset Allocation:
  Units                        14        15     17     17     17     18     18     18         18       20        17        17
  Unit value                11.34     10.96  10.45  10.47  10.50  10.27  10.58  10.75      10.41    10.47     10.29     10.32

 Fixed Income:
  Units                         9         9     12     12     12     13     12     11         13       13        13        14
  Unit value                10.43     10.24  10.00   9.89   9.84   9.80   9.90   9.86       9.71     9.65      9.56      9.58

NOTE 4 - MASTER TRUST:
- ---------------------

Under a Master Trust agreement with The Northern Trust Company (the Trustee),
Part II of the Caterpillar Inc. Employees' Investment Plan, the Solar Turbines Incorporated Savings and Investment Plan and the Caterpillar Inc. Tax Deferred Savings Plan pool their investments in the Caterpillar Inc. 401(k) Master Trust in exchange for a percentage of participation in the Master Trust.

The Master Trust invests in the Preferred Group of Mutual Funds which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of the Company. The Preferred Group of Mutual Funds are comprised of the following:

               Preferred Short-Term Government Fund
               Preferred Money Market Fund
               Preferred Value Fund
               Preferred International Fund
               Preferred Growth Fund
               Preferred Asset Allocation Fund
               Preferred Fixed Income Fund

CIML manages the Preferred Short-Term Government Fund. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1994 and 1993 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1994 and 1993, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                            December 31,
                                           --------------
                                            1994    1993
                                           ------  ------

   Caterpillar Inc. Common Stock Fund       1.29%   0.84%
   Guaranteed Investment Contract Fund      2.82%   2.97%
   Stable Principal Fund                    3.16%   2.71%
   Preferred Short-Term Government Fund     3.13%   2.78%
   Preferred Money Market Fund              2.39%   4.15%
   Preferred Value Fund                     1.09%   1.11%
   Preferred International Fund             1.00%   1.10%
   Preferred Growth Fund                    1.62%   1.68%
   Preferred Asset Allocation Fund          0.87%   0.83%
   Preferred Fixed Income Fund              0.95%   1.04%
   Loan Fund                                5.50%   4.09%

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 12 through 15 for an analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1994 and 1993.

Effective September 1, 1993, the Employees' Investment Plan was amended to allow retirees or those participants eligible to retire to transfer funds from Part I of the Employees' Investment Plan to Part II of the Employees' Investment Plan, which maintains investments within the Master Trust.

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------

                               DECEMBER 31, 1994
                               -----------------
                              (Dollars in 000's)

                                                                                             Preferred Group of Mutual Funds
                                                                                         -------------------------------------------
                                                   Caterpillar   Guaranteed
                                                   Common        Investment   Stable      Short-
                                                   Stock         Contract     Principal   Term            Money
                                                   Fund          Fund         Fund        Government      Market      Value
                                                   ----          ----         ----        ----------      ------      -----
Investments, stated principally at
  quoted market values or unit values
  based on quoted market values:
    Common stock                                  $132,326       $            $           $               $           $
    Registered investment companies                                                        12,023          49,764      82,196
    Common trust funds                               5,494                     11,502
    Government obligations                                                     43,267
    Investment contracts with insurance companies                 31,443       16,143
    Participant loans
                                                  --------       -------      -------     -------         -------     -------

      Total investments                            137,820        31,443       70,912      12,023          49,764      82,196

Dividend and interest receivable                        31                        118                                   2,519
Transfers receivable from EIP I                      1,062                                                     16
Contributions receivable                               380                        634          98             240         631
Other receivable/(payable), net                         (4)          (57)         200          57             138           7
                                                  --------       -------      -------     -------         -------     -------
      Net assets                                  $139,289       $31,386      $71,864     $12,178         $50,158     $85,353
                                                  ========       =======      =======     =======         =======     =======

                                                  ----------------------------------------------------------


                                                                               Asset          Fixed         Loan
                                                  International     Growth     Allocation     Income        Fund            Total
                                                  -------------     ------     ----------     ------        ----            -----
Investments, stated principally at
  quoted market values or unit values
  based on quoted market values:
    Common stock                                   $                $           $             $             $              $132,326
    Registered investment companies                 62,475           110,183     19,684        13,611                       349,936
    Common trust funds                                                                                                       16,996
    Government obligations                                                                                                   43,267
    Investment contracts with insurance companies                                                                            47,586
    Participant loans                                                                                        13,627          13,627
                                                   -------          --------    -------       -------       -------        --------

      Total investments                             62,475           110,183     19,684        13,611        13,627         603,738

Dividend and interest receivable                     3,003               615        163                                       6,449
Transfers receivable from EIP I                                                                                               1,078
Contributions receivable                               769             1,199        213           138                         4,302
Other receivable/(payable), net                         57               122        361            76                           957
                                                   -------          --------    -------       -------       -------        --------
      Net assets                                   $66,304          $112,119    $20,421       $13,825       $13,627        $616,524
                                                   =======          ========    =======       =======       =======        ========

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------
                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1993
                               -----------------
                               (Dollars in 000's)

                                                                               Preferred Group of Mutual Funds
                                                               ------------------------------------------------------
                           Caterpillar Guaranteed             Short-
                             Common    Investment   Stable     Term
                             Stock      Contract   Principal  Govern-  Money         Inter-           Asset     Fixed  Loan
                             Fund         Fund       Fund      ment    Market  Value national Growth Allocation Income Fund  Total
                             ----         ----       ----     -------  ------  ----- -------- ------ ---------- ------ ----  -----
Investments, stated
 principally at
 quoted market values or
 unit values based on
 quoted market values:
  Common stock             $69,018   $          $          $        $       $       $       $       $        $      $      $ 69,018
  Registered investment
   companies                                                13,247   19,338  85,181  39,600  93,661  15,572  10,187         276,786
  Common trust funds         3,707                 2,763                                                                612   7,082
  Government obligations                          16,939                                                                     16,939
  Investment contracts
   with insurance
   companies                          84,869      19,676                                                                    104,545
  Participant loans                                                                                                  11,861  11,861
                           -------   -------    --------   -------  ------- ------- ------- ------- -------  ------  ------ -------
      Total investments     72,725    84,869      39,378    13,247   19,338  85,181  39,600  93,661  15,572  10,187  12,473 486,231
Dividend and interest
 receivable                      8                  204                                                                         212
Transfers receivable
 from EIP I                 10,378                                      227                                                  10,605
Contributions receivable       208                  973        126      149     864     510   1,424     277     174           4,705
Other receivable/
 (payable), net                 60        (1)       179         12       13      89      39     180      15      22    (603)      5
                           -------   -------    -------    -------  ------- ------- -------  ------ -------  ------- ------ -------
      Net assets           $83,379   $84,868    $40,734    $13,385  $19,727 $86,134 $40,149 $95,265 $15,864 $10,383 $11,870 $501,758
                           =======   =======    =======    =======  ======= ======= ======= ======= =======  ======= ====== ========

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------

            NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
            --------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                      ------------------------------------
                               (Dollars in 000's)

                                                                    Preferred Group of Mutual Funds
                                                   ---------------------------------------------------------------
                 Caterpillar Guaranteed
                   Common    Investment   Stable     Short-
                   Stock      Contract   Principal    Term     Money           Inter-             Asset     Fixed   Loan
                   Fund         Fund       Fund    Government  Market   Value national  Growth  Allocation  Income  Fund    Total
                 ----------- ----------  --------- ----------  ------   ----- --------  ------  ----------  ------  ----    -----

Investment income
(loss):--
 Interest and
  dividends         $  1,212   $  2,093    $ 4,170    $       $       $        $       $          $        $       $ 1,575 $  9,050
 Net
  appreciation
  (depreciation)
  in fair value of:
   Common stock       18,117                                                                                                 18,117
   Government
    obligations                             (2,101)                                                                          (2,101)
   Registered
    investment
    companies                                            (158)  1,325     427     391   (1,616)    (800)     (424)             (855)
                    --------   --------    -------    ------- ------- -------  ------- --------   -------  ------- ------- --------
     Net investment
     income (loss)    19,329      2,093      2,069       (158)  1,325     427      391   (1,616)     (800)   (424)    1,575  24,211
                    --------   --------    -------    ------- ------- -------  ------- --------   -------  ------- ------- --------
Contributions to
 all plans             3,097                 7,827      1,169   2,229   7,630    8,559   14,452     2,825    1,731           49,519
                    --------   --------    -------    ------- ------- -------  ------- --------   -------  ------- ------- --------
Withdrawals from
all plans             (4,247)    (1,430)    (5,668)      (510) (3,278) (1,997)  (1,260)  (1,904)     (581)    (362)   (197) (21,434)
                    --------   --------    -------    ------- ------- -------  ------- --------   -------  ------- ------- --------
Transfers from
 EIP I                61,904                                      566                                                        62,470
                    --------   --------    -------    ------- ------- -------  ------- --------   -------  ------- ------- --------
Interfund transfers,
 net                 (24,173)   (54,145)    26,902     (1,708) 29,589  (6,841)  18,465    5,922     3,113    2,497     379
                    --------   --------    -------    ------- ------- -------  ------- --------   -------  ------- ------- --------
Increase (decrease)
 in assets for
 the year             55,910    (53,482)    31,130     (1,207) 30,431    (781)  26,155   16,854     4,557    3,442   1,757  114,766
Net assets:
 Beginning of year    83,379     84,868     40,734     13,385  19,727  86,134   40,149   95,265    15,864   10,383  11,870  501,758
                    --------   --------    -------    ------- ------- -------  ------- --------   -------  ------- ------- --------
 End of year        $139,289   $ 31,386    $71,864    $12,178 $50,158 $85,353  $66,304 $112,119   $20,421  $13,825 $13,627 $616,524
                    ========   ========    =======    ======= ======= =======  ======= ========   =======  ======= ======= ========

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------

           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                     ------------------------------------
                              (Dollars in 000's)

                                                                                             Preferred Group of Mutual Funds
                                                                                         -------------------------------------------
                                                   Caterpillar   Guaranteed
                                                   Common        Investment   Stable      Short-
                                                   Stock         Contract     Principal   Term            Money
                                                   Fund          Fund         Fund        Government      Market      Value
                                                   ----          ----         ----        ----------      ------      -----
Investment income:-
  Interest and dividends                          $    376      $  6,511      $ 1,764     $               $           $
  Net appreciation in fair value of:
    Common stock                                    17,751
    Government obligations                                                        107
    Registered investment companies                                                           741             456       7,457
                                                  --------      --------      -------     -------         -------     -------
      Net investment income                         18,127         6,511        1,871         741             456       7,457
                                                  --------      --------      -------     -------         -------     -------
Contributions to all plans                           3,358           662       11,285       1,390           1,932       8,485
                                                  --------      --------      -------     -------         -------     -------
Withdrawals from all plans                          (2,670)       (4,102)      (1,988)       (429)           (791)     (2,345)
                                                  --------      --------      -------     -------         -------     -------
Transfers from EIP I                                74,749                                                    898
                                                  --------      --------      -------     -------         -------     -------
Interfund transfers, net                           (36,735)      (34,403)      29,566       1,739           1,664      (3,104)
                                                  --------      --------      -------     -------         -------     -------

Increase (decrease) in assets for the year          56,829       (31,332)      40,734       3,441           4,159      10,493

Net assets:
  Beginning of year                                 26,550       116,200                    9,944          15,568      75,641
                                                  --------      --------      -------     -------         -------     -------
  End of year                                     $ 83,379      $ 84,868      $40,734     $13,385         $19,727     $86,134
                                                  ========      ========      =======     =======         =======     =======

                                                 ---------------------------------------------------


                                                                               Asset          Fixed         Loan
                                                  International     Growth     Allocation     Income        Fund           Total
                                                  -------------     ------     ----------     ------        ----           -----
Investment income:-
  Interest and dividends                          $                 $             $           $             $           $  8,651
  Net appreciation in fair value of:
    Common stock                                                                                                          17,751
    Government obligations                                                                                                   107
    Registered investment companies                  7,534            11,818        1,034         433                     29,473
                                                  --------          --------      -------     -------       -------     --------
      Net investment income                          7,534            11,818        1,034         433                     55,982
                                                  --------          --------      -------     -------       -------     --------
Contributions to all plans                           3,642            14,192        2,510       1,413                     48,869
                                                  --------          --------      -------     -------       -------     --------
Withdrawals from all plans                            (311)           (1,559)        (403)        (73)         (174)     (14,845)
                                                  --------          --------      -------     -------       -------     --------
Transfers from EIP I                                                                                                      75,647
                                                  --------          --------      -------     -------       -------     --------
Interfund transfers, net                            19,575             7,320        4,904       5,952         3,522
                                                  --------          --------      -------     -------       -------     --------

Increase (decrease) in assets for the year          30,440            31,771        8,045       7,725         3,348      165,653

Net assets:
  Beginning of year                                  9,709            63,494        7,819       2,658         8,522      336,105
                                                  --------          --------      -------     -------       -------     --------
  End of year                                     $ 40,149          $ 95,265      $15,864     $10,383       $11,870     $501,758
                                                  ========          ========      =======     =======       =======     ========

                                                                       EXHIBIT C
                                                                       ---------

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 33-3718, as amended, and No. 33-39280) of Caterpillar Inc. of our report dated March 31, 1995 related to the financial statements of the Employees' Investment Plan, which is included in this Annual Report on Form 11-K.

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 2-97450, as amended, and No. 33-37353) of Caterpillar Inc. of our report dated March 31, 1995 related to the financial statements of the Savings and Investment Plan, which is included in this Annual Report on Form 11-K.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-8003) of Caterpillar Inc. of our report dated March 31, 1995 related to the financial statements of the Tax Deferred Savings Plan, which is included in this Annual Report on Form 11-K.



PRICE WATERHOUSE LLP

Peoria, Illinois
March 31, 1995

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 11-K

(Mark One)
   [X]                  ANNUAL REPORT PURSUANT TO SECTION 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the Fiscal Year Ended December 31, 1994

                                      OR

                        TRANSITION REPORT PURSUANT TO SECTION 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____ to _____

Commission File Number 1-768

                           TAX DEFERRED SAVINGS PLAN
                           (Full title of the Plan)

                               CATERPILLAR INC.
                    (Name of issuer of the securities held
                             pursuant to the Plan)

                 100 NE ADAMS STREET, PEORIA, ILLINOIS  61629
                   (Address of principal executive offices)

                             REQUIRED INFORMATION

ITEM 1.

The audited statement of financial condition as of the end of the latest two fiscal years of the Plan is attached hereto as Exhibit A.


ITEM 2.

The audited statement of income and changes in plan equity for each of the latest two fiscal years of the Plan is attached hereto as Exhibit B.


ITEM 3.

The statements required by Items 1 and 2 have been prepared in accordance with the applicable provisions of Article 6A of Regulation S-X.


ITEM 4.

The Consent of Independent Accountants is attached hereto as Exhibit C.

                                CATERPILLAR INC.
                                ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                           DECEMBER 31, 1994 AND 1993
                           --------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


       March 31, 1995

       To the Participants and
       Plan Administrator of the
       Caterpillar Inc.
       Tax Deferred Savings Plan


       In our opinion, the accompanying statements of net assets available for plan benefits with fund information of the Caterpillar Inc. Tax Deferred Savings Plan and the related statements of changes in net assets available for plan benefits with fund information present fairly, in all material respects, the net assets available for plan benefits as of December 31, 1994 and 1993, and the changes in net assets available for plan benefits for the years ended December 31, 1994 and 1993 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

       Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The Fund Information has been subject to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



       Price Waterhouse LLP

                                                                       EXHIBIT A
                                                                       ---------

                                CATERPILLAR INC.
                                ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------

                               DECEMBER 31, 1994
                               -----------------
                               (Dollars in 000's)


                                                                    Preferred Group of Mutual Funds
                                                    ----------------------------------------------------------------
                Caterpillar  Guaranteed
                  Common     Investment   Stable      Short-
                   Stock      Contract   Principal     Term     Money            Inter-             Asset     Fixed   Loan
                   Fund         Fund       Fund     Government  Market   Value  national  Growth  Allocation  Income  Fund   Total
                -----------  ----------  ---------  ----------  ------   -----  --------  ------  ----------  ------  ----   -----
Investment in
 Caterpillar
 Inc. 401(K)
 Master Trust
 (Note 4)         $14,425      $8,150     $20,744     $2,561    $6,058  $16,757  $9,467   $19,718   $2,628    $1,781 $2,950 $105,239
                  =======      ======     =======     ======    ======  =======  ======   =======   ======    ====== ====== ========



                      (See notes to financial statements)

                               CATERPILLAR INC.
                           TAX DEFERRED SAVINGS PLAN

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION

                               DECEMBER 31, 1993
                              (Dollars in 000's)
[CAPTION]

                                                           Preferred Group of Mutual Funds
                                                   ----------------------------------------------------------------
              Caterpillar  Guaranteed
                Common     Investment    Stable      Short-
                 Stock      Contract    Principal     Term     Money                                  Asset    Fixed  Loan
                 Fund         Fund        Fund     Government  Market  Value International  Growth  Allocation Income Fund Total
              -----------  ----------  ----------  ----------  ------  -----  ------------  ------ ----------- ------ ---- -----
Investment in
 Caterpillar
 Inc. 401(K)
 Master Trust
 (Note 4)       $9,301     $21,896      $11,783     $2,884     $3,935  $16,625   $5,430    $17,148    $2,053  $1,494 $2,831 $95,380
                ======     =======      =======     ======     ======  =======   ======    =======    ======  ====== ====== =======

                      (See notes to financial statements)

                                                                       EXHIBIT B
                                                                       ---------

                                CATERPILLAR INC.
                                ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                      ------------------------------------
                               (Dollars in 000's)


                    Caterpillar  Guaranteed
                      Common     Investment    Stable
                       Stock      Contract   Principal
                       Fund         Fund       Fund
                    -----------  ----------  ---------
Employee contri-
 butions              $   996     $           $ 2,672
                      -------     --------    -------
Plan interest in
 net investment
 income (loss) of
 Master Trust
 (Note 4)               2,311          569        596
                      -------     --------    -------

Withdrawals              (620)        (605)    (1,887)
Interfund trans-
 fers, net              2,437      (13,710)     7,580
                      -------     --------    -------
     Withdrawals
      and trans-
      fers, net         1,817      (14,315)     5,693
                      -------     --------    -------
Increase (decrease)
 in net assets          5,124      (13,746)     8,961

Net assets:
  Beginning of
   year                 9,301       21,896     11,783
                      -------     --------    -------
  End of year         $14,425     $  8,150    $20,744
                      =======     ========    =======




                                    Preferred Group of Mutual Funds
                    -----------------------------------------------------------------------
                      Short-
                       Term     Money                                       Asset    Fixed    Loan
                    Government  Market   Value   International  Growth   Allocation  Income   Fund    Total
                    ----------  ------  -------  -------------  -------  ----------  ------  ------  --------

Employee contri-
 butions              $  301    $  605  $ 1,628      $1,723     $ 3,005    $  572    $  422  $       $ 11,924
                      ------    ------  -------      ------     -------    ------    ------  ------  --------
Plan interest in
 net investment
 income (loss) of
 Master Trust
 (Note 4)                (18)      204       95          69        (261)      (59)      (43)    308     3,771
                      ------    ------  -------      ------     -------    ------    ------  ------  --------

Withdrawals             (216)     (345)    (833)       (373)       (690)      (83)      (60)   (124)   (5,836)
Interfund trans-
 fers, net              (390)    1,659     (758)      2,618         516       145       (32)    (65)
                      ------    ------  -------      ------     -------    ------    ------  ------  --------
     Withdrawals
      and trans-
      fers, net         (606)    1,314   (1,591)      2,245        (174)       62       (92)   (189)   (5,836)
                      ------    ------  -------      ------     -------    ------    ------  ------  --------
Increase (decrease)
 in net assets          (323)    2,123      132       4,037       2,570       575       287     119     9,859

Net assets:
  Beginning of
   year                2,884     3,935   16,625       5,430      17,148     2,053     1,494   2,831    95,380
                      ------    ------  -------      ------     -------    ------    ------  ------  --------
  End of year         $2,561    $6,058  $16,757      $9,467     $19,718    $2,628    $1,781  $2,950  $105,239
                      ======    ======  =======      ======     =======    ======    ======  ======  ========

                      (See notes to financial statements)

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

   STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
   ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                     ------------------------------------
                              (Dollars in 000's)

                     Caterpillar   Guaranteed
                       Common      Investment    Stable
                        Stock       Contract    Principal
                        Fund          Fund        Fund
                     -----------   ----------   ---------
Employee contri-
 butions               $   712      $            $ 4,313
                       -------      --------     -------

Plan interest in
 net investment
 income of Master
 Trust (Note 4)          5,046         1,744         585
                       -------      --------     -------

Withdrawals             (1,842)         (845)       (503)
Interfund trans-
 fers, net                (948)      (11,114)      7,388
                       -------      --------     -------

     Withdrawals
      and trans-
      fers, net         (2,790)      (11,959)      6,885
                       -------      --------     -------

Increase (decrease)
 in net assets           2,968       (10,215)     11,783

Net assets:
  Beginning of
   year                  6,333        32,111
                       -------      --------     -------

  End of year          $ 9,301      $ 21,896     $11,783
                       =======      ========     =======

                                            Preferred Group of Mutual Funds
                     -----------------------------------------------------------------------------
                       Short-
                        Term      Money                                          Asset      Fixed    Loan
                     Government   Market   Value     International   Growth    Allocation   Income   Fund     Total
                     ----------   ------   -------   -------------   -------   ----------   ------   ------   -------
Employee contri-
 butions               $  365     $  539   $ 1,981       $  766      $ 3,265     $  524     $  303   $        $12,768
                       ------     ------   -------       ------      -------     ------     ------   ------   -------

Plan interest in
 net investment
 income of Master
 Trust (Note 4)           186        102     1,431        1,057        2,142        148         65             12,506
                       ------     ------   -------       ------      -------     ------     ------   ------   -------

Withdrawals              (146)      (195)     (380)         (29)        (299)       (50)        (2)     (58)   (4,349)
Interfund trans-
 fers, net               (257)        75      (484)       2,214        1,118        281        789      938
                       ------     ------   -------       ------      -------     ------     ------   ------   -------

     Withdrawals
      and trans-
      fers, net          (403)      (120)     (864)       2,185          819        231        787      880    (4,349)
                       ------     ------   -------       ------      -------     ------     ------   ------   -------

Increase (decrease)
 in net assets            148        521     2,548        4,008        6,226        903      1,155      880    20,925

Net assets:
  Beginning of
   year                 2,736      3,414    14,077        1,422       10,922      1,150        339    1,951    74,455
                       ------     ------   -------       ------      -------     ------     ------   ------   -------

  End of year          $2,884     $3,935   $16,625       $5,430      $17,148     $2,053     $1,494   $2,831   $95,380
                       ======     ======   =======       ======      =======     ======     ======   ======   =======

                      (See notes to financial statements)

                                CATERPILLAR INC.
                                ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - PLAN DESCRIPTION:
- -------------------------

 The following description of the Caterpillar Inc. Tax Deferred Savings Plan (the Plan) provides only general information. Participants should refer to the Plan agreement for a more complete description of the Plan's provisions.

General
- -------

 The Plan is a defined contribution plan established by Caterpillar Inc. (the Company) to enable eligible employees of the Company and its subsidiaries (the employers) which adopt the Plan to defer a portion of their compensation until retirement.

Participation
- -------------

 Employees under collective bargaining agreements to which the Plan is extended who meet certain age, service and citizenship or residency requirements are eligible to participate in the Plan. Participation commences upon an eligible employee's filing of an application with the Company.

Participant accounts
- --------------------

 Accounts are maintained separately for each participant. The participant's separate account is credited with the participant's contribution as defined below and an allocation of Plan earnings. Allocations of earnings are based on participant account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

Loan provisions
- ---------------

 The Plan provides for participant loans against eligible participants' separate account balances. Eligible employees obtain participant loans by filing a loan application with the Company and receiving approval thereof. Loan amounts are generally limited to the lesser of $50,000 or 50% of the individual participant's account balance. Loan repayment terms may range from 6 to 117 months depending on the type of loan and bear interest at the prime interest rate plus 1% rounded to the nearest whole per cent. Repayments, including interest, are made through after-tax payroll deductions and are credited to the individual participant's account balance. Loan transactions are treated as a transfer to (from) the investment fund (from) to the Loan Fund.

Contributions
- -------------

Employee contributions are made through a pretax compensation deferral as elected by participating employees, and are contributed to the Plan by the employer. During 1994, the compensation deferral was limited to (a) the greater of $4,500 or 4% of the employee's compensation (limited by the Internal Revenue Code to $9,240 in 1994) for participants earning in excess of $60,530 or (b) $9,240 for participants earning less than $60,530.

Investment programs
- -------------------

Employees may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information.

Interfund transfers
- -------------------

Transfers of assets between investment funds are recorded net on the statement of changes in net assets available for plan benefits with fund information.

Vesting, distribution and
- -------------------------
plan termination
- ----------------

Participants are fully vested in their employee contributions. Upon termination of employment for any reason, including death, retirement or because of total and permanent disability, or upon Plan termination, the balance or balances in participants' accounts are distributable.

Administration
- --------------

The Plan is administered by the Vice President - Human Services Division of Caterpillar Inc., and the Benefits Funds Committee of Caterpillar Inc. is responsible for financial aspects of the Plan. Caterpillar Inc. and the Benefit Funds Committee have entered into a trust agreement with The Northern Trust Company to receive contributions, administer the assets of the trust and distribute withdrawals pursuant to the Plan.

Federal income tax status
- -------------------------

The Internal Revenue Service has determined and informed the Company by letter in February 1988, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter; however, the Plan administrator and the Plan's legal counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 2 - SUMMARY OF SIGNIFICANT
- -------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting
- -------------------

The Plan is maintained on the accrual basis of accounting.

Investments
- -----------

The Guaranteed Investment Contracts are stated at contract value, which approximates market, on December 31, 1994 and 1993, respectively. Other investments are stated at quoted market prices or unit values based on quoted market values at the close of business on December 31, 1994 and 1993, respectively. Income from investments is recorded as earned.

Administrative expenses
- -----------------------

Trustee fees and certain investment and administrative costs are paid by the Company.

Reclassification
- ----------------

Certain amounts in the December 31, 1993 statement of changes in net assets available for plan benefits with fund information and the December 31, 1993 Master Trust summary of net assets and Master Trust summary of changes in net assets have been reclassified to conform with the December 31, 1994 presentation.

NOTE 3 - UNIT VALUES:
- --------------------

The Plan assigns units to participants directing investments to any of the Preferred Group of Mutual Funds, the Caterpillar Common Stock Fund and the Stable Principal Fund. The unit values assigned by the Plan reflect the current values of the individual funds. Total units held (in thousands) by the Plan and their respective unit values at each month end are shown on the accompanying schedule on the following page.

                 CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                 --------------------------------------------

                             NOTE 3 - UNIT VALUES
                             --------------------

                               DECEMBER 31, 1994
                               -----------------
                               (units in 000's)


                          January  February  March  April   May   June   July  August  September  October  November  December
                          -------  --------  -----  -----  -----  -----  ----- ------  ---------  -------  --------  --------
CATERPILLAR COMMON
STOCK FUND:
 Units                        571       591    570    619    628    623    635    626        652      648       706       726
 Unit value                 18.78     19.50  20.21  19.81  19.32  18.13  19.56  20.77      19.53    21.42     19.47     19.87

STABLE PRINCIPAL FUND:
 Units                      2,157     2,069  2,101  2,091  2,090  2,125  2,162  2,172      2,163    2,160     2,126     2,074
 Unit value                 10.00     10.00  10.00  10.00  10.00  10.00  10.00  10.00      10.00    10.00     10.00     10.00

PREFERRED GROUP OF
MUTUAL FUNDS:-

 Money Market:
  Units                     3,971     3,917  4,931  5,081  5,106  5,431  5,526  5,928      5,690    6,135     5,723     6,058
  Unit value                 1.00      1.00   1.00   1.00   1.00   1.00   1.00   1.00       1.00     1.00      1.00      1.00

 Short-Term Govern-
 ment:
  Units                       287       277    278    270    272    275    272    275        273      272       264       268
  Unit value                10.09      9.98   9.98   9.81   9.78   9.77   9.80   9.78       9.73     9.70      9.60      9.57

 Value:
  Units                     1,476     1,436  1,439  1,436  1,440  1,454  1,458  1,447      1,446    1,450     1,440     1,487
  Unit value                11.87     11.68  11.27  11.54  11.59  11.33  11.50  12.09      11.87    11.99     11.49     11.27

 Growth:
  Units                     1,335     1,376  1,405  1,401  1,417  1,438  1,419  1,416      1,412    1,408     1,422     1,451
  Unit value                14.35     14.23  13.29  13.20  13.24  12.46  12.99  13.97      13.70    14.12     13.79     13.59

 International:
  Units                       632       735    724    742    769    780    798    803        788      795       779       818
  Unit value                12.90     12.58  12.04  12.43  12.42  12.02  12.73  13.04      12.63    12.93     12.57     11.58

 Asset Allocation:
  Units                       214       223    227    228    233    244    245    241        241      244       245       255
  Unit value                11.34     10.96  10.45  10.47  10.50  10.27  10.58  10.75      10.41    10.47     10.29     10.32

 Fixed Income:
  Units                       175       178    187    177    175    189    186    185        181      180       184       186
  Unit value                10.43     10.24  10.00   9.89   9.84   9.80   9.90   9.86       9.71     9.65      9.56      9.58

NOTE 4 - MASTER TRUST:
- ---------------------

Under a Master Trust agreement with The Northern Trust Company (the Trustee),
Part II of the Caterpillar Inc. Employees' Investment Plan, the Solar Turbines Incorporated Savings and Investment Plan and the Caterpillar Inc. Tax Deferred Savings Plan pool their investments in the Caterpillar Inc. 401(k) Master Trust in exchange for a percentage of participation in the Master Trust.

The Master Trust invests in the Preferred Group of Mutual Funds which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of the Company. The Preferred Group of Mutual Funds are comprised of the following:

               Preferred Short-Term Government Fund
               Preferred Money Market Fund
               Preferred Value Fund
               Preferred International Fund
               Preferred Growth Fund
               Preferred Asset Allocation Fund
               Preferred Fixed Income Fund

CIML manages the Preferred Short-Term Government Fund. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1994 and 1993 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1994 and 1993, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                             December 31,
                                            --------------
                                             1994    1993
                                            ------  ------

    Caterpillar Inc. Common Stock Fund      10.36%  11.15%
    Guaranteed Investment Contract Fund     25.97%  25.80%
    Stable Principal Fund                   28.87%  28.93%
    Preferred Short-Term Government Fund    21.03%  21.54%
    Preferred Money Market Fund             12.08%  19.94%
    Preferred Value Fund                    19.63%  19.30%
    Preferred International Fund            14.28%  13.53%
    Preferred Growth Fund                   17.59%  18.00%
    Preferred Asset Allocation Fund         12.87%  12.94%
    Preferred Fixed Income Fund             12.88%  14.39%
    Loan Fund                               21.65%  23.85%


The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 12 through 15 for an analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1994 and 1993.

Effective September 1, 1993, the Employees' Investment Plan was amended to allow retirees or those participants eligible to retire to transfer funds from
Part I of the Employees' Investment Plan to Part II of the Employees' Investment Plan, which maintains investment funds within the Master Trust.

                 CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                 --------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------

                               DECEMBER 31, 1994
                               -----------------
                              (Dollars in 000's)


                                                                                             Preferred Group of Mutual Funds
                                                                                         -------------------------------------------
                                                   Caterpillar   Guaranteed
                                                   Common        Investment   Stable      Short-
                                                   Stock         Contract     Principal   Term            Money
                                                   Fund          Fund         Fund        Government      Market      Value
                                                   ----          ----         ----        ----------      ------      -----
Investments, stated principally at
  quoted market values or unit values
  based on quoted market values:
    Common stock                                  $132,326       $            $           $               $           $
    Registered investment companies                                                        12,023          49,764      82,196
    Common trust funds                               5,494                     11,502
    Government obligations                                                     43,267
    Investment contracts with insurance companies                 31,443       16,143
    Participant loans
                                                  --------       -------      -------     -------         -------     -------

      Total investments                            137,820        31,443       70,912      12,023          49,764      82,196

Dividend and interest receivable                        31                        118                                   2,519
Transfers receivable from EIP I                      1,062                                                     16
Contributions receivable                               380                        634          98             240         631
Other receivable/(payable), net                         (4)          (57)         200          57             138           7
                                                  --------       -------      -------     -------         -------     -------
      Net assets                                  $139,289       $31,386      $71,864     $12,178         $50,158     $85,353
                                                  ========       =======      =======     =======         =======     =======

                                                  ---------------------------------------------------
                                                                               Asset          Fixed         Loan
                                                  International     Growth     Allocation     Income        Fund            Total
                                                  -------------     ------     ----------     ------        ----            -----
Investments, stated principally at
  quoted market values or unit values
  based on quoted market values:
    Common stock                                   $                $           $             $             $              $132,326
    Registered investment companies                 62,475           110,183     19,684        13,611                       349,936
    Common trust funds                                                                                                       16,996
    Government obligations                                                                                                   43,267
    Investment contracts with insurance companies                                                                            47,586
    Participant loans                                                                                        13,627          13,627
                                                   -------          --------    -------       -------       -------        --------

      Total investments                             62,475           110,183     19,684        13,611        13,627         603,738

Dividend and interest receivable                     3,003               615        163                                       6,449
Transfers receivable from EIP I                                                                                               1,078
Contributions receivable                               769             1,199        213           138                         4,302
Other receivable/(payable), net                         57               122        361            76                           957
                                                   -------          --------    -------       -------       -------        --------
      Net assets                                   $66,304          $112,119    $20,421       $13,825       $13,627        $616,524
                                                   =======          ========    =======       =======       =======        ========

                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------

                               DECEMBER 31, 1993
                               -----------------
                               (Dollars in 000's)

                         Caterpillar  Guaranteed
                           Common     Investment   Stable
                            Stock      Contract   Principal
                            Fund         Fund       Fund
                         -----------  ----------  ---------
Investments, stated
 principally at
 quoted market values or
 unit values
 based on quoted market
  values:
 Common stock               $69,018    $          $
 Registered investment
  companies
 Common trust funds           3,707                 2,763
 Government obligations                            16,939
 Investment contracts with
  insurance companies                   84,869     19,676
 Participant loans          -------   --------    -------
     Total investments       72,725     84,869     39,378
 Dividend and interest
  receivable                      8                   204
 Transfers receivable from
  EIP I                      10,378
 Contributions receivable       208                   973
 Other receivable/(payable),
  net                            60         (1)       179
                            -------    -------    -------
     Net assets             $83,379    $84,868    $40,734
                            =======    =======    =======


                                                  Preferred Group of Mutual Funds
                          ---------------------------------------------------------------------------
                             Short-
                              Term      Money                                       Asset      Fixed      Loan
                           Government   Market    Value   International  Growth   Allocation   Income     Fund     Total
                           ----------   ------    -----   -------------  ------   ----------   ------     ----     -----
Investments, stated
 principally at
 quoted market values or
  unit values
 based on quoted market
  values:
 Common stock                $         $         $           $          $          $        $         $          $ 69,018
 Registered investment
  companies                   13,247    19,338    85,181      39,600     93,661     15,572   10,187               276,786
 Common trust funds                                                                                       612       7,082
 Government obligations                                                                                            16,939
 Investment contracts with
  insurance companies                                                                                             104,545
 Participant loans                                                                                     11,861      11,861
                             -------   -------   -------     -------    -------    -------  -------   -------    --------
     Total investments        13,247    19,338    85,181      39,600     93,661     15,572   10,187    12,473     486,231

Dividend and interest
 receivable                                                                                                           212
Transfers receivable from
 EIP I                                     227                                                                     10,605
Contributions receivable         126       149       864         510      1,424        277      174                 4,705
Other receivable/(payable),
 net                              12        13        89          39        180         15       22      (603)          5
                             -------   -------   -------     -------    -------    -------  -------   -------    --------

     Net assets              $13,385   $19,727   $86,134     $40,149    $95,265    $15,864  $10,383   $11,870    $501,758
                             =======   =======   =======     =======    =======    =======  =======   =======    ========

                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------

            NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
            --------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                      ------------------------------------
                               (Dollars in 000's)

                               Caterpillar    Guaranteed
                                  Common      Investment     Stable
                                  Stock        Contract     Principal
                                   Fund         Fund          Fund
                               -----------   -----------    ---------
Investment income
 (loss):-
 Interest and dividends        $  1,212        $ 2,093      $ 4,170
 Net appreciation
  (depreciation)
  in fair value of:
   Common stock                  18,117
   Government obligations                                    (2,101)
   Registered
    investment companies       --------        -------      -------
    Net investment
     income (loss)               19,329          2,093        2,069
                               --------        -------      -------
Contributions to all
  plans                           3,097                       7,827
                               --------        -------      -------
Withdrawals from all
  plans                          (4,247)        (1,430)      (5,668)
                               --------        -------      -------
Transfers from EIP I             61,904
                               --------        -------      -------
Interfund transfers, net        (24,173)       (54,145)      26,902
                               --------        -------      -------
Increase (decrease) in
 assets for the year             55,910        (53,482)      31,130
Net assets:
 Beginning of year               83,379         84,868       40,734
                               --------        -------      -------
 End of year                   $139,289        $31,386      $71,864
                               ========        =======      =======

                                                     Preferred Group of Mutual Funds
                             --------------------------------------------------------------------------------
                               Short-
                                Term       Money                                           Asset       Fixed      Loan
                             Government    Market    Value    International    Growth    Allocation    Income     Fund      Total
                             ----------    ------    -----    -------------    ------    ----------    ------     ----      -----
Investment income
 (loss):-
 Interest and dividends      $           $          $           $          $            $           $           $ 1,575    $  9,050
 Net appreciation
   (depreciation)
   in fair value of:
    Common stock                                                                                                             18,117
    Government obligations                                                                                                   (2,101)
    Registered
     investment companies       (158)      1,325        427         391      (1,616)       (800)       (424)                   (855)
                             -------     -------    -------     -------    --------     -------     --------    -------    --------
     Net investment
      income (loss)             (158)      1,325        427         391      (1,616)       (800)       (424)      1,575      24,211
                             -------     -------    -------     -------    --------     -------     --------    -------    --------
Contributions to all
 plans                         1,169       2,229      7,630       8,559      14,452       2,825       1,731                  49,519
                             -------     -------    -------     -------    --------     -------     --------    -------    --------
Withdrawals from all
 plans                          (510)     (3,278)    (1,997)     (1,260)     (1,904)       (581)       (362)       (197)    (21,434)
                             -------     -------    -------     -------    --------     -------     --------    -------    --------
Transfers from EIP I                         566                                                                             62,470
                             -------     -------    -------     -------    --------     -------     --------    -------    --------
Interfund transfers, net      (1,708)     29,589     (6,841)     18,465       5,922       3,113       2,497         379
                             -------     -------    -------     -------    --------     -------     --------    -------    --------
Increase (decrease) in
 assets for the year          (1,207)     30,431       (781)     26,155      16,854       4,557       3,442       1,757     114,766

Net assets:
 Beginning of year            13,385      19,727     86,134      40,149      95,265      15,864      10,383      11,870     501,758
                             -------     -------    -------     -------    --------     -------     --------    -------    --------
 End of year                 $12,178     $50,158    $85,353     $66,304    $112,119     $20,421     $13,825     $13,627    $616,524
                             =======     =======    =======     =======    ========     =======     =======     =======    ========

                 CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                 --------------------------------------------

           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                     ------------------------------------
                              (Dollars in 000's)

                                                                                             Preferred Group of Mutual Funds
                                                                                         -------------------------------------------
                                                   Caterpillar   Guaranteed
                                                   Common        Investment   Stable      Short-
                                                   Stock         Contract     Principal   Term            Money
                                                   Fund          Fund         Fund        Government      Market      Value
                                                   ----          ----         ----        ----------      ------      -----
Investment income:-
  Interest and dividends                          $    376      $  6,511      $ 1,764     $               $           $
  Net appreciation in fair value of:
    Common stock                                    17,751
    Government obligations                                                        107
    Registered investment companies                                                           741             456       7,457
                                                  --------      --------      -------     -------         -------     -------
      Net investment income                         18,127         6,511        1,871         741             456       7,457
                                                  --------      --------      -------     -------         -------     -------
Contributions to all plans                           3,358           662       11,285       1,390           1,932       8,485
                                                  --------      --------      -------     -------         -------     -------
Withdrawals from all plans                          (2,670)       (4,102)      (1,988)       (429)           (791)     (2,345)
                                                  --------      --------      -------     -------         -------     -------
Transfers from EIP I                                74,749                                                    898
                                                  --------      --------      -------     -------         -------     -------
Interfund transfers, net                           (36,735)      (34,403)      29,566       1,739           1,664      (3,104)
                                                  --------      --------      -------     -------         -------     -------

Increase (decrease) in assets for the year          56,829       (31,332)      40,734       3,441           4,159      10,493

Net assets:
  Beginning of year                                 26,550       116,200                    9,944          15,568      75,641
                                                  --------      --------      -------     -------         -------     -------
  End of year                                     $ 83,379      $ 84,868      $40,734     $13,385         $19,727     $86,134
                                                  ========      ========      =======     =======         =======     =======


                                                  ---------------------------------------------------
                                                                               Asset          Fixed         Loan
                                                  International     Growth     Allocation     Income        Fund           Total
                                                  -------------     ------     ----------     ------        ----           -----
Investment income:-
  Interest and dividends                          $                 $             $           $             $           $  8,651
  Net appreciation in fair value of:
    Common stock                                                                                                          17,751
    Government obligations                                                                                                   107
    Registered investment companies                  7,534            11,818        1,034         433                     29,473
                                                  --------          --------      -------     -------       -------     --------
      Net investment income                          7,534            11,818        1,034         433                     55,982
                                                  --------          --------      -------     -------       -------     --------
Contributions to all plans                           3,642            14,192        2,510       1,413                     48,869
                                                  --------          --------      -------     -------       -------     --------
Withdrawals from all plans                            (311)           (1,559)        (403)        (73)         (174)     (14,845)
                                                  --------          --------      -------     -------       -------     --------
Transfers from EIP I                                                                                                      75,647
                                                  --------          --------      -------     -------       -------     --------
Interfund transfers, net                            19,575             7,320        4,904       5,952         3,522
                                                  --------          --------      -------     -------       -------     --------

Increase (decrease) in assets for the year          30,440            31,771        8,045       7,725         3,348      165,653

Net assets:
  Beginning of year                                  9,709            63,494        7,819       2,658         8,522      336,105
                                                  --------          --------      -------     -------       -------     --------
  End of year                                     $ 40,149          $ 95,265      $15,864     $10,383       $11,870     $501,758
                                                  ========          ========      =======     =======       =======     ========

                                                                       EXHIBIT C
                                                                       ---------

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 33-3718, as amended, and No. 33-39280) of Caterpillar Inc. of our report dated March 31, 1995 related to the financial statements of the Employees' Investment Plan, which is included in this Annual Report on Form 11-K.

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 2-97450, as amended, and No. 33-37353) of Caterpillar Inc. of our report dated March 31, 1995 related to the financial statements of the Savings and Investment Plan, which is included in this Annual Report on Form 11-K.

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-8003) of Caterpillar Inc. of our report dated March 31, 1995 related to the financial statements of the Tax Deferred Savings Plan, which is included in this Annual Report on Form 11-K.


PRICE WATERHOUSE LLP

Peoria, Illinois
March 31, 1995