Form 10-Q
period 1995-06-30
CATERPILLAR INC
filed 1995-08-04
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

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

At June 30, 1995, 198,958,123 shares of common stock of the Registrant were outstanding.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES
               Statement of Consolidated Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,   June 30, June 30,
                                          1995      1994       1995     1994
MACHINERY AND ENGINES:
  Sales ................................ $4,059   $ 3,492    $ 7,832  $ 6,673
                                         ------    ------     ------   ------
  Operating costs:
    Cost of goods sold .................  3,110     2,730      6,000    5,213
    Selling, general and
      administrative expenses ..........    378       329        739      642
    Research and development expenses ..     98        84        184      160
                                        ------    ------     ------   ------
                                          3,586     3,143      6,923    6,015
                                         ------    ------     ------   ------
 Operating profit .....................    473       349        909      658
 Interest expense .....................     48        50         96      101
                                         ------    ------     ------   ------
                                            425       299        813      557
  Other income .........................     20        21         32       13
                                         ------    ------     ------   ------
  Profit before taxes ..................    445       320        845      570
                                         ------    ------     ------   ------
FINANCIAL PRODUCTS:
  Revenues .............................    154       113        294      218
                                         ------    ------     ------   ------
  Operating costs:
    Selling, general and
      administrative expenses ..........     59        47        113       90
    Interest expense ...................     72        51        138       97
                                         ------    ------     ------   ------
                                            131        98        251      187
                                         ------    ------     ------   ------
  Operating profit .....................     23        15         43       31
  Other income (expense) ...............      7        (1)        19       (6)
                                         ------    ------     ------   ------
  Profit before taxes ..................     30        14         62       25
                                         ------    ------     ------   ------

CONSOLIDATED PROFIT BEFORE TAXES .......    475       334        907      595
  Provision for income taxes ...........    156       100        299      179
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    319       234        608      416
  Equity in profit (loss) of
    affiliated companies (Note 7) ......      4         6         15       16
                                         ------    ------     ------   ------

PROFIT ................................. $  323   $   240    $   623  $   432
                                         ======    ======     ======   ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 9):

  Profit ............................... $ 1.62   $  1.18    $  3.11  $  2.12
                                         ======    ======     ======   ======
Cash dividends paid per share of
  common stock ......................... $  .25   $   .08    $   .50  $   .15


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       June 30,  Dec. 31,
                                                         1995      1994
ASSETS
  Current assets:
    Cash and short-term investments .................  $   696   $   419
    Receivables -- trade and other ..................    2,889     2,971
    Receivables -- finance ..........................    1,748     1,319
    Deferred income taxes and prepaid expenses ......      922       865
    Inventories (Note 8) ............................    2,211     1,835
                                                       -------   -------
  Total current assets ..............................    8,466     7,409
  Land, buildings, machinery, and equipment -- net ..    3,640     3,776
  Long-term receivables -- trade and other ..........      118       125
  Long-term receivables -- finance ..................    3,289     2,669
  Investments in affiliated companies (Note 7) ......      531       455
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,229     1,243
  Intangible assets .................................      236       237
  Other assets ......................................      369       336
                                                       -------   -------
TOTAL ASSETS ........................................  $17,878   $16,250
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $ 1,025   $   740
    Accounts payable and accrued expenses ...........    2,828     2,624
    Accrued wages, salaries, and employee benefits ..      931     1,047
    Dividends payable ...............................       69        50
    Deferred and current income taxes payable .......      231       144
    Long-term debt due within one year ..............      836       893
                                                       -------   -------
  Total current liabilities .........................    5,920     5,498

  Long-term debt due after one year .................    5,042     4,270
  Liability for postemployment benefits .............    3,517     3,548
  Deferred income taxes .............................       21        23
                                                       -------   -------
TOTAL LIABILITIES ...................................   14,500    13,339
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (June 30, 1995 -- 203,723,656;
    Dec. 31, 1994 -- 203,723,656) at paid in amount .      911       923
  Profit employed in the business ...................    2,465     1,961
  Foreign currency translation adjustment ...........      272       205
  Treasury stock (June 30, 1995 -- 4,765,533
    shares; Dec. 31, 1994 -- 3,281,569 shares)
    at cost..........................................     (270)     (178)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,378     2,911
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $17,878   $16,250
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1994 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       June 30,  Dec. 31,
                                                         1995      1994
ASSETS
  Current assets:
    Cash and short-term investments .................  $   649   $   395
    Receivables -- trade and other ..................    2,795     2,919
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      905       888
    Inventories (Note 8).............................    2,211     1,835
                                                       -------   -------
  Total current assets ..............................    6,560     6,037
  Land, buildings, machinery, and equipment -- net ..    3,199     3,343
  Long-term receivables -- trade and other ..........      118       125
  Long-term receivables -- finance ..................        -         -
  Investments in affiliated companies (Note 7) ......      531       455
  Investments in Financial Products subsidiaries ....      621       548
  Deferred income taxes .............................    1,245     1,254
  Intangible assets .................................      236       237
  Other assets ......................................      133       143
                                                       -------   -------
TOTAL ASSETS ........................................  $12,643   $12,142
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    15   $    17
    Accounts payable and accrued expenses ...........    2,536     2,416
    Accrued wages, salaries, and employee benefits ..      929     1,045
    Dividends payable ...............................       69        50
    Deferred and current income taxes payable .......      173       112
    Long-term debt due within one year ..............       70        86
                                                       -------    -------
  Total current liabilities .........................    3,792     3,726
  Long-term debt due after one year .................    1,935     1,934
  Liability for postemployment benefits .............    3,517     3,548
  Deferred income taxes .............................       21        23
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,265     9,231
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (June 30, 1995 -- 203,723,656;
    Dec. 31, 1994 -- 203,723,656) at paid in amount .      911       923
  Profit employed in the business ...................    2,465     1,961
  Foreign currency translation adjustment ...........      272       205
  Treasury stock (June 30, 1995 -- 4,765,533
    shares; Dec. 31, 1994 -- 3,281,569 shares)
    at cost..........................................     (270)     (178)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,378     2,911
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $12,643   $12,142
                                                       =======   =======
The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1994 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       June 30,  Dec. 31,
                                                         1995      1994
ASSETS
  Current assets:
    Cash and short-term investments ................. $    47    $    24
    Receivables -- trade and other ..................     100         96
    Receivables -- finance ..........................   1,748      1,319
    Refundable income taxes .........................       -          -
    Deferred income taxes and prepaid expenses ......      20          3
    Inventories (Note 8) ............................       -          -
                                                      -------    -------
  Total current assets ..............................   1,915      1,442

  Land, buildings, machinery, and equipment -- net ..     441        433
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   3,289      2,669
  Investments in affiliated companies (Note 7) ......       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       -          -
  Intangible assets .................................       -          -
  Other assets ......................................     236        193
                                                      -------    -------
TOTAL ASSETS ........................................ $ 5,881    $ 4,737
                                                      =======    =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $ 1,010    $   723
    Accounts payable and accrued expenses ...........     300        278
    Accrued wages, salaries, and employee benefits ..       2          2
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......      58         32
    Long-term debt due within one year ..............     766        807
                                                      -------    -------
  Total current liabilities .........................   2,136      1,842
  Long-term debt due after one year .................   3,107      2,336
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................      17         11
                                                      -------    -------
TOTAL LIABILITIES ...................................   5,260      4,189
                                                      -------    -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (June 30, 1995 -- 203,723,656
    Dec. 31, 1994 -- 203,723,656) at paid in amount .     333        303
  Profit employed in the business ...................     282        245
  Foreign currency translation adjustment ...........       6          -
  Treasury stock (June 30, 1995 -- 4,765,533
    shares; Dec. 31, 1994 -- 3,281,569 shares)
    at cost..........................................       -          -
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     621        548
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 5,881    $ 4,737
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1994 amounts.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       June 30,  June 30,
                                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   623    $   432
  Adjustments for noncash items:
  Depreciation and amortization .....................     348        339
  Profit of Financial Products ......................       -          -
  Other .............................................      17         64
  Changes in assets and liabilities:
    Receivables -- trade and other ..................     117       (349)
    Inventories .....................................    (376)      (147)
    Accounts payable and accrued expenses ...........     240        258
    Other -- net ....................................     (81)        96
                                                      -------    -------
Net cash provided by operating activities ...........     888        693
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (155)      (171)
  Expenditures for equipment leased to others .......     (82)       (80)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      41         53
  Additions to finance receivables ..................  (2,406)    (1,351)
  Collections of finance receivables ................   1,077        782
  Proceeds from sale of finance receivables..........     300        241
  Other -- net ......................................     (55)       (48)
                                                      -------    -------
Net cash used for investing activities ..............  (1,280)      (574)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (100)       (30)
  Common stock issued, including treasury
    shares reissued .................................       -         13
  Treasury shares purchased..........................    (112)       (77)
  Proceeds from long-term debt issued ...............     906        548
  Payments on long-term debt ........................    (591)      (403)
  Short-term borrowings -- net ......................     630        (82)
                                                      -------    -------
Net cash provided by financing activities ...........     733        (31)
                                                      -------    -------
Effect of exchange rate changes on cash .............     (64)         2
                                                      -------    -------

Increase (decrease) in cash and
  short-term investments ............................     277         90

Cash and short-term investments at the
  beginning of the period ...........................     419         83
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   696    $   173
                                                      =======    =======
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       June 30,  June 30,
                                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   623    $   432
  Adjustments for noncash items:
    Depreciation and amortization ...................     294        294
    Profit of Financial Products ....................     (37)       (17)
    Other ...........................................       5         50

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     159       (322)
    Inventories .....................................    (376)      (147)
    Accounts payable and accrued expenses ...........     167        204
    Other -- net ....................................     (84)       111
                                                      -------    -------
Net cash provided by operating activities ...........     751        605
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (154)      (170)
  Expenditures for equipment leased to others .......      (5)        (3)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................       7          7
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Other -- net ......................................     (44)       (39)
                                                      -------    -------
Net cash used for investing activities ..............    (196)      (205)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (100)       (30)
  Common stock issued, including treasury
    shares reissued .................................       0         13
  Treasury shares purchased..........................    (112)       (77)
  Proceeds from long-term debt issued ...............       0          0
  Payments on long-term debt ........................     (22)      (144)
  Short-term borrowings -- net ......................      (2)       (74)
                                                      -------    -------
Net cash provided by financing activities ...........    (236)      (312)
                                                      -------    -------

Effect of exchange rate changes on cash .............     (65)         1
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................     254         89

Cash and short-term investments at the
  beginning of the period ...........................     395         62
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   649    $   151
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       June 30,  June 30,
                                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $    37    $    17
  Adjustments for noncash items:
    Depreciation and amortization ...................      54         45
    Profit of Financial Products ....................       -          -
    Other ...........................................      15         11

  Changes in assets and liabilities:
    Receivables -- trade and other ..................      (4)         0
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      11         16
    Other -- net ....................................      24         (1)
                                                      -------    -------
Net cash provided by operating activities ...........     137         88
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (1)        (1)
  Expenditures for equipment leased to others .......     (77)       (77)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      34         46
  Additions to finance receivables ..................  (2,406)    (1,351)
  Collections of finance receivables ................   1,077        782
  Proceeds from sale of finance receivables..........     300        241
  Other -- net ......................................     (41)       (34)
                                                      -------    -------
Net cash used for investing activities ..............  (1,114)      (394)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................      30         25
  Treasury shares purchased..........................       -          -
  Proceeds from long-term debt issued ...............     906        548
  Payments on long-term debt ........................    (569)      (259)
  Short-term borrowings -- net ......................     632         (8)
                                                      -------    -------
Net cash provided by financing activities ...........     999        306
                                                      -------    -------
Effect of exchange rate changes on cash .............       1          1
                                                      -------    -------

Increase (decrease) in cash and
  short-term investments ............................      23          1

Cash and short-term investments at the
  beginning of the period ...........................      24         21
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    47    $    22
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 1995 and 1994, (b) the consolidated financial position at June 30, 1995 and December 31, 1994, and (c) the consolidated statement of cash flows for the six-month periods ended June 30, 1995 and 1994 have been made.

2. The results for the three- and six-month periods ended June 30, 1995 are not necessarily indicative of the results for the entire year 1995.

3. When inflationary effects are material, the company removes certain components of foreign currency exchange gains and losses arising from operations in Brazil's highly inflationary economy from "Other income" on the Statement of Consolidated Results of Operations and includes these amounts on the operating statement lines where the related inflationary effects are reported. Consequently, exchange gains and losses on local currency denominated debt and cash deposits, where the interest rates reflect the rate of inflation, are offset against interest expense or interest income, respectively. Similarly, exchange gains on local currency liabilities subject to monetary correction are offset against the related expense. This treatment was applied for the first half of 1994. The 1995 inflationary effects through the second quarter were immaterial.

4. The company buys and sells currencies in amounts large enough to cover requirements for the business, and to protect its financial and competitive positions in those currencies whose relative values may change in foreign exchange markets. The company manages foreign exchange exposures that arise from cash inflows or outflows denominated in currencies other than the U.S. dollar with the objective to maximize consolidated aftertax U.S. dollar cash flows. At June 30, 1995, the company had approximately $725 in contracts to buy or sell foreign currency in the future. The carrying value of such contracts was a liability of $3 and the fair market value was a liability of $76.

5. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1994.

6. The company and Caterpillar Financial Services Corporation (Cat Financial) have an agreement whereby the company agrees to ensure that Cat Financial maintains a tangible net worth of at least $20 at all times ("Support Agreement"). The Support Agreement also requires Cat Financial to maintain for the fiscal year a minimum ratio of earnings before tax plus interest expense to interest expense of 1.15 to 1. If it appeared Cat Financial could not achieve that ratio for a particular year, the company would make a payment to Cat Financial or forgive a payment due from Cat Financial to ensure achievement of that ratio. The obligations of the company under the Support Agreement are to Cat Financial only and are not directly enforceable by any creditor of Cat Financial.

7.   Affiliated Companies

     The company's investments in affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan $(492). The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended     Six Months Ended
                                    Mar. 31,   Mar. 31,    Mar. 31,   Mar. 31,
                                     1995       1994        1995       1994
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  930     $  814      $1,866     $1,598
                                    ======     ======      ======     ======

       Profit (loss) .............  $   10     $    9      $   32     $   25
                                    ======     ======      ======     ======


                                                           Mar. 31,   Sep. 30,
                                                            1995       1994
     FINANCIAL POSITION
       (Unaudited)

       Assets:
         Current assets .................................   $2,194    $1,853
         Land, buildings, machinery and equipment - net..      866       781
         Other assets ...................................      333       298
                                                            ------    ------
                                                             3,393     2,932
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,888     1,575
         Long-term debt due after one year ..............      300       332
         Other liabilities ..............................      151       150
                                                            ------    ------
                                                             2,339     2,057
                                                            ------    ------
       Ownership ........................................   $1,054    $  875
                                                            ======    ======

8. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           Jun. 30,   Dec. 31,
                                                            1995       1994
                                                        (unaudited)

       Raw materials and work-in-process ................   $  860    $  697
       Finished goods ...................................    1,145       942
       Supplies .........................................      206       196
                                                            ------    ------
                                                            $2,211    $1,835
                                                            ======    ======

9.   Following is a computation of profit (loss) per share:

                                       Three Months Ended   Six Months Ended
                                        June 30,  June 30,  June 30,  June 30,
                                         1995      1994      1995      1994
                                                     (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) .......  $  323   $  240     $  623   $   432
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   199.7    203.5      199.9     203.7

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     2.4      2.3        2.4       2.2
                                         ------   ------     ------   -------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   202.1    205.8      202.3     205.9
                                         ======   ======     ======   =======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $1.62    $1.18      $3.11     $2.12

      Assuming full dilution (A/C) ....   $1.60    $1.17      $3.08     $2.10

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations


THREE MONTHS ENDED JUNE 30, 1995 VS. THREE MONTHS ENDED JUNE 30, 1994

     Caterpillar Inc. announced its sixth consecutive quarter of record profit. Profit of $323 million and profit per share of $1.62 were records (after excluding nonrecurring tax-related items from third quarter 1993). Profit improved $83 million or 44 cents per share from the $240 million or $1.18 per share profit in the second quarter of 1994. Sales and revenues of $4.21 billion were also the highest for any quarter in the company's history and increased 17% from the same quarter a year ago. The improvement in sales was the primary reason for the higher profit.
     In addition to company sales at record levels, dealer sales to users were
also at all-time highs.   Worldwide dealer machine inventories increased from
a year ago and are about normal relative to current strong selling rates.
U.S. dealer inventories are slightly above normal and non-U.S. dealer inventories are slightly below normal.
     On June 7, 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over the next three to five years. As of the end of the second quarter, 1.27 million shares had been repurchased under the plan.

Machinery and Engines
     Sales of Machinery and Engines were $4.06 billion, up $567 million from the second quarter of 1994. The sales improvement reflects a 12% increase in volume and 4% better price realization. Profit before tax of $445 million was $125 million higher than the same quarter last year primarily because of the sales increase.
     The increase in physical sales volume resulted primarily from higher machine sales both inside and outside the United States as customer demand continued to improve. The continued weakness of the U.S. dollar contributed to higher sales as the company's products manufactured in the United States are more competitive with products sourced in countries that have stronger currencies compared with the dollar. Price realization improved primarily because of price increases taken over the past year and the effect of the weaker dollar as sales in European currencies translated into more U.S. dollars. The benefit to sales (and margin) of the weaker dollar was limited by currency hedges (forward contracts) covering most U.S. manufactured products sold in Europe. The hedges were put in place in 1991 to protect margins against potential strengthening of the U.S. dollar. Without these currency hedges, sales and margin during the second quarter would have been about $30 million higher. All remaining forward contracts mature during 1995.
     Margin (sales less cost of goods sold) improved $187 million principally because of higher sales volume and better price realization. Margin as a percent of sales was 23.4%, a 1.6 percentage point increase from the second quarter a year ago. The benefits of improved volume and price realization were partially offset by the effect of the weaker dollar as costs in European currencies and the Japanese yen translated into more U.S. dollars and proportionately higher sales of lower margin products. Sales of lower margin products continue to increase and contribute to the company's overall margin, but at a rate that is slightly less than the average margin on other products.
     Over the long term, a weaker dollar should favorably impact Caterpillar's sales and margins. Most of the company's key competitors have their principal manufacturing operations based in Japan or European countries with strong
currencies.   The majority of Caterpillar's manufacturing assets are in the
United States. Consequently, with a weaker dollar, the company's costs compared with these competitors are relatively lower. As a major net exporter from the United States, the weaker dollar has a favorable impact on Caterpillar's global competitive position.
     Company inventories were up from one year ago; however, inventory levels are consistent with current selling rates and inventory turnover continues to improve.
     Selling, general and administrative expenses of $378 million were $49 million higher than the second quarter a year ago. The increase reflects higher spending levels to support increased sales volume (including parts distribution costs), inflation on costs and the effect of the weaker dollar as costs in European currencies translated into more U.S. dollars.
     Research and development expenses of $98 million increased $14 million from the same period last year, a result of expanded activity for new product introductions.
     Operating profit of $473 million was $124 million higher than the second quarter of 1994. As a percent of sales, operating profit of 11.7% was up 1.7 percentage points and has continued to improve.
     Interest expense decreased $2 million from the year-earlier quarter as the benefit of lower average debt of approximately $300 million was partially offset by higher interest rates.
     Other income/expense was income of $20 million, about the same as a year ago.

Financial Products
     Financial Products' before tax profit was $30 million, compared with $14 million in the second quarter of 1994. The improvement reflects a $9 million
favorable change in the   mark-to-market adjustment for Caterpillar Financial
Services Corporation's written interest rate caps and Cat Financial's larger average portfolio of earnings assets. The written interest rate caps were terminated by Cat Financial during the second quarter of 1995.
     Revenues of $154 million were $41 million higher primarily because of Cat Financial's larger portfolio. Cat Financial's new retail business was $730 million, a $189 million or 35% increase compared with the same quarter last year.
     Selling, general and administrative expenses increased $12 million from a year ago resulting from depreciation of a higher volume of equipment on operating leases and other volume-related expenses at Cat Financial. Interest expense of $72 million was up $21 million because of an increase in average borrowings to support the larger portfolio.
     Other income/expense was income of $7 million compared with expense of $1 million in the second quarter of 1994. The favorable change reflects a $5 million mark-to-market gain for interest rate caps in the current quarter, compared with a $4 million mark-to-market loss in the same quarter last year.

Income Taxes
     Tax expense of $156 million increased $56 million due to higher before-tax profit and a 33% estimated annual tax rate compared with 30% a year ago.

THREE MONTHS ENDED JUNE 30, 1995 VS THREE MONTHS ENDED MARCH 31, 1995

     Second-quarter profit of $323 million or $1.62 per share was $23 million higher than profit of $300 million or $1.50 per share in the first quarter of this year. The improvement reflects an increase in sales and revenues of $300 million partially offset by an increase in costs that generally occurs from the first to the second quarter due to timing of expenses.

Machinery and Engines
     Profit before tax for Machinery and Engines was $445 million, up $45 million from the previous quarter. Sales of $4.06 billion increased $286 million because of 6% higher physical sales volume and 2% improved price realization. The increase in physical sales volume was primarily due to higher machine and engine sales outside the United States. The improvement in price realization reflects price increases and the benefit of the weaker dollar on sales.
     Margin of $949 million was up $66 million because of the sales increase. Margin as a percent of sales was the same as last quarter as the favorable impact of higher sales was partially offset by the impact of the weaker dollar on costs and proportionately higher sales of lower margin products.
     Selling, general and administrative expenses were $378 million, up $17 million from the first quarter. The increase was primarily the result of timing of expenses, as the first quarter is generally a lower cost quarter for these types of expenses. In addition, the weaker dollar and volume-related parts distribution expenses contributed to the increase.
     Research and development expenses were $12 million higher than the previous quarter primarily because of timing of expenses.
     Operating profit of $473 million increased $37 million from the first quarter. Operating profit as a percent of sales was 11.7%, up from the strong 11.6% for the first quarter.
     Interest expense of $48 million was the same as last quarter.
     Other income/expense was income of $20 million, compared with income of $12 million in the first quarter. The increase was principally because of a favorable change in foreign exchange gains and losses.

Financial Products
     Profit before tax for Financial Products was $30 million, slightly less than first-quarter profit of $32 million.

Income Taxes
     Tax expense was up $13 million from the first quarter because of higher before-tax profit.

Affiliated Companies
     The company's share of affiliated companies' results was $4 million, compared with $11 million last quarter. The decline resulted from a slight decrease in sales and lower land sale gains at the company's 50%-owned affiliate, Shin Caterpillar Mitsubishi Ltd. in Japan.

SIX MONTHS ENDED JUNE 30, 1995 VS. SIX MONTHS ENDED JUNE 30, 1994

     Profit for the six months ended June 30, 1995 was $623 million or $3.11 per share of common stock, an improvement of $191 million over profit of $432 million or $2.12 per share for the first six months of 1994. Sales and revenues of $8.13 billion were $1.24 billion higher than last year and were the primary reason for the improvement in profit.

Machinery and Engines
     Sales were $7.83 billion, an increase of $1.12 billion from the same period last year. Before-tax profit was $845 million, an improvement of $275 million. The primary reason for the increase in profit was higher sales -- a 13% increase in physical sales volume and a 4% improvement in price realization.
     The increase in physical sales volume resulted primarily from higher machine sales both inside and outside the United
States as customer demand continued to improve over the past year. The continued weakness of the U.S. dollar contributed to higher sales as the company's products manufactured in the United States are more competitive with products sourced in countries that have stronger currencies compared with the dollar. Price realization improved primarily because of price increases taken over the past year and the effect of the weaker dollar as sales in European currencies translated into more U.S. dollars. The benefit to sales (and margin) of the weaker dollar was limited by currency hedges (forward contracts) covering most U.S. manufactured products sold in Europe. The hedges were put in place in 1991 to protect margins against potential strengthening of the U.S. dollar. Without these currency hedges, sales and margin during the period would have been about $60 million higher. All remaining forward contracts mature during 1995.
     Margin (sales less cost of goods sold) increased $372 million primarily because of higher sales volume and better price realization. These favorable items were partially offset by the effect of the weaker dollar on costs, proportionately higher sales of lower margin products and inflation on material costs. Sales of lower margin products continue to increase and contribute to the company's overall margin, but at a rate that is slightly less than the average margin on other products. Total margin as a percent of sales was 23.4%, a 1.5 percentage point increase from a year ago.
     Selling, general and administrative expenses were $97 million higher than the same period last year because of higher spending levels to support increased sales volume (including parts distribution costs), inflation on costs and the effect of the weaker dollar as costs in European currencies translated into more U.S. dollars.
     Research and development expenses were up $24 million from the first six months of 1994, a result of expanded activity for new product introductions.
     Interest expense of $96 million was $5 million lower than a year ago as the benefit of lower average debt of approximately $300 million was partially offset by higher interest rates.
     Other income/expense was income of $32 million compared with income of $13 million last year. The improvement primarily reflects the absence of a $17 million 1994 charge related to the settlement of two class action complaints.

Financial Products
     Before-tax profit for Financial Products was $62 million, up $37 million from the first six months of 1994. The increase was a result of a $24 million favorable change in the unrealized mark-to-market adjustment for Cat Financial's written interest rate caps and from Cat Financial's larger portfolio of earning assets. These written caps were terminated during the second quarter of 1995.
     Revenues of $294 million increased $76 million from a year ago, a result of Cat Financial's larger portfolio.
     Selling, general and administrative expenses were $113 million, compared with $90 million in the first six months of 1994. The increase reflects depreciation of a higher volume of equipment on operating leases and other volume-related expenses at Cat Financial. Interest expense was $138 million for the first six months, up $41 million because of higher average borrowings to support the larger portfolio.
     Other income/expense was income of $19 million compared with expense of
$6 million a year ago.    The favorable change resulted from a $11 million
mark-to-market gain for interest rate caps in the current period, compared with a $13 million unrealized mark-to-market loss during the same period last year.

Income Taxes
     Tax expense was $299 million, $120 million higher than a year ago. The increase reflects higher before-tax profit and a 33% estimated annual tax rate compared with 30% for the first six months of 1994.

Affiliated Companies
     The company's share of affiliated companies' results was $15 million, down $1 million from a year ago.

SALES
     Following are summaries of second-quarter company sales and dealer deliveries compared with the same quarter in 1994.

Company Sales Inside the United States
     Caterpillar sales inside the United States were $2.05 billion, a $236 million or 13% increase from the same quarter a year ago. The improvement was due primarily to stronger industry demand for machines and engines. Company sales also benefited from higher price realization and less dealer inventory reduction than in the second quarter of 1994.
     Sales inside the United States were 50% of total sales.

U.S. Dealer Machine Sales to End-Users
     Sales were up from a year ago, with an increase in the commodity sectors more than offsetting declines in the construction and industrial sectors.
     Sales to the construction sector declined:
     - Highway sales were above year-earlier levels even though spending on highway construction and repair was down.
     - Sales to the commercial, industrial and government building sector were lower despite higher levels of construction spending in these areas.

     - Housing-related sales fell from a year ago, reflecting the decline in housing starts.
     Sales increased in all commodity sectors, registering a gain over year-earlier levels:
     - Sand and quarry mining sector sales were higher, reflecting stronger mining activity in response to greater levels of nonresidential construction.
     - Sales for coal mining applications were up despite lower mine production.
     - Metal mining-related sales also were up over last year's levels. Mine production and metal prices were up.
     - Sales to the agricultural sector were up reflecting the introduction of new models.
     - Forestry-related sales were above year ago levels even though forestry production was lower. Lumber and especially pulp prices, however, were higher.
     - Sales to the petroleum sector also were up even though pipeline construction continued to trend down. Oil prices were higher than a year ago but natural gas prices were lower.
     Sales into the solid waste applications were unchanged while sales to industrial applications were down.

Deliveries to U.S. Dealer Rental Fleets
     Deliveries to U.S. dealers for their dedicated rental fleets increased over second quarter 1994 levels. U.S. dealer rental inventories increased from first quarter levels and were above year ago levels at the end of the second quarter.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories were down from the end of the first quarter. Compared to second quarter 1994 inventories are up, however, this level is only slightly above normal relative to current strong selling rates.

Company Engine Sales Inside the United States
     Sales of diesel engines increased over the same quarter last year due to higher demand for on-highway truck engines from Original Equipment Manufacturers and due to stronger end-user demand for engines in power generation, marine and material handling applications. Sales of turbine engines declined.

Company Sales Outside the United States
     Caterpillar sales outside the United States were $2.01 billion, a $331 million or 20% increase from second quarter 1994. The improvement was due primarily to higher demand from end-users. Company sales also benefited from improved price realization and from an increase in dealer's new machine inventories which had declined in the second quarter of 1994.
     Sales outside the United States represented 50% of worldwide sales.

Dealer Machines Sales to End-Users Outside the United States
     Dealer sales outside the United States were up from second-quarter 1994 levels. Sales were higher in all regions except Latin America, the Commonwealth of Independent States (CIS), Japan and China.
<PAGE<

     - Europe: Sales rose in all but a few countries. These gains reflect continued economic recovery and a rebound in investment activity. Demand increased in each of the five largest economies and especially in the United Kingdom.
     - Asia (excluding China and Japan): Sales increased as excellent economic growth continues. Thailand, Indonesia and Malaysia experienced the largest gains.
     - Canada:  Strong industry demand and an increased share of industry
       sales pushed dealer sales above year-earlier levels.   Increases were
       registered in all natural resource sectors as well as highway construction.
     - Africa and the Middle East: Demand was up reflecting improved commodity prices, exports and economic growth. Africa, particularly South Africa, registered large gains while sales to the Middle East declined.
     - Latin America: Sales declined due primarily to severe recession in Mexico. Argentina, Venezuela and Ecuador also registered large sales declines.
     - Australia: Sales were higher than the same quarter a year ago with gains registered in coal and metal mining as well as housing.
     - CIS: Sales were below second quarter last year which was exceptionally strong.
     - Japan:  Sales were down reflecting the current weakness in the market.
     - China: Sales were down from second-quarter 1994 levels but year-to-date sales remain ahead of last year.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were up from the end of the first quarter and from the end of second quarter 1994. However, because demand has also improved, dealer inventories remain slightly below normal relative to current selling rates.

Company Engine Sales Outside the United States
     Sales of diesel engines increased as user demand strengthened in all regions and all applications. The largest gains were registered in the power generation and marine markets. Sales of turbine engines were unchanged.

PLANT CLOSING AND CONSOLIDATION COSTS
     At June 30, 1995 the reserve for plant closing and consolidation costs was $321 million. Of this balance, $175 million related to costs associated with the probable closure of the Component Products Division's York, Pennsylvania, facility. The probable closing of the York facility was announced in December 1991. The company determined that unless significant cost reductions wee made, the unit would be closed -- probably in the 1996 time frame.
     Also in the reserve for plant closing and consolidation costs at June 30, 1995, was $119 million for write-downs of buildings, machinery and equipment at previously closed facilities. The remainder of the reserve related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is amortized as the benefits are provided. Currently amortization periods are through 2003.

LABOR UPDATE
     The strike by the United Auto Workers (UAW) union that began on June 21, 1994, at eight of the company's U.S. facilities continued. These striking employees represent about 16% of Caterpillar's total work force. The ongoing strike had no impact on the company's ability to meet the needs of its customers.

EMPLOYMENT
     At the end of the second quarter, Caterpillar's worldwide employment, including UAW members on strike, was 54,499, compared with 52,712 one year ago. Hourly employment increased 1,639 to 32,408, while salaried and management employment increased 148 to 22,091.

1995 OUTLOOK
     The worldwide industry outlook for 1995 remains essentially unchanged from that issued at the beginning of the year. Industry demand for machines and engines is forecast to grow moderately with stronger sales in Europe, Africa and the Middle East, Asia and Canada. Demand for machines in the United States, Australia and Latin America should remain near 1994 levels while demand for engines is expected to surpass last year's levels.
     Industry demand is expected to be stronger than last year in Europe and Africa and the Middle East. We continue to believe that European central banks will lower interest rates if necessary to sustain moderate economic growth. In the United States actions by the Federal Reserve over the past 18 months are expected to slow the economy, resulting in lower industry demand for the second half.
     In Japan, the forecast has been revised down as the economy has failed to develop the momentum for recovery that was earlier anticipated. The strong yen and a host of other factors point to very weak growth in 1995 which will likely result in a slight decline in industry demand. The economic outlook also has been revised down for Canada and Australia which are now expected to experience moderate instead of good economic growth.
     Elsewhere, weak growth remains the forecast for Latin America and industry demand is unlikely to surpass 1994 levels. Strong economic and industry growth are still forecast for Asia including China.
     In summary, the outlook for worldwide industry demand remains essentially unchanged despite weaker economic outlooks for several countries. The 1995 outlook for company sales and profits remains unchanged.

B.  Liquidity & Capital Resources

     Consolidated operating cash flows totaled $468 million in the second quarter of 1995, compared with $541 million in the second quarter of 1994.
     Total debt at the end of the quarter was $6.90 billion, an increase of $1.00 billion from year-end 1994. Over this period, debt related to Machinery & Engines decreased $17 million, to $2.02 billion, while debt related to Financial Products increased $1.02 billion to $4.88 billion.

Machinery and Engines
     Operating cash flows totaled $419 million in the second quarter of 1995, compared with $538 million in the second quarter of 1994. The cash flow increase is primarily the result of increased profitability and a decrease in receivables.
     Capital expenditures, excluding equipment leased to others, totaled $80 million in the second quarter compared with $88 million a year ago. The percent of debt to debt plus stockholders equity improved to 37% at June 30, 1995, from 41% at December 31, 1994.

Financial Products
     Operating cash flows totaled $49 million in the second quarter of 1995, compared with $3 million in the second quarter of 1994. Cash used to purchase equipment leased to others totaled $38 million in the second quarter of 1995. In addition, second-quarter 1995 net cash used for finance receivables was $946 million, compared with $184 million during the second quarter of 1994.
     Financial Products' debt was $4.88 billion at June 30, 1995, an increase of $1.02 billion from December 31, 1994. At the end of the second quarter, finance receivables past due over 30 days were 2.2%, compared with 3.2% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.5:1 at June 30, 1995, compared with 7.3:1 at June 30, 1994.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)	Exhibits
          Exhibit No.              Description

             27                    Financial Data Schedule


     (b)	One report, dated June 7, 1995, on Form 8-K was filed during the quarter ending June 30, 1995, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date:   August 3, 1995     	By:     /s/ D. R. Oberhelman
                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer

Date:   August 3, 1995	     By:     /s/ R. R. Atterbury III
                                     R. R. Atterbury III, Secretary

                              EXHIBIT INDEX



Exhibit
Number             Description

  27               Financial Data Schedule