Form 10-Q
period 1995-09-30
CATERPILLAR INC
filed 1995-10-27
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1995

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

At September 30, 1995, 197,519,358 shares of common stock of the Registrant were outstanding.


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES
               Statement of Consolidated Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                        Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,   Sep. 30, Sep. 30,
                                          1995      1994       1995     1994
MACHINERY AND ENGINES:
  Sales ................................ $3,568   $ 3,390    $11,400  $10,063
                                         ------    ------     ------   ------
  Operating costs:
    Cost of goods sold .................  2,878     2,674      8,878    7,887
    Selling, general and
      administrative expenses ..........    352       332      1,091      974
    Research and development expenses ..     89        69        273      229
                                        ------    ------     ------   ------
                                          3,319     3,075     10,242    9,090
                                         ------    ------     ------   ------
 Operating profit .....................    249       315      1,158      973
 Interest expense .....................     48        49        144      150
                                         ------    ------     ------   ------
                                            201       266      1,014      823
  Other income .........................     40        23         72       36
                                         ------    ------     ------   ------
  Profit before taxes ..................    241       289      1,086      859
                                         ------    ------     ------   ------
FINANCIAL PRODUCTS:
  Revenues .............................    165       119        459      337
                                         ------    ------     ------   ------
  Operating costs:
    Selling, general and
      administrative expenses ..........     57        46        170      136
    Interest expense ...................     80        54        218      151
                                         ------    ------     ------   ------
                                            137       100        388      287
                                         ------    ------     ------   ------
  Operating profit .....................     28        19         71       50
  Other income (expense) ...............     11         4         30       (2)
                                         ------    ------     ------   ------
  Profit before taxes ..................     39        23        101       48
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES .......    280       312      1,187      907
  Provision for income taxes ...........     69        75        368      254
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    211       237        819      653
  Equity in profit of
    affiliated companies (Note 7) ......      2         7         17       23
                                         ------    ------     ------   ------
PROFIT ................................. $  213   $   244    $   836  $   676
                                         ======    ======     ======   ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 9):

  Profit ............................... $ 1.07   $  1.20    $  4.19  $  3.32
                                         ======    ======     ======   ======
Cash dividends paid per share of
  common stock ......................... $  .35   $   .15    $   .85  $   .30


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Sep. 30,  Dec. 31,
                                                         1995      1994
ASSETS
  Current assets:
    Cash and short-term investments .................  $   897   $   419
    Receivables -- trade and other ..................    2,537     2,971
    Receivables -- finance ..........................    1,771     1,319
    Deferred income taxes and prepaid expenses ......      911       865
    Inventories (Note 8) ............................    2,188     1,835
                                                       -------   -------
  Total current assets ..............................    8,304     7,409
  Land, buildings, machinery, and equipment -- net ..    3,549     3,776
  Long-term receivables -- trade and other ..........      114       125
  Long-term receivables -- finance ..................    3,213     2,669
  Investments in affiliated companies (Note 7) ......      543       455
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,175     1,243
  Intangible assets .................................      240       237
  Other assets ......................................      348       336
                                                       -------   -------
TOTAL ASSETS ........................................  $17,486   $16,250
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $ 1,222   $   740
    Accounts payable and accrued expenses ...........    2,695     2,624
    Accrued wages, salaries, and employee benefits ..      827     1,047
    Dividends payable ...............................        -        50
    Deferred and current income taxes payable .......      179       144
    Long-term debt due within one year ..............      951       893
                                                       -------   -------
  Total current liabilities .........................    5,874     5,498

  Long-term debt due after one year .................    4,589     4,270
  Liability for postemployment benefits .............    3,502     3,548
  Deferred income taxes .............................       27        23
                                                       -------   -------
TOTAL LIABILITIES ...................................   13,992    13,339
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued (Sep. 30, 1995 -- 203,723,656;
    Dec. 31, 1994 -- 203,723,656) at paid in amount .      901       923
  Profit employed in the business ...................    2,677     1,961
  Foreign currency translation adjustment ...........      284       205
  Less treasury stock (Sep. 30, 1995 -- 6,204,298
    shares; Dec. 31, 1994 -- 3,281,569 shares)
    at cost..........................................     (368)     (178)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,494     2,911
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $17,486   $16,250
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1994 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Sep. 30,  Dec. 31,
                                                         1995      1994
ASSETS
  Current assets:
    Cash and short-term investments .................  $   857   $   395
    Receivables -- trade and other ..................    2,422     2,919
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      894       888
    Inventories (Note 8).............................    2,188     1,835
                                                       -------   -------
  Total current assets ..............................    6,361     6,037
  Land, buildings, machinery, and equipment -- net ..    3,149     3,343
  Long-term receivables -- trade and other ..........      114       125
  Long-term receivables -- finance ..................        -         -
  Investments in affiliated companies (Note 7) ......      543       455
  Investments in Financial Products subsidiaries ....      646       548
  Deferred income taxes .............................    1,195     1,254
  Intangible assets .................................      240       237
  Other assets ......................................      115       143
                                                       -------   -------
TOTAL ASSETS ........................................  $12,363   $12,142
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    82   $    17
    Accounts payable and accrued expenses ...........    2,382     2,416
    Accrued wages, salaries, and employee benefits ..      825     1,045
    Dividends payable ...............................        -        50
    Deferred and current income taxes payable .......      111       112
    Long-term debt due within one year ..............        6        86
                                                       -------    -------
  Total current liabilities .........................    3,406     3,726
  Long-term debt due after one year .................    1,934     1,934
  Liability for postemployment benefits .............    3,502     3,548
  Deferred income taxes .............................       27        23
                                                       -------   -------
TOTAL LIABILITIES ...................................    8,869     9,231
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (Sep. 30, 1995 -- 203,723,656;
    Dec. 31, 1994 -- 203,723,656) at paid in amount .      901       923
  Profit employed in the business ...................    2,677     1,961
  Foreign currency translation adjustment ...........      284       205
  Less treasury stock (Sep. 30, 1995 -- 6,204,298
    shares; Dec. 31, 1994 -- 3,281,569 shares)
    at cost..........................................     (368)     (178)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,494     2,911
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $12,363   $12,142
                                                       =======   =======
The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1994 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Sep. 30,  Dec. 31,
                                                         1995      1994
ASSETS
  Current assets:
    Cash and short-term investments ................. $    40    $    24
    Receivables -- trade and other ..................     123         96
    Receivables -- finance ..........................   1,771      1,319
    Refundable income taxes .........................       -          -
    Deferred income taxes and prepaid expenses ......      19          3
    Inventories (Note 8) ............................       -          -
                                                      -------    -------
  Total current assets ..............................   1,953      1,442

  Land, buildings, machinery, and equipment -- net ..     400        433
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   3,213      2,669
  Investments in affiliated companies (Note 7) ......       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       -          -
  Intangible assets .................................       -          -
  Other assets ......................................     233        193
                                                      -------    -------
TOTAL ASSETS ........................................ $ 5,799    $ 4,737
                                                      =======    =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $ 1,140    $   723
    Accounts payable and accrued expenses ...........     322        278
    Accrued wages, salaries, and employee benefits ..       2          2
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......      68         32
    Long-term debt due within one year ..............     945        807
                                                      -------    -------
  Total current liabilities .........................   2,477      1,842
  Long-term debt due after one year .................   2,655      2,336
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................      21         11
                                                      -------    -------
TOTAL LIABILITIES ...................................   5,153      4,189
                                                      -------    -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (Sep. 30, 1995 -- 203,723,656
    Dec. 31, 1994 -- 203,723,656) at paid in amount .     333        303
  Profit employed in the business ...................     306        245
  Foreign currency translation adjustment ...........       7          -
  Less treasury stock (Sep. 30, 1995 -- 6,204,298
    shares; Dec. 31, 1994 -- 3,281,569 shares)
    at cost..........................................       -          -
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     646        548
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 5,799    $ 4,737
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1994 amounts.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Sep. 30,  Sep. 30,
                                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   836    $   676
  Adjustments for noncash items:
    Depreciation and amortization .....................   517        509
    Profit of Financial Products ......................     -          -
    Other .............................................   146         75
  Changes in assets and liabilities:
    Receivables -- trade and other ..................     468       (353)
    Inventories .....................................    (344)      (206)
    Accounts payable and accrued expenses ...........      81        404
    Other -- net ....................................    (252)        66
                                                      -------    -------
Net cash provided by operating activities ...........   1,452      1,171
                                                      -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (256)      (285)
  Expenditures for equipment leased to others .......    (127)      (128)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      66         76
  Additions to finance receivables ..................  (3,770)    (2,048)
  Collections of finance receivables ................   1,887      1,254
  Proceeds from sale of finance receivables..........     935        241
  Other -- net ......................................     (42)       (49)
                                                      -------    -------
Net cash used for investing activities ..............  (1,307)      (939)
                                                      -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (169)       (61)
  Common stock issued, including treasury
    shares reissued .................................       -         12
  Treasury shares purchased..........................    (226)      (116)
  Proceeds from long-term debt issued ...............     930        707
  Payments on long-term debt ........................    (792)      (601)
  Short-term borrowings -- net ......................     664         74
                                                      -------    -------
Net cash provided by financing activities ...........     407         15
                                                      -------    -------
Effect of exchange rate changes on cash .............     (74)         3
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................     478        250

Cash and short-term investments at the
  beginning of the period ...........................     419         83
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   897    $   333
                                                      =======    =======
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Sep. 30,  Sep. 30,
                                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   836    $   676
  Adjustments for noncash items:
    Depreciation and amortization ...................     442        441
    Profit of Financial Products ....................     (61)       (32)
    Other ...........................................      82         58

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     531       (311)
    Inventories .....................................    (344)      (206)
    Accounts payable and accrued expenses ...........      (1)       320
    Other -- net ....................................    (238)        81
                                                      -------    -------
Net cash provided by operating activities ...........   1,247      1,027
                                                      -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (254)      (284)
  Expenditures for equipment leased to others .......      (6)        (4)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      13         12
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Other -- net ......................................     (47)       (46)
                                                      -------    -------
Net cash used for investing activities ..............    (294)      (322)
                                                      -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (169)       (61)
  Common stock issued, including treasury
    shares reissued .................................       -         12
  Treasury shares purchased..........................    (226)      (116)
  Proceeds from long-term debt issued ...............       -          -
  Payments on long-term debt ........................     (87)      (215)
  Short-term borrowings -- net ......................      65        (84)
                                                      -------    -------
Net cash used for financing activities ..............    (417)      (464)
                                                      -------    -------
Effect of exchange rate changes on cash .............     (74)         2
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................     462        243

Cash and short-term investments at the
  beginning of the period ...........................     395         62
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   857    $   305
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Sep. 30,  Sep. 30,
                                                         1995      1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $    61    $    32
  Adjustments for noncash items:
    Depreciation and amortization ...................      75         68
    Profit of Financial Products ....................       -          -
    Other ...........................................      40         17

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (27)       (14)
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      21         26
    Other -- net ....................................      35         15
                                                      -------    -------
Net cash provided by operating activities ...........     205        144
                                                      -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (2)        (1)
  Expenditures for equipment leased to others .......    (121)      (124)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      53         64
  Additions to finance receivables ..................  (3,770)    (2,048)
  Collections of finance receivables ................   1,887      1,254
  Proceeds from sale of finance receivables..........     935        241
  Other -- net ......................................     (25)       (28)
                                                      -------    -------
Net cash used for investing activities ..............  (1,043)      (642)
                                                      -------    -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................      30         25
  Treasury shares purchased..........................       -          -
  Proceeds from long-term debt issued ...............     930        707
  Payments on long-term debt ........................    (705)      (386)
  Short-term borrowings -- net ......................     599        158
                                                      -------    -------
Net cash provided by financing activities ...........     854        504
                                                      -------    -------
Effect of exchange rate changes on cash .............       -          1
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................      16          7

Cash and short-term investments at the
  beginning of the period ...........................      24         21
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    40    $    28
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and nine-month periods ended September 30, 1995 and 1994, (b) the consolidated financial position at September 30, 1995 and December 31, 1994, and (c) the consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994 have been made.

2. The results for the three- and nine-month periods ended September 30, 1995 are not necessarily indicative of the results for the entire year 1995.

3. When inflationary effects are material, the company removes certain components of foreign currency exchange gains and losses arising from operations in Brazil's highly inflationary economy from "Other income" on the Statement of Consolidated Results of Operations and includes these amounts on the operating statement lines where the related inflationary effects are reported. Consequently, exchange gains and losses on local currency denominated debt and cash deposits, where the interest rates reflect the rate of inflation, are offset against interest expense or interest income, respectively. Similarly, exchange gains on local currency liabilities subject to monetary correction are offset against the related expense. This treatment was applied for the first half of 1994. The 1995 inflationary effects through the third quarter were immaterial.

4. The company buys and sells currencies in amounts large enough to cover requirements for the business, and to protect its financial and competitive positions in those currencies whose relative values may change in foreign exchange markets. The company manages foreign exchange exposures that arise from cash inflows or outflows denominated in currencies other than the U.S. dollar with the objective to maximize consolidated aftertax U.S. dollar cash flows. At Sept. 30, 1995, the company had approximately $765 in contracts to buy or sell foreign currency in the future. The carrying value of such contracts was an asset of $2 and the fair market value was a liability of $28.

5. In its Form 10-K for 1993, the company reported settlement of a consolidated class action lawsuit and institution of a declaratory judgment action against its directors and officers liability insurer to recover a portion of the settlement amount. On September 29, 1995, the company reached an agreement with the insurer under which the insurer agreed to reimburse the company in the amount of $10 million with respect to the class action settlement. Pursuant to that agreement, the declaratory judgment action against the insurer was dismissed. As noted in the Management's Discussion and Analysis, the $10 million reimbursement was recorded as "Other income/(expense)". The company has reviewed the status of its other legal and environmental contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1994.

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

7.   Affiliated Companies

     The company's investments in affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan $(503). The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended     Nine Months Ended
                                    June 30,   June 30,    June 30,   June 30,
                                     1995       1994        1995       1994
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  957     $  832      $2,823     $2,430
                                    ======     ======      ======     ======

       Profit (loss) .............  $    2     $   12      $   34     $   37
                                    ======     ======      ======     ======


                                                           June 30,   Sep. 30,
                                                            1995       1994
     FINANCIAL POSITION
       (Unaudited)

       Assets:
         Current assets .................................   $2,158    $1,853
         Land, buildings, machinery and equipment - net..      879       781
         Other assets ...................................      346       298
                                                            ------    ------
                                                             3,383     2,932
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,880     1,575
         Long-term debt due after one year ..............      289       332
         Other liabilities ..............................      154       150
                                                            ------    ------
                                                             2,323     2,057
                                                            ------    ------
       Ownership ........................................   $1,060    $  875
                                                            ======    ======

8. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           Sep. 30,   Dec. 31,
                                                            1995       1994
                                                        (unaudited)

       Raw materials and work-in-process ................   $  846    $  697
       Finished goods ...................................    1,130       942
       Supplies .........................................      212       196
                                                            ------    ------
                                                            $2,188    $1,835
                                                            ======    ======

9.   Following is a computation of profit (loss) per share:

                                        Three Months Ended  Nine Months Ended
                                        Sep. 30,  Sep. 30,  Sep. 30,  Sep. 30,
                                         1995      1994      1995      1994
                                                     (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) .......  $  213   $  244     $  836   $   676
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   198.3    203.0      199.4     203.5

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     2.3      2.2        1.8       2.1
                                         ------   ------     ------   -------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   200.6    205.2      201.2     205.6
                                         ======   ======     ======   =======
III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $1.07    $1.20      $4.19     $3.32

      Assuming full dilution (A/C) ....   $1.06    $1.19      $4.15     $3.29



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30,
1994

     The company reported third-quarter profit of $213 million or $1.07 per share of common stock. This compares with profit of $244 million or $1.20
per share for the third quarter of 1994.   Sales and revenues were $3.73
billion, an increase of $224 million from the same quarter a year ago.   The
decrease in profit was primarily a result of the unfavorable impact of the weaker dollar on costs, higher sales discounts and an unfavorable change in geographic sales mix. These factors more than offset the benefit from higher sales.
     Worldwide, company sales expectations for 1995 remain unchanged. Sales and profit for the fourth quarter are expected to be above third-quarter
levels.   Sales and profit are expected to reach record levels for the third consecutive year.
     On June 7, 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over the next three to five years. As of the end of the third quarter, 3 million shares (1.5%) had been repurchased under the plan.

Machinery and Engines
     Sales of Machinery and Engines were $3.57 billion, $178 million higher than the same quarter last year. The increase reflects a 4% improvement in sales volume and 1% better price realization. Profit before tax was $241 million, a decrease of $48 million from profit of $289 million a year ago.
     The increase in physical sales volume reflects an increase in machine and engine sales outside the United States, partially offset by a decrease in machine sales inside the United States. Price realization improved because of price increases taken over the past year and the effect of the weaker dollar as sales in European currencies translated into more U.S. dollars. These factors were partially offset by higher sales discounts and an unfavorable change in geographic sales mix. The benefit to sales (and margin) of the weaker dollar was limited by currency hedges (forward contracts) covering most U.S. manufactured product sold in Europe. The hedges were put in place in 1991 to protect margins against potential strengthening of the U.S. dollar. Without these currency hedges, sales and margin during the third quarter would have been about $35 million higher. All remaining forward contracts mature in 1995.
     Margin (sales less cost of goods sold) declined $26 million. The decline reflects the effect of the weaker dollar as costs incurred in European currencies and the Japanese yen translated into more U.S. dollars, higher costs due to inflation and inefficiencies resulting from lower production volumes to maintain dealer and company inventories in line with dealer selling
rates.   Inefficiencies result when production is reduced and fixed costs continue, negatively affecting margin.
     Compared with the third quarter of last year, the U.S. dollar weakened approximately 10% relative to the Belgian franc, the German mark and the Japanese yen. These unfavorable items more than offset the benefits of improved sales volume and price realization. Margin as a percent of sales was 19.3%, a 1.8 percentage point decrease from the third quarter a year ago.
     Selling, general and administrative expenses were $352 million compared with $332 million the same quarter last year. During the third quarter of 1994, a significant number of SG&A employees were working in manufacturing areas as a result of the United Auto Workers (UAW) union strike. Consequently, the labor costs associated with those employees were assigned to cost of goods sold. SG&A expenses increased in 1995 as those employees have returned to their regular jobs. The increase also reflects activity to support higher sales volume and expanded operations around the world, higher costs due to inflation and the effect of the weaker dollar as costs in European currencies translated into more U.S. dollars. Partially offsetting the increase was a favorable adjustment to insurance reserves based on an annual actuarial valuation and a decrease in incentive pay expense.
     Research and development (R&D) expenses of $89 million were $20 million higher primarily because R&D employees who worked in manufacturing functions during the third quarter of 1994 were back in their regular jobs in 1995.
     Operating profit of $249 million was $66 million lower than the same period last year. As a percent of sales, operating profit of 7.0% was down
2.3 percentage points.
     Interest expense was about the same as the third quarter a year ago. Other income/expense was income of $40 million compared with income of
23 million during the third quarter of 1994. The current quarter benefited from a $10 million reimbursement under the company's insurance coverage for the settlement of two class action complaints.

Financial Products
     Financial Products' before tax profit was $39 million, up $16 million from the same quarter a year ago primarily because of a larger portfolio of earning assets at Caterpillar Financial Services Corporation.
     Revenues of $165 million increased $46 million, a result of a larger portfolio. Cat Financial financed new retail business of $779 million, a $282 million or 57% increase compared with the third quarter of 1994.
     Selling, general and administrative expenses increased $11 million, reflecting a higher provision for credit losses and other volume-related expenses at Cat Financial. Interest expense was $26 million higher because of an increase in average borrowings to support the larger portfolio.
     Other income/expense was income of $11 million compared with income of $4 million during the year-earlier quarter. The improvement reflects a $4 million gain on sale of receivables at Cat Financial and increased investment income at Cat Insurance.

Income Taxes
     The provision for income taxes was $69 million, compared with $75 million last year. Third-quarter 1994 tax expense reflected an estimated effective annual tax rate of 28% and a favorable adjustment of $12 million to recognize the impact of a tax rate change from 30%, which had been used for the first six months of 1994. Third-quarter 1995 tax expense reflects an estimated effective annual tax rate of 31% and a favorable adjustment of $18 million to recognize the impact of a change from 33%, which was used for the first six months of the year.

Affiliated Companies
     The company's share of affiliated companies' results declined $5 million from the same quarter last year, primarily a result of lower sales at the company's 50%-owned affiliate, Shin Caterpillar Mitsubishi Ltd. (SCM) in Japan.


THREE MONTHS ENDED SEPTEMBER 30, 1995 VS THREE MONTHS ENDED JUNE 30, 1995

Third quarter profit of $213 million or $1.07 per share declined $110 million or 55 cents per share from the second quarter of this year. The most significant factor contributing to the change was a $480 million decrease in sales and revenues.

Machinery and Engines
     Profit before tax for Machinery and Engines was $241 million, $204 million lower than last quarter primarily because of a $491 million decline in sales. The sales decrease reflects an 11% decline in physical sales volume and 1% lower price realization. The decrease in physical sales volume resulted from lower machine sales volume principally in the United States as
dealers took steps to maintain inventories in line with selling rates.   The
decline in price realization was due to higher sales discounts.
     Margin of $690 million was down $259 million primarily because of lower sales. Margin as a percent of sales was 19.3% compared with 23.4% last quarter. The decrease reflects lower sales and inefficiencies resulting from lower production volumes. The lower volumes were due to planned cuts in scheduled production including employee vacation periods during the quarter.
     Selling, general and administrative expenses declined $26 million from last quarter primarily because of a favorable adjustment to insurance reserves based on an annual actuarial valuation.
     Research and development expenses and interest expense were both about the same as the second quarter.
     Operating profit of $249 million decreased $224 million from the second quarter. Operating profit as a percent of sales was 7.0%, down from 11.7% last quarter.
     Other income/expense was income of $40 million compared with income of $20 million last quarter. The improvement reflects a reimbursement under the company's insurance coverage for the settlement of two class action complaints and several smaller, nonrecurring items.

Financial Products
     Before-tax profit for Financial Products of $39 million was up $9 million from the second quarter, a result of a larger portfolio of earning assets, a gain on sale of receivables at Cat Financial and higher investment income at Cat Insurance. The second quarter benefited from a $5 million mark-to-market gain on Cat Financial's written interest rate caps that were terminated in the second quarter.

Income Taxes
     Tax expense of $69 million was $87 million lower than the prior quarter. The decline reflects lower profit before tax and a change in the estimated effective annual tax rate from 33% to 31%, as well as a favorable adjustment of $18 million to recognize the impact of the tax rate change for the first six months.

Affiliated Companies
     The company's share of affiliated companies' results was $2 million, down $2 million from the second quarter primarily because of lower sales and the absence of land sale gains at SCM.


NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. NINE MONTHS ENDED SEPTEMBER 30, 1994

     Profit for the nine months ended September 30, 1995 was $836 million or $4.19 per share of common stock, an improvement of $160 million over profit of $676 million or $3.32 per share for the first nine months of 1994. Sales and revenues of $11.86 billion were $1.46 billion higher than last year and were the primary reason for the improvement in profit.

Machinery and Engines
     Sales were $11.40 billion, an increase of $1.34 billion from the same period last year. Before-tax profit was $1.09 billion, an improvement of $227 million. The primary reason for the increase in profit was higher sales -- a 10% increase in physical sales volume and a 3% improvement in price realization.
     The increase in physical sales volume resulted primarily from higher machine sales both inside and outside the United States as customer demand improved over the past year. Price realization improved primarily because of price increases taken over the past year and the effect of the weaker dollar as sales in European currencies translated into more U.S. dollars. These factors were partially offset by higher sales discounts and an unfavorable change in geographic sales mix. The benefit to sales (and margin) of the weaker dollar was limited by currency hedges (forward contracts) covering most U.S. manufactured products sold in Europe. The hedges were put in place in 1991 to protect margins against potential strengthening of the U.S. dollar. Without these currency hedges, sales and margin during the period would have been about $100 million higher. All remaining forward contracts mature during 1995.
     Margin increased $346 million primarily because of higher sales volume and better price realization. These favorable items were partially offset by the effect of the weaker dollar on costs, proportionately higher sales of lower margin products and inflation on material costs. Sales of lower margin products continue to increase and contribute to the company's overall margin, but at a rate that is slightly less than the average margin on other products. Total margin as a percent of sales was 22.1%, a .5 percentage point increase from a year ago.
     Selling, general and administrative expenses were $117 million higher than the same period last year because of higher spending levels to support increased sales volume and expanded operations around the world, higher costs due to inflation and the effect of the weaker dollar as costs in European currencies translated into more U.S. dollars. In addition, the absence of the assignment of labor costs from SG&A to cost of goods sold for employees working in manufacturing functions during 1994 contributed to the increase. Partially offsetting these factors was a favorable adjustment to insurance reserves based on an annual actuarial valuation and a decrease in incentive pay expense.
     Research and development expenses were up $44 million from the first nine months of 1994, a result of expanded activity for new product introductions and a decrease in assignment of labor costs from R&D to cost of goods sold as fewer employees were working in manufacturing areas in 1995 compared with 1994.
     Interest expense of $144 million was $6 million lower than a year ago as the benefit of lower average debt of approximately $250 million was partially offset by higher interest rates.
     Other income/expense was income of $72 million compared with income of $36 million last year. The improvement reflects the absence of a $17 million expense in 1994 for the settlement of two class action complaints and a $10 million recovery in 1995 from the company's insurance company related to this settlement.

Financial Products
     Before-tax profit for Financial Products was $101 million, up $53 million from the first nine months of 1994. The increase was a result of Cat Financial's larger portfolio of earning assets and a $25 million favorable change in the unrealized mark-to-market adjustment for Cat Financial's written interest rate caps. These written caps were terminated during the second quarter of 1995.
     Revenues of $459 million increased $122 million from a year ago, the result of Cat Financial's larger portfolio.
     Selling, general and administrative expenses were $170 million, compared with $136 million in the first nine months of 1994. The increase reflects a higher provision for credit losses and other volume-related expenses at Cat Financial. Interest expense was $218 million for the first nine months, up $67 million because of higher average borrowings to support the larger portfolio.
     Other income/expense was income of $30 million compared with expense of
$2 million a year ago.    The favorable change resulted from a $11 million
mark-to-market gain for interest rate caps in the current period, compared with a $14 million unrealized mark-to-market loss during the same period last year.

Income Taxes
     Tax expense was $368 million, $114 million higher than a year ago. The increase reflects higher before-tax profit and a 31% estimated annual tax rate compared with 28% for the first nine months of 1994.

Affiliated Companies
     The company's share of affiliated companies' results was $17 million, down $6 million from a year ago primarily because of lower land sale gains at SCM.


SALES
     Following are summaries of third-quarter company sales and dealer deliveries compared with the same quarter in 1994.

Company Sales Inside the United States
     Caterpillar sales inside the United States were $1.63 billion, a $105 million or 6% decrease from the same quarter a year ago. The decline was due primarily to a steeper reduction in dealers' new machine inventories than occurred during the third quarter last year, a reaction to slower economic growth and improved factory machine availability. This reduction in dealer inventories more than offset stronger industry demand and higher price realization.
     Sales inside the United States were 46% of total sales, down from 51% during the third quarter last year.

U.S. Dealer Machine Sales to End-Users
     Sales were up from a year ago. Industry demand, although softening, was still stronger than a year earlier. Sales to end-users (including rental purchase options) were mixed with gains in the commodity sector offsetting declines in construction, industrial and solid waste applications.
     Sales to the construction sector declined despite higher highway sales:
     - Highway sales were above year-earlier levels reflecting higher spending on highway construction and repair.
         - Sales related to housing were up even though housing starts were lower than a year ago.
     - Commercial, industrial and government building sales were lower despite higher levels of construction spending in these areas.
     Sales to the commodity sector varied by work application but on balance were above year- earlier levels:
     - Coal mining-related sales were higher reflecting higher mine production.
     - Sales to the sand and quarry mining sector were lower although sector production was up.
     - Forestry-related sales were higher even though lumber production was down. Pulp production, however, was higher and so were both lumber and pulp prices.
     - Sales to the agricultural sector were above last year's level reflecting the introduction of new models.
     - Metal mining-related sales were lower despite higher mine production and better metals prices.
     - Sales to the petroleum sector were higher. Oil prices were lower on average for the quarter than a year earlier and pipeline construction continued to trend down.

Deliveries to U.S. Dealer Rental Fleets
     Deliveries to U.S. dealers for their dedicated rental fleets increased over third quarter 1994 levels. U.S. dealer rental inventories increased from second quarter levels and were above year ago levels.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories were down from the end of the second quarter. Compared to third quarter 1994, inventories are up but remain only slightly above normal relative to current selling rates.

Company Engine Sales Inside the United States
     Sales of diesel engines were below year-earlier levels. Lower dealer demand for engines in power generation and industrial applications more than offset higher sales to truck Original Equipment Manufacturers (OEMs). Industry demand for trucks, although softening, was still stronger than a year earlier. Sales of turbine engines declined.

Company Sales Outside the United States
     Caterpillar sales outside the United States were $1.94 billion, a $283 million or 17% increase from third quarter 1994. The improvement was due primarily to higher demand from end-users. Company sales also benefited from an increase in dealers' new machine inventories and improved price realization.
     Sales outside the United States represented 54% of worldwide sales.

Dealer Machine Sales to End-Users Outside the United States
     Dealer sales outside the United States were up from third quarter 1994 levels due primarily to higher demand in Africa, Middle East, Europe and Asia.
     - Europe: Sales rose in most countries reflecting continued economic recovery and a rebound in investment activity. Particularly good gains were realized in the United Kingdom, France and Italy while sales declined in Germany. Higher sales were reported in all Central European countries.
     - Asia (excluding China and Japan): Sales increased as excellent economic growth continues. Indonesia, Malaysia and India experienced the largest gains.
     - Latin America: Sales declined due primarily to downturns in Mexico and Argentina. All other large economies except Brazil posted sales gains.
     - Africa and the Middle East: Demand was up reflecting improved commodity prices, exports and economic growth. South Africa and Turkey registered the largest gains.
     - Canada: Sales fell due to weaker industry demand reflecting a sluggish economy and political uncertainties. Declines were recorded in all work applications except petroleum, agriculture and solid waste.
     - Australia: Sales were higher than the same quarter a year ago with gains in metal and coal mining as well as all construction sectors. Despite these improvements, however, the industry is softening in reaction to slower economic growth.
     - Japan: Sales of imported product were up although the economy and industry remain weak.
     - Commonwealth of Independent States (CIS): Sales were unchanged from a year earlier.
     - China: Sales also were unchanged. Excellent economic growth continues and year-to-date sales remain ahead of last year.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were up from the end of the second quarter and from the end of third quarter 1994. However, because demand has also improved, dealer inventories are about normal relative to current selling rates.

Company Engine Sales Outside the United States
     Sales of diesel engines were higher than a year ago. Increased demand for engines to provide power generation combined with higher deliveries for marine applications more than offset lower sales to truck OEMs. Sales of turbine engines also increased.


PLANT CLOSING AND CONSOLIDATION COSTS
     At Sept. 30, 1995 the reserve for plant closing and consolidation costs was $322 million. Of this balance, $174 million related to costs associated with the probable closure of the Component Products Division's York, Pennsylvania, facility. The probable closing of the York facility was announced in December 1991. The company determined that unless significant cost reductions were made, the unit would be closed -- probably in the 1996 time frame.
     Also in the reserve for plant closing and consolidation costs at September 30, 1995, was $119 million for write-downs of buildings, machinery and equipment at previously closed facilities. The remainder of the reserve related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is amortized as the benefits are provided. Currently amortization periods are through 2003.


LABOR UPDATE
     The strike by the United Auto Workers union that began on June 21, 1994, at eight of the company's U.S. facilities continued. Representatives from Caterpillar and the UAW held several bargaining meetings during the third quarter and have agreed that additional meetings will be scheduled in the near future. Significant issues remain to be resolved before a contract settlement can be reached.
     The 8,700 striking employees represent about 16% of Caterpillar's total work force. The ongoing strike had no impact on the company's ability to meet the needs of its customers.


EMPLOYMENT
     At the end of the third quarter, Caterpillar's worldwide employment, including UAW members on strike, was 54,267, compared with 53,894 one year ago. Hourly employment increased 76 to 32,059, while salaried and management employment increased 297 to 22,208.


OUTLOOK
     Worldwide, company sales expectations for 1995 remain unchanged. Sales and profit for the fourth quarter are expected to be above third-quarter
levels.   Sales and profit are expected to reach record levels for the third consecutive year.
     The 1995 economic and industry outlook for the United States remains unchanged from that issued at the beginning of the year. Moderate economic growth is still expected, but continuing tight monetary policy has led to weaker industry demand in the second half. For the year as a whole, industry demand for machines should be near 1994 levels while demand for engines will exceed last year's level. In Canada, industry demand will be weaker than originally expected due to high interest rates and political uncertainty. Industry demand is still expected to register good growth in Europe, Africa and Asia. Higher demand in these three areas will more than offset declines in Latin America and Japan, where economic growth has been weaker than expected.
     In 1996, world economic growth should be similar to that experienced in 1995. Industry demand for machines is forecast to remain at 1995 levels while demand for engines will likely decline. Slower economic growth is forecast for the United States, Canada and Australia resulting in a declining industry in those countries. In contrast, moderate economic growth and relatively low interest rates are forecast to continue in Europe which should lead to higher industry demand. Economic activity should remain strong in Asia, and better growth is likely in Africa/Middle East, Latin America and Japan.
     Consequently, industry demand for machines is forecast to increase enough outside North America and Australia to maintain worldwide demand at about this year's level. Our current expectations are that 1996 company sales will be similar to 1995's record sales.


B.  Liquidity and Capital Resources

     Consolidated operating cash flows totaled $564 million in the third quarter of 1995, compared with $478 million in the third quarter of 1994.
     Total debt at the end of the quarter was $6.76 billion, an increase of $859 million from year-end 1994. Over this period, debt related to Machinery and Engines decreased $15 million, to $2.02 billion, while debt related to Financial Products increased $874 million to $4.74 billion.

Machinery and Engines
     Operating cash flows totaled $496 million in the third quarter of 1995, compared with $422 million in the third quarter of 1994. The cash flow increase is primarily the result of decrease in receivables.
     Capital expenditures, excluding equipment leased to others, totaled $100 million in the third quarter compared with $114 million a year ago. The percent of debt to debt plus stockholders equity improved to 37% at September 30, 1995, from 41% at December 31, 1994.

Financial Products
     Operating cash flows totaled $68 million in the third quarter of 1995, compared with $56 million in the third quarter of 1994. Cash used to purchase equipment leased to others totaled $44 million in the third quarter of 1995. In addition, third-quarter 1995 net cash received for finance receivables was $81 million, compared with cash used of $225 million during the third quarter of 1994.
     Financial Products' debt was $4.74 billion at September 30, 1995, an increase of $874 million from December 31, 1994. At the end of the third quarter, finance receivables past due over 30 days were 2.2%, compared with 2.4% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.0:1 at September 30, 1995, compared with 7.5:1 at September 30, 1994.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     In its Form 10-K for 1993, the Company reported settlement of a consolidated class action lawsuit and institution of a declaratory judgment action against its directors and officers liability insurer ("Insurer") to recover a portion of the settlement amount. On September 29, 1995, the Company reached an agreement with the Insurer under which the Insurer agreed to reimburse the Company in the amount of $10 million with respect to the class action settlement. Pursuant to that agreement, the declaratory judgment action against the Insurer was dismissed.


Item 6.   Exhibits and Reports on Form 8-K

     (a)	Exhibits
          Exhibit No.              Description

              3(ii)                ByLaws

             27                    Financial Data Schedule


     (b)	One report, dated September 18, 1995, on Form 8-K was filed
during the quarter ending September 30, 1995, pursuant to Item 5 of that form. No financial statements were filed as part of that report.



SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: October 25, 1995      By:     /s/ D. R. Oberhelman
                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer

Date: October 26, 1995	     By:     /s/ R. R. Atterbury III
                                     R. R. Atterbury III, Secretary



                              EXHIBIT INDEX

Exhibit
Number                     Description


   3(ii)                    ByLaws

  27                        Financial Data Schedule