Form 10-K
period 1995-12-31
CATERPILLAR INC
filed 1996-03-05
CIK 18230

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
      [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1995

                                      OR

      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _______ to _______.

                           Commission File No. 1-768

                               CATERPILLAR INC.
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                      37-0602744
           --------                                      ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)

       100 NE ADAMS STREET,
         PEORIA, ILLINOIS                                    61629
         ----------------                                    -----
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

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


     As of December 31, 1995, there were 194,015,118 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $11,332,764,139.


DOCUMENT INCORPORATED BY REFERENCE

     Portions of the document listed below have been incorporated by reference into the indicated parts of this report, as specified in the responses to the item numbers involved.

         1996 Annual Meeting Proxy Statement (Parts I, II, III and IV)

==============================================================================

PART I

ITEM 1.  BUSINESS.

Principal Business Segments
---------------------------

     Caterpillar Inc., together with its consolidated subsidiaries, (the "Company") operates in three principal business segments:

(1) Machinery--Design, manufacture, and marketing of construction, mining, and agricultural machinery--track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, and related parts.

(2) Engines--Design, manufacture, and marketing of engines for earthmoving and construction machines, on-highway trucks, and locomotives; marine, petroleum, agricultural, industrial, and other applications; electric power generation systems; and related parts. Caterpillar reciprocating diesel and spark-ignited engines meet power needs ranging from 40 to 8,050 horsepower. Turbines range from 1,340 to 15,000 horsepower (1000 to 11 200 kilowatts).

(3) Financial Products--Provides financing alternatives for Caterpillar and noncompetitive related equipment, and extends loans to Caterpillar customers and dealers. Also provides various forms of insurance for Caterpillar dealers and customers to help support their purchase and financing of Caterpillar equipment.

     Note 23 of the Notes to Consolidated Financial Statements on pages A-23 through A-25 of the Appendix to the Company's 1996 Annual Meeting Proxy Statement contains additional information regarding the Company's business segments and geographic segments and is incorporated herein by reference.

Company Operations
------------------

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

     Machines are distributed principally through a worldwide organization of independent full-line dealers, and one company-owned dealership, 65 located in the United States and 121 located outside the United States. Worldwide, these dealers have more than 1,300 places of business. Diesel and spark-ignited engines are sold through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Caterpillar dealers do not deal exclusively in the Company's products, although in most cases sales and servicing of the Company's products are the dealers' principal business. Turbines are sold through a sales force employed by Solar Turbines Incorporated, a wholly owned subsidiary, or its subsidiaries and associated companies. These employees are from time to time assisted by independent sales representatives.

     Financial Products consists primarily of Caterpillar Financial Services Corporation and its subsidiaries, and Caterpillar Insurance Services Corporation.

     Further information concerning the Company's operations in 1995 and its outlook for 1996 appears under the caption "Management's Discussion and Analysis" on pages A-28 through A-36 of the Appendix to the Company's 1996 Annual Meeting Proxy Statement, which pages are incorporated herein by reference.

Patents and Trademarks
----------------------

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

Research and Development
------------------------

     The Company has always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components. In 1995, 1994 and 1993, the Company expended $532 million, $435 million and $455 million, respectively, on its research and engineering program. Of these amounts, $375 million in 1995, $311 million in 1994 and $319 million in 1993 were attributable to new prime products and major component development and major improvements to existing products. The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products. During 1995 the Company announced several new products as well as improvements to existing products. The Company expects to continue the development of new products and improvements to existing products in the future.

Employment
----------
     At December 31, 1995, the Company employed 54,352 persons of whom 14,374 were located outside the United States.

Sales
-----
     Sales outside the United States were 52% of consolidated sales in 1995, compared with 49% in 1994 and 1993.

Environmental Matters
---------------------

     Environmental considerations are a very important factor in the Company's product development and operations planning. This past year, two Company manufacturing facilities were recognized by the state of Illinois for their pollution prevention efforts and the Company's Engine Division announced participation in a joint government-industry effort to reduce on-highway engine emissions.

     In 1995, the Company had capital expenditures of about $11 million for projects related to the environment (including $3 million in costs related to compliance with the Clean Air Act), approximately equal to amounts for 1994. In 1996 and 1997, these expenditures are expected to increase moderately.

     In addition to these expenditures, the Company had depreciation, research and engineering, administrative, and operating expenses related to environmental regulation of about $131 million in 1995 (including $28 million for compliance with the Clean Air Act), slightly more than comparable expenses in 1994. These expenses are expected to remain at similar levels for 1996 and 1997.

     The Company also is involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. These laws often require responsible parties to fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Under accounting guidelines, the Company is required to accrue and charge to income management's best estimate of future costs associated with these sites. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the lower end of that range. For 1995, the amount accrued for potential clean up costs is contained in the line item, "Accounts payable and accrued expenses" on Statement 3 of the Appendix to the 1996 Annual Meeting Proxy Statement, and represents an immaterial portion of that line item. While the Company may have rights of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities are not considered in establishing the accrual.

     In deciding upon amounts to be reserved for potential environmental liability at a particular site, the Company looks at several factors including:

     . prior experience regarding environmental remediation at a similar site;
     . experience of other companies and industries with respect to a similar site;
     . technology available for remediation at the time;
     . the stage of remediation for the particular site (i.e., whether the site is at the identification stage or whether a remedial investigation or feasibility study has been conducted);
     . documentation, if any, linking the Company to a particular site;
     . the amount the Company has been asked to contribute to a particular site;
       and
     . aspects of the law under which the Company is alleged to be liable for clean up.


     The Company also looks at these factors in deciding whether it could incur liabilities beyond that which it has accrued for future remediation. Although it is difficult to estimate with any meaning potential liability at sites in very early stages of remediation (of which the Company has seven currently) or sites yet to be identified because of the many uncertainties involved, including uncertainties about the status of the law, regulation, technology and information related to individual sites, at this time the Company believes the likelihood of incurring any material environmental liability beyond that accrued is remote.


ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 1995.

                              PRESENT CATERPILLAR      PRINCIPAL POSITIONS HELD
       NAME AND AGE            INC. POSITION AND              DURING THE
                                    DATE OF           PAST FIVE YEARS OTHER THAN
                                INITIAL ELECTION      CATERPILLAR INC. POSITION
                                                            CURRENTLY HELD
--------------------------------------------------------------------------------
Donald V. Fites (61)         Chairman of the Board
                             (1990)
--------------------------------------------------------------------------------
Glen A. Barton (56)          Group President (1990)
--------------------------------------------------------------------------------
Gerald S. Flaherty (57)      Group President (1990)
--------------------------------------------------------------------------------
James W. Owens (49)          Group President (1995)   Vice President; Chief
                                                      Financial Officer;
                                                      President, Solar Turbines
                                                      Incorporated
--------------------------------------------------------------------------------
Richard L. Thompson (56)     Group President (1995)   Vice President
--------------------------------------------------------------------------------
R. Rennie Atterbury III      Vice President,          Associate General Counsel
 (58)                        General Counsel and
                             Secretary (1991)
--------------------------------------------------------------------------------
James W. Baldwin (58)        Vice President (1991)    General Manager, Parts
                                                      and Service Support
--------------------------------------------------------------------------------
Vito H. Baumgartner (55)     Vice President (1990)
--------------------------------------------------------------------------------
James S. Beard (54)          Vice President (1990)
--------------------------------------------------------------------------------
Richard A. Benson (52)       Vice President (1989)    President, Caterpillar
                                                      Industrial Inc.
--------------------------------------------------------------------------------
Ronald P. Bonati (56)        Vice President (1990)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
James E. Despain (58)        Vice President (1990)
--------------------------------------------------------------------------------
Roger E. Fischbach (54)      Vice President (1989)

--------------------------------------------------------------------------------
Michael A. Flexsenhar (56)   Vice President (1995)    General Manager, Large
                                                      Engines, Lafayette Plant;
                                                      Plant Manager, Lafayette
--------------------------------------------------------------------------------
Donald M. Ings (47)          Vice President (1993)    President, Solar Turbines
                                                      Incorporated; Business
                                                      Unit Manager, York;
                                                      Plant Manager, York
--------------------------------------------------------------------------------
Duane H. Livingston (54)     Vice President (1995)    Director of Corporate
                                                      Auditing, Corporate
                                                      Services Division;
                                                      Controller, Parts
                                                      Distribution Accounting,
                                                      Morton Distribution Center
--------------------------------------------------------------------------------
Douglas R. Oberhelman (42)   Vice President (1995)    Managing Director and
                                                      Vice General Manager,
                                                      Strategic Planning, Shin
                                                      Caterpillar Mitsubishi
                                                      Ltd. (Tokyo); District
                                                      Manager, Peoria District,
                                                      Central Region, N.A.
                                                      Commercial Division
--------------------------------------------------------------------------------
Gerald Palmer (50)           Vice President (1992)    Director of Technical
                                                      Services, Technical
                                                      Services Division;
                                                      President, CONEK S.A. de
                                                      C.V.
--------------------------------------------------------------------------------
Robert C. Petterson (57)     Vice President (1991)    President, Caterpillar
                                                      Brasil S.A.; Regional
                                                      Manager, Caterpillar
                                                      Overseas S.A.
--------------------------------------------------------------------------------
John E. Pfeffer (53)         Vice President (1995)    Business Unit Manager,
                                                      York Plant;  President,
                                                      CONEK S.A. de C.V.;
                                                      Regional Manager, Central
                                                      Region, N.A. Commercial
                                                      Division
--------------------------------------------------------------------------------
Siegfried R. Ramseyer (58)   Vice President (1992)    Managing Director,
                                                      Caterpillar Overseas
                                                      S.A.;  Manager,
                                                      Construction Equipment
                                                      and Dealer
                                                      Administration,
                                                      Caterpillar Overseas S.A.
--------------------------------------------------------------------------------
Alan J. Rassi (55)           Vice President (1992)    General Manager, Aurora
                                                      Plant
--------------------------------------------------------------------------------
Gerald L. Shaheen (51)       Vice President (1995)    Managing Director,
                                                      Caterpillar Overseas
                                                      S.A.;  Regional Manager,
                                                      Eastern Region, N.A.
                                                      Commercial Division
--------------------------------------------------------------------------------
Gary A. Stroup (46)          Vice President (1992)    Business Unit Manager,
                                                      Component Products
                                                      Division
--------------------------------------------------------------------------------
Sherril K. West (48)         Vice President (1995)    Marketing Support
                                                      Services Manager,
                                                      Corporate Services
                                                      Division;  General
                                                      Manager, Caterpillar
                                                      Service Technology,
                                                      Caterpillar Internal
                                                      Ventures
--------------------------------------------------------------------------------
Donald G. Western (47)       Vice President (1995)    Managing Director,
                                                      Caterpillar Belgium S.A.
--------------------------------------------------------------------------------
Wayne M. Zimmerman (60)      Vice President (1989)

--------------------------------------------------------------------------------
Robert R. Gallagher (55)     Controller (1990)
--------------------------------------------------------------------------------
Rudolf W. Wuttke (57)        Treasurer (1991)         Secretary and Treasurer,
                                                      Caterpillar Overseas S.A.
--------------------------------------------------------------------------------

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

     All square footage and acreage provided herein is approximated as of December 31, 1995.

Total Properties
----------------
     Total properties owned or leased by the Company consist of 61,706,142 square feet of building area, of which 87.9% is owned in fee and 12.1% is leased.

Owned Properties
----------------
     Properties owned in fee by the Company consist of 54,225,183 square feet of building area and 18,639 acres of land. Properties owned by the Company are believed to be generally well maintained and adequate for the purposes for which they are presently used. Through planned capital expenditures, the Company expects these properties to remain adequate for future needs.

Consolidations / Closures / Sales
---------------------------------
     Over the last five years, in the ordinary course of business, the Company has consolidated operations and/or closed a number of its facilities. The Company continues to own closed properties totaling 35,694 square feet of building area and 5,742 acres of land which are no longer utilized in current operations. These closed properties have been declared surplus and are for sale.

     In December, 1991, the Company announced the probable closure of its manufacturing facility in York, Pennsylvania. The Company determined that unless significant cost reductions were made, the unit would be closed. The Company has notified the United Auto Workers union ("UAW"), which represents approximately 1,100 of the 1,400 active employees at the York facility, of its willingness to negotiate a labor agreement that would allow the unit to remain open. Unless a satisfactory contract is reached, the Company plans to close the plant beginning in the 1996 time frame.

Leased Properties
-----------------
     Properties leased by the Company consist of 7,480,959 square feet of building area. These properties are covered by leases expiring over terms of generally 1 to 10 years. The Company anticipates no difficulty in retaining occupancy of any of its leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

Manufacturing
-------------
     Manufacturing activities are conducted at 30 locations inside the United States and 13 locations outside the United States. Remanufacturing and Overhaul activities are conducted at 3 locations inside the United States and 3 locations outside the United States. These facilities have a total building area of 39,835,217 square feet, of which 98.4% is used for manufacturing and 1.6% is used for remanufacturing and overhaul. These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing Company products. A list of the Company's manufacturing, remanufacturing and overhaul facilities follows with principal use indicated:


          Plant Locations inside the U.S.                Principal Use
          -------------------------------                -------------
          Gardena, California........................... Manufacturing
          San Diego, California......................... Manufacturing
          Jacksonville, Florida......................... Manufacturing
          Jefferson, Georgia............................ Manufacturing
          Aurora, Illinois.............................. Manufacturing
          Decatur, Illinois............................. Manufacturing
          DeKalb, Illinois.............................. Manufacturing

          Dixon, Illinois............................... Manufacturing
          East Peoria, Illinois......................... Manufacturing
          Joliet, Illinois.............................. Manufacturing
          Mapleton, Illinois............................ Manufacturing
          Mossville, Illinois........................... Manufacturing
          Peoria, Illinois.............................. Manufacturing
          Pontiac, Illinois............................. Manufacturing
          Sterling, Illinois............................ Manufacturing
          Lafayette, Indiana............................ Manufacturing
          Wamego, Kansas................................ Manufacturing
          Menominee, Michigan........................... Manufacturing
          Minneapolis, Minnesota........................ Manufacturing
          New Ulm, Minnesota............................ Manufacturing
          Corinth, Mississippi.......................... Remanufacturing
          Boonville, Missouri........................... Manufacturing
          Clayton, North Carolina....................... Manufacturing
          Franklin, North Carolina...................... Manufacturing
          Leland, North Carolina........................ Manufacturing
          Dallas, Oregon................................ Manufacturing
          York, Pennsylvania............................ Manufacturing
          Greenville, South Carolina.................... Manufacturing
          Dyersburg, Tennessee.......................... Manufacturing
          Rockwood, Tennessee........................... Manufacturing
          DeSoto, Texas................................. Overhaul
          Houston, Texas................................ Manufacturing
          Mabank, Texas................................. Overhaul


          Plant Locations outside the U.S.               Principal Use
          --------------------------------               -------------
          Melbourne, Australia.......................... Manufacturing
          Gosselies, Belgium............................ Manufacturing
          Piracicaba, Brazil............................ Manufacturing
          Edmonton, Canada.............................. Overhaul
          Shanghai, China............................... Manufacturing
          Xuzhou, China................................. Manufacturing
          Leicester, England............................ Manufacturing
          Grenoble, France.............................. Manufacturing
          Rantigny, France.............................. Manufacturing
          Godollo, Hungary.............................. Manufacturing
          Jakarta, Indonesia............................ Manufacturing
          Bazzano, Italy................................ Manufacturing
          Monterrey, Mexico............................. Manufacturing
          Nuevo Laredo, Mexico.......................... Remanufacturing
          Tijuana, Mexico............................... Overhaul
          St. Petersburg, Russia........................ Manufacturing

Financial Products
------------------

     A majority of the activity of the Financial Products Division is conducted from its leased headquarters located in Nashville, Tennessee. The Financial Products Division also leases 6 other office locations inside the United States and 9 office locations outside the United States and shares other office space with other Company entities.

Distribution
------------

     The Company's distribution activities are conducted at 10 Distribution Center locations (3 inside the United States and 7 outside the United States) and 13 Regional Distribution Center locations (12 inside the United States and 1 outside the United States). These locations have a total building area of 9,406,738 square feet and are used for the distribution of Company products. Caterpillar Logistics Services, Inc. distributes other companies' products utilizing certain of the Company's distribution facilities as well as other non-Company facilities located both inside and outside the United States. The Company also owns or leases other storage facilities which support distribution activities.

Technical Center, Training/Demonstration Areas and Proving Grounds
------------------------------------------------------------------
     The Company owns a Technical Center located in Mossville, Illinois and various other training/demonstration areas and proving grounds located both inside and outside the United States.

Capital Expenditures
--------------------
     During the five years ended December 31, 1995, changes in investment in land, buildings, machinery and equipment of the Company were as follows (stated in millions of dollars):


--------------------------------------------------------------------------------------------------------------
                 EXPENDITURES                                         DISPOSALS AND           NET INCREASE
          -----------------------------       PROVISIONS FOR              OTHER                (DECREASE)
 YEAR         U.S.       OUTSIDE U.S.          DEPRECIATION            ADJUSTMENTS            DURING PERIOD
--------------------------------------------------------------------------------------------------------------
1991          $610           $164                  $(593)                 $(118)                   $  63
--------------------------------------------------------------------------------------------------------------
1992          $502           $138                  $(644)                 $ (91)                   $ (95)
--------------------------------------------------------------------------------------------------------------
1993          $508           $124                  $(661)                 $ (98)                   $(127)
--------------------------------------------------------------------------------------------------------------
1994          $508           $186                  $(680)                 $ (65)                   $ (51)
--------------------------------------------------------------------------------------------------------------
1995          $506           $173                  $(679)                 $(132)                   $(132)
--------------------------------------------------------------------------------------------------------------


     At December 31, 1995, the net book value of properties located outside the United States represented 25.2% of the net properties on the consolidated financial position. Further information concerning the Company's investment in land, buildings, machinery and equipment appears under Notes 1D and 10 of the "Notes to Consolidated Financial Statements" on pages A-10 and A-16, respectively, of the Appendix to the 1996 Annual Meeting Proxy Statement, which Notes are incorporated herein by reference.

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


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required by Item 5 is incorporated by reference from under the caption "Common Stock Price Range" and the first paragraph under the caption "Number of Stockholders" appearing on page A-37 and under the caption "Dividends" appearing on page A-33 of the Appendix to the Company's 1996 Annual Meeting Proxy Statement.

ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by Item 6 is incorporated by reference from pages A-26 and A-27 of the Appendix to the Company's 1996 Annual Meeting Proxy Statement under the caption "Eleven-year Financial Summary" but only for the years 1991-1995, inclusive, and then only with respect to the information set forth for each of such years under the following captions: "Sales and revenues," "Profit (loss) before effects of accounting changes/(1)/" (including the footnote indicated), "Effects of accounting changes/(2)/" (including the footnote indicated), "Profit (loss)/(1)/," (including the footnote indicated), "Profit (loss) per share of common stock: /(1)//(3)/ Profit (loss) before effects of accounting changes/(1)/" (including the footnotes indicated), "Profit
(loss) per share of common stock:/(1)//(3)/ Effects of accounting changes/(2)/" (including the footnotes indicated), "Profit (loss) per share of common stock:/(1)//(3)/ Profit (loss)" (including the footnotes indicated), "Dividends declared per share of common stock," "Total assets: Machinery and Engines," "Total assets: Financial Products," "Long-term debt due after one year: Machinery and Engines," and "Long-term debt due after one year: Financial Products."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The information required by Item 7 is incorporated by reference from under the caption "Management's Discussion and Analysis" on pages A-28 through A-36 of the Appendix to the Company's 1996 Annual Meeting Proxy Statement ("Appendix").

     Contingencies discussed on page A-36 of the Appendix under the caption, "1996 Economic and Industry Outlook" are the principal factors which may influence the Company's 1996 Outlook. Other significant factors include:


     . strategies pursued by domestic and foreign competitors, potentially having an impact on market share;


     . changes in dealer inventory levels for both new and rental equipment;


     . currency fluctuations, particularly in Europe and Japan;


     . ability to realize price increases, particularly as a result of changes in industry demand, product mix, competitive environment, and inflation levels;


     . rates of inflation, particularly in the U.S., Europe, and Japan;


     . commodity prices throughout the world;


     . infrastructure spending, particularly in Europe, Latin America, and Asia;


     . growth in housing starts, commercial construction, and mining, particularly in the U.S.;


     . political uncertainty in China and CIS; and


     . production cost levels at key plants located in the U.S., U.K., France, Belgium, Brazil, Mexico, and Japan.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is incorporated by reference from the Report of Independent Accountants appearing on page A-3, and the Financial Statements and Notes to Consolidated Financial Statements appearing on pages A-4 through A-25 of the Appendix to the Company's 1996 Annual Meeting Proxy Statement.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


     The information required by Item 10 relating to identification of directors is incorporated by reference from pages 2 through 6 of the Company's 1996 Annual Meeting Proxy Statement under the captions "Nominees for Election as Directors for Terms Expiring in 1999," "Directors Continuing in Office in the Class of 1997," and "Directors Continuing in Office in the Class of 1998." Identification of executive officers appears herein under Item 1a. There are no family relationships between the officers and directors of the Company. All officers serve at the pleasure of the Board of Directors and are regularly elected at a meeting of the Board of Directors in April of each year. Information required under Item 405 of Regulation S-K is incorporated by reference from under the caption "Filings Pursuant to Section 16 of the Securities and Exchange Act of 1934" appearing on page 25 of the Company's 1996 Annual Meeting Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is incorporated by reference from under the caption "Compensation of Directors" which appears on page 8, from under the caption "Report of the Compensation Committee on Executive Compensation" on pages 10 through 14, from under the caption "Performance Graph" on page 15, from under the caption "Executive Compensation" and the tables thereunder which appear on pages 16 through 18, from under the caption "Pension Program" (including footnote) and the table thereunder which appear on pages 18 and 19, and from under the caption "Compensation Committee Interlocks and Insider Participation" which appears on page 15 of the Company's 1996 Annual Meeting Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by Item 12 is incorporated by reference from pages 9 and 10 of the Company's 1996 Annual Meeting Proxy Statement under the caption "Equity Security Ownership of Management and Certain Other Beneficial Owners (as of December 31, 1995)."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is incorporated by reference from the Company's 1996 Annual Meeting Proxy Statement from under the caption "Certain Relationships and Related Transactions" appearing on page 19 and from under the caption "Compensation Committee Interlocks and Insider Participation" on page 15.

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

    (b) There were no reports on Form 8-K filed during the last quarter of 1995.

     (c)  Exhibits:

           3 (i) (a)   Restated Certificate of Incorporation (incorporated by
                       reference from Exhibit 3(a)(i) to Form 10-K for the year ended December 31, 1994, Commission File No. 1-768).

           3 (i) (b)   Certificate of Designation, Preferences and Rights of the
                       Terms of the Series A Junior Participating Preferred
                       Stock (incorporated by reference from Exhibit 3(a) to Form 10-K for the year ended December 31, 1991,
                       Commission File No. 1-768).

           3 (ii) Bylaws (incorporated by reference from Exhibit 3(ii) to Form 10-Q for the quarter ended September 30, 1995, Commission File No. 1-768).

           4 Rights Agreement dated as of November 12, 1986, between Caterpillar Inc., the Registrant hereunder, and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company) (incorporated by reference from Exhibit 10(a) to Form 10-K for the year ended December 31, 1990, Commission File No. 1-768) and First Amendment to Rights Agreement dated December 9, 1992 (incorporated by reference from Exhibit 10(a) to Form 10-K for the year ended December 31, 1992, Commission File No. 1-768).

          10 (a) 1977 Stock Option Plan, as amended (incorporated by reference from Exhibit 10(b) to Form 10-K for the year ended December 31, 1984, Commission File No. 1-768).**

          10 (b) 1987 Stock Option Plan, as amended and Long Term Incentive Supplement.**

          10 (c) Supplemental Pension Benefit Plan, as amended and restated (incorporated by reference from Exhibit 10(c) to Form 10-K for the year ended December 31, 1993, Commission File No. 1-768).**

          10 (d) Supplemental Employees' Investment Plan, as amended and restated.**

          10 (e) Caterpillar Inc. 1993 Corporate Incentive Compensation Plan Management and Salaried Employees, as amended and restated (incorporated by reference from Exhibit 10(e) to Form 10-K for the year ended December 31, 1993, Commission File No. 1-768).**

          10 (f) Directors' Deferred Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10(f) to Form 10-K for the year ended December 31, 1993, Commission File No. 1-768).**

          10 (g) Directors' Retirement Plan (incorporated by reference from Exhibit 10(i) to Form 10-K for the year ended December 31, 1991, Commission File No. 1-768).**

          10 (h) Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to Form 10-K for the year ended December 31, 1993, Commission File No. 1-768).**

          10 (i)       Deferred Employees' Investment Plan.**

          11           Computations of Earnings Per Share

          12 Statement Setting Forth Computation of Ratios of Profit to Fixed Charges

          21           Subsidiaries and Affiliates of the Registrant

          23           Consent of Independent Accountants

          27           Financial Data Schedule

          99 (a) Form 11-K for Caterpillar Foreign Service Employees' Stock Purchase Plan.

          99 (b) Appendix to the Company's 1996 Annual Meeting Proxy Statement (furnished for the information of the Commission and not deemed to be filed except for those portions expressly incorporated by reference herein).
-----------------------

* Incorporated by reference from the indicated pages of the Appendix to the 1996 Annual Meeting Proxy Statement.
** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE COMPANY HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                       CATERPILLAR INC.
                                         (Registrant)



                              By: /s/R. R. ATTERBURY III
                                 -------------------------------------
Date: March 4, 1996                  R. R. Atterbury III, Secretary


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE COMPANY AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                                                        Chairman of the Board,
                                                          Director and Chief
March 4, 1996              /s/DONALD V. FITES            Executive Officer
                           --------------------------
                             (Donald V. Fites)


March 4, 1996              /s/GLEN A. BARTON             Group President
                           --------------------------
                             (Glen A. Barton)


March 4, 1996              /s/GERALD S. FLAHERTY         Group President
                           --------------------------
                             (Gerald S. Flaherty)


March 4, 1996              /s/JAMES W. OWENS             Group President
                           --------------------------
                             (James W. Owens)


March 4, 1996              /s/RICHARD L. THOMPSON        Group President
                           --------------------------
                             (Richard L. Thompson)

                                                          Vice President and
March 4, 1996              /s/DOUGLAS R. OBERHELMAN    Chief Financial Officer
                           --------------------------
                             (Douglas R. Oberhelman)

                           /s/ROBERT R. GALLAGHER          Controller and
March 4, 1996              --------------------------  Chief Accounting Officer
                             (Robert R. Gallagher)


March 4, 1996              /s/LILYAN H. AFFINITO              Director
                           --------------------------
                             (Lilyan H. Affinito)

                                                              Director

                           --------------------------
                               (W. Frank Blount)

March 4, 1996              /s/JOHN W. FONDAHL               Director
                           --------------------------
                             (John W. Fondahl)


March 4, 1996              /s/DAVID R. GOODE                Director
                           --------------------------
                             (David R. Goode)


March 4, 1996              /s/JAMES P. GORTER               Director
                           --------------------------
                             (James P. Gorter)


March 4, 1996              /s/JERRY R. JUNKINS              Director
                           --------------------------
                             (Jerry R. Junkins)


March 4, 1996              /s/PETER A. MAGOWAN              Director
                           --------------------------
                             (Peter A. Magowan)


March 4, 1996              /s/GORDON R. PARKER              Director
                           --------------------------
                             (Gordon R. Parker)


March 4, 1996              /s/GEORGE A. SCHAEFER            Director
                           --------------------------
                             (George A. Schaefer)


March 4, 1996              /s/JOSHUA I. SMITH               Director
                           --------------------------
                             (Joshua I. Smith)


March 4, 1996              /s/CLAYTON K. YEUTTER            Director
                           --------------------------
                             (Clayton K. Yeutter)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors of Caterpillar Inc.:


Our audits of the consolidated financial statements of Caterpillar Inc. referred to in our report dated January 18, 1996 appearing on page A-3 of the Appendix to the 1996 Annual Meeting Proxy Statement (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/Price Waterhouse LLP
PRICE WATERHOUSE LLP

Peoria, Illinois
January 18, 1996

                               CATERPILLAR INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

               SCHEDULE VIII- VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of dollars)

                           YEARS ENDED DECEMBER 31,


                                                                     Balance at                                          Balance  at
                                                                     Beginning                                            Close of
                 Description                                          of Year          Additions        Deductions         Year
                -------------                                       ------------      -----------      ------------     ------------
1995
----
Reserves for plant closing and consolidation costs:
    Included in current liabilities:
       Accounts payable and accrued expenses...............           $ 56                $ -              $ 1(1)          $ 55
       Accrued wages, salaries, and employee benefits......            122                  -                7(1)           115
    Deducted from assets:
       Land, buildings, machinery, and equipment - net.....            149                  -               50(2)            99

1994
----
Reserves for plant closing and consolidation costs:
    Included in current liabilities:
       Accounts payable and accrued expenses...............           $ 58                $ -              $ 2(1)          $ 56
       Accrued wages, salaries, and employee benefits......            138                  -               16(1)           122
    Deducted from assets:
       Land, buildings, machinery, and equipment - net.....            150                  -                1              149

1993
----
Reserves for plant closing and consolidation costs:
    Included in current liabilities:
       Accounts payable and accrued expenses...............           $ 80                $ -              $22(1)          $ 58
       Accrued wages, salaries, and employee benefits......            150                  -              $12(1)           138
    Deducted from assets:
       Land, buildings, machinery, and equipment - net.....            164                  -               14(2)           150
----------------

(1) Expenditures made.

(2) Related to assets disposed of.