Form 10-Q
period 1996-03-31
CATERPILLAR INC
filed 1996-05-06
CIK 18230

FORM 10-Q



                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549





[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

     OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______________ to ______________



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



At March 31, 1996, 193,864,038 shares of common stock of the Registrant were outstanding.

Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements



                               CATERPILLAR INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES
               Statement of Consolidated Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)


                                        Three Months Ended
                                        Mar. 31,  Mar. 31,
                                          1996      1995

MACHINERY AND ENGINES:
  Sales ................................ $3,682   $ 3,773
                                         ------    ------

  Operating costs:
    Cost of goods sold .................  2,764     2,890
    Selling, general and
      administrative expenses ..........    402       361
    Research and development expenses ..     98        86
                                         ------    ------
                                          3,264     3,337
                                         ------    ------
Operating profit .....................      418       436
Interest expense .....................       49        48
                                         ------    ------
                                            369       388
  Other income (expense) ...............     29        12
                                         ------    ------
  Profit before taxes ..................    398       400
                                         ------    ------

FINANCIAL PRODUCTS:
  Revenues .............................    162       140
                                         ------    ------

  Operating costs:
    Selling, general and
      administrative expenses ..........     63        54
    Interest expense ...................     73        66
                                         ------    ------
                                            136       120
                                         ------    ------
  Operating profit .....................     26        20
  Other income (expense) ...............     10        12
                                         ------    ------
  Profit before taxes ..................     36        32
                                         ------    ------

CONSOLIDATED PROFIT BEFORE TAXES ........   434       432
  Provision for income taxes ...........    143       143
                                         ------    ------
  Profit of consolidated companies .....    291       289

  Equity in profit of affiliated
    companies (Note 5) .................      5        11
                                         ------    ------

PROFIT ................................. $  296   $   300
                                         ======    ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 7):

  Profit ............................... $ 1.53   $  1.50
                                         ======    ======
Cash dividends paid per share of
  common stock ......................... $  .35   $   .25


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                 CONSOLIDATED
                                              (Caterpillar Inc.
                                                     and
                                                 subsidiaries)

                                                      Mar. 31,  Dec. 31,
                                                        1996     1995
ASSETS
  Current assets:
    Cash and short-term investments .................  $   605  $   638
    Receivables -- trade and other ..................    2,812    2,531
    Receivables -- finance ..........................    1,653    1,754
    Deferred income taxes and prepaid expenses ......      807      803
    Inventories (Note 6) ............................    2,118    1,921
                                                       -------  -------
  Total current assets ..............................    7,995    7,647
  Land, buildings, machinery, and equipment -- net ..    3,609    3,644
  Long-term receivables -- trade and other ..........      125      126
  Long-term receivables -- finance ..................    3,245    3,066
  Investments in affiliated companies (Note 5) ......      461      476
  Investments in Financial Products subsidiaries ....        -        -
  Deferred income taxes .............................    1,156    1,127
  Intangible assets .................................      218      170
  Other assets ......................................      603      574
                                                       -------  -------
 TOTAL ASSETS ........................................  $17,412 $16,830
                                                       =======  =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $ 1,123  $ 1,174
    Accounts payable and accrued expenses ...........    2,734    2,579
    Accrued wages, salaries, and employee benefits ..      847      875
    Dividends payable ...............................        -       68
    Deferred and current income taxes payable .......      229       91
    Long-term debt due within one year ..............    1,365    1,262
                                                       -------  -------
  Total current liabilities .........................    6,298    6,049

  Long-term debt due after one year .................    4,058    3,964
  Liability for postemployment benefits .............    3,378    3,393
  Deferred income taxes .............................       37       36
                                                       -------  -------
 TOTAL LIABILITIES ...................................   13,771  13,442
                                                        -------  ------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1996 -- 203,723,656;
    Dec. 31, 1995 -- 203,723,656) at paid in amount .      893       901
  Profit employed in the business ...................    3,136     2,840
  Foreign currency translation adjustment ...........      192       215
  Treasury stock (March 31, 1996 -- 9,859,618
    shares; Dec. 31, 1995 -- 9,708,538 shares)
    at cost..........................................     (580)     (568)
                                                        -------  -------
 TOTAL STOCKHOLDERS' EQUITY ..........................    3,641    3,388
                                                        -------  -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $17,412  $16,830
                                                        =======  =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1995 amounts.

                           CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Mar. 31,   Dec. 31,
                                                         1996       1995
ASSETS
  Current assets:
    Cash and short-term investments .................  $   556  $   580
    Receivables -- trade and other ..................    3,069    2,910
    Receivables -- finance ..........................        -        -
    Deferred income taxes and prepaid expenses ......      818      834
    Inventories (Note 6) ............................    2,118    1,921
                                                       -------  -------
  Total current assets ..............................    6,561    6,245
  Land, buildings, machinery, and equipment -- net ..    3,155    3,199
  Long-term receivables -- trade and other ..........      125      126
  Long-term receivables -- finance ..................        -        -
  Investments in affiliated companies (Note 5) ......      461      476
  Investments in Financial Products subsidiaries ....      679      658
  Deferred income taxes .............................    1,198    1,171
  Intangible assets .................................      218      170
  Other assets ......................................      318      330
                                                       -------  -------
 TOTAL ASSETS ........................................  $12,715 $12,375
                                                       =======  =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $     5  $    14
    Accounts payable and accrued expenses ...........    2,419    2,358
    Accrued wages, salaries, and employee benefits ..      844      873
    Dividends payable ...............................        -       68
    Deferred and current income taxes payable .......      183       40
    Long-term debt due within one year ..............      155      156
                                                       -------  -------
  Total current liabilities .........................    3,606    3,509
  Long-term debt due after one year .................    2,053    2,049
  Liability for postemployment benefits .............    3,378    3,393
  Deferred income taxes .............................       37       36
                                                       -------  -------
 TOTAL LIABILITIES ...................................   9,074    8,987
                                                       -------  -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1996 -- 203,723,656;
    Dec. 31, 1995 -- 203,723,656) at paid in amount .      893      901
  Profit employed in the business ...................    3,136    2,840
  Foreign currency translation adjustment ...........      192      215
  Treasury stock (March 31, 1996 -- 9,859,618
    shares; Dec. 31, 1995 -- 9,708,538 shares)
    at cost..........................................     (580)    (568)
                                                       -------  -------
 TOTAL STOCKHOLDERS' EQUITY ..........................   3,641    3,388
                                                       -------  -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $12,715 $12,375
                                                        ======= =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1995 amounts.

                               CATERPILLAR INC.

                      Statement of Financial Position *

                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Mar. 31,   Dec. 31,
                                                         1996      1995
ASSETS
  Current assets:
    Cash and short-term investments ................. $    49   $    58
    Receivables -- trade and other ..................     154       132
    Receivables -- finance ..........................   1,653     1,754
    Deferred income taxes and prepaid expenses ......      14        13
    Inventories (Note 6) ............................       -         -
                                                      -------   -------
  Total current assets ..............................   1,870     1,957

  Land, buildings, machinery, and equipment -- net ..     454       445
  Long-term receivables -- trade and other ..........       -         -
  Long-term receivables -- finance ..................   3,245     3,066
  Investments in affiliated companies (Note 5) ......       -         -
  Investments in Financial Products subsidiaries ....       -         -
  Deferred income taxes .............................       -         -
  Intangible assets .................................       -         -
  Other assets ......................................     285       244
                                                       -------  -------
 TOTAL ASSETS ........................................ $ 5,854  $ 5,712
                                                       =======  =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $ 1,118   $ 1,160
    Accounts payable and accrued expenses ...........     750       776
    Accrued wages, salaries, and employee benefits ..       3         2
    Dividends payable ...............................       -         -
    Deferred and current income taxes payable .......      46        51
    Long-term debt due within one year ..............   1,210     1,106
                                                      -------   -------
  Total current liabilities .........................   3,127     3,095
  Long-term debt due after one year .................   2,005     1,915
  Liability for postemployment benefits .............       -         -
  Deferred income taxes .............................      43        44
                                                      -------   -------
 TOTAL LIABILITIES ...................................   5,175    5,054
                                                      -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1996 -- 203,723,656
    Dec. 31, 1995 -- 203,723,656) at paid in amount .     333       333
  Profit employed in the business ...................     342       320
  Foreign currency translation adjustment ...........       4         5
  Treasury stock (March 31, 1996 -- 9,859,618
    shares; Dec. 31, 1995 -- 9,708,538 shares)
    at cost..........................................       -         -
                                                      -------   -------
 TOTAL STOCKHOLDERS' EQUITY ..........................    679       658
                                                      -------   -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 5,854  $ 5,712
                                                      =======   =======
The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1995 amounts.

                                CATERPILLAR INC.
                  Statement of Cash Flows for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)


                                                        CONSOLIDATED
                                                      (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Mar. 31, Mar. 31,
                                                         1996    1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   296   $   300
  Adjustments for noncash items:
  Depreciation and amortization .....................     174       174
  Profit of Financial Products ......................       -         -
  Other .............................................      24         1
  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (263)      (60)
    Inventories .....................................    (197)     (260)
    Accounts payable and accrued expenses ...........     156       257
    Other -- net ....................................      77         8
                                                      -------   -------
 Net cash provided by operating activities ...........    267       420
                                                      -------   -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................     (70)      (74)
  Expenditures for equipment leased to others .......     (46)      (43)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      19        21
  Additions to finance receivables ..................    (966)     (966)
  Collections of finance receivables ................     528       583
  Proceeds from the sale of finance receivables......     309       300
  Net short-term loans to Financial Products.........
  Other -- net ......................................    (131)      (51)
                                                      -------   -------
 Net cash used for investing activities ..............   (357)     (230)
                                                      -------   -------

 CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (68)      (50)
  Common stock issued, including treasury
    shares reissued .................................       4         -
  Treasury shares purchased .........................     (31)      (33)
  Net short-term loans from Machinery and Engines ...
  Proceeds from long-term debt issued ...............      16       296
  Payments on long-term debt ........................    (123)     (285)
  Short-term borrowings -- net ......................     268        15
                                                      -------   -------

Net cash provided by (used for) financing
  activities ........................................      66       (57)
                                                      -------   -------
 Effect of exchange rate changes on cash .............     (9)      (87)
                                                      -------   -------
 Increase (decrease) in cash and
  short-term investments ............................     (33)       46
Cash and short-term investments at the
  beginning of the period ...........................     638       419
                                                      -------   -------
 Cash and short-term investments at the
  end of the period ................................. $   605   $   465
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Mar. 31,   Mar. 31,
                                                         1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   296   $   300
  Adjustments for noncash items:
    Depreciation and amortization ...................     146       147
    Profit of Financial Products ....................     (22)      (19)
    Other ...........................................       6         6

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (255)      (24)
    Inventories .....................................    (197)     (260)
    Accounts payable and accrued expenses ...........      71       180
    Other -- net ....................................     102         2
                                                      -------   -------
 Net cash provided by operating activities ...........    147       332
                                                      -------   -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................     (69)      (73)
  Expenditures for equipment leased to others .......       -        (4)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................       3         4
  Additions to finance receivables ..................       -         -
  Collections of finance receivables ................       -         -
  Proceeds from sale of finance receivables..........       -         -
  Net short-term loans to Financial Products.........      91         -
  Other -- net ......................................     (90)      (44)
                                                      -------   -------
 Net cash used for investing activities ..............    (65)     (117)
                                                      -------   -------

 CASH FLOW FROM FINANCING ACTIVITIES:
    Dividends paid....................................     (68)     (50)
  Common stock issued, including treasury
    shares reissued .................................       4         -
  Treasury shares purchased .........................     (31)      (33)
  Net short-term loans from Machinery and Engines....       -         -
  Proceeds from long-term debt issued ...............      15         -
  Payments on long-term debt ........................      (8)       (4)
  Short-term borrowings -- net ......................      (9)      (11)
                                                      -------   -------

Net cash used for financing activities ..............     (97)      (98)
                                                      -------   -------
Effect of exchange rate changes on cash .............      (9)      (88)
                                                      -------   -------
Increase (decrease) in cash and
  short-term investments ............................     (24)       29

Cash and short-term investments at the
  beginning of the period ...........................     580       395
                                                      -------   -------
 Cash and short-term investments at the
  end of the period ................................. $   556   $   424
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

See accompanying notes to Consolidated Financial Statements.

                              CATERPILLAR INC.
                  Statement of Cash Flows for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Mar. 31,   Mar. 31,
                                                         1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $    22   $    19
  Adjustments for noncash items:
    Depreciation and amortization ...................      28        27
    Profit of Financial Products ....................       -         -
    Other ...........................................      18        (5)

  Changes in assets and liabilities:
    Receivables -- trade and other ..................       1         3
    Inventories .....................................       -         -
    Accounts payable and accrued expenses ...........      56        21
    Other -- net ....................................      (5)       23
                                                      -------   -------
 Net cash provided by operating activities ...........     120       88
                                                      -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (1)       (1)
  Expenditures for equipment leased to others .......     (46)      (39)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      16        17
  Additions to finance receivables ..................    (966)     (966)
  Collections of finance receivables ................     528       583
  Proceeds from the sale of finance receivables......     309       300
  Net short-term loans to Financial Products.........       -         -
  Other -- net ......................................     (41)      (37)
                                                      -------   -------
 Net cash used for investing activities ..............   (201)     (143)
                                                      -------   -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -         -
  Common stock issued, including treasury
    shares reissued .................................       -        30
  Treasury shares purchased .........................       -         -
  Net short-term loans from Machinery and Engines....     (91)        -
  Proceeds from long-term debt issued ...............       1       296
  Payments on long-term debt ........................    (116)     (281)
  Short-term borrowings -- net ......................     277        26
                                                      -------   -------
 Net cash provided by financing activities ...........     71        71
                                                      -------   -------

Effect of exchange rate changes on cash .............       1         1
                                                      -------   -------
 Increase (decrease) in cash and
  short-term investments ............................      (9)       17

Cash and short-term investments at the
  beginning of the period ...........................      58        24
                                                      -------   -------
 Cash and short-term investments at the
  end of the period ................................. $    49   $    41
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (Dollars in millions except per share data)



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 1996 and 1995, (b) the consolidated financial position at March 31, 1996 and December 31, 1995, and (c) the consolidated statement of cash flows for the three-month periods ended March 31, 1996 and 1995 have been made.

2. The results for the three-month period ended March 31, 1996 are not necessarily indicative of the results for the entire year 1996.

3. The company buys and sells currencies only in amounts large enough to cover business needs, and to protect its financial and competitive position. The company's general approach is to manage future foreign currency cash flows; it normally does not manage or hedge specific asset or liability positions. In managing foreign currency, the company's objective is to maximize consolidated aftertax U.S. dollar cash flows.

     At March 31, 1996, the company had approximately $773 in contracts to buy or sell foreign currency in the future. The carrying value and the fair market value of such contracts were both a liability of $5.

4. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1995.

5.   Affiliated Companies

     The company's investments in affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan $(420). The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended
     RESULTS OF OPERATIONS         Dec. 31,   Dec. 31,
          (Unaudited)                1995       1994

       Sales .....................  $  908     $  936
                                    ======     ======

       Profit ....................  $   11     $   22
                                    ======     ======

                                                          Dec.31,  Sept. 30,
                                                            1995     1995

     FINANCIAL POSITION                                (unaudited)
       Assets:
         Current assets .................................  $1,920    $1,872
         Land, buildings, machinery and equipment - net..     738       780
         Other assets ...................................     297       322
                                                           ------    ------
                                                            2,955     2,974
                                                           ------    ------

       Liabilities:
         Current liabilities ............................   1,709     1,676
         Long-term debt due after one year ..............     196       215
         Other liabilities ..............................     146       155
                                                           ------    ------
                                                            2,051     2,046
                                                           ------    ------
       Ownership ........................................   $ 904    $  928
                                                           ======    ======


6. Inventories (principally "last- in, first-out" method) comprised the following

                                                           Mar.31,   Dec. 31,
                                                            1996      1995
                                                         (unaudited)

       Raw materials and work-in-process ................   $ 831    $  710
       Finished goods ...................................   1,074     1,006
       Supplies .........................................     213       205
                                                           ------    ------
                                                           $2,118    $1,921
                                                           ======    ======

7.   Following is a computation of profit per share:

                                        Three Months Ended
                                        Mar. 31,  Mar. 31,
                                          1996      1995
                                            (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) ..       $  296   $  300
                                         ======   ======

 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   193.9    200.1

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     2.1      2.1
                                         ------   ------

     Average common shares
       outstanding for fully diluted
       computation (C) ................   196.0    202.2
                                         ======   ======


III. Profit per share of common stock:

      Assuming no dilution (A/B) ......   $1.53    $1.50

      Assuming full dilution (A/C) ....   $1.51    $1.48

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995

     The company announced first-quarter profit of $296 million.
This compares with record first-quarter profit of $300 million for first-quarter 1995. Sales and revenues were $3.84 billion, a decrease of $69 million from the same quarter a year ago. Profit per share for first-quarter 1996 was $1.53, $.03 higher than profit per share for first-quarter
1995.  The higher profit per share is due to the repurchase of shares.
     On June 7, 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over the next three to five years. As of the end of the first quarter, 7.0 million shares had been repurchased under the plan. The number of shares outstanding at March 31, 1996, was 193.9 million.

Machinery and Engines
     Sales of Machinery and Engines were $3.68 billion, down $91 million from first-quarter 1995. The lower sales resulted from a 5% decrease in physical sales volume partially offset by a 2% improvement in price realization.
Profit before tax of $398 million was $2 million lower than last year's first quarter.
     The decrease in physical sales volume primarily resulted from lower machine and engine sales inside the United States. Sales outside the United States were about the same. Price realization improved primarily because of price increases taken over the past year and the absence of currency hedges. The adverse impact of currency hedges (forward contracts) that matured during first-quarter 1995 was about $30 million. All such forward contracts had matured as of the end of 1995.
     Margin (sales less cost of goods sold) of $918 million increased $35 million from the first quarter a year ago despite the lower sales. Margin as a percent of sales was 24.9% compared with 23.4% during last year's first quarter. The margin improvement resulted from better price realization along with lower material costs. Partially offsetting these favorable items were the effects of lower sales volume and unfavorable impact of a lower buildup of inventory during the current quarter as compared to a year ago. There was a $197 million inventory increase for the current quarter compared to a $260 million increase in first-quarter 1995. When inventory increases, certain fixed costs incurred in the current period are inventoried. These inventoried fixed costs are then charged to cost of goods sold in later periods when inventory decreases.
     Selling, general and administrative (SG&A) expenses were $402 million, compared with $361 million during first-quarter 1995. The increase reflects higher spending levels in support of expanded operations around the world and higher costs due to inflation. Additionally, last year, a number of SG&A employees were working in manufacturing areas as a result of the United Auto Workers (UAW) union's strike. Consequently, the labor costs associated with those employees were assigned to cost of goods sold. SG&A expenses increased in 1996 as those employees have returned to their regular jobs.

     Research and development (R&D) expenses of $98 million were $12 million higher than the same quarter last year. The increase primarily reflects continuing high levels of activity for new product introductions.
     Operating profit of $418 million was $18 million lower than the first quarter a year ago. As a percent of sales, operating profit was 11.4% of sales. For the same period last year the rate of operating profit was 11.6%, the highest in 14 years.
     Interest expense was about the same as the first quarter a year ago. Other income/expense was income of $29 million compared with income of
$12 million last year. The increase of $17 million is primarily the result of a favorable change in foreign exchange gains and losses.

Financial Products
     Before-tax profit for Financial Products was $36 million compared with
$32 million for last year's first quarter.   The increase resulted primarily
from gains recognized on the sale of securities in Caterpillar Insurance Company Ltd.'s investment portfolio and higher earnings from a larger portfolio of earning assets at Caterpillar Financial Services Corporation. These favorable items were partially offset by the absence of a $6 million gain in the unrealized mark-to-market adjustment for Caterpillar Financial Services Corporation's written interest rate caps in the first quarter of 1995. (The caps were terminated during the second quarter of 1995.)
     Record first quarter revenues of $162 million were up $22 million compared with first-quarter 1995, primarily the result of Cat Financial's larger portfolio. Cat Financial's new retail financing business also established a first-quarter record of $736 million, a $127 million or 21% increase compared with first-quarter 1995.
     Selling, general and administrative expenses were $63 million, $9 million higher than the same quarter a year ago. The increase reflects staff-related and other expenses required to increase new business and service the larger managed portfolio. Interest expense was $7 million higher due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates.

Income Taxes
     Tax expense of  $143 million was the same as the first quarter last year.

Affiliated Companies
     The company's share of affiliated companies' results was $5 million, down $6 million primarily due to the absence of land sale profits recorded in first-quarter 1995 at the company's 50%-owned affiliate, Shin Caterpillar Mitsubishi Ltd. (SCM) in Japan.

THREE MONTHS ENDED MARCH 31, 1996 VS THREE MONTHS ENDED DECEMBER 31, 1995
     First-quarter profit of $296 million was $4 million lower than the $300 million reported for the fourth quarter of 1995. Profit per share of $1.53 was the same for both quarters as the company continued its share repurchase program. A decrease in physical sales volume of 12% was the most significant factor contributing to the lower profit, partially offset by a 2% improvement in price realization.

Machinery and Engines
     Profit before tax for Machinery and Engines was $398 million, a decrease of $10 million from the previous quarter. Sales of $3.68 billion decreased $369 million, primarily the result of lower engine sales both inside and outside the United States. Higher machine sales inside the United States were mostly offset by lower machine sales outside the United States. Price realization improved primarily because of price increases taken during the first quarter and the absence of currency hedges. The adverse impact of currency hedges (forward contracts) that matured during the fourth quarter of 1995 was about $30 million. All such forward contracts had matured as of the end of 1995.
     Margin declined $11 million from the fourth quarter. As a percent of sales, the margin rate was 24.9% compared with 22.9% last quarter. The margin rate improvement resulted from better price realization along with lower cost of goods sold, primarily the result of changes in inventory levels between the two quarters. There was a $197 million inventory increase for the current quarter compared to a $267 million decrease in fourth-quarter 1995. When inventory increases, certain fixed costs incurred in the current period are inventoried. These inventoried fixed costs are then charged to cost of goods sold in later periods when inventory decreases. Partially offsetting the favorable margin items were effects of lower sales volume and absence of $22 million in LIFO (last-in, first-out) inventory benefits in the previous quarter.
     Selling, general and administrative expenses were $402 million, compared to $392 million for fourth-quarter 1995. The increase was the result of higher spending levels in support of expanded operations.
     Research and development expenses of $98 million were about the same as the fourth quarter.
     Operating profit of $418 million decreased $17 million. As a percent of sales, operating profit was 11.4%, up 0.7 percentage points from the fourth quarter.
     Interest expense of $49 million was about the same as the fourth quarter. Other income/expense was income of $29 million compared with income of
$20 million in the fourth quarter. The increase primarily reflects a favorable change in foreign exchange gains and losses.

Financial Products
     Financial Products' before-tax profit was $36 million, an increase of $16 million from fourth-quarter 1995. Selling, general and administrative expenses were down $7 million due to a lower provision for credit losses at Cat Financial. Interest expense was down $2 million because of a lower cost of borrowed funds. Other income/expense was income of $10 million, an increase of $7 million from fourth-quarter 1995, primarily the result of higher investment income on portfolio transactions at Caterpillar Insurance.

Income Taxes
     Tax expense of $143 million increased $10 million, reflecting the use of a 33% estimated effective annual tax rate for the first quarter compared with an effective rate of 31% for the fourth quarter.

SALES
     Following are summaries of first-quarter company sales and dealer deliveries compared with the same quarter in 1995.

Company Sales Inside the United States
     Caterpillar sales inside the United States were $1.88 billion, a $96 million or 5% decrease from the same quarter a year ago. Higher price realization was more than offset by a drop in volume. A decline in dealer sales to users for both machines and engines and inventory adjustments by dealers contributed to the drop in volume.
     Sales inside the United States during the first quarter were 51% of total sales versus 52% in 1995's first quarter.

U.S. Dealer Machine Sales to End-Users
     Sales were below year-earlier levels due to weaker industry demand for construction equipment and a reduced share of industry sales. The industry declined despite favorable factors such as higher housing starts, increased nonresidential construction and stronger mining activity. In part, this reflects the impact of tight monetary policies and weaker growth in cash flow, and is consistent with a reduction in replacement demand after several years of strong industry sales. Industry demand for agricultural equipment, however, continued to grow.
     Sales to end-users (including rental purchase options) declined in most work applications:
     - Highway-related sales were below year-earlier levels despite higher spending on highway construction and repair.
     - Sales to the commercial, industrial and government building sector were also down despite higher levels of construction spending in these areas.
     - Housing-related sales were lower although starts were up compared with year earlier.
     Sales to the commodity sector in total were unchanged as the increase in metal mining sales offset declines elsewhere:
     - Metal mining-related sales increased significantly over year earlier levels due to higher mine production.
     - Sales to the coal mining sector were lower reflecting weaker mine production.
     - Sand and quarry mining-related sales were down while mine production was about the same.
     - Agricultural sector sales of tractors were higher reflecting both the introduction of new models and a strong industry. Sales of other construction equipment for agricultural use, however, were lower.
     - Forestry-related sales were below year earlier reflecting lower production and weaker prices for lumber. Pulp prices, although declining, were still higher than a year ago.
     Sales to landfills and industrial applications also were lower.

Deliveries to U.S. Dealer Rental Fleets
     Deliveries to U.S. dealers for their dedicated rental fleets were lower compared to first-quarter 1995. U.S. dealer rental inventories decreased from fourth-quarter levels, but remained above year-earlier levels.

U.S. Dealer New Machine Inventories

     U.S. dealer new machine inventories were up from the end of the fourth quarter in preparation for the spring selling season but were down compared to year earlier. At the end of the first quarter, dealer inventories were slightly above normal relative to current selling rates.

Company Engine Sales Inside the United States
     Sales of diesel engines were below year-earlier levels primarily as a result of weaker industry demand. The on-highway truck industry in particular has fallen noticeably from very strong year-earlier levels leading to a reduction in deliveries of truck engines to Original Equipment Manufacturers
(OEMs). Higher sales to users in marine applications failed to offset weaker demand for engines used in power generation and industrial applications.
Sales of turbine engines were higher with a gain in industrial power generation more than offsetting a decline in oil and gas applications.

Company Sales Outside the United States
     Caterpillar sales outside the United States of $1.80 billion were unchanged from first-quarter 1995 as improved price realization offset lower volume. Even though dealer sales to end-users for both machines and engines were higher, company sales volume declined because dealers scaled back growth in their new machine inventories and reduced engine inventories.
     Sales outside the United States represented 49% of worldwide sales compared with 48% a year ago.

Dealer Machine Sales to End-Users Outside the United States
     Dealer sales outside the United States were up from first-quarter 1995 due primarily to higher demand in Europe, Africa and the Middle East.
     - Europe: Sales rose in most Western European countries reflecting the impact of low interest rates, low inflation and rising profits. Particularly good gains were realized in the United Kingdom, France and Italy. Sales continued to decline in Germany where the economy has been weak. Higher sales also were realized in Central Europe.
     - Asia (excluding China and Japan): Sales declined despite the continuation of excellent economic growth and infrastructure investment. Sales were higher in Malaysia but lower in Indonesia and Thailand.
     - Africa and the Middle East: Demand continued to improve in response to good commodity prices, exports and economic growth. South Africa and Saudi Arabia registered the largest gains.
     - Latin America: Sales were below year-earlier levels reflecting the impact of last year's severe recession in Mexico. Sales were higher in Argentina and Colombia but lower in Brazil, Chile, and Mexico.
     - Australia: Sales were higher than a year ago due to continued strength in mining. Construction sector sales declined reflecting slower economic growth.
     - Canada: Sales fell primarily due to competitive pressures. Sales were down in all applications except highway construction, metal mining and agriculture.
     - China: Sales were lower despite excellent economic growth and infrastructure investment in China.

     - Japan: Sales of imported product were up and the economy is showing signs of recovery. The industry, however, remains relatively weak.
     - Commonwealth of Independent States (CIS): Sales were up from very low levels a year ago.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were up from the end of the fourth quarter and from the end of first-quarter 1995. However, because demand has also improved, dealer inventories are about normal relative to current selling rates.

Company Engine Sales Outside the United States
     Despite higher sales to end-users, company sales of diesel engines fell as dealers adjusted their inventory levels. Sales to users were higher in all regions, except Canada, with the largest gain in Asia. By work application, sales were up in marine and industrial, with a large gain in power generation.
 Deliveries to truck OEMs were lower due to weakness in Canada. Sales of turbine engines were about the same as year earlier with a decline in the industrial power generation business offsetting an increase in oil and gas applications.

PLANT CLOSING AND CONSOLIDATION COSTS
     At March 31, 1996 the reserve for plant closing and consolidation costs was $265 million. Of this balance, $172 million related to anticipated costs associated with the closure of the Component Products Division's York, Pennsylvania, facility. The probable closing of the York facility was announced in December 1991. The company determined that unless significant cost reductions were made, the unit would be closed. The company is currently in the early stages of closing the plant.
     Also in the reserve for plant closing and consolidation costs at March 31, 1996, was $69 million for write-downs of buildings, machinery and equipment at previously closed facilities. The remainder of the reserve related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is amortized as the benefits are provided. Currently amortization periods are through 2003.

EMPLOYMENT
     At the end of the first quarter, Caterpillar's worldwide employment was 54,955, compared with 54,298 one year ago. Hourly employment decreased 197 to 32,134, while salaried and management employment increased 854 to 22,821. The increased employment is largely the result of acquisitions, partially offset by attrition.

ECONOMIC AND INDUSTRY OUTLOOK
     World economic growth is still expected to be near 1995 levels with recoveries in Latin America, Japan and the CIS offsetting slower growth in the United States, Canada, Australia and Europe. Worldwide industry demand for machines is expected to remain near 1995 levels as lower demand in North

America is nearly offset by stronger demand elsewhere. Worldwide demand for engines, however, will likely decline as the forecasted drop in the North American industry is not expected to be fully offset by growth in the rest of the world.
     Despite recent favorable data, the U.S. economy is still expected to slow further in 1996 as a result of tight monetary and fiscal policies pursued over
the last several years.    Although further interest rate cuts are
anticipated, they are not expected to reverse the slowdown which will likely be more pronounced in the second half and could result in a mild recession. U.S. Gross Domestic Product (GDP) is forecast to grow 1.0%-1.5% in 1996 versus 2.0% in 1995. Housing starts are forecast to decline, and growth in commercial construction and mining should slow. The weaker U.S. economy combined with a drop in replacement demand is expected to result in lower industry demand for both machines and engines. Heavy duty truck industry demand, in particular, is forecast to drop sharply in 1996 from its 1995 peak. Industry demand for machines and engines is also expected to be lower in Canada due to a weakening economy and reduced spending for infrastructure.
     In Western Europe, economic growth was weaker than expected at year end, particularly in Germany and France. Nonetheless, interest rate reductions over the past year should lead to a resumption of moderate growth in the second half. For the year as a whole, European economies now seem likely to register GDP growth of only 2.0%, below earlier expectations and slightly slower than 1995. In contrast, good economic growth continues in Central Europe. European industry demand is still forecast to increase in 1996, but less than earlier anticipated.
     Economic recovery appears to finally be taking hold in Japan although growth will likely be too weak to support much improvement in industry demand. In Australia, slower economic growth should result in a declining construction industry, but mining activity is forecast to remain strong.
     Economic growth is still forecast to accelerate in the developing countries leading to higher industry demand. Continued strong growth in the developing countries of Asia should lead to another year of higher industry sales. Higher sales are also forecast for the Africa/Middle East region where high commodity prices, good export demand and economic restructuring should combine for another year of good economic growth.
     In Latin America, weak recoveries are still expected in both Mexico and Argentina with healthy growth forecast for most other major countries. While the resulting moderate economic growth for the region will be an improvement over 1995, industry demand is unlikely to improve much. The severe, six-year decline in the CIS is also forecast to end but political instability will likely remain. Some growth in industry demand is anticipated for 1996.

COMPANY OUTLOOK
     As reported in January, worldwide company sales are expected to be somewhat lower than 1995 levels as improved sales in the developing regions and Europe are not expected to offset lower sales in the United States, Canada and Australia. Even though company results for the first quarter of 1996 were somewhat better than anticipated, the outlook for 1996 remains essentially unchanged.
     However, if moderate economic growth continues in the United States throughout 1996, rather than the projected weaker growth and mild recession, then company sales should increase from 1995 levels. Improved manufacturing flexibility should allow the company to readily adjust to changes in demand during 1996. Profit is expected to be in line with physical sales volume.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The information included in the Outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. While it is impossible to itemize the many factors and specific events that could affect the outlook of any company operating in the global economy, the company's outlook for 1996 is predominantly based on its interpretation of what it considers key economic factors. These include, but are not limited to, the impact of monetary and fiscal policies. If, as most economists are projecting, the U.S. economy realizes a "soft landing" rather than the slowdown and mild recession forecast by the company, business in the U.S. could prove better than is currently anticipated. Conversely, if as some economists predict, the European economy fails to grow at least 2%, sales could suffer and fail to partially offset projected declines in North America. Lower than expected growth in other regions also could reduce company sales. World economic activity will be greatly influenced by government actions and political policies. The above contingencies are seen as the principal risks to the company's 1996 Outlook. Other significant risks include factors discussed in Item 7 of the company's Form 10-K for 1995.

B.  Liquidity & Capital Resources
     Consolidated operating cash flows totaled $267 million in the first quarter of 1996, compared with $420 million in the first quarter of 1995.
     Total debt at the end of the quarter was $6.55 billion, an increase of $146 million from year end 1995. Over this period, debt related to Machinery & Engines decreased $6 million, to $2.21 billion, while debt related to Financial Products increased $152 million to $4.33 billion.

Machinery and Engines
     Operating cash flows totaled $147 million in the first quarter of 1996, compared with $332 million in the first quarter of 1995. The cash flow decrease is primarily the result of increased receivables.
     Capital expenditures, excluding equipment leased to others, totaled $69 million in the first quarter compared with $73 million a year ago. The percent of debt to debt plus stockholders equity improved to 38% at March 31, 1996, from 40% at December 31, 1995.

Financial Products
     Operating cash flows totaled $120 million in the first quarter of 1996, compared with $88 million in the first quarter of 1995. Cash used to purchase equipment leased to others totaled $46 million in the first quarter of 1996. In addition, first-quarter 1996 cash used for the net increase in finance receivables was $129 million, compared with $83 million during the first quarter of 1995.
     Financial Products' debt was $4.33 billion at March 31, 1996, an increase of $152 million from December 31, 1995. At the end of the first quarter, finance receivables past due over 30 days were 2.2%, compared with 2.0% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 7.6:1 at March 31, 1996, compared with 7.7:1 at December 31, 1995.

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
     The Annual Meeting of Stockholders of Caterpillar Inc. was held on April 10, 1996, for the purpose of electing a board of directors, approving the Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, approving the appointment of auditors, and voting on the proposal described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                        Shares                          Shares
                        Voted           Shares           Not
                        "For"         "Withheld"        Voted

W. F. Blount         169,486,908      1,467,152           0
J. P. Gorter         168,448,234      2,505,826           0
P. A. Magowan        159,512,497     11,441,563           0
C. K. Yeutter        169,482,915      1,471,145           0


     Adoption of the Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan was approved by the following vote:

     Shares              Shares                                 Shares
     Voted               Voted                 Shares           Not
     "FOR"             "AGAINST"            "ABSTAINING"        Voted

   144,737,029         23,706,626             2,510,405           0

     The appointment of Price Waterhouse LLP as independent auditor was approved by the following vote:

     Shares              Shares                                 Shares
     Voted               Voted                 Shares           Not
     "FOR"             "AGAINST"            "ABSTAINING"        Voted

   169,845,569          592,045               516,446             0


The stockholder proposal to declassify the Board of Directors for the purpose of director elections was defeated with the following vote:

     Shares              Shares                                 Shares
     Voted               Voted                 Shares           Not
     "FOR"             "AGAINST"            "ABSTAINING"        Voted

   75,229,107          77,545,424            3,711,241        14,468,288



Item 6.   Exhibits and Reports on Form 8-K

     (a)	Exhibits

          Exhibit No.              Description

             27                    Financial Data Schedule


     (b)	One report, dated March 19, 1996, on Form 8-K was filed during the quarter ending March 31, 1996, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CATERPILLAR INC.



Date: May 3, 1996             By:    /s/ D. R. Oberhelman

                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer


Date: May 3, 1996	            By:     /s/ R. R. Atterbury III
                                      R. R. Atterbury III, Secretary

EXHIBIT INDEX

Exhibit
Number         Description

  27           Financial Data Schedule