Form 10-K/A
period 1995-12-31
CATERPILLAR INC
filed 1996-05-28
CIK 18230

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549



                                   FORM 11-K



(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the Fiscal Year Ended December 31, 1995


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

                              REQUIRED INFORMATION


ITEM 1.


The audited statement of net assets available for plan benefits as of the end of the latest two fiscal years of the Plan is attached hereto as Exhibit A.



ITEM 2.


The audited statement of changes in net assets available for plan benefits for each of the latest two fiscal years of the Plan is attached hereto as Exhibit B.



ITEM 3.


The statements required by Items 1 and 2 have been prepared in accordance with the applicable financial reporting requirements of ERISA.



ITEM 4.


The Consent of Independent Accountants is attached hereto as Exhibit C.

         SOLAR TURBINES INCORPORATED
         SAVINGS AND INVESTMENT PLAN
         FINANCIAL STATEMENTS
         DECEMBER 31, 1995 AND 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


 May 3, 1996

 To the Participants and
 Plan Administrator of the
 Solar Turbines Incorporated
 Savings and Investment Plan

 In our opinion, the accompanying statements of net assets available for plan benefits of the Solar Turbines Incorporated Savings and Investment Plan and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits at December 31, 1995 and 1994, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


/s/ Price Waterhouse LLP
    Peoria, Illinois

                                                                       EXHIBIT A
                                                                       ---------
                                                                       Page 1

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------
   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                              DECEMBER 31, 1995
                              -----------------
                              (Dollars in 000's)

                                                                      Fund Information
                                 ------------------------------------------------------------------------------------------
                                 Caterpillar    Guaranteed                         Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------     ------    -------------
Investments, at fair value
  (Notes 2 and 4):
    Investment in Master Trust
      Net Assets                   $2,986          $  -        $3,025         $408       $1,276     $1,628         $716
                                   ======          ====        ======         ====       ======     ======         ====

                                             Fund Information
                                 -----------------------------------------
                                 Preferred Group of Mutual Funds
                                 -------------------------------
                                              Asset       Fixed      Loan
                                 Growth     Allocation    Income     Fund      Total
                                 ------     ----------    ------    ------    -------
Investments, at fair value
  (Notes 2 and 4):
    Investment in Master Trust
      Net Assets                 $2,642        $386        $216      $950     $14,233
                                 ======        ====        ====      ====     =======



                      (See notes to financial statements)

                                                                       EXHIBIT A
                                                                       ---------
                                                                       Page 2

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

                                                                      Fund Information
                                 ------------------------------------------------------------------------------------------
                                 Caterpillar    Guaranteed                          Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Investments, at fair value
  (Notes 2 and 4):
    Investment in Master Trust
      Net Assets                    $1,795         $883        $2,271         $382       $1,199     $929          $664
                                    ======         ====        ======         ====       ======     ====          ====

                                             Fund Information
                                 -----------------------------------------
                                 Preferred Group of Mutual Funds
                                 -------------------------------
                                              Asset       Fixed      Loan
                                 Growth     Allocation    Income     Fund      Total
                                 -------    ----------    ------    ------    --------
Investments, at fair value
  (Notes 2 and 4):
    Investment in Master Trust
      Net Assets                 $1,816        $179        $131      $750     $10,999
                                 ======        ====        ====      ====     =======



                      (See notes to financial statements)

                                                                       EXHIBIT B
                                                                       ---------
                                                                       Page 1



                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------
    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                     ------------------------------------
                               (Dollars in 000's)

                                                                      Fund Information
                                 ------------------------------------------------------------------------------------------
                                 Caterpillar    Guaranteed                         Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Employee contributions             $  601          $            $  465        $ 79       $  210     $  206        $ 205
                                   ------          ----         ------        ----       ------     ------        -----

Plan interest in net
 investment gain of
 Master Trust (Note 4)                173                          249          34           71        382           65
                                   ------          ----         ------        ----       ------     ------        -----

Withdrawals                           (97)                        (155)        (17)        (104)       (32)         (15)
Transfers (to)/from other
 plans, net                            27                          (99)          3           (5)       (23)         (10)
Interfund transfers, net              487          (883)           294         (73)         (95)       166         (193)
                                   ------          ----         ------        ----       ------     ------        -----

    Withdrawals and trans-
     fers, net                        417          (883)            40         (87)        (204)       111         (218)
                                   ------          ----         ------        ----       ------     ------        -----

Increase (decrease) in net
 assets                             1,191          (883)           754          26           77        699           52

Net assets:
 Beginning of year                  1,795           883          2,271         382        1,199        929          664
                                   ------          ----         ------        ----       ------     ------        -----

 End of year                       $2,986          $ -          $3,025        $408       $1,276     $1,628        $ 716
                                   ======          ====         ======        ====       ======     ======        =====

                                             Fund Information
                                 -----------------------------------------
                                 Preferred Group of Mutual Funds
                                 -------------------------------
                                              Asset       Fixed      Loan
                                 Growth     Allocation    Income     Fund      Total
                                 -------    ----------    ------    ------    --------

Employee contributions          $  441        $ 59        $ 45      $        $ 2,311
                                ------        ----        ----      ----     -------

Plan interest in net
 investment gain of
 Master Trust (Note 4)             514          76          23        60       1,647
                                ------        ----        ----      ----     -------

Withdrawals                       (144)        (11)        (10)       (9)       (594)
Transfers (to)/from other
 plans, net                        (14)         (4)          2        (7)       (130)
Interfund transfers, net            29          87          25       156
                                ------        ----        ----      ----     -------


    Withdrawals and trans-
     fers, net                    (129)         72          17       140        (724)
                                ------        ----        ----      ----     -------
Increase (decrease) in net
 assets                            826         207          85       200       3,234

Net assets:
 Beginning of year               1,816         179         131       750      10,999
                                ------        ----        ----      ----     -------

 End of year                    $2,642        $386        $216      $950     $14,233
                                ======        ====        ====      ====     =======



                      (See notes to financial statements)

                                                                       EXHIBIT B
                                                                       ---------
                                                                       Page 2

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

                                                                      Fund Information
                                 ------------------------------------------------------------------------------------------
                                 Caterpillar    Guaranteed                          Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Employee contributions             $  435        $              $  531        $ 83       $  134     $ 167          $238
                                   ------        -------        ------        ----       ------     -----          ----

Plan interest in net
 investment gain (loss)
 of Master Trust
 (Note 4)                             185             85            55          (2)          38         5             6
                                   ------        -------        ------        ----       ------     -----          ----

Withdrawals                          (129)           (63)         (252)         (9)         (92)      (58)          (21)
Transfers (to)/from other
 plans, net                            (7)            (5)           (1)        (11)          (6)      (13)           (2)
Interfund transfers, net              610         (1,657)          834         (51)         306      (125)            1
                                   ------        -------        ------        ----       ------     -----          ----

     Withdrawals and trans-
     fers, net                        474         (1,725)          581         (71)         208      (196)          (22)
                                   ------        -------        ------        ----       ------     -----          ----

Increase (decrease) in net
 assets                             1,094         (1,640)        1,167          10          380       (24)          222

Net assets:
    Beginning of year                 701          2,523         1,104         372          819       953           442
                                   ------        -------        ------        ----       ------     -----          ----

    End of year                    $1,795        $   883        $2,271        $382       $1,199     $ 929          $664
                                   ======        =======        ======        ====       ======     =====          ====


                                         Fund Information
                                 -----------------------------------------
                                 Preferred Group of Mutual Funds
                                 -------------------------------
                                              Asset       Fixed      Loan
                                 Growth     Allocation    Income     Fund      Total
                                 ------     ----------    ------    ------    -------
Employee contributions           $  437        $ 48        $ 34      $        $ 2,107
                                 ------        ----        ----      ----     -------

Plan interest in net
 investment gain (loss) of
 Master Trust (Note 4)              (24)         (5)         (2)       79         420
                                 ------        ----        ----      ----     -------

Withdrawals                         (19)        (13)         (2)      (10)       (668)
Transfers (to)/from other
 plans, net                         (47)         (3)         (3)       (3)       (101)
Interfund transfers, net           (133)         21          (5)      199
                                 ------        ----        ----      ----     -------

    Withdrawals and trans-
     fers, net                     (199)          5         (10)      186        (769)
                                 ------        ----        ----      ----     -------

Increase (decrease) in net
 assets                             214          48          22       265       1,758

Net assets:
 Beginning of year                1,602         131         109       485       9,241
                                 ------        ----        ----      ----     -------

 End of year                     $1,816        $179        $131      $750     $10,999
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

Participation
- -------------

Hourly employees of the Company who meet certain age, service and citizenship or residency requirements are eligible to participate in the Plan. Participation commences upon an eligible employee's filing of an application with the Company.

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

Contributions
- -------------

Employee contributions are made through a pretax compensation deferral as elected by participating employees, and are contributed to the Plan by the employer. During 1995, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the employee's compensation (limited by the Internal Revenue Code to $9,240 in 1995) for participants earning in excess of $62,345 or (b) $9,240 for participants earning less than $62,345.

During 1994, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the employee's compensation (limited by the Internal Revenue Code to $9,240 in 1994) for participants earning in excess of $60,530 or (b) $9,240 for participants earning less than $60,530.

Investment programs
- -------------------

Employees may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information.

Interfund transfers
- -------------------

Transfers of assets between investment funds are recorded on a net basis in the statement of changes in net assets available for plan benefits with fund information.

Vesting, distribution and
- -------------------------
plan termination
- ----------------

Participants are fully vested in their employee contributions. Upon termination of employment for any reason, including death, retirement or total and permanent disability, or upon Plan termination, the balance or balances in participants' accounts are distributable.

Administration
- --------------

The Plan is administered by the Vice President - Human Services Division of Caterpillar Inc., and the Benefits Funds Committee of Caterpillar Inc. is responsible for financial aspects of the Plan. Caterpillar Inc. and the Benefit Funds Committee have entered into a trust agreement with The Northern Trust Company to receive contributions, administer the assets of the Plan and distribute withdrawals pursuant to the Plan.

Federal income tax status
- -------------------------

The Internal Revenue Service has determined and informed the Company by letter dated May 30, 1986, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended subsequent to the amendments covered by the determination letter; however, the Plan administrator and the Plan's legal counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 2 - SUMMARY OF SIGNIFICANT
- -------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting
- -------------------

The Plan's accounts are maintained on the accrual basis of accounting.

Investments
- -----------

The fair value of the Plan's investments in the 401(k) Master Trust (Note 4) is based upon the beginning of the year value of the Plan's investment plus actual contributions, transfers and allocated investment income less actual withdrawals.

Administrative expenses
- -----------------------

Trustee fees and certain investment costs are paid by Caterpillar Inc. Administrative costs are paid by the Company.

Reclassification
- ----------------

Certain amounts in the December 31, 1994 statement of changes in net assets available for plan benefits with fund information have been reclassified to conform with the December 31, 1995 presentation.

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

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------
                              NOTE 3 - UNIT VALUES
                              --------------------
                               DECEMBER 31, 1995
                               -----------------
                                (units in 000's)

                          January  February  March  April   May   June   July   August  September  October  November  December
                          -------  --------  -----  -----  -----  -----  -----  ------  ---------  -------  --------  --------
CATERPILLAR COMMON
STOCK FUND:
  Units                       105       109    112    112    118    117    132     130        138      144       137       141
  Unit value                18.66     18.70  20.10  21.08  21.69  23.07  25.17   24.05      20.56    20.29     22.11     21.20
STABLE PRINCIPAL FUND:
  Units                       303       302    295    299    310    311    293     289        291      293       298       302
  Unit value                10.00     10.00  10.00  10.00  10.00  10.00  10.00   10.00      10.00    10.00     10.00     10.00
PREFERRED GROUP OF
MUTUAL FUNDS:-
  Money Market:
    Units                   1,234     1,267  1,387  1,406  1,337  1,347  1,125   1,246      1,214    1,051     1,366     1,275
    Unit value               1.00      1.00   1.00   1.00   1.00   1.00   1.00    1.00       1.00     1.00      1.00      1.00
  Short-Term Govern-
  ment:
    Units                      39        40     41     41     41     41     41      41         42       40        41        41
    Unit value               9.59      9.64   9.66   9.67   9.80   9.80   9.78    9.79       9.78     9.82      9.84      9.87
  Value:
    Unit                       86        85     86     87     91     93     97      96         98      101       101       108
    Unit value              11.53     12.08  12.42  12.82  13.37  13.82  14.35   14.39      14.90    14.46     15.34     15.02
  Growth:
    Units                     127       124    129    130    135    138    141     147        145      151       149       156
    Unit value              13.37     13.90  14.59  15.06  15.49  16.63  17.65   17.43      17.95    17.86     18.00     16.90
  International:
    Units                      59        60     58     60     57     59     60      59         60       58        55        57
    Unit value              11.25     11.34  11.32  11.84  12.07  12.24  12.87   12.42      12.76    12.54     12.54     12.55
  Asset Allocation:
    Units                      18        18     18     19     22     24     28      28         27       28        29        31
    Unit value              10.56     10.86  11.03  11.26  11.79  11.97  12.25   12.35      12.64    12.70     13.15     12.45
  Fixed Income:
    Units                      11        11     11     11     12     12     15      17         19       18        20        20
    Unit value               9.68      9.84   9.86   9.94  10.27  10.30  10.22   10.28      10.33    10.42     10.53     10.58


NOTE 4 - MASTER TRUST:
- ---------------------

Under a Master Trust agreement with The Northern Trust Company (the Trustee),
Part II of the Caterpillar Inc. Employees' Investment Plan (EIP II), the Solar Turbines Incorporated Savings and Investment Plan and the Caterpillar Inc. Tax Deferred Savings Plan pool their investments in the Caterpillar Inc. 401(k) Master Trust (the Master Trust) in exchange for a percentage of participation in the Master Trust.

The Master Trust invests in the Preferred Group of Mutual Funds, registered investment companies which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of the Company. The Preferred Group of Mutual Funds is comprised of the following:

Preferred Short-Term Government Fund       Preferred Growth Fund       Preferred Money Market Fund
Preferred Asset Allocation Fund            Preferred Value Fund        Preferred Fixed Income Fund
Preferred International Fund

CIML manages the Preferred Short-Term Government Fund. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1995 and 1994 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1995 and 1994, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                             1995     1994
                                             -----    -----
  Caterpillar Inc. Common Stock Fund         1.88%    1.29%
  Guaranteed Investment Contract Fund           0%    2.82%
  Stable Principal Fund                      3.11%    3.16%
  Preferred Short-Term Government Fund       3.18%    3.13%
  Preferred Money Market Fund                2.02%    2.39%
  Preferred Value Fund                       1.22%    1.09%
  Preferred International Fund               1.08%    1.00%
  Preferred Growth Fund                      1.62%    1.62%
  Preferred Asset Allocation Fund            1.09%    0.87%
  Preferred Fixed Income Fund                 .93%    0.95%
  Loan Fund                                  6.04%    5.50%


Investment valuation
- --------------------

The Master Trust's investments are stated at fair value, except for its investment contracts with insurance companies which are stated at contract value, which approximates fair value. Common stock, common trust funds, government obligations and corporate bonds and other are valued at quoted market prices. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Master Trust at year end. Participant loans are valued at cost which approximates fair value.

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 12 through 15 for analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1995 and 1994.


Return of contributions
- -----------------------

These amounts represent contributions made by certain participants in EIP II from 1989 through 1994 which exceeded the allowable amount as defined by the Internal Revenue Code and were subsequently returned to the respective participants with earnings thereon.


Reclassification
- ----------------

Certain amounts in the November 30, 1994 Master Trust summary of net assets and Master Trust summary of changes in net assets have been reclassified to conform with the November 30, 1995 presentation.

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------
                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1995
                               -----------------
                              (Dollars in 000's)

                                        Caterpillar    Guaranteed                          Preferred Group of Mutual Funds
                                          Common       Investment     Stable      --------------------------------------------------
                                           Stock        Contract     Principal    Short-term    Money
                                           Fund           Fund         Fund       Government    Market      Value      International
                                        -----------    ----------    ---------    ----------    -------    --------    -------------
Investments, at fair value:
  Common stock                            $148,480        $           $             $           $          $              $
  Registered investment companies                                                    12,721      62,552     128,442        64,790
  Common trust funds                         6,954                     52,724
  Participant loans
                                          --------        ----        -------       -------     -------    --------       -------
                                           155,434                     52,724        12,721      62,552     128,442        64,790
Investment contracts with
 insurance companies, at
 contract value                                                        44,089
                                          --------        ----        -------       -------     -------    --------       -------

      Total investments                    155,434                     96,813        12,721      62,552     128,442        64,790

Dividend and interest receivable                26                         66            59         284       4,281           929
Transfers receivable from EIP I              2,593                                                   13
Contributions receivable                       418                        506            78         257         710           585
Other receivable/(payable), net                225                         30           (38)        (59)        163           (89)
                                          --------        ----        -------       -------     -------    --------       -------

      Net assets                          $158,696        $ --        $97,415       $12,820     $63,047    $133,596       $66,215
                                          ========        ====        =======       =======     =======    ========       =======

                                         Preferred Group of Mutual Funds
                                        ---------------------------------
                                                      Asset       Fixed       Loan
                                        Growth      Allocation    Income      Fund       Total
                                        -------     ----------    -------    -------    --------
Investments, at fair value:
  Common stock                          $             $           $          $          $148,480
  Registered investment companies        156,741       34,726      22,890                482,862
  Common trust funds                                                                      59,678
  Participant loans                                                           16,571      16,571
                                        --------      -------     -------    -------    --------
                                         156,741       34,726      22,890     16,571     707,591
Investment contracts with
 insurance companies, at
 contract value                                                                           44,089
                                        --------      -------     -------    -------    --------

      Total investments                  156,741       34,726      22,890     16,571     751,680

Dividend and interest receivable           5,064          270         103                 11,082
Transfers receivable from EIP I                                                            2,606
Contributions receivable                   1,202          255         149                  4,160
Other receivable/(payable), net              151           17           9       (850)       (441)
                                        --------      -------     -------    -------    --------

      Net assets                        $163,158      $35,268     $23,151    $15,721    $769,087
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
                               -----------------
                               (Dollars in 000's)

                                                                        Preferred Group of Mutual Funds
                    Caterpillar Guaranteed           ------------------------------------------------------------
                      Common    Investment  Stable                                                 Asset
                       Stock     Contract  Principal Short-term   Money          Interna-          Allo-   Fixed    Loan
                       Fund       Fund       Fund    Government   Market  Value   tional   Growth  cation  Income   Fund     Total
                       ----       ----       ----    ----------   ------  -----   ------   ------  ------  ------   ----     -----
Investments, at fair
 value:
   Common stock      $132,326    $         $          $          $        $        $       $        $       $       $       $132,326
   Registered
    investment
    companies                                          12,023     49,764   82,196   62,475  110,183  19,684  13,611          349,936
   Common trust
    funds               5,494               11,502                                                                            16,996
   Government
    obligations                             16,143                                                                            16,143
   Participant
    loans                                                                                                            13,627   13,627
                     --------    -------   -------    -------    -------  -------  ------- -------- ------- ------- ------- --------
                      137,820               27,645     12,023     49,764   82,196   62,475  110,183  19,684  13,611  13,627  529,028
Investment
 contracts with
 insurance
 companies, at
 contract value                   31,443    43,267                                                                            74,710
                     --------    -------   -------    -------    -------  -------  ------- -------- ------- ------- ------- --------
     Total
      investments     137,820     31,443    70,912     12,023     49,764   82,196   62,475  110,183  19,684  13,611  13,627  603,738

Dividend and
 interest receivable       31                  118         43        185    2,519    3,003      615     514      59            7,087
Transfers receivable
 from EIP I             1,062                                         16                                                       1,078
Contributions
 receivable               380                  634         98        240      631      769    1,199     213     138            4,302
Other
 receivable/
 (payable), net            (4)       (57)      200         14        (47)       7       57      122      10      17              319
                     --------    -------   -------    -------    -------  -------  ------- -------- ------- ------- ------- --------
     Net assets      $139,289    $31,386   $71,864    $12,178    $50,158  $85,353  $66,304 $112,119 $20,421 $13,825 $13,627 $616,524
                     ========    =======   =======    =======    =======  =======  ======= ======== ======= ======= ======= ========

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------
            NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
            --------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                     ------------------------------------
                               (Dollars in 000's)

                                 Caterpillar    Guaranteed                         Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Investment income:-
  Interest                        $    441      $               $ 3,408       $         $         $                 $
  Dividends                          3,007
  Net appreciation in fair
   value of:
    Common stock                    11,603
    Government obligations                                        4,747
    Registered investment
      companies                                                                 1,120     3,492     34,119            6,180
                                  --------      ----------      -------       -------   -------   --------          -------
        Net investment income       15,051                        8,155         1,120     3,492     34,119            6,180
                                  --------      ----------      -------       -------   -------   --------          -------
Contributions to all plans           4,931                        5,691           971     3,510      7,412            7,441
                                  --------      ----------      -------       -------   -------   --------          -------
Withdrawals from all plans          (8,043)                      (5,821)         (625)   (6,582)    (2,927)          (1,884)
                                  --------      ----------      -------       -------   -------   --------          -------
Return of contributions             (1,003)                      (1,689)         (152)     (905)    (1,770)            (995)
                                  --------      ----------      -------       -------   -------   --------          -------
Transfers from EIP I                33,755                                                  373
                                  --------      ----------      -------       -------   -------   --------          -------
Interfund transfers, net           (25,284)        (31,386)      19,215          (672)   13,001     11,409          (10,831)
                                  --------      ----------      -------       -------   -------   --------          -------
Increase (decrease) in
 assets for the year                19,407         (31,386)      25,551           642    12,889     48,243              (89)

Net assets:
  Beginning of year                139,289          31,386       71,864        12,178    50,158     85,353           66,304
                                  --------        --------      -------       -------   -------   --------         --------
  End of year                     $158,696        $      -      $97,415       $12,820   $63,047   $133,596         $ 66,215
                                  ========        ========      =======       =======   =======   ========         ========

                                  Preferred Group of Mutual Funds
                                  -------------------------------
                                               Asset       Fixed      Loan
                                  Growth     Allocation    Income     Fund      Total
                                  -------    ----------    ------    ------    --------
Investment income:-
  Interest                       $              $         $        $  1,121    $  4,970
  Dividends                                                                       3,007
  Net appreciation in fair
   value of:
    Common stock                                                                 11,603
    Government obligations                                                        4,747
    Registered investment
      companies                    32,918         7,478     2,919                88,226
                                  -------    ----------    ------    ------    --------
        Net investment income      32,918         7,478     2,919     1,121     112,553
                                  -------    ----------    ------    ------    --------
Contributions to all plans         13,351         2,531     1,493                47,331
                                  -------    ----------    ------    ------    --------
Withdrawals from all plans         (3,115)       (1,313)     (761)     (883)    (31,954)
                                  -------    ----------    ------    ------    --------
Return of contributions            (2,389)         (354)     (238)               (9,495)
                                  -------    ----------    ------    ------    --------
Transfers from EIP I                                                             34,128
                                  -------    ----------    ------    ------    --------
Interfund transfers, net           10,274         6,505     5,913     1,856
                                  -------    ----------    ------    ------    --------
Increase (decrease) in
 assets for the year               51,039        14,847     9,326     2,094     152,563

Net assets:
  Beginning of year               112,119        20,421    13,825    13,627     616,524
                                 --------       -------  --------  --------    --------
  End of year                    $163,158       $35,268  $ 23,151  $ 15,721    $769,087
                                 ========       =======  ========  ========    ========

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

                                 Caterpillar    Guaranteed                         Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Investment income (loss):-
  Interest                        $    231         $ 2,093      $ 4,170       $         $          $                $
  Dividends                            981
  Net appreciation depreciation
   in fair value of:
    Common stock                    18,117
    Government obligations                                       (2,101)
    Registered investment
      companies                                                                  (158)    1,325        427              391
                                  --------        --------      -------       -------   -------    -------          -------
          Net (loss)
            investment income       19,329           2,093        2,069          (158)    1,325        427              391
                                  --------        --------      -------       -------   -------    -------          -------
Contributions to all plans           3,097                        7,827         1,169     2,229      7,630            8,559
                                  --------        --------      -------       -------   -------    -------          -------
Withdrawals from all plans          (4,247)         (1,430)      (5,668)         (510)   (3,278)    (1,997)          (1,260)
                                  --------        --------      -------       -------   -------    -------          -------
Transfers from EIP I                61,904                                                  566
                                  --------        --------      -------       -------   -------    -------          -------
Interfund transfers, net           (24,173)        (54,145)      26,902        (1,708)   29,589     (6,841)          18,465
                                  --------        --------      -------       -------   -------    -------          -------
Increase (decrease) in
 assets for the year                55,910         (53,482)      31,130        (1,207)   30,431       (781)          26,155

Net assets:
  Beginning of year                 83,379          84,868       40,734        13,385    19,727     86,134           40,149
                                  --------        --------      -------       -------   -------    -------          -------
  End of year                     $139,289        $ 31,386      $71,864       $12,178   $50,158    $85,353          $66,304
                                  ========        ========      =======       =======   =======    =======          =======

                                  Preferred Group of Mutual Funds
                                  -------------------------------
                                               Asset       Fixed      Loan
                                  Growth     Allocation    Income     Fund      Total
                                  -------    ----------    ------    ------    --------
Investment income (loss):-
  Interest                       $              $         $          $ 1,575    $  8,069
  Dividends                                                                          981
  Net appreciation (depreciation)
   in fair value of:
    Common stock                                                                  18,117
    Government obligations                                                        (2,101)
    Registered investment
      companies                     (1,616)         (800)     (424)                 (855)
                                  --------       -------   -------   -------    --------
        Net investment income
         (loss)                     (1,616)         (800)     (424)    1,575      24,211
                                  --------       -------   -------   -------    --------
Contributions to all plans          14,452         2,825     1,731                49,519
                                  --------       -------   -------   -------    --------
Withdrawals from all plans          (1,904)         (581)     (362)     (197)    (21,434)
                                  --------       -------   -------   -------    --------
Transfers from EIP I                                                              62,470
                                  --------       -------   -------   -------    --------
Interfund transfers, net             5,922         3,113     2,497       379
                                  --------       -------   -------   -------    --------
Increase (decrease) in
 assets for the year                16,854         4,557     3,442     1,757     114,766

Net assets:
  Beginning of year                 95,265        15,864    10,383    11,870     501,758
                                  --------       -------   -------   -------    --------
  End of year                     $112,119       $20,421   $13,825   $13,627    $616,524
                                  ========       =======   =======   =======    ========

                                                                       EXHIBIT C
                                                                       ---------


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 2-97450, as amended, and No. 33-37353) of Caterpillar Inc. of our report dated May 3, 1996 related to the financial statements of the Savings and Investment Plan, which is included in this Annual Report on Form 11-K.


PRICE WATERHOUSE LLP

Peoria, Illinois
May 3, 1996

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549



                                   FORM 11-K



(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the Fiscal Year Ended November 30, 1995


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
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                              REQUIRED INFORMATION


ITEM 1.


The audited statement of net assets available for plan benefits as of the end of the latest two fiscal years of the Plan is attached hereto as Exhibit A.



ITEM 2.


The audited statement of changes in net assets available for plan benefits for each of the latest two fiscal years of the Plan is attached hereto as Exhibit B.



ITEM 3.


The statements required by Items 1 and 2 have been prepared in accordance with the applicable financial reporting requirements of ERISA.



ITEM 4.


The Consent of Independent Accountants is attached hereto as Exhibit C.

         CATERPILLAR INC.
         EMPLOYEES' INVESTMENT PLAN
         FINANCIAL STATEMENTS
         AND ADDITIONAL INFORMATION
         NOVEMBER 30, 1995 AND 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


 May 3, 1996

 To the Participants, Investment
 Plan Committee and Benefits Funds
 Committee of the Caterpillar Inc.
 Employees' Investment Plan

 In our opinion, the accompanying statements of net assets available for plan benefits of the Caterpillar Inc. Employees' Investment Plan and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits at November 30, 1995 and 1994, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

 Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. Schedules I and II and the Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

 /s/ PRICE WATERHOUSE LLP
     Peoria, Illinois

                                                                       EXHIBIT A
                                                                       ---------
                                                                       Page 1

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------
   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               NOVEMBER 30, 1995
                               -----------------
                               (Dollars in 000's)

                                                                       Fund Information
                           ---------------------------------------------------------------------------------------------------------
                                   PART I                                               PART II
                           -----------------------  --------------------------------------------------------------------------------
                           Caterpillar              Caterpillar  Guaranteed                   Preferred Group of Mutual Funds
                             Common     Government    Common     Investment   Stable    --------------------------------------------
                              Stock     Securities     Stock      Contract   Principal  Short-term  Money
                              Fund         Fund        Fund         Fund       Fund     Government  Market    Value    International
                           -----------  ----------  -----------  ----------  ---------  ----------  -------  --------  -------------

Cash                         $     22    $   195     $             $          $           $         $        $           $
Investments, at fair value
 (Notes 2 and 4):
 Caterpillar Inc. common
  stock, 9,942,402 shares     610,215
 U.S. Government securities,
  129,523 units                           11,923
 Investment in Master Trust
  Net Assets                                          145,298                  65,325      9,621     53,550   104,976     55,313
                             --------    -------     --------      --------   -------     ------    -------  --------    -------

     Total cash and
      investments             610,237     12,118      145,298                  65,325      9,621     53,550   104,976     55,313
Employer and employee
 contributions receivable       5,248        160
Dividends receivable            3,450
Other receivable/(payable)      1,272       (118)
                             --------    -------     --------      --------   -------     ------    -------  --------    -------

     Total net assets        $620,207    $12,160     $145,298      $    --    $65,325     $9,621    $53,550  $104,976    $55,313
                             ========    =======     ========      ========   =======     ======    =======  ========    =======

                                           Fund Information
                               -----------------------------------------
                                                PART II
                               -----------------------------------------
                               Preferred Group of Mutual Funds
                               --------------------------------
                                              Asset      Fixed    Loan
                                 Growth     Allocation  Income    Fund      Total
                               -----------  ----------  -------  -------  ---------


Cash                           $            $           $        $        $      217
Investments at fair value
 (Notes 2 and 4):
 Caterpillar Inc. common
  stock, 9,942,402 shares                                                    610,215
 U.S. Government securities,
  129,523 units                                                               11,923
 Investment in Master Trust
  Net Assets                    135,517      29,097      19,480   12,389     630,566
                               --------     -------     -------  -------  ----------
     Total cash and
      investments               135,517      29,097      19,480   12,389   1,252,921
Employer and employee
 contributions receivable                                                      5,408
Dividends receivable                                                           3,450
Other receivable/(payable)                                                     1,154
                               --------     -------     -------  -------  ----------

     Total net assets          $135,517     $29,097     $19,480  $12,389  $1,262,933
                               ========     =======     =======  =======  ==========


                      (See notes to financial statements)

                                                                       EXHIBIT A
                                                                       ---------
                                                                       Page 2
                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------
   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               NOVEMBER 30, 1994
                               -----------------
                               (Dollars in 000's)

                                                                       Fund Information
                           ---------------------------------------------------------------------------------------------------------
                                   PART I                                               PART II
                           -----------------------  --------------------------------------------------------------------------------
                           Caterpillar              Caterpillar  Guaranteed                   Preferred Group of Mutual Funds
                             Common     Government    Common     Investment   Stable    --------------------------------------------
                              Stock     Securities     Stock      Contract   Principal  Short-term  Money
                              Fund         Fund        Fund         Fund       Fund     Government  Market    Value    International
                           -----------  ----------  -----------  ----------  ---------  ----------  -------  --------  -------------

Cash                        $            $   154     $            $           $          $           $        $         $
Investments, at fair value
 (Notes 2 and 4):
 Caterpillar Inc. common
  stock, 10,190,229 shares,   551,546
 U.S. Government securities,
  124,000 units                           10,560
 Investment in Master Trust
  Net Assets                                          119,451       21,715     49,148      9,258     41,117    66,978     58,942
                             --------    -------     --------      -------    -------     ------    -------   -------    -------

     Total cash and
      investments             551,546     10,714      119,451       21,715     49,148      9,258     41,117    66,978     58,942
Employer and employee
 contributions receivable       5,181        190
                             --------    -------     --------      -------    -------     ------    -------   -------    -------

     Total net assets        $556,727    $10,904     $119,451      $21,715    $49,148     $9,258    $41,117   $66,978    $58,942
                             ========    =======     ========      =======    =======     ======    =======   =======    =======

                                           Fund Information
                               -----------------------------------------
                                                PART II
                               -----------------------------------------
                               Preferred Group of Mutual Funds
                               --------------------------------
                                              Asset      Fixed    Loan
                                 Growth     Allocation  Income    Fund      Total
                               -----------  ----------  -------  -------  ---------


Cash                            $            $           $        $        $     154
Investments, at fair value
 (Notes 2 and 4):
 Caterpillar Inc. common
  stock, 10,190,229 shares                                                   551,546
 U.S. Government securities,
  124,000 units                                                               10,560
 Investment in Master Trust
  Net Assets                     91,055      17,276      11,764    9,736     496,440
                                -------     -------     -------  -------  ----------
     Total cash and
      investments                91,055      17,276      11,764    9,736   1,058,700
Employer and employee
 contributions receivable                                                      5,371
                                -------     -------     -------  -------  ----------

     Total net assets           $91,055     $17,276     $11,764  $ 9,736  $1,064,071
                                =======     =======     =======  =======  ==========


                      (See notes to financial statements)

                                                                       EXHIBIT B
                                                                       ---------
                                                                       Page 1

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------
    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED NOVEMBER 30, 1995
                      ------------------------------------
                               (Dollars in 000's)

                                                                       Fund Information
                           ---------------------------------------------------------------------------------------------------------
                                   PART I                                               PART II
                           -----------------------  --------------------------------------------------------------------------------
                           Caterpillar              Caterpillar  Guaranteed                   Preferred Group of Mutual Funds
                             Common     Government    Common     Investment   Stable    --------------------------------------------
                              Stock     Securities     Stock      Contract   Principal  Short-term  Money
                              Fund         Fund        Fund         Fund       Fund     Government  Market    Value    International
                           -----------  ----------  -----------  ----------  ---------  ----------  -------  --------  -------------

Contributions:
 Employee (Note 1)          $ 39,057      $ 2,116     $  2,584     $          $ 3,875    $   671    $ 2,304  $  6,054    $  6,132
 Employer (notes 1 and 2)     23,167
                            --------      -------     --------     -------    -------    -------    -------  --------    --------
                              62,224        2,116        2,584                  3,875        671      2,304     6,054       6,132
                            --------      -------     --------     -------    -------    -------    -------  --------    --------

Investment income:--
 Interest                                     607
 Dividends                    12,818
 Net appreciation in fair
  value of:
   Common stock               75,091
   Government obligations                      51
 Plan interest in net
  investment income of
  Master Trust (Note 4)                                 21,677         120      5,327        790      2,939    26,880       2,422
                            --------      -------     --------     -------    -------    -------    -------  --------    --------

      Net investment
       income                 87,909          658       21,677         120      5,327        790      2,939    26,880       2,422
                            --------      -------     --------     -------    -------    -------    -------  --------    --------

Withdrawals                  (54,428)      (1,142)      (7,022)       (119)    (3,731)      (429)    (6,105)   (2,079)     (1,676)
Return of contributions
 (Note 4)                                               (1,003)                (1,689)      (152)      (905)   (1,770)       (995)
Transfers (to)/from other
 plans, net                                                 67          36        105         53         32       116          29
Interfund transfers, net     (32,225)        (376)       9,544     (21,752)    12,290       (570)    14,168     8,797      (9,541)
                            --------      -------     --------     -------    -------    -------    -------  --------    --------

     Withdrawals and
      transfers, net         (86,653)      (1,518)       1,586     (21,835)     6,975     (1,098)     7,190     5,064     (12,183)
                            --------      -------     --------     -------    -------    -------    -------  --------    --------

Increase (decrease) in
 net assets                   63,480        1,256       25,847     (21,715)    16,177        363     12,433    37,998      (3,629)

Net assets:
 Beginning of year           556,727       10,904      119,451      21,715     49,148      9,258     41,117    66,978      58,942
                            --------      -------     --------     -------    -------    -------    -------  --------    --------

 End of year                $620,207      $12,160     $145,298     $   --     $65,325    $ 9,621    $53,550  $104,976    $ 55,313
                            ========      =======     ========     =======    =======    =======    =======  ========    ========

                                           Fund Information
                               -----------------------------------------
                                                PART II
                               -----------------------------------------
                               Preferred Group of Mutual Funds
                               --------------------------------
                                              Asset      Fixed    Loan
                                 Growth     Allocation  Income    Fund      Total
                               -----------  ----------  -------  -------  ----------

Contributions:
 Employee (Note 1)              $ 10,846     $ 2,066    $ 1,186  $        $   76,891
 Employer (notes 1 and 2)                                                     23,167
                                --------     -------    -------  -------  ----------
                                  10,846       2,066      1,186              100,058
                                --------     -------    -------  -------  ----------
Investment income:--
 Interest                                                                        607
 Dividends                                                                    12,818
 Net appreciation in fair
  value of:
   Common stock                                                               75,091
   Government obligations                                                         51
 Plan interest in net
  investment income of
  Master Trust (Note 4)           30,072       6,512      2,349      858      99,946
                                --------     -------    -------  -------  ----------

      Net investment
       income                     30,072       6,512      2,349      858     188,513
                                --------     -------    -------  -------  ----------

Withdrawals                       (2,202)     (1,136)      (653)    (106)    (80,828)
Return of contributions
 (Note 4)                         (2,389)       (354)      (238)              (9,495)
Transfers (to)/from other
 plans, net                          139          21          1       15         614
Interfund transfers, net           7,996       4,712      5,071    1,886
                                --------     -------    -------  -------  ----------

     Withdrawals and
      transfers, net               3,544       3,243      4,181    1,795     (89,709)
                                --------     -------    -------  -------  ----------

Increase (decrease) in
 net assets                       44,462      11,821      7,716    2,653     198,862

Net assets:
 Beginning of year                91,055      17,276     11,764    9,736   1,064,071
                                --------     -------    -------  -------  ----------

 End of year                    $135,517     $29,097    $19,480  $12,389  $1,262,933
                                ========     =======    =======  =======  ==========

                      (See notes to financial statements)

                                                                       EXHIBIT B
                                                                       ---------
                                                                       Page 2


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

                                                                       Fund Information
                           ---------------------------------------------------------------------------------------------------------
                                   PART I                                               PART II
                           -----------------------  --------------------------------------------------------------------------------
                           Caterpillar              Caterpillar  Guaranteed                   Preferred Group of Mutual Funds
                             Common     Government    Common     Investment   Stable    --------------------------------------------
                              Stock     Securities     Stock      Contract   Principal  Short-term  Money
                              Fund         Fund        Fund         Fund       Fund     Government  Market    Value    International
                           -----------  ----------  -----------  ----------  ---------  ----------  -------  --------  -------------

Contributions:
 Employee (Note 1)          $  35,261    $  2,215    $  1,564     $           $ 4,780    $   807    $ 1,429   $ 5,990     $ 6,401
 Employer (Notes 1 and 2)      20,521
                            ---------    --------    --------     --------    -------    -------    -------   -------     -------
                               55,782       2,215       1,564                   4,780        807      1,429     5,990       6,401
                            ---------    --------    --------     --------    -------    -------    -------   -------     -------
Investment income:--
 Interest                                     349
 Dividends                      4,665
 Net appreciation in
  fair value of:
   Common stock               137,095
   Government obligations                      34
Plan interest in net
 investment income (loss)
 of Master Trust (Note 4)                              17,018        1,440      1,257        (60)     1,160     1,612       5,381
                            ---------    --------    --------     --------    -------    -------    -------   -------     -------

     Net investment
      income (loss)           141,760         383      17,018        1,440      1,257        (60)     1,160     1,612       5,381
                            ---------    --------    --------     --------    -------    -------    -------   -------     -------

Withdrawals                   (85,666)     (1,813)     (3,749)        (930)    (3,362)      (292)    (2,543)   (1,398)       (911)
Transfers (to)/from
 other plans, net                                          37          161         67         37         10       204          76
Interfund transfers, net      (71,220)       (777)     40,014      (38,406)    19,370     (1,062)    26,698    (6,047)     20,684
                            ---------    --------    --------     --------    -------    -------    -------   -------     -------

     Withdrawals and
      transfers, net         (156,886)     (2,590)     36,302      (39,175)    16,075     (1,317)    24,165    (7,241)     19,849
                            ---------    --------    --------     --------    -------    -------    -------   -------     -------

Increase (decrease)
 in net assets                 40,656           8      54,884      (37,735)    22,112       (570)    26,754       361      31,631

Net assets:
 Beginning of year            516,071      10,896      64,567       59,450     27,036      9,828     14,363    66,617      27,311
                            ---------    --------    --------     --------    -------    -------    -------   -------     -------

 End of year                $ 556,727    $ 10,904    $119,451     $ 21,715    $49,148    $ 9,258    $41,117   $66,978     $58,942
                            =========    ========    ========     ========    =======    =======    =======   =======     =======

                                           Fund Information
                               -----------------------------------------
                                                PART II
                               -----------------------------------------
                               Preferred Group of Mutual Funds
                               --------------------------------
                                              Asset      Fixed     Loan
                                 Growth     Allocation   Income    Fund      Total
                               -----------  ----------  --------  -------  ----------
Contributions:
 Employee (Note 1)               $11,142     $ 2,254    $  1,300  $        $   73,143
 Employer (Notes 1 and 2)                                                      20,521
                                 -------     -------    --------  ------   ----------
                                  11,142       2,254       1,300               93,664
                                 -------     -------    --------  ------   ----------
Investment income:--
 Interest                                                                         349
 Dividends                                                                      4,665
 Net appreciation in
  fair value of:
   Common stock                                                               137,095
   Government obligations                                                          34
Plan interest in net
 investment income (loss)
 of Master Trust (Note 4)          3,016        (799)       (343)  1,179       30,861
                                 -------     -------    --------  ------   ----------

     Net investment
      income (loss)                3,016        (799)       (343)  1,179      173,004
                                 -------     -------    --------  ------   ----------

Withdrawals                       (1,468)       (570)       (342)   (134)    (103,178)
Transfers (to)/from other
 plans, net                          159          21           5      40          817
Interfund transfers, net           4,936       2,988       2,514     308
                                 -------     -------    --------  ------   ----------

     Withdrawals and
      transfers, net               3,627       2,439       2,177     214     (102,361)
                                 -------     -------    --------  ------   ----------

Increase (decrease)
 in net assets                    17,785       3,894       3,134   1,393      164,307

Net assets:
 Beginning of year                73,270      13,382       8,630   8,343      899,764
                                 -------     -------    --------  ------   ----------

 End of year                     $91,055     $17,276    $ 11,764  $9,736   $1,064,071
                                 =======     =======    ========  ======   ==========

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

General
- -------

The Plan is a defined contribution plan established by Caterpillar Inc. (the Company) to enable eligible employees of the Company and its subsidiaries which adopt the Plan (the employers) to accumulate funds. Participating employees may acquire ownership interests in the Company through purchases of its common stock (Part I). Additionally, eligible employees may elect to defer a portion of their compensation until retirement under the Special Investment Supplement of the Plan (Part II).

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

 PART II -

Employee contributions are made through a pretax compensation deferral as elected by participating employees, and are contributed to the Plan by the employer. During 1995, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the employee's compensation (limited by the Internal Revenue Code to $9,240 in 1995) for participants earning in excess of $62,345 or (b) $9,240 for participants earning less than $62,345.

During 1994, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the employee's compensation (limited by the Internal Revenue Code to $9,240 in 1994) for participants earning in excess of $60,530 or (b) $9,240 for participants earning less than $60,530.

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

Interfund transfers
- -------------------

Transfers of assets between investment funds are recorded on a net basis in the statement of changes in net assets available for plan benefits with fund information.

Vesting and distribution provisions
- -----------------------------------

 PART I -

Participants are fully vested at all times in Caterpillar Inc. common stock or government securities purchased with employee contributions.

Participants begin vesting in shares purchased with employer contributions generally after the end of the second year of plan participation. Participants generally vest at the rate of 33% per year, resulting in full vesting by participants in employer contributions after five years of service with the Company. Any amounts not vested at withdrawal which are forfeited will be applied to reduce the amount of future employer contributions to the Plan. Shares become fully vested upon retirement, permanent disability or death.

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

 PART II -

Participants are fully vested in their employee contributions. Upon termination of employment for any reason, including death, retirement or total and permanent disability, or upon Plan termination, the balance or balances in participants' accounts are distributable.

Administration
- --------------

The Plan is administered by the Investment Plan Committee, which is responsible for nonfinancial matters, and the Benefits Funds Committee, which is responsible for financial aspects of the Plan. Caterpillar Inc. and the Benefit Funds Committee have entered into trust agreements with The First National Bank of Chicago and The Northern Trust Company to receive contributions, administer the assets of the Plan and distribute withdrawals pursuant to the Plan.

Plan termination
- ----------------

In the event the Plan is terminated or partially terminated, each participant in
Part I shall also have a fully vested interest in the assets attributable to employer contributions.

Federal income tax status
- -------------------------

The Internal Revenue Service has determined and informed the Company by letter dated March 8, 1990, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended subsequent to amendments covered by the determination letter; however, the Plan administrator and the Plan's legal counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 2 - SUMMARY OF SIGNIFICANT
- -------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting
- -------------------

The Plan's accounts are maintained on the accrual basis of accounting.

Investments
- -----------

The Plan's investments are stated at fair value. The Caterpillar Inc. common stock and the U.S. Government Securities are valued at quoted market prices. The fair value of the Plan's investment in the 401(k) Master Trust (Note 4) is based upon the beginning of the year value of the Plan's investment plus actual contributions, transfers and allocated investment income less actual withdrawals. Income from investments is recorded as earned.

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

Reclassification
- ----------------

Certain amounts in the November 30, 1994 statement of changes in net assets available for plan benefits with fund information have been reclassified to conform with the November 30, 1995 presentation.

NOTE 3 - UNIT VALUES:
- --------------------

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

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------
                              NOTE 3 - UNIT VALUES
                              --------------------
                               NOVEMBER 30, 1995
                               -----------------
                                (units in 000's)

                            1994                                               1995
                            ----    -----------------------------------------------------------------------------------------------
                          December  January  February  March   April    May     June    July   August  September  October  November
                          --------  -------  --------  ------  ------  ------  ------  ------  ------  ---------  -------  --------
CATERPILLAR COMMON
STOCK FUND:
  Units                      6,220    6,760     6,874   6,658   6,327   5,834   5,866   5,749   5,990      6,469    6,950     6,572
  Unit value                 19.87    18.66     18.70   20.10   21.08   21.69   23.07   25.17   24.05      20.56    20.29     22.11
STABLE PRINCIPAL FUND:
  Units                      6,572    6,388     6,407   6,457   6,678   6,937   7,028   7,057   6,866      6,695    6,587     6,533
  Unit value                 10.00    10.00     10.00   10.00   10.00   10.00   10.00   10.00   10.00      10.00    10.00     10.00
PREFERRED GROUP OF
MUTUAL FUNDS:-
  Money Market:
    Units                   43,974   43,995    43,772  49,307  54,804  57,469  58,857  60,324  60,622     52,746   50,395    53,549
    Unit value                1.00     1.00      1.00    1.00    1.00    1.00    1.00    1.00    1.00       1.00     1.00      1.00
  Short-Term Govern-
  ment:
    Units                      976      946       985     998   1,025   1,039   1,020   1,007   1,008      1,011      998       978
    Unit value                9.57     9.59      9.64    9.66    9.67    9.80    9.80    9.78    9.79       9.78     9.82      9.84
  Value:
    Unit                     6,053    6,048     6,088   6,178   6,290   6,556   6,598   6,697   6,740      6,819    6,868     6,843
    Unit value               11.27    11.53     12.08   12.42   12.82   11.83   13.82   14.35   14.39      14.90    14.46     15.34
  Growth:
    Units                    6,772    6,756     6,802   6,809   6,901   7,083   7,194   7,313   7,392      7,518    7,502     7,529
    Unit value               13.59    13.37     13.90   14.59   15.06   15.49   16.63   17.65   17.43      17.95    17.86     18.00
  International:
    Units                    4,968    4,799     4,776   4,638   4,756   4,812   4,659   4,762   4,730      4,635    4,516     4,411
    Unit value               11.58    11.25     11.34   11.32   11.84   12.07   12.24   12.87   12.42      12.76    12.54     12.54
  Asset Allocation:
    Units                    1,730    1,712     1,745   1,779   1,759   1,929   2,009   2,038   2,128      2,166    2,167     2,213
    Unit value               10.32    10.56     10.86   11.03   11.26   11.79   11.97   12.25   12.35      12.64    12.70     13.15
  Fixed Income:
    Units                    1,263    1,227     1,270   1,335   1,405   1,598   1,616   1,659   1,778      1,794    1,801     1,850
    Unit value                9.58     9.68      9.84    9.86    9.94   10.27   10.30   10.22   10.28      10.33    10.42     10.53

NOTE 4 - MASTER TRUST:
- ---------------------

Under a Master Trust agreement with The Northern Trust Company (the Trustee),
Part II of the Caterpillar Inc. Employees' Investment Plan (EIP II), the Solar Turbines Incorporated Savings and Investment Plan and the Caterpillar Inc. Tax Deferred Savings Plan pool their investments in the Caterpillar Inc. 401(k) Master Trust (the Master Trust) in exchange for a percentage of participation in the Trust.

The Master Trust invests in the Preferred Group of Mutual Funds, registered investment companies which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of the Company. The Preferred Group of Mutual Funds is comprised of the following:

  Preferred Short-Term Government Fund
  Preferred Asset Allocation Fund
  Preferred International Fund
  Preferred Growth Fund
  Preferred Value Fund
  Preferred Money Market Fund
  Preferred Fixed Income Fund

CIML manages the Preferred Short-Term Government Fund. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the November 30, 1995 and 1994 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At November 30, 1995 and 1994, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                           1995    1994
                                          ------  ------
  Caterpillar Inc. Common Stock Fund      87.07%  88.57%
  Guaranteed Investment Contract Fund         0%  68.91%
  Stable Principal Fund                   68.29%  67.87%
  Preferred Short-Term Government Fund    75.04%  76.17%
  Preferred Money Market Fund             84.56%  85.71%
  Preferred Value Fund                    80.95%  79.34%
  Preferred International Fund            84.77%  84.82%
  Preferred Growth Fund                   81.60%  81.02%
  Preferred Asset Allocation Fund         86.80%  86.51%
  Preferred Fixed Income Fund             87.44%  86.22%
  Loan Fund                               78.64%  72.41%


Investment valuation
- --------------------

The Master Trust's investments are stated at fair value, except for its investment contracts with insurance companies which are stated at contract value, which approximates fair value. Common stock, common trust funds, government obligations and corporate bonds and other are valued at quoted market prices. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Master Trust at year end. Participant loans are valued at cost which approximates fair value.

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 13 through 16 for analyses of the net assets and changes in net assets of the Master Trust as of November 30, 1995 and 1994.

Return of contributions
- -----------------------

These amounts represent contributions made by certain participants in EIP II from 1989 through 1994 which exceeded the allowable amount as defined by the Internal Revenue Code and were subsequently returned to the respective participants with earnings thereon.

Reclassification
- ----------------

Certain amounts in the November 30, 1994 Master Trust summary of net assets and Master Trust summary of changes in net assets have been reclassified to conform with the November 30, 1995 presentation.

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               NOVEMBER 30, 1995
                               -----------------
                              (Dollars in 000's)

                                                                                   Preferred Group of Mutual Funds
                                 Caterpillar    Guaranteed                 ------------------------------------------------
                                   Common       Investment     Stable
                                    Stock        Contract     Principal    Short-term    Money
                                     Fund          Fund         Fund       Government    Market    Value      International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Investments, at fair value:
  Common stock                      $158,249       $           $             $           $         $              $
  Registered investment
   companies                                                                  12,678      62,111    128,670        64,657
  Common trust funds                   3,477                     9,770
  Corporate bonds and other                                      1,997
  Government obligations                                        39,221
  Participant loans
                                    --------       --------    -------       -------     -------   --------       -------
                                     161,726                    50,988        12,678      62,111    128,670        64,657
Investment contracts with
 insurance companies, at
 contract value                                                 43,896
                                    --------       --------    -------       -------     -------   --------       -------

     Total investments               161,726                    94,884        12,678      62,111    128,670        64,657

Dividend and interest
 receivable                               27                       242            63         282
Transfers receivable from
 EIP I                                 1,357                                                   9
Contributions receivable                 397                       424            70         244        649           552
Other receivable/(payable), net        3,377                       108            10         678        369            40
                                    --------       --------    -------       -------     -------   --------       -------
     Net assets                     $166,884       $      -    $95,658       $12,821     $63,324   $129,688       $65,249
                                    ========       ========    =======       =======     =======   ========       =======


                                 Preferred Group of Mutual Funds
                                 -------------------------------
                                              Asset       Fixed      Loan
                                 Growth     Allocation    Income     Fund      Total
                                 --------   ----------   --------   -------   --------
Investments, at fair value:
  Common stock                   $            $           $         $         $158,249
  Registered investment
   companies                      164,533      33,303      21,950              487,902
  Common trust funds                                                            13,247
  Corporate bonds and other                                                      1,997
  Government obligations                                                        39,221
  Participant loans                                                  15,755     15,755
                                 --------     -------     -------   -------   --------
                                  164,533      33,303      21,950    15,755    716,371
Investment contracts with
 insurance companies, at
 contract value                                                                 43,896
                                 --------     -------     -------   -------   --------

     Total investments            164,533      33,303      21,950    15,755    760,267

Dividend and interest
 receivable                                                   106                  720
Transfers receivable from
 EIP I                                                                           1,366
Contributions receivable            1,138         233         128                3,835
Other receivable/(payable), net       397         (15)         95                5,059
                                 --------     -------     -------   -------   --------
     Net assets                  $166,068     $33,521     $22,279   $15,755   $771,247
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

                                 Caterpillar    Guaranteed                         Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market      Value     International
                                 -----------    ----------    ---------    ----------    -------    -------    -------------
Investments, at fair value:
  Common stock                    $125,693       $             $             $           $          $             $
  Registered investment com-
   panies                                                                     12,011      47,396     83,821        68,886
  Common trust funds                 7,342                      10,295
  Government obligations                                        43,058
  Participant loans
                                  --------       -------       -------       -------     -------    -------       -------
                                   133,035                      53,353        12,011      47,396     83,821        68,886
Investment contracts with
  insurance companies,
  at contract value                               31,514        18,280
                                  --------       -------       -------       -------     -------    -------       -------

       Total investments           133,035        31,514        71,633        12,011      47,396     83,821        68,886

Dividend and interest
 receivable                             33                         268            52         197
Transfers receivable from EIP I      1,121                                                     5
Contributions receivable               319                         479            80         185        491           627
Other receivable/(payable), net        361                          30            12         190        104           (24)
                                  --------       -------       -------       -------     -------    -------       -------
       Net assets                 $134,869       $31,514       $72,410       $12,155     $47,973    $84,416       $69,489
                                  ========       =======       =======       =======     =======    =======       =======

                                 Preferred Group of Mutual Funds
                                 ---------------------------------
                                                Asset        Fixed       Loan
                                   Growth     Allocation     Income      Fund       Total
                                 ---------    ----------    --------    -------   ---------
Investments, at fair value:
  Common stock                   $             $            $           $         $125,693
  Registered investment com-
   panies                         111,608       19,856       13,390                356,968
  Common trust funds                                                                17,637
  Government obligations                                                            43,058
  Participant loans                                                      13,446     13,446
                                 --------      -------      -------     -------   --------
                                  111,608       19,856      13,390       13,446    556,802
Investment contracts with
  insurance companies,
  at contract value                                                                 49,794
                                 --------      -------      -------     -------   --------

       Total investments          111,608       19,856       13,390      13,446    606,596

Dividend and interest
 receivable                                          1           67                    618
Transfers receivable from EIP I                                                      1,126
Contributions receivable              957          177          114                  3,429
Other receivable/(payable), net      (175)         (63)          73                    508
                                 --------      -------      -------     -------   --------
       Net assets                $112,390      $19,971      $13,644     $13,446   $612,277
                                 ========      =======      =======     =======   ========

                CATERPILLAR INC. -- EMPLOYEES' INVESTMENT PLAN
                ----------------------------------------------
          NOTE 4 -- MASTER TRUST -- SUMMARY OF CHANGES IN NET ASSETS
          ----------------------------------------------------------
                     FOR THE YEAR ENDED NOVEMBER 30, 1995
                     ------------------------------------
                              (Dollars in 000's)

                                                                           Preferred Group of Mutual Funds
                                 Caterpillar    Guaranteed                 -------------------------------
                                   Common       Investment     Stable
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value
                                 -----------    ----------    ---------    ----------    ------    -------
Investment income:-
  Interest                       $     474        $    173    $  5,610      $           $         $
  Dividends                          2,982
  Net appreciation in
   fair value of:
   Common stock                     21,080
   Government obligations                                        2,161
   Registered investment
    companies                                                                   1,042     3,438     33,493
                                 ---------        --------    --------      ---------   -------   --------
     Net investment income          24,536             173       7,771          1,042     3,438     33,493
                                 ---------        --------    --------      ---------   -------   --------
Contributions to all plans           4,893                       5,820            991     3,492      7,329
                                 ---------        --------    --------      ---------   -------   --------
Withdrawals from all plans          (7,747)           (277)     (6,615)          (539)   (6,738)    (3,105)
                                 ---------        --------    --------      ---------   -------   --------
Return of contributions             (1,003)                     (1,689)          (152)     (905)    (1,770)
                                 ---------        --------    --------      ---------   -------   --------
Transfers from EIP I                32,225                                                  376
                                 ---------        --------    --------      ---------   -------   --------
Interfund transfers, net           (20,889)        (31,410)     17,961           (676)   15,688      9,325
                                 ---------        --------    --------      ---------   -------   --------
Increase (decrease) in
  assets for the year               32,015         (31,514)     23,248            666    15,351     45,272

Net assets:
  Beginning of year                134,869          31,514      72,410         12,155    47,973     84,416
                                 ---------        --------    --------      ---------   -------   --------
  End of year                    $ 166,884        $    --     $ 95,658      $  12,821   $63,324   $129,688
                                 =========        ========    ========      =========   =======   ========

                                          Preferred Group of Mutual Funds
                                 --------------------------------------------------
                                                                Asset       Fixed       Loan
                                 International     Growth     Allocation    Income      Fund       Total
                                 -------------    -------    ----------    --------   --------   ---------
Investment income:-
  Interest                       $                $           $             $           $ 1,075   $  7,332
  Dividends                                                                                          2,982
  Net appreciation in
   fair value of:
   Common stock                                                                                     21,080
   Government obligations                                                                            2,161
   Registered investment
    companies                        2,805          36,975       7,505          2,694               87,952
                                 ---------        --------    --------      ---------   -------   --------
     Net investment income           2,805          36,975       7,505          2,694     1,075    121,507
                                 ---------        --------    --------      ---------   -------   --------
Contributions to all plans           7,622          13,343       2,488          1,482               47,460
                                 ---------        --------    --------      ---------   -------   --------
Withdrawals from all plans          (2,109)         (3,058)     (1,306)          (745)     (864)   (33,103)
                                 ---------        --------    --------      ---------   -------   --------
Return of contributions               (995)         (2,389)       (354)          (238)              (9,495)
                                 ---------        --------    --------      ---------   -------   --------
Transfers from EIP I                                                                                32,601
                                 ---------        --------    --------      ---------   -------   --------
Interfund transfers, net           (11,563)          8,807       5,217          5,442     2,098
                                 ---------        --------    --------      ---------   -------   --------
Increase (decrease) in
  assets for the year               (4,240)         53,678      13,550          8,635     2,309    158,970

Net assets:
  Beginning of year                 69,489         112,390      19,971         13,644    13,446    612,277
                                 ---------        --------    --------      ---------   -------   --------
  End of year                    $  65,249        $166,068    $ 33,521      $  22,279   $15,755   $771,247
                                 =========        ========    ========      =========   =======   ========

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

                                 Caterpillar    Guaranteed                         Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Investment income (loss):-
 Interest                          $   204       $  2,097      $ 3,993       $           $         $              $
 Dividends                             974
 Net appreciation
  (depreciation) in fair value of:
  Common stock                      18,281
  Government obligations                                        (2,137)
  Registered investment
   companies                                                                    (89)       1,214     2,025          6,296
                                  --------       --------      -------      -------      -------   -------        -------
   Net investment income
    (loss)                          19,459          2,097        1,856          (89)       1,214     2,025          6,296
                                  --------       --------      -------      -------      -------   -------        -------
Contributions to all plans           2,934                       8,164        1,198        2,139     7,864          8,301
                                  --------       --------      -------      -------      -------   -------        -------
Withdrawals from all plans          (4,364)        (1,274)      (4,908)        (481)      (2,842)   (1,965)        (1,177)
                                  --------       --------      -------      -------      -------   -------        -------
Transfer from EIP I                 71,220                                                   777
                                  --------       --------      -------      -------      -------   -------        -------
Interfund transfers, net           (28,483)       (54,097)      27,420       (1,521)      27,689    (7,089)        24,423
                                  --------       --------      -------      -------      -------   -------        -------
Increase (decrease) in
 assets for the year                60,766        (53,274)      32,532         (893)      28,977       835         37,843

Net assets:
 Beginning of year                  74,103         84,788       39,878       13,048       18,996    83,581         31,646
                                  --------       --------      -------      -------      -------   -------        -------
 End of year                      $134,869       $ 31,514      $72,410      $12,155      $47,973   $84,416        $69,489
                                  ========       ========      =======      =======      =======   =======        =======

                                 Preferred Group of Mutual Funds
                                 -------------------------------
                                              Asset       Fixed      Loan
                                 Growth     Allocation    Income     Fund      Total
                                 -------    ----------    ------    ------    --------
Investment income (loss):-      $            $           $         $ 1,578   $  7,872
 Interest                                                                         974
 Dividends
 Net appreciation
  (depreciation) in fair value of:
  Common stock                                                                  18,281
  Government obligations                                                        (2,137)
  Registered investment
   companies                       3,734        (909)       (431)               11,840
                                --------     -------     -------    -------   --------
    Net investment income
     (loss)                        3,734        (909)       (431)     1,578     36,830
                                --------     -------     -------    -------   --------
Contributions to all plans        14,677       2,888       1,767                49,932
                                --------     -------     -------    -------   --------
Withdrawals from all plans        (1,998)       (650)       (392)      (214)   (20,265)
                                --------     -------     -------    -------   --------
Transfer from EIP I                                                             71,997
                                --------     -------     -------    -------   --------
Interfund transfers, net           5,265       3,218       2,802        373
                                --------     -------     -------    -------   --------
Increase (decrease) in
 assets for the year              21,678       4,547       3,746      1,737    138,494

Net assets:
 Beginning of year                90,712      15,424       9,898     11,709    473,783
                                --------     -------     -------    -------   --------
 End of year                    $112,390     $19,971     $13,644    $13,446   $612,277
                                ========     =======     =======    =======   ========

                             ADDITIONAL INFORMATION
                             ----------------------

                                                                      SCHEDULE I
                                                                      ----------

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------
                         ITEM 27a - SCHEDULE OF ASSETS
                         -----------------------------
                          HELD FOR INVESTMENT PURPOSES
                          ----------------------------
                               NOVEMBER 30, 1995
                               -----------------
                               (Dollars in 000's)

 (A)           (B)                              (C)                          (D)        (E)
       Identity of issue,      Description of investment, including
        borrower, lessor         maturity date, rate of interest,                     Current
        or similar party         collateral, par or maturity value          Cost       value
       -------------------  -------------------------------------------   ---------  ---------
*      Caterpillar Inc.     Common stock; 9,942,402 shares                $331,822   $610,215
                                                                          ========   ========
       U.S. Treasury Bill   1,055 maturity value, due December 14, 1995   $  1,026   $  1,053
       U.S. Treasury Bill   235 maturity value, due December 7, 1995           228        235
       U.S. Treasury Bill   1,640 maturity value, due December 28, 1995      1,596      1,633
       U.S. Treasury Bill   100 maturity value, due January 4, 1996             97         99
       U.S. Treasury Bill   750 maturity value, due January 11, 1996           730        745
       U.S. Treasury Bill   2,760 maturity value, due February 1, 1996       2,684      2,734
       U.S. Treasury Bill   1,360 maturity value, due March 14, 1996         1,324      1,339
       U.S. Treasury Bill   1,640 maturity value, due March 21, 1996         1,597      1,613
       U.S. Treasury Bill   285 maturity value, due April 4, 1996              277        280
       U.S. Treasury Bill   205 maturity value, due April 18, 1996             200        201
       U.S. Treasury Bill   308 maturity value, due April 25, 1996             300        301
       U.S. Treasury Bill   1,640 maturity value, due May 9, 1996            1,597      1,602
       U.S. Treasury Bill   90 maturity value, due May 30, 1996                 88         88
                                                                          --------   --------
                                                                          $ 11,744   $ 11,923
                                                                          ========   ========
*      Caterpillar Inc.     401(k) Master Trust                           $495,253   $630,566
                                                                          ========   ========

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED NOVEMBER 30, 1995
                     ------------------------------------
                               (Dollars in 000s)


      (a)                   (b)               (c)         (d)       (e)          (f)           (g)           (h)            (i)
                                                                                                        Current value
                                                                               Expense                   of asset on
  Identity of           Description         Purchase    Selling    Lease    incurred with    Cost of     transaction     Net gain
 party involved          of assets           price       price     rental    transaction      asset         date         or (loss)
 --------------         -----------         --------    -------    ------   -------------    -------    -------------    ---------

Caterpillar Inc.    401(k) Master Trust:

                      Series of 170 pur-
                        chases              $68,933     $          $        $                $68,933       $68,933       $

                      Series of 53 sales                 34,753                                             34,753


                                                                       EXHIBIT C
                                                                       ---------



                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 33-3718, as amended, and No. 33-39280) of Caterpillar Inc. of our report dated May 3, 1996 related to the financial statements of the Employees' Investment Plan, which is included in this Annual Report on Form 11-K.


PRICE WATERHOUSE LLP

Peoria, Illinois
May 3, 1996

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549



                                   FORM 11-K



(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the Fiscal Year Ended December 31, 1995


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
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                              REQUIRED INFORMATION


ITEM 1.


The audited statement of net assets available for plan benefits as of the end of the latest two fiscal years of the Plan is attached hereto as Exhibit A.



ITEM 2.


The audited statement of changes in net assets available for plan benefits for each of the latest two fiscal years of the Plan is attached hereto as Exhibit B.



ITEM 3.


The statements required by Items 1 and 2 have been prepared in accordance with the applicable financial reporting requirements of ERISA.



ITEM 4.


The Consent of Independent Accountants is attached hereto as Exhibit C.

                       SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549



                                   FORM 11-K


(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the Fiscal Year Ended November 30, 1995


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



ITEM 2.


(See response to Item 1).



ITEM 3.


(See response to Item 1).



ITEM 4.


Not Applicable.

          CATERPILLAR INC.
          TAX DEFERRED SAVINGS PLAN
          FINANCIAL STATEMENTS
          DECEMBER 31, 1995 AND 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



  May 3, 1996

  To the Participants and Plan
  Administrator of the Caterpillar
  Inc. Tax Deferred Savings Plan

  In our opinion, the accompanying statements of net assets available for plan benefits of the Caterpillar Inc. Tax Deferred Savings Plan and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits at December 31, 1995 and 1994, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

  /s/ Price Waterhouse LLP
  Peoria, Illinois

                                                                       EXHIBIT A
                                                                       ---------
                                                                         Page 1

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------
   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               DECEMBER 31, 1995
                              ------------------
                              (Dollars in 000's)

                                                                      Fund Information
                                 ------------------------------------------------------------------------------------------
                                 Caterpillar    Guaranteed                         Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Investments at fair value
  (Notes 2 and 4):
  Investment in Master Trust
    Net Assets                     $17,832         $  -        $27,736       $2,835      $8,256    $23,694        $9,423
                                   =======         ====        =======       ======      ======    =======        ======

                                             Fund Information
                                 -----------------------------------------
                                 Preferred Group of Mutual Funds
                                 -------------------------------
                                              Asset       Fixed      Loan
                                 Growth     Allocation    Income     Fund      Total
                                 -------    ----------    ------    ------    --------
Investments at fair value
  (Notes 2 and 4):
  Investment in Master Trust
    Net Assets                   $27,316      $4,217      $2,744    $2,384    $126,437
                                 =======      ======      ======    ======    ========



                      (See notes to financial statements)

                                                                       EXHIBIT A
                                                                       ---------
                                                                         Page 2

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



                                                                   Fund Information
                 --------------------------------------------------------------------------------------------------------
                                                                     Preferred Group of Mutual Funds
                 Caterpillar Guaranteed           ---------------------------------------------------------------
                   Common    Investment  Stable                                                    Asset
                    Stock     Contract  Principal Short-term  Money                                Allo-    Fixed    Loan
                    Fund       Fund       Fund    Government  Market   Value International Growth  cation   Income   Fund    Total
                    ----       ----       ----    ----------  ------   ----- ------------- ------  ------   ------   ----    -----
Investments at
  fair value
  (Notes 2 and 4):
  Investment in
    Master Trust
    Net Assets    $14,425    $ 8,150    $ 20,744    $ 2,561  $ 6,058   $16,757   $ 9,467  $19,718  $ 2,628  $ 1,781 $ 2,950 $105,239
                  =======    =======    ========    =======  =======   =======   =======  =======  =======  ======= ======= ========

                      (See notes to financial statements)

                                                                       EXHIBIT B
                                                                       ---------
                                                                         Page 1

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------
   STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
   ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                     ------------------------------------
                              (Dollars in 000's)

                                                                      Fund Information
                                 ------------------------------------------------------------------------------------------
                                 Caterpillar    Guaranteed                         Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    -------   --------   -------------
Employee contributions             $ 1,741        $   -        $ 1,415        $  232      $  992    $ 1,084      $ 1,244
                                   -------        --------     -------       -------     -------    -------      -------
Plan interest in net
 investment income of
 Master Trust (Note 4)               1,495                       2,312           237         440      6,335          834
                                   -------        --------     -------       -------     -------    -------      -------

Withdrawals                           (620)                     (2,331)         (147)       (438)      (884)        (389)
Transfers (to)/from other
 plans, net                           (120)                        (66)          (23)        (14)       (78)         (21)
Interfund transfers, net               911          (8,150)      5,662           (25)      1,218        480       (1,712)
                                   -------         -------     -------        ------      ------    -------      -------
    Withdrawals and
     transfers, net                    171          (8,150)      3,265          (195)        766       (482)      (2,122)
                                   -------         -------     -------        ------      ------    -------      -------
Increase (decrease) in net
 assets                              3,407          (8,150)      6,992           274       2,198      6,937          (44)

Net assets:
  Beginning of year                 14,425           8,150      20,744         2,561       6,058     16,757        9,467
                                   -------         -------     -------        ------      ------    -------      -------
  End of year                      $17,832         $   -       $27,736        $2,835      $8,256    $23,694      $ 9,423
                                   =======         =======     =======        ======      ======    =======      =======

                                             Fund Information
                                 -----------------------------------------
                                 Preferred Group of Mutual Funds
                                 -------------------------------
                                              Asset       Fixed      Loan
                                 Growth     Allocation    Income     Fund      Total
                                 -------    ----------    ------    ------    --------

Employee contributions           $ 2,061     $  381       $  264    $  -      $  9,414
                                 -------     ------       ------    ------    --------
Plan interest in net
 investment income of
 Master Trust (Note 4)             5,635        912          350       174      18,724

Withdrawals                         (700)      (142)         (79)     (764)     (6,494)
Transfers (to)/from other
 plans, net                         (100)       (11)          (3)      (10)       (446)
Interfund transfers, net             702        449          431        34
                                 -------     ------       ------    ------    --------
    Withdrawals and
     transfers, net                  (98)       296          349      (740)     (6,940)
                                 -------     ------       ------    ------    --------
Increase (decrease) in net
 assets                            7,598      1,589          963      (566)     21,198

Net assets:
  Beginning of year               19,718      2,628        1,781     2,950     105,239
                                 -------     ------       ------    ------    --------
  End of year                    $27,316     $4,217       $2,744    $2,384    $126,437
                                 =======     ======       ======    ======    ========


                      (See notes to financial statements)

                                                                       EXHIBIT B
                                                                       ---------
                                                                         Page 2


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


                                                                   Fund Information
                 -------------------------------------------------------------------------------------------------------
                                                                     Preferred Group of Mutual Funds
                 Caterpillar Guaranteed           ---------------------------------------------------------------
                   Common    Investment  Stable                                                    Asset
                    Stock     Contract  Principal Short-term  Money                                Allo-   Fixed    Loan
                    Fund       Fund       Fund    Government  Market   Value International Growth  cation  Income   Fund    Total
                    ----       ----       ----    ----------  ------   ----- ------------- ------  ------  ------   ----    -----
Employee
 contributions     $   996   $            $ 2,672    $  301   $  605   $ 1,628   $1,723    $ 3,005  $  572 $  422  $       $ 11,924
                   -------   --------     -------    ------   ------   -------   ------    -------  ------ ------  ------  --------
Plan interest in
 net investment
 income (loss)
 of Master
 Trust (Note 4)      2,311        569         596       (18)     204        95       69       (261)    (59)   (43)    308     3,771
                   -------   --------     -------    ------   ------   -------   ------    -------  ------ ------  ------  --------
Withdrawals           (608)      (563)     (1,766)     (202)    (343)     (716)    (336)      (563)    (49)   (56)   (100)   (5,302)
Transfers (to)/
 from other
 plans, net            (12)       (42)       (121)      (14)      (2)     (117)     (37)      (127)    (34)    (4)    (24)     (534)
Interfund
 transfers, net      2,437    (13,710)      7,580      (390)   1,659      (758)   2,618        516     145    (32)    (65)
                   -------   --------     -------    ------   ------   -------   ------    -------  ------ ------  ------  --------
 Withdrawals and
  transfers, net     1,817    (14,315)      5,693      (606)   1,314    (1,591)   2,245       (174)     62    (92)   (189)   (5,836)
                   -------   --------     -------    ------   ------   -------   ------    -------  ------ ------  ------  --------
Increase
 (decrease) in
  net assets         5,124    (13,746)      8,961      (323)   2,123       132    4,037      2,570     575    287     119     9,859

Net assets:
 Beginning of year   9,301     21,896      11,783     2,884    3,935    16,625    5,430     17,148   2,053  1,494   2,831    95,380
                   -------   --------     -------    ------   ------   -------   ------    -------  ------ ------  ------  --------
 End of year       $14,425   $  8,150     $20,744    $2,561   $6,058   $16,757   $9,467    $19,718  $2,628 $1,781  $2,950  $105,239
                   =======   ========     =======    ======   ======   =======   ======    =======  ====== ======  ======  ========


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

General
- -------

The Plan is a defined contribution plan established by Caterpillar Inc. (the Company) to enable eligible employees of the Company and its subsidiaries which adopt the Plan (the employers) to defer a portion of their compensation until retirement.

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

Contributions
- -------------

Employee contributions are made through a pretax compensation deferral as elected by participating employees, and are contributed to the Plan by the employer. During 1995, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the employee's compensation (limited by the Internal Revenue Code to $9,240 in 1995) for participants earning in excess of $62,345 or (b) $9,240 for particiapnts earning less than $62,345.

During 1994, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the employee's compensation (limited by the Internal Revenue Code to $9,240 in 1994) for participants earning in excess of $60,530 or (b) $9,240 for participants earning less than $60,530.

Investment programs
- -------------------

Employees may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information.

Interfund transfers
- -------------------

Transfers of assets between investment funds are recorded on a net basis in the statement of changes in net assets available for plan benefits with fund information.

Vesting, distribution and
- -------------------------
plan termination
- ----------------

Participants are fully vested in their employee contributions. Upon termination of employment for any reason, including death, retirement or total and permanent disability, or upon Plan termination, the balance or balances in participants' accounts are distributable.

Administration
- --------------

The Plan is administered by the Vice President - Human Services Division of Caterpillar Inc., and the Benefits Funds Committee of Caterpillar Inc. is responsible for financial aspects of the Plan. Caterpillar Inc. and the Benefit Funds Committee have entered into a trust agreement with The Northern Trust Company to receive contributions, administer the assets of the Plan and distribute withdrawals pursuant to the Plan.

Federal income tax status
- -------------------------

The Internal Revenue Service has determined and informed the Company by letter in February 1988, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended subsequent to the amendments covered by the determination letter; however, the Plan administrator and the Plan's legal counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 2 - SUMMARY OF SIGNIFICANT
- -------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting
- -------------------

The Plan's accounts are maintained on the accrual basis of accounting.

Investments
- -----------

The fair value of the Plan's investment in the 401(k) Master Trust (Note 4) is based upon the beginning of the year value of the Plan's investment plus actual contributions, transfers and allocated investment income less actual withdrawals. Income from investments is recorded as earned.

Administrative expenses
- -----------------------

Trustee fees and certain investment and administrative costs are paid by the Company.

Reclassification
- ----------------

Certain amounts in the December 31, 1994 statement of changes in net assets available for plan benefits with fund information have been reclassified to conform with the December 31, 1995 presentation.

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

                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------
                              NOTE 3 - UNIT VALUES
                              --------------------
                               DECEMBER 31, 1995
                               -----------------
                                (units in 000's)

                          January  February  March  April   May   June   July   August  September  October  November  December
                          -------  --------  -----  -----  -----  -----  -----  ------  ---------  -------  --------  --------
CATERPILLAR COMMON
STOCK FUND:
  Units                       823       847    806    791    776    760    785     804        847      863       839       841
  Unit value                18.66     18.70  20.10  21.08  21.69  23.07  25.17   24.05      20.56    20.29     22.11     21.20
STABLE PRINCIPAL FUND:
  Units                     2,736     2,746  2,744  2,747  2,795  2,815  2,802   2,733      2,730    2,732     2,735     2,774
  Unit value                10.00     10.00  10.00  10.00  10.00  10.00  10.00   10.00      10.00    10.00     10.00     10.00
PREFERRED GROUP OF
MUTUAL FUNDS:-
  Money Market:
    Units                   6,398     6,721  7,529  8,060  8,163  8,508  8,515   8,235      7,920    8,034     8,409     8,257
    Unit value               1.00      1.00   1.00   1.00   1.00   1.00   1.00    1.00       1.00     1.00      1.00      1.00
  Short-Term Govern-
  ment:
    Units                     272       272    277    278    284    294    288     284        281      286       285       287
    Unit value               9.59      9.64   9.66   9.67   9.80   9.80   9.78    9.79       9.78     9.82      9.84      9.87
  Value:
    Unit                    1,501     1,478  1,470  1,487  1,504  1,491  1,500   1,503      1,492    1,498     1,510     1,578
    Unit value              11.53     12.08  12.42  12.82  13.37  13.82  14.35   14.39      14.90    14.46     15.34     15.02
  Growth:
    Units                   1,477     1,464  1,452  1,467  1,484  1,483  1,505   1,523      1,522    1,531     1,548     1,616
    Unit value              13.37     13.90  14.59  15.06  15.49  16.63  17.65   17.43      17.95    17.86     18.00     16.90
  International:
    Units                     822       790    770    773    742    738    743     752        742      735       737       751
    Unit value              11.25     11.34  11.32  11.84  12.07  12.24  12.87   12.42      12.76    12.54     12.54     12.55
  Asset Allocation:
    Units                     258       261    262    265    267    264    265     282        290      293       308       339
    Unit value              10.56     10.86  11.03  11.26  11.79  11.97  12.25   12.35      12.64    12.70     13.15     12.45
  Fixed Income:
    Units                     191       193    194    199    199    204    207     230        238      236       246       259
    Unit value               9.68      9.84   9.86   9.94  10.27  10.30  10.22   10.28      10.33    10.42     10.53     10.58


NOTE 4 - MASTER TRUST:
- ---------------------

Under a Master Trust agreement with The Northern Trust Company (the Trustee),
Part II of the Caterpillar Inc. Employees' Investment Plan (EIP II), the Solar Turbines Incorporated Savings and Investment Plan and the Caterpillar Inc. Tax Deferred Savings Plan pool their investments in the Caterpillar Inc. 401(k) Master Trust (the Master Trust) in exchange for a percentage of participation in the Master Trust.

The Master Trust invests in the Preferred Group of Mutual Funds, registered investment companies which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of the Company. The Preferred Group of Mutual Funds is comprised of the following:



Preferred Short-Term Government Fund     Preferred Growth Fund      Preferred Money Market Fund
Preferred Asset Allocation Fund          Preferred Value Fund       Preferred Fixed Income Fund
Preferred International Fund

CIML manages the Preferred Short-Term Government Fund. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1995 and 1994 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1995 and 1994, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                              1995      1994
                                             ------    ------
  Caterpillar Inc. Common Stock Fund         11.24%    10.36%
  Guaranteed Investment Contract Fund            0%    25.97%
  Stable Principal Fund                      28.47%    28.87%
  Preferred Short-Term Government Fund       22.11%    21.03%
  Preferred Money Market Fund                13.10%    12.08%
  Preferred Value Fund                       17.74%    19.63%
  Preferred International Fund               14.23%    14.28%
  Preferred Growth Fund                      16.74%    17.59%
  Preferred Asset Allocation Fund            11.96%    12.87%
  Preferred Fixed Income Fund                11.85%    12.88%
  Loan Fund                                  15.16%    21.65%

Investment valuation
- --------------------

The Master Trust's investments are stated at fair value, except for its investment contracts with insurance companies which are stated at contract value, which approximates fair value. Common stock, common trust funds, government obligations and corporate bonds and other are valued at quoted market prices. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Master Trust at year end. Participant loans are valued at cost which approximates fair value.

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 12 through 15 for analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1995 and 1994.

Return of contributions
- -----------------------

These amounts represent contributions made by certain participants in EIP II from 1989 through 1994 which exceeded the allowable amount as defined by the Internal Revenue Code and were subsequently returned to the respective participants with earnings thereon.

Reclassification
- ----------------

Certain amounts in the December 31, 1994 Master Trust summary of net assets and Master Trust summary of changes in net assets have been reclassified to conform with the December 31, 1995 presentation.

                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------
                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1995
                               -----------------
                               (Dollars in 000's)

                                        Caterpillar    Guaranteed                          Preferred Group of Mutual Funds
                                          Common       Investment     Stable      --------------------------------------------------
                                           Stock        Contract     Principal    Short-term    Money
                                           Fund           Fund         Fund       Government    Market      Value      International
                                        -----------    ----------    ---------    ----------    -------    --------    -------------
Investments, at fair value:
  Common stock                            $148,480        $           $             $           $          $              $
  Registered investment companies                                                    12,721      62,552     128,442        64,790
  Common trust funds                         6,954                     52,724
  Participant loans
                                          --------        ----        -------       -------     -------    --------       -------
                                           155,434                     52,724        12,721      62,552     128,442        64,790
Investment contracts with insurance
  companies, at contract value                                         44,089
                                          --------        ----        -------       -------     -------    --------       -------

      Total investments                    155,434                     96,813        12,721      62,552     128,442        64,790

Dividend and interest receivable                26                         66            59         284       4,281           929
Transfers receivable from EIP I              2,593                                                   13
Contributions receivable                       418                        506            78         257         710           585
Other receivable/(payable), net                225                         30           (38)        (59)        163           (89)
                                          --------        ----        -------       -------     -------    --------       -------

      Net assets                          $158,696        $ --        $97,415       $12,820     $63,047    $133,596       $66,215
                                          ========        ====        =======       =======     =======    ========       =======

                                         Preferred Group of Mutual Funds
                                        ---------------------------------
                                                      Asset       Fixed       Loan
                                        Growth      Allocation    Income      Fund       Total
                                        -------     ----------    -------    -------    --------
Investments, at fair value:
  Common stock                          $             $           $          $          $148,480
  Registered investment companies        156,741       34,726      22,890                482,862
  Common trust funds                                                                      59,678
  Participant loans                                                           16,571      16,571
                                        --------      -------     -------    -------    --------
                                         156,741       34,726      22,890     16,571     707,591
Investment contracts with insurance
  companies, at contract value                                                            44,089
                                        --------      -------     -------    -------    --------

      Total investments                  156,741       34,726      22,890     16,571     751,680

Dividend and interest receivable           5,064          270         103                 11,082
Transfers receivable from EIP I                                                            2,606
Contributions receivable                   1,202          255         149                  4,160
Other receivable/(payable), net              151           17           9       (850)       (441)
                                        --------      -------     -------    -------    --------

      Net assets                        $163,158      $35,268     $23,151    $15,721    $769,087
                                        ========      =======     =======    =======    ========

                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1994
                               -----------------
                               (Dollars in 000's)

                                                                        Preferred Group of Mutual Funds
                    Caterpillar Guaranteed           ------------------------------------------------------------
                      Common    Investment  Stable                                                 Asset
                       Stock     Contract  Principal Short-term   Money          Interna-          Allo-   Fixed    Loan
                       Fund       Fund       Fund    Government   Market  Value   tional   Growth  cation  Income   Fund     Total
                       ----       ----       ----    ----------   ------  -----   ------   ------  ------  ------   ----     -----
Investments, at fair
 value:
   Common stock      $132,326    $         $          $          $        $        $       $        $       $       $       $132,326
   Registered
    investment
    companies                                          12,023     49,764   82,196   62,475  110,183  19,684  13,611          349,936
   Common trust
    funds               5,494               11,502                                                                            16,996
   Government
    obligations                             16,143                                                                            16,143
   Participant
    loans                                                                                                            13,627   13,627
                     --------    -------   -------    -------    -------  -------  ------- -------- ------- ------- ------- --------
                      137,820               27,645     12,023     49,764   82,196   62,475  110,183  19,684  13,611  13,627  529,028
Investment
    contracts with
    insurance
    companies, at
    contract value                31,443    43,267                                                                            74,710
                     --------    -------   -------    -------    -------  -------  ------- -------- ------- ------- ------- --------

     Total
      investments     137,820     31,443    70,912     12,023     49,764   82,196   62,475  110,183  19,684  13,611  13,627  603,738

Dividend and
 interest receivable       31                  118         43        185    2,519    3,003      615     514      59            7,087
Transfers receivable
 from EIP I             1,062                                         16                                                       1,078
Contributions
 receivable               380                  634         98        240      631      769    1,199     213     138            4,302
Other receivable/
 (payable), net            (4)       (57)      200         14        (47)       7       57      122      10      17              319
                     --------    -------   -------    -------    -------  -------  ------- -------- ------- ------- ------- --------
     Net assets      $139,289    $31,386   $71,864    $12,178    $50,158  $85,353  $66,304 $112,119 $20,421 $13,825 $13,627 $616,524
                     ========    =======   =======    =======    =======  =======  ======= ======== ======= ======= ======= ========


                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------
            NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
            --------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                     ------------------------------------
                               (Dollars in 000's)

                                 Caterpillar    Guaranteed                         Preferred Group of Mutual Funds
                                   Common       Investment     Stable      ------------------------------------------------
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Investment income:-
  Interest                        $    441      $               $ 3,408       $         $         $                 $
  Dividends                          3,007
  Net appreciation in fair
   value of:
    Common stock                    11,603
    Government obligations                                        4,747
    Registered investment
      companies                                                                 1,120     3,492     34,119            6,180
                                  --------      ----------      -------       -------   -------   --------          -------
        Net investment income       15,051                        8,155         1,120     3,492     34,119            6,180
                                  --------      ----------      -------       -------   -------   --------          -------
Contributions to all plans           4,931                        5,691           971     3,510      7,412            7,441
                                  --------      ----------      -------       -------   -------   --------          -------
Withdrawals from all plans          (8,043)                      (5,821)         (625)   (6,582)    (2,927)          (1,884)
                                  --------      ----------      -------       -------   -------   --------          -------
Return of contributions             (1,003)                      (1,689)         (152)     (905)    (1,770)            (995)
                                  --------      ----------      -------       -------   -------   --------          -------
Transfers from EIP I                33,755                                                  373
                                  --------      ----------      -------       -------   -------   --------          -------
Interfund transfers, net           (25,284)        (31,386)      19,215          (672)   13,001     11,409          (10,831)
                                  --------      ----------      -------       -------   -------   --------          -------
Increase (decrease) in
 assets for the year                19,407         (31,386)      25,551           642    12,889     48,243              (89)

Net assets:
  Beginning of year                139,289          31,386       71,864        12,178    50,158     85,353           66,304
                                  --------        --------      -------       -------   -------   --------         --------
  End of year                     $158,696        $      -      $97,415       $12,820   $63,047   $133,596         $ 66,215
                                  ========        ========      =======       =======   =======   ========         ========

                                  Preferred Group of Mutual Funds
                                  -------------------------------
                                               Asset       Fixed      Loan
                                  Growth     Allocation    Income     Fund      Total
                                  -------    ----------    ------    ------    --------
Investment income:-
  Interest                       $              $         $        $  1,121    $  4,970
  Dividends                                                                       3,007
  Net appreciation in fair
   value of:
    Common stock                                                                 11,603
    Government obligations                                                        4,747
    Registered investment
      companies                    32,918         7,478     2,919                88,226
                                  -------    ----------    ------    ------    --------
        Net investment income      32,918         7,478     2,919     1,121     112,553
                                  -------    ----------    ------    ------    --------
Contributions to all plans         13,351         2,531     1,493                47,331
                                  -------    ----------    ------    ------    --------
Withdrawals from all plans         (3,115)       (1,313)     (761)     (883)    (31,954)
                                  -------    ----------    ------    ------    --------
Return of contributions            (2,389)         (354)     (238)               (9,495)
                                  -------    ----------    ------    ------    --------
Transfers from EIP I                                                             34,128
                                  -------    ----------    ------    ------    --------
Interfund transfers, net           10,274         6,505     5,913     1,856
                                  -------    ----------    ------    ------    --------
Increase (decrease) in
 assets for the year               51,039        14,847     9,326     2,094     152,563

Net assets:
  Beginning of year               112,119        20,421    13,825    13,627     616,524
                                 --------       -------  --------  --------    --------
  End of year                    $163,158       $35,268  $ 23,151  $ 15,721    $769,087
                                 ========       =======  ========  ========    ========

                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------
            NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
            --------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1994
                     ------------------------------------
                               (Dollars in 000's)

                                                                                  Preferred Group of Mutual Funds
                                 Caterpillar    Guaranteed                 ------------------------------------------------
                                   Common       Investment     Stable
                                    Stock        Contract     Principal    Short-term    Money
                                    Fund           Fund         Fund       Government    Market     Value     International
                                 -----------    ----------    ---------    ----------    ------    -------    -------------
Investment income (loss):-
  Interest                        $    231         $ 2,093      $ 4,170       $         $          $                $
  Dividends                            981
  Net appreciation (depreciation)
   in fair value of:
    Common stock                    18,117
    Government obligations                                       (2,101)
    Registered investment
      companies                                                                  (158)    1,325        427              391
                                  --------        --------      -------       -------   -------    -------          -------

        Net investment income
          (loss)                    19,329           2,093        2,069          (158)    1,325        427              391
                                  --------        --------      -------       -------   -------    -------          -------
Contributions to all plans           3,097                        7,827         1,169     2,229      7,630            8,559
                                  --------        --------      -------       -------   -------    -------          -------
Withdrawals from all plans          (4,247)         (1,430)      (5,668)         (510)   (3,278)    (1,997)          (1,260)
                                  --------        --------      -------       -------   -------    -------          -------
Transfers from EIP I                61,904                                                  566
                                  --------        --------      -------       -------   -------    -------          -------
Interfund transfers, net           (24,173)        (54,145)      26,902        (1,708)   29,589     (6,841)          18,465
                                  --------        --------      -------       -------   -------    -------          -------
Increase (decrease) in
 assets for the year                55,910         (53,482)      31,130        (1,207)   30,431       (781)          26,155

Net assets:
  Beginning of year                 83,379          84,868       40,734        13,385    19,727     86,134           40,149
                                  --------        --------      -------       -------   -------    -------          -------
  End of year                     $139,289        $ 31,386      $71,864       $12,178   $50,158    $85,353          $66,304
                                  ========        ========      =======       =======   =======    =======          =======

                                  Preferred Group of Mutual Funds
                                  -------------------------------
                                               Asset       Fixed      Loan
                                  Growth     Allocation    Income     Fund      Total
                                  -------    ----------    ------    ------    --------
Investment income (loss):-
  Interest                       $              $         $        $  1,575    $  8,069
  Dividends                                                                         981
  Net appreciation (depreciation)
   in fair value of:
    Common stock                                                                 18,117
    Government obligations                                                       (2,101)
    Registered investment
      companies                    (1,616)         (800)     (424)                 (855)
                                 --------       -------   -------   -------    --------
        Net investment income
         (loss)                    (1,616)         (800)     (424)    1,575      24,211
                                 --------       -------   -------   -------    --------
Contributions to all plans         14,452         2,825     1,731                49,519
                                 --------       -------   -------   -------    --------
Withdrawals from all plans         (1,904)         (581)     (362)     (197)    (21,434)
                                 --------       -------   -------   -------    --------
Transfers from EIP I                                                             62,470
                                 --------       -------   -------   -------    --------
Interfund transfers, net            5,922         3,113     2,497       379
                                 --------       -------   -------   -------    --------
Increase (decrease) in
 assets for the year               16,854         4,557     3,442     1,757     114,766

Net assets:
  Beginning of year                95,265        15,864    10,383    11,870     501,758
                                 --------       -------   -------   -------    --------
  End of year                    $112,119       $20,421   $13,825   $13,627    $616,524
                                 ========       =======   =======   =======    ========

                                                                       EXHIBIT C
                                                                       ---------


                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-8003) of Caterpillar Inc. of our report dated May 3, 1996 related to the financial statements of the Tax Deferred Savings Plan, which is included in this Annual Report on Form 11-K.



PRICE WATERHOUSE LLP

Peoria, Illinois
May 3, 1996