Form 10-Q
period 1996-06-30
CATERPILLAR INC
filed 1996-08-14
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

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

At June 30, 1996, 192,835,444 shares of common stock of the Registrant were outstanding.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES
               Statement of Consolidated Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,   June 30, June 30,
                                          1996      1995       1996     1995
MACHINERY AND ENGINES:
  Sales ................................ $4,008   $ 4,059    $ 7,690  $ 7,832
                                         ------    ------     ------   ------
  Operating costs:
    Cost of goods sold .................  2,976     3,110      5,756    6,000
    Selling, general and
      administrative expenses ..........    409       378        795      739
    Research and development expenses ..     97        98        195      184
                                        ------    ------     ------   ------
                                          3,482     3,586      6,746    6,923
                                         ------    ------     ------   ------
 Operating profit .....................    526       473        944      909
 Interest expense .....................     49        48         98       96
                                         ------    ------     ------   ------
                                            477       425        846      813
  Other income .........................     29        20         58       32
                                         ------    ------     ------   ------
  Profit before taxes ..................    506       445        904      845
                                         ------    ------     ------   ------
FINANCIAL PRODUCTS:
  Revenues .............................    172       154        334      294
                                         ------    ------     ------   ------
  Operating costs:
    Selling, general and
      administrative expenses ..........     62        59        125      113
    Interest expense ...................     76        72        149      138
                                         ------    ------     ------   ------
                                            138       131        274      251
                                         ------    ------     ------   ------
  Operating profit .....................     34        23         60       43
  Other income .........................      7         7         17       19
                                         ------    ------     ------   ------
  Profit before taxes ..................     41        30         77       62
                                         ------    ------     ------   ------

CONSOLIDATED PROFIT BEFORE TAXES .......    547       475        981      907
  Provision for income taxes ...........    181       156        324      299
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    366       319        657      608
  Equity in profit of
    affiliated companies (Note 5) ......      8         4         13       15
                                         ------    ------     ------   ------

PROFIT ................................. $  374   $   323    $   670  $   623
                                         ======    ======     ======   ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 7):

  Profit ............................... $ 1.94   $  1.62    $  3.46  $  3.11
                                         ======    ======     ======   ======
Cash dividends paid per share of
  common stock ......................... $  .35   $   .25    $   .70  $   .50


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       June 30,  Dec. 31,
                                                         1996      1995
ASSETS
  Current assets:
    Cash and short-term investments .................  $   633   $   638
    Receivables -- trade and other ..................    2,857     2,531
    Receivables -- finance ..........................    1,832     1,754
    Deferred income taxes and prepaid expenses ......      821       803
    Inventories (Note 6) ............................    2,198     1,921
                                                       -------   -------
  Total current assets ..............................    8,341     7,647
  Land, buildings, machinery, and equipment -- net ..    3,569     3,644
  Long-term receivables -- trade and other ..........      131       126
  Long-term receivables -- finance ..................    3,543     3,066
  Investments in affiliated companies (Note 5) ......      546       476
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,163     1,127
  Intangible assets .................................      220       170
  Other assets ......................................      609       574
                                                       -------   -------
TOTAL ASSETS ........................................  $18,122   $16,830
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $ 1,404   $ 1,174
    Accounts payable and accrued expenses ...........    2,814     2,579
    Accrued wages, salaries, and employee benefits ..      905       875
    Dividends payable ...............................       77        68
    Deferred and current income taxes payable .......      214        91
    Long-term debt due within one year ..............    1,484     1,262
                                                       -------   -------
  Total current liabilities .........................    6,898     6,049

  Long-term debt due after one year .................    4,042     3,964
  Liability for postemployment benefits .............    3,360     3,393
  Deferred income taxes .............................       37        36
                                                       -------   -------
TOTAL LIABILITIES ...................................   14,337    13,442
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (June 30, 1996 -- 203,723,656;
    Dec. 31, 1995 -- 203,723,656) at paid in amount .      891       901
  Profit employed in the business ...................    3,365     2,840
  Foreign currency translation adjustment ...........      177       215
  Treasury stock (June 30, 1996 -- 10,888,212
    shares; Dec. 31, 1995 -- 9,708,538 shares)
    at cost..........................................     (648)     (568)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,785     3,388
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $18,122   $16,830
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1995 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       June 30,  Dec. 31,
                                                         1996      1995
ASSETS
  Current assets:
    Cash and short-term investments .................  $   585   $   580
    Receivables -- trade and other ..................    3,199     2,910
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      825       834
    Inventories (Note 6) ............................    2,198     1,921
                                                       -------   -------
  Total current assets ..............................    6,807     6,245
  Land, buildings, machinery, and equipment -- net ..    3,099     3,199
  Long-term receivables -- trade and other ..........      131       126
  Long-term receivables -- finance ..................        -         -
  Investments in affiliated companies (Note 5) ......      546       476
  Investments in Financial Products subsidiaries ....      702       658
  Deferred income taxes .............................    1,205     1,171
  Intangible assets .................................      220       170
  Other assets ......................................      321       330
                                                       -------   -------
TOTAL ASSETS ........................................  $13,031   $12,375
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    12   $    14
    Accounts payable and accrued expenses ...........    2,475     2,358
    Accrued wages, salaries, and employee benefits ..      902       873
    Dividends payable ...............................       77        68
    Deferred and current income taxes payable .......      158        40
    Long-term debt due within one year ..............      260       156
                                                       -------    -------
  Total current liabilities .........................    3,884     3,509
  Long-term debt due after one year .................    1,965     2,049
  Liability for postemployment benefits .............    3,360     3,393
  Deferred income taxes .............................       37        36
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,246     8,987
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (June 30, 1996 -- 203,723,656;
    Dec. 31, 1995 -- 203,723,656) at paid in amount .      891       901
  Profit employed in the business ...................    3,365     2,840
  Foreign currency translation adjustment ...........      177       215
  Treasury stock (June 30, 1996 -- 10,888,212
    shares; Dec. 31, 1995 -- 9,708,538 shares)
    at cost..........................................     (648)     (568)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,785     3,388
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $13,031   $12,375
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1995 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       June 30,  Dec. 31,
                                                         1996      1995
ASSETS
  Current assets:
    Cash and short-term investments ................. $    48    $    58
    Receivables -- trade and other ..................     186        132
    Receivables -- finance ..........................   1,832      1,754
    Deferred income taxes and prepaid expenses ......      14         13
    Inventories (Note 6) ............................       -          -
                                                      -------    -------
  Total current assets ..............................   2,080      1,957

  Land, buildings, machinery, and equipment -- net ..     470        445
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   3,543      3,066
  Investments in affiliated companies (Note 5) ......       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       3          -
  Intangible assets .................................       -          -
  Other assets ......................................     288        244
                                                      -------    -------
TOTAL ASSETS ........................................ $ 6,384    $ 5,712
                                                      =======    =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $ 1,392    $ 1,160
    Accounts payable and accrued expenses ...........     885        776
    Accrued wages, salaries, and employee benefits ..       3          2
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......      56         51
    Long-term debt due within one year ..............   1,224      1,106
                                                      -------    -------
  Total current liabilities .........................   3,560      3,095
  Long-term debt due after one year .................   2,077      1,915
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................      45         44
                                                      -------    -------
TOTAL LIABILITIES ...................................   5,682      5,054
                                                      -------    -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (June 30, 1996 -- 203,723,656
    Dec. 31, 1995 -- 203,723,656) at paid in amount .     333        333
  Profit employed in the business ...................     367        320
  Foreign currency translation adjustment ...........       2          5
  Treasury stock (June 30, 1996 -- 10,888,212
    shares; Dec. 31, 1995 -- 9,708,538 shares)
    at cost..........................................       -          -
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     702        658
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 6,384    $ 5,712
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1995 amounts.

                              CATERPILLAR INC.
                  Statement of Cash Flows for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       June 30,  June 30,
                                                         1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   670    $   623
  Adjustments for noncash items:
  Depreciation and amortization .....................     348        348
  Profit of Financial Products ......................       -          -
  Other .............................................      21         17
  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (290)       117
    Inventories .....................................    (277)      (376)
    Accounts payable and accrued expenses ...........     254        240
    Other -- net ....................................     103        (81)
                                                      -------    -------
Net cash provided by operating activities ...........     829        888
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (174)      (155)
  Expenditures for equipment leased to others .......    (107)       (82)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      52         41
  Additions to finance receivables ..................  (2,739)    (2,406)
  Collections of finance receivables ................   1,302      1,077
  Proceeds from sale of finance receivables..........     772        300
  Net short-term loans to Financial Products.........       -          -
  Other -- net ......................................    (251)       (55)
                                                      -------    -------
Net cash used for investing activities ..............  (1,145)    (1,280)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (136)      (100)
  Common stock issued, including treasury
    shares reissued .................................       5          -
  Treasury shares purchased..........................    (103)      (112)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............     302        906
  Payments on long-term debt ........................    (451)      (591)
  Short-term borrowings -- net ......................     703        630
                                                      -------    -------
Net cash provided by financing activities ...........     320        733
                                                      -------    -------
Effect of exchange rate changes on cash .............      (9)       (64)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................      (5)       277

Cash and short-term investments at the
  beginning of the period ...........................     638        419
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   633    $   696
                                                      =======    =======
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       June 30,  June 30,
                                                         1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   670    $   623
  Adjustments for noncash items:
    Depreciation and amortization ...................     290        294
    Profit of Financial Products ....................     (47)       (37)
    Other ...........................................      10          5

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (277)       159
    Inventories .....................................    (277)      (376)
    Accounts payable and accrued expenses ...........     138        167
    Other -- net ....................................     124        (84)
                                                      -------    -------
Net cash provided by operating activities ...........     631        751
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (171)      (154)
  Expenditures for equipment leased to others .......      (2)        (5)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................       7          7
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Net short-term loans to Financial Products.........     (27)         -
  Other -- net ......................................    (206)       (44)
                                                      -------    -------
Net cash used for investing activities ..............    (399)      (196)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (136)      (100)
  Common stock issued, including treasury
    shares reissued .................................       5          0
  Treasury shares purchased..........................    (103)      (112)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............      31          0
  Payments on long-term debt ........................      (9)       (22)
  Short-term borrowings -- net ......................      (2)        (2)
                                                      -------    -------
Net cash provided by financing activities ...........    (214)      (236)
                                                      -------    -------
Effect of exchange rate changes on cash .............     (13)       (65)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................       5        254

Cash and short-term investments at the
  beginning of the period ...........................     580        395
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   585    $   649
                                                      =======    =======
The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       June 30,  June 30,
                                                         1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $    47    $    37
  Adjustments for noncash items:
    Depreciation and amortization ...................      58         54
    Profit of Financial Products ....................       -          -
    Other ...........................................      14         15

  Changes in assets and liabilities:
    Receivables -- trade and other ..................      (3)        (4)
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      80         11
    Other -- net ....................................       2         24
                                                      -------    -------
Net cash provided by operating activities ...........     198        137
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (3)        (1)
  Expenditures for equipment leased to others .......    (105)       (77)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      45         34
  Additions to finance receivables ..................  (2,739)    (2,406)
  Collections of finance receivables ................   1,302      1,077
  Proceeds from sale of finance receivables..........     772        300
  Net short-term loans to Financial Products.........       -          -
  Other -- net ......................................     (45)       (41)
                                                      -------    -------
Net cash used for investing activities ..............    (773)    (1,114)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................       -         30
  Treasury shares purchased..........................       -          -
  Net short-term loans from Machinery and Engines....      27          -
  Proceeds from long-term debt issued ...............     271        906
  Payments on long-term debt ........................    (442)      (569)
  Short-term borrowings -- net ......................     705        632
                                                      -------    -------
Net cash provided by financing activities ...........     561        999
                                                      -------    -------
Effect of exchange rate changes on cash .............       4          1
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................     (10)        23

Cash and short-term investments at the
  beginning of the period ...........................      58         24
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    48    $    47
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 1996 and 1995, (b) the consolidated financial position at June 30, 1996 and December 31, 1995, and (c) the consolidated statement of cash flows for the six-month periods ended June 30, 1996 and 1995 have been made.

2. The results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results for the entire year 1996.

3. The company buys and sells currencies only in amounts large enough to cover business needs, and to protect its financial and competitive position. The company's general approach is to manage future foreign currency cash flows; it normally does not manage or hedge specific asset or liability positions. In managing foreign currency, the company's objective is to maximize consolidated aftertax U.S. dollar cash flows. At June 30, 1996, the company had approximately $701 in contracts to buy or sell foreign currency in the future. The carrying value and the fair market value of such contracts were both an asset of $2.

4. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1995, except with respect to disposition of the environmental proceeding discussed in Part II, Item 1 of this Form 10-Q.


5.   Affiliated Companies

     The company's investments in affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan $(404). The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended     Six Months Ended
                                    Mar. 31,   Mar. 31,    Mar. 31,   Mar. 31,
                                     1996       1995        1996       1995
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  913     $  930      $1,820     $1,866
                                    ======     ======      ======     ======

       Profit ....................  $   16     $   10      $   27     $   32
                                    ======     ======      ======     ======

                                                           Mar. 31,   Sep. 30,
                                                            1996       1995
     FINANCIAL POSITION
       (Unaudited)

       Assets:
         Current assets .................................   $1,852    $1,872
         Land, buildings, machinery and equipment - net..      723       780
         Other assets ...................................      266       322
                                                            ------    ------
                                                             2,841     2,974
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,660     1,676
         Long-term debt due after one year ..............      152       215
         Other liabilities ..............................      141       155
                                                            ------    ------
                                                             1,953     2,046
                                                            ------    ------
       Ownership ........................................   $  888    $  928
                                                            ======    ======


6. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           Jun. 30,   Dec. 31,
                                                            1996       1995
                                                        (unaudited)

       Raw materials and work-in-process ................   $  859    $  710
       Finished goods ...................................    1,122     1,006
       Supplies .........................................      217       205
                                                            ------    ------
                                                            $2,198    $1,921
                                                            ======    ======


7.   Following is a computation of profit per share:

                                       Three Months Ended   Six Months Ended
                                        June 30,  June 30,  June 30,  June 30,
                                         1996      1995      1996      1995
                                                     (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) .......  $  374   $  323     $  671   $   623
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   193.4    199.7      193.6     199.9

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     2.1      2.4        2.1       2.4
                                         ------   ------     ------   -------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   195.5    202.1      195.7     202.3
                                         ======   ======     ======   =======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $1.94    $1.62      $3.46     $3.11

      Assuming full dilution (A/C) ....   $1.91    $1.60      $3.43     $3.08

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

     The company announced the highest quarterly profit in its history.
Profit of $374 million surpassed the previous record profit of $323 million set in second-quarter 1995. Profit after tax as a percent of sales and revenues was 8.8%, the best quarterly rate in more than 20 years. Sales and revenues were $4.18 billion, a decrease of $33 million from the same quarter a year ago. Profit per share was a record $1.94, $.32 higher than the previous record established in second-quarter 1995. The company continues to benefit from improved manufacturing efficiencies achieved during 1994 and 1995.
     In June 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over the next three to five years. At the end of the second quarter, 8.1 million shares had been repurchased under the plan. The number of shares outstanding at June 30, 1996, was 192.8 million.
     In June 1996, Caterpillar's Board of Directors announced it was increasing the quarterly dividend from $.35 to $.40 per share payable August 20 to stockholders of record July 22. The 14% increase in the dividend underscores the confidence Caterpillar's directors have in the company's continuing success and marks the fourth increase in the past two years. Since 1994, the dividend per share has increased more than five-fold from $.075.
     Chairman and Chief Executive Officer Donald V. Fites said, "These financial results in a fast-changing, fiercely competitive marketplace validate the efficiency and effectiveness of the world-class Caterpillar team. Our focus on satisfying customers while managing our assets and the bottom line works."


THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

Machinery and Engines
     Profit before tax of $506 million was $61 million higher than last year's second quarter. This record profit was achieved despite sales of Machinery and Engines of $4.01 billion being down $51 million from second-quarter 1995. The lower sales resulted from a 2% decrease in physical sales volume partially offset by a 1% improvement in price realization.
     The decrease in physical sales volume primarily resulted from a reduction in dealer new machine inventories and lower engine sales to users. Machine and engine sales were lower both inside and outside the United States. Price realization improved primarily because of price increases taken over the past year, the absence of certain European currency hedges in place a year ago, and a favorable change in geographic sales mix. (The adverse impact of currency hedges (forward contracts) that matured during second-quarter 1995 was about $30 million. All such forward contracts had matured as of the end of 1995.) These factors were partially offset by higher sales discounts and the negative effect of the stronger dollar on sales in European currencies.
     Margin (sales less cost of goods sold) of $1.03 billion increased $83 million from the second quarter a year ago despite the lower sales. Margin as a percent of sales was 25.7%, compared with 23.4% during last year's second quarter. The margin improvement resulted from the effect of the stronger dollar as costs incurred in Japanese yen and European currencies translated into fewer U.S. dollars, and better price realization. Also of note is that the improvements in manufacturing efficiencies achieved during 1994 and 1995 have been maintained throughout 1996 and the return to work of employees represented by the United Auto Workers (UAW) has been managed with essentially no impact on results. Material costs also continue to be effectively managed through proactive joint relationships with our suppliers resulting in essentially flat material costs from the second quarter a year ago.
     Partially offsetting these favorable items were the effects of lower sales volume and the absence of the favorable impact from a buildup of inventory during the second-quarter 1995. When inventory increases, certain fixed costs incurred in the current period are inventoried. These inventoried fixed costs are then charged to cost of goods sold in later periods when inventory decreases.
     Although the stronger dollar has benefited second quarter margins, over the longer term, a significantly stronger dollar will have an unfavorable impact on Caterpillar. Most of the company's key competitors have their principal manufacturing operations based in Japan or European countries. The majority of Caterpillar's manufacturing assets are in the United States. Consequently, with a stronger dollar, the company's costs compared with these competitors are relatively higher. As a major net exporter from the United States, the stronger dollar, over time, has an unfavorable impact on Caterpillar's global competitive position.
     Selling, general and administrative (SG&A) expenses were $409 million, compared with $378 million during the second-quarter 1995. The $31 million increase reflects higher spending levels in support of expanded operations around the world and higher costs due to inflation.
     Research and development (R&D) expenses of $97 million were essentially the same as second quarter last year.
     Operating profit of $526 million was $53 million higher than the second quarter a year ago. Operating profit was 13.1% compared with 11.7% a year ago.
     Interest expense was essentially the same as second quarter a year ago. Other income/expense was income of $29 million compared with income of
$20 million last year. The increase of $9 million is primarily the result of increased interest income and a favorable change in foreign exchange gains and losses.

Financial Products
     Before-tax profit for Financial Products was a record $41 million, an $11 million improvement over last year's second quarter. The increase resulted primarily from higher earnings from a larger portfolio of earning assets at Caterpillar Financial Services Corporation (CFSC) and favorable insurance reserve adjustments at Caterpillar Insurance Company Ltd. (CICL). Actuarial valuations of CICL's insurance reserves resulted in a favorable $8 million adjustment versus a favorable $4 million adjustment a year ago.
     Second-quarter revenues of $172 million were up $18 million compared with second-quarter 1995, primarily the result of CFSC's larger portfolio. CFSC's retail financing business established a quarter record of $971 million, a $241 million or 33% increase compared with second-quarter 1995. The increase was the result of financing a higher volume and increased percentage of deliveries of Caterpillar product. CFSC's wholesale financing activity was $799 million, a decrease of $94 million or 11% compared with second-quarter 1995. The decrease in wholesale financing was due to a lower volume of Caterpillar dealer rental fleet financing in North America.
     Selling, general and administrative expenses were $62 million, an increase of $3 million compared with second quarter a year ago. Higher expenses due to CFSC's larger portfolio were partially offset by the favorable adjustment to insurance reserves at CICL. Interest expense was $4 million higher due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates.

Income Taxes
     Tax expense of $181 million increased $25 million due to higher before-tax profit.

Affiliated Companies
     The company's share of affiliated companies' results was $8 million, up $4 million from a year ago.


CHANGE TO 1Q96 REPORTED COST OF GOODS SOLD AND SG&A
During the second quarter of 1996, an error in the classification of certain expenses between cost of goods sold and SG&A was discovered. The error affected only the first quarter of 1996 and did not affect profit in any way. As a result, cost of goods sold was increased $16 million and SG&A was decreased $16 million for the first quarter of 1996. All comparisons to the first quarter reflect the adjusted amounts.


THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED MARCH 31, 1996
     Second-quarter profit of $374 million or $1.94 per share was $78 million higher than profit of $296 million or $1.53 per share in the first quarter of this year. The improvement reflects an increase in sales and revenues of $336 million partially offset by an increase in costs that generally occurs from the first to the second quarter due to timing of expenses. An increase in physical sales volume of 8% was the most significant factor contributing to the higher profit.

Machinery and Engines
     Profit before tax for Machinery and Engines was $506 million, a $108 million increase from the previous quarter. Sales of $4.01 billion increased $326 million because of 8% higher physical sales volume and 1% improved price realization. The increase in physical sales volume was the result of higher
engine and machine sales both inside and outside the United States.   The
improvement in price realization reflects price increases and a favorable change in geographic sales mix, partially offset by higher discounts.
     Margin improved $130 million from the first quarter. As a percent of sales, the margin rate was 25.7% compared with 24.5% last quarter. The margin rate improvement resulted from the favorable impact of higher sales, better price realization, improved manufacturing efficiencies, and the impact of the stronger dollar on costs. Partially offsetting these favorable items was the absence of the favorable impact from a buildup of inventory during the first quarter.
     Selling, general and administrative expenses were $409 million, up $23 million from first quarter. The increase was primarily the result of timing of expenses, as the first quarter is generally a lower cost quarter for these types of expenses. Volume-related parts distribution expenses also contributed to the increase.
     Research and development expenses of $97 million were about the same as the first quarter.
     Operating profit of $526 million increased $108 million. As a percent of sales, operating profit was 13.1%, up 1.7 percentage points from the first quarter.
     Interest expense of $49 million was the same as the first quarter.
     Other income/expense was income of $29 million and also the same as the first quarter.

Financial Products
     Financial Products' before-tax profit was $41 million, an increase of $5 million from first quarter. Revenues were up $10 million, primarily the result of CFSC's larger portfolio. Selling, general and administrative expenses were down due to the $8 million favorable insurance reserve adjustment at CICL, mostly offset by increased CFSC expenses related to the larger portfolio.

Income Taxes
     Tax expense of $181 million increased $38 million due to higher before-tax profit.


SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995
     Profit for the six months ended June 30, 1996 was $670 million or $3.46 per share of common stock, an improvement of $47 million over profit of $623 million or $3.11 per share for the first six months of 1995. Sales and revenues of $8.02 billion were $102 million lower than last year.

Machinery and Engines
     Sales were $7.69 billion, a decrease of $142 million from the same period last year. Profit before tax was $904 million, an improvement of $59 million. The primary reason for the increase in profit was improved price realization.
     The decrease in physical sales volume resulted from lower machine and engine sales both inside and outside the United States. Price realization improved primarily because of price increases taken over the past year and the absence of certain European currency hedges in place a year ago. (The adverse impact of currency hedges (forward contracts) that matured during the first six months of 1995 was about $60 million. All such forward contracts had matured as of the end of 1995). These favorable factors were partially offset by the negative effect of the stronger dollar on sales in European currencies and the Japanese yen, and higher sales discounts.
     Margin (sales less cost of goods sold) increased $102 million primarily because of the better price realization and the effect of the stronger dollar as costs incurred in Japanese yen and European currencies translated into fewer U.S. dollars. Material costs also continue to be effectively managed through proactive joint relationships with our suppliers resulting in lower material costs when compared to a year ago. The improvements in manufacturing efficiencies achieved during 1994 and 1995 have been maintained throughout 1996 and the return to work of employees represented by the United Auto Workers (UAW) union has been managed with essentially no impact on results.
     These favorable items were partially offset by the effects of lower sales volume and the unfavorable impact of a lower buildup of inventory during the first six months of 1996 as compared to a year ago. When inventory increases, certain fixed costs incurred in the current period are inventoried. These inventoried fixed costs are then charged to cost of goods sold in later periods when inventory decreases.
     Although the stronger dollar has benefited the first six months margins, over the longer term, a significantly stronger dollar will have an unfavorable impact on Caterpillar. Most of the company's key competitors have their principal manufacturing operations based in Japan or European countries. The majority of Caterpillar's manufacturing assets are in the United States. Consequently, with a stronger dollar, the company's costs compared with these competitors are relatively higher. As a major net exporter from the United States, the stronger dollar, over time, has an unfavorable impact on Caterpillar's global competitive position.
     Selling, general and administrative expenses were $795 million, compared with $739 million during the first six months of 1995. The $56 million increase reflects higher spending levels in support of expanded operations around the world and higher costs due to inflation.
     Research and development (R&D) expenses were up $11 million from the first six months of 1995. The increase primarily reflects continuing high levels of activity for new product introductions.
     Operating profit of $944 million was $35 million higher than the first six months of 1995. Operating profit as a percent of sales was 12.3% compared with 11.6% a year ago.
     Interest expense of $98 million was $2 million higher than a year ago. Other income/expense was income of $58 million compared with income of
$32 million last year. The increase of $26 million is primarily the result of a favorable change in foreign exchange gains and losses, and higher interest income.

Financial Products
     Before-tax profit for Financial Products was $77 million, an increase of $15 million from the first six months of 1995. The increase resulted primarily from higher earnings from a larger portfolio of earning assets at CFSC; and favorable portfolio transactions at CICL.
     Revenues were up $40 million, primarily the result of CFSC's larger portfolio. Selling, general and administrative expenses were up $12 million, also due to CFSC's larger portfolio. Interest expense was up $11 million due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates. Other income/expense was income of $17 million, a decrease of $2 million from a year ago. The first six months of 1995 included an $11 million favorable mark-to-market adjustment for CFSC's written interest rate caps. Partially offsetting this was $8 million in gains recognized in 1996 on the sale of securities in CICL's investment portfolio.

Income Taxes
     Tax expense was $324 million, $25 million higher than a year ago. The increase reflects higher before-tax profit. Both periods reflect a 33% estimated annual tax rate.

Affiliated Companies
     The company's share of affiliated companies' results was $13 million, down $2 million from a year ago.


SALES
     Following are summaries of second-quarter company sales and dealer deliveries compared with the same quarter in 1995.

Company Sales Inside the United States
     Caterpillar sales inside the United States were $2.02 billion, a $26 million or 1% decrease from the same quarter a year ago. Company sales of both machines and engines were down as a result of lower volume. The lower volume, in turn, reflects greater dealer machine inventory reduction this year than last and lower diesel engine sales. Price realization was unchanged.
     Sales inside the United States during the second quarter were 50% of total sales, the same as second quarter last year.

U.S. Dealer Machine Sales to End-Users
     Sales were unchanged from year-earlier levels as higher industry demand for construction equipment offset a reduced share of industry sales. Industry demand, reflecting stronger overall economic activity, was higher despite several years of excellent sales.
     Sales to end-users (including rental purchase options) increased for the construction sector in total due to the strength of housing.
     - Highway-related sales were unchanged from year-earlier levels. Government spending on highway construction and repair was unchanged.
     - Sales to the commercial, industrial and government building sector were down -- in line with lower levels of construction spending in these areas.
     - Housing-related sales were up reflecting a considerably higher level of housing starts in the second quarter.
     Sales declined for all commodity applications except metal mining and agriculture.
     - Sand and quarry mining-related sales were down despite slightly higher mine production.
     - Sales to the coal mining sector were down reflecting lower mine production.
     - Metal mining-related sales were up despite lower mine production and weaker metal prices.
     - Sales to the agricultural sector were up reflecting the introduction of new models and a strong industry.
     - Forestry-related sales were below year-earlier levels reflecting lower lumber and pulp prices. Lumber production was higher but pulp production was lower.
     Sales to industrial applications were higher while sales to landfills were lower.

Deliveries to U.S. Dealer Rental Fleets
     Deliveries to U.S. dealers for their dedicated rental fleets were unchanged from second-quarter 1995. U.S. dealer dedicated rental inventories rose from first-quarter levels and remained above year-earlier levels.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories were down from the end of the first quarter and below year-earlier levels. This level of inventory is slightly below normal relative to current selling rates.

Company Engine Sales Inside the United States
     Sales of diesel engines were below year-earlier levels primarily as a result of weaker industry demand for truck engines from Original Equipment Manufacturers (OEMs). Total sales to users and OEMs also were down with declines in truck and industrial applications more than offsetting gains in power generation, marine and petroleum applications.
     Sales of turbine engines remained near last year's levels as gains in industrial power generation offset declines in oil and gas applications.

Company Sales Outside the United States
     Caterpillar sales outside the United States were $1.99 billion, a $25 million or 1% decrease from second-quarter 1995. Price realization improved, but not enough to offset lower volume resulting primarily from lower diesel engine sales. Company sales of machines also declined since dealers did not repeat last year's second quarter inventory expansion.
     Sales outside the United States represented 50% of worldwide sales, unchanged from second quarter last year.

Dealer Machine Sales to End-Users Outside the United States
     Dealer sales outside the United States were virtually unchanged from second-quarter 1995. Higher sales in Africa and Middle East, Asia, China and Japan offset declines elsewhere.
     - Europe: Sales for the region were lower due to the continued weakness in Germany. Excluding Germany, Western European sales were up with gains registered in most countries including France and the United Kingdom. Higher sales continue to be realized in Central Europe.
     - Asia (excluding China and Japan): Sales were higher as excellent economic growth and strong infrastructure spending continue. Sales were up in all major countries with a particularly good gain in Malaysia.
     - Africa and the Middle East: Demand continues to improve in response to good commodity prices, exports and economic growth. Turkey, South
       Africa and Saudi Arabia registered the largest gains.
     - Canada: Sales were down due to both a lower percentage of industry sales and a weaker industry. Sales were off in most applications but gains were made in coal and metal mining and agriculture.
     - Latin America: Sales were below year-earlier levels in response to last year's severe recessions in Mexico and Argentina and this year's slower economic growth in Brazil, Colombia and Peru.
     - Australia: Sales were lower than a year ago due to a large decline in metal mining. Gains were registered in coal mining as well as highway and housing construction.
     - China: Sales were higher reflecting excellent economic growth and infrastructure investment.
     - Japan: Sales of imported product were up and economic recovery is underway. The industry, however, remains relatively weak.
     - Commonwealth of Independent States (CIS): Sales were below year-ago levels.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were virtually unchanged from the end of the first quarter. Dealer inventories were up from the second quarter last year and are normal relative to current selling rates.

Company Engine Sales Outside the United States
     Sales of diesel engines were below year-earlier levels due primarily to a decline in truck engine demand from Canadian OEMs. Total sales to users and OEMs also were lower with declines in Canada and Europe more than offsetting gains in Asia. By application, lower sales in truck, petroleum and marine more than offset gains in power generation.
     Sales of turbine engines were higher with increases in oil and gas applications as well as industrial power generation.


PLANT CLOSING AND CONSOLIDATION COSTS
     At June 30, 1996 the reserve for plant closing and consolidation costs was $263 million. Of this balance, $170 million related to anticipated costs associated with the closure of the Component Products Division's
York, Pennsylvania, facility. The probable closing of the York facility was announced in December 1991. The company determined that unless significant cost reductions were made, the unit would be closed. The company is currently in the early stages of closing the plant.
     Also in the reserve for plant closing and consolidation costs at June 30, 1996, was $69 million for write-downs of buildings, machinery and equipment at previously closed facilities. The remainder of the reserve related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is amortized as the benefits are provided. Currently amortization periods are through 2003.


EMPLOYMENT
     At the end of the second quarter, Caterpillar's worldwide employment was 55,002, compared with 54,499 one year ago. Hourly employment decreased 368 to 32,040; salaried and management employment increased 871 to 22,962. The increased employment is largely the result of acquisitions, partially offset by attrition.

ECONOMIC AND INDUSTRY OUTLOOK
     World economic growth is now expected to exceed 1995 levels due primarily to improved prospects for the United States. The U.S. economy has been stronger than anticipated and is now forecast to match or exceed last year's growth rate of 2%. As a result of this better than expected demand in the United States, worldwide industry machine sales are projected to remain near last year's levels despite weaker than anticipated demand in Europe.
Worldwide demand for engines, however, is still forecast to decline from last year's record levels.
     The U.S. economy has proven surprisingly resilient to the tight monetary and fiscal policies of the last two years. Second-quarter growth appears to have been very good although slower growth is still expected for the second half due to higher long-term interest rates and rising consumer debt levels. Gross Domestic Product (GDP) is now forecast to grow 2.0% - 2.5% for the year, despite a growing chance the Federal Reserve will raise interest rates to slow the economy.
     Related to this revised outlook, U.S. housing starts are forecast to match or exceed last year's levels. Growth in nonresidential construction and mining is still expected to slow but may be stronger than earlier anticipated. U.S. industry demand for machines is forecast to be just slightly below 1995 levels - an improvement over our earlier forecast. U.S. industry demand for engines is still expected to decline but less than previously projected. Similar economic growth is forecast for Canada where both the machine and engine industries are still forecast to decline.
     In Western Europe, interest rate reductions over the past 18 months are expected to stimulate economic growth in the second half. Encouraging signs of increased activity are already evident in Germany and the U.K. For the region as a whole, however, GDP growth is still expected to be only 2.0% which is below last year's rate of 2.6%. Even with better activity in the second half, industry demand is now projected to decline slightly from 1995 levels. In contrast, good economic growth continues in Central Europe.
     Economic recovery is underway in Japan where a surprisingly strong first quarter points to GDP growth near 3% for the year. Industry demand, however, is still expected to lag the economic recovery and show little improvement in 1996. The economic outlook for Australia also has improved with GDP expected to grow 3%, matching 1995's levels. Construction activity is still expected to decline for the year but mining should remain strong.
     Better economic growth is still forecast for the developing countries in 1996 leading to higher industry demand. Continued strong growth in the developing countries of Asia should lead to another year of higher industry sales. Higher sales are also forecast for the Africa/Middle East region where good export demand, economic restructuring, and last year's high commodity prices should combine for another year of good economic growth.
     In Latin America, recoveries are underway in both Mexico and Argentina, but the 1995 Mexican recession was so severe that industry demand there is unlikely to improve before next year. Elsewhere, economic growth has slowed more than expected leading to weaker demand. Consequently, industry demand is now projected to decline for the region as a whole. The severe, six-year decline in the CIS is forecast to end but political instability is likely to remain even with President Yeltsin's reelection. Some growth is still anticipated for 1996.


COMPANY OUTLOOK
     As reported in June, stronger than anticipated sales in the United States should more than offset weaker than projected sales in Europe and Latin America. Consolidated sales and profit are now expected to be above 1995 levels.
     The information included in the Outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in a Form 8-K filed with the Securities & Exchange Commission on July 16, 1996.


B.  Liquidity & Capital Resources
     Consolidated operating cash flows totaled $829 million through the second quarter of 1996, compared with $888 million for the first six months of 1995.
     Total debt at the end of the first six months was $6.93 billion, an increase of $530 million from year end 1995. Over this period, debt related to Machinery & Engines increased $18 million, to $2.24 billion, while debt related to Financial Products increased $512 million to $4.69 billion.

Machinery and Engines
     Operating cash flows totaled $631 million through the second quarter of 1996, compared with $751 million through the second quarter of 1995. The cash flow decrease is primarily the result of increased receivables.
     Capital expenditures, excluding equipment leased to others, totaled $171 million through the second quarter compared with $154 million a year ago. The percent of debt to debt plus stockholders equity improved to 37% at June 30, 1996, from 40% at December 31, 1995.

Financial Products
     Operating cash flows totaled $198 million through the second quarter of 1996, compared with $137 million through the second quarter of 1995. Cash used to purchase equipment leased to others totaled $105 million through the second quarter of 1996. In addition, year-to-date 1996 net cash used for finance receivables was $665 million, compared with $1,029 million through the second quarter of 1995.
     Financial Products' debt was $4.69 billion at June 30, 1996, an increase of $512 million from December 31, 1995. At the end of the second quarter, finance receivables past due over 30 days were 2.5%, compared with 2.2% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.2:1 at June 30, 1996, compared with 7.7:1 at December 31, 1995.


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     As reported in previous filings with the Securities & Exchange Commission, on September 6, 1994, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"), UAW Local 974, and Citizens for a Better Environment filed a complaint against the company with the Illinois Pollution Control Board ("Board"). The complaint generally alleged, in seven counts, that the company had violated certain provisions of the Illinois Environmental Protection Act and Board regulations with respect to a particular property in East Peoria, Illinois. In a decision dated August 1, 1996, the Board concluded that no fines or other penalties should be assessed against the company.

Item 6.   Exhibits and Reports on Form 8-K

     (a)	Exhibits
          Exhibit No.              Description


             27                    Financial Data Schedule


     (b)	Two reports on Form 8-K, dated June 3 and June 12, 1996, were filed during the quarter ending June 30, 1996, pursuant to Item 5 of those forms.
An additional Form 8-K was filed on July 16, 1996 pursuant to Item 5.  No financial statements were filed as part of those reports.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: August 9, 1996                By: /s/ D. R. Oberhelman
                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer

Date: August 9, 1996                By: /s/ R. R. Atterbury III
                                        R. R. Atterbury III, Secretary

                              EXHIBIT INDEX

Exhibit
Number                     Description

  27                       Financial Data Schedule