Form 10-Q
period 1996-09-30
CATERPILLAR INC
filed 1996-11-04
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

At September 30, 1996, 191,464,938 shares of common stock of the Registrant were outstanding.

SUMMARY

This summary highlights selected information from this document and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the third quarter, you should read this entire document carefully.

SUMMARY OF RESULTS

     The company reported that profit for the third quarter increased 46% to $310 million from $213 million the year before. Profit was the highest of any third quarter and the third highest of any quarter in company history. Profit per share rose 50% to $1.61 from $1.07.
     Sales and revenues were up 8% to a third-quarter record of $4.03 billion, versus $3.73 billion a year ago.
     "We are extremely gratified by our continued strong performance, which has now produced record profits in 9 out of the last 11 quarters," said Donald V. Fites, chairman and chief executive officer. "Our global strategies are working and Caterpillar is well positioned for long-term growth and profitability."
     "We saw good sales growth inside and outside the United States," Fites said. "Importantly, margins increased due to higher sales, lower costs and improved manufacturing efficiencies."
     "We continue to see opportunities for solid growth in the vast majority of the global markets we serve, particularly in the fast-growing developing nations where infrastructure needs are greatest," he said.
     "Given our strong operating momentum, broad product line and industry demand throughout the world, sales and profits for 1996 will be at record levels," Fites said. "Our preliminary sales outlook for 1997 is to slightly surpass the record levels achieved in 1996."


HIGHLIGHTS:  3Q 1996 COMPARED WITH 3Q 1995

* Operating profit as a percent of sales increased to 11% from 7%.
* Higher sales resulted from a 5% increase in sales volume and a 3% improvement in price realization.
* Sales inside the U.S. were up 12%; sales outside the U.S. increased 5%.
* Margin (sales less cost of goods sold) as a percent of sales increased to 25% from 19%.
* Dealer sales to end-users increased while dealer inventories remained about the same.
* Material costs were essentially flat.
* Our preliminary worldwide outlook for 1997 calls for sales to slightly surpass 1996 levels as higher industry demand in the developing regions, Canada, and Australia offsets slightly lower industry demand in the U.S., Europe, and Japan.
* Caterpillar is on schedule to complete the plan it announced in June 1995 to increase shareholder value by repurchasing up to 10% of its outstanding common stock over the next three to five years. At the end of the third quarter, 9.7 million shares had been repurchased under the plan. The number of shares outstanding on Sept. 30, 1996, was 191.5 million, compared with 197.5 million at the same time last year.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                    AND CONSOLIDATED SUBSIDIARY COMPANIES
               Statement of Consolidated Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                        Three Months Ended  Nine Months Ended
                                        Sep. 30,  Sep. 30,  Sep. 30, Sep. 30,
                                          1996      1995       1996     1995
MACHINERY AND ENGINES:
  Sales ................................ $3,849   $ 3,568    $11,539  $11,400
                                         ------    ------     ------   ------
  Operating costs:
    Cost of goods sold .................  2,905     2,878      8,661    8,878
    Selling, general and
      administrative expenses ..........    423       352      1,218    1,091
    Research and development expenses ..    104        89        299      273
                                        ------    ------     ------   ------
                                          3,432     3,319     10,178   10,242
                                         ------    ------     ------   ------
  Operating profit .....................    417       249      1,361    1,158
  Interest expense .....................     48        48        146      144
                                         ------    ------     ------   ------
                                            369       201      1,215    1,014
  Other income .........................     32        40         90       72
                                         ------    ------     ------   ------
  Profit before taxes ..................    401       241      1,305    1,086
                                         ------    ------     ------   ------
FINANCIAL PRODUCTS:
  Revenues .............................    184       165        518      459
                                         ------    ------     ------   ------
  Operating costs:
    Selling, general and
      administrative expenses ..........     69        57        194      170
    Interest expense ...................     83        80        232      218
                                         ------    ------     ------   ------
                                            152       137        426      388
                                         ------    ------     ------   ------
  Operating profit .....................     32        28         92       71
  Other income .........................      7        11         24       30
                                         ------    ------     ------   ------
  Profit before taxes ..................     39        39        116      101
                                         ------    ------     ------   ------

CONSOLIDATED PROFIT BEFORE TAXES .......    440       280      1,421    1,187
  Provision for income taxes ...........    138        69        462      368
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    302       211        959      819
  Equity in profit of
    affiliated companies (Note 5) ......      8         2         21       17
                                         ------    ------     ------   ------

PROFIT ................................. $  310   $   213    $   980  $   836
                                         ======    ======     ======   ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 7):

  Profit ............................... $ 1.61   $  1.07    $  5.08  $  4.19
                                         ======    ======     ======   ======
Cash dividends paid per share of
  common stock ......................... $  .40   $   .35    $  1.10  $   .85


See accompanying notes to Consolidated Financial Statements.


                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Sep. 30,  Dec. 31,
                                                         1996      1995
ASSETS
  Current assets:
    Cash and short-term investments .................  $   759   $   638
    Receivables -- trade and other ..................    2,735     2,531
    Receivables -- finance ..........................    2,608     1,754
    Deferred income taxes and prepaid expenses ......      790       803
    Inventories (Note 6) ............................    2,182     1,921
                                                       -------   -------
  Total current assets ..............................    9,074     7,647

  Land, buildings, machinery, and equipment -- net ..    3,546     3,644
  Long-term receivables -- trade and other ..........      131       126
  Long-term receivables -- finance ..................    3,142     3,066
  Investments in affiliated companies (Note 5) ......      678       476
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,199     1,127
  Intangible assets .................................      221       170
  Other assets ......................................      607       574
                                                       -------   -------
TOTAL ASSETS ........................................  $18,598   $16,830
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $ 1,503   $ 1,174
    Accounts payable and accrued expenses ...........    2,824     2,579
    Accrued wages, salaries, and employee benefits ..      917       875
    Dividends payable ...............................        0        68
    Deferred and current income taxes payable .......      250        91
    Long-term debt due within one year ..............    1,392     1,262
                                                       -------   -------
  Total current liabilities .........................    6,886     6,049

  Long-term debt due after one year .................    4,550     3,964
  Liability for postemployment benefits .............    3,141     3,393
  Deferred income taxes .............................       42        36
                                                       -------   -------
TOTAL LIABILITIES ...................................   14,619    13,442
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (Sep. 30, 1996 -- 203,723,656;
    Dec. 31, 1995 -- 203,723,656) at paid in amount .      884       901
  Profit employed in the business ...................    3,675     2,840
  Foreign currency translation adjustment ...........      167       215
  Treasury stock (Sep. 30, 1996 -- 12,258,718
    shares; Dec. 31, 1995 -- 9,708,538 shares)
    at cost..........................................     (747)     (568)
                                                       -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,979     3,388
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $18,598   $16,830
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1995 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Sep. 30,  Dec. 31,
                                                         1996      1995
ASSETS
  Current assets:
    Cash and short-term investments .................  $   713   $   580
    Receivables -- trade and other ..................    2,929     2,910
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      781       834
    Inventories (Note 6) ............................    2,182     1,921
                                                       -------   -------
  Total current assets ..............................    6,605     6,245


  Land, buildings, machinery, and equipment -- net ..    3,052     3,199
  Long-term receivables -- trade and other ..........      131       126
  Long-term receivables -- finance ..................        -         -
  Investments in affiliated companies (Note 5) ......      678       476
  Investments in Financial Products subsidiaries ....      747       658
  Deferred income taxes .............................    1,239     1,171
  Intangible assets .................................      221       170
  Other assets ......................................      319       330
                                                       -------   -------
TOTAL ASSETS ........................................  $12,992   $12,375
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    23   $    14
    Accounts payable and accrued expenses ...........    2,489     2,358
    Accrued wages, salaries, and employee benefits ..      914       873
    Dividends payable ...............................        0        68
    Deferred and current income taxes payable .......      179        40
    Long-term debt due within one year ..............      258       156
                                                       -------    -------
  Total current liabilities .........................    3,863     3,509

  Long-term debt due after one year .................    1,968     2,049
  Liability for postemployment benefits .............    3,141     3,393
  Deferred income taxes .............................       41        36
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,013     8,987
                                                       -------   -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (Sep. 30, 1996 -- 203,723,656;
    Dec. 31, 1995 -- 203,723,656) at paid in amount .      884       901
  Profit employed in the business ...................    3,675     2,840
  Foreign currency translation adjustment ...........      167       215
  Treasury stock (Sep. 30, 1996 -- 12,258,718
    shares; Dec. 31, 1995 -- 9,708,538 shares)
    at cost..........................................     (747)     (568)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    3,979     3,388
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $12,992   $12,375
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1995 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Sep. 30,  Dec. 31,
                                                         1996      1995
ASSETS
  Current assets:
    Cash and short-term investments ................. $    46    $    58
    Receivables -- trade and other ..................     157        132
    Receivables -- finance ..........................   2,608      1,754
    Deferred income taxes and prepaid expenses ......      14         13
    Inventories (Note 6) ............................       -          -
                                                      -------    -------
  Total current assets ..............................   2,825      1,957

  Land, buildings, machinery, and equipment -- net ..     494        445
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   3,142      3,066
  Investments in affiliated companies (Note 5) ......       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       3          -
  Intangible assets .................................       -          -
  Other assets ......................................     288        244
                                                      -------    -------
TOTAL ASSETS ........................................ $ 6,752    $ 5,712
                                                      =======    =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $ 1,480    $ 1,160
    Accounts payable and accrued expenses ...........     691        776
    Accrued wages, salaries, and employee benefits ..       3          2
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......      71         51
    Long-term debt due within one year ..............   1,134      1,106
                                                      -------    -------
  Total current liabilities .........................   3,379      3,095

  Long-term debt due after one year .................   2,582      1,915
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................      44         44
                                                      -------    -------
TOTAL LIABILITIES ...................................   6,005      5,054
                                                      -------    -------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (Sep. 30, 1996 -- 203,723,656
    Dec. 31, 1995 -- 203,723,656) at paid in amount .     353        333
  Profit employed in the business ...................     392        320
  Foreign currency translation adjustment ...........       2          5
  Treasury stock (Sep. 30, 1996 -- 12,258,718
    shares; Dec. 31, 1995 -- 9,708,538 shares)
    at cost..........................................       -          -
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     747        658
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 6,752    $ 5,712
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1995 amounts.


                              CATERPILLAR INC.
                  Statement of Cash Flows for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Sep. 30,  Sep. 30,
                                                         1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   980    $   836
  Adjustments for noncash items:
  Depreciation and amortization .....................     523        517
  Profit of Financial Products ......................       -          -
  Other .............................................      82        146
  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (189)       468
    Inventories .....................................    (261)      (344)
    Accounts payable and accrued expenses ...........     243         81
    Other -- net ....................................     (90)      (252)
                                                      -------    -------
Net cash provided by operating activities ...........   1,288      1,452
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (307)      (256)
  Expenditures for equipment leased to others .......    (171)      (127)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      89         66
  Additions to finance receivables ..................  (4,158)    (3,770)
  Collections of finance receivables ................   2,170      1,887
  Proceeds from sale of finance receivables..........     964        935
  Net short-term loans to Financial Products.........       -          -
  Other -- net ......................................    (395)       (42)
                                                      -------    -------
Net cash used for investing activities ..............  (1,808)    (1,307)
                                                      -------    -------


CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (213)      (169)
  Common stock issued, including treasury
    shares reissued .................................       8          -
  Treasury shares purchased..........................    (214)      (226)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............     809        930
  Payments on long-term debt ........................    (761)      (792)
  Short-term borrowings -- net ......................   1,024        664
                                                      -------    -------
Net cash provided by financing activities ...........     653        407
                                                      -------    -------
Effect of exchange rate changes on cash .............     (12)       (74)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................     121        478

Cash and short-term investments at the
  beginning of the period ...........................     638        419
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   759    $   897
                                                      =======    =======
All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES
                                              (Caterpillar Inc. with Financial
                                               Products on the equity basis)
                                                       Sep. 30,  Sep. 30,
                                                         1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $   980    $   836
  Adjustments for noncash items:
    Depreciation and amortization ...................     434        442
    Profit of Financial Products ....................     (72)       (61)
    Other ...........................................      65         82

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (174)       531
    Inventories .....................................    (261)      (344)
    Accounts payable and accrued expenses ...........     139         (1)
    Other -- net ....................................     (70)      (238)
                                                      -------    -------
Net cash provided by operating activities ...........   1,041      1,247
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (302)      (254)
  Expenditures for equipment leased to others .......      (4)        (6)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      18         13
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Net short-term loans to Financial Products.........     142          -
  Other -- net ......................................    (370)       (47)
                                                      -------    -------
Net cash used for investing activities ..............    (516)      (294)
                                                      -------    -------


CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid ......................................    (213)      (169)
  Common stock issued, including treasury
    shares reissued .................................       8          -
  Treasury shares purchased..........................    (214)      (226)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............      35          -
  Payments on long-term debt ........................     (16)       (87)
  Short-term borrowings -- net ......................       9         65
                                                      -------    -------
Net cash used for financing activities .   ..........    (391)      (417)
                                                      -------    -------
Effect of exchange rate changes on cash .............      (1)       (74)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................     133        462

Cash and short-term investments at the
  beginning of the period ...........................     580        395
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   713    $   857
                                                      =======    =======
The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flows for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Sep. 30,  Sep. 30,
                                                         1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Profit ............................................ $    72    $    61
  Adjustments for noncash items:
    Depreciation and amortization ...................      89         75
    Profit of Financial Products ....................       -          -
    Other ...........................................      20         40

  Changes in assets and liabilities:
    Receivables -- trade and other ..................       3        (27)
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      47         21
    Other -- net ....................................      16         35
                                                      -------    -------
Net cash provided by operating activities ...........     247        205
                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (5)        (2)
  Expenditures for equipment leased to others .......    (167)      (121)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      71         53
  Additions to finance receivables ..................  (4,158)    (3,770)
  Collections of finance receivables ................   2,170      1,887
  Proceeds from sale of finance receivables..........     964        935
  Net short-term loans to Financial Products.........       -          -
  Other -- net ......................................     (45)       (25)
                                                      -------    -------
Net cash used for investing activities ..............  (1,170)    (1,043)
                                                      -------    -------


CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................      20         30
  Treasury shares purchased..........................       -          -
  Net short-term loans from Machinery and Engines....    (142)         -
  Proceeds from long-term debt issued ...............     774        930
  Payments on long-term debt ........................    (745)      (705)
  Short-term borrowings -- net ......................   1,015        599
                                                      -------    -------
Net cash provided by financing activities ...........     922        854
                                                      -------    -------
Effect of exchange rate changes on cash .............     (11)         -
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................     (12)        16

Cash and short-term investments at the
  beginning of the period ...........................      58         24
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    46    $    40
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and nine-month periods ended September 30, 1996 and 1995, (b) the consolidated financial position at September 30, 1996 and December 31, 1995, and (c) the consolidated statement of cash flows for the nine-month periods ended September 30, 1996 and 1995 have been made.

2. The results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results for the entire year 1996.

3. The company buys and sells currencies only in amounts large enough to cover business needs, and to protect its financial and competitive position. The company's general approach is to manage future foreign currency cash flows; it normally does not manage or hedge specific asset or liability positions. In managing foreign currency, the company's objective is to maximize consolidated aftertax U.S. dollar cash flows. At September 30, 1996, the company had approximately $756 in contracts to buy or sell foreign currency in the future. The carrying value and the fair market value of such contracts in a net receivable position was $3. The carrying value and fair market value of contracts in a net payable position was $3.

4. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1995.

5.   Affiliated Companies

     The company's investments in affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan $(397). The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the affiliated companies that are accounted for on the equity basis, as translated to U.S. dollars, was as follows:

                                    Three Months Ended     Nine Months Ended
                                    June 30,   June 30,    June 30,  June 30,
                                     1996       1995        1996       1995
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  903     $  957      $2,723     $2,823
                                    ======     ======      ======     ======

       Profit ....................  $   20     $    2      $   47     $   34
                                    ======     ======      ======     ======


     FINANCIAL POSITION                                    June 30,  Sep. 30,
       (Unaudited)                                          1996       1995

       Assets:
         Current assets .................................   $2,011    $1,872
         Land, buildings, machinery and equipment - net..      740       780
         Other assets ...................................      431       322
                                                            ------    ------
                                                             3,182     2,974
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,735     1,676
         Long-term debt due after one year ..............      147       215
         Other liabilities ..............................      150       155
                                                            ------    ------
                                                             2,032     2,046
                                                            ------    ------
       Ownership ........................................   $1,150    $  928
                                                            ======    ======


6. Inventories (principally "last-in, first-out" method) comprised the following:

                                                          Sep. 30,   Dec. 31,
                                                            1996       1995
                                                        (unaudited)

       Raw materials and work-in-process ................   $  854    $  710
       Finished goods ...................................    1,113     1,006
       Supplies .........................................      215       205
                                                            ------    ------
                                                            $2,182    $1,921
                                                            ======    ======


7.   Following is a computation of profit per share:

                                       Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,  Sep. 30, Sep. 30,
                                         1996      1995      1996      1995
                                                     (Unaudited)
  I. Net profit for period:

      Profit - consolidated (A) .......  $  310   $  213     $  980   $   836
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   192.0    198.3      193.0     199.4

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     2.4      2.3        2.4       1.8
                                         ------   ------     ------   -------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   194.4    200.6      195.4     201.2
                                         ======   ======     ======   =======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $1.61    $1.07      $5.08     $4.19

      Assuming full dilution (A/C) ....   $1.59    $1.06      $5.02     $4.15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED SEPTEMBER 30,
1995

Machinery and Engines
     Profit before tax of $401 million was up 66% from last year's third quarter. Sales of Machinery and Engines of $3.85 billion were up 8%. The higher sales resulted from a 5% increase in sales volume along with a 3% improvement in price realization.
     The increase in sales volume primarily resulted from higher machine sales inside the United States. Machine sales were also higher outside the United States. Engine sales were lower inside and higher outside the United States. Price realization improved primarily because of price increases taken over the past year, the absence of certain European currency hedges in place a year ago, and a favorable change in geographic sales mix. (The adverse impact of currency hedges (forward contracts) that matured during third-quarter 1995 was about $35 million. All such forward contracts had matured as of the end of 1995.) These factors were partially offset by the negative effect of the stronger dollar on sales in European and Asian currencies.
     Margin (sales less cost of goods sold) of $944 million increased 37% from the third quarter a year ago. Margin as a percent of sales was 24.5%, up from 19.3%, primarily because of better price realization, higher sales volume, and the effect of the stronger dollar as costs incurred in Japanese yen and European currencies translated into fewer U.S. dollars. In addition, margins have been boosted by continued improvements in manufacturing efficiencies and essentially flat material costs (a result of our joint efforts with suppliers).
     Partially offsetting the impact on margin from these favorable items was an unfavorable product sales mix.
     Selling, general and administrative expenses were $423 million, compared with $352 million during the third-quarter 1995. The $71 million increase reflects the absence of a favorable adjustment to insurance reserves during the third quarter last year, higher incentive pay expense, the effect of inflation on costs, and increased spending levels in support of expanded operations around the world. Volume-related parts distribution expenses also contributed to the increase.
     Research and development expenses of $104 million were about the same as a year ago.
     Operating profit was $417 million, up $168 million from the third quarter a year ago. Operating profit, as a percent of sales, was 10.8% compared with 7.0% a year ago.
     Interest expense was essentially the same as third quarter a year ago. Other income/expense was income of $32 million compared with income of
$40 million last year. A year ago, the third quarter benefited from a $10 million reimbursement under the company's insurance coverage for the settlement of two class action complaints.

Financial Products
     Before-tax profit for Financial Products was $39 million, the same as last year's third quarter.
     Third-quarter record revenues of $184 million were up $19 million compared with third-quarter 1995, primarily the result of Caterpillar Financial Services Corporation's (CFSC) larger portfolio.
     Selling, general and administrative expenses were $69 million, an increase of $12 million compared with third quarter a year ago, primarily due to CFSC's depreciation on a higher volume of leased equipment. Interest expense was $3 million higher due to increased borrowings to support the larger CFSC portfolio, substantially offset by lower borrowing rates.

Income Taxes
     The provision for income taxes was $138 million, compared with $69 million last year. The increase primarily was due to the higher before-tax
profit.   Third-quarter 1995 tax expense reflected an estimated effective annual tax rate of 31% and a favorable adjustment of $18 million to recognize the impact of a tax rate change from 33% used for the first six months of the year. Third-quarter 1996 tax expense reflects an estimated effective annual tax rate of 32 1/2% and a favorable adjustment of $5 million to recognize the impact of a change from 33% used for the first six months of the year.

Affiliated Companies
     The company's share of affiliated companies' results was $8 million, up $6 million from a year ago.



THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1996

     Third-quarter profit of $310 million or $1.61 per share was $64 million below second-quarter profit of $374 million or $1.94 per share.
Second-quarter profit was the highest quarterly profit in the company's history. A decrease in sales volume of 4% was the most significant factor contributing to the lower profit.

Machinery and Engines
     Profit before tax for Machinery and Engines was $401 million, a $105 million decrease from the previous quarter. Sales of $3.85 billion decreased $159 million because of the 4% lower sales volume. The decrease in sales volume was primarily the result of lower machine and engine sales inside the United States. The lower volumes were primarily due to lower production and shipment schedules as a result of planned employee vacation periods during the quarter. Outside the United States, lower machine sales were more than offset by higher engine sales.
     Margin was $88 million lower than the second quarter. As a percent of sales, the margin rate was 24.5% compared with 25.7% last quarter. The lower margin rate is attributed to the unfavorable impact of lower sales, a less favorable mix of product sold, and higher discounts.
     Selling, general and administrative expenses were $423 million, up $14 million from second quarter. The increase was primarily the result of increased incentive pay expense.
     Research and development expenses of $104 million were about the same as the second quarter.
     Operating profit of $417 million decreased $109 million. As a percent of sales, operating profit was 10.8%, down 2.3 percentage points from the second quarter.
     Interest expense of $48 million was about the same as second quarter. Other income/expense was income of $32 million and also about the same as second quarter.

Financial Products
     Financial Products' before-tax profit was $39 million, a decrease of $2
million from second quarter.   Revenues were up $12 million, primarily the
result of CFSC's larger portfolio. Selling, general and administrative expenses were up $7 million mostly due to the absence of the $8 million favorable insurance reserve adjustment at Caterpillar Insurance Company Limited (CICL) recorded during second quarter. Interest expense was up $7 million due to increased borrowings to support the larger CFSC portfolio, partially offset by lower borrowing rates.

Income Taxes
     Tax expense of $138 million decreased $43 million from the previous quarter. The decline reflects lower profit before tax, a change in the estimated effective annual tax rate from 33% to 32 1/2%, and a favorable adjustment of $5 million to recognize the impact of the tax rate change for the first six months.



NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. NINE MONTHS ENDED SEPTEMBER 30, 1995

     Profit for the nine months ended September 30, 1996, was $980 million or $5.08 per share of common stock, an improvement of $144 million over profit of $836 million or $4.19 per share for the first nine months of 1995. Sales and revenues of $12.06 billion were $198 million higher than last year.

Machinery and Engines
     Sales were $11.54 billion, an increase of $139 million from the same period last year. Profit before tax was $1.31 billion, an improvement of $219 million. The primary reasons for the increase in profit was a 2% improvement in price realization and the effect of the stronger dollar as costs incurred in Japanese yen and European currencies translated into fewer U.S. dollars.
     Sales volume decreased about 1%, a result of higher machine sales inside the U.S. being more than offset by lower machine sales outside the U.S., and lower engine sales both inside and outside the United States.
Price realization improved primarily because of price increases taken over the past year and the absence of certain European currency hedges in place a year ago. (The adverse impact of currency hedges (forward contracts) that matured during the first nine months of 1995 was about $100 million. All such forward contracts had matured as of the end of 1995). These favorable factors were partially offset by higher sales discounts and the negative effect of the stronger dollar on sales in European currencies and the Japanese yen.
     Margin (sales less cost of goods sold) increased $356 million primarily because of the better price realization and the effect of the stronger dollar as costs incurred in Japanese yen and European currencies translated into fewer U.S. dollars. In addition, margins have improved by continued improvements in manufacturing efficiencies and lower material costs (a result of our joint efforts with suppliers).
     These favorable items were partially offset by the effects of lower sales volume.
     Selling, general and administrative expenses were $1.22 billion, compared with $1.09 billion during the first nine months of 1995. The $127 million increase reflects higher spending levels in support of expanded operations around the world, the effect of inflation on costs, and higher incentive pay expense.
     Research and development (R&D) expenses were up $26 million from the first nine months of 1995. The increase primarily reflects continuing high levels of activity for new product introductions.
     Operating profit of $1.36 billion was $203 million higher than the first nine months of 1995. Operating profit as a percent of sales was 11.8% compared with 10.2% a year ago.
     Interest expense of $146 million was about the same as a year ago.
     Other income/expense was income of $90 million compared with income of $72 million last year. The increase of $18 million is primarily due to higher interest income and a favorable change in foreign exchange gains and losses. Partially offsetting these favorable items was the absence of a $10 million reimbursement under the company's insurance coverage for the settlement of two class action complaints recorded in 1995.

Financial Products
     Before-tax profit for Financial Products was $116 million, an increase of $15 million from the first nine months of 1995. The increase resulted primarily from higher earnings from a larger portfolio of earning assets at CFSC, and higher gains recognized on the sale of securities and favorable insurance reserve adjustments at CICL. Partially offsetting these favorable items was the absence of an $11 million pre-tax gain in the first half of 1995 for interest rate caps written by CFSC.
     Revenues were up $59 million, primarily the result of CFSC's larger portfolio. Selling, general and administrative expenses were up $24 million, also primarily due to CFSC's larger portfolio. Interest expense was up $14 million due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates. Other income/expense was income of $24 million, a decrease of $6 million from a year ago. The first nine months of 1995 included an $11 million favorable mark-to-market adjustment for CFSC's written interest rate caps. Partially offsetting this were higher gains recognized in 1996 on the sale of securities in CICL's investment portfolio.

Income Taxes
     Tax expense was $462 million, $94 million higher than a year ago. The increase reflects higher before-tax profit and a 32 1/2% estimated annual tax rate compared with 31% for the first nine months of 1995.

Affiliated Companies
     The company's share of affiliated companies' results was $21 million, up $4 million from a year ago.



Sales
     Following are summaries of third-quarter company sales and dealer deliveries compared with the same quarter in 1995.
     Caterpillar sales inside the United States were $1.83 billion, a $193 million or 12% increase from the same quarter a year ago as higher machine sales more than offset lower engine sales. Company machine sales were higher despite lower sales to end-users as dealers relied less on their inventories to meet final customer demand. Both volume and price realization improved from year-earlier levels.
     Sales inside the United States during the third quarter were 47% of total sales, an increase from 46% a year ago.
     U.S. dealer machine sales to end-users declined from year-earlier levels due to a reduced share of industry sales. Industry demand remained at very strong levels and was up slightly from third quarter last year.
     Sales to end-users (including rental purchase options) in the construction sector were lower due to the decline in highway-related sales.
     - Highway-related sales were down from year-earlier levels and reflect lower government spending on highway construction and repair.
     - Sales to the housing sector were near year-earlier levels as housing starts remained strong.
     - Commercial, industrial and government building-related sales were up reflecting slightly higher construction spending in these areas.
     Sales declined for commodity applications in total although the results are mixed by sector.
     - Coal mining-related sales remained near year-earlier levels. Mine production was up slightly but prices were lower.
     - Sales to the sand and quarry mining sector remained near year-earlier levels despite higher mine production.
     - Agricultural-related sales were higher reflecting the introduction of new models. Industry demand for agricultural equipment in the size range in which the company competes was virtually unchanged from third-quarter 1995 levels.
     - Sales to the forestry sector were below year-earlier levels reflecting lower lumber and pulp production and prices.
     - Metal mining-related sales also were down reflecting lower mine production and metals prices.
     Sales to landfills and industrial applications were higher.
     Deliveries to U.S. dealer rental fleets were down from third-quarter 1995. U.S. dealer dedicated rental inventories rose from the end of second quarter and remained above year-earlier levels.
     U.S. dealer new machine inventories were down from the end of the second quarter and below year-earlier levels. This level of inventory is about normal relative to current selling rates.
     Company engine sales inside the United States were below year-earlier levels primarily as a result of weaker industry demand for diesel truck engines from Original Equipment Manufacturers (OEMs). Total diesel engine sales to users and OEMs also were down with declines in truck and power generation applications more than offsetting gains in marine and petroleum applications.
     Sales of turbine engines were relatively flat.
     Company sales outside the United States were $2.02 billion, an $88 million or 5% increase over third-quarter 1995. Company sales of both machines and engines were higher with most of the improvement coming from better price realization. Sales to users registered a larger increase but a reduction in dealer new machine inventory levels during the quarter prevented company sales from rising as much as sales to users.
     Sales outside the United States represented 53% of worldwide sales, compared with 54% for the third quarter last year.
     Dealer machine sales to end-users outside the United States were higher in the third quarter than year earlier. Sales were up in all regions except Europe and the Commonwealth of Independent States.
     - Europe: Sales for the region were lower primarily due to declines in Germany and France where the construction sector has remained weak. Sales were higher in the United Kingdom and Central Europe.
     - Asia (excluding Japan and China): Sales were up as excellent economic growth and strong infrastructure spending continues. Sales rose in all major countries.
     - Africa and the Middle East: Demand continues to improve in response to good commodity prices, exports and economic growth. South Africa and Turkey registered the largest gains and account for most of the improvement.
     - Latin America: Sales exceeded year-earlier levels as economic growth continued to accelerate in the region. Sales were up in most major countries including Brazil, Colombia, Chile, Argentina, and Mexico.
     - Canada: Sales were unchanged as industry demand remained near third-quarter 1995 levels. Results were mixed by application with gains in metal, sand and quarry mining and highway construction.
     - Australia: Sales were higher than a year ago due primarily to a large increase in coal mining-related sales.
     - Japan: Sales of imported product were up reflecting an improving industry demand and general economic recovery.
     - China: Sales were higher reflecting strong economic growth and infrastructure investment combined with an easing of credit restrictions.
     - Commonwealth of Independent States (CIS): Sales were below year-earlier levels.
     Dealer new machine inventories outside the United States were down from the end of the second quarter. Dealer inventories were unchanged from year earlier and are slightly below normal relative to current selling rates.
     Company engine sales outside the United States were above year-ago levels. Higher diesel engine sales to users in power generation, industrial, and petroleum applications more than offset lower sales to users and OEMs in truck and marine applications. Sales to users were higher in Asia and Europe and lower in Canada and Latin America.
     Sales of turbine engines were lower with declines in Latin America, Canada and the Middle East more than offsetting gains in Asia, Europe and Australia.


PLANT CLOSING AND CONSOLIDATION COSTS
     At September 30, 1996 the reserve for plant closing and consolidation costs was $262 million. Of this balance, $170 million related to anticipated costs associated with the closure of the Component Products Division's
York, Pennsylvania, facility. The probable closing of the York facility was announced in December 1991. The company determined that unless significant cost reductions were made, the unit would be closed. The company is currently in the early stages of closing the plant.
     Also in the reserve for plant closing and consolidation costs at September 30, 1996, was $69 million for write-downs of buildings, machinery and equipment at previously closed facilities. The remainder of the reserve related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is amortized as the benefits are provided. Currently amortization periods are through 2003.


EMPLOYMENT
     At the end of the third quarter, Caterpillar's worldwide employment was 55,205, compared with 54,267 one year ago. Hourly employment increased 76 to 32,135; salaried and management employment increased 862 to 23,070. The increased employment is the result of acquisitions and in support of expanded operations around the world, partially offset by attrition.


ECONOMIC AND INDUSTRY OUTLOOK
     The world economic and industry outlook for 1996 is virtually unchanged from that issued in July. Economic growth will be moderate, and worldwide industry machine sales are projected to remain near last year's level. Worldwide demand for engines, however, is still forecast to decline from last year's record levels.
     The U.S. economy is expected to moderate resulting in Gross Domestic Product (GDP) growth of about 2.5% for the year. U.S. industry demand for machines in 1996 is forecast to be just slightly below 1995 levels, while truck engine demand is still expected to decline noticeably.
     In Europe, current low interest rates are forecast to result in better economic growth in the second half, but for the year as a whole GDP is projected to rise less than 2%. This level of growth is probably not sufficient to keep industry demand from declining for the year.
     Elsewhere, good economic growth should lead to higher industry demand in Asia, China, and Africa and the Middle East. Moderate economic growth in Australia and Japan should result in slightly higher industries, but demand in Latin America will decline despite a stronger economy.

     In 1997, moderate economic growth should continue for the world as a whole, and industry demand for machines should remain near 1996 levels.
     In the U.S., slower economic growth is likely to result in lower machine industry demand although the industry is not expected to decline much from the strong levels of 1996.
     In Europe, economic growth is forecast to improve, but industry demand is forecast to remain near 1996 levels due to tight fiscal policies in preparation for candidacy to the European Monetary Union.

     In Japan, a slower economy and the April 1997 imposition of a higher sales tax will probably result in slowing industry demand during the course of the year. In contrast, better economic growth in Canada and continued moderate growth in Australia should result in slightly higher industry demand.
     In the rest of the world, good economic growth should lead to higher industry demand for machines in Latin America, Asia, China, Africa and the Middle East, and the CIS.

     In 1997, worldwide industry demand for engines is expected to increase despite lower truck engine demand from OEMs in North America. Commercial engine demand should be higher both inside and outside North America.

COMPANY OUTLOOK
     As reported in July, stronger than anticipated sales in the United States should more than offset weaker than projected sales in Europe and Latin America. Consolidated sales and profit for 1996 are expected to be above 1995 levels. Our preliminary expectations are that 1997 company sales will slightly surpass 1996 record levels.

     The information included in the Outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in Form 8-K filed with the Securities & Exchange Commission on October 15, 1996.


B.  Liquidity & Capital Resources
     Consolidated operating cash flows totaled $1.288 billion through the third quarter of 1996, compared with $1.452 billion for the first nine months of 1995.
     Total debt at the end of the first nine months was $7.445 billion, an increase of $1.045 billion from year end 1995. Over this period, debt related to Machinery & Engines increased $30 million, to $2.249 billion, while debt related to Financial Products increased $1.015 billion to $5.196 billion.

Machinery and Engines
     Operating cash flows totaled $1.041 billion through the third quarter of 1996, compared with $1.247 billion through the third quarter of 1995. The cash flow decrease is primarily the result of increased receivables.
     Capital expenditures, excluding equipment leased to others, totaled $302 million through the third quarter compared with $254 million a year ago. The percent of debt to debt plus stockholders equity improved to 36% at September 30, 1996, from 40% at December 31, 1995.

Financial Products
     Operating cash flows totaled $247 million through the third quarter of 1996, compared with $205 million through the third quarter of 1995. Cash used to purchase equipment leased to others totaled $167 million through the third quarter of 1996. In addition, year-to-date 1996 net cash used for finance receivables was $1.024 billion, compared with $948 million through the third quarter of 1995.
     Financial Products' debt was $5.196 billion at September 30, 1996, an increase of $1.015 billion from December 31, 1995. At the end of the third quarter, finance receivables past due over 30 days were 1.8%, compared with 2.2% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.1:1 at September 30, 1996, compared with 7.7:1 at December 31, 1995.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit No.              Description


             10                    Directors' Deferred Compensation Plan

             27                    Financial Data Schedule


(b) One report on Form 8-K, dated July 16, 1996, was filed during the quarter ending September 30, 1996, pursuant to Item 5 of that form. An additional Form 8-K was filed on October 15, 1996 pursuant to Item 5. No financial statements were filed as part of those reports.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: November __, 1996          By:     /s/ D. R. Oberhelman
                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer

Date: November __, 1996          By:     /s/ R. R. Atterbury III
                                     R. R. Atterbury III, Secretary


                              EXHIBIT INDEX



Exhibit
Number                     Description

  10           Directors' Deferred Compensation Plan

  27           Financial Data Schedule