Form 10-K405
period 1996-12-31
CATERPILLAR INC
filed 1997-03-26
CIK 18230

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

       (Mark One)
            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________.

                           Commission File No. 1-768

                               CATERPILLAR INC.
            (Exact name of Registrant as specified in its charter)

                 DELAWARE                             37-0602744
                 --------                             ----------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)

            100 NE ADAMS STREET,
              PEORIA, ILLINOIS                          61629
              -----------------                         -----
   (Address of principal executive offices)           (Zip Code)

      Registrant's telephone number, including area code:  (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:

                                                              Name of each exchange
            Title of each class                                on which registered
            -------------------                                -------------------
       Common Stock ($1.00 par value)                         Chicago Stock Exchange
                                                              New York Stock Exchange
                                                              Pacific Exchange, Inc.
       Preferred Stock Purchase Rights                        Chicago Stock Exchange
                                                              New York Stock Exchange
                                                              Pacific Exchange, Inc.
       9 3/8% Notes due July 15, 2000                         New York Stock Exchange
       9 3/8% Notes due July 15, 2001                         New York Stock Exchange
       9% Debentures due April 15, 2006                       New York Stock Exchange
       9 3/8% Debentures due August 15, 2011                  New York Stock Exchange
       9 3/4% Sinking Fund Debentures due June 1, 2019        New York Stock Exchange
       9 3/8% Debentures due March 15, 2021                   New York Stock Exchange
       8% Debentures due February 15, 2023                    New York Stock Exchange
       6% Debentures due May 1, 2007                          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

================================================================================
       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [_].

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

       As of December 31, 1996, there were 190,351,110 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $14,221,294,174.50.

DOCUMENT INCORPORATED BY REFERENCE

       Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

       . 1997 Annual Meeting Proxy Statement ("Proxy Statement") - Part III . Annual Report to Security Holders filed as an appendix to the 1997
          Annual Meeting Proxy Statement ("Appendix") - Parts I, II, and IV






================================================================================
1996

PART I

ITEM 1.  BUSINESS.

Principal Business Segments
---------------------------

  Caterpillar Inc., together with its consolidated subsidiaries, (the "Company") operates in three principal business segments:

       (1) Machinery--Design, manufacture, and marketing of construction, mining, and agricultural machinery--track and wheel tractors, track and wheel loaders, mining shovels, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, and related parts.

       (2) Engines--Design, manufacture, and marketing of engines for earthmoving and construction machines, on-highway trucks, and locomotives; marine, petroleum, agricultural, industrial, and other applications; electric power generation systems; and related parts. Caterpillar reciprocating diesel and spark-ignited engines meet power needs ranging from 40 to 13,600 horsepower. Turbines range from 1,340 to 15,000 horsepower (1000 to 11 200 kilowatts).

       (3) Financial Products--Provides financing alternatives for Caterpillar and noncompetitive related equipment, and extends loans to Caterpillar customers and dealers. Also provides various forms of insurance for Caterpillar dealers and customers to help support their purchase and financing of Caterpillar equipment.

  Note 23 of the Notes to Consolidated Financial Statements on pages A-23 through A-24 of the Appendix contains additional information regarding the Company's business segments and geographic segments and is incorporated herein by reference.

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

  Machines are distributed principally through a worldwide organization of dealers, 65 located in the United States and 127 located outside the United States. Worldwide, these dealers have more than 1,300 places of business. Diesel and spark-ignited engines are sold principally through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Caterpillar dealers do not deal exclusively in the Company's products, although in most cases sales and servicing of the Company's products are the dealers' principal business. Turbines are sold through a sales force employed by Solar Turbines Incorporated, a wholly owned subsidiary, or its subsidiaries and associated companies. These employees are from time to time assisted by independent sales representatives.

  Financial Products consists primarily of Caterpillar Financial Services Corporation and its subsidiaries, and Caterpillar Insurance Services Corporation.

  The principal markets for the Machinery and Engines segments are located in the United States, Europe, Asia/Pacific, and Latin America. The United States is the principal market for the Financial Products segment.

  The majority of the Company's sales and revenues is derived from the Machinery segment.

  Further information concerning the Company's operations in 1996 and its outlook for 1997 appears under the caption "Management's Discussion and Analysis" on pages A-28 through A-36 of the Appendix, which pages are incorporated herein by reference.

Patents and Trademarks
----------------------

  The Company's products are sold primarily under the marks "Caterpillar," "Cat," "Solar," "Barber-Greene," and "MaK" (acquired 12/31/96). The Company owns a number of patents and trademarks relating to the products manufactured by it, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of the Company's business and may continue to be of value in the future. The Company does not regard any segment of the Company's business as being dependent upon any single patent or group of patents.

Research and Development
------------------------

  The Company has always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components. In 1996, 1995 and 1994, the Company expended $570 million, $532 million and $435 million, respectively, on its research and engineering program. Of these amounts, $410 million in 1996, $375 million in 1995 and $311 million in 1994 were attributable to new prime products and major component development and major improvements to existing products. The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products. During 1996 the Company announced several new products as well as improvements to existing products, such as the D11R Carrydozer, the C-10 and C-12 truck engines, and the 793C off-highway truck. The Company expects to continue the development of new products and improvements to existing products in the future, with a focus in the areas of power generation equipment, smaller machines, and agricultural products.

Employment
----------

  At December 31, 1996, the Company employed 57,026 persons of whom 18,455 were located outside the United States.

Sales
-----

  Sales outside the United States were 51% of consolidated sales in 1996, compared with 52% in 1995 and 49% in 1994.

Environmental Matters
---------------------

  At this time, based on current regulations, the potential impact of environmental regulation compliance on the Company's capital expenditures, earnings, and competitive position is not expected to be material.

  The Company is involved in a number of remediation actions to clean up hazardous wastes as required by federal and state laws. These laws often require responsible parties to fund remediation actions regardless of fault, legality of original disposal or ownership of a disposal site. Under accounting guidelines, the Company is required to accrue and charge to income management's best estimate of future costs associated with these sites. When there appears to be a range of possible costs with equal likelihood, liabilities are based on the lower end of that range. For 1996, the amount accrued for potential clean up costs is contained in the line item, "Accounts payable and accrued expenses" in Statement 3 of the Appendix, and represents an immaterial portion of that line item. While the Company may have rights of contribution or reimbursement under insurance policies, amounts that may be recoverable from other entities are not considered in establishing the accrual.

  In deciding upon amounts to be reserved for potential environmental liability at a particular site, the Company looks at several factors including:
     .   prior experience regarding environmental remediation at a similar site;
     .   experience of other companies at a similar site;
     .   technology available for remediation at the time;
     . the stage of remediation for the particular site (i.e., whether the site is at the identification stage or whether a remedial investigation or feasibility study has been conducted);
     .   documentation, if any, linking the Company to a particular site;
     . the amount the Company has been asked to contribute to a particular site; and
     . aspects of the law under which the Company is alleged to be liable for clean up.

  The Company also looks at these factors in deciding whether it could incur liabilities beyond those which it has accrued for future remediation. It is difficult to estimate potential liability at sites in very early stages of remediation (of which the Company has seven currently). At this time, however, the Company believes the likelihood of incurring any material environmental liability beyond that accrued is remote.

ITEM 1a.  EXECUTIVE OFFICERS OF THE REGISTRANT AS OF DECEMBER 31, 1996


                                  Present Caterpillar Inc.           Principal positions held during the
       Name and Age                 position and date of                  past five years other than
                                      initial election             Caterpillar Inc. position currently held
----------------------------------------------------------------------------------------------------------------------
Donald V. Fites (62)              Chairman and Chief
                                  Executive Officer (1990)
----------------------------------------------------------------------------------------------------------------------
Glen A. Barton (57)               Group President (1990)
----------------------------------------------------------------------------------------------------------------------
Gerald S. Flaherty (58)           Group President (1990)
----------------------------------------------------------------------------------------------------------------------
James W. Owens (50)               Group President (1995)           Vice President; Chief Financial Officer; President,
                                                                   Solar Turbines Incorporated
----------------------------------------------------------------------------------------------------------------------
Richard L. Thompson (57)          Group President (1995)           Vice President
----------------------------------------------------------------------------------------------------------------------
R. Rennie Atterbury III(59)       Vice President, General
                                  Counsel and Secretary (1991)
----------------------------------------------------------------------------------------------------------------------
James W. Baldwin (59)             Vice President (1991)
----------------------------------------------------------------------------------------------------------------------
Vito H. Baumgartner (56)          Vice President (1990)            Chairman, Caterpillar Overseas S.A.
----------------------------------------------------------------------------------------------------------------------
James S. Beard (55)               Vice President (1990)            President, Caterpillar Financial Services
                                                                   Corporation
----------------------------------------------------------------------------------------------------------------------
Richard A. Benson (53)            Vice President (1989)            President, Caterpillar Industrial Inc.
----------------------------------------------------------------------------------------------------------------------
Ronald P. Bonati (57)             Vice President (1990)
----------------------------------------------------------------------------------------------------------------------
James E. Despain (59)             Vice President (1990)
----------------------------------------------------------------------------------------------------------------------
Roger E. Fischbach (55)           Vice President (1989)
----------------------------------------------------------------------------------------------------------------------
Michael A. Flexsenhar (57)        Vice President (1995)            General Manager, Large Engines, Lafayette Plant
----------------------------------------------------------------------------------------------------------------------
Donald M. Ings (48)               Vice President (1993)            President, Solar Turbines Incorporated; Plant
                                                                   Manager, York
----------------------------------------------------------------------------------------------------------------------
Duane H. Livingston (55)          Vice President (1995)            Director of Corporate Auditing, Corporate
                                                                   Services Division
----------------------------------------------------------------------------------------------------------------------
Daniel M. Murphy (49)             Vice President (1996)            General Manager, Mossville Engine Center;
                                                                   Product Manager, Excavators, Aurora Plant
----------------------------------------------------------------------------------------------------------------------
Douglas R. Oberhelman (43)        Vice President (1995)            Managing Director and Vice General Manager,
                                                                   Strategic Planning, Shin Caterpillar Mitsubishi
                                                                   Ltd. (Tokyo)
----------------------------------------------------------------------------------------------------------------------
Gerald Palmer (51)                Vice President (1992)            Director of Technical Services, Technical Services
                                                                   Division
----------------------------------------------------------------------------------------------------------------------
Robert C. Petterson (58)          Vice President (1991)            President, Caterpillar Brasil S.A.
----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
John E. Pfeffer (54)              Vice President (1995)             Chairman, Shin Caterpillar Mitsubshi Ltd.;
                                                                    Business Unit Manager, York Plant; President
                                                                    CONEK S.A. de C.V.
----------------------------------------------------------------------------------------------------------------------
Siegfried R. Ramseyer (59)        Vice President (1992)             Managing Director, Caterpillar Overseas S.A.
----------------------------------------------------------------------------------------------------------------------
Alan J. Rassi (56)                Vice President (1992)             General Manager, Construction & Mining
                                                                    Products Division, Wheel Loaders & Excavators,
                                                                    Aurora Plant
----------------------------------------------------------------------------------------------------------------------
Gerald L. Shaheen (52)            Vice President (1995)             Managing Director,Caterpillar Overseas S.A.;
                                                                    Regional Manager, Eastern Region, N.A.
                                                                    Commercial Division
----------------------------------------------------------------------------------------------------------------------
Gary A. Stroup (47)               Vice President (1992)             General Manager, Hauling Units and Motor
                                                                    Graders Business Unit;  Business Unit Manager,
                                                                    Component Products Division
----------------------------------------------------------------------------------------------------------------------
Sherril K. West (49)              Vice President (1995)             Marketing Support Services Manager, Corporate
                                                                    Services Division
----------------------------------------------------------------------------------------------------------------------
Donald G. Western (48)            Vice President (1995)             Managing Director, Caterpillar Belgium S.A.
----------------------------------------------------------------------------------------------------------------------
Wayne M. Zimmerman (61)           Vice President (1989)
----------------------------------------------------------------------------------------------------------------------
Robert R. Gallagher (56)          Controller (1990)
----------------------------------------------------------------------------------------------------------------------
F. Lynn Mc Pheeters (54)          Treasurer (1996)                  Executive Vice President, Caterpillar Financial
                                                                    Services Corporation
----------------------------------------------------------------------------------------------------------------------

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

  All square footage and acreage provided herein is approximated as of December 31, 1996.

Total Properties
----------------

  Total properties owned or leased by the Company consist of 65,385,932 square feet of building area, of which 86.6% is owned in fee and 13.4% is leased.

Owned Properties
----------------

  Properties owned in fee by the Company consist of 56,645,276 square feet of building area and 18,881 acres of land. Properties owned by the Company are believed to be generally well maintained and adequate for the purposes for which they are presently used. Through planned capital expenditures, the Company expects these properties to remain adequate for future needs.

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

  In December, 1991, the Company announced the probable closure of its manufacturing facility in York, Pennsylvania. In March, 1996, the Company announced that the Precision Barstock Products Business Unit in York, Pennsylvania would be closed. The Company is currently in the process of closing the unit.

Leased Properties
-----------------

  Properties leased by the Company consist of 8,740,656 square feet of building area. These properties are covered by leases expiring over terms of generally 1 to 10 years. The Company anticipates no difficulty in retaining occupancy of any of its leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

Manufacturing
-------------

  Manufacturing activities are conducted at 31 locations inside the United States and 20 locations outside the United States. Remanufacturing and Overhaul activities are conducted at 4 locations inside the United States and 7 locations outside the United States. These facilities have a total building area of 42,690,768 square feet, of which 97.9% is used for manufacturing and 2.1% is used for remanufacturing and overhaul. These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing Company products. A list of the Company's manufacturing, remanufacturing and overhaul facilities follows with principal use indicated:

       Plant Locations inside the U.S.                Principal Use
       -------------------------------                -------------
       Gardena, California                            Manufacturing
       San Diego, California                          Manufacturing
       Jacksonville, Florida                          Manufacturing
       Jefferson, Georgia                             Manufacturing
       Aurora, Illinois                               Manufacturing
       Decatur, Illinois                              Manufacturing
       DeKalb, Illinois                               Manufacturing
       Dixon, Illinois                                Manufacturing
       East Peoria, Illinois                          Manufacturing
       Joliet, Illinois                               Manufacturing
       Mapleton, Illinois                             Manufacturing
       Mossville, Illinois                            Manufacturing
       Peoria, Illinois                               Manufacturing
       Pontiac, Illinois                              Manufacturing
       Sterling, Illinois                             Manufacturing
       Lafayette, Indiana                             Manufacturing
       Wamego, Kansas                                 Manufacturing
       Menominee, Michigan                            Manufacturing
       Minneapolis, Minnesota                         Manufacturing
       New Ulm, Minnesota                             Manufacturing
       Corinth, Mississippi                           Remanufacturing
       Prentiss County, Mississippi                   Remanufacturing
       Boonville, Missouri                            Manufacturing
       Clayton, North Carolina                        Manufacturing
       Franklin, North Carolina                       Manufacturing
       Leland, North Carolina                         Manufacturing
       Sanford, North Carolina                        Manufacturing
       Dallas, Oregon                                 Manufacturing
       York, Pennsylvania                             Manufacturing
       Greenville, South Carolina                     Manufacturing

       Dyersburg, Tennessee                     Manufacturing
       Rockwood, Tennessee                      Manufacturing
       Desoto, Texas                            Overhaul
       Houston, Texas                           Manufacturing
       Mabank, Texas                            Remanufacturing

       Plant Locations outside the U.S.         Principal Use
       --------------------------------         -------------
       Melbourne, Australia                     Manufacturing
       Gosselies, Belgium                       Manufacturing
       Piracicaba, Brazil                       Manufacturing
       Edmonton, Canada                         Overhaul
       Shanghai, China                          Manufacturing
       Xuzhou, China                            Manufacturing
       Leicester, England                       Manufacturing
       Peterlee, England                        Manufacturing
       Stockton, England                        Manufacturing
       Wolverhampton, England                   Manufacturing
       Grenoble, France                         Manufacturing
       Rantigny, France                         Manufacturing
       Kiel, Germany                            Manufacturing
       Zweibrucken, Germany                     Manufacturing
       Godollo, Hungary                         Manufacturing
       Jakarta, Indonesia                       Manufacturing
       Bandung, Indonesia                       Overhaul
       Bazzano, Italy                           Manufacturing
       Jesi, Italy                              Manufacturing
       Kuala Lumpur, Malaysia                   Overhaul
       Monterrey, Mexico                        Manufacturing
       Nuevo Laredo, Mexico                     Remanufacturing
       Tijuana, Mexico                          Overhaul
       Veracruz, Mexico                         Overhaul
       Janow Lubelski, Poland                   Manufacturing
       St. Petersburg, Russia                   Manufacturing

Financial Products
------------------

  The Financial Products Division is headquartered in leased offices located in Nashville, Tennessee. The Financial Products Division also leases 5 other office locations inside the United States and 10 office locations outside the United States and shares other office space with other Company entities.

Distribution
------------

  The Company's distribution activities are conducted at 12 Distribution Center locations (3 inside the United States and 9 outside the United States) and 14 Regional Distribution Center locations (12 inside the United States and 2 outside the United States). These locations have a total building area of 9,406,054 square feet and are used for the distribution of Company products. Caterpillar Logistics Services, Inc. distributes other companies' products utilizing certain of the Company's distribution facilities as well as other non-Company facilities located both inside and outside the United States. The Company also owns or leases other storage facilities which support distribution activities.

Technical Center, Training / Demonstration Areas  and Proving Grounds
---------------------------------------------------------------------

  The Company owns a Technical Center located in Mossville, Illinois and various other training/ demonstration areas and proving grounds located both inside and outside the United States.

Changes in Fixed Assets
-----------------------

  During the five years ended December 31, 1996, changes in investment in land, buildings, machinery and equipment of the Company were as follows (stated in millions of dollars):


      -------------------------------------------------------------------------------------
                                                              Disposals and  Net Increase
              Expenditures    Acquisitions/1/  Provisions for     Other       (Decrease)
      Year
             -------------------------------
             U.S.   Outside   U.S.   Outside   Depreciation    Adjustments    During Period
                      U.S.             U.S.
      -------------------------------------------------------------------------------------
      1992   $502     $138     $0      $  0       $(644)         $ (91)          $ (95)
      -------------------------------------------------------------------------------------
      1993   $508     $124     $0      $  0       $(661)         $ (98)          $(127)
      -------------------------------------------------------------------------------------
      1994   $508     $186     $0      $  0       $(680)         $ (65)          $ (51)
      -------------------------------------------------------------------------------------
      1995   $506     $173     $0      $  0       $(679)         $(132)          $(132)
      -------------------------------------------------------------------------------------
      1996   $513     $258     $0      $136       $(690)         $ (94)          $ 123
      -------------------------------------------------------------------------------------
/1/Prior to 1996, Acquisition amounts, if any, are included with Expenditures.
--------------------------------------------------------------------------------

  At December 31, 1996, the net book value of properties located outside the United States represented 27% of the net properties on the consolidated financial position. Further information concerning the Company's investment in land, buildings, machinery and equipment appears under Notes 1D and 10 of the "Notes to Consolidated Financial Statements" on pages A-10 and A-16, respectively, of the Appendix, which Notes are incorporated herein by reference.

Item 3.   Legal Proceedings.

  The Company is involved in litigation matters and claims which are normal in the course of its operations. The results of these matters cannot be predicted with certainty; however, management believes, based on the advice of legal counsel, the final outcome will not have a materially adverse effect on the Company's consolidated financial position.

Item 4.   Submission of Matters to a Vote of Security Holders.

  Not applicable.


PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

  The information required by Item 5 is incorporated by reference from under the caption "Common Stock Price Range" and the first paragraph under the caption "Number of Stockholders" appearing on page A-37 and under the caption "Dividends" appearing on page A-33 of the Appendix.

  In addition, the Company has seven employee stock purchase plans administered outside the United States for our foreign employees exempt from registration under the Securities Act of 1933. As of December 31, 1996, those plans had approximately 1,360 participants in the aggregate. During the Fourth Quarter of 1996, a total of 15,900 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Item 6. Selected Financial Data.

  The information required by Item 6 is incorporated by reference from pages A-26 and A-27 of the Appendix under the caption "Eleven-year Financial Summary" but only for the years 1992-1996, inclusive, and then only with respect to the information set forth for each of such years under the following captions:
"Sales and revenues," "Profit (loss) before effects of accounting changes/1/" (including the footnote indicated), "Effects of accounting changes/2/" (including the footnote indicated), "Profit (loss)/1/," (including the footnote indicated), "Profit (loss) per share of common stock: /1/ /3/Profit (loss) before effects of accounting change(/1/" (including the footnotes indicated), "Profit (loss) per share of common stock:/1/ /3/Effects of accounting changes/2/" (including the footnotes indicated), "Profit (loss) per share of common stock:/1/ /3/Profit (loss)" (including the footnotes indicated), "Dividends declared per share of common stock," "Total assets: Machinery and Engines," "Total assets: Financial Products," "Long-term debt due after one year: Machinery and Engines," and "Long-term debt due after one year: Financial Products."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The information required by Item 7 is incorporated by reference from under the caption "Management's Discussion and Analysis" on pages A-28 through A-36 of the Appendix.

Item 8. Financial Statements and Supplementary Data.

  The information required by Item 8 is incorporated by reference from the Report of Independent Accountants appearing on page A-3, and the Financial Statements and Notes to Consolidated Financial Statements appearing on pages A-4 through A-25 of the Appendix.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  Not applicable.


PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by Item 10 relating to identification of directors is incorporated by reference from pages 3 through 4 of the Proxy Statement under the captions "Directors Nominated this Year for Terms Expiring in 2000," "Directors Up for Election in 1999," and "Directors Up for Election in 1998." Identification of executive officers appears herein under Item 1a. There are no family relationships between the officers and directors of the Company. All officers serve at the pleasure of the Board of Directors and are regularly elected at a meeting of the Board of Directors in April of each year. Information required under Item 405 of Regulation S-K is incorporated by reference from under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 19 of the Proxy Statement.

Item 11.  Executive Compensation.

  The information required by Item 11 is incorporated by reference from under the caption "Director Compensation" which appears on page 5, from under the caption "Report of the Compensation Committee on Executive Compensation" on pages 8 through 13, from under the caption "Performance Graph" on page 7, and from under the caption "Executive Compensation Tables" which appear on pages 13 through 15 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  The information required by Item 12 is incorporated by reference from page 6 of the Proxy Statement under the caption "Caterpillar Stock Owned by Officers and Directors (as of December 31, 1996)."

Item 13.  Certain Relationships and Related Transactions.

  The information required by Item 13 is incorporated by reference from the Proxy Statement from under the caption "Certain Related Transactions" appearing on page 16.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)  The following documents are filed as part of this report:

       1.   Financial Statements:
              Report of Independent Accountants (p. A-3)*
              Statement 1  Consolidated Results of Operations for the Years
                           Ended December 31 (p. A-4)*
              Statement 2  Changes in Consolidated Stockholders' Equity for
                           the Years Ended December 31 (p. A-5)*
              Statement 3  Financial Position at December 31 (p. A-6 and
                           p. A-7)*
              Statement 4  Statement of Cash Flow for the Years Ended December
                           31 (p. A-8 and p. A-9)*
              Notes to Consolidated Financial Statements (pp. A-10 through A-
              25)*
       2.   Financial Statement Schedule:
              Report of Independent Accountants on Financial Statement Schedule
              Schedule VIII  Valuation and Qualifying Accounts

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.

  (b) There were three reports, dated October 15, December 11, December 16, filed on Form 8-K pursuant to Item 5 during the last quarter of 1996. No financial statements were filed as part of those reports.


* Incorporated by reference from the indicated pages of the Appendix to the 1997 Annual Meeting Proxy Statement.

  (c)   Exhibits:
        3 (i)  (a)  Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(a)(i) to Form 10-K for the year
                    ended December 31, 1994, Commission File No. 1-768).
        3 (i)  (b)  Certificate of Designation, Preferences and Rights of the
                    Terms of the Series A Junior Participating Preferred Stock
                    (incorporated by reference from Exhibit 2 to Form 8-A filed
                    December 11, 1996, Commission File No. 1-768).
        3 (ii)      Bylaws (incorporated by reference from Exhibit 3(ii) to Form
                    10-Q for the quarter ended September 30, 1995, Commission
                    File No. 1-768).
        4           Rights Agreement dated as of December 11, 1996, between
                    Caterpillar Inc. and First Chicago Trust Company of New York
                    (incorporated by reference from Exhibit 1 to Form 8-A filed
                    December 11, 1996, Commission File No. 1-768).
        10 (a)      Caterpillar Inc. 1996 Stock Option and Long-Term Incentive
                    Plan, as amended and restated.**
        10 (b)      1987 Stock Option Plan, as amended and Long Term Incentive
                    Supplement (incorporated by reference from Exhibit 10(b) to
                    Form 10-K for the year ended December 31, 1995, Commission
                    File No. 1-768).**
        10 (c)      Supplemental Pension Benefit Plan, as amended and restated
                    (incorporated by reference from Exhibit 10(c) to Form 10-K for the year ended December 31, 1993, Commission File No.
                    1-768).**
        10 (d)      Supplemental Employees' Investment Plan, as amended and
                    restated.**
        10 (e)      Caterpillar Inc. 1993 Corporate Incentive Compensation Plan
                    Management and Salaried Employees, as amended and restated
                    (incorporated by reference from Exhibit 10(e) to Form 10-K for the year ended December 31, 1993, Commission File No.
                    1-768).**
        10 (f)      Directors' Deferred Compensation Plan, as amended and
                    restated.**
        10 (g)      Directors' Charitable Award Program (incorporated by
                    reference from Exhibit 10(h) to Form 10-K for the year ended
                    December 31, 1993, Commission File No. 1-768).**
        10 (h)      Deferred Employees' Investment Plan, as amended and
                    restated.**
        11          Computations of Earnings Per Share
        12          Statement Setting Forth Computation of Ratios of Profit to
                    Fixed Charges
        13          Annual Report to Security Holders attached as an Appendix to the Company's 1997 Annual Meeting Proxy Statement.
        21          Subsidiaries and Affiliates of the Registrant
        23          Consent of Independent Accountants
        27          Financial Data Schedule
        99 (a)      Form 11-K for Caterpillar Foreign Service Employees' Stock
                    Purchase Plan.

** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CATERPILLAR INC.
                                        (Registrant)



                                     By:   /s/R. R. ATTERBURY III
                                         -------------------------
Date: March 25, 1997                       R. R. Atterbury III, Secretary


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                                                         Chairman of the Board,
March 25, 1997                  /s/DONALD V. FITES         Director and Chief
                             ------------------------       Executive Officer
                                  (Donald V. Fites)

March 25, 1997                  /s/GLEN A. BARTON           Group President
                             ------------------------
                                  (Glen A. Barton)

March 25, 1997                /s/GERALD S. FLAHERTY         Group President
                             ------------------------
                               (Gerald S. Flaherty)

March 25, 1997                /s/JAMES W. OWENS             Group President
                             ------------------------
                               (James W. Owens)

March 25, 1997                /s/RICHARD L. THOMPSON        Group President
                             ------------------------
                               (Richard L. Thompson)
                                                          Vice President and
March 25, 1997               /s/DOUGLAS R. OBERHELMAN   Chief Financial Officer
                             ------------------------
                              (Douglas R. Oberhelman)
                                                             Controller and
March 25, 1997                /s/ROBERT R. GALLAGHER    Chief Accounting Officer
                             ------------------------
                              (Robert R. Gallagher)

March 25, 1997                /s/LILYAN H. AFFINITO           Director
                             ------------------------
                               (Lilyan H. Affinito)

March 25, 1997                  /s/JOHN W. FONDAHL            Director
                             ------------------------
                                (John W. Fondahl)

March 25, 1997                  /s/DAVID R. GOODE             Director
                             ------------------------
                                 (David R. Goode)

March 25, 1997                 /s/PETER A. MAGOWAN            Director
                             ------------------------
                                (Peter A. Magowan)

March 25, 1997                 /s/GORDON R. PARKER            Director
                             ------------------------
                                (Gordon R. Parker)

March 25, 1997                /s/GEORGE A. SCHAEFER     Director
                             ------------------------
                               (George A. Schaefer)

March 25, 1997                  /s/JOSHUA I. SMITH      Director
                             ------------------------
                                 (Joshua I. Smith)

March 25, 1997                /s/CLAYTON K. YEUTTER     Director
                             ------------------------
                               (Clayton K. Yeutter)


                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Caterpillar Inc.:


Our audits of the consolidated financial statements of Caterpillar Inc. referred to in our report dated January 21, 1997 appearing on page A-3 of the Appendix to the 1997 Annual Meeting Proxy Statement (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Peoria, Illinois
January 21, 1997

                               CATERPILLAR INC.
                     AND CONSOLIDATED SUBSIDIARY COMPANIES

              SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                             (Millions of dollars)

                           YEARS ENDED DECEMBER 31,

                                                                  Balance at                               Balance
                                                                  Beginning                                at Close
        Description                                               of Year       Additions    Deductions    of Year
        -----------                                               ----------    ---------    ----------    --------
1996
----
Reserves for plant closing and consolidation costs:
    Included in current liabilities:
      Accounts payable and accrued expenses.....................    $  55         $ --        $ 1  /1/      $  54
      Accrued wages, salaries, and employee benefits............      115           --         12  /1/        103
    Deducted from assets:
      Land, buildings, machinery, and equipment -- net..........       99           --         (3) /2/        102

1995
----
Reserves for plant closing and consolidation costs:
    Included in current liabilities:
      Accounts payable and accrued expenses.....................    $  56         $ --        $ 1  /1/      $  55
      Accrued wages, salaries, and employee benefits............      122           --          7  /1/        115
    Deducted from assets:
      Land, buildings, machinery, and equipment -- net..........      149           --         50  /2/         99

1994
----
Reserves for plant closing and consolidation costs:
    Included in current liabilities:
      Accounts payable and accrued expenses.....................    $  58         $ --        $ 2  /1/      $  56
      Accrued wages, salaries, and employee benefits............      138           --         16  /1/        122
    Deducted from assets:
      Land, buildings, machinery, and equipment -- net..........      150           --          1             149

(1)  Expenditures made.

(2)  Related to assets disposed of.