Form 10-Q
period 1997-03-31
CATERPILLAR INC
filed 1997-04-30
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

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

At March 31, 1997, 188,897,312 shares of common stock of the Registrant were outstanding.

SUMMARY

This summary highlights selected information from this document and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the first quarter, you should read this entire document carefully.

SUMMARY OF RESULTS

     Caterpillar reported best ever profit for a quarter of $394 million and best ever profit per share of $2.08 for first-quarter 1997. Sales and revenues of $4.26 billion were a record for any first quarter and the second best quarter in company history. Compared with first-quarter 1996, profit and profit per share were up 33% and 36%, respectively, while sales and revenues increased 11%.

     Caterpillar has posted record profit in 11 of the last 13 quarters.

     "Our financial results are strong. Margin and operating profit rates continued their steady improvement. We are investing to enhance our long-term growth. Business is good. We are well positioned with our global strategies to capitalize on opportunities worldwide," said Donald V. Fites, chairman and chief executive officer.

HIGHLIGHTS -- FIRST-QUARTER 1997 COMPARED WITH FIRST-QUARTER 1996

  *  Profit per share was up 36% to a best ever $2.08 per share.

  * Profit of $394 million was 33% or $98 million over the previous first-quarter record established in 1996.

  * Sales and revenues of $4.26 billion, the second highest quarter ever, rose 11% from the previous first-quarter record established in 1996.

  * Margin (sales less cost of goods sold) as a percent of sales increased to 26.8% from 24.5%.

  * Operating profit for Machinery and Engines as a percent of sales increased to 13.5% from 11.4%.

  *  Physical sales volume was up 9%; price realization improved 2%.

  *  Revenues from financial subsidiaries were up 17%.

  * Sales inside the United States rose 15%; sales outside the United States were up 6%.

  *  Caterpillar's share of industry sales improved in North America.

  * Outlook improved for 1997 based on increased machine industry demand in North America.

  * At the end of the first quarter, 12.6 million shares had been repurchased under the previously announced share repurchase plan.
     The number of shares outstanding on March 31, 1997, was 188.9 million. The company anticipates the 10% share repurchase will be largely completed by year-end 1997. After the 10% repurchase is complete, the company will assess whether additional share repurchases are warranted.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                      Statement of Results of Operations
                                 (Unaudited)
                   (Millions of dollars except per share data)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Three Months Ended
                                                       Mar. 31,  Mar. 31,
                                                         1997     1996

SALES AND REVENUES:
  Sales of Machinery & Engines ........................ $4,072    $3,682
  Revenues of Financial Products ......................    190       162
                                                        ------    ------
  Total sales and revenues ............................  4,262     3,844

OPERATING COSTS:
  Cost of goods sold ..................................  2,981     2,780
  Selling, general and administrative expenses ........    498       449
  Research and development expenses ...................    117        98
  Interest expense of Financial Products ..............     79        69
                                                        ------    ------
  Total operating costs ...............................  3,675     3,396
                                                        ------    ------

OPERATING PROFIT ......................................    587       448

 Interest expense excluding Financial Products ........     52        49
 Other income (expense) ...............................     42        35
                                                        ------    ------

CONSOLIDATED PROFIT BEFORE TAXES ......................    577       434

 Provision for income taxes ...........................    196       143
                                                        ------    ------
 Profit of consolidated companies......................    381       291

 Equity in profit of unconsolidated affiliated
   companies (Note 4) .................................     13         5
 Equity in profit of Financial Products subsidiaries ..      -         -
                                                        ------    ------

PROFIT ................................................  $ 394     $ 296
                                                        ======    ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 6):

  Profit .............................................. $ 2.08   $  1.53
                                                        ======    ======
Cash dividends paid per share of
  common stock ........................................ $  .40   $   .35


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Results of Operations
                                 (Unaudited)
                   (Millions of dollars except per share data)

                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES1
                                                       Three Months Ended
                                                       Mar. 31,  Mar. 31,
                                                         1997     1996

SALES AND REVENUES:
  Sales of Machinery & Engines ........................ $4,072    $3,682
  Revenues of Financial Products ......................      -         -
                                                        ------    ------
  Total sales and revenues ............................  4,072     3,682

OPERATING COSTS:
  Cost of goods sold ..................................  2,981     2,780
  Selling, general and administrative expenses ........    424       386
  Research and development expenses ...................    117        98
  Interest expense of Financial Products ..............      -         -
                                                        ------    ------
  Total operating costs ...............................  3,522     3,264
                                                        ------    ------

OPERATING PROFIT ......................................    550       418

 Interest expense excluding Financial Products ........     52        49
 Other income (expense) ...............................     36        29
                                                        ------    ------

CONSOLIDATED PROFIT BEFORE TAXES ......................    534       398

 Provision for income taxes ...........................    181       129
                                                        ------    ------
 Profit of consolidated companies......................    353       269

 Equity in profit of unconsolidated affiliated
   companies (Note 4) .................................     13         5
 Equity in profit of Financial Products subsidiaries ..     28        22
                                                        ------    ------

PROFIT ................................................  $ 394     $ 296
                                                        ======    ======

1 Represents Caterpillar Inc. and its subsidiaries except for Financial
 Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Results of Operations
                                 (Unaudited)
                   (Millions of dollars except per share data)

                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                    FINANCIAL PRODUCTS
                                                      Three Months Ended
                                                       Mar. 31,  Mar. 31,
                                                         1997     1996

SALES AND REVENUES:
  Sales of Machinery & Engines ........................ $    -    $    -
  Revenues of Financial Products ......................    196       168
                                                        ------    ------
  Total sales and revenues ............................    196       168

OPERATING COSTS:
  Cost of goods sold ..................................      -         -
  Selling, general and administrative expenses ........     80        69
  Research and development expenses ...................      -         -
  Interest expense of Financial Products ..............     81        73
                                                        ------    ------
  Total operating costs ...............................    161       142
                                                        ------    ------

OPERATING PROFIT ......................................     35        26

 Interest expense excluding Financial Products ........      -         -
 Other income (expense) ...............................      8        10
                                                        ------    ------

CONSOLIDATED PROFIT BEFORE TAXES ......................     43        36

 Provision for income taxes ...........................     15        14
                                                        ------    ------
 Profit of consolidated companies......................     28        22

 Equity in profit of unconsolidated affiliated
   companies (Note 4) .................................      -         -
 Equity in profit of Financial Products subsidiaries ..      -         -
                                                        ------    ------

PROFIT ................................................  $  28     $  22
                                                        ======    ======

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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Mar. 31,  Dec. 31,
                                                         1997     1996
ASSETS
  Current assets:
    Cash and short-term investments .................  $   518   $   487
    Receivables -- trade and other ..................    3,057     2,956
    Receivables -- finance ..........................    2,221     2,266
    Deferred income taxes and prepaid expenses ......      805       852
    Inventories (Note 5) ............................    2,478     2,222
                                                       -------   -------
  Total current assets ..............................    9,079     8,783

  Land, buildings, machinery, and equipment -- net ..    3,765     3,767
  Long-term receivables -- trade and other ..........      135       128
  Long-term receivables -- finance ..................    3,615     3,380
  Investments in unconsolidated affiliated
     companies (Note 4) .............................      697       701
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,088     1,093
  Intangible assets .................................      229       233
  Other assets ......................................      684       643
                                                       -------   -------
TOTAL ASSETS ........................................  $19,292   $18,728
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   901   $ 1,192
    Accounts payable and accrued expenses ...........    2,904     2,858
    Accrued wages, salaries, and employee benefits ..      902     1,010
    Dividends payable ...............................        -        76
    Deferred and current income taxes payable .......      293       142
    Long-term debt due within one year ..............    1,289     1,180
                                                       -------   -------
  Total current liabilities .........................    6,289     6,458

  Long-term debt due after one year .................    5,603     5,087
  Liability for postemployment benefits .............    2,981     3,019
  Deferred income taxes .............................       53        48
                                                       -------   -------
TOTAL LIABILITIES ...................................   14,926    14,612
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1997 -- 203,723,656;
    Dec. 31, 1996 -- 203,723,656) at paid in amount .      879       881
  Profit employed in the business ...................    4,298     3,904
  Foreign currency translation adjustment ...........      140       162
  Treasury stock (March 31, 1997 -- 14,826,344
    shares; Dec. 31, 1996 -- 13,372,546 shares)
    at cost..........................................     (951)     (831)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    4,366     4,116
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $19,292   $18,728
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1996 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES1
                                                       Mar. 31,  Dec. 31,
                                                         1997      1996
ASSETS
  Current assets:
    Cash and short-term investments .................  $   469   $   445
    Receivables -- trade and other ..................    3,189     2,960
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      816       876
    Inventories (Note 5) ............................    2,478     2,222
                                                       -------   -------
  Total current assets ..............................    6,952     6,503

  Land, buildings, machinery, and equipment -- net ..    3,224     3,242
  Long-term receivables -- trade and other ..........      135       128
  Long-term receivables -- finance ..................        -         -
  Investments in unconsolidated affiliated
     companies (Note 4) .............................      697       701
  Investments in Financial Products subsidiaries ....      777       759
  Deferred income taxes .............................    1,126     1,132
  Intangible assets .................................      229       233
  Other assets ......................................      366       368
                                                       -------   -------
TOTAL ASSETS ........................................  $13,506   $13,066
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    43   $    36
    Accounts payable and accrued expenses ...........    2,533     2,556
    Accrued wages, salaries, and employee benefits ..      897     1,005
    Dividends payable ...............................        -        76
    Deferred and current income taxes payable .......      209        70
    Long-term debt due within one year ..............      167       122
                                                      -------    -------
  Total current liabilities .........................    3,849     3,865

  Long-term debt due after one year .................    2,257     2,018
  Liability for postemployment benefits .............    2,981     3,019
  Deferred income taxes .............................       53        48
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,140     8,950
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1997 -- 203,723,656;
    Dec. 31, 1996 -- 203,723,656) at paid in amount .      879       881
  Profit employed in the business ...................    4,298     3,904
  Foreign currency translation adjustment ...........      140       162
  Treasury stock (March 31, 1997 -- 14,826,344
    shares; Dec. 31, 1996 -- 13,372,546 shares)
    at cost..........................................     (951)     (831)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    4,366     4,116
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $13,506   $13,066
                                                       =======   =======

1 Represents Caterpillar Inc. and its subsidiaries except for Financial
 Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1996 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Mar. 31,  Dec. 31,
                                                         1997      1996
ASSETS
  Current assets:
    Cash and short-term investments ................. $    49    $    42
    Receivables -- trade and other ..................     185        175
    Receivables -- finance ..........................   2,221      2,266
    Deferred income taxes and prepaid expenses ......      15         15
    Inventories (Note 5) ............................       -          -
                                                      -------    -------
  Total current assets ..............................   2,470      2,498

  Land, buildings, machinery, and equipment -- net ..     541        525
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   3,615      3,380
  Investments in unconsolidated affiliated
     companies (Note 4) .............................       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       3          3
  Intangible assets .................................       -          -
  Other assets ......................................     318        275
                                                      -------    -------
TOTAL ASSETS ........................................ $ 6,947    $ 6,681
                                                      =======    =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $   858    $ 1,156
    Accounts payable and accrued expenses ...........     715        520
    Accrued wages, salaries, and employee benefits ..       5          5
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......      84         72
    Long-term debt due within one year ..............   1,122      1,058
                                                      -------    -------
  Total current liabilities .........................   2,784      2,811

  Long-term debt due after one year .................   3,346      3,069
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................      40         42
                                                      -------    -------
TOTAL LIABILITIES ...................................   6,170      5,922
                                                      -------    -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1997 -- 203,723,656
    Dec. 31, 1996 -- 203,723,656) at paid in amount .     353        353
  Profit employed in the business ...................     432        404
  Foreign currency translation adjustment ...........      (8)         2
  Treasury stock (March 31, 1997 -- 14,826,344
    shares; Dec. 31, 1996 -- 13,372,546 shares)
    at cost..........................................       -          -
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     777        759
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 6,947    $ 6,681
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1996 amounts.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Mar. 31,  Mar. 31,
                                                         1997      1996
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   394    $   296
  Adjustments for noncash items:
    Depreciation and amortization ...................     189        174
    Profit of Financial Products ....................       -          -
    Other ...........................................      20         23

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (123)      (248)
    Inventories .....................................    (250)      (161)
    Accounts payable and accrued expenses ...........      78        112
    Other -- net ....................................      32         68
                                                      -------    -------
Net cash provided by operating activities ...........     340        264
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................     (81)       (35)
  Expenditures for equipment leased to others .......     (72)       (46)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      35         19
  Additions to finance receivables ..................  (1,302)      (966)
  Collections of finance receivables ................     679        528
  Proceeds from the sale of finance receivables......     326        309
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions.......................     (13)       (76)
  Other -- net ......................................     (72)       (82)
                                                      -------    -------
Net cash used for investing activities ..............    (500)      (349)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (76)       (68)
  Common stock issued, including treasury
    shares reissued .................................       3          4
  Treasury shares purchased .........................    (133)       (31)
  Net short-term loans from Machinery and Engines ...       -          -
  Proceeds from long-term debt issued ...............     768         15
  Payments on long-term debt ........................    (222)      (123)
  Short-term borrowings -- net ......................    (127)       264
                                                      -------    -------
Net cash provided by financing activities ...........     213         61
                                                      -------    -------
Effect of exchange rate changes on cash .............     (22)        (9)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................      31        (33)

Cash and short-term investments at the
  beginning of the period ...........................     487        638
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   518    $   605
                                                      =======    =======

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES1
                                                       Mar. 31,  Mar. 31,
                                                         1997      1996
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   394    $   296
  Adjustments for noncash items:
    Depreciation and amortization ...................     157        146
    Profit of Financial Products ....................     (28)       (22)
    Other ...........................................       8          5

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (99)      (240)
    Inventories .....................................    (250)      (161)
    Accounts payable and accrued expenses ...........      13         27
    Other -- net ....................................      33         93
                                                      -------    -------
Net cash provided by operating activities ...........     228        144
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................     (80)       (34)
  Expenditures for equipment leased to others .......       -          -
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................       -          3
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Net short-term loans to Financial Products.........    (158)        91
  Investments and acquisitions.......................     (13)       (76)
  Other -- net ......................................     (29)       (41)
                                                      -------    -------
Net cash used for investing activities ..............    (280)       (57)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (76)       (68)
  Common stock issued, including treasury
    shares reissued .................................       3          4
  Treasury shares purchased .........................    (133)       (31)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............     300         14
  Payments on long-term debt ........................      (5)        (8)
  Short-term borrowings -- net ......................       7        (13)
                                                      -------    -------
Net cash provided by (used for) financing
  activities ........................................      96       (102)
                                                      -------    -------
Effect of exchange rate changes on cash .............     (20)        (9)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................      24        (24)

Cash and short-term investments at the
  beginning of the period ...........................     445        580
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   469    $   556
                                                      =======    =======

1 Represents Caterpillar Inc. and its subsidiaries except for Financial
 Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis and to provide supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Mar. 31,  Mar. 31,
                                                         1997      1996
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $    28    $    22
  Adjustments for noncash items:
    Depreciation and amortization ...................      32         28
    Profit of Financial Products ....................       -          -
    Other ...........................................      12         18

  Changes in assets and liabilities:
    Receivables -- trade and other ..................      (4)         1
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      33         56
    Other -- net ....................................      11         (5)
                                                      -------    -------
Net cash provided by operating activities ...........     112        120
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (1)        (1)
  Expenditures for equipment leased to others .......     (72)       (46)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      35         16
  Additions to finance receivables ..................  (1,302)      (966)
  Collections of finance receivables ................     679        528
  Proceeds from the sale of finance receivables......     326        309
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions.......................       -          -
  Other -- net ......................................     (43)       (41)
                                                      -------    -------
Net cash used for investing activities ..............    (378)      (201)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................       -          -
  Treasury shares purchased .........................       -          -
  Net short-term loans from Machinery and Engines....     158        (91)
  Proceeds from long-term debt issued ...............     468          1
  Payments on long-term debt ........................    (217)      (116)
  Short-term borrowings -- net ......................    (134)       277
                                                      -------    -------
Net cash provided by financing activities ...........     275         71
                                                      -------    -------
Effect of exchange rate changes on cash .............      (2)         1
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................       7         (9)

Cash and short-term investments at the
  beginning of the period ...........................      42         58
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    49    $    49
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

See accompanying notes to Consolidated Financial Statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 1997 and 1996, (b) the consolidated financial position at March 31, 1997 and December 31, 1996, and (c) the consolidated statement of cash flow for the three-month periods ended March 31, 1997 and 1996 have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

2. The results for the three-month period ended March 31, 1997 are not necessarily indicative of the results for the entire year 1997.

3. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1996.

4.   Unconsolidated Affiliated Companies

     The company's investments in unconsolidated affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan of $392. The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the unconsolidated affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended
     RESULTS OF OPERATION          Dec. 31,   Dec. 31,
          (Unaudited)                1996       1995

       Sales .....................  $  996     $  908
                                    ======     ======

       Profit ....................  $   28     $   11
                                    ======     ======


                                                          Dec. 31,  Sept. 30,
                                                             1996      1996
     FINANCIAL POSITION                                  (Unaudited)
         Assets:
         Current assets .................................   $2,168    $1,995
         Land, buildings, machinery and equipment - net..      703       733
         Other assets ...................................      379       395
                                                            ------    ------
                                                             3,250     3,123
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,751     1,683
         Long-term debt due after one year ..............      195       133
         Other liabilities ..............................      137       145
                                                            ------    ------
                                                             2,083     1,961
                                                            ------    ------
       Ownership ........................................   $1,167    $1,162
                                                            ======    ======

5. Inventories (principally "last- in, first-out" method) comprised the following

                                                           Mar. 31,   Dec. 31,
                                                            1997       1996
                                                         (unaudited)

       Raw materials and work-in-process ................   $1,019    $  909
       Finished goods ...................................    1,246     1,103
       Supplies .........................................      213       210
                                                            ------    ------
                                                            $2,478    $2,222
                                                            ======    ======

6.   Following is a computation of profit per share:

                                        Three Months Ended
                                        Mar. 31,  Mar. 31,
                                          1997      1996
                                            (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) ..       $  394   $  296
                                         ======   ======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   189.6    193.9

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     2.4      2.1
                                         ------   ------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   192.0    196.0
                                         ======   ======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $2.08    $1.53

      Assuming full dilution (A/C) ....   $2.05    $1.51

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 1997 VS. THREE MONTHS ENDED MARCH 31, 1996

     First-quarter profit and profit per share were up 33% and 36%, respectively, while sales and revenues increased 11%. Profit of $394 million or $2.08 per share was $98 million higher than first-quarter 1996 profit of $296 million or $1.53 per share. A 9% increase in physical sales volume was the most significant factor contributing to the increased profit.

Machinery and Engines
     Profit before tax of $534 million was up 34% or $136 million from last year's first quarter. Sales of Machinery and Engines of $4.07 billion were up 11%. The higher sales resulted from a 9% increase in physical sales volume and a 2% improvement in price realization.
     The increase in physical sales volume resulted from higher machine and engine sales both inside and outside the United States. Price realization improved because of price increases taken over the past year, a favorable change in geographic sales mix, and lower sales discounts, partially offset by the negative effect of the stronger dollar.
     Margin (sales less cost of goods sold) of $1.09 billion increased $189 million from the first quarter a year ago. Margin as a percent of sales was 26.8%, up from 24.5%, primarily because of price increases taken over the past year, the favorable impact of higher physical sales volume, a favorable change in geographic sales mix, lower sales discounts, and the net effect of the stronger dollar. (The favorable effect of the stronger dollar on costs incurred in Japanese yen and European currencies was substantially offset by the negative impact on price realization.) Partially offsetting these favorable items were increased fixed manufacturing costs in support of major growth initiatives. These include electric power generation, agricultural products, mining systems, and compact machines.
     Selling, general and administrative expenses were $424 million, compared with $386 million during the first-quarter 1996. The $38 million increase primarily reflects increased spending levels in support of major growth initiatives, the effect of inflation on costs, higher incentive pay expense, and volume-related parts distribution expenses. Partially offsetting these unfavorable items was the favorable effect of the dollar on costs incurred in European currencies.
     Research and development expenses of $117 million were up $19 million from the first quarter a year ago. The increase primarily reflects higher spending in support of product line expansion.
     Operating profit was $550 million, up $132 million from the first quarter a year ago. Operating profit, as a percent of sales, was 13.5% compared with 11.4% a year ago.
     Interest expense was $3 million higher than the first quarter a year ago.
     Other income/expense was income of $36 million compared with income of $29 million last year. The change reflects several favorable items recorded during the quarter.

Financial Products
     Before-tax profit for Financial Products was $43 million, an improvement of $7 million from last year's first quarter. The increase resulted primarily from continued growth in the portfolio of earning assets at Caterpillar Financial Services Corporation (Cat Financial), partially offset by the absence of $7 million in gains recognized on the sale of securities at Caterpillar Insurance Company Limited (Cat Insurance) in the first quarter of 1996.
     Record first-quarter revenues of $196 million were up $28 million compared with first-quarter 1996, primarily the result of Cat Financial's larger portfolio. Selling, general and administrative expenses were up $11 million, primarily due to an increase in depreciation on leased equipment and other increases due to portfolio growth. Interest expense was $8 million higher due to increased borrowings to support the larger Cat Financial portfolio, partially offset by lower borrowing rates.

Income Taxes
     The provision for income taxes was $196 million compared with $143 million for the first quarter last year. The increase was due to the higher before-tax profit and the use of a higher effective tax rate. The effective tax rate was 34% compared with 33% for the first quarter of 1996.

Unconsolidated Affiliated Companies
     The company's share of unconsolidated affiliated companies' results was $13 million, up $8 million from a year ago. Increased profit from Shin Caterpillar Mitsubishi Ltd., along with profits from recent investments in unconsolidated affiliates, largely F.G. Wilson, L.L.C., were the reasons for the increase.

THREE MONTHS ENDED MARCH 31, 1997 VS THREE MONTHS ENDED DECEMBER 31, 1996

     First-quarter profit and profit per share were up 3% and 5%, respectively, while sales and revenues decreased 5%. Profit of $394 million or $2.08 per share was $13 million higher than fourth-quarter profit of $381 million or $1.99 per share.

Machinery and Engines
     Profit before tax for Machinery and Engines was $534 million, a $49 million increase from the previous quarter. Sales of $4.07 billion decreased $203 million because of 7% lower physical sales volume, partially offset by a 2% improvement in price realization. The decrease in physical sales volume was primarily the result of lower engine and machine sales outside the United States and lower engine sales inside the United States. Partially offsetting these lower sales were higher machine sales inside the United States. Price realization improved because of lower sales discounts, price increases taken during the first quarter, and a favorable change in geographic sales mix. These favorable items were partially offset by the negative effect of the stronger dollar.

     Margin was $13 million lower than the fourth quarter, primarily the result of the lower physical sales volume. As a percent of sales, the margin rate improved to 26.8% from 25.8% last quarter. The higher margin rate is primarily the result of lower sales discounts and the favorable impact of an increase in inventory in the first quarter compared with a decrease in inventory in the fourth quarter. When inventory increases, certain fixed costs incurred in the current period are inventoried. These inventoried fixed costs are then charged to cost of goods sold in later periods when inventory decreases.
     Also contributing to the improved margin rate were price increases taken during the first quarter, a favorable change in geographic sales mix, and the net effect of the stronger dollar. (The favorable effect of the stronger dollar on costs incurred in Japanese yen and European currencies was mostly offset by the negative effect on price realization.) Partially offsetting the impact of these favorable items on the margin rate was the unfavorable impact of lower physical sales volume, increased fixed manufacturing costs in support of major growth initiatives, and a less favorable mix of product sold.
     Selling, general and administrative expenses were $424 million, down $73 million from the fourth quarter. The decrease was somewhat typical, as the fourth quarter is generally a higher cost quarter for these types of expenses. As such, the decrease is primarily reflective of the timing of expenses and is not indicative of a significant decrease in expenses for the year. Also contributing to the decreased level of expense during the first quarter was volume-related parts distribution expenses, lower incentive pay expense and the favorable effect of the dollar on costs as costs incurred in European currencies translated into fewer U.S. dollars.
     Research and development expenses of $117 million were up $6 million from the fourth quarter. The increase primarily reflects higher spending in support of product line expansion.
     Operating profit of $550 million increased $54 million. As a percent of sales, operating profit was 13.5%, up from 11.6% in the fourth quarter.
     Interest expense of $52 million was $4 million higher than the fourth quarter.
     Other income/expense was income of $36 million, about the same as the fourth quarter.

Financial Products
     Financial Products' before-tax profit was $43 million, an increase of
$8 million from fourth-quarter 1996.   Revenues were about the same.
Selling, general and administrative expenses were down $11 million, mostly due to a lower provision for credit losses at Cat Financial. Other income/expense was income of $8 million, down $6 million from the fourth-quarter, primarily due to lower investment income from Cat Insurance's investment portfolio.

Income Taxes
     Income tax expense of $196 million increased $45 million from the previous quarter. The increase reflects the use of a higher effective tax rate during the first quarter and the higher profit before tax. The effective tax rate was 34% compared with 29% for the fourth quarter of 1996.

Unconsolidated Affiliated Companies
     The company's share of unconsolidated affiliated companies' results was $13 million, about the same as the previous quarter.

SALES
     Following are summaries of first-quarter company sales and dealer deliveries compared with the same quarter in 1996.

Company Sales Inside the United States
     Company sales inside the United States were $2.17 billion, a $289 million or 15% increase from the same quarter a year ago. Both machine and engine sales were higher. The increase was due primarily to volume although price realization also improved.
     Sales inside the United States during the first quarter were 53% of total sales, an increase from 51% a year ago.

U.S. Dealer Machine Sales to End-Users
     U.S. dealer machine sales to end-users increased in response to stronger industry demand and an increased share of industry sales.
     Sales to end-users (including rental purchase options) were higher in all construction sectors.
     - Housing-related sales were up reflecting continued strong activity in the residential housing market.
     - Sales to the highway sector were higher although highway-related construction spending remained near last year's levels.
     - Commercial, industrial and government building-related sales were above year-earlier levels in response to the higher levels of construction spending in these areas.
     - Sales to other construction sectors, particularly dams, ports and harbors were also greater than last year.
     Sales into commodity applications also increased with gains registered in all sectors but metal mining.
     - Sand and quarry mining-related sales were higher reflecting greater production.
     - Sales to the coal mining sector were also higher. Production was up while prices remained near last year's levels.
     -  Agricultural-related sales rose reflecting a healthy farm economy.
     - Sales to the metal mining sector were lower. Production was up but metals prices remained below year-earlier levels.
     -  Forestry sector sales were above year-earlier levels.
     Sales to industrial users were higher while sales to landfills were lower.

Deliveries to U.S. Dealer Rental Fleets
     Deliveries to U.S. dealer rental fleets were up from first-quarter 1996. U.S. dealer dedicated rental units were below 1996 year-end levels, but greater than a year ago.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories were up from the end of the fourth quarter and from first quarter last year. This higher inventory level, however, is about normal relative to the current higher selling rates.

Company Engine Sales Inside the United States
     Company engine sales inside the United States were above year-earlier levels due primarily to increased demand in power generation and industrial applications. Truck engine sales to Original Equipment Manufacturers (OEMs) were unchanged.
     Sales of turbine engines also were higher with increases in both oil and gas applications as well as power generation.

Company Sales Outside the United States
     Company sales outside the United States were $1.90 billion, a $101 million or 6% increase over first-quarter 1996. Company sales of both machines and engines were higher with the improvement coming from an increase in volume.
     Sales outside the United States represented 47% of worldwide sales compared with 49% for the first quarter of last year.

Dealer Machine Sales to End-Users Outside the United States
     Dealer machine sales to end-users outside the United States were higher than year earlier with gains in Asia/Pacific, Canada, and Africa/Middle East more than offsetting declines elsewhere.
     - Europe: Sales for the region were lower with declines in nearly all Western European countries including the United Kingdom, Germany and France. Sales were higher in Central Europe.
     - Asia (excluding Japan): Sales were up as good economic growth and strong infrastructure spending continues. Sales rose in all major countries except China.
     - Africa/Middle East: Demand continues to run above year-earlier levels in response to good commodity prices and moderate economic growth. Sales were lower in South Africa, but higher in Turkey.
     - Latin America: Sales declined despite improved economic activity in the region as higher demand in Mexico failed to offset lower demand in other major countries.
     - Canada: Sales to users rose primarily due to higher industry demand. Results were mixed by application with gains in sand and quarry mining, coal mining and petroleum.
     - Australia: Sales were lower due primarily to a decrease in coal and gold mining-related sales.
     - Japan: Sales of imported product were up as customers purchased machines in advance of the April 1 sales tax increase.
     - Commonwealth of Independent States (CIS): Sales declined as the Russian economy remained weak.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were up from the end of the fourth quarter but down from year-earlier levels. At the end of the first quarter, dealer inventories were about normal relative to current selling rates.

Company Engine Sales Outside the United States
     Company engine sales outside the United States were above year-ago levels primarily due to higher truck engine sales to OEMs.
     Sales of turbine engines also were higher with gains in power generation more than offsetting declines in oil and gas applications.

PLANT CLOSING AND CONSOLIDATION COSTS
     At March 31, 1997 the reserve for plant closing and consolidation costs was $259 million. Of this balance, $164 million is related to costs associated with the closure of the Component Products Division's Precision Barstock Products (PBP) operation located in York, Pennsylvania.
     The probable closing of the York PBP manufacturing operation was announced in December 1991. In March 1996, it was announced that the facility would be closed. The company is currently in the process of closing the unit.
     Also in the reserve for plant closing and consolidation costs at March 31, 1997, was $69 million for write-downs of buildings, machinery and equipment at previously closed facilities. The remainder of the reserve related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is reduced as the benefits are provided. Currently, benefits are expected to be provided through 2003.


EMPLOYMENT
     At the end of the first quarter, Caterpillar's worldwide employment was 57,412, compared with 54,955 one year ago. Hourly employment increased 1,068 to 33,202; salaried and management employment increased 1,389 to 24,210. The increased employment is the result of acquisitions, expanded operations, and major growth initiatives.


1997 ECONOMIC AND INDUSTRY OUTLOOK
     The economic and industry outlook has improved somewhat from that issued in January because the U.S. and Canada are now expected to have better economic growth and higher machine industry demand than originally anticipated. Consequently, world economic growth (excluding the CIS) and machine industry demand should be slightly better than last year. Worldwide industry demand for engines is forecast to remain near 1996 levels as lower demand for truck engines is offset by higher demand for other commercial engines. Demand for turbines is still expected to meet or exceed last year's levels.
     The U.S. economy entered 1997 with surprising momentum which is forecast to boost first-half growth. U.S. Gross Domestic Product (GDP) is now expected to grow 3% in 1997 which is an acceleration from the 2.4% growth registered in 1996 and a significant improvement over the 2% anticipated earlier. Faster overall economic growth will translate into higher than expected housing starts and a greater acceleration in nonresidential construction spending. In response to better growth, the Federal Reserve is likely to raise interest rates further before year end to preempt any increase in inflation. As a result of better economic activity, industry demand for machines is now expected to rise slightly instead of declining, although further Federal Reserve tightening does pose a risk for second-half sales.

     In contrast to North America, Europe has yet to establish any momentum. The economy is still forecast to pick up some due to low interest rates and favorable currencies, but the risk is increasing that this growth may not occur soon enough to offset the impact of tight fiscal policies in the construction industry. In this case, demand could fall below 1996 levels. Very tight fiscal policies also will depress economic growth in Japan making any improvement in industry demand unlikely. Excellent growth will continue in developing Asia leading to higher industry demand, while faster growth in Latin America should lead to increased demand. In other areas, moderate economic growth should continue in Australia and Africa/Middle East with industry demand just below 1996 levels. In the CIS, the Russian economy is likely to be weaker than expected with little or no growth now forecast for the year.
     Global currency markets have moved significantly in recent months and the U.S. dollar continued to strengthen during the first quarter of 1997. A strong dollar over the long term has an unfavorable impact on Caterpillar and other U.S. exporters. An overvalued dollar undermines the competitive position of companies that have developed a strong manufacturing base to serve global markets from the United States. As a major net exporter from the United States, an overvalued dollar, would over time have an unfavorable impact on Caterpillar's global competitive position. However, Caterpillar's ability to weather a period of dollar overvaluation has improved in recent years. We now have cost competitive manufacturing operations for models produced and sold in both Europe and Japan. Further, key foreign-headquartered competitors in our industry have geographically diversified their manufacturing operations.


COMPANY OUTLOOK
     The updated company outlook for 1997 consolidated sales and revenues (including previously reported acquisitions) calls for sales to be moderately higher than 1996 levels.
     It is anticipated that profit for 1997 will be higher than 1996, basically consistent with the higher sales. The previously announced higher levels of investment (both capital and expense) to enhance the long-term growth of the company will take place as planned in 1997. Profit per share for 1997 is now expected to be moderately higher than 1996, reflecting the benefit of the share repurchase program.
     The forecast for 1997 could be affected by greater than anticipated Federal Reserve tightening and lingering weakness in European demand. Further, if the dollar remains overvalued versus the yen, price erosion will likely occur.

     The information included in the Outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in Form 8-K filed with the Securities & Exchange Commission on April 15, 1997.


B.  Liquidity & Capital Resources
     Consolidated operating cash flow totaled $340 million in the first quarter of 1997, compared with $264 million in the first quarter of 1996.
     Total debt at the end of the quarter was $7.79 billion, an increase of $334 million from year-end 1996. Over this period, debt related to Machinery & Engines increased $291 million, to $2.47 billion, while debt related to Financial Products increased $43 million to $5.33 billion.
     During 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over the next three to five years. At March 31, 1997, 12.6 million shares had been purchased under the plan.

Machinery and Engines
     Operating cash flow totaled $228 million in the first quarter of 1997, compared with $144 million in the first quarter of 1996. The increase in operating cash flow primarily results from the $98 million increase in profits over the same period a year ago.
     Capital expenditures, excluding equipment leased to others, totaled $80 million in the first quarter compared with $34 million a year ago. During the first quarter, debt related to M&E increased primarily from the issuance of $300 million of 100 year debentures. This new debt increased the percent of debt to debt plus stockholders equity from 35% at December 31, 1996, to 36% at March 31, 1997.

Financial Products
     Operating cash flow totaled $112 million in the first quarter of 1997, compared with $120 million in the first quarter of 1996. Cash used to purchase equipment leased to others totaled $72 million in the first quarter of 1997. In addition, first-quarter 1997 net cash used for finance receivables was $297 million, compared with $129 million during the first quarter of 1996.
     Financial Products' debt was $5.33 billion at March 31, 1997, an increase of $43 million from December 31, 1996 and was primarily comprised of $2.8 billion of medium term notes, $224 million of notes payable to banks and $2.2 billion of commercial paper. At the end of the first quarter, finance receivables past due over 30 days were 2.7%, compared with 2.2% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 7.9:1 at March 31, 1997, compared with 7.8:1 at December 31, 1996.
     Financial Products had outstanding credit lines totaling $3.76 billion at March 31, 1997, which included $1.84 billion of the company's revolving credit agreement. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings.

100-Year Bonds
     As part of the company's long-term plans, $300 million of 100-year bonds were issued during the quarter. The bonds are due March 1, 2097 and have a 50-year call feature. They were priced to yield 7.449% with a coupon of 7.375%. These bonds allow the company to take advantage of very favorable long-term rates and increase resources available for a number of purposes, including expanded product offerings, new growth initiatives, and new business opportunities that fit into our long-term growth strategies. The bonds were very well received in the market, reflecting confidence in Caterpillar's longer-term growth and profitability strategies.

Reclassification
     During first quarter 1997, management reclassified $646 million of short-term borrowings to long-term debt due after one year. This reclassification reflects a change in management's intent to finance for periods greater than a year certain portions of debt under revolving credit agreements. For purposes of improving comparability, $555 million and $406 million were reclassified at December 31, 1996 and March 31, 1996, respectively, from short-term borrowings to long-term debt due after one year. This change impacted the Consolidated and Financial Products' portion of the Financial Position, but had no impact on the Machinery and Engines' portion. Furthermore, this change had no impact on the Results of Operations. All comparisons to first quarter 1996 and fourth quarter 1996 are with the reclassified amounts.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

     The Company has eight employee stock purchase plans administered outside the United States for our foreign employees. Those plans have approximately 1,684 participants in the aggregate. During the First Quarter of 1997, a total of 43,045 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Caterpillar Inc. was held on April 9, 1997, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposal described below. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                        Shares
                        Voted           Shares
                        "For"         "Withheld"

L. H. Affinito       149,033,737      6,192,784
D. V. Fites          149,066,487      6,160,034
D. R. Goode          149,180,086      6,046,435
J. I. Smith          149,177,907      6,048,614


     The appointment of Price Waterhouse LLP as independent auditor was approved by the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                 Shares             Not
     "FOR"             "AGAINST"            "ABSTAINING"         Voted

   154,389,058          490,938               346,525              0

The stockholder proposal requesting the Board of Directors to establish guidelines regarding investments in certain countries was defeated with the following vote:

     Shares              Shares                                  Shares
     Voted               Voted                 Shares             Not
     "FOR"             "AGAINST"            "ABSTAINING"         Voted

   6,149,340          122,353,086           11,086,069        15,638,026

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit No.              Description

             27                    Financial Data Schedule


     (b) Two reports on Form 8-K, January 21, 1997 and February 13, 1997, were filed during the quarter ending March 31, 1997, both pursuant to Item 5 of that form. An additional Form 8-K was filed on April 15, 1997 pursuant to Item 5. No financial statements were filed as part of those reports.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: April 30, 1997             By:     /s/ D. R. Oberhelman
                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer

Date: April 30, 1997             By:     /s/ R. R. Atterbury III
                                     R. R. Atterbury III, Secretary

                              EXHIBIT INDEX



Exhibit
Number                     Description

  27                       Financial Data Schedule