Form 10-K405/A
period 1996-12-31
CATERPILLAR INC
filed 1997-05-29
CIK 18230

                       SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C.  20549



                                   FORM 11-K



(Mark One)

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the Fiscal Year Ended November 30, 1996


                                       OR



[   ]     TRANSITION REPORT PURSUANT TO SECTION 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____ to _____



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

     CATERPILLAR INC.
     EMPLOYEES' INVESTMENT PLAN
     FINANCIAL STATEMENTS
     AND ADDITIONAL INFORMATION
     NOVEMBER 30, 1996 AND 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------


May 12, 1997

To the Participants, Investment
Plan Committee and Benefits Funds
Committee of the Caterpillar Inc.
Employees' Investment Plan


In our opinion, the accompanying statements of net assets available for plan benefits of the Caterpillar Inc. Employees' Investment Plan and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits at November 30, 1996 and 1995, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

Schedule I that accompanies the Plan's financial statements does not disclose the historical cost of certain plan assets held by the Plan trustee. Disclosure of this information is required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974.

/s/ PRICE WATERHOUSE LLP

Peoria, Illinois


                                                                                                                          EXHIBIT A
                                                                                                                          ---------


                                                                                     CATERPILLAR INC.
                                                                                     ----------------
                                                                                EMPLOYEES' INVESTMENT PLAN
                                                                                --------------------------

                                                        STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                        -------------------------------------------------------------------------
                                                                                    NOVEMBER 30, 1996
                                                                                    -----------------
                                                                                    (Dollars in 000's)

                                                                                     Fund  Information
                                                  ----------------------------------------------------------------------------------
                                                          PART 1                                  PART  2
                                                  -------------------------   ------------------------------------------------------
                                                                                               Preferred Group of Mutual Funds
                                                  Caterpillar    Government   Caterpillar  -----------------------------------------
                                                     Common      Short-term      Common      Stable
                                                     Stock       Investment      Stock      Principal   Short-term   Money
                                                     Fund           Fund          Fund        Fund      Government   Market
                                                     ----           ----          ----        ----      ----------  -------
Investments, at fair value (Notes 2 and 4):
  Cash and cash equivalent                        $        35    $            $             $           $           $
  Caterpillar Inc. common stock, 9,654,981
   shares                                             763,950
  Collective Government Short-Term Investment
   Fund                                                              12,649
  Registered investment companies
  Investment in Master Trust Net Assets                                           157,656      74,392       11,381   77,692
                                                  -----------    ----------   -----------   ---------   ----------  -------
     Total cash and investments                       763,965        12,649       157,656      74,392       11,381   77,692

Employer and participant contributions receivable       4,805           107
Dividends receivable                                       10            53
Transfers payable to EIP II                            (3,876)          (28)
                                                  -----------    ----------   -----------   ---------   ----------- -------

     Total net assets                             $   764,924    $   12,781   $   157,656   $  74,392   $    11,381 $77,692
                                                  ===========    ==========   ===========   =========   =========== =======

                                                                  Fund Information
                                                           -------------------------------
                                                                       PART 2
                                                           -------------------------------
                                                           Preferred Group of Mutual Funds
                                                           -------------------------------
                                                            Value            International
                                                            -----            -------------
Investments, at fair value (Notes 2 and 4):
  Cash and cash equivalents                                $                 $
  Caterpillar Inc. common stock, 9,654,981
   shares
  Collective Government Short-Term Investment
   Fund
  Registered investment companies
  Investment in Master Trust Net Assets                     151,276                 72,709
                                                            --------          ------------

     Total cash and investments                             151,276                 72,709

Employer and participant contributions receivable
Dividends receivable
Transfers payable to EIP II
                                                           --------          -------------

     Total net assets                                      $151,276          $      72,709
                                                           ========          =============

                                                                            Fund Information
                                                  ------------------------------------------------------------------
                                                                                 PART 2
                                                  ------------------------------------------------------------------
                                                          Preferred Group of Mutual Funds
                                                  ---------------------------------------------
                                                                                                              Self-
                                                                  Asset      Fixed      Small      Loan     Directed
                                                   Growth      Allocation    Income      Cap       Fund       Fund       Total
                                                   ------      ----------    ------     -----      ----     --------     -----
Investments at fair value (Notes 2 and 4):
  Cash and cash equivalents                       $            $            $          $          $          $         $       35
  Caterpillar Inc. common stock, 9,654,981
    shares                                                                                                                763,950
  Collective Government Short-Term Investment
    Fund                                                                                                                   12,649
  Registered investment companies                                                                             8,987         8,987
  Investment in Master Trust Net Assets              161,657       42,112     20,330     14,653     14,477                798,335
                                                  ----------   ----------   --------   --------   --------   ------    ----------

     Total cash and Investments                      161,657       42,112     20,330     14,653     14,477    8,987     1,583,956

Employer and participant contribution receivable                                                                            4,912
Dividends receivable                                                                                                           63
Transfers payable to EIP II                                                                                                (3,904)
                                                  ----------   ----------   --------   --------   --------   ------    ----------

                                                  $  161,657   $   42,112   $ 20,330   $ 14,653   $ 14,477   $8,987    $1,585,027
                                                  ==========   ==========   ========   ========   ========   ======    ==========
     Total net assets

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

                                                                           Fund Information
                                      ------------------------------------------------------------------------------------------
                                              PART 1                                     PART 2
                                      ---------------------- -------------------------------------------------------------------

                                      Caterpillar            Caterpillar Guaranteed              Preferred Group of Mutual Funds
                                        Common    Government   Common    Investment    Stable    -------------------------------
                                         Stock    Securities    Stock     Contract    Principal  Short-term     Money
                                         Fund        Fund       Fund        Fund        Fund     Government    Market      Value
                                         ----        ----       ----        ----        ----     ----------    -------     -----
Cash                                   $     22   $   195     $          $            $            $           $          $
Investments, at fair value (Notes 2
  and 4):
   Caterpillar Inc. common stock,
    9,942,402 shares                    610,215
   U.S. Government securities,
    129,523 units                                  11,923
   Investment in Master Trust
    Net Assets                                                 145,298                 65,325       9,621       53,550     104,976
                                       --------   -------     --------   ----------   -------      ------      -------    --------
      Total cash and investments        610,237    12,118      145,298                 65,325       9,621       53,550     104,976

Employer and participant contributions
  receivable                              5,248       160
Dividends receivable                      3,450
Other receivable/(payable)                1,272      (118)
                                       --------   -------     --------   ----------   -------      ------      -------    --------
      Total net assets                 $620,207   $12,160     $145,298   $        -   $65,325      $9,621      $53,550    $104,976
                                       ========   =======     ========   ==========   =======      ======      =======    ========

                                                               Fund Information
                                       ----------------------------------------------------------------
                                                                    PART 2
                                       ----------------------------------------------------------------
                                       Preferred Group of Mutual Funds
                                       ------------------------------------------
                                                                Asset      Fixed     Loan
                                       International  Growth  Allocation  Income     Fund      Total
                                       -------------  ------  ----------  -------    ----      -----
Cash                                     $           $         $          $        $         $      217
Investments, at fair value (Notes 2
  and 4):
   Caterpillar Inc. common stock,
    9,942,402 shares                                                                            610,215
   U.S. Government securities,
    129,523 units                                                                                11,923
   Investment in Master Trust
    Net Assets                            55,313      135,517   29,097     19,480   12,389      630,566
                                         -------     --------  -------    -------  -------   ----------
      Total cash and investments          55,313      135,517   29,097     19,480   12,389    1,252,921

Employer and participant contributions
  receivable                                                                                      5,408
Dividends receivable                                                                              3,450
Other receivable/(payable)                                                                        1,154
                                         -------     --------  -------    -------  -------   ----------
      Total net assets                   $55,313     $135,517  $29,097    $19,480  $12,389   $1,262,933
                                         =======     ========  =======    =======  =======   ==========

                      (See notes to financial statements)

                                                                       EXHIBIT B
                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

   STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
   ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                     FOR THE YEAR ENDED NOVEMBER 30, 1996
                     ------------------------------------
                              (Dollars in 000's)

                                                                        Fund Information
                               -----------------------------------------------------------------------------------------------------
                                        PART 1                                             PART 2
                               ------------------------   --------------------------------------------------------------------------
                                                                                      Preferred Group of Mutual Funds
                               Caterpillar   Government   Caterpillar   ------------------------------------------------------------
                                 Common      Short-Term     Common       Stable
                                  Stock      Investment      Stock      Principal   Short-term    Money
                                  Fund          Fund         Fund         Fund      Government    Market     Value     International
                               -----------   ----------   -----------   ---------   ----------   --------   --------   -------------
Contributions:
  Participant (Note 1)          $  43,404     $ 1,803      $  2,788      $ 3,348     $   609     $  2,403   $  7,716      $ 5,816
  Employer (Notes 1 and 2)         25,222
                                ---------     -------      --------      -------     -------     --------   --------      -------
                                   68,626       1,803         2,788        3,348         609        2,403      7,716        5,816
                                ---------     -------      --------      -------     -------     --------   --------      -------
Investment income:-
  Interest                             84         825
  Dividends                        14,548
  Net appreciation
   (depreciation) in fair
   value of:
    Common stock                  175,389
    Government obligations                       (180)
    Registered investment
     companies
Plan interest in net
 investment income of
 Master Trust (Note 4)                                       41,040        3,849         544        2,978     30,918       10,214
                                ---------     -------      --------      -------     -------     --------   --------      -------
      Net investment income       190,021         645        41,040        3,849         544        2,978     30,918       10,214
                                ---------     -------      --------      -------     -------     --------   --------      -------
Withdrawals                       (66,096)     (1,264)       (6,181)      (4,982)     (1,064)     (11,717)    (3,685)      (1,724)
Transfers from other
 plans, net                                                      68          106           6           96         72           52
Interfund transfers, net          (47,834)       (563)      (25,357)       6,746       1,665       30,382     11,279        3,038
                                ---------     -------      --------      -------     -------     --------   --------      -------
      Withdrawals and
       transfers, net            (113,930)     (1,827)      (31,470)       1,870         607       18,761      7,666        1,366
                                ---------     -------      --------      -------     -------     --------   --------      -------
Increase in net assets            144,717         621        12,358        9,067       1,760       24,142     46,300       17,396
Net assets:
  Beginning of year               620,207      12,160       145,298       65,325       9,621       53,550    104,976       55,313
                                ---------     -------      --------      -------     -------     --------   --------      -------
  End of year                   $ 764,924     $12,781      $157,656      $74,392     $11,381     $ 77,692   $151,276      $72,709
                                =========     =======      ========      =======     =======     ========   ========      =======


                                                                        Fund Information
                                        ------------------------------------------------------------------------------
                                                                             PART 2
                                        ------------------------------------------------------------------------------
                                        Preferred Group of Mutual Funds
                                        -----------------------------------------
                                                                                                 Self-
                                                     Asset       Fixed     Small        Loan    Directed
                                         Growth    Allocation   Income     Cap          Fund      Fund        Total
                                        --------   ----------   -------   -------      ------- -----------  ----------
Contributions:
  Participant (Note 1)                  $ 11,975    $ 2,861     $ 1,321   $   853      $         $          $   84,897
  Employer (Notes 1 and 2)                                                                                      25,222
                                        --------    -------     -------   -------      -------   ------     ----------
                                          11,975      2,861       1,321       853                              110,119
                                        --------    -------     -------   -------      -------   ------     ----------
Investment income:-
  Interest                                                                                                         909
  Dividends                                                                                                     14,548
  Net appreciation
   (depreciation) in fair
   value of:
    Common stock                                                                                               175,389
    Government obligations                                                                                        (180)
    Registered investment
     companies                                                                                      494            494
Plan interest in net
 investment income of
 Master Trust (Note 4)                    24,634      6,327         896     1,506        1,133                 124,039
                                        --------    -------     -------   -------      -------   ------     ----------
      Net investment income               24,634      6,327         896     1,506        1,133      494        315,199
                                        --------    -------     -------   -------      -------   ------     ----------
Withdrawals                               (3,934)    (1,368)     (1,365)     (231)        (222)               (103,833)
Transfers from other
 plans, net                                  122         28          23                     36                     609
Interfund transfers, net                  (6,657)     5,167         (25)   12,525        1,141    8,493
                                        --------    -------     -------   -------        ------- ------     ----------
      Withdrawals and
       transfers, net                    (10,469)     3,827      (1,367)   12,294          955    8,493       (103,224)
                                        --------    -------     -------   -------        ------- ------     ----------
Increase in net assets                    26,140     13,015         850    14,653        2,088    8,987        322,094
Net assets:
  Beginning of year                      135,517     29,097      19,480                 12,389               1,262,933
                                        --------    -------     -------   -------      -------   ------     ----------
  End of year                           $161,657    $42,112     $20,330   $14,653      $14,477   $8,987     $1,585,027
                                        ========    =======     =======   =======      =======   ======     ==========

                      (See notes to financial statements)

                                CATERPILLAR INC.
                                ----------------

                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------

                      FOR THE YEAR ENDED NOVEMBER 30, 1995
                      ------------------------------------
                               (Dollars in 000's)


                                                                                     Fund Information
                               -----------------------------------------------------------------------------------------------------
                                       PART 1                                                              PART 2
                               ----------------------  -----------------------------------------------------------------------------
                               Caterpillar             Caterpillar  Guaranteed                             Preferred Group of Mutual
                                 Common    Government    Common     Investment  Stable    ------------------------------------------
                                  Stock    Securities     Stock      Contract  Principal  Short-term   Money
                                  Fund       Fund         Fund        Fund       Fund     Government  Market  Value    International
                               ----------- ----------  -----------  ---------- ---------  ---------- ------- --------  -------------

Contributions:
  Participant (Note 1)          $ 39,057     $ 2,116     $ 2,584      $         $ 3,875    $   671   $ 2,304 $  6,054     $ 6,132
  Employer (notes 1 and 2)        23,167
                                --------     -------     --------    --------   -------    -------   ------- --------     -------
                                  62,224       2,116       2,584                  3,875        671     2,304    6,054       6,132
                                --------     -------     --------    --------   -------    -------   ------- --------     -------
Investment income:-
  Interest                                       607
  Dividends                       12,818
  Net appreciation in fair
    value of:
      Common stock                75,091
      Government obligations                      51
  Plan interest in net
    investment income of
    Master Trust (Note 4)                                  21,677         120     5,327        790     2,939   26,880       2,422
                                --------     -------     --------    --------   -------    -------   ------- --------     -------
    Net investment income         87,909         658       21,677         120     5,327        790     2,939   26,880       2,422
                                --------     -------     --------    --------   -------    -------   ------- --------     -------
Withdrawals                      (54,428)     (1,142)      (7,022)       (119)   (3,731)      (429)   (6,105)  (2,079)     (1,676)
Return of contributions
  (Note 4)                                                 (1,003)               (1,689)      (152)     (905)  (1,770)       (995)
Transfers from other
 plans, net                                                    67          36       105         53        32      116          29
Interfund transfers, net         (32,225)       (376)       9,544     (21,752)   12,290       (570)   14,168    8,797      (9,541)
                                --------     -------     --------    --------   -------    -------   ------- --------     -------
    Withdrawals and
      transfers, net             (86,653)     (1,518)       1,586     (21,835)    6,975     (1,098)    7,190    5,064     (12,183)
                                --------     -------     --------    --------   -------    -------   ------- --------     -------
Increase (decrease) in
  net assets                      63,480       1,256       25,847     (21,715)   16,177        363    12,433   37,998      (3,629)
Net assets:
  Beginning of year              556,727      10,904      119,451      21,715    49,148      9,258    41,117   66,978      58,942
                                --------     -------     --------    --------   -------    -------   ------- --------     -------
  End of year                   $620,207     $12,160     $145,298    $      -   $65,325    $ 9,621   $53,550 $104,976     $55,313
                                ========     =======     ========    ========   =======    =======   ======= ========     =======



                               --------------------------------------

                               --------------------------------------

                               Funds
                               -----------------------------
                                            Asset     Fixed    Loan
                                Growth   Allocation  Income    Fund       Total
                               --------  ----------  -------  -------  ----------
Contributions:
  Participant (Note 1)         $ 10,846   $  2,066   $ 1,186  $        $   76,891
  Employer (notes 1 and 2)                                                 23,167
                               --------   --------   -------  -------  ----------
                                 10,846      2,066     1,186              100,058
                               --------   --------   -------  -------  ----------
Investment income:-
  Interest                                                                    607
  Dividends                                                                12,818
  Net appreciation in fair
    value of:
      Common stock                                                         75,091
      Government obligations                                                   51
  Plan interest in net
    investment income of
    Master Trust (Note 4)        30,072      6,512     2,349      858      99,946
                               --------   --------   -------  -------  ----------
    Net investment income        30,072      6,512     2,349      858     188,513
                               --------   --------   -------  -------  ----------
Withdrawals                      (2,202)    (1,136)     (653)    (106)    (80,828)
Return of contributions
  (Note 4)                       (2,389)      (354)     (238)              (9,495)
Transfers from other
 plans, net                         139         21         1       15         614
Interfund transfers, net          7,996      4,712     5,071    1,886
                               --------    -------   -------  -------  ----------
    Withdrawals and
      transfers, net              3,544      3,243     4,181    1,795     (89,709)
                               --------    -------   -------  -------  ----------
Increase (decrease) in
  net assets                     44,462     11,821     7,716    2,653     198,862
Net assets:
  Beginning of year              91,055     17,276    11,764    9,736   1,064,071
                               --------    --------  -------  -------  ----------
  End of year                  $135,517    $29,097   $19,480  $12,389  $1,262,933
                               ========    =======   =======  =======  ==========

                      (See notes to financial statements)

                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 1 - PLAN DESCRIPTION:
--------------------------

The following description of the Caterpillar Inc. Employees' Investment Plan (the Plan) provides only general information. Employees should refer to the Plan agreement for a more complete description of the Plan's provisions.

General
-------

The Plan is a defined contribution plan established by Caterpillar Inc. (the Company) to enable eligible employees of the Company and its subsidiaries (the employers) which adopt the Plan to accumulate funds.

Participation
-------------

Generally, employees of participating employer companies, other than those employed under collective bargaining agreements, who meet certain age, service and citizenship or residency requirements are eligible to participate in the plan. Participation commences upon an eligible employee's filing of an application with the Investment Plan Committee. Participating eligible employees (the participants) may acquire ownership interests in the Company through purchases of its common stock (Part 1). Additionally, the participants may elect to defer a portion of their compensation until retirement under the Special Investment Supplement of the Plan (Part 2).

Participant accounts
--------------------

Accounts are maintained separately for Part 1 and Part 2 for each participant. The participant's separate account under Part 1 is credited with the participant's contribution, the employer's contribution and an allocation of Plan earnings. The participant's account under Part 2 of the Plan is credited with the participant's contribution as defined below and an allocation of Plan earnings. Allocations of earnings are based on participant account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's accounts.

Loan provisions
---------------

The Plan provides for participant loans against eligible participants' Part 2 separate account balances. Eligible employees obtain participant loans by filing a loan application with the Company and receiving approval thereof. Loan amounts are generally limited to the lesser of $50,000 or 50% of the individual participant's account balance, within certain regulatory restrictions. Loan repayment terms may range from 6 to 117 months depending on the type of loan and bear interest at the prime interest rate plus 1% rounded to the nearest whole per cent. Repayments, including interest, are made through after-tax payroll deductions and are credited to the individual participant's account balance. Loan transactions are treated as a transfer to (from) the applicable investment fund (from) to the Loan fund.

Contributions
-------------

 Part 1 -

Participant contributions are made through after-tax payroll deductions based on a percentage (2%-6%) of total earnings as elected by the employee. Participants with 25 or more years of service with the employers may contribute an additional 1%-4% of earnings.

Employer contributions are 50%, 66-2/3% or 80% of participant contributions (up to 6% of earnings) based on the participant's years of service.

 Part 2 -

Participant contributions are made through a pretax compensation deferral as elected by the participants and are contributed to the Plan by the employer. During 1996, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1996) for participants earning in excess of $65,000 or (b) $9,500 for participants earning less than $65,000.

During 1995, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,240 in 1995) for participants earning in excess of $62,345 or (b) $9,240 for participants earning less than $62,345.

Investment programs
-------------------

 Part 1 -

Employer contributions are invested entirely in Caterpillar Inc. common stock. Participants may elect to have their contributions invested as follows: (1) 100% in Caterpillar Inc. common stock or (2) 50% in Caterpillar Inc. common stock and 50% a Collective Government Short-Term Investment Fund (which replaced the government securities fund option available in 1995). The Collective Government Short-Term Investment Fund is managed by The Northern Trust Company.

 Part 2 -

Participants may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information. In 1996, a self-directed fund option was added to allow participants to invest in various other mutual funds outside of the Preferred Group of Mutual Funds. Contributions to and withdrawals from this self-directed fund occur through transfers to/from other elected funds. State Street Bank serves as custodian for funds invested through this self-directed fund option.

Interfund transfers
-------------------

Transfers of assets between investment funds are recorded on a net basis in the statement of changes in net assets available for plan benefits with fund information.

Vesting and distribution provisions
-----------------------------------

 Part 1 -

Participants are fully vested at all times in Caterpillar Inc. common stock or government securities purchased with participant contributions.

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

While an employee, a participant may elect to withdraw all participant purchased shares of common stock, his share of the government short-term investment fund and all earnings on participant contributions as provided by the Plan. Employer contributions may also be withdrawn based on vested status as provided by the Plan. Upon termination of employment, participants may elect (with spousal consent, if applicable) to receive their shares by immediate distribution or a deferred distribution. If termination is due to retirement or disability, participants may elect (with spousal consent, if applicable) various annuity payments.

 Part 2 -

Participants are fully vested in their participant contributions. Upon termination of employment for any reason, including death, retirement or total and permanent disability, or upon Plan termination, the balance or balances in participants' accounts are distributable.

Administration
--------------

The Plan is administered by the Investment Plan Committee, which is responsible for nonfinancial matters, and the Benefits Funds Committee, which is responsible for financial aspects of the Plan. Caterpillar Inc. and the Benefit Funds Committee have entered into trust agreements with The Northern Trust Company to receive contributions, administer the assets of the Plan and distribute withdrawals pursuant to the Plan. Prior to 1996, The First National Bank of Chicago was the trustee for EIP Part 1.

Plan termination
----------------

In the event the Plan is terminated or partially terminated, each participant in
Part 1 shall also have a fully vested interest in the assets attributable to employer contributions.

Federal income tax status
-------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT
-------------------------------
         ACCOUNTING POLICIES:
         --------------------

Basis of accounting
-------------------

The Plan's accounts are maintained on the accrual basis of accounting.

Investments
-----------

The Plan's investments are stated at fair value. The Caterpillar Inc. common stock and the U.S. Government securities are valued at quoted market prices.
The fair value of the Plan's investment in the Collective Government Short-Term Investment Fund and the 401(k) Master Trust (Note 4) is based upon the beginning of the year value of the Plan's investment plus actual contributions, transfers and allocated investment income less actual withdrawals. Income from investments is recorded as earned.

Contributions
-------------

Beginning in 1996, contributions to the Caterpillar Common Stock Fund under Part 1 of the Plan are made directly to the trust and shares are immediately purchased by the trust on the open market. In 1995, participant contributions to the Caterpillar Common Stock Fund under Part 1 of the Plan were made in-kind, as shares of Caterpillar Inc. common stock in the amount of such contributions were purchased by the Company on the open market and transferred to the Plan. All in-kind contributions were recorded at fair value.

Administrative expenses
-----------------------

Trustee fees and certain investment and administrative costs are paid by the Company.

Use of estimates in the preparation
-----------------------------------
of financial statements
-----------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities, income and benefit payments. Actual results could differ from those estimates. The Company believes the techniques and assumptions used in establishing these amounts are appropriate.

NOTE 3 - UNIT VALUES:
---------------------

Part 2 of the Plan assigns units to participants directing investments to any of the Preferred Group of Mutual Funds and the Caterpillar Common Stock Fund. The unit values assigned by the Plan reflect the current values of the individual funds. Total units held (in thousands) by the Plan and their respective unit values at each month end are shown on the following page.

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------


                              NOTE 3 - UNIT VALUES
                              --------------------

                               NOVEMBER 30, 1996
                               -----------------
                                (units in 000's)



                           1 9 9 5                                             1  9  9  6
                           -------     ------------------------------------------------------------------------------------------
                           December  January  February  March   April    May     June    July   August  September  October  November
                           --------  -------  --------  -----   -----    ---     ----    ----   ------  ---------  -------  --------
Caterpillar Common
Stock Fund:
  Units                       6.504    6,169     5,447   5,501   5,909   5,882   6,040   6,251   5,771      5,488    6,090     5,633
  Unit value                  21.20    23.09     23.93   24.33   22.94   23.47   24.19   23.55   24.56      26.76    24.49     27.99
Preferred Group of
Mutual Funds:
 Stable Principal Fund:
  Units                       6,665    6,779     7,140   7,169   7,031   7,070   7,017   6,857   7,100      7,383    7,250     7,439
  Unit value                  10.00    10.00     10.00   10.00   10.00   10.00   10.00   10.00   10.00      10.00    10.00     10.00
Money Market -
  Units                      53,515   55,190    59,649  59,501  55,409  56,420  56,511  55,487  64,365     72,390   67,921    77,693
  Unit value                   1.00     1.00      1.00    1.00    1.00    1.00    1.00    1.00    1.00       1.00     1.00      1.00
Short-term Govern-
ment -
  Units                         970      981     1,042   1,055   1,039   1,022     977     984   1,064      1,088    1,079     1,155
  Unit value                   9.87     9.90      9.82    9.79    9.76    9.73    9.76    9.73    9.73       9.76     9.82      9.85
  Value -
  Units                       7,209    7,318     7,637   7,788   7,735   7,831   7,789   7,761   7,842      7,864    7,877     8,008
  Unit value                  15.02    15.53     15.85   16.13   16.37   16.69   16.65   16.03   16.67      17.49    18.05     18.89
 Growth -
  Units                       7,882    8,014     7,942   8,046   7,979   7,964   7,990   8,139   8,186      8,073    8,033     7,890
  Unit value                  16.90    16.89     17.62   17.60   18.57   19.02   18.52   16.87   17.75      19.14    19.00     20.49
 International -
  Units                       4,468    4,581     4,636   4,714   4,868   4,968   4,900   4,853   4,936      5,014    4,941     5,014
  Unit value                  12.55    12.52     12.95   13.19   13.72   13.74   13.72   13.35   13.59      13.69    13.82     14.50
 Asset Allocation
  Units                       2,463    2,545     2,808   2,894   2,855   2,802   2,808   2,795   2,829      2,844    2,806     2,949
  Unit value                  12.45    12.78     12.74   12.68   12.70   12.87   12.88   12.55   12.65      13.10    13.48     14.28
 Fixed Income -
  Units                       1,909    1,982     2,185   2,189   2,093   1,926   1,852   1,878   1,964      1,959    1,856     1,953
  Unit value                  10.58    10.59     10.35   10.21   10.09   10.02   10.09   10.06    9.99      10.11    10.28     10.41
 Small Cap -
  Units                                  431       619     664     923   1,307   1,255   1,254   1,217      1,248    1,204     1,194
  Unit value                           10.43     10.63   10.92   11.55   11.98   11.25   10.58   11.04      11.61    11.55     12.27

NOTE 4 - MASTER TRUST:
----------------------

Under a Master Trust agreement with The Northern Trust Company (the Trustee),
Part 2 of the Caterpillar Inc. Employees' Investment Plan (EIP 2), the Solar Turbines Incorporated Savings and Investment Plan and the Caterpillar Inc. Tax Deferred Savings Plan pool their investments in the Caterpillar Inc. 401(k) Master Trust (the Master Trust) in exchange for a percentage of participation in the Trust.

The Master Trust invests in the Preferred Group of Mutual Funds, registered investment companies which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of the Company. The Preferred Group of Mutual Funds is comprised of the following:

      Preferred Stable Principal Fund
      Preferred Short-Term Government Fund    Preferred Value Fund
      Preferred Growth Fund                   Preferred Fixed Income Fund
      Preferred Money Market Fund             Preferred International Fund
      Preferred Asset Allocation Fund         Preferred Small Cap Fund

CIML manages the Preferred Short-Term Government Fund and the Preferred Small Cap Fund. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the November 30, 1996 and 1995 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At November 30, 1996 and 1995, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                            1996    1995
                                           ------  ------

   Caterpillar Inc. Common Stock Fund      86.41%  87.07%
   Preferred Stable Principal Fund         70.95%  68.29%
   Preferred Short-Term Government Fund    76.97%  75.04%
   Preferred Money Market Fund             85.58%  84.56%
   Preferred Value Fund                    81.47%  80.95%
   Preferred International Fund            85.44%  84.77%
   Preferred Growth Fund                   81.37%  81.60%
   Preferred Asset Allocation Fund         86.84%  86.80%
   Preferred Fixed Income Fund             88.10%  87.44%
   Preferred Small Cap Fund                86.35%      0%
   Loan Fund                               71.93%  78.64%

Investment valuation
--------------------

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

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 13 through 16 for analyses of the net assets and changes in net assets of the Master Trust as of November 30, 1996 and 1995.

Return of contributions
-----------------------

These amounts represent contributions made by certain participants in EIP 2 from 1989 through 1994 which exceeded the allowable amount as defined by the Internal Revenue Code and were subsequently returned to the respective participants with earnings thereon.

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------
                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                              (Dollars in 000's)

                                                                               Preferred Group of Mutual Funds

                                                       -----------------------------------------------------------------------------
                                        Caterpillar
                                          Common        Stable
                                          Stock        Principal   Short-term   Money                                       Asset
                                          Fund           Fund      Government  Market     Value   International  Growth   Allocation
                                        -----------    ---------   ----------  -------    -----   -------------  ------   ----------
Investments, at fair value
  Cash and cash equivalents             $ 10,453     $           $           $         $         $             $         $
  Common stock                           167,535
  Registered investment
   companies                                          104,333        14,706     90,561   184,668      84,269     197,146     48,053
  Participant loans
                                        --------     --------    ----------  ---------  --------  ----------   ---------  ---------
     Total investments                   177,988      104,333        14,706     90,561   184,668      84,269     197,146     48,053


Dividend and interest receivable              28
Transfers receivable from EIP 1            3,876                                    28
Contributions receivable                     453          436            69        445       870         592       1,260        297
Other receivable/(payable), net              103           89            10       (256)      149         239         261        146
                                        --------     --------    ----------  ---------  --------  ----------   ---------  ---------
     Net assets                         $182,448     $104,858       $14,785    $90,778  $185,687     $85,100    $198,667   $ 48,496
                                        ========     ========    ==========  =========  ========  ==========   =========  =========

                                 Preferred Group of Mutual Funds
                                      -------------------

                                        Fixed        Small         Loan
                                       Income         Cap          Fund          Total
                                      -------        -----         ----          -----
Investments, at fair value
  Cash and cash equivalents           $             $            $              $ 10,453
  Common stock                                                                   167,535
  Registered investment
   companies                           22,954        16,772                      763,462
  Participant loans                                                20,797         20,797
                                      -------       -------      --------       --------
     Total investments                 22,954        16,772        20,797        962,247

Dividend and interest receivable                                                      28
Transfers receivable from EIP 1                                                    3,904
Contributions receivable                  132           127                        4,681
Other receivable/(payable), net           (10)           72          (670)           133
                                      -------       -------      --------       --------
     Net assets                       $23,076       $16,971      $ 20,127       $970,993
                                      =======       =======      ========       ========

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               NOVEMBER 30, 1995
                               -----------------
                              (Dollars in 000's)

                                    Caterpillar    Guaranteed                            Preferred Group of Mutual Funds
                                      Common       Investment     Stable      ----------------------------------------------------
                                      Stock         Contract     Principal    Short-term     Money
                                       Fund           Fund         Fund       Government     Market       Value      International
                                       ----           ----         ----       ----------     ------       -----      -------------
Investments, at fair value:
  Common stock                       $ 158,249      $             $            $            $           $               $
  Registered investment companies                                                12,678       62,111      128,670         64,657
  Common trust funds                     3,477                       9,770
  Corporate bonds and other                                          1,997
  Government obligations                                            39,221
  Participant loans
                                     ---------      --------      --------     --------     --------    ---------       --------
                                       161,726                      50,988       12,678       62,111      128,670         64,657

Investment contracts with
 insurance companies, at contract
 value                                                              43,896
                                     ---------      --------      --------     --------     --------    ---------       --------

      Total investments                161,726                      94,884       12,678       62,111      128,670         64,657

Dividend and interest receivable            27                         242           63          282
Transfers receivable from EIP 1          1,357                                                     9
Contributions receivable                   397                         424           70          244          649            552
Other receivable/(payable), net          3,377                         108           10          678          369             40
                                     ---------      --------      --------     --------     --------    ---------       --------

      Net assets                     $ 166,884      $     -       $ 95,658     $ 12,821     $ 63,324    $ 129,688       $ 65,249
                                     =========      ========      ========     ========     ========    =========       ========


                                      Preferred Group of Mutual Funds
                                    ----------------------------------
                                                   Asset        Fixed        Loan
                                     Growth      Allocation     Income       Fund        Total
                                     ------      ----------     ------       ----        -----
Investments, at fair value:
  Common stock                      $             $            $           $           $ 158,249
  Registered investment companies     164,533       33,303       21,950                  487,902
  Common trust funds                                                                      13,247
  Corporate bonds and other                                                                1,997
  Government obligations                                                                  39,221
  Participant loans                                                          15,755       15,755
                                    ---------     --------     --------    --------    ---------
                                      164,533       33,303       21,950      15,755      716,371

Investment contracts with
 insurance companies, at contract
 value                                                                                    43,896
                                    ---------     --------     --------    --------    ---------

      Total investments               164,533       33,303       21,950      15,755      760,267

Dividend and interest receivable                                    106                      720
Transfers receivable from EIP 1                                                            1,366
Contributions receivable                1,138          233          128                    3,835
Other receivable/(payable), net           397          (15)          95                    5,059
                                    ---------     --------     --------    --------    ---------

      Net assets                    $ 166,068     $ 33,521     $ 22,279    $ 15,755    $ 771,247
                                    =========     ========     ========    ========    =========

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------

                     FOR THE YEAR ENDED NOVEMBER 30, 1996
                     ------------------------------------
                              (Dollars in 000's)

                                                                          Preferred Group of Mutual Funds
                                                ------------------------------------------------------------------------------------

                                   Caterpillar
                                     Common      Stable
                                      Stock     Principal  Short-term  Money                                      Asset     Fixed
                                      Fund        Fund     Government  Market   Value   International  Growth   Allocation  Income
                                      ----        ----     ---------   ------   -----   -------------  ------   ----------  ------

Investment income:-
 Interest                           $    347     $            $        $        $            $          $        $          $
 Dividends                             3,633
 Net appreciation in fair value of:
  Common stock                        43,310
  Registered investment companies                   5,528         723    3,508    38,004      11,951      30,129   7,308      1,021
                                    --------     --------     -------  -------  --------     -------    -------- -------    -------
     Net investment income            47,290        5,528         723    3,508    38,004      11,951      30,129   7,308      1,021
                                    --------     --------     -------  -------  --------     -------    -------- -------    -------

Contributions to all plans             5,017        6,060         969    3,720    10,170       7,538      15,965   3,759      1,864
                                    --------     --------     -------  -------  --------     -------    -------- -------    -------
Withdrawals from all plans            (7,456)      (7,311)     (1,202) (12,391)   (4,908)     (2,015)     (5,228) (1,702)    (1,481)
                                    --------     --------     -------  -------  --------     -------    -------- -------    -------
Transfers from EIP 1                  47,834                               563
                                    --------     --------     -------  -------  --------     -------    -------- -------    -------
Interfund transfers, net             (77,121)       4,923       1,474   32,054    12,733       2,377      (8,267)  5,610       (607)
                                    --------     --------     -------  -------  --------     -------    -------- -------    -------

Increase in assets for the year       15,564        9,200       1,964   27,454    55,999      19,851      32,599  14,975        797

Net assets:
  Beginning of year                  166,884       95,658      12,821   63,324   129,688      65,249     166,068  33,521     22,279
                                    --------     --------     -------  -------  --------     -------    -------- -------    -------

  End of year                       $182,448     $104,858     $14,785  $90,778  $185,687     $85,100    $198,667 $48,496    $23,076
                                    ========     ========     =======  =======  ========     =======    ======== =======    =======

                                      Preferred Group of Mutual Funds
                                      -------------------------------

                                                              Small        Loan
                                                               Cap         Fund     Total
                                                              -----        ----     -----
Investment income:-
 Interest                                                     $           $ 1,489   $  1,836
 Dividends                                                                             3,633
 Net appreciation in fair value of:
  Common stock                                                                        43,310
  Registered investment companies                               1,707                 99,879
                                                              -------     -------   --------
     Net investment income                                      1,707       1,489    148,658
                                                              -------     -------   --------

Contributions to all plans                                      1,157                 56,219
                                                              -------     -------   --------
Withdrawals from all plans                                       (240)       (431)   (44,365)
                                                              -------     -------   --------
Transfers from EIP 1                                                                  48,397
                                                              -------     -------   --------
Interfund transfers, net                                       14,347       3,314     (9,163)
                                                              -------     -------   --------
Increase in assets for the year                                16,971       4,372    199,746

Net assets:
  Beginning of year                                                        15,755    771,247
                                                              -------     -------   --------

  End of year                                                 $16,971     $20,127   $970,993
                                                              =======     =======   ========

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

            NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
            --------------------------------------------------------

                      FOR THE YEAR ENDED NOVEMBER 30, 1995
                      ------------------------------------
                               (Dollars in 000's)

                                                                              Preferred Group of Mutual Funds
                                                           ---------------------------------------------------------------------
                          Caterpillar Guaranteed
                            Common    Investment  Stable
                             Stock     Contract  Principal Short-term  Money                                    Asset     Fixed
                             Fund        Fund      Fund    Government  Market   Value  International  Growth  Allocation  Income
                          ----------- ---------- --------- ---------- ------- -------- ------------- -------- ---------- -------
Investment income:-
 Interest                  $    474   $   173    $ 5,610    $         $       $            $          $          $        $
 Dividends                    2,982
 Net appreciation in fair
 value of:
  Common stock               21,080
  Government obligations                           2,161
  Registered investment
   companies                                                  1,042     3,438    33,493      2,805      36,975     7,505    2,694
                           --------   -------    -------    -------   -------  --------    -------    --------   -------  -------

   Net investment income     24,536       173      7,771      1,042     3,438    33,493      2,805      36,975     7,505    2,694
                           --------   -------    -------    -------   -------  --------    -------    --------   -------  -------

Contributions to all plans    4,893                5,820        991     3,492     7,329      7,622      13,343     2,488    1,482
                           --------   -------    -------    -------   -------  --------    -------    --------   -------  -------
Withdrawals from all plans   (7,747)     (277)    (6,615)      (539)   (6,738)   (3,105)    (2,109)     (3,058)   (1,306)    (745)
                           --------   -------    -------    -------   -------  --------    -------    --------   -------  -------
Return of contributions      (1,003)              (1,689)      (152)     (905)   (1,770)      (995)     (2,389)     (354)    (238)
                           --------   -------    -------    -------   -------  --------    -------    --------   -------  -------
Transfers from EIP 1         32,225                                       376
                           --------   -------    -------    -------   -------  --------    -------    --------   -------  -------
Interfund transfers, net    (20,889)  (31,410)    17,961       (676)   15,688     9,325    (11,563)      8,807     5,217    5,442
                           --------   -------    -------    -------   -------  --------    -------    --------   -------  -------
Increase (decrease) in
 assets for the year         32,015   (31,514)    23,248        666    15,351    45,272     (4,240)     53,678    13,550    8,635
Net assets:
  Beginning of year         134,869    31,514     72,410     12,155    47,973    84,416     69,489     112,390    19,971   13,644
                           --------   -------    -------    -------   -------  --------    -------    --------   -------  -------
  End of year              $166,884   $     -    $95,658    $12,821   $63,324  $129,688    $65,249    $166,068   $33,521  $22,279
                           ========   =======    =======    =======   =======  ========    =======    ========   =======  =======

                             Loan
                             Fund   Total
                           ------- --------
Investment income:-
 Interest                  $ 1,075 $  7,332
 Dividends                            2,982
 Net appreciation in fair
 value of:
  Common stock                       21,080
  Government obligations              2,161
  Registered investment
   companies                         87,952
                           ------- --------

   Net investment income     1,075  121,507
                           ------- --------

Contributions to all plans           47,460
                           ------- --------
Withdrawals from all plans    (864) (33,103)
                           ------- --------
Return of contributions              (9,495)
                           ------- --------
Transfers from EIP 1                 32,601
                           ------- --------
Interfund transfers, net     2,098
                           ------- --------
Increase (decrease) in
 assets for the year         2,309  158,970
Net assets:
  Beginning of year         13,446  612,277
                           ------- --------
  End of year              $15,755 $771,247
                           ======= ========

                            ADDITIONAL INFORMATION
                            ----------------------

                                                                     SCHEDULE  I
                                                                     -----------



                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                               (Dollars in 000's)


  (a)                (b)                                   (c)                               (d)          (e)
             Identity of issue,            Description of investment, including
              borrower, lessor               maturity date, rate of interest,                           Current
              or similar party              collateral, par or maturity value               Cost         value
              ----------------              ---------------------------------               ----         -----
   *         Caterpillar Inc.       Common stock; 9,654,981 shares                         $368,198     $763,950
                                                                                           ========     ========

   *         Northern Trust         Collective Government Short-Term Investment Fund       $ 12,649     $ 12,649
                                                                                           ========     ========

   *         Caterpillar Inc.       401(k) Master Trust                                    $598,029     $798,335
                                                                                           ========     ========

             Alger                  Growth Portfolio; 7,592.19 units                                          76
             Babson                 Value Fund; 772.11 units                                                  30
             Baird                  Baron Asset Fund; 1,764.03 units                                          63
                                    Baron Growth and Income Fund; 1,293.33 units                              24
             Benham                 Global Gold Fund; 5,337.11 units                                          65
                                    Global Natural Resources Index; 463.62 units                               6
                                    American Century - Target Maturities Trust 2005
                                     Portfolio; 85.37 units                                                    5
             Berger                 Small Company Growth Fund; 2,765.68 units                                 12
                                    New Generation Fund; 88.57 units                                           1
             Brinson                Brandywine Fund; 1,192.12 units                                           41
             Bull & Bear            Gold Investment Limited; 1,269.82 units                                   17
             Cohen & Steers         Realty Shares; 438.86 units                                               18
             Colonial               Newport Tiger Fund Class A; 34.75 units                                    0
             Columbia               Real Estate Fund; 389.13 units                                             6
                                    Special Fund; 1,351.60 units                                              33
             Delaware Group         Delcap Fund; 31.62 units                                                   1
             Dreyfus                Aggressive Growth Fund; 1,039.82 units                                    20
                                    Large Company Fund; 863.26 units                                          17
                                    New Leaders Fund; 336.23 units                                            14
             Fidelity Advisor       Global B Fund; 832.29 units                                               22
             Focus Trust            Investment Fund; 516.98 units                                              7
             Founders               Blue Chip Fund; 7,782.06 units                                            66
                                    Fronteer Fund; 441.51 units                                               15
                                    Growth Fund;  1,865.61 units                                              33
                                    Discovery Fund; 496.52 units                                              13
                                    Passport Fund; 2,831.10 units                                             39
                                    Worldwide Fund; 1,894.57 units                                            42
             Franklin               Strategic Global Healthcare Fund; 49.95 units                              1
             GAM                    International Fund; 351.68 units                                           8
             Govett                 Smaller Company Fund; 57.62 units                                          1
             Guinness               Flight China Fund; 222.41 units                                            4
             John Hancock           Special Equity B Fund; 571.43 units                                       14
             Harbor                 Bond Fund; 2,556.07 units                                                 30
                                    International Fund; 15.83 units                                            1
                                    International Growth Fund; 171.70 units                                    3

                                  (Continued)

                                                                      SCHEDULE I
                                                                      ----------



                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                              (Dollars in 000's)


  (a)                (b)                                   (c)                               (d)          (e)
             Identity of issue,            Description of investment, including
              borrower, lessor               maturity date, rate of interest,                           Current
              or similar party              collateral, par or maturity value               Cost         value
              ----------------              ---------------------------------               ----         -----
             Harris Associates      Oakmark Fund; 2,989.00 units                           $            $    103
             Heartland Group        Small Cap Fund; 3,307.75 units                                            46
             Hotchkis & Wiley       International Fund; 6,116.13 units                                       136
             IAI Investments        Capital Appreciation Fund; 994.59 units                                   15
             Invesco                Strategic Gold Fund; 2,506.36 units                                       19
                                    Strategic Leisure Portfolio; 214.45 units                                  5
                                    Strategic Utility Portfolio; 412.88 units                                  5
                                    European Small Company Fund; 105.41 units                                  2
                                    International European Fund; 331.91 units                                  5
             Janus                  Janus Fund; 384.50 units                                                  11
                                    Growth and Income Fund; 2,376.50 units                                    51
                                    Worldwide Fund; 8,845.01 units                                           318
                                    Twenty Fund; 1,140.03 units                                               39
                                    Flexible Income Fund; 2,203.90 units                                      22
                                    Olympus Fund; 193.05 units                                                 3
                                    Enterprise Fund; 308.45 units                                             10
                                    Overseas Fund; 10,584.54 units                                           163
                                    Mercury Fund; 5,457.49 units                                             103
                                    Balanced Fund; 130.80 units                                                2
             Japan Fund VII         Investment Fund; 279.65 units                                              2
             Kaufmann               Income Fund; 16,311.39 units                                              95
             Lexington              Strategic Silver Fund; 1,055.78 units                                      5
             Lindner Bulwark        Investors Shares; 823.72 units                                             7
             Loomis Sayles          Bond Fund; 215.43 units                                                    3
             MAS                    Value Fund; 140.58 units                                                   2
             Managers               International Equity Fund; 189.93 units                                    8
             Montgomery             Emerging Markets Fund Class R; 2,816.76 units                             39
                                    Emerging Asia Fund Class R; 825.76 units                                  12
                                    Global Communication Fund; 122.76 units                                    2
                                    Small Capital Opportunities Fund; 940.18 units                            14
                                    Growth Fund; 4,637.30 units                                               99
             Mutual Series          Shares Fund Class Z; 874.09 units                                         87
                                    Qualified Income Fund; 3,069.79 units                                    106
                                    Beacon Fund; 1,997.81 units                                               83
                                    Discovery Fund; 8,653.08 units                                           159
                                    European Fund; 410.36 units                                                5
             Neuberger and Berman   Guardian Trust Fund; 2,494.22 units                                       41
                                    Partners Fund; 1,423.89 units                                             25
             Northeast Investors    CTFS Beneficial Fund; 2,238.74 units                                      25
             Oberweis               Emerging Growth Fund; 2,202.28 units                                      70
             Oppenheimer            Strategic Income Fund Class C; 4,131.36 units                             20
             PBHG                   Growth Fund; 25,922.49 units                                             699
                                    Large Capital Growth Fund; 2,350.28 units                                 39
                                    Emerging Growth Fund; 7,150.20 units                                $    178

                                                                      SCHEDULE I
                                                                      ----------



                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                              (Dollars in 000's)


(a)         (b)                                    (c)                              (d)          (e)
     Identity of issue,           Description of investment, including
     borrower, lessor               maturity date, rate of interest,                           Current
     or similar party              collateral, par or maturity value               Cost         value
     ----------------              ---------------------------------               ----         -----
    PBHG                  Select Equity Fund; 8,493.17 units                   $                $  172
                          Technology and Communications Fund; 3,641.83 units                        64
                          Core Growth Fund; 6,344.54 units                                          87
    Pioneer               Capital Growth B Fund; 25.73 units                                         1
    Perkins               Opportunity Fund; 20.28 units                                              0
    Putnam                OTC Emerging Growth Fund; 104.31 units                                     2
                          New Opportunity Class A Fund; 11.11 units                                  0
                          New Opportunity Class B Fund; 101.85 units                                 4
    Robertson Stephens    Value Fund; 4,197.94 units                                               110
                          Contrarian Fund; 2,085.16 units                                           35
                          Developing Countries Fund; 523.01 units                                    5
                          Partners Fund; 3,227.41 units                                             48
                          Growth and Income Fund; 324.15 units                                       5
                          Natural Resources Fund; 694.93 units                                      10
    T Rowe Price          Dividend Growth Fund; 153.37 units                                         3
                          Equity Income Fund; 2,471.34 units                                        58
                          Blue Chip Fund; 142.39 units                                               3
                          Mid Capital Growth Fund; 227.74 units                                      6
                          New Era Fund; 1,720.87 units                                              48
                          New Horizon Fund; 1,225.40 units                                          30
                          International Stock Fund; 1,269.23 units                                  18
                          European Fund; 1,326.22 units                                             23
                          International New Asia Fund; 789.38 units                                  7
                          Science & Technology Fund; 1,448.60 units                                 50
                          Spectrum Fund; 177.18 units                                                3
    Rydex                 Ursa Fund; 5,983.49 units                                                 41
                          Juno Fund; 1,340.53 units                                                 12
    Safeco                Equity Income Fund; 6,704.07 units                                       118
    Seligman              Communication Fund; 113.12 units                                           3
    Seven Seas            Money Market Fund; 1,341,639.51 units                                  1,342
                          S&P 500 Index Fund; 3,302.01 units                                        53
                          Small Cap Fund; 525.76 units                                               9
                          Emerging Market Fund; 955.51 units                                        10
    Sogen                 International Fund; 1,263.99 units                                        35
    Stein Roe             International Fund; 450.05 units                                           5
                          Young Investor Fund; 1,576.91 units                                       31
                          Capital Opportunities Fund; 12,494.61 units                              365
    Strong                Corporate Bond Fund; 2,259.00 units                                       25
                          Growth Fund; 5,916.15 units                                              115
                          Schafer Value Fund; 216.08 units                                          11
                          Asia Pacific Fund; 1,467.64 units                                         14
                          Government Securities Fund; 2,001.51 units                                21
                          Discovery Fund; 60.46 units                                                1
                          International Bond Fund; 1,822.78 units                                   22

                                  (Continued)

                                                                     SCHEDULE  I
                                                                     -----------



                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                               (Dollars in 000's)


  (a)                (b)                                   (c)                               (d)          (e)
             Identity of issue,            Description of investment, including
              borrower, lessor               maturity date, rate of interest,                           Current
              or similar party              collateral, par or maturity value               Cost         value
              ----------------              ---------------------------------               ----         -----
             Strong                 Opportunity Fund; 142.92 units                         $            $      6
             Templeton              Developing Markets Class I Fund; 3,904.34 units                           61
                                    Developing Markets Class II Fund; 1,911.12 units                          29
                                    Foreign Fund; 5,640.44 units                                              58
                                    Foreign Class II Fund; 1,613.92 units                                     16
             Third Avenue           Value Fund; 735.88 units                                                  19
             Tweedy Browne          Global Value Fund; 3,022.78 units                                         47
                                    American Value Fund; 934.97 units                                         15
             Twentieth Century      Value Fund; 4,477.84 units                                                32
                                    Ultra Fund; 1,856.83 units                                                59
             United Services        U.S. World Gold Fund; 3,948.13 units                                      82
                                    Gold Shares Fund; 50,552.94 units                                         76
             Van Wagoner            Micro-Cap Fund; 174.14 units                                               2
                                    Emerging Growth Fund; 12,020.72 units                                    159
                                    Mid-Cap Fund; 215.56 units                                                 3
             Vanguard               Bond Index Total Bond Market Fund; 4,293.29 units                         43
                                    Windsor II Portfolio; 348.35 units                                         9
                                    Index Trust Fund; 2,046.20 units                                         146
                                    Value Index Fund; 966.32 units                                            17
                                    Growth Index Fund; 658.67 units                                           11
             Warburg Pincus         Capital Appreciation Fund; 237.95 units                                    5
                                    Emerging Growth Fund; 898.52 units                                        30
                                    International Equity Fund; 3,611.51 units                                 78
                                    Emerging Markets Fund; 717.93 units                                        9
                                    Post-Venture Capital Fund - Common Shares;
                                     264.07 units                                                              4
                                    Small Company Value Fund - Common Shares;
                                     1,561.44 units                                                           23
             Wasatch                Mid-Cap Fund; 112.17 units                                                 2
             Wright                 Equifund Japan Fund; 1,191.90 units                                       10
                                    Equifund Netherlands Fund; 490.20 units                                    6
             Fidelity               Worldwide Fund; 130.98 units                                               2
                                    Diversified International Fund; 3,166.44 units                            48
                                    International Value Fund; 5,944.29 units                                  71
                                    Emerging Markets Fund; 1,196.89 units                                     21
                                    Market Index Fund; 82.80 units                                             5
                                    Capital & Income Fund; 1,618.80 units                                     15
                                    Stock Selector Fund; 2,503.41 units                                       66
                                    Asset Manager: Growth Fund; 117.79 units                                   2
                                    Contra Fund; 2,266.16 units                                              100
                                    Mid-Cap Stock Fund; 1,025.47 units                                        16
                                    Real Estate Investment Portfolio; 6,144.90 units                         102
                                    Equity - Income II Fund; 4,641.17 units                                  117

                                  (Continued)

                                                                     SCHEDULE I
                                                                     ----------

                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------
          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                              (Dollars in 000's)



(a)                  (b)                                    (c)                                 (d)              (e)
               Identity of issue,              Description of investment, including
               borrower, lessor                maturity date, rate of interest,                                Current
               or similar party                collateral, par or maturity value               Cost             Value
               ------------------              ------------------------------------            ----            -------
               Fidelity                Convertible Securities Fund; 370.60 units               $               $     7
                                       Spartan High Income Fund; 685.43 units                                        9
                                       Government Securities Fund; 2,149.67 units                                   21
                                       Mortgage Securities Portfolio; 2,923.69 units                                32
                                       Magellan Fund; 39.23 units                                                    3
                                       Growth Company Fund; 77.74 units                                              3
                                       New Millennium Fund; 2,520.50 units                                          52
                                       Puritan Fund; 4,277.27 units                                                 76
                                       Low-Priced Stock Fund; 450.34 units                                           9
                                       Growth and Income Portfolio; 1,789.46 units                                  56
                                       Dividend Growth Fund; 705.33 units                                           14
                                       Select Energy Portfolio; 646.91 units                                        16
                                       Select Technology Portfolio; 685.04 units                                    41
                                       Select Health Care Portfolio; 138.81 units                                   15
                                       Select Utilities Growth Portfolio; 126.14 units                               6
                                       Select Natural Gas Portfolio; 203.11 units                                    3
                                       Select Developing Communications Portfolio;
                                        638.62 units                                                                14
                                       Select Home Finance Portfolio; 1,712.68 units                                74
                                       Select Energy Service Portfolio; 1,908.54 units                              42
                                       Select Biotechnology; 72.80 units                                             2
                                       Select American Gold Portfolio; 149.87 units                                  4
                                       Select Telecommunication Portfolio; 245.14 units                             11
                                       Select Food and Agriculture Portfolio; 50.03 units                            2
                                       Select Electronics Portfolio; 3,430.44 units                                125
                                       Select Computers Portfolio; 163.67 units                                      8
                                       Export Fund; 109.98 units                                                     2
                                       Value Fund; 1,067.18 units                                                   62
                                                                                                               -------
                                                                                                               $ 8,987
                                                                                                               =======


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



                               CATERPILLAR INC.
                               ----------------

                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------

                     FOR THE YEAR ENDED NOVEMBER 30, 1995
                     ------------------------------------

                               (Dollars in 000s)






     (a)                     (b)               (c)          (d)       (e)          (f)          (g)           (h)          (i)
                                                                                                            Current
                                                                                                             value
                                                                                 Expense                  of asset on
 Identity of                                 Purchase     Selling    Lease    incurred with     Cost      transaction   Net gain
party involved      Description of assets     price        price     rental    transaction    of asset       date       or (loss)
--------------      ---------------------     -----        -----     ------    ------------   --------       ----       ---------

Caterpillar Inc.    Common stock:

                      Series of 35 purchases    $78,185   $          $        $         47    $ 78,185    $ 78,138      $

                      Sale                                      26                                  14          26            12

                                                                       EXHIBIT C
                                                                       ---------



                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 33-3718, as amended, and No. 33-39280) of Caterpillar Inc. of our report dated May 12, 1997 related to the financial statements of the Employees' Investment Plan, which is included in this Annual Report on Form 11-K.



/s/ PRICE WATERHOUSE LLP

Peoria, Illinois
May 12, 1997