Form 10-K405/A
period 1996-12-31
CATERPILLAR INC
filed 1997-06-30
CIK 18230

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 11-K



(Mark One)
[ X ]      ANNUAL REPORT PURSUANT TO SECTION 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
           For the Fiscal Year Ended December 31, 1996


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

Solar Turbines Incorporated
Savings and Investment Plan
Financial Statements
December 31, 1996 and 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



May 12, 1997

To the Participants and
Plan Administrator of the
Solar Turbines Incorporated
Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for plan benefits of the Solar Turbines Incorporated Savings and Investment Plan and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits at December 31, 1996 and 1995, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. Schedules I and II and the Fund Information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Price Waterhouse LLP

Peoria, Illinois

                                                                       EXHIBIT A
                                                                       ---------


                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               DECEMBER 31, 1996
                               -----------------
                              (Dollars in 000's)

                                                           Fund Information
                ---------------------------------------------------------------------------------------------------------

                                                Preferred Group of Mutual Funds
                         --------------------------------------------------------------------------------

                Caterpillar
                  Common     Stable                                                                                Self-
                   Stock   Principal  Short-term  Money          Inter-             Asset    Fixed  Small  Loan  Directed
                   Fund      Fund     Government  Market Value  national Growth  Allocation  Income  Cap   Fund    Fund    Total
                   ----      ----     ----------  ------ -----  -------- ------  ----------  ------  ---   ----    ----    -----

Investments,
 at fair value
 (Notes 2 and 4):
   Registered
   investment
   companies                                                                                                        $31    $    31
 Investments in
   Master Trust
   Net Assets     $3,996    $2,938      $443     $1,717  $2,514   $896   $3,201     $420     $217   $130   $1,143          $17,615
                  ------    ------      ----     ------  ------   ----   ------     ----     ----   ----   ------   ---    -------
Total Net Assets  $3,996    $2,938      $443     $1,717  $2,514   $896   $3,201     $420     $217   $130   $1,143   $31    $17,646
                  ======    ======      ====     ======  ======   ====   ======     ====     ====   ====   ======   ===    =======

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

                                                         Fund Information
                ------------------------------------------------------------------------------------------------------------

                                                                     Preferred Group of Mutual Funds
                                                     -----------------------------------------------------------------

                Caterpillar   Guaranteed
                  Common      Investment   Stable
                   Stock       Contract   Principal  Short-term   Money           Inter-             Asset     Fixed   Loan
                   Fund          Fund       Fund     Government   Market  Value  national  Growth  Allocation  Income  Fund  Total
                   ----          ----       ----     ----------   ------  -----  --------  ------  ----------  ------  ----  -----
Investments, at
fair value (Notes
2 and 4):
 Investment in
  Master Trust
  Net Assets    $     2,986   $    _      $   3,025  $      408   $1,276  $1,628 $    716  $2,642  $      386  $  216  $950  $14,233
                ===========   ==========  =========  ==========   ======  ====== ========  ======  ==========  ======  ====  =======

                      (See notes to financial statements)

                                                                       EXHIBIT B

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

   STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
   ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                               DECEMBER 31, 1996
                               -----------------
                              (Dollars in 000's)

                                                                                  Fund Information
                                        --------------------------------------------------------------------------------------------
                                                                             Preferred Group of Mutual Funds
                                                        ----------------------------------------------------------------------------
                                        Caterpillar
                                          Common         Stable
                                           Stock        Principal    Short-term      Money                  Inter-
                                           Fund           Fund       Government      Market      Value     national    Growth
                                           ----           ----       ----------      ------      -----     --------    ------
Participant contributions                 $  490         $  376        $ 54         $  238       $  292     $ 174      $  493
                                          ------         ------        ----         ------       ------     -----      ------

Plan interest in net investment gain
  of Master Trust (Note 4)                   964            117          20             74          453       122         512
                                          ------         ------        ----         ------       ------     -----      ------

Withdrawals                                 (427)          (306)        (36)           (36)        (116)      (25)       (176)
Transfers (to)/from other plans, net         130                         (1)            (6)         (24)       (9)        (25)
Interfund transfers, net                    (147)          (274)         (2)           171          281       (82)       (245)
                                         -------         ------        ----         ------       ------     -----      ------

          Withdrawals and transfers,
            net                             (444)          (580)        (39)           129          141      (116)       (446)
                                         -------         ------        ----         ------       ------     -----      ------

Increase (decrease) in net assets          1,010            (87)         35            441          886       180         559

Net assets:
  Beginning of year                        2,986          3,025         408          1,276        1,628       716       2,642
                                         -------         ------        ----         ------       ------     -----      ------


 End of year                              $3,996         $2,938        $443         $1,717       $2,514     $ 896      $3,201
                                          ======         ======        ====         ======       ======     =====      ======


                                                           Preferred Group of Mutual Funds
                                                         ---------------------------------                Self-
                                                           Asset         Fixed       Small      Loan    Directed
                                                         Allocation      Income       Cap       Fund      Fund      Total
                                                         ----------      ------      -----      ----      ----      -----
Participant contributions                                     $  74        $ 42       $ 16      $         $         $ 2,249
                                                              -----        ----       ----      ------    ----      -------
Plan interest in net investment gain
  of Master Trust (Note 4)                                       60           7         10          81                2,420
                                                             ------        ----       ----      ------    ----      -------

Withdrawals                                                    (100)         (7)                   (38)              (1,267)
Transfers (to)/from other plans, net                            (13)        (11)                   (30)                  11
Interfund transfers, net                                         13         (30)       104         180      31
                                                              -----        ----       ----      ------    ----      -------
          Withdrawals and transfers,
            net                                                (100)        (48)       104         112      31       (1,256)
                                                              -----        ----       ----      ------    ----      -------

Increase (decrease) in net assets                                34           1        130         193      31        3,413
Net assets:
  Beginning of year                                             386         216                    950               14,233
                                                              -----        ----       ----      ------    ----      -------

 End of year                                                  $ 420        $217       $130      $1,143     $31      $17,646
                                                              =====        ====       ====      ======    ====      =======

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

                                                                              Fund Information
                                           -----------------------------------------------------------------------------------------
                                                                                                 Preferred Group of Mutual Funds
                                                                                  -------------------------------------------------
                                           Caterpillar   Guaranteed
                                             Common      Investment    Stable
                                             Stock        Contract    Principal   Short-term   Money
                                             Fund           Fund        Fund      Government   Market     Value   International
                                           -----------   ----------   ---------   ----------   ------     -----   -------------
Participant contributions                   $   601       $            $  465         $ 79     $  210     $  206        $ 205
                                            -------       -------      ------         ----     ------     ------        -----

Plan interest in net investment
 gain of Master Trust (Note 4)                  173                       249           34         71        382           65
                                            -------       -------      ------         ----     ------     ------        -----

Withdrawals                                     (97)                     (155)         (17)      (104)       (32)         (15)
Transfers (to)/from other plans,
 net                                             27                       (99)           3         (5)       (23)         (10)
Interfund transfers, net                        487          (883)        294          (73)       (95)       166         (193)
                                            -------       -------      ------         ----     ------     ------        -----

     Withdrawals and trans-
      fers, net                                 417          (883)         40          (87)      (204)       111         (218)
                                            -------       -------      ------         ----     ------     ------        -----

Increase (decrease) in net
 assets                                       1,191          (883)        754           26         77        699           52

Net assets:
 Beginning of year                            1,795           883       2,271          382      1,199        929          664
                                            -------       -------      ------         ----     ------     ------        -----


 End of year                                 $2,986       $     -      $3,025         $408     $1,276     $1,628        $ 716
                                             ======       =======      ======         ====     ======     ======        =====

                                        Preferred Group of Mutual Funds
                                        -------------------------------
                                                       Asset     Fixed     Loan
                                        Growth       Allocation  Income    Fund     Total
                                        ------       ----------  ------    ----     -----
Participant contributions               $  441          $ 59      $ 45     $       $ 2,311
                                        ------          ----      ----     ----    -------

Plan interest in net investment
 gain of Master Trust (Note 4)             514            76        23       60      1,647
                                        ------          ----      ----     ----    -------

Withdrawals                               (144)          (11)      (10)      (9)      (594)
Transfers (to)/from other plans,
 net                                       (14)           (4)        2       (7)      (130)
Interfund transfers, net                    29            87        25      156
                                        ------          ----      ----     ----    -------

     Withdrawals and trans-
      fers, net                           (129)           72        17      140       (724)
                                        ------          ----      ----     ----    -------
Increase (decrease) in net
 assets                                    826           207        85      200      3,234

Net assets:
 Beginning of year                       1,816           179       131      750     10,999
                                        ------          ----      ----     ----    -------

 End of year                            $2,642          $386      $216     $950    $14,233
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

General
-------

The Plan is a defined contribution plan established by Solar Turbines Incorporated (the Company) to enable eligible employees of the Company and its subsidiaries (the employers) to accumulate funds.

Participation
-------------

Hourly employees of the Company who meet certain age, service and citizenship or residency requirements are eligible to participate in the Plan. Participation commences upon an eligible employee's filing of an application with the Company. Participating eligible employees (the participants) may elect to defer a portion of their compensation until retirement.

Participant accounts
--------------------

Accounts are maintained separately for each participant. The participant's separate account is credited with the Participant's contribution as defined below and an allocation of Plan earnings. Allocations of earnings are based on participant account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

Loan provisions
---------------

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

Contributions
-------------

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

Investment programs
-------------------

Participants may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information. In 1996, a self-directed fund option was added to allow participants to invest in various other mutual funds outside of the Preferred Group of Mutual Funds. Contributions in and withdrawals from this self-directed fund occur through transfers to/from other elected funds. State Street Bank serves as custodian for funds invested through this self-directed fund option.

Interfund transfers
-------------------

Transfers of assets between investment funds are recorded on a net basis in the statement of changes in net assets available for plan benefits with fund information.

Vesting, distribution and plan termination
------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

Administrative expenses
-----------------------

Trustee fees and certain investment costs are paid by Caterpillar Inc. Administrative costs are paid by the Company.

Use of estimates in the preparation of
financial statements
--------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and benefit payments. Actual results could differ from those estimates. The Company believes the techniques and assumptions used in establishing these amounts are appropriate.

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

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------

                              NOTE 3 - UNIT VALUES
                              --------------------
                               DECEMBER 31, 1996
                               -----------------
                                (units in 000's)



                            January  February  March  April   May   June   July   August  September  October  November  December
                            -------  --------  -----  -----  -----  -----  -----  ------  ---------  -------  --------  --------
Caterpillar Common
Stock Fund:
 Units                         131       126    130    144    144    137    158     139        139      149       142       150
 Unit value                  23.09     23.93  24.33  22.94  23.47  24.19  23.55   24.56      26.76    24.49     27.99     26.70
Preferred Group of
Mutual Funds:
 Stable Principal Fund -
  Units                         307       317    308    302    298    287    293     295        301      293       295       294
  Unit value                  10.00     10.00  10.00  10.00  10.00  10.00  10.00   10.00      10.00    10.00     10.00     10.00
 Money Market -
  Units                       1,382     1,406  1,397  1,204  1,249  1,484  1,178   1,770      1,782    1,571     1,868     1,717
  Unit value                   1.00      1.00   1.00   1.00   1.00   1.00   1.00    1.00       1.00     1.00      1.00      1.00
 Short-term Government -
  Units                          42        43     43     44     44     44     47      47         46       48        46        45
  Unit value                   9.90      9.82   9.79   9.76   9.73   9.76   9.73    9.73       9.76     9.82      9.85      9.80
 Value -
  Units                         114       120    121    123    123    123    122     124        125      126       131       140
  Unit value                  15.53     15.85  16.13  16.37  16.69  16.65  16.03   16.67      17.49    18.05     18.89     18.02
 Growth -
  Units                         158       161    159    158    159    161    169     164        162      162       155       186
  Unit value                  16.89     17.62  17.60  18.57  19.02  18.52  16.87   17.75      19.14    19.00     20.49     17.23
 International -
  Units                          62        57     54     56     57     57     58      57         58       58        59        64
  Unit value                  12.52     12.95  13.19  13.72  13.74  13.72  13.35   13.59      13.69    13.82     14.50     14.10
 Asset Allocation
  Units                          33        34     36     35     35     35     35      36         36       30        30        31
  Unit value                  12.78     12.74  12.68  12.70  12.87  12.88  12.55   12.65      13.10    13.48     14.28     13.37
 Fixed Income -
  Units                          21        21     21     21     22     21     19      20         23       20        20        21
  Unit value                  10.59     10.35  10.21  10.09  10.02  10.09  10.06    9.99      10.11    10.28     10.41     10.24
 Small Cap -
  Units                           3         4      5      6     10     13     10       7          8        9        10        10
  Unit value                  10.43     10.63  10.92  11.55  11.98  11.25  10.58   11.04      11.61    11.55     12.27     12.45

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

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1996 and 1995 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1996 and 1995, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:


                                                           1996   1995
                                                           -----  -----

   Caterpillar Inc. Common Stock Fund                      2.13%  1.88%
   Preferred Stable Principal Fund                         2.81%  3.11%
   Preferred Short-term Government Fund                    3.03%  3.18%
   Preferred Money Market Fund                             2.01%  2.02%
   Preferred Value Fund                                    1.37%  1.22%
   Preferred International Fund                            1.04%  1.08%
   Preferred Growth Fund                                   1.64%  1.62%
   Preferred Asset Allocation Fund                          .88%  1.09%
   Preferred Fixed Income Fund                              .97%   .93%
   Preferred Small Cap Fund                                 .71%     0%
   Loan Fund                                               5.70%  6.04%

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

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 12 through 15 for analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1996 and 1995.

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

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1996
                               -----------------
                              (Dollars in 000's)

                                                                        Preferred Group of Mutual Funds
                                                     ---------------------------------------------------------------------
                                     Caterpillar
                                        Common       Stable
                                        Stock       Principal   Short-term   Money
                                         Fund         Fund      Government   Market     Value     International     Growth
                                         ----         ----      ----------   ------     -----     -------------     ------
Investments, at fair value:
  Cash and cash equivalents          $    11,311    $           $            $          $         $                 $
  Common stock                           170,624
  Registered investment companies                     103,382       14,528    85,349     182,982         85,207      194,217
  Participant loans
                                     -----------    ---------   ----------   --------   --------  -------------     --------
       Total investments                 181,935      103,382       14,528    85,349     182,982         85,207      194,217

Dividend and interest receivable              56
Transfers receivable from EIP 1            4,863                                  35
Contributions receivable                     536          542           87       318         983            649        1,421
Other receivable/(payable), net              361          519            4      (254)         97            (37)         (18)
                                     -----------    ---------   ----------   -------    --------  -------------     --------

      Net assets                     $   187,751    $ 104,443   $   14,619   $85,448    $184,062  $      85,819     $195,620
                                     ===========    =========   ==========   =======    ========  =============     ========


                                                Preferred Group of Mutual Funds
                                                -------------------------------

                                                  Asset          Fixed    Small    Loan
                                                Allocation      Income     Cap     Fund       Total
                                                ----------      ------     ---     ----       -----
Investments, at fair value:
  Cash and cash equivalents                     $               $        $        $          $ 11,311
  Common stock                                                                                170,624
  Registered investment companies                   47,001       22,152   18,215              753,033
  Participant loans                                                                20,821      20,821
                                                ----------      -------  -------  -------    --------
       Total investments                            47,001       22,152   18,215   20,821     955,789

Dividend and interest receivable                                                                   56
Transfers receivable from EIP 1                                                                 4,898
Contributions receivable                               354          153      157                5,200
Other receivable/(payable), net                        273          (25)             (762)        158
                                                ----------      -------  -------  -------    --------

      Net assets                                $   47,628      $22,280  $18,372  $20,059    $966,101
                                                ==========      =======  =======  =======    ========

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1995
                               -----------------
                              (Dollars in 000's)

                                                                                          Preferred Group of Mutual Funds
                                                                                 ---------------------------------------------
                                           Caterpillar  Guaranteed
                                             Common     Investment     Stable
                                              Stock      Contract    Principal   Short-term   Money
                                              Fund         Fund        Fund      Government   Market    Value    International
                                           -----------   ---------   ---------   ----------  --------  --------  -------------
Investments, at fair value:
  Common stock                               $148,480      $          $            $          $         $             $
  Registered investment com-
   panies                                                                           12,721     62,552    128,442       64,790
  Common trust funds                            6,954                  52,724
  Participant loans
                                             --------      ------     -------      -------    -------   --------      -------
                                              155,434                  52,724       12,721     62,552    128,442       64,790
Investment contracts with
 insurance companies, at
 contract value                                                        44,089
                                             --------      ------     -------      -------    -------   --------      -------
        Total investments                     155,434                  96,813       12,721     62,552    128,442       64,790

Dividend and interest receivable                   26                      66           59        284      4,281          929
Transfers receivable from EIP 1                 2,593                                              13
Contributions receivable                          418                     506           78        257        710          585
Other receivable/(payable), net                   225                      30          (38)       (59)       163          (89)
                                             --------      ------     -------      -------    -------   --------      -------
        Net assets                           $158,696      $    -     $97,415      $12,820    $63,047   $133,596      $66,215
                                             ========      ======     =======      =======    =======   ========      =======

                                              Preferred Group of Mutual Funds
                                              -------------------------------
                                                           Asset       Fixed        Loan
                                              Growth     Allocation    Income       Fund      Total
                                              ------     ----------    ------       ----      -----
Investments, at fair value:
  Common stock                               $            $           $            $         $148,480
  Registered investment com-
   panies                                     156,741      34,726      22,890                 482,862
  Common trust funds
  Participant loans                                                                            59,678

                                                                                    16,571     16,571
                                             --------     -------     -------      -------   --------
Investment contracts with                     156,741      34,726      22,890       16,571    707,591
 insurance companies, at
 contract value                                                                                44,089
                                             --------     -------     -------      -------   --------
        Total investments                     156,741      34,726      22,890       16,571    751,680

Dividend and interest receivable                5,064         270         103                  11,082
Transfers receivable from EIP 1                                                                 2,606
Contributions receivable                        1,202         255         149                   4,160
Other receivable/(payable), net                   151          17           9         (850)      (441)
                                             --------     -------     -------      -------   --------
        Net assets                           $163,158     $35,268     $23,151      $15,721   $769,087
                                             ========     =======     =======      =======   ========

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------
           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------
                              (Dollars in 000's)

                                                                             Preferred Group of Mutual Funds
                                                          ---------------------------------------------------------------------
                                           Caterpillar
                                             Common        Stable
                                              Stock       Principal   Short-term    Money
                                              Fund          Fund      Government    Market     Value    International     Growth
                                              ----          ----      ----------    ------     -----    -------------     ------
Investment income:-
  Interest                                 $       406    $           $            $          $         $                 $
  Dividends                                      3,598
  Net appreciation in fair value of:
    Common stock                                41,519
    Registered investment companies                           5,258          615     3,612      35,676       12,181         31,039
                                           -----------    ---------   ----------   -------    --------  -----------       --------
      Net investment income                     45,523        5,258          615     3,612      35,676       12,181         31,039
                                           -----------    ---------   ----------   -------    --------  -----------       --------
Contributions to all plans                       5,135        6,096          978     3,781      10,442        7,601         16,182
                                           -----------    ---------   ----------   -------    --------  -----------       --------
Withdrawals from all plans                      (7,437)      (7,519)      (1,093)  (12,848)     (5,166)      (2,088)        (5,126)
                                           -----------    ---------   ----------   -------    --------  -----------       --------
Transfers from EIP 1                            50,104                                 584
                                           -----------    ---------   ----------   -------    --------  -----------       --------
Interfund transfers, net                       (64,270)       3,193        1,299    27,272       9,514        1,910         (9,633)
                                           -----------    ---------   ----------   -------    --------  -----------       --------
Increase (decrease) in assets for the year      29,055        7,028        1,799    22,401      50,466       19,604         32,462

Net assets:
  Beginning of year                            158,696       97,415       12,820    63,047     133,596       66,215        163,158
                                           -----------    ---------   ----------   -------    --------  -----------       --------

  End of year                              $   187,751    $ 104,443   $   14,619   $85,448    $184,062  $    85,819       $195,620
                                           ===========    =========   ==========   =======    ========  ===========       ========

                                                Preferred Group of Mutual Funds
                                                -------------------------------

                                                  Asset          Fixed    Small      Loan
                                                Allocation      Income     Cap       Fund       Total
                                                ----------      ------     ---       ----       -----
Investment income:-
  Interest                                      $               $        $          $ 1,521    $  1,927
  Dividends                                                                                       3,598
  Net appreciation in fair value of:
    Common stock                                                                                 41,519
    Registered investment companies                  5,796          520    2,219                 96,918
                                                ----------      -------  -------    -------    --------
      Net investment income                          5,796          520    2,219      1,521     143,960
                                                ----------      -------  -------    -------    --------
Contributions to all plans                           3,858        1,869    1,314                 57,256
                                                ----------      -------  -------    -------    --------
Withdrawals from all plans                          (1,723)      (1,489)    (307)      (422)    (45,218)
                                                ----------      -------  -------    -------    --------
Transfers from EIP 1                                                                             50,688
                                                ----------      -------  -------    -------    --------
Interfund transfers, net                             4,429       (1,771)  15,146      3,239      (9,672)
                                                ----------      -------  -------    -------    --------
Increase (decrease) in assets for the year          12,360         (871)  18,372      4,338     197,014

Net assets:
  Beginning of year                                 35,268       23,151              15,721     769,087
                                                ----------      -------  -------    -------    --------

  End of year                                   $   47,628      $22,280  $18,372    $20,059    $966,101
                                                ==========      =======  =======    =======    ========

           SOLAR TURBINES INCORPORATED--SAVINGS AND INVESTMENT PLAN
           --------------------------------------------------------

            NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
            --------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                      ------------------------------------
                               (Dollars in 000's)

                                                                          Preferred Group of Mutual Funds
                                                                    ---------------------------------------------
                                  Caterpillar  Guaranteed
                                    Common     Investment  Stable
                                    Stock       Contract  Principal   Short-term   Money
                                    Fund          Fund      Fund      Government   Market     Value    International
                                    ----          ----      ----      ----------   -------   -------   -------------
Investment income:-
 Interest                        $    441      $          $ 3,408     $            $         $         $
 Dividends                          3,007
 Net appreciation in fair value
  of:
  Common stock                     11,603
  Government obligations                                    4,747
  Registered investment
   companies                                                            1,120        3,492     34,119      6,180
                                 --------      --------   -------     -------      -------   --------    -------
    Net investment income          15,051                   8,155       1,120        3,492     34,119      6,180
                                 --------      --------   -------     -------      -------   --------    -------
Contributions to all plans          4,931                   5,691         971        3,510      7,412      7,441
                                 --------      --------   -------     -------      -------   --------    -------
Withdrawals from all plans         (8,043)                 (5,821)       (625)      (6,582)    (2,927)    (1,884)
                                 --------      --------   -------     -------      -------   --------    -------
Return of contributions            (1,003)                 (1,689)       (152)        (905)    (1,770)      (995)
                                 --------      --------   -------     -------      -------   --------    -------
Transfers from EIP 1               33,755                                              373
                                 --------      --------   -------     -------      -------   --------    -------
Interfund transfers, net          (25,284)      (31,386)   19,215        (672)      13,001     11,409    (10,831)
                                 --------      --------   -------     -------      -------   --------    -------
Increase (decrease) in
 assets for the year               19,407       (31,386)   25,551         642       12,889     48,243        (89)
Net assets:
  Beginning of year               139,289        31,386    71,864      12,178       50,158     85,353     66,304
                                 --------      --------   -------     -------      -------   --------    -------
  End of year                    $158,696      $     -    $97,415     $12,820      $63,047   $133,596    $66,215
                                 ========      ========   =======     =======      =======   ========    =======

                                   Preferred Group of Mutual Funds
                                   --------------------------------
                                                 Asset      Fixed      Loan
                                   Growth      Allocation   Income     Fund       Total
                                   --------    ----------   -------    ------    --------
Investment income:
 Interest                         $            $            $          $ 1,121   $  4,970
 Dividends                                                                          3,007
 Net appreciation in fair value
  of:
  Common stock                                                                     11,603
  Government obligations                                                            4,747
  Registered investment
   companies                        32,918       7,478        2,919                88,226
                                  --------     -------      -------    -------   --------
    Net investment income           32,918       7,478        2,919      1,121    112,553
                                  --------     -------      -------    -------   --------
Contributions to all plans          13,351       2,531        1,493                47,331
                                  --------     -------      -------    -------   --------
Withdrawals from all plans          (3,115)     (1,313)        (761)      (883)   (31,954)
                                  --------     -------      -------    -------   --------
Return of contributions             (2,389)       (354)        (238)               (9,495)
                                  --------     -------      -------    -------   --------
Transfers from EIP 1                                                               34,128
                                  --------     -------      -------    -------   --------
Interfund transfers, net            10,274       6,505        5,913      1,856
                                  --------     -------      -------    -------   --------
Increase (decrease) in
 assets for the year                51,039      14,847        9,326      2,094    152,563

Net assets:
  Beginning of year                112,119      20,421       13,825     13,627    616,524
                                  --------     -------      -------    -------   --------
  End of year                     $163,158     $35,268      $23,151    $15,721   $769,087
                                  ========     =======      =======    =======   ========

                                                                      SCHEDULE I
                                                                      ----------


                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               DECEMBER 31, 1996
                               -----------------


(a)              (b)                         (c)                             (d)               (e)
          Identity of issue,   Description of investment, including
          borrower, lessor       maturity date, rate of interest,                            Current
          or similar party      collateral, par or maturity value            Cost             value
          ----------------      ---------------------------------            ----             -----
          Founders             Growth Fund; 249.53 units                    $ 4,000         $ 3,960
          Janus                Worldwide Fund; 14.13 units                      474             476
          PBHG                 Growth Fund; 353.73 units                     10,000           9,293
          Seven Seas           Money Market Fund; 1,002.42 units              8,245           8,245
          Stein Roe            Capital Opportunities Fund; 143.73 units       4,000           4,040
          Warburg Pincus       Emerging Growth Fund; 151.08 units             4,680           5,019
                                                                                            -------

                                                                                            $31,033
                                                                                            =======

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------

       (a)                  (b)                  (c)          (d)          (e)          (f)          (g)          (h)         (i)
                                                                                                                Current
                                                                                     Expense                     value
                                                                                     Incurred                of asset on
  Identity of                                   Purchase      Selling    Lease        with         Cost      transaction   Net Gain
party involved      Description of Assets        Price         Price     rental    transaction   of asset        date      or (loss)
--------------      ---------------------        -----         -----     ------    -----------   --------        ----      ---------

Baird            Baron Asset Fund:
                   Purchase                    $  4,116      $           $         $             $  4,116    $  4,116      $
                   Sale                                         3,865                               4,116       3,865        (251)

Founders         Growth Fund:
                   Purchase                       4,000                                             4,000       4,000

Janus            Worldwide Fund:
                   Series of 4 Purchases          7,876                                             7,876       7,876
                   Sale                                         7,234                               7,402       7,234        (168)

PBNG             Growth Fund:
                   Purchase                      10,000                                            10,000      10,000

Seven Seas       Money Market Fund:
                   Series of 19 purchases        42,443                                            42,443      42,443
                   Series of 7 sales                           34,198                              34,198      34,198

Stein Roe        Capital Opportunities Fund:
                   Purchase                       4,000                                             4,000       4,000

Warburg Pincus   Emerging Growth Fund:
                   Purchase                       4,680                                             4,680       4,680

                                                                       EXHIBIT C
                                                                       ---------



                       CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 2-97450, as amended, and No. 33-37353) of Caterpillar Inc. of our report dated May 12, 1997 related to the financial statements of the Savings and Investment Plan, which is included in this Annual Report on Form 11-K.



/s/ PRICE WATERHOUSE LLP

Peoria, Illinois
May 12, 1997

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 11-K

(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the Fiscal Year Ended December 31, 1996


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

Caterpillar Inc.
Tax Deferred Savings Plan
Financial Statements
December 31, 1996 and 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



May 12, 1997

To the Participants and Plan
Administrator of the Caterpillar
Inc. Tax Deferred Savings Plan

In our opinion, the accompanying statements of net assets available for plan benefits of the Caterpillar Inc. Tax Deferred Savings Plan and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits at December 31, 1996 and 1995, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. Schedules I and II and the Fund Information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Price Waterhouse LLP

Peoria, Illinois

                                                                       EXHIBIT A

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               DECEMBER 31, 1996
                               -----------------
                              (Dollars in 000's)

                                                                               Fund Information
                                            ---------------------------------------------------------------------------------------

                                                                              Preferred Group of Mutual Funds
                                                         --------------------------------------------------------------------------
                                            Caterpillar
                                              Common      Stable
                                               Stock     Principal   Short-term  Money               Inter-                Asset
                                               Fund        Fund      Government  Market     Value   national   Growth    Allocation
                                               ----        ----      ----------  ------     -----   --------   ------    ----------
Investments, at fair value (Notes 2 and 4):
  Registered investment companies             $           $            $         $         $         $         $           $
  Investments in Master Trust Net Assets       21,232      27,658       2,965     10,516    31,595    11,595    33,387      5,818
                                              -------     -------      ------    -------   -------   -------   -------     ------
        Total Net Assets                      $21,232     $27,658      $2,965    $10,516   $31,595   $11,595   $33,387     $5,818
                                              =======     =======      ======    =======   =======   =======   =======     ======

                                                                   Fund Information
                                                  ----------------------------------------------------

                                                  Preferred Group of Mutual Funds
                                                  -------------------------------
                                                                                                Self-
                                                         Fixed       Small            Loan    Directed
                                                         Income       Cap             Fund      Fund     Total
                                                         ------      -----            ----      ----     -----
Investments, at fair value (Notes 2 and 4):
  Registered investment companies                        $           $                $         $688    $    688
  Investments in Master Trust Net Assets                  2,536       2,518            4,411             154,231
                                                         ------      ------           ------    ----    --------
        Total Net Assets                                 $2,536      $2,518           $4,411    $688    $154,919
                                                         ======      ======           ======    ====    ========




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

                                 Fund Information
                        -----------------------------------





                        Caterpillar   Guaranteed
                         Common       Investment   Stable
                          Stock        Contract   Principal
                          Fund           Fund       Fund
                        ----------       ----       ----
Investments, at fair
value (Notes 2 and 4):
 Investment in
 Master Trust
  Net Assets             $17,832         $ -      $27,736
                         =======         ====     =======


                                                             Fund Information
                        -------------------------------------------------------------------------------------------
                                                 Preferred Group of Mutual Funds
                        ---------------------------------------------------------------------------------
                        Short-term   Money                                              Asset       Fixed     Loan
                        Government   Market   Value     International     Growth      Allocation   Income     Fund       Total
                        ----------   -----    -----     -------------     ------      ----------   ------     -----      -----

Investments, at fair
value (Notes 2 and 4):
 Investment in
 Master Trust
  Net Assets            $2,835       $8,256    $23,694     $9,423         $27,316       $4,217     $2,744     $2,384    $126,437
                        ======       ======    =======     ======         =======       ======     ======     ======    ========

                      (See notes to financial statements)

                                                                       EXHIBIT B

                                CATERPILLAR INC.
                                ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                      ------------------------------------
                               (Dollars in 000's)

                                                                         Fund Information
                                  -----------------------------------------------------------------------------------------------
                                                                       Preferred Group of Mutual Funds
                                             ------------------------------------------------------------------------------------
                                  Caterpillar
                                    Common    Stable
                                    Stock    Principal  Short-term  Money              Inter-             Asset     Fixed   Small
                                    Fund       Fund     Government  Market     Value  national  Growth  Allocation  Income   Cap
                                    ----       ----     ----------  ------     -----  --------  ------  ----------  ------  -----
Participant contributions         $ 1,814    $ 2,409      $  315    $ 1,128   $ 2,315 $  1,600  $ 3,681   $  875    $  525  $  332
                                  -------    -------      ------    -------   ------- --------  -------   ------    ------  ------
Investment Income:
  Net Appreciation in fair value
   of registered investment
   companies
  Plan interest in net investment
   income of Master Trust (Note 4)  5,008      1,386         132        467     6,180    1,631    5,138      720        58     261
                                  -------    -------      ------    -------   ------- --------  -------   ------    ------  ------
    Net investment income           5,008      1,386         132        467     6,180    1,631    5,138      720        58     261
                                  -------    -------      ------    -------   ------- --------  -------   ------    ------  ------
Withdrawals                          (865)    (2,145)       (110)      (893)   (1,322)    (275)  (1,137)    (255)     (112)     (9)
Transfers to other plans,
 net                                 (236)                    (3)       (58)      (47)     (53)     (96)     (17)      (23)
Interfund transfers, net           (2,321)    (1,728)       (204)     1,616       775     (731)  (1,515)     278      (656)  1,934
                                  -------    -------      ------    -------   ------- --------  -------   ------    ------  ------
     Withdrawals and
      transfers, net               (3,422)    (3,873)       (317)       665      (594)  (1,059)  (2,748)       6      (791)  1,925
                                  -------    -------      ------    -------   ------- --------  -------   ------    ------  ------

Increase (decrease) in net
 assets                             3,400        (78)        130      2,260     7,901    2,172    6,071    1,601      (208)  2,518

Net assets:
 Beginning of year                 17,832     27,736       2,835      8,256    23,694    9,423   27,316    4,217     2,744
                                  -------    -------      ------    -------   ------- --------  -------   ------    ------  ------

 End of year                      $21,232    $27,658      $2,965    $10,516   $31,595 $ 11,595  $33,387   $5,818    $2,536  $2,518
                                  =======    =======      ======    =======   ======= ========  =======   ======    ======  ======


                                                Fund Information
                                                ----------------

                                                             Self-
                                                    Loan   Directed
                                                    Fund     Fund      Total
                                                    ----   --------    -----
Participant contributions                         $         $        $ 14,994
                                                  ------    ----     --------
Investment Income:
  Net appreciation in fair value
   of registered investment companies                         40           40
  Plan interest in net investment
   income of Master Trust (Note 4)                   287               21,268
                                                  ------    ----     --------
  Net investment income                              287      40       21,308
                                                  ------    ----     --------

Withdrawals                                         (158)              (7,281)
Transfers to other plans, net                         (6)                (539)
Interfund transfers, net                           1,904     648
                                                  ------    ----     --------
     Withdrawals and transfers, net                1,740     648       (7,820)
                                                  ------    ----     --------

Increase (decrease) in net assets                  2,027     688       28,482

Net assets:
 Beginning of year                                 2,384              126,437
                                                  ------    ----     --------

 End of year                                      $4,411    $688     $154,919
                                                  ======    ====     ========

                      (See notes to financial statements)

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
------------------------------------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1995
                     ------------------------------------
                              (Dollars in 000's)

                                                                                 Fund Information
                                       ------------------------------------------------------------------------------------
                                       Caterpillar   Guaranteed                       Preferred Group of Mutual Funds
                                         Common      Investment    Stable     ---------------------------------------------
                                          Stock       Contract    Principal   Short-term    Money
                                          Fund          Fund        Fund      Government   Market    Value    International
                                       -----------   ----------   ---------   ----------   ------   -------   -------------
Participant contributions                $ 1,741      $            $ 1,415      $  232     $  992   $ 1,084      $ 1,244
                                         -------      -------      -------      ------     ------   -------      -------
Plan interest in net investment
  income of Master Trust (Note 4)          1,495                     2,312         237        440     6,335          834
                                         -------      -------      -------      ------     ------   -------      -------
Withdrawals                                 (620)                   (2,331)       (147)      (438)     (884)        (389)
Transfers to other plans, net               (120)                      (66)        (23)       (14)      (78)         (21)
Interfund transfers, net                     911       (8,150)       5,662         (25)     1,218       480       (1,712)
                                         -------      -------      -------      ------     ------   -------      -------
    Withdrawals and transfers, net           171       (8,150)       3,265        (195)       766      (482)      (2,122)
                                         -------      -------      -------      ------     ------   -------      -------
Increase (decrease) in net assets          3,407       (8,150)       6,992         274      2,198     6,937          (44)

Net assets:
    Beginning of year                     14,425        8,150       20,744       2,561      6,058    16,757        9,467
                                         -------      -------      -------      ------     ------   -------      -------
    End of year                          $17,832      $     -      $27,736      $2,835     $8,256   $23,694      $ 9,423
                                         =======      =======      =======      ======     ======   =======      =======

                                                           Fund Information
                                               -----------------------------------------
                                               Preferred Group of Mutual Funds
                                               -------------------------------
                                                            Asset       Fixed      Loan
                                               Growth     Allocation    Income     Fund      Total
                                               -------    ----------    ------    ------    --------
Participant contributions                      $ 2,061      $  381      $  264    $         $  9,414
                                               -------      ------      ------    ------    --------
Plan interest in net investment
  income of Master Trust (Note 4)                5,635         912         350       174      18,724
                                               -------      ------      ------    ------    --------
Withdrawals                                       (700)       (142)        (79)     (764)     (6,494)
Transfers to other plans, net                     (100)        (11)         (3)      (10)       (446)
Interfund transfers, net                           702         449         431        34
                                               -------      ------      ------    ------    --------
    Withdrawals and transfers, net                 (98)        296         349      (740)     (6,940)
                                               -------      ------      ------    ------    --------
Increase (decrease) in net assets                7,598       1,589         963      (566)     21,198

Net assets:
    Beginning of year                           19,718       2,628       1,781     2,950     105,239
                                               -------      ------      ------    ------    --------
    End of year                                $27,316      $4,217      $2,744    $2,384    $126,437
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

Participation
-------------

Employees under collective bargaining agreements to which the Plan is extended who meet certain age, service and citizenship or residency requirements are eligible to participate in the Plan. Participation commences upon an eligible employee's filing of an application with the Company. Participating eligible employees (the participants) elect to defer a portion of their compensation until retirement.

Participant accounts
--------------------

Accounts are maintained separately for each participant. The participant's separate account is credited with the participant's contribution as defined below and an allocation of Plan earnings. Allocations of earnings are based on participant account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account.

Loan provisions
---------------

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


Contributions
-------------

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

Investment programs
-------------------

Participants may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information. In 1996, a self-directed fund option was added to allow participants to invest in various other mutual funds outside of the Preferred Group of Mutual Funds. Contributions in and withdrawals from this self-directed fund occur through transfers to/from other elected funds. State Street Bank serves as custodian for funds invested through this self-directed fund option.

Interfund transfers
-------------------

Transfers of assets between investment funds are recorded on a net basis in the statement of changes in net assets available for plan benefits with fund information.

Vesting, distribution and plan termination
------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

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

Use of estimates in the preparation
-----------------------------------
of financial statements
------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, income and benefit payments. Actual results could differ from those estimates. The Company believes the techniques and assumptions used in establishing these amounts are appropriate.

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

                 CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                 --------------------------------------------

                             NOTE 3 - UNIT VALUES
                             --------------------
                               DECEMBER 31, 1996
                               -----------------
                               (units in 000's)


                            January  February  March  April   May   June   July   August  September  October  November  December
                            -------  --------  -----  -----  ----  ------ ------  ------  ---------  -------  --------  --------
CATERPILLAR COMMON
STOCK FUND:
  Units                        794       752    750    798    789    797    822     736        729      802       744       795
  Unit value                 23.09     23.93  24.33  22.94  23.47  24.19  23.55   24.56      26.76    24.49     27.99     26.70
PREFERRED GROUP OF
MUTUAL FUNDS:
  Stable Principal Fund -
    Units                    2,797     2,822  2,787  2,782  2,751  2,734  2,722   2,771      2,786    2,752     2,752     2,766
    Unit value               10.00     10.00  10.00  10.00  10.00  10.00  10.00   10.00      10.00    10.00     10.00     10.00
  Money Market -
    Units                    8,544     9,155  9,774  8,880  8,803  8,696  9,159   9,971     10,366   10,095    11,217    10,515
    Unit value                1.00      1.00   1.00   1.00   1.00   1.00   1.00    1.00       1.00     1.00      1.00      1.00
  Short-term Govern-
  ment -
    Units                      296       296    297    301    292    291    291     293        295      295       299       303
    Unit value                9.90      9.82   9.79   9.76   9.73   9.76   9.73    9.73       9.76     9.82      9.85      9.80
  Value -
    Units                    1,592     1,609  1,627  1,623  1,642  1,634  1,650   1,656      1,655    1,669     1,691     1,753
    Unit value               15.53     15.85  16.13  16.37  16.69  16.65  16.03   16.67      17.49    18.05     18.89     18.02
  Growth -
    Units                    1,640     1,616  1,611  1,591  1,595  1,626  1,649   1,647      1,653    1,640     1,651     1,938
    Unit value               16.89     17.62  17.60  18.57  19.02  18.52  16.87   17.75      19.14    19.00     20.49     17.23
  International -
    Units                      735       742    748    749    760    779    770     785        795      784       796       822
    Unit value               12.52     12.95  13.19  13.72  13.74  13.72  13.35   13.59      13.69    13.82     14.50     14.10
  Asset Allocation
    Units                      347       268    383    386    389    390    397     405        411      407       417       432
    Unit value               12.78     12.74  12.68  12.70  12.87  12.88  12.55   12.65      13.10    13.48     14.28     13.37
  Fixed Income -
    Units                      272       285    290    279    253    245    242     245        254      245       243       248
    Unit value               10.59     10.35  10.21  10.09  10.02  10.09  10.06    9.99      10.11    10.28     10.41     10.24
  Small Cap -
    Units                       56        72    752  1,042    178  1,431    162   1,391      1,424    1,370     1,383     1,476
    Unit value               10.43     10.63  10.92  11.55  11.98  11.25  10.58   11.04      11.61    11.55     12.27     12.45


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

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1996 and 1995 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1996 and 1995, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                            1996    1995
                                            ----    ----
   Caterpillar Inc. Common Stock Fund      11.31%  11.24%
   Preferred Stable Principal Fund         26.38%  28.47%
   Preferred Short-Term Government Fund    20.28%  22.11%
   Preferred Money Market Fund             12.31%  13.10%
   Preferred Value Fund                    17.17%  17.74%
   Preferred International Fund            13.51%  14.23%
   Preferred Growth Fund                   17.07%  16.74%
   Preferred Asset Allocation Fund         12.21%  11.96%
   Preferred Fixed Income Fund             11.38%  11.85%
   Preferred Small Cap Fund                13.71%      0%
   Loan Fund                               21.98%  15.16%

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

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 12 through 15 for analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1996 and 1995.

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

                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1996
                               -----------------
                               (Dollars in 000's)

                                                Preferred Group of Mutual Funds
              Caterpillar --------------------------------------------------------------------------------
                Common    Stable
                 Stock   Principal Short-term Money            Inter-             Asset     Fixed   Small    Loan
                 Fund      Fund    Government Market   Value  national  Growth  Allocation Income    Cap     Fund   Total
                 ----      ----    ---------- ------  ------- -------- -------- ---------- -------   ---     ----   -----
Investments, at
 fair value:
  Cash and cash
   equivalents  $ 11,311  $         $         $       $        $       $         $         $       $       $       $ 11,311
  Common stock   170,624                                                                                            170,624
  Registered
   investment
   companies               103,382   14,528    85,349  182,982  85,207  194,217   47,001    22,152  18,215          753,033
  Participant
   loans                                                                                                    20,821   20,821
                --------  --------  -------   ------- -------- ------- --------  -------   ------- ------- ------- --------
   Total
    investments  181,935   103,382   14,528    85,349  182,982  85,207  194,217   47,001    22,152  18,215  20,821  955,789

Dividend and
 interest
 receivable           56                                                                                                 56
Transfers
 receivable
 from EIP 1        4,863                           35                                                                 4,898
Contributions
 receivable          536       542       87       318      983     649    1,421      354       153     157            5,200
Other receivable/
 (payable), net      361       519        4      (254)      97     (37)     (18)     273       (25)           (762)      158
                --------  --------  -------   ------- -------- ------- --------  -------   ------- ------- -------  --------

   Net assets   $187,751  $104,443  $14,619   $85,448 $184,062 $85,819 $195,620  $47,628   $22,280 $18,372 $20,059  $966,101
                ========  ========  =======   ======= ======== ======= ========  =======   ======= ======= =======  ========

                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1995
                               -----------------
                               (Dollars in 000's)

                                                                                 Preferred Group of Mutual Funds
                                                                         ------------------------------------------------
                                 Caterpillar  Guaranteed
                                   Common     Investment       Stable
                                    Stock      Contract       Principal  Short-term   Money
                                    Fund         Fund           Fund     Government   Market     Value      International
                                    ----         ----           ----     ----------   ------     -----      -------------
Investments, at fair value:
 Common stock                     $148,480     $              $           $          $         $               $
 Registered investment com-
   panies                                                                  12,721     62,552    128,442         64,790
 Common trust funds                  6,954                     52,724
 Participant loans
                                  --------     --------       -------     -------   --------   --------        -------
                                   155,434                     52,724      12,721     62,552    128,442         64,790

Investment contracts with
 insurance companies, at
 contract value                                                44,089
                                  --------     --------       -------     -------   --------   --------        -------

   Total investments               155,434                     96,813      12,721     62,552    128,442         64,790

Dividend and interest receivable        26                         66          59        284      4,281            929
Transfers receivable from EIP 1      2,593                                                13
Contributions receivable               418                        506          78        257        710            585
Other receivable/(payable), net        225                         30         (38)       (59)       163            (89)
                                  --------     --------       -------     -------    -------   --------        -------

   Net assets                     $158,696     $  -           $97,415     $12,820    $63,047   $133,596        $66,215
                                  ========     ========       =======     =======    =======   ========        =======

                                      Preferred Group of Mutual Funds
                                      -------------------------------


                                                   Asset       Fixed       Loan
                                      Growth     Allocation    Income      Fund       Total
                                      ------     ----------    ------      ----       -----
Investments, at fair value:
 Common stock                        $            $            $          $          $148,480
 Registered investment com-
   panies                             156,741      34,726       22,890                482,862
 Common trust funds                                                                    59,678
 Participant loans                                                         16,571      16,571
                                     --------     -------      -------    -------    --------
                                      156,741      34,726       22,890     16,571     707,591

Investment contracts with
 insurance companies, at
 contract value                                                                        44,089
                                     --------     -------      -------    -------    --------

   Total investments                  156,741      34,726       22,890     16,571     751,680

Dividend and interest receivable        5,064         270          103                 11,082
Transfers receivable from EIP 1                                                         2,606
Contributions receivable                1,202         255          149                  4,160
Other receivable/(payable), net           151          17            9       (850)       (441)
                                     --------     -------      -------    -------    --------

   Net assets                        $163,158     $35,268      $23,151    $15,721    $769,087
                                     ========     =======      =======    =======    ========

                 CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                 --------------------------------------------

           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------
                              (Dollars in 000's)

                                                                  Preferred Group of Mutual Funds
                             Caterpillar -------------------------------------------------------------------------------------
                               Common     Stable
                                Stock    Principal Short-term  Money                                       Asset   Fixed   Small
                                Fund       Fund    Government  Market  Value   International  Growth   Allocation  Income   Cap
                                ----       ----    ----------  -----   -----   -------------  ------   ----------  ------   ---
Investment income:-
 Interest                    $   406    $           $          $       $          $           $          $        $         $
 Dividends                     3,598
 Net appreciation in fair
  value of:
  Common stock                41,519
  Registered investment
   companies                               5,258        615      3,612   35,676    12,181       31,039     5,796      520     2,219
                             -------    --------    -------    ------- --------   -------     --------   -------  -------   -------
     Net investment income    45,523       5,258        615      3,612   35,676    12,181       31,039     5,796      520     2,219
                             -------    --------    -------    ------- --------   -------     --------   -------  -------   -------

Contributions to all plans     5,135       6,096        978      3,781   10,442     7,601       16,182     3,858    1,869     1,314
                             -------    --------    -------    ------- --------   -------     --------   -------  -------   -------

Withdrawals from all plans    (7,437)     (7,519)    (1,093)   (12,848)  (5,166)   (2,088)      (5,126)   (1,723)  (1,489)     (307)
                             --------   --------    -------   -------- --------   -------     --------   -------  -------   -------
Transfers from EIP 1           50,104                              584
                             --------   --------    -------   -------- --------   -------     --------   -------  -------   -------
Interfund transfers, net      (64,270)     3,193      1,299     27,272    9,514     1,910       (9,633)    4,429   (1,771)   15,146
                             --------   --------    -------   -------- --------   -------     --------   -------  -------   -------
Increase (decrease) in
 assets for the year           29,055      7,028      1,799     22,401   50,466    19,604       32,462    12,360     (871)   18,372
Net assets:
 Beginning of year            158,696     97,415     12,820     63,047  133,596    66,215      163,158    35,268   23,151
                             --------   --------    -------    ------- --------   -------     --------   -------  -------   -------

  End of year                $187,751   $104,443    $14,619    $85,448 $184,062   $85,819     $195,620   $47,628  $22,280   $18,372
                             ========   ========    =======    ======= ========   =======     ========   =======  =======   =======

                                Loan
                                Fund     Total
                                ----     ------
Investment income:-
 Interest                      $ 1,521   $  1,927
 Dividends                                  3,598
 Net appreciation in fair
  value of:
  Common stock                             41,519
  Registered investment
   companies                               96,918
                               -------   --------

     Net investment income       1,521    143,960
                               -------   --------

Contributions to all plans                 57,256
                               -------   --------

Withdrawals from all plans        (422)   (45,218)
                               -------   --------

Transfers from EIP 1                       50,688
                               -------   --------
Interfund transfers, net         3,239     (9,672)
                               -------   --------

Increase (decrease) in assets
 for the year                    4,338    207,126

Net assets:
 Beginning of year              15,721    769,087
                               -------   --------

  End of year                  $20,059   $976,213
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

                                                                          Preferred Group of Mutual Funds
                                                                    ---------------------------------------------
                                  Caterpillar  Guaranteed
                                    Common     Investment  Stable
                                    Stock       Contract  Principal   Short-term   Money
                                    Fund          Fund      Fund      Government   Market     Value    International
                                    ----          ----      ----      ----------   -------   -------   -------------
Investment income:-
 Interest                        $    441      $          $ 3,408     $            $         $         $
 Dividends                          3,007
 Net appreciation in fair value
  of:
  Common stock                     11,603
  Government obligations                                    4,747
  Registered investment com-
   panies                                                               1,120        3,492     34,119      6,180
                                 --------      --------   -------     -------      -------   --------    -------
    Net investment income          15,051                   8,155       1,120        3,492     34,119      6,180
                                 --------      --------   -------     -------      -------   --------    -------
Contributions to all plans          4,931                   5,691         971        3,510      7,412      7,441
                                 --------      --------   -------     -------      -------   --------    -------
Withdrawals from all plans         (8,043)                 (5,821)       (625)      (6,582)    (2,927)    (1,884)
                                 --------      --------   -------     -------      -------   --------    -------
Return of contributions            (1,003)                 (1,689)       (152)        (905)    (1,770)      (995)
                                 --------      --------   -------     -------      -------   --------    -------
Transfers from EIP 1               33,755                                              373
                                 --------      --------   -------     -------      -------   --------    -------
Interfund transfers, net          (25,284)      (31,386)   19,215        (672)      13,001     11,409    (10,831)
                                 --------      --------   -------     -------      -------   --------    -------
Increase (decrease) in
 assets
  for the year                     19,407       (31,386)   25,551         642       12,889     48,243        (89)
Net assets:
  Beginning of year               139,289        31,386    71,864      12,178       50,158     85,353     66,304
                                 --------      --------   -------     -------      -------   --------    -------
  End of year                    $158,696      $      -   $97,415     $12,820      $63,047   $133,596    $66,215
                                 ========      ========   =======     =======      =======   ========    =======

                                   Preferred Group of Mutual Funds
                                   --------------------------------
                                                 Asset      Fixed      Loan
                                   Growth      Allocation   Income     Fund       Total
                                   --------    ----------   -------    ------    --------
Investment income:-
 Interest                         $            $            $          $ 1,121   $  4,970
 Dividends                                                                          3,007
 Net appreciation in fair value
  of:
  Common stock                                                                     11,603
  Government obligations                                                            4,747
  Registered investment com-
   panies                           32,918       7,478        2,919                88,226
                                  --------     -------      -------    -------   --------
    Net investment income           32,918       7,478        2,919      1,121    112,553
                                  --------     -------      -------    -------   --------
Contributions to all plans          13,351       2,531        1,493                47,331
                                  --------     -------      -------    -------   --------
Withdrawals from all plans          (3,115)     (1,313)        (761)      (883)   (31,954)
                                  --------     -------      -------    -------   --------
Return of contributions             (2,389)       (354)        (238)               (9,495)
                                  --------     -------      -------    -------   --------
Transfers from EIP 1                                                               34,128
                                  --------     -------      -------    -------   --------
Interfund transfers, net            10,274       6,505        5,913      1,856
                                  --------     -------      -------    -------   --------
Increase (decrease) in
 assets
  for the year                      51,039      14,847        9,326      2,094    152,563

Net assets:
  Beginning of year                112,119      20,421       13,825     13,627    616,524
                                  --------     -------      -------    -------   --------
  End of year                     $163,158     $35,268      $23,151    $15,721   $769,087
                                  ========     =======      =======    =======   ========

                                                                      SCHEDULE I
                                                                      ----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               DECEMBER 31, 1996
                               -----------------

(a)                 (b)                                   (c)                                   (d)            (e)
             Identity of issue,            Description of investment, including
              borrower, lessor               maturity date, rate of interest,                                Current
              or similar party               collateral, par or maturity value                  Cost          Value
              ----------------               ---------------------------------                  ----          -----
            Baird                      Baron Asset Fund; 69.64 units                           $  2,503      $  2,523
            Benham                     Target Maturities Series 2020 Fund; 61.50 units            1,467         1,478
            Dreyfus                    Small Company Value Fund; 2,378.12 units                  42,048        40,523
            Eaton Vance                Marathon Greater India Fund 74.62 units                      512           441
            Fidelity                   Utilities Fund; 14.75 units                                  250           249
                                       Value Fund; 69.06 units                                    3,554         3,559
                                       Worldwide Fund; 239.07 units                               3,368         3,679
            Founders                   Frontier Fund; 376.97 units                               12,867        12,191
            Guinness                   Flight China Hong Kong Fund; 212.00 units                  3,602         3,754
            Harris Associates          Oakmark Fund; 172.53 units                                 5,385         5,581
            Hotchkis & Wiley           International Fund; 257.39 units                           5,139         5,711
            Invesco                    Strategic Health Sciences Fund; 67.59 units                4,028         3,336
                                       Value Total Return Fund; 209.93 units                      4,780         5,101
            Janus                      Flexible Income Fund; 25.74 units                            250           249
                                       Janus Fund; 10.25 units                                      278           251
                                       Overseas Fund; 886.99 units                               13,255        13,500
                                       Mercury Fund; 334.06 units                                 5,689         5,519
                                       Worldwide Fund; 1,367.33 units                            43,828        46,065
                                       Olympus Fund; 1,295.56 units                              20,392        18,760
            Matthews                   Korea Fund; 60.76 units                                      489           358
            Midas                      Midas Fund; 1,848.50 units                                10,000         9,520
            Montgomery                 Asset Allocation Fund; 304.76 units                        5,574         5,513
                                       Emerging Markets Fund; 180.17 units                        2,464         2,499
                                       Small Cap Fund; 1,434.71 units                            23,658        23,630
                                       Growth Fund; 514.16 units                                 11,342        10,360
            Mutual Series              Beacon Fund; 428.43 units                                 16,351        16,687
            Neuberger and Berman       Focus Trust Fund; 14.82 units                                251           250
                                       Genesis Trust Fund; 15.61 units                              252           259
                                       Guardian Trust Fund; 1,072.47 units                       15,327        17,020
                                       Partners Fund; 412.25 units                                5,533         6,180
            PBHG                       Emerging Growth Fund; 852.27 units                        21,750        20,651
                                       Core Growth Fund; 474.43 units                             6,325         6,300
                                       Growth Fund; 3,502.28 units                               89,709        92,005
                                       Technology and Communication Fund; 14.25 units               250           250
            Roberston Stephens         Global Low-Priced Stock Fund; 18.57 units                    250           251
                                       Global MAT RES Fund; 17.64 units                             250           252
                                       Information Age Fund; 20.92 units                            250           240
                                       Microcap Growth Fund; 23.17 units                            250           255
                                       Partners Fund; 17.19 units                                   250           251
                                       Value Plus and Growth Fund; 227.99 units                   5,370         5,506
            T Rowe Price               European Stock Fund; 1,088.50 units                       17,048        19,179
                                       New Asia Fund; 639.44 units                                6,000         5,921
            Royce                      Value Fund; 4.29 units                                        40            41
            Seven Seas                 Money Market Fund; 169,351.06 units                      169,351       169,351
            Skyline                    Special Equities II Fund; 620.63 units                     7,282         7,410
            Stein Roe                  Government Income Fund; 25.36 units                          250           248
                                       Special Venture Fund; 17.43 units                            250           256
                                       Young Investor Fund; 1064.99 units                        20,258        19,926
            Strong                     Corporate Bond Fund; 290.00 units                          3,162         3,112
                                       Growth Fund; 786.02 units                                 14,479        14,541
            Twentieth Century          Value Fund; 787.63 units                                   5,487         5,190
            United Services            U.S. World Gold Fund; 411.86 units                         8,753         7,891
            Vanguard                   Growth Index Fund; 701.34 units                           10,110        11,860
                                       Vanguard/Wellesey Income Fund; 526.44 units               10,599        10,797
            Van Wagoner                Income Mid-Cap Fund; 118.82 units                          1,557         1,472
            Vontobel                   Eastern European Equity Fund; 17.23 units                    250           257
            World Funds                Vontobel U.S. Value Fund; 1,461.44 units                  19,466        20,139
                                                                                                            ---------

                                                                                                            $ 688,298
                                                                                                            =========

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------


          (a)                         (b)                    (c)        (d)     (e)       (f)         (g)        (h)          (i)
                                                                                                               Current
                                                                                        Expense                 value
                                                                                        incurred             of asset on
      Identity of                                          Purchase   Selling  Lease      with        Cost   transaction   Net gain
    party involved           Description of Assets           Price     Price   rental  transaction  of asset     date      or (loss)
    --------------           ---------------------           -----     -----   ------  -----------  --------     ----      ---------
Babson-Stewart          Ivory TMTL Fund:
                          Purchase                         $  1,000  $         $       $            $  1,000   $   1,000   $
                          Sale                                          1,064                          1,000       1,064         64

Babson                  Value Fund:
                          Series of 2 purchases               1,004                                    1,004       1,004
                          Sale                                          1,030                          1,004       1,030         26

Baird                   Baron Asset Fund:
                          Series of 4 purchases               4,003                                    4,003       4,003
                          Sale                                          1,644                          1,500       1,644        144

Benham                  Target Maturity Series 2020 Fund:
                          Series of 3 purchases               1,467                                    1,467       1,467

Berger                  New Generation Fund:
                          Series of 5 purchases               5,363                                    5,363       5,363
                          Purchase                                      5,247                          5,363       5,247      (116)

                        Small Company Value Fund:
                          Series of 6 purchases              42,048                                   42,048      42,048

Eaton Vance             Marathon Greater India Fund:
                          Purchase                              512                                      512         512

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------


          (a)                         (b)                    (c)        (d)     (e)       (f)         (g)        (h)          (i)
                                                                                                               Current
                                                                                        Expense                 value
                                                                                        incurred             of asset on
      Identity of                                          Purchase   Selling  Lease      with        Cost   transaction   Net gain
    party involved           Description of Assets           Price     Price   rental  transaction  of asset     date      or (loss)
    --------------           ---------------------           -----     -----   ------  -----------  --------     ----      ---------
Fidelity                Capital Appreciation Fund:
                          Series of 3 purchases              25,408                                   25,408      25,408
                          Series of 2 sales                           22,852                          25,408      22,852     (2,556)

                        Dividend Growth Fund:
                          Series of two purchases               251                                      251         251
                          Sale                                           247                             251         247         (4)

                        Puritan Fund:
                          Series of 3 purchases               1,514                                    1,514       1,514
                          Sale                                         1,523                           1,514       1,523          9

                        Retirement Growth Fund:
                          Series of 3 purchases              25,502                                   25,502      25,502
                          Sale                                        23,269                          25,502      23,269     (2,233)

                        Utilities Fund:
                          Purchase                              250                                      250         250

                        Value Fund:
                          Series of 2 purchases               3,554                                    3,554       3,554

                        Worldwide Fund:
                          Series of 5 purchases               4,868                                    4,868       4,868
                          Sale                                         1,526                           1,500       1,526         26

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------


     (a)                  (b)                     (c)         (d)       (e)         (f)           (g)           (h)          (i)
                                                                                                               Current
                                                                                   Expense                      value
                                                                                  incurred                   of asset on
  Identity of                                   Purchase    Selling    Lease        with          Cost       transaction   Net gain
party involved      Description of Assets        Price       Price     rental    transaction    of asset         date      or (loss)
--------------      ---------------------        -----       -----     ------    -----------    --------         ----      ---------

Founders          Frontier Fund:
                    Series of 5 purchases       12,867                                           12,867         12,867

                  Growth Fund:
                    Purchase                    16,000                                           16,000         16,000
                    Series of 2 sales                       18,565                               16,000         18,565       2,565

                  Passport Fund:
                    Purchase                    17,225                                           17,225         17,225
                    Series of 2 sales                       19,703                               17,225         19,703       2,478

Guinness          Flight China Hong Kong
                   Fund:
                    Purchase                     3,602                                            3,602          3,602

Harbor            Bond Fund:
                    Purchase                     1,000                                            1,000          1,000
                    Sale                           916                                            1,000            916         (84)

Harris            Oakmark Fund:
 Associates         Series of 4 purchases        5,385                                            5,385          5,385

Hotchkis &        International Fund:
 Wiley              Series of 6 purchases        6,139                                            6,139          6,139
                    Sale                                     1,029                                1,000          1,029          29

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------


     (a)                  (b)                     (c)         (d)       (e)         (f)           (g)           (h)          (i)
                                                                                                               Current
                                                                                   Expense                      value
                                                                                  incurred                   of asset on
  Identity of                                   Purchase    Selling    Lease        with          Cost       transaction   Net gain
party involved      Description of Assets        Price       Price     rental    transaction    of assets        date      or (loss)
--------------      ---------------------        -----       -----     ------    -----------    ---------        ----      ---------

IAI               Emerging Growth Fund:
                    Purchase                    30,000                                           30,000         30,000
                    Series of 2 sales                       35,131                               30,000         35,131       5,131

Invesco           Strategic Health Services
                   Fund:
                    Purchase                     4,028                                            4,028          4,028

                  Value Total Return Fund:
                    Series of 6 purchases        4,780                                            4,780          4,780

Janus             Flexible Income Fund:
                    Series of 2 purchases          250                                              250            250

                  Janus Fund:
                    Series of 3 purchases          278                                              278            278

                  Overseas Fund:
                    Series of 4 purchases       13,255                                           13,255         13,255

                  Mercury Fund:
                    Series of 4 purchases        6,689                                            6,689          6,689
                    Sale                                     1,008                                1,000          1,008           8

                  Worldwide Fund:
                    Series of 11 purchases      45,828                                           45,828         45,828
                    Sale                                     2,100                                2,000          2,100         100

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------




   (a)                   (b)                 (c)        (d)         (e)          (f)             (g)          (h)          (i)
                                                                                                             Current
                                                                                Expense                       value
                                                                                incurred                   of asset on
 Identity of                                Purchase   Selling     Lease          with           Cost      transaction   Net gain
party involved    Description of Assets      Price      Price      rental      transaction      of asset       date      or (loss)
--------------    ---------------------      -----      -----      ------      -----------      --------       ----      ---------
                  Olympus Fund:
                    Series of 4 purchases     21,642                                              21,642        21,642         (62)
                    Sale                                 1,188                                     1,250         1,188

Lexington         Corporate Leaders TR Fund:
                    Series of 5 purchases      4,829                                               4,829         4,829
                    Sale                                 4,880                                     4,829         4,880          50

Matthews          Korea Fund:
                    Purchase                     489                                                 489           489

Midas             Midas Fund:
                    Series of 2 purchases     10,000                                              10,000        10,000

Montgomery        Asset Allocation Fund:
                    Series of 7 purchases      5,574                                               5,574         5,574

                  Emerging Markets Fund:
                    Series of 3 purchases      2,464                                               2,464         2,464

                  Small Cap Fund:
                    Series of 2 purchases     40,005                                              40,005        40,005
                    Series of 2 sales                   16,000                                    16,347        16,000        (347)

                  Growth Fund:
                    Series of 7 purchases     11,342                                              11,342        11,342

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------


     (a)                  (b)                     (c)         (d)       (e)         (f)           (g)           (h)          (i)
                                                                                                               Current
                                                                                   Expense                      value
                                                                                  incurred                   of asset on
  Identity of                                   Purchase    Selling    Lease        with          Cost       transaction   Net gain
party involved      Description of Assets        Price       Price     rental    transaction    of assets        date      or (loss)
--------------      ---------------------        -----       -----     ------    -----------    ---------        ----      ---------

Mutual Services   Beacon Fund:
                    Series of 4 Purchases       16,351                                           16,351         16,351

                  Qualified Income Fund:
                    Purchase                     1,000                                            1,000          1,000
                    Sale                                       988                                1,000            988        (12)

Neuberger and
Berman            Focus Trust Fund:
                    Series of 2 purchases          251                                              251            251

                  Genesis Fund:
                    Series of 3 purchases          252                                              252            252

                  Guardian Fund:
                    Series of 4 purchases       15,327                                           15,327         15,327

                  Partners Fund:
                    Series of 8 purchases        5,533                                            5,533          5,533

PBHG              Emerging Growth Fund:
                    Purchase                    21,750                                           21,750         21,750

                  Core Growth Fund:
                    Series of 2 purchases        6,325                                            6,325          6,325

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ---------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------



     (a)                            (b)                  (c)         (d)      (e)        (f)        (g)        (h)            (i)
                                                                                                              Current
                                                                                       Expense                 value
                                                                                       incurred             of asset on
  Identity of                                          Purchase    Selling   Lease      with        Cost    transaction    Net gain
party involved             Description of Assets        Price       Price    rental   transaction  of asset    date        or (loss)
--------------             ---------------------        -----       -----    ------   -----------  --------    ----        ---------
                    Growth Fund:
                      Series of 9 purchases               92,709                                       92,709    92,709
                      Sale                                             3,195                            3,000     3,195         195

                    Technology and Communication Fund:
                      Purchase                               250                                          250       250

Roberston Stephens  Global Low-Priced Stock Fund
                      Purchase                               250                                          250       250

                    Global MAT RES Fund:
                      Purchase                               250                                          250       250

                    Information Age Fund:
                      Purchase                               250                                          250       250

                    Microcap Growth Fund:
                      Purchase                               250                                          250       250

                    Partners Fund:
                      Purchase                               250                                          250       250

                    Value Plus and Growth Fund:
                      Series of 3 purchases                6,370                                        6,370     6,370
                      Sale                                               971                            1,000       971         (29)

                                                                     SCHEDULE II
                                                                     -----------


                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------

     (a)                   (b)                      (c)         (d)       (e)        (f)          (g)          (h)           (i)
                                                                                                             Current
                                                                                    Expense                   value
                                                                                   incurred                of asset on
   Identity of                                    Purchase    Selling    Lease       with         Cost     transaction     Net gain
 party involved    Description of Assets           Price       Price     rental   transaction   of asset      date         or (loss)
 --------------    ---------------------           -----       -----     ------   -----------   --------      ----         ---------

T Rowe           European Stock Fund:
                   Series of 2 Purchase           17,048                                         17,048      17,048

                 New Asia Fund:
                   Purchase                        6,000                                          6,000       6,000

                 International Stock Fund:
                   Purchase                        1,000                                          1,000       1,000
                   Sale                                        968                                1,000         968         (32)

                 Science & Technology Fund:
                 Income Capital Stock
                   Purchase                        1,000                                          1,000       1,000
                   Sale                                      1,028                                1,000       1,028          28

Royce            Value Fund:
                   Series of 4 purchases             290                                            290         290
                   Sale                                        254                                  250         254           4

Seven Seas       Money Market Fund:
                   Series of 207 purchases       795,807                                        795,807     795,807
                   Series of 100 sales                     626,456                              626,456     626,456

Skyline          Special Equities II Fund:
                   Series of 2 purchases           7,282                                          7,282       7,282


                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------


          (a)                         (b)                    (c)        (d)     (e)       (f)         (g)        (h)          (i)
                                                                                                               Current
                                                                                        Expense                 value
                                                                                        incurred             of asset on
      Identity of                                          Purchase   Selling  Lease      with        Cost   transaction   Net gain
    party involved           Description of Assets           Price     Price   rental  transaction  of asset     date      or (loss)
    --------------           ---------------------           -----     -----   ------  -----------  --------     ----      ---------
Stein Roe               Government Income Fund:
                          Purchase                              250                                      250         250

                        Special Venture Fund:
                          Purchase                              250                                      250         250

                        Young Investor Fund:
                          Series of 5 purchases              20,258                                   20,258      20,258

Strong                  Corporate Bond Fund:
                          Series of 11 purchases              3,162                                    3,162       3,162

                        Growth Fund:
                          Series of 4 purchases              14,479                                   14,479      14,479

Twentieth Century       Value Fund:
                          Series of 4 purchases               5,487                                    5,487       5,487

United Services         U.S. World Gold Fund:
                          Series of 3 purchases              11,128                                   11,128      11,128
                          Sale                                         2,375                           2,375       2,375

Vanguard                Growth Index Fund:
                          Series of 3 purchases              10,110                                   10,110      10,110

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------

     (a)                  (b)                      (c)         (d)       (e)         (f)          (g)          (h)          (i)
                                                                                                             Current
                                                                                   Expense                    value
                                                                                   incurred                of asset on
 Identity of                                     Purchase    Selling    Lease       with          Cost     transaction    Net gain
party involved     Description of Assets           Price      Price     rental   transaction    of asset      date        or (loss)
--------------     ---------------------           -----      -----     ------   -----------    --------      ----        ---------
                 Vanguard/Wellesey Income Fund:
                   Series of 4 Purchases           10,599                                        10,599       10,599

                 Windsor II Fund:
                   Purchase                         1,000                                         1,000        1,000
                   Sale                                          987                              1,000          987          (13)

Van Wagoner      Income Mid-Cap Fund:
                   Purchase                         1,557                                         1,557        1,557

Vontobel         Eastern European Equity Fund:
                   Series of 8 purchases            4,599                                         4,599        4,599
                   Sale                                        4,629                              4,349        4,629          280

Warburg Pincus   Emerging Growth Fund:
                   Purchase                         1,000                                         1,000        1,000
                   Sale                                        1,107                              1,000        1,107          107

                 Emerging Markets Fund:
                   Series of 2 purchases            1,500                                         1,500        1,500
                   Sale                                        1,361                              1,500        1,361         (139)


                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                ----------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1996
                     ------------------------------------


     (a)                  (b)                     (c)         (d)       (e)         (f)           (g)           (h)          (i)
                                                                                                               Current
                                                                                   Expense                      value
                                                                                  incurred                   of asset on
  Identity of                                   Purchase    Selling    Lease        with          Cost       transaction   Net gain
party involved    Description of Assets          Price       Price     rental    transaction    of assets        date      or (loss)
--------------    ---------------------          -----       -----     ------    -----------    ---------        ----      ---------

                  Growth and Income Fund:
                  Purchase                       1,000                                            1,000          1,000
                  Sale                                         942                                1,000            942        (58)

                Post-Venture Cap Fund:
                  Series of 2 purchases          1,500                                            1,500          1,500
                  Series of 2 sales                          1,305                                1,500          1,305       (195)

World Funds     Vontobel U.S. Value Fund:
                  Purchase                      21,000                                           21,000         21,000
                  Sale                                       1,567                                1,534          1,567         33

                                                                       EXHIBIT C
                                                                       ---------

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-8003) of Caterpillar Inc. of our report dated May 12, 1997 related to the financial statements of the Tax Deferred Savings Plan, which is included in this Annual Report on Form 11-K.

/s/ PRICE WATERHOUSE LLP

Peoria, Illinois
May 12, 1997