Form 10-Q
period 1997-06-30
CATERPILLAR INC
filed 1997-08-06
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

At June 30, 1997, 376,424,424 shares of common stock of the Registrant were outstanding.

SUMMARY
-------

     This summary highlights selected information from this document and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the first quarter, you should read this entire document carefully.

SUMMARY OF RESULTS
------------------

     Caterpillar reported its best quarter ever for sales and revenues, profit and profit per share. Sales and revenues of $4.87 billion, profit of $435 million and profit per share of $1.15 were the highest in the company's history. Compared with second-quarter 1996, sales and revenues increases 17% while profit rose 16%. Profit per share grew 19% as it also benefited from the ongoing share repurchase program.

     Caterpillar has now posted record profits in 12 of the last 14 quarters.

     In June, the Board of Directors voted to increase the quarterly dividend from 20 cents to 25 cents (post-split basis) per share of common stock - a 25% increase, and to split the outstanding shares of common stock on a two-for-one basis. All per share information has been restated to reflect the split.

     Commenting on the quarter, Caterpillar Chairman and CEO Donald V. Fites said, "Once again, we are pleased to report record results. We are continuing with our investment strategies to enhance long-term growth and make us an even stronger global competitor. The dividend increase and stock split demonstrate our Board's confidence that the company can maintain superior performance in the years ahead."


HIGHLIGHTS - SECOND-QUARTER 1997 COMPARED WITH SECOND-QUARTER 1996
------------------------------------------------------------------

* Profit per share was up 19% to a best ever $1.15 per share.

* Profit of $435 million, the highest quarter ever, was 16% or $61 million more than profit for second-quarter 1996.

* Sales and revenues of $4.87 billion, the highest quarter ever, rose 17% from the second quarter a year ago.

* Margin (sales less cost of goods sold) as a percent of sales increased to 26.2% from 25.7%.

* Operating profit for Machinery and Engines as a percent of sales remained at 13%, despite increased spending for major growth initiatives and product line expansion.

* Physical sales volume was up 17%.

* Revenues from financial subsidiaries increased 13%.

* Sales inside the United States rose 20%; sales outside the United States rose 14%.

* Quarterly dividend increased from 20 cents to 25 cents (post-split basis) -- a 25% increase.

* Two-for-one stock split announced in June.

* Company outlook has improved.  (Complete outlook begins on page 20.)

* From inception in June 1995 to the end of the second quarter,
  27.2 million (post-split basis) shares have been repurchased under the company's share repurchase plan. The number of shares outstanding at June 30, 1997, was 376.4 million. When the 10% share repurchase program is complete, the company will have approximately 360 million shares outstanding. The company anticipates this program will be completed in 1998.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)


                                                     CONSOLIDATED
                                          (Caterpillar Inc. and subsidiaries)

                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,   June 30, June 30,
                                          1997      1996       1997     1996
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $4,676   $ 4,008    $ 8,748  $ 7,690
  Revenues of Financial Products .......    194       172        384      334
                                         ------    ------     ------   ------
  Total sales and revenues .............  4,870     4,180      9,132    8,024

OPERATING COSTS:
  Cost of goods sold ...................  3,450     2,976      6,431    5,756
  Selling, general and
    administrative expenses ............    547       471      1,045      920
  Research and development expenses ....    135        97        252      195
  Interest expense of
    Financial Products .................     85        70        164      139
                                        ------    ------     ------   ------
  Total operating costs ................  4,217     3,614      7,892    7,010
                                         ------    ------     ------   ------
OPERATING PROFIT .......................    653       566      1,240    1,014

  Interest expense excluding
    Financial Products .................     58        49        110       98
  Other income (expense) ...............     43        30         85       65
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES            638       547      1,215      981

  Provision for income taxes ...........    217       181        413      324
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    421       366        802      657

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......     14         8         27       13
  Equity in profit of Financial
    Products subsidiaries ..............      -         -          -        -
                                         ------    ------     ------   ------

PROFIT .................................  $ 435     $ 374      $ 829    $ 670
                                         ======    ======     ======   ======


PROFIT PER SHARE OF COMMON STOCK (NOTE 6):

  Profit ............................... $ 1.15    $ 0.97     $ 2.19   $ 1.73
                                         ======    ======     ======   ======

Cash dividends paid per share of
   common stock ........................ $  .20    $  .175    $  .40   $  .35


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)


                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                  MACHINERY AND ENGINES1

                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,   June 30, June 30,
                                          1997      1996       1997     1996
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $4,676   $ 4,008    $ 8,748  $ 7,690
  Revenues of Financial Products .......      -         -          -        -
                                         ------    ------     ------   ------
  Total sales and revenues .............  4,676     4,008      8,748    7,690

OPERATING COSTS:
  Cost of goods sold ...................  3,450     2,976      6,431    5,756
  Selling, general and
    administrative expenses ............    483       409        907      795
  Research and development expenses ....    135        97        252      195
  Interest expense of
    Financial Products .................      -         -          -        -
                                         ------    ------     ------   ------
  Total operating costs ................  4,068     3,482      7,590    6,746
                                         ------    ------     ------   ------
OPERATING PROFIT .......................    608       526      1,158      944

  Interest expense excluding
    Financial Products .................     58        49        110       98
  Other income (expense) ...............     34        29         70       58
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES            584       506      1,118      904

  Provision for income taxes ...........    196       165        377      294
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    388       341        741      610

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......     14         8         27       13
  Equity in profit of Financial
    Products subsidiaries ..............     33        25         61       47
                                         ------    ------     ------   ------

PROFIT .................................  $ 435     $ 374      $ 829    $ 670
                                         ======    ======     ======   ======


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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)


                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                     FINANCIAL PRODUCTS

                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,   June 30, June 30,
                                          1997      1996       1997     1996
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $    -   $     -    $     -   $    -
  Revenues of Financial Products .......    200       178        396      346
                                         ------    ------     ------   ------
  Total sales and revenues .............    200       178        396      346

OPERATING COSTS:
  Cost of goods sold ...................      -         -          -        -
  Selling, general and
    administrative expenses ............     70        68        150      137
  Research and development expenses ....      -         -          -        -
  Interest expense of
    Financial Products .................     89        76        170      149
                                         ------    ------     ------   ------
  Total operating costs ................    159       144        320      286
                                         ------    ------     ------   ------
OPERATING PROFIT .......................     41        34         76       60

  Interest expense excluding
    Financial Products .................      -         -          -        -
  Other income (expense) ...............     13         7         21       17
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES             54        41         97       77

  Provision for income taxes ...........     21        16         36       30
                                         ------    ------     ------   ------
  Profit of consolidated companies .....     33        25         61       47

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      -         -          -        -
  Equity in profit of Financial
    Products subsidiaries ..............      -         -          -        -
                                         ------    ------     ------   ------

PROFIT .................................  $  33     $  25      $  61    $  47
                                         ======    ======     ======   ======



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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       June 30,  Dec. 31,
                                                         1997      1996
ASSETS
  Current assets:
    Cash and short-term investments .................  $   557   $   487
    Receivables -- trade and other ..................    3,195     2,956
    Receivables -- finance ..........................    2,704     2,266
    Deferred income taxes and prepaid expenses ......      837       852
    Inventories (Note 5) ............................    2,526     2,222
                                                       -------   -------
  Total current assets ..............................    9,819     8,783

  Land, buildings, machinery, and equipment -- net ..    3,786     3,767
  Long-term receivables -- trade and other ..........      118       128
  Long-term receivables -- finance ..................    3,601     3,380
  Investments in unconsolidated
     affiliated companies (Note 4) ..................      695       701
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,113     1,093
  Intangible assets .................................      223       233
  Other assets ......................................      842       643
                                                       -------   -------
TOTAL ASSETS ........................................  $20,197   $18,728
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   944   $ 1,192
    Accounts payable and accrued expenses ...........    3,098     2,858
    Accrued wages, salaries, and employee benefits ..      988     1,010
    Dividends payable ...............................       94        76
    Deferred and current income taxes payable .......      203       142
    Long-term debt due within one year ..............    1,171     1,180
                                                       -------   -------
  Total current liabilities .........................    6,498     6,458

  Long-term debt due after one year .................    6,267     5,087
  Liability for postemployment benefits .............    2,856     3,019
  Deferred income taxes .............................       60        48
                                                       -------   -------
TOTAL LIABILITIES ...................................   15,681    14,612
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (June 30, 1997 -- 407,447,312;
    Dec. 31, 1996 -- 407,447,312) at paid in amount .    1,074       881
  Profit employed in the business ...................    4,375     3,904
  Foreign currency translation adjustment ...........      104       162
  Treasury stock (June 30, 1997 -- 31,022,888
    shares; Dec. 31, 1996 -- 26,745,092 shares)
    at cost..........................................   (1,037)     (831)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    4,516     4,116
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $20,197   $18,728
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1996 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES1
                                                        June 30,  Dec. 31,
                                                         1997      1996
ASSETS
  Current assets:
    Cash and short-term investments .................  $   466   $   445
    Receivables -- trade and other ..................    3,305     2,960
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      843       876
    Inventories (Note 5) ............................    2,526     2,222
                                                       -------   -------
  Total current assets ..............................    7,140     6,503

  Land, buildings, machinery, and equipment -- net ..    3,217     3,242
  Long-term receivables -- trade and other ..........      118       128
  Long-term receivables -- finance ..................        -         -
  Investments in unconsolidated
     affiliated companies (Note 4) ..................      695       701
  Investments in Financial Products subsidiaries ....      803       759
  Deferred income taxes .............................    1,144     1,132
  Intangible assets .................................      223       233
  Other assets ......................................      506       368
                                                       -------   -------
TOTAL ASSETS ........................................  $13,846   $13,066
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    40   $    36
    Accounts payable and accrued expenses ...........    2,718     2,556
    Accrued wages, salaries, and employee benefits ..      982     1,005
    Dividends payable ...............................       94        76
    Deferred and current income taxes payable .......      103        70
    Long-term debt due within one year ..............       78       122
                                                       -------    ------
  Total current liabilities .........................    4,015     3,865

  Long-term debt due after one year .................    2,399     2,018
  Liability for postemployment benefits .............    2,856     3,019
  Deferred income taxes .............................       60        48
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,330     8,950
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (June 30, 1997 -- 407,447,312;
    Dec. 31, 1996 -- 407,447,312) at paid in amount .    1,074       881
  Profit employed in the business ...................    4,375     3,904
  Foreign currency translation adjustment ...........      104       162
  Treasury stock (June 30, 1997 -- 31,022,888
    shares; Dec. 31, 1996 -- 26,745,092 shares)
    at cost..........................................   (1,037)     (831)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    4,516     4,116
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $13,846   $13,066
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1996 amounts.

                              CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                               SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       June 30,  Dec. 31,
                                                         1997      1996
ASSETS
  Current assets:
    Cash and short-term investments ................. $    91    $    42
    Receivables -- trade and other ..................     230        175
    Receivables -- finance ..........................   2,704      2,266
    Deferred income taxes and prepaid expenses ......      16         15
    Inventories (Note 5) ............................       -          -
                                                      -------    -------
  Total current assets ..............................   3,041      2,498

  Land, buildings, machinery, and equipment -- net ..     569        525
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   3,601      3,380
  Investments in unconsolidated
     affiliated companies (Note 4) ..................       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       4          3
  Intangible assets .................................       -          -
  Other assets ......................................     336        275
                                                      -------    -------
TOTAL ASSETS ........................................ $ 7,551    $ 6,681
                                                      =======    =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $   904    $ 1,156
    Accounts payable and accrued expenses ...........     742        520
    Accrued wages, salaries, and employee benefits ..       6          5
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......     100         72
    Long-term debt due within one year ..............   1,093      1,058
                                                      -------    -------
  Total current liabilities .........................   2,845      2,811

  Long-term debt due after one year .................   3,868      3,069
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................      35         42
                                                      -------    -------
TOTAL LIABILITIES ...................................   6,748      5,922
                                                      -------    -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (June 30, 1997 -- 407,447,312
    Dec. 31, 1996 -- 407,447,312) at paid in amount .     353        353
  Profit employed in the business ...................     464        404
  Foreign currency translation adjustment ...........     (14)         2
  Treasury stock (June 30, 1997 -- 31,022,888
    shares; Dec. 31, 1996 -- 26,745,092 shares)
    at cost..........................................       -          -
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     803        759
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 7,551    $ 6,681
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1996 amounts.

                              CATERPILLAR INC.
                  Statement of Cash Flow for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       June 30,  June 30,
                                                         1997      1996
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   829    $   670
  Adjustments for noncash items:
  Depreciation and amortization .....................     376        348
  Profit of Financial Products ......................       -          -
  Other .............................................     (65)        20

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (238)      (275)
    Inventories .....................................    (298)      (239)
    Accounts payable and accrued expenses ...........     306        210
    Other -- net ....................................     (67)        94
                                                      -------    -------
Net cash provided by operating activities ...........     843        828
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (223)      (136)
  Expenditures for equipment leased to others .......    (152)      (107)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      66         52
  Additions to finance receivables ..................  (3,236)    (2,739)
  Collections of finance receivables ................   1,547      1,302
  Proceeds from sale of finance receivables..........     848        772
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions ......................     (22)      (188)
  Other -- net ......................................    (269)       (92)
                                                      -------    -------
Net cash used for investing activities ..............  (1,441)    (1,136)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (151)      (136)
  Common stock issued, including treasury
    shares reissued .................................       7          5
  Treasury shares purchased..........................    (218)      (103)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............   1,735        298
  Payments on long-term debt ........................    (673)      (451)
  Short-term borrowings -- net ......................     (20)       699
                                                      -------    -------
Net cash provided by financing activities ...........     680        312
                                                      -------    -------
Effect of exchange rate changes on cash .............     (12)        (9)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................      70         (5)

Cash and short-term investments at the
  beginning of the period ...........................     487        638
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   557    $   633
                                                      =======    =======

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES1
                                                       June 30,  June 30,
                                                         1997      1996
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   829    $   670
  Adjustments for noncash items:
    Depreciation and amortization ...................     310        290
    Profit of Financial Products ....................     (61)       (47)
    Other ...........................................     (56)         9

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (160)      (262)
    Inventories .....................................    (298)      (239)
    Accounts payable and accrued expenses ...........     217         94
    Other -- net ....................................     (77)       115
                                                      -------    -------
Net cash provided by operating activities ...........     704        630
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (222)      (133)
  Expenditures for equipment leased to others .......       -        (2)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................       1          7
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Net short-term loans to Financial Products.........    (206)       (27)
  Investments and acquisitions ......................     (22)      (188)
  Other -- net ......................................    (207)       (47)
                                                      -------    -------
Net cash used for investing activities ..............    (656)      (390)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
Dividends paid ....................................      (151)      (136)
  Common stock issued, including treasury
    shares reissued .................................       7          5
  Treasury shares purchased..........................    (218)      (103)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............     459         27
  Payments on long-term debt ........................    (116)        (9)
  Short-term borrowings -- net ......................       4         (6)
                                                      -------    -------
Net cash used for financing activities ..............     (15)      (222)
                                                      -------    -------
Effect of exchange rate changes on cash .............     (12)       (13)
                                                      -------    -------
Increase in cash and short-term investments .........      21          5

Cash and short-term investments at the
  beginning of the period ...........................     445        580
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   466    $   585
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       June 30,  June 30,
                                                         1997      1996
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $    61    $    47
  Adjustments for noncash items:
    Depreciation and amortization ...................      66         58
    Profit of Financial Products ....................       -          -
    Other ...........................................      (8)        14

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (33)        (3)
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      27         80
    Other -- net ....................................      26          2
                                                      -------    -------
Net cash provided by operating activities ...........     139        198
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (1)        (3)
  Expenditures for equipment leased to others .......    (152)      (105)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      65         45
  Additions to finance receivables ..................  (3,236)    (2,739)
  Collections of finance receivables ................   1,547      1,302
  Proceeds from sale of finance receivables..........     848        772
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions ......................       -          -
  Other -- net ......................................     (62)       (45)
                                                      -------    -------
Net cash used for investing activities ..............    (991)      (773)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................       -          -
  Treasury shares purchased..........................       -          -
  Net short-term loans from Machinery and Engines....     206         27
  Proceeds from long-term debt issued ...............   1,276        271
  Payments on long-term debt ........................    (557)      (442)
  Short-term borrowings -- net ......................     (24)       705
                                                      -------    -------
Net cash provided by financing activities ...........     901        561
                                                      -------    -------
Effect of exchange rate changes on cash .............       -          4
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................      49        (10)

Cash and short-term investments at the
  beginning of the period ...........................      42         58
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    91    $    48
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 1997 and 1996, (b) the consolidated financial position at June 30, 1997 and December 31, 1996, and (c) the consolidated statement of cash flow for the six-month periods ended June 30, 1997 and 1996 have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

2. The results for the three- and six-month periods ended June 30, 1997 are not necessarily indicative of the results for the entire year 1997.

3. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1996.

4.   Unconsolidated Affiliated Companies

     The company's investments in unconsolidated affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan of $377. The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the unconsolidated affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended     Six Months Ended
                                    Mar. 31,   Mar. 31,    Mar. 31,   Mar. 31,
                                     1997       1996        1997       1996
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $1,756     $  913      $2,752     $1,820
                                    ======     ======      ======     ======

       Profit ....................  $   31     $   16      $   58     $   27
                                    ======     ======      ======     ======


                                                           Mar. 31,   Sep. 30,
                                                            1997       1996
     FINANCIAL POSITION
       (Unaudited)

       Assets:
         Current assets .................................   $1,973    $1,995
         Land, buildings, machinery and equipment - net..      735       733
         Other assets ...................................      351       395
                                                            ------    ------
                                                             3,059     3,123
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,610     1,683
         Long-term debt due after one year ..............      186       133
         Other liabilities ..............................      143       145
                                                            ------    ------
                                                             1,939     1,961
                                                            ------    ------
       Ownership ........................................   $1,120    $1,162
                                                            ======    ======

5. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           Jun. 30,   Dec. 31,
                                                            1997       1996
                                                        (unaudited)

       Raw materials and work-in-process ................   $1,071    $  909
       Finished goods ...................................    1,249     1,103
       Supplies .........................................      206       210
                                                            ------    ------
                                                            $2,526    $2,222
                                                            ======    ======


6.   Following is a computation of profit per share:

                                       Three Months Ended   Six Months Ended
                                        June 30,  June 30,  June 30,  June 30,
                                         1997      1996      1997      1996
                                                     (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) .......  $  435   $  374     $  829   $   670
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   377.1    386.8      378.2     387.2

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     6.5      4.1        6.5       4.1
                                         ------   ------     ------   -------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   383.6    390.9      384.7     391.3
                                         ======   ======     ======   =======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $1.15    $0.97      $2.19     $1.73

      Assuming full dilution (A/C) ....   $1.13    $0.96      $2.16     $1.71

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

     Second-quarter sales and revenues increased 17% while profit rose 16%. Profit per share was up 19% reflecting the impact of the higher profit and the ongoing share repurchase program. Profit of $435 million or $1.15 per share was $61 million or 18 cents per share higher than second-quarter 1996 profit of $374 million or 97 cents per share. A 17% increase in physical sales volume was the most significant factor contributing to the increased profit.

Machinery and Engines
     Profit before tax of $584 million increased 15% or $78 million from last year's second quarter. Sales of Machinery and Engines of $4.68 billion were up 17%. The higher sales resulted from a 17% increase in physical sales volume. Price realization was about the same.
     The increase in physical sales volume resulted from higher machine and engine sales both inside and outside the United States. Price realization was about the same, as price increases taken over the past year were offset by the negative effect of the stronger dollar on sales denominated in currencies other than the U.S.
     Margin (sales less cost of goods sold) of $1.23 billion increased $194 million from the second quarter a year ago. Margin as a percent of sales was 26.2%, up from 25.7%, primarily because of the favorable impact of higher physical sales volume and price increases taken over the past year.
Partially offsetting these favorable items were an unfavorable change in product sales mix and increased fixed manufacturing costs. These increased manufacturing costs were primarily in support of major growth initiatives and product line expansion that include electric power generation, agricultural products, mining systems, and compact machines. The net effect of the dollar on the margin rate was nominal, as the favorable effect of the stronger dollar on costs incurred in Japanese yen and European currencies was offset by the negative impact on price realization.
     Selling, general and administrative expenses were $483 million, compared with $409 million during the second-quarter 1996. The $74 million increase primarily reflects increased spending levels in support of major growth initiatives and product line expansion. The effect of inflation on costs also contributed to the increase.
     Research and development expenses of $135 million increased $38 million from the second quarter a year ago. The increase reflects expected higher spending in support of new and improved products.
     Operating profit was $608 million, up $82 million from the second quarter a year ago. Operating profit, as a percent of sales, was 13%, about the same as a year ago.
     Interest expense was $9 million higher than the second quarter a year ago due to higher debt levels.
     Other income/expense was income of $34 million compared with income of $29 million last year.

Financial Products
     Financial Products second-quarter revenues were a record $200 million, up $22 million compared with second-quarter 1996, primarily the result of Caterpillar Financial Services Corporation's (Cat Financial) larger portfolio.

     Before-tax profit was $54 million, an improvement of $13 million from last year's second quarter. The increase resulted primarily from favorable insurance reserve adjustments and higher investment income at Caterpillar Insurance Company Ltd. (Cat Insurance), and continued growth in the portfolio of earning assets at Cat Financial.

Income Taxes
     The provision for income taxes was $217 million compared with $181 million for the second quarter last year. The increase was because of the higher before-tax profit and an effective tax rate of 34% compared with 33% for the second quarter of 1996.

Unconsolidated Affiliated Companies
     The company's share of unconsolidated affiliated companies' results was $14 million, up $6 million from a year ago. Increased profit from Shin Caterpillar Mitsubishi Ltd., along with profits from recent investments in other unconsolidated affiliates, largely F.G. Wilson, L.L.C., were the reasons for the increase.

THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED MARCH 31, 1997

     Second-quarter profit and profit per share were up 10% and 11% respectively, while sales and revenues increased 14%. Profit of $435 million or $1.15 per share was $41 million higher than first-quarter profit of $394 million or $1.04 per share.

Machinery and Engines
     Profit before tax for Machinery and Engines was $584 million, a $50 million increase from the previous quarter. Sales of $4.68 billion increased $604 million because of 16% higher physical sales volume, partially offset by 1% lower price realization. The increase in physical sales volume was the result of higher machine and engine sales both inside and outside the United States. Price realization was lower primarily because of higher sales discounts and the negative effect of the stronger dollar on sales denominated in currencies other than the U.S.
     Margin was $135 million higher than the first quarter, primarily the result of the higher physical sales volume. As a percent of sales, the margin rate was 26.2% compared with 26.8% last quarter. The lower margin rate is primarily the result of the absence of the favorable impact of a buildup of inventory during the first quarter. (When inventory increases, certain fixed costs incurred in the current period are inventoried. These inventoried fixed costs are then charged to cost of goods sold in later periods when inventory decreases.) Also contributing to the lower margin rate were higher sales discounts, an unfavorable change in product sales mix, and an increase in fixed manufacturing costs in support of growth initiatives and product line expansion.
     Partially offsetting these unfavorable items was the favorable impact of higher physical sales volume. The net effect of the dollar on the margin rate was nominal, as the favorable effect of the stronger dollar on costs incurred in Japanese yen and European currencies was about offset by the negative impact on price realization.
     Selling, general and administrative expenses were $483 million, up $59 million from the first quarter. This was in line with expected increased spending levels in support of major growth initiatives and product line expansion.
     Research and development expenses of $135 million were up $18 million from the first quarter. The increase reflects higher spending in support of new and improved products.

     Operating profit of $608 million increased $58 million. As a percent of sales, operating profit was 13.0%, compared with 13.5% in the first quarter.
     Interest expense of $58 million was $6 million higher than the first quarter due to higher debt levels.
     Other income/expense was income of $34 million, $2 million lower than the first quarter.

Financial Products
     Financial Products' revenues increased $4 million, primarily the result of Cat Financial's portfolio growth. Before-tax profit was $54 million, an increase of $11 million from the first quarter.

Income Taxes
     Income tax expense of $217 million increased $21 million from the previous quarter. The increase reflects the higher profit before tax. The effective tax rate was 34% for both quarters.

Unconsolidated Affiliated Companies
     The company's share of unconsolidated affiliated companies' results was $14 million, an increase of $1 million from the previous quarter.

SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

     Profit for the six months ended June 30, 1997 was $829 million or $2.19 per share of common stock, an improvement of $159 million over profit of $670 million or $1.73 per share for the first six months of 1996. Sales and revenues of $9.13 billion were $1.11 billion higher than last year.

Machinery and Engines
     Sales were $8.75 billion, an increase of $1.06 billion from the same period last year. Profit before tax was $1.12 billion, an improvement of $214 million. The primary reason for the increase in profit was higher physical sales volume.
     The increase in physical sales volume resulted from higher machine and engine sales both inside and outside the United States.
     Price realization improved due to price increases taken over the past year, a favorable change in geographic sales mix, and lower sales discounts. These favorable items were partially offset by the negative effect of the stronger dollar on sales denominated in currencies other than the U.S.
     Margin increased $383 million primarily because of the higher physical sales volume. Margin as a percent of sales was 26.5%, up from 25.1%, primarily because of the higher physical sales volume and price increases taken over the past year. Partially offsetting these favorable items were increased fixed manufacturing costs and an unfavorable change in product sales mix. These increased manufacturing costs were primarily in support of major growth initiatives and product line expansion that include electric power generation, agricultural products, mining systems, and compact machines. The net effect of the dollar on the margin rate was nominal, as the favorable effect of the stronger dollar on costs incurred in Japanese yen and European currencies was offset by the negative impact on price realization.
     Selling, general and administrative expenses were $907 million, compared with $795 million during the first six months of 1996. The $112 million increase primarily reflects increased spending levels in support of major growth initiatives and product line expansion. The effects of inflation on costs, higher incentive pay expense, and volume-related parts distribution expenses also contributed to the increase.

     Research and development (R&D) expenses were $252 million, compared with $195 million during the first six months of 1996. The $57 million increase primarily reflects expected higher spending in support of new and improved products.
     Operating profit of $1.16 billion was $214 million higher than the first six months of 1996. Operating profit as a percent of sales was 13.2% compared with 12.3% a year ago.
     Interest expense of $110 million was $12 million higher than a year ago due to higher debt levels.
     Other income/expense was income of $70 million compared with income of $58 million last year. The increase of $12 million reflects several favorable items in 1997.

Financial Products
     Financial Products revenues for the six months ended June 30, 1997, were $396 million, up $50 million from the same period a year ago. The increase was primarily the result of Cat Financial's larger portfolio.
     Before-tax profit for Financial Products was $97 million, an increase of $20 million from the first six months of 1996. The increase resulted primarily from higher earnings from a larger portfolio of earning assets at Cat Financial.
     Selling, general and administrative expenses were up $13 million, primarily due to an increase in depreciation on leased equipment and other increases due to portfolio growth, partially offset by a favorable Cat Insurance's reserve adjustment. Interest expense was $21 million higher due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates.

Income Taxes
     Tax expense was $413 million, $89 million higher than a year ago. The increase reflects higher before-tax profit and an effective tax rate of 34% compared with 33% a year ago.

Unconsolidated Affiliated Companies
     The company's share of unconsolidated affiliated companies' results was $27 million, up $14 million from a year ago. Increased profit from Shin Caterpillar Mitsubishi Ltd., along with profits from recent investments in other unconsolidated affiliates, largely F.G. Wilson, L.L.C., were the reasons for the increase.

SALES
     Following are summaries of second-quarter company sales and dealer deliveries compared with the same quarter in 1996.

Caterpillar Sales Inside the United States
     Caterpillar sales inside the United States were $2.42 billion, a $396 million or 20% increase from the same quarter a year ago. The increase was primarily due to higher industry demand for both machines and engines. Price realization improved slightly.
     Sales inside the United States during the second quarter were 52% of total sales, an increase from 50% a year ago.

U.S. Dealer Machine Sales to End-Users
     U.S. dealer machine sales to end-users increased primarily as a result of higher industry demand for construction, mining and agricultural equipment.

     Sales to end-users (including rental purchase options) were higher in most construction sectors.
     - Sales into the highway sector were up reflecting higher levels of highway-related construction spending.
     - Housing-related sales exceeded year-earlier levels reflecting continued strength in residential housing.
     - Commercial, industrial and government building-related sales were higher in response to increased construction spending in these areas.
     - Sales of equipment for the construction of dams, ports and harbors were lower.
     Sales into commodity applications also increased with gains registered in all sectors except metal mining.
     - Coal-mining-related sales were up reflecting both higher mine production and higher coal prices.
     - Sales into the sand and quarry sector increased due to considerably higher aggregate production.
     - Agricultural-related sales rose reflecting a healthy farm economy and growing industry demand.
     - Sales to the metal mining sector were lower. Production was up, but metals prices remained below year-earlier levels.
     - Forestry sector sales were above year-earlier levels reflecting both higher forestry production and prices.
     In other applications, sales to industrial users and landfills declined.

Deliveries to U.S. Dealer Rental Fleets
     Deliveries to U.S. dealer rental fleets were up from second-quarter 1996. At the end of the second quarter, U.S. dealer dedicated rental units were above first-quarter levels and above year-earlier levels.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories declined from the end of the first quarter but were above year-ago levels. At the end of the second quarter, dealer inventories were about normal relative to the current high selling rates.

Company Engine Sales Inside the United States
     Company engine sales inside the United States were above year-earlier levels with higher sales in all applications, including industrial, truck, electric power generation, and marine.
     Sales of turbine engines also were higher with increases in oil and gas applications, as well as electric power generation. Sales into oil and gas applications were particularly strong due to increased turbine demand from offshore production activity and natural gas transmission.

Caterpillar Sales Outside the United States
     Caterpillar sales outside the United States were $2.26 billion, a $272 million or 14% increase over second-quarter 1996. Company sales of both machines and engines were higher with the improvement coming from an increase in physical sales volume. Price realization was slightly lower.
     Sales outside the United States represented 48% of worldwide sales compared with 50% for the second quarter of last year.

Dealer Machine Sales to End-Users Outside the United States
     Dealer machine sales to end-users outside the United States were higher than year earlier with gains in Latin America, Canada, Europe, Japan and Africa/Middle East more than offsetting declines elsewhere.
     - Europe: Sales for the region were higher primarily due to increased demand in Spain. Sales were up in Germany, but lower in the United Kingdom, France and Italy. Sales were higher in Central Europe.
     - Asia (excluding Japan): Sales were below year-earlier levels reflecting financial difficulties in Thailand and the imposition of custom duties in Malaysia. Sales also declined in China. Sales did increase, however, in Indonesia and India.
     - Canada: Good economic growth and low interest rates resulted in strong industry demand. Sales were higher in all applications except metal mining and nonresidential construction.
     - Africa/Middle East: Sales were up just slightly from 1996 levels reflecting slower economic growth and last year's decline in commodity prices. Sales were higher in Turkey, but lower in South Africa.
     - Latin America: Sales increased in response to much stronger economic activity, particularly in the construction sector. Higher sales were reported in most countries, including Brazil, Chile, Venezuela, Peru and Mexico.
     - Australia: Sales were lower primarily due to a decrease in mining-related demand.
     - Japan: Sales of imported product were up reflecting some improvement in investor confidence.
     - Commonwealth of Independent States (CIS): Sales remained weak as the larger countries continued to struggle economically.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were up from the end of the first quarter, but down from year-earlier levels. At the end of the second quarter, dealer inventories were slightly below normal relative to current selling rates.

Company Engine Sales Outside the United States
     Company engine sales outside the United States were above year-earlier levels due to the addition of large engine products produced by MaK Motoren GmbH for sale into the marine and electric power generation sectors. In the absence of these large engine products, company sales would have been below year-earlier levels with declines in electric power generation and industrial applications.
     Sales of turbine engines were higher with gains in oil and gas applications as well as electric power generation.

PLANT CLOSING AND CONSOLIDATION COSTS
     At June 30, 1997 the reserve for plant closing and consolidation costs was $254 million. Of this balance, $160 million related to costs associated with the closure of the Component Products Division's Precision Barstock Products (PBP) operation located in York, Pennsylvania.
     The probable closing of the York PBP manufacturing operation was announced in December 1991. In March 1996, it was announced that the facility would be closed. The company is currently in the process of closing the unit.
     Also in the reserve for plant closing and consolidation costs at June 30, 1997, was $69 million for write-downs of buildings, machinery and equipment at previously closed facilities. The remainder of the reserve related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is reduced as the benefits are provided. Currently, benefits are expected to be provided through 2003.

EMPLOYMENT
     At the end of the second quarter, Caterpillar's worldwide employment was 58,336, compared with 55,002 one year ago. Hourly employment increased 1,517 to 33,557; salaried and management employment increased 1,817 to 24,779. The increased employment is the result of acquisitions, expanded operations, and major growth initiatives.

ECONOMIC AND INDUSTRY OUTLOOK
     The world economic outlook continues to improve, primarily due to the surprising strength and solid underlying fundamentals of the U.S. economy. World economic growth in 1997 is now forecast to be noticeably stronger than last year which should lead to higher industry demand for machines, engines and turbines. Looking ahead to 1998, good economic growth is forecast to continue which should provide another year of excellent industry opportunity.
     The U.S. economy slowed in the second quarter after a much stronger than expected performance in the first quarter. Better growth is expected to resume in the third quarter and Gross Domestic Product (GDP) is now forecast to advance 3.5% to 4.0% for 1997. Inflation is expected to remain under control. In this very favorable environment, industry demand for both machines and engines should surpass last year's levels. The economy's growth rate should slow in 1998, but remain strong enough to keep industry demand near 1997 levels.
     The European economy has picked up and now shows definite signs of improvement despite differences over movement toward a single currency and other policy priorities. Tight fiscal policies, however, are expected to cause a slight decline in the construction equipment industry demand this year. In Japan, an April 1 consumption tax increase and a reduction in public works spending will likely lead to lower industry demand for the remainder of the year. In 1998, both Europe and Japan should register better economic growth led by further improvement in the private sector. Industry demand also should improve although uncertainties over public spending and other aspects of government policy remain for both regions.
     Elsewhere, faster growth in Canada and Latin America should lead to higher industry demand in these two regions for 1997. Growth has slowed in Asia and especially in Thailand, but the industry is still expected to equal or surpass last year's level. Slower economic growth in both Australia and Africa/Middle East will likely hold demand just below 1996 levels. Lack of economic recovery in Russia continues to limit demand in the CIS. For 1998, better economic growth and higher industry demand are forecast for Latin America, Africa/Middle East and the CIS. Higher industry demand also is forecast for Asia where good economic growth should continue, especially in China.
     Global currency markets have moved significantly this year. The U.S. dollar continues to strengthen against most European currencies while weakening somewhat against the Japanese yen. Although the Japanese yen strengthened in recent months, it remains weaker than a year ago. A strong dollar over the long term has an unfavorable impact on Caterpillar and other U.S. exporters. An overvalued dollar undermines the competitive position of companies that have developed a strong manufacturing base to serve global markets from the United States. As a major net exporter from the United States, an overvalued dollar would, over time, have an unfavorable impact on Caterpillar's global competitive position. However, Caterpillar's ability to weather a period of dollar overvaluation has improved in recent years. We now have cost competitive manufacturing operations for models produced and sold in both Europe and Japan. Further, key foreign-headquartered competitors in our industry have geographically diversified their manufacturing operations.

COMPANY OUTLOOK
     The company outlook for the second half of 1997 consolidated sales and revenues calls for sales to be moderately higher than the second half of 1996.
     It is anticipated that profit for the second half will also be moderately higher than the second half of 1996, consistent with the higher sales. The previously announced higher levels of investment (both capital and expense) to enhance the long-term growth of the company will continue to take place as planned in 1997. Profit per share for the second half of 1997 will also benefit from the share repurchase program.
     The information included in the Outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in Form 8-K filed with the Securities & Exchange Commission on July 22, 1997.

B.  Liquidity & Capital Resources
     Consolidated operating cash flows totaled $843 million through the second quarter of 1997, compared with $828 million for the first six months of 1996.
     Total debt at the end of the first six months was $8.38 billion, an increase of $923 million from year-end 1996. Over this period, debt related to Machinery and Engines increased $341 million, to $2.52 billion, while debt related to Financial Products increased $582 million to $5.86 billion.
     During 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over the next three to five years.
From inception in June 1995 to the end of the second-quarter 1997,
27.2 million (post-split basis) shares have been repurchased under the plan. The number of shares outstanding at June 30, 1997, was
376.4 million. When the 10% share repurchase program is complete, the company will have approximately 360 million shares outstanding. The company anticipates this program will be completed in 1998.

Machinery and Engines
     Operating cash flow totaled $704 million through the second quarter of 1997, compared with $630 million with the second quarter of 1996. The increase in operating cash flow primarily results from the increase in profits over the same period a year ago, partially offset by a $100 million pre-funding of employee benefit plans.
     Capital expenditures, excluding equipment leased to others, totaled $222 million for the first six months of 1997, compared with $133 million a year ago. During the first six months of 1997, debt related to Machinery and Engines increased from the issuance of $300 million of 100 year debentures and a new $162 million capital lease obligation, collateralized by leased manufacturing equipment and a security deposit. The company also retired $105 million of medium term notes during the first six months of 1997. The overall increase in debt for the first six months of 1997 increased the percent of debt to debt plus stockholders equity from 35% at December 31, 1996, to 36% at June 30, 1997.

Financial Products
     Operating cash flow totaled $139 million through the second quarter of 1997, compared with $198 million through the second quarter of 1996. Cash used to purchase equipment leased to others totaled $152 million through the second quarter of 1997. In addition, year-to-date 1997 net cash used for finance receivables was $841 million, compared with $665 through the second quarter of 1996.
     Financial Products' debt was $5.86 billion at June 30, 1997, an increase of $582 million from December 31, 1996 and was primarily comprised of $3.3 billion of medium term notes, $164 million of notes payable to banks and $2.3 billion of commercial paper. At the end of the first quarter, finance receivables past due over 30 days were 1.9%, compared with 2.5% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.5:1 at June 30, 1997, compared with 7.8:1 at December 31, 1996.

     Financial Products had outstanding credit lines totaling $3.66 billion at June 30, 1997, which included $1.84 billion of the company's revolving credit agreement. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings.

Reclassification
     During the first six months of 1997, management reclassified
$674 million of short-term borrowings to long-term debt due after one year. This reclassification reflects a change in management's intent to finance for periods greater than a year certain portions of debt under revolving credit agreements. For purposes of improving comparability, $555 million and $515 million were reclassified at December 31, 1996 and June 30, 1996, respectively, from short-term borrowings to long-term debt due after one year. This change impacted the Consolidated and Financial Products' portion of the Financial Position, but had no impact on the Machinery and Engines' portion. Furthermore, this change had no impact on the Results of Operations. All comparisons to second quarter 1996 and fourth quarter 1996 are with the reclassified amounts.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

     The Company has nine employee stock purchase plans administered outside the United States for our foreign employees. Those plans have approximately 1,735 participants in the aggregate. During the Second Quarter of 1997, a total of 14,560 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit No.              Description

             27                    Financial Data Schedule


     (b) Three reports on Form 8-K, April 15, June 2, and June 11, 1997, were filed during the quarter ending June 30, 1997, both pursuant to Item 5 of that form. Additional reports on Form 8-K were filed on July 2, July 17, and July 22, 1997 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: August 6, 1997                By:     /s/ D. R. Oberhelman
                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer

Date: August 6, 1997                By:     /s/ R. R. Atterbury III
                                     R. R. Atterbury III, Secretary

                              EXHIBIT INDEX



Exhibit
Number                     Description

  27                       Financial Data Schedule