Form 10-Q
period 1997-09-30
CATERPILLAR INC
filed 1997-10-31
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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

At September 30, 1997, 372,285,791 shares of common stock of the Registrant were outstanding.

SUMMARY
-------

     This summary highlights selected information from this document and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the third quarter, you should read this entire document carefully.

SUMMARY OF RESULTS
------------------

     On October 15, 1997, Caterpillar Inc. reported its best third quarter ever for sales and revenues, profit, and profit per share. Profit increased 24% to $385 million from $310 million a year ago and was the third highest quarterly profit in company history. Profit per share grew 27%, as it continued to benefit from the ongoing share repurchase program.

     Caterpillar has now posted record profit in 13 of the last 15 quarters.

     Sales and revenues rose 14% to $4.60 billion, a third-quarter record and the second highest quarterly sales and revenues in company history.

     Commenting on the quarter, Caterpillar Chairman and CEO Donald V. Fites said, "Once again, record results have been achieved by our continuously improving organization. Our investment strategies continue to enhance long-term growth as we evolve into an even stronger global competitor. The superior performance and record results achieved over the past four years are excellent testimony to the new Caterpillar we have become."

HIGHLIGHTS - THIRD-QUARTER 1997 COMPARED WITH THIRD-QUARTER 1996
----------------------------------------------------------------

     * Profit per share was up 27%, a third-quarter record at $1.03 per share.

     * Profit of $385 million, the highest third quarter ever, was 24% or $75 million more than profit for third-quarter
       1996.

     * Sales and revenues of $4.60 billion, the highest third quarter ever, rose 14% from third quarter a year ago.

     * Margin (sales less cost of goods sold) as a percent of sales increased to 25.2% from 24.5%.

     * Operating profit for Machinery and Engines as a percent of sales increased to 11.3% from 10.8%, despite the continued strength of the dollar, and increased spending for major growth initiatives and product line expansions that include electric power generation, agricultural products, mining systems, and compact machines.

     * Physical sales volume was up 15%.

     * Revenues from financial subsidiaries improved 17%.

     * Sales both inside and outside the United States rose 14%.

     * Fourth-quarter 1997 sales and profit are expected to be moderately higher than fourth-quarter 1996, which would result in record sales and profit for full-year 1997.

     * The company's preliminary outlook for 1998 calls for another record year of sales and revenues. (Complete outlook begins on page 19.)

     * The impact on consolidated results of recent sales declines in Southeast Asia have been insignificant. Anticipated sales declines in Southeast Asia for the remainder of 1997 and 1998 are also expected to have an insignificant impact on consolidated results.

     * From inception in June 1995 to the end of the third quarter, 31.6 million shares have been repurchased under the company's share repurchase plan. The number of shares outstanding at September 30, 1997, was 372.3 million.
       When the 10% share repurchase program is complete, the company will have approximately 360 million shares outstanding. The company anticipates this program will be completed in 1998.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)


                                                     CONSOLIDATED
                                          (Caterpillar Inc. and subsidiaries)

                                        Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,   Sep. 30, Sep. 30,
                                          1997      1996       1997     1996
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $4,385   $ 3,849    $13,133  $11,539
  Revenues of Financial Products .......    215       184        599      518
                                         ------    ------     ------   ------
  Total sales and revenues .............  4,600     4,033     13,732   12,057

OPERATING COSTS:
  Cost of goods sold ...................  3,278     2,905      9,709    8,661
  Selling, general, and
    administrative expenses ............    561       491      1,606    1,411
  Research and development expenses ....    132       104        384      299
  Interest expense of
    Financial Products .................     96        77        260      216
                                         ------    ------     ------   ------
  Total operating costs ................  4,067     3,577     11,959   10,587
                                         ------    ------     ------   ------
OPERATING PROFIT .......................    533       456      1,773    1,470

  Interest expense excluding
    Financial Products .................     53        48        163      146
  Other income .........................     62        32        147       97
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES            542       440      1,757    1,421

  Provision for income taxes ...........    166       138        579      462
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    376       302      1,178      959

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      9         8         36       21
  Equity in profit of Financial
    Products subsidiaries ..............      -         -          -        -
                                         ------    ------     ------   ------

PROFIT .................................  $ 385     $ 310     $1,214    $ 980
                                         ======    ======     ======   ======


PROFIT PER SHARE OF COMMON STOCK (NOTE 6):

  Profit ............................... $ 1.03    $ 0.81     $ 3.22   $ 2.54
                                         ======    ======     ======   ======

Cash dividends paid per share of
   common stock ........................ $  .25    $  .20     $  .65   $  .55


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)


                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                  MACHINERY AND ENGINES1

                                        Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,   Sep. 30, Sep. 30,
                                          1997      1996       1997     1996
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $4,385   $ 3,849    $13,133  $11,539
  Revenues of Financial Products .......      -         -          -        -
                                         ------    ------     ------   ------
  Total sales and revenues .............  4,385     3,849     13,133   11,539

OPERATING COSTS:
  Cost of goods sold ...................  3,278     2,905      9,709    8,661
  Selling, general, and
    administrative expenses ............    481       423      1,388    1,218
  Research and development expenses ....    132       104        384      299
  Interest expense of
    Financial Products .................      -         -          -        -
                                         ------    ------     ------   ------
  Total operating costs ................  3,891     3,432     11,481   10,178
                                         ------    ------     ------   ------
OPERATING PROFIT .......................    494       417      1,652    1,361

  Interest expense excluding
    Financial Products .................     53        48        163      146
  Other income .........................     51        32        121       90
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES            492       401      1,610    1,305

  Provision for income taxes ...........    147       124        524      418
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    345       277      1,086      887

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      9         8         36       21
  Equity in profit of Financial
    Products subsidiaries ..............     31        25         92       72
                                         ------    ------     ------   ------

PROFIT .................................  $ 385     $ 310     $1,214    $ 980
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)


                                            SUPPLEMENTAL CONSOLIDATING DATA
                                                   FINANCIAL PRODUCTS

                                        Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,   Sep. 30, Sep. 30,
                                          1997      1996       1997     1996
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $    -   $     -    $     -   $    -
  Revenues of Financial Products .......    221       190        617      536
                                         ------    ------     ------   ------
  Total sales and revenues .............    221       190        617      536

OPERATING COSTS:
  Cost of goods sold ...................      -         -          -        -
  Selling, general, and
    administrative expenses ............     86        74        236      211
  Research and development expenses ....      -         -          -        -
  Interest expense of
    Financial Products .................     99        83        269      232
                                         ------    ------     ------   ------
  Total operating costs ................    185       157        505      443
                                         ------    ------     ------   ------
OPERATING PROFIT .......................     36        33        112       93

  Interest expense excluding
    Financial Products .................      -         -          -        -
  Other income .........................     14         6         35       23
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES             50        39        147      116

  Provision for income taxes ...........     19        14         55       44
                                         ------    ------     ------   ------
  Profit of consolidated companies .....     31        25         92       72

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      -         -          -        -
  Equity in profit of Financial
    Products subsidiaries ..............      -         -          -        -
                                         ------    ------     ------   ------

PROFIT .................................  $  31     $  25      $  92    $  72
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Sep. 30,  Dec. 31,
                                                         1997      1996
ASSETS
  Current assets:
    Cash and short-term investments .................  $   787   $   487
    Receivables -- trade and other ..................    3,009     2,956
    Receivables -- finance ..........................    2,914     2,266
    Deferred income taxes and prepaid expenses ......      865       852
    Inventories (Note 5) ............................    2,621     2,222
                                                       -------   -------
  Total current assets ..............................   10,196     8,783

  Land, buildings, machinery, and equipment -- net ..    3,819     3,767
  Long-term receivables -- trade and other ..........      109       128
  Long-term receivables -- finance ..................    3,839     3,380
  Investments in unconsolidated
     affiliated companies (Note 4) ..................      715       701
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,016     1,093
  Intangible assets .................................      224       233
  Other assets ......................................      840       643
                                                       -------   -------
TOTAL ASSETS ........................................  $20,758   $18,728
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $ 1,033   $ 1,192
    Accounts payable and accrued expenses ...........    3,173     2,858
    Accrued wages, salaries, and employee benefits ..    1,039     1,010
    Dividends payable ...............................        -        76
    Deferred and current income taxes payable .......      140       142
    Long-term debt due within one year ..............    1,153     1,180
                                                       -------   -------
  Total current liabilities .........................    6,538     6,458

  Long-term debt due after one year .................    6,645     5,087
  Liability for postemployment benefits .............    2,832     3,019
  Deferred income taxes .............................       57        48
                                                       -------   -------
TOTAL LIABILITIES ...................................   16,072    14,612
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (Sep. 30, 1997 -- 407,447,312;
    Dec. 31, 1996 -- 407,447,312) at paid in amount .    1,071       881
  Profit employed in the business ...................    4,759     3,904
  Foreign currency translation adjustment ...........      135       162
  Treasury stock (Sep. 30, 1997 -- 35,161,521
    shares; Dec. 31, 1996 -- 26,745,092 shares)
    at cost..........................................   (1,279)     (831)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    4,686     4,116
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $20,758   $18,728
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1996 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES1
                                                       Sep. 30,  Dec. 31,
                                                         1997      1996
ASSETS
  Current assets:
    Cash and short-term investments .................  $   739   $   445
    Receivables -- trade and other ..................    3,029     2,960
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      880       876
    Inventories (Note 5) ............................    2,621     2,222
                                                       -------   -------
  Total current assets ..............................    7,269     6,503

  Land, buildings, machinery, and equipment -- net ..    3,250     3,242
  Long-term receivables -- trade and other ..........      109       128
  Long-term receivables -- finance ..................        -         -
  Investments in unconsolidated
     affiliated companies (Note 4) ..................      715       701
  Investments in Financial Products subsidiaries ....      861       759
  Deferred income taxes .............................    1,048     1,132
  Intangible assets .................................      224       233
  Other assets ......................................      505       368
                                                       -------   -------
TOTAL ASSETS ........................................  $13,981   $13,066
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    73   $    36
    Accounts payable and accrued expenses ...........    2,796     2,556
    Accrued wages, salaries, and employee benefits ..    1,033     1,005
    Dividends payable ...............................        -        76
    Deferred and current income taxes payable .......       40        70
    Long-term debt due within one year ..............       75       122
                                                       -------   -------
  Total current liabilities .........................    4,017     3,865

  Long-term debt due after one year .................    2,389     2,018
  Liability for postemployment benefits .............    2,832     3,019
  Deferred income taxes .............................       57        48
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,295     8,950
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (Sep. 30, 1997 -- 407,447,312;
    Dec. 31, 1996 -- 407,447,312) at paid in amount .    1,071       881
  Profit employed in the business ...................    4,759     3,904
  Foreign currency translation adjustment ...........      135       162
  Treasury stock (Sep. 30, 1997 -- 35,161,521
    shares; Dec. 31, 1996 -- 26,745,092 shares)
    at cost..........................................   (1,279)     (831)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    4,686     4,116
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $13,981   $13,066
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1996 amounts.

                              CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Sep. 30,  Dec. 31,
                                                         1997      1996
ASSETS
  Current assets:
    Cash and short-term investments ................. $    48    $    42
    Receivables -- trade and other ..................     189        175
    Receivables -- finance ..........................   2,914      2,266
    Deferred income taxes and prepaid expenses ......      16         15
    Inventories (Note 5) ............................       -          -
                                                      -------    -------
  Total current assets ..............................   3,167      2,498

  Land, buildings, machinery, and equipment -- net ..     569        525
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   3,839      3,380
  Investments in unconsolidated
     affiliated companies (Note 4) ..................       -          -
  Investments in Financial Products subsidiaries ....       -          -
  Deferred income taxes .............................       4          3
  Intangible assets .................................       -          -
  Other assets ......................................     335        275
                                                      -------    -------
TOTAL ASSETS ........................................ $ 7,914    $ 6,681
                                                      =======    =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $   960    $ 1,156
    Accounts payable and accrued expenses ...........     600        520
    Accrued wages, salaries, and employee benefits ..       6          5
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......     116         72
    Long-term debt due within one year ..............   1,078      1,058
                                                      -------    -------
  Total current liabilities .........................   2,760      2,811

  Long-term debt due after one year .................   4,256      3,069
  Liability for postemployment benefits .............       -          -
  Deferred income taxes .............................      37         42
                                                      -------    -------
TOTAL LIABILITIES ...................................   7,053      5,922
                                                      -------    -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (Sep. 30, 1997 -- 407,447,312
    Dec. 31, 1996 -- 407,447,312) at paid in amount .     383        353
  Profit employed in the business ...................     495        404
  Foreign currency translation adjustment ...........     (17)         2
  Treasury stock (Sep. 30, 1997 -- 35,161,521
    shares; Dec. 31, 1996 -- 26,745,092 shares)
    at cost..........................................       -          -
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................     861        759
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 7,914    $ 6,681
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1996 amounts.

                                CATERPILLAR INC.
                  Statement of Cash Flow for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       (Caterpillar Inc.
                                                       and subsidiaries)
                                                       Sep. 30,  Sep. 30,
                                                         1997      1996
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $ 1,214    $   980
  Adjustments for noncash items:
    Depreciation and amortization ...................     565        523
    Profit of Financial Products ....................       -          -
    Other ...........................................      22         81

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (43)      (174)
    Inventories .....................................    (393)      (223)
    Accounts payable and accrued expenses ...........     396        199
    Other -- net ....................................     (99)      (100)
                                                       -------    -------
Net cash provided by operating activities ...........   1,662      1,286
                                                       -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (419)      (269)
  Expenditures for equipment leased to others .......    (216)      (171)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................     100         89
  Additions to finance receivables ..................  (4,900)    (4,158)
  Collections of finance receivables ................   2,454      2,170
  Proceeds from sale of finance receivables..........   1,119        964
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions ......................     (25)      (325)
  Other -- net ......................................    (280)       (98)
                                                      -------    -------
Net cash used for investing activities ..............  (2,167)    (1,798)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (245)      (213)
  Common stock issued, including treasury
    shares reissued .................................      10          8
  Treasury shares purchased..........................    (470)      (214)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............   2,280        805
  Payments on long-term debt ........................    (887)      (761)
  Short-term borrowings -- net ......................     133      1,020
                                                      -------    -------
Net cash provided by financing activities ...........     821        645
                                                      -------    -------
Effect of exchange rate changes on cash .............     (16)       (12)
                                                      -------    -------
Increase in cash and short-term investments .........     300        121

Cash and short-term investments at the
  beginning of the period ...........................     487        638
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   787    $   759
                                                      =======    =======

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES1
                                                       Sep. 30,  Sep. 30,
                                                         1997      1996
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $ 1,214    $   980
  Adjustments for noncash items:
    Depreciation and amortization ...................     462        434
    Profit of Financial Products ....................     (92)       (72)
    Other ...........................................      27         64

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (36)      (159)
    Inventories .....................................    (393)      (223)
    Accounts payable and accrued expenses ...........     305         95
    Other -- net ....................................    (118)       (80)
                                                      -------    -------
Net cash provided by operating activities ...........   1,369      1,039
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (416)      (264)
  Expenditures for equipment leased to others .......      (4)        (4)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      10         18
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Net short-term loans to Financial Products.........     (50)       142
  Investments and acquisitions ......................     (25)      (325)
  Other -- net ......................................    (248)       (73)
                                                      -------    -------
Net cash used for investing activities ..............    (733)      (506)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (245)      (213)
  Common stock issued, including treasury
    shares reissued .................................      10          8
  Treasury shares purchased..........................    (470)      (214)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............     461         31
  Payments on long-term debt ........................    (116)       (16)
  Short-term borrowings -- net ......................      37          5
                                                      -------    -------
Net cash used for financing activities ..............    (323)      (399)
                                                      -------    -------
Effect of exchange rate changes on cash .............     (19)        (1)
                                                      -------    -------
Increase in cash and short-term investments .........     294        133

Cash and short-term investments at the
  beginning of the period ...........................     445        580
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   739    $   713
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Sep. 30,  Sep. 30,
                                                         1997      1996
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $    92    $    72
  Adjustments for noncash items:
    Depreciation and amortization ...................     103         89
    Profit of Financial Products ....................       -          -
    Other ...........................................      (3)        20

  Changes in assets and liabilities:
    Receivables -- trade and other ..................      13          3
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      46         47
    Other -- net ....................................      42         16
                                                      -------    -------
Net cash provided by operating activities ...........     293        247
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (3)        (5)
  Expenditures for equipment leased to others .......    (212)      (167)
  Proceeds from disposals of land, buildings,
    machinery, and equipment ........................      90         71
  Additions to finance receivables ..................  (4,900)    (4,158)
  Collections of finance receivables ................   2,454      2,170
  Proceeds from sale of finance receivables..........   1,119        964
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions ......................       -          -
  Other -- net ......................................     (62)       (45)
                                                      -------    -------
Net cash used for investing activities ..............  (1,514)    (1,170)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................       -          -
  Common stock issued, including treasury
    shares reissued .................................      30         20
  Treasury shares purchased..........................       -          -
  Net short-term loans from Machinery and Engines....      50       (142)
  Proceeds from long-term debt issued ...............   1,819        774
  Payments on long-term debt ........................    (771)      (745)
  Short-term borrowings -- net ......................      96      1,015
                                                      -------    -------
Net cash provided by financing activities ...........   1,224        922
                                                      -------    -------
Effect of exchange rate changes on cash .............       3        (11)
                                                      -------    -------
Increase (decrease) in cash and
  short-term investments ............................       6        (12)

Cash and short-term investments at the
  beginning of the period ...........................      42         58
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    48    $    46
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)



1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and nine-month periods ended September 30, 1997 and 1996, (b) the consolidated financial position at September 30, 1997 and December 31, 1996, and (c) the consolidated statement of cash flow for the nine-month periods ended September 30, 1997 and 1996 have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

2. The results for the three- and nine-month periods ended September 30, 1997 are not necessarily indicative of the results for the entire year 1997.

3. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1996.

4.   Unconsolidated Affiliated Companies

     The company's investments in unconsolidated affiliated companies consist principally of a 50% interest in Shin Caterpillar Mitsubishi Ltd., Japan of $400. The other 50% owner of this company is Mitsubishi Heavy Industries, Ltd., Japan.

     Combined financial information of the unconsolidated affiliated companies, as translated to U.S. dollars, was as follows:

                                    Three Months Ended     Nine Months Ended
                                    June 30,   June 30,    June 30,   June 30,
                                     1997       1996        1997       1996
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  835     $  903      $3,587     $2,723
                                    ======     ======      ======     ======

       Profit ....................  $   21     $   20      $   80     $   47
                                    ======     ======      ======     ======


                                                           June 30,   Sep. 30,
                                                            1997       1996
     FINANCIAL POSITION
       (Unaudited)

       Assets:
         Current assets .................................   $2,067    $1,995
         Land, buildings, machinery and equipment - net..      796       733
         Other assets ...................................      348       395
                                                            ------    ------
                                                             3,211     3,123
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,652     1,683
         Long-term debt due after one year ..............      220       133
         Other liabilities ..............................      152       145
                                                            ------    ------
                                                             2,024     1,961
                                                            ------    ------
       Ownership ........................................   $1,187    $1,162
                                                            ======    ======

5. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           Sep. 30,  Dec. 31,
                                                            1997       1996
                                                        (unaudited)

       Raw materials and work-in-process ................   $1,032    $  909
       Finished goods ...................................    1,390     1,103
       Supplies .........................................      199       210
                                                            ------    ------
                                                            $2,621    $2,222
                                                            ======    ======


6.   Following is a computation of profit per share:

                                       Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,  Sep. 30,  Sep. 30,
                                         1997      1996      1997      1996
                                                     (Unaudited)

  I. Net profit for period:

      Profit - consolidated (A) .......  $  385   $  310     $1,214   $   980
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average number of
       common shares outstanding (B) ..   374.7    384.1      377.0     386.1

      Shares issuable on exercise of
       stock options, net of shares
       assumed to be purchased out
       of proceeds at market price ....     6.7      4.8        6.3       4.8
                                         ------   ------     ------   -------
      Average common shares
       outstanding for fully diluted
       computation (C) ................   381.4    388.9      383.3     390.9
                                         ======   ======     ======   =======

III. Profit per share of common
      stock:

      Assuming no dilution (A/B) ......   $1.03    $0.81      $3.22     $2.54

      Assuming full dilution (A/C) ....   $1.01    $0.80      $3.17     $2.51

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED SEPTEMBER 30,
1996

     Third-quarter sales and revenues increased 14% while profit rose 24%. Profit per share was up 27%, reflecting the impact of the higher profit and the ongoing share repurchase program. Profit of $385 million or $1.03 per share was $75 million or 22 cents per share higher than third-quarter 1996 profit of $310 million or 81 cents per share. Physical sales volume increased 15% and was the most significant factor contributing to the increased profit.

Machinery and Engines
     Profit before tax of $492 million increased 23% or $91 million from last year's third quarter. Sales of Machinery and Engines of $4.39 billion rose 14%. The higher sales resulted from a 15% increase in physical sales volume.
     The increase in physical sales volume resulted from higher machine and engine sales inside and outside the United States. Price realization was about 1% lower, as price increases taken over the past year were more than offset by the effect of the stronger dollar on sales denominated in currencies other than the U.S.
     Margin (sales less cost of goods sold) of $1.11 billion increased $163 million from the third quarter a year ago. Margin as a percent of sales was 25.2%, up from 24.5%, primarily because of the favorable impact of higher physical sales volume and price increases taken over the past year. Partially offsetting these favorable items were increased fixed manufacturing costs.
The increased manufacturing costs were primarily in support of major growth initiatives and product line expansions that include electric power generation, agricultural products, mining systems, and compact machines. The net effect of the stronger dollar on the margin rate was minimal.
     Selling, general, and administrative expenses were $481 million, compared with $423 million during the third-quarter 1996. The $58 million increase primarily reflects increased spending levels in support of major growth initiatives and product line expansions. The effect of inflation on costs also contributed to the increase.
     Research and development expenses of $132 million increased $28 million from third-quarter 1996. The increase reflects expected higher spending in support of new and improved products.
     Operating profit was $494 million, up $77 million from the third quarter a year ago. Operating profit, as a percent of sales, was 11.3% compared with 10.8% a year ago.
     Interest expense was $5 million higher than third quarter a year ago due to higher average debt levels.
     Other income/expense was income of $51 million compared with income of $32 million last year.

Financial Products
    Financial Products' third-quarter revenues were a record $221 million, up $31 million compared with third-quarter 1996, primarily the result of Caterpillar Financial Services Corporation's (Cat Financial) larger portfolio.
     Before-tax profit was $50 million, an improvement of $11 million from last year's third quarter. The increase resulted primarily from a favorable reserve adjustment and higher investment income from Caterpillar Insurance Co. Ltd. (Cat Insurance).

Income Taxes
    The provision for income taxes was $166 million, compared with $138 million for the third quarter last year. The increase was primarily due to the higher before-tax profit. Third-quarter 1996 tax expense reflected an effective annual tax rate of 32 1/2% and a favorable adjustment of $5 million to recognize the impact of a tax rate change from 33% used for the first six months of the year. Third-quarter 1997 tax expense reflects an effective annual tax rate of 33% and a favorable adjustment of $12 million to recognize the impact of a change from 34% used for the first six months of the year.

Unconsolidated Affiliated Companies
    The company's share of unconsolidated affiliated companies' results was $9 million, up $1 million from a year ago.

THREE MONTHS ENDED SEPTEMBER 30, 1997 VS. THREE MONTHS ENDED JUNE 30, 1997

     Third-quarter profit of $385 million or $1.03 per share was $50 million below second-quarter profit of $435 million or $1.15 per share. Second-quarter profit was the highest quarterly profit in company history. A 5% decrease in physical sales volume was the most significant factor contributing to the lower profit.

Machinery and Engines
     Profit before tax for Machinery and Engines was $492 million, a $92 million decrease from the previous quarter. Sales of $4.39 billion decreased $291 million primarily because of the 5% lower physical sales volume. Price realization was about 1% lower.
     The decrease in physical sales volume was primarily the result of lower machine sales inside the United States. Also contributing to the lower physical sales volumes were fewer machine sales outside the United States and fewer engine sales inside the United States. Partially offsetting these lower sales were higher engine sales outside the United States. Price realization was about 1% lower due to the effect of the stronger dollar on sales denominated in currencies other than the U.S. and slightly higher sales discounts.
     Margin was $119 million lower than the second quarter, primarily the result of lower physical sales volume. As a percent of sales, the margin rate was 25.2%, compared with 26.2% last quarter. The lower margin rate was primarily the result of the unfavorable impact of lower physical sales volume.
     The net effect of the stronger dollar on the margin rate was minimal. Selling, general, and administrative expenses were $481 million, down
$2 million from the second quarter.
     Research and development expenses of $132 million were down $3 million from the second quarter.
     Operating profit of $494 million decreased $114 million. As a percent of sales, operating profit was 11.3%, compared with 13.0% in the second quarter.
     Interest expense of $53 million was $5 million lower than second quarter due to lower average debt levels.
     Other income/expense was income of $51 million, $17 million higher than second quarter.

Financial Products
     Financial Products' revenues increased $21 million, primarily the result of Cat Financial's portfolio growth. Before-tax profit was $50 million, a decrease of $4 million from second quarter. The decrease in profit before tax was due to a more favorable second-quarter reserve adjustment at Cat Insurance.

Income Taxes
     Income tax expense of $166 million decreased $51 million from the previous quarter. The decrease reflects the lower profit before tax, a change in the effective annual tax rate from 34% to 33%, and a favorable adjustment of $12 million to recognize the impact of the tax rate change for the first six months.

Unconsolidated Affiliated Companies
     The company's share of unconsolidated affiliated companies' results was $9 million, a decrease of $5 million from the previous quarter.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. NINE MONTHS ENDED SEPTEMBER 30, 1996

     Profit for the nine months ended September 30, 1997 was $1.21 billion or $3.22 per share of common stock, an improvement of $234 million over profit of $980 million or $2.54 per share for the first nine months of 1996. Sales and revenues of $13.73 billion were $1.68 billion higher than last year.

Machinery and Engines
     Sales were $13.13 billion, an increase of $1.59 billion from the same period last year. Profit before tax was $1.61 billion, an improvement of $305 million. The primary reason for the increase in profit was 14% higher physical sales volume.
     The increase in physical sales volume resulted from higher machine and engine sales both inside and outside the United States.
     Price realization was about the same as price increases taken over the past year and a favorable change in geographic sales mix were about offset by the effect of the stronger dollar on sales denominated in currencies other than the U.S.
     Margin increased $546 million primarily because of the higher physical sales volume. Margin as a percent of sales was 26.1%, up from 24.9%, primarily because of the higher physical sales volume and price increases taken over the past year. Partially offsetting these favorable items were increased fixed manufacturing costs and an unfavorable change in product sales mix. The increased manufacturing costs were primarily in support of major growth initiatives and product line expansions that include electric power generation, agricultural products, mining systems, and compact machines. The net effect of the dollar on the margin rate was minimal.
     Selling, general, and administrative expenses were $1.39 billion, compared with $1.22 billion during the first nine months of 1996. The
$170 million increase primarily reflects increased spending levels in support of major growth initiatives and product line expansions. The effects of inflation on costs and volume-related parts distribution expenses also contributed to the increase. Partially offsetting these unfavorable items was the effect of the stronger dollar on costs incurred in European currencies.
     Research and development expenses were $384 million, compared with $299 million during the first nine months of 1996. The $85 million increase primarily reflects expected higher spending in support of new and improved products.
     Operating profit of $1.65 billion was $291 million higher than the first nine months of 1996. Operating profit as a percent of sales was 12.6% compared with 11.8% a year ago.
     Interest expense of $163 million was $17 million higher than a year ago primarily due to higher average debt levels.
     Other income/expense was income of $121 million compared with income of $90 million last year. The increase of $31 million reflects several favorable items in 1997.

Financial Products
     Financial Products revenues for the nine months ended September 30, 1997, were $617 million, up $81 million from the same period a year ago. The increase was primarily the result of Cat Financial's larger portfolio.
     Before-tax profit for Financial Products was $147 million, an increase of $31 million from the first nine months of 1996. The increase resulted primarily from higher earnings from a larger portfolio of earning assets at Cat Financial and a more favorable Cat Insurance reserve adjustment.
     Selling, general, and administrative expenses were up $25 million, primarily due to an increase in depreciation on leased equipment and other increases due to portfolio growth, partially offset by the more favorable Cat Insurance reserve adjustment. Interest expense was $37 million higher due to increased borrowings to support the larger portfolio, partially offset by lower borrowing rates.

Income Taxes
     Tax expense was $579 million, $117 million higher than a year ago. The increase reflects higher before-tax profit and an effective tax rate of 33% compared with 32 1/2% a year ago.

Unconsolidated Affiliated Companies
     The company's share of unconsolidated affiliated companies' results was $36 million, up $15 million from a year ago. Increased profit from Shin Caterpillar Mitsubishi Ltd., along with profits from recent investments in other unconsolidated affiliates, largely F.G. Wilson, L.L.C., were the reasons for the increase.

SALES
     Following are summaries of third-quarter company sales and dealer deliveries compared with the same quarter in 1996.

Caterpillar Sales Inside the United States
------------------------------------------
     Caterpillar sales inside the United States were $2.08 billion, a $253 million or 14% increase over third quarter last year. The increase was primarily due to higher industry demand for machines and engines which more than offset the impact of dealer new machine inventory reductions. Price realization improved slightly.
     Sales inside the United States during the third quarter were 47% of sales, the same as a year ago.

U.S. Dealer Machine Sales to End-Users
     U.S. dealer machine sales to end-users increased primarily as a result of higher industry demand for construction, mining, and agricultural equipment. Good economic growth, low inflation, stable interest rates, and a positive outlook all contributed to higher industry demand.
     Sales to end-users (including rental purchase options) remained strong in all key construction sectors.
     - Sales into the highway sector rose as a result of much higher levels of highway-related construction spending.
     - Housing-related sales exceeded year-earlier levels reflecting continued strength in residential housing.
     - Sales for commercial, industrial and government building-related construction were unchanged from a year ago despite increased construction spending in these areas.

     Sales into commodity applications also increased with gains registered in most sectors.
     - Sand and quarry mining-related sales increased due to considerably higher aggregate production.
     - Sales to the coal mining sector were lower, despite higher mine production and higher coal prices.
     - Forestry sector sales were above year-earlier levels, reflecting both higher forestry production and prices.
     - Sales into the agricultural sector rose because of a healthy farm economy and higher industry demand.
     - Metal mining-related sales declined. Production rose, but metals prices remained below year-earlier levels.
     In other applications, sales to industrial users and landfills declined.

Deliveries to U.S. Dealer Rental Fleets
     Deliveries to U.S. dealer rental fleets increased from third-quarter 1996. At the end of the third quarter, U.S. dealer dedicated rental units were above second-quarter levels and above year-earlier levels.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories declined from the end of the second quarter, but were above year-ago levels. At the end of the third quarter, dealer inventories were about normal relative to the current high selling rates.

Company Engine Sales Inside the United States
     Company engine sales inside the United States were above year-earlier levels, also reflecting strong, underlying economic fundamentals. Sales of reciprocating engines were up with higher sales in all key applications, including on-highway trucks, marine, electric power generation, and industrial. Sales of turbine engines also were higher with an increase in oil and gas applications due to higher demand from offshore production activity and natural gas transmission.

Caterpillar Sales Outside the United States
-------------------------------------------
     Caterpillar sales outside the United States were $2.31 billion, a $283 million or 14% increase over third-quarter 1996. Company sales of both machines and engines increased as improvement in physical sales volume more than offset a decline in price realization. Most of the improvement in physical sales volume was due to an increase in dealer machine inventories versus a decline in the third quarter a year ago. At the end of the third quarter 1997, dealer inventory levels were about normal.
     Sales outside the United States represented 53% of worldwide sales, the same as third quarter of last year.

Dealer Machine Sales to End-Users Outside the United States
     Dealer machine sales to end-users outside the United States were about the same as year-earlier levels with gains in Latin America, Canada, Europe, and Commonwealth of Independent States (CIS) offset by declines elsewhere.
     - Europe: Sales for the region were higher, primarily due to increased demand in Germany. Sales also were higher in France, but were lower in the United Kingdom, Italy, and Spain.
     - Latin America: Sales rose in response to much stronger economic activity, especially in the construction sector. Higher sales were reported in most countries, including Brazil, Argentina, Chile, and Peru.

     - Asia (excluding Japan): Sales declined, reflecting tighter monetary and fiscal policies following currency devaluations in Thailand, Indonesia, Malaysia, and the Philippines. Sales also declined in China despite continued excellent economic growth.
     - Africa/Middle East: Slower economic growth combined with last year's decline in commodity prices resulted in lower sales for the region. Sales were near last year's levels in Turkey, but lower in South Africa.
     - Canada: Good economic growth, low interest rates, and higher housing starts have produced strong industry demand. Sales were higher in all construction sectors as well as petroleum, coal mining, and agricultural sectors.
     - Australia: Sales were lower primarily due to a decrease in mining-related demand.
     - Japan: Sales of imported product were down due to a very weak economy and a reduction in public works spending.
     - CIS: Sales remained weak as the larger countries continued to struggle economically.

Dealer New Machine Inventories Outside the United States
      Dealer new machine inventories outside the United States were up from the end of the second quarter and up from year-earlier levels. At the end of the third quarter, dealer inventories were about normal relative to current selling rates.

Company Engine Sales Outside the United States
     Company engine sales outside the United States were above year-earlier levels primarily due to the addition of large engine products sold into the marine and power generation sectors. In the absence of these large engine products, sales of reciprocating engines would have been slightly below year-earlier levels. Sales of turbine engines however, were above year-earlier levels, reflecting greater demand for electric power generation.

PLANT CLOSING AND CONSOLIDATION COSTS
     At September 30, 1997, the reserve for plant closing and consolidation costs was $250 million. Of this balance, $157 million related to costs associated with the closure of the Component Products Division's Precision Barstock Products (PBP) operation located in York, Pennsylvania.
     The probable closing of the York PBP manufacturing operation was announced in December 1991. In March 1996, it was announced that the facility would be closed. The company is currently in the process of closing the unit.
     Also in the reserve for plant closing and consolidation costs at September 30, 1997, was $69 million for write-downs of buildings, machinery and equipment at previously closed facilities. The remainder of the reserve related to severance benefits provided to former employees at previously closed facilities. The reserve for such benefits is reduced as the benefits are provided. Currently, benefits are expected to be provided through 2003.

EMPLOYMENT
     At the end of the third quarter, Caterpillar's worldwide employment was 59,246, compared with 55,205 one year ago. Hourly employment increased 1,863 to 33,998; salaried and management employment increased 2,178 to 25,248. The increased employment is the result of acquisitions, expanded operations, and major growth initiatives.

ECONOMIC AND INDUSTRY OUTLOOK
     The world economy remains on track to register solid growth in 1997, primarily due to the surprising strength and solid underlying fundamentals of the U.S. economy. Canadian and Latin American economies also are performing very well, providing strong demand for product throughout the Western Hemisphere. As a result, worldwide industry demand for machines and engines will be higher than last year, despite lower demand in Asia, Europe, Australia, and Japan. Looking ahead to 1998, solid economic growth is forecast to continue and should provide higher worldwide industry demand.
     In the U.S., good economic growth is forecast to continue for the remainder of the year with Gross Domestic Product (GDP) advancing 3.5% to 4.0% for 1997 - the best since 1989. Inflation is expected to remain subdued and interest rates are forecast to move only slightly higher, if at all. In this favorable environment, industry demand for machines and engines should surpass last year's levels. The economy's growth rate should slow some in 1998, but remain strong enough to keep industry demand for machines near 1997 levels. Industry demand for engines is expected to be stronger in 1998.
     The European economy continues to register noticeable improvement with GDP forecast to grow 2.5% this year versus 1.6% last year. Tight fiscal policies, however, are still expected to cause a slight decline in construction equipment industry demand this year. In Japan, tight fiscal policies caused the economy to contract in the second quarter and may have lead to another decline in the third quarter. As a result of this economic weakness and a reduction in public works spending, industry demand will decline for the year. In 1998, Europe is forecast to register better economic growth led by exports and business investment. The resulting growth in Europe should be good enough to produce higher industry demand. In contrast, the Japanese economy is forecast to remain very weak, with industry demand continuing at recessionary levels.
     Elsewhere, faster growth in Canada and Latin America has led to higher industry demand for these two regions in 1997. Good economic growth should continue in 1998, leading to even higher industry demand. In contrast, slower economic growth this year in Australia and Africa/Middle East is expected to hold industry demand near last year's levels. For 1998, demand is expected to improve in Africa/Middle East but remain about flat in Australia. Demand also is forecast to remain flat in Russia, both this year and next.
     In developing Asia, four countries (Thailand, Indonesia, Malaysia, and the Philippines) have recently experienced economic difficulties. These four countries currently comprise less than 5% of total company sales and revenues. In response to the devaluations which have occurred since July 2, all but Malaysia have raised interest rates and all have announced reductions in government spending, especially for public works projects. Thailand has also increased taxes. As a result, economic growth has slowed noticeably in the second half, and Thailand will likely enter a recession. Industry demand has declined significantly in the second half of 1997, especially in Thailand. Excluding China, which has not been affected, developing Asia's GDP growth will likely be about 5.5% for the year compared with 7% last year, and industry demand is now forecast to decline for the year as a whole. In 1998, the economies of these four countries are anticipated to remain relatively weak due to high interest rates and reduced government spending. As a result, developing Asia's (excluding China) GDP growth is forecast to be about 5% and the industry is expected to decline for a second year. China, in contrast, is forecast to maintain excellent economic and industry growth.
     In summary, strong industry demand in the Western Hemisphere will more than offset weakness elsewhere to produce higher worldwide demand in 1997.
For 1998, the preliminary outlook is for slightly higher industry demand as projected increases in the Western Hemisphere, Europe, and Africa/Middle East should be more than sufficient to offset the anticipated decline in Asia.

SOUTHEAST ASIA
     As indicated above, our current forecast of industry demand in developing Asia (excluding China) is lower than previously expected. However, we continue to believe this region has strong long-term growth potential for Caterpillar products. The impact on consolidated results of recent sales declines in this region have been insignificant. Anticipated sales declines in this region for the remainder of 1997 and 1998 are expected to have an insignificant impact on consolidated results as well.

COMPANY OUTLOOK
     The company outlook for fourth-quarter 1997 consolidated sales and revenues calls for sales to be moderately higher than fourth-quarter 1996.
     It is anticipated that profit for the fourth quarter will also be moderately higher than the fourth quarter a year ago, consistent with the higher sales. The previously announced higher levels of investment (both capital and expense) to enhance the long-term growth of the company will continue to take place as planned. Profit per share for the fourth quarter of 1997 will continue to benefit from the share repurchase program.
     Our preliminary expectations are that 1998 company sales will slightly surpass 1997 record levels.
     The information included in the Outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in Form 8-K filed with the Securities & Exchange Commission on October 15, 1997.

B.  Liquidity & Capital Resources

     Consolidated operating cash flow totaled $1.66 billion through the third quarter of 1997, compared with $1.29 billion for the first nine months of 1996.
     Total debt at the end of the first nine months was $8.83 billion, an increase of $1.37 billion from Year End 1996. Over this period, debt related to Machinery and Engines increased $361 million, to $2.54 billion, while debt related to Financial Products increased $1.01 billion to $6.29 billion.
     During 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over the next three to five years. From inception in June 1995 to the end of the third-quarter 1997, 31.6 million shares have been repurchased under the plan. The number of shares outstanding at September 30, 1997, was 372.3 million. When the 10% share repurchase program is complete, the company will have approximately 360 million shares outstanding. The company anticipates this program will be completed in 1998.

Machinery and Engines
     Operating cash flow totaled $1.37 billion through the third quarter of 1997, compared with $1.04 billion through the third quarter of 1996. The increase in operating cash flow primarily results from the increase in profits over the same period a year ago.
     Capital expenditures, excluding equipment leased to others, totaled $416 million for the first nine months of 1997, compared with $264 million a year ago.
     During the first nine months of 1997, debt related to Machinery and Engines increased from the issuance of $300 million of 100 year debentures and a new $162 million capital lease obligation, collateralized by leased manufacturing equipment and a security deposit. The company also retired $105 million of medium term notes during the first nine months of 1997. The percent of debt to debt plus stockholders equity was 35% at both September 30, 1997, and December 31, 1996.

Financial Products
     Operating cash flow totaled $293 million through the third quarter of 1997, compared with $247 million through the third quarter of 1996. The increase in operating cash flow primarily results from the increase in profits and higher depreciation and amortization over the same period a year ago.
     Expenditures for equipment leased to others totaled $212 million through the third quarter of 1997. In addition, year-to-date 1997 net cash used for finance receivables was $1.33 billion, compared with $1.02 billion through the third quarter of 1996.
     Financial Products' debt was $6.29 billion at September 30, 1997, an increase of $1.01 billion from December 31, 1996 and was primarily comprised of $3.6 billion of medium term notes, $147 million of notes payable to banks and $2.4 billion of commercial paper. At the end of the third quarter, finance receivables past due over 30 days were 1.6%, compared with 1.8% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.3:1 at September 30, 1997, compared with 7.8:1 at December 31, 1996.
     Financial Products had outstanding credit lines totaling $3.7 billion at September 30, 1997, which included $1.84 billion of the company's revolving credit agreement. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings.

Reclassification
     During the first nine months of 1997, management reclassified
$718 million of short-term borrowings to long-term debt due after one year. This reclassification reflects a change in management's intent to finance for periods greater than a year certain portions of debt under revolving credit agreements. For purposes of improving comparability, $555 million and $289 million were reclassified at December 31, 1996 and September 30, 1996, respectively, from short-term borrowings to long-term debt due after one year. This change impacted the Consolidated and Financial Products' portion of the Financial Position, but had no impact on the Machinery and Engines' portion. Furthermore, this change had no impact on the Results of Operations. All comparisons to third quarter 1996 and fourth quarter 1996 are with the reclassified amounts.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

     The company has nine employee stock purchase plans administered outside the United States for our foreign employees. Those plans have approximately 1,735 participants in the aggregate. During the third quarter of 1997, a total of 38,492 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits
          Exhibit No.              Description

             27                    Financial Data Schedule

     (b) One report on Form 8-K dated August 19, 1997, was filed during the quarter ending September 30, 1997, pursuant to Item 5 of that form. One additional report on Form 8-K was filed on October 15, 1997 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: October 31, 1997             By: /s/ D. R. Oberhelman
                                       ----------------------
                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer

Date: October 31, 1997             By: /s/ R. R. Atterbury III
                                       -------------------------
                                     R. R. Atterbury III, Secretary

                              EXHIBIT INDEX



Exhibit
Number                     Description

  27                       Financial Data Schedule