Form 10-K405
period 1997-12-31
CATERPILLAR INC
filed 1998-03-27
CIK 18230

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

   (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to __________.

                           Commission File No. 1-768


                               CATERPILLAR INC.
            (Exact name of Registrant as specified in its charter)


                                   Delaware
                (State or other jurisdiction of incorporation)

                 1-768                                      37-0602744
        (Commission File Number)                      (IRS Employer I.D. No.)

  100 NE Adams Street, Peoria, Illinois                        61629
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code: (309) 675-1000


================================================================================
1997

================================================================================

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
     Title of each class                               on which registered
     -------------------                               ---------------------
     Common Stock ($1.00 par value)                    Chicago Stock Exchange
                                                       New York Stock Exchange
                                                       Pacific Exchange, Inc.
     Preferred Stock Purchase Rights                   Chicago Stock Exchange
                                                       New York Stock Exchange
                                                       Pacific Exchange, Inc.
     9 3/8% Notes due July 15, 2000                    New York Stock Exchange
     9 3/8% Notes due July 15, 2001                    New York Stock Exchange
     9% Debentures due April 15, 2006                  New York Stock Exchange
     6% Debentures due May 1, 2007                     New York Stock Exchange
     9 3/8% Debentures due August 15, 2011             New York Stock Exchange
     9 3/4% Sinking Fund Debentures due June 1, 2019   New York Stock Exchange
     9 3/8% Debentures due March 15, 2021              New York Stock Exchange
     8% Debentures due February 15, 2023               New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of January 31, 1998, there were 366,854,972 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $17,438,675,616.


Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

     . 1998 Annual Meeting Proxy Statement ("Proxy Statement") - Part III . Annual Report to Security Holders filed as an appendix to the 1998
        Annual Meeting Proxy Statement ("Appendix") - Parts I, II, and IV


================================================================================
1997

PART I

Item 1.  Business.


Principal Business Segments
---------------------------
Caterpillar operates in three principal business segments:

  1. Machinery--design, manufacture, and marketing of construction, mining, and agricultural machinery--track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, mining shovels, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, and related parts.

  2. Engines--design, manufacture, and marketing of engines for earthmoving and construction machines, on-highway trucks, and locomotives; marine, petroleum, agricultural, industrial, and other applications; electric power generation systems; and related parts. Reciprocating engines meet power needs ranging from 40 to 13,600 horsepower (30 to 10 150 kilowatts). Turbines range from 1,340 to 18,000 horsepower (1000 to 13 500 kilowatts).

  3. Financial Products--provides financing alternatives for Caterpillar and noncompetitive related equipment, and extends loans to our customers and dealers. Also provides various forms of insurance to our dealers and customers to help support their purchase and financing of our equipment. This segment consists primarily of Caterpillar Financial Services Corporation and its subsidiaries, and Caterpillar Insurance Services Corporation.

Additional information about our business and geographic segments is incorporated by reference from Note 20 of the Notes to Consolidated Financial Statements on pages A-17 through A-18 of the Appendix.


Nature of Operations
--------------------
We conduct operations in our Machinery and Engines' segments under highly competitive conditions, including intense price competition. We place great emphasis upon the high quality and performance of our products and our dealers' service support. Although no one competitor is believed to produce all of the same types of machines and engines, there are numerous companies, large and small, which compete with us in the sale of each of our products.

Machines are distributed principally through a worldwide organization of dealers, 65 located in the United States and 132 located outside the United States. Worldwide, these dealers have more than 1,400 places of business. Reciprocating engines are sold principally through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are our dealers' principal business. Turbines and large marine reciprocating engines are sold through sales forces employed by Solar Turbines Incorporated and associated companies and MaK Motoren GmbH & Co. KG, respectively. Occasionally, these employees are assisted by independent sales representatives.

The Financial Products' segment also conducts business under highly competitive conditions. Financing for users of Caterpillar products is available through a variety of competitive sources, principally commercial banks and finance and leasing companies. We emphasize prompt and responsive service to meet customer requirements and offer various financing plans designed to increase the opportunity for sales of our products and generate financing income for our company.

On December 11, 1997, we announced an agreement with LucasVarity plc to acquire the assets of Perkins Engines, LucasVarity's diesel engine subsidiary. Perkins is a leading manufacturer of small to medium diesel engines, and its 1996 sales were approximately $1.1 billion. The addition of Perkins to our existing engine business will create a global full-line producer of reciprocating and turbine engines. A purchase price of $1.325 billion was agreed upon subject to closing date adjustments. We will pay for this acquisition using a combination of existing cash and new debt. The acquisition will be accounted for using the purchase method of accounting.

Additional information about our operations in 1997 and outlook for 1998 are incorporated by reference from "Management's Discussion and Analysis" on pages A-20 through A-28 of the Appendix and are discussed under Item 7 to this Form 10-K.


Patents and Trademarks
----------------------
Our products are sold primarily under the marks "Caterpillar," "Cat," "Solar," "Barber-Greene," and "MaK". We own a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. We do not regard any segment of our business as being dependent upon any single patent or group of patents.


Research and Development
------------------------
We have always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components. In 1997, 1996, and 1995, we spent $700 million, $570 million, and $532 million, respectively, on our research and engineering programs. Of these amounts, $528 million in 1997, $410 million in 1996, and $375 million in 1995 were attributable to new prime products and major component development and major improvements to existing products. The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products. During 1997 we announced several new products as well as improvements to existing products, including our anticipated entry into the compact construction machine market in 1998. We expect to continue the development of new products and improvements to existing products in the future, with a focus in the areas of power generation equipment, smaller machines, and agricultural products.


Employment
----------
At December 31, 1997, we employed 59,863 persons of whom 20,141 were located outside the United States.


Sales
-----
Sales outside the United States were 51% of consolidated sales for 1997 and 1996, and 52% for 1995.

Environmental Matters
---------------------
The company is regulated by federal, state, and international environmental laws governing our use of substances and control of emissions. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings, or competitive position.

We are cleaning up hazardous waste at a number of locations, often with other companies, pursuant to federal and state laws. When it is likely we will pay clean-up costs at a site and those costs can be estimated, the costs are charged against our earnings. In doing that estimate, we do not consider amounts expected to be recovered from insurance companies and others.

The amount set aside for environmental clean-up is not material and is included in "Accounts payable and accrued expenses" in Statement 3 of the Appendix. If a range of liability estimates is available on a particular site, we accrue the lower end of that range.

We cannot estimate costs on sites in the very early stages of clean-up. Currently, we have five of these sites and there is no more than a remote chance that a material amount for clean-up will be required.

A specific matter involving the United States Enviromental Protection Agency is discussed under Item 7 to this Form 10-K.

Item 1a.  Executive Officers of the Registrant as of December 31, 1997

-------------------------------------------------------------------------------------------------------------------------
                              Present Caterpillar Inc.           Principal positions held during the
        Name and Age            position and date of                 past five years other than
                                  initial election            Caterpillar Inc. position currently held

-------------------------------------------------------------------------------------------------------------------------
Donald V. Fites (64)          Chairman and Chief
                              Executive Officer (1990)
-------------------------------------------------------------------------------------------------------------------------
Glen A. Barton (58)           Group President (1990)
-------------------------------------------------------------------------------------------------------------------------
Gerald S. Flaherty (59)       Group President (1990)
-------------------------------------------------------------------------------------------------------------------------
James W. Owens (51)           Group President (1995)       .  Vice President (1990-1995)
                                                           .  President, Solar Turbines Incorporated (1990-1993)
                                                           .  Chief Financial Officer (1993-1995)
--------------------------------------------------------------------------------------------------------------------------
Richard L. Thompson (58)      Group President (1995)       .  Vice President (1989-1995)
--------------------------------------------------------------------------------------------------------------------------
R. Rennie Atterbury III (60)  Vice President, General
                              Counsel and Secretary
                              (1991)
--------------------------------------------------------------------------------------------------------------------------
James W. Baldwin (60)         Vice President (1991)
--------------------------------------------------------------------------------------------------------------------------
Sidney C. Banwart (52)        Vice President               .  Technical Resources Manager, Decatur (1991-1993)
                              (effective 1/1/98)           .  Product Manager, Motor Graders, Decatur (1993-1995)
                                                           .  General Manager, Lafayette (1995-1997)
--------------------------------------------------------------------------------------------------------------------------
Vito H. Baumgartner (57)      Vice President (1990)        .  Chairman, Caterpillar Overseas S.A. (1990-present)
--------------------------------------------------------------------------------------------------------------------------
James S. Beard (56)           Vice President (1990)        .  President, Caterpillar Financial Services Corporation
                                                              (1987-present)
--------------------------------------------------------------------------------------------------------------------------
Richard A. Benson (54)        Vice President (1989)        .  President, Caterpillar Industrial Inc. (1989-present)
--------------------------------------------------------------------------------------------------------------------------
Ronald P. Bonati (58)         Vice President (1990)
--------------------------------------------------------------------------------------------------------------------------
James E. Despain (60)         Vice President (1990)
--------------------------------------------------------------------------------------------------------------------------
Roger E. Fischbach (56)       Vice President (1989)
--------------------------------------------------------------------------------------------------------------------------
Michael A. Flexsenhar (58)    Vice President (1995)        .  General Manager, Large Engines, Lafayette Plant (1991-1995)
--------------------------------------------------------------------------------------------------------------------------
Donald M. Ings (49)           Vice President (1993)        .  Plant Manager, York (1989-1993)
                                                           .  President, Solar Turbines Incorporated (1993-present)
--------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
Duane H. Livingston (56)      Vice President (1995)        .  Director of Corporate Auditing, Corporate Services Division
                                                              (1991-1995)
------------------------------------------------------------------------------------------------------------------------------
Robert R. Macier (49)         Vice President               .  Vice President, Engineering, Solar Turbines (1990-1994)
                              (effective 1/1/98)           .  Business Unit Manager, Joliet (1994-1997)
------------------------------------------------------------------------------------------------------------------------------
David A. McKie (53)           Vice President               .  General Manager, Small Engines, Mossville Plant (1991-1995)
                              (effective 1/1/98)           .  Managing Director, Caterpillar Belgium S.A. (1995-1997)
------------------------------------------------------------------------------------------------------------------------------
Daniel M. Murphy (50)         Vice President (1996)        .  Product Manager, Excavators, Aurora Plant (1990-1996)
                                                           .  General Manager, Mossville Engine Center (1996)
------------------------------------------------------------------------------------------------------------------------------
Douglas R. Oberhelman (44)    Vice President and Chief     .  Managing Director and Vice General Manager, Strategic Planning,
                              Financial Officer (1995)        Shin Caterpillar Mitsubishi Ltd. (1991-1995)
------------------------------------------------------------------------------------------------------------------------------
Gerald Palmer (52)            Vice President (1992)
------------------------------------------------------------------------------------------------------------------------------
Robert C. Petterson (59)      Vice President (1991)        .  Managing Director, Caterpillar Brasil S.A. (1992-1995)
------------------------------------------------------------------------------------------------------------------------------
John E. Pfeffer (55)          Vice President (1995)        .  President, CONEK S.A. de C.V. (1991-1993)
                                                           .  Business Unit Manager, York Plant (1993-1995)
                                                           .  Chairman, Shin Caterpillar Mitsubshi Ltd. (1995-present)
------------------------------------------------------------------------------------------------------------------------------
Siegfried R. Ramseyer (60)    Vice President (1992)
------------------------------------------------------------------------------------------------------------------------------
Alan J. Rassi (57)            Vice President (1992)
------------------------------------------------------------------------------------------------------------------------------
Gerald L. Shaheen (53)        Vice President (1995)        .  Regional Manager, Eastern Region, N.A. Commercial Division
                                                              (1989-1993)
                                                           .  Managing Director, Caterpillar Overseas S.A.(1993-1995)
------------------------------------------------------------------------------------------------------------------------------
Gary A. Stroup (48)           Vice President (1992)        .  General Manager, Hauling Units and Motor Graders Business Unit
                                                              (1992-1995)
------------------------------------------------------------------------------------------------------------------------------
Sherril K. West (50)          Vice President (1995)        .  Marketing Support Services Manager, Corporate Services Division
                                                              (1991-1995)
------------------------------------------------------------------------------------------------------------------------------
Donald G. Western (49)        Vice President (1995)        .  Managing Director, Caterpillar Belgium S.A. (1990-1995)
------------------------------------------------------------------------------------------------------------------------------
Wayne M. Zimmerman (62)       Vice President (1989)
                              (retiring April 1, 1998)
------------------------------------------------------------------------------------------------------------------------------
Robert R. Gallagher (57)      Controller (1990)
------------------------------------------------------------------------------------------------------------------------------
F. Lynn Mc Pheeters (55)      Treasurer (1996)             .  Executive Vice President, Caterpillar Financial Services
                                                              Corporation (1990-1996)
------------------------------------------------------------------------------------------------------------------------------

Item 2.  Properties.


General Information
-------------------
Caterpillar's operations are highly integrated. Although the majority of our plants are involved primarily in the production of either machines or engines, several plants are involved in the manufacture of both. In addition, several plants are involved in the manufacture of components which are used in the assembly of both machines and engines. Caterpillar's distribution centers and regional distribution centers are involved in the storage and distribution of parts for machines and engines. Also, the research and development activities carried on at the Technical Center involve both machines and engines.

Properties we own are believed to be generally well maintained and adequate for present use. Through planned capital expenditures, we expect these properties to remain adequate for future needs. Properties we lease are covered by leases expiring over terms of generally 1 to 10 years. We anticipate no difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

Consolidations, Closures, and Sales
-----------------------------------
Over the last five years, in the ordinary course of business, we have consolidated operations and/or closed a number of facilities. In March 1996, we announced that the Precision Barstock Products business unit in York, Pennsylvania would be closed. We are currently in the process of closing the unit. Additional information regarding plant closing and consolidation costs is incorporated by reference from Note 19 of the Notes to Consolidated Financial Statements on page A-16 of the Appendix.


Headquarters
------------
Our corporate headquarters are in Peoria, Illinois. Additional marketing headquarters are located both inside and outside the United States. The Financial Products Division is headquartered in leased offices located in Nashville, Tennessee.


Distribution
------------
Distribution of our products is conducted from Distribution and Regional Distribution Centers inside and outside the United States. Caterpillar Logistics Services, Inc. distributes other companies' products utilizing certain of our distribution facilities as well as other non-Caterpillar facilities located both inside and outside the United States. We also own or lease other storage facilities which support distribution activities.


Technical Center, Training/Demonstration Areas and Proving Grounds
------------------------------------------------------------------
We own a Technical Center located in Mossville, Illinois and various other training/demonstration areas and proving grounds located both inside and outside the United States.


Changes in Fixed Assets
-----------------------
During the five years ended December 31, 1997, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

---------------------------------------------------------------------------------------------------------------------------
                  Expenditures               Acquisitions/1/                           Disposals and       Net Increase
  Year    -------------------------------------------------------  Provisions for          Other            (Decrease)
            U.S.       Outside U.S.      U.S.     Outside U.S.      Depreciation        Adjustments       During Period
---------------------------------------------------------------------------------------------------------------------------
  1993      $508           $124           $0          $ 0              $(661)              $ (98)             $(127)
---------------------------------------------------------------------------------------------------------------------------
  1994      $508           $186           $0          $ 0              $(680)              $ (65)             $ (51)
---------------------------------------------------------------------------------------------------------------------------
  1995      $506           $173           $0          $ 0              $(679)              $(132)             $(132)
---------------------------------------------------------------------------------------------------------------------------
  1996      $513           $258           $0          $136             $(690)              $ (94)             $ 123
---------------------------------------------------------------------------------------------------------------------------
  1997      $726           $380           $0          $ 2              $(710)              $(107)             $ 291
---------------------------------------------------------------------------------------------------------------------------
   /1/ Prior to 1996, Acquisition amounts, if any, are included with
Expenditures.
---------------------------------------------------------------------------------------------------------------------------

At December 31, 1997, the net book value of properties located outside the United States represented 26.9% of the net properties on the consolidated financial position. Additional information about our investment in plant, property and equipment is incorporated by reference from Notes 1D and 8 of the Notes to Consolidated Financial Statements on pages A-7 and A-12, respectively, of the Appendix.

Manufacturing, Remanufacturing, and Overhaul
--------------------------------------------
Manufacturing, remanufacturing, and overhaul of our products are conducted at the following locations. These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing products.

-------------------------------------------------------------------------------------------
Manufacturing

Inside the U.S.         Michigan              Outside the U.S.     Germany
---------------                               ----------------
California                  .  Menominee      Australia                .  Kiel
    .  Gardena          Minnesota                 .  Burnie/1/         .  Wackersdorf
    .  San Diego            .  Minneapolis        .  Cowell/1/         .  Zweibrucken
Florida                     .  New Ulm            .  Melbourne     Hungary
    .  Jacksonville     Mississippi               .  Perth             .  Godollo/2/
Georgia                     .  Oxford         Belgium              India
    .  Jefferson        Missouri                  .  Gosselies         .  Bangalore/1/
    .  LaGrange             .  Boonville      Brazil                   .  Mumbai/1/
Illinois                       West Plains        .  Piracicaba    Indonesia
    .  Aurora           North Carolina        Canada                   .  Jakarta/2/
    .  Champaign/1/         .  Clayton            .  Montreal      Italy
    .  Decatur              .  Franklin       China                    .  Bazzano
    .  DeKalb               .  Leland             .  Guangzhuo/1/      .  Jesi
    .  Dixon                .  Morganton          .  ErLiBan/1/        .  Milan/1/
    .  East Peoria          .  Sanford            .  Tianjin/2/    Japan
    .  Joliet           Oregon                    .  Xuzhou/2/         .  Akashi/1/
    .  Mapleton             .  Dallas         England                  .  Sagamihara/1/
    .  Mossville        Pennsylvania              .  Leicester     Mexico
    .  Peoria               .  York               .  Peterlee          .  Monterrey
    .  Pontiac          South Carolina            .  Skinningrove      .  Tijuana
    .  Sterling             .  Greenville         .  Stockton      Northern Ireland
Indiana                     .  Sumter             .  Wolverhampton     .  Larne/1/
    .  Lafayette        Tennessee             France               Poland
Kansas                      .  Dyersburg          .  Grenoble          .  Janow Lubelski/2/
    .  Wamego               .  Rockwood           .  Rantigny      Russia
Kentucky                Texas                                          .  St. Petersburg
    .  Danville             .  Houston                             Sweden
                                                                       .  Soderhamn
/1/ Facility of affiliated company (50% or less owned)
/2/ Facility of partially owned subsidiary (greater than 50%, less than 100%)

-------------------------------------------------------------------------------------------
Remanufacturing and Overhaul

Inside the U.S.                               Outside the U. S.    Indonesia
---------------                               -----------------
Mississippi                                   Australia                .  Bandung
    .  Corinth                                    .  Melbourne     Malaysia
    .  Prentiss County                        Belgium                  .  Kuala Lumpur
Texas                                             .  Gosselies     Mexico
    .  De Soto                                Canada                   .  Nuevo Laredo
    .  Mabank                                     .  Edmonton          .  Tijuana
                                                                       .  Veracruz
-------------------------------------------------------------------------------------------

PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Information required by Item 5 is incorporated by reference from "Common Stock Price Range" and "Number of Stockholders" on page A-29 and from "Dividends paid per share of common stock" on page A-25 of the Appendix.

We have eleven employee stock purchase plans administered outside the United States for our foreign employees. These plans are not registered with the Securities and Exchange Commission and are exempt from such registration pursuant to Regulation S under the Securities Act. As of December 31, 1997, those plans had approximately 2,850 participants in the aggregate. During the Fourth Quarter of 1997, a total of 59,205 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.


Item 6.  Selected Financial Data.

Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" on page A-19 of the Appendix.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated by reference from the "Management's Discussion and Analysis" on pages A-20 through A-28 of the Appendix, except as modified and updated by the following:


Environmental Matter
--------------------
The United States Environmental Protection Agency (EPA) has issued conditional certificates of conformity with the Clean Air Act for Caterpillar's 1998 model year heavy-duty diesel engines. The EPA has issued similar conditional certificates to other heavy-duty diesel engine manufacturers as well. The EPA is reviewing the impact of advanced electronic control technologies on the emissions compliance of heavy-duty trucks in certain operating conditions and whether the use of such technologies is consistent with the Clean Air Act's requirements. Caterpillar and the other manufacturers are responding to the EPA requests for information and are engaged in discussions with them and the United States Department of Justice in an effort to resolve this issue. We believe an amicable solution will be reached that will not have a material adverse impact on our financial position or results of operations. If we are unable to reach such an agreement and do not prevail on legal challenges to the government's position in that event, resolution of this matter could have a material adverse effect.


Year 2000
---------
We recognize customers and shareholders are concerned about product and service readiness leading up to and after the turn of the century. We define year 2000 readiness as having systems in place that will not be adversely affected by dates prior to, during or after the year 2000. We are taking the actions necessary to ensure our products and services will continue to operate on and after Jan. 1, 2000.

We have charged managers from each division with responsibility to identify, evaluate and implement changes to computer systems and applications necessary to achieve year 2000 readiness with the goal of having no effect on customers or disruption to business operations. Each division has identified major areas of potential business impact. These areas have been evaluated and conversion efforts are in process. Additionally, each division is responsible for communicating with suppliers, financial institutions and others it does business with to coordinate year 2000 readiness. These discussions and conversion efforts are also in process.

Based on the steps we are taking to address this issue and our progress to date, as well as our estimated cost of remediation, we do not expect the financial impact of Year 2000 date conversion to be material to our financial position or results of operations. If, however, modifications and conversions by us, or those with which we do business, especially foreign and domestic governments and their agencies, are not made in a timely manner, this matter could have a material adverse impact on our financial position or results.


Labor Agreement
---------------
On March 22, 1998, employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") ratified a new six-year labor agreement with Caterpillar. We believe the new contract preserves Caterpillar's right to manage key issues and remain globally competitive, while at the same time providing employees with an excellent compensation and benefits package.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7a is incorporated by reference from Notes 1F, 2, 15, and 17 of the Notes to Consolidated Financial Statements on pages A-7, A-8, A-15, and A-16 of the Appendix and from "Derivative Financial Instruments" on pages A-25 through A-27 of the Appendix.


Item 8.  Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the Report of Independent Accountants appearing on page A-3, and the Financial Statements and Notes to Consolidated Financial Statements appearing on pages A-4 through A-18 of the Appendix.



PART III


Item 10.  Directors and Executive Officers of the Registrant.

Information required by Item 10 relating to identification of directors is incorporated by reference from "Directors Nominated this Year for Terms Expiring in 2001," "Directors Up for Election in 2000," and "Directors Up for Election in 1999." on pages 2 through 4 of the Proxy Statement. Identification of executive officers appears in Item 1a of this Form 10-K. There are no family relationships between the officers and directors of the Company. All officers serve at the pleasure of the Board of Directors and are regularly elected at a meeting of the Board of Directors in April of each year. Information required by Item 405 of Regulation S-K is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of the Proxy Statement.

Item 11.  Executive Compensation.

Information required by Item 11 is incorporated by reference from "Director Compensation" on page 5, "Report of the Compensation Committee on Executive Compensation" on pages 8 through 14, "Performance Graph" on page 7, and "Executive Compensation Tables" on pages 14 through 17 of the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference from "Caterpillar Stock Owned by Officers and Directors (as of January 31, 1998)" on page 6 of the Proxy Statement and from "Persons Owing More than Five Percent of Caterpillar Stock as of December 31, 1997" on page 7 of the Proxy Statement.

Based on a Form 13G filing by Oppenheimer Capital ("Oppenheimer") on March 10, 1998, information contained on page 7 of our Proxy Statement is updated as follows.

---------------------------------------------------------------------------------------------------------------------------------
           Persons Owning More than Five Percent of Caterpillar Stock
                            (As of December 31, 1997)
---------------------------------------------------------------------------------------------------------------------------------

                                                      Voting Authority      Dispositive Authority  Total Amount of    Percent
                                                     --------------------------------------------     Beneficial         of
Name and Address                                     Sole       Shared        Sole       Shared       Ownership        Class
----------------------------------------------------------------------------------------------------------------------------
                                                      0       30,326,983        0      30,326,983     30,326,983        8.2%
Oppenheimer Capital
Oppenheimer Tower
World Financial Center
New York, NY  10281
----------------------------------------------------------------------------------------------------------------------------
                                                   924,650         0       23,411,650       0         23,411,650        6.3%
Joint filing by The Capital Group Companies,
Inc. and Capital Research and Management Company
333 South Hope Street
Los Angeles, CA  90071
----------------------------------------------------------------------------------------------------------------------------

Item 13.  Certain Relationships and Related Transactions.

Information required by Item 13 is incorporated by reference from "Certain Related Transactions" on page 17 of the Proxy Statement.

PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)     The following documents are filed as part of this report:
                  1.   Financial Statements (Incorporated by reference from the
                       indicated Appendix pages):
                  .    Report of Independent Accountants (p. A-3)
                  .    Statement 1 - Consolidated Results of Operations (p.A-4)
                  .    Statement 2 - Changes in Consolidated Stockholders'
                       Equity (p. A-4)
                  .    Statement 3 - Financial Position (p. A-5)
                  .    Statement 4 - Statement of Cash Flow (p. A-6)
                  .    Notes to Consolidated Financial Statements (pp. A-7
                       through A-18)

                  2.   Financial Statement Schedule:
                  . Report of Independent Accountants on Financial Statement Schedule
                  . All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.

          (b) There were four reports, dated October 15, November 3, December 1, December 11, filed on Form 8-K pursuant to Item 5 during the last quarter of 1997. No financial statements were filed as part of those reports.

          (c)     Exhibits:
                  3 (i) (a) Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(a)(i) to the 1994
                            Form 10-K).
                  3 (i) (b) Certificate of Designation, Preferences and Rights
                            of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 2 to Form 8-A filed December 11, 1996).
                  3 (ii) Bylaws (incorporated by reference from Exhibit 3(ii) to Form 10-Q for the third quarter of 1995).
                  4 Rights Agreement dated as of December 11, 1996, between Caterpillar Inc. and First Chicago Trust Company of New York (incorporated by reference from Exhibit 1 to Form 8-A filed December 11, 1996).
                 10 (a) Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, as amended and restated (incorporated by reference from Exhibit 4.3 to Form S-3 (Reg. No. 333-43133) filed December 23, 1997).**
                 10 (b) Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement (incorporated by reference from Exhibit 4.2 to Form S-3 (Reg. No. 333-43133) filed December 23, 1997).**

                 10 (c)     Supplemental Pension Benefit Plan, as amended and
                            restated (incorporated by reference from Exhibit
                            10(c) to the 1993 Form 10-K).**
                 10 (d)     Supplemental Employees' Investment Plan, as amended
                            and restated (incorporated by reference from Exhibit
                            10(d) to the 1996 Form 10-K).**
                 10 (e)     Caterpillar Inc. 1997 Corporate Incentive
                            Compensation Plan Management and Salaried Employees,
                            as amended and restated.**
                 10 (f)     Directors' Deferred Compensation Plan, as amended
                            and restated (incorporated by reference from Exhibit
                            10(f) to the 1996 Form 10-K).**
                 10 (g)     Directors' Charitable Award Program (incorporated by
                            reference from Exhibit 10(h) to the 1993
                            Form 10-K).**
                 10 (h)     Deferred Employees' Investment Plan, as amended and
                            restated (incorporated by reference from Exhibit
                            10(h) to the 1996 Form 10-K).**
                 11         Statement re: Computation of per Share Earnings
                            (incorporated by reference from Note 14 of the Notes
                            to Consolidated Financial Statements appearing on
                            page A-15 of the Appendix).
                 12         Statement Setting Forth Computation of Ratios of
                            Profit to Fixed Charges.
                 13         Annual Report to Security Holders attached as an
                            Appendix to the Company's 1998 Annual Meeting Proxy
                            Statement.
                 21         Subsidiaries and Affiliates of the Registrant.
                 23         Consent of Independent Accountants.
                 27         Financial Data Schedule.
                 99 (a)     Form 11-K for Caterpillar Foreign Service Employees'
                            Stock Purchase Plan.

           ** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                   SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CATERPILLAR INC.
                                                (Registrant)

                                       By:    /s/R. R. ATTERBURY III
                                            ------------------------------
Date:  March 27, 1998                       R. R. Atterbury III, Secretary
      ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                                               Chairman of the Board, Director and
March 27, 1998                       /s/DONALD V. FITES                              Chief Executive Officer
--------                       -------------------------------------------
                                       (Donald V. Fites)

March 27, 1998                       /s/GLEN A. BARTON                                Group President
--------                       -------------------------------------------
                                       (Glen A. Barton)

March 27, 1998                     /s/GERALD S. FLAHERTY                              Group President
--------                       -------------------------------------------
                                     (Gerald S. Flaherty)

March 27, 1998                       /s/JAMES W. OWENS                                Group President
--------                       -------------------------------------------
                                       (James W. Owens)

March 27, 1998                     /s/RICHARD L. THOMPSON                             Group President
--------                       -------------------------------------------
                                     (Richard L. Thompson)
                                                                                      Vice President and
March 27, 1998                    /s/DOUGLAS R. OBERHELMAN                        Chief Financial Officer
--------                       -------------------------------------------
                                    (Douglas R. Oberhelman)
                                                                                      Controller and
March 27, 1998                     /s/ROBERT R. GALLAGHER                         Chief Accounting Officer
--------                       -------------------------------------------
                                     (Robert R. Gallagher)


March 27, 1998                     /s/LILYAN H. AFFINITO                                  Director
--------                       -------------------------------------------
                                     (Lilyan H. Affinito)

March 27, 1998                       /s/W. FRANK BLOUNT                                   Director
--------                       -------------------------------------------
                                       (W. Frank Blount)

March 27, 1998                       /s/JOHN T. DILLON                                    Director
--------                       -------------------------------------------
                                       (John T. Dillon)

March 27, 1998                       /s/DAVID R. GOODE                                    Director
--------                       -------------------------------------------
                                       (David R. Goode)

March 27, 1998                       /s/JAMES P. GORTER                                   Director
--------                       -------------------------------------------
                                       (James P. Gorter)

March 27, 1998                      /s/PETER A. MAGOWAN                                   Director
--------                       -------------------------------------------
                                      (Peter A. Magowan)

March 27, 1998                      /s/GORDON R. PARKER                                   Director
--------                       -------------------------------------------
                                      (Gordon R. Parker)

March 27, 1998                     /s/GEORGE A. SCHAEFER                                  Director
--------                       -------------------------------------------
                                     (George A. Schaefer)

March 27, 1998                       /s/JOSHUA I. SMITH                                   Director
--------                       -------------------------------------------
                                       (Joshua I. Smith)

March 27, 1998                     /s/CLAYTON K. YEUTTER                                  Director
--------                       -------------------------------------------
                                     (Clayton K. Yeutter)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Caterpillar Inc.:

Our audits of the consolidated financial statements of Caterpillar Inc. referred to in our report dated January 21, 1998 appearing on page A-3 of the Appendix to the 1998 Annual Meeting Proxy Statement (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Peoria, Illinois
January 21, 1998


Report of Accountants                                                Page 1 of 1