Form 10-Q
period 1998-03-31
CATERPILLAR INC
filed 1998-05-13
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

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

At March 31, 1998, 366,607,344 shares of common stock of the Registrant were outstanding.

SUMMARY
-------

     This summary highlights selected information from this document and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the first quarter, you should read this entire document carefully.

SUMMARY OF RESULTS
------------------

     On April 17, 1998 Caterpillar Inc. announced its best first quarter ever. Sales and revenues, profit, and profit per share all set records for any first quarter. Compared with one year ago, sales and revenues rose
12% to $4.79 billion. Profit was up 9%, totaling $430 million, despite increased spending for major growth initiatives and product line expansions. Profit per share grew 12% to $1.17 ($1.15 assuming dilution), as it continued to benefit from the ongoing share repurchase program.

     Caterpillar has now posted record profit in 15 of the last 17 quarters.

     Compared with all previous quarters, first-quarter 1998 was the third best quarter ever for sales and revenues, and profit.

     Commenting on the announcement, Caterpillar Chairman and CEO
Donald V. Fites said, "Once again, we are extremely pleased with our financial performance. The organization continues to deliver record financial results while also making substantial investments for future long-term growth throughout the world. Our new line of compact construction equipment, which we just introduced at a major equipment show in Germany, is an example of our many outstanding growth opportunities."

     "These results are especially gratifying considering the economic difficulties in the Asia/Pacific region, and reflect our strength and diversity in the products we offer, in the growing services we provide, and in the geographic markets we serve."


HIGHLIGHTS - FIRST-QUARTER 1998 COMPARED WITH FIRST-QUARTER 1997
----------------------------------------------------------------

     * Sales and revenues of $4.79 billion, a first-quarter record, rose 12%.

     * Profit of $430 million, a first-quarter record, was up 9% over first-quarter 1997.

     * Profit per share of $1.17 ($1.15 assuming dilution) was up
       12%, a first-quarter record.

     * Margin (sales less cost of goods sold) as a percent of sales was about the same at 27.1% compared with 26.8% a year ago.

     * Operating profit for Machinery and Engines as a percent of sales was 12.5% compared with 13.5% a year ago. The lower operating profit rate was due to increased spending for major growth initiatives and product line expansions that include electric power generation, agricultural products, compact machines, and further strengthening of our product support network to better link customer, dealer, and company operations.

     * Physical sales volume was up 12%.

     * The acquisition of Perkins was completed during the quarter. Caterpillar's first-quarter consolidated results include one month of Perkins' results.

     * Sales inside the United States and outside the United
       States both rose 12%.

     * Revenues from Financial Products were up 22%.

     * Since inception in June 1995 through March 31, 1998, 37.8 million shares have been repurchased under our share repurchase plan. The number of shares outstanding at March 31, 1998, was 366.6 million. When the 10% share repurchase program is completed later this year, we will have approximately 360 million shares outstanding.

Outlook
----------
     The company's outlook for 1998 worldwide sales and revenues remains unchanged from that issued with our third-quarter 1997 results, which called for sales and revenues (excluding Perkins) to slightly surpass 1997's record levels. The company's outlook for 1998 profit remains unchanged from that issued with our fourth-quarter 1997 results, which called for profit to be near 1997's record. (Complete outlook begins on page 20.)

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                      Statement of Results of Operations
                                 (Unaudited)
                   (Millions of dollars except per share data)

                                                         CONSOLIDATED
                                                       Three Months Ended
                                                       Mar. 31,  Mar. 31,
                                                         1998     1997
                                                       --------  --------
SALES AND REVENUES:
  Sales of Machinery & Engines ........................ $4,573    $4,072
  Revenues of Financial Products ......................    221       190
                                                        ------    ------
  Total sales and revenues ............................  4,794     4,262

OPERATING COSTS:
  Cost of goods sold ..................................  3,334     2,981
  Selling, general and administrative expenses ........    587       498
  Research and development expenses ...................    155       117
  Interest expense of Financial Products ..............    101        79
                                                        ------    ------
  Total operating costs ...............................  4,177     3,675
                                                        ------    ------
OPERATING PROFIT ......................................    617       587

 Interest expense excluding Financial Products ........     61        52
 Other income (expense) ...............................     73        42
                                                        ------    ------
CONSOLIDATED PROFIT BEFORE TAXES ......................    629       577

 Provision for income taxes ...........................    207       196
                                                        ------    ------
 Profit of consolidated companies......................    422       381

 Equity in profit of unconsolidated affiliated
   companies (Note 4) .................................      8        13
 Equity in profit of Financial Products subsidiaries ..      -         -
                                                        ------    ------
PROFIT ................................................  $ 430     $ 394
                                                        ======    ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 6) ............. $ 1.17   $  1.04
                                                        ======    ======
PROFIT PER SHARE OF COMMON STOCK - ASSUMING DILUTION
   (NOTE 6) ........................................... $ 1.15   $  1.03
                                                        ======    ======

Cash dividends paid per share of
  common stock ........................................ $  .25   $   .20


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Results of Operations
                                 (Unaudited)
                   (Millions of dollars except per share data)

                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES<F1>
                                                       Three Months Ended
                                                       Mar. 31,  Mar. 31,
                                                         1998     1997
                                                       --------  --------
SALES AND REVENUES:
  Sales of Machinery & Engines ........................ $4,573    $4,072
  Revenues of Financial Products ......................      -         -
                                                        ------    ------
  Total sales and revenues ............................  4,573     4,072

OPERATING COSTS:
  Cost of goods sold ..................................  3,334     2,981
  Selling, general and administrative expenses ........    512       424
  Research and development expenses ...................    155       117
  Interest expense of Financial Products ..............      -         -
                                                        ------    ------
  Total operating costs ...............................  4,001     3,522
                                                        ------    ------
OPERATING PROFIT ......................................    572       550

 Interest expense excluding Financial Products ........     61        52
 Other income (expense) ...............................     42        36
                                                        ------    ------
CONSOLIDATED PROFIT BEFORE TAXES ......................    553       534

 Provision for income taxes ...........................    179       181
                                                        ------    ------
 Profit of consolidated companies......................    374       353

 Equity in profit of unconsolidated affiliated
   companies (Note 4) .................................      8        13
 Equity in profit of Financial Products subsidiaries ..     48        28
                                                        ------    ------
PROFIT ................................................  $ 430     $ 394
                                                        ======    ======
[FN]
<F1>Represents Caterpillar Inc. and its subsidiaries except for Financial
 Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products' subsidiaries. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Results of Operations
                                 (Unaudited)
                   (Millions of dollars except per share data)

                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                    FINANCIAL PRODUCTS
                                                      Three Months Ended
                                                       Mar. 31,  Mar. 31,
                                                         1998     1997
                                                       --------  --------
SALES AND REVENUES:
  Sales of Machinery & Engines ........................ $    -    $    -
  Revenues of Financial Products ......................    240       196
                                                        ------    ------
  Total sales and revenues ............................    240       196

OPERATING COSTS:
  Cost of goods sold ..................................      -         -
  Selling, general and administrative expenses ........     81        80
  Research and development expenses ...................      -         -
  Interest expense of Financial Products ..............    105        81
                                                        ------    ------
  Total operating costs ...............................    186       161
                                                        ------    ------
OPERATING PROFIT ......................................     54        35

 Interest expense excluding Financial Products ........      -         -
 Other income (expense) ...............................     22         8
                                                        ------    ------
CONSOLIDATED PROFIT BEFORE TAXES ......................     76        43

 Provision for income taxes ...........................     28        15
                                                        ------    ------
 Profit of consolidated companies......................     48        28

 Equity in profit of unconsolidated affiliated
   companies (Note 4) .................................      -         -
 Equity in profit of Financial Products subsidiaries ..      -         -
                                                        ------    ------
PROFIT ................................................  $  48     $  28
                                                        ======    ======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products' subsidiaries. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                   Statement of Changes in Stockholders' Equity
                           For Three Months Ended
                                 (Unaudited)
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                     Mar. 31,      Mar. 31,
                                                       1998          1997
                                                  ------------   ------------
Common Stock:
   Balance at beginning of period ............... $ (442)        $  50
   Common Shares issued, including treasury
    shares reissued: (March 31, 1998 -- 366,104
    shares; March 31, 1997 -- 486,604) ..........      8            10
   Treasury shares purchased:
    March 31, 1998 -- 1,769,100;
    March 31, 1997 -- 3,394,200 ...................  (86)         (132)
                                                    -----         -----
   Balance at end of period ......................  (520)          (72)
                                                    -----         -----

Profit employed in the business:
   Balance at beginning of period ................ 5,026         3,904
   Profit ........................................   430  $430     394  $394
   Dividends declared ............................    -             -
                                                   -----         -----
   Balance at end of period ...................... 5,456         4,298
                                                   -----         -----

Accumulated other comprehensive income:
   Foreign currency translation adjustment<F1>:
     Balance at beginning of period ..............    95           162
     Aggregate adjustment for period .............   (22)  (22)    (22)  (22)
                                                    ----- -----   -----  ----
     Balance at end of period ....................    73           140
                                                    -----         -----

   Comprehensive income ..........................        $408          $372
                                                          ====          ====

Stockholders' equity at end of period ........... $5,009        $4,366
                                                  ======        ======

[FN]
<F1> No reclassification adjustments or tax effects to report.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       Mar. 31,  Dec. 31,
                                                         1998     1997
                                                       --------  --------
ASSETS
  Current assets:
    Cash and short-term investments .................  $   306   $   292
    Receivables -- trade and other ..................    3,794     3,331
    Receivables -- finance ..........................    2,738     2,660
    Deferred income taxes and prepaid expenses ......      947       928
    Inventories (Note 5) ............................    3,091     2,603
                                                       -------   -------
  Total current assets ..............................   10,876     9,814

  Property, plant, and equipment -- net .............    4,376     4,058
  Long-term receivables -- trade and other ..........      127       134
  Long-term receivables -- finance ..................    4,216     3,881
  Investments in unconsolidated affiliated
     companies (Note 4) .............................      814       751
  Investments in Financial Products' subsidiaries....        -         -
  Deferred income taxes .............................    1,018     1,040
  Intangible assets .................................    1,169       228
  Other assets ......................................      981       850
                                                       -------   -------
TOTAL ASSETS ........................................  $23,577   $20,756
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   846   $   484
    Accounts payable and accrued expenses ...........    3,790     3,358
    Accrued wages, salaries, and employee benefits ..    1,026     1,128
    Dividends payable ...............................        -        92
    Deferred and current income taxes payable .......      390       175
    Deferred liability ..............................        -         -
    Long-term debt due within one year ..............    1,385     1,142
                                                       -------   -------
  Total current liabilities .........................    7,437     6,379

  Long-term debt due after one year .................    8,316     6,942
  Liability for postemployment benefits .............    2,698     2,698
  Deferred income taxes and other liabilities .......      117        58
                                                       -------   -------
TOTAL LIABILITIES ...................................   18,568    16,077
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1998 -- 407,447,312;
    Dec. 31, 1997 -- 407,447,312) at paid in amount .    1,069     1,071
  Profit employed in the business ...................    5,456     5,026
  Accumulated other comprehensive income ............       73        95
  Treasury stock (March 31, 1998 -- 40,839,968
    shares; Dec. 31, 1997 -- 39,436,972 shares)
    at cost..........................................   (1,589)   (1,513)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    5,009     4,679
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $23,577   $20,756
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1997 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES<F1>
                                                       Mar. 31,  Dec. 31,
                                                         1998      1997
                                                       --------  --------
ASSETS
  Current assets:
    Cash and short-term investments .................  $   272   $   241
    Receivables -- trade and other ..................    2,787     3,346
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      934       935
    Inventories (Note 5) ............................    3,091     2,603
                                                       -------   -------
  Total current assets ..............................    7,084     7,125

  Property, plant, and equipment -- net .............    3,773     3,483
  Long-term receivables -- trade and other ..........      127       134
  Long-term receivables -- finance ..................        -         -
  Investments in unconsolidated affiliated
     companies (Note 4) .............................      814       751
  Investments in Financial Products' subsidiaries ...    1,009       882
  Deferred income taxes .............................    1,045     1,075
  Intangible assets .................................    1,169       228
  Other assets ......................................      605       510
                                                       -------   -------
TOTAL ASSETS ........................................  $15,626   $14,188
                                                       =======   =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   382   $    53
    Accounts payable and accrued expenses ...........    3,390     3,020
    Accrued wages, salaries, and employee benefits ..    1,021     1,120
    Dividends payable ...............................        -        92
    Deferred and current income taxes payable .......      270        46
    Deferred liability ..............................        -         -
    Long-term debt due within one year ..............       40        54
                                                       -------   -------
  Total current liabilities .........................    5,103     4,385

  Long-term debt due after one year .................    2,699     2,367
  Liability for postemployment benefits .............    2,698     2,698
  Deferred income taxes and other liabilities .......      117        59
                                                       -------   -------
TOTAL LIABILITIES ...................................   10,617     9,509
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1998 -- 407,447,312;
    Dec. 31, 1997 -- 407,447,312) at paid in amount .    1,069     1,071
  Profit employed in the business ...................    5,456     5,026
  Accumulated other comprehensive income ............       73        95
  Treasury stock (March 31, 1998 -- 40,839,968
    shares; Dec. 31, 1997 -- 39,436,972 shares)
    at cost..........................................   (1,589)   (1,513)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    5,009     4,679
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $15,626   $14,188
                                                       =======   =======
[FN]
<F1> Represents Caterpillar Inc. and its subsidiaries except for Financial
 Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products' subsidiaries. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1997 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Mar. 31,  Dec. 31,
                                                         1998      1997
                                                       --------  --------
ASSETS
  Current assets:
    Cash and short-term investments ................. $    34    $    51
    Receivables -- trade and other ..................   1,187        285
    Receivables -- finance ..........................   2,738      2,660
    Deferred income taxes and prepaid expenses ......      24          9
    Inventories (Note 5) ............................       -          -
                                                      -------    -------
  Total current assets ..............................   3,983      3,005

  Property, plant, and equipment -- net .............     603        575
  Long-term receivables -- trade and other ..........       -          -
  Long-term receivables -- finance ..................   4,216      3,881
  Investments in unconsolidated affiliated
     companies (Note 4) .............................       -          -
  Investments in Financial Products' subsidiaries ...       -          -
  Deferred income taxes .............................       5          5
  Intangible assets .................................       -          -
  Other assets ......................................     376        340
                                                      -------    -------
TOTAL ASSETS ........................................ $ 9,183    $ 7,806
                                                      =======    =======
LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $   464    $   431
    Accounts payable and accrued expenses ...........     504        654
    Accrued wages, salaries, and employee benefits ..       5          8
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......     120        129
    Deferred liability ..............................      87          -
    Long-term debt due within one year ..............   1,345      1,088
                                                      -------    -------
  Total current liabilities .........................   2,525      2,310

  Long-term debt due after one year .................   5,617      4,575
  Liability for postemployment benefits .............       -          -
  Deferred income taxes and other liabilities .......      32         39
                                                      -------    -------
TOTAL LIABILITIES ...................................   8,174      6,924
                                                      -------    -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 450,000,000
    Issued shares (March 31, 1998 -- 407,447,312
    Dec. 31, 1997 -- 407,447,312) at paid in amount .     503        403
  Profit employed in the business ...................     534        506
  Accumulated other comprehensive income ...........      (28)       (27)
  Treasury stock (March 31, 1998 -- 40,839,968
    shares; Dec. 31, 1997 -- 39,436,972 shares)
    at cost..........................................       -          -
                                                      -------    -------
TOTAL STOCKHOLDERS' EQUITY ..........................   1,009        882
                                                      -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......... $ 9,183    $ 7,806
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products' subsidiaries. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1997 amounts.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       Mar. 31,  Mar. 31,
                                                         1998      1997
                                                       --------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   430    $   394
  Adjustments for noncash items:
    Depreciation and amortization ...................     204        189
    Profit of Financial Products ....................       -          -
    Other ...........................................      (4)        20

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (172)      (123)
    Inventories .....................................    (381)      (250)
    Accounts payable and accrued expenses ...........     125         78
    Other -- net ....................................     (94)        32
                                                      -------    -------
Net cash provided by operating activities ...........     108        340
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (117)       (81)
  Expenditures for equipment leased to others .......     (88)       (72)
  Proceeds from disposals of property, plant, and
    equipment .......................................      32         35
  Additions to finance receivables ..................  (1,731)    (1,302)
  Collections of finance receivables ................     965        679
  Proceeds from the sale of finance receivables......     340        326
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions(net of cash acquired).  (1,103)       (13)
  Other -- net ......................................     (63)       (72)
                                                      -------    -------
Net cash used for investing activities ..............  (1,765)      (500)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (92)       (76)
  Common stock issued, including treasury
    shares reissued .................................       2          3
  Treasury shares purchased .........................     (86)      (133)
  Net short-term loans from Machinery and Engines ...       -          -
  Proceeds from long-term debt issued ...............   1,745        768
  Payments on long-term debt ........................    (306)      (222)
  Short-term borrowings -- net ......................     412       (127)
                                                      -------    -------
Net cash provided by financing activities ...........   1,675        213
                                                      -------    -------
Effect of exchange rate changes on cash .............      (4)       (22)
                                                      -------    -------
Increase in cash and short-term investments .........      14         31

Cash and short-term investments at the
  beginning of the period ...........................     292        487
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   306    $   518
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES<F1>
                                                       Mar. 31,  Mar. 31,
                                                         1998      1997
                                                       --------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   430    $   394
  Adjustments for noncash items:
    Depreciation and amortization ...................     166        157
    Profit of Financial Products ....................     (48)       (28)
    Other ...........................................      43          8

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     599        (99)
    Inventories .....................................    (381)      (250)
    Accounts payable and accrued expenses ...........      64         13
    Other -- net ....................................     (54)        33
                                                      -------    -------
Net cash provided by operating activities ...........     819        228
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (116)       (80)
  Expenditures for equipment leased to others .......       -          -
  Proceeds from disposals of property, plant,
    and equipment ...................................       -          -
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Net short-term loans to Financial Products.........     179       (158)
  Investments and acquisitions(net of cash acquired).  (1,103)       (13)
  Other -- net ......................................    (143)       (29)
                                                      -------    -------
Net cash used for investing activities ..............  (1,183)      (280)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (92)       (76)
  Common stock issued, including treasury
    shares reissued .................................       2          3
  Treasury shares purchased .........................     (86)      (133)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............     279        300
  Payments on long-term debt ........................     (26)        (5)
  Short-term borrowings -- net ......................     318          7
                                                      -------    -------
Net cash provided by financing activities ...........     395         96
                                                      -------    -------
Effect of exchange rate changes on cash .............       -        (20)
                                                      -------    -------
Increase in cash and short-term investments .........      31         24

Cash and short-term investments at the
  beginning of the period ...........................     241        445
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   272    $   469
                                                      =======    =======

[FN]
<F1> Represents Caterpillar Inc. and its subsidiaries except for Financial
 Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products' subsidiaries. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

                              CATERPILLAR INC.
                  Statement of Cash Flow for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Mar. 31,  Mar. 31,
                                                         1998      1997
                                                       --------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $    48    $    28
  Adjustments for noncash items:
    Depreciation and amortization ...................      38         32
    Profit of Financial Products ....................       -          -
    Other ...........................................      40         12

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (830)        (4)
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      28         33
    Other -- net ....................................     (15)        11
                                                      -------    -------
Net cash (used for) provided by operating activities.    (691)       112
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (1)        (1)
  Expenditures for equipment leased to others .......     (88)       (72)
  Proceeds from disposals of property, plant,
    and equipment ...................................      32         35
  Additions to finance receivables ..................  (1,731)    (1,302)
  Collections of finance receivables ................     965        679
  Proceeds from the sale of finance receivables......     340        326
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions(net of cash acquired).       -          -
  Other -- net ......................................     (20)       (43)
                                                      -------    -------
Net cash used for investing activities ..............    (503)      (378)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (20)         -
  Common stock issued, including treasury
    shares reissued .................................     100          -
  Treasury shares purchased .........................       -          -
  Net short-term loans from Machinery and Engines....    (179)       158
  Proceeds from long-term debt issued ...............   1,466        468
  Payments on long-term debt ........................    (280)      (217)
  Short-term borrowings -- net ......................      94       (134)
                                                      -------    -------
Net cash provided by financing activities ...........   1,181        275
                                                      -------    -------
Effect of exchange rate changes on cash .............      (4)        (2)
                                                      -------    -------
(Decrease) increase in cash and
  short-term investments ............................     (17)         7

Cash and short-term investments at the
  beginning of the period ...........................      51         42
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    34    $    49
                                                      =======    =======

The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products subsidiaries. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 1998 and 1997, (b) the changes in stockholders' equity for the three-month periods ended March 31, 1998 and 1997, (c) the consolidated financial position at March 31, 1998 and December 31, 1997, and (d) the consolidated statement of cash flow for the three-month periods ended March 31, 1998 and 1997 have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.


2. The results for the three-month period ended March 31, 1998 are not necessarily indicative of the results for the entire year 1998.

3. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1997, except as provided in Section C of Item 2 of this Form 10-Q.

4.   Unconsolidated Affiliated Companies

     Combined financial information of the unconsolidated affiliated companies was as follows:

                                    Three Months Ended
     RESULTS OF OPERATIONS          Dec. 31,   Dec. 31,
          (Unaudited)                1997       1996
                                    --------   --------

       Sales .....................  $  784     $  996
                                    ======     ======

       Profit ....................  $   16     $   28
                                    ======     ======


                                                          Dec. 31,  Sept. 30,
                                                             1997      1997
     FINANCIAL POSITION                                (Unaudited)
         Assets:                                       -----------   --------
         Current assets .................................   $1,817    $1,949
         Property, plant, and equipment - net ...........      761       792
         Other assets ...................................      422       331
                                                            ------    ------
                                                             3,000     3,072
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,585     1,610
         Long-term debt due after one year ..............      222       203
         Other liabilities ..............................      101       129
                                                            ------    ------
                                                             1,908     1,942
                                                            ------    ------
       Ownership ........................................   $1,092    $1,130
                                                            ======    ======

5. Inventories (principally "last- in, first-out" method) comprised the following

                                                           Mar. 31,   Dec. 31,
                                                            1998       1997
                                                        (unaudited)
                                                        -----------   --------
       Raw materials and work-in-process ................   $1,264    $1,033
       Finished goods ...................................    1,617     1,364
       Supplies .........................................      210       206
                                                            ------    ------
                                                            $3,091    $2,603
                                                            ======    ======

6.   Following is a computation of profit per share:

                                        Three Months Ended
                                        Mar. 31,  Mar. 31,
                                          1998      1997
                                            (Unaudited)
                                        --------  --------

  I.  Profit - consolidated (A) .......  $  430   $  394
                                         ======   ======

 II. Determination of shares (millions):

      Weighted average common
       shares outstanding (B) .........   367.1    379.2

      Assumed conversion of stock
        options .......................     5.4      4.6
                                         ------   ------
      Weighted average common
        shares outstanding - assuming
        dilution (C) ..................   372.5    383.8
                                         ======   ======

III. Profit per share of common
      stock (A/B) .....................   $1.17    $1.04

     Profit per share of common
       stock - assuming dilution (A/C).   $1.15    $1.03

7. The reserve for plant closing and consolidation costs includes the following:

                                                           Mar. 31,   Dec. 31,
                                                            1998       1997
                                                         (unaudited)
                                                         -----------  --------
       Write down of property, plant, and equipment .....   $  103    $  103
       Employee severance benefits ......................       90        95
       Rearrangement, start-up costs, and other .........       39        47
                                                            ------    ------
       Total reserve ....................................   $  232    $  245
                                                           =======    ======

     The write-down of property, plant, and equipment establishes a new cost basis for assets that have been permanently impaired.

     Employee severance benefits (e.g., pension, medical, and supplemental unemployment benefits) are provided to employees affected by plant closings and consolidations. The reserve for such benefits is reduced as the benefits are provided.

     At March 31, 1998 and December 31, 1997, the above reserve includes
     $144 and $153 million, respectively, of costs associated with the closure of the Component Products Division's Precision Barstock Products
     (PBP) operation located in York, Pennsylvania. The probable closing of the PBP manufacturing operation was announced in December 1991. In March 1996, it was announced that the facility would be closed. We are currently in the process of closing the unit.


8.   Acquisition of Perkins

     On February 27, 1998, Caterpillar acquired the net assets of Perkins Ltd. and the stock of several related subsidiaries for approximately
     $1.3 billion, net of cash received. The purchase price is still subject to post closing adjustments.

     Perkins is a leading manufacturer of small to medium diesel engines, and its 1996 sales were approximately $1.1 billion. The addition of Perkins to our existing engine business creates a global full-line producer of reciprocating and turbine engines.

     We have accounted for the above acquisitions using the purchase method of accounting. Caterpillar's first-quarter consolidated results include one month of Perkins' results.

     Amortization of acquired goodwill will be computed using the straight-line method over a period of 15 years.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations


THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997

   First-quarter sales and revenues were 12% higher. Profit was up 9% while profit per share of common stock increased 12%, as it also reflected the impact of the ongoing share repurchase program. Profit of $430 million or $1.17 per share ($1.15 assuming dilution) was the best ever for any first quarter, an improvement of $36 million over profit of $394 million or $1.04 per share ($1.03 assuming dilution) in 1997. Sales and revenues of $4.79 billion were $532 million higher and also a first-quarter record. An increase in physical sales volume of 12% (which includes one month of Perkins' sales) was the most significant factor contributing to the higher sales and revenues, and profit.

Machinery and Engines
   Sales of Machinery and Engines were $4.57 billion, an increase of $501 million or 12% over first-quarter 1997. The higher sales were due to the 12% increase in physical sales volume which resulted from higher machine and engine sales both inside and outside the United States, as well as the addition of Perkins' sales.
   Price realization was about the same as price increases taken over the past year were offset by the effect of the stronger dollar on sales denominated in currencies other than U.S. dollars.
   Profit before tax was $553 million, $19 million higher than the first quarter a year ago. The primary reason for the increased profit was the higher physical sales volume, although the benefit was partially offset by increased spending for major growth initiatives and product line expansions that include electric power generation, agricultural products, compact machines, and further strengthening of our product support network to better link customer, dealer, and company operations.
   Margin (sales less cost of goods sold) of $1.24 billion increased
$148 million or 14% over first-quarter 1997. Margin as a percent of sales was 27.1%, about the same as a year ago.
   The net effect of the dollar on the margin rate was minimal.
   Selling, general, and administrative expenses (SG&A) were $512 million compared with $424 million in first-quarter 1997. The $88 million increase primarily reflects increased spending levels in support of major growth initiatives and product line expansions. The effect of inflation on costs also contributed to the increase. SG&A expenses, as a percent of sales, were 11.2%, up from 10.4% in the first quarter a year ago.
   Research and development expenses (R&D) of $155 million were up
$38 million from first-quarter 1997. The increase reflects higher spending in support of new and improved products. R&D expenses, as a percent of sales, were 3.4%, up from 2.9% a year ago.
   Operating profit of $572 million was $22 million or 4% higher than first-quarter 1997. Operating profit, as a percent of sales, was 12.5% compared with 13.5% a year ago.
   Interest expense of $61 million was $9 million higher than a year ago, mostly due to higher average debt levels in support of the acquisition of Perkins during first-quarter 1998.

   Other income/expense was income of $42 million, compared with income of $36 million in first-quarter 1997. The increase is primarily due to a favorable change in foreign exchange gains and losses.

Financial Products
   Financial Products' revenues of $240 million were a first-quarter record, up $44 million or 22% compared with first-quarter 1997. The increase resulted primarily from continued growth in Caterpillar Financial Services Corporation's (Cat Financial's) portfolio.
   Before-tax profit was a record $76 million, up $33 million or 77% from the first quarter a year ago. The increase resulted primarily from favorable reserve adjustments and higher investment income at Caterpillar Insurance Co. Ltd. (Cat Insurance).
   Selling, general, and administrative expenses were about the same, as higher depreciation on leased equipment and other increases due to portfolio growth at Cat Financial were about offset by a favorable reserve adjustment at Cat Insurance.
   Interest expense was up $24 million due to increased borrowings to support the larger Cat Financial portfolio.
   Other income and expense was income of $22 million, an increase of $14 million from a year ago, mostly due to higher investment income at Cat Insurance.

Income Taxes
   The provision for income taxes was $207 million, compared with $196 million last year. The $11 million increase reflects tax on the higher before-tax profit, partially offset by a lower effective tax rate of 33%, compared with 34% in first-quarter 1997. The lower tax rate accounted for $5 million in lower taxes.

Unconsolidated Affiliated Companies
   Our share of unconsolidated affiliated companies' results was $8 million, down $5 million from first quarter a year ago. Lower profits at Shin Caterpillar Mitsubishi Ltd. and start-up costs at Caterpillar Claas America L.L.C. and Claas Caterpillar Europe GmbH & Co. KG were the primary reasons for the decrease.

Sales
   Following are summaries of first-quarter company sales and dealer deliveries compared with the same quarter in 1997.

Caterpillar Sales Inside the United States
------------------------------------------
    Caterpillar sales inside the United States were $2.44 billion, a $269 million or 12% increase over first quarter last year. This increase was due primarily to higher industry demand for both machines and engines, although an increase in dealer new machine inventory also contributed to higher company sales. Price realization improved slightly. Sales inside the United States during the first quarter were 53% of sales, the same as a year ago.

U.S. Dealer Machine Sales to End Users
   U.S. dealer machine sales to end users increased as higher industry demand for construction, mining, and agricultural equipment more than offset some loss in share of industry sales. A strong economy, very low inflation, stable interest rates, and a positive outlook all contributed to higher industry demand.

   Sales to end users rose in most key construction sectors.
      - Highway-related sales rose as a result of much higher levels of highway-related construction spending.
      - Sales into the housing sector were unchanged from strong, year-earlier levels.
      - Sales for commercial, industrial, and government building-related construction were also higher despite lower construction spending in these areas for the quarter.
   Sales into commodity applications also increased with gains registered in all sectors except metal mining.
      - Sand and quarry mining-related sales increased due to higher aggregate production.
      - Sales to the coal mining sector rose reflecting higher mine production.
      - Agriculture-related sales were higher because of better industry demand and a healthy farm economy.
      - Sales into the forestry sector were up over year earlier reflecting higher pulp and lumber prices.
      - Metal mining-related sales declined in the face of falling metals prices.
   In other applications, sales to industrial users and landfills declined.

Deliveries to U.S. Dealer Dedicated Rental Fleets
   Deliveries to U.S. dealer dedicated rental fleets declined from first-quarter 1997. At the end of the first quarter, U.S. dealer dedicated rental units were above year-earlier levels, unchanged from fourth quarter.

U.S. Dealer New Machine Inventories
   U.S. dealer new machine inventories rose from the end of the fourth quarter in preparation for the spring selling season. At the end of the first quarter, dealer inventories were above year-ago levels and about normal relative to current high selling rates.

Company Engine Sales Inside the United States
   Company engine sales inside the United States were above year-earlier levels reflecting good economic growth and strong industry demand. The fundamentals, with the possible exception of oil prices, remained excellent: industrial production up about 5% over year ago, low inflation, moderate interest rates, strong business confidence, and a good outlook. Sales of reciprocating engines were higher in all applications, including on-highway trucks, electric power generation, industrial, marine, and petroleum. Sales of turbine engines were below year-earlier levels.

Caterpillar Sales Outside the United States
-------------------------------------------
   Caterpillar sales outside the United States were $2.13 billion, a $232 million or 12% increase over first-quarter 1997. Sales of engines were higher reflecting increased end-user demand in all applications and the addition of Perkins' sales. Sales of machines also were up. In total, higher physical sales volume more than offset a slight decrease in price realization.
   Sales outside the United States represented 47% of worldwide sales, the same as a year ago.

Dealer Machine Sales to End Users Outside the United States
   Dealer machine sales to end users outside the United States were down from year-earlier levels as a significant decline in Asia more than offset higher sales in Latin America, Europe, Canada, and Australia.
      - Europe: Sales for the region were higher, reflecting continued improvement in economic activity and business confidence. There were sizable gains in Germany, Spain, Italy, and France. Sales were lower in the United Kingdom.

      - Latin America: Sales rose primarily due to increased demand in Brazil and Peru. Higher sales also were reported in Chile while sales declined in Argentina and Mexico.
      - Africa/Middle East: Sales declined reflecting continued weakness in commodity prices. Sales remained near year-earlier levels in Turkey, but declined in South Africa.
      - Canada: Sales increased in response to higher industry demand, reflecting continued good economic growth, moderate interest rates, and higher housing starts. Sales were especially strong in the non-metal mining sector.
      - Australia: Sales were higher as better demand in the construction and non-metal mining sectors more than offset lower demand for machines used in coal mining.
      - Asia (excluding Japan): Sales declined sharply reflecting the severe economic downturn in Southeast Asia and South Korea. China, Vietnam, and Taiwan had higher end-user demand.
      - Japan: Sales of imported product continued to fall in the first quarter as the economy remained in recession.
      - Commonwealth of Independent States (CIS): Sales showed some improvement as the Russian economy continues to emerge from a period of prolonged weakness.

Dealer New Machine Inventories Outside the United States
   Dealer new machine inventories outside the United States were up from both the end of the fourth quarter and year-earlier levels. Increases in Canada, Europe, and Latin America more than offset declines in Asia and Australia.
At the end of the first quarter, dealer inventories were slightly above normal relative to current selling rates.

Company Engine Sales Outside the United States
   Company engine sales outside the United States exceeded year-earlier levels with growth in all regions except Asia. Especially strong gains were registered in Latin America, Canada, Europe, and Africa/Middle East. Sales of reciprocating engines were higher for all applications, including on-highway truck, marine, industrial, petroleum, and electric power generation applications. (Without Perkins, sales still would have been higher in all regions except Asia.) Sales of turbine engines also increased with gains in oil and gas applications more than offsetting a decline in power generation.


THREE MONTHS ENDED MARCH 31, 1998 VS THREE MONTHS ENDED DECEMBER 31, 1997

   First-quarter profit of $430 million or $1.17 per share ($1.15 assuming dilution) was $21 million lower than fourth-quarter profit of $451 million or $1.22 per share ($1.20 assuming dilution). A 10% decrease in physical sales volume was the most significant factor contributing to the lower profit.

Machinery and Engines
   Profit before tax for Machinery and Engines was $553 million, a $47 million decrease from the previous quarter. Sales of $4.57 billion decreased $404 million or 8%, primarily because of the 10% lower physical sales volume. Price realization was about 2% higher.
   The decrease in physical sales volume was primarily the result of lower machine and engine sales outside the United States partially offset by the addition of Perkins' sales. Engine sales inside the United States were also lower while machine sales were higher.

   Price realization improved due to lower sales discounts and price increases taken during the first quarter, partially offset by the effect of the stronger dollar on sales denominated in currencies other than U.S. dollars.
   Margin was $73 million lower than the fourth quarter, primarily the result of the 10% lower physical sales volume. As a percent of sales, the margin rate was 27.1% compared with 26.4% last quarter. The higher margin rate was primarily due to the lower sales discounts and price increases taken during the first quarter, partially offset by an unfavorable change in product sales mix and higher fixed manufacturing costs.
   The net effect of the dollar on the margin rate was minimal.
   Selling, general, and administrative expenses were $512 million, down
$32 million from the fourth quarter. The decrease was somewhat typical, as the fourth quarter is generally a higher cost quarter for these types of expenses. As such, the decrease is primarily reflective of the timing of expenses and is not indicative of a significant decrease in expenses for the year.
   Research and development expenses of $155 million rose $11 million from the fourth quarter. The increase reflects continued higher spending in support of new and improved products.
   Operating profit of $572 million decreased $52 million. As a percent of sales, operating profit was 12.5%, the same as the fourth quarter.
   Interest expense of $61 million was $5 million higher than the fourth quarter, mostly due to higher average debt levels in support of the Perkins' acquisition.
   Other income/expense was income of $42 million, compared with $32 million last quarter. The increase of $10 million is primarily due to a favorable change in foreign exchange gains and losses.

Financial Products
   Financial Products' revenues of $240 million were up $18 million from the fourth quarter, primarily due to Cat Financial's portfolio growth.
   Before-tax profit was $76 million, an increase of $20 million. The increase in profit primarily resulted from favorable reserve adjustments and increased investment income at Cat Insurance.

Income Taxes
   Income tax expense of $207 million decreased $10 million from the previous quarter. The decrease reflects the lower profit before tax. The tax rate was 33% in both quarters.

Unconsolidated Affiliated Companies
   Our share of unconsolidated affiliated companies' results was $8 million, a decrease of $4 million from the previous quarter. Lower profit at Shin Caterpillar Mitsubishi Ltd. was the primary reason for the decrease.

EMPLOYMENT
   At the end of the first quarter, Caterpillar's worldwide employment was 64,681 compared with 57,412 one year ago. Hourly employment increased 3,578 to 36,780; salaried and management employment increased 3,691 to 27,901. The increases were largely due to acquisitions.

ECONOMIC AND INDUSTRY OUTLOOK
   In the United States, Gross Domestic Product (GDP) is now expected to grow 3% in 1998, slightly better than anticipated in January. Non-residential construction spending should continue to grow and housing starts are now expected to exceed 1997 levels. Coal and aggregate production also should continue to increase, but metal mine production is forecast to be down due to falling metals prices. Overall, industry demand for machines is expected to be slightly higher than 1997 levels and also higher than anticipated in January. Industry demand for engines should also rise with gains now forecast in all markets.
   In Canada, economic growth is forecast to remain strong leading to an increase in both machine and engine industry demand.
   In Western Europe, economic activity should continue to improve with GDP accelerating from 2.4% in 1997 to about 3% in 1998. All key economies are now registering moderate growth, and both consumer and business confidence are rising. Industry demand is still expected to increase slightly for machines, reversing several years of decline, while good industry growth is now forecast for engines.
   In Central Europe, good economic growth should continue, resulting in improved industry demand for both machines and engines.
   In the Asia/Pacific region, governments have raised interest rates, cut spending, and begun restructuring their economies. Such steps will ultimately strengthen these economies, but the short-term effect is slower growth in Malaysia and the Philippines and recessions in Thailand, South Korea, and Indonesia. Slower growth also is forecast for China. GDP for developing Asia is now forecast to grow about 2.5% and industry demand for machines is likely to fall significantly. Demand for engines is now forecast to fall slightly below 1997 levels. Both the machine and engine forecasts reflect weaker economic activity and industry demand than expected in January.
   Japan slipped back into recession in 1997. Even if a stimulus package is approved in the next few months, recessionary conditions are likely much of the year, and industry demand is forecast to decline further.
   The Australian economy also will be affected by a drop in exports to Asia as well as lower metals prices. Consequently, industry machine demand is forecast to decline despite lower interest rates, moderate economic growth, and higher housing starts. Industry demand for turbines also is forecast to decline, but demand for reciprocating engines should be higher.
   In Latin America, industry demand for machines and engines should continue to improve despite a slowdown in GDP growth from 5% in 1997 to 3.5% in 1998.
   In Africa/Middle East, industry demand for engines is forecast to rise but lower commodity prices will likely keep industry demand for machines near 1997 levels.
   In CIS, economic recovery should lead to higher industry sales, but financial instability remains a risk in Russia.
   In summary, the economic and industry outlook has improved since January for North America but continued to deteriorate for Asia. In total, worldwide economic growth and industry demand for machines are still expected to decline slightly due to the slowdown in the Asia/Pacific region. Worldwide industry demand for engines, however, is now expected to exceed 1997 levels due to continued strength in North America.

COMPANY OUTLOOK
   Our outlook for 1998 worldwide sales and revenues remains unchanged from that issued with our third-quarter 1997 results, which called for sales and revenues (excluding Perkins, which was acquired during the first quarter) to slightly surpass 1997's record levels.
   Investments in major initiatives to enhance long-term growth and shareholder returns continue in 1998. These initiatives include electric power generation, agricultural products, compact machines, and further strengthening of our product support network to better link customer, dealer, and company operations.
   For Machinery and Engines (excluding Perkins), total capital expenditures, which were $819 million in 1997, are expected to be about the same in 1998. R&D and SG&A expenditures will increase in 1998 in support of expanded operations and the major growth initiatives; however, the rate of increase is expected to be less than in recent years.
   Despite these expenditures for major growth initiatives, our outlook for profit in 1998 remains unchanged from that issued with our fourth-quarter 1997 results and is expected to be near 1997's record. Profit per share will be favorably impacted by the share buy-back program announced in June 1995, which we anticipate will be completed during 1998. Cash flow from operations and our financial position are expected to remain strong.
   The information included in this Outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in Form 8-K filed with the Securities & Exchange Commission on
April 17, 1998.

B.  Liquidity & Capital Resources
   Consolidated operating cash flow totaled $108 million in the first quarter of 1998, compared with $340 million in the first quarter of 1997.
   Total debt at the end of the quarter was $10.55 billion, an increase of $1.98 billion from year end 1997. Over this period, debt related to Machinery and Engines increased $647 million, to $3.12 billion, while debt related to Financial Products increased $1.33 billion to $7.43 billion.
   During 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over a three to five year period. From inception in June 1995 to March 31, 1998, 37.8 million shares have been repurchased under the plan. When the 10% share repurchase program is completed later this year, the company will have approximately 360 million shares outstanding.

Machinery and Engines
   Operating cash flow totaled $819 million in the first quarter of 1998, compared with $228 million in the first quarter of 1997. The increase in operating cash flow primarily results from the $599 million decrease in accounts receivable as opposed to an increase of $99 million over the same period a year ago. The $599 million decrease in accounts receivable is largely attributed to the $874 million sale of receivables to Cat Financial. Partially offsetting the sale of receivables were stronger first quarter sales over the same period a year ago.

     Capital expenditures, excluding equipment leased to others, totaled $116 million in the first quarter compared with $80 million a year ago. As part of the company's long-term plans, $250 million of five-year Eurobonds were issued at a premium during the quarter. These bonds are due
February 13, 2003 and were priced to yield 5.914% semi-annually with a coupon of 6.0%. The company intends to utilize these funds for general corporate purposes, including the acquisition of Perkins. Additionally, short-term borrowings increased by $329 million in order to meet working capital needs. This additional debt increased the percent of debt to debt plus stockholders equity from 35% at December 31, 1997, to 38% at March 31, 1998.

Financial Products
   Operating cash flow totaled $(691) million in the first quarter of 1998, compared with $112 million in the first quarter of 1997. This decrease resulted from the purchasing of $874 million of Machinery and Engines trade receivables. Cash used to purchase equipment leased to others totaled
$88 million in the first quarter of 1998. In addition, first-quarter 1998 net cash used for finance receivables was $426 million, compared with $297 million during the first quarter of 1997.
   Financial Products' debt was $7.43 billion at March 31, 1998, an increase of $1.33 billion from December 31, 1997 and was primarily comprised of $4.51 billion of medium term notes, $138 million of notes payable to banks and $2.68 billion of commercial paper. At the end of the first quarter, finance receivables past due over 30 days were 1.6%, compared with 2.7% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.0:1 at March 31, 1998, compared with 7.8:1 at
December 31, 1997.
   Financial Products had outstanding credit lines totaling $3.83 billion at March 31, 1998, which included $2.25 billion of shared revolving credit agreements with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings.

C.  Environmental Matter
   Item 7 of our Form 10-K for 1997 filed on March 27, 1998, discussed an environmental matter that is updated by the following disclosure.

   The United States Environmental Protection Agency (EPA) has issued conditional certificates of conformity with the Clean Air Act for Caterpillar's 1998 model year heavy-duty diesel engines. The EPA has issued similar conditional certificates to other heavy-duty diesel engine manufacturers. The EPA is reviewing the impact of advanced electronic control technologies on the emissions compliance of heavy-duty trucks in certain operating conditions and whether the use of such technologies is consistent with the Clean Air Act's requirements. Caterpillar and the other manufacturers are responding to the EPA requests for information and are engaged in discussions with them and the United States Department of Justice in an effort to resolve this issue.

   We believe our electronically controlled engines satisfy all emissions standards promulgated by the EPA and are fully consistent with the environmental laws of the United States. For nearly a decade, Caterpillar has utilized electronic controls to achieve dramatic reductions in urban emissions, while at the same time meeting the demands of consumers for high performance, durable, and fuel efficient engines.

   We hope that an amicable solution to this matter can be reached.
If we are unable to reach such an agreement, however, and do not prevail on legal challenges to the government's position, resolution of this matter could have a material adverse effect on our financial position or results of operations.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

     We have eleven employee stock purchase plans administered outside the United States for our foreign employees. These plans are not registered with the Securities and Exchange Commission and are exempt from such registration pursuant to Regulation S under the Securities Act. As of December 31, 1997, those plans had approximately 2,850 participants in the aggregate. During the First Quarter of 1998, a total of 26,891 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Caterpillar Inc. was held on April 8, 1998, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposal described below. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                        Shares Voted                Shares
                          "FOR"                   "WITHHELD"
John T. Dillon          319,137,327                5,489,767
Juan Gallardo T.        319,035,678                5,591,416
Gordon R. Parker        319,203,846                5,423,248
George A. Schaefer      319,101,840                5,525,254

     An amendment to the Articles of Incorporation was approved by the following vote:

Shares Voted           Shares Voted           Shares            Shares
   "FOR"                "AGAINST"         "ABSTAINING"        Not Voted
297,621,828             25,433,965          1,571,301              0


     The appointment of Price Waterhouse LLP as independent auditor was approved by the following vote:

Shares Voted           Shares Voted           Shares            Shares
  "FOR"                  "AGAINST"         "ABSTAINING"        Not Voted
322,903,815               837,193            886,086               0


     The stockholder proposal requesting the Board of Directors to establish guidelines regarding investments in certain countries was defeated with the following vote:

Shares Voted           Shares Voted           Shares            Shares
   "FOR"                 "AGAINST"         "ABSTAINING"        Not Voted
19,886,476             251,338,350          21,049,973           32,352,295


     A stockholder proposal requesting the Board of Directors to declassify the Board for the purpose of director elections was not presented for shareholder consideration by the proponent at the meeting. Based on proxy results received, had the proposal been presented for a shareholder vote, it would have been defeated.


Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit No.                 Description
          ----------                  -----------
            3(i)                      Restated Certificate of Incorporation

           10                         Business Sale Agreement between Perkins
                                      Limited, LucasVarity plc and
                                      Caterpillar Inc.

           27                         Financial Data Schedule


    (b) One report on Form 8-K, dated January 21, 1998, was filed during the quarter ending March 31, 1998, pursuant to Item 5 of that form. An additional Form 8-K was filed on April 17, 1998 pursuant to
          Item 5.  No financial statements were filed as part of those reports.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: May 13, 1998                  By: /s/ D. R. Oberhelman
                                       ----------------------
                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer

Date: May 13, 1998                  By: /s/ R. R. Atterbury III
                                       -------------------------
                                     R. R. Atterbury III, Secretary

                              EXHIBIT INDEX



Exhibit
Number                     Description

 3(i)                      Restated Certificate of Incorporation

10                         Business Sale Agreement between
                            Perkins Limited, LucasVarity plc and
                            Caterpillar Inc.

27                         Financial Data Schedule