Form 10-K405/A
period 1997-12-31
CATERPILLAR INC
filed 1998-05-29
CIK 18230

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 11-K



(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the Fiscal Year Ended December 31, 1997

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

Caterpillar Inc.
Tax Deferred Savings Plan
Financial Statements
and Additional Information
December 31, 1997 and 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



May 15, 1998

To the Participants and Plan
Administrator of the Caterpillar
Inc. Tax Deferred Savings Plan


In our opinion, the accompanying statements of net assets available for plan benefits of the Caterpillar Inc. Tax Deferred Savings Plan and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits at December 31, 1997 and 1996, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information schedules of assets held for investment purposes and of reportable (5%) transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are additional information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 (ERISA). These additional information schedules are the responsibility of the Plan's management. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The additional information schedules and the Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The schedules of assets held for investment purposes and of reportable (5%) transactions that accompany the Plan's financial statements do not disclose the historical cost of certain plan assets, and certain related sales transactions, held by the Plan custodian. Disclosure of this information is required by ERISA.




/s/ Price Waterhouse LLP

                                                                       Exhibit A

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               DECEMBER 31, 1997
                               -----------------
                              (Dollars in 000's)


                                                                          Fund Information
                                                 ------------------------------------------------------------------
                                                                         Preferred Group of Mutual Funds
                                                              -----------------------------------------------------
                                                 Caterpillar
                                                   Common      Stable
                                                    Stock     Principal   Short-term    Money               Inter-
                                                    Fund        Fund      Government    Market    Value    national
                                                    ----        ----      ----------    ------    -----    --------

Investments, at fair value (Notes 2 and 4):
  Registered investment companies                 $           $             $          $        $          $
  Investments in Master Trust Net Assets           39,455      26,000        2,968      7,824    40,985     11,615
          Total net assets                        $39,455     $26,000       $2,968     $7,824   $40,985    $11,615
                                                  =======     =======       ======     ======   =======    =======

                                                     Preferred Group of Mutual Funds
                                                  --------------------------------------
                                                                                                       Self-
                                                              Asset     Fixed      Small     Loan     Directed
                                                  Growth    Allocation  Income      Cap      Fund       Fund      Total
                                                  ------    ----------  ------      ---      ----       ----      -----
Investments, at fair value (Notes 2 and 4):
  Registered investment companies                 $           $         $         $         $          $1,098    $  1,098
  Investments in Master Trust Net Assets           44,652      7,709     2,908     5,149     5,230                194,495
                                                  $44,652     $7,709    $2,908    $5,149    $5,230     $1,098    $195,593
                                                  =======     ======    ======    ======    ======     ======    ========

                      (See notes to financial statements)

                                                                       Exhibit A


                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                          --------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               DECEMBER 31, 1996
                               -----------------
                              (Dollars in 000's)

                                                                                Fund Information
                                                  ----------------------------------------------------------------------------
                                                                                Preferred Group of Mutual Funds
                                                                  ------------------------------------------------------------
                                                  Caterpillar
                                                    Common         Stable
                                                     Stock        Principal   Short-term    Money
                                                     Fund           Fund      Government    Market      Value    International
                                                     ----           ----      ----------    ------      -----    -------------
Investments, at fair value (Notes 2 and 4):
 Registered investment companies                    $             $           $             $           $          $
 Investments in Master Trust Net Assets                21,232        27,658         2,965     10,516     31,595      11,595
                                                    ---------     ---------   -----------   --------    -------    --------
       Total net assets                             $  21,232     $  27,658   $     2,965   $ 10,516    $31,595    $ 11,595
                                                    =========     =========   ===========   ========    =======    ========
                                                                          Fund Information
                                                    -------------------------------------------------------------
                                                         Preferred Group of Mutual Funds
                                                    -----------------------------------------

                                                                                                          Self-
                                                                 Asset       Fixed     Small     Loan   Directed
                                                     Growth    Allocation   Income      Cap      Fund     Fund        Total
                                                     ------    ----------   ------      ---      ----     ----        -----
Investments, at fair value (Notes 2 and 4):
 Registered investment companies                    $            $          $         $         $         $   688    $      688
 Investments in Master Trust Net Assets             $ 33,387     $ 5,818    $ 2,536   $ 2,518   $4,411               $  154,231
                                                    --------     -------    -------   -------   -------   -------    ----------
       Total net assets                             $ 33,387     $ 5,818    $ 2,536   $ 2,518   $4,411    $   688    $  154,919
                                                    ========     =======    =======   =======   =======   =======    ==========

                      (See notes to financial statements)

                                                                       Exhibit B

                                CATERPILLAR INC.
                                ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                      ------------------------------------
                               (Dollars in 000's)

                                                              Fund Information
                    ------------------------------------------------------------------------------------------------------
                                                   Preferred Group of Mutual Funds
                             -----------------------------------------------------------------------------
                  Caterpillar
                    Common    Stable                                                                               Self-
                     Stock   Principal Short-term Money           Inter-            Asset    Fixed  Small   Loan  Directed
                     Fund      Fund    Government Market  Value  national Growth  Allocation Income  Cap    Fund    Fund     Total
                     ----      ----    ---------- ------  -----  -------- ------  ---------- ------  ---    ----    ----     -----

Participant
 contributions      $ 3,107  $ 1,661     $  280  $ 1,271 $ 3,273  $ 1,727 $ 4,143   $1,120   $  487 $  737 $       $       $ 17,806
                    -------  -------     ------  ------- -------  ------- -------   ------   ------ ------ ------  ------  --------
Investment income:
  Net appreciation
   in fair value of
   registered
   investment
   companies                                                                                                          102       102
  Plan interest in
   net investment
   income of
   Master Trust
   (Note 4)           5,713    2,145        177      479   8,930      859  10,631    1,290      211    814    415            31,664
                    -------  -------     ------  ------- -------  ------- -------   ------   ------ ------ ------  ------  --------

     Net investment
      income          5,713    2,145        177      479   8,930      859  10,631    1,290      211    814    415     102    31,766
                    -------  -------     ------  ------- -------  ------- -------   ------   ------ ------ ------  ------  --------

Withdrawals          (1,041)  (1,774)       (90)    (857) (1,512)    (295) (1,341)    (156)     (55)   (92)  (133)           (7,346)
Transfers to other
 plans, net            (177)    (171)       (19)    (173)   (399)    (114)   (348)     (53)     (33)   (10)   (57)      2    (1,552)
Interfund transfers,
 net                 10,621   (3,519)      (345)  (3,412)   (902)  (2,157) (1,820)    (310)    (238) 1,182    594     306
                    -------  -------     ------  ------- -------  ------- -------   ------   ------ ------ ------  ------  --------

     Withdrawals
      and transfers,
      net             9,403   (5,464)      (454)  (4,442) (2,813)  (2,566) (3,509)    (519)    (326) 1,080    404     308    (8,898)
                    -------  -------     ------  ------- -------  ------- -------   ------   ------ ------ ------  ------  --------

Increase (decrease)
 in net assets       18,223   (1,658)         3   (2,692)  9,390       20  11,265    1,891      372  2,631    819     410    40,674

Net assets:
  Beginning of year  21,232   27,658      2,965   10,516  31,595   11,595  33,387    5,818    2,536  2,518  4,411     688   154,919
                    -------  -------     ------  ------- -------  ------- -------   ------   ------ ------ ------  ------  --------

  End of year       $39,455  $26,000     $2,968  $ 7,824 $40,985  $11,615 $44,652   $7,709   $2,908 $5,149 $5,230  $1,098  $195,593
                    =======  =======     ======  ======= =======  ======= =======   ======   ====== ====== ======  ======  ========

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

                                                                   Fund Information
                                    ----------------------------------------------------------------------
                                                              Preferred Group of Mutual Funds
                                                    ------------------------------------------------------
                                    Caterpillar
                                      Common         Stable
                                      Stock         Principal  Short-term    Money                 Inter-
                                       Fund           Fund     Government    Market     Value     national
                                       ----           ----     ----------    ------     -----     --------
Participant contributions             $1,814         $2,409       $315       $1,128     $2,315     $1,600
                                      ------         ------       ----       ------     ------     ------
Investment income:
 Net appreciation in fair value of
  registered investment companies
 Plan interest in net investment
  income of Master Trust (Note 4)      5,008          1,386        132          467      6,180      1,631
                                      ------         ------      -----        -----     ------     ------

     Net investment income             5,008          1,386        132          467      6,180      1,631
                                      ------         ------      -----        -----     ------     ------

Withdrawals                             (865)        (2,145)      (110)        (893)    (1,322)      (275)
Transfers to other plans, net           (236)                       (3)         (58)       (47)       (53)
Interfund transfers, net              (2,321)        (1,728)      (204)       1,616        775       (731)
                                      ------         ------      -----        -----     ------     ------
     Withdrawals and
      transfers, net                  (3,422)        (3,873)      (317)         665       (594)    (1,059)
                                      ------         ------      -----        -----     ------     ------
Increase (decrease) in net assets      3,400            (78)       130        2,260      7,901      2,172

Net assets:
 Beginning of year                    17,832         27,736      2,835        8,256     23,694      9,423
                                      ------         ------      -----        -----     ------     ------

 End of year                         $21,232        $27,658     $2,965      $10,516    $31,595    $11,595
                                     =======        =======     ======      =======    =======    =======

                                         --------------------------------------------------------------------

                                         ---------------------------------------
                                                                                             Self-
                                                       Asset     Fixed     Small    Loan   Directed
                                          Growth    Allocation  Income      Cap     Fund     Fund      Total
                                          ------    ----------  ------      ---     ----     ----      -----
Participant contributions                $ 3,681      $  875    $  525    $  332    $        $       $ 14,994
                                         -------      ------    ------    ------    ------   ----    --------
Investment income:
 Net appreciation in fair value of
  registered investment companies                                                              40          40
 Plan interest in net investment
  income of Master Trust (Note 4)          5,138         720        58       261       287             21,268
                                         -------      ------    ------    ------    ------   ----    --------

     Net investment income                 5,138         720        58       261       287     40      21,308
                                         -------      ------    ------    ------    ------   ----    --------

Withdrawals                               (1,137)       (255)     (112)       (9)     (158)            (7,281)
Transfers to other plans, net                (96)        (17)      (23)                 (6)              (539)
Interfund transfers, net                  (1,515)        278      (656)    1,934     1,904    648
                                         -------      ------    ------    ------    ------   ----    --------
     Withdrawals and
      transfers, net                      (2,748)          6      (791)    1,925     1,740    648      (7,820)
                                         -------      ------    ------    ------    ------   ----    --------

Increase (decrease) in net assets          6,071       1,601      (208)    2,518     2,027    688      28,482

Net assets:
 Beginning of year                        27,316       4,217     2,744               2,384            126,437
                                         -------      ------    ------    ------    ------   ----    --------

  End of year                            $33,387      $5,818    $2,536    $2,518    $4,411   $688    $154,919
                                         =======      ======    ======    ======    ======   ====    ========

                      (See notes to financial statements)

                                CATERPILLAR INC.
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

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

Contributions
-------------

Participant contributions are made through a pretax compensation deferral as elected by the participants and are contributed to the Plan by the employer. During 1997, the compensation deferral was limited to (a) the greater of $5,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1997) for participants earning in excess of $75,000 or (b) $9,500 for participants earning less than $75,000.

During 1996, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1996) for participants earning in excess of $70,000 or (b) $9,500 for participants earning less than $70,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT
-------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting
-------------------

The Plan's accounts are maintained on the accrual basis of accounting.

Investments
-----------

The fair value of the Plan's investment in the 401(k) Master Trust (Note 4) is based upon the beginning of the year value of the Plan's investment plus actual contributions, transfers and allocated investment income less actual withdrawals. Shares of registered investment companies included in the self-directed fund option are valued at quoted market prices which represent the net asset value of shares held by the Plan at year end. Income from investments is recorded as earned.

Administrative expenses
-----------------------

Administrative costs, including trustee fees and certain investment costs, are paid by the Company.

Use of estimates in the preparation
of financial statements
-----------------------

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

NOTE 3 - UNIT VALUES:
--------------------

The Plan assigns units to participants directing investments to any of the Preferred Group of Mutual Funds and the Caterpillar Common Stock Fund. The unit values assigned by the Plan reflect the current values of the individual funds. Total units held (in thousands) by the Plan and their respective unit values at each month end as follows:

                                              Caterpillar Common Stock Fund
                                             ------------------------------
                Units           Unit value                                      Units           Unit value
                -----           ----------                                      -----           ----------
January         845               27.49                 July                     982              38.94
February        794               27.72                 August                 1,044              40.22
March           804               28.36                 September              1,073              37.49
April           794               31.32                 October                1,080              35.73
May             824               34.20                 November               1,149              33.60
June            905               37.40                 December               1,160              34.00

NOTE 4 - MASTER TRUST:
---------------------

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

CIML manages the Preferred Small Cap Fund. CIML also managed the Preferred Short-Term Government Fund through October 1997. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1997 and 1996 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1997 and 1996, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:



                                            1997    1996
                                            ----    ----

   Caterpillar Inc. Common Stock Fund      11.64%  11.31%
   Preferred Stable Principal Fund         27.08%  26.38%
   Preferred Short-Term Government Fund    20.63%  20.28%
   Preferred Money Market Fund             12.44%  12.31%
   Preferred Value Fund                    16.98%  17.17%
   Preferred International Fund            14.03%  13.51%
   Preferred Growth Fund                   17.21%  17.07%
   Preferred Asset Allocation Fund         13.38%  12.21%
   Preferred Fixed Income Fund             12.43%  11.38%
   Preferred Small Cap Fund                11.96%  13.71%
   Loan Fund                               24.94%  21.98%

Investment valuation
--------------------

The Master Trust's investments are stated at fair value. Common stock and cash and cash equivalents are valued at quoted market prices. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Master Trust at year end. Participant loans are valued at cost which approximates fair value.

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 11 through 14 for analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1997 and 1996.

                 CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                 --------------------------------------------
                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1997
                               -----------------
                              (Dollars in 000's)

                                                                           Preferred Group of Mutual Funds
                                                           ---------------------------------------------------------------
                                              Caterpillar
                                                Common      Stable
                                                 Stock     Principal  Short-term   Money
                                                 Fund        Fund     Government  Market   Value   International   Growth
                                                 ----        ----     ----------  ------   -----   -------------   ------
Investments, at fair value:
  Cash and cash equivalents                      $ 14,088    $           $        $       $              $        $
  Common stock                                    321,300
  Registered investment companies                             95,451      14,293   61,952  239,793        82,881   257,136
  Participant loans
                                                 --------    -------     -------  ------- --------       -------  --------

    Total investments                             335,388     95,451      14,293   61,952  239,793                 257,136

  Dividend and interest receivable                     70
  Transfers receivable from EIP 1                   2,417                               6
  Contributions receivable                            980        453          80      330    1,271           669     1,637
  Other receivable/(payable), net                     196         89          14      621      291          (790)      635
                                                 --------    -------     -------  ------- --------       -------  --------

    Net assets                                   $339,051    $95,993     $14,387  $62,909 $241,355       $82,760  $259,408
                                                 ========    =======     =======  ======= ========       =======  ========

                                                Preferred Group of Mutual Funds
                                              -----------------------------------


                                                Asset       Fixed      Small       Loan
                                              Allocation    Income      Cap        Fund        Total
                                              ----------    ------     -----       ----        -----
Investments, at fair value:
  Cash and cash equivalents                    $           $          $           $          $   14,088
  Common stock                                                                                  321,300
  Registered investment companies                58,253      23,844     42,626                  876,229
  Participant loans                                                                23,247        23,247
                                               --------    --------   --------    -------    ----------
    Total investments                            58,253      23,844     42,626     23,247     1,234,864

  Dividend and interest receivable                                                                   70
  Transfers receivable from EIP 1                                                                 2,423
  Contributions receivable                          405         138        364                    6,327
  Other receivable/(payable), net                    50        (173)        71       (836)          195
                                               --------    --------   --------   --------    ----------

    Net assets                                 $ 58,708    $ 23,809   $ 43,061   $ 22,411    $1,243,852
                                               ========    ========   ========   ========    ==========


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


                                                                          Preferred Group of Mutual Funds
                                                 ---------------------------------------------------------------------------------
                                     Caterpillar
                                       Common     Stable
                                        Stock    Principal  Short-term    Money                                    Asset     Fixed
                                        Fund       Fund     Government   Market    Value  International Growth   Allocation  Income
                                       ------    ---------  ----------   ------    -----  ------------- ------   ----------  ------
Investments, at fair value:
   Cash and cash equivalents          $ 11,311  $             $          $        $           $        $         $          $
   Common stock                        170,624
   Registered investment companies               103,382       14,528     85,349   182,982     85,207   194,217   47,001     22,152
   Participant loans
                                      --------  --------      -------    -------   -------     ------   -------  --------   -------

     Total investments                 181,935   103,382       14,528     85,349   182,982     85,207   194,217   47,001     22,152

  Dividend and interest receivable          56
  Transfers receivable from EIP 1        4,863                                35
  Contributions receivable                 536       542           87        318       983        649     1,421      354        153
  Other receivable/(payable), net          361       519            4       (254)       97        (37)      (18)     273        (25)
                                      --------  --------      -------    -------  --------    -------  --------- --------   -------

     Net assets                       $187,751  $104,443      $14,619    $85,448  $184,062    $85,819  $195,620  $47,628    $22,280
                                      ========  ========      =======    =======  ========    =======  ========= ========   =======


                                          Small          Loan
                                           Cap           Fund         Total
                                           ---           ----         -----
Investments, at fair value:
   Cash and cash equivalents             $             $            $  11,311
   Common stock                                                       170,624
   Registered investment companies         18,215                     753,033
   Participant loans                                     20,821        20,821
                                         --------      --------     ---------
     Total investments                     18,215        20,821       955,789
  Dividend and interest receivable                                         56
  Transfers receivable from EIP 1                                       4,898
  Contributions receivable                    157                       5,200
  Other receivable/(payable), net                          (762)          158
                                         --------      --------     ---------

     Net assets                          $ 18,372      $ 20,059     $ 966,101
                                         ========      ========     =========

                  CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                  --------------------------------------------

            NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
            --------------------------------------------------------
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                      ------------------------------------
                               (Dollars in 000's)

                                                                               Preferred Group of Mutual Funds
                                                        ----------------------------------------------------------------------------
                                            Caterpillar
                                              Common     Stable
                                               Stock    Principal  Short-term  Money                                       Asset
                                               Fund       Fund     Government  Market     Value   International  Growth   Allocation
                                            ----------  ---------  ----------  ------    -------  -------------  ------   ----------

Investment income:-
 Interest                                    $    813   $           $         $          $          $          $           $
 Dividends                                      4,760
 Net appreciation in fair value of:
  Common stock                                 45,824
  Registered investment companies                          6,253        866      4,021     53,130      6,865     62,329     10,267
                                             --------   --------    -------   --------   --------   --------   --------    -------
     Net investment income                     51,397      6,253        866      4,021     53,130      6,865     62,329     10,267
                                             --------   --------    -------   --------   --------   --------   --------    -------
Contributions to all plans                      9,320      5,347        884      4,431     14,573      8,309     18,272      4,716
                                             --------   --------    -------   --------   --------   --------   --------    -------
Withdrawals from all plans                    (12,273)    (5,285)      (505)   (10,252)    (6,680)    (2,485)    (6,999)    (2,125)
                                             --------   --------    -------   --------   --------   --------   --------    -------
Transfers from EIP 1                           53,246                              589
                                             --------   --------    -------   --------   --------   --------   --------    -------
Interfund transfers, net                       49,610    (14,765)    (1,477)   (21,328)    (3,730)   (15,748)    (9,814)    (1,778)
                                             --------   --------    -------   --------   --------   --------   --------    -------

Increase (decrease) in net assets             151,300     (8,450)      (232)   (22,539)    57,293     (3,059)    63,788     11,080

Net assets:
  Beginning of year                           187,751    104,443     14,619     85,448    184,062     85,819    195,620     47,628
                                             --------   --------    -------   --------   --------   --------   --------    -------

  End of year                                $339,051   $ 95,993    $14,387   $ 62,909   $241,355   $ 82,760   $259,408    $58,708
                                             ========   ========    =======   ========   ========   ========   ========    =======


                                                   Preferred Group of
                                                      Mutual Funds
                                                   -------------------
                                                    Fixed       Small      Loan
                                                   Income        Cap       Fund         Total
                                                   -------     -------    -------    ----------
Investment income:-
 Interest                                          $           $          $ 1,887    $      813
 Dividends                                                                                4,760
 Net appreciation in fair value of:
  Common stock                                                                           45,824
  Registered investment companies                    1,757       6,494                  151,982
                                                   -------     -------    -------    ----------
     Net investment income                           1,757       6,494      1,887       205,266
                                                   -------     -------    -------    ----------
Contributions to all plans                           1,726       3,157                   70,735
                                                   -------     -------    -------    ----------
Withdrawals from all plans                          (1,019)       (523)      (503)      (48,649)
                                                   -------     -------    -------    ----------
Transfers from EIP 1                                                                     53,835
                                                   -------     -------    -------    ----------
Interfund transfers, net                              (935)     15,561        968        (3,436)
                                                   -------     -------    -------    ----------

Increase (decrease) in net assets                    1,529      24,689      2,352       277,751
                                                   -------     -------    -------    ----------
Net assets:
  Beginning of year                                 22,280      18,372     20,059       966,101
                                                   -------     -------    -------    ----------

  End of year                                      $23,809     $43,061    $22,411    $1,243,852
                                                   =======     =======    =======    ==========

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

                                                                             Preferred Group of Mutual Funds
                                                        --------------------------------------------------------------------------
                                            Caterpillar
                                              Common     Stable
                                               Stock    Principal  Short-term  Money                                      Asset
                                               Fund       Fund     Government  Market     Value   International  Growth  Allocation
                                            ----------  ---------  ----------  ------    -------  ------------- -------- ----------
Investment income:
 Interest                                    $    406   $           $         $          $          $          $          $
 Dividends                                      3,598
 Net appreciation in fair value of:
  Common stock                                 41,519
  Registered investment companies                          5,258        615      3,612     35,676     12,181     31,039     5,796
                                             --------   --------    -------   --------   --------   --------   --------   -------
     Net investment income                     45,523      5,258        615      3,612     35,676     12,181     31,039     5,796
                                             --------   --------    -------   --------   --------   --------   --------   -------
Contributions to all plans                      5,135      6,096        978      3,781     10,442      7,601     16,182     3,858
                                             --------   --------    -------   --------   --------   --------   --------   -------
Withdrawals from all plans                     (7,437)    (7,519)    (1,093)   (12,848)    (5,166)    (2,088)    (5,126)   (1,723)
                                             --------   --------    -------   --------   --------   --------   --------   -------
Transfers from EIP 1                           50,104                              584
                                             --------   --------    -------   --------   --------   --------   --------   -------
Interfund transfers, net                      (64,270)     3,193      1,299     27,272      9,514      1,910     (9,633)    4,429
                                             --------   --------    -------   --------   --------   --------   --------   -------

Increase (decrease) in net assets              29,055      7,028      1,799     22,401     50,466     19,604     32,462    12,360

Net assets:
  Beginning of year                           158,696     97,415     12,820     63,047    133,596     66,215    163,158    35,268
                                             --------   --------    -------   --------   --------   --------   --------   -------

  End of year                                $187,751   $104,443    $14,619   $ 85,448   $184,062   $ 85,819   $195,620   $47,628
                                             ========   ========    =======   ========   ========   ========   ========   =======

                                                   Preferred Group of
                                                      Mutual Funds
                                                   -------------------
                                                    Fixed       Small      Loan
                                                   Income        Cap       Fund         Total
                                                   -------     -------    -------    ----------
Investment income:
 Interest                                          $           $          $ 1,521    $    1,927
 Dividends                                                                                3,598
 Net appreciation in fair value of:
  Common stock                                                                           41,519
  Registered investment companies                      520       2,219                   96,916
                                                   -------     -------    -------    ----------
     Net investment income                             520       2,219      1,521       143,960
                                                   -------     -------    -------    ----------
Contributions to all plans                           1,869       1,314                   57,256
                                                   -------     -------    -------    ----------
Withdrawals from all plans                          (1,489)       (307)      (422)      (45,218)
                                                   -------     -------    -------    ----------
Transfers from EIP 1                                                                     50,688
                                                   -------     -------    -------    ----------
Interfund transfers, net                            (1,771)     15,146      3,239        (9,672)
                                                   -------     -------    -------    ----------

Increase (decrease) in net assets                     (871)     18,372      4,338       197,014

Net assets:
  Beginning of year                                 23,151                 15,721       769,087
                                                   -------     -------    -------    ----------

  End of year                                      $22,280     $18,372    $20,059    $  966,101
                                                   =======     =======    =======    ==========

                                                                      SCHEDULE I
                                                                      ----------
                                CATERPILLAR INC.
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               DECEMBER 31, 1997
                               -----------------

(a)           (b)                                       (c)                                 (d)            (e)
       Identity of issue,              Description of investment, including
        borrower, lessor                 maturity date, rate of interest,                                Current
        or similar party                 collateral, par or maturity value                  Cost          Value
        ----------------                 ---------------------------------                  ----          -----
       Caterpillar Inc.            401(k) Master Trust                                  $128,334,962   $194,494,000
                                                                                        ============   ============

       American                    Century Equity Growth; 937.05 units                  $              $     17,841
                                   20th Century Emerging Markets; 1,123.60 units                              4,596
                                   Gas Index; 16.68 units                                                       304
       Baron                       Small Cap; 993.05 units                                                   10,238
                                   Asset Fund; 1,118.67 units                                                54,267
       Brinson                     U.S. Equity; 114.81 units                                                  2,018
       Cohen & Steers              Realty Shares Inc.; 220.86 units                                          11,083
       Dreyfus                     Small Company Value Fund; 1,009.94 units                                  21,280
                                   Aggressive Value; 245.36 units                                             5,766
       Fidelity                    Dividend Growth; 131.64 units                                              3,063
                                   Value Fund; 133.93 units                                                   7,238
                                   Worldwide Fund; 240.77 units                                               3,840
                                   Select Utilities Growth; 60.37 units                                       2,951
                                   Select Retailing; 41.80 units                                              1,883
                                   Select Energy Service; 30.81 units                                           938
                                   Select American Gold; 61.96 units                                            925
                                   Select Electronics; 36.10 units                                            1,112
       Guinness                    Flight China Hong Kong Fund; 224.72 units                                  2,901
                                   Flight Asia Small Cap; 413.33 units                                        4,022
                                   Flight Asia Blue Chip; 20.38 units                                           165
       Harris Associates           Oakmark Fund; 306.24 units                                                12,375
       Hotchkis & Wiley            International Fund; 265.30 units                                           6,014
       Interactive                 Tech Value Fund; 97.14 units                                               2,531
                                   Medical Specialists; 300 units                                             3,036
                                   Technology Leaders; 300 units                                              3,015
       Invesco                     Strategic Health Sciences Fund; 80.36 units                                3,951
                                   Strategic Financial Services; 165.92 units                                 4,664
       Janus                       High Yield Bond; .29 units                                                     3
                                   Overseas Fund; 1.531.99 units                                             26,641
                                   Mercury Fund; 537.87 units                                                 8,875
                                   Worldwide Fund; 1,977.59 units                                            74,713
                                   Growth & Income; 97.74 units                                               2,263
                                   Olympus Fund; 132.16 units                                                 2,323
       Lexington                   Corporate Leaders Trust B; 124.46 units                                    1,852
                                   Troika Russia Income; 118.25 units                                         2,069
       Midas                       Midas Fund; 1,356.77 units                                                 2,863
       Montgomery                  Asset Allocation Fund; 346.41 units                                        6,561
                                   Emerging Markets Fund; 68.22 units                                           882
                                   Growth Fund; 712.75 units                                                 15,602
       Mutual Series               Beacon Fund; 1,453.56 units                                               20,524
       Neuberger and Berman        International Fund; 777.00 units                                          11,243
                                   Genesis Trust Fund; 861.79 units                                          19,149
                                   Partners Fund; 1,418.88 units                                             24,774
       Oakmark                     Oakmark Select; 3,266.96 units                                            57,237
       PBHG                        Growth Fund; 564.87 units                                                 14,342
                                   Technology and Communication Fund; 2615.34 units                          45,193

                                  (Continued)

                                                                     SCHEDULE  I
                                                                     -----------
                                CATERPILLAR INC.
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               DECEMBER 31, 1997
                               -----------------

(a)           (b)                                (c)                                                (d)         (e)

       Identity of issue,          Description of investment, including
        borrower, lessor             maturity date, rate of interest,                                          Current
        or similar party             collateral, par or maturity value                               Cost       Value
        ----------------             ---------------------------------                               ----      -----------
       Payden & Rygel              Growth & Income Class A; 320.83 units                             $          $      4,254
       Roberston Stephens          Global MAT RES Fund; 71.92 units                                                      839
                                   Value Plus and Growth Fund; 270.48 units                                            6,270
       SSGA                        Small Cap Equity; 46.13 units                                                         970
       T Rowe Price                European Stock Fund; 1,042.87 units                                                20,190
                                   Equity Income; 983.16 units                                                        25,631
                                   Financial Services; 42.87 units                                                       667
                                   Health Sciences; 841.64 units                                                      11,497
       SSGA                        Money Market Fund; 179,091.20 units                                               179,091
       State Street Research       Aurora Class A; 94.76 units                                                         1,858
                                   Global Class A; 455.71 units                                                        9,415
       Stein Roe                   Growth Fund; 86.67 units                                                            2,990
                                   Young Investor Fund; 552.50 units                                                  12,868
       Strong                      Corporate Bond Fund; 310.52 units                                                   3,478
                                   Growth Fund; 1,779.53 units                                                        32,583
                                   Growth & Income; 159.11 units                                                       2,595
                                   Common stock; 113.84 units                                                          2,393
       United Services             U.S. World Gold Fund; 549.05 units                                                  6,122
       Vanguard                    Index Trust - Growth Portfolio; 712.73 units                                       16,058
                                   Vanguard/Wellesey Income Fund; 551.87 units                                        12,064
                                   U.S. Growth Portfolio; 266.49 units                                                 7,648
                                   International Growth Portfolio; 641.71 units                                       10,518
                                   Vanguard/Windsor; 2,238.90 units                                                   64,077
                                   Fixed Income Securities Fund - GNMA Portfolio; 3,674.39 units                      38,324
                                   Index Trust S&P500; 665.02 units                                                   59,898
                                   Index Trust - Total Stock Market Portfolio; 473.12 units                           10,711
                                   Short-Term Treasury; 983.05 units                                                  10,037
       Warburg Pincus              Small Company Value; 973.96 units                                                  15,973
                                   Health Sciences; 7.03 units                                                            84
                                                                                                               -------------
                                                                                                               $   1,098,229
                                                                                                               =============

SCHEDULE II
-----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

                ITEM 27d - SCHEDULE OF REPORTABLE 5% TRANSACTIONS
                -------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1997
                     ------------------------------------

     (a)                 (b)                   (c)       (d)     (e)         (f)        (g)         (h)         (i)
                                                                                                  Current
                                                                           Expense                 value
                                                                          incurred              of asset on
 Identity of                                 Purchase  Selling  Lease       with        Cost    transaction   Net gain
party involved     Description of Assets      Price     Price   rental   transaction  of asset     date      or (loss)
--------------  ---------------------------  --------  -------  -------  -----------  --------  -----------  ---------
Baron           Asset Fund:
                    Series of 4 purchases     $35,881  $        $          $          $35,881      $35,881    $
                    Sale                                    30                                          30

Dreyfus         Midcap Value Fund:
                    Purchase                   19,400                                  19,400       19,400
                    Sale                                23,432                                      23,432

Janus           Olympus Fund:
                    Series of 4 purchases      15,095                                  15,095       15,095
                    Sale                                35,091                                      35,091

Oakmark         Select Fund:
                    Series of 4 purchases      55,259                                  55,259       55,259

PAPP            American Abroad Fund:
                    Purchase                   29,918                                  29,918       29,918
                    Sale                                28,414                                      28,414

                                                         CATERPILLAR INC.
                                                         ----------------
                                                     TAX DEFERRED SAVINGS PLAN
                                                     -------------------------

                                          ITEM 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                                          ----------------------------------------------
                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                               ------------------------------------


     (a)                          (b)                (c)       (d)        (e)          (f)         (g)          (h)          (i)
                                                                                                              Current
                                                                                        Expense                value
                                                                                       incurred              of asset on
 Identity of                                            Purchase  Selling    Lease       with        Cost    transaction  Net gain
party involved           Description of Assets            Price     Price    rental   transaction  of asset     date      or (loss)
--------------           ---------------------          --------  --------  --------  -----------  --------  -----------  ----------
PBHG             Growth Fund:
                   Series of 3 purchases                $  4,442  $         $          $           $  4,442  $  4,442     $
                   Series of 8 sales                               107,052                                    107,052

                 Technology and Communication Fund:
                   Series of 16 purchases                111,976                                    111,976   111,976
                   Series of 3 sales                                69,928                                     69,928

SSGA             Money Market Fund:
                   Series of 312 purchases               794,253                                    794,253   794,253
                   Series of 128 sales                             789,892                                    789,892

Vanguard         Fixed Income Securities Fund - GNMA
                 Portfolio:
                   Series of 9 purchases                  81,918                                     81,918    81,918
                   Series of 2 sales                                23,966                                     23,966

                 Index Trust - S&P500 Fund:
                   Series of 2 purchases                 105,758                                    105,758   105,758
                   Sale                                             54,966                                     54,966

                 Vanguard/Windsor II Fund:
                   Series of 5 purchases                 118,962                                    118,962   118,962
                   Sale                                             52,140                                     52,140

                                                                       EXHIBIT C
                                                                       ---------


                      CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-8003) of Caterpillar Inc. of our report dated May 15, 1998 related to the financial statements of the Tax Deferred Savings Plan, which is included in this Annual Report on Form 11-K.





/s/ PRICE WATERHOUSE LLP

Peoria, Illinois
May 15, 1998

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 11-K


(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the Fiscal Year Ended December 31, 1997

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


Item 4.

The Consent of Independent Accountants is attached hereto as Exhibit C.

Solar Turbines Incorporated
Savings and Investment Plan
Financial Statements
and Additional Information
December 31, 1997 and 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



May 15, 1998

To the Participants and
Plan Administrator of the
Solar Turbines Incorporated
Savings and Investment Plan



In our opinion, the accompanying statements of net assets available for plan benefits of the Solar Turbines Incorporated Savings and Investment Plan and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits at December 31, 1997 and 1996, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information schedules of assets held for investment purposes and of reportable (5%) transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are additional information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 (ERISA). These additional information schedules are the responsibility of the Plan's management. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The additional information schedules and the Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The schedules of assets held for investment purposes and of reportable (5%) transactions that accompany the Plan's financial statements do not disclose the historical cost of certain plan assets and certain related sales transactions, held by the Plan custodian. Disclosure of this information is required by ERISA.



/s/ Price Waterhouse LLP

                                                                       Exhibit A

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               DECEMBER 31, 1997
                               -----------------
                               (Dollars in 000's)


                                                                          Fund Information
                                       ---------------------------------------------------------------------------------------
                                                                        Preferred Group of Mutual Funds
                                                  ----------------------------------------------------------------------------
                                       Caterpillar
                                         Common    Stable
                                          Stock   Principal Short-term Money          Inter-            Asset     Fixed  Small
                                          Fund      Fund    Government Market Value  national Growth  Allocation  Income  Cap
                                          ----    --------- ---------- ------ -----  -------- ------  ----------  ------ -----
Investments, at fair value (Notes 2
  and 4):
   Registered investment companies       $         $           $       $      $        $      $          $         $     $
   Investments in Master Trust
    Net Assets                            7,378     2,669       399     1,339  3,300    936    4,336      468       159   253
                                         ------    ------      ----    ------ ------   ----   ------     ----      ----  ----

     Total net assets                    $7,378    $2,669       399    $1,339 $3,300   $936   $4,336     $468      $159  $253
                                         ======    ======      ====    ====== ======   ====   ======     ====      ====  ====


                                          Fund Information
                                         ------------------
                                                    Self-
                                          Loan     Directed
                                          Fund       Fund      Total
                                          ----     --------    -----
Investments, at fair value (Notes 2
  and 4):
   Registered investment companies       $           $84      $    84
   Investments in Master Trust
    Net Assets                            1,609                22,846
                                         ------      ---      -------

     Total net assets                    $1,609      $84      $22,930
                                         ======      ===      =======

                      (See notes to financial statements)

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

                                                                          Fund Information
                                       ---------------------------------------------------------------------------------------
                                                                        Preferred Group of Mutual Funds
                                                  ----------------------------------------------------------------------------
                                       Caterpillar
                                         Common    Stable
                                          Stock   Principal Short-term Money          Inter-            Asset     Fixed  Small
                                          Fund      Fund    Government Market Value  national Growth  Allocation  Income  Cap
                                          ----    --------- ---------- ------ -----  -------- ------  ----------  ------ -----
Investments, at fair value (Notes 2
  and 4):
   Registered investment companies       $         $           $       $      $        $      $          $         $     $
   Investments in Master Trust
    Net Assets                            3,996     2,938       443     1,717  2,514    896    3,201      420       217   130
                                         ------    ------      ----    ------ ------   ----   ------     ----      ----  ----

     Total net assets                    $3,996    $2,938      $443    $1,717 $2,514   $896   $3,201     $420      $217  $130
                                         ======    ======      ====    ====== ======   ====   ======     ====      ====  ====

                                          Fund Information
                                         ------------------
                                                    Self-
                                          Loan     Directed
                                          Fund       Fund      Total
                                          ----     --------    -----
Investments, at fair value (Notes 2
  and 4):
   Registered investment companies       $           $31      $    31
   Investments in Master Trust
    Net Assets                            1,143                17,615
                                         ------      ---      -------

     Total net assets                    $1,143      $31      $17,646
                                         ======      ===      =======

                      (See notes to financial statements)

                                                                       Exhibit B

                          SOLAR TURBINES INCORPORATED
                          ---------------------------

                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------

                               DECEMBER 31, 1997
                               -----------------
                               (Dollars in 000's)

                                                                            Fund Information
                                       ------------------------------------------------------------------------------------------
                                                                          Preferred Group of Mutual Funds
                                                  -------------------------------------------------------------------------------
                                       Caterpillar
                                         Common    Stable
                                          Stock   Principal Short-term  Money            Inter-            Asset     Fixed  Small
                                          Fund      Fund    Government  Market   Value  national Growth  Allocation  Income  Cap
                                          ----    --------- ----------  ------   -----  -------- ------  ----------  ------ -----
Participant contributions                $  938     $ 297     $  44     $  247   $  425   $ 187   $  587    $  90     $  32  $ 51
                                         ------     -----     -----     ------   ------   -----   ------    -----     -----  ----
Investment income:
  Net appreciation in fair value of
  registered investment companies
  Plan interest in net investment gain
  of Master Trust (Note 4)                1,105       177        25         80      734      66    1,014       91        16    35
                                         ------     -----     -----     ------   ------   -----   ------    -----     -----  ----
Withdrawals                                (158)     (128)      (49)       (58)    (187)    (23)    (227)     (50)      (38)   (1)
Transfers (to)/from other plans, net       (131)       16        (4)       (52)      94      (1)     (19)      (4)              1
Interfund transfers, net                  1,628      (631)      (60)      (595)    (280)   (189)    (220)     (79)      (68)   37
                                         ------     -----     -----     ------   ------   -----   ------    -----     -----  ----
        Withdrawals and transfers,
          net                             1,339      (743)     (113)      (705)    (373)   (213)    (466)    (133)     (106)   37
                                          -----     -----     -----     ------   ------   -----   ------    -----     -----  ----
Increase (decrease) in net assets         3,382      (269)      (44)      (378)     786      40    1,135       48       (58)  123

Net assets:
  Beginning of year                       3,996     2,938       443      1,717    2,514     896    3,201      420       217   130
                                          -----     -----      ----     ------   ------   -----   ------    -----     -----   ---
 End of year                             $7,378    $2,669      $399     $1,339   $3,300   $ 936   $4,336    $ 468     $ 159  $253
                                         ======    ======      ====     ======   ======   =====   ======    =====     =====  ====

                                          Fund Information
                                         ------------------
                                                    Self-
                                          Loan     Directed
                                          Fund       Fund      Total
                                          ----     --------    -----
Participant contributions                $           $        $ 2,898
                                         ------      ---      -------
Plan interest in net investment gain
  of Master Trust (Note 4)                  117        2        3,462
                                         ------      ---      -------
Withdrawals                                 (36)                 (955)
Transfers (to)/from other plans, net        (13)      (8)        (121)
Interfund transfers, net                    398       59
                                         ------      ---      -------
        Withdrawals and transfers,
          net                               349       51       (1,076)
                                         ------      ---      -------
Increase (decrease) in net assets           466       53        5,284

Net assets:
  Beginning of year                       1,143       31       17,646
                                         ------      ---      -------
 End of year                             $1,609      $84      $22,930
                                         ======      ===      =======

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

                                                                             Fund Information
                                         -----------------------------------------------------------------------------------------
                                                                             Preferred Group of Mutual Funds
                                                        --------------------------------------------------------------------------
                                         Caterpillar
                                           Common        Stable
                                           Stock        Principal    Short-term    Money             Inter-               Asset
                                            Fund          Fund       Government    Market   Value   national   Growth   Allocation
                                            ----          ----       ----------    ------   -----   --------   ------   ----------
Participant contributions                  $  490        $  376         $ 54       $  238   $  292   $ 174     $  493     $  74
                                           ------        ------         ----       ------   ------   -----     ------     -----

Plan interest in net investment gain
  of Master Trust (Note 4)                    964           117           20           74      453     122        512        60
                                           ------        ------         ----       ------   ------   -----     ------     -----

Withdrawals                                  (427)         (306)         (36)         (36)    (116)    (25)      (176)     (100)
Transfers (to)/from other plans, net          130                         (1)          (6)     (24)     (9)       (25)      (13)
Interfund transfers, net                     (147)         (274)          (2)         171      281     (82)      (245)       13
                                           ------        ------         ----       ------   ------   -----     ------     -----

          Withdrawals and transfers,
            net                              (444)         (580)         (39)         129      141    (116)      (446)     (100)
                                           ------        ------         ----       ------   ------   -----     ------     -----

Increase (decrease) in net assets           1,010           (87)          35          441      886     180        559        34

Net assets:
  Beginning of year                         2,986         3,025          408        1,276    1,628     716      2,642       386
                                           ------        ------         ----       ------   ------   -----     ------     -----

  End of year                              $3,996        $2,938         $443       $1,717   $2,514   $ 896     $3,201     $ 420
                                           ======        ======         ====       ======   ======   =====     ======     =====

                                           ------------------------------------

                                           ---------------
                                                                         Self-
                                           Fixed     Small     Loan    Directed
                                           Income     Cap      Fund      Fund      Total
                                           ------    -----     ----    --------    -----

Participant contributions                   $ 42      $ 16    $          $        $ 2,249
                                            ----      ----    ------     ---      -------
Plan interest in net investment gain
  of Master Trust (Note 4)                     7        10        81                2,420
                                            ----      ----    ------     ---      -------

Withdrawals                                   (7)                (38)              (1,267)
Transfers (to)/from other plans, net         (11)                (30)                  11
Interfund transfers, net                     (30)      104       180      31
                                            ----      ----    ------     ---      -------

          Withdrawals and transfers,
            net                              (48)      104       112      31       (1,256)
                                            ----      ----    ------     ---      -------

Increase (decrease) in net assets              1       130       193      31        3,413

Net assets:
  Beginning of year                          216                 950               14,233
                                            ----      ----    ------     ---      -------

  End of year                               $217      $130    $1,143     $31      $17,646
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

General
-------

The Plan is a defined contribution plan established by Solar Turbines Incorporated (the Company), a 100%-owned subsidairy of Caterpillar Inc., to enable eligible employees of the Company and its subsidiaries (the employers) to accumulate funds.

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

Contributions
-------------

Participant contributions are made through a pretax compensation deferral as elected by the participants and are contributed to the Plan by the employer. During 1997, the compensation deferral was limited to (a) the greater of $5,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1997) for participants earning in excess of $75,000 or (b) $9,500 for participants earning less than $75,000.

During 1996, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1996) for participants earning in excess of $70,000 or (b) $9,500 for participants earning less than $70,000.

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

NOTE 2 - SUMMARY OF SIGNIFICANT
-------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting
-------------------

The Plan's accounts are maintained on the accrual basis of accounting.

Investments
-----------

The fair value of the Plan's investment in the 401(k) Master Trust (Note 4) is based upon the beginning of the year value of the Plan's investment plus actual contributions, transfers and allocated investment income less actual withdrawals. Shares of registered investment companies included in the self-directed fund option are valued at quoted market prices which represent the net asset value of shares held by the Plan at year end. Income from investments is recorded as earned.

Administrative expenses
-----------------------

Administrative costs, including trustee fees and certain investment costs, are paid by Caterpillar Inc.

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

NOTE 3 - UNIT VALUES:
--------------------

The Plan assigns units to participants directing investments to any of the Preferred Group of Mutual Funds and the Caterpillar Common Stock Fund. The unit values assigned by the Plan reflect the current values of the individual funds. Total units held (in thousands) by the Plan and their respective unit values at each month end as follows:

                          Caterpillar Common Stock Fund
                          -----------------------------
              Units   Unit value                  Units  Unit value
              -----   -----------                 -----  ----------
January        174       27.49      July           185      38.94
February       155       27.72      August         201      40.22
March          152       28.36      September      215      37.49
April          146       31.32      October        220      35.73
May            161       34.20      November       219      33.60
June           171       37.40      December       217      34.00

NOTE 4 - MASTER TRUST:
---------------------

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

The Master Trust invests in the Preferred Group of Mutual Funds, registered investment companies which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of Caterpillar Inc. The Preferred Group of Mutual Funds is comprised of the following:

      Preferred Stable Principal Fund
      Preferred Short-term Government Fund      Preferred Value Fund
      Preferred Growth Fund                     Preferred Fixed Income Fund
      Preferred Money Market Fund               Preferred International Fund
      Preferred Asset Allocation Fund           Preferred Small Cap Fund

CIML manages the Preferred Small Cap Fund. CIML also managed the Preferred Short-term Government Fund through October 1997. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1997 and 1996 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1997 and 1996, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                                     1997          1996
                                                     -----         -----
   Caterpillar Inc. Common Stock Fund                2.18%         2.13%
   Preferred Stable Principal Fund                   2.78%         2.81%
   Preferred Short-term Government Fund              2.78%         3.03%
   Preferred Money Market Fund                       2.13%         2.01%
   Preferred Value Fund                              1.37%         1.37%
   Preferred International Fund                      1.13%         1.04%
   Preferred Growth Fund                             1.67%         1.64%
   Preferred Asset Allocation Fund                    .81%          .88%
   Preferred Fixed Income Fund                        .68%          .97%
   Preferred Small Cap Fund                           .59%          .71%
   Loan Fund                                          .77%         5.70%

Investment valuation
--------------------

The Master Trust's investments are stated at fair value. Common stock and cash and cash equivalents are valued at quoted market prices. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Master Trust at year end. Participant loans are valued at cost which approximates fair value.

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 11 through 14 for analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1997 and 1996.

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------
                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1997
                               -----------------
                              (Dollars in 000's)

                                                                           Preferred Group of Mutual Funds
                                                           ---------------------------------------------------------------
                                              Caterpillar
                                                Common     Stable
                                                 Stock    Principal  Short-term   Money
                                                 Fund       Fund     Government  Market   Value   International   Growth
                                                 ----       ----     ----------  ------   -----   -------------   ------
Investments, at fair value:
  Cash and cash equivalents                    $ 14,088    $           $        $        $            $            $
  Common stock                                  321,300
  Registered investment companies                           95,451      14,293   61,952   239,793      82,881       257,136
  Participant loans
                                               --------    -------     -------  -------  --------     -------      --------
    Total investments                           335,388     95,451      14,293   61,952   239,793      82,881       257,136

Dividend and interest receivable                     70
Transfers receivable from EIP 1                   2,417                               6
Contributions receivable                            980        453          80      330     1,271         669         1,637
Other receivable/(payable), net                     196         89          14      621       291        (790)          635
                                               --------    -------     -------  -------  --------     -------      --------

    Net assets                                 $339,051    $95,993     $14,387  $62,909  $241,355     $82,760      $259,408
                                               ========    =======     =======  =======  ========     =======      ========

                                                Preferred Group of Mutual Funds
                                              -----------------------------------


                                                Asset       Fixed      Small       Loan
                                              Allocation    Income      Cap        Fund        Total
                                              ----------    ------     -----       ----        -----
Investments, at fair value:
  Cash and cash equivalents                     $           $         $           $         $   14,088
  Common stock                                                                                 321,300
  Registered investment companies                58,253      23,844    42,626                  876,229
  Participant loans                                                                23,247       23,247
                                                -------     -------   -------     -------   ----------
    Total investments                            58,253      23,844    42,626      23,247    1,234,864

Dividend and interest receivable                                                                    70
Transfers receivable from EIP 1                                                                  2,423
Contributions receivable                            405         138       364                    6,327
Other receivable/(payable), net                      50        (173)       71        (836)         168
                                                -------     -------   -------     -------   ----------
    Net assets                                  $58,708     $23,809   $43,061     $22,411   $1,243,852
                                                =======     =======   =======     =======   ==========

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

                                                               Preferred Group of Mutual Funds
                                                    -----------------------------------------------------
                                        Caterpillar
                                           Common     Stable
                                           Stock    Principal  Short-term   Money
                                           Fund       Fund     Government  Market    Value   International
                                           ----       ----     ----------  ------    -----   -------------
Investments, at fair value:
  Cash and cash equivalents              $ 11,311   $            $         $        $            $
  Common stock                            170,624
  Registered investment companies                    103,382      14,528    85,349   182,982      85,207
  Participant loans
                                         --------   --------     -------   -------  --------     -------
    Total investments                     181,935    103,382      14,528    85,349   182,982      85,207



Dividend and interest receivable               56
Transfers receivable from EIP 1             4,863                               35
Contributions receivable                      536        542          87       318       983         649
Other receivable/(payable), net               361        519           4      (254)       97         (37)
                                         --------   --------     -------   -------  --------     -------

    Net assets                           $187,751   $104,443     $14,619   $85,448  $184,062     $85,819
                                         ========   ========     =======   =======  ========     =======

                                                Preferred Group of Mutual Funds
                                              -----------------------------------


                                                    Asset       Fixed      Small       Loan
                                          Growth  Allocation    Income      Cap        Fund        Total
                                          ------  ----------    ------     -----       ----        -----

Investments, at fair value:
  Cash and cash equivalents              $         $            $         $           $          $ 11,311
  Common stock                                                                                    170,624
  Registered investment companies         194,217   47,001       22,152    18,215                 753,033
  Participant loans                                                                    20,821      20,821
                                         --------  -------      -------   -------     -------    --------

    Total investments                     194,217   47,001       22,152    18,215      20,821     955,789


Dividend and interest receivable                                                                       56
Transfers receivable from EIP 1                                                                     4,898
Contributions receivable                    1,421      354          153       157                   5,200
Other receivable/(payable), net               (18)     273          (25)                 (762)        158
                                         --------  -------      -------   -------     -------    --------
    Net assets                           $195,620  $47,628      $22,280   $18,372     $20,059    $966,101
                                         ========  =======      =======   =======     =======    ========

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------

           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------

                     FOR THE YEAR ENDED DECEMBER 31, 1997
                     ------------------------------------
                              (Dollars in 000's)

                                                                        Preferred Group of Mutual Funds
                                            Caterpillar  --------------------------------------------------------------
                                              Common      Stable
                                               Stock     Principal   Short-term     Money
                                               Fund        Fund      Government     Market       Value    International
                                               ----        ----      ----------     ------       -----    -------------
Investment income:-
 Interest                                   $    813     $            $            $           $            $
 Dividends                                     4,760
 Net appreciation in fair value of:
  Common stock                                45,824
  Registered investment companies                           6,253         866         4,021      53,130        6,865
                                            --------     --------     -------       -------    --------     --------
     Net investment income                    51,397        6,253         866         4,021      53,130        6,865
                                            --------     --------     -------       -------    --------     --------
Contributions to all plans                     9,320        5,347         884         4,431      14,573        8,309
                                            --------     --------     -------       -------    --------     --------
Withdrawals from all plans                   (12,273)      (5,285)       (505)      (10,252)     (6,680)      (2,485)
                                            --------     --------     -------       -------    --------     --------
Transfers from EIP 1                          53,246                                    589
                                            --------     --------     -------       -------    --------     --------
Interfund transfers, net                      49,610      (14,765)     (1,477)      (21,328)     (3,730)     (15,748)
                                            --------     --------     -------       -------    --------     --------
Increase (decrease) in net assets            151,300       (8,450)       (232)      (22,539)     57,293       (3,059)
Net assets:
  Beginning of year                          187,751      104,443      14,619        85,448     184,062       85,819
                                            --------     --------     -------       -------    --------     --------
  End of year                               $339,051     $ 95,993     $14,387       $62,909    $241,355     $ 82,760
                                            ========     ========     =======       =======    ========     ========

                                                                Preferred Group
                                                                of Mutual Funds
                                                       -----------------------------
                                                         Asset      Fixed      Small     Loan
                                             Growth    Allocation  Income       Cap      Fund       Total
                                             ------    ----------  ------       ---      ----       -----
Investment income:-
 Interest                                   $           $          $          $         $ 1,887   $    2,700
 Dividends                                                                                             4,760
 Net appreciation in fair value of:
  Common stock                                                                                        45,824
  Registered investment companies             62,329     10,267      1,757      6,494                151,982
                                            --------    -------    -------    -------   -------   ----------
     Net investment income                    62,329     10,267      1,757      6,494     1,887      205,266
                                            --------    -------    -------    -------   -------   ----------
Contributions to all plans                    18,272      4,716      1,726      3,157                 70,735
                                            --------    -------    -------    -------   -------   ----------
Withdrawals from all plans                    (6,999)    (2,125)    (1,019)      (523)     (503)     (48,649)
                                            --------    -------    -------    -------   -------   ----------
Transfers from EIP 1                                                                                  53,835
                                            --------    -------    -------    -------   -------   ----------
Interfund transfers, net                      (9,814)    (1,778)      (935)    15,561       968       (3,436)
                                            --------    -------    -------    -------   -------   ----------
Increase (decrease) in net assets             63,788     11,080      1,529     24,689     2,352      277,751
Net assets:
  Beginning of year                          195,620     47,628     22,280     18,372    20,059      966,101
                                            --------    -------    -------    -------   -------   ----------
  End of year                               $259,408    $58,708    $23,809    $43,061   $22,411   $1,243,852
                                            ========    =======    =======    =======   =======   ==========

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



                                                                       Preferred Group of Mutual Funds
                                                         ------------------------------------------------------------------
                                           Caterpillar
                                              Common       Stable
                                              Stock      Principal     Short-term       Money
                                              Fund         Fund        Government       Market    Value       International
                                           -----------   ---------     ----------       ------    -----       -------------
Investment income:-
 Interest                                   $    406      $              $            $           $             $
 Dividends                                     3,598
 Net appreciation in fair value of:
  Common stock                                41,519
  Registered investment companies                            5,258           615         3,612      35,676       12,181
                                            --------      --------       -------      --------    --------      -------
     Net investment income                    45,523         5,258           615         3,612      35,676       12,181
                                            --------      --------       -------      --------    --------      -------
Contributions to all plans                     5,135         6,096           978         3,781      10,442        7,601
                                            --------      --------       -------      --------    --------      -------
Withdrawals from all plans                    (7,437)       (7,519)       (1,093)      (12,848)     (5,166)      (2,088)
                                            --------      --------       -------      --------    --------      -------
Transfers from EIP 1                          50,104                                       584
                                            --------      --------       -------      --------    --------      -------
Interfund transfers, net                     (64,270)        3,193         1,299        27,272       9,514        1,910
                                            --------      --------       -------      --------    --------      -------
Increase (decrease) in net assets             29,055         7,028         1,799        22,401      50,466       19,604

Net assets:
  Beginning of year                          158,696        97,415        12,820        63,047     133,596       66,215
                                            --------      --------       -------      --------    --------      -------
  End of year                               $187,751      $104,443       $14,619      $ 85,448    $184,062      $85,819
                                            ========      ========       =======      ========    ========      =======


                                                    Preferred Group of Mutual Funds
                                              ----------------------------------------------
                                                            Asset        Fixed         Small          Loan
                                              Growth      Allocation    Income          Cap           Fund          Total
                                              ------      ----------    ------         -----          ----          -----
Investment income:-
 Interest                                     $            $             $             $             $ 1,521       $  1,927
 Dividends                                                                                                            3,598
 Net appreciation in fair value of:
  Common stock                                                                                                       41,519
  Registered investment companies               31,039       5,796           520         2,219                       96,918
                                              --------     -------       -------       -------       -------       --------
     Net investment income                      31,039       5,796           520         2,219         1,521        143,960
                                              --------     -------       -------       -------       -------       --------
Contributions to all plans                      16,182       3,858         1,869         1,314                       57,256
                                              --------     -------       -------       -------       -------       --------
Withdrawals from all plans                      (5,126)     (1,723)       (1,489)         (307)         (422)       (45,218)
                                              --------     -------       -------       -------       -------       --------
Transfers from EIP 1                                                                                                 50,688
                                              --------     -------       -------       -------       -------       --------
Interfund transfers, net                        (9,633)      4,429        (1,771)       15,146         3,239         (9,672)
                                              --------     -------       -------       -------       -------       --------
Increase (decrease) in net assets               32,462      12,360          (871)       18,372         4,338        197,014

Net assets:
  Beginning of year                            163,158      35,268        23,151                      15,721        769,087
                                              --------     -------       -------       -------       -------       --------
  End of year                                 $195,620     $47,628       $22,280       $18,372       $20,059       $966,101
                                              ========     =======       =======       =======       =======       ========

                                                                      SCHEDULE I

                          SOLAR TURBINES INCORPORATED
                          SAVINGS AND INVESTMENT PLAN

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                               DECEMBER 31, 1997


(a)               (b)                                         (c)                                      (d)                   (e)
           Identity of issue,                 Description of investment, including
            borrower, lessor                    maturity date, rate of interest,
            or similar party                    collateral, par or maturity value                      Cost                 value
           ------------------                   ---------------------------------                      ----                 -----
           Caterpillar Inc.           401(k) Master Trust                                           $15,819,100          $22,846,000
                                                                                                    ===========          ===========

           Founders                   Growth Fund; 249.53 units                                     $                    $     4,312
           PBHG                       Growth Fund; 353.73 units                                                                8,981
           SSGA                       Money Market Fund; 31,143.07 units                                                      31,143
           Stein Roe                  Capital Opportunities Fund; 143.73 units                                                 4,289
           Strong                     Government Securities; 1,396.65                                                         15,014
           Vanguard                   Fixed Income Securities Long-Term Portfolio; 1,611.17                                   14,919
           Warburg Pincus             Emerging Growth Fund; 151.08 units                                                       5,706
                                                                                                                         -----------
                                                                                                                         $    84,364
                                                                                                                         ===========

                                                                     SCHEDULE II


                          SOLAR TURBINES INCORPORATED
                          ---------------------------

                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

              ITEM 27d - SCHEDULE OF REPORTABLE (5%) TRANSACTIONS
              ---------------------------------------------------

                     FOR THE YEAR ENDED DECEMBER 31, 1997
                     ------------------------------------


     (a)                        (b)                    (c)       (d)      (e)        (f)         (g)        (h)         (i)
                                                                                                          Current
                                                                                   Expense                 value
                                                                                  incurred              of asset on
 Identity of                                         Purchase  Selling   Lease      with        Cost    transaction  Net gain
party involved         Description of Assets          Price     Price   rental   transaction  of asset     date      or (loss)
--------------  -----------------------------------  --------  -------  -------  -----------  --------  -----------  ---------
SSGA            Money Market Fund:
                  Series of 25 purchases             $60,272   $        $          $           $60,272    $60,272     $
                  Series of 4 sales                            $30,124                                     30,124
Strong          Government Securities Fund:
                  Purchase                            15,000                                    15,000     15,000
Vanguard        Fixed Income Securities Fund - GNMA
                  Purchase                            15,034                                    15,034     15,034

                                                                       EXHIBIT C
                                                                       ---------


                      CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 2-97450, as amended, and No. 33-37353) of Caterpillar Inc. of our report dated May 15, 1998 related to the financial statements of the Savings and Investment Plan, which is included in this Annual Report on Form 11-K.




/s/ PRICE WATERHOUSE LLP

Peoria, Illinois
May 15, 1998

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 11-K



(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the Fiscal Year Ended November 30, 1997

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


Item 4.


The Consent of Independent Accountants is attached hereto as Exhibit C.

Caterpillar Inc.
Employees' Investment Plan
Financial Statements
And Additional Information
November 30, 1997 and 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



May 15, 1998

To the Participants, Investment
Plan Committee and Benefits Funds
Committee of the Caterpillar Inc.
Employees' Investment Plan


In our opinion, the accompanying statements of net assets available for plan benefits of the Caterpillar Inc. Employees' Investment Plan and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits at November 30, 1997 and 1996, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information schedules of assets held for investment purposes and of reportable (5%) transactions are presented for purposes of additional analysis and are not a required part of the basic financial statements but are additional information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 (ERISA). These additional information schedules are the responsibility of the Plan's management. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The additional information schedules and the Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The schedule of assets held for investment purposes that accompanies the Plan's financial statements does not disclose the historical cost of certain plan assets held by Plan custodian. Disclosure of this information is required by ERISA.




/s/ Price Waterhouse LLP

                                                                       Exhibit A

                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               NOVEMBER 30, 1997
                               -----------------
                              (Dollars in 000's)

                                                                        Fund  Information
                             -----------------------------------------------------------------------------------------------
                                      PART  1                                               PART  2
                             -------------------------  --------------------------------------------------------------------
                                                                                 Preferred Group of Mutual Funds
                              Caterpillar   Government   Caterpillar -------------------------------------------------------
                                Common     Short-term     Common      Stable
                                Stock      Investment      Stock     Principal  Short-term   Money
                                 Fund         Fund         Fund        Fund     Government  Market    Value    International
                             ------------  -----------  -----------  ---------  ----------  -------  --------  -------------
Investments, at fair value
 (Notes 2 and 4):
 Cash and cash equivalents      $    157   $            $            $          $           $        $         $
 Caterpillar Inc. common
  stock, 18,598,394
   shares                        891,561
 Collective trust fund                         13,078
 Registered investment
  companies
 Investment in Master
  Trust Net Assets                                          287,108     66,845      10,942   52,945   194,930      70,390
                                 -------      -------      --------    -------      ------   ------   -------      ------
           Total cash and
              investments        891,718       13,078       287,108     66,845      10,942   52,945   194,930      70,390

Employer and participant
 contributions
  receivable                       3,191           81
Dividends receivable                  11           59
Transfers payable to EIP II       (2,955)         (42)
Other payables                      (161)
                                --------      -------      --------    -------     -------  -------  --------    --------
    Total net assets            $891,804      $13,176      $287,108    $66,845     $10,942  $52,945  $194,930     $70,390
                                ========      =======      ========    =======     =======  =======  ========     =======

                                                         Fund  Information
                             -----------------------------------------------------------------------
                                                               PART  2
                             -----------------------------------------------------------------------
                                        Preferred Group of Mutual Funds
                              ------------------------------------------------
                                                                                             Self-
                                              Asset        Fixed      Small        Loan     Directed
                                Growth      Allocation    Income       Cap         Fund       Fund        Total
                             ------------  -----------  -----------  ---------  ----------  --------  -------------
Investments, at fair value
 (Notes 2 and 4):
 Cash and cash equivalents   $             $             $          $           $          $          $      157
 Caterpillar Inc. common
  stock, 18,598,394
   shares                                                                                                891,561
 Collective trust fund                                                                                    13,078
 Registered investment
  companies                                                                                 14,108        14,108
 Investment in Master
  Trust Net Assets             209,302      49,400        20,411     37,154      15,554                1,014,981
                              --------     -------       -------    -------     --------   -------     ---------
           Total cash and
              investments      209,302      49,400        20,411     37,154      15,554     14,108     1,933,885

Employer and participant
 contributions
  receivable                                                                                               3,272
Dividends receivable                                                                                          70
Transfers payable to EIP II                                                                               (2,997)
Other payables                                                                                              (161)
                              --------      -------      -------    -------     -------    -------     ---------
    Total net assets          $209,302      $49,400      $20,411    $37,154     $15,554    $14,108    $1,934,069
                              ========      =======      =======    =======     =======    =======    ==========

                      (See notes to financial statements)

                                                                       Exhibit A

                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                              (Dollars in 000's)



                                                                              Fund  Information
                             -------------------------------------------------------------------------------------------------------
                                      PART  1                                               PART  2
                             ------------------------   --------------------------------------------------------------------
                             Caterpillar   Government   Caterpillar             Preferred Group of Mutual Funds
                                                                     -------------------------------------------------------
                                Common     Short-term      Common    Stable
                                Stock      Investment      Stock    Principal  Short-term   Money
                                 Fund         Fund         Fund        Fund    Government   Market    Value    International
                                 ----         ----         ----        ----    ----------   ------    -----    -------------
Investments, at fair value
 (Notes 2 and 4):
 Cash and cash equivalents     $     35     $            $             $          $         $        $            $
 Caterpillar Inc. common
  stock, 19,309,962
   shares*                      763,950
 Collective trust fund                         12,649
 Registered investment
  companies
 Investment in Master
  Trust Net Assets                                        157,656       74,392     11,381    77,692   151,276      72,709
                               --------     ---------    --------      -------    -------   -------  --------     -------
      Total cash and
        investments             763,985        12,649     157,656       74,392     11,381    77,692   151,276      72,709
Employer and participant
 contributions receivable         4,805           107
Dividends receivable                 10            53
Transfers payable to EIP II      (3,876)          (28)
                               --------     ---------    --------      -------    -------   -------  --------     -------
      Total net
        assets                 $764,924       $12,781    $157,656      $74,392    $11,381   $77,692  $151,276     $72,709
                               ========     =========    ========      =======    =======   =======  ========     =======


                                                           Fund  Information
                             ---------------------------------------------------------------------------
                                                                PART  2
                             ---------------------------------------------------------------------------
                                                     Preferred Group of Mutual Funds
                             ---------------------------------------------------------------------------

                                                                                              Self-
                                             Asset        Fixed       Small        Loan      Directed
                                Growth     Allocation     Income       Cap         Fund        Fund       Total
                             ------------  -----------  -----------  ---------  ----------   --------     -----

Investments, at fair value
 (Notes 2 and 4):
 Cash and cash equivalents      $           $            $            $          $           $          $     35
 Caterpillar Inc. common
  stock, 19,309,962
   shares*                                                                                               763,950
 Collective trust fund                                                                                    12,649
   Registered investment
  companies
                                                                                               8,987       8,987
 Investment in Master
  Trust Net Assets                161,657     42,112       20,330       14,653     14,477                798,335
                                ---------   --------     --------     --------   --------    -------  ----------
    Total cash
      and investments             161,657     42,112       20,330       14,653     14,477      8,987   1,583,956
Employer and participant
 contributions
  receivable                                                                                               4,912
Dividends receivable                                                                                          63
Transfers payable to EIP II                                                                               (3,904)
                                ---------   --------     --------     --------   --------    -------  ----------
    Total net assets             $161,657   $ 42,112     $ 20,330     $ 14,653   $ 14,477    $ 8,987  $1,585,027
                                =========   ========     ========     ========   ========    =======  ==========


-------------------
* Number of shares reflected on a post-split basis, after effect of the 2 for 1 stock split, in July 1997.

                      (See notes to financial statements)

                                                                       Exhibit B

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED NOVEMBER 30, 1997
                      ------------------------------------
                               (Dollars in 000's)

                                                                         Fund  Information
                                      ----------------------------------------------------------------------------------------
                                                      PART  1                                      PART  2
                                      ----------------------------------------   ---------------------------------------------
                                                                                        Preferred Group of Mutual Funds
                                      Caterpillar     Government   Caterpillar   ---------------------------------------------
                                        Common        Short-Term      Common       Stable
                                         Stock        Investment      Stock      Principal   Short-term     Money
                                         Fund            Fund          Fund        Fund      Government    Market     Value
                                         ----            ----          ----        ----      ----------    ------     --------
Contributions:
 Participant (Note 1)                 $  49,157        $ 1,615       $  4,900     $  2,923    $   559     $  2,871    $ 10,628
 Employer (Notes 1 and 2)                28,517
                                         77,674          1,615          4,900        2,923        559        2,871      10,628
                                      ---------        -------       --------     --------    -------     --------    --------

Investment income:-
 Interest                                    95
 Dividends                               16,859
 Net appreciation
  in fair value of:
   Common stock                         160,222            686
   Collective trust fund
   Registered investment companies
Plan interest in net investment
  income of Master Trust (Note 4)                                      33,703        4,400        593        3,551      42,029
                                      ---------        -------       --------     --------    -------     --------    --------
     Net investment income              177,176            686         33,703        4,400        593        3,551      42,029
                                      ---------        -------       --------     --------    -------     --------    --------
Withdrawals                             (72,176)        (1,288)       (10,615)      (3,416)      (379)      (9,226)     (5,055)
Transfers from other plans, net                                           281          155         21          265         298
Interfund transfers, net                (55,794)          (618)       101,183      (11,609)    (1,233)     (22,208)     (4,246)
                                      ---------        -------       --------     --------    -------     --------    --------
     Withdrawals and transfers, net    (127,970)        (1,906)        90,849      (14,870)    (1,591)     (31,169)     (9,003)
                                      ---------        -------       --------     --------    -------     --------    --------
Increase (decrease) in net assets       126,880            395        129,452       (7,547)      (439)     (24,747)     43,654
Net assets:
  Beginning of year                     764,924         12,781        157,656       74,392     11,381       77,692     151,276
                                      ---------        -------       --------     --------    -------     --------    --------
 End of year                          $ 891,804        $13,176       $287,108     $ 66,845    $10,942     $ 52,945    $194,930
                                      =========        =======       ========     ========    =======     ========    ========

                                                                         Fund  Information
                                      ----------------------------------------------------------------------------------
                                                                           PART  2
                                      ---------------------------------------------------------------------------------
                                                   Preferred Group of Mutual Funds
                                      ----------------------------------------------------------
                                                                                                             Self-
                                                                     Asset       Fixed     Small     Loan   Directed
                                      International     Growth    Allocatiion   Income      Cap      Fund     Fund        Total
                                      -------------     ------    -----------   ------      ---      ----    ----         -----
Contributions:
 Participant (Note 1)                   $  6,336       $ 13,315     $ 3,464    $ 1,207   $ 2,221   $         $          $   99,196
 Employer (Notes 1 and 2)                                                                                                   28,517
                                        --------       --------     -------    -------   -------   -------   -------    ----------
                                           6,336         13,315       3,464      1,207     2,221                           127,713
                                        --------       --------     -------    -------   -------   -------   -------    ----------
Investment income:-
 Interest                                                                                                                       95
 Dividends                                                                                                                  16,859
 Net appreciation
  in fair value of:
   Common stock                                                                                                            160,222
   Collective trust fund                                                                                                       686
   Registered investment companies                                                                             1,108         1,108
Plan interest in net investment
  income of Master Trust (Note 4)          6,354         47,048       7,484      1,287     6,290     1,340                 154,079
                                        --------       --------     -------    -------   -------   -------   -------    ----------
     Net investment income                 6,354         47,048       7,484      1,287     6,290     1,340     1,108       333,049
                                        --------       --------     -------    -------   -------   -------   -------    ----------
Withdrawals                               (2,231)        (5,341)     (1,906)      (939)     (490)     (343)               (113,405)
Transfers from other plans, net              117            389          52         10         8        82         7         1,685
Interfund transfers, net                 (12,895)        (7,766)     (1,806)    (1,484)   14,472        (2)    4,006
                                        --------       --------     -------    -------   -------   -------   -------    ----------
     Withdrawals and transfers, net      (15,009)       (12,718)     (3,660)    (2,413)   13,990      (263)    4,013      (111,720)
                                        --------       --------     -------    -------   -------   -------   -------    ----------
Increase (decrease) in net assets         (2,319)        47,645       7,288         81    22,501     1,077     5,121       349,042

Net assets:
  Beginning of year                       72,709        161,517      42,112     20,330    14,653    14,477     8,987     1,585,027
                                        --------       --------     -------    -------   -------   -------   -------    ----------

 End of year                            $ 70,390       $209,302     $49,400    $20,411   $37,154   $15,554   $14,108    $1,934,069
                                        ========       ========     =======    =======   =======   =======   =======    ==========

                      (See notes to financial statements)

                                                                       Exhibit B


                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED NOVEMBER 30, 1996
                      ------------------------------------
                               (Dollars in 000's)


                                                                       Fund  Information
                             ------------------------------------------------------------------------------------------------------
                                      PART  1                                             PART 2
                             -----------------------   ----------------------------------------------------------------------------
                                                                                    Preferred Group of Mutual Funds
                             Caterpillar  Government   Caterpillar   --------------------------------------------------------------
                                Common    Short-Term      Common       Stable
                                Stock     Investment      Stock      Principal   Short-term     Money
                                 Fund        Fund          Fund         Fund     Government    Market       Value     International
                             -----------  ----------   -----------   ---------   ----------   ---------   ---------   -------------
Contributions:
 Participant (Note 1)        $  43,404    $    1,803   $     2,788   $   3,348   $      609   $   2,403   $   7,716   $       5,816
 Employer (Notes 1 and 2)       25,222
                             ---------    ----------    ----------   ---------   ----------   ---------   ---------   -------------
                                68,626         1,803         2,788       3,348          609       2,403       7,716           5,816
                             ---------    ----------    ----------   ---------   ----------   ---------   ---------   -------------

Investment income:-
 Interest                           84
 Dividends                      14,548
 Net appreciation
  (depreciation) in fair
   value of:
  Common stock                 175,389
  Collective trust fund                          645
  Registered investment
    companies
Plan interest in net
 investment income of
 Master Trust (Note 4)                                      41,040       3,849          544       2,978      30,918          10,214
                             ---------    ----------    ----------   ---------   ----------   ---------   ---------   -------------

     Net investment income     190,021           645        41,040       3,849          544       2,978      30,918          10,214
                             ---------    ----------    ----------   ---------   ----------   ---------   ---------   -------------

Withdrawals                    (66,096)       (1,264)       (6,181)     (4,982)      (1,064)    (11,717)     (3,685)         (1,724)
Transfers from other
 plans, net                                                     68         106            6          96          72              52
Interfund transfers, net       (47,834)         (563)      (25,357)      6,746        1,665      30,382      11,279           3,038
                             ---------    ----------    ----------   ---------   ----------   ---------   ---------   -------------

     Withdrawals and
      transfers, net          (113,930)       (1,827)      (31,470)      1,870          607      18,761       7,666           1,366
                             ---------    ----------    ----------   ---------   ----------   ---------   ---------   -------------

Increase in net assets         144,717           621        12,358       9,067        1,760      24,142      46,300          17,396

Net assets:
 Beginning of year             620,207        12,160       145,298      65,325        9,621      53,550     104,976          55,313
                             ---------    ----------    ----------   ---------   ----------   ---------   ---------   -------------

 End of year                 $ 764,924    $   12,781    $  157,656   $  74,392   $   11,381   $  77,692   $ 151,276   $      72,709
                             =========    ==========    ==========   =========   ==========   =========   =========   =============



                                                   -------------------------------------------------------------------------------
                                                               Preferred Group of Mutual Funds
                                                   -------------------------------------------------------
                                                                                                              Self-
                                                                 Asset       Fixed      Small       Loan     Directed
                                                    Growth     Allocation    Income      Cap        Fund       Fund        Total
                                                   --------   -----------   --------   --------   --------   --------   ----------
Contributions:
 Participant (Note 1)                              $ 11,975   $     2,861   $  1,321   $    853   $          $          $   84,897
 Employer (Notes 1 and 2)                                                                                                   25,222
                                                   --------   -----------   --------   --------   --------   --------   ----------
                                                     11,975         2,861      1,321        853                            110,119
                                                   --------   -----------   --------   --------   --------   --------   ----------

Investment income:-
  Interest                                                                                                                      84
  Dividends                                                                                                                 14,548
  Net appreciation (depreciation) in fair
    value of
   Common Stock                                                                                                            175,389
   Collective trust fund                                                                                                       645
   Registered investment companies                                                                                494          494
Plan interest in net investment income of
 Master Trust (Note 4)                               24,634         6,327        896      1,506      1,133                 124,039
                                                   --------   -----------   --------   --------   --------   --------   ----------

      Net investment income                          24,634         6,327        896      1,506      1,133        494      315,199
                                                   --------   -----------   --------   --------   --------   --------   ----------

Withdrawals                                          (3,934)       (1,368)    (1,365)      (231)      (222)               (103,833)
Transfers from other plans, net                         122            28         23                    36                     609
Interfund transfers, net                             (6,657)        5,167        (25)    12,525      1,141      8,493
                                                   --------   -----------   --------   --------   --------   --------   ----------

      Withdrawals and transfers, net                (10,469)        3,827     (1,367)    12,294        955      8,493     (103,224)
                                                   --------   -----------   --------   --------   --------   --------   ----------

                                                     26,140        13,015        850     14,653      2,088      8,987      322,094

Net assets:
 Beginning of year                                  135,517        29,097     19,480                12,389               1,262,933
                                                   --------   -----------   --------   --------   --------   --------   ----------

 End of year                                       $161,657   $    42,112   $ 20,330   $ 14,653   $ 14,477   $  8,987   $1,585,027
                                                   ========   ===========   ========   ========   ========   ========   ==========

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


Part 2 -

Participant contributions are made through a pretax compensation deferral as elected by the participants and are contributed to the Plan by the employer. During 1997, the compensation deferral was limited to (a) the greater of $5,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1997) for participants earning in excess of $75,000 or (b) $9,500 for participants earning less than $75,000.

During 1996, the compensation deferral was limited to (a) the greater of $4,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1996) for participants earning in excess of $70,000 or (b) $9,500 for participants earning less than $70,000.


Investment programs
-------------------

  Part 1 -

Employer contributions are invested entirely in Caterpillar Inc. common stock. Participants may elect to have their contributions invested as follows: (1) 100% in Caterpillar Inc. common stock or (2) 50% in Caterpillar Inc. common stock and 50% in a Collective Government Short-Term Investment Fund. The Collective Government Short-Term Investment Fund is managed by The Northern Trust Company.


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


Vesting and distribution provisions
-----------------------------------

  Part 1 -

Participants are fully vested at all times in Caterpillar Inc. common stock or units of the Collective Government Short - Term Investment Fund purchased with participant contributions.

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


NOTE 2 - SUMMARY OF SIGNIFICANT
-------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting
-------------------

The Plan's accounts are maintained on the accrual basis of accounting.


Investments
-----------

The Plan's investments are stated at fair value. The Caterpillar Inc. common stock is valued at quoted market prices. The fair value of the Plan's investment in the Collective Government Short-Term Investment Fund and the 401(k) Master Trust (Note 4) is based upon the beginning of the year value of the Plan's investment plus actual contributions, transfers and allocated investment income less actual withdrawals. Shares of registered investment companies included in the self-directed fund option are valued at quoted market prices which represent the net asset value of shares held by the Plan at year end. Income from investments is recorded as earned.

Contributions
-------------

Contributions to the Caterpillar Common Stock Fund under Part 1 of the Plan are made directly to the trust and shares are immediately purchased by the trust on the open market.


Administrative expenses
-----------------------

Administrative costs, including trustee fees and certain investment costs, are paid by the Company.


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


NOTE 3 - UNIT VALUES:
--------------------

Part 2 of the Plan assigns units to participants directing investments to any of the Preferred Group of Mutual Funds and the Caterpillar Common Stock Fund. The unit values assigned by the Plan reflect the current values of the individual funds. Total units held (in thousands) by the Plan and their respective unit values at each month end as follows:

                                        Units     Unit Value
                                        -----     ----------
                           1996
                           ----
                         December       6,087       26.70

                           1997
                           ----
                         January        6,453       27.49
                         February       6,107       27.72
                         March          4,007       28.36
                         April          5,889       31.32
                         May            6,074       34.20
                         June           6,742       37.40
                         July           7,167       38.94
                         August         7,416       40.22
                         September      7,792       37.49
                         October        7,864       35.73
                         November       8,545       33.60

NOTE 4 - MASTER TRUST:
---------------------

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

CIML manages the Preferred Small Cap Fund. CIML also managed the Preferred Short-Term Government Fund through October 1997. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the November 30, 1997 and 1996 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At November 30, 1997 and 1996, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:


                                            1997    1996
                                           ------  ------

   Caterpillar Inc. Common Stock Fund      86.21%  86.41%
   Preferred Stable Principal Fund         70.30%  70.95%
   Preferred Short-Term Government Fund    76.72%  76.97%
   Preferred Money Market Fund             84.60%  85.58%
   Preferred Value Fund                    81.69%  81.47%
   Preferred International Fund            85.06%  81.37%
   Preferred Growth Fund                   81.34%  85.44%
   Preferred Asset Allocation Fund         86.07%  86.84%
   Preferred Fixed Income Fund             87.45%  88.10%
   Preferred Small Cap Fund                87.18%  86.35%
   Loan Fund                               69.30%  71.93%

Investment valuation
--------------------

The Master Trust's investments are stated at fair value. Common stock and cash and cash equivalents are valued at quoted market prices. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Master Trust at year end. Participant loans are valued at cost which approximates fair value.

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 11 through 14 for analyses of the net assets and changes in net assets of the Master Trust as of November 30, 1997 and 1996.

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------

                               NOVEMBER 30, 1997
                               -----------------
                               (Dollars in 000's)

                                                                          Preferred Group of Mutual Funds
                                              Caterpillar    -----------------------------------------------------------
                                                Common        Stable
                                                 Stock       Principal    Short-term     Money
                                                 Fund          Fund       Government     Market     Value    International   Growth
                                              -----------    ---------    ----------     ------    --------  -------------  --------
Investments, at fair value:
  Cash and cash equivalents                      $ 14,588      $            $            $         $           $            $
  Common stock                                    314,360
  Registered investment companies                               94,548       14,174       62,201    237,185     82,017       255,414
  Participant loans
                                                 --------      -------      -------      -------   --------    -------      --------
        Total investments                         328,948       94,548       14,174       62,201    327,185     82,017       255,414
Dividend and interest receivable                       99
Transfers receivable from EIP 1                     2,955                                     42
Contributions receivable                              960          399           76          311      1,261        664         1,610
Other receivable/(payable), net                        88          136           11           32        174         73           293
                                                 --------      -------      -------      -------   --------    -------      --------
        Net assets                               $333,050      $95,083      $14,261      $62,586   $238,620    $82,754      $257,317
                                                 ========      =======      =======      =======   ========    =======      ========

                                                                           Preferred Group of Mutual Funds
                                                                           --------------------------------
                                                                             Asset       Fixed      Small      Loan
                                                                           Allocation    Income      Cap       Fund        Total
                                                                           ----------    -------   --------   --------    ----------
Investments, at fair value:
  Cash and cash equivalents                                                 $            $          $          $          $   14,588
  Common stock                                                                                                               314,360
  Registered investment companies                                             56,985      23,173     42,188                  867,885
  Participant loans                                                                                              23,198       23,198
                                                                             -------     -------    -------    --------   ----------
        Total investments                                                     56,985      23,173     42,188      23,198    1,290,031
Dividend and interest receivable                                                                                                  99
Transfers receivable from EIP 1                                                                                                2,997
Contributions receivable                                                         397         143        360                    6,181
Other receivable/(payable), net                                                   21          24         74        (751)         175
                                                                             -------     -------    -------     -------   ----------
        Net assets                                                           $57,403     $23,340    $42,622     $22,447   $1,229,483
                                                                             =======     =======    =======     =======   ==========

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------

                               NOVEMBER 30, 1996
                               -----------------
                              (Dollars in 000's)


                                                                              Preferred Group of Mutual Funds
                                                                ------------------------------------------------------------
                                                Caterpillar
                                                  Common         Stable
                                                   Stock        Principal    Short-term    Money
                                                   Fund           Fund       Government    Market     Value    International
                                                   ----           ----       ----------    ------     -----    -------------
Investments, at fair value:
  Cash and cash equivalents                      $ 10,453       $            $             $          $             $
  Common stock                                    167,535
Registered investment companies                                  104,333         14,706     90,561     184,668       84,269
Participant loans
                                                 --------       --------     ----------    -------    --------      -------
     Total investments                            177,988        104,333         14,706     90,561     184,668       84,269

Dividend and interest receivable                       28
Transfers receivable from EIP 1                     3,876                                       28
Contributions receivable                              453            436             69        445         870          592
Other receivable/(payable), net                       103             89             10       (256)        149          239
                                                 --------       --------        -------    --------   --------      -------
     Net assets                                  $182,448       $104,858        $14,785    $90,778    $185,687      $85,100
                                                 ========       ========        =======    =======    ========      =======


                                                             Preferred Group of Mutual Funds
                                           --------------------------------------------------------------------
                                                             Asset     Fixed      Small      Loan
                                           Growth          Allocation  Income      Cap       Fund       Total
                                           ------          ----------  ------      ---       ----       -----
Investments, at fair value:
  Cash and cash equivalents                $               $           $           $         $         $ 10,453
  Common stock                                                                                          167,535
  Registered investment companies           197,146         48,053      22,954      16,772              763,462
  Participant loans                                                                           20,797     20,797
                                           --------        -------     -------     -------   -------   --------
     Total investments                      197,146         48,053      22,954      16,772    20,797    962,247

Dividend and interest receivable                                                                             28
Transfers receivable from EIP 1                                                                           3,904
Contributions receivable                      1,260            297         132         127                4,681
Other receivable/(payable), net                 261            146         (10)         72      (670)       133
                                           --------        -------     -------     -------   -------   --------
Net assets                                 $198,667        $48,496     $23,076     $16,971   $20,127   $970,993
                                           ========        =======     =======     =======   =======   ========

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

            NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
            --------------------------------------------------------
                      FOR THE YEAR ENDED NOVEMBER 30, 1997
                      ------------------------------------
                               (Dollars in 000's)

                                                                                Preferred Group of Mutual Funds
                                                                     -------------------------------------------------------------
                                                      Caterpillar
                                                        Common        Stable
                                                         Stock       Principal    Short-term     Money
                                                         Fund          Fund       Government     Market      Value   International
                                                         ----          ----       ----------     ------      -----   -------------
Investment income:-
 Interest                                             $    796       $              $         $            $           $
 Dividends                                               4,744
 Net appreciation in fair value of:
  Common  stock                                         33,272
  Registered investment companies                                       6,227           774      4,122       51,374        7,320
                                                      --------       --------       -------   --------     --------    ---------
     Net investment income                              38,812          6,227           774      4,122       51,374        7,320
                                                      --------       --------       -------   --------     --------    ---------
Contributions to all plans                               8,777          5,437           892      4,416       14,289        8,290
                                                      --------       --------       -------   --------     --------    ---------
Withdrawals from all plans                             (11,838)        (5,438)         (537)   (10,417)      (6,904)      (2,552)
                                                      --------       --------       -------   --------     --------    ---------
Transfers from EIP 1                                    55,793                                     618
                                                      --------       --------       -------   --------     --------    ---------
Interfund transfers, net                                59,058        (16,001)       (1,653)   (26,931)      (5,826)     (15,404)
                                                      --------       --------       -------   --------     --------    ---------
Increase (decrease) in net assets                      150,602         (9,775)         (524)   (28,192)      52,933       (2,346)

Net assets:
  Beginning of year                                    182,448        104,858        14,785     90,778      185,687       85,100
                                                      --------       --------       -------   --------     --------    ---------

  End of year                                         $333,050       $ 95,083       $14,261   $ 62,586     $238,620     $ 82,754
                                                      ========       ========       =======   ========     ========    =========


                                                                Preferred Group of Mutual Funds
                                                         --------------------------------------------
                                                                        Asset        Fixed      Small       Loan
                                                         Growth      Allocation      Income      Cap        Fund          Total
                                                         ------      ----------      ------      ---        ----          -----
Investment income:-
 Interest                                             $               $            $           $            $ 1,851    $   2,647
 Dividends                                                                                                                 4,744
 Net appreciation in fair value of:
  Common  stock                                                                                                           33,272
  Registered investment companies                       57,870          8,647        1,481       7,239                   145,054
                                                      --------        -------      -------     -------      -------   ----------
     Net investment income                              57,870          8,647        1,481       7,239                   185,717
                                                      --------        -------      -------     -------      -------   ----------
Contributions to all plans                              18,060          4,665        1,741       2,951                    69,518
                                                      --------        -------      -------     -------      -------   ----------
Withdrawals from all plans                              (6,939)        (2,099)      (1,036)       (560)        (530)     (48,850)
                                                      --------        -------      -------     -------      -------   ----------
Transfers from EIP 1                                                                                                      56,411
                                                      --------        -------      -------     -------      -------   ----------
Interfund transfers, net                               (10,341)        (2,306)      (1,922)     16,021          999       (4,306)
                                                      --------        -------      -------     -------      -------   ----------
Increase (decrease) in net assets                       58,650          8,907          264      25,651        2,320      258,490

Net assets:
  Beginning of year                                    198,667         48,496       23,076      16,971       20,127      970,993
                                                      --------        -------      -------     -------      -------   ----------

  End of year                                         $257,317        $57,403      $23,340     $42,622      $22,447   $1,229,483
                                                      ========        =======      =======     =======      =======   ==========


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



                                           Caterpillar
                                             Common      Stable
                                              Stock     Principal Short-term    Money
                                              Fund        Fund    Government    Market    Value  International
                                           -----------  --------- ----------    ------    -----  -------------
Investment income:-
 Interest                                    $   347     $         $          $          $          $
 Dividends                                     3,633
 Net appreciation in fair value of:
   Common stock                               43,310
   Registered investment companies                         5,528       723       3,508     38,004    11,951
                                            --------    --------   -------     -------   --------   -------
        Net investment income                 47,290       5,528       723       3,508     38,004    11,951
                                            --------    --------   -------     -------   --------   -------
Contributions to all plans                     5,017       6,060       969       3,720     10,170     7,538
                                            --------    --------   -------     -------   --------   -------
Withdrawals from all plans                    (7,456)     (7,311)   (1,202)    (12,391)    (4,908)   (2,015)
                                            --------    --------   -------     -------   --------   -------
Transfers from EIP 1                          47,834                               563
                                            --------    --------   -------     -------   --------   -------
Interfund transfers, net                     (77,121)      4,923     1,474      32,054     12,733     2,377
                                            --------    --------   -------     -------   --------   -------
Increase in net assets                        15,564       9,200     1,964      27,454     55,999    19,851

Net assets:
 Beginning of year                           166,884      95,658    12,821      63,324    129,688    65,249
                                            --------    --------   -------     -------   --------   -------
 End of year                                $182,448    $104,858   $14,785     $90,778   $185,687   $85,100
                                            ========    ========   =======     =======   ========   =======

                                                       Asset    Fixed     Small    Loan
                                             Growth  Allocation Income     Cap     Fund     Total
                                             ------  ---------- ------    -----    ----     -----
Investment income:-
 Interest                                   $         $        $        $        $         $
 Dividends
 Net appreciation in fair value of:
   Common stock
   Registered investment companies            30,129    7,308    1,021    1,707              99,879
                                            --------  -------  -------  -------  -------   --------
        Net investment income                 30,129    7,308    1,021    1,707    1,489    148,658
                                            --------  -------  -------  -------  -------   --------

Contributions to all plans                    15,965    3,759    1,864    1,157              56,219
                                            --------  -------  -------  -------  -------   --------
Withdrawals from all plans                    (5,228)  (1,702)  (1,481)    (240)    (431)   (44,365)
                                            --------  -------  -------  -------  -------   --------
Transfers from EIP 1                                                                         48,397
                                            --------  -------  -------  -------  -------   --------
Interfund transfers, net                      (8,267)   5,610     (607)  14,347    3,314     (9,163)
                                            --------  -------  -------  -------  -------   --------
Increase in net assets                        32,599   14,975      797   16,971    4,372    199,746

Net assets:
 Beginning of year                           166,068   33,521   22,279            15,755    771,247
                                            --------  -------  -------  -------  -------   --------
 End of year                                $198,667  $48,496  $23,076  $16,971  $20,127   $970,993
                                            ========  =======  =======  =======  =======   ========

                            ADDITIONAL  INFORMATION
                            -----------------------

                                                                      SCHEDULE 1
                                                                      ----------


                               CATERPILLAR INC,
                                ---------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------
          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1997
                               -----------------

(a)            (b)                              (c)                                              (d)                 (e)



          Identity of issue,            Description of investment including
          borrower, lessor              maturity date, rate of interest,                                           Current
          or similar party              collateral, per or maturity value                      Cost                 value
          ----------------              -----------------------------------                    ----                -------
*         Caterpillar Inc.            Common stock; 18,598,384 shares                      $ 413,234,658         $   891,560,512
                                                                                           =============         ===============

*         Northern Trust              Collective Government Short-Term Investment Fund     $  13,077,699         $    13,077,699
                                                                                           =============         ===============

*         Caterpillar                 401(k) Master Trust                                  $ 655,686,455         $ 1,014,981,000
                                                                                           =============         ===============

          Alger                       Growth Class B; 7,827.51 units                       $                     $        91,504
          American                    Century Benham Target 2005; 1,198.60 units                                          79,707
                                      Century Benham Target 2020; 377.08 units                                            11,305
                                      Century Value; 4,979.83 units                                                       39,839
                                      Century Global Gold; 9,347.46 units                                                 57,674
                                      Century 20th Century Ultra; 434.49 units                                            14,838
                                      Heritage Fund; 4,464.29 units                                                        4,062
          Ariel                       Growth Class A; 133.19 units                                                         5,541
          Artisan                     International; 5,804.42 units                                                       79,579
          Babson                      Value Fund; 2,981.46 units                                                         142,156
          Baron                       Asset Fund; 7,052.40 units                                                         328,219
                                      Growth and Income Fund; 1,300.35 units                                              31,547
                                      Small Cap Fund; 460.61 units                                                         4,551
          Berger                      Small Cap Value Retail; 434.53 units                                                 9,586
                                      Small Company Growth Fund; 658.21 units                                              3,166
                                      New Generation Fund; 93.54 units                                                     1,247
          Brinson                     Brandywine Blue; 3,256.28 units                                                     92,055
                                      Brandywine Fund; 1,147.85 units                                                     38,028
          Bull & Bear                 Gold Investment Limited; 1,550.76 units                                              7,304
          Clipper                     Clipper Fund; 99 units                                                               8,628
          Cohen & Steers              Realty Shares: 5,404.28 units                                                      277,239
          Colonial                    Newport Tiger Fund Class A; 35.03 units                                                321
          Crabbe                      Huson Special; 205.88 units                                                          3,306
          Dodge & Co.                 Balance; 814.82 units                                                               56,833
                                      Stock; 37.94 units                                                                   3,783
          Dreyfus                     Premier Worldwide Growth; 366.03 units                                               9,191
                                      Aggressive Growth Fund; 597.09 units                                                10,318
                                      Aggressive Value Fund; 1,384.52 units                                               35,208
                                      Midcap Value Fund; 1,389.53 units                                                   30,014
                                      Small Company Fund; 1,908.82 units                                                  41,479
                                      Large Company Fund; 923.52 units                                                    19,911
                                      New Leaders Fund; 378.55 units                                                      17,852
          Focus Trust                 Investment Fund; 516.98 units                                                        8,137
          Founders                    Blue Chip Fund; 9,350.55 units                                                      79,573
                                      Growth Fund; 590.91 units                                                           11,653
                                      Passport Fund; 1,504.16 units                                                       21,540
                                      Worldwide Fund; 1,386.28 units                                                      33,007
                                      Growth Class; 94.70 units                                                            2,268

                                  (Continued)

                                                                     SCHEDULE  I
                                                                     -----------
                               CATERPILLAR INC.
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               NOVEMBER 30, 1997
                               -----------------

(a)                 (b)                                            (c)                                     (d)                 (e)
             Identity of issue,                   Description of investment, including
              borrower, lessor                      maturity date, rate of interest,                                         Current
              or similar party                      collateral, par or maturity value                      Cost               Value
              ----------------                      ---------------------------------                      ----              -------
           Franklin                     Strategic Global Healthcare Fund; 49.95 units                $                 $      1,001
           Fremont                      Micro Capital; 156.53 units                                                           3,476
           GT Global                    High Income; 970.25 units                                                            15,291
           GAM                          International Fund; 355.29 units                                                      9,916
           Govett                       Smaller Company Fund; 57.62 units                                                     1,172
           Guinness                     Flight China Fund; 2,717.16 units                                                    37,388
                                        Asia Small Cap; 1,466.89 units                                                       15,065
           John Hancock                 Special Equity B Fund; 571.43 units                                                  14,063
           Harbor                       Bond Fund; 7,802.59 units                                                            90,666
                                        International Growth Fund; 794.72 units                                              12,890
           Harris Associates            Oakmark Fund; 7,727.32 units                                                        301,906
                                        Oakmark International; 711.82 units                                                   9,218
                                        Oakmark Small Cap; 3,714.39 units                                                    69,570
                                        Oakmark Select; 3,034.62 units                                                       49,495
           Heartland Group              Group Mid Cap; 394.63 units                                                           5,087
                                        Small Cap Fund; 3,512.45 units                                                       55,251
                                        Value Plus; 1,680.54 units                                                           28,838
           Hotchkis & Wiley             International Fund; 6,703.32 units                                                  156,992
           IAI Investments              Bond; 1,642.94 units                                                                 15,591
                                        Capital Appreciation Fund; 1,059.41 units                                            18,402
           Invesco                      Strategic Gold Fund; 8,492.05 units                                                  20,041
                                        Strategic Financial; 258.77 units                                                     7,807
                                        Strategic Port Utilities; 412.88 units                                                5,458
           Janus                        Janus Fund; 1,032.40 units                                                           30,549
                                        Growth and Income Fund; 4,417.37 units                                              111,230
                                        Worldwide Fund; 13,735.33 units                                                     549,413
                                        Twenty Fund; 1,413.67 units                                                          49,931
                                        Flexible Income Fund; 2,327.33 units                                                 23,297
                                        Special Situations; 2,759.03 units                                                   38,268
                                        Olympus Fund; 5,536.63 units                                                        100,379
                                        High Yield Bond; 1,331.35 units                                                      16,054
                                        Enterprise Fund; 322.08 units                                                        10,129
                                        Overseas Fund; 16,226.12 units                                                      287,202
                                        Mercury Fund; 742.34 units                                                           13,822
                                        Balanced Fund; 517.72 units                                                           8,656
           Japan Fund VII               Investment Fund; 185.30 units                                                         1,388
           Kaufmann                     Income Fund; 16,346.44 units                                                        104,127
           Lexington                    Troika Dialog Russia Income; 193.28 units                                             3,342
                                        Worldwide Emerging Markets; 614.91 units                                              6,315
           Lindner Bulwark              Bulwark; 838.42 units                                                                 5,140
                                        Utilities; 1,365.15 units                                                            22,211
           Long Loaf                    Small Caps; 383.54 units                                                              8,691
           Loomis Sayles                Bond Fund; 990.88 units                                                              13,080
                                        Inut Grade Bond Retail; 1,731.36 units                                               18,941
           MAS                          Value Fund; 1,322.97 units                                                           26,010

                                  (Continued)

                                                                      SCHEDULE I
                                                                      ----------
                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1997
                               -----------------

(a)                 (b)                                        (c)                                         (d)             (e)
            Identity of issue,               Description of investment, including
              borrower, lessor                   maturity date, rate of interest,                                        Current
              or similar party                  collateral, par or maturity value                         Cost            value
              ----------------                  ---------------------------------                         ----            -----
        Managers                         International Equity Fund; 195.95 units                        $               $    9,365
        Montgomery                       Emerging Markets Fund Class R; 3,129.36 units                                      40,463
                                         Latin America; 385.54 units                                                         4,098
                                         Emerging Asia Fund Class R; 827.32 units                                            8,910
                                         Global Communication Fund; 124.49 units                                             2,374
                                         Small Capital Opportunities Fund; 1,952.27 units                                   37,093
                                         Select 50; 28.49 Units                                                             59,231
                                         Growth Fund; 11,726.17 units                                                      297,610
        Mutual Series                    Shares Fund Class Z; 519.94 units                                                  11,834
                                         Qualified Income Fund; 7,897.07 units                                             154,625
                                         Beacon Fund; 4,181.32 units                                                        64,476
                                         Discovery Fund; 8,846.24 units                                                    180,286
                                         European Fund; 701.12 units                                                         9,535
                                         Genesis Trust; 3,757.59 units                                                      83,456
        Neuberger and Berman             Guardian Trust Fund; 2,030.40 units                                                37,938
                                         Focus Trust Select; 100.62 units                                                    2,098
        Northeast Investors              CTFS Beneficial Fund; 12,695.36 units                                             147,139
        Oberweis                         Emerging Growth Fund; 760.24 units                                                 20,374
        Oppenheimer                      Strategic Income Fund Class C; 4,131.36 units                                      20,161
        Papp                             American Abroad, Inc.; 3,667.23 units                                              95,788
        Payden & Rygal                   Growth and Income Class A; 4,078.32 units                                          54,119
        PBHG                             Growth Fund; 19,900.52 units                                                      505,473
                                         Large Capital Growth Fund; 1,367.59 units                                          25,642
                                         Emerging Growth Fund; 6,250.85 units                                              146,645
                                         Select Equity Fund; 6,247.82 units                                                124,394
                                         Technology and Communications Fund; 3,319.83 units                                 62,313
                                         Small Cap Value; 2,767.29 units                                                    39,295
                                         Mid Cap Value; 2,791.54 units                                                      38,719
                                         Large Cap Value; 976.04 units                                                      12,093
                                         Large CAp 20; 1,062.40 units                                                       13,259
                                         Core Growth Fund; 3,155.57 units                                                   37,583
        PIMCO                            Long-Term U.S. Government; 1,912.07 units                                          20,039
        Perkins                          Opportunity Fund; 21.26 units                                                         290
        Putnam                           OTC Emerging Growth Fund; 104.31 units                                              1,650
        Robertson Stephens               Value Fund; 6,343.25 units                                                        151,477
                                         Contrarian Fund; 2,181.60 units                                                    26,572
                                         Diversified Growth; 1,982.28 units                                                 26,404
                                         Microcap Growth; 3,236.42 units                                                    47,025
                                         Growth and Income Fund; 324.15 units                                                4,279
                                         Global Natural Resources Fund; 333.73 units                                         4,082
        T Rowe Price                     Dividend Growth Fund; 528.64 units                                                 10,710
                                         Equity Income Fund; 2,787.79 units                                                 75,911
                                         Cap Appreciation; 421.64 units                                                      6,962
                                         Blue Chip Fund; 634.93 units                                                       15,086
                                         Growth & Income; 840.34 units                                                      22,555

                                  (Continued)

                                                                      SCHEDULE I
                                                                      ----------


                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1997
                               -----------------


(a)          (b)                                 (c)                              (d)            (e)
      Identity of issue,         Description of investment, including
       borrower, lessor            maturity date, rate of interest,                             Current
       or similar party            collateral, par or maturity value              Cost           Value
      ------------------         ------------------------------------             ----           -----
                            Mid Capital Growth Fund; 634.93 units              $                $17,849
                            New Era Fund; 2,713.98 units                                         78,081
                            New Horizon Fund; 809.71 units                                       19,182
                            International Stock Fund; 1,838.57 units                             25,924
                            European Fund; 2,859.31 units                                        57,701
                            International New Asia Fund; 546.45 units                             3,202
                            Science & Technology Fund; 1,769.76 units                            55,942
                            Spectrum Growth Fund; 190.40 units                                    3,319
                            Spectrum Income Fund; 3,053.72 units                                 35,759
                            Health Sciences; 534.76 units                                         7,749
     Rydex                  Ursa Fund; 4,095.80 units                                            23,059
                            Juno Fund; 1,346.95 units                                            11,813
                            Nova Fund; 4,470.88 units                                           109,268
     Safeco                 Equity Income Fund; 6,600.18 units                                  132,532
                            Growth Fund; 308.26 units                                             7,700
     Scudder                Mutual Income Gold; 1,031.02 units                                    7,661
                            Latin America; 141.66 units                                           3,728
                            Growth & Income; 560.20 units                                        16,229
     Seligman               Communication Fund; 72.70 units                                       1,763
     SSGA                   Money Market Fund; 1,958,386.71 units                             1,958,387
                            S&P 500 Index Fund; 5,623.68 units                                  109,099
                            Small Cap Fund; 5,075.68 units                                      110,041
                            Emerging Market Fund; 1,701.61 units                                 16,438
     SoGen                  International Fund; 1,263.99 units                                   35,821
     Sound Share            Fund Income; 340.25 units                                             9,813
     Stein Roe              Income Fund; 1,540.04 units                                          15,400
                            Young Investor Fund; 1,771.38 units                                  40,104
                            Capital Opportunities Fund; 5,295.60 units                          149,336
                            Growth & Income; 1,155.17 units                                      26,534
                            Trust Special Venture; 1,152.96                                      19,058
     Strong                 Corporate Bond Fund; 644.27 units                                    84,928
                            Growth Fund; 6,040.44 units                                         129,749
                            Schafer Value Fund; 690.21 units                                     45,084
                            Growth & Income; 1,552.08 units                                      25,842
                            International Bond Fund; 1,764.99 units                              19,962
                            Income High Yield, 3,610.12 units                                    43,466
                            Opportunity Fund; 862.73 units                                       36,295
     Templeton              Developing Markets Class I Fund; 287.85 units                         4,030
                            Developing Markets Class II Fund; 2,980.71 units                     41,104
                            World Fund Class I; 1,144.91 units                                   19,463
                            Foreign Fund; 1,306.07 units                                         13,296
                            Foreign Class II Fund; 1,988.81 units                                20,007
                            Growth Class I Fund; 2,792.26 units                                  55,287
     Third Avenue           Value Fund; 2,331.79 units                                           73,964
     Torray                 Fund; 553.81 units                                                   18,337

                                  (Continued)

                                                                     SCHEDULE I
                                                                     ----------


                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1997
                               -----------------


(a)          (b)                                 (c)                              (d)             (e)
      Identity of issue,         Description of investment, including
       borrower, lessor            maturity date, rate of interest,                             Current
       or similar party            collateral, par or maturity value              Cost           Value
      ------------------         ------------------------------------             ----           -----
     Tip                    Small Capital Fund; 164.75 units                   $                $  3,997
     Oak                    Value Fund; 571.41 units                                              12,497
     Tweedy Browne          Global Value Fund; 10,745.37 units                                   186,969
                            American Value Fund; 2,865.03 units                                   59,822
     United Services        U.S. World Gold Fund; 3,922.21 units                                  41,968
                            Bonnel Growth; 782.82 units                                           12,674
                            Global Resources; 678.43 units                                         4,925
                            Real Estate; 349.16 units                                              5,541
                            Gold Shares Fund; 100,890.73 units                                    57,508
     Value Line             Aggressive Income; 1,861.04 units                                     15,782
     Van Wagoner            Micro-Cap Fund; 212.24 units                                           2,369
                            Emerging Growth Fund; 10,311.44 units                                114,560
                            Mid-Cap Fund; 496.80 units                                             5,773
                            Income Post Venture; 77.89 units                                         783
     Vanguard               Bond Index Total Bond Market Fund; 3,121.39 units                     31,339
                            Windsor II Portfolio; 2,211.72 units                                  67,391
                            Index Trust Fund; 5,558.02 units                                     498,110
                            Value Index Fund; 1,761.08 units                                      36,965
                            Growth Index Fund; 4,035.03 units                                     91,192
                            Stock Market; 5,406.28 units                                         122,398
                            International Growth; 2,301.46 units                                  39,194
                            Prime Cap; 1,687.72 units                                             69,821
                            Asset Allocation; 474.80 units                                        10,555
                            Fixed Income; 2,170.39 units                                          20,033
                            GNMA Fixed; 2,565.82 units                                            26,659
     Vontobel               Eastern European Equity; 1,665.28 units                               24,247
     Warburg Pincus         Capital Appreciation Fund; 1,229.53 units                             26,632
                            Emerging Growth Fund; 553.54 units                                    21,820
                            International Equity Fund; 2,695.55 units                             54,235
                            Emerging Markets Fund; 722.22 units                                    7,381
                            Post-Venture Capital Fund - Common Shares; 264.07 units                4,648
                            Small Company Value Fund - Common Shares; 1,731.96
                             units                                                                31,730
     Wasatch                Mid-Cap Fund; 246.94 units                                             5,006
     White Oak              Growth Stock; 32.91 units                                                973
     Wright                 International Blue Chip; 947.74 units                                 15,297
                            Equifund Netherlands Fund; 641.07 units                                6,577
     Yacktran               Income Fund; 1,281.58 units                                           19,698
     Fidelity               Worldwide Fund; 135.80 units                                           2,299
                            Diversified International Fund; 3,342.84 units                        54,923
                            Latin America; 274.97 units                                            4,554
                            Asset Manager Income; 3,658.99 units                                  45,445
                            Spartan Market Index Fund; 325.48 units                               22,204
                            Capital & Income Fund; 1,735.72 units                                 17,166

                                  (Continued)

                                                                     SCHEDULE I
                                                                     ----------


                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1997
                               -----------------

(a)          (b)                                 (c)                              (d)             (e)
      Identity of issue,         Description of investment, including
       borrower, lessor            maturity date, rate of interest,                             Current
       or similar party            collateral, par or maturity value              Cost           value
      ------------------         ------------------------------------             ----           -----
                            Stock Selector Fund; 2,727.86 units                $             $    82,354
                            Asset Manager;  Growth Fund; 128.51 units                              2,593
                            Contra Fund; 2,718.72 units                                          135,827
                            Utilities; 1,189.03 units                                             24,589
                            Equity - Income; 1,932.01 units                                      102,203
                            Real Estate Investment Portfolio; 4,928.11 units                     102,307
                            Equity - Income Fund II; 1,631.23 units                               46,996
                            Spartan High Income Fund; 5,861.45 units                              78,192
                            Mortgage Securities Portfolio; 1,952.66 units                         21,479
                            Magellan Fund; 72.78 units                                             7,157
                            Puritan Fund; 3,218.62 units                                          63,085
                            Low-Priced Stock Fund; 306.95 units                                    7,812
                            Growth and Income Portfolio; 1,952.92 units                           73,430
                            Dividend Growth Fund; 1,435.83 units                                  34,445
                            Select Energy Portfolio; 451.93 units                                 10,941
                            Select Technology Portfolio; 711.22 units                             39,921
                            Select Health Care Portfolio; 101.58 units                            11,744
                            Select Utilities Growth Portfolio; 72.87 units                         3,981
                            Select Natural Gas Portfolio; 500.28 units                             6,644
                            Select Developing Communications Portfolio; 585.58 units              13,814
                            Select Home Finance Portfolio; 1,691.86 units                         90,024
                            Select Energy Service Portfolio; 1,317.85 units                       40,656
                            Select Biotechnology; 82.17 units                                      2,969
                            Select American Gold Portfolio; 161.55 units                           2,299
                            Select Telecommunication Portfolio; 615.84 units                      31,776
                            Select Food and Agriculture Portfolio; 56.03 units                     2,758
                            Select Electronics Portfolio; 6,828.89 units                         282,648
                            Select Computers Portfolio; 425.14 units                              21,397
                            Select Insurance; 77.34 units                                          3,017
                            Select Financial Services; 82.35 units                                 8,076
                            Select Regional Banks; 3,109.06 units                                125,917
                            Select Software & Computer; 194.59 units                               8,564
                            Select Brokerage & Investment; 716.07 units                           25,485
                            Select Precious Metals; 996.23 units                                   9,185
                            Value Fund; 1,244.63 units                                            76,831
                                                                                             -----------
                                                                                             $14,108,441
                                                                                             ===========

                                                                     SCHEDULE II
                                                                     -----------


                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

              ITEM 27d - SCHEDULE OF REPORTABLE (5%) TRANSACTIONS
              ---------------------------------------------------
                     FOR THE YEAR ENDED NOVEMBER 30, 1997
                     ------------------------------------


      (a)                       (b)              (c)            (d)       (e)



 Identity of                                    Purchase      Selling    Lease
party involved          Description of assets    price         price     rental
--------------          ---------------------   --------      -------    ------
Caterpillar Inc.    Common stock:
                       Series of 50 purchases   $95,943,945   $          $


    (f)          (g)              (h)         (i)

                                Current
                                 value
   Expense                    of asset on
incurred with    Cost         transaction   Net gain
 transaction   of asset          date       or (loss)
 -----------   --------          ----       ---------
  $60,000      $95,943,945    $95,883,945   $

                                                                       EXHIBIT C
                                                                       ---------

                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 33-3718, as amended, and No. 33-39280) of Caterpillar Inc. of our report dated May 15, 1998 related to the financial statements of the Employees' Investment Plan, which is included in this Annual Report on Form 11-K.

/s/ PRICE WATERHOUSE LLP

Peoria, Illinois
May 15, 1998