Form 10-K405/A
period 1997-12-31
CATERPILLAR INC
filed 1998-06-23
CIK 18230

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

The schedules of assets held for investment purposes and of reportable (5%) transactions that accompany the Plan's financial statements do not disclose the historical cost of certain plan assets, and certain related sales transactions, held by a Plan custodian. Disclosure of this information is required by ERISA.




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


                                                                          Fund Information
                                                 ------------------------------------------------------------------
                                                                         Preferred Group of Mutual Funds
                                                              -----------------------------------------------------
                                                 Caterpillar
                                                   Common      Stable
                                                    Stock     Principal   Short-term    Money               Inter-
                                                    Fund        Fund      Government    Market    Value    national
                                                    ----        ----      ----------    ------    -----    --------

Investments, at fair value (Notes 2 and 4):
  Registered investment companies                 $           $             $          $        $          $
  Investments in Master Trust Net Assets           39,455      26,000        2,968      7,824    40,985     11,615
                                                  -------     -------       ------     ------   -------    -------
          Total net assets                        $39,455     $26,000       $2,968     $7,824   $40,985    $11,615
                                                  =======     =======       ======     ======   =======    =======

                                                     Preferred Group of Mutual Funds
                                                  --------------------------------------
                                                                                                       Self-
                                                              Asset     Fixed      Small     Loan     Directed
                                                  Growth    Allocation  Income      Cap      Fund       Fund      Total
                                                  ------    ----------  ------      ---      ----       ----      -----
Investments, at fair value (Notes 2 and 4):
  Registered investment companies                 $           $         $         $         $          $1,098    $  1,098
  Investments in Master Trust Net Assets           44,652      7,709     2,908     5,149     5,230                194,495
                                                  -------     ------    ------    ------    ------     ------    --------
          Total net assets                        $44,652     $7,709    $2,908    $5,149    $5,230     $1,098    $195,593
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

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 10 through 13 for analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1997 and 1996.

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
                                                 ========    =======     =======  ======= ========       =======  ========

                                                Preferred Group of Mutual Funds
                                              -----------------------------------


                                                Asset       Fixed      Small       Loan
                                              Allocation    Income      Cap        Fund        Total
                                              ----------    ------     -----       ----        -----
Investments, at fair value:
  Cash and cash equivalents                    $           $          $           $          $   14,088
  Common stock                                                                                  321,300
  Registered investment companies                58,253      23,844     42,626                  876,229
  Participant loans                                                                23,247        23,247
                                               --------    --------   --------    -------    ----------
    Total investments                            58,253      23,844     42,626     23,247     1,234,864

  Dividend and interest receivable                                                                   70
  Transfers receivable from EIP 1                                                                 2,423
  Contributions receivable                          405         138        364                    6,327
  Other receivable/(payable), net                    50        (173)        71       (836)          168
                                               --------    --------   --------   --------    ----------

    Net assets                                 $ 58,708    $ 23,809   $ 43,061   $ 22,411    $1,243,852
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
                                             ========   ========    =======   ========   ========   ========   ========    =======


                                                   Preferred Group of
                                                      Mutual Funds
                                                   -------------------
                                                    Fixed       Small      Loan
                                                   Income        Cap       Fund         Total
                                                   -------     -------    -------    ----------
Investment income:-
 Interest                                          $           $          $ 1,887    $    2,700
 Dividends                                                                                4,760
 Net appreciation in fair value of:
  Common stock                                                                           45,824
  Registered investment companies                    1,757       6,494                  151,982
                                                   -------     -------    -------    ----------
     Net investment income                           1,757       6,494      1,887       205,266
                                                   -------     -------    -------    ----------
Contributions to all plans                           1,726       3,157                   70,735
                                                   -------     -------    -------    ----------
Withdrawals from all plans                          (1,019)       (523)      (503)      (48,649)
                                                   -------     -------    -------    ----------
Transfers from EIP 1                                                                     53,835
                                                   -------     -------    -------    ----------
Interfund transfers, net                              (935)     15,561        968        (3,436)
                                                   -------     -------    -------    ----------

Increase (decrease) in net assets                    1,529      24,689      2,352       277,751
                                                   -------     -------    -------    ----------
Net assets:
  Beginning of year                                 22,280      18,372     20,059       966,101
                                                   -------     -------    -------    ----------

  End of year                                      $23,809     $43,061    $22,411    $1,243,852
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
                                                   =======     =======    =======    ==========

                            ADDITIONAL  INFORMATION
                            -----------------------

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

The schedules of assets held for investment purposes and of reportable (5%) transactions that accompany the Plan's financial statements do not disclose the historical cost of certain plan assets and certain related sales transactions, held by a Plan custodian. Disclosure of this information is required by ERISA.



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

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 10 through 13 for analyses of the net assets and changes in net assets of the investments of the Master Trust as of December 31, 1997 and 1996.

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
                                         ========   ========     =======   =======  ========     =======

                                              Preferred Group of Mutual Funds
                                          ---------------------------------------


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
                                              ========     =======       =======       =======       =======       ========

                                                                      SCHEDULE I

                          SOLAR TURBINES INCORPORATED
                          SAVINGS AND INVESTMENT PLAN

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                               DECEMBER 31, 1997


(a)               (b)                                         (c)                                      (d)                   (e)
           Identity of issue,                 Description of investment, including
            borrower, lessor                    maturity date, rate of interest,                                           Current
            or similar party                    collateral, par or maturity value                      Cost                 value
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
                                                                                                                         ===========

                            ADDITIONAL  INFORMATION
                            -----------------------

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

The schedule of assets held for investment purposes that accompanies the Plan's financial statements does not disclose the historical cost of certain plan assets held by a Plan custodian. Disclosure of this information is required by ERISA.




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

                                                                       Exhibit A

                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               NOVEMBER 30, 1996
                               -----------------
                              (Dollars in 000's)

                                                                              Fund  Information
                             -----------------------------------------------------------------------------------------------
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

                      (See notes to financial statements)

                                                                       Exhibit B

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED NOVEMBER 30, 1997
                      ------------------------------------
                               (Dollars in 000's)

                                                                         Fund  Information
                                      ----------------------------------------------------------------------------------------
                                               PART  1                                             PART  2
                                      --------------------------   -----------------------------------------------------------
                                                                                        Preferred Group of Mutual Funds
                                      Caterpillar     Government   Caterpillar   ---------------------------------------------
                                        Common        Short-Term      Common       Stable
                                         Stock        Investment      Stock      Principal   Short-term     Money
                                         Fund            Fund          Fund        Fund      Government    Market     Value
                                         ----            ----          ----        ----      ----------    ------     --------
Contributions:
 Participant (Note 1)                 $  49,157        $ 1,615       $  4,900     $  2,923    $   559     $  2,871    $ 10,628
 Employer (Notes 1 and 2)                28,517
                                      ---------        -------       --------     --------    -------     --------    --------
                                         77,674          1,615          4,900        2,923        559        2,871      10,628
                                      ---------        -------       --------     --------    -------     --------    --------

Investment income:-
 Interest                                    95
 Dividends                               16,859
 Net appreciation
  in fair value of:
   Common stock                         160,222            686
   Collective trust fund
   Registered investment companies
Plan interest in net investment
  income of Master Trust (Note 4)                                      33,703        4,400        593        3,551      42,029
                                      ---------        -------       --------     --------    -------     --------    --------
     Net investment income              177,176            686         33,703        4,400        593        3,551      42,029
                                      ---------        -------       --------     --------    -------     --------    --------
Withdrawals                             (72,176)        (1,288)       (10,615)      (3,416)      (379)      (9,226)     (5,055)
Transfers from other plans, net                                           281          155         21          265         298
Interfund transfers, net                (55,794)          (618)       101,183      (11,609)    (1,233)     (22,208)     (4,246)
                                      ---------        -------       --------     --------    -------     --------    --------
     Withdrawals and transfers, net    (127,970)        (1,906)        90,849      (14,870)    (1,591)     (31,169)     (9,003)
                                      ---------        -------       --------     --------    -------     --------    --------
Increase (decrease) in net assets       126,880            395        129,452       (7,547)      (439)     (24,747)     43,654
Net assets:
  Beginning of year                     764,924         12,781        157,656       74,392     11,381       77,692     151,276
                                      ---------        -------       --------     --------    -------     --------    --------
 End of year                          $ 891,804        $13,176       $287,108     $ 66,845    $10,942     $ 52,945    $194,930
                                      =========        =======       ========     ========    =======     ========    ========

                                                                         Fund  Information
                                      ----------------------------------------------------------------------------------
                                                                           PART  2
                                      ---------------------------------------------------------------------------------
                                                   Preferred Group of Mutual Funds
                                      ----------------------------------------------------------
                                                                                                             Self-
                                                                     Asset       Fixed     Small     Loan   Directed
                                      International     Growth    Allocatiion   Income      Cap      Fund     Fund        Total
                                      -------------     ------    -----------   ------      ---      ----    ----         -----
Contributions:
 Participant (Note 1)                   $  6,336       $ 13,315     $ 3,464    $ 1,207   $ 2,221   $         $          $   99,196
 Employer (Notes 1 and 2)                                                                                                   28,517
                                        --------       --------     -------    -------   -------   -------   -------    ----------
                                           6,336         13,315       3,464      1,207     2,221                           127,713
                                        --------       --------     -------    -------   -------   -------   -------    ----------
Investment income:-
 Interest                                                                                                                       95
 Dividends                                                                                                                  16,859
 Net appreciation
  in fair value of:
   Common stock                                                                                                            160,222
   Collective trust fund                                                                                                       686
   Registered investment companies                                                                             1,108         1,108
Plan interest in net investment
  income of Master Trust (Note 4)          6,354         47,048       7,484      1,287     6,290     1,340                 154,079
                                        --------       --------     -------    -------   -------   -------   -------    ----------
     Net investment income                 6,354         47,048       7,484      1,287     6,290     1,340     1,108       333,049
                                        --------       --------     -------    -------   -------   -------   -------    ----------
Withdrawals                               (2,231)        (5,341)     (1,906)      (939)     (490)     (343)               (113,405)
Transfers from other plans, net              117            389          52         10         8        82         7         1,685
Interfund transfers, net                 (12,895)        (7,766)     (1,806)    (1,484)   14,472        (2)    4,006
                                        --------       --------     -------    -------   -------   -------   -------    ----------
     Withdrawals and transfers, net      (15,009)       (12,718)     (3,660)    (2,413)   13,990      (263)    4,013      (111,720)
                                        --------       --------     -------    -------   -------   -------   -------    ----------
Increase (decrease) in net assets         (2,319)        47,645       7,288         81    22,501     1,077     5,121       349,042

Net assets:
  Beginning of year                       72,709        161,657      42,112     20,330    14,653    14,477     8,987     1,585,027
                                        --------       --------     -------    -------   -------   -------   -------    ----------

 End of year                            $ 70,390       $209,302     $49,400    $20,411   $37,154   $15,554   $14,108    $1,934,069
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


NOTE 3 - UNIT VALUES:
--------------------

Part 2 of the Plan assigns units to participants directing investments to the Caterpillar Common Stock Fund. The unit values assigned by the Plan reflect the current values of the individual funds. Total units held (in thousands) by the Plan and their respective unit values at each month end as follows:

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

The percentage of the Plan's participation in the Master Trust was determined based on the November 30, 1997 and 1996 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At November 30, 1997 and 1996, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:


                                            1997    1996
                                           ------  ------

   Caterpillar Inc. Common Stock Fund      86.21%  86.41%
   Preferred Stable Principal Fund         70.30%  70.95%
   Preferred Short-Term Government Fund    76.72%  76.97%
   Preferred Money Market Fund             84.60%  85.58%
   Preferred Value Fund                    81.69%  81.47%
   Preferred International Fund            85.06%  85.44%
   Preferred Growth Fund                   81.34%  81.37%
   Preferred Asset Allocation Fund         86.07%  86.84%
   Preferred Fixed Income Fund             87.45%  88.10%
   Preferred Small Cap Fund                87.18%  86.35%
   Loan Fund                               69.30%  71.93%

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

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------

                               NOVEMBER 30, 1997
                               -----------------
                               (Dollars in 000's)

                                                                          Preferred Group of Mutual Funds
                                              Caterpillar    -----------------------------------------------------------
                                                Common        Stable
                                                 Stock       Principal    Short-term     Money
                                                 Fund          Fund       Government     Market     Value    International   Growth
                                              -----------    ---------    ----------     ------    --------  -------------  --------
Investments, at fair value:
  Cash and cash equivalents                      $ 14,588      $            $            $         $           $            $
  Common stock                                    314,360
  Registered investment companies                               94,548       14,174       62,201    237,185     82,017       255,414
  Participant loans
                                                 --------      -------      -------      -------   --------    -------      --------
        Total investments                         328,948       94,548       14,174       62,201    237,185     82,017       255,414
Dividend and interest receivable                       99
Transfers receivable from EIP 1                     2,955                                     42
Contributions receivable                              960          399           76          311      1,261        664         1,610
Other receivable/(payable), net                        88          136           11           32        174         73           293
                                                 --------      -------      -------      -------   --------    -------      --------
        Net assets                               $333,050      $95,083      $14,261      $62,586   $238,620    $82,754      $257,317
                                                 ========      =======      =======      =======   ========    =======      ========

                                                                           Preferred Group of Mutual Funds
                                                                           --------------------------------
                                                                             Asset       Fixed      Small      Loan
                                                                           Allocation    Income      Cap       Fund        Total
                                                                           ----------    -------   --------   --------    ----------
Investments, at fair value:
  Cash and cash equivalents                                                 $            $          $          $          $   14,588
  Common stock                                                                                                               314,360
  Registered investment companies                                             56,985      23,173     42,188                  867,885
  Participant loans                                                                                              23,198       23,198
                                                                             -------     -------    -------    --------   ----------
        Total investments                                                     56,985      23,173     42,188      23,198    1,220,031
Dividend and interest receivable                                                                                                  99
Transfers receivable from EIP 1                                                                                                2,997
Contributions receivable                                                         397         143        360                    6,181
Other receivable/(payable), net                                                   21          24         74        (751)         175
                                                                             -------     -------    -------     -------   ----------
        Net assets                                                           $57,403     $23,340    $42,622     $22,447   $1,229,483
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
                                                      ========        =======      =======     =======      =======   ==========


                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------

           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED NOVEMBER 30, 1996
                     ------------------------------------
                              (Dollars in 000's)


                                                                   Preferred Group of Mutual Funds
                                           Caterpillar  ------------------------------------------------------
                                             Common      Stable
                                              Stock     Principal Short-term    Money
                                              Fund        Fund    Government    Market    Value  International
                                           -----------  --------- ----------    ------    -----  -------------
Investment income:-
 Interest                                    $   347     $         $          $          $          $
 Dividends                                     3,633
 Net appreciation in fair value of:
   Common stock                               43,310
   Registered investment companies                         5,528       723       3,508     38,004    11,951
                                            --------    --------   -------     -------   --------   -------
        Net investment income                 47,290       5,528       723       3,508     38,004    11,951
                                            --------    --------   -------     -------   --------   -------
Contributions to all plans                     5,017       6,060       969       3,720     10,170     7,538
                                            --------    --------   -------     -------   --------   -------
Withdrawals from all plans                    (7,456)     (7,311)   (1,202)    (12,391)    (4,908)   (2,015)
                                            --------    --------   -------     -------   --------   -------
Transfers from EIP 1                          47,834                               563
                                            --------    --------   -------     -------   --------   -------
Interfund transfers, net                     (77,121)      4,923     1,474      32,054     12,733     2,377
                                            --------    --------   -------     -------   --------   -------
Increase in net assets                        15,564       9,200     1,964      27,454     55,999    19,851

Net assets:
 Beginning of year                           166,884      95,658    12,821      63,324    129,688    65,249
                                            --------    --------   -------     -------   --------   -------
 End of year                                $182,448    $104,858   $14,785     $90,778   $185,687   $85,100
                                            ========    ========   =======     =======   ========   =======

                                              Preferred Group of Mutual Funds
                                             ----------------------------------
                                                       Asset    Fixed     Small    Loan
                                             Growth  Allocation Income     Cap     Fund     Total
                                             ------  ---------- ------    -----    ----     -----
Investment income:-
 Interest                                   $         $        $        $        $ 1,489   $  1,836
 Dividends                                                                                    3,633
 Net appreciation in fair value of:
   Common stock                                                                              43,310
   Registered investment companies            30,129    7,308    1,021    1,707              99,879
                                            --------  -------  -------  -------  -------   --------
        Net investment income                 30,129    7,308    1,021    1,707    1,489    148,658
                                            --------  -------  -------  -------  -------   --------

Contributions to all plans                    15,965    3,759    1,864    1,157              56,219
                                            --------  -------  -------  -------  -------   --------
Withdrawals from all plans                    (5,228)  (1,702)  (1,481)    (240)    (431)   (44,365)
                                            --------  -------  -------  -------  -------   --------
Transfers from EIP 1                                                                         48,397
                                            --------  -------  -------  -------  -------   --------
Interfund transfers, net                      (8,267)   5,610     (607)  14,347    3,314     (9,163)
                                            --------  -------  -------  -------  -------   --------
Increase in net assets                        32,599   14,975      797   16,971    4,372    199,746

Net assets:
 Beginning of year                           166,068   33,521   22,279            15,755    771,247
                                            --------  -------  -------  -------  -------   --------
 End of year                                $198,667  $48,496  $23,076  $16,971  $20,127   $970,993
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

                                  (Continued)

                                                                     SCHEDULE I
                                                                     ----------


                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1997
                               -----------------

(a)          (b)                                 (c)                              (d)             (e)
      Identity of issue,         Description of investment, including
       borrower, lessor            maturity date, rate of interest,                             Current
       or similar party            collateral, par or maturity value              Cost           value
      ------------------         ------------------------------------             ----           -----
                            Stock Selector Fund; 2,727.86 units                $             $    82,354
                            Asset Manager: Growth Fund; 128.51 units                               2,593
                            Contra Fund; 2,718.72 units                                          135,827
                            Utilities; 1,189.03 units                                             24,589
                            Equity - Income; 1,932.01 units                                      102,203
                            Real Estate Investment Portfolio; 4,928.11 units                     102,307
                            Equity - Income Fund II; 1,631.23 units                               46,996
                            Spartan High Income Fund; 5,861.45 units                              78,192
                            Mortgage Securities Portfolio; 1,952.66 units                         21,479
                            Magellan Fund; 72.78 units                                             7,157
                            Puritan Fund; 3,218.62 units                                          63,085
                            Low-Priced Stock Fund; 306.95 units                                    7,812
                            Growth and Income Portfolio; 1,952.92 units                           73,430
                            Dividend Growth Fund; 1,435.83 units                                  34,445
                            Select Energy Portfolio; 451.93 units                                 10,941
                            Select Technology Portfolio; 711.22 units                             39,921
                            Select Health Care Portfolio; 101.58 units                            11,744
                            Select Utilities Growth Portfolio; 72.87 units                         3,981
                            Select Natural Gas Portfolio; 500.28 units                             6,644
                            Select Developing Communications Portfolio; 585.58 units              13,814
                            Select Home Finance Portfolio; 1,691.86 units                         90,024
                            Select Energy Service Portfolio; 1,317.85 units                       40,656
                            Select Biotechnology; 82.17 units                                      2,969
                            Select American Gold Portfolio; 161.55 units                           2,299
                            Select Telecommunication Portfolio; 615.84 units                      31,776
                            Select Food and Agriculture Portfolio; 56.03 units                     2,758
                            Select Electronics Portfolio; 6,828.89 units                         282,648
                            Select Computers Portfolio; 425.14 units                              21,397
                            Select Insurance; 77.34 units                                          3,017
                            Select Financial Services; 82.35 units                                 8,076
                            Select Regional Banks; 3,109.06 units                                125,917
                            Select Software & Computer; 194.59 units                               8,564
                            Select Brokerage & Investment; 716.07 units                           25,485
                            Select Precious Metals; 996.23 units                                   9,185
                            Value Fund; 1,244.63 units                                            76,831
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