Form 10-Q
period 1998-06-30
CATERPILLAR INC
filed 1998-08-13
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

At June 30, 1998, 364,754,063 shares of common stock of the Registrant were outstanding.

SUMMARY
-------

     This summary highlights selected information from this document and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the second quarter, you should read this entire document carefully.

SUMMARY OF RESULTS
------------------

     On July 15, 1998 Caterpillar Inc. reported its best second quarter ever for sales and revenues, profit, and profit per share. Sales and revenues of $5.60 billion, rose 15% (including 6% from Perkins) from second-quarter 1997. Profit of $446 million was up 3%, primarily due to the higher sales volume. This increase was achieved despite higher spending for major growth initiatives and product line expansions as well as additional cost associated with the first-quarter acquisition of Perkins. Profit per share of $1.22 ($1.20 assuming dilution) was up 6%, as it continued to benefit from the ongoing share repurchase program.

     Caterpillar has now posted record profit in 16 of the last 18 quarters.

     In June, the Board of Directors voted to increase the quarterly cash dividend from 25 cents to 30 cents per share of common stock -- a 20% increase. This is the sixth time since 1993 that the Board has increased the dividend.

     Commenting on this excellent performance, Caterpillar Chairman and CEO Donald V. Fites said, "Once again our organization has delivered record financial results, while continuing to invest strategically for long-term growth. The company's product, service, and geographic diversification strategies are proving to be very effective in generating earnings growth. This is especially rewarding given the severe economic downturn in several Southeast Asian countries and Japan.

     The dividend increase reflects our Board's confidence about the company's future financial performance, and its commitment to increasing shareholder value."


HIGHLIGHTS - SECOND-QUARTER 1998 COMPARED WITH SECOND-QUARTER 1997
------------------------------------------------------------------

* Sales and revenues of $5.60 billion, the highest quarter ever, rose 15%.

* Profit of $446 million, a second-quarter record and the second highest quarter ever, was up 3%.

* Profit per share of $1.22 ($1.20 assuming dilution), equaling the all-time record, was up 6%.

* Margin (sales less cost of goods sold) as a percent of sales was 25.7% compared with 26.2% a year ago. Excluding Perkins, margins would have been higher than a year ago.

* Operating profit for Machinery and Engines as a percent of sales was 12.4% compared with 13.0% a year ago.

* Physical sales volume was up 14%, with Perkins adding 6%.

* Sales, excluding Perkins, were up 12% inside the United States and 6% outside the United States.

* Revenues from Financial Products were up 38%.

* From inception in June 1995 through June 30, 1998, 39.9 million shares have been repurchased under our share repurchase plan. The number of shares outstanding at June 30, 1998, was 364.8 million. When the 10% share repurchase program is completed later this year, approximately 360 million shares will be outstanding.

OUTLOOK
-------
     The company's outlook for 1998 worldwide sales and revenues remains unchanged from that issued with our third-quarter 1997 results, which called for sales and revenues (excluding Perkins) to slightly surpass 1997's record levels. The company's outlook for 1998 profit remains unchanged from that issued with our fourth-quarter 1997 results, which called for profit to be near 1997's record. (Complete outlook begins on page 21.)

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                                      CONSOLIDATED

                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,   June 30, June 30,
                                          1998      1997       1998     1997
                                        -------   --------   -------  -------
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $5,357   $ 4,676    $ 9,930  $ 8,748
  Revenues of Financial Products .......    247       194        468      384
                                         ------    ------     ------   ------
  Total sales and revenues .............  5,604     4,870     10,398    9,132

OPERATING COSTS:
  Cost of goods sold ...................  3,978     3,450      7,312    6,431
  Selling, general and
    administrative expenses ............    634       547      1,221    1,045
  Research and development expenses ....    165       135        320      252
  Interest expense of
    Financial Products .................    121        85        222      164
                                         ------    ------     ------   ------
  Total operating costs ................  4,898     4,217      9,075    7,892
                                         ------    ------     ------   ------
OPERATING PROFIT .......................    706       653      1,323    1,240

  Interest expense excluding
    Financial Products .................     69        58        130      110
  Other income (expense) ...............     29        43        102       85
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES            666       638      1,295    1,215

  Provision for income taxes ...........    220       217        427      413
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    446       421        868      802

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      -        14          8       27
  Equity in profit of Financial
    Products subsidiaries ..............      -         -          -        -
                                         ------    ------     ------   ------

PROFIT .................................  $ 446     $ 435      $ 876    $ 829
                                         ======    ======     ======   ======

PROFIT PER SHARE OF COMMON STOCK
   (NOTE 6) ............................ $ 1.22    $ 1.15     $ 2.39   $ 2.19
                                         ======    ======     ======   ======
PROFIT PER SHARE OF COMMON STOCK -
   ASSUMING DILUTION(NOTE 6) ........... $ 1.20    $ 1.13     $ 2.36   $ 2.16
                                         ======    ======     ======   ======

Cash dividends paid per share of
   common stock ........................ $  .25    $  .20    $  .50    $  .40

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                  MACHINERY AND ENGINES<F1>

                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,   June 30, June 30,
                                          1998      1997       1998    1997
                                        --------  --------   -------- -------
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $5,357   $ 4,676    $ 9,930  $ 8,748
  Revenues of Financial Products .......      -         -          -        -
                                         ------    ------     ------   ------
  Total sales and revenues .............  5,357     4,676      9,930    8,748

OPERATING COSTS:
  Cost of goods sold ...................  3,978     3,450      7,312    6,431
  Selling, general and
    administrative expenses ............    548       483      1,060      907
  Research and development expenses ....    165       135        320      252
  Interest expense of
    Financial Products .................      -         -          -        -
                                         ------    ------     ------   ------
  Total operating costs ................  4,691     4,068      8,692    7,590
                                         ------    ------     ------   ------
OPERATING PROFIT .......................    666       608      1,238    1,158

  Interest expense excluding
    Financial Products .................     69        58        130      110
  Other income (expense) ...............      -        34         42       70
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES            597       584      1,150    1,118

  Provision for income taxes ...........    195       196        374      377
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    402       388        776      741

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      -        14          8       27
  Equity in profit of Financial
    Products subsidiaries ..............     44        33         92       61
                                         ------    ------     ------   ------

PROFIT .................................  $ 446     $ 435      $ 876    $ 829
                                         ======    ======     ======   ======

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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                               SUPPLEMENTAL CONSOLIDATING DATA
                                                     FINANCIAL PRODUCTS

                                        Three Months Ended   Six Months Ended
                                        June 30,  June 30,   June 30, June 30,
                                          1998      1997       1998     1997
                                        --------  --------   -------- --------
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $    -   $     -    $     -   $    -
  Revenues of Financial Products .......    276       200        516      396
                                         ------    ------     ------   ------
  Total sales and revenues .............    276       200        516      396

OPERATING COSTS:
  Cost of goods sold ...................      -         -          -        -
  Selling, general and
    administrative expenses ............     92        70        173      150
  Research and development expenses ....      -         -          -        -
  Interest expense of
    Financial Products .................    124        89        229      170
                                         ------    ------     ------   ------
  Total operating costs ................    216       159        402      320
                                         ------    ------     ------   ------
OPERATING PROFIT .......................     60        41        114       76

  Interest expense excluding
    Financial Products .................      -         -          -        -
  Other income (expense) ...............      9        13         31       21
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES             69        54        145       97

  Provision for income taxes ...........     25        21         53       36
                                         ------    ------     ------   ------
  Profit of consolidated companies .....     44        33         92       61

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      -         -          -        -
  Equity in profit of Financial
    Products subsidiaries ..............      -         -          -        -
                                         ------    ------     ------   ------

PROFIT .................................  $  44     $  33      $  92    $  61
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Changes in Stockholders' Equity
                           For Six Months Ended
                                 (Unaudited)
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                     June 30,       June 30,
                                                       1998          1997
                                                  ------------   ------------
Common Stock:
   Balance at beginning of period ............... $ (442)        $  50
   Common Shares issued, including treasury
    shares reissued: (June 30, 1998 -- 596,323
    shares; June 30, 1997 -- 1,013,804) ..........    12            17
   Treasury shares purchased:
    June 30, 1998 -- 3,852,600;
    June 30, 1997 -- 5,291,600 .................... (200)         (218)
   Issuance of common stock to effect 2-for-1
    stock split ...................................    -           188
                                                    -----         -----
   Balance at end of period ......................  (630)           37
                                                    -----         -----

Profit employed in the business:
   Balance at beginning of period ................ 5,026         3,904
   Profit ........................................   876  $876     829  $829
   Dividends declared ............................  (201)         (170)
   Issuance of common stock to effect 2-for-1
    stock split ...................................    -          (188)
                                                   -----         -----
   Balance at end of period ...................... 5,701         4,375
                                                   -----         -----

Accumulated other comprehensive income:
   Foreign currency translation adjustment<F1>:
     Balance at beginning of period ..............    95           162
     Aggregate adjustment for period .............   (33)  (33)    (58)  (58)
                                                    ----- -----   -----  ----
     Balance at end of period ....................    62           104
                                                    -----         -----

   Comprehensive income ..........................        $843          $771
                                                          ====          ====

Stockholders' equity at end of period ........... $5,133        $4,516
                                                  ======        ======

[FN]
<F1> No reclassification adjustments or tax effects to report.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                       June 30,  Dec. 31,
                                                         1998      1997
                                                       --------  --------
ASSETS
  Current assets:
    Cash and short-term investments .................  $   221   $   292
    Receivables -- trade and other ..................    3,760     3,331
    Receivables -- finance ..........................    3,563     2,660
    Deferred income taxes and prepaid expenses ......    1,010       928
    Inventories (Note 5) ............................    3,132     2,603
                                                       -------   -------
  Total current assets ..............................   11,686     9,814

  Property, plant, and equipment -- net .............    4,444     4,058
  Long-term receivables -- trade and other ..........      132       134
  Long-term receivables -- finance ..................    4,779     3,881
  Investments in unconsolidated
     affiliated companies (Note 4) ..................      805       751
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................      988     1,040
  Intangible assets .................................    1,253       228
  Other assets ......................................    1,019       850
                                                       -------   -------
TOTAL ASSETS ........................................  $25,106   $20,756
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $ 1,194   $   484
    Accounts payable and accrued expenses ...........    3,587     3,358
    Accrued wages, salaries, and employee benefits ..    1,043     1,128
    Dividends payable ...............................      109        92
    Deferred and current income taxes payable .......      153       175
    Deferred liability ..............................        -         -
    Long-term debt due within one year ..............    1,593     1,142
                                                       -------   -------
  Total current liabilities .........................    7,679     6,379

  Long-term debt due after one year .................    9,464     6,942
  Liability for postemployment benefits .............    2,707     2,698
  Deferred income taxes and other liabilities .......      123        58
                                                       -------   -------
TOTAL LIABILITIES ...................................   19,973    16,077
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 900,000,000
    Issued shares (June 30, 1998 -- 407,447,312;
    Dec. 31, 1997 -- 407,447,312) at paid in amount .    1,066     1,071
  Profit employed in the business ...................    5,701     5,026
  Accumulated other comprehensive income ............       62        95
  Treasury stock (June 30, 1998 -- 42,693,249
    shares; Dec. 31, 1997 -- 39,436,972 shares)
    at cost..........................................   (1,696)   (1,513)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    5,133     4,679
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $25,106   $20,756
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1997 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES<F1>
                                                       June 30,  Dec. 31,
                                                         1998      1997
                                                       --------  --------
ASSETS
  Current assets:
    Cash and short-term investments .................  $   168   $   241
    Receivables -- trade and other ..................    2,602     3,346
    Receivables -- finance ..........................        -         -
    Deferred income taxes and prepaid expenses ......      994       935
    Inventories (Note 5) ............................    3,132     2,603
                                                       -------   -------
  Total current assets ..............................    6,896     7,125

  Property, plant, and equipment -- net .............    3,812     3,483
  Long-term receivables -- trade and other ..........      132       134
  Long-term receivables -- finance ..................        -         -
  Investments in unconsolidated
     affiliated companies (Note 4) ..................      805       751
  Investments in Financial Products subsidiaries ....    1,085       882
  Deferred income taxes .............................    1,003     1,075
  Intangible assets .................................    1,253       228
  Other assets ......................................      648       510
                                                       -------   -------
TOTAL ASSETS ........................................  $15,634   $14,188
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   587   $    53
    Accounts payable and accrued expenses ...........    3,212     3,020
    Accrued wages, salaries, and employee benefits ..    1,036     1,120
    Dividends payable ...............................      109        92
    Deferred and current income taxes payable .......        8        46
    Deferred liability ..............................        -         -
    Long-term debt due within one year ..............       33        54
                                                       -------   -------
  Total current liabilities .........................    4,985     4,385

  Long-term debt due after one year .................    2,686     2,367
  Liability for postemployment benefits .............    2,707     2,698
  Deferred income taxes and other liabilities .......      123        59
                                                       -------   -------
TOTAL LIABILITIES ...................................   10,501     9,509
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 900,000,000
    Issued shares (June 30, 1998 -- 407,447,312;
    Dec. 31, 1997 -- 407,447,312) at paid in amount .    1,066     1,071
  Profit employed in the business ...................    5,701     5,026
  Accumulated other comprehensive income ............       62        95
  Treasury stock (June 30, 1998 -- 42,693,249
    shares; Dec. 31, 1997 -- 39,436,972 shares)
    at cost..........................................   (1,696)   (1,513)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    5,133     4,679
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $15,634   $14,188
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1997 amounts.

                              CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       June 30,  Dec. 31,
                                                         1998      1997
                                                       --------  --------
ASSETS
  Current assets:
    Cash and short-term investments .................  $    53   $    51
    Receivables -- trade and other ..................    1,360       285
    Receivables -- finance ..........................    3,563     2,660
    Deferred income taxes and prepaid expenses ......       25         9
    Inventories (Note 5) ............................        -         -
                                                       -------   -------
  Total current assets ..............................    5,001     3,005

  Property, plant, and equipment -- net .............      632       575
  Long-term receivables -- trade and other ..........        -         -
  Long-term receivables -- finance ..................    4,779     3,881
  Investments in unconsolidated
     affiliated companies (Note 4) ..................        -         -
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................        6         5
  Intangible assets .................................        -         -
  Other assets ......................................      371       340
                                                       -------   -------
TOTAL ASSETS ........................................  $10,789   $ 7,806
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   607   $   431
    Accounts payable and accrued expenses ...........      455       654
    Accrued wages, salaries, and employee benefits ..        7         8
    Dividends payable ...............................        -         -
    Deferred and current income taxes payable .......      145       129
    Deferred liability ..............................      130         -
    Long-term debt due within one year ..............    1,560     1,088
                                                       -------   -------
  Total current liabilities .........................    2,904     2,310

  Long-term debt due after one year .................    6,778     4,575
  Liability for postemployment benefits .............        -         -
  Deferred income taxes and other liabilities .......       22        39
                                                       -------   -------
TOTAL LIABILITIES ...................................    9,704     6,924
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 900,000,000
    Issued shares (June 30, 1998 -- 407,447,312;
    Dec. 31, 1997 -- 407,447,312) at paid in amount .      553       403
  Profit employed in the business ...................      564       506
  Accumulated other comprehensive income ............      (32)      (27)
  Treasury stock (June 30, 1998 -- 42,693,249
    shares; Dec. 31, 1997 -- 39,436,972 shares)
    at cost..........................................        -        -
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    1,085       882
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $10,789   $ 7,806
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1997 amounts.

                                CATERPILLAR INC.
                  Statement of Cash Flow for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       June 30,  June 30,
                                                         1998      1997
                                                       --------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   876    $   829
  Adjustments for noncash items:
    Depreciation and amortization .....................   429        376
    Profit of Financial Products ......................     -          -
    Other .............................................  (223)       (65)

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (95)      (238)
    Inventories .....................................    (408)      (298)
    Accounts payable and accrued expenses ...........     (33)       306
    Other -- net ....................................    (172)       (67)
                                                       -------    -------
Net cash provided by operating activities ...........     374        843
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (307)      (223)
  Expenditures for equipment leased to others .......    (171)      (152)
  Proceeds from disposals of property, plant,
    and equipment ...................................      64         66
  Additions to finance receivables ..................  (4,497)    (3,236)
  Collections of finance receivables ................   2,037      1,547
  Proceeds from sale of finance receivables..........     585        848
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions(net of cash acquired).  (1,324)       (22)
  Other -- net ......................................    (119)      (269)
                                                      -------    -------
Net cash used for investing activities ..............  (3,732)    (1,441)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (183)      (151)
  Common stock issued, including treasury
    shares reissued .................................       4          7
  Treasury shares purchased..........................    (200)      (218)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............   3,317      1,735
  Payments on long-term debt ........................    (638)      (673)
  Short-term borrowings -- net ......................   1,009        (20)
                                                      -------    -------
Net cash provided by financing activities ...........   3,309        680
                                                      -------    -------
Effect of exchange rate changes on cash .............     (22)       (12)
                                                      -------    -------
(Decrease) increase in cash and
  short-term investments ............................     (71)        70

Cash and short-term investments at the
  beginning of the period ...........................     292        487
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   221    $   557
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES<F1>
                                                       June 30,  June 30,
                                                         1998      1997
                                                       --------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   876    $   829
  Adjustments for noncash items:
    Depreciation and amortization ...................     351        310
    Profit of Financial Products ....................     (92)       (61)
    Other ...........................................     (23)       (56)

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     778       (160)
    Inventories .....................................    (408)      (298)
    Accounts payable and accrued expenses ...........     (86)       217
    Other -- net ....................................    (139)       (77)
                                                      -------    -------
Net cash provided by operating activities ...........   1,257        704
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (304)      (222)
  Expenditures for equipment leased to others .......      (2)         -
  Proceeds from disposals of property, plant,
    and equipment ...................................       9          1
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Net short-term loans to Financial Products.........     193       (206)
  Investments and acquisitions(net of cash acquired).  (1,324)       (22)
  Other -- net ......................................    (257)      (207)
                                                      -------    -------
Net cash used for investing activities ..............  (1,685)      (656)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (183)      (151)
  Common stock issued, including treasury
    shares reissued .................................       4          7
  Treasury shares purchased..........................    (200)      (218)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............     286        459
  Payments on long-term debt ........................     (48)      (116)
  Short-term borrowings -- net ......................     521          4
                                                      -------    -------
Net cash provided by(used for)financing activities ..     380        (15)
                                                      -------    -------
Effect of exchange rate changes on cash .............     (25)       (12)
                                                      -------    -------
(Decrease) increase in cash and
  short-term investments ............................     (73)        21

Cash and short-term investments at the
  beginning of the period ...........................     241        445
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   168    $   466
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Six Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       June 30,  June 30,
                                                         1998      1997
                                                       --------  --------
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $    92    $    61
  Adjustments for noncash items:
    Depreciation and amortization ...................      78         66
    Profit of Financial Products ....................       -          -
    Other ...........................................     (67)        (8)

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (968)       (33)
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........      10         27
    Other -- net ....................................       7         26
                                                      -------    -------
Net cash (used for) provided by operating activities     (848)       139
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (3)        (1)
  Expenditures for equipment leased to others .......    (169)      (152)
  Proceeds from disposals of property, plant,
    and equipment ...................................      55         65
  Additions to finance receivables ..................  (4,497)    (3,236)
  Collections of finance receivables ................   2,037      1,547
  Proceeds from sale of finance receivables..........     585        848
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions(net of cash acquired).       -          -
  Other -- net ......................................     (12)       (62)
                                                      -------    -------
Net cash used for investing activities ..............  (2,004)      (991)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (35)         -
  Common stock issued, including treasury
    shares reissued .................................     150          -
  Treasury shares purchased..........................       -          -
  Net short-term loans from Machinery and Engines....    (193)       206
  Proceeds from long-term debt issued ...............   3,031      1,276
  Payments on long-term debt ........................    (590)      (557)
  Short-term borrowings -- net ......................     488        (24)
                                                      -------    -------
Net cash provided by financing activities ...........   2,851        901
                                                      -------    -------
Effect of exchange rate changes on cash .............       3          -
                                                      -------    -------
Increase in cash and
  short-term investments ............................       2         49

Cash and short-term investments at the
  beginning of the period ...........................      51         42
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    53    $    91
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 1998 and 1997, (b) the changes in consolidated stockholders' equity for the six-month periods ended June 30, 1998 and 1997, (c) the consolidated financial position at June 30, 1998 and December 31, 1997, and (d) the consolidated statement of cash flow for the six-month periods ended June 30, 1998 and 1997 have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.


2. The results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results for the entire year 1998.


3. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1997, except as provided in Section C of Item 2 of Part 1 in our quarterly period ended March 31, 1998 Form 10-Q.


4.   Unconsolidated Affiliated Companies

     Combined financial information of the unconsolidated affiliated companies was as follows:

                                    Three Months Ended     Six Months Ended
                                    Mar. 31,   Mar. 31,    Mar. 31,   Mar. 31,
                                     1998       1997        1998       1997
                                    --------   --------    --------  ---------
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $  776     $1,756      $1,560     $2,752
                                    ======     ======      ======     ======

       Profit ....................  $    -     $   31      $   16     $   58
                                    ======     ======      ======     ======


                                                           Mar. 31,   Sep. 30,
                                                            1998       1997
                                                         (Unaudited)
                                                         -----------  --------
     FINANCIAL POSITION

       Assets:
         Current assets .................................   $1,860    $1,949
         Property, plant, and equipment - net............      767       792

         Other assets ...................................      420       331
                                                            ------    ------
                                                             3,047     3,072
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,622     1,610
         Long-term debt due after one year ..............      222       203
         Other liabilities ..............................       99       129
                                                            ------    ------
                                                             1,943     1,942
                                                            ------    ------
       Ownership ........................................   $1,104    $1,130
                                                            ======    ======

5. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           June 30,   Dec. 31,
                                                            1998       1997
                                                        (Unaudited)
                                                        -----------   -------

       Raw materials and work-in-process ................   $1,277    $1,033
       Finished goods ...................................    1,660     1,364
       Supplies .........................................      195       206
                                                            ------    ------
                                                            $3,132    $2,603
                                                            ======    ======


6.   Following is a computation of profit per share:

                                       Three Months Ended   Six Months Ended
                                        June 30,  June 30,  June 30,  June 30,
                                         1998      1997      1998      1997
                                           (Unaudited)         (Unaudited)
                                       ---------  --------  --------  -------


  I. Profit - consolidated (A) .......  $  446   $  435     $  876   $   829
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average common
       shares outstanding (B) .........   365.9    377.1      366.4     378.2

      Assumed conversion of stock
       options ........................     5.9      5.5        5.6       4.9
                                         ------   ------     ------   -------
      Weighted average common
       shares outstanding - assuming
       dilution (C) ...................   371.8    382.6      372.0     383.1
                                         ======   ======     ======   =======

III. Profit per share of common
      stock (A/B) .....................   $1.22    $1.15      $2.39     $2.19

     Profit per share of common
      stock - assuming dilution (A/C).... $1.20    $1.13      $2.36     $2.16

7. The reserve for plant closing and consolidation costs includes the following:

                                                           June 30,   Dec. 31,
                                                            1998       1997
                                                         (unaudited)
                                                         -----------  --------

       Write down of property, plant, and equipment .....   $  103    $  103
       Employee severance benefits ......................       69        95
       Rearrangement, start-up costs, and other .........       21        47
                                                            ------    ------
       Total reserve ....................................   $  193    $  245
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

     At June 30, 1998 and December 31, 1997, the above reserve includes $113 and $153, respectively, of costs associated with the closure of the Component Products Division's Precision Barstock Products (PBP) operation located in York, Pennsylvania. The probable closing of the PBP manufacturing operation was announced in December 1991. In
     March 1996, it was announced that the facility would be closed. We are currently in the process of closing the unit.


8. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in the fair value of derivatives to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We are required to adopt this new accounting standard for the fiscal year beginning January 1, 2000. Given the inherent complexities of this standard, we have not yet determined the full impact that adoption of SFAS 133 will have on our financial position or results of operation. However, at this time, we do not believe that the impact will be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

     Second-quarter sales and revenues rose 15%. Profit was up 3% and profit per share of common stock increased 6% as it also reflected the impact of the ongoing share repurchase program. Profit of $446 million was a second-quarter record and the second best quarter ever, an improvement of $11 million over profit of $435 million in second-quarter 1997. Profit per share of $1.22 ($1.20 assuming dilution) was up 6% and equaled the all-time record for any quarter. Sales and revenues of $5.60 billion were $734 million higher, setting an all-time record for any quarter. An increase in physical sales volume of 14% was the most significant factor contributing to the record sales and revenues, and higher profit.

Machinery and Engines
        Sales of Machinery and Engines were $5.36 billion, an increase of $681 million or 15% from second-quarter 1997. The higher sales were primarily due to the increase in physical sales volume which resulted from higher machine and engine sales both inside and outside the United States. Physical sales volume was up 14%, including Perkins which contributed 6%. Price realization improved slightly.
     Profit before tax was $597 million, $13 million higher than the second quarter a year ago. The primary reasons for the higher profit were the higher physical sales volume and price increases taken over the past year. Partially offsetting were increased spending for major growth initiatives and product line expansions that include electric power generation, agricultural products, and compact machines. Also offsetting were the additional costs associated with the first-quarter acquisition of Perkins.
     Margin (sales less cost of goods sold) of $1.38 billion increased
$153 million or 12% over second-quarter 1997. Margin as a percent of sales was 25.7%, compared with 26.2% a year ago as the favorable impact of price increases and a change in geographic sales mix were more than offset by higher fixed manufacturing costs, slightly lower manufacturing efficiency, and a net unfavorable effect of the dollar. Excluding Perkins, margins would have been higher than a year ago.
     Fixed manufacturing costs were higher and manufacturing efficiency was lower primarily due to the major growth initiatives and product line expansions.
     Selling, general, and administrative expenses (SG&A) were $548 million compared with $483 million in second-quarter 1997. The $65 million increase primarily reflects increased spending levels in support of major growth initiatives and product line expansions. The effect of inflation on costs also contributed to the increase. SG&A expenses, as a percent of sales, were 10.2%, about the same as the second quarter a year ago.

     Research and development expenses (R&D) of $165 million were up
$30 million from second-quarter 1997. The increase reflects expected higher spending in support of new and improved products. R&D expenses, as a percent of sales, were 3.1% compared with 2.9% a year ago.
     Operating profit of $666 million was $58 million or 10% higher than second-quarter 1997. Operating profit, as a percent of sales, was 12.4% compared with 13.0% a year ago.
     Interest expense of $69 million was $11 million higher than a year ago, mostly due to higher average debt levels to finance the acquisition of Perkins during first-quarter 1998.
     Other income/expense reflects a net decrease in income of $34 million from second-quarter 1997 mostly due to the discount taken on the sale of receivables to Caterpillar Financial Services Corporation (Cat Financial) and also due to an unfavorable change in foreign exchange gains and losses.

Financial Products
     Financial Products' second-quarter revenues were a record $276 million, up $76 million or 38% compared with second-quarter 1997. The increase resulted primarily from continued growth in Cat Financial's portfolio. The portfolio was up $3 billion or 45% from the same period last year, the result of new business and the purchase of $1 billion of trade receivables from Caterpillar Inc. in the first half of 1998.
     Before-tax profit was $69 million, an increase of $15 million or 28% from the second quarter a year ago. The increase resulted primarily from favorable reserve adjustments and higher investment income at Caterpillar Insurance Co. Ltd. (Cat Insurance), and the portfolio growth at Cat Financial.
     Selling, general, and administrative expenses were $92 million, up
$22 million from a year ago, principally the result of provisions for credit losses and increased depreciation on leased equipment due to Cat Financial's record new business and other increases due to growth.
     Interest expense was up $35 million, a result of increased borrowings to support the larger portfolio which includes the receivables purchased from Caterpillar Inc.
     Other income and expense was income of $9 million, a decrease of $4 million from a year ago.

Income Taxes
     The provision for income taxes was $220 million, compared with $217 million last year. The $3 million increase reflects the higher taxes due on the increased before-tax profit, partially offset by the impact of a lower effective tax rate of 33% compared with 34% in second-quarter 1997. The lower tax rate accounted for $7 million in lower taxes.

Unconsolidated Affiliated Companies
     Our share of unconsolidated affiliated companies' results decreased $14 million from the second quarter a year ago. The major factor was unfavorable results at Shin Caterpillar Mitsubishi Ltd. due primarily to lower sales volume resulting from the severe economic downturn in Japan and Southeast Asia.

Sales
     Following are summaries of second-quarter company sales and dealer deliveries compared with the same quarter in 1997.

Caterpillar Sales Inside the United States
------------------------------------------
     Caterpillar sales inside the United States were $2.72 billion, a $303 million or 13% increase over second quarter last year. Both machine and engine sales benefited from the strong U.S. economy. End-user demand rose in most applications reflecting the strong economy, low inflation, stable interest rates, and high levels of consumer and business confidence. In addition to higher physical sales volume, price realization also increased.
     Sales inside the United States during the second quarter were 51% of worldwide sales compared with 52% a year ago.

U.S. Dealer Machine Sales to End Users
     U.S. dealer machine sales to end users increased due to higher industry demand. Sales into all key construction sectors rose reflecting the robust activity of the economy over the past year and more than offset a decline in coal and metal mining, and agricultural applications. However, sales into the largest commodity sector, non-metal mining, rose in response to higher aggregate production. Sales also were higher in the petroleum and forestry sectors. In other applications, sales to landfills increased while sales to industrial users declined.

Deliveries to U.S. Dealer Dedicated Rental Fleets
     Deliveries to U.S. dealer dedicated rental fleets increased from second-quarter 1997. At the end of the second quarter, U.S. dealer dedicated rental units were higher than year-earlier levels, and up from the end of the first quarter.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories fell from the end of the first quarter reflecting strong end-user demand. At the end of the second quarter, dealer inventories were above year-ago levels and about normal relative to current selling rates.

Company Engine Sales Inside the United States
     Company engine sales inside the United States were above year-earlier levels reflecting good economic growth and strong industry demand. Sales of reciprocating engines were higher in all major applications, including on-highway trucks, power generation, industrial, and marine. Sales of turbine engines also exceeded year-earlier levels due to gains in industrial power generation.


Caterpillar Sales Outside the United States
-------------------------------------------
     Caterpillar sales outside the United States were $2.64 billion, a $378 million or 17% increase over second-quarter 1997. Approximately two-thirds of the increase is due to the acquisition of Perkins in the first quarter of 1998. Sales of both machines and engines increased as higher sales in Europe, Latin America, Canada, and Africa/Middle East more than offset lower sales in the Asia/Pacific region. The increase was due to higher physical sales volume as price realization declined.
     Sales outside the United States represented 49% of worldwide sales compared with 48% a year ago.

Dealer Machine Sales to End-Users Outside the United States
     Dealer machine sales to end-users outside the United States rose from year-earlier levels as higher sales in Latin America, Canada, Europe, and Australia more than offset lower sales elsewhere.
     - Europe: Sales for the region were higher, reflecting continued improvement in economic activity and business confidence. Sales were up in Germany, France, and Italy, but lower in the United Kingdom and Spain.
     - Canada: Sales increased in response to higher industry demand, reflecting continued good economic growth, moderate interest rates and higher housing starts. Sales into construction and petroleum applications were particularly strong while sales into coal and metal mining applications were down.
     - Latin America: Sales improved as moderate to good economic growth continued for most of the region. Sales were up in the key countries of Brazil, Argentina, Mexico, Peru, and Chile.
     - Africa/Middle East: Sales remained near year-earlier levels reflecting the impact of low prices for oil and other commodities. Sales were higher in Turkey but lower in South Africa.
     - Asia (excluding Japan): Sales continued to decline sharply in response to the severe economic downturn in Southeast Asia and South Korea. In China, economic growth has slowed from year earlier but demand is still rising.
     - Australia: Sales increased as higher demand in the construction and coal mining sectors more than offset a decline in metal mining applications.
     - Japan: Sales of imported product fell significantly in response to the ongoing recession.
     - Commonwealth of Independent States (CIS): Sales declined as Russia slipped back into recession.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were down from the end of the first quarter due to a large reduction in Asia. Dealer new machine inventories were still above year-earlier levels, however, due to increases in Canada, Latin America, and Europe where end-user demand is growing. At the end of the second quarter, dealer inventories were about normal relative to current selling rates.

Company Engine Sales Outside the United States
     Company engine sales outside the United States exceeded year-earlier levels with growth in all regions, especially Europe, Latin America, and Canada. (Without Perkins, sales still would have been higher in all regions, including Asia.) Sales of reciprocating engines were higher, reflecting increased demand for on-highway trucks. Sales of turbine engines also increased due to gains in oil and gas applications.

THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED MARCH 31, 1998

     Second-quarter profit of $446 million or $1.22 per share ($1.20 assuming dilution) was $16 million higher than first-quarter profit of $430 million or $1.17 per share ($1.15 assuming dilution). An 18% increase in physical sales volume was the most significant factor contributing to the higher profit.

Machinery and Engines
       Profit before tax for Machinery and Engines was $597 million, a $44 million increase from the previous quarter. Sales of $5.36 billion increased $784 million or 17%, primarily because of the higher physical sales volume. Price realization was about 1% lower.
     The increase in physical sales volume was the result of higher machine and engine sales inside and outside the United States. Physical sales volume was up 18%, including 4% from Perkins. Price realization was about 1% lower as price increases realized during the quarter were more than offset by higher sales discounts and the effect of the stronger dollar on sales denominated in currencies other than the U.S. dollar.
     Margin was $140 million higher than the first quarter, primarily the result of the 18% increase in physical sales volume. As a percent of sales, the margin rate was 25.7% compared with 27.1% last quarter. The lower margin rate was primarily due to the higher sales discounts, higher fixed manufacturing costs, slightly lower manufacturing efficiency, and an unfavorable net effect of the dollar, partially offset by the price increases realized during the quarter.
     Fixed manufacturing costs were higher and manufacturing efficiency was lower primarily due to the major growth initiatives and product line expansions.
     Selling, general, and administrative expenses were $548 million, up
$36 million from the first quarter. The increase reflects continued higher spending levels in support of major growth initiatives and product line expansions.
     Research and development expenses of $165 million were up $10 million from the first quarter. The increase reflects continued higher spending in support of new and improved products.
     Operating profit of $666 million increased $94 million. As a percent of sales, operating profit was 12.4% compared with 12.5% in the first quarter.
     Interest expense of $69 million was $8 million higher than the first quarter, mostly due to higher average debt levels to finance the Perkins acquisition.
     Other income/expense reflects a net decrease in income of $42 million from last quarter primarily due to an unfavorable change in foreign exchange gains and losses, and discounts taken on the sale of receivables to Cat Financial.

Financial Products
     Financial Products' revenues of $276 million were up $36 million from the first quarter, primarily due to Cat Financial's portfolio growth.
     Before-tax profit was $69 million, a decrease of $7 million, primarily the result of lower investment income at Cat Insurance, partially offset by higher earnings from Cat Financial's larger portfolio.

Income Taxes
     Income tax expense of $220 million increased $13 million from the previous quarter. The increase reflects the higher profit before tax. The tax rate was 33% in both quarters.

Unconsolidated Affiliated Companies
     Our share of unconsolidated affiliated companies' results decreased $8 million from the previous quarter. The major factor was unfavorable results at Shin Caterpillar Mitsubishi Ltd. due primarily to lower sales volume resulting from the severe economic downturn in Japan and Southeast Asia.


SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

     Profit for the six months ended June 30, 1998 was $876 million or $2.39 per share of common stock ($2.36 assuming dilution), an improvement of $47 million over profit of $829 million or $2.19 per share ($2.16 assuming dilution) for the first six months of 1997. Sales and revenues of $10.40 billion were $1.27 billion higher than last year.

Machinery and Engines
     Sales were $9.93 billion, an increase of $1.18 billion from the same period last year. Profit before tax was $1.15 billion, an improvement of $32 million. The primary reason for the increase in profit was higher physical sales volume.
     The increase in physical sales volume resulted from higher machine and engine sales both inside and outside the United States.
     Price realization improved due to price increases taken over the past year and a favorable change in geographic sales mix. These favorable items were partially offset by the negative effect of the stronger dollar on sales denominated in currencies other than the U.S. and higher sales discounts.
     Margin increased $301 million primarily because of the higher physical sales volume. Margin as a percent of sales was 26.4%, about the same as a year ago. The favorable impact of the higher physical sales volume and price increases taken over the past year were offset by higher fixed manufacturing costs, lower manufacturing efficiency, an unfavorable change in product sales mix, and higher discounts.
     Fixed manufacturing costs were higher and manufacturing efficiency was lower primarily due to the major growth initiatives and product line expansions that include electric power generation, agricultural products, and compact machines. The unfavorable change in product sales mix was primarily the result of the addition of Perkins product which had a slightly lower margin. The net effect of the dollar on the margin rate was nominal, as the favorable effect of the stronger dollar on costs incurred in Japanese yen and European currencies was offset by the negative impact on price realization.
     Selling, general, and administrative expenses were $1.06 billion, compared with $907 million during the first six months of 1997. The
$153 million increase primarily reflects increased spending levels in support of major growth initiatives and product line expansions. The effects of inflation on costs also contributed to the increase.

     Research and development expenses were $320 million, compared with $252 million during the first six months of 1997. The $68 million increase primarily reflects expected higher spending in support of new and improved products.
     Operating profit of $1.24 billion was $80 million higher than the first six months of 1997. Operating profit as a percent of sales was 12.5% compared with 13.2% a year ago.
     Interest expense of $130 million was $20 million higher than a year ago, mostly due to higher average debt levels to finance the acquisition of Perkins during first-quarter 1998.
     Other income/expense was income of $42 million compared with income of $70 million last year. The decrease of $28 million is mostly due to the discount taken on the sale of receivables to Cat Financial.

Financial Products
     Financial Products' revenues for the six months ended June 30, 1998, were $516 million, up $120 million from the same period a year ago. The increase was primarily the result of Cat Financial's portfolio growth.
     Before-tax profit for Financial Products was $145 million, an increase of $48 million from the first six months of 1997. The increase resulted primarily from more favorable reserve adjustments and higher investment income at Cat Insurance.
     Selling, general and administrative expenses were up $23 million, principally the result of provisions for credit losses and increased depreciation on leased equipment due to Cat Financial's record new business and other increases due to growth, partially offset by more favorable reserve adjustments at Cat Insurance.
     Interest expense was $59 million higher due to increased borrowings to support the larger portfolio.

Income Taxes
     Tax expense was $427 million, $14 million higher than a year ago. The increase reflects higher before-tax profit partially offset by the impact of a lower effective tax rate of 33% compared with 34% a year ago.

Unconsolidated Affiliated Companies
     The company's share of unconsolidated affiliated companies' profit was $8 million, down $19 million from a year ago. The major factor for the decrease was unfavorable results at Shin Caterpillar Mitsubishi Ltd. due primarily to lower sales volume resulting from the severe economic downturn in Japan and Southeast Asia.

EMPLOYMENT
     At the end of the second quarter, Caterpillar's worldwide employment was 65,947 compared with 58,336 one year ago. Hourly employment increased 3,843 to 37,400; salaried and management employment increased 3,768 to 28,547. The increases were largely due to acquisitions.

ECONOMIC AND INDUSTRY OUTLOOK
     In the United States, Gross Domestic Product (GDP) is now expected to grow almost 3.5% in 1998, slightly better than anticipated in April. Demand for goods and services has recently been growing at the fastest pace since 1983-1984. The economy is forecast to slow some in the second half, but this will be an outstanding year in terms of industry demand for both machines and engines. Overall, industry demand for machines in 1998 is expected to be up about 10% for the year. Industry demand for engines also is forecast to be moderately higher with gains in all markets, especially truck Original Equipment Manufacturers.
     In Canada, continued strong economic growth in 1998 should result in higher machine and engine industry demand for the year.
     In Western Europe, economic activity picked up in the first half. This momentum should carry through the remainder of the year, resulting in GDP growth of 3% for the year as a whole. Consumer and business confidence should continue to rise as unemployment falls contributing to an excellent investment environment. Industry demand is forecast to increase for both machines and engines.
     In Central Europe, good economic growth should continue throughout 1998 with industry demand exceeding 1997 levels.
     The outlook for the Asia/Pacific region continues to deteriorate. Indonesia, Thailand, and Korea are experiencing severe recessions. China is still growing but at a much slower pace than in 1997. Overall, developing Asia is now forecast to register no growth in 1998, and industry demand for both machines and engines will fall significantly from 1997 levels.
     Japan is now expected to remain in deep recession throughout this year. Consequently, industry demand will decline significantly in 1998.
The Australian economy continues to register moderate growth despite much lower Asian exports. A strong construction sector should offset weakness in mining and agriculture resulting in slightly higher industry demand for the year. Engine industry demand should remain near 1997 levels.
     In Latin America, GDP growth is still expected to be 3.5% this year leading to higher industry demand for both machines and engines.
     The Africa/Middle East region has been hurt by lower commodity prices, especially for oil. With weak economic growth, industry demand will likely decline in 1998 for machines and engines.
     In the CIS, Russia has slipped back into recession, struggling with currency and budget problems. Consequently, industry demand for machines and engines is forecast to decline in 1998.
     In summary, the economic and industry outlook has improved since April for North America, but continues to deteriorate for Asia. In total, worldwide industry demand for machines is still expected to decline only slightly in 1998, unchanged from our January 1998 and April 1998 outlook. Worldwide industry demand for engines is still expected to exceed 1997 levels due to continued strength in North America.

COMPANY OUTLOOK
     Our outlook for 1998 worldwide sales and revenues remains unchanged from that issued with our third-quarter 1997 results, which called for sales and revenues (excluding Perkins, which was acquired during the first quarter) to slightly surpass 1997's record levels.

     Investments in major initiatives to enhance long-term growth and shareholder returns continue in 1998. These initiatives include electric power generation, agricultural products, compact machines, and further strengthening of our product support network to better link customer, dealer, and company operations.
     For Machinery and Engines (excluding Perkins), total capital expenditures, which were $819 million in 1997, are expected to be slightly higher in 1998. R&D and SG&A expenditures will increase in 1998 in support of expanded operations and the major growth initiatives, however, the rate of increase is expected to be less than in recent years.
     Despite these expenditures for major growth initiatives, our outlook for profit in 1998 remains unchanged from that issued with our fourth-quarter 1997 results and is expected to be near 1997's record. Profit per share will be favorably impacted by the share buy-back program announced in June 1995, which we anticipate will be completed during 1998. Cash flow from operations and our financial position are expected to remain strong.
     The information included in the Outlook section is forward looking and involves risks and uncertainties that could significantly impact expected results. A discussion of these risks and uncertainties is contained in Form 8-K filed with the Securities & Exchange Commission on July 15, 1998.

B.  Liquidity & Capital Resources
     Consolidated operating cash flow totaled $374 million through the second quarter of 1998, compared with $843 million during the first six months of 1997. This decrease is largely attributed to a decrease in accounts payable and accrued expenses and an increase in inventory over the same period a year ago.
     Total debt at the end of the first six months was $12.25 billion, an increase of $3.68 billion from year-end 1997. Over this period, debt related to Machinery and Engines increased $832 million, to $3.31 billion, while debt related to Financial Products increased $2.85 billion to $8.94 billion.
     During 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over a three to five year period. From inception in June 1995 through June 30, 1998, 39.9 million shares have been repurchased under the plan. The number of shares outstanding at June 30, 1998, was
364.8 million. When the 10% share repurchase program is completed later this year, approximately 360 million shares will be outstanding.

Machinery and Engines
     Operating cash flow totaled $1.26 billion through the second quarter of 1998, compared with $704 million for the same period a year ago. The increase in operating cash flow primarily results from the $938 million decrease in accounts receivable compared to same period a year ago. This decrease is largely attributed to a $1.01 billion sale of receivables to Cat Financial. Partially offsetting this decrease in receivables was a $303 million decrease in accounts payable and a $110 million increase in inventory compared to the same period a year ago.

     Capital expenditures, excluding equipment leased to others, totaled $304 million through second quarter 1998 compared with $222 million for the same period a year ago. Total debt increased by $832 million. During the first quarter 1998, $250 million of Eurobond notes were issued to partially fund the Perkins acquisition. Additionally, through second quarter 1998, short term borrowings increased by $534 million in order to meet working capital needs. This additional debt increased the percent of debt to debt plus stockholders equity from 35% at December 31, 1997, to 39% at June 30, 1998.


Financial Products
     Operating cash flow totaled $(848) million through the second quarter of 1998, compared with $139 million for the same period a year ago. This decrease resulted from the purchasing of $1.01 billion of Machinery and Engines trade receivables. Cash used to purchase equipment leased to others totaled $169 million through the first six months of 1998. In addition, net cash used for finance receivables was $1.88 billion through second-quarter 1998, compared with $841 million for the same period a year ago.
     Financial Products' debt was $8.94 billion at June 30, 1998, an increase of $2.85 billion from December 31, 1997 and was primarily comprised of $5.76 billion of medium term notes, $153 million of notes payable to banks and $2.93 billion of commercial paper. At the end of the second quarter, finance receivables past due over 30 days were 1.2%, compared with 1.9% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.9:1 at June 30, 1998, compared with 7.8:1 at
December 31, 1997.
     Financial Products had outstanding credit lines totaling $3.80 billion at June 31, 1998, which included $2.25 billion of shared revolving credit agreements with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings.


PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

     We have twelve employee stock purchase plans administered outside the United States for our foreign employees. These plans are not registered with the Securities and Exchange Commission and are exempt from such registration pursuant to Regulation S under the Securities Act. As of December 31, 1997, those plans had approximately 2,850 participants in the aggregate. During the Second Quarter of 1998, a total of 35,632 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

     Exhibit No.   Description
     ----------    -----------

      10           Caterpillar Inc. 1996 Stock Option and
                     Long-Term Incentive Plan, as amended
                          and restated


      27.1         Restated Financial Data Schedule for Year-End 1995.
      27.2         Restated Financial Data Schedule for First Quarter 1996.
      27.3         Restated Financial Data Schedule for Second Quarter 1996.
      27.4         Restated Financial Data Schedule for Third Quarter 1996.
      27.5         Restated Financial Data Schedule for Year-End 1996.
      27.6         Restated Financial Data Schedule for First Quarter 1997.
      27.7         Restated Financial Data Schedule for Second Quarter 1997.
      27.8         Financial Data Schedule for Second Quarter 1998.


    (b) One report on Form 8-K, dated April 17, 1998, was filed during the quarter ending June 30, 1998, pursuant to Item 5 of that form. Four additional Form 8-Ks dated July 15, 1998 were filed pursuant to
          Item 5.  No financial statements were filed as part of those reports.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: August __, 1998               By: /s/ D. R. Oberhelman
                                       ----------------------
                                     D. R. Oberhelman, Vice President
                                     and Chief Financial Officer

Date: August __, 1998               By: /s/ R. R. Atterbury III
                                       -------------------------
                                     R. R. Atterbury III, Secretary

                              EXHIBIT INDEX



Exhibit
Number           Description

10               Caterpillar Inc. 1996 Stock Option and
                   Long-Term Incentive Plan, as amended and restated

27.1             Restated Financial Data Schedule for Year-End 1995.
27.2             Restated Financial Data Schedule for First Quarter 1996.
27.3             Restated Financial Data Schedule for Second Quarter 1996.
27.4             Restated Financial Data Schedule for Third Quarter 1996.
27.5             Restated Financial Data Schedule for Year-End 1996.
27.6             Restated Financial Data Schedule for First Quarter 1997.
27.7             Restated Financial Data Schedule for Second Quarter 1997.
27.8             Financial Data Schedule for Second Quarter 1998.