Form 10-Q
period 1998-09-30
CATERPILLAR INC
filed 1998-11-16
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

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

At September 30, 1998, 358,688,189 shares of common stock of the Registrant were outstanding.

This summary highlights selected information from this document and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the third quarter, you should read this entire document carefully.

SUMMARY OF RESULTS
------------------

On October 16, 1998 Caterpillar Inc. reported its best third quarter ever for sales and revenues. Profit and profit per share were the second highest for a third quarter. Sales and revenues of $5.17 billion, rose 12% (including 5% from Perkins) from third-quarter 1997. Profit of $336 million was down 13% from the third-quarter record set in 1997 as the additional margin from higher sales and revenues was more than offset by continued higher spending for growth initiatives, including the first-quarter acquisition of Perkins. Profit per share of $.92 assuming dilution was down 9% and benefited from the share repurchase program which was completed during the quarter. Additionally, the company announced a new share repurchase program to reduce the number of outstanding shares to 320 million.

Commenting on the announcements, Caterpillar Chairman and CEO
Donald V. Fites said, "Our organization continues to deliver solid financial results, despite current global economic uncertainties, severe economic conditions in Southeast Asia and Japan, and our ongoing investments for long-term growth. Our strategy is to maintain a balance which will allow us to continue delivering strong financial performance, and at the same time remain focused on achieving our aggressive growth targets. The new stock repurchase initiative sends a strong signal regarding the company's future cash flows and directors' confidence that Caterpillar stock is an excellent long-term investment."

HIGHLIGHTS - THIRD-QUARTER 1998 COMPARED WITH THIRD-QUARTER 1997
----------------------------------------------------------------
* Sales and revenues of $5.17 billion, the highest ever for a third quarter, rose 12% (5% from Perkins).
* Profit of $336 million, the second best ever for a third quarter, was down 13%.
* Profit per share of $.92 assuming dilution, also the second best ever for a third quarter, was down 9%.
*  Physical sales volume rose 13%, with Perkins adding 6%.
* Sales, excluding Perkins, were up 19% inside the United States and down 5% outside the United States.
*  Revenues from Financial Products increased 34%.

SHARE REPURCHASES
-----------------

The 10% share repurchase program initiated in 1995 was completed during the quarter. The number of shares outstanding at September 30, 1998, was 358.7 million. The Board of Directors has authorized another share repurchase program to reduce the number of outstanding shares to 320 million within the next three to five years.

OUTLOOK
--------

The company's outlook for 1998 worldwide sales and revenues remains unchanged from that issued with our third-quarter 1997 results that called for sales and revenues (excluding Perkins) to slightly surpass 1997's record levels. The company's profit outlook for 1998 remains unchanged from the one issued in January 1998, which called for profit to be near 1997's record. Our preliminary 1999 outlook is for company sales and revenues to be near 1998 record levels. (Complete outlook begins on page 21.)

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                                     CONSOLIDATED

                                        Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,   Sep. 30, Sep. 30,
                                          1998      1997       1998     1997
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $4,906   $ 4,385    $14,836  $13,133
  Revenues of Financial Products .......    267       215        735      599
                                         ------    ------     ------   ------
  Total sales and revenues .............  5,173     4,600     15,571   13,732

OPERATING COSTS:
  Cost of goods sold ...................  3,748     3,278     11,060    9,709
  Selling, general and
    administrative expenses ............    631       561      1,852    1,606
  Research and development expenses ....    163       132        483      384
  Interest expense of
    Financial Products .................    135        96        357      260
                                        ------    ------     ------   ------
  Total operating costs ................  4,677     4,067     13,752   11,959
                                         ------    ------     ------   ------
OPERATING PROFIT .......................    496       533      1,819    1,773

  Interest expense excluding
    Financial Products .................     68        53        198      163
  Other income (expense) ...............     43        62        145      147
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES            471       542      1,766    1,757

  Provision for income taxes ...........    138       166        565      579
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    333       376      1,201    1,178

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      3         9         11       36
  Equity in profit of Financial
    Products subsidiaries ..............      -         -          -        -
                                         ------    ------     ------   ------

PROFIT .................................  $ 336     $ 385     $1,212   $1,214
                                         ======    ======     ======   ======

PROFIT PER SHARE OF COMMON STOCK
   (NOTE 6) ............................ $ 0.93    $ 1.03     $ 3.32   $ 3.22
                                         ======    ======     ======   ======
PROFIT PER SHARE OF COMMON STOCK -
   ASSUMING DILUTION(NOTE 6) ........... $ 0.92    $ 1.01     $ 3.28   $ 3.17
                                         ======    ======     ======   ======

Cash dividends paid per share of
   common stock ........................ $  .30    $  .25    $  .80    $  .65


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)

                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                  MACHINERY AND ENGINES (1)

                                        Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,   Sep. 30, Sep. 30,
                                          1998      1997       1998     1997
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $4,906   $ 4,385    $14,836  $13,133
  Revenues of Financial Products .......      -         -          -        -
                                         ------    ------     ------   ------
  Total sales and revenues .............  4,906     4,385     14,836   13,133

OPERATING COSTS:
  Cost of goods sold ...................  3,748     3,278     11,060    9,709
  Selling, general and
    administrative expenses ............    545       481      1,605    1,388
  Research and development expenses ....    163       132        483      384
  Interest expense of
    Financial Products .................      -         -          -        -
                                        ------    ------     ------   ------
  Total operating costs ................  4,456     3,891     13,148   11,481
                                         ------    ------     ------   ------
OPERATING PROFIT .......................    450       494      1,688    1,652

  Interest expense excluding
    Financial Products .................     68        53        198      163
  Other income (expense) ...............     10        51         52      121
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES            392       492      1,542    1,610

  Provision for income taxes ...........    108       147        482      524
                                         ------    ------     ------   ------
  Profit of consolidated companies .....    284       345      1,060    1,086

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      3         9         11       36
  Equity in profit of Financial
    Products subsidiaries ..............     49        31        141       92
                                         ------    ------     ------   ------

PROFIT .................................  $ 336     $ 385     $1,212   $1,214
                                         ======    ======     ======   ======


(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                 (Millions of dollars except per share data)


                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                     FINANCIAL PRODUCTS

                                        Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,   Sep. 30, Sep. 30,
                                          1998      1997       1998     1997
SALES AND REVENUES:
  Sales of Machinery and Engines ....... $    -   $     -    $     -   $    -
  Revenues of Financial Products .......    296       221        812      617
                                         ------    ------     ------   ------
  Total sales and revenues .............    296       221        812      617

OPERATING COSTS:
  Cost of goods sold ...................      -         -          -        -
  Selling, general and
    administrative expenses ............     94        86        267      236
  Research and development expenses ....      -         -          -        -
  Interest expense of
    Financial Products .................    136        99        365      269
                                         ------    ------     ------   ------
  Total operating costs ................    230       185        632      505
                                         ------    ------     ------   ------
OPERATING PROFIT .......................     66        36        180      112

  Interest expense excluding
    Financial Products .................      -         -          -        -
  Other income (expense) ...............     13        14         44       35
                                         ------    ------     ------   ------
CONSOLIDATED PROFIT BEFORE TAXES             79        50        224      147

  Provision for income taxes ...........     30        19         83       55
                                         ------    ------     ------   ------
  Profit of consolidated companies .....     49        31        141       92

  Equity in profit of unconsolidated
    affiliated companies (Note 4) ......      -         -          -        -
  Equity in profit of Financial
    Products subsidiaries ..............      -         -          -        -
                                         ------    ------     ------   ------

PROFIT .................................  $  49     $  31      $ 141    $  92
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Changes in Stockholders' Equity
                           For Nine Months Ended
                                 (Unaudited)
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                     Sep. 30,       Sep. 30,
                                                       1998          1997
                                                  ------------   ------------
Common Stock:
   Balance at beginning of period ............... $ (442)        $  50
   Common shares issued, including treasury
    shares reissued:(Sep. 30, 1998 -- 673,647
    shares; Sep. 30, 1997 -- 1,312,389 shares) ..     14            24
   Treasury shares purchased:
    Sep. 30, 1998 -- 9,983,300;
    Sep. 30, 1997 -- 9,725,712 .................... (491)         (470)
   Issuance of common stock to effect 2-for-1
    stock split ...................................    -           188
                                                    -----         -----
   Balance at end of period ......................  (919)         (208)
                                                    -----         -----

Profit employed in the business:
   Balance at beginning of period ................ 5,026         3,904
   Profit ........................................ 1,212  $1,212 1,214 $1,214
   Dividends declared ............................  (201)         (171)
   Issuance of common stock to effect 2-for-1
    stock split ...................................    -          (188)
                                                   -----         -----
   Balance at end of period ...................... 6,037         4,759
                                                   -----         -----

Accumulated other comprehensive income:
   Foreign currency translation adjustment (1):
     Balance at beginning of period ..............    95           162
     Aggregate adjustment for period .............   (43)   (43)   (27)   (27)
                                                    -----  -----  -----   ----
     Balance at end of period ....................    52           135
                                                    -----         -----

   Comprehensive income ..........................        $1,169       $1,187
                                                          ======       ======

Stockholders' equity at end of period ........... $5,170        $4,686
                                                  ======        ======


(1) No reclassification adjustments or tax effects to report.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                          CONSOLIDATED
                                                       Sep. 30,  Dec. 31,
                                                         1998      1997
ASSETS
  Current assets:
    Cash and short-term investments .................  $   235   $   292
    Receivables -- trade and other ..................    3,605     3,331
    Receivables -- finance ..........................    3,862     2,660
    Deferred income taxes and prepaid expenses ......      968       928
    Inventories (Note 5) ............................    3,116     2,603
                                                       -------   -------
  Total current assets ..............................   11,786     9,814

  Property, plant, and equipment -- net .............    4,517     4,058
  Long-term receivables -- trade and other ..........      124       134
  Long-term receivables -- finance ..................    4,755     3,881
  Investments in unconsolidated
     affiliated companies (Note 4) ..................      769       751
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................    1,002     1,040
  Intangible assets .................................    1,236       228
  Other assets ......................................      945       850
                                                       -------   -------
TOTAL ASSETS ........................................  $25,134   $20,756
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   583   $   484
    Accounts payable and accrued expenses ...........    3,678     3,358
    Accrued wages, salaries, and employee benefits ..    1,125     1,128
    Dividends payable ...............................        -        92
    Deferred and current income taxes payable .......       97       175
    Deferred liability ..............................        -         -
    Long-term debt due within one year ..............    1,922     1,142
                                                       -------   -------
  Total current liabilities .........................    7,405     6,379

  Long-term debt due after one year .................    9,726     6,942
  Liability for postemployment benefits .............    2,714     2,698
  Deferred income taxes and other liabilities .......      119        58
                                                       -------   -------
TOTAL LIABILITIES ...................................   19,964    16,077
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 900,000,000
    Issued shares (Sep. 30, 1998 -- 407,447,312;
    Dec. 31, 1997 -- 407,447,312) at paid in amount .    1,066     1,071
  Profit employed in the business ...................    6,037     5,026
  Accumulated other comprehensive income ............       52        95
  Treasury stock (Sep. 30, 1998 -- 48,759,123
    shares; Dec. 31, 1997 -- 39,436,972 shares)
    at cost..........................................   (1,985)   (1,513)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    5,170     4,679
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $25,134   $20,756
                                                       =======   =======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1997 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES (1)
                                                       Sep. 30,  Dec. 31,
                                                         1998      1997
ASSETS
  Current assets:
    Cash and short-term investments .................  $   162   $   241
    Receivables -- trade and other ..................    2,456     3,346
    Receivables -- finance ..........................       -         -
    Deferred income taxes and prepaid expenses ......      952       935
    Inventories (Note 5) ............................    3,116     2,603
                                                       -------   -------
  Total current assets ..............................    6,686     7,125

  Property, plant, and equipment -- net .............    3,867     3,483
  Long-term receivables -- trade and other ..........      124       134
  Long-term receivables -- finance ..................        -         -
  Investments in unconsolidated
     affiliated companies (Note 4) ..................      769       751
  Investments in Financial Products subsidiaries ....    1,203       882
  Deferred income taxes .............................    1,023     1,075
  Intangible assets .................................    1,236       228
  Other assets ......................................      584       510
                                                       -------   -------
TOTAL ASSETS ........................................  $15,492   $14,188
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $    47   $    53
    Accounts payable and accrued expenses ...........    3,242     3,020
    Accrued wages, salaries, and employee benefits ..    1,117     1,120
    Dividends payable ...............................        -        92
    Deferred and current income taxes payable .......       47        46
    Deferred liability ..............................        -         -
    Long-term debt due within one year ..............       69        54
                                                       -------   -------
  Total current liabilities .........................    4,522     4,385

  Long-term debt due after one year .................    2,967     2,367
  Liability for postemployment benefits .............    2,714     2,698
  Deferred income taxes and other liabilities .......      119        59
                                                       -------   -------
TOTAL LIABILITIES ...................................   10,322     9,509
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 900,000,000
    Issued shares (Sep. 30, 1998 -- 407,447,312;
    Dec. 31, 1997 -- 407,447,312) at paid in amount .    1,066     1,071
  Profit employed in the business ...................    6,037     5,026
  Accumulated other comprehensive income ............       52        95
  Treasury stock (Sep. 30, 1998 -- 48,759,123
    shares; Dec. 31, 1997 -- 39,436,972 shares)
    at cost..........................................   (1,985)   (1,513)
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    5,170     4,679
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $15,492   $14,188
                                                       =======   =======

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1997 amounts.

                              CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)

                                                SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Sep. 30,  Dec. 31,
                                                         1998      1997
ASSETS
  Current assets:
    Cash and short-term investments .................  $    73   $    51
    Receivables -- trade and other ..................    1,471       285
    Receivables -- finance ..........................    3,862     2,660
    Deferred income taxes and prepaid expenses ......       27         9
    Inventories (Note 5) ............................        -         -
                                                       -------   -------
  Total current assets ..............................    5,433     3,005

  Property, plant, and equipment -- net .............      650       575
  Long-term receivables -- trade and other ..........        -         -
  Long-term receivables -- finance ..................    4,755     3,881
  Investments in unconsolidated
     affiliated companies (Note 4) ..................        -         -
  Investments in Financial Products subsidiaries ....        -         -
  Deferred income taxes .............................        6         5
  Intangible assets .................................        -         -
  Other assets ......................................      361       340
                                                       -------   -------
TOTAL ASSETS ........................................  $11,205   $ 7,806
                                                       =======   =======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   536   $   431
    Accounts payable and accrued expenses ...........      627       654
    Accrued wages, salaries, and employee benefits ..        8         8
    Dividends payable ...............................        -         -
    Deferred and current income taxes payable .......       50       129
    Deferred liability ..............................      142         -
    Long-term debt due within one year ..............    1,853     1,088
                                                       -------   -------
  Total current liabilities .........................    3,216     2,310

  Long-term debt due after one year .................    6,759     4,575
  Liability for postemployment benefits .............        -         -
  Deferred income taxes and other liabilities .......       27        39
                                                       -------   -------
TOTAL LIABILITIES ...................................   10,002     6,924
                                                       -------   -------
STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 900,000,000
    Issued shares (Sep. 30, 1998 -- 407,447,312;
    Dec. 31, 1997 -- 407,447,312) at paid in amount .      633       403
  Profit employed in the business ...................      599       506
  Accumulated other comprehensive income ............      (29)      (27)
  Treasury stock (Sep. 30, 1998 -- 48,759,123
    shares; Dec. 31, 1997 -- 39,436,972 shares)
    at cost..........................................        -        -
                                                       -------   -------
TOTAL STOCKHOLDERS' EQUITY ..........................    1,203       882
                                                       -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $11,205   $ 7,806
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

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1997 amounts.

                                CATERPILLAR INC.
                  Statement of Cash Flow for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                                         CONSOLIDATED
                                                       Sep. 30,  Sep. 30,
                                                         1998      1997
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $ 1,212    $ 1,214
  Adjustments for noncash items:
    Depreciation and amortization .....................   652        565
    Profit of Financial Products ......................     -          -
    Other .............................................   (10)        22

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     (53)       (43)
    Inventories .....................................    (378)      (393)
    Accounts payable and accrued expenses ...........      22        396
    Other -- net ....................................    (101)       (99)
                                                       -------    -------
Net cash provided by operating activities ...........   1,344      1,662
                                                       -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (520)      (419)
  Expenditures for equipment leased to others .......    (239)      (216)
  Proceeds from disposals of property, plant,
    and equipment ...................................      89        100
  Additions to finance receivables ..................  (6,348)    (4,900)
  Collections of finance receivables ................   2,848      2,454
  Proceeds from sale of finance receivables..........   1,332      1,119
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions(net of cash acquired).  (1,326)       (25)
  Other -- net ......................................     (35)      (280)
                                                      -------    -------
Net cash used for investing activities ..............  (4,199)    (2,167)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (293)      (245)
  Common stock issued, including treasury
    shares reissued .................................       5         10
  Treasury shares purchased..........................    (491)      (470)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............   4,181      2,280
  Payments on long-term debt ........................    (835)      (887)
  Short-term borrowings -- net ......................     247        133
                                                      -------    -------
Net cash provided by financing activities ...........   2,814        821
                                                      -------    -------
Effect of exchange rate changes on cash .............     (16)       (16)
                                                      -------    -------
(Decrease) increase in cash and
  short-term investments ............................     (57)       300

Cash and short-term investments at the
  beginning of the period ...........................     292        487
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   235    $   787
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

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES (1)
                                                       Sep. 30,  Sep. 30,
                                                         1998      1997
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $ 1,212    $ 1,214
  Adjustments for noncash items:
    Depreciation and amortization ...................     532        462
    Profit of Financial Products ....................    (141)       (92)
    Other ...........................................      16         27

  Changes in assets and liabilities:
    Receivables -- trade and other ..................     958        (36)
    Inventories .....................................    (378)      (393)
    Accounts payable and accrued expenses ...........     (91)       305
    Other -- net ....................................       3       (118)
                                                      -------    -------
Net cash provided by operating activities ...........   2,111      1,369
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (516)      (416)
  Expenditures for equipment leased to others .......      (7)        (4)
  Proceeds from disposals of property, plant,
    and equipment ...................................      13         10
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Net short-term loans to Financial Products.........     195        (50)
  Investments and acquisitions(net of cash acquired).  (1,326)       (25)
  Other -- net ......................................    (269)      (248)
                                                      -------    -------
Net cash used for investing activities ..............  (1,910)      (733)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (293)      (245)
  Common stock issued, including treasury
    shares reissued .................................       5         10
  Treasury shares purchased..........................    (491)      (470)
  Net short-term loans from Machinery and Engines....       -          -
  Proceeds from long-term debt issued ...............     580        461
  Payments on long-term debt ........................     (46)      (116)
  Short-term borrowings -- net ......................     (25)        37
                                                      -------    -------
Net cash used for financing activities ..............    (270)      (323)
                                                      -------    -------
Effect of exchange rate changes on cash .............     (10)       (19)
                                                      -------    -------
(Decrease) increase in cash and
  short-term investments ............................     (79)       294

Cash and short-term investments at the
  beginning of the period ...........................     241        445
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $   162    $   739
                                                      =======    =======

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.


The supplemental consolidating data is presented for the purpose of additional analysis and to provide required supplemental disclosure of information about the Financial Products' subsidiaries. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Nine Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                                 SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Sep. 30,  Sep. 30,
                                                         1998      1997
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   141    $    92
  Adjustments for noncash items:
    Depreciation and amortization ...................     120        103
    Profit of Financial Products ....................       -          -
    Other ...........................................     (24)        (3)

  Changes in assets and liabilities:
    Receivables -- trade and other ..................  (1,086)        13
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........     183         46
    Other -- net ....................................     (52)        42
                                                      -------    -------
Net cash (used for) provided by operating activities     (718)       293
                                                      -------    -------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (4)        (3)
  Expenditures for equipment leased to others .......    (232)      (212)
  Proceeds from disposals of property, plant,
    and equipment ...................................      76         90
  Additions to finance receivables ..................  (6,348)    (4,900)
  Collections of finance receivables ................   2,848      2,454
  Proceeds from sale of finance receivables..........   1,332      1,119
  Net short-term loans to Financial Products.........       -          -
  Investments and acquisitions(net of cash acquired).       -          -
  Other -- net ......................................       4        (62)
                                                      -------    -------
Net cash used for investing activities ..............  (2,324)    (1,514)
                                                      -------    -------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (49)         -
  Common stock issued, including treasury
    shares reissued .................................     230         30
  Treasury shares purchased..........................       -          -
  Net short-term loans from Machinery and Engines....    (195)        50
  Proceeds from long-term debt issued ...............   3,601      1,819
  Payments on long-term debt ........................    (789)      (771)
  Short-term borrowings -- net ......................     272         96
                                                      -------    -------
Net cash provided by financing activities ...........   3,070      1,224
                                                      -------    -------
Effect of exchange rate changes on cash .............     (6)          3
                                                      -------    -------
Increase in cash and
  short-term investments ............................      22          6

Cash and short-term investments at the
  beginning of the period ...........................      51         42
                                                      -------    -------
Cash and short-term investments at the
  end of the period ................................. $    73    $    48
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

See accompanying notes to Consolidated Financial Statements.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars in millions except per share data)


1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and nine-month periods ended September 30, 1998 and 1997,
     (b) the changes in consolidated stockholders' equity for the nine-month periods ended September 30, 1998 and 1997, (c) the consolidated financial position at September 30, 1998 and December 31, 1997, and (d) the consolidated statement of cash flow for the nine-month periods ended September 30, 1998 and 1997 have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

2.   The results for the three- and nine-month periods ended
     September 30, 1998 are not necessarily indicative of the results for the entire year 1998.

3. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1997, except as provided in Part II, Item 1 of this Form 10-Q.

4.   Unconsolidated Affiliated Companies

     Combined financial information of the unconsolidated affiliated companies was as follows:

                                    Three Months Ended     Nine Months Ended
                                    June 30,   June 30,    June 30,   June 30,
                                     1998       1997        1998       1997
     RESULTS OF OPERATIONS
       (Unaudited)

       Sales .....................  $1,225     $  835      $2,785     $3,587
                                    ======     ======      ======     ======

       Profit ....................  $    5     $   21      $   21     $   80
                                    ======     ======      ======     ======


                                                           June 30,   Sep. 30,
                                                            1998       1997
                                                         (Unaudited)

      FINANCIAL POSITION

       Assets:
         Current assets .................................   $1,572    $1,949
         Property, plant, and equipment - net............      750       792
         Other assets ...................................      392       331
                                                            ------    ------
                                                             2,714     3,072
                                                            ------    ------
       Liabilities:
         Current liabilities ............................    1,345     1,610
         Long-term debt due after one year ..............      232       203
         Other liabilities ..............................       74       129
                                                            ------    ------
                                                             1,651     1,942
                                                            ------    ------
       Ownership ........................................   $1,063    $1,130
                                                            ======    ======

5. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           Sep. 30,   Dec. 31,
                                                            1998       1997
                                                        (Unaudited)

       Raw materials and work-in-process ................   $1,264    $1,033
       Finished goods ...................................    1,648     1,364
       Supplies .........................................      204       206
                                                            ------    ------
                                                            $3,116    $2,603
                                                            ======    ======


6.   Following is a computation of profit per share:

                                       Three Months Ended   Nine Months Ended
                                        Sep. 30,  Sep. 30,  Sep. 30,  Sep. 30,
                                         1998      1997      1998      1997
                                                     (Unaudited)


  I. Profit - consolidated (A) .......  $  336   $  385     $ 1,212   $ 1,214
                                         ======   ======     ======   =======
 II. Determination of shares (millions):

      Weighted average common
       shares outstanding (B) .........   361.9    374.7      364.8     377.0

      Assumed conversion of stock
       options ........................     4.9      6.7        5.2       5.3
                                         ------   ------     ------   -------
      Weighted average common
       shares outstanding - assuming
       dilution (C) ...................   366.8    381.4      370.0     382.3
                                         ======   ======     ======   =======

III. Profit per share of common
      stock (A/B) .....................   $0.93    $1.03      $3.32     $3.22

     Profit per share of common
      stock - assuming dilution (A/C)..   $0.92    $1.01      $3.28     $3.17

7. The reserve for plant closing and consolidation costs includes the following:

                                                           Sep. 30,   Dec. 31,
                                                            1998       1997
                                                         (Unaudited)

       Write down of property, plant, and equipment .....   $  103    $  103
       Employee severance benefits ......................       53        95
       Rearrangement, start-up costs, and other .........        7        47
                                                            ------    ------
       Total reserve ....................................   $  163    $  245
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

    At September. 30, 1998 and December 31, 1997, the above reserve includes $84 and $153 million, respectively, of costs associated with the closure of the Component Products Division's Precision Barstock Products(PBP)operation located in York, Pennsylvania. The probable closing of the PBP manufacturing operation was announced in December 1991. In March 1996, it was announced that the facility would be closed. We are currently in the process of closing the unit.

8. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. We are required to adopt this new accounting standard for the fiscal year beginning January 1, 2000. We are currently analyzing the impact of SFAS 133. Due to the inherent complexities of this standard, we have not yet determined the full impact that the adoption of SFAS 133 will have on our financial position, results of operations, or cash flows. However, at this time, we do not believe that the impact will be material.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

A.   Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER 30, 1997

     Third-quarter sales and revenues of $5.17 billion were a third-quarter record, increasing $573 million or 12% due to higher physical sales volume. Profit of $336 million and profit per share of common stock of $.92 assuming dilution were the second highest ever for a third quarter but declined 13% and 9%, respectively, from the third-quarter record set in 1997. Planned higher spending for growth initiatives and the Perkins acquisition more than offset additional margin from higher sales and revenues.

Machinery and Engines
     Sales of Machinery and Engines were $4.91 billion, an increase of $521 million or 12% from third-quarter 1997. The higher sales were due to a 13% increase (6% from Perkins) in physical sales volume. Price realization was about 1% lower as price increases taken over the past year were more than offset by higher sales discounts and the effect of the stronger dollar on sales denominated in currencies other than U.S. dollars.
     Profit before tax was $392 million, $100 million lower than the third-quarter record set a year ago. The primary reason for the lower profit was planned higher spending for growth initiatives as higher costs more than offset the additional margin from higher sales.
     Margin (sales less cost of goods sold) of $1.16 billion increased
$51 million or 5% over third-quarter 1997. Margin as a percent of sales was 23.6% (24.1% excluding Perkins), compared with 25.2% a year ago as the favorable impact of price increases and higher manufacturing efficiency were more than offset by higher sales discounts, higher fixed manufacturing costs, and an unfavorable change in product sales mix.
     Selling, general, and administrative expenses (SG&A) were $545 million, compared with $481 million in third-quarter 1997. The $64 million increase (about one-third from Perkins) primarily reflects increased spending levels in support of major growth initiatives. Cost inflation also contributed to the increase. SG&A expenses as a percent of sales were 11.1%, compared with 11.0% for the third quarter a year ago.
     Research and development expenses (R&D) of $163 million rose $31 million (about one-third from Perkins) from third-quarter 1997. The increase reflects higher spending in support of new and improved products. R&D expenses as a percent of sales were 3.3%, compared with 3.0% a year ago.
     Operating profit of $450 million was $44 million or 9% lower than third-quarter 1997. Operating profit as a percent of sales was 9.2%, compared with 11.3% a year ago.
     Interest expense of $68 million was $15 million higher than a year ago, mostly due to higher average debt levels to finance the Perkins acquisition in the first quarter.

     Other income/expense reflects a net decrease in income of $41 million from third-quarter 1997, primarily due to discounts taken on the sale of trade receivables to Caterpillar Financial Services Corporation
(Cat Financial) to partially finance the purchase of Perkins earlier this year, and an unfavorable change in foreign exchange gains and losses. Discounts taken on this revolving sale of receivables to Cat Financial are reflected in Machinery and Engines as other expense. Revenues offsetting these discounts and related borrowing costs are reflected in Financial Products.

Financial Products
     Financial Products' third-quarter revenues were a record $296 million, up $75 million or 34% compared with third-quarter 1997. The increase resulted primarily from continued growth in Cat Financial's portfolio. The portfolio rose $3.0 billion or 41% from the same period last year, the result of new business and the program started in the first quarter this year to purchase trade receivables from Caterpillar Inc.
     Before-tax profit was $79 million, an increase of $29 million or 58% from third-quarter 1997. The increase resulted primarily from the portfolio growth and gain on sale of receivables at Cat Financial plus favorable insurance reserve adjustments at Caterpillar Insurance Co. Ltd. (Cat Insurance), partially offset by lower investment income at Cat Insurance.
     Selling, general, and administrative expenses were $94 million, up
$8 million from a year ago, principally the result of provisions for credit losses and increased depreciation on leased equipment due to Cat Financial's record new business, as well as other increases related to growth.
     Interest expense was up $37 million, a result of increased borrowings to support the larger portfolio which includes the trade receivables purchased from Caterpillar Inc.
     Other income and expense was income of $13 million, a decrease of $1 million from a year ago.

Income Taxes
     The provision for income taxes was $138 million, compared with $166 million last year. Third-quarter 1998 tax expense reflects an effective annual tax rate of 32% and a favorable adjustment of $13 million to recognize the impact of a tax rate change from 33% used for the first six months of the year. Third-quarter 1997 tax expense reflected an effective annual tax rate of 33% and a favorable adjustment of $12 million to recognize the impact of a change from 34% used for the first six months of the year.

Unconsolidated Affiliated Companies
     Our share of unconsolidated affiliated companies' results decreased
$6 million from the third quarter a year ago. The major factor was less favorable results at Shin Caterpillar Mitsubishi Ltd. due primarily to lower sales volume resulting from the severe economic conditions in Japan and Southeast Asia.

SALES

     Following are summaries of third-quarter company sales and dealer deliveries, compared with the same quarter in 1997.

Caterpillar Sales Inside the United States
------------------------------------------
     Caterpillar sales inside the United States were $2.49 billion, a $410 million or 20% increase over third quarter last year. Both machine and engine sales benefited from continued strong industry demand. End-user demand rose in most applications reflecting good economic growth, low inflation, lower interest rates, and high levels of consumer and business confidence. Price realization was unchanged from a year earlier.
      Sales inside the United States during the third quarter were 51% of worldwide sales compared with 47% a year ago.

U.S. Dealer Machine Sales to End Users
   U.S. dealer machine sales to end users increased due to higher industry demand. Sales into all key construction sectors rose, reflecting the robust construction activity over the past year. Sales also were higher in commodity-related applications with increases in petroleum and coal mining more than offsetting declines in metals mining and forestry. Sales into the non-metals sector were unchanged from a year earlier. Sales to industrial users increased.

Deliveries to U.S. Dealer Dedicated Rental Fleets
     Deliveries to U.S. dealer dedicated rental fleets increased from third-quarter 1997. At the end of third-quarter 1998, U.S. dealer dedicated rental units were higher than year-earlier levels, and up from the end of the second quarter.

U.S. Dealer New Machine Inventories
     U.S. dealer new machine inventories fell from the end of the second quarter. At the end of the third quarter, dealer inventories were above year-ago levels and about normal relative to current selling rates.

Company Engine Sales Inside the United States
     Company engine sales inside the United States were above year-earlier levels reflecting good economic growth and strong industry demand. Sales were higher for on-highway trucks, power generation, petroleum and industrial applications.


Caterpillar Sales Outside the United States
-------------------------------------------
     Caterpillar sales outside the United States were $2.42 billion, a $111 million or 5% increase over third-quarter 1997. All of the increase was due to the acquisition of Perkins in the first quarter of 1998. Without Perkins, sales would have been $115 million or 5% below year-earlier levels as lower machine sales more than offset higher engine sales. Geographically, lower sales in the Asia/Pacific region and Latin America more than offset higher sales in Europe and Africa/Middle East. Price realization was lower than a year ago.
     Sales outside the United States represented 49% of worldwide sales, compared with 53% a year ago.

Dealer Machine Sales to End-Users Outside the United States
     Dealer machine sales to end-users outside the United States declined from year-earlier levels as lower sales in Asia and Latin America more than offset gains elsewhere.
     - Europe: Sales for the region were higher, reflecting continued improvement in economic activity and business confidence. Sales rose in Spain, France, Italy, and Germany but were lower in the United
        Kingdom.
     - Africa/Middle East: Sales increased despite low commodity prices. Sales were higher in the United Arab Emirates and Turkey but lower in South Africa.
     - Latin America: Sales declined due to lower commodity prices and slower growth. Lower sales in Colombia, Peru, Chile, and Argentina more than offset increases in Brazil and Mexico.

     - Canada: Sales were higher reflecting gains in equipment services and non-metal mining applications.
     - Asia (excluding Japan): Sales declined sharply in response to the severe recession in Southeast Asia and South Korea. In China, economic growth has slowed from a year ago but demand is still rising.
     - Australia: Sales increased due primarily to higher demand in coal mining.
     - Japan: Sales of imported product increased slightly despite the ongoing, severe recession.
     - Commonwealth of Independent States (CIS): Sales also increased in Russia despite the severe recession.

Dealer New Machine Inventories Outside the United States
     Dealer new machine inventories outside the United States were down from the end of the second quarter due almost entirely to a large reduction in Asia. Dealer new machine inventories were about flat with year-earlier levels as increases in Latin America, Canada, Europe, and Africa/Middle East offset the decreases in Asia and Australia. At the end of the third quarter, dealer inventories outside the United States were about normal relative to current selling rates.

Company Engine Sales Outside the United States
     Company engine sales outside the United States exceeded year-earlier levels due to the first quarter acquisition of Perkins and higher turbine engine sales. Without Perkins, sales of reciprocating engines would have been flat as higher demand in Canada and Europe offset lower demand in Asia, Latin America, and Australia. Sales of turbine engines were higher with increases in Latin America, Africa/Middle East, Asia, and Australia more than offsetting a decline in Europe. Higher engine sales for oil and gas applications and on-highway trucks more than offset lower sales for power generation, industrial, and marine.

THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1998

     Third-quarter profit of $336 million or $.92 per share assuming dilution was $110 million lower than second-quarter profit of $446 million or $1.20 per share assuming dilution. A 7% decrease in physical sales volume and lower price realization were the most significant factors contributing to the lower profit.

Machinery and Engines
     Profit before tax for Machinery and Engines was $392 million, a $205 million decrease from the previous quarter. Sales of $4.91 billion decreased $451 million or 8%, primarily because of the decrease in physical sales volume and lower price realization. Price realization was lower due to higher sales discounts.
     Margin was $221 million lower than the second quarter, primarily the result of the decrease in physical sales volume. As a percent of sales, the margin rate was 23.6%, compared with 25.7% last quarter. The decrease in margin rate was primarily due to higher sales discounts and lower production volumes, partially offset by improved manufacturing efficiency.
     Selling, general, and administrative expenses were $545 million, down
$3 million from the second quarter.
     Research and development expenses of $163 million were down $2 million from the second quarter.

     Operating profit of $450 million decreased $216 million. As a percent of sales, operating profit was 9.2%, compared with 12.4% in the second quarter.
     Interest expense of $68 million was $1 million lower than the second quarter.
     Other income/expense reflects a net increase in income of $10 million from last quarter.

Financial Products
     Financial Products' revenues of $296 million were up $20 million from the second quarter, primarily due to Cat Financial's portfolio growth.
     Before-tax profit was $79 million, an increase of $10 million, primarily the result of higher earnings from Cat Financial's larger portfolio and a $7 million gain on sale of receivables.

Income Taxes
     Income tax expense of $138 million decreased $82 million from the previous quarter. The decrease reflects the lower profit before tax, a change in the effective annual tax rate from 33% to 32%, and a favorable adjustment of $13 million to recognize the impact of the tax rate change for the first six months.

Unconsolidated Affiliated Companies
     Our share of unconsolidated affiliated companies' results increased $3 million from the previous quarter, primarily due to improved results at Shin Caterpillar Mitsubishi Ltd.


NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER 30, 1997

     Profit for the nine months ended September 30, 1998 was $1.21 billion or $3.28 per share of common stock assuming dilution, compared to profit of $1.21 billion or $3.17 per share assuming dilution for the first nine months of 1997. Sales and revenues of $15.57 billion were $1.84 billion higher than last year.

Machinery and Engines
     Sales were $14.84 billion, an increase of $1.70 billion (about one-third from Perkins) from the same period last year. Profit before tax was $1.54 billion, a decrease of $68 million. The primary reason for the lower profit was planned higher spending for growth initiatives as higher costs more than offset the additional margin from higher sales.
     Margin increased $352 million primarily because of higher physical sales volume. Margin as a percent of sales was 25.5% (26.0% excluding Perkins), compared to 26.1% a year ago as the favorable impact of price increases taken over the past year were more than offset by higher fixed manufacturing costs, higher discounts, and an unfavorable change in product sales mix.
     Selling, general, and administrative expenses were $1.61 billion, compared with $1.39 billion during the first nine months of 1997. The $217 million increase (about one-fourth from Perkins) primarily reflects increased spending levels in support of major growth initiatives. The effects of inflation on costs also contributed to the increase.

     Research and development expenses were $483 million, compared with $384 million during the first nine months of 1997. The $99 million increase (about one-third from Perkins) primarily reflects higher spending in support of new and improved products.
     Operating profit of $1.69 billion was $36 million higher than the first nine months of 1997. Operating profit as a percent of sales was 11.4%, compared with 12.6% a year ago.
     Interest expense of $198 million was $35 million higher than a year ago, mostly due to higher average debt levels to finance the acquisition of Perkins.
     Other income/expense was income of $52 million compared with income of $121 million last year. The decrease of $69 million is mostly due to the discount taken on the sale of trade receivables to Cat Financial. Discounts taken on this revolving sale of receivables to Cat Financial are reflected in Machinery and Engines as other expense. Revenues offsetting these discounts and related borrowing costs are reflected in Financial Products.

Financial Products
     Financial Products' revenues for the nine months ended
September 30, 1998, were $812 million, up $195 million from the same period a year ago. The increase was primarily due to Cat Financial's portfolio growth, the result of new business and the program started in the first quarter this year to purchase trade receivables from Caterpillar Inc..
     Before-tax profit for Financial Products was $224 million, an increase of $77 million from the first nine months of 1997. The increase resulted primarily from more favorable reserve adjustments and higher investment income at Cat Insurance plus higher profit at Cat Financial.
     Selling, general, and administrative expenses were up $31 million, principally the result of provisions for credit losses and increased depreciation on leased equipment due to Cat Financial's record new business, as well as other increases due to growth, partially offset by more favorable reserve adjustments at Cat Insurance.
     Interest expense was $96 million higher due to increased borrowings to support the larger portfolio.

Income Taxes
     Tax expense was $565 million, $14 million lower than a year ago. The decrease reflects higher before-tax profit more than offset by the impact of a lower effective tax rate of 32%, compared with 33% a year ago.

Unconsolidated Affiliated Companies
     The company's share of unconsolidated affiliated companies' profit was $11 million, down $25 million from a year ago. The major factor for the decrease was less favorable results at Shin Caterpillar Mitsubishi Ltd.


EMPLOYMENT
     At the end of the third quarter, Caterpillar's worldwide employment was 66,223 compared with 59,246 one year ago. Hourly employment increased 3,351 to 37,349; salaried and management employment increased 3,626 to 28,874. The increases were largely the result of acquisitions.

ECONOMIC AND INDUSTRY OUTLOOK FOR 1998
     World economic growth has slowed in 1998 as severe recessions in Asia, Japan, and Russia more than offset improvement in Europe and continued strength in the United States. Worldwide industry demand for machines will decline slightly as steep declines in Japan and much of Asia will more than offset increases in North America, Europe, and Latin America. Industry demand for agricultural machines also is expected to be lower due to the drop in commodity prices. Industry demand for engines, however, should exceed 1997 levels due to the strength in North America.


COMPANY OUTLOOK
     Our outlook for 1998 worldwide sales and revenues remains unchanged from that issued with our third-quarter 1997 results, which called for sales and revenues (excluding Perkins, which was acquired during the first quarter) to slightly surpass 1997's record levels.
     Investments to enhance long-term growth and shareholder value continue in 1998. Major initiatives include electric power generation, agricultural products, compact machines, Perkins, and further strengthening of our product support network to better link customer, dealer, and company operations. For Machinery and Engines (excluding Perkins), total capital expenditures, which were $819 million in 1997, are expected to be slightly higher in 1998. R&D and SG&A expenditures will increase in 1998 in support of the growth initiatives; however, the rate of increase is still expected to be less than in recent years.
     Our current growth initiatives are expected to unfavorably affect profit by about 10% in 1998, about one-fourth of which is due to Perkins. The effect on profit of these current growth initiatives is expected to be less dilutive in 1999, and then accretive in 2000. Perkins, which was earlier expected to have a neutral impact on profit in 1998 and 1999, is now expected to have a negative impact in 1998 and 1999, largely due to softening agricultural demand.
     Despite the impact of the growth initiatives, our outlook for profit in 1998 remains unchanged from that issued with our fourth-quarter 1997 results, and is expected to be near 1997's record. Profit per share has been and will continue to be favorably affected by share repurchases. Cash flow from operations and our financial position are expected to remain strong.


PRELIMINARY ECONOMIC AND SALES OUTLOOK FOR 1999
     The current turmoil in worldwide financial markets makes it very difficult to forecast sales for 1999. The U.S. and Europe, which will account for almost 70% of company sales in 1998, should continue to provide solid industry demand. U.S. economic growth is forecast to slow considerably, but further easing by the Federal Reserve and the new highway spending bill should allow industry demand for machines to about match 1998 record levels. In Europe, continued good economic growth should lead to higher industry demand.
     In Canada, Latin America, and Australia, slower growth is likely to result in lower industry demand while demand in Africa/Middle East should remain near current levels. Little improvement is expected for Japan and most of developing Asia next year, therefore, industry demand is forecast to decline further. In China, a large stimulus program should help the economy and boost our industry while in Russia severe recession is likely to continue resulting in lower demand.

     In total, industry demand for machines and engines is likely to be down slightly due to weakness in Asia/Pacific and Latin American regions, weaker North American demand for on-highway trucks and the worldwide impact of low commodity prices. In this challenging environment, our preliminary 1999 outlook is for company sales and revenues to be near 1998 record levels.
     The information included in the Outlook section is forward looking and involves risks and uncertainties that could significantly affect expected results. A discussion of these risks and uncertainties is contained in Form 8-K filed with the Securities & Exchange Commission on October 16, 1998.



B.  Liquidity & Capital Resources
     Consolidated operating cash flow totaled $1.34 billion through the third quarter of 1998, compared with $1.66 billion during the first nine months of 1997. This decrease is largely attributed to a smaller increase in accounts payable and accrued expenses over the same period a year ago.
     Total debt at the end of the first nine months was $12.23 billion, an increase of $3.66 billion from year-end 1997. Over this period, debt related to Machinery and Engines increased $609 million, to $3.08 billion, while debt related to Financial Products increased $3.05 billion to $9.15 billion.
     During 1995, the company announced a plan to repurchase up to 10% of its outstanding common stock over a three to five year period. This share repurchase program was completed in the third quarter of 1998. From inception in June 1995 through September 30, 1998, 46.0 million shares have been repurchased under the plan. The number of shares outstanding at September 30, 1998, was 358.7 million. The Board of Directors has authorized another share repurchase program to reduce the number of outstanding shares to 320 million within the next three to five years.


Machinery and Engines
     Operating cash flow totaled $2.11 billion through the third quarter of 1998, compared with $1.37 billion for the same period a year ago. The increase in operating cash flow is primarily a result of a $994 million decrease in accounts receivable compared to the same period a year ago.
This decrease is largely attributed to the $1.11 billion sale of receivables to Cat Financial. Partially offsetting this decrease in receivables was a $396 million decrease in accounts payable and accrued expenses compared to the same period a year ago.
     Capital expenditures, excluding equipment leased to others, totaled
$516 million through third-quarter 1998 compared with $416 million for the same period a year ago. Total debt increased by $609 million. As part of the company's long-term funding strategy, $250 million of Eurobond notes and $300 million of debentures were issued during the first and third quarter of 1998, respectively. The $300 million of 30-year debentures were issued at a discount. These bonds are due July 15, 2028 and were priced to yield 6.649% semi-annually with a coupon of 6.625%. The company intends to utilize our additional funds for general corporate purposes, including the acquisition of Perkins. Our additional debt has increased the percent of debt to debt plus stockholders equity from 35% at December 31, 1997, to 37% at September 30, 1998.

Financial Products
     Operating cash flow totaled ($718) million through the third quarter of 1998, compared with $293 million for the same period a year ago. This decrease resulted from the purchasing of $1.11 billion of Machinery and Engines trade receivables. Cash used to purchase equipment leased to others totaled $232 million through the first nine months of 1998. In addition, net cash used for finance receivables was $2.17 billion through third quarter 1998, compared with $1.33 billion for the same period a year ago.
     Financial Products' debt was $9.15 billion at September 30, 1998, an increase of $3.05 billion from December 31, 1997 and was primarily comprised of $6.14 billion of medium term notes, $161 million of notes payable to banks and $2.75 billion of commercial paper. At the end of the third quarter, finance receivables past due over 30 days were 1.3%, compared with 1.6% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.2:1 at September 30, 1998, compared with 7.8:1 at December 31, 1997.
     Financial Products had outstanding credit lines totaling $3.80 billion at September 30, 1998, which included $2.25 billion of shared revolving credit agreements with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills, and bank borrowings.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously disclosed in our Form 10-K for 1997 and Form 10Q for the first quarter of 1998, Caterpillar and other diesel engine manufacturers had been in discussions with the United States Environmental Protection Agency ("EPA") and the United States Department of Justice regarding diesel engine emissions and Clean Air Act compliance. The EPA was reviewing the impact of advanced electronic control technologies on the emissions compliance of heavy-duty trucks in certain operating conditions and whether the use of such technologies was consistent with the Clean Air Act's requirements.

     On October 22, 1998, we entered into a consent decree with the EPA to get this matter behind us and avoid potential significant costs of protracted litigation. Although we strongly disagree with the EPA's conclusion that we violated the Clean Air Act, we have agreed to pay a civil penalty of $25 million and accelerate planned investment of $35 million over the next six years to develop technologies for emissions reductions. These amounts are not material to our financial position or results of operations.

     We firmly believe our electronically controlled engines have always satisfied EPA emissions standards and are fully consistent with the
environmental laws of the United States.   In our opinion, the EPA's
effort was designed to change emissions standards through coercion rather than through the Clean Air Act's rulemaking requirements and due process of law.

ITEM 2.  CHANGES IN SECURITIES

     We have twelve employee stock purchase plans administered outside the United States for our foreign employees. These plans are not registered with the Securities and Exchange Commission and are exempt from such registration pursuant to Regulation S under the Securities Act. As of December 31, 1997, those plans had approximately 2,850 participants in the aggregate. During the third quarter of 1998, a total of 23,861 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

ITEM 5. OTHER INFORMATION

YEAR 2000 CHALLENGE

Our Approach

     Caterpillar has a comprehensive plan to address the Year 2000 challenge. A Year 2000 Steering Committee, chaired by a member of our Executive Office, is charged with monitoring remediation efforts of our business units and reporting remediation status to our Executive
Office and Board of Directors.   Although this team has monitoring
responsibility, Vice Presidents in charge of each unit are responsible for identifying, evaluating, and implementing changes necessary to achieve readiness within their units.

Remediation History and Status

     Caterpillar began addressing the Year 2000 challenge as part of plant modernization and corporate restructuring initiatives in the late 1980s and early 1990s. New systems developed to support these initiatives incorporated Year 2000 compliance by design. In 1994, Caterpillar's information systems division initiated a formal plan to address the Year 2000 issue. Today, all Caterpillar business units are engaged in a comprehensive, coordinated effort to meet the Year 2000 challenge as it impacts their internal and external customers.

     We have established five Year 2000 remediation phases under which units measure their progress:

* Inventory - identifying key business areas and related products and services potentially impacted by the Year 2000 issue;
* Analysis - determining how a product or service is impacted by the Year 2000 issue and preparing a plan to address the issue;
* Remediation - making the necessary changes to bring the product or service into compliance;
* Validation - testing the product or service prior to implementation to ensure it is Year 2000 compliant; and
* Implementation - installing necessary changes in a production environment.

Internal Systems
----------------
     As of October 31, 1998, substantially all Caterpillar business units have completed an inventory of internal systems, both within and outside their control, having potential Year 2000 issues. By internal systems, we mean both information technology and non-information technology systems. Analysis to address Year 2000 issues has been completed on about 90% of critical systems within the control of our units. Of those critical systems, about 70% have been remediated and 65% validated. For half of all systems within our control, Year 2000 fixes have been implemented. About three-fourths of our business units report that mission-critical systems within their control will be fixed, tested, and in production by June 1, 1999. Approximately all units
(over 95%) report that mission-critical systems will attain that status by October 1, 1999, with the remaining few units completed prior to year-end 1999.

Caterpillar Products
--------------------
     For some time, we have been assessing the potential impact of the Year 2000 challenge on the operation of products sold by Caterpillar. Our Electrical and Electronics business unit has substantially completed its review, evaluation, and testing of electronic components and service tools used on Caterpillar products for Year 2000 related problems.
This review included all electronic control modules (ECMs), display and monitoring systems, generator set control systems and electronic service tools under the design control of that business unit.

     As a result of this assessment and others completed by Caterpillar, it is our position at this time that the Year 2000 challenge should not have any significant impact on the performance of previous, present,
or future Caterpillar product.   We note that our assessment of the
Year 2000 impact across our product line is an ongoing process and subject to further review. We are committed to delivering the highest quality products and services to our customers currently and beyond the Year 2000.

Third-Party Suppliers and Caterpillar Dealers

     We are actively assessing the Year 2000 readiness of our significant third-party suppliers. Those efforts include survey mailings, presentations, review of supplier Year 2000 statements and audits, and follow-up activities with suppliers that have not responded to requests for information. For suppliers that have not responded, we are following up to ultimately achieve an acceptable comfort level with our supply chain. For suppliers posing a significant risk, contingency plans are being developed.

     We are also assessing the readiness of our dealers. Efforts in the U.S. and outside the U.S., include mailings requesting information on remediation plans and status, periodic regional meetings with dealers and their information systems managers, and on-site assessments by Caterpillar managers responsible for specific dealer regions. Based on these communications, we expect that by June of 1999 substantially all of our dealers will be in a position to service customers without any significant business disruption related to the Year 2000 issue. We will continually monitor dealer progress against this timeframe.

Costs

     Costs approximating the following estimates, which are as of October 31, 1998, would not have a material impact on Caterpillar's results, financial position, or cash flow. We anticipate incurring about two-thirds of these estimated costs by year-end 1998. As necessary, we will refine these estimates.

     We anticipate incurring about $100-130 million in Year 2000-related costs. Additional capital costs for the replacement of systems, hardware or equipment are currently estimated to be approximately
$20-30 million.

     These budgeted costs do not include the cost of implementing contingency plans, which are in the process of being developed. These estimates also do not include litigation or warranty costs related to the Year 2000 issue, which at this time cannot be reasonably estimated.

Risks

     Our estimates on cost, remediation time frame for internal systems and Caterpillar products, and potential financial impact are based on information we have currently. There can be no assurance these estimates will prove accurate and actual results could differ materially from those currently anticipated.

     Factors that could cause actual results to differ include unanticipated supplier or dealer failures; utilities, transportation, or telecommunications breakdowns; foreign or domestic government failures; and unanticipated failures on our part to address
Year 2000-related issues.

     The most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from production and shipping delays caused by Year 2000-related disruptions. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption.

     To minimize the potential impact of the most reasonably likely worst case scenario, each Caterpillar business unit is developing contingency plans. Finalized contingency plans could involve manual procedures for machine operation, manual procedures for collecting and reporting data, inventory adjustments for major supplied components, and alternative sources of supply. We estimate that contingency plans will be finalized by mid-1999.

ITEM 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

     Exhibit No.   Description
     ----------    -----------

      3.1          Bylaws, as amended and restated


      27           Financial Data Schedule for Third Quarter 1998


    (b) Four reports on Form 8-K, dated July 15, 1998, were filed pursuant to Item 5 during the quarter ended September 30, 1998. Three additional reports on Form 8-K were filed pursuant to
         Item 5 on October 15 and October 16, 1998. No financial statements were filed as part of those reports.


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: November 12, 1998              By: /s/ F. L. McPheeters
                                         ----------------------
                                     F. L. McPheeters, Vice President
                                     and Chief Financial Officer

Date: November 12, 1998              By: /s/ R. R. Atterbury III
                                         -------------------------
                                     R. R. Atterbury III, Secretary

                              EXHIBIT INDEX



Exhibit
Number           Description

3.1              Bylaws, as amended and restated

27               Financial Data Schedule for Third Quarter 1998.