Form 10-K405
period 1998-12-31
CATERPILLAR INC
filed 1999-03-31
CIK 18230

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              [CATERPILLAR LOGO]

                                   FORM 10-K

    (Mark One)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1998

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

As of December 31, 1998, there were 357,198,355 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $16,237,606,240.

Documents Incorporated by Reference
Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

 .   1999 Annual Meeting Proxy Statement ("Proxy Statement") - Part III
 .   Annual Report to Security Holders filed as an appendix to the
    1999 Annual Meeting Proxy Statement ("Appendix") - Parts I, II, and IV

===============================================================================
1998

                               TABLE OF CONTENTS

                                                                            Page
Part I   Item 1.    Business...............................................   1

         Item 1a.   Executive Officers of the Registrant
                       as of December 31, 1998.............................   3

         Item 2.    Properties.............................................   5

Part II  Item 5.    Market for Registrant's Common Equity
                    and Related Stockholder Matters........................   8

         Item 6.    Selected Financial Data................................   8

         Item 7.    Management's Discussion and Analysis
                       of Financial Condition and
                       Results of Operations...............................   8

         Item 7a.   Quantitative and Qualitative Disclosures
                       About Market Risk...................................  11

         Item 8.    Financial Statements and Supplementary Data............  11

Part III Item 10.   Directors and Executive Officers
                       of the Registrant...................................  11


         Item 11.   Executive Compensation.................................  12

         Item 12.   Security Ownership of Certain Beneficial
                       Owners and Management...............................  12

Part IV  Item 14.   Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K.............................  12

PART I

Item 1. Business.


Principal Lines of Business
---------------------------
Caterpillar operates in three principal lines of business:

 1. Machinery - design, manufacture, and marketing of construction, mining, agricultural, and forestry machinery - track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, mining shovels, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders, and related parts.

 2. Engines - design, manufacture, and marketing of engines for Caterpillar Machinery, on-highway trucks, and locomotives; marine, petroleum, construction, industrial, and other applications; electric power generation systems; and related parts. Reciprocating engines meet power needs ranging from 5 to over 21,000 horsepower (4 to over 15 660 kilowatts). Turbines range from 1,340 to 18,000 horsepower (1000 to 13 500 kilowatts).

 3. Financial Products - financing to customers and dealers for the purchase and lease of Caterpillar and noncompetitive related equipment, as well as some financing for Caterpillar sales to dealers. Also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. This line of business consists primarily of Caterpillar Financial Services Corporation and its subsidiaries and Caterpillar Insurance Services Corporation.

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into eight operating segments for financial reporting purposes. Information about our operating segments, including geographic information, is incorporated by reference from Note 20 of the Notes to Consolidated Financial Statements on pages A-16 through A-19 of the Appendix.

Nature of Operations
--------------------
We conduct operations in our Machinery and Engines' lines of business under highly competitive conditions, including intense price competition. In 1998, pricing strategies pursued by our competitors had a negative impact on price realization for our products, as price increases taken over the year were offset by, among other things, higher price discounting.

Foreign currency exchange rate movements also affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. In 1998, the effect of the stronger dollar on sales denominated in currencies other than U.S. dollars also had a negative impact on price realization for our products.

We place great emphasis upon the high quality and performance of our products and our dealers' service support. Although no one competitor is believed to produce all of the same types of machines and engines, there are numerous companies, large and small, which compete with us in the sale of each of our products.

Machines are distributed principally through a worldwide organization of dealers, 64 located in the United States and 131 located outside the United States. Worldwide, these dealers have more than 1,400 places of business and serve 166 countries. Reciprocating engines are sold principally through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Some of the reciprocating engines manufactured by Perkins are also sold through their worldwide distributor network. Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are our dealers' principal business. Turbines and large marine reciprocating engines are sold through sales forces employed by Solar and MaK, respectively. Occasionally, these employees are assisted by independent sales representatives.

Our Financial Products' line of business also conducts business under highly competitive conditions. Financing for users of Caterpillar products is available through a variety of competitive sources, principally commercial banks and finance and leasing companies. We emphasize prompt and responsive service to meet customer requirements and offer various financing plans designed to increase the opportunity for sales of our products and generate financing income for our company. Financial Products' activity is primarily conducted in the United States, with additional offices in Asia, Australia, Canada, Europe, and Latin America.

During the first quarter of 1998, we acquired the net assets of Perkins Ltd. and the stock of several related subsidiaries for $1.328 billion. We paid for this acquisition using a combination of existing cash and new debt. Perkins is a leading manufacturer of small- to medium-sized diesel engines.

Information about our operations in 1998 and outlook for 1999, including risks associated with foreign operations, are incorporated by reference from "Management's Discussion and Analysis" on pages A-21 through A-31 of the Appendix. Additional information about our outlook for 1999 and associated risks and uncertainties is incorporated by reference from reports filed on Form 8-K on January 20, 1999 and March 12, 1999.

Patents and Trademarks
----------------------
Our products are sold primarily under the marks "Caterpillar," "Cat," "Solar," "Barber-Greene," "MaK" and "Perkins." We own a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development
------------------------
We have always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components. In 1998, 1997, and 1996, we spent $838 million, $700 million, and $570 million, respectively, on our research and engineering programs. Of these amounts, $643 million in 1998, $528 million in 1997, and $410 million in 1996 were attributable to new prime products, major component development and major improvements to existing products. The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products. We expect to continue the development of new products and improvements to existing products in the future, with a focus in the areas of power generation equipment, smaller machines, and agricultural products.

Employment
----------
At December 31, 1998, we employed 65,824 persons of whom 25,563 were located outside the United States.

Sales
-----
Sales outside the United States were 49% of consolidated sales for 1998 and 51% for 1997 and 1996.

Environmental Matters
---------------------
The company is regulated by federal, state, and international environmental laws governing our use of substances and control of emissions. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings, or competitive position.

We are cleaning up hazardous waste at a number of locations, often with other companies, pursuant to federal and state laws. When it is likely we will pay clean-up costs at a site and those costs can be estimated, the costs are charged against our earnings. In making that estimate, we do not consider amounts expected to be recovered from insurance companies and others.

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

Item 1a. Executive Officers of the Registrant as of December 31, 1998 (except as noted)

------------------------------------------------------------------------------------------------------
                          Present Caterpillar Inc.           Principal positions held during the
    Name and Age           position and date of                  past five years other than
                             initial election              Caterpillar Inc. position currently held
------------------------------------------------------------------------------------------------------
Glen A. Barton (59)         Chairman and Chief           .  Vice Chairman (11/98 - 2/1/99)
                            Executive Officer            .  Group President (1990 - 1998)
                            (effective 2/1/99)
--------------------------------------------------------------------------------------------------------
Donald V. Fites (64)        Retired (effective 2/1/99)   .  Chairman and Chief Executive Officer (1990 -
                                                            2/1/99)
--------------------------------------------------------------------------------------------------------
Gerald S. Flaherty (60)     Group President (1990)
--------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
                                Present Caterpillar Inc.        Principal positions held during the
     Name and Age                 position and date of               past five years other than
                                    initial election          Caterpillar Inc. position currently held
-----------------------------------------------------------------------------------------------------------
James W. Owens (52)            Group President (1995)         .  Vice President (1990-1995)
                                                              .  Chief Financial Officer (1993-1995)
--------------------------------------------------------------------------------------------------------
Gerald L. Shaheen (54)         Group President (1998)         .  Vice President (1995-1998)
                                                              .  Managing Director, Caterpillar Overseas
                                                                 S.A.(1993-1995)
--------------------------------------------------------------------------------------------------------
Richard L. Thompson (59)       Group President (1995)         .  Vice President (1989-1995)
--------------------------------------------------------------------------------------------------------
R. Rennie Atterbury III (61)   Vice President, General Counsel
                               and Secretary (1991)
-----------------------------------------------------------------------------------------------------------
James W. Baldwin (61)          Vice President (1991)
-----------------------------------------------------------------------------------------------------------
Sidney C. Banwart (53)         Vice President (1998)          .  Product Manager, Motor Graders, Decatur
                                                                 (1993-1995)
                                                              .  General Manager, Lafayette (1995-1997)
-----------------------------------------------------------------------------------------------------------
Vito H. Baumgartner (58)       Vice President (1990)          .  Chairman, Caterpillar Overseas S.A.
                                                                 (1990-present)
-----------------------------------------------------------------------------------------------------------
Michael J. Baunton (47)        Vice President (1998)          .  President, Walker Manufacturing
                                                                 (1993-1995)
                                                              .  Group Chief Executive, Perkins Group
                                                                 Ltd. (1995-1996)
                                                              .  Divisional Managing Director, Varity
                                                                 Perkins (1996-1998)
-----------------------------------------------------------------------------------------------------------
James S. Beard (57)            Vice President (1990)          .  President, Caterpillar Financial
                                                                 Services Corporation (1987-present)
-----------------------------------------------------------------------------------------------------------
Richard A. Benson (55)         Vice President (1989)          .  President, Caterpillar Industrial Inc.
                                                                 (1989-present)
-----------------------------------------------------------------------------------------------------------
Ronald P. Bonati (59)          Vice President (1990)
-----------------------------------------------------------------------------------------------------------
James E. Despain (61)          Vice President (1990)
-----------------------------------------------------------------------------------------------------------
Roger E. Fischbach (57)        Vice President (1989)
                               (will retire effective
                               4/1/99)
-----------------------------------------------------------------------------------------------------------
Michael A. Flexsenhar (59)     Vice President (1995)          .  General Manager, Large Engines,
                                                                 Lafayette Plant (1991-1995)
-----------------------------------------------------------------------------------------------------------
Donald M. Ings (50)            Vice President (1993)          .  President, Solar Turbines Incorporated
                                                                 (1993-1998)
-----------------------------------------------------------------------------------------------------------
Duane H. Livingston (57)       Vice President (1995)          .  Director of Corporate Auditing,
                                                                 Corporate Services Division (1991-1995)
-----------------------------------------------------------------------------------------------------------
Robert R. Macier (50)          Vice President (1998)          .  Vice President, Engineering, Solar
                                                                 Turbines (1990-1994)
                                                              .  Business Unit Manager, Joliet (1994-1998)
-----------------------------------------------------------------------------------------------------------
David A. McKie (54)            Vice President (1998)          .  General Manager, Small Engines,
                                                                 Mossville Plant (1991-1995)
                                                              .  Managing Director, Caterpillar Belgium
                                                                 S.A. (1995-1998)
-----------------------------------------------------------------------------------------------------------
F. Lynn McPheeters (56)        Vice President and Chief       .  Treasurer (1996-1998)
                               Financial Officer (1998)       .  Executive Vice President, Caterpillar
                                                                 Financial Services Corporation (1990-1996)
-----------------------------------------------------------------------------------------------------------
Daniel M. Murphy (51)          Vice President (1996)          .  Product Manager, Excavators, Aurora
                                                                 Plant (1990-1996)
                                                              .  General Manager, Mossville Engine Center
                                                                 (1996)
-----------------------------------------------------------------------------------------------------------
Douglas R. Oberhelman (45)     Vice President (1995)          .  Managing Director and Vice General
                                                                 Manager, Strategic Planning, Shin
                                                                 Caterpillar Mitsubishi Ltd. (1991-1995)
                                                              .  Chief Financial Officer (1995-1998)
-----------------------------------------------------------------------------------------------------------
Gerald Palmer (53)             Vice President (1992)
-----------------------------------------------------------------------------------------------------------
Robert C. Petterson (60)       Vice President (1991)          .  Managing Director, Caterpillar Brasil
                                                                 S.A. (1992-1995)
-----------------------------------------------------------------------------------------------------------
John E. Pfeffer (56)           Vice President (1995)          .  Business Unit Manager, York Plant
                                                                 (1993-1995)
                                                              .  Chairman, Shin Caterpillar Mitsubishi
                                                                 Ltd. (1995-present)
-----------------------------------------------------------------------------------------------------------
Siegfried R. Ramseyer (61)     Vice President (1992)
-----------------------------------------------------------------------------------------------------------
Alan J. Rassi (58)             Vice President (1992)
-----------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                          Present Caterpillar Inc.         Principal positions held during the
     Name and Age           position and date of                past five years other than
                              initial election           Caterpillar Inc. position currently held
---------------------------------------------------------------------------------------------------
Gary A. Stroup (49)      Vice President (1992)         .  General Manager, Hauling Units and Motor
                                                          Graders Business Unit (1992-1995)
                                                       .  President, Solar Turbines Incorporated
                                                          (1998-present)
---------------------------------------------------------------------------------------------------
Sherril K. West (51)     Vice President (1995)         .  Marketing Support Services Manager,
                                                          Corporate Services Division (1991-1995)
---------------------------------------------------------------------------------------------------
Donald G. Western (50)   Vice President (1995)         .  Managing Director, Caterpillar Belgium
                                                          S.A. (1990-1995)
---------------------------------------------------------------------------------------------------
Steven H. Wunning (47)   Vice President (1998)         .  Vice President, Caterpillar Logistics
                                                          Services, Morton Distribution Center
                                                          (1990-1994)
                                                       .  President, Caterpillar Logistics,
                                                          Logistics & Product Services Division
                                                          (1994-1998)
---------------------------------------------------------------------------------------------------
Robert R. Gallagher (58) Controller (1990)
---------------------------------------------------------------------------------------------------
Kenneth J. Zika (51)     Treasurer (1998)              .  Business Resource Manager, Track-Type
                                                          Tractors Division, East Peoria Plant
                                                          (1994-1997)
                                                       .  Cost Management & Business Services
                                                          Manager, Corporate Services Division
                                                          (1997-1998)
---------------------------------------------------------------------------------------------------

Item 2. Properties.

General Information
-------------------
Caterpillar's operations are highly integrated. Although the majority of our plants are involved primarily in the production of either machines or engines, several plants are involved in the manufacture of both. In addition, several plants are involved in the manufacture of components which are used in the assembly of both machines and engines. Caterpillar's parts distribution centers are involved in the storage and distribution of parts for machines and engines. Also, the research and development activities carried on at the Technical Center involve both machines and engines.

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


Consolidations, Closures, and Sales
-----------------------------------
Over the last five years, we have consolidated operations and/or closed facilities in the ordinary course of business. In March 1996, we announced that the Precision Barstock Products operation located in York, Pennsylvania would be closed. We are in the final stages of closing the unit. Additional information regarding plant closing and consolidation costs is incorporated by reference from Note 19 of the Notes to Consolidated Financial Statements on page A-16 of the Appendix.

Headquarters
------------
Our corporate headquarters are in Peoria, Illinois. Additional marketing headquarters are located both inside and outside the United States. The Financial Products Division is headquartered in leased offices located in Nashville, Tennessee.

Distribution
------------
Distribution of our products is conducted from parts distribution centers inside and outside the United States. Caterpillar Logistics Services, Inc. distributes other companies' products utilizing certain of our distribution facilities as well as other non-Caterpillar facilities located both inside and outside the United States. We also own or lease other storage facilities which support distribution activities.

Technical Center, Training Centers, Demonstration Areas, and Proving Grounds
----------------------------------------------------------------------------
We own a Technical Center located in Mossville, Illinois and various other training centers, demonstration areas, and proving grounds located both inside and outside the United States.

Changes in Fixed Assets
-----------------------
During the five years ended December 31, 1998, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

----------------------------------------------------------------------------------------------------------------
                  Expenditures             Acquisitions/1/                        Disposals and    Net Increase
  Year        ------------------------------------------------   Provisions for       Other         (Decrease)
              U.S.     Outside U.S.     U.S.      Outside U.S.    Depreciation     Adjustments     During Period
----------------------------------------------------------------------------------------------------------------
  1994        $508         $186          $ 0          $  0           $(680)           $ (65)           $ (51)
----------------------------------------------------------------------------------------------------------------
  1995        $506         $173          $ 0          $  0           $(679)           $(132)           $(132)
----------------------------------------------------------------------------------------------------------------
  1996        $513         $258          $ 0          $136           $(690)           $ (94)           $ 123
----------------------------------------------------------------------------------------------------------------
  1997        $726         $380          $ 0          $  2           $(710)           $(107)           $ 291
----------------------------------------------------------------------------------------------------------------
  1998        $880         $389          $21          $347           $(790)           $ (39)           $ 808
----------------------------------------------------------------------------------------------------------------
  /1/Prior to 1996, Acquisition amounts, if any, are included with Expenditures.
----------------------------------------------------------------------------------------------------------------

At December 31, 1998, the net book value of properties located outside the United States represented 32.7% of the net properties on the consolidated financial position. Additional information about our investment in plant, property and equipment is incorporated by reference from Note 1E on page A-7 and
Note 9 on page A-12 of the Notes to Consolidated Financial Statements of the Appendix.

Manufacturing, Remanufacturing, and Overhaul
--------------------------------------------
Manufacturing, remanufacturing, and overhaul of our products are conducted at the following locations. These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing products.

--------------------------------------------------------------------------------
Manufacturing - Inside the U.S.

                            Michigan
California                    . Menominee
  . Gardena                 Minnesota
  . San Diego                 . Mankato
Florida                       . Minneapolis
  . Jacksonville              . New Ulm
Georgia                     Mississippi
  . Jefferson                 . Oxford
  . LaGrange                Missouri
  . Thomasville               . Boonville
Illinois                      . West Plains
  . Aurora                  Nebraska
  . Champaign/1/              . Omaha
  . Decatur                 North Carolina
  . DeKalb                    . Clayton
  . Dixon                     . Franklin
  . East Peoria               . Leland
  . Joliet                    . Morganton
  . Mapleton                  . Sanford
  . Mossville               Ohio
  . Peoria                    . Marion
  . Pontiac                 Oregon
  . Sterling                  . Dallas
Indiana                     South Carolina
  . Lafayette                 . Greenville
Kansas                        . Sumter
  . Wamego                  Tennessee
Kentucky                      . Dyersburg
  . Danville                  . Rockwood
                            Texas
                              . Houston

--------------------------------------------------------------------------------
Manufacturing - Outside the U.S.

Australia                   India
  . Burnie/1/                 . Bangalore/1/
  . Melbourne                 . Mumbai/1/
  . Perth                   Indonesia
Belgium                       . Jakarta/2/
  . Gosselies               Italy
Brazil                        . Bazzano
  . Piracicaba                . Jesi
Canada                        . Milan/1/
  . Montreal                Japan
England                       . Akashi/1/
  . Leicester                 . Sagamihara/1/
  . Peterborough            Mexico
  . Peterlee                  . Monterrey
  . Shrewsbury                . Tijuana
  . Skinningrove            The Netherlands
  . Slough/2/                 . Hertogenbosch
  . Stafford                Northern Ireland
  . Stockton                  . Belfast/1/
  . Wolverhampton             . Larne/1/
France                      People's Republic
  . Arras                   of China
  . Grenoble                  . Erliban/1/
  . Rantigny                  . Shunde/1/
Germany                       . Tianjin/2/
  . Kiel                      . Xuzhou/2/
  . Wackersdorf              Poland
  . Zweibrucken               . Janow Lubelski/2/
Hungary                     Russia
  . Godollo/2/                . St. Petersburg
                            South Africa
                              . Johannesburg
                            Sweden
                              . Soderhamn

/1/ Facility of affiliated company (50% or less owned)
/2/ Facility of partially owned subsidiary (more than 50%, less than 100%)
--------------------------------------------------------------------------------
Remanufacturing and Overhaul - Inside the U.S.

Mississippi
  . Corinth
  . Prentiss County
Texas
  . De Soto
  . Mabank

--------------------------------------------------------------------------------
Remanufacturing and Overhaul - Outside the U.S.

Australia                   Ireland
  . Melbourne                 . Dublin
Belgium                     Malaysia
  . Gosselies                 . Kuala Lumpur
Canada                      Mexico
  . Edmonton                  . Nuevo Laredo
Indonesia                     . Tijuana
  . Bandung                   . Veracruz
                            Nigeria
                              . Port Harcourt
--------------------------------------------------------------------------------

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Information required by Item 5 is incorporated by reference from "Price Ranges" and "Number of Stockholders" on page A-32 and from "Dividends paid per share of common stock" on page A-27 of the Appendix.

We have fifteen employee stock purchase plans administered outside the United States for our foreign employees. These plans are not registered with the Securities and Exchange Commission and are exempt from such registration pursuant to Regulation S under the Securities Act. As of December 31, 1998, those plans had approximately 4,697 participants in the aggregate. During the fourth quarter of 1998, a total of 14,593 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.


Item 6.  Selected Financial Data.

Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" on page A-20 of the Appendix.


Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

Information required by Item 7 is incorporated by reference from "Management's Discussion and Analysis" on pages A-21 through A-31 of the Appendix. The following information updates Appendix disclosure on our approach to the Year 2000 challenge.

YEAR 2000 CHALLENGE
-------------------

Our Approach

Caterpillar has a comprehensive plan to address the Year 2000 challenge. A Year 2000 Steering Committee, chaired by a member of our Executive Office, is charged with monitoring Year 2000 efforts of our business units and reporting status to our Executive Office and Board of Directors. Although this team has monitoring responsibility, vice presidents in charge of each business unit are responsible for identifying, evaluating, and implementing changes necessary to achieve readiness within their units.

Remediation History and Status

Caterpillar began addressing the Year 2000 challenge as part of plant modernization and corporate restructuring initiatives in the late 1980s and early 1990s. New systems incorporated Year 2000 compliance by design. In 1994, Caterpillar's corporate information systems division initiated projects to address the Year 2000 issue. Today, all Caterpillar business units are engaged in a comprehensive effort to meet the Year 2000 challenge as it impacts their internal and external customers.

We have established five Year 2000 phases under which units measure their progress:
   . Inventory -- identifying key business areas and related products and services (both internal and external) potentially impacted by the Year 2000 issue;
   . Analysis -- determining how a product or service is impacted and preparing a plan to address the issue;
   . Remediation -- making the necessary changes to bring the product or service into compliance;
   . Validation -- testing the product or service to ensure it is Year 2000 compliant; and
   . Implementation -- installing necessary changes in production.

Internal Systems

As of March 1, 1999, substantially all Caterpillar business units have completed an inventory of internal systems having potential Year 2000 issues. By internal systems, we mean both information technology and non-information technology systems. Analysis to address Year 2000 issues has been completed on all critical systems within the control of our units. Of those critical systems, about 94% have been remediated and 91% validated. For about 86% of all critical systems within our control, Year 2000 fixes have been implemented.

About 81% of our business units report that mission-critical systems within their control will be fixed, tested, and in production by June 1, 1999. All units report that mission-critical and significant priority systems will attain that status by October 1, 1999.

Caterpillar Products

For some time, we have been assessing the potential impact of the Year 2000 challenge on the operation of machines and engines sold by Caterpillar. Our Electrical and Electronics business unit has substantially completed its review, evaluation, and testing of electronic components and service tools used on Caterpillar machines and engines for Year 2000 related problems. This review included all electronic control modules, display and monitoring systems, generator set control systems, and electronic service tools under the design control of that business unit.

As a result of this assessment and others completed by Caterpillar, it is our position at this time that the Year 2000 challenge should not have any significant impact on the performance of previous, present, or future Caterpillar machines and engines. We note that our assessment of the Year 2000 impact across our product line is an ongoing process and subject to further review. We are committed to delivering the highest quality products and services to our customers currently and beyond the Year 2000.

Suppliers and Caterpillar Dealers

We are actively assessing the Year 2000 readiness of our significant third-party suppliers. Those efforts include survey mailings, presentations, review of supplier Year 2000 statements, and follow-up activities with suppliers that have not responded to requests for information. For suppliers that have not responded, we are following up to achieve ultimately an acceptable comfort level with our supply chain. For suppliers posing a significant risk, contingency plans are being developed.

Analysis to address Year 2000 issues has been completed on about 95% of critical dependencies (including suppliers, utilities, and transportation services) outside the control of our business units. For 71% of these critical dependencies, we have implemented Year 2000-ready solutions or confirmed that the business partner or dependency was already Year 2000 compliant. Dependencies reported as outside the control of our units may include those supplied by other units within Caterpillar as well as those supplied by outside companies.

We are also assessing the readiness of our dealers. Efforts in the U.S. and outside the U.S. include mailings requesting information on remediation plans and status, periodic regional meetings with dealers and their information systems managers, and on-site assessments by Caterpillar managers responsible for specific dealer regions. Based on these communications, we expect that by the end of 1999 our dealers will be in a position to service customers without any significant business disruption related to the Year 2000 issue. We will continually monitor dealer progress against this time frame.

Costs

The following cost estimates, which are as of March 1, 1999, would not have a material impact on Caterpillar's results, financial position, or cash flow. As of March 1, 1999, we have incurred about two-thirds of these estimated total costs. As necessary, we will refine these estimates.

We anticipate incurring $130-150 million in Year 2000-related costs. Of these costs, capital costs for the replacement of systems, hardware, or equipment are currently estimated to be $20-30 million.

These budgeted costs may not include all of the cost of implementing contingency plans, which are in the process of being developed. These estimates also do not include litigation or warranty costs related to the Year 2000 issue, which at this time cannot be reasonably estimated.

Risks

Our estimates on cost, remediation time frame, and potential financial impact are based on information we have currently. There can be no assurance these estimates will prove accurate and actual results could differ materially from those currently anticipated.

Factors that could cause actual results to differ include unanticipated supplier or dealer failures; utilities, transportation, or telecommunications breakdowns; U.S. or non-U.S. government failures; and unanticipated failures on our part to address Year 2000-related issues.

The most reasonably likely worst case scenario in light of these risks would involve a potential loss in sales resulting from production and shipping delays caused by Year 2000-related disruptions. Under this scenario, manual procedures would be required for order processing, invoicing, supplier management processing, warranty claim processing, and for certain factory machine tool operations. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption.

To minimize the potential impact of the most reasonably likely worst case scenario, each Caterpillar business unit is developing contingency plans. Finalized contingency plans may involve manual procedures for machine operation, manual procedures for collecting and reporting data, inventory adjustments for major components, and considering alternative sources of supply. Contingency plans, where deemed necessary, will be finalized by the end of 1999.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7a is incorporated by reference from the following Notes to Consolidated Financial Statements - Notes 1G and 2 on page A-8 and A-9 of the Appendix and Notes 16 and 17 on page A-15 through A-16 of the Appendix and from "Derivative Financial Instruments" on pages A-27 through A-29 of the Appendix.

Item 8.  Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the Report of Independent Accountants on page A-3, and the Financial Statements and Notes to Consolidated Financial Statements on pages A-4 through A-19 of the Appendix.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information required by Item 10 relating to identification of directors is incorporated by reference from "Directors Up For Election This Year for Terms Expiring in 2002," "Directors Remaining in Office Until 2001," and "Directors Remaining in Office Until 2000" on pages 3 and 4 of the Proxy Statement. Identification of executive officers appears in Item 1a of this Form 10-K. There are no family relationships between the officers and directors of the Company. All officers serve at the pleasure of the Board of Directors and are regularly elected at a meeting of the Board of Directors in April of each year.

Item 11.  Executive Compensation.

Information required by Item 11 is incorporated by reference from "Director Compensation" on page 6, "Performance Graph" on page 8, "Report of the Compensation Committee on Executive Compensation" on pages 9 through 15, and "Executive Compensation Tables" on pages 16 through 18 of the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference from "Caterpillar Stock Beneficially Owned by Officers and Directors (as of December 31, 1998)" on page 7 of the Proxy Statement and from "Persons Owning More than Five Percent of Caterpillar Stock (as of December 31, 1998)" on page 8 of the Proxy Statement.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:
         1. Financial Statements (Incorporated by reference from the Appendix):
         .  Report of Independent Accountants (p. A-3)
         .  Statement 1 - Consolidated Results of Operations (p. A-4)
         . Statement 2 - Changes in Consolidated Stockholders' Equity (p. A-4) . Statement 3 - Financial Position (p. A-5)
         .  Statement 4 - Statement of Cash Flow (p. A-6)
         .  Notes to Consolidated Financial Statements (pp. A-7 through A-19)

         2. Financial Statement Schedule:
          . All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.

     (b) There were four reports, one dated October 15, two dated October 16, and one dated December 16 filed on Form 8-K pursuant to Item 5 during the last quarter of 1998 and additional reports filed on Form 8-K on January 14, January 20, February 4, and March 12, 1999. No financial statements were filed as part of those reports.

     (c) Exhibits:
         3.1 Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the first quarter of 1998).

         3.2 Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 2 to Form 8-A filed December 11, 1996).

         3.3     Bylaws, amended and restated.

         4 Rights Agreement dated as of December 11, 1996, between Caterpillar Inc. and First Chicago Trust Company of New York (incorporated by reference from Exhibit 1 to Form 8-A filed December 11, 1996).

         10.1 Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of June 9, 1998 (incorporated by reference from Exhibit 10 to the Form 10-Q filed for the second quarter of 1998).**

         10.2 Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement (incorporated by reference from Exhibit 4.2 to Form S-3 (Reg. No. 333-43133) filed December 23, 1997).**

         10.3 Supplemental Pension Benefit Plan, as amended and restated (incorporated by reference from Exhibit 10(c) to the 1993 Form 10-K).**

         10.4 Supplemental Employees' Investment Plan, as amended and restated (incorporated by reference from Exhibit 10(d) to the 1996 Form 10-K).**

         10.5 Caterpillar Inc. 1998 Corporate Incentive Compensation Plan Management and Salaried Employees, as amended and restated.**

         10.6 Directors' Deferred Compensation Plan, as amended and restated (incorporated by reference from Exhibit 10(f) to the 1996 Form 10-K).**

         10.7 Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).**

         10.8    Deferred Employees' Investment Plan, as amended and restated.**

         11 Statement re: Computation of per Share Earnings (incorporated by reference from Note 15 of the Notes to Consolidated Financial Statements appearing on page A-15 of the Appendix).

         12 Statement Setting Forth Computation of Ratios of Profit to Fixed Charges.

         13 Annual Report to Security Holders attached as an Appendix to the Company's 1999 Annual Meeting Proxy Statement.

         21      Subsidiaries and Affiliates of the Registrant.

         23      Consent of Independent Accountants.

         27      Financial Data Schedule.

         99.1 Form 11-K for Caterpillar Foreign Service Employees' Stock Purchase Plan.


** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CATERPILLAR INC.
                                               (Registrant)



                                       By: /s/ R. R. ATTERBURY III
                                           --------------------------
Date:  March 26, 1999                      R. R. Atterbury III, Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                                          Chairman of the Board, Director and
March 26, 1999             /s/GLEN A. BARTON                    Chief Executive Officer
                    --------------------------------
                            (Glen A. Barton)

March 26, 1999           /s/GERALD S. FLAHERTY                      Group President
                    --------------------------------
                          (Gerald S. Flaherty)

March 26, 1999             /s/JAMES W. OWENS                        Group President
                    --------------------------------
                            (James W. Owens)

March 26, 1999            /s/GERALD L. SHAHEEN                      Group President
                    --------------------------------
                          (Gerald L. Shaheen)

March 26, 1999           /s/RICHARD L. THOMPSON                     Group President
                    --------------------------------
                         (Richard L. Thompson)
                                                                  Vice President and
March 26, 1999           /s/F. LYNN MCPHEETERS                  Chief Financial Officer
                    --------------------------------
                          (F. Lynn McPheeters)
                                                                    Controller and
March 26, 1999           /s/ROBERT R. GALLAGHER                Chief Accounting Officer
                    --------------------------------
                         (Robert R. Gallagher)

March 26, 1999           /s/LILYAN H. AFFINITO                         Director
                    --------------------------------
                          (Lilyan H. Affinito)

March 26, 1999             /s/W. FRANK BLOUNT                          Director
                    --------------------------------
                           (W. Frank Blount)

March 26, 1999             /s/JOHN R. BRAZIL                           Director
                    --------------------------------
                            (John R. Brazil)

March 26, 1999             /s/JOHN T. DILLON                           Director
                    --------------------------------
                            (John T. Dillon)

March 26, 1999             /s/DONALD V. FITES                          Director
                    --------------------------------
                           (Donald V. Fites)

March 26, 1999              /s/JUAN GALLARDO                           Director
                    --------------------------------
                            (Juan Gallardo)

March 26, 1999             /s/DAVID R. GOODE                           Director
                    --------------------------------
                            (David R. Goode)

March 26, 1999             /s/JAMES P. GORTER                          Director
                    --------------------------------
                           (James P. Gorter)

March 26, 1999            /s/PETER A. MAGOWAN                          Director
                    --------------------------------
                           (Peter A. Magowan)

March 26, 1999            /s/GORDON R. PARKER                          Director
                    --------------------------------
                           (Gordon R. Parker)

March 26, 1999           /s/GEORGE A. SCHAEFER                         Director
                    --------------------------------
                          (George A. Schaefer)

March 26, 1999             /s/JOSHUA I. SMITH                          Director
                    --------------------------------
                           (Joshua I. Smith)

March 26, 1999           /s/CLAYTON K. YEUTTER                         Director
                    --------------------------------
                          (Clayton K. Yeutter)