Form 10-Q
period 1999-03-31
CATERPILLAR INC
filed 1999-05-06
CIK 18230

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

At March 31, 1999, 355,822,636 shares of common stock of the Registrant were outstanding.

SUMMARY
-------

     This summary highlights selected information from this document and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the first quarter, you should read this entire document carefully.

SUMMARY OF RESULTS
------------------

     On April 16, 1999 Caterpillar Inc. reported record first-quarter sales and revenues of $4.87 billion, $73 million higher than first-quarter 1998. A 2% increase in physical sales volume and a 22% increase in Financial Products revenues were partially offset by lower price realization. Without Perkins, physical sales volume would have declined
1%. Profit of $205 million was $225 million less than 1998's first-quarter record of $430 million. Unfavorable product sales mix, the lower price realization and the impact of lower production volumes on manufacturing efficiencies were the most significant reasons for the lower profit. Profit per share was $.57.
     First-quarter 1999 sales and profit were somewhat better than expected at the time of the company's March 12, 1999, news release. Some shipments anticipated for the second quarter took place at the end of March. This will have no impact on the year, as the first-quarter benefit will be offset in the second quarter.
     "While first-quarter profit was disappointing compared with a year ago, our outlook for the full year remains unchanged," said Caterpillar Chairman and Chief Executive Officer Glen Barton. "The breadth and diversity of the products we offer, the markets we serve and the businesses we're in will allow us to continue to achieve solid financial results even though many markets and regions of the world are in recession or experiencing slow growth. In addition, our business units are responding quickly to changes in demand. We expect to benefit from a number of cost reduction efforts, improved price realization, higher sales in Asia and continued strong demand in the United States."

FIRST-QUARTER 1999 COMPARED WITH FIRST-QUARTER 1998
---------------------------------------------------
* Sales and revenues of $4.87 billion, the highest ever for a first quarter, were $73 million or 2% higher than first-quarter 1998. (First-quarter 1998 included only one month of Perkins sales.)

*  Revenues from Financial Products increased 22%.

* Sales inside the United States were 57% of worldwide sales compared with 53% a year ago.

* Profit of $205 million and profit per share of $.57 were down 52% and 50%, respectively, from first-quarter 1998. Profit per share continues to benefit from the company's share repurchase programs.

* 1.7 million shares were repurchased during the quarter under the program announced in October 1998 to reduce the number of shares outstanding to 320 million within the next three to five years. On March 31, 1999 there were 355.8 million shares outstanding
   (360.0 million  assuming dilution).

OUTLOOK
-------

     Our outlook is unchanged from the March 12, 1999, news release. We expect 1999 sales and revenues to be slightly below 1998. Profit per share for 1999 is expected to be 10%-15% lower. (Complete outlook begins on page 20.)

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CATERPILLAR INC.
                       Statement of Results of Operations
                                 (Unaudited)
                   (Millions of dollars except per share data)

                                                         CONSOLIDATED
                                                       Three Months Ended
                                                       Mar. 31,  Mar. 31,
                                                         1999     1998
                                                       --------  --------

SALES AND REVENUES:
  Sales of Machinery & Engines ........................ $4,598    $4,573
  Revenues of Financial Products ......................    269       221
                                                        ------    ------
  Total sales and revenues ............................  4,867     4,794

OPERATING COSTS:
  Cost of goods sold ..................................  3,578     3,334
  Selling, general, and administrative expenses .......    653       587
  Research and development expenses ...................    155       155
  Interest expense of Financial Products ..............    129       101
                                                        ------    ------
  Total operating costs ...............................  4,515     4,177
                                                        ------    ------


OPERATING PROFIT ......................................    352       617

 Interest expense excluding Financial Products ........     67        61
 Other income (expense) ...............................     16        73
                                                        ------    ------

CONSOLIDATED PROFIT BEFORE TAXES ......................    301       629

 Provision for income taxes ...........................     96       207
                                                        ------    ------
 Profit of consolidated companies......................    205       422

 Equity in profit of unconsolidated affiliated
   companies (Note 4) .................................      -         8
 Equity in profit of Financial Products subsidiaries ..      -         -
                                                        ------    ------

PROFIT ................................................  $ 205     $ 430
                                                        ======    ======

PROFIT PER SHARE OF COMMON STOCK (NOTE 6) ............. $ 0.58   $  1.17
                                                        ======    ======

PROFIT PER SHARE OF COMMON STOCK
   - ASSUMING DILUTION   (NOTE 6) ..................... $ 0.57   $  1.15
                                                        ======    ======



Cash dividends paid per share of
 common stock ......... $  .30   $   .25


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Results of Operations
                                 (Unaudited)
                            (Millions of dollars)

                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES (1)
                                                       Three Months Ended
                                                       Mar. 31,  Mar. 31,
                                                         1999      1998
                                                       --------  --------

SALES AND REVENUES:
  Sales of Machinery & Engines ........................ $4,598    $4,573
  Revenues of Financial Products ......................      -         -
                                                        ------    ------
  Total sales and revenues ............................  4,598     4,573

OPERATING COSTS:
  Cost of goods sold ..................................  3,578     3,334
  Selling, general, and administrative expenses .......    551       512
  Research and development expenses ...................    155       155
  Interest expense of Financial Products ..............      -         -
                                                        ------    ------
  Total operating costs ...............................  4,284     4,001
                                                        ======    ======

OPERATING PROFIT ......................................    314       572

 Interest expense excluding Financial Products ........     67        61
 Other income (expense) ...............................    (17)       42
                                                        ------    ------

CONSOLIDATED PROFIT BEFORE TAXES ......................    230       553

 Provision for income taxes ...........................     70       179
                                                        ------    ------
 Profit of consolidated companies......................    160       374

 Equity in profit of unconsolidated affiliated
   companies (Note 4) .................................      -         8
 Equity in profit of Financial Products subsidiaries ..     45        48
                                                        ------    ------

PROFIT ................................................  $ 205     $ 430
                                                        ======    ======

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Results of Operations
                                 (Unaudited)
                           (Millions of dollars)

                                               SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Three Months Ended
                                                       Mar. 31,  Mar. 31,
                                                         1999      1998
                                                       --------  --------

SALES AND REVENUES:
  Sales of Machinery & Engines ........................ $    -    $    -
  Revenues of Financial Products ......................    303       240
                                                        ------    ------
  Total sales and revenues ............................    303       240

OPERATING COSTS:
  Cost of goods sold ..................................      -         -
  Selling, general, and administrative expenses .......    109        81
  Research and development expenses ...................      -         -
  Interest expense of Financial Products ..............    134       105
                                                        ------    ------
  Total operating costs ...............................    243       186
                                                        ------    ------

OPERATING PROFIT ......................................     60        54

 Interest expense excluding Financial Products ........      -         -
 Other income (expense) ...............................     11        22
                                                        ------    ------

CONSOLIDATED PROFIT BEFORE TAXES ......................     71        76

 Provision for income taxes ...........................     26        28
                                                        ------    ------
 Profit of consolidated companies......................     45        48
 Equity in profit of unconsolidated affiliated
   companies (Note 4) .................................      -         -
 Equity in profit of Financial Products subsidiaries ..      -         -
                                                        ------    ------

PROFIT ................................................  $  45     $  48
                                                        ======    ======

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.


See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                 Statement of Changes in Stockholders' Equity

                            For Three Months Ended
                                 (Unaudited)
                            (Dollars in millions)

                                                         CONSOLIDATED
                                                     Mar. 31,      Mar. 31,
                                                       1999          1998
                                                     ---------    ----------

Common Stock:
   Balance at beginning of period ............... $ (993)        $(442)
   Common shares issued, including treasury
    shares reissued: (March 31, 1999 - 339,481
    shares; March 31, 1998 -- 366,104 shares)....      6             8
   Treasury shares purchased:
    March 31, 1999 -- 1,715,200;
    March 31, 1998 -- 1,769,100 ..................   (78)          (86)
                                                  ------        ------
   Balance at end of period ......................(1,065)         (520)
                                                  ------        ------

Profit employed in the business:
   Balance at beginning of period ................ 6,123         5,026
   Profit ........................................   205  $205     430  $430
Dividends declared ............................        -             -
                                                  ------        ------
   Balance at end of period ...................... 6,328         5,456
                                                  ------        ------

Accumulated other comprehensive income:
   Foreign currency translation adjustment:(1)
     Balance at beginning of period ..............    65            95
     Aggregate adjustment for period .............    48    48     (22)  (22)
                                                  ------        ------
     Balance at end of period ....................   113            73
                                                  ------        ------

   Minimum Pension Liability Adjustment: (1)
     Balance at beginning of period ..............   (64)            -
     Aggregate adjustment for period .............     1     1       -     -
                                                  ======  ====  ======  ====
     Balance at end of period ....................   (63)

   Comprehensive income ..........................        $254          $408
                                                          ====          ====

Stockholders' equity at end of period ........... $5,313        $5,009
                                                  ======        ======


(1) No reclassification adjustments to report.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                                         CONSOLIDATED
                                                       Mar. 31,  Dec. 31,
                                                         1999      1998
                                                       --------  --------
ASSETS
  Current assets:
    Cash and short-term investments .................  $   244   $   360
    Receivables -- trade and other ..................    4,183     3,660
    Receivables -- finance ..........................    3,448     3,516
    Deferred income taxes ...........................      516       474
    Prepaid expenses ................................      620       607
    Inventories (Note 5) ............................    2,892     2,842
                                                        ------    ------
  Total current assets ..............................   11,903    11,459

  Property, plant, and equipment -- net .............    4,852     4,866
  Long-term receivables -- trade and other ..........       92        85
  Long-term receivables -- finance ..................    5,144     5,058
  Investments in unconsolidated affiliated
     companies (Note 4) .............................      835       773
  Investments in Financial Products' subsidiaries....        -         -
  Deferred income taxes .............................      977       955
  Intangible assets .................................    1,235     1,241
  Other assets ......................................      681       691
                                                        ------    ------
TOTAL ASSETS ........................................  $25,719   $25,128
                                                        ======    ======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   933   $   809
    Accounts payable ................................    2,123     2,250
    Accrued expenses ................................      990       928
    Accrued wages, salaries, and employee benefits ..    1,090     1,217
    Dividends payable ...............................        -       107
    Deferred and current income taxes payable .......      147        15
    Deferred liability ..............................        -         -
    Long-term debt due within one year ..............    2,487     2,239
                                                        ------    ------
  Total current liabilities .........................    7,770     7,565

  Long-term debt due after one year .................    9,509     9,404
  Liability for postemployment benefits .............    2,698     2,590
  Deferred income taxes and other liabilities .......      429       438
TOTAL LIABILITIES ...................................   20,406    19,997
                                                        ------    ------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 900,000,000
    Issued shares (March 31, 1999 -- 407,447,312;
    Dec. 31, 1998 -- 407,447,312) at paid in amount .    1,062     1,063
  Profit employed in the business ...................    6,328     6,123
  Accumulated other comprehensive income ............       50         1
  Treasury stock (March 31, 1999 - 51,624,676 shares;
    Dec. 31, 1998 -- 50,248,957 shares) at cost .....   (2,127)   (2,056)
                                                        ------    ------
TOTAL STOCKHOLDERS' EQUITY ..........................    5,313     5,131
                                                        ------    ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $25,719   $25,128
                                                        ======    ======

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1998 amounts.

                              CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                    MACHINERY AND ENGINES (1)
                                                       Mar. 31,  Dec. 31,
                                                         1999      1998
                                                        ------    ------
ASSETS
  Current assets:
    Cash and short-term investments .................  $   200   $   303
    Receivables -- trade and other ..................    2,790     2,604
    Receivables -- finance ..........................        -         -
    Deferred income taxes............................      504       465
    Prepaid expenses ................................      626       616
    Inventories (Note 5) ............................    2,892     2,842
                                                        ------    ------
  Total current assets ..............................    7,012     6,830

  Property, plant, and equipment -- net .............    4,096     4,125
  Long-term receivables -- trade and other ..........       91        85
  Long-term receivables -- finance ..................        -         -
  Investments in unconsolidated affiliated
     companies (Note 4) .............................      835       773
  Investments in Financial Products' subsidiaries ...    1,324     1,269
  Deferred income taxes .............................      984       980
  Intangible assets .................................    1,233     1,241
  Other assets ......................................      318       316
                                                        ------    ------
TOTAL ASSETS ........................................  $15,893   $15,619
                                                        ======    ======

LIABILITIES
  Current liabilities:
    Short-term borrowings ...........................  $   236   $    49
    Accounts payable ................................    2,314     2,401
    Accrued expenses ................................      699       659
    Accrued wages, salaries, and employee benefits ..    1,082     1,208
    Dividends payable ...............................        -       107
    Deferred and current income taxes payable .......       95       (19)
    Deferred liability ..............................        -         -
    Long-term debt due within one year ..............       48        60
                                                        ------    ------
  Total current liabilities .........................    4,474     4,465

  Long-term debt due after one year .................    2,993     2,993
  Liability for postemployment benefits .............    2,698     2,590
  Deferred income taxes and other liabilities .......      415       440
                                                        ------    ------
TOTAL LIABILITIES ...................................   10,580    10,488
                                                        ------    ------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Authorized shares: 900,000,000
    Issued shares (March 31, 1999 -- 407,447,312;
    Dec. 31, 1998 -- 407,447,312) at paid in amount .    1,062     1,063
  Profit employed in the business ...................    6,328     6,123
  Accumulated other comprehensive income ............       50         1
  Treasury stock (March 31, 1999 - 51,624,676 shares;
    Dec. 31, 1998 -- 50,248,957 shares) at cost......   (2,127)   (2,056)
                                                        ------    ------
TOTAL STOCKHOLDERS' EQUITY ..........................    5,313     5,131
                                                        ------    ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $15,893   $15,619
                                                        ======    ======

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1998 amounts.

                               CATERPILLAR INC.
                      Statement of Financial Position *
                            (Dollars in millions)
                                             SUPPLEMENTAL CONSOLIDATING DATA
                                                       FINANCIAL PRODUCTS
                                                       Mar. 31,  Dec. 31,
                                                        1999      1998
                                                        ------    ------
ASSETS
  Current assets:
    Cash and short-term investments ................. $    44    $    57
    Receivables -- trade and other ..................   2,083      1,875
    Receivables -- finance ..........................   3,448      3,516
    Deferred income taxes ...........................      12          9
    Prepaid expenses ................................       8          9
    Inventories (Note 5) ............................       -          -
                                                        ------    ------
  Total current assets ..............................   5,595      5,466

  Property, plant, and equipment -- net .............     756        741
  Long-term receivables -- trade and other ..........       1          -
  Long-term receivables -- finance ..................   5,144      5,058
  Investments in unconsolidated affiliated
     companies (Note 4) .............................       -          -
  Investments in Financial Products' subsidiaries ...       -          -
  Deferred income taxes .............................       9          8
  Intangible assets .................................       2          -
  Other assets ......................................     363        375
                                                        ------    ------
TOTAL ASSETS ........................................  $11,870   $11,648
                                                        ======    ======

LIABILITIES
  Current liabilities:
    Short-term borrowings ........................... $   697    $   760
    Accounts payable.................................     356        521
    Accrued expenses ................................     306        290
    Accrued wages, salaries, and employee benefits ..       8          9
    Dividends payable ...............................       -          -
    Deferred and current income taxes payable .......      52         34
    Deferred liability ..............................     142        143
    Long-term debt due within one year ..............   2,439      2,179
                                                        ------    ------
  Total current liabilities .........................   4,000      3,936

  Long-term debt due after one year .................   6,516      6,411
  Liability for postemployment benefits .............       -          -
  Deferred income taxes and other liabilities .......      30         32
                                                        ------    ------
TOTAL LIABILITIES ...................................  10,546     10,379
                                                        ------    ------

STOCKHOLDERS' EQUITY
  Common stock of $1.00 par value:
    Issued shares at paid in amount .................     704        683
  Profit employed in the business ...................     659        615
  Accumulated other comprehensive income ............     (39)       (29)
  Treasury stock at cost.............................       -          -
                                                        ------    ------
TOTAL STOCKHOLDERS' EQUITY ..........................   1,324      1,269
                                                        ------    ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........  $11,870   $11,648
                                                        ======    ======

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

* Unaudited except for Consolidated December 31, 1998 amounts.

                               CATERPILLAR INC.
                  Statement of Cash Flow for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                                         CONSOLIDATED
                                                       Mar. 31,  Mar. 31,
                                                         1999     1998
                                                        ------    ------
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   205    $   430
  Adjustments for noncash items:
    Depreciation and amortization ...................     232        204
    Profit of Financial Products ....................       -          -
    Other ...........................................      60         18

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (534)      (172)
    Inventories .....................................     (50)      (381)
    Accounts payable and accrued expenses ...........      30        103
    Other -- net ....................................      (4)       (94)
                                                        ------    ------
Net cash (used for) provided by operating activities.     (61)       108
                                                        ------    ------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (111)      (117)
  Expenditures for equipment leased to others .......    (101)       (88)
  Proceeds from disposals of property, plant, and
    equipment .......................................      50         32
  Additions to finance receivables ..................  (1,700)    (1,731)
  Collections of finance receivables ................   1,156        965
  Proceeds from the sale of finance receivables......     414        340
  Net intercompany borrowings........................       -          -
  Investments and acquisitions(net of cash acquired).     (33)    (1,103)
  Other -- net ......................................      10        (63)
                                                        ------    ------
Net cash used for investing activities ..............    (315)    (1,765)
                                                        ------    ------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (107)       (92)
  Common stock issued, including treasury
    shares reissued .................................       -          2
  Treasury shares purchased .........................     (78)       (86)
  Net intercompany borrowings........................       -          -
  Proceeds from long-term debt issued ...............     691      1,745
  Payments on long-term debt ........................    (548)      (306)
  Short-term borrowings -- net ......................     329        412
                                                        ------    ------
Net cash provided by financing activities ...........     287      1,675
                                                        ------    ------
Effect of exchange rate changes on cash .............     (27)        (4)
                                                        ------    ------
 (Decrease) increase in cash and short-term
  investments .......................................    (116)        14

Cash and short-term investments at the
  beginning of the period ...........................     360        292
                                                        ------    ------
Cash and short-term investments at the
  end of the period ................................. $   244    $   306
                                                        ======    ======

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

                               CATERPILLAR INC.

                  Statement of Cash Flow for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)
                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                   MACHINERY AND ENGINES (1)
                                                       Mar. 31,  Mar. 31,
                                                         1999      1998
                                                        ------    ------
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $   205    $   430
  Adjustments for noncash items:
    Depreciation and amortization ...................     186        166
    Profit of Financial Products ....................     (45)       (48)
    Other ...........................................      48         65

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (210)       599
    Inventories .....................................     (50)      (381)
    Accounts payable and accrued expenses ...........     (61)        42
    Other -- net ....................................     (16)       (54)
                                                        ------    ------
Net cash provided by operating activities ...........      57        819
                                                        ------    ------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................    (110)      (116)
  Expenditures for equipment leased to others .......      (5)         -
  Proceeds from disposals of property, plant,
    and equipment ...................................       4          -
  Additions to finance receivables ..................       -          -
  Collections of finance receivables ................       -          -
  Proceeds from sale of finance receivables..........       -          -
  Net intercompany borrowings........................       -        179
  Investments and acquisitions(net of cash acquired).     (33)    (1,103)
  Other -- net ......................................     (21)      (143)
                                                        ------    ------
Net cash used for investing activities ..............    (165)    (1,183)
                                                        ------    ------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................    (107)       (92)
  Common stock issued, including treasury
    shares reissued .................................       -          2
  Treasury shares purchased .........................     (78)       (86)
  Net intercompany borrowings........................      38          -
  Proceeds from long-term debt issued ...............       6        279
  Payments on long-term debt ........................     (12)       (26)
  Short-term borrowings -- net ......................     187        318
                                                        ------    ------
Net cash provided by financing activities ...........      34        395
                                                        ------    ------
Effect of exchange rate changes on cash .............     (29)         -
                                                        ------    ------
 (Decrease) increase in cash and
  short-term investments ............................    (103)        31

Cash and short-term investments at the
  beginning of the period ...........................     303        241
                                                        ------    ------
Cash and short-term investments at the
  end of the period ................................. $   200    $   272
                                                        ======    ======

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.


The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

                              CATERPILLAR INC.
                  Statement of Cash Flow for Three Months Ended
                                 (Unaudited)
                            (Millions of dollars)

                                              SUPPLEMENTAL CONSOLIDATING DATA
                                                      FINANCIAL PRODUCTS
                                                       Mar. 31,  Mar. 31,
                                                         1999      1998
                                                        ------    ------
CASH FLOW FROM OPERATING ACTIVITIES:
  Profit ............................................ $    45    $    48
  Adjustments for noncash items:
    Depreciation and amortization ...................      46         38
    Profit of Financial Products ....................       -          -
    Other ...........................................      11         40

  Changes in assets and liabilities:
    Receivables -- trade and other ..................    (158)      (830)
    Inventories .....................................       -          -
    Accounts payable and accrued expenses ...........     (42)        28
    Other -- net ....................................      16        (15)
                                                        ------    ------
Net cash used for operating activities...............     (82)      (691)
                                                        ------    ------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures -- excluding equipment
    leased to others ................................      (1)        (1)
  Expenditures for equipment leased to others .......     (96)       (88)
  Proceeds from disposals of property, plant,
    and equipment ...................................      46         32
  Additions to finance receivables ..................  (1,700)    (1,731)
  Collections of finance receivables ................   1,156        965
  Proceeds from the sale of finance receivables......     414        340
  Net intercompany borrowings........................     (38)         -
  Investments and acquisitions(net of cash acquired).       -          -
  Other -- net ......................................      10        (20)
                                                        ------    ------
Net cash used for investing activities ..............    (209)      (503)
                                                        ------    ------

CASH FLOW FROM FINANCING ACTIVITIES:
  Dividends paid ....................................     (36)       (20)
  Common stock issued, including treasury
    shares reissued .................................      21        100
  Treasury shares purchased .........................       -          -
  Net intercompany borrowings........................       -       (179)
  Proceeds from long-term debt issued ...............     685      1,466
  Payments on long-term debt ........................    (536)      (280)
  Short-term borrowings -- net ......................     142         94
                                                        ------    ------
Net cash provided by financing activities ...........     276      1,181
                                                        ------    ------
Effect of exchange rate changes on cash .............       2         (4)
                                                        ------    ------
 (Decrease) increase in cash and
  short-term investments ............................     (13)       (17)

Cash and short-term investments at the
  beginning of the period ...........................      57         51
                                                        ------    ------
Cash and short-term investments at the
  end of the period ................................. $    44    $    34
                                                        ======    ======

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery and Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (Dollars in millions except per share data)

1. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 1999 and 1998, (b) the changes in stockholders' equity for the three-month periods ended March 31, 1999 and 1998, (c) the consolidated financial position at March 31, 1999 and December 31, 1998, and (d) the consolidated statement of cash flow for the three-month periods ended March 31, 1999 and 1998, have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

2. The results for the three-month period ended March 31, 1999 are not necessarily indicative of the results for the entire year 1999.

3. The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1998.

4.   Unconsolidated Affiliated Companies

     Combined financial information of the unconsolidated affiliated companies was as follows:

                                    Three Months Ended
     RESULTS OF OPERATIONS          Dec. 31,   Dec. 31,
          (Unaudited)                 1998       1997
                                    --------   --------
       Sales .....................  $  817     $  784
       Cost of Sales .............     649        598
                                    ------     ------
       Gross Profit ..............     168        186

       Profit ....................  $    2     $   16
                                    ======     ======


                                                         Dec. 31,   Sept. 30,
                                                            1998       1998
                                                        (Unaudited)
                                                        ----------  ----------
FINANCIAL POSITION
         Assets:
         Current assets .................................   $1,682    $1,569
         Property, plant, and equipment - net............      948       788
         Other assets ...................................      593       351
                                                            ------    ------
                                                             3,223     2,708
                                                            ------    ------

       Liabilities:
         Current liabilities ............................    1,643     1,259
         Long-term debt due after one year ..............      338       274
         Other liabilities ..............................       23        94
                                                            ------    ------
                                                             2,004     1,627
                                                            ------    ------
       Ownership ........................................   $1,219    $1,081
                                                            ======    ======



5. Inventories (principally "last-in, first-out" method) comprised the following:

                                                           Mar. 31,   Dec. 31,
                                                            1999       1998
                                                        (unaudited)
                                                        ----------  ----------
       Raw materials and work-in-process ................   $1,083    $1,041
       Finished goods ...................................    1,603     1,605
       Supplies .........................................      206       196
                                                            ------    ------
                                                            $2,892    $2,842
                                                            ======    ======

6.   Following is a computation of profit per share:

                                             Three Months Ended
                                             Mar. 31,  Mar. 31,
                                               1999      1998
                                                 (Unaudited)
                                              -------  --------

       I.  Profit - consolidated (A) .......  $  205   $  430
                                              ======   ======

      II. Determination of shares (millions):

           Weighted average common
            shares outstanding (B) .........   356.3    367.1

           Assumed conversion of stock
             options .......................     4.2      5.4
                                              ------   ------

           Weighted average common
             shares outstanding - assuming
             dilution (C) ..................   360.5    372.5
                                              ======   ======

     III. Profit per share of common
           stock (A/B) .....................   $0.58    $1.17

          Profit per share of common
            stock - assuming dilution (A/C).   $0.57    $1.15


7. The reserve for plant closing and consolidation costs includes the following:

                                                           Mar. 31,   Dec. 31,

                                                            1999       1998
                                                         (unaudited)
                                                         ----------   --------
       Write down of property, plant, and equipment .....   $   77    $   78
       Employee severance benefits ......................       31        37
       Rearrangement, start-up costs, and other .........        3         5
                                                            ------    ------
       Total reserve ....................................   $  111    $  120
                                                            ======    ======

     The write-down of property, plant, and equipment establishes a new cost basis for assets that have been permanently impaired.

     Employee severance benefits (e.g., pension, medical, and supplemental unemployment benefits) are provided to employees affected by plant closings and consolidations. The reserve for such benefits is reduced as the benefits are provided.

     At March 31, 1999 and December 31, 1998, the above reserve includes
     $40 and $49 million, respectively, of costs associated with the closure of the Component Products Division's Precision Barstock Products
     (PBP) operation located in York, Pennsylvania. The probable closing of the PBP manufacturing operation was announced in December 1991. In March 1996, it was announced that the facility would be closed. We are in the final stages of closing the unit.

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

     We are required to adopt this new accounting standard for the fiscal year beginning January 1, 2000. We are currently analyzing the impact of SFAS 133. Due to the inherent complexities of this standard and the significant changes from current accounting practices, we have not yet determined the full impact that the adoption of SFAS 133 will have on our financial position, results of operations, or cash flows. However, at this time, we do not believe that the impact will be material.

9.   Segment Information

     Caterpillar is organized based on a decentralized structure that has established accountabilities to continually improve business focus and increase our ability to react quickly to changes in both the global business cycle and competitors' actions. Our current structure uses a product, geographic matrix organization comprised of multiple profit center and service center divisions.

     We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards
     No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers.
     As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 16.

For the three months ended March 31, 1999 (unaudited):

                     Asia/   Construction              Financial      Latin
Business Segments:  Pacific    & Mining      EAME     & Insurance    America
                   Marketing   Products    Marketing   Services     Marketing
                   ---------  ----------  ----------  ------------  ---------
External sales
 and revenues        $ 265      $   36      $ 726       $   337       $ 272
Intersegment sales
 and revenues            1       2,152        251             4          23
                     -----      ------      -----         -----       -----
Total sales
 and revenues        $ 266      $2,188      $ 977       $   341       $ 295
Accountable profit   $   6      $  228      $  40       $    62       $   4
Accountable assets
 at March 31, 1999   $ 341      $2,322      $ 895       $11,815       $ 691

                                  North
Business Segments:   Power       America      All
 (continued)        Products    Marketing    Other        Total
                    ---------   ---------    ------       -----
External sales
 and revenues       $1,100      $1,926     $  234       $ 4,896
Intersegment sales
 and revenues          962          48        469         3,910
                    $-----      $-----     $-----       $------
Total Sales
 and revenues       $2,062      $1,974     $  703       $ 8,806
Accountable profit  $  (24)     $   40     $   62       $   418
Accountable assets
 at March 31, 1999  $3,442      $2,151     $2,070       $23,727

For the three months ended March 31, 1998 (unaudited):

                     Asia/   Construction              Financial      Latin
Business Segments:  Pacific    & Mining      EAME     & Insurance    America
                   Marketing   Products    Marketing   Services     Marketing
                   ---------  ----------  ----------  ------------  ---------
External sales
 and revenues        $ 239      $   45     $  788       $   283       $ 432
Intersegment sales
 and revenues            0       2,378        257             3          30
                     $----      $-----     $-----       $------       $----
Total sales
 and revenues        $ 239       2,423     $1,045       $   286       $ 462
Accountable profit   $ (14)        377     $   64       $    47       $  21
Accountable assets
 at Dec. 31, 1998    $ 289       2,349     $  862       $11,451       $ 741

                                  North
Business Segments:   Power       America      All
 (continued)        Products    Marketing    Other        Total
                    ---------   ---------    ------       -----
External sales
 and revenues       $  845      $1,921     $  234       $ 4,787
Intersegment sales
 and revenues        1,024          41        483         4,216
                    $-----      $-----     $-----       $------
Total Sales
 and revenues       $1,869      $1,962     $  717       $ 9,003
Accountable profit      27      $   76     $   58           656
Accountable assets
 at Dec. 31, 1998   $3,479      $1,475     $2,030       $22,676


Reconciliation of Profit before tax:
                                                      Mar. 31,    Mar. 31,

                                                        1999        1998
                                                           (Unaudited)
                                                      --------    --------

Total accountable profit from business segments        $ 418       $ 656
Methodology differences                                  (52)         20
Corporate Costs                                          (82)        (84)
Other                                                     17          37
                                                       -----       -----
Total consolidated profit before tax                   $ 301       $ 629
                                                       =====       =====

Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

A.  Consolidated Results of Operations
    ----------------------------------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
  MARCH 31, 1998

     Sales and revenues for the first-quarter 1999 were $4.87 billion, $73 million higher than first-quarter 1998. A 2% increase in physical sales volume and a 22% increase in Financial Products revenues were partially offset by lower price realization. Without Perkins, physical sales volume would have declined 1%. Profit of $205 million was $225 million less than 1998's first-quarter record of $430 million. Unfavorable product sales mix, the lower price realization and the impact of lower production volumes on manufacturing efficiencies were the most significant reasons for the lower profit. Profit per share of $.57 was down $.58 from the 1998 record of $1.15.

                             MACHINERY AND ENGINES

                                  Sales Table
                                  -----------

                                     North                 Latin       Asia/
(Millions of dollars)      Total     America     EAME**    America    Pacific
                           -----     -------     ----      -------    -------

First-Quarter 1999
------------------
Machinery                 $3,290      $2,139        $718      $202       $231
Engines *                  1,308         770         340        85        113
                          ------      ------      ------      ----       ----
                          $4,598      $2,909      $1,058      $287       $344
                          ======      ======      ======      ====       ====


First-Quarter 1998
------------------
Machinery                 $3,438      $2,167        $706     $343       $222
Engines *                  1,135         632         307      110         86
                          ------      ------       -----      ----      ----
                          $4,573      $2,799       $1,013    $453       $308
                          ======      ======       ======    ====       ====



* Does not include internal engine transfers of $316 million and $308 million in 1999 and 1998, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Europe, Africa & Middle East and Commonwealth of Independent States

Reconciliation of Machinery and Engines Sales by
  Geographic Region to External Sales by Marketing Segment

                                                  Three Months Ended

(Millions of dollars)                           March 31,   March 31,
                                                 1999         1998
                                                --------    --------
North American Geographic Region                $ 2,909     $ 2,799
Engine Sales included in the Power
  Products segment                                 (770)       (632)
Company owned dealer sales included
  in the All Other segment                          (87)        (83)
Certain governmental sales included in
  the All Other segment                             (24)        (29)
Other*                                             (102)       (134)
                                                -------     -------
North American Marketing external sales         $ 1,926     $ 1,921
                                                =======     =======

EAME Geographic Region                          $ 1,058     $ 1,013
Power Products Sales not included in
  the EAME Marketing segment                       (248)       (159)
Other*                                              (84)        (66)
                                                 -------     -------
EAME Marketing external sales                   $   726     $   788
                                                =======     =======


Latin America Geographic Region                 $   287     $   453
Power Products Sales not included in
  the Latin America Marketing segment               (32)        (29)
Other                                                17           8
                                                -------     -------
Latin America Marketing external sales          $   272     $   432
                                                =======     =======


Asia/Pacific Geographic Region                  $   344     $   308
Power Products Sales not included in
  the Asia/Pacific Marketing segment                (50)        (25)
Other*                                              (29)        (44)
                                                 -------     -------
Asia/Pacific Marketing external sales           $   265     $   239
                                                =======     =======


*Mostly represents external sales of the Construction & Mining Products and the All Other segments.


     Machinery sales were $3.29 billion, a decrease of $148 million or 4% from first-quarter 1998. The lower sales resulted primarily from a 3% decrease in physical sales volume due to lower sales to end users. Price realization also declined.

     Nearly all the decline occurred in Latin America where recession or slower growth in a number of countries caused drops in both dealer new machine inventories and sales to users. In North America, sales remained near first-quarter 1998 levels as an increase in the United States was offset by a drop in Canada. The increase in the United States resulted from an increase in dealer new machine inventories and from higher sales to end users. In Canada, just the opposite occurred as dealers reduced new machine inventories and sales to users fell. In EAME (Europe, Africa & Middle East and Commonwealth of Independent States), sales remained near last year's levels as higher end-user driven sales in Europe offset lower sales in Africa & Middle East. Sales were slightly higher in the Asia/Pacific region as dealers in developing Asia began to rebuild new machine inventories rather than decrease them as they did a year ago.

     Engine sales were $1.31 billion, an increase of $173 million or 15% from first-quarter 1998. Sales, excluding Perkins, were higher than a year ago as a 7% increase in physical sales volume more than offset lower price realization.
     Sales excluding Perkins were up in North America and Asia/Pacific and lower in EAME and Latin America. In North America, sales were up in both the United States and Canada due to the strong on-highway truck market as well as increased demand for power generation and marine applications. Sales excluding Perkins were lower in EAME and Latin America reflecting the impact of low oil prices, weak growth in Africa & Middle East and recession or slower growth in most of Latin America. In the Asia/Pacific region, an increase in Australia more than offset decreases in developing Asia.


                             Operating Profit Table
                             ----------------------

(Millions of dollars)         First-Quarter         First-Quarter
                                  1999                  1998
                              -------------         -------------

Machinery                         $283                  $474

Engines                             31                    98
                                  ----                  ----
                                  $314                  $572
                                  ====                  ====
Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.


     Machinery operating profit decreased $191 million, or 40% from first-quarter 1998. Margin (sales less cost of goods sold) declined primarily due to the lower sales volume, an unfavorable change in product sales mix, the impact of lower production volumes on manufacturing efficiencies and the lower price realization. Selling, general, and administrative as well as research and development expenses were about the same.

     Engine operating profit decreased $67 million, or 68% from first-quarter 1998. Margin declined as the benefit of higher sales volumes was more than offset by an unfavorable change in product sales mix and the lower price realization. Selling, general, and administrative expenses were higher due largely to the Perkins acquisition. (First-quarter 1998 included only one month of Perkins costs.) Research and development costs were about the same.

     Interest expense was $6 million higher than a year ago due to higher average debt levels to support the Perkins acquisition and increased working capital needs.

     Other income/expense was expense of $17 million compared with income of $42 million first quarter last year. The decrease was due mostly to an unfavorable change in foreign exchange gains and losses, lower interest income and to the discounts taken on the sales of trade receivables to Caterpillar Financial Services Corporation (Cat Financial). Discounts taken on this revolving sale of receivables to Cat Financial are reflected in Machinery and Engines as other expense. Revenues offsetting these discounts as well as the related borrowing costs are reflected in Financial Products.

FINANCIAL PRODUCTS
     Revenues were a first-quarter record $303 million, up $63 million or 26% compared with first-quarter 1998. The increase resulted primarily from continued growth in Cat Financial's portfolio.
     Before tax profit decreased $5 million or 7% from first-quarter 1998. Higher profit at Cat Financial from continued portfolio growth was more than offset by lower profit at Caterpillar Insurance Co. Ltd. (Cat Insurance). Lower investment income and less favorable reserve adjustments were the reasons for lower profit at Cat Insurance.

INCOME TAXES
     First-quarter 1999 tax expense reflects an effective annual tax rate of 32%. First-quarter 1998 tax expense reflected an effective annual tax rate of 33%.

UNCONSOLIDATED AFFILIATED COMPANIES
     The company's share of unconsolidated affiliated companies' results declined $8 million from a year ago. The major factor for the decrease was less profit at Shin Caterpillar Mitsubishi Ltd.

SUPPLEMENTAL INFORMATION
------------------------

Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations

     Sales and deliveries in North America remained near first-quarter 1998 levels. Sales were slightly higher in the United States where the economy has registered excellent growth and residential construction remains strong. Sales were lower in Canada, however, reflecting the impact of higher interest rates last year and continued low commodity prices. For the region as a whole, sales to end users were higher in all key construction sectors and lower in most commodity sectors except petroleum. Deliveries to dealer rental operations continued at last year's pace.

     Sales and deliveries in the EAME region also were unchanged from year-ago levels as higher sales in Europe were offset by lower sales in Africa & Middle East and the Commonwealth of Independent States. In Europe, continued moderate economic growth combined with lower interest rates resulted in higher sales to users in Italy, France and Germany. Sales were also up in the United Kingdom despite a weak economy. In Africa & Middle East, low commodity prices, weak growth and spending reductions led to lower sales. Sales were higher in the United Arab Emirates and Egypt but lower in Turkey and South Africa. In the Commonwealth of Independent States, sales were lower due to severe recession in Russia. For EAME as a whole, sales to users were higher for construction and solid waste applications as well as aggregates mining.
     Sales and deliveries in Latin America fell due to widespread recession and slower growth. Only Mexico and Peru have maintained moderate growth. Sales in the first quarter were lower in Brazil, Chile, Venezuela, Mexico and Colombia, but higher in Peru and Argentina. Although sales to users in the metals mining sector were up, sales to users were lower for construction applications as well as other commodity applications.

     Sales and deliveries in Asia/Pacific remained below year earlier levels reflecting the impact of last year's severe recessions in Southeast Asia, Korea and Japan. Sales were below first-quarter 1998 levels in Indonesia, Thailand and the Philippines but higher in Japan, Malaysia and Korea. Sales also were higher in China reflecting the impact of the government's sizable infra-structure initiative and in India which has continued to register good economic growth. Sales were lower in Australia. For the region as a whole, sales to users were lower in all key applications except forestry and aggregates mining.

Dealer Inventories of Machines

     Worldwide dealer new machine inventories at the end of the first quarter were about the same as year earlier and just slightly above normal relative to current selling rates. Higher inventories in North America offset declines in Asia/Pacific and Latin America. At quarter's end, inventories compared with current selling rates were about normal in Asia/Pacific and moderately below normal in EAME. Inventories in North America continue to be moderately above normal compared with current selling rates as dealers took advantage of special financing and inventory programs late last year to improve product availability for the 1999 selling season. Inventories in Latin America were significantly above current selling rates as sales fell sharply due to recession and slower growth.

Engine Sales to End Users and OEMs (excluding Perkins)

     Sales in North America were up primarily due to continued, very strong demand for on-highway truck engines. Sales also were higher in power generation and marine applications but lower in the industrial and petroleum sectors. Sales of both reciprocating and turbine engines were higher. Sales were up in Canada as well as the United States.
     Sales in EAME were down primarily due to a decline in Europe. Sales were higher in marine applications but lower in power generation, petroleum and industrial applications. Sales were lower for both reciprocating and turbine engines.
     Sales in Asia/Pacific remained near last year's levels as higher sales in Australia and Japan offset lower sales in developing Asia, which remained weak following last year's severe recessions. Sales of turbine engines were above year earlier levels as higher sales in Australia more than offset lower sales elsewhere. Sales of reciprocating engines were lower across most of the region. Sales were higher for petroleum applications and lower for power generation.
     Sales in Latin America also were lower for both reciprocating and turbine engines as well as for most applications, reflecting the impact of recessions and slower growth.

EMPLOYMENT
----------
     At the end of the first quarter, Caterpillar's worldwide employment was 65,377 compared with 64,681 one year ago.

OUTLOOK
-------
     1999 company sales and revenues are expected to be slightly below 1998's record levels due to weakness in Latin America, a reversal of last year's increase in North American dealer inventory levels and the impact of low commodity prices. Sales are forecast to be higher in EAME due to improved demand for machinery in Europe. Sales also are forecast to be up in Asia/Pacific where dealers were liquidating new machine inventories in 1998.

     As a result of adverse product sales mix, lower sales and a continuing competitive pricing environment, the company is implementing actions to reduce costs. These include selected production schedule cuts, employment reductions and temporary plant shutdowns at facilities in the United States, Latin America and Europe. Other actions include reducing inventory and selling, general and administrative and research and development expenses. As a result of these actions and anticipated better demand, profit in the second half of 1999 is expected to be higher than the first half. For the year profit per share is expected to be 10%-15% less than 1998.

SUPPLEMENTAL OUTLOOK INFORMATION
--------------------------------

Summary

     World economic growth in 1999 is forecast to be similar to 1998 as improvement in Asia is largely offset by recession in Latin America. The United States and Australian economies should register another year of excellent growth while moderate growth is forecast to continue in Europe.
     Combined with low prices for metals and uncertainty over oil prices, this outlook is expected to result in slightly lower industry demand for
construction and mining equipment.   Machine demand is forecast to remain
close to 1998 levels in the United States and just below last year's levels in Australia and Japan. Higher demand in Europe and developing Asia should offset lower demand in Latin America and Canada. In contrast to construction and mining equipment, industry demand for agricultural equipment is forecast to be down sharply due to depressed commodity prices.
     Industry demand for engines is now forecast to exceed 1998 levels in North America due primarily to the continued strong on-highway truck market. Demand in the rest of the world, however, is likely to be down.
     In this environment of generally weaker industry demand, company sales and revenues are expected to be slightly below 1998 levels. The decline is due primarily to the sharp drop in demand from Latin America, the impact of low commodity prices on the mining, oil and agricultural sectors and an inventory adjustment by North American dealers.

North America

     In the United States, Gross Domestic Product (GDP) growth is forecast to slow from 3.9% in 1998 to 3.0%-3.5% in 1999. Housing starts should remain strong, and the new six-year highway spending bill will boost highway construction spending as well as aggregates production. Metals mining and agriculture, however, are expected to remain weak due to low worldwide prices. Industry demand for construction and mining machines is expected to be about flat while demand for agricultural equipment is forecast to fall. In Canada, slower economic growth and low commodity prices are expected to result in slightly lower industry demand for machines. For North America, industry demand for reciprocating engines is forecast to increase due to the continued strong on-highway truck market, but demand for turbines is forecast to decline due to low oil prices over the past year. In total, industry demand for the region should remain near 1998 levels but company sales are forecast to decline primarily due to a reversal of last year's increase in dealer new machine inventory levels.

EAME

     In Western Europe, GDP growth is expected to be about 2.5%, resulting in slightly higher industry demand for construction and mining machines. Demand in the United Kingdom, however, is anticipated to decline due to weak growth resulting from high interest rates and a strong currency. European demand for reciprocating engines, especially from OEMs, is forecast to be down. In Africa & Middle East, weak growth and low commodity prices should result in lower industry demand for both machines and engines. In Russia, continued recession and instability will result in lower industry demand. For the region as a whole, company sales are forecast to be near 1998 levels as higher machinery sales are offset by lower engine sales.

Latin America

     Recessions in Brazil, Argentina, Venezuela, Colombia and Ecuador are likely to continue for another three to six months before the region stabilizes. Consequently, industry demand for machines and engines in these countries will be much lower than last year. Mexico and Peru are expected to sustain moderate economic growth, but industry demand for the entire region is still likely to be down significantly leading to lower company sales.

Asia/Pacific

     In the Asia/Pacific region, some of the developing countries which experienced severe recession in 1998 are beginning to stabilize and growth should resume later this year. China should continue to grow at about 7%.
As a result, GDP for developing Asia is expected to increase from 1.0% in 1998 to 3.5% in 1999. Industry demand for machines is forecast to be up slightly with an increase in China due to strong infrastructure spending more than offsetting continued weakness in Southeast Asia. Industry demand for engines is expected to be down moderately. Business conditions in Japan are expected to remain weak in 1999, but massive public works spending should begin to stabilize industry demand after the steep decline of the past two years. In Australia, continued good economic growth should keep industry demand just slightly below 1998 levels. For the region as a whole, industry demand will be about flat but company sales are forecast to be up slightly because dealers are not expected to decrease new machine inventories as they did in 1998.


B.   Liquidity & Capital Resources
     -----------------------------

     Consolidated operating cash flow was a negative $61 million for the first quarter of 1999, compared with $108 million for the first quarter of 1998.
This decrease is largely due to an unfavorable change in receivables. Total debt as of March 31, 1999 was $12.93 billion, an increase of $477 million from year-end 1998. During the first quarter of 1999, debt related to Machinery and Engines increased $175 million, to $3.28 billion, while debt related to Financial Products increased $302 million to $9.65 billion.
     In 1998, the board of directors authorized a share repurchase program to reduce the number of outstanding shares to 320 million within the next three to five years. For the first quarter of 1999, 1.7 million shares have been repurchased under the plan. The number of shares outstanding at March 31, 1999, was 355.8 million.

Machinery and Engines

     Operating cash flow was $57 million through the first quarter of 1999, compared with $819 million for the same period a year ago. This decrease was primarily due to a seasonal increase in receivables during the first quarter of 1999 compared with a decrease in receivables during the first quarter of 1998. First quarter 1998 benefited from the initiation of the revolving sale of receivables to Financial Products.

     First quarter 1999 capital expenditures, excluding equipment leased to others, were $110 million compared with $116 million for the same period a year ago. Total debt increased by $175 million due to short term borrowings. Our debt to debt plus equity ratio as of March 31, 1999 was 38%.

Financial Products
     Operating cash flow was a negative $82 million for the first quarter 1999, compared with a negative $691 million for the first quarter of 1998. First quarter 1998 was negatively impacted by the purchase of receivables from Machinery and Engines. Cash used to purchase equipment leased to others was $96 million in 1999. In addition, net cash used for finance receivables was $130 million for the first quarter of 1999, compared with $426 million for the first quarter of 1998.

     Financial Products' debt was $9.65 billion at March 31, 1999, an increase of $302 million from December 31, 1998, and primarily comprised $6.35 billion of medium term notes, $109 million of notes payable to banks and $3.07 billion of commercial paper. At the end of the first quarter of 1999, finance receivables past due over 30 days were 2.0%, compared with 1.6% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 7.9:1 at March 31, 1999, compared with 8.0:1 at December 31, 1998.

     Financial Products had outstanding credit lines totaling $4.28 billion at March 31, 1999, which included $2.61 billion of shared revolving credit agreements with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills and bank borrowings.


C.   Year 2000 Challenge
     ------------------

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

We have established five Year 2000 phases under which units measure their progress:
  * Inventory -- identifying key business areas and related products and services (both internal and external) potentially impacted by the Year 2000 issue;
  * Analysis -- determining how a product or service is impacted and preparing a plan to address the issue;
  * Remediation -- making the necessary changes to bring the product or service into compliance;
  * Validation -- testing the product or service to ensure it is Year 2000 compliant; and
  *  Implementation -- installing necessary changes in production.

Internal Systems

As of March 31, 1999, all Caterpillar business units have completed an inventory of internal systems having potential Year 2000 issues. By internal systems, we mean both information technology and non-information technology systems. Analysis to address Year 2000 issues has been completed on all critical systems within the control of our units. Of those critical systems, about 96% have been remediated and 93% validated. For about 89% of all critical systems within our control, Year 2000 fixes have been implemented.

About 77% of our business units report that mission-critical systems within their control will be fixed, tested, and in production by June 1, 1999. All units report that mission-critical and significant priority systems will attain that status by October 1, 1999.

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

Analysis to address Year 2000 issues has been completed on about 97% of critical dependencies (including suppliers, utilities, and transportation services) outside the control of our business units. For 73% of these critical dependencies, we have implemented Year 2000-ready solutions or confirmed that the business partner or dependency was already Year 2000 compliant. Dependencies reported as outside the control of our units may include those supplied by other units within Caterpillar as well as those supplied by outside companies.

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

Costs

The following cost estimates, which are as of March 31, 1999, would not have a material impact on Caterpillar's results, financial position, or cash flow. As of March 31, 1999, we have incurred about two-thirds of these estimated total costs. As necessary, we will refine these estimates.

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

The "most reasonably likely worst case scenario" in light of these risks would involve a potential loss in sales resulting from production and shipping delays caused by Year 2000-related disruptions. Under this scenario, manual procedures would be required for order processing, invoicing, supplier management processing, warranty claim processing, and for certain factory machine tool operations. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. Based on our internal analysis, we believe even if our "most reasonably likely worst case scenario" were to occur it would not have a material impact on our results, financial position, or cash flow.

To minimize the potential impact of the "most reasonably likely worst case scenario," each Caterpillar business unit is developing contingency plans. Finalized contingency plans may involve manual operation of machine tools, manual collection and reporting of data, adjustment of production material inventory levels, and alternative sources of supply. Contingency plans, where deemed necessary, will be finalized before the end of 1999.


PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     We have fifteen employee stock purchase plans administered outside the United States for our non-U.S. employees. These plans are not registered with the Securities and Exchange Commission and are exempt from such registration pursuant to Regulation S under the Securities Act. As of December 31, 1998, those plans had approximately 4,697 participants in the aggregate. During the First Quarter of 1999, a total of 79,558 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Caterpillar Inc. was held on
April 14, 1999, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1 - Election of Directors.

All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                           Shares Voted           Shares
                             "FOR"              "WITHHELD"
                           ------------         ---------
W. Frank Blount            292,144,792          3,629,424
John R. Brazil             291,957,119          3,817,097
James P. Gorter            292,344,335          3,429,881
Peter A. Magowan           292,437,497          3,336,719
Clayton K. Yeutter         292,243,861          3,530,355

Proposal 2 - Appointment of Auditors.

The appointment of PricewaterhouseCoopers LLP as independent auditor was approved by the following vote:

Shares Voted          Shares Voted           Shares           Shares
    "FOR"                "AGAINST"         "ABSTAINING"       Not Voted
------------          ------------        ------------       ---------
 293,575,477            1,077,486            1,121,253               0


Proposal 3 - Stockholder Proposal - Country Selection Guidelines.

The stockholder proposal requesting the Board of Directors to establish guidelines regarding investments in certain countries was defeated with the following vote:

Shares Voted          Shares Voted           Shares           Shares
    "FOR"                "AGAINST"         "ABSTAINING"       Not Voted
------------          ------------        ------------       ----------
  13,361,571          222,787,688           12,708,452       46,916,505


Proposal 4 - Stockholder Proposal - Declassify Board

A stockholder proposal requesting the Board of Directors to declassify the Board for the purpose of director elections was defeated with the following vote:

Shares Voted          Shares Voted           Shares           Shares
    "FOR"                "AGAINST"         "ABSTAINING"       Not Voted
------------          ------------        ------------       ----------
 100,618,983           144,770,251           3,458,477       46,926,505


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit No.           Description
          -----------           -----------
             27                 Financial Data Schedule


     (b) Reports on Form 8-K, dated January 14, January 20, February 2, and March 12 were filed during the quarter ending March 31, 1999, pursuant to Item 5 of that form. An additional Form 8-K was filed on April 16, 1999 pursuant to Item 5. No financial statements were filed as part of those reports.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       CATERPILLAR INC.

Date: May 5, 1999                   By: /s/ F. L. McPheeters
                                       ----------------------
                                     F. L. McPheeters, Vice President
                                     and Chief Financial Officer

Date: May 5, 1999                   By: /s/ R. R. Atterbury III
                                       -------------------------
                                     R. R. Atterbury III, Secretary

                              EXHIBIT INDEX



Exhibit
Number                     Description
------                     -----------
27                         Financial Data Schedule