Form 10-K405/A
period 1998-12-31
CATERPILLAR INC
filed 1999-06-01
CIK 18230

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 11-K



(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the Fiscal Year Ended November 30, 1998

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

Caterpillar Inc.
Employees' Investment Plan
Financial Statements and Additional Information
November 30, 1998 and 1997

                       Report of Independent Accountants



To the Participants, Investment Plan Committee and Benefits Funds Committee of the Caterpillar Inc.
Employees' Investment Plan

In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the Caterpillar Inc. Employees' Investment Plan (the Plan) at November 30, 1998 and 1997, and the changes in net assets available for plan benefits for the years ended November 30, 1998 and 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and of reportable (5%) transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 (ERISA). The fund information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. These supplemental schedules and fund information are the responsibility of the Plan's management. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The schedule of assets held for investment purposes that accompanies the Plan's financial statements does not disclose the historical cost of certain plan assets held by a Plan custodian. Disclosure of this information is required by ERISA.


/s/PricewaterhouseCoopers LLP

Peoria, Illinois
May 26, 1999

                                                                       EXHIBIT A
                                                                       ---------

                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               NOVEMBER 30, 1998
                               -----------------
                              (Dollars in 000's)


                             ---------------------------------------------------------------------
                                      PART  1
                             -------------------------  ------------------------------------------

                             Caterpillar   Government   Caterpillar  -----------------------------
                                Common     Short-term     Common      Stable
                                Stock      Investment      Stock     Principal  Short-term   Money
                                 Fund         Fund         Fund        Fund     Government  Market
                             ------------  -----------  -----------  ---------  ----------  -------
Investments, at fair value
 (Notes 2 and 4):
 Caterpillar Inc. common
  stock, 18,056,623 shares      $892,674      $            $           $           $        $
 Collective trust fund                         12,805
 Registered investment
  companies
 Investment in Master Trust
  Net Assets                                                310,947     79,879      14,783   84,794
                                --------      -------      --------  ---------  ----------  -------

     Total cash and
      investments                892,674       12,805       310,947     79,879      14,783   84,794

Employer and participant
 contributions receivable          3,176          111
Interest and dividends
 receivable                           14           52
Transfers payable to EIP II       (3,712)         (14)
Other payables                        (5)
                                --------      -------      --------  ---------  ----------  -------

     Total net assets           $892,147      $12,954      $310,947    $79,879     $14,783  $84,794
                                ========      =======      ========  =========  ==========  =======

                                                                   Fund  Information
                             ------------------------------------------------------------------------------------
                                              PART  2
                             ------------------------------------------------------------------------------------
                             Preferred Group of Mutual Funds
                             --------------------------------------------------------------
                                                                                                       Self-
                                                                 Asset      Fixed    Small    Loan    Directed
                             Value    International   Growth   Allocation  Income     Cap     Fund      Fund       Total
                             -------  -------------  --------  ----------  -------  -------  -------  --------  -----------
Investments, at fair value
  (Notes 2 and 4):
 Caterpillar Inc. common
  stock, 18,056,623 shares   $               $        $            $        $        $        $        $         $  892,674
 Collective trust fund                                                                                               12,805
 Registered investment
  companies                                                                                              15,618      15,618
 Investment in Master Trust
  Net Assets                  222,513         73,811   269,098      79,339   34,243   34,920   16,529             1,220,856
                             --------  -------------  --------  ----------  -------  -------  -------  --------  ----------

      Total cash and
       investments            222,513         73,811   269,098      79,339   34,243   34,920   16,529    15,618   2,141,953

Employer and participant
 contributions receivable                                                                                             3,287
Interest and dividends
 receivable                                                                                                              66
Transfers payable to EIP II                                                                                          (3,726)
Other payables                                                                                                           (5)
                             --------  -------------  --------  ----------  -------  -------  -------  --------  ----------

     Total net assets        $222,513        $73,811  $269,098     $79,339  $34,243  $34,920  $16,529   $15,618  $2,141,575
                             ========  =============  ========  ==========  =======  =======  =======  ========  ==========

                      (See notes to financial statements)

                                                                       EXHIBIT A
                                                                       ---------


                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               NOVEMBER 30, 1997
                               -----------------
                              (Dollars in 000's)

                                                                                                        Fund  Information
                             -------------------------------------------------------------------------------------------------------
                                      PART  1                                                                         PART  2
                             -------------------------  ---------------------------------------------------------------------------
                                                                                                     Preferred Group of Mutual Funds
                             Caterpillar   Government   Caterpillar  ---------------------------------------------------------------
                               Common      Short-term     Common       Stable
                                Stock      Investment      Stock     Principal  Short-term   Money
                                 Fund         Fund         Fund        Fund     Government  Market    Value   International Growth
                             ------------  -----------  -----------  ---------  ----------  -------  -------- ------------- --------
Investments, at fair value
  (Notes 2 and 4):
 Cash and cash equivalents      $    157      $            $           $           $        $        $              $       $
 Caterpillar Inc. common
  stock, 18,598,394 shares       891,561
 Collective trust fund                         13,078
 Registered investment
  companies
 Investment in Master Trust
  Net Assets                                                287,108     66,845      10,942   52,945   194,930        70,390  209,302
                                --------      -------      --------  ---------  ----------  -------  -------- ------------- --------

     Total cash and
      investments                891,718       13,078       287,108     66,845      10,942   52,945   194,930        70,390  209,302

Employer and participant
 contributions receivable          3,191           81
Interest and dividends
 receivable                           11           59
Transfers payable to EIP II       (2,955)         (42)
Other payables                      (161)
                                --------      -------      --------  ---------  ----------  -------  -------- ------------- --------

     Total net assets           $891,804      $13,176      $287,108    $66,845     $10,942  $52,945  $194,930       $70,390 $209,302
                                ========      =======      ========  =========  ==========  =======  ======== ============= ========


                              ---------------------------------------------------

                              ---------------------------------------------------

                              ------------------------------
                                                                        Self-
                                  Asset      Fixed    Small    Loan    Directed
                                Allocation  Income     Cap     Fund      Fund       Total
                                ----------  -------  -------  -------  --------  -----------
Investments, at fair value
  (Notes 2 and 4):
 Cash and cash equivalents          $        $        $        $        $         $      157
 Caterpillar Inc. common
  stock, 18,598,394 shares                                                           891,561
 Collective trust fund                                                                13,078
 Registered investment
  companies                                                               14,108      14,108
 Investment in Master Trust
  Net Assets                         49,400   20,411   37,154   15,554             1,014,981
                                 ----------  -------  -------  -------  --------  ----------

      Total cash and
       investments                   49,400   20,411   37,154   15,554    14,108   1,933,885

Employer and participant
 contributions receivable                                                              3,272
Interest and dividends
 receivable                                                                               70
Transfers payable to EIP II                                                           (2,997)
Other payables                                                                          (161)
                                 ----------  -------  -------  -------  --------  ----------

     Total net assets               $49,400  $20,411  $37,154  $15,554   $14,108  $1,934,069
                                 ==========  =======  =======  =======  ========  ==========

                      (See notes to financial statements)

                                                                       EXHIBIT B
                                                                       ---------


                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED NOVEMBER 30, 1998
                      ------------------------------------
                               (Dollars in 000's)

                                                                                             Fund  Information
                             ----------------------------------------------------------------------------------------------------
                                      PART  1                                                            PART  2
                             -------------------------  -------------------------------------------------------------------------
                                                                                                 Preferred Group of Mutual Funds
                             Caterpillar   Government   Caterpillar   -----------------------------------------------------------
                                Common     Short-Term      Common       Stable
                                Stock      Investment      Stock      Principal   Short-term   Money
                                 Fund         Fund         Fund         Fund     Government    Market      Value    International
                                 ----         ----         ----         ----     ----------    ------      ------   -------------
Contributions:
 Participant (Note 1)          $  58,167      $ 1,398      $  7,400     $ 3,267      $   745   $  2,998   $ 15,820      $ 6,893
 Employer (Notes 1 and 2)         32,627
                               ---------      -------      --------     -------      -------   --------   --------      -------
                                  90,794        1,398         7,400       3,267          745      2,998     15,820        6,893
                               ---------      -------      --------     -------      -------   --------   --------      -------

Investment income:-
 Interest                            103
 Dividends                        19,877
 Net appreciation in fair
  value of:
   Common stock                   32,107
   Collective trust fund                          692
   Registered investment
    companies
 Plan interest in net
  investment income of
  Master Trust (Note 4)                                      16,885       4,487          594      3,529     22,511        4,901
                               ---------      -------      --------     -------      -------   --------   --------      -------

     Net investment income        52,087          692        16,885       4,487          594      3,529     22,511        4,901
                               ---------      -------      --------     -------      -------   --------   --------      -------

Withdrawals                      (59,632)      (1,152)      (16,370)     (5,996)        (565)   (13,921)    (7,881)      (2,628)
Transfers (to)/from other
 plans, net                                                     552         269           16         76        254           98
Interfund transfers, net         (82,906)      (1,160)       15,372      11,007        3,051     39,167     (3,121)      (5,843)
                               ---------      -------      --------     -------      -------   --------   --------      -------

     Withdrawals and
      transfers, net            (142,538)      (2,312)         (446)      5,280        2,502     25,322    (10,748)      (8,373)
                               ---------      -------      --------     -------      -------   --------   --------      -------

Increase (decrease) in net
 assets                              343         (222)       23,839      13,034        3,841     31,849     27,583        3,421

Net assets:
 Beginning of year               891,804       13,176       287,108      66,845       10,942     52,945    194,930       70,390
                               ---------      -------      --------     -------      -------   --------   --------      -------

 End of year                   $ 892,147      $12,954      $310,947     $79,879      $14,783   $ 84,794   $222,513      $73,811
                               =========      =======      ========     =======      =======   ========   ========      =======

                             -----------------------------------------------------------------

                             -----------------------------------------------------------------

                             --------------------------------------------
                                                                                       Self-
                                              Asset      Fixed     Small     Loan    Directed
                                Growth    Allocation    Income     Cap       Fund      Fund       Total
                                ------    ----------    ------     ---       ----      ----       -----
Contributions:
 Participant (Note 1)           $ 18,912      $ 6,814   $ 2,339   $ 5,268   $         $         $  130,021
 Employer (Notes 1 and 2)                                                                           32,627
                                --------      -------   -------   -------   -------   --------  ----------
                                  18,912        6,814     2,339     5,268                          162,648
                                --------      -------   -------   -------   -------   --------  ----------

Investment income:-
 Interest                                                                                              103
 Dividends                                                                                          19,877
 Net appreciation in fair
  value of:
   Common stock                                                                                     32,107
   Collective trust fund                                                                               692
   Registered investment
    companies                                                                            1,073       1,073
Plan interest in net
 investment income of
  Master Trust (Note 4)           45,044       13,177     1,852    (4,340)    1,445                110,085
                                --------      -------   -------   -------   -------   --------  ----------

     Net investment income        45,044       13,177     1,852    (4,340)    1,445      1,073     163,937
                                --------      -------   -------   -------   -------   --------  ----------

Withdrawals                       (7,044)      (2,665)   (1,469)   (1,525)     (384)              (121,232)
Transfers (to)/from other
 plans, net                          519           59        41       152        86         31       2,153
Interfund transfers, net           2,365       12,554    11,069    (1,789)     (172)       406
                                --------      -------   -------   -------   -------   --------  ----------

     Withdrawals and
      transfers, net              (4,160)       9,948     9,641    (3,162)     (470)       437    (119,079)
                                --------      -------   -------   -------   -------   --------  ----------

Increase (decrease) in net
 assets                           59,796       29,939    13,832    (2,234)      975      1,510     207,506

Net assets:
 Beginning of year               209,302       49,400    20,411    37,154    15,554     14,108   1,934,069
                                --------      -------   -------   -------   -------   --------  ----------

 End of year                    $269,098      $79,339   $34,243   $34,920   $16,529    $15,618  $2,141,575
                                ========      =======   =======   =======   =======   ========  ==========

                      (See notes to financial statements)

                                                                       EXHIBIT B
                                                                       ---------

                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
    ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                      FOR THE YEAR ENDED NOVEMBER 30, 1997
                      ------------------------------------
                               (Dollars in 000's)

                                                                                          Fund  Information
                             -----------------------------------------------------------------------------------------------------
                                      PART  1                                                             PART  2
                             ------------------------   --------------------------------------------------------------------------
                                                                                              Preferred Group of Mutual Funds
                             Caterpillar   Government   Caterpillar   ------------------------------------------------------------
                                Common     Short-Term      Common       Stable
                                Stock      Investment      Stock      Principal   Short-term     Money
                                 Fund         Fund          Fund         Fund     Government    Market      Value    International
                                 ----         ----          ----         ----     ----------    ------      -----    -------------
Contributions:
 Participant (Note 1)          $  49,157      $ 1,615      $  4,900    $  2,923      $   559   $  2,871   $ 10,628      $  6,336
 Employer (Notes 1 and 2)         28,517
                               ---------      -------      --------    --------      -------   --------   --------      --------
                                  77,674        1,615         4,900       2,923          559      2,871     10,628         6,336
                               ---------      -------      --------    --------      -------   --------   --------      --------

Investment income:-
 Interest                             95
 Dividends                        16,859
 Net appreciation in fair
  value of:
   Common stock                   160,222
   Collective trust fund                          686
   Registered investment
    companies
 Plan interest in net
  investment income of
  Master Trust (Note 4)                                      33,703       4,400          593      3,551     42,029         6,354
                               ---------      -------      --------    --------      -------   --------   --------      --------

     Net investment income       177,176          686        33,703       4,400          593      3,551     42,029         6,354
                               ---------      -------      --------    --------      -------   --------   --------      --------

Withdrawals                      (72,176)      (1,288)      (10,615)     (3,416)        (379)    (9,226)    (5,055)       (2,231)
Transfers (to)/from other
 plans, net                                                     281         155           21        265        298           117
Interfund transfers, net         (55,794)        (618)      101,183     (11,609)      (1,233)   (22,208)    (4,246)      (12,895)
                               ---------      -------      --------    --------      -------   --------   --------      --------

     Withdrawals and
      transfers, net            (127,970)      (1,906)       90,849     (14,870)      (1,591)   (31,169)    (9,003)      (15,009)
                               ---------      -------      --------    --------      -------   --------   --------      --------

Increase (decrease) in net
 assets                          126,880          395       129,452      (7,547)        (439)   (24,747)    43,654        (2,319)

Net assets:
 Beginning of year               764,924       12,781       157,656      74,392       11,381     77,692    151,276        72,709
                               ---------      -------      --------    --------      -------   --------   --------      --------

 End of year                   $ 891,804      $13,176      $287,108    $ 66,845      $10,942   $ 52,945   $194,930      $ 70,390
                               =========      =======      ========    ========      =======   ========   ========      ========

                              ----------------------------------------------------------------

                              ----------------------------------------------------------------

                              -------------------------------------------
                                                                                       Self-
                                              Asset      Fixed     Small      Loan    Directed
                                 Growth    Allocation    Income     Cap       Fund      Fund       Total
                                 ------    ----------    ------     ---       ----      ----       -----
Contributions:
 Participant (Note 1)           $ 13,315      $ 3,464   $ 1,207   $ 2,221   $         $         $   99,196
 Employer (Notes 1 and 2)                                                                           28,517
                                --------      -------   -------   -------   -------   --------  ----------
                                  13,315        3,464     1,207     2,221                          127,713
                                --------      -------   -------   -------   -------   --------  ----------

Investment income:-
 Interest                                                                                               95
 Dividends                                                                                          16,859
 Net appreciation in fair
  value of:
   Common stock                                                                                    160,222
   Collective trust fund                                                                               686
   Registered investment
    companies                                                                              1,108     1,108
 Plan interest in net
  investment income of
  Master Trust (Note 4)           47,048        7,484     1,287     6,290     1,340                154,079
                                --------      -------   -------   -------   -------   --------  ----------

     Net investment income        47,048        7,484     1,287     6,290     1,340      1,108     333,049
                                --------      -------   -------   -------   -------   --------  ----------

Withdrawals                       (5,341)      (1,906)     (939)     (490)     (343)              (113,405)
Transfers (to)/from other
 plans, net                          389           52        10         8        82          7       1,685
Interfund transfers, net          (7,766)      (1,806)   (1,484)   14,472        (2)     4,006
                                --------      -------   -------   -------   -------   --------  ----------

     Withdrawals and
      transfers, net             (12,718)      (3,660)   (2,413)   13,990      (263)     4,013    (111,720)
                                --------      -------   -------   -------   -------   --------  ----------

Increase (decrease) in net
 assets                           47,645        7,288        81    22,501     1,077      5,121     349,042

Net assets:
 Beginning of year               161,657       42,112    20,330    14,653    14,477      8,987   1,585,027
                                --------      -------   -------   -------   -------   --------  ----------

 End of year                    $209,302      $49,400   $20,411   $37,154   $15,554    $14,108  $1,934,069
                                ========      =======   =======   =======   =======   ========  ==========

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

Loan provisions

The Plan provides for participant loans against eligible participants' Part 2 separate account balances. Eligible employees obtain participant loans by filing a loan application with the Company and receiving approval thereof. Loan amounts are generally limited to the lesser of $50,000 or 50% of the individual participant's account balance, within certain regulatory restrictions. Loan repayment terms may range from 6 to 117 months depending on the type of loan and bear interest at the prime interest rate plus 1% rounded to the nearest whole percent. Repayments, including interest, are made through after-tax payroll deductions and are credited to the individual participant's account balance. Loan transactions are treated as a transfer to (from) the applicable investment fund (from) to the Loan fund.

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

 Part 2 -

Participant contributions are made through a pretax compensation deferral as elected by the participants and are contributed to the Plan by the employer. During 1998, the compensation deferral was limited to (a) the greater of $6,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $10,000 in 1998) for participants earning in excess of $80,000 or (b) $10,000 for participants earning less than $80,000.

During 1997, the compensation deferral was limited to (a) the greater of $5,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1997) for participants earning in excess of $75,000 or (b) $9,500 for participants earning less than $75,000.

Investment programs

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

 Part 2 -

Participants may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information, including a self-directed fund option which allows participants to invest in various other mutual funds outside of the Preferred Group of Mutual Funds. Contributions to and withdrawals from this self-directed fund occur through transfers to/from other elected funds. State Street Bank serves as custodian for funds invested through this self-directed fund option.

Interfund transfers

Transfers of assets between investment funds are recorded on a net basis in the statement of changes in net assets available for plan benefits with fund information.

Vesting and distribution provisions

 Part 1 -

Participants are fully vested at all times in Caterpillar Inc. common stock or units of the Collective Government Short-Term Investment Fund purchased with participant contributions.

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

NOTE 2 - SUMMARY OF SIGNIFICANT
-------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting

The Plan's accounts are maintained on the accrual basis of accounting.

Investments

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

NOTE 3 - UNIT VALUES:
--------------------

Part 2 of the Plan assigns units to participants directing investments to the Caterpillar Common Stock Fund. The unit values assigned by the Plan reflect the current values of the individual fund. Total units held (in thousands) by the Plan and their respective unit values at each month end are as follows:

                                        Units         Unit
                                        -----         ----
                                                      Value
                                                      -----
                              1997
                              ----
                          December      8,595         34.00

                           1998
                           ----
                          January       8,566         33.62
                          February      8,354         38.04
                          March         8,583         38.36
                          April         8,690         39.63
                          May           8,734         38.30
                          June          9,258         36.92
                          July          9,562         34.00
                          August        9,704         29.78
                          September     9,704         31.33
                          October       9,674         31.63
                          November      9,003         34.54

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

The Master Trust invests in the Preferred Group of Mutual Funds, registered investment companies which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of the Company. The options available to the participants through the Preferred Group of Mutual Funds are comprised of the following:

      Preferred Stable Principal Fund
      Preferred Short-Term Government Fund       Preferred Value Fund
      Preferred Growth Fund                      Preferred Fixed Income Fund
      Preferred Money Market Fund                Preferred International Fund
      Preferred Asset Allocation Fund            Preferred Small Cap Fund

CIML manages the Preferred Small Cap Fund and the Preferred Short-Term Government Fund; however, during the period November 1, 1997 through March 31, 1998, the Preferred Short-Term Government Fund was managed by an unrelated third party. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the November 30, 1998 and 1997 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At November 30, 1998 and 1997, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                            1998    1997
                                           ------  ------
   Caterpillar Inc. Common Stock Fund      87.30%  86.21%
   Preferred Stable Principal Fund         72.69%  70.30%
   Preferred Short-Term Government Fund    78.21%  76.72%
   Preferred Money Market Fund             84.88%  84.60%
   Preferred Value Fund                    82.19%  81.69%
   Preferred International Fund            85.03%  85.06%
   Preferred Growth Fund                   81.65%  81.34%
   Preferred Asset Allocation Fund         86.94%  86.07%
   Preferred Fixed Income Fund             87.21%  87.45%
   Preferred Small Cap Fund                86.06%  87.18%
   Loan Fund                               68.84%  69.30%

Investment Valuation

The Master Trust's investments are stated at fair value. Common stock and cash and cash equivalents are valued at quoted market prices. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Master Trust at year end. Participant loans are valued at cost which approximates fair value.

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 11 through 14 for analyses of the net assets and changes in net assets of the Master Trust as of November 30, 1998 and 1997.

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------
                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               NOVEMBER 30, 1998
                               -----------------
                              (Dollars in 000's)

                                                                            Preferred Group of Mutual Funds
                                           ----------------------------------------------------------------------------------
                             Caterpillar
                                Common      Stable
                                Stock      Principal  Short-term    Money                                            Asset
                                 Fund        Fund     Government   Market     Value    International    Growth    Allocation
                             ------------  ---------  -----------  -------  ---------  --------------  ---------  -----------
Investments, at fair value:
 Cash and cash equivalents      $ 17,876    $            $         $        $                $         $             $
 Common stock                    334,345
 Registered investment
  companies                                  109,219      18,816    97,380   270,011          86,207    328,201       90,812
 Participant loans
                                --------    --------     -------   -------  --------         -------   --------      -------

   Total investments             352,221     109,219      18,816    97,380   270,011          86,207    328,201       90,812

Dividend and interest
 receivable                           45
Transfers receivable from
 EIP 1                             3,712                                14
Contributions receivable             806         361          77       338     1,223             588      1,572          436
Interfund transfers
 receivable/(payable), net          (811)        184          (3)    2,081      (659)            (66)      (440)         (29)
Other
 receivable/(payable), net           189         119          12        89       159              81        224           37
                                --------    --------     -------   -------  --------         -------   --------      -------

   Net assets                   $356,162    $109,883     $18,902   $99,902  $270,734         $86,810   $329,557      $91,256
                                ========    ========     =======   =======  ========         =======   ========      =======

                               -----------------


                                Fixed    Small      Loan
                               Income     Cap       Fund      Total
                               -------  --------  --------  ----------
Investments, at fair value:
 Cash and cash equivalents     $        $         $         $   17,876
 Common stock                                                  334,345
 Registered investment
  companies                     38,990   40,492              1,080,128
 Participant loans                                 24,784       24,784
                               -------  -------   -------   ----------

   Total investments            38,990   40,492    24,784    1,457,133

Dividend and interest
 receivable                                                         45
Transfers receivable from
 EIP 1                                                           3,726
Contributions receivable           186      375                  5,962
Interfund transfers
 receivable/(payable), net          75     (332)
Other
 receivable/(payable), net          16       39      (773)         192
                               -------  -------   -------   ----------

   Net assets                  $39,267  $40,574   $24,011   $1,467,058
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

                                                                           Preferred Group of Mutual Funds
                                           --------------------------------------------------------------------------------
                             Caterpillar
                                Common      Stable
                                Stock      Principal  Short-term   Money                                           Asset
                                 Fund        Fund     Government   Market    Value    International    Growth   Allocation
                             ------------  ---------  ----------  --------  --------  --------------  --------  -----------
Investments, at fair value:
 Cash and cash equivalents      $ 14,588     $           $        $         $               $         $            $
 Common stock                    314,360
 Registered investment
  companies                                   94,548      14,174   62,201    237,185         82,017    255,414      56,985
 Participant loans

                                --------     -------     -------  -------   --------        -------   --------     -------

   Total investments             328,948      94,548      14,174   62,201    237,185         82,017    255,414      56,985

Dividend and interest
 receivable                           99
Transfers receivable from
 EIP 1                             2,955                               42
Contributions receivable             960         399          76      311      1,261            664      1,610         397
Transfers
 receivable/(payable), net           (69)         31                  (34)        15            (17)        53         (14)
Other
 receivable/(payable), net           157         105          11       66        159             90        240          35
                                --------     -------     -------  -------   --------        -------   --------     -------

   Net assets                   $333,050     $95,083     $14,261  $62,586   $238,620        $82,754   $257,317     $57,403
                                ========     =======     =======  =======   ========        =======   ========     =======

                             ------------------


                                Fixed    Small     Loan
                               Income     Cap      Fund      Total
                               -------  -------  --------  ----------
Investments, at fair value:
 Cash and cash equivalents     $        $        $         $   14,588
 Common stock                                                 314,360
 Registered investment
  companies                     23,173   42,188               867,885
 Participant loans                                23,198       23,198
                               -------  -------  -------   ----------

   Total investments            23,173   42,188   23,198    1,220,031

Dividend and interest
 receivable                                                        99
Transfers receivable from
 EIP 1                                                          2,997
Contributions receivable           143      360                 6,181
Transfers
 receivable/(payable), net          11       24
Other
 receivable/(payable), net          13       50     (751)         175
                               -------  -------  -------   ----------

   Net assets                  $23,340  $42,622  $22,447   $1,229,483
                               =======  =======  =======   ==========

                 CATERPILLAR INC. - EMPLOYEES' INVESTMENT PLAN
                 ---------------------------------------------
           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED NOVEMBER 30, 1998
                     ------------------------------------
                              (Dollars in 000's)

                                                                         Preferred Group of Mutual Funds
                                           -------------------------------------------------------------------------------------
                             Caterpillar
                                Common       Stable
                                Stock      Principal   Short-term     Money                                             Asset
                                 Fund         Fund     Government    Market      Value    International    Growth    Allocation
                             ------------  ----------  -----------  ---------  ---------  --------------  ---------  -----------
Investment income:-
 Interest                       $    913    $             $         $          $              $           $            $
 Dividends                         7,772
 Net appreciation in fair
  value of:
  Common stock                    10,987
  Registered investment
   companies                                   6,287          768      4,091     27,432           5,782     55,238       15,269
                                            --------      -------   --------   --------       ---------   --------     --------

     Net investment income        19,672       6,287          768      4,091     27,432           5,782     55,238       15,269
                                --------    --------      -------   --------   --------       ---------   --------     --------

Contributions to all plans        12,842       5,433        1,049      4,503     19,893           8,626     24,189        8,166
                                --------    --------      -------   --------   --------       ---------   --------     --------
Withdrawals from all plans       (18,329)     (8,248)        (709)   (15,029)   (10,858)         (3,271)    (9,679)      (3,132)
                                --------    --------      -------   --------   --------       ---------   --------     --------
Transfers from EIP 1              82,906                               1,160
                                --------    --------      -------   --------   --------       ---------   --------     --------
Interfund transfers, net         (73,979)     11,328        3,533     42,591     (4,353)         (7,081)     2,492       13,550
                                --------    --------      -------   --------   --------       ---------   --------     --------

Increase (decrease) in net
 assets                           23,112      14,800        4,641     37,316     32,114           4,056     72,240       33,853

Net assets:
 Beginning of year               333,050      95,083       14,261     62,586    238,620          82,754    257,317       57,403
                                --------    --------      -------   --------   --------       ---------   --------     --------

 End of year                    $356,162    $109,883      $18,902   $ 99,902   $270,734       $  86,810   $329,557     $ 91,256
                                ========    ========      =======   ========   ========       =========   ========     ========

                             -------------------

                                Fixed     Small     Loan
                               Income      Cap      Fund       Total
                              --------  --------  --------  -----------
Investment income:-
 Interest                     $         $         $ 2,070   $    2,983
 Dividends                                                       7,772
 Net appreciation in fair
  value of:
  Common stock                                                  10,987
  Registered investment
   companies                    2,115    (5,020)               111,962
                              --------  --------  --------  -----------

     Net investment income      2,115    (5,020)    2,070      133,704
                              --------  --------  --------  -----------

Contributions to all plans      2,921     6,540                 94,162
                              --------  --------  --------  ----------
Withdrawals from all plans     (1,687)   (1,673)     (617)     (73,232)
                              --------  --------  --------  ----------
Transfers from EIP 1                                            84,066
                              --------  --------  --------  ----------
Interfund transfers, net       12,578    (1,895)      111       (1,125)
                              --------  --------  --------  ----------

Increase (decrease) in net
 assets                        15,927    (2,048)    1,564      237,575

Net assets:
 Beginning of year             23,340    42,622    22,447    1,229,483
                              --------  --------  --------  ----------

 End of year                  $39,267   $40,574   $24,011   $1,467,058
                              ========  ========  ========  ==========

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

                                                                  Preferred Group of Mutual Funds
                                          --------------------------------------------------------------------------------------
                             Caterpillar
                                Common       Stable
                                Stock      Principal   Short-term     Money                                             Asset
                                 Fund         Fund     Government    Market      Value    International    Growth    Allocation
                             ------------  ----------  -----------  ---------  ---------  --------------  ---------  -----------
Investment income:-
 Interest                       $    796    $             $         $          $               $          $             $
 Dividends                         4,744
 Net appreciation in fair
  value of:
  Common stock                    33,272
  Registered investment
   companies                                   6,227          774      4,122     51,374           7,320     57,870        8,647
                                --------    --------      -------   --------   --------        --------   --------      -------

     Net investment income        38,812       6,227          774      4,122     51,374           7,320     57,870        8,647
                                --------    --------      -------   --------   --------        --------   --------      -------

Contributions to all plans         8,777       5,437          892      4,416     14,289           8,290     18,060        4,665
                                --------    --------      -------   --------   --------        --------   --------      -------
Withdrawals from all plans       (11,838)     (5,438)        (537)   (10,417)    (6,904)         (2,552)    (6,939)      (2,099)
                                --------    --------      -------   --------   --------        --------   --------      -------
Transfers from EIP 1              55,793                                 618
                                --------    --------      -------   --------   --------        --------   --------      -------
Interfund transfers, net          59,058     (16,001)      (1,653)   (26,931)    (5,826)        (15,404)   (10,341)      (2,306)
                                --------    --------      -------   --------   --------        --------   --------      -------

Increase (decrease) in net
 assets                          150,602      (9,775)        (524)   (28,192)    52,933          (2,346)    58,650        8,907

Net assets:
 Beginning of year               182,448     104,858       14,785     90,778    185,687          85,100    198,667       48,496
                                --------    --------      -------   --------   --------        --------   --------      -------

 End of year                    $333,050    $ 95,083      $14,261   $ 62,586   $238,620        $ 82,754   $257,317      $57,403
                                ========    ========      =======   ========   ========        ========   ========      =======

                             ------------------

                               Fixed     Small      Loan
                               Income     Cap       Fund       Total
                              --------  -------   --------  -----------
Investment income:-
 Interest                     $         $         $ 1,851   $    2,647
 Dividends                                                       4,744
 Net appreciation in fair
  value of:
  Common stock                                                  33,272
  Registered investment
   companies                    1,481     7,239                145,054
                              -------   -------   -------   ----------

     Net investment income      1,481     7,239     1,851      185,717
                              -------   -------   -------   ----------

Contributions to all plans      1,741     2,951                 69,518
                              -------   -------   -------   ----------
Withdrawals from all plans     (1,036)     (560)     (530)     (48,850)
                              -------   -------   -------   ----------
Transfers from EIP 1                                            56,411
                              -------   -------   -------   ----------
Interfund transfers, net       (1,922)   16,021       999       (4,306)
                              -------   -------   -------   ----------

Increase (decrease) in net
 assets                           264    25,651     2,320      258,490

Net assets:
 Beginning of year             23,076    16,971    20,127      970,993
                              -------   -------   -------   ----------

 End of year                  $23,340   $42,622   $22,447   $1,229,483
                              =======   =======   =======   ==========

                            ADDITIONAL  INFORMATION
                            -----------------------

                                                                     SCHEDULE  I
                                                                     -----------



                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               NOVEMBER 30, 1998
                               -----------------


(a)          (b)                                 (c)                                        (d)              (e)
      Identity of issue,        Description of investment, including
       borrower, lessor           maturity date, rate of interest,                                         Current
       or similar party          collateral, par or maturity value                           Cost           Value
       ----------------          ---------------------------------                           ----           -----
*      Caterpillar Inc.         Common stock; 18,056,623 shares                          $465,488,389    $  892,674,300
                                                                                         ============    ==============

*      Northern Trust           Collective Government Short-Term Investment Fund         $ 12,805,026    $   12,805,026
                                                                                         =============   ==============

*      Caterpillar Inc.         401(k) Master Trust                                      $790,211,972    $1,220,856,000

       AIM                      Global High Income Class B; 970.246 units                $               $        8,296
       Accessor FDS Inc.        Small to Mid-Cap; 235.412 units                                                   5,144
       American                 Century Benham Target Mat TR 2005; 814.099 units                                 61,546
                                Century Benham Target Mat TR 2020; 564.493 units                                 20,480
                                Century Global Gold; 17,500.333 units                                           104,127
                                Century Income & Growth; 440.341 units                                           12,624
                                Century Equity Growth; 142.569 units                                              3,085
                                Century 20th Century Ultra; 1,938.295 units                                      63,925
                                Heritage Fund; 9,899.069 units                                                    4,356
       Ariel                    Growth Class A; 302.946 units                                                    12,727
       Artisan                  Small Cap; 19.976 units                                                             217
                                International; 770.381 units                                                     11,725
       BT Investment            International Equity; 201.288 units                                               4,680
       Babson                   Value Income; 2,534.072 units                                                   123,060
       Baron                    Asset; 7,972.58 units                                                           368,891
                                Growth & Inc.; 722.879 units                                                     16,250
                                Small Cap Fund; 405.515 units                                                     3,869
       Berger                   Small Cap Value Retail; 446.157 units                                             8,736
                                Small Company Growth Retail; 731.804 units                                        2,942
                                New Generation Retail; 348.158 units                                              5,017
                                Balanced Retail; 285.561 units                                                    4,263
                                Select Retail; 402.545 units                                                      6,445
       Brandywine               Blue; 3,307.724 units                                                            77,765
                                Brandywine; 280.717 units                                                         7,720
       Bridgeway                Microcap Limited; 1,558.442 units                                                 7,122
       Bull & Bear              Gold; 1,706.223 units                                                             5,033
       Montag & Caldwell        Growth Fund; 2,157.963 units                                                     61,135
       Cohen & Steers           Realty Shares Inc; 3,972.974 units                                              161,620
       Colonial                 Newport Tiger Class A; 31.909 units                                                 253
       Dodge & Cox              Balance; 880.151 units                                                           60,378
       Dreyfus                  Appreciation Fund; 181.361 units                                                  7,363
                                Premier Worldwide Growth A; 366.393 units                                        11,706
                                Aggressive Value Fund; 180.050 units                                              4,456
                                Small Company Value Fund; 352.797 units                                           6,597
                                Large Company Value Fund; 282.649 units                                           6,289
                                S&P 500 Index Fund; 1,554.420 units                                              53,985
                                New Leaders; 410.079 units                                                       16,186

                                               (Continued)

                                                                     SCHEDULE  I
                                                                     -----------



                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1998
                               -----------------

(a)          (b)                                 (c)                                        (d)              (e)
      Identity of issue,        Description of investment, including
       borrower, lessor           maturity date, rate of interest,                                         Current
       or similar party          collateral, par or maturity value                           Cost           Value
       ----------------          ---------------------------------                           ----           -----
       Eaton                    Vance Classic Senior Floating Rate; 166.257 units        $               $        1,658
       Excelsior                Income Business & Indl Restruc; 155.068 units                                     3,449
       FBR                      Small Cap Financial Fund; 50.607 units                                              835
                                Financial Services Fund; 161.500 units                                            2,862
                                Small Cap Growth Value Fund; 160.342 units                                        2,424
       Fidelity                 Worldwide; 146.851 units                                                          2,405
                                Diversified International; 1,947.600 units                                       34,920
                                Europe Capital Appreciation; 571.433 units                                        7,695
                                Emerging Markets; 166.113 units                                                   1,184
       Spartan                  U.S. Equity Index; 807.619 units                                                 33,645
                                Market Index; 39.499 units                                                        5,133
       Fidelity                 Capital & Income; 1,876.655 units                                                18,297
                                Stock Selector; 6,949.820 units                                                 199,321
                                Asset Manager Growth; 143.779 units                                               2,963
                                Contra Fund; 2,316.969 units                                                    126,460
                                Utilities; 1,354.464 units                                                       29,974
                                Equity Income; 606.07 units                                                      40,231
                                Real Estate Investment; 3,113.681 units                                          50,348
                                Equity Income II; 1,977.754 units                                                60,776
       Spartan                  High Income; 3,611.573 units                                                     44,458
       Fidelity                 Government Securities; 11,481.838 units                                         117,230
                                Magellan; 77.475 units                                                            8,769
                                Europe; 470.439 units                                                            16,324
                                Low Priced Stock; 536.852 units                                                  11,988
                                Growth & Income; 2,465.583 units                                                108,239
                                Dividend Growth; 6,522.289 units                                                178,580
       Select                   Energy; 572.373 units                                                            10,411
                                Technology; 130.682 units                                                         8,827
                                Health Care; 762.949 units                                                      101,045
                                Precious Metals; 996.226 units                                                    9,305
                                Utilities Growth; 77.042 units                                                    4,745
                                Natural Gas; 500.276 units                                                        5,798
                                Financial Services; 113.687 units                                                10,945
                                Regional Banks; 1,743.135 units                                                  74,850
                                Home Finance; 1,948.362 units                                                    84,617
                                Retailing; 40.664 units                                                           2,349
                                Energy Service; 1,141.965 units                                                  16,296
                                American Gold; 162.251 units                                                      2,108
                                Money Market; 19,737.510 units                                                   19,738
                                Software & Computer; 215.230 units                                               10,398
                                Telecomm; 460.900 units                                                          24,695
                                Brokerage & Investment Management; 1,092.642 units                               41,870
                                Electronics; 3,159.223 units                                                    127,633
                                Computers; 534.939 units                                                         30,823
       Fidelity                 Value; 205.237 units                                                             10,984


                                  (Continued)

                                                                     SCHEDULE  I
                                                                     -----------



                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               NOVEMBER 30, 1998
                               -----------------


(a)          (b)                                 (c)                                        (d)              (e)
      Identity of issue,        Description of investment, including
       borrower, lessor           maturity date, rate of interest,                                         Current
       or similar party          collateral, par or maturity value                           Cost           Value
       ----------------          ---------------------------------                           ----           -----
       Flag                     Investors Telephone, INC CL A; 2,503.457 units           $               $       71,248
       Founders                 Growth; 590.914 units                                                            11,848
                                Worldwide Growth; 1,868.580 units                                                41,127
       Franklin                 CA Growth Class 1; 94.697 units                                                   2,197
                                Global Health Care; 49.950 units                                                    803
       Fremont                  US Micro Capital; 166.389 units                                                   3,080
       Gabelli                  Westwood Realty Retail Class; 5,134.870 units                                    42,517
                                Growth Shares Ben Int; 832.284 units                                             28,023
                                Global Inter-Active Couch Potato; 277.624 units                                   4,567
       GAM                      International Class A; 709.901 units                                             20,367
                                Global; 263.582 units                                                             4,771
       Govett                   Smaller Companies Class A; 57.615 units                                             886
       Guinness                 Flight China & Hong Kong; 1,358.917 units                                        15,138
                                Flight Asia Small Cap; 1,096.045 units                                            7,508
                                Flight Mainland China Fund; 21.386 units                                            197
       John Hancock             Special Equity CL B; 571.434 units                                               11,943
       Harbor                   Bond; 8,426.805 units                                                            99,858
                                Capital Appreciation; 145.264 units                                               5,227
                                International Growth; 509.504 units                                               9,619
       Oakmark                  Fund; 3,455.029 units                                                           126,593
                                International; 778.432 units                                                      8,641
                                Small Cap; 4,118.325 units                                                       59,633
                                Select; 6,321.634 units                                                         113,094
       Heartland                Group Value Plus; 3,180.737 units                                                43,958
                                Group Midcap Value; 394.633 units                                                 4,578
       Hotchkis & Wiley         International; 3,440.515 units                                                   81,231
       IAI                      Bond; 1,642.935 units                                                            15,657
                                Capital Appreciation; 782.571 units                                              10,213
       Invesco                  Strategic Portfolio Inc. Energy; 7,604.563 units                                 78,631
                                Strategic Gold Portfolio; 22,486.708 units                                       40,701
                                Strategic Health Sciences; 434.994 units                                         28,440
                                Strategic Port Inc. Technology; 1,674.481 units                                  51,289
                                Strategic Financial Services; 811.426 units                                      24,538
                                Worldwide Communications; 3,462.840 units                                        64,236
                                International European; 848.552 units                                            15,893
       Janus                    Fund; 2,335.738 units                                                            69,698
                                Inv't Growth & Income; 4,049.006 units                                          113,129
                                Inv't Worldwide; 15,799.25 units                                                697,537
                                Inv't Twenty; 12,905.554 units                                                  594,688
                                Flexible Income; 382.324 units                                                    3,835
                                Special Situations; 3,565.602 units                                              54,804
                                Inv't Equity Income; 4,044.804 units                                             67,265
                                Olympus; 8,451.157 units                                                        196,996
                                High Yield Bond; 2,329.539 units                                                 24,833
                                Enterprise; 617.275 units                                                        21,487

                                              (Continued)

                                                                     SCHEDULE  I
                                                                     -----------



                                CATERPILLAR INC.
                                ----------------
                           EMPLOYEES' INVESTMENT PLAN
                           --------------------------

           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               NOVEMBER 30, 1998
                               -----------------

(a)          (b)                                 (c)                                        (d)              (e)
      Identity of issue,        Description of investment, including
       borrower, lessor           maturity date, rate of interest,                                         Current
       or similar party          collateral, par or maturity value                           Cost           Value
       ----------------          ---------------------------------                           ----           -----
                                Inv't Overseas; 13,734.140 units                         $               $      261,773
                                Inv't Mercury; 407.447 units                                                      9,025
                                Inv't Balanced; 1,141.129 units                                                  20,632
       Japan                    Fund; 1,594.808 units                                                            12,440
       Kaufmann                 Fund; 11,166.596 units                                                           59,295
       Focus                    Trust Fund; 516.977 units                                                        10,691
       Lexington                Corporate Leaders Trust CL B; 721.831 units                                      11,224
                                Worldwide Emerging Mkts Inc; 617.707 units                                        4,540
       Lindner                  Bulwark; 893.979 units                                                            5,158
                                Invts Divid; 976.854 units                                                       23,728
       Longleaf                 Small Cap; 450.418 units                                                          9,679
       Loomis Sayles            Bond; 6,095.522 units                                                            77,047
                                Invt Grade Bond Retail; 1,882.859 units                                          18,942
       Lord Abbett              Growth & Income Class C; 334.366 units                                            3,083
       MAS                      Value Portfolio Institutional; 456.433 units                                      7,905
       MFS                      Emerging Growth Class B; 276.307 units                                           10,967
       Managers                 FDS Special Equity; 252.524 units                                                14,379
                                FDS Int'l Equity; 282.573 units                                                  14,391
       Marsico                  Focus; 10,459.800 units                                                         142,776
                                Growth and Income; 305.192 units                                                  3,919
       Masters Select           International; 222.618 units                                                      2,355
       Matthews                 Intl FDS Pac Tiger Fund; 767.754 units                                            4,860
       Midas                    Fund; 2,783.501 units                                                             4,370
       Montgomery               Emerging Markets; 86.505 units                                                      731
                                Latin America; 393.434 units                                                      2,534
                                Emerging Asia; 924.802 units                                                      9,215
                                Global Communication; 3,782.166 units                                            84,115
                                SML Cap Opportunity; 1,066.098 units                                             16,557
                                Growth; 5,111.339 units                                                         112,398
                                International Growth; 1,063.417 units                                            19,184
                                Global Opportunities; 621.396 units                                              11,198
       Mutual Series            Shares Class Z; 281.663 units                                                     5,873
                                Qualified Inc. CL Z; 8,065.223 units                                            142,996
                                Beacon Class Z; 1,620.054 units                                                  22,875
                                Discovery Class Z; 11,217.658 units                                             201,469
                                European Class Z; 1,735.606 units                                                22,198
       Neuberger & Berman       Guardian Trust; 540.477 units                                                     9,166
                                Partners Trust Inc; 508.388 units                                                 9,187
                                Focus Trust Frmly S; 103.141 units                                                2,252
       Nicholas                 Ltd Edition; 316.706 units                                                        7,430
       Northeast Investors      Trust CTFS Ben Int; 10,687.687 units                                            111,900
       White Oak                Growth Stock; 468.248 units                                                      17,498
       Oppenheimer              Strategic Inc CL C; 4,131.356 units                                              19,004
       PBHG                     Growth; 7,956.740 units                                                         177,754

                                             (Continued)

                                                                      SCHEDULE I
                                                                      ----------

                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------
          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               NOVEMBER 30, 1998
                               -----------------

(a)            (b)                             (c)                                (d)               (e)
       Identity of issue,     Description of investment, including
        borrower, lessor        maturity date, rate of interest,                                  Current
        or similar party        collateral, par or maturity value                Cost              Value
       -----------------        ---------------------------------                ----              -----
                            Emerging Growth; 1,164.478 units                      $             $   24,559
                            Large Cap Growth; 760.100 units                                         16,745
                            Select Equity; 4,409.248 units                                          92,506
                            Tech & Communication; 639.455 units                                     12,130
                            Small Cap Value; 601.410 units                                           7,872
                            Mid Cap Value; 174.934 units                                             2,502
                            Large Cap 20; 1,730.675 units                                           31,671
                            Core Growth; 1,519.384 units                                            17,108
       PIMCO                Long Term US Gov't; 5,098.937 units                                     66,594
       Papp                 Amern Abroad Inc; 2,949.110 units                                       89,535
       Payden & Rygel       Growth & Income CL A; 1,432.126 units                                   21,625
       T Rowe Price         Health Sciences; 534.759 units                                           8,246
       Putnam               OTC & Emerging Growth CL A; 104.312 units                                1,595
       Robertson Stephens   Value Plus & Growth; 1,009.356 units                                    26,909
                            Contrarian FD; 2,181.595 units                                          17,605
                            Growth & Income FU; 324.149 units                                        4,382
                            Microcap Growth FD; 1,690.146 units                                     23,138
                            Global Natural RES; 333.730 units                                        2,737
       T Rowe Price         Dividend Growth; 3,279.899 units                                        71,830
                            Equity Income; 3,965.736 units                                         109,772
                            Cap Appreciation; 967.133 units                                         15,078
                            Blue Chip Growth Inc; 267.438 units                                      7,700
                            Growth & Income; 273.276 units                                           7,594
                            Mid Cap Growth; 428.483 units                                           13,386
                            New American Growth; 201.005 units                                       9,343
                            New Era; 3,063.824 units                                                72,582
                            New Horizons FD Inc; 261.893 units                                       5,872
                            International Stock; 1,941.701 units                                    29,281
                            European Stock; 4,253.497 units                                         99,106
                            Int'l New Asia; 2,465.834 units                                         12,600
                            Science & Technology; 2,039.363 units                                   67,340
                            Spectrum Growth; 212.302 units                                           3,647
       Rydex                Nova Fund; 1,583.104 units                                              48,269
                            URSA Fund; 3,119.687 units                                              29,731
                            OTC Fund; 5,260.559 units                                              185,645
                            Juno Fund; 1,359.311 units                                              10,970
       SSGA                 Small Cap Equity; 3,168.714 units                                       57,354
                            Emerging Markets; 711.387 units                                          5,748
                            Growth & Income; 751.388 units                                          14,990
                            Money Market; 1,975,972.000 units                                    1,975,972
                            S&P 500 Index; 12,580.446 units                                        265,447
       Safeco               Equity; 3,939.753 units                                                 93,096
                            Growth; 1,412.587 units                                                 31,402
       Salomon Bros.        Opportunity Income; 191.168 units                                        9,396
       Scudder              Mutual Income Gold; 1,242.440 units                                      7,803
                            Greater Europe Growth; 2,461.882 units                                  61,990

                                           (Continued)

                                                                     SCHEDULE  I
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------
           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               NOVEMBER 30, 1998
                               -----------------


(a)            (b)                               (c)                                   (d)              (e)
       Identity of issue,        Description of investment, including
        borrower, lessor           maturity date, rate of interest,                                   Current
        or similar party          collateral, par or maturity value                   Cost             Value
        ----------------          ---------------------------------                   ----             -----

       Smith Breeden        Equity Plus; 240.775 units                                 $             $  3,686
       SoGen                International; 1,263.994 units                                             29,540
       Sound Shore          FD Inc; 970.603 units                                                      28,274
       Stein Roe            Income Trust; 1,540.041 units                                              15,015
                            Investment Trust Young Invest; 507.513 units                               13,028
                            Investment Trust Cap Oppty; 972.503 units                                  25,509
       Strong               Corporate Bond Income; 9,634.490 units                                    108,099
                            Income High Yield bond; 7,245.623 units                                    81,803
                            Growth; 5,983.995 units                                                   120,937
                            Growth 20; 450.461 units                                                    5,960
                            Small Cap Value; 375.548 units                                              3,759
                            American Utilities; 326.854 units                                           5,465
                            Growth & Income; 1,820.642 units                                           36,267
                            Schafer Value; 615.876 units                                               35,438
                            Government Securities Income; 909.802 units                                10,008
       Templeton            Developing Markets Trust; 336.150 units                                     3,600
                            Developing Markets Class II; 3,205.323 units                               33,784
                            Foreign Class II; 1,988.807 units                                          16,825
       Third Avenue         Value FD; 2,181.771 units                                                  68,180
       Torray               Fund; 2,061.171 units                                                      71,131
       Transamerica         Premier Small Company; 2,749.530 units                                     51,416
       Oak                  Value Fund; 586.601 units                                                  15,146
       Tweedy Browne        Global Value Fund; 13,400.928 units                                       241,753
                            Amern Value Fund; 7,419.133 units                                         166,930
       UAM FMA              Small Company Portfolio; 253.252 units                                      3,849
       US                   World Gold; 9,249.128 units                                                84,352
                            Gold Shares; 14,348.426 units                                              53,950
       Value Line           Aggressive Income; 1,861.042 units                                         13,772
                            Convertible; 523.935 units                                                  6,743
       Van Wagoner          Income Micro-Cap; 212.239 units                                             2,091
                            Income Emerging Growth; 3,709.846 units                                    33,871
                            Income Mid-Cap; 496.803 units                                               5,266
                            Income Post Venture; 77.890 units                                             777
       Vanguard             US Growth Portfolio; 564.313 units                                         20,863
                            Int'l Growth Portfolio; 1,894.174 units                                    35,080
                            Growth & Income; 2,121.775 units                                           63,568
                            Equity Income; 509.305 units                                               12,875
                            Admiral Sht Term US Treasury; 14,594.426 units                            150,031
                            Prime Cap; 2,316.532 units                                                105,425
                            Bond Index Total Market; 3,121.391 units                                   32,213
                            Windsor II Portfolio; 5,285.409 units                                     170,402
                            Asset Allocation Income; 1,415.555 units                                   35,814
                            Fixed Inc Sec L/T Portfolio; 8,090.874 units                               76,297
                            GNMA Fixed Income Securities; 5,769.236 units                              60,404
                            Preferred Stock; 2,901.354 units                                           30,261

                                             (Continued)

                                                                     SCHEDULE  I
                                                                     -----------


                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------
           ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
           ----------------------------------------------------------
                               NOVEMBER 30, 1998
                               -----------------

(a)            (b)                             (c)                              (d)                 (e)
       Identity of issue,     Description of investment, including
        borrower, lessor        maturity date, rate of interest,                                 Current
        or similar party        collateral, par or maturity value               Cost              Value
        ----------------        ---------------------------------               ----              -----
                            Index Trust S&P 500 Port; 6,520.181 units           $               $   707,375
                            Total Stock Market; 24,642.598 units                                    640,215
                            Value Index; 2,296.977 units                                             51,682
                            Growth Index; 7,362.286 units                                           217,850
       Warburg Pincus       Capital Appreciation; 1,868.979 units                                    38,856
                            Emerging Growth; 537.393 units                                           19,217
                            International Equity; 2,246.672 units                                    39,362
                            Emerging Markets; 214.309 units                                           1,468
                            Post Venture Capital; 264.067 units                                       4,589
                            Japan Growth; 608.037 units                                               5,855
                            Health Sciences; 503.356 units                                            7,621
       Wasatch              Growth; 714.527 units                                                    13,304
       Weitz                Value; 1,138.808 units                                                   33,003
                            Hickory; 1,039.261 units                                                 30,242
       Wright               Equifund Hong Kong; 302.479 units                                         3,046
                            Equifund Netherlands; 3,100.645 units                                    35,409
                            Equifund Mexico; 309.119 units                                            1,456
       Yacktman             Fund; 655.703 units                                                       8,911
                                                                                                -----------

                                                                                                $15,618,174
                                                                                                ===========

                                                                     SCHEDULE II
                                                                     -----------


                               CATERPILLAR INC.
                               ----------------
                          EMPLOYEES' INVESTMENT PLAN
                          --------------------------
              ITEM 27d - SCHEDULE OF REPORTABLE (5%) TRANSACTIONS
              ---------------------------------------------------
                     FOR THE YEAR ENDED NOVEMBER 30, 1998
                     ------------------------------------

     (a)                 (b)                 (c)         (d)       (e)         (f)            (g)            (h)           (i)
                                                                                                        Current value
                                                                              Expense                    of asset on
 Identity of                               Purchase     Selling    Lease   incurred with     Cost        transaction    Net gain
party involved    Description of assets      price       price    rental    transaction    of asset          date       or (loss)
--------------   ----------------------- -------------  --------  -------  ------------- -------------  --------------  ---------
Caterpillar Inc. Common stock:

                 Series of 69 purchases  $110,430,584   $         $            $103,947  $110,430,584    $110,326,637   $
                 One sale                                14,122                      15         6,529          14,137      7,593

                                                                       EXHIBIT C
                                                                       ---------

                      Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 33-3718, as amended, and No. 33-39280) of Caterpillar Inc. of our report dated May 26, 1999 relating to the financial statements of the Caterpillar Inc. Employees' Investment Plan, which appears in this Form 11-K.


/s/ PricewaterhouseCoopers LLP

Peoria, Illinois
May 26, 1999

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 11-K



(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the Fiscal Year Ended December 31, 1998

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


Item 4.

The Consent of Independent Accountants is attached hereto as Exhibit C.

Caterpillar Inc.
Tax Deferred Savings Plan
Financial Statements and Additional Information
December 31, 1998 and 1997

                       Report of Independent Accountants


To the Participants and Plan Administrator of the Caterpillar Inc. Tax Deferred Savings Plan

In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the Caterpillar Inc. Tax Deferred Savings Plan (the Plan) at December 31, 1998 and 1997, and the changes in net assets available for plan benefits for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and of reportable (5%) transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 (ERISA). The fund information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. These supplemental schedules and fund information are the responsibility of the Plan's management. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The schedules of assets held for investment purposes and of reportable (5%) transactions that accompany the Plan's financial statements do not disclose the historical cost of certain plan assets, and certain related sales transactions, held by a Plan custodian. Disclosure of this information is required by ERISA.


/s/PricewaterhouseCoopers LLP

Peoria, Illinois
May 26, 1999

                                                                       Exhibit A
                                                                       ---------



                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------
   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               DECEMBER 31, 1998
                               -----------------
                              (Dollars in 000's)

                                                                          Fund Information
                             -----------------------------------------------------------------------------------------------------
                                                                    Preferred Group of Mutual Funds
                                          ----------------------------------------------------------------------------------------
                             Caterpillar
                               Common      Stable
                                Stock     Principal  Short-term   Money             Inter-               Asset     Fixed   Small
                                Fund        Fund     Government  Market    Value   national  Growth   Allocation  Income    Cap
                                ----        ----     ----------  ------    -----   --------  ------   ----------  ------    ---
Investments, at fair value
 (Notes 2 and 4):
 Registered investment
  companies                  $            $          $           $        $        $         $        $           $       $
 Investments in Master
  Trust Net Assets                38,010     27,695       3,713   10,525   45,393    12,424   61,805      11,823   4,906     5,435
                             -----------  ---------  ----------  -------  -------  --------  -------  ----------  ------  --------

     Total net assets        $    38,010  $  27,695  $    3,713  $10,525  $45,393  $ 12,424  $61,805  $   11,823  $4,906  $  5,435
                             ===========  =========  ==========  =======  =======  ========  =======  ==========  ======  ========


                             -----------------



                                          Self-
                                Loan    Directed
                                Fund      Fund     Total
                                ----      ----     -----
Investments, at fair value
 (Notes 2 and 4):
 Registered investment
  companies                   $         $  1,311  $  1,311
 Investments in Master
  Trust Net Assets               5,411             227,140
                              --------  --------  --------

     Total net assets         $  5,411  $  1,311  $228,451
                              ========  ========  ========


                      (See notes to financial statements)

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

                                                                                Fund Information
                             ----------------------------------------------------------------------------------------------------
                                                                        Preferred Group of Mutual Funds
                                          ---------------------------------------------------------------------------------------
                             Caterpillar
                               Common      Stable
                                Stock     Principal  Short-term  Money             Inter-               Asset     Fixed   Small
                                Fund        Fund     Government  Market   Value   national  Growth   Allocation  Income    Cap
                                ----        ----     ----------  ------   -----   --------  -------  ----------  ------    ---
Investments, at fair value
 (Notes 2 and 4):
 Registered investment
  companies                  $            $          $           $       $        $         $        $           $       $
 Investments in Master
  Trust Net Assets                39,455     26,000       2,968   7,824   40,985    11,615   44,652       7,709   2,908     5,149
                             -----------  ---------  ----------  ------  -------  --------  -------  ----------  ------  --------

     Total net assets        $    39,455  $  26,000  $    2,968  $7,824  $40,985  $ 11,615  $44,652  $    7,709  $2,908  $  5,149
                             ===========  =========  ==========  ======  =======  ========  =======  ==========  ======  ========


                               ----------------



                                         Self-
                                Loan   Directed
                                Fund     Fund     Total
                                ----     ----     -----
Investments, at fair value
 (Notes 2 and 4):
 Registered investment
  companies                    $       $  1,098  $  1,098
 Investments in Master
  Trust Net Assets              5,230             194,495
                               ------  --------  --------

     Total net assets          $5,230  $  1,098  $195,593
                               ======  ========  ========

                      (See notes to financial statements)

                                                                       Exhibit B
                                                                       ---------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

   STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
   ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                     ------------------------------------
                              (Dollars in 000's)

                                                                             Fund Information
                              --------------------------------------------------------------------------------------------------
                                                                        Preferred Group of Mutual Funds
                                           -------------------------------------------------------------------------------------
                              Caterpillar
                                Common       Stable
                                Stock      Principal   Short-term    Money               Inter-                Asset      Fixed
                                 Fund        Fund      Government    Market    Value    national    Growth   Allocation   Income
                                 ----        ----      ----------    ------    -----    --------    ------   ----------   ------
Participant contributions     $     4,072   $ 1,901     $    260    $ 1,261   $ 3,609    $ 1,549   $ 4,610      $ 1,266   $  578
                              -----------   -------     --------    -------   -------    -------   -------      -------   ------

Investment income:
 Net appreciation in fair
  value of registered
  investment companies
 Plan interest in net
  investment income of
  Master Trust (Note 4)              (676)    1,645          148        503     5,590      1,146    15,789        2,328      240
                              -----------   -------     --------    -------   -------    -------   -------      -------   ------

     Net investment income           (676)    1,645          148        503     5,590      1,146    15,789        2,328      240
                              -----------   -------     --------    -------   -------    -------   -------      -------   ------

Withdrawals                        (2,072)   (2,099)        (127)    (1,138)   (3,075)      (642)   (2,686)        (442)    (226)
Transfers (to)/from
 other plans, net                    (373)     (216)         (19)       (46)     (225)       (77)     (309)         (12)      (3)
Interfund transfers, net           (2,396)      464          483      2,121    (1,491)    (1,167)     (251)         974    1,409
                              -----------   -------     --------    -------   -------    -------   -------      -------   ------
     Withdrawals and
     transfers, net                (4,841)   (1,851)         337        937    (4,791)    (1,886)   (3,246)         520    1,180
                              -----------   -------     --------    -------   -------    -------   -------      -------   ------

Increase (decrease) in net
 assets                            (1,445)    1,695          745      2,701     4,408        809    17,153        4,114    1,998

Net assets:
 Beginning of year                 39,455    26,000        2,968      7,824    40,985     11,615    44,652        7,709    2,908
                              -----------   -------     --------    -------   -------    -------   -------      -------   ------

 End of year                  $    38,010   $27,695     $  3,713    $10,525   $45,393    $12,424   $61,805      $11,823   $4,906
                              ===========   =======     ========    =======   =======    =======   =======      =======   ======


                                ---------------------------

                                ------
                                                    Self-
                                Small     Loan     Directed
                                 Cap      Fund      Fund       Total
                                 ---      ----      ----       -----
Participant contributions       $1,162   $        $          $ 20,268
                                ------   ------   --------   --------

Investment income:
 Net appreciation in fair
  value of registered
  investment companies                                 140        140
 Plan interest in net
  investment income of
  Master Trust (Note 4)           (283)     461                26,891
                                ------   ------   --------   --------

     Net investment income        (283)     461        140     27,031
                                ------   ------   --------   --------

Withdrawals                       (116)    (243)              (12,866)
Transfers (to)/from
 other plans, net                 (146)     (38)      (111)    (1,575)
Interfund transfers, net          (331)       1        184
                                ------   ------   --------   --------
     Withdrawals and
     transfers, net               (593)    (280)        73    (14,441)
                                ------   ------   --------   --------

Increase (decrease) in net
 assets                            286      181        213     32,858

Net assets:
 Beginning of year               5,149    5,230      1,098    195,593
                                ------   ------   --------   --------

 End of year                    $5,435   $5,411   $  1,311   $228,451
                                ======   ======   ========   ========

                      (See notes to financial statements)

                                                                       Exhibit B
                                                                       ---------

                               CATERPILLAR INC.
                               ---------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

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

                                                                                Fund Information
                              --------------------------------------------------------------------------------------------------
                                                                          Preferred Group of Mutual Funds
                                           -------------------------------------------------------------------------------------
                              Caterpillar
                                Common       Stable
                                Stock      Principal   Short-term    Money               Inter-                 Asset     Fixed
                                Fund         Fund      Government    Market    Value    national    Growth   Allocation   Income
                                ----         ----      ----------    ------    -----    --------    ------   ----------   ------
Participant contributions       $ 3,107     $ 1,661      $  280     $ 1,271   $ 3,273    $ 1,727   $ 4,143     $1,120     $  487
                                -------     -------      ------     -------   -------    -------   -------     ------     ------

Investment income:
 Net appreciation in fair
  value of registered
  investment companies
 Plan interest in net
  investment income of
  Master Trust (Note 4)           5,713       2,145         177         479     8,930        859    10,631      1,290        211
                                -------     -------      ------     -------   -------    -------   -------     ------     ------

     Net investment income        5,713       2,145         177         479     8,930        859    10,631      1,290        211
                                -------     -------      ------     -------   -------    -------   -------     ------     ------

Withdrawals                      (1,041)     (1,774)        (90)       (857)   (1,512)      (295)   (1,341)      (156)       (55)
Transfers (to)/from other
 plans, net                        (177)       (171)        (19)       (173)     (399)      (114)     (348)       (53)       (33)
Interfund transfers, net         10,621      (3,519)       (345)     (3,412)     (902)    (2,157)   (1,820)      (310)      (238)
                                -------     -------      ------     -------   -------    -------   -------     ------     ------
     Withdrawals and
      transfers, net              9,403      (5,464)       (454)     (4,442)   (2,813)    (2,566)   (3,509)      (519)      (326)
                                -------     -------      ------     -------   -------    -------   -------     ------     ------

Increase (decrease) in net
 assets                          18,223      (1,658)          3      (2,692)    9,390         20    11,265      1,891        372

Net assets:
 Beginning of year               21,232      27,658       2,965      10,516    31,595     11,595    33,387      5,818      2,536
                                -------     -------      ------     -------   -------    -------   -------     ------     ------

 End of year                    $39,455     $26,000      $2,968     $ 7,824   $40,985    $11,615   $44,652     $7,709     $2,908
                                =======     =======      ======     =======   =======    =======   =======     ======     ======

                               ----------------------


                               ------
                                                   Self-
                                Small    Loan    Directed
                                 Cap     Fund      Fund      Total
                                 ---     ----      ----      -----
Participant contributions      $  737   $        $         $ 17,806
                               ------   ------   -------   --------

Investment income:
 Net appreciation in fair
  value of registered
  investment companies                               102        102
 Plan interest in net
  investment income of
  Master Trust (Note 4)           814      415               31,664
                               ------   ------   -------   --------

     Net investment income        814      415       102     31,766
                               ------   ------   -------   --------

Withdrawals                       (92)    (133)              (7,346)
Transfers (to)/from other
 plans, net                       (10)     (57)        2     (1,552)
Interfund transfers, net        1,182      594       306
                               ------   ------   -------   --------
     Withdrawals and
      transfers, net            1,080      404       308     (8,898)
                               ------   ------   -------   --------

Increase (decrease) in net
 assets                         2,631      819       410     40,674

Net assets:
 Beginning of year              2,518    4,411       688    154,919
                               ------   ------   -------   --------

 End of year                   $5,149   $5,230   $ 1,098   $195,593
                               ======   ======   =======   ========

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

Loan provisions

The Plan provides for participant loans against eligible participants' separate account balances. Eligible employees obtain participant loans by filing a loan application with the Company and receiving approval thereof. Loan amounts are generally limited to the lesser of $50,000 or 50% of the individual participant's account balance, within certain regulatory restrictions. Loan repayment terms may range from 6 to 117 months depending on the type of loan and bear interest at the prime interest rate plus 1% rounded to the nearest whole percent. Repayments, including interest, are made through after-tax payroll deductions and are credited to the individual participant's account balance. Loan transactions are treated as a transfer to (from) the investment fund (from) to the Loan Fund.

Contributions

Participant contributions are made through a pretax compensation deferral as elected by the participants and are contributed to the Plan by the employer. During 1998, the compensation deferral was limited to (a) the greater of $6,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $10,000 in 1998) for participants earning in excess of $80,000 or (b) $10,000 for participants earning less than $80,000.

During 1997, the compensation deferral was limited to (a) the greater of $5,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1997) for participants earning in excess of $75,000 or (b) $9,500 for participants earning less than $75,000.

Investment programs

Participants may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information, including a self-directed fund option which allows participants to invest in various other mutual funds outside of the Preferred Group of Mutual Funds. Contributions to and withdrawals from this self-directed fund occur through transfers to/from other elected funds. State Street Bank serves as custodian for funds invested through this self-directed fund option.

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


NOTE 2 - SUMMARY OF SIGNIFICANT
-------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting

The Plan's accounts are maintained on the accrual basis of accounting.

Investments

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

NOTE 3 - UNIT VALUES:
--------------------

The Plan assigns units to participants directing investments to the Caterpillar Common Stock Fund. The unit values assigned by the Plan reflect the current values of the individual fund. Total units held (in thousands) by the Plan and their respective unit values at each month end are as follows:


                             Units         Unit value                         Units          Unit value
                             -----         ----------                         -----          ----------
          January            1,154           33.62          July              1,221             34.00
          February           1,145           38.04          August            1,214             29.78
          March              1,143           38.36          September         1,198             31.33
          April              1,139           39.63          October           1,183             31.63
          May                1,136           38.30          November          1,095             34.54
          June               1,201           36.92          December          1,177             32.29

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

The Master Trust invests in the Preferred Group of Mutual Funds, registered investment companies which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of the Company. The options available to the participants through the Preferred Group of Mutual Funds are comprised of the following:

      Preferred Stable Principal Fund
      Preferred Short-term Government Fund        Preferred Value Fund
      Preferred Growth Fund                       Preferred Fixed Income Fund
      Preferred Money Market Fund                 Preferred International Fund
      Preferred Asset Allocation Fund             Preferred Small Cap Fund

CIML manages the Preferred Small Cap Fund and the Preferred Short-Term Government Fund; however, during the period November 1, 1997 through March 31, 1998, the Preferred Short-Term Government Fund was managed by an unrelated third party. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1998 and 1997 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1998 and 1997, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:


                                                      1998       1997
                                                     -----      -----
     Caterpillar Inc. Common Stock Fund              10.64%     11.64%
     Preferred Stable Principal Fund                 25.88%     27.08%
     Preferred Short-Term Government Fund            19.86%     20.63%
     Preferred Money Market Fund                     11.79%     12.44%
     Preferred Value Fund                            16.46%     16.98%
     Preferred International Fund                    13.95%     14.03%
     Preferred Growth Fund                           16.81%     17.21%
     Preferred Asset Allocation Fund                 12.41%     13.38%
     Preferred Fixed Income Fund                     12.38%     12.43%
     Preferred Small Cap Fund                        13.00%     11.96%
     Loan Fund                                       22.63%     24.94%

Investment valuation

The Master Trust's investments are stated at fair value. Common stock and cash and cash equivalents are valued at quoted market prices. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Master Trust at year end. Participant loans are valued at cost which approximates fair value.

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 10 through 13 for analyses of the net assets and changes in net assets of the Master Trust as of December 31, 1998 and 1997.

                 CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                 --------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1998
                               -----------------
                              (Dollars in 000's)

                                                                                Preferred Group of Mutual Funds
                                              ---------------------------------------------------------------------------------
                                Caterpillar
                                   Common      Stable
                                   Stock      Principal  Short-term   Money                                           Asset
                                    Fund        Fund     Government  Market     Value    International    Growth    Allocation
                                    ----        ----     ----------  ------     -----    -------------    ------    ----------

Investments, at fair
 value:
  Cash and cash equivalents     $    12,191   $          $           $        $          $               $          $
  Common stock                      343,517
  Registered investment
   companies                                    106,280      18,597   86,354   274,488          88,528    366,575       94,532
  Participant loans
                                   --------    --------     -------  -------  --------         -------   --------      -------

     Total investments              355,708     106,280      18,597   86,354   274,488          88,528    366,575       94,532

  Dividend and interest
   receivable                            93
  Transfers receivable
   from EIP 1                         2,472                               53
  Contributions receivable              957         427          82      357     1,347             640      1,770          477
  Interfund transfers
   receivable/(payable), net         (2,111)        206           7    2,438      (204)           (194)      (831)         235
  Other
   receivable/(payable),
   net                                  279         108          15       50       181              64        233           41
                                   --------    --------     -------  -------  --------         -------   --------      -------

     Net assets                    $357,398    $107,021     $18,701  $89,252  $275,812         $89,038   $367,747      $95,285
                                   ========    ========     =======  =======  ========         =======   ========      =======

                               ----------------


                                Fixed    Small     Loan
                               Income     Cap      Fund      Total
                               -------  -------  --------  ----------
Investments, at fair
 value:
  Cash and cash equivalents    $        $        $         $   12,191
  Common stock                                                343,517
  Registered investment
   companies                    39,316   41,046             1,115,716
  Participant loans                               24,686       24,686
                               -------  -------  -------   ----------

     Total investments          39,316   41,046   24,686    1,496,110

Dividend and interest
 receivable                                                        93
Transfers receivable
 from EIP 1                                                     2,525
Contributions receivable           188      403                 6,648
Interfund transfers
 receivable/(payable), net         122      332
Other receivable/(payable),
 net                                20       36     (768)         259
                               -------  -------  -------   ----------

   Net assets                  $39,646  $41,817  $23,918   $1,505,635
                               =======  =======  =======   ==========

                 CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                 --------------------------------------------

                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1997
                               -----------------
                              (Dollars in 000's)

                                                                                   Preferred Group of Mutual Funds
                                             -------------------------------------------------------------------------------
                                Caterpillar
                                  Common       Stable
                                   Stock     Principal   Short-term   Money                                         Asset
                                   Fund         Fund     Government  Market    Value    International    Growth   Allocation
                                -----------  ----------  ----------  -------  --------  --------------  --------  ----------
Investments, at fair
 value:
  Cash and cash equivalents        $ 14,088  $           $           $        $         $               $         $
  Common stock                      321,300
  Registered investment
   companies                                    95,451       14,293   61,952   239,793         82,881    257,136      58,253
  Participant loans
                                   --------    -------      -------  -------  --------        -------   --------     -------

     Total investments              335,388     95,451       14,293   61,952   239,793         82,881    257,136      58,253

  Dividend and interest
   receivable                            70
  Transfers receivable
   from EIP 1                         2,417                                6
  Contributions receivable              980        453           80      330     1,271            669      1,637         405
  Interfund transfer
   receivable/(payable), net             32        (28)                  526       124           (894)       382          10
  Other
   receivable/(payable),
   net                                  164        117           14       95       167            104        253          40
                                   --------    -------      -------  -------  --------        -------   --------     -------

     Net assets                    $339,051    $95,993      $14,387  $62,909  $241,355        $82,760   $259,408     $58,708
                                   ========    =======      =======  =======  ========        =======   ========     =======

                                 ----------------


                                 Fixed     Small     Loan
                                 Income     Cap      Fund      Total
                                 ------     ---      ----      -----
Investments, at fair
 value:
  Cash and cash equivalents     $         $        $         $   14,088
  Common stock                                                  321,300
  Registered investment
   companies                     23,844    42,626               876,229
  Participant loans                                 23,247       23,247
                                -------   -------  -------   ----------

     Total investments           23,844    42,626   23,247    1,234,864

Dividend and interest
 receivable                                                          70
Transfers receivable
 from EIP 1                                                       2,423
Contributions receivable            138       364                 6,327
Interfund transfer
 receivable/(payable), net         (190)       38
Other receivable/(payable),
 net                                 17        33     (836)         168
                                -------   -------  -------   ----------

     Net assets                 $23,809   $43,061  $22,411   $1,243,852
                                =======   =======  =======   ==========

                 CATERPILLAR INC. - TAX DEFERRED SAVINGS PLAN
                 --------------------------------------------

           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                     ------------------------------------
                              (Dollars in 000's)


                                                            Preferred Group of Mutual Funds
                                           -------------------------------------------------------------------------------------
                             Caterpillar
                               Common       Stable
                               Stock       Principal   Short-term    Money                                              Asset
                                Fund         Fund      Government    Market       Value     International   Growth    Allocation
                                ----         ----      ----------    ------       -----     -------------   ------    ----------
Investment income:-
 Interest                     $    865     $           $            $            $          $                 $       $
 Dividends                       7,756
 Net appreciation in fair
  value of:
  Common stock                 (15,546)
  Registered investment
   companies                                  6,343         738        4,274       33,788        8,120       94,275      18,152
                              --------     --------     -------     --------     --------      -------     --------     -------

    Net investment income       (6,925)       6,343         738        4,274       33,788        8,120       94,275      18,152
                              --------     --------     -------     --------     --------      -------     --------     -------

Contributions to all plans      12,855        5,414       1,057        4,529       20,052        8,626       24,423       8,296
                              --------     --------     -------     --------     --------      -------     --------     -------
Withdrawals from all plans     (18,357)      (8,772)     (1,053)     (15,186)     (11,440)      (3,439)     (10,403)     (3,516)
                              --------     --------     -------     --------     --------      -------     --------     -------
Transfers from EIP 1            82,952                                 1,191
                              --------     --------     -------     --------     --------      -------     --------     -------
Interfund transfers, net       (52,178)       8,043       3,572       31,535       (7,943)      (7,029)          44      13,645
                              --------     --------     -------     --------     --------      -------     --------     -------

Increase (decrease) in net
 assets                         18,347       11,028       4,314       26,343       34,457        6,278      108,339      36,577

Net assets:
 Beginning of year             339,051       95,993      14,387       62,909      241,355       82,760      259,408      58,708
                              --------     --------     -------     --------     --------      -------     --------     -------

 End of year                  $357,398     $107,021     $18,701     $ 89,252     $275,812      $89,038     $367,747     $95,285
                              ========     ========     =======     ========     ========      =======     ========     =======

                            -----------------


                              Fixed     Small      Loan
                             Income      Cap       Fund      Total
                             ------     -----      ----      -----
Investment income:-
 Interest                   $         $          $ 2,081   $    2,946
 Dividends                                                      7,756
 Net appreciation in fair
  value of:
  Common stock                                                (15,546)
  Registered investment
   companies                  2,013     (2,180)               165,523
                            -------   --------   -------   ----------

    Net investment income     2,013     (2,180)    2,081      160,679
                            -------   --------   -------   ----------

Contributions to all plans    3,001      6,590                 94,843
                            -------   --------   -------   ----------

Withdrawals from all plans   (1,911)    (1,709)     (659)     (76,445)
                            -------   --------   -------   ----------
Transfers from EIP 1                                           84,143
                            -------   --------   -------   ----------

Interfund transfers, net     12,734     (3,945)       85       (1,437)
                            -------   --------   -------   ----------

Increase (decrease) in net
 assets                      15,837     (1,244)    1,507      261,783

Net assets:
 Beginning of year           23,809     43,061    22,411    1,243,852
                            -------   --------   -------   ----------

 End of year                $39,646   $ 41,817   $23,918   $1,505,635
                            =======   ========   =======   ==========

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

                                                                            Preferred Group of Mutual Funds
                                           --------------------------------------------------------------------------------------
                             Caterpillar
                                Common       Stable
                                Stock      Principal   Short-term     Money                                            Asset
                                 Fund         Fund     Government    Market      Value    International    Growth    Allocation
                             ------------  ----------  -----------  ---------  ---------  --------------  ---------  -----------
Investment income:-
 Interest                       $    813    $             $         $          $          $               $          $
 Dividends                         4,760
 Net appreciation in fair
  value of:
  Common stock                    45,824
  Registered investment
   companies                                   6,253          866      4,021     53,130           6,865     62,329       10,267
                                --------    --------      -------   --------   --------        --------   --------      -------

     Net investment income        51,397       6,253          866      4,021     53,130           6,865     62,329       10,267
                                --------    --------      -------   --------   --------        --------   --------      -------

Contributions to all plans         9,320       5,347          884      4,431     14,573           8,309     18,272        4,716
                                --------    --------      -------   --------   --------        --------   --------      -------
Withdrawals from all plans       (12,273)     (5,285)        (505)   (10,252)    (6,680)         (2,485)    (6,999)      (2,125)
                                --------    --------      -------   --------   --------        --------   --------      -------
Transfers from EIP 1              53,246                                 589
                                --------    --------      -------   --------   --------        --------   --------      -------
Interfund transfers, net          49,610     (14,765)      (1,477)   (21,328)    (3,730)        (15,748)    (9,814)      (1,778)
                                --------    --------      -------   --------   --------        --------   --------      -------

Increase (decrease) in net
 assets                          151,300      (8,450)        (232)   (22,539)    57,293          (3,059)    63,788       11,080

Net assets:
 Beginning of year               187,751     104,443       14,619     85,448    184,062          85,819    195,620       47,628
                                --------    --------      -------   --------   --------        --------   --------      -------

 End of year                    $339,051    $ 95,993      $14,387   $ 62,909   $241,355        $ 82,760   $259,408      $58,708
                                ========    ========      =======   ========   ========        ========   ========      =======

                                   -------------------

                                      Fixed    Small      Loan
                                     Income     Cap       Fund       Total
                                    --------  --------  --------  -----------
Investment income:-
 Interest                           $         $         $ 1,887   $    2,700
 Dividends                                                             4,760
 Net appreciation in fair
  value of:
  Common stock                                                        45,824
  Registered investment
   companies                          1,757     6,494                151,982
                                    -------   -------   -------   ----------

     Net investment income            1,757     6,494     1,887      205,266
                                    -------   -------   -------   ----------

Contributions to all plans            1,726     3,157                 70,735
                                    -------   -------   -------   ----------
Withdrawals from all plans           (1,019)     (523)     (503)     (48,649)
                                    -------   -------   -------   ----------
Transfers from EIP 1                                                  53,835
                                    -------   -------   -------   ----------
Interfund transfers, net               (935)   15,561       968       (3,436)
                                    -------   -------   -------   ----------

Increase (decrease) in net
 assets                               1,529    24,689     2,352      277,751

Net assets:
 Beginning of year                   22,280    18,372    20,059      966,101
                                    -------   -------   -------   ----------

 End of year                        $23,809   $43,061   $22,411   $1,243,852
                                    =======   =======   =======   ==========

                            ADDITIONAL INFORMATION
                            ----------------------

                                                                     SCHEDULE  I
                                                                     -----------


                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               DECEMBER 31, 1998
                               -----------------


(a)                (b)                               (c)                                  (d)                (e)
           Identity of issue,          Description of investment, including
            borrower, lessor             maturity date, rate of interest,                                  Current
            or similar party            collateral, par or maturity value                 Cost              Value
           -----------------            ---------------------------------                 -----             -----
*          Caterpillar Inc.           401(k) Master Trust                            $                  $227,140,000
                                                                                     ============       ============

           Acorn                      International; 90.79 units                     $                  $      1,890
           American Century           Benham Target Mat TR20 20; 19.99 units                                      720
                                      Income & Growth; 497.78 units                                           14,560
                                      Global Natural Resource; 580.59 units                                    6,143
                                      Utilities; 78.12 units                                                   1,247
                                      20/th/ Century Select; 26.80 units                                       1,270
                                      20/th/ Century Vista; 423.30 units                                       4,508
           Rushmore                   American Gas Index; 124.04 units                                         2,230
           Baron                      Asset; 392.45 units                                                     19,834
                                      Growth & Inc; 189.37 units                                               4,710
                                      Small Cap FD; 993.05 units                                              10,467
           Brinson                    US equity; 122.55 units                                                  2,393
           Columbia                   Real Estate Equity; 54.79 units                                            865
           Dreyfus                    Asset Allocation Fund; 374.97 units                                      5,058
                                      Small Company Value Fund; 163.99 units                                   3,239
           FBR                        Small Cap Financial Fund; 113.75 units                                   1,619
                                      Financial Services Fund; 109.85 units                                    1,825
           Fidelity                   Worldwide; 249.01 units                                                  4,116
                                      Small Cap Stock; 48.43 units                                               431
                                      Equity Income II; 276.18 units                                           8,288
                                      Asset Manager; 304.59 units                                              5,297
                                      Utilities; 105.07 units                                                  2,435
                                      Fund; 155.36 units                                                       5,700
                                      Government Securities; 1,057.15 units                                   10,719
                                      Dividend Growth; 236.92 units                                            6,807
           Select                     Technology; 42.66 units                                                  3,364
                                      Energy Service; 1,289.49 units                                          18,659
                                      Health Care; 18.26 units                                                 2,497
                                      Utilities Growth; 186.06 units                                          11,339
                                      Insurance; 49.28 units                                                   2,134
                                      Regional Banks; 34.10 units                                              1,462
                                      Medical Delivery; 86.58 units                                            2,022
                                      Retailing; 42.34 units                                                   2,745
                                      Telecomm; 48.56 units                                                    2,931
                                      Electronics; 104.44 units                                                4,863
                                      Computers; 59.34 units                                                   4,018
           Fidelity                   Value; 156.23 units                                                      7,241
           Firsthand                  Medical Specialists; 481.45 units                                        4,400
                                      Technology Leaders; 606.70 units                                        10,848
                                      Technology Innovator; 24.39 units                                          382
           Fremont                    US Micro Capital; 33.88 units                                              707
           Gabelli                    Westwood Mighty Mites FD; 25.16 units                                      273
           Guiness Flight             China & Hong Kong; 635.80 units                                          6,848
                                      Wired Index; 17.73 units                                                   249
           Oakmark                    Fund; 390.61 units                                                      13,992
                                      Select; 186.08 units                                                     3,636
           Hotchkis & Wiley           International; 274.92 units                                              6,400
           The Internet               Fund; 41.05 units                                                          645
           Invesco Strategic          Health Sciences; 92.85 units                                             5,668
                                      Financial Services; 181.34 units                                         5,292

                                  (Continued)

                                                                     SCHEDULE I
                                                                     ----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               DECEMBER 31, 1998
                               -----------------

(a)                          (b)                                 (c)                                (d)                (e)
                      Identity of issue,         Description of investment, including
                       borrower, lessor            maturity date, rate of interest,                                  Current
                       or similar party           collateral, par or maturity value                Cost               Value
                       ----------------           ---------------------------------                ----               ------
                      Janus                  Fund; 248.59 units                              $                 $          8,365
                                             Inv't Growth & Income; 169.89 units                                          4,944
                                             Inv't Worldwide; 2,681.43 units                                            126,992
                                             Inv't Twenty; 136.41 units                                                   7,271
                                             Special Situations; 87.79 units                                              1,528
                                             Olympus; 74.86 units                                                         2,065
                                             High Yield Bond; 0.30 units                                                      3
                                             Inv't Overseas; 512.08 units                                                10,283
                                             Inv't Mercury; 1,137.46 units                                               27,424
                      Lexington              Troika Dialog Russia Income; 242.25 units                                      640
                      Longleaf               Partners; 21.34 units                                                          520
                                             Realty; 24.45 units                                                            356
                      Midas                  Fund; 4,037.35 units                                                         6,096
                      Montgomery             Asset Allocation; 462.58 units                                               6,966
                                             Growth; 42.79 units                                                            882
                                             Emerging Asia; 267.06 units                                                  2,118
                      Mutual                 Series Beacon Class Z; 1,601.36 units                                       21,010
                      Neuberger & Berman     Genesis Trust; 898.23 units                                                 18,270
                                             Partners Trust Inc; 449.11 units                                             8,115
                                             Millennium Trust; 21.70 units                                                  293
                      PBHG                   Growth; 246.22 units                                                         6,288
                                             Tech & Communications; 336.76 units                                          7,223
                      T Rowe Price           Health Sciences; 878.77 units                                               14,069
                      Robertson Stephens     Value Plus & Growth; 308.27 units                                            7,990
                      T Rowe Price           Dividend Growth; 486.07 units                                               10,698
                                             Equity Income; 1,506.38 units                                               39,648
                                             Mid Cap Growth; 121.99 units                                                 4,158
                                             New Era; 448.37 units                                                        8,869
                                             European Stock; 1,091.92 units                                              23,771
                                             Int'l New Asia; 3,454.23 units                                              17,306
                      Royce                  Total Return; 182.68 units                                                   1,381
                      SSGA                   Small Cap Equity; 47.52 units                                                  922
                                             Money Market; 249,560.00 units                                             249,560
                      Safeco                 Growth; 142.94 units                                                         3,245
                      State                  ST Research Aurora Class A; 94.76 units                                      1,576
                      Strong                 Corporate Bond Income; 1,725.99 units                                       19,417
                                             American Utilities; 220.56 units                                             3,708
                                             Growth & Income; 159.22 units                                                3,450
                                             Limited Resources; 327.16 units                                              2,349
                                             Common stock; 121.12 units                                                   2,551
                      UAM FMA                Small Company Portfolio; 30.00 units                                           464
                      US                     World Gold; 297.13 units                                                     2,787
                      Vanguard               US Growth Portfolio; 285.57 units                                           10,706
                                             Int'l Growth Portfolio; 518.24 units                                         9,727
                                             Prime Cap; 118.46 units                                                      5,646
                                             Wellesley Income; 656.15 units                                              14,514
                                             GNMA Fixed Income Securities; 6,392.65 units                                66,803
                                             Short Term Treasury; 1,037.51 units                                         10,759
                                             Fixed Income Inter Term Co; 1,460.91 units                                  14,653
                                             Preferred Stock; 465.96 units                                                4,753
                                             Index Trust S&P 500 Port; 361.48 units                                      41,191
                                             Total Stock Market; 2,603.08 units                                          71,376
                                             Growth Index; 3,994.33 units                                               126,500
                      Warburg Pincus         Global Telecom; 9.86 units                                                     283
                                                                                                                     ----------

                                                                                                                     $1,311,468
                                                                                                                     ==========

                                                                     SCHEDULE II
                                                                     -----------

                               CATERPILLAR INC.
                               ----------------
                           TAX DEFERRED SAVINGS PLAN
                           -------------------------
              ITEM 27d - SCHEDULE OF REPORTABLE (5%) TRANSACTIONS
              ---------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                     ------------------------------------

      (a)                            (b)                         (c)            (d)         (e)           (f)             (g)

                                                                                                        Expense
                                                                                                        incurred
  Identity of                                                  Purchase       Selling      Lease          with            Cost
 party involved             Description of Assets               Price          Price       Rental      transaction      of asset
 --------------             ---------------------               -----          -----       ------      -----------      --------
Janus                  Inv't Worldwide:
                         Purchase                              $ 70,737     $              $           $              $    70,737
                         Sale                                                   28,782

Oakmark                Select Fund:
                         Purchase                                13,139                                                    13,139
                         Sale                                                   65,741

SSGA                   Money Market Fund:
                         Purchase                               759,015                                                   759,015
                         Sale                                                  688,546

UAM FMA                Small Company Portfolio:
                         Purchase                                44,003                                                    44,003
                         Sale                                                   37,125

Vanguard               Growth and Income:
                         Purchase                                59,893                                                    59,893
                         Sale                                                   61,110

                       Index Trust - S&P 500 Portfolio:
                         Purchase                                56,070                                                    56,070
                         Sale                                                   98,822

                       Vanguard/Windsor II Fund:
                         Sale                                                   71,534

                       Growth Index:
                         Purchase                                89,300                                                    89,300

     (a)                    (b)                                   (h)               (i)
                                                               Current
                                                                value
                                                              Of asset on
  Identity of                                                 Transaction         Net gain
 party involved        Description of Assets                     date             or (loss)
 --------------        ---------------------                     ----             --------
Janus             Inv't Worldwide:
                    Purchase                                  $    70,737         $
                    Sale                                           28,782

Oakmark           Select Fund:
                    Purchase                                       13,139
                    Sale                                           65,741

SSGA              Money Market Fund:
                    Purchase                                      759,015
                    Sale                                          688,546

UAM FMA           Small Company Portfolio:
                    Purchase                                       44,003
                    Sale                                           37,125

Vanguard          Growth and Income:
                    Purchase                                       59,893
                    Sale                                           61,110

                  Index Trust - S&P 500 Portfolio:
                    Purchase                                       56,070
                    Sale                                           98,822

                  Vanguard/Windsor II Fund:
                    Sale                                          71,534

                  Growth Index:
                    Purchase                                      89,300

                                                                       EXHIBIT C
                                                                       ---------


                      Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-8003) of Caterpillar Inc. of our report dated May 26, 1999 relating to the financial statements of the Caterpillar Inc. Tax Deferred Savings Plan, which appears in this Form 11-K.


/s/PricewaterhouseCoopers LLP


Peoria, Illinois
May 26, 1999

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549



                                   FORM 11-K



(Mark One)
[ X ]     ANNUAL REPORT PURSUANT TO SECTION 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
          For the Fiscal Year Ended December 31, 1998

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


Item 4.

The Consent of Independent Accountants is attached hereto as Exhibit C.

     Solar Turbines Incorporated
     Savings and Investment Plan
     Financial Statements and Additional Information
     December 31, 1998 and 1997

                       Report of Independent Accountants


To the Participants and Plan Administrator of the Solar Turbines Incorporated Savings and Investment Plan

In our opinion, the accompanying statements of net assets available for plan benefits and the related statements of changes in net assets available for plan benefits present fairly, in all material respects, the net assets available for plan benefits of the Solar Turbines Incorporated Savings and Investment Plan (the Plan) at December 31, 1998 and 1997, and the changes in net assets available for plan benefits for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and of reportable (5%) transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 (ERISA). The fund information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. These supplemental schedules and fund information are the responsibility of the Plan's management. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The schedules of assets held for investment purposes and of reportable (5%) transactions that accompany the Plan's financial statements do not disclose the historical cost of certain plan assets, and certain related sales transactions, held by a Plan custodian. Disclosure of this information is required by ERISA.


/s/PricewaterhouseCoopers LLP

Peoria, Illinois
May 26, 1999

                                                                       Exhibit A
                                                                       ---------

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

   STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
   -------------------------------------------------------------------------
                               DECEMBER 31, 1998
                               -----------------
                               (Dollars in 000's)


                                                                                 Fund Information
                             ---------------------------------------------------------------------------------------------------
                                                                          Preferred Group of Mutual Funds
                                           -------------------------------------------------------------------------------------
                             Caterpillar
                               Common      Stable
                                Stock     Principal  Short-term  Money            Inter-             Asset      Fixed  Small
                                Fund        Fund     Government  Market  Value   national  Growth  Allocation  Income    Cap
                                ----        ----     ----------  ------  -----   --------  ------  ----------  ------    ---

Investments, at fair value
 (Notes 2 and 4):
   Registered investment
   companies                    $         $          $        $        $         $        $        $          $       $
   Investments in Master
    Trust
    Net Assets                   8,620     2,605        436    1,680    3,656     1,035    5,907      722      242      307
                                ------    ------     -------  ------   -------   ------   ------   ------     -----   -----
        Total net assets        $8,620    $2,605     $  436   $1,680   $3,656    $1,035   $5,907   $  722     $ 242   $ 307
                                ======    ======     ======   ======   ======    ======   ======   ======     =====   =====
                             -------------------



                                       Self-
                             Loan    Directed
                             Fund      Fund        Total
                             ------    ----        -----

Investments, at fair value
 (Notes 2 and 4):
   Registered investment
   companies                 $         $447        $   447
   Investments in Master
    Trust
    Net Assets                2,063                 27,273
                             ------    ----        -------

        Total net assets     $2,063    $447        $27,720
                             ======    ====        =======

                      (See notes to financial statements)

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

                                                                                Fund Information
                             -------------------------------------------------------------------------------------------------
                                                                         Preferred Group of Mutual Funds
                                            ----------------------------------------------------------------------------------
                             Caterpillar
                               Common      Stable
                                Stock     Principal   Short-term   Money              Inter-              Asset        Fixed
                                Fund       Fund      Government    Market   Value    national   Growth   Allocation   Income
                                ----       ----      ----------    ------   ------   --------   ------   ----------   ------
Investments, at fair value
 (Notes 2 and 4):
  Registered investment
  companies                  $           $           $             $        $        $          $        $            $
  Investments in Master
  Trust
      Net Assets                7,378      2,669        399         1,339    3,300      936      4,336       468        159
                             --------    -------     ------        ------   ------   ------      -----   -------      -----
          Total net assets   $  7,378    $ 2,669     $  399        $1,339   $3,300   $  936     $4,336    $  468      $ 159
                             ========    =======     ======        ======   ======   ======     ======   =======      =====



                                            ------------------------------

                                            --------

                                                                  Self-
                                               Small   Loan     Directed
                                                Cap    Fund       Fund        Total
                                                ---    ----       ----        -----
Investments, at fair value
 (Notes 2 and 4):
  Registered investment
  companies                                   $        $        $  84         $    84
  Investments in Master
  Trust
      Net Assets                                 253    1,609                  22,846
                                              ------   ------   -----        --------
          Total net assets                    $  253   $1,609   $  84         $22,930
                                              ======   ======   =====        ========

                      (See notes to financial statements)

                                                                       Exhibit B
                                                                       ---------

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------
   STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND
   ------------------------------------------------------------------------
                                  INFORMATION
                                  -----------
                               DECEMBER 31, 1998
                               -----------------
                              (Dollars in 000's)

                                                                                       Fund Information
                             --------------------------------------------------------------------------------------------------
                                                                                Preferred Group of Mutual Funds
                                           ------------------------------------------------------------------------------------
                              Caterpillar
                                Common       Stable
                                Stock      Principal   Short-term    Money             Inter-               Asset      Fixed
                                 Fund         Fund     Government   Market    Value   national   Growth   Allocation   Income
                             ------------  ----------  -----------  -------  -------  ---------  -------  -----------  -------
Participant contributions         $1,659      $  257         $ 48   $  274   $  492     $  185   $  726         $101     $ 30
                                  ------      ------         ----   ------   ------     ------   ------         ----     ----

Investment income:
  Net appreciation in fair
   value of registered
   investment companies
  Plan interest in net
   investment gain of Master
   Trust (Note 4)                     44         163           18       84      463         89    1,537          138       11
                                  ------      ------         ----   ------   ------     ------   ------         ----     ----

Withdrawals                         (449)       (330)         (30)    (104)     (85)       (22)    (196)          (9)
Transfers (to)/from other
 plans, net                         (108)        (49)           3      (35)     (77)       (26)    (208)         (50)     (35)
Interfund transfers, net              96        (105)          (2)     122     (437)      (127)    (288)          74       77
                                  ------      ------         ----   ------   ------     ------   ------         ----     ----

            Withdrawals and
             transfers, net         (461)       (484)         (29)     (17)    (599)      (175)    (692)          15       42
                                  ------      ------         ----   ------   ------     ------   ------         ----     ----

Increase (decrease) in net
 assets                            1,242         (64)          37      341      356         99    1,571          254       83

Net assets:
  Beginning of year                7,378       2,669          399    1,339    3,300        936    4,336          468      159
                                  ------      ------         ----   ------   ------     ------   ------         ----     ----

  End of year                     $8,620      $2,605         $436   $1,680   $3,656     $1,035   $5,907         $722     $242
                                  ======      ======         ====   ======   ======     ======   ======         ====     ====

                             -------------------------------

                             ---------

                                                      Self-
                               Small       Loan     Directed
                                Cap        Fund       Fund      Total
                             ---------    -------     ----     --------
Participant contributions        $119     $           $        $ 3,891
                                 ----     ------      ----     -------
Investment income:
  Net appreciation in fair
   value of registered
   investment companies                                 19          19
  Plan interest in net
   investment gain of Master
   Trust (Note 4)                 (22)       168                 2,693
                                 ----     ------      ----     -------

Withdrawals                        (9)       (15)               (1,249)
Transfers (to)/from other
 plans, net                        (8)       (55)       84        (564)
Interfund transfers, net          (26)       356       260
                                 ----     ------      ----     -------

            Withdrawals and
             transfers, net       (43)       286       344      (1,813)
                                 ----     ------      ----     -------

Increase (decrease) in net
 assets                            54        454       363       4,790

Net assets:
  Beginning of year               253      1,609        84      22,930
                                 ----     ------      ----     -------

  End of year                    $307     $2,063      $447     $27,720
                                 ====     ======      ====     =======


                      (See notes to financial statements)

                                                                       Exhibit B
                                                                       ---------


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

                                                                                     Fund Information
                            ----------------------------------------------------------------------------------------------
                                                                             Preferred Group of Mutual Funds
                                         ---------------------------------------------------------------------------------
                            Caterpillar
                              Common       Stable
                              Stock      Principal   Short-term    Money             Inter-             Asset     Fixed
                               Fund         Fund     Government   Market    Value   national  Growth  Allocation  Income
                            -----------  ----------  -----------  -------  -------  --------  ------  ----------  ------

Participant contributions      $  938      $  297       $  44      $  247   $  425    $ 187   $  587     $  90     $  32
                               ------      ------       -----      ------   ------    -----   ------     -----     -----

Investment income:
  Net appreciation in fair
   value of registered
   investment companies
  Plan interest in net
   investment gain of
   Master Trust (Note 4)        1,105         177          25          80      734       66    1,014        91        16
                               ------      ------       -----      ------   ------    -----   ------     -----     -----

Withdrawals                      (158)       (128)        (49)        (58)    (187)     (23)    (227)      (50)      (38)
Transfers (to)/from other
 plans, net                      (131)         16          (4)        (52)      94       (1)     (19)       (4)
Interfund transfers, net        1,628        (631)        (60)       (595)    (280)    (189)    (220)      (79)      (68)
                               ------      ------       -----      ------   ------    -----   ------     -----     -----

           Withdrawals and
            transfers, net      1,339        (743)       (113)       (705)    (373)    (213)    (466)     (133)     (106)
                               ------      ------       -----      ------   ------    -----   ------     -----     -----

Increase (decrease) in net
 assets                         3,382        (269)        (44)       (378)     786       40    1,135        48       (58)

Net assets:
  Beginning of year             3,996       2,938         443       1,717    2,514      896    3,201       420       217
                               ------      ------       -----      ------   ------    -----   ------     -----     -----

  End of year                  $7,378      $2,669       $ 399      $1,339   $3,300    $ 936   $4,336     $ 468     $ 159
                               ======      ======       =====      ======   ======    =====   ======     =====     =====


                             -----------------------------

                             ------

                                                    Self-
                             Small       Loan     Directed
                              Cap        Fund       Fund        Total
                             ------     ------    --------    ---------
Participant contributions     $ 51      $           $          $ 2,898
                              ----      ------      ----       -------

Investment income:
  Net appreciation in fair
   value of registered
   investment companies                                2             2
  Plan interest in net
   investment gain of
   Master Trust (Note 4)        35         117                   3,460
                              ----      ------      ----       -------

Withdrawals                     (1)        (36)                   (955)
Transfers (to)/from other
 plans, net                      1         (13)       (8)         (121)
Interfund transfers, net        37         398        59
                              ----      ------      ----       -------

            Withdrawals and
             transfers, net     37         349        51        (1,076)
                              ----      ------      ----       -------

Increase (decrease) in net
 assets                        123         466        53         5,284

Net assets:
  Beginning of year            130       1,143        31        17,646
                              ----      ------      ----       -------

  End of year                 $253      $1,609       $84       $22,930
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

General

The Plan is a defined contribution plan established by Solar Turbines Incorporated (the Company), a 100%-owned subsidiary of Caterpillar Inc., to enable eligible employees of the Company and its subsidiaries (the employers) to accumulate funds.

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

Loan provisions

The Plan provides for participant loans against eligible participants' separate account balances. Eligible employees obtain participant loans by filing a loan application with the Company and receiving approval thereof. Loan amounts are generally limited to the lesser of $50,000 or 50% of the individual participant's account balance, within certain regulatory restrictions. Loan repayment terms may range from 6 to 117 months depending on the type of loan and bear interest at the prime interest rate plus 1% rounded to the nearest whole percent. Repayments, including interest, are made through after-tax payroll deductions and are credited to the individual participant's account balance. Loan transactions are treated as a transfer to (from) the investment fund (from) to the Loan Fund.

Contributions

Participant contributions are made through a pretax compensation deferral as elected by the participants and are contributed to the Plan by the employer. During 1998, the compensation deferral was limited to (a) the greater of $6,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $10,000 in 1998) for participants earning in excess of $80,000 or (b) $10,000 for participants earning less than $80,000.

During 1997, the compensation deferral was limited to (a) the greater of $5,000 or 4% of the participant's compensation (limited by the Internal Revenue Code to $9,500 in 1997) for participants earning in excess of $75,000 or (b) $9,500 for participants earning less than $75,000.

Investment Programs

Participants may elect to have their contributions invested in any combination of the funds shown on the accompanying statements of changes in net assets available for plan benefits with fund information, including a self-directed fund option which allows participants to invest in various other mutual funds outside of the Preferred Group of Mutual Funds. Contributions to and withdrawals from this self-directed fund occur through transfers to/from other elected funds. State Street Bank serves as custodian for funds invested through this self-directed fund option.

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

NOTE 2 - SUMMARY OF SIGNIFICANT
-------------------------------
         ACCOUNTING POLICIES:
         -------------------

Basis of accounting

The Plan's accounts are maintained on the accrual basis of accounting.

Investments

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

Use of estimates in the preparation
of financial statements

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


NOTE 3 - UNIT VALUES:
--------------------


The Plan assigns units to participants directing investments to the Caterpillar Common Stock Fund. The unit values assigned by the Plan reflect the current values of the individual funds. Total units held (in thousands) by the Plan and their respective unit values at each month end are as follows:

                             Units           Unit value                      Units            Unit value
                           ----------      --------------                  ----------       --------------
     January                  217               33.62         July            233                34.00
     February                 214               38.04         August          230                29.78
     March                    215               38.36         September       229                31.33
     April                    212               39.63         October         238                31.63
     May                      212               38.30         November        214                34.54
     June                     216               36.92         December        267                32.29

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


The Master Trust invests in the Preferred Group of Mutual Funds, registered investment companies which are sponsored by Caterpillar Investment Management Ltd. (CIML), a wholly-owned subsidiary of Caterpillar Inc. The options available to the participants through the Preferred Group of Mutual Funds are comprised of the following:


      Preferred Stable Principal Fund
      Preferred Short-term Government Fund   Preferred Value Fund
      Preferred Growth Fund                  Preferred Fixed Income Fund
      Preferred Money Market Fund            Preferred International Fund
      Preferred Asset Allocation Fund        Preferred Small Cap Fund

CIML manages the Preferred Small Cap Fund and the Preferred Short-term Government Fund; however, during the period November 1, 1997 through March 31, 1998, the Preferred Short-Term Government Fund was managed by an unrelated third party. All other funds are managed by unrelated investment managers. Caterpillar Securities, Inc., a wholly-owned subsidiary of CIML, distributes the shares of the mutual funds to the Master Trust.

The percentage of the Plan's participation in the Master Trust was determined based on the December 31, 1998 and 1997 market values of net assets, as accumulated by the Trustee for the investment funds of each plan. At December 31, 1998 and 1997, the Plan's pro rata interest in the quoted market values of net assets of each of the funds of the Master Trust was as follows:

                                           1998   1997
                                           -----  -----
   Caterpillar Inc. Common Stock Fund      2.41%  2.18%
   Preferred Stable Principal Fund         2.43%  2.78%
   Preferred Short-term Government Fund    2.33%  2.78%
   Preferred Money Market Fund             1.88%  2.13%
   Preferred Value Fund                    1.33%  1.37%
   Preferred International Fund            1.16%  1.13%
   Preferred Growth Fund                   1.61%  1.67%
   Preferred Asset Allocation Fund          .76%   .81%
   Preferred Fixed Income Fund              .61%   .68%
   Preferred Small Cap Fund                 .73%   .59%
   Loan Fund                               8.54%   .77%

Investment valuation

The Master Trust's investments are stated at fair value. Common stock and cash and cash equivalents are valued at quoted market prices. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Master Trust at year end. Participant loans are valued at cost which approximates fair value.

The net investment income or loss of the Master Trust is reflected in the financial statements of the Plan based on the actual earnings of each investment fund as allocated to the Plan based on average investment balances throughout the year. Refer to pages 10 through 13 for analyses of the net assets and changes in net assets of the Master Trust as of December 31, 1998 and 1997.

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------
                 NOTE 4 - MASTER TRUST - SUMMARY OF NET ASSETS
                 ---------------------------------------------
                               DECEMBER 31, 1998
                               -----------------
                              (Dollars in 000's)

                                                                                   Preferred Group of Mutual Funds
                                                           -----------------------------------------------------------------------
                                            Caterpillar
                                               Common       Stable
                                               Stock       Principal   Short-term    Money
                                                Fund         Fund      Government    Market     Value     International     Growth
                                                ----         ----      ----------    ------     -----     -------------     ------
 Investments, at fair value:
  Cash and cash equivalents                    $ 12,191     $           $           $         $              $             $
  Common stock                                  343,517
  Registered investment companies                            106,280       18,597    86,354    274,488          88,528      366,575
  Participant loans
                                               --------     --------   ----------   -------   --------       ---------     --------

     Total investments                          355,708      106,280       18,597    86,354    274,488          88,528      366,575

 Dividend and interest receivable                    93
 Transfers receivable from EIP 1                  2,472                                  53
 Contributions receivable                           957          427           82       357      1,347             640        1,770
 Interfund transfers receivable/(payable), net   (2,111)         206            7     2,438       (204)           (194)        (831)
 Other receivable/(payable), net                    279          108           15        50        181              64          233
                                               --------     --------   ----------   -------   --------       ---------     --------

     Net assets                                $357,398     $107,021    $  18,701   $89,252   $275,812       $  89,038     $367,747
                                               ========     ========   ==========   =======   ========       =========     ========

                                               -----------------------------

                                                Asset         Fixed   Small       Loan
                                               Allocation    Income    Cap        Fund       Total
                                               ----------    ------   -----       ----       -----
 Investments, at fair value:
  Cash and cash equivalents                    $            $        $        $            $   12,191
  Common stock                                                                                343,517
  Registered investment companies                  94,532    39,316   41,046                1,115,716
  Participant loans                                                              24,686        24,686
                                               ----------   -------  -------   --------     ---------

     Total investments                             94,532    39,316   41,046     24,686     1,496,110

 Dividend and interest receivable                                                                  93
 Transfers receivable from EIP 1                                                                2,525
 Contributions receivable                             477       188      403                    6,648
 Interfund transfers receivable/(payable), net        235       122      332
 Other receivable/(payable), net                       41        20       36       (768)          259
                                               ----------   -------  -------  ---------    ----------

     Net assets                                $   95,285   $39,646  $41,817  $  23,918    $1,505,635
                                               ==========   =======  =======  =========    ==========

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

                                                                                    Preferred Group of Mutual Funds
                                                            -----------------------------------------------------------------------
                                              Caterpillar
                                                Common       Stable
                                                Stock       Principal   Short-term    Money
                                                 Fund         Fund      Government    Market    Value     International     Growth
                                             ---------    -----------   ----------   --------  --------   -------------    ---------
Investments, at fair value:
  Cash and cash equivalents                   $ 14,088    $             $            $         $          $                $
  Common stock                                 321,300
  Registered investment companies                             95,451       14,293     61,952    239,793          82,881      257,136
  Participant loans
                                             ---------    ----------    ----------   --------  --------   -------------    ---------

     Total investments                         335,388        95,451       14,293     61,952    239,793          82,881      257,136

 Dividend and interest receivable                   70
 Transfers receivable from EIP 1                 2,417                                     6
 Contributions receivable                          980           453           80        330      1,271             669        1,637
 Interfund transfer receivable/(payable), net       32           (28)                    526        124            (894)         382
 Other receivable/(payable), net                   164           117           14         95        167             104          253
                                              --------    ----------    ---------    -------   --------   -------------    ---------

     Net assets                               $339,051    $   95,993    $  14,387    $62,909   $241,355   $      82,760    $ 259,408
                                              ========    ==========    =========    =======   ========   =============    =========

                                                   ----------------------------
                                                     Asset      Fixed     Small     Loan
                                                   Allocation  Income     Cap       Fund       Total
                                                   ----------  -------  --------  -------   ----------
Investments, at fair value:
  Cash and cash equivalents                        $           $        $         $         $   14,088
  Common stock                                                                                 321,300
  Registered investment companies                      58,253   23,844    42,626               876,229
  Participant loans                                                                23,247       23,247
                                                   ----------  -------  --------  -------   ----------

                                                       58,253   23,844    42,626   23,247    1,234,864
     Total investments

 Dividend and interest receivable                                                                   70
 Transfers receivable from EIP 1                                                                 2,423
 Contributions receivable                                 405      138       364                 6,327
 Interfund transfer receivable/(payable), net              10      (190)      38
 Other receivable/(payable), net                           40       17        33     (836)         168
                                                   ----------  -------  --------  -------   ----------

                                                   $   58,708  $23,809  $ 43,061  $22,411   $1,243,852
     Net assets                                    ==========  =======  ========  =======   ==========

           SOLAR TURBINES INCORPORATED - SAVINGS AND INVESTMENT PLAN
           ---------------------------------------------------------
           NOTE 4 - MASTER TRUST - SUMMARY OF CHANGES IN NET ASSETS
           --------------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                     ------------------------------------
                              (Dollars in 000's)

                                                                                    Preferred Group of Mutual Funds
                                           ---------------------------------------------------------------------------------------
                             Caterpillar
                                Common       Stable
                                Stock      Principal   Short-term    Money                                             Asset
                                 Fund         Fund     Government    Market      Value    International    Growth    Allocation
                                 ----         ----     ----------    ------      -----    -------------    ------    ----------
Investment income:-
 Interest                      $     865    $             $         $          $                $         $             $
 Dividends                         7,756
 Net appreciation in fair
  value of:
  Common stock                  ( 15,546)
  Registered investment
   companies                                   6,343          738      4,274     33,788           8,120     94,275       18,152
                                --------    --------      -------   --------   --------         -------   --------      -------

     Net investment income        (6,925)      6,343          738      4,274     33,788           8,120     94,275       18,152
                                --------    --------      -------   --------   --------         -------   --------      -------

Contributions to all plans        12,855       5,414        1,057      4,529     20,052           8,626     24,423        8,296
                                --------    --------      -------   --------   --------         -------   --------      -------
Withdrawals from all plans       (18,357)     (8,772)      (1,053)   (15,186)   (11,440)         (3,439)   (10,403)      (3,516)
                                --------    --------      -------   --------   --------         -------   --------      -------
Transfers from EIP 1              82,952                               1,191
                                --------    --------      -------   --------   --------         -------   --------      -------
Interfund transfers, net         (52,178)      8,043        3,572     31,535     (7,943)         (7,029)        44       13,645
                                --------    --------      -------   --------   --------         -------   --------      -------

Increase (decrease) in net
 assets                           18,347      11,028        4,314     26,343     34,457           6,278    108,339       36,577

Net assets:
 Beginning of year               339,051      95,993       14,387     62,909    241,355          82,760    259,408       58,708
                                --------    --------      -------   --------   --------         -------   --------      -------

 End of year                   $ 357,398    $107,021      $18,701   $ 89,252   $275,812         $89,038   $367,747      $95,285
                                ========    ========      =======   ========   ========         =======   ========      =======


                               ---------------
                               Fixed     Small      Loan
                               Income     Cap       Fund       Total
                               ------     ---       ----       -----
Investment income:-
 Interest                     $         $         $ 2,081   $    2,946
 Dividends                                                       7,756
 Net appreciation in fair
  value of:
  Common stock                                                 (15,546)
  Registered investment
   companies                    2,013    (2,180)               165,523
                              -------   -------   -------   ----------

     Net investment income      2,013    (2,180)    2,081      160,679
                              -------   -------   -------   ----------

Contributions to all plans      3,001     6,590                 94,843
                              -------   -------   -------   ----------
Withdrawals from all plans     (1,911)   (1,709)     (659)     (76,445)
                              -------   -------   -------   ----------
Transfers from EIP 1                                            84,143
                              -------   -------   -------   ----------
Interfund transfers, net       12,734    (3,945)       85       (1,437)
                              -------   -------   -------   ----------

Increase (decrease) in net
 assets                        15,837    (1,244)    1,507      261,783

Net assets:
 Beginning of year             23,809    43,061    22,411    1,243,852
                              -------   -------   -------   ----------

 End of year                  $39,646   $41,817   $23,918   $1,505,635
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


                                                                                 Preferred Group of Mutual Funds
                                          -----------------------------------------------------------------------------------------
                             Caterpillar
                                Common       Stable
                                Stock      Principal  Short-term    Money                                             Asset
                                 Fund        Fund     Government    Market      Value    International    Growth    Allocation
                                 ----        ----     ----------    ------      -----    -------------    ------    ----------
Investment income:-
 Interest                       $    813    $             $         $          $               $          $          $
 Dividends                         4,760
 Net appreciation in fair
  value of:
  Common stock                    45,824
  Registered investment
   companies                                   6,253          866      4,021     53,130           6,865     62,329       10,267
                                --------    --------      -------   --------   --------        --------   --------      -------

     Net investment income        51,397       6,253          866      4,021     53,130           6,865     62,329       10,267
                                --------    --------      -------   --------   --------        --------   --------      -------

Contributions to all plans         9,320       5,347          884      4,431     14,573           8,309     18,272        4,716
                                --------    --------      -------   --------   --------        --------   --------      -------
Withdrawals from all plans       (12,273)     (5,285)        (505)   (10,252)    (6,680)         (2,485)    (6,999)      (2,125)
                                --------    --------      -------   --------   --------        --------   --------      -------
Transfers from EIP 1              53,246                                 589
                                --------    --------      -------   --------   --------        --------   --------      -------
Interfund transfers, net          49,610     (14,765)      (1,477)   (21,328)    (3,730)        (15,748)    (9,814)      (1,778)
                                --------    --------      -------   --------   --------        --------   --------      -------

Increase (decrease) in net
 assets                          151,300      (8,450)        (232)   (22,539)    57,293          (3,059)    63,788       11,080

Net assets:
 Beginning of year               187,751     104,443       14,619     85,448    184,062          85,819    195,620       47,628
                                --------    --------      -------   --------   --------        --------   --------      -------

 End of year                    $339,051    $ 95,993      $14,387   $ 62,909   $241,355        $ 82,760   $259,408   $   58,708
                                ========    ========      =======   ========   ========        ========   ========      =======

                                ---------------
                                Fixed     Small      Loan
                                Income     Cap       Fund       Total
                                ------     ---       ----       -----
Investment income:-
 Interest                      $         $         $ 1,887   $    2,700
 Dividends                                                        4,760
 Net appreciation in fair
  value of:
  Common stock                                                   45,824
  Registered investment
   companies                     1,757     6,494                151,982
                               -------   -------   -------   ----------

     Net investment income       1,757     6,494     1,887      205,266
                               -------   -------   -------   ----------

Contributions to all plans       1,726     3,157                 70,735
                               -------   -------   -------   ----------
Withdrawals from all plans      (1,019)     (523)     (503)     (48,649)
                               -------   -------   -------   ----------
Transfers from EIP 1                                             53,835
                               -------   -------   -------   ----------
Interfund transfers, net          (935)   15,561       968       (3,436)
                               -------   -------   -------   ----------

Increase (decrease) in net
 assets                          1,529    24,689     2,352      277,751

Net assets:
 Beginning of year              22,280    18,372    20,059      966,101
                               -------   -------   -------   ----------

 End of year                   $23,809   $43,061   $22,411   $1,243,852
                               =======   =======   =======   ==========

                            ADDITIONAL INFORMATION
                            ----------------------

                                                                     SCHEDULE I
                                                                     ----------
                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

          ITEM 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
          ----------------------------------------------------------
                               DECEMBER 31, 1998
                               -----------------

  (a)            (b)                                (c)                          (d)          (e)
         Identity of issue,        Description of investment, including
          borrower, lessor           maturity date, rate of interest,                           Current
          or similar party           collateral, par or maturity value          Cost             value
          ----------------           ---------------------------------          ----            -------
         Caterpillar Inc.       401(k) Master Trust                          $                $27,273,000
                                                                             =========        ===========

         SSGA                   Money Market; 166,255.66 units               $                $   166,256
         Babson                 Value Income; 95.84 units                                           4,397
         Baron                  Asset; 90.13 units                                                  4,555
         Cohen and Steers       Realty Shares Inc.; 105.77 units                                    4,017
         Fidelity               Utilities; 377.05 units                                             8,740
                                Europe; 131.25 units                                                4,394
                                Growth & Income; 95.44 units                                        4,375
         Founders               Growth; 249.53 units                                                5,093
         Janus                  Special Situations; 292.97 units                                    5,101
                                Twenty; 201.94 units                                               10,764
                                Inv't Worldwide; 298.06 units                                      14,116
         Kaufmann               Fund; 713.54 units                                                  4,053
         Oakmark                Fund; 135.51 units                                                  4,854
         PBHG                   Growth; 353.73 units                                                9,034
         Rydex                  OTC Fund; 2,245.31 units                                           92,866
         Stein Roe              Investment Trust Cap Oppty; 143.73 units                            4,220
         Vanguard               Fixed Inc Sec L/T Portfolio; 1,739.87 units                        16,163
                                Growth Index; 2,465.92 units                                       78,096
         Warburg Pincus         Emerging Growth; 151.08 units                                       6,039
                                                                                              -----------

                                                                                              $   447,133
                                                                                              ===========

                                                                     SCHEDULE II

                          SOLAR TURBINES INCORPORATED
                          ---------------------------
                          SAVINGS AND INVESTMENT PLAN
                          ---------------------------

              ITEM 27d - SCHEDULE OF REPORTABLE (5%) TRANSACTIONS
              ---------------------------------------------------
                     FOR THE YEAR ENDED DECEMBER 31, 1998
                     ------------------------------------

     (a)                     (b)                      (c)       (d)      (e)         (f)         (g)         (h)          (i)
                                                                                                             Current
                                                                                    Expense                   value
                                                                                   incurred                of asset on
Identity of                                        Purchase    Selling   Lease       with         Cost     transaction   Net gain
party involved       Description of Assets           Price      Price    rental   transaction   of asset      date       or (loss)
--------------       ---------------------          ------      -----    ------   -----------   --------      ----       --------
Fidelity           Utilities:
                     Purchase                      $  7,552   $         $        $              $  7,552     $ 7,552     $

Kaufmann           Fund:
                     Purchase                         4,966                                        4,966       4,966

SSGA               Money Market Fund:
                     Purchase                       163,311                                      163,311      163,311
                     Sale                                       28,198                                         28,198

Strong             Government Securities Income:
                     Purchase                         2,587                                        2,58         2,587
                     Sale                                       17,902                                         17,902

Wasatch
 Hoisington        Treasury:
                     Purchase                        10,000                                      10,000        10,000
                     Sale                                      10,865                                         10,865

                                                                       EXHIBIT C
                                                                       ---------



                       Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (No. 2-97450, as amended, and No. 33-37353) of Caterpillar Inc. of our report dated May 26, 1999 relating to the financial statements of the Solar Turbines Incorporated Savings and Investment Plan, which appears in this Form 11-K.


/s/PricewaterhouseCoopers LLP


Peoria, Illinois
May 26, 1999