Form 10-Q
period 1999-06-30
CATERPILLAR INC
filed 1999-08-13
CIK 18230

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

CATERPILLAR INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)
1-768 (Commission File Number)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant's telephone number, including area code: (309) 675-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

At June 30, 1999, 355,553,048 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the second quarter, you should read the entire document.

SUMMARY OF RESULTS

On July 16, 1999 Caterpillar Inc. reported second-quarter sales and revenues of $5.10 billion, $503 million lower than the all-time record established in the second quarter of 1998. The decrease was primarily due to an 8 percent decrease in physical sales volume, partially offset by a 13 percent increase in Financial Products revenues. Profit of $283 million was $163 million less than 1998's second-quarter record of $446 million. The decrease was due to lower sales of higher margin large machines and large engines, partially offset by an increase in lower margin truck engine sales. Profit per share was 78 cents.

"The second quarter was a challenging one for the company due to weak demand for our large machines and large engines in key industry segments of mining and oil and gas. In addition, demand remains weak in several key geographic regions," said Caterpillar Chairman and CEO Glen Barton. "We continue to benefit from our growing product, services, and geographic diversity. Truck engine sales are a bright spot - both sales and our share of the industry hit all-time highs - and revenues from Financial Products are up significantly. But the lower sales volume, coupled with the unfavorable product mix, more than offset favorable factors and the aggressive actions taken by our business units in response to changing economic conditions. While we expect that the second half of the year will be stronger than the first, it does not appear demand for larger machines will be as strong as we had earlier anticipated."

HIGHLIGHTS - SECOND-QUARTER 1999 COMPARED WITH SECOND-QUARTER 1998

  Sales and revenues of $5.10 billion were $503 million or 9 percent lower than the all-time record established in the second quarter of 1998.
  Revenues from Financial Products increased 13 percent.
  Sales inside the United States were 53 percent of worldwide sales compared with 51 percent a year ago.
  Machinery and Engines selling, general and administrative (SG&A) expenses were cut by 6 percent and research and development (R&D) expenses were reduced 8 percent from second-quarter 1998.
  Profit of $283 million and profit per share of 78 cents were down 37 percent and 35 percent, respectively, from second-quarter 1998. Profit per share continues to benefit from the company's share repurchase programs.
  The company acquired the remaining 51 percent of F.G. Wilson during the second quarter of 1999.
  1.2 million shares were repurchased during the quarter under the program announced in October 1998 to reduce the number of shares outstanding to 320 million within the next three to five years. On June 30, 1999 there were 355.6 million shares outstanding (361.0 million assuming dilution).

OUTLOOK

We still expect full-year 1999 sales and revenues to be slightly below 1998. However, profit per share is now expected to be 20 to 25 percent less than 1998 because of an unfavorable change in mix. Sales of higher margin large machines and large engines are expected to be lower than anticipated, while sales of lower margin truck engines are expected to be higher than anticipated. (Complete outlook begins on page 15).

Part I. FINANCIAL INFORMATION

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	1999	1998	1999	1998	1999	1998

Sales and revenues:
Sales of Machinery and Engines	$4,821	$5,357	$4,821	$5,357	$-	$-
Revenues of Financial Products	280	247	-	-	315	276

Total sales and revenue	5,101	5,604	4,821	5,357	315	276

Operating costs:
Cost of goods sold	3,743	3,978	3,743	3,978	-	-
Selling, general, and administrative expenses	632	634	516	548	123	92
Research and development expenses	152	165	152	165	-	-
Interest expense of Financial Products	136	121	-	-	142	124

Total operating costs	4,663	4,898	4,411	4,691	265	216

Operating profit	438	706	410	666	50	60

Interest expense excluding Financial Products	65	69	65	69	-	-

Other income	49	29	15	-	12	9

Consolidated profit before tax	422	666	360	597	62	69

Provision for income tax	136	220	113	195	23	25

Profit of consolidated companies	286	446	247	402	39	44

Equity in profit (loss) of unconsolidated Affiliated companies (Note 4)	(3)	-	(3)	-	-	-
Equity in profit of Financial Products' Subsidiaries	-	-	39	44	-	-

Profit	$283	$446	$283	$446	$39	$44

Profit per share of common stock (Note 6)	$0.80	$1.22

Profit per share of common stock - assuming dilution (Note 6)	$0.78	$1.20

Cash dividends paid per share of common stock	$0.30	$0.25

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	1999	1998	1999	1998	1999	1998

Sales and revenues:
Sales of Machinery and Engines	$9,419	$9,930	$9,419	$9,930	$-	$-
Revenues of Financial Products	549	468	-	-	618	516

Total sales and revenue	9,968	10,398	9,419	9,930	618	516

Operating costs:
Cost of goods sold	7,321	7,312	7,321	7,312	-	-
Selling, general, and administrative expenses	1,285	1,221	1,067	1,060	232	173
Research and development expenses	307	320	307	320	-	-
Interest expense of Financial Products	265	222	-	-	276	229

Total operating costs	9,178	9,075	8,695	8,692	508	402

Operating profit	790	1,323	724	1,238	110	114

Interest expense excluding Financial Products	132	130	132	130	-	-

Other income (expense)	65	102	(2)	42	23	31

Consolidated profit before tax	723	1,295	590	1,150	133	145

Provision for income tax	232	427	183	374	49	53

Profit of consolidated companies	491	868	407	776	84	92

Equity in profit (loss) of unconsolidated Affiliated companies (Note 4)	(3)	8	(3)	8	-	-

Equity in profit of Financial Products' Subsidiaries	-	-	84	92	-	-

Profit	$488	$876	$488	$876	$84	$92

Profit per share of common stock (Note 6)	$1.37	$2.39

Profit per share of common stock - assuming dilution (Note 6)	$1.35	$2.36

Cash dividends paid per share of common stock	$0.60	$0.50

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Changes in Stockholders' Equity
For the Six Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated
	June 30,		June 30,
	1999		1998

Common Stock:
Balance at beginning of period	$(993)		$(442)
Common shares issued, including treasury shares reissued: (June 30, 1999 - 1,281,193; June 30, 1998 - 596,323)	16		12
Treasury shares purchased: June 30, 1999 - 2,926,500; June 30, 1998 - 3,852,600	(149)		(200)

Balance at end of period	(1,126)		(630)

Profit employed in the business:
Balance at beginning of period	6,123		5,026
Profit	488	$488	876	$876
Dividends declared	(222)		(201)

Balance at end of period	6,389		5,701

Accumulated other comprehensive income:
Foreign currency translation adjustment: (1)
Balance at beginning of period	65		95
Aggregate adjustment for period	20	20	(33)	(33)

Balance at end of period	85		62

Minimum Pension Liability Adjustment: (1)
Balance at beginning of period	(64)		-
Aggregate adjustment for period	(38)	(38)	-	-

Balance at end of period	(102)		-

Comprehensive income		$470		$843

Stockholders' equity at end of period	$5,246		$5,133

(1) No reclassification adjustments to report.
See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Financial Position *
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
Assets	1999	1998	1999	1998	1999	1998
Current assets:
Cash and short-term investments	$325	$360	$242	$303	$83	$57
Receivables - trade and other	3,880	3,660	2,467	2,604	2,026	1,875
Receivables - finance	4,065	3,516	-	-	4,065	3,516
Deferred income taxes	534	474	521	465	13	9
Prepaid expenses	676	607	652	616	12	9
Inventories (Note 5)	2,772	2,842	2,772	2,842	-	-

Total current assets	12,252	11,459	6,654	6,830	6,199	5,466

Property, plant and equipment - net	4,913	4,866	4,131	4,125	782	741
Long-term receivables - trade and other	86	85	85	85	1	-
Long-term receivables - finance	5,602	5,058	-	-	5,602	5,058
Investments in unconsolidated affiliated companies (Note 4)	602	773	578	773	24	-
Investments in Financial Products' subsidiaries	-	-	1,361	1,269	-	-
Deferred income taxes	1,045	955	1,052	980	10	8
Intangible assets	1,578	1,241	1,577	1,241	1	-
Other assets	677	691	329	316	348	375

Total assets	$26,755	$25,128	$15,767	$15,619	$12,967	$11,648

Liabilities
Current liabilities:
Short-term borrowings	$1,205	$809	$245	$49	$960	$760
Accounts payable	2,060	2,250	2,143	2,401	356	521
Accrued expenses	1,037	928	754	659	273	290
Accrued wages, salaries, and employee benefits	1,059	1,217	1,051	1,208	8	9
Dividends payable	116	107	116	107	-	-
Deferred and current income taxes payable	39	15	(15)	(19)	54	34
Deferred liability	-	-	-	-	174	143
Long-term debt due within one year	2,691	2,239	37	60	2,654	2,179

Total current liabilities	8,207	7,565	4,331	4,465	4,479	3,936

Long-term debt due after one year	10,106	9,404	3,008	2,993	7,098	6,411
Liability for postemployment benefits	2,666	2,590	2,666	2,590	-	-
Deferred income taxes and other liabilities	530	438	516	440	29	32

Total Liabilities	21,509	19,997	10,521	10,488	11,606	10,379

Stockholders' Equity
Common Stock of $1.00 par Authorized shares : 900,000,000 Issued shares: (6/30/99 - 407,447,312; 12/31/98 - 407,447,312) at paid in amount	1,046	1,063	1,046	1,063	704	683
Profit employed in the business	6,389	6,123	6,389	6,123	698	615
Accumulated other comprehensive income	(17)	1	(17)	1	(41)	(29)
Treasury stock (6/30/99 - 51,894,264; 12/31/98 - 50,248,957) at cost	(2,172)	(2,056)	(2,172)	(2,056)	-	-

Total Stockholders' Equity	5,246	5,131	5,246	5,131	1,361	1,269

Total Liabilities and Stockholders' Equity	$26,755	$25,128	$15,767	$15,619	$12,967	$11,648

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements
* Unaudited except for Consolidated December 31, 1998 amounts.

Caterpillar Inc.
Statement of Cash Flow for the Six Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	June 30,		June 30,		June 30,
	1999	1998	1999	1998	1999	1998
Cash Flow from Operating Activities:
Profit	$488	$876	$488	$876	$84	$92
Adjustments for non-cash items:
Depreciation and amortization	467	429	374	351	93	78
Profit of Financial Products	-	-	(84)	(92)	-	-
Other	(28)	(185)	(109)	15	79	(67)
Changes in assets and liabilities:
Receivables - trade and other	(206)	(95)	170	778	(162)	(968)
Inventories	134	(408)	134	(408)	-	-
Accounts payable and accrued expenses	(56)	(71)	(111)	(124)	(150)	10
Other - net	(180)	(172)	(168)	(139)	17	7

Net cash provided by (used for) operating activities	619	374	694	1,257	(39)	(848)

Cash Flow from Investing Activities:
Capital expenditures - excluding equipment leased to others	(263)	(307)	(262)	(304)	(1)	(3)
Expenditures for equipment leased to others	(192)	(171)	(8)	(2)	(184)	(169)
Proceeds from disposals of property, plant and equipment	95	64	11	9	84	55
Additions to finance receivables	(4,345)	(4,497)	-	-	(4,345)	(4,497)
Collection of finance receivables	2,326	2,037	-	-	2,326	2,037
Proceeds from the sale of finance receivables	702	585	-	-	702	585
Net intercompany borrowings	-	-	-	193	23	-
Investments and acquisitions (net of cash acquired)	(251)	(1,324)	(228)	(1,324)	(23)	-
Other - net	100	(119)	25	(257)	54	(12)

Net cash used for investing activities	(1,828)	(3,732)	(462)	(1,685)	(1,364)	(2,004)

Cash Flow from Financing Activities:
Dividends paid	(214)	(183)	(214)	(183)	(36)	(35)
Common stock issued, including treasury shares reissued	8	4	8	4	21	150
Treasury shares purchased	(149)	(200)	(149)	(200)	-	-
Net intercompany borrowings	-	-	(23)	-	-	(193)
Proceeds from long-term debt issued	2,238	3,317	18	286	2,220	3,031
Payments on long-term debt	(1,045)	(638)	(23)	(48)	(1,022)	(590)
Short-term borrowings - net	370	1,009	123	521	247	488

Net cash provided by (used for) financing activities	1,208	3,309	(260)	380	1,430	2,851

Effect of exchange rate on cash	(34)	(22)	(33)	(25)	(1)	3

(Decrease) Increase in cash and short-term investments	(35)	(71)	(61)	(73)	26	2

Cash and short-term investments at the beginning of the period	360	292	303	241	57	51

Cash and short-term investments at the end of the period	$325	$221	$242	$168	$83	$53

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions except per share data)
1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 1999 and 1998, (b) the changes in stockholders' equity for the six-month periods ended June 30, 1999 and 1998, (c) the consolidated financial position at June 30, 1999 and December 31, 1998, and (d) the consolidated statement of cash flow for the six-month periods ended June 30, 1999 and 1998, have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

2.			The results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results for the entire year 1999.
3.			The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1998.
4.			Unconsolidated Affiliated Companies Combined financial information of the unconsolidated affiliated companies was as follows:
Three Months Ended			Six Months Ended
Results of Operations	March 31,	March 31,	March 31,	March 31,
(unaudited)	1999	1998	1999	1998
Sales	$832	$776	$1,650	$1,560
Cost of sales	671	607	1,320	1,205

Gross profit	$161	$169	$330	$355

Profit (Loss)	$(6)	$-	$(4)	$16

Financial Position			March 31,	Sept. 30,
(unaudited)			1999	1998

Assets:
Current assets			$1,770	$1,569
Property, plant and equipment - net			954	788
Other			506	351

			3,230	2,708
Liabilities:
Current liabilities			1,489	1,259
Long-term debt due after one year			431	274
Other liabilities			160	94

			2,080	1,627

Ownership			$1,150	$1,081

5.		Inventories (principally "last-in, first-out" method) comprised the following:
	June 30,	December 31,
	1999	1998
	(unaudited)

Raw materials and work-in-process	$1,046	$1,041
Finished goods	1,521	1,605
Supplies	205	196

	$2,772	$2,842

6.				Following is a computation of profit per share:

		Three Months Ended		Six Months Ended
		June 30,	June 30,	June 30,	June 30,
		1999	1998	1999	1998
		(unaudited)		(unaudited)

I.	Profit - Consolidated (A)	$283	$446	$488	$876

II.	Determination of shares (millions):
	Weighted average common shares outstanding (B)	355.9	365.9	356.2	366.4
	Assumed conversion of stock options	5.2	5.9	4.0	5.6

	Weighted average common shares outstanding - assuming dilution (C)	$361.1	$371.8	$360.2	$372.0

III.	Profit per share of common stock (A/B)	$0.80	$1.22	$1.37	$2.39
	Profit per share of common stock - assuming dilution (A/C)	$0.78	$1.20	$1.35	$2.36

7.	The reserve for plant closing and consolidation costs includes the following:

	June 30, 1999 (unaudited)	December 31, 1998

Write down of property, plant, and equipment	$77	$78
Employee severance benefits	23	37
Rearrangement, start-up costs, and other	2	5

Total reserve	$102	$120

The write-down of property, plant, and equipment establishes a new cost basis for assets that have been permanently impaired.

Employee severance benefits (e.g., pension, medical, and supplemental unemployment benefits) are provided to employees affected by plant closings and consolidations. The reserve for such benefits is reduced as the benefits are provided.

At June 30, 1999 and December 31, 1998, the above reserve includes $32 and $49, respectively, of costs associated with the closure of the Component Products Division's Precision Barstock Products (PBP) operation located in York, Pennsylvania. The probable closing of the PBP manufacturing operation was announced in December 1991. In March 1996, it was announced that the facility would be closed. All operations at the York facility have been discontinued.

8.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities. " SFAS 133 requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction.

As amended by SFAS 137, which defers the implementation of SFAS 133, we are required to adopt this new accounting standard for the fiscal year beginning January 1, 2001. We are currently analyzing the impact of SFAS 133. Due to the inherent complexities of this standard and the significant changes from current accounting practices, we have not yet determined the full impact that the adoption of SFAS 133 will have on our financial position, results of operations, or cash flows. However, at this time, we do not believe that the impact will be material.

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

We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 11.

Three months ended June 30,	Business Segments
1999	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$352	$55	$790	$346	$294	$1,326	$1,734	$250	$5,147
Intersegment sales and revenues	1	1,947	169	1	29	1,081	56	427	3,711

Total sales and revenues	$353	$2,002	$959	$347	$323	$2,407	$1,790	$677	$8,858

Accountable Profit	$15	$196	$46	$51	$7	$73	$18	$56	$462

Accountable assets at June 30, 1999	$346	$2,296	$876	$11,813	$654	$3,835	$1,665	$2,076	$23,561

1998	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$304	$49	$854	$325	$452	$1,368	$2,002	$242	$5,596
Intersegment sales and revenues	1	2,333	245	(3)	44	1,088	54	484	4,246

Total sales and revenues	$305	$2,382	$1,099	$322	$496	$2,456	$2,056	$726	9,842

Accountable Profit	$(2)	$322	$63	$44	$22	$119	$56	$57	681

Accountable assets at December 31, 1998	$289	$2,349	$862	$11,451	$717	$3,479	$1,475	$2,054	22,676

Six months ended June 30,	Business Segments
1999	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$617	$91	$1,516	$683	$566	$2,426	$3,660	$484	$10,043
Intersegment sales and revenues	2	4,099	420	5	52	2,043	104	896	7,621

Total sales and revenues	$619	$4,190	$1,936	$688	$618	$4,469	$3,764	$1,380	$17,664

Accountable Profit	$21	$424	$86	$113	$11	$49	$58	$118	$880

1998	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$543	$94	$1,642	$608	$884	$2,213	$3,923	$476	$10,383
Intersegment sales and revenues	1	4,711	502	-	74	2,112	95	967	8,462

Total sales and revenues	$544	$4,805	$2,144	$608	$958	$4,325	$4,018	$1,443	$18,845

Accountable Profit	$(16)	$699	$127	$91	$43	$146	$132	$115	$1,337

	Three months ended		Six months ended
Reconciliation of Profit Before Tax:	June 30, 1999	June 30, 1998	June 30, 1999	June 30, 1998
	(unaudited)		(unaudited)

Total accountable profit from business segments	$462	$681	$880	$1,337
Methodology differences	3	29	(49)	49
Corporate costs	(50)	(67)	(132)	(151)
Other	7	23	24	60

Total consolidated profit before tax	$422	$666	$723	$1,295

Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

A. Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Sales and revenues for the second quarter of 1999 were $5.10 billion, $503 million lower than the all-time record established in the second quarter of 1998. The decrease was primarily due to an 8 percent decrease in physical sales volume, partially offset by a 13 percent increase in Financial Products revenues. Profit of $283 million was $163 million less than 1998's second-quarter record of $446 million. The decrease was mostly due to lower sales of higher margin large machines and large engines, partially offset by an increase in lower margin truck engines sales. Lower price realization, primarily in EAME, and the impact of lower production volumes on manufacturing efficiencies also contributed to the decrease in profit. Profit per share of 78 cents was down 42 cents from the 1998 record of $1.20.

MACHINERY AND ENGINES
Sales Table
(Millions of dollars)	Total	North America	EAME **	Latin America	Asia/ Pacific
Three Months Ended June 30, 1999
Machinery	$3,217	$1,953	$766	$203	$295
Engines *	1,604	919	390	128	167

	$4,821	$2,872	$1,156	$331	$462

Three Months Ended June 30, 1998
Machinery	$3,670	$2,280	$758	$343	$289
Engines *	1,687	812	576	144	155

	$5,357	$3,092	$1,334	$487	$444

* Does not include internal engine transfers of $314 and $337 in 1999 and 1998, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Europe, Africa & Middle East and Commonwealth of Independent States

Refer to table on page 21 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

  Machinery sales were $3.22 billion, a decrease of $453 million or 12 percent from second-quarter 1998. The lower sales resulted primarily from a 10 percent decrease in physical sales volume due to lower sales to end users and a larger reduction in dealer new machine inventory than occurred in the second quarter last year. Price realization also declined as higher prices in North America were more than offset by lower prices and unfavorable geographic mix in EAME.

  Sales rose slightly in the Asia/Pacific region and EAME and declined elsewhere. In North America, sales fell in both the United States and Canada. The decline in the United States was primarily due to lower sales to end users and slower growth in dealer rental operations, both of which occurred as industry demand fell from year-earlier levels. Additionally, dealers reduced new machine inventories more during the second quarter than they did a year ago leading to lower company sales. In Canada, sales continued to lag 1998 levels due to weak industry demand. In EAME, higher sales in Europe were partially offset by lower sales in Africa & Middle East and Commonwealth of Independent States (CIS). Sales to users remained near 1998 levels for the EAME region. In Latin America, sales were lower due to declines in both sales to users and dealer inventories. In the Asia/Pacific region, sales rose in the developing countries as dealers continued to rebuild new machine inventories rather than decrease them as they did a year ago. This increase in sales to developing Asia more than offset lower end-user driven sales in Australia.

  Engine sales were $1.60 billion, a decrease of $83 million or 5 percent from second-quarter 1998, reflecting lower physical sales volume. Price realization was about the same.

  Sales were up in North America and Asia/Pacific but down in EAME and Latin America. Worldwide, sales into the petroleum sector were lower reflecting the impact of last year's low oil prices on large engines. In North America, sales were up in both the United States and Canada due to the strong on-highway truck market and an increased share of industry sales, as well as higher demand for power generation applications. Sales were lower in EAME reflecting weak growth in Africa & Middle East and lower sales by agricultural equipment manufacturers. Sales were up in Asia/Pacific as higher sales of reciprocating engines throughout the region more than offset a decline in turbine engine sales in developing Asia. In Latin America, sales remained below 1998 levels as a result of recession or slower growth throughout the region.

Operating Profit Table
	Three Months Ended
(Millions of dollars)	June 30, 1999	June 30, 1998
Machinery	$293	$531
Engines	117	135

	$410	$666

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $238 million, or 45 percent from second-quarter 1998. Margin (sales less cost of goods sold) declined primarily due to the lower sales volume and price realization, the impact of lower production volumes on manufacturing efficiencies and an unfavorable change in product sales mix. SG&A and R&D expenses were lower reflecting the impact of ongoing cost reduction actions.

Engine operating profit decreased $18 million, or 13 percent from second-quarter 1998. Margin declined due mostly to the shift in product sales mix from large to medium and small engines, but was also impacted by overall lower sales volumes. SG&A and R &D expenses were about the same.

Interest expense was $4 million lower than a year ago due to lower average interest rates.
Other income/expense reflects a net increase in income of $15 million due mostly to a favorable change in foreign exchange gains and losses.

FINANCIAL PRODUCTS

Revenues were a second-quarter record $315 million, up $39 million or 14 percent compared with second-quarter 1998. The increase resulted primarily from continued growth in Cat Financial's portfolio.

Before tax profit decreased $7 million from second-quarter 1998. Higher profit at Cat Financial from continued portfolio growth was more than offset by lower profit at Caterpillar Insurance Co. Ltd. (Cat Insurance) due to less favorable reserve adjustments.

INCOME TAXES Second-quarter 1999 tax expense reflects an effective annual tax rate of 32 percent, compared with a 33 percent rate for the second-quarter 1998.

UNCONSOLIDATED AFFILIATED COMPANIES The company's share of unconsolidated affiliated companies' results declined $3 million from a year ago, primarily due to lower profit at F.G. Wilson.

SUPPLEMENTAL INFORMATION

Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations

Sales and deliveries in North America were below second-quarter 1998 levels. Sales were lower in both the United States and Canada reflecting lower industry demand. Sales to end users were lower in most construction and commodity sectors. Deliveries to dealer rental operations also were down from second quarter last year.

Sales and deliveries in the EAME region remained near year-earlier levels as higher sales in Europe offset lower sales in Africa & Middle East and the CIS. In Europe, economic growth was sufficient to produce higher sales to users in the key countries of the United Kingdom, Germany, France, Spain and Italy. In Africa & Middle East, weak growth, generally low commodity prices and political uncertainty led to lower sales. In the CIS, sales were lower primarily due to recession in Russia. For EAME as a whole, sales to users were lower in most applications, with the exception of aggregates mining and agriculture where sales were higher. The decrease in sales to users, though, was offset by higher deliveries to dealer rental operations.

Sales and deliveries in Latin America fell due to recession and weak growth through much of the region. Sales in the second quarter were lower in all key countries. Sales to users were lower in all key applications except industrial where sales were higher.

Sales and deliveries in Asia/Pacific remained below year-earlier levels as slightly higher sales in developing countries were more than offset by lower sales in Australia. Sales were up slightly in Indonesia and Malaysia as the regional economy began to recover from last year's recessions. Sales also were up in India and China. Sales for the quarter were lower in Thailand and Korea, as well as Japan where business conditions remain weak. For the region as a whole, sales to users were higher in aggregates mining, housing construction and forestry, and declined in other key sectors. Deliveries to dealer rental operations were higher.

Dealer Inventories of Machines

Worldwide dealer new machine inventories at the end of the second quarter were about the same as a year ago and about normal relative to current selling rates. Inventories were higher in North America and lower in Asia/Pacific, Latin America and EAME. At quarter's end, inventories compared with current selling rates were about normal in Asia/Pacific and Latin America and slightly below normal in EAME. Inventories in North America, although currently declining, were slightly above normal compared with current selling rates.

Engine Sales to End Users and OEMs (excluding Perkins)

Sales in North America were up primarily due to continued, very strong demand for on-highway truck engines due to booming industry demand and our increased share of industry sales. Sales also were higher in power generation applications, but lower in the petroleum sector. Sales were up in both the United States and Canada reflecting higher demand for reciprocating engines. Demand for turbine engines remained near last year's level.

Sales in EAME were down with lower sales in both Europe and Africa & Middle East. Weak growth in Africa & Middle East, last year's low oil prices and weak OEM demand all contributed to the declines. Sales were lower in most key applications and for both reciprocating and turbine engines.

Sales in Asia/Pacific were down as lower sales in developing Asia more than offset higher sales in Australia. Sales of reciprocating engines were up throughout the region reflecting improved economic conditions, but turbine engine sales remained below year-earlier levels in developing Asia as a result of last year's low oil prices. Turbine sales were higher in Australia. Sales were up in power generation, but down in petroleum and marine applications.

Sales in Latin America were lower for both reciprocating and turbine engines reflecting the impact of recession or slower growth through the region. Higher sales for power generation and marine applications were more than offset by lower sales in the petroleum and on-highway truck sectors .

EMPLOYMENT At the end of the second quarter, Caterpillar's worldwide employment was 66,545 compared with 65,947 one year ago. Acquisitions added approximately 2,700 during this period.

OUTLOOK

In the aggregate, 1999 company sales and revenues are still expected to be consistent with our original outlook -- slightly below 1998's record levels. However, sales of higher margin large machines and large engines are expected to be lower than anticipated, while sales of lower margin truck engines are expected to be higher than anticipated. This change in sales mix is placing additional pressure on profit and requiring factory schedule adjustments to keep production in line with demand. As a result, the company is continuing to take cost reduction actions and expects to offset some of the unfavorable impact of this change in mix and lower production volumes.

Although some cost reduction actions could have an impact on our strategic growth initiatives, the company is not compromising its long-term growth plans. Previously, we have provided guidance that the unfavorable impact of the growth initiatives was anticipated to be less than 10% of 1999 profit and that we expected these initiatives to be accretive to profit in 2000. Because of the lowered profit outlook for 1999, as well as reduced sales for some of the initiatives, the percentage impact of the growth initiatives is expected to be higher than 10%, but less of a total dollar impact than in 1998. The increase to profit is still expected to occur in 2000, but be less than anticipated last year.

We now expect 1999 profit per share to be 20 to 25 percent less than 1998. The fourth quarter is expected to be substantially stronger than the third due to additional factory shutdowns in the third quarter to keep production in line with demand. We estimate that about two-thirds of our profit for the second half of the year will come in the fourth quarter.

SUPPLEMENTAL OUTLOOK INFORMATION

Summary

World economic growth in 1999 is now forecast to slightly exceed last year's rate as improvement in Asia more than offsets weakness in Latin America. The United States, Canadian and Australian economies should register another year of excellent growth while Europe slows slightly from 1998 growth rates. The second half of the year should be much better than the first half with improvement in Latin America and Europe.

Even with an improvement in these economies in the second half, industry demand for construction and mining machinery is expected to be slightly lower in 1999 than last year. Machine demand is forecast to be down slightly in the United States and just below last year's levels in Australia and Japan. Higher demand in Europe and developing Asia should offset lower demand in Latin America and Canada. In contrast to construction and mining equipment, industry demand for agricultural equipment is forecast to be down sharply due to depressed commodity prices.

Industry demand for engines is forecast to exceed 1998 levels in North America due primarily to the continued strong on-highway truck market. Demand in the rest of the world, however, is likely to be down, primarily due to lower turbine sales. Sales of both large reciprocating and turbine engines are forecast to be down in each region due to the impact of last year's low oil prices.

This environment of generally weaker industry demand combined with a reversal of last year's increase in North American dealer inventories and continuing price pressures is expected to result in company sales slightly below 1998 levels. Declines in Latin America and EAME are forecast to more than offset an increase in Asia/Pacific while sales in North America should remain near 1998 levels as higher engine sales offset lower machine sales.

North America

In the United States, Gross Domestic Product (GDP) growth is forecast to be about 4 percent, matching last year's rate of 3.9 percent. Despite this strong rate of growth, industry demand for construction and mining equipment is now forecast to be slightly below last year's very high levels. Metal prices, with the possible exception of gold, have likely bottomed out, but little improvement is expected in the second half resulting in continued weakness for metal mining. The new six-year highway bill is still expected to boost construction spending as well as aggregates production, but the impact on 1999 will likely be less than anticipated due to bottlenecks in getting projects underway. Even in the very strong housing sector, growth in industry demand is expected to be limited due to labor and material shortages. In Canada, GDP growth is forecast to be 3.5 percent, but last year's higher interest rates to defend the Canadian dollar resulted in much lower sales early in the year and will likely keep sales for the year below 1998 levels. For both the United States and Canada, low commodity prices will cause industry demand for agricultural equipment to be significantly below last year's levels. In total, machine sales are forecast to decline due to a reversal of last year's increase in dealer new machine inventories and lower industry demand. Engine sales for North America, however, should surpass 1998 levels due primarily to continued strong demand for reciprocating engines in the on-highway truck market. Overall, sales in North America are expected to remain near last year's levels.

EAME

In Western Europe, GDP growth is expected to be 2 to 2.5 percent. The United Kingdom has avoided recession and growth is forecast to improve in the second half. This spring's cut in European interest rates combined with a favorable euro exchange rate should result in better growth throughout the region in the second half. For the year as a whole, demand for construction and mining machines should increase slightly while demand for engines, especially from OEMs, is forecast to be down. In Africa & Middle East, weak growth and low commodity prices should result in lower demand for both machines and engines. In Russia, continued weakness and instability will result in lower demand for the year. For the region as a whole, company sales are forecast to be down in 1999 due to weakness in Africa & Middle East and lower engine sales .

Latin America

The region is beginning to recover from recessions experienced by many countries over the last twelve months. Interest rates across the region are down substantially and higher oil prices will provide a boost to selected countries, especially Venezuela and Mexico. The situation in Brazil has improved and moderate growth is forecast for the second half. Argentina and Chile should also emerge from recession in the second half. Mexico and Peru only experienced one quarter of negative growth and should continue to pick up momentum. Problems remain in Colombia and Ecuador, but the region as a whole should be poised for better growth. Industry demand for both machines and engines should begin to stabilize in the second half, but demand will still be down significantly from 1998. Consequently, company sales will be lower in 1999 than last year.

Asia/Pacific

A broad-based recovery is now underway in those developing economies which experienced recession last year. Strong first-quarter economic growth has been reported by a number of countries including South Korea, Indonesia and Thailand. Combined with China, which continues to grow at about 7 percent, GDP growth for developing Asia is now forecast to increase from 1 percent in 1998 to 4 percent in 1999. Economic recovery combined with strong infrastructure spending in China should result in higher industry demand for machines. Engine demand, however, is likely to be down as higher demand for reciprocating engines is more than offset by lower demand for turbines. Business conditions in Japan are expected to remain relatively weak in 1999 despite a surprisingly strong first quarter GDP report. Massive public works spending, however, should begin to stabilize industry demand after the steep decline of the past two years. In Australia, continued strong economic growth should keep industry demand just slightly below 1998 levels. For the region as a whole, company sales are forecast to be up due to slightly higher industry demand and the expectation that dealers will not decrease new machine inventories as they did in 1998.

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Form 10-Q are forward looking and involve uncertainties that could significantly impact expected results. The words " believes," "expects," "estimates," " anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect all international businesses, as well as matters specific to the Company and the markets it serves.

Current Outlook

Our current outlook calls for recovery to begin in Latin America and to continue in developing Asia in the second half. If, for any reason, these recoveries falter, sales would likely be lower than anticipated in the affected region. Renewed currency speculation, a significant decline in the stock market (in the region or in the U.S.), or much higher interest rates (in the region or in the U.S.) could result in weaker than anticipated economic growth and sales. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

In particular, our outlook assumes that the Japanese government remains committed to stimulating the economy and that the Brazilian government follows through with promised reforms. A reversal by either government could result in renewed recession. Our outlook also assumes that currency and stock markets remain relatively stable. If currency or stock markets were to decline significantly, uncertainty would increase and interest rates could move higher, both of which would probably result in slower economic growth and lower sales.

The outlook for our sales also depends on commodity prices which are expected to remain near current levels, on average, for the remainder of the year. Oil prices have moved up considerably since the start of the year and are likely to come down some from current levels. Gold prices have recently moved lower on announcements of government plans to sell gold, but we assume gold prices do not move much lower. Agricultural prices are likely to remain weak in the second half while most metals prices should be relatively flat to up slightly. Based on this forecast, equipment sales into sectors that are sensitive to commodity prices are likely to remain relatively weak for the second half.

Stronger than anticipated world growth, particularly in Europe, could lead to a noticeable recovery in commodity prices before year end which could result in greater than expected sales. Conversely, weaker than anticipated world economic growth could lead to a drop in commodity prices and lower than expected sales. Europe plays a key role in this forecast and our current outlook is for improvement in the third and fourth quarters leading to annual average GDP growth of 2.0% or better. If Europe fails to improve, then commodity prices could be weaker.

Russia remains in severe recession. Political and economic instability are very high and a further deterioration could impact worldwide stock or currency markets, which in turn could weaken Company sales.

Monetary and Fiscal Policies

For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. For example, if the Federal Reserve raises rates significantly, the U.S. economy could slow abruptly leading to an unanticipated decline in sales. The current outlook is for a further 50 basis point increase over the next nine months, which will begin to slow GDP growth. Or, the Federal Reserve could fail to cut interest rates quickly enough in response to a significant decline in world stock markets, which also would slow the U.S. economy and negatively impact demand for the Company's products.

In general, high interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for slightly slower U.S. growth in the second half of 1999 and not recession. If, for whatever reason, the U.S. were to enter a recession then demand for Company products would fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors

Political factors in the U.S. and abroad also have a major impact on global companies. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales.

Currency Fluctuations

Currency fluctuations are also a significant unknown for global companies. If the U.S. dollar strengthens against foreign currencies, the Company's ability to realize price increases on sales could be negatively impacted. Most of the Company's key competitors have their principal manufacturing operations based in Japan or European countries. The majority of our manufacturing assets are in the United States. Consequently, should an overvalued dollar persist, our costs compared with these competitors would be relatively higher. As a major net exporter from the United States, the persistence of an overvalued dollar, over time, could have an unfavorable impact on our global competitive position.

Dealer Practices

In addition to these factors, there are uncertainties related to the Company's industry and specific operations. A major factor contributing to the Company's success is its dealer distribution network. Dealer practices, such as changes in inventory levels for both new and rental equipment, are not within the Company's control (primarily because these practices depend upon the dealer's assessment of anticipated sales) and may have a significant positive or negative impact on our results.

Other Factors

The rate of infrastructure spending, housing starts, commercial construction and mining also play a significant role in the Company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted.

Another factor which can impact company sales and profit is mix. Our outlook assumes a certain geographic mix of sales as well as a product mix of sales (machines vs. engines, small vs. large, high margin vs. low margin). Results may be impacted positively or negatively by changes in the mix.

The Company operates in a highly competitive environment and our outlook depends on a forecast of the Company's percentage of industry sales. A reduction in that percentage could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, a failure to price the product competitively, or an unexpected buildup in competitors' new machine or dealer owned rental fleets.

The outlook also depends on our ability to realize price increases. The environment remains very competitive and a repeat of the price discounting that occurred in 1998 would result in lower than anticipated price realization.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. Obvious factors such as general economic conditions throughout the world do not warrant further discussion but are noted to further emphasize the myriad of contingencies that may cause the Company's actual results to differ from those currently anticipated.

SIX MONTHS ENDED JUNE 30, 1999 VS. SIX MONTHS ENDED JUNE 30, 1998

Sales and revenues for the six months ended June 30, 1999 were $9.97 billion, $430 million lower than the first six months of 1998. The decrease was primarily due to a 4 percent decrease in physical sales volume, partially offset by a 17 percent increase in Financial Products revenues. Profit of $488 million was $388 million lower. The decrease was mostly due to lower sales of higher margin large machines and large engines, partially offset by an increase in lower margin truck engines sales. The impact of lower production volumes on manufacturing efficiencies and lower price realization, primarily in EAME, also contributed to the decrease in profit. Profit per share of $1.35 was down $1.01.

MACHINERY AND ENGINES
Sales Table
(Millions of dollars)	Total	North America	EAME **	Latin America	Asia/ Pacific
Six Months Ended June 30, 1999
Machinery	$6,507	$4,092	$1,484	$405	$526
Engines *	2,912	1,689	730	213	280

	$9,419	$5,781	$2,214	$618	$806

Six Months Ended June 30, 1998
Machinery	$7,108	$4,447	$1,464	$686	$511
Engines *	2,822	1,444	883	254	241

	$9,930	$5,891	$2,347	$940	$752

* Does not include internal engine transfers of $630 and $645 in 1999 and 1998, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Europe, Africa & Middle East and Commonwealth of Independent States
Refer to table on page 21 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $6.51 billion, a decrease of $601 million or 8 percent from the first six months of 1998. The lower sales resulted primarily from a 7 percent decrease in physical sales volume due to lower sales to end users and a smaller increase in dealer new machine inventory than occurred in the same period last year. Price realization also declined as higher prices in North America were more than offset by lower prices and unfavorable geographic mix in EAME.

Sales rose slightly in the Asia/Pacific region and EAME and declined elsewhere. In North America, sales fell in both the United States and Canada. The decline in the United States was due to lower sales to end users and slower growth in dealer rental operations, both of which occurred as industry demand fell from year-earlier levels. In Canada, sales continued to lag 1998 levels due to weak industry demand. In EAME, higher sales in Europe were partially offset by lower sales in Africa & Middle East and Commonwealth of Independent States (CIS). In Latin America, sales were lower due to declines in both sales to users and dealer inventories. In the Asia/Pacific region, sales rose in the developing countries as dealers continued to rebuild new machine inventories rather than decrease them as they did a year ago. This increase in sales to developing Asia more than offset lower end-user driven sales in Australia.

Engine sales were $2.91 billion, an increase of $90 million or 3 percent from the first six months of 1998, reflecting higher physical sales volume. Price realization was about the same.

Sales were up in North America and Asia/Pacific and declined elsewhere. Worldwide, sales into the petroleum sector were lower reflecting the impact of last year's low oil prices on large engines. In North America, sales were up in both the United States and Canada due to the strong on-highway truck market and an increased share of industry sales, as well as higher demand for power generation applications. Sales were lower in EAME as higher sales into the marine sector were more than offset by lower sales into power generation and petroleum applications. Sales were up in Asia/Pacific as higher sales of reciprocating engines more than offset a decline in turbine engine sales. In Latin America, sales remained below 1998 levels as a result of recession or slower growth throughout the region.

Operating Profit Table
	Six Months Ended
(Millions of dollars)	June 30, 1999	June 30, 1998
Machinery	$576	$1,005
Engines	148	233

	$724	$1,238

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $429 million, or 43 percent from the first six months of 1998. Margin (sales less cost of goods sold) declined primarily due to the lower sales volume, an unfavorable change in product sales mix, the impact of lower production volumes on manufacturing efficiencies and the lower price realization. SG&A and R&D expenses were about the same.

Engine operating profit decreased $85 million, or 36 percent from the first six months of 1998. Margin declined due to the shift in product sales mix from large to medium and small engines, partially offset by the impact of higher sales volumes. SG&A and R&D expenses were about the same.

Interest expense was $2 million higher than a year ago due to higher average debt levels, partially offset by lower average interest rates.

Other income/expense was expense of $2 million compared with income of $42 million the first six months of 1998. The decrease was due to lower interest income, an unfavorable change in foreign exchange gains and losses and discounts taken on the sales of trade receivables to Cat Financial. Discounts taken on this revolving sale of receivables to Cat Financial are reflected in Machinery and Engines as other expense. Revenues offsetting these discounts as well as related borrowing costs are reflected in Financial Products.

FINANCIAL PRODUCTS

Revenues were $618 million, up $102 million or 20 percent compared with the first six months of 1998. The increase resulted primarily from continued growth in Cat Financial's portfolio.

Before tax profit decreased $12 million from the first six months of 1998. Higher profit at Cat Financial from continued portfolio growth was more than offset by lower profit at Caterpillar Insurance Co. Ltd. (Cat Insurance). Less favorable reserve adjustments and lower investment income were the reasons for the lower profit at Cat Insurance.

INCOME TAXES Tax expense for the first six months of 1999 reflects an effective annual tax rate of 32 percent, compared with a 33 percent rate for the first six months of 1998.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results declined $11 million from a year ago, primarily due to unfavorable changes in results at Shin Caterpillar Mitsubishi Ltd. and F.G. Wilson.

B. Liquidity & Capital Resources

Consolidated operating cash flow was $619 million through the first six months of 1999, compared with $374 million for the same period a year ago. The increase was largely due to a reduction in inventories, partially offset by lower profit. Total debt as of June 30, 1999 was $14.00 billion, an increase of $1.55 billion from year-end 1998. During the first six months of 1999, debt related to Machinery and Engines increased $188 million, to $3.29 billion, while debt related to Financial Products increased $1.36 billion to $10.71 billion.

In 1998, the board of directors authorized a share repurchase program to reduce the number of outstanding shares to 320 million within the next three to five years. Under this program, during the first six months of 1999, 2.9 million shares were repurchased. The number of shares outstanding at June 30, 1999, was 355.6 million.

Machinery and Engines

Operating cash flow was $694 million through the first six months of 1999, compared with $1.26 billion for the same period a year ago. The decrease was primarily due to lower profit after tax and an unfavorable change in working capital. The unfavorable change in working capital was mostly due to the absence of the initial benefit from the revolving sale of receivables to Cat Financial in 1998, partially offset by a reduction in inventory.

Capital expenditures, excluding equipment leased to others, for the first six months of 1999 were $262 million compared with $304 million for the same period a year ago. Total debt increased by $188 million due to short-term borrowings. Our debt to debt plus equity ratio as of June 30, 1999 was 39%.

Financial Products

Operating cash flow was a negative $39 million for the first six months of 1999, compared with a negative $848 million for the same period a year ago. The first six months of 1998 was negatively impacted by the purchase of receivables from Machinery and Engines. Cash used to purchase equipment leased to others was $184 million for the first six months of 1999. Net cash used for finance receivables was $1.32 billion compared with $1.88 billion for the first six months of 1998.

Financial Products' debt was $10.71 billion at June 30, 1999, an increase of $1.36 billion from December 31, 1998, and primarily comprised $7.40 billion of medium term notes, $111 million of notes payable to banks and $3.07 billion of commercial paper. At the end of June 30, 1999, finance receivables past due over 30 days were 2.2%, compared with 1.2% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.57:1 at June 30, 1999, compared with 8.0:1 at December 31, 1998.

Financial Products had outstanding credit lines totaling $4.13 billion at June 30, 1999, which included $2.61 billion of shared revolving credit agreements with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills and bank borrowings.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three-months ended		Six-months ended
(Millions of dollars)	June 30, 1999	June 30, 1998	June 30, 1999	June 30, 1998
North American Geographic Region	$2,872	$3,092	$5,781	$5,891
Engine sales included in the Power Products segment	(919)	(812)	(1,689)	(1,444)
Company owned dealer sales included in the All Other segment	(103)	(91)	(190)	(174)
Certain governmental sales included in the All Other segment	(26)	(33)	(50)	(62)
Other*	(90)	(154)	(192)	(288)

North American Marketing external sales	$1,734	$2,002	$3,660	$3,923

EAME Geographic Region	$1,156	$1,334	$2,214	$2,347
Power Products sales not included in the EAME Marketing segment	(277)	(391)	(525)	(550)
Other	(89)	(89)	(173)	(155)

EAME Marketing external sales	$790	$854	$1,516	$1,642

Latin America Geographic Region	$331	$487	$618	$940
Power Products sales not included in the Latin America Marketing segment	(64)	(64)	(96)	(93)
Other	27	29	44	37

Latin America Marketing external sales	$294	$452	$566	$884

Asia Pacific Geographic Region	$462	$444	$806	$752
Power Products sales not included in the Asia/Pacific Marketing segment	(66)	(101)	(116)	(126)
Other *	(44)	(39)	(73)	(83)

Asia Pacific Marketing external sales	$352	$304	$617	$543

*Represents primarily external sales of the Construction & Mining Products and the All Other segments.

C. Year 2000 Challenge

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

We have established five Year 2000 phases under which units measure their progress:

  · Inventory -- identifying key business areas and related products and services (both internal and external) potentially impacted by the Year 2000 issue;

  · Analysis -- determining how a product or service is impacted and preparing a plan to address the issue;

  · Remediation -- making the necessary changes to bring the product or service into compliance;

  · Validation -- testing the product or service to ensure it is Year 2000 compliant; and

  · Implementation -- installing necessary changes in production.

Internal Systems

As of June 30, 1999, all Caterpillar business units have completed an inventory of internal systems having potential Year 2000 issues. By internal systems, we mean both information technology and non-information technology systems. Analysis to address Year 2000 issues has been completed on all critical systems within the control of our units. Of those critical systems, about 98% have been remediated and validated. For about 97% of all critical systems within our control, Year 2000 fixes have been implemented. All of our business units report that mission critical and significant priority systems within their control will be fixed, tested and in production by
October 1, 1999.

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

Analysis to address Year 2000 issues has been completed on all critical dependencies (including suppliers, utilities, and transportation services) outside the control of our business units. For 88% of these critical dependencies, we have implemented Year 2000-ready solutions or confirmed that the business partner or dependency was already Year 2000 compliant. Dependencies reported as outside the control of our units may include those supplied by other units within Caterpillar as well as those supplied by outside companies.

We are also assessing the readiness of our independent Caterpillar dealers. Efforts in the U.S. and outside the U.S. include mailings requesting information on remediation plans and status, periodic regional meetings with dealers and their information systems managers, and on-site assessments by Caterpillar managers responsible for specific dealer regions. Based on these communications, we expect that by the end of 1999 our dealers will be in a position to service customers without any significant business disruption related to the Year 2000 issue. Dealer implementations of Year 2000-compliant versions of Caterpillar-supplied software will continue throughout 1999. Based on our experience to date, we expect to complete these installations on time.

Costs

The following cost estimates, which are as of June 30, 1999, would not have a material impact on Caterpillar's results, financial position, or cash flow. As necessary, we will refine these estimates.

We anticipate incurring $120-130 million in Year 2000-related costs. Of these costs, capital costs for the replacement of systems, hardware, or equipment are currently estimated to be $20-30 million.

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

To minimize the potential impact of the "most reasonably likely worst case scenario," each Caterpillar business unit is developing contingency plans. Finalized contingency plans may involve manual operation of machine tools, manual collection and reporting of data, adjustment of production material inventory levels, and alternative sources of supply. Eighty percent of contingency planning has been completed. Contingency plans, where deemed necessary, will be finalized before the end of 1999.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

We have nineteen employee stock purchase plans administered outside the United States for our non-U.S. employees. These plans are not registered with the Securities and Exchange Commission and are exempt from such registration pursuant to Regulation S under the Securities Act. As of June 30, 1999, those plans had approximately 4,827 participants in the aggregate. During the second quarter of 1999, a total of 89,938 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit No.	Description
	27	Financial Data Schedule

(b)

Reports on Form 8-K, dated April 16, June 9, and June 15, 1999 were filed during the quarter ending June 30, 1999, pursuant to Item 5 of that form. An additional Form 8-K was filed on July 16, 1999 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

August 12, 1999	/s/F. LYNN MCPHEETERS	Vice President and Chief Financial Officer

(F. Lynn McPheeters)

August 12, 1999	/s/R. R. ATTERBURY III	Secretary

(R. Rennie Atterbury III)

EXHIBIT INDEX

Exhibit Number	Description
27	Financial Data Schedule