Form 10-Q
period 1999-09-30
CATERPILLAR INC
filed 1999-11-01
CIK 18230

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

At September 30, 1999, 354,567,683 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the third quarter, you should read the entire document.

SUMMARY OF RESULTS

On October 15, 1999, Caterpillar Inc. reported third-quarter sales and revenues of $4.72 billion, $458 million lower than third quarter 1998. The decrease was primarily due to an 8 percent decline in physical sales volume, partially offset by a 10 percent increase in Financial Products revenues.

Profit of $219 million or 61 cents per share, was $117 million less than 1998's third quarter of $336 million. The decrease was due primarily to lower sales volume, lower price realization and an unfavorable change in product sales mix. Lower selling, general and administrative (SG&A) and research and development (R&D) costs partially offset these unfavorable items.

"Lower retail sales in several key geographic and industry segments caused a decline in company sales this quarter," said Caterpillar Chairman and CEO Glen Barton. "While sales of large machines remained weak, truck engine sales continued at historic high levels and demand for large reciprocating engines is picking up. The diversity of our business continues to provide positive contributions to results and the organization has demonstrated its ability to effectively manage costs during a period of lower volume."

"We expect company sales and revenues to decline about 5 percent in 1999 from the record level set in 1998. In 2000, better worldwide growth, higher commodity prices and less dealer inventory reduction should generate higher sales for both machines and engines."

HIGHLIGHTS - THIRD-QUARTER 1999 COMPARED WITH THIRD-QUARTER 1998

  · Sales and revenues of $4.72 billion were $458 million or 9 percent lower than the third-quarter 1998.

  · Revenues from Financial Products increased 10 percent.

  · Sales inside the United States were 47 percent of worldwide sales compared with 51 percent a year ago.

  · Machinery and Engines SG&A and R&D expenses were reduced 8 percent and 7 percent, respectively, from third-quarter 1998.

  · Profit of $219 million and profit per share of 61 cents were down 35 percent and 34 percent, respectively, from third-quarter 1998. Profit per share continues to benefit from the company's share repurchase programs.

  · 1.2 million shares were repurchased during the quarter under the program announced in October 1998 to reduce the number of shares outstanding to 320 million within the next three to five years. On September 30, 1999 there were 354.6 million shares outstanding (359.2 million assuming dilution).

OUTLOOK

We expect full-year 1999 sales and revenues to be lower than previously anticipated, about 5 percent below 1998, and profit per share to be about $3.00. Based on our preliminary outlook, increases in both sales and profits are expected in 2000. (Complete outlook begins on page 14.)

Part I. FINANCIAL INFORMATION

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	1999	1998	1999	1998	1999	1998

Sales and revenues:
Sales of Machinery and Engines	$4,422	$4,906	$4,422	$4,906	$-	$-
Revenues of Financial Products	293	267	-	-	326	296

Total sales and revenue	4,715	5,173	4,422	4,906	326	296

Operating costs:
Cost of goods sold	3,470	3,748	3,470	3,748	-	-
Selling, general, and administrative expenses	616	631	500	545	124	94
Research and development expenses	151	163	151	163	-	-
Interest expense of Financial Products	142	135	-	-	149	136

Total operating costs	4,379	4,677	4,121	4,456	273	230

Operating profit	336	496	301	450	53	66

Interest expense excluding Financial Products	71	68	71	68	-	-
Other income	62	43	33	10	11	13

Consolidated profit before tax	327	471	263	392	64	79

Provision for income tax	104	138	81	108	23	30

Profit of consolidated companies	223	333	182	284	41	49

Equity in profit (loss) of unconsolidated Affiliated companies (Note 4)	(4)	3	(4)	3	-	-
Equity in profit of Financial Products' Subsidiaries	-	-	41	49	-	-

Profit	$219	$336	$219	$336	$41	$49

Profit per share of common stock (Note 6)	$0.62	$0.93

Profit per share of common stock - assuming dilution (Note 6)	$0.61	$0.92

Cash dividends paid per share of common stock	$0.33	$0.30

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

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated Nine Months Ended September 30,		Machinery & Engines (1) Nine Months Ended September 30,		Financial Products Nine Months Ended September 30,

	1999	1998	1999	1998	1999	1998

Sales and revenues:
Sales of Machinery and Engines	$13,841	$14,836	$13,841	$14,836	$-	$-
Revenues of Financial Products	842	735	-	-	944	812

Total sales and revenue	14,683	15,571	13,841	14,836	944	812

Operating costs:
Cost of goods sold	10,791	11,060	10,791	11,060	-	-
Selling, general, and administrative expenses	1,901	1,852	1,567	1,605	356	267
Research and development expenses	458	483	458	483	-	-
Interest expense of Financial Products	407	357	-	-	425	365

Total operating costs	13,557	13,572	12,816	13,148	781	632

Operating profit	1,126	1,819	1,025	1,688	163	180

Interest expense excluding Financial Products	203	198	203	198	-	-
Other income	127	145	31	52	34	44

Consolidated profit before tax	1,050	1,766	853	1,542	197	224

Provision for income tax	336	565	264	482	72	83

Profit of consolidated companies	714	1,201	589	1,060	125	141

Equity in profit (loss) of unconsolidated Affiliated companies (Note 4)	(7)	11	(7)	11	-	-
Equity in profit of Financial Products' Subsidiaries	-	-	125	141	-	-

Profit	$707	$1,212	$707	$1,212	$125	$141

Profit per share of common stock (Note 6)	$1.99	$3.32

Profit per share of common stock - assuming dilution (Note 6)	$1.97	$3.28

Cash dividends paid per share of common stock	$0.93	$0.80

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

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Changes in Stockholders' Equity
For the Nine Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated

	September 30, 1999		September 30, 1998

Common Stock:
Balance at beginning of period	$(993)		$(442)
Common shares issued, including treasury shares reissued: September 30, 1999 - 1,477,728; September 30, 1998 - 661,149	20		14
Treasury shares purchased: September 30, 1999 - 4,108,400; September 30, 1998 - 9,983,300	(218)		(491)

Balance at end of period	(1,191)		(919)

Profit employed in the business:
Balance at beginning of period	6,123		5,026
Profit	707	$707	1,212	$1,212
Dividends declared	(222)		(201)

Balance at end of period	6,608		6,037

Accumulated other comprehensive income:
Foreign currency translation adjustment: (1)
Balance at beginning of period	65		95
Aggregate adjustment for period	20	20	(43)	(43)

Balance at end of period	85		52

Minimum Pension Liability Adjustment: (1)
Balance at beginning of period	(64)		-
Aggregate adjustment for period	(40)	(40)	-	-

Balance at end of period	(104)		-

Comprehensive income		$687		$1,169

Stockholders' equity at end of period	$5,398		$5,170

(1) No reclassification adjustments to report.
See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Financial Position *
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
Assets	Sept. 30, 1999	Dec. 31, 1998	Sept. 30, 1999	Dec. 31, 1998	Sept. 30, 1999	Dec. 31, 1998
Current assets:
Cash and short-term investments	$283	$360	$221	$303	$62	$57
Receivables - trade and other	3,399	3,660	2,360	2,604	1,673	1,875
Receivables - finance	4,289	3,516	-	-	4,289	3,516
Deferred income taxes	563	474	549	465	14	9
Prepaid expenses	724	607	719	616	4	9
Inventories (Note 5)	2,719	2,842	2,719	2,842	-	-

Total current assets	11,977	11,459	6,568	6,830	6,042	5,466

Property, plant and equipment - net	4,936	4,866	4,121	4,125	815	741
Long-term receivables - trade and other	97	85	95	85	2	-
Long-term receivables - finance	5,446	5,058	-	-	5,446	5,058
Investments in unconsolidated affiliated companies (Note 4)	518	773	492	773	26	-
Investments in Financial Products' subsidiaries	-	-	1,460	1,269	-	-
Deferred income taxes	925	955	933	980	9	8
Intangible assets	1,563	1,241	1,561	1,241	2	-
Other assets	997	691	639	316	358	375

Total assets	$26,459	$25,128	$15,869	$15,619	$12,700	$11,648

Liabilities
Current liabilities:
Short-term borrowings	$211	$809	$60	$49	$151	$760
Accounts payable	2,102	2,250	2,181	2,401	378	521
Accrued expenses	1,094	928	760	659	329	290
Accrued wages, salaries, and employee benefits	1,089	1,217	1,080	1,208	9	9
Dividends payable	-	107	-	107	-	-
Deferred and current income taxes payable	67	15	16	(19)	51	34
Deferred liability	-	-	-	-	181	143
Long-term debt due within one year	3,037	2,239	152	60	2,885	2,179

Total current liabilities	7,600	7,565	4,249	4,465	3,984	3,936

Long-term debt due after one year	10,347	9,404	3,125	2,993	7,222	6,411
Liability for postemployment benefits	2,620	2,590	2,620	2,590	-	-
Deferred income taxes and other liabilities	494	438	477	440	34	32

Total Liabilities	21,061	19,997	10,471	10,488	11,240	10,379

Stockholders' Equity
Common Stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (9/30/99 - 407,447,312; 12/31/98 - 407,447,312) at paid in amount	1,044	1,063	1,044	1,063	757	683
Profit employed in the business	6,608	6,123	6,608	6,123	740	615
Accumulated other comprehensive income	(19)	1	(19)	1	(37)	(29)
Treasury stock (9/30/99 - 52,879,629; 12/31/98 - 50,248,957) at cost	(2,235)	(2,056)	(2,235)	(2,056)	-	-

Total Stockholders' Equity	5,398	5,131	5,398	5,131	1,460	1,269

Total Liabilities and Stockholders' Equity	$26,459	$25,128	$15,869	$15,619	$12,700	$11,648

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

See accompanying notes to Consolidated Financial Statements
* Unaudited except for Consolidated December 31, 1998 amounts.

Caterpillar Inc.
Statement of Cash Flow for the Nine Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated September 30,		Machinery & Engines (1) September 30,		Financial Products September 30,

	1999	1998	1999	1998	1999	1998

Cash Flow from Operating Activities:
Profit	$707	$1,212	$707	$1,212	$125	$141
Adjustments for non-cash items:
Depreciation and amortization	702	652	559	532	143	120
Profit of Financial Products	-	-	(125)	(141)	-	-
Other	(6)	44	(64)	70	57	(24)
Changes in assets and liabilities:
Receivables - trade and other	275	(53)	278	958	200	(1,086)
Inventories	187	(378)	187	(378)	-	-
Accounts payable and accrued expenses	39	(32)	(103)	(145)	(42)	183
Other - net	(158)	(101)	(156)	3	16	(52)

Net cash provided by (used for) operating activities	1,746	1,344	1,283	2,111	499	(718)

Cash Flow from Investing Activities:
Capital expenditures - excluding equipment leased to others	(438)	(520)	(435)	(516)	(3)	(4)
Expenditures for equipment leased to others	(306)	(239)	(11)	(7)	(295)	(232)
Proceeds from disposals of property, plant and equipment	156	89	23	13	133	76
Additions to finance receivables	(6,438)	(6,348)	-	-	(6,438)	(6,348)
Collection of finance receivables	4,235	2,848	-	-	4,235	2,848
Proceeds from the sale of finance receivables	921	1,332	-	-	921	1,332
Net intercompany borrowings	-	-	-	195	21	-
Investments and acquisitions (net of cash acquired)	(282)	(1,326)	(258)	(1,326)	(24)	-
Other - net	(159)	(35)	(251)	(269)	18	4

Net cash used for investing activities	(2,311)	(4,199)	(932)	(1,910)	(1,432)	(2,324)

Cash Flow from Financing Activities:
Dividends paid	(330)	(293)	(330)	(293)	(36)	(49)
Common stock issued, including treasury shares reissued	10	5	10	5	74	230
Treasury shares purchased	(218)	(491)	(218)	(491)	-	-
Net intercompany borrowings	-	-	(21)	-	-	(195)
Proceeds from long-term debt issued	3,782	4,181	306	580	3,476	3,601
Payments on long-term debt	(1,651)	(835)	(107)	(46)	(1,544)	(789)
Short-term borrowings - net	(1,097)	247	(62)	(25)	(1,035)	272

Net cash provided by (used for) financing activities	496	2,814	(422)	(270)	935	3,070

Effect of exchange rate on cash	(8)	(16)	(11)	(10)	3	(6)

(Decrease) Increase in cash and short-term investments	(77)	(57)	(82)	(79)	5	22

Cash and short-term investments at the beginning of the period	360	292	303	241	57	51

Cash and short-term investments at the end of the period	$283	$235	$221	$162	$62	$73

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

See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and nine-month periods ended September 30, 1999 and 1998, (b) the changes in stockholders' equity for the nine-month periods ended September 30, 1999 and 1998, (c) the consolidated financial position at September 30, 1999 and December 31, 1998, and (d) the consolidated statement of cash flow for the nine-month periods ended September 30, 1999 and 1998, have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.
  The results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results for the entire year 1999.
  The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1998.
  Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies was as follows:

	Three Months Ended		Nine Months Ended
Results of Operations (unaudited)	June 30, 1999	June 30, 1998	June 30, 1999	June 30, 1998
Sales	$599	$704	$2,249	$2,264
Cost of sales	462	542	1,782	1,748

Gross profit	$137	$162	$467	$516
Profit (Loss)	$(7)	$5	$(10)	$21

Financial Position (unaudited)	June 30, 1999	Sept. 30, 1998
Assets:
Current assets	$1,523	$1,569
Property, plant and equipment - net	855	788
Other	311	351

	2,689	2,708

Liabilities:
Current liabilities	1,304	1,259
Long-term debt due after one year	416	274
Other liabilities	163	94

	1,883	1,627

Ownership	$806	$1,081

5.		Inventories (principally "last-in, first-out" method) comprised the following:
	Sept. 30, 1999	December 31, 1998
	(unaudited)
Raw materials and work-in-process	$1,061	$1,041
Finished goods	1,452	1,605
Supplies	206	196

	$2,719	$2,842

6.				Following is a computation of profit per share:

		Three Months Ended		Nine Months Ended
		Sept. 30, 1999	Sept. 30, 1998	Sept. 30, 1999	Sept. 30, 1998
		(unaudited)		(unaudited)

I.	Profit - Consolidated (A)	$219	$336	$707	$1,212

II.	Determination of shares (millions):
	Weighted average common shares outstanding (B)	355.0	361.9	355.8	364.8
	Assumed conversion of stock options	4.9	4.9	4.1	5.2

	Weighted average common shares outstanding - assuming dilution (C)	$359.9	$366.8	$359.9	$370.0

III.	Profit per share of common stock (A/B)	$0.62	$0.93	$1.99	$3.32
	Profit per share of common stock - assuming dilution (A/C)	$0.61	$0.92	$1.97	$3.28

7.	The reserve for plant closing and consolidation costs includes the following:

	September 30, 1999	December 31, 1998
	(unaudited)
Write down of property, plant, and equipment	$70	$78
Employee severance benefits	18	37
Rearrangement, start-up costs, and other	5	5

	$93	$120
Total reserve

The write-down of property, plant, and equipment establishes a new cost basis for assets that have been permanently impaired.

Employee severance benefits (e.g., pension, medical, and supplemental unemployment benefits) are provided to employees affected by plant closings and consolidations. The reserve for such benefits is reduced as the benefits are provided.

At September 30, 1999 and December 31, 1998, the above reserve includes $24 and $49, respectively, of costs associated with the closure of the Component Products Division's Precision Barstock Products (PBP) operation located in York, Pennsylvania. The probable closing of the PBP manufacturing operation was announced in December 1991. In March 1996, it was announced that the facility would be closed. All operations at the York facility have been discontinued.

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

	Business Segments
Three months ended Sept. 30,

1999	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$385	$59	$776	$360	$307	$1,431	$1,195	$238	$4,751
Intersegment sales and revenues	1	1,529	140	1	28	1,173	39	409	3,320

Total sales and revenues	$386	$1,588	$916	$361	$335	$2,604	$1,234	$647	$8,071

Accountable Profit	$20	$91	$30	$56	$14	$93	$(15)	$37	$326

Accountable assets at September 30, 1999	$340	$2,321	$877	$12,446	$591	$3,880	$1,108	$2,073	$23,636

1998	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$255	$50	$872	$345	$381	$1,362	$1,675	$261	$5,201
Intersegment sales and revenues	-	1,992	206	2	41	978	56	452	3,727

Total sales and revenues	$255	$2,042	$1,078	$347	$422	$2,340	$1,731	$713	8,928

Accountable Profit	$(4)	$207	$54	$56	$24	$81	$3	$54	475

Accountable assets at December 31, 1998	$299	$2,293	$924	$11,048	$750	$3,491	$1,424	$1,985	$22,214

	Business Segments
Nine months ended Sept. 30,
1999	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$1,002	$150	$2,292	$1,043	$873	$3,857	$4,855	$722	$14,794
Intersegment sales and revenues	3	5,628	560	6	80	3,216	143	1,305	10,941

Total sales and revenues	$1,005	$5,778	$2,852	$1,049	$953	$7,073	$4,998	$2,027	$25,735

Accountable Profit	$41	$515	$116	$169	$25	$142	$43	$155	$1,206

1998	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$798	$144	$2,514	$953	$1,265	$3,575	$5,598	$737	$15,584
Intersegment sales and revenues	1	6,703	708	2	115	3,090	151	1,419	12,189

Total sales and revenues	$799	$6,847	$3,222	$955	$1,380	$6,665	$5,749	$2,156	$27,773

Accountable Profit	$(20)	$906	$181	$147	$67	$227	$135	$169	$1,812

	Three months ended		Nine months ended
Reconciliation of Profit Before Tax:	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	1999	1998	1999	1998
	(unaudited)		(unaudited)

Total accountable profit from business segments	$326	$475	$1,206	$1,812
Methodology differences	30	41	(19)	90
Corporate costs	(45)	(53)	(177)	(204)
Other	16	8	40	68

Total consolidated profit before tax	$327	$471	$1,050	$1,766

Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

A. Consolidated Results of Operations
THIRD-QUARTER 1999 COMPARED WITH THIRD-QUARTER 1998

      Sales and revenues for third-quarter 1999 were $4.72 billion, $458 million lower than third-quarter 1998. The decrease was primarily due to an 8 percent decrease in physical sales volume, partially offset by a 10 percent increase in Financial Products revenues. Profit of $219 million was $117 million less than third-quarter 1998. The decrease was due primarily to lower sales volume, lower price realization (primarily geographic mix) and an unfavorable change in product sales mix. Lower selling, general and administrative (SG&A) and research and development (R&D) costs, as well as higher other income (primarily foreign exchange) partially offset these unfavorable items. Profit per share of 61 cents was down 31 cents from third-quarter 1998.

MACHINERY AND ENGINES

      Sales Table

(Millions of dollars)	Total	North America	EAME **	Latin America	Asia/ Pacific
Three Months Ended Sept. 30, 1999
Machinery	$2,661	$1,373	$737	$205	$346
Engines *	1,761	925	493	173	170

	$4,422	$2,298	$1,230	$378	$516

Three Months Ended Sept. 30, 1998
Machinery	$3,229	$1,963	$733	$299	$234
Engines *	1,677	795	589	150	143

	$4,906	$2,758	$1,322	$449	$377

* Does not include internal engine transfers of $281 and $319 in 1999 and 1998, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

      ** Europe, Africa & Middle East and Commonwealth of Independent States

      Refer to table on page 19 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

      Machinery sales were $2.66 billion, a decrease of $568 million or 18 percent from third-quarter 1998. The lower sales resulted primarily from a 14 percent decrease in physical sales volume due to lower sales to end users and a larger reduction in dealer new machine inventory than occurred in the third quarter last year. Price realization also declined primarily due to unfavorable geographic mix.

      Sales rose in the Asia/Pacific region, remained near year-earlier levels in EAME and declined elsewhere. In North America, sales fell due to lower retail industry demand and the reduction of dealer new machine inventories. In EAME, higher retail demand led to higher sales in Europe while the opposite occurred in Africa & Middle East and Commonwealth of Independent States (CIS). In the Asia/Pacific region, sales were higher due to a reversal of last year's reduction in dealer new machine inventories and improved retail demand. In Latin America, sales were lower due to the decline in retail industry demand.

        Engine sales were $1.76 billion, an increase of $84 million from third-quarter 1998, reflecting a 4 percent increase in physical sales volume and slightly better price realization (primarily geographic mix).

        Sales were up in North America, Asia/Pacific and Latin America reflecting higher sales in on-highway truck and power generation applications. Sales of large engines into the petroleum sector were lower due to the impact of last year's drop in oil prices. In North America, sales were up in both the United States and Canada due to the very strong on-highway truck market and an increased share of industry sales, as well as higher demand for power generation applications. Sales were lower in EAME reflecting the impact of weak growth in Africa & Middle East, low oil prices, and continued weakness in the agricultural equipment sector. Sales were up in Asia/Pacific as higher sales of reciprocating engines more than offset a decline in turbine engines. In Latin America, sales began to improve from last year's levels as economic growth picked up.

Operating Profit Table
	Three Months Ended
(Millions of dollars)	Sept. 30, 1999	Sept. 30, 1998

Machinery	$160	$344
Engines	141	106

	$301	$450

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

        Machinery operating profit decreased $184 million, or 53 percent from third-quarter 1998. Margin (sales less cost of goods sold) declined primarily due to the lower sales volume and price realization, as well as the impact of lower production volumes on manufacturing efficiencies. SG&A and R&D expenses were lower reflecting the impact of ongoing cost reduction actions.

Engine operating profit increased $35 million, or 33 percent from third quarter 1998 due to the higher sales volume and slightly better price realization. SG&A and R&D expenses were about the same.
Interest expense was $3 million higher than a year ago.
Other income/expense reflects a net increase in income of $23 million due mostly to a favorable change in foreign exchange gains and losses.

          FINANCIAL PRODUCTS

          Revenues for the third quarter were $326 million, up $30 million or 10 percent compared with third-quarter 1998. The increase resulted primarily from continued growth in Cat Financial's portfolio.

          Before tax profit decreased $15 million or 19 percent from third-quarter 1998. Less favorable reserve adjustments at Caterpillar Insurance Co. Ltd. (Cat Insurance) were the principal cause of the lower profit.

            INCOME TAXES

            Third-quarter 1999 tax expense reflects an effective annual tax rate of 32 percent. Third-quarter 1998 tax expense reflected a 32 percent rate and a favorable adjustment of $13 million to recognize the impact of a tax rate change from 33 percent to 32 percent for the first six months of 1998.

              UNCONSOLIDATED AFFILIATED COMPANIES

              The company's share of unconsolidated affiliated companies' results declined $7 million from a year ago, primarily due to weaker results at Shin Caterpillar Mitsubishi Ltd. and the conversion of F.G. Wilson from an affiliated company to a consolidated subsidiary.

SUPPLEMENTAL INFORMATION

                  Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations

                  Sales and deliveries in North America were below third-quarter 1998 levels. Sales were lower in both the United States and Canada reflecting lower industry demand. Sales were lower in all sectors except metals mining. Slower growth in dealer rental operations also contributed to lower deliveries.

                  Sales and deliveries in the EAME region declined slightly as lower sales in Africa & Middle East and CIS more than offset higher sales in Europe. Germany, France, Italy, Spain and the United Kingdom all posted higher sales while South Africa, Turkey and Russia posted lower sales. For EAME as a whole, sales were lower in most applications, with the exception of highway construction and forestry where sales were higher. The decrease in sales was partially offset by higher deliveries to dealer rental operations.

                  Sales and deliveries in Latin America fell due to recession and weak growth throughout much of the region over the past year. Sales in the third quarter were lower in all key countries, except Peru, where sales improved. Sales were lower in most major applications. Sales and deliveries in Asia/Pacific exceeded year-earlier levels as higher sales in developing countries and Japan more than offset lower sales in Australia. Sales were higher in India, Indonesia, China, Korea, Malaysia and Thailand. For the region as a whole, sales were higher in key applications except metals mining, industrial and petroleum.

                  Dealer Inventories of New Machines

                  Worldwide dealer new machine inventories at the end of the third quarter were lower than a year ago and about normal relative to current selling rates. Inventories were lower in Latin America, EAME and Asia/Pacific, and virtually unchanged in North America. At quarter's end, inventories compared with current selling rates were slightly below normal in Asia/Pacific, moderately below normal in EAME, and moderately above normal in Latin America. Inventories in North America, although still declining, were slightly above normal compared with current selling rates.

                  Engine Sales to End Users and OEMs

                  Sales in North America were up as higher demand for on-highway truck engine and power generation applications more than offset lower demand in the petroleum and marine sectors. Sales of on-highway truck engines continued to be very strong due to record industry demand and our increased share of industry sales. Consequently, reciprocating engine sales were up in both the United States and Canada. Turbine engine demand, however, was lower due principally to the impact of low oil prices late last year and early this year on sales into the petroleum sector.

                  Sales in EAME were down due to lower sales in both Europe and Africa & Middle East. Weak growth in Africa & Middle East and last year's low oil prices contributed to a decline in turbine engine sales to the petroleum sector.

                  Sales in Latin America were lower due to a decline in turbine engine demand reflecting the impact of low oil prices. Sales of reciprocating engines remained near last year's level. Higher sales into the on-highway truck engine sector were more than offset by lower sales into the petroleum and power generation sectors.

                  Sales in Asia/Pacific also declined due to the impact of low oil prices as a decrease in petroleum sector sales more than offset an increase in sales to the power generation and marine markets.

EMPLOYMENT At the end of the third quarter, Caterpillar's worldwide employment was 67,302 compared with 66,223 one year ago. Acquisitions added 2,517 during this period.
SUPPLEMENTAL OUTLOOK INFORMATION

                        Summary

                        Company sales and revenues for 1999 are forecast to be lower than previously anticipated, about 5 percent below 1998 levels as lower machine sales will more than offset higher engine sales. The decline in machine sales reflects significant dealer inventory reduction and weaker retail demand in North America, recession in Latin America, pronounced weakness in Africa & Middle East and the impact of low commodity prices on worldwide sales into the mining, oil, agricultural and forestry sectors. Engine sales are up in North America (particularly for on-highway trucks) and in Asia/Pacific, but the increase will not be sufficient to offset the decline in worldwide machine sales. In total, company sales are expected to exceed last year's level in Asia/Pacific, decline slightly in North America and EAME, and decline significantly in Latin America. Given this sales forecast, profit per share is expected to be about $3.00.

                          North America

                          In North America, engine sales are forecast to register another year of outstanding growth, primarily due to continued very strong demand for on-highway truck engines. Engine sales are also forecast to be higher for power generation applications. Machine sales, however, will be lower due to a significant reduction in dealer new machine inventory and to a decline in retail industry demand. For construction and mining equipment, industry sales are expected to be down about 10 percent reflecting the impact of low worldwide commodity prices as well as lower demand in most construction sectors. Sales into the agricultural sector will be down more sharply due to continued depressed commodity prices. In addition, the six-year Federal highway bill has not boosted United States sales this year as much as anticipated due to delays in getting major capital projects underway, although the benefit is still expected in 2000 and 2001. Machine sales in Canada this year will also be down, reflecting the impact of high interest rates late last year and lower commodity prices. In total, company sales for North America will be down this year, as lower machine sales will more than offset higher engine sales.

                          EAME

                          In Western Europe, economic growth has picked up in the second half, particularly in the United Kingdom and Germany. For the year as a whole, machine sales are forecast to be higher due primarily to an increased share of industry sales although unit industry demand will also be up. Engine sales, however, are still expected to be down reflecting weakness in OEM markets, especially for agricultural equipment. In Africa & Middle East, weak growth and low commodity prices will result in lower sales for both machines and engines. Current oil prices should boost sales next year. Sales also will be lower in Russia. For the region as a whole, company sales are forecast to be down primarily due to weakness in Africa & Middle East.

                            Latin America

                            The region is slowly recovering from recessions experienced by many countries over the last fifteen months. Higher oil prices will help a number of countries and interest rates have come down substantially. Mexico is registering solid growth and the Brazilian economy is recovering faster than expected. Venezuela, Chile and Peru are emerging from recession and Argentina has stopped contracting. Colombia and Ecuador have not improved. Demand has recently begun to pick up for the region as a whole, but company sales will still be considerably lower for the year due to the significant decline year-to-date for both machines and engines.

                              Asia/Pacific

                              Recovery has been stronger than expected for both developing Asia and Japan this year. Gross Domestic Product (GDP) for developing Asia is now forecast to grow 5 percent this year and even Japan is now expected to register some growth. In developing Asia, this strong growth combined with infrastructure spending in China should lead to higher sales of both machines and reciprocating engines. Turbine demand, however, is significantly lower due to project delays. In Japan, business conditions are expected to remain relatively weak despite some growth in the economy, keeping industry demand for machines near 1998 levels. In Australia, continued good economic growth should keep sales near last year's level. For the region as a whole, company sales are forecast to be up due to higher industry demand and the expectation that dealers will end the year with more inventory than a year ago.

                                Preliminary 2000 Outlook

                                In North America, United States GDP growth of 3 percent should lead to another year of very strong engine sales, particularly for on-highway trucks. Industry demand for machines is expected to increase moderately in Canada and decline slightly in the United States, but company machine sales are forecast to increase as shipments come back into line with retail demand.

                                In EAME, sales should increase as the Africa & Middle East region begins to recover and as demand continues to grow in Europe where GDP growth is forecast to approach 3 percent.

                                In Latin America, economic recovery should boost GDP growth to 3 to 4 percent, leading to higher sales throughout most of the region.

                                In Asia/Pacific, higher sales are forecast for developing Asia as recovery continues and GDP growth remains near 5 percent. Sales in Australia are projected to decline slightly from 1999 levels as economic growth moderates, while demand in Japan should improve from very depressed levels.

                                In summary, company sales are forecast to improve in 2000 due to better worldwide growth, higher commodity prices and less dealer inventory reduction. Higher sales are expected in all regions for both machines and engines. Considering this sales forecast, profit is expected to improve from 1999 levels.

                                NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. NINE MONTHS ENDED SEPTEMBER 30, 1998

                                Sales and revenues for the nine months ended September 30, 1999 were $14.68 billion, $888 million lower than the first nine months of 1998. The decrease was primarily due to a 6 percent decrease in physical sales volume, partially offset by a 15 percent increase in Financial Products revenues. Profit of $707 million was $505 million lower. The decrease in profit was mostly due to the lower sales volume and weaker mix of product sold (fewer large machines and engines). Lower price realization, primarily geographic mix, and the impact of lower production volumes on manufacturing efficiencies also contributed to the decrease in profit. Lower selling, general and administrative (SG &A) and research and development (R&D) spending partially offset the decrease in profit. Profit per share of $1.97 was down $1.31.

MACHINERY AND ENGINES

                                Sales Table

(Millions of dollars)	Total	North America	EAME **	Latin America	Asia/ Pacific

Nine Months Ended Sept. 30, 1999
Machinery	$9,168	$5,465	$2,221	$610	$872
Engines *	4,673	2,614	1,223	386	450

	$13,841	$8,079	$3,444	$996	$1,322

Nine Months Ended Sept. 30, 1998
Machinery	$10,337	$6,410	$2,197	$985	$745
Engines *	4,499	2,239	1,472	404	384

	$14,836	$8,649	$3,669	$1,389	$1,129

* Does not include internal engine transfers of $911 and $964 in 1999 and 1998, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

                                ** Europe, Africa & Middle East and Commonwealth of Independent States

                                Refer to table on page 19 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

                                  Machinery sales were $9.17 billion, a decrease of $1.17 billion or 11 percent from the first nine months of 1998. The lower sales resulted primarily from a 9 percent decrease in physical sales volume due to lower sales to end users and a larger reduction in dealer new machine inventory than occurred in the same period last year. Price realization also declined, primarily due to unfavorable geographic mix.

                                  Sales rose in the Asia/Pacific region and EAME and declined elsewhere. In North America, sales fell in both the United States and Canada. The decline in the United States was primarily due to lower sales to end users and slower growth in dealer rental operations, both of which occurred as industry demand fell from year-earlier levels. Additionally, dealers ended the period with lower new machine inventories in contrast to the same period last year when dealers increased inventories slightly. This reversal of last years' dealer inventory increase also contributed to lower sales. In Canada, sales continued to lag 1998 levels due primarily to weak industry demand. In EAME, higher sales in Europe were nearly offset by lower sales in Africa & Middle East and Commonwealth of Independent States (CIS). In Latin America, sales were lower due primarily to a decline in sales to users. In the Asia/Pacific region, sales rose as dealers continued to rebuild new machine inventories rather than decrease them as they did during the same period a year ago.

                                  Engine sales were $4.67 billion, an increase of $174 million from the first nine months of 1998, reflecting a 3 percent increase in physical sales volume and slightly better price realization.

                                  Sales were up in North America and Asia/Pacific and declined elsewhere. Worldwide, sales into the petroleum sector were significantly lower reflecting the impact of last year's low oil prices on large engines. In North America, sales were up in both the United States and Canada due to the strong on-highway truck market and an increased share of industry sales, as well as higher demand for power generation applications. Sales were lower in EAME reflecting weak growth in Africa & Middle East and lower sales by agricultural equipment manufacturers. Sales were up in Asia/Pacific as higher sales into power generation and marine applications more than offset a decline in the petroleum sector. In Latin America, sales remained below 1998 levels as a result of recession or slower growth throughout the region.

Operating Profit Table
	Nine Months Ended
(Millions of dollars)	Sept. 30, 1999	Sept. 30, 1998

Machinery	$736	$1,349
Engines	289	339

	$1,025	$1,688

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

                                  Machinery operating profit decreased $613 million, or 45 percent from the first nine months of 1998. Margin (sales less cost of goods sold) declined primarily due to the lower sales volume, an unfavorable change in product sales mix, the impact of lower production volumes on manufacturing efficiencies and the lower price realization. These unfavorable items were partially offset by lower SG&A and R&D expenses.

                                  Engine operating profit decreased $50 million, or 15 percent from the first nine months of 1998. Margin declined due to the shift in product sales mix from large to medium and small engines, partially offset by the impact of higher sales volumes. SG&A and R&D expenses were slightly lower.

Interest expense was $5 million higher than a year ago due to higher average debt levels, partially offset by lower average interest rates.

                                  Other income/expense reflects a net decrease in income of $21 million, due mostly to lower interest income and higher discounts taken on sales of trade receivables to Cat Financial, partially offset by a favorable change in foreign exchange gains and losses. Discounts taken on the revolving sale of receivables to Cat Financial are reflected in Machinery and Engines as other expense. Revenues offsetting these discounts as well as related borrowing costs are reflected in Financial Products.

                                  FINANCIAL PRODUCTS

                                  Revenues were $944 million, up $132 million or 16 percent compared with the first nine months of 1998. The increase resulted primarily from continued growth in Cat Financial's portfolio.

                                  Before tax profit decreased $27 million or 12 percent from the first nine months of 1998. Less favorable reserve adjustments and lower investment income at Caterpillar Insurance Co. Ltd. (Cat Insurance) more than offset higher profit at Cat Financial from continued portfolio growth .

INCOME TAXES Tax expense reflects an effective annual tax rate of 32 percent in both periods.

                                  UNCONSOLIDATED AFFILIATED COMPANIES

                                  The company's share of unconsolidated affiliated companies' results declined $18 million from a year ago, primarily due to weaker results at Shin Caterpillar Mitsubishi Ltd. and the conversion of F.G. Wilson from an affiliated company to a consolidated subsidiary.

                                  B. Liquidity & Capital Resources

                                  Consolidated operating cash flow was $1.75 billion through the first nine months of 1999, compared with $1.34 billion for the same period a year ago. The increase was largely due to a reduction in inventories and trade receivables, partially offset by lower profit. Total debt as of September 30, 1999 was $13.60 billion, an increase of $1.14 billion from year-end 1998. During the first nine months of 1999, debt related to Machinery and Engines increased $235 million, to $3.34 billion, while debt related to Financial Products increased $908 million to $10.26 billion.

                                  In 1998, the board of directors authorized a share repurchase program to reduce the number of outstanding shares to 320 million within the next three to five years. Under this program, during the first nine months of 1999, 4.1 million shares were repurchased. The number of shares outstanding at September 30, 1999, was 354.6 million.

                                  Machinery and Engines

                                  Operating cash flow was $1.28 billion through the first nine months of 1999, compared with $2.11 billion for the same period a year ago. The decrease was primarily due to lower profit after tax and an unfavorable change in working capital. The unfavorable change in working capital reflects the positive impact of a reduction in inventory which was more than offset by lower benefits from the revolving sale of receivables to Cat Financial. Capital expenditures, excluding equipment leased to others, for the first nine months of 1999 were $435 million compared with $516 million for the same period a year ago. During the quarter, $300 million of ten-year debentures were sold during the quarter. These bonds are due September 15, 2009 and were priced to yield 7.277% semi-annually. The company intends to utilize these funds for general corporate purposes. The debt to debt equity ratio as of September 30, 1999 was 38%, unchanged from December 31, 1998.

                                  Financial Products

                                  Operating cash flow was $499 million for the first nine months of 1999, compared with a negative $718 million for the same period a year ago. The increase was primarily the result of lower net purchases of receivables under the revolving program from Machinery and Engines. Cash used to purchase equipment leased to others was $295 million for the first nine months of 1999. Net cash used for finance receivables was $1.28 billion compared with $2.17 billion for the first nine months of 1998.

                                  Financial Products' debt was $10.26 billion at September 30, 1999, an increase of $908 million from December 31, 1998, and primarily comprised $8.13 billion of medium term notes, $98 million of notes payable to banks and $1.90 billion of commercial paper. At the end of September 30, 1999, finance receivables past due over 30 days were 2.5%, compared with 1.3% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 7.67:1 at September 30, 1999, Compared with 8.0:1 at December 31, 1998.

                                  Financial Products had outstanding credit lines totaling $4.05 billion at September 30, 1999, which included $2.60 billion of shared revolving credit agreements with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills and bank borrowings.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three-months ended		Nine-months ended
(Millions of dollars)	Sept. 30, 1999	Sept. 30, 1998	Sept. 30, 1999	Sept. 30, 1998

North American Geographic Region	$2,298	$2,758	$8,079	$8,649
Engine sales included in the Power Products segment	(925)	(795)	(2,614)	(2,239)
Company owned dealer sales included in the All Other segment	(93)	(108)	(283)	(282)
Certain governmental sales included in the All Other segment	(30)	(40)	(80)	(102)
Other*	(55)	(140)	(247)	(428)

North American Marketing external sales	$1,195	$1,675	$4,855	$5,598

EAME Geographic Region	$1,230	$1,322	$3,444	$3,669
Power Products sales not included in the EAME Marketing segment	(344)	(383)	(869)	(933)
Other	(110)	(67)	(283)	(222)

EAME Marketing external sales	$776	$872	$2,292	$2,514

Latin America Geographic Region	$378	$449	$996	$1,389
Power Products sales not included in the Latin America Marketing segment	(89)	(99)	(185)	(192)
Other	18	31	62	68

Latin America Marketing external sales	$307	$381	$873	$1,265

Asia Pacific Geographic Region	$516	$377	$1,322	$1,129
Power Products sales not included in the Asia/Pacific Marketing segment	(73)	(85)	(189)	(211)
Other *	(58)	(37)	(131)	(120)

Asia Pacific Marketing external sales	$385	$255	$1,002	$798

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

                                  Internal Systems

                                  As of September 30, 1999, all Caterpillar business units have completed an inventory of internal systems having potential Year 2000 issues. By internal systems, we mean both information technology and non-information technology systems. Analysis to address Year 2000 issues has been completed on all critical systems within the control of our units. Of those critical systems, over 99% have been remediated and validated. For over 99% of all critical systems within our control, Year 2000 fixes have been implemented. All of our business units report that mission critical and significant priority systems within their control will be fixed, tested and in production and contingency plans completed by December 1, 1999.

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

                                  Analysis to address Year 2000 issues has been completed on over 99% of critical and significant dependencies (including suppliers, utilities, and transportation services) outside the control of our business units. For over 97% of these critical dependencies, we have implemented Year 2000-ready solutions or confirmed that the business partner or dependency was already Year 2000 compliant. Dependencies reported as outside the control of our units may include those supplied by other units within Caterpillar as well as those supplied by outside companies.

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

                                  Costs

                                  The following cost estimates, which are as of September 30, 1999, would not have a material impact on Caterpillar's results, financial position, or cash flow. As necessary, we will refine these estimates.

                                  We anticipate costs related to the year 2000 issue to total between $120-130 million, the majority of which has already been incurred. Of these costs, capital costs for the replacement of systems, hardware, or equipment are currently estimated to be $20-30 million.

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

                                  The "most reasonably likely worst case scenario" in light of these risks would involve a potential loss in sales resulting from production and shipping delays caused by Year 2000-related disruptions. Under this scenario, manual procedures may be required for order processing, invoicing, supplier management processing, warranty claim processing, and for certain factory machine tool operations. The degree of sales loss impact would depend on the severity of the disruption, the time required to correct it, whether the sales loss was temporary or permanent, and the degree to which our primary competitors were also impacted by the disruption. Based on our internal analysis, we believe even if our "most reasonably likely worst case scenario" were to occur it would not have a material impact on our results, financial position, or cash flow.

                                  To minimize the potential impact of the "most reasonably likely worst case scenario," each Caterpillar business unit is developing contingency plans. Finalized contingency plans may involve manual operation of machine tools, manual collection and reporting of data, adjustment of production material inventory levels, and alternative sources of supply. Over 97% of contingency planning has been completed for critical and significant items.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

                                  Non-U.S. Employee Stock Purchase Plans
                                  We have twenty employee stock purchase plans administered outside the United States for our non-U.S. employees. As of September 30, 1999, those plans had approximately 4,843 participants in the aggregate. During the third quarter of 1999, a total of 27,737 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

                                  Put Options
                                  In conjunction with its stock repurchase program, Caterpillar sells put options to independent third parties on a private basis. These put options entitle the holder to sell shares of Caterpillar common stock to the Company on a certain date at a specified exercise price. On September 30, 1999, 75,000 put options were outstanding. The outstanding put options at September 30, 1999, expire November 3, 1999, are exercisable only at maturity, and have an exercise price of $54.80. During the quarter, Caterpillar received $.2 million in proceeds from the sale of put options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit No.	Description
	27	Financial Data Schedule

(b)

                                  One report on Form 8-K, dated September 14, 1999 was filed during the quarter ending September 30, 1999, pursuant to Item 5 of that form. An additional Form 8-K was filed on October 15, 1999 pursuant to Item 5. No financial statements were filed as part of those reports.

                                  SIGNATURES

                                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

November 1, 1999	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)

November 1, 1999	/s/ R. Rennie Atterbury III	Secretary
(R. Rennie Atterbury III)

                                      EXHIBIT INDEX

Exhibit Number	Description

27	Financial Data Schedule

                                      [LOGO OF CATERPILLAR]