Form 10-K405
period 1999-12-31
CATERPILLAR INC
filed 2000-03-30
CIK 18230

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[CATERPILLAR LOGO]

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission File No. 1-768 CATERPILLAR INC. (Exact name of Registrant as specified in its charter) Delaware (State or other jurisdiction of incorporation)
1-768 (Commission File Number) 100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	37-0602744 (IRS Employer I.D. No.) 61629 (Zip Code)

Registrant’s telephone number, including area code: (309) 675-1000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class
Common Stock ($1.00 par value)

Preferred Stock Purchase Rights

9 3/8% Notes due July 15, 2000
9 3/8% Notes due July 15, 2001
9% Debentures due April 15, 2006
6% Debentures due May 1, 2007
9 3/8% Debentures due August 15, 2011
9 3/4% Sinking Fund Debentures due  June 1, 2019
9 3/8% Debentures due March 15, 2021
8% Debentures due February 15, 2023	Name of each exchange
on which registered
Chicago Stock Exchange
New York Stock Exchange
Pacific Exchange, Inc.
Chicago Stock Exchange
New York Stock Exchange
Pacific Exchange, Inc.
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X| No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   |_|

As of December 31, 1999, there were 353,777,881 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $16,432,866,117.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

•	2000 Annual Meeting Proxy Statement (“Proxy Statement”) - Part III

•	Annual Report to Security Holders filed as an appendix to the 2000 Annual Meeting Proxy Statement (“Appendix”) - Parts I, II, and IV

TABLE OF CONTENTS

			Page
Part I	Item 1.	Business	1

	Item 1a.	Executive Officers of the Registrant
		as of December 31, 1999	3

	Item 2.	Properties	6

Part II	Item 5.	Market for Registrant’s Common Equity
		and Related Stockholder Matters	8

	Item 6.	Selected Financial Data	8

	Item 7.	Management’s Discussion and Analysis of
		Financial Condition and Results of Operations	8

	Item 7a.	Quantitative and Qualitative Disclosures
		About Market Risk	11

	Item 8.	Financial Statements and Supplementary Data	11

Part III	Item 10.	Directors and Executive Officers
		of the Registrant	12

	Item 11.	Executive Compensation	12

	Item 12.	Security Ownership of Certain Beneficial
		Owners and Management	12

Part IV	Item 14.	Exhibits, Financial Statement Schedules,
		and Reports on Form 8-K	12

PART I

Item 1. Business.

Principal Lines of Business

Caterpillar operates in three principal lines of business:

1.	Machinery — design, manufacture, and marketing of construction, mining, agricultural, and forestry machinery — track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, mining shovels, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders, and related parts.

2.	Engines — design, manufacture, and marketing of engines for Caterpillar Machinery, on-highway trucks and locomotives; marine, petroleum, construction, industrial, agricultural, and other applications; electric power generation systems; and related parts. Reciprocating engines meet power needs ranging from 5 to over 21,000 horsepower (4 to over 15 660 kilowatts). Turbines range from 1,340 to 18,000 horsepower (1000 to 13 500 kilowatts).

3.	Financial Products — financing to customers and dealers for the purchase and lease of Caterpillar and noncompetitive related equipment, as well as some financing for Caterpillar sales to dealers. Also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. This line of business consists primarily of Caterpillar Financial Services Corporation and its subsidiaries and Caterpillar Insurance Services Corporation.

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

Nature of Operations

We conduct operations in our Machinery and Engines’ lines of business under highly competitive conditions, including intense price competition. In 1999, price competition, among other factors such as lower sales volume and an unfavorable change in product sales mix, had a significant negative impact on our profitability for the year.

We place great emphasis upon the high quality and performance of our products and our dealers’ service support. Although no one competitor is believed to produce all of the same types of machines and engines, there are numerous companies, large and small, which compete with us in the sale of each of our products.

Our Financial Products’ line of business also conducts business under highly competitive conditions. Financing for users of Caterpillar products is available through a variety of competitive sources, principally commercial banks and finance and leasing companies. We emphasize prompt and responsive service to meet customer requirements and offer various financing plans designed to increase the opportunity for sales of our products and generate financing income for our company. Financial Products’ activity is primarily conducted in the United States, with additional offices in Asia, Australia, Canada, Europe, and Latin America.

Information about our operations in 1999 and outlook for 2000, including risks associated with foreign operations, are incorporated by reference from “Management’s Discussion and Analysis” on pages A-21 through A-29 of the Appendix.

Acquisitions

During the second quarter of 1999 we acquired the remaining 51% interest in F.G. Wilson. F.G. Wilson is a leading packager of diesel-powered generator sets. During the first quarter of 1998, we acquired the net assets of Perkins Ltd. and the stock of several related subsidiaries for $1.328 billion. Perkins is a leading manufacturer of small- to medium-sized engines. Both acquisitions were accounted for using the purchase method of accounting.

Dealers

Machines are distributed principally through a worldwide organization of dealers, 63 located in the United States and 144 located outside the United States. Worldwide, these dealers have more than 1,800 places of business and serve 172 countries. Reciprocating engines are sold principally through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Some of the reciprocating engines manufactured by Perkins are also sold through their worldwide distributor network. Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are our dealers’ principal business. Turbines and large marine reciprocating engines are sold through sales forces employed by Solar and MaK, respectively. Occasionally, these employees are assisted by independent sales representatives.

Patents and Trademarks

Our products are sold primarily under the marks “Caterpillar, ” “Cat,” design versions of “Cat” and “Caterpillar,” “Solar,” “Barber-Greene,” “MaK,” “Perkins,” “F.G. Wilson,” and “Olympian.” We own a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development

We have always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components. In 1999, 1998, and 1997, we spent $814 million, $838 million, and $700 million, respectively, on our research and engineering programs. Of these amounts, $626 million in 1999, $643 million in 1998, and $528 million in 1997 were attributable to new prime products, major component development and major improvements to existing products. The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products.

Employment

At December 31, 1999, we employed 66,896 persons of whom 28,517 were located outside the United States.

Sales

Sales outside the United States were 50% of consolidated sales for 1999, 49% for 1998, and 51% for 1997.

Environmental Matters

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

The amount set aside for environmental clean-up is not material and is included in “Accrued expenses” in Statement 3 of the Appendix. If a range of liability estimates is available on a particular site, we accrue the lower end of that range.

We cannot estimate costs on sites in the very early stages of clean-up. Currently, we have five of these sites and there is no more than a remote chance that a material amount for clean-up will be required.

Item 1a. Executive Officers of the Registrant as of December 31, 1999 (except as noted*)

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
Glen A. Barton (60)	Chairman and Chief Executive Officer (1999)	• Group President (1990-1998) • Vice Chairman (1998-1999)
Gerald S. Flaherty (61)	Group President (1990)
James W. Owens (53)	Group President (1995)	• Vice President (1990-1995) • Chief Financial Officer (1993-1995)
Page 3

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
Gerald L. Shaheen (55)	Group President (1998)	• Managing Director, Caterpillar Overseas S.A. (1993-1995) • Vice President (1995-1998)
Richard L. Thompson (60)	Group President (1995)	• Vice President (1989-1995)
R. Rennie Atterbury III (62)	Vice President, General Counsel and Secretary (1991)
James W. Baldwin (62)*	Vice President (1991)
Sidney C. Banwart (54)	Vice President (1998)	• Product Manager, Motor Graders, Decatur Plant (1993-1995) • General Manager, Lafayette Plant (1995- 1998)
Vito H. Baumgartner (59)	Vice President (1990)	• Chairman, Caterpillar Overseas S.A. (1990-present)
Michael J. Baunton (48)	Vice President (1998)	• President, Walker Manufacturing (1993- 1995)
•  Group Chief Executive, Perkins Group
    Ltd. (1995-1996)
•  Divisional Managing Director, Varity
    Perkins (1996-1998)
•  President, Perkins Engine Company Limited
(1998-present)
James S. Beard (58)	Vice President (1990)	• President, Caterpillar Financial Services Corporation (1987-present)
Richard A. Benson (56)	Vice President (1989)	• President, Caterpillar Industrial Inc. (1989-present)
James E. Despain (62)	Vice President (1990)
Michael A. Flexsenhar (60)	Vice President (1995)	• General Manager, Large Engines, Lafayette Plant (1991-1995)
Donald M. Ings (51)	Vice President (1993)	• President, Solar Turbines Incorporated (1993-1998)
Stuart L. Levenick (46)	Vice President (1/2000)	• Regional Manager, Caterpillar Asia Pte.
    Ltd. (1995-1998)
•  General Manager, Commonwealth of
    Independent States, Caterpillar
    Overseas S.A. (1998-1999)
•  Chairman, Shin Caterpillar Mitsubishi
Ltd.(1/2000-present)
Duane H. Livingston (58)	Vice President (1995)	• Director of Corporate Auditing, Corporate Services Division (1991-1995)
Robert R. Macier (51)	Vice President (1998)	• Business Unit Manager, Joliet Plant (1994-1998)
David A. McKie (55)	Vice President (1998)	• General Manager, Small Engines, Mossville Plant (1991-1995) • Managing Director, Caterpillar Belgium S.A. (1995-1998)
Page 4

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
F. Lynn McPheeters (57)	Vice President and Chief Financial Officer (1998)	• Executive Vice President, Caterpillar Financial Services Corporation (1990-1996) • Treasurer (1996-1998)
Daniel M. Murphy (52)	Vice President (1996)	• Product Manager, Excavators, Aurora Plant (1990-1996) • General Manager, Mossville Plant (1996)
Douglas R. Oberhelman (46)	Vice President (1995)	• Managing Director and Vice General Manager, Strategic Planning, Shin Caterpillar Mitsubishi Ltd. (1991-1995) • Chief Financial Officer (1995-1998)
Gerald Palmer (54)	Vice President (1992)
Robert C. Petterson (61)	Vice President (1991)	• Managing Director, Caterpillar Brasil S.A. (1992-1995)
John E. Pfeffer (57)	Vice President (1995)	• Business Unit Manager, York Plant (1993-1995) • Chairman, Shin Caterpillar Mitsubishi Ltd. (1995-1999)
Siegfried R. Ramseyer (62)	Vice President (1992)
Alan J. Rassi (59)	Vice President (1992)
Gary A. Stroup (50)	Vice President (1992)	• General Manager, Hauling Units and Motor Graders Business Unit (1992-1995) • President, Solar Turbines Incorporated (1998-present)
Sherril K. West (52)	Vice President (1995)	• Marketing Support Services Manager, Corporate Services Division (1991-1995)
Donald G. Western (51)	Vice President (1995)	• Managing Director, Caterpillar Belgium S.A. (1990-1995)
Steven H. Wunning (48)	Vice President (1998)	• President, Caterpillar Logistics, Logistics & Product Services Division (1994-1998)
Robert R. Gallagher (59)	Controller (1990)
Kenneth J. Zika (52)	Treasurer (1998)	• Business Resource Manager, Track-Type Tractors Division, East Peoria Plant (1994-1997) • Cost Management & Business Services Manager, Corporate Services Division (1997-1998)

*	Officer changes occurring during 1999 not noted above: Donald V. Fites, Chairman & CEO, retired 2/1999; Roger E. Fischbach, Vice President, retired 4/1999; and Ronald P. Bonati, Vice President, passed away 11/1999. Officer changes occurring in 2000 not noted above: James W. Baldwin, Vice President, will retire 4/2000 and Thomas A. Gales, will become Vice President, effective 4/2000.
Page 5

Item 2. Properties.

General Information

Caterpillar’s operations are highly integrated. Although the majority of our plants are involved primarily in the production of either machines or engines, several plants are involved in the manufacture of both. In addition, several plants are involved in the manufacture of components which are used in the assembly of both machines and engines. Caterpillar’s parts distribution centers are involved in the storage and distribution of parts for machines and engines. Also, the research and development activities carried on at the Technical Center involve both machines and engines.

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

Plant Closings

Information regarding plant closing costs is incorporated by reference from Note 19 of the Notes to Consolidated Financial Statements on page A-16 of the Appendix.

Headquarters

Our corporate headquarters are in Peoria, Illinois. Additional marketing headquarters are located both inside and outside the United States. The Financial Products Division is headquartered in leased offices located in Nashville, Tennessee.

Distribution

Distribution of our products is conducted from parts distribution centers inside and outside the United States. Caterpillar Logistics Services, Inc. distributes other companies’ products utilizing certain of our distribution facilities as well as other non-Caterpillar facilities located both inside and outside the United States. We also own or lease other storage facilities which support distribution activities.

Changes in Fixed Assets

During the five years ended December 31, 1999, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

	Expenditures		Acquisitions(1)		Provisions for Depreciation	Disposals and Other Adjustments	Net Increase (Decrease) During Period
Year	U.S.	Outside U.S.	U.S.	Outside U.S.

1995	$506	$173	$ 0	$ 0	$(679)	$(132)	$(132)

1996	$513	$258	$ 0	$136	$(690)	$ (94)	$ 123

1997	$726	$380	$ 0	$ 2	$(710)	$(107)	$ 291

1998	$880	$389	$ 21	$347	$(790)	$ (39)	$ 808

1999	$830	$450	$ 3	$103	$(857)	$(194)	$ 335

(1)	Prior to 1996, Acquisition amounts, if any, are included with Expenditures.

Page 6

At December 31, 1999, the net book value of properties located outside the United States represented 28.5% of the net book value of all properties reflected in our consolidated financial position. Additional information about our investment in property, plant and equipment is incorporated by reference from Note 1E on page A-7 and Note 9 on page A-12 of the Notes to Consolidated Financial Statements of the Appendix.

Technical Center, Training Centers, Demonstration Areas, and Proving Grounds

We own a Technical Center located in Mossville, Illinois and various other training centers, demonstration areas, and proving grounds located both inside and outside the United States.

Manufacturing, Remanufacturing, and Overhaul

Manufacturing, remanufacturing, and overhaul of our products are conducted at the following locations. These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing products.

Manufacturing

Inside the U.S.
California
  •  Gardena
  •  San Diego

Florida
  •  Jacksonville

Georgia
  •  Griffin
  •  Jefferson
  •  LaGrange
  •  Thomasville

Illinois
  •  Aurora
  •  Champaign(1)
  •  Decatur
  •  DeKalb
  •  Dixon
  •  East Peoria
  •  Joliet
  •  Mapleton
  •  Mossville
  •  Peoria
  •  Pontiac
  •  Sterling

Indiana
  •  Lafayette

Kansas
  •  Wamego

Kentucky
  •  Danville

Michigan
  •  Menominee
  •  Mt. Clemens

Minnesota
  •  Minneapolis
  •  New Ulm

Mississippi
  •  Oxford

Missouri
  •  Boonville
  •  West Plains

Nebraska
  •  Omaha

North Carolina
  •  Clayton
  •  Franklin
  •  Leland
  •  Morganton
  •  Sanford

Ohio
  •  Marion

South Carolina
  •  Greenville
  •  Sumter

Tennessee
  •  Dyersburg
  •  Rockwood

Texas
  •  Houston

Outside the U.S.
Australia
  •  Burnie(1)
  •  Melbourne

Belgium
  •  Gosselies

Brazil
  •  Piracicaba

Canada
  •  Laval
  •  Montreal

England
  •  Leicester
  •  Peterborough
  •  Peterlee
  •  Shrewsbury
  •  Skinningrove
• Slough(2)
  •  Stafford
  •  Stockton
  •  Wolverhampton

France
  •  Arras
  •  Grenoble
  •  Rantigny

Germany
  •  Kiel
  •  Rostock
  •  Zweibrücken

Hungary
  •  Gödöllö(2)

India
  •  Bangalore(1)
  •  Mumbai(1)

Indonesia
  •  Jakarta(2)

Italy
  •  Anagni(1)
  •  Bazzano
  •  Frosinone(1)
  •  Jesi
  •  Milan(1)
Japan
  •  Akashi(1)
  •  Sagamihara(1)

Mexico
  •  Monterrey
  •  Reynosa
  •  Saltillo(1)
  •  Tijuana
  •  Torreon

The Netherlands
  •  s’-Hertogenbosch

Northern Ireland
  •  Larne
  •  Monkstown
  •  Springvale

People’s Republic of China
  •  Erliban(1)
  •  Shunde(1)
  •  Tianjin(2)
  •  Xuzhou(2)

Poland
  •  Janow Lubelski(2)

Russia
  •  St. Petersburg

South Africa
  •  Johannesburg

Sweden
  •  Söderhamn

(1)	Facility of affiliated company (50% or less owned)
(2)	Facility of partially owned subsidiary (more than 50%, less than 100%)

Remanufacturing and Overhaul

Inside the U.S. Mississippi • Corinth • Prentiss County Texas • De Soto • Mabank	Outside the U.S. Australia • Melbourne Belgium • Gosselies Canada • Edmonton	Indonesia • Bandung Ireland • Dublin Malaysia • Kuala Lumpur	Mexico • Nuevo Laredo • Tijuana • Veracruz Nigeria • Port Harcourt

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Information required by Item 5 is incorporated by reference from “Price Ranges” and “Number of Stockholders” on page A-30 and from “Dividends declared per share of common stock” on page A-20 of the Appendix.

Non-U.S. Employee Stock Purchase Plans

We have twenty employee stock purchase plans administered outside the United States for our foreign employees. As of December 31, 1999, those plans had approximately 5,279 participants in the aggregate. During the fourth quarter of 1999, a total of 26,061 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Put Options

In conjunction with its stock repurchase program, Caterpillar sells put options to independent third parties on a private basis. These put options entitle the holders to sell shares of Caterpillar common stock to the Company on certain dates at specified prices. On December 31, 1999, 237,500 put options were outstanding with exercise prices ranging from $42.48 to $52.10 per share. The put options expired between February 4, 2000 and March 10, 2000, and were exercised by the holders on their expiration dates. During the fourth quarter of 1999, Caterpillar received $.4 million in proceeds from the sale of put options.

Item 6. Selected Financial Data.

Information required by Item 6 is incorporated by reference from the “Five-year Financial Summary” on page A-20 of the Appendix.

Item 7. Management’s Discussion and Analysis of Financial Condition
            and Results of Operations.

Information required by Item 7 is incorporated by reference from “Management’s Discussion and Analysis” on pages A-21 through A-29 of the Appendix.

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION

REFORM ACT OF 1995

Certain statements contained in our Management's Discussion and Analysis are forward looking and involve uncertainties that could significantly impact expected results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect all international businesses, as well as matters specific to the Company and the markets it serves.

Current Outlook

Our current outlook calls for recovery to continue throughout Asia and Latin America. Africa and Middle East also should register improved growth in 2000. If, for any reason, these recoveries falter, sales would likely be lower than anticipated in the affected region. Renewed currency speculation, a significant decline in the stock market (in the region or in the U.S.), political disruption or much higher interest rates (in the region or in the U.S.) could result in weaker than anticipated economic growth and sales. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

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

The outlook for our sales also depends on commodity prices, most of which are expected to trend slightly higher through 2000 but remain considerably below 1999 levels. Oil prices have moved up considerably since the start of last year and are expected to decline some from recent highs. Gold prices moved higher last year on announcements of government plans to refrain from selling gold, and we assume gold prices average about $300 per ounce in 2000. Agricultural prices are likely to remain weak while most metals prices should be up slightly. Based on this forecast of only modest improvement in most commodity prices, equipment sales into sectors that are sensitive to commodity prices are likely to remain relatively weak for 2000.

Stronger than anticipated world growth could lead to noticeable improvement in commodity prices which could result in greater than expected sales this year. Conversely, weaker than anticipated world economic growth could lead to a drop in commodity prices and lower than expected sales. Europe plays a key role in this forecast and our current outlook is for improvement leading to annual average GDP growth of about 3%. If Europe falters, then commodity prices could be weaker.

Russia remains very weak. Political and economic instability are very high and a further deterioration could impact worldwide stock or currency markets, which in turn could weaken Company sales.

Monetary and Fiscal Policies

For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. For example, if the Federal Reserve raises rates significantly, the U.S. economy could slow abruptly leading to an unanticipated decline in sales. The United States, in particular, is vulnerable to higher interest rates as it enters the tenth year of expansion - which is the largest in U.S. history. Our outlook assumes the Federal Reserve will raise interest rates 25 to 50 basis points in the first half of the year which will contribute to lower industry demand. If the Federal Reserve raises rates more that 50 basis points then industry demand will likely be even lower resulting in lower company sales.

In general, high interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for slightly slower U.S. growth in 2000 and not recession. If, for whatever reason, the U.S. were to enter a recession then demand for Company products would fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors

Political factors in the U.S. and abroad also have a major impact on global companies. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are also a number of presidential elections scheduled to take place in 2000 which could affect economic policy, particularly in Latin America.

Currency Fluctuations

Currency fluctuations are also a significant unknown for global companies. If the U.S. dollar strengthens against foreign currencies, the Company's ability to realize price increases on sales could be negatively impacted. Most of the Company's key competitors have their principal manufacturing operations based in Japan or European countries. The majority of our manufacturing assets are in the United States. Consequently, an overvalued dollar makes our costs relatively higher compared with these competitors. As a major net exporter from the United States, an overvalued dollar, over time, could have an unfavorable impact on our global competitive position.

Dealer Practices

In addition to these factors, there are uncertainties related to the Company's industry and specific operations. A major factor contributing to the Company's success is its dealer distribution network. Dealer practices, such as changes in inventory levels for both new and rental equipment, are not within the Company's control (primarily because these practices depend upon the dealer's assessment of anticipated sales and the appropriate level of inventory) and may have a significant positive or negative impact on our results. In particular, the outlook assumes that inventory sales ratios will be somewhat lower at the end of 2000 than at the end of 1999. If dealers reduce inventory levels more than anticipated, company sales will be adversely impacted.

Other Factors

The rate of infrastructure spending, housing starts, commercial construction and mining also play a significant role in the Company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects underway. If, unexpectedly, these delays continued in the Year 2000, sales could be negatively impacted.

Another factor which can impact company sales and profit is mix. Our outlook assumes a certain geographic mix of sales (higher priced areas vs. lower priced areas) as well as a product mix of sales (machines vs. engines, small vs. large, high margin vs. low margin). Results may be impacted positively or negatively by changes in the mix.

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

The outlook also depends on our ability to realize price increases. The environment remains very competitive and a repeat of the price discounting that occurred in 1998 and 1999 would result in lower than anticipated price realization.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7a is incorporated by reference from the following Notes to Consolidated Financial Statements — Notes 1G and 2 on pages A-8 through A-9 of the Appendix and Notes 16 and 17 on pages A-15 through A-16 of the Appendix and from “Derivative Financial Instruments” on pages A-27 through A-28 of the Appendix.

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the Report of Independent Accountants on page A-3, and the Financial Statements and Notes to Consolidated Financial Statements on pages A-4 through A-19 of the Appendix.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by Item 10 relating to identification of directors is incorporated by reference from “Directors Up For Election This Year for Terms Expiring in 2003,” “Directors Remaining in Office Until 2001,” and “Directors Remaining in Office Until 2002” on pages 2 through 4 of the Proxy Statement. Identification of executive officers appears in Item 1a of this Form 10-K. There are no family relationships between the officers and directors of the Company. All officers serve at the pleasure of the Board of Directors and are regularly elected at a meeting of the Board of Directors in April of each year. Information required by Item 10 relating to compliance with section 16(a) of the Securities Exchange Act is incorporated by reference from “Section 16(a) Beneficial Ownership Reporting Compliance” on page 31 of the Proxy Statement.

Item 11. Executive Compensation.

Information required by Item 11 is incorporated by reference from “Director Compensation” on pages 5 and 6, “Performance Graph” on page 12, “Compensation Committee Report on Executive Officer and Chief Executive Officer Compensation” on pages 13 through 18, and “Executive Compensation Tables” on pages 19 through 21 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference from “Caterpillar Stock Owned by Officers and Directors (as of December 31, 1999)” on page 11 of the Proxy Statement and from “Persons Owning More than Five Percent of Caterpillar Stock (as of December 31, 1999)” on page 12 of the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements (Incorporated by reference from the Appendix):

•	Report of Independent Accountants (p. A-3)

•	Statement 1 - Consolidated Results of Operations (p. A-4)

•	Statement 2 - Changes in Consolidated Stockholders’ Equity (p. A-4)

•	Statement 3 - Financial Position (p. A-5)

•	Statement 4 - Statement of Cash Flow (p. A-6)

•	Notes to Consolidated Financial Statements (pages A-7 through A-19)

Page 11

2.	Financial Statement Schedule:

•	All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.

(b)	There were two reports, dated October 15 and November 19, filed on Form 8-K pursuant to Item 5 during the last quarter of 1999 and additional reports filed on Form 8-K on January 21 and February 14, 2000. No financial statements were filed as part of those reports.

(c)	Exhibits:

3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the first quarter of 1998).

3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 2 to Form 8-A filed December 11, 1996).

3.3	Bylaws, amended and restated (incorporated by reference from Exhibit 3.3 to the 1998 Form 10-K).

4	Rights Agreement dated as of December 11, 1996, between Caterpillar Inc. and First Chicago Trust Company of New York (incorporated by reference from Exhibit 1 to Form 8-A filed December 11, 1996).

10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of February 9, 2000.**

10.2	Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement (incorporated by reference from Exhibit 4.2 to Form S-3 (Reg. No. 333-43133) filed December 23, 1997).**

10.3	Supplemental Pension Benefit Plan, as amended and restated.**

10.4	Supplemental Employees’ Investment Plan, as amended and restated.**

10.5	Caterpillar Inc. Corporate Incentive Compensation Plan Management and Salaried Employees, as amended and restated through December 31, 1999.**

10.6	Directors’ Deferred Compensation Plan, as amended and restated through April 12, 1999.**

10.7	Directors’ Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).**

10.8	Deferred Employees’ Investment Plan, as amended and restated (incorporated by reference from Exhibit 10.6 to the 1998 Form 10-K).**

11	Statement re: Computation of per Share Earnings (incorporated by reference from Note 15 of the Notes to Consolidated Financial Statements appearing on page A-15 of the Appendix).

12	Statement Setting Forth Computation of Ratios of Profit to Fixed Charges.

13	Annual Report to Security Holders attached as an Appendix to the Company’s 2000 Annual Meeting Proxy Statement.

21	Subsidiaries and Affiliates of the Registrant.

23	Consent of Independent Accountants.

27	Financial Data Schedule.

99.1	Form 11-K for Caterpillar Foreign Service Employees’ Stock Purchase Plan.

**	Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

Page 12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2000	CATERPILLAR INC. (Registrant) By: /s/ R. R. Atterbury R. R. Atterbury III, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 30, 2000	/s/ Glen A. Barton —————————— (Glen A. Barton)	Chairman of the Board, Director and Chief Executive Officer

March 30, 2000	/s/ Gerald S. Flaherty —————————— (Gerald S. Flaherty)	Group President

March 30, 2000	/s/ James W. Owens —————————— (James W. Owens)	Group President

March 30, 2000	/s/ Gerald L. Shaheen —————————— (Gerald L. Shaheen)	Group President

March 30, 2000	/s/ Richard L. Thompson —————————— (Richard L. Thompson)	Group President

March 30, 2000	/s/ F. Lynn McPheeters —————————— (F. Lynn McPheeters)	Vice President and Chief Financial Officer

March 30, 2000	/s/ Robert R. Gallagher —————————— (Robert R. Gallagher)	Controller and Chief Accounting Officer

Page 13

March 30, 2000	/s/ Lilyan H. Affinito —————————— (Lilyan H. Affinito)	Director

March 30, 2000	/s/ W. Frank Blount —————————— (W. Frank Blount)	Director

March 30, 2000	/s/ John R. Brazil —————————— (John R. Brazil)	Director

March 30, 2000	/s/ John T. Dillon —————————— (John T. Dillon)	Director

March 30, 2000	/s/ Donald V. Fites —————————— (Donald V. Fites)	Director

March 30, 2000	/s/ Juan Gallardo —————————— (Juan Gallardo)	Director

March 30, 2000	/s/ David R. Goode —————————— (David R. Goode)	Director

March 30, 2000	/s/ James P. Gorter —————————— (James P. Gorter)	Director

March 30, 2000	/s/ Peter A. Magowan —————————— (Peter A. Magowan)	Director

March 30, 2000	/s/ Gordon R. Parker —————————— (Gordon R. Parker)	Director

March 30, 2000	/s/ George A. Schaefer —————————— (George A. Schaefer)	Director

March 30, 2000	/s/ Joshua I. Smith —————————— (Joshua I. Smith)	Director

March 30, 2000	/s/ Clayton K. Yuetter —————————— (Clayton K. Yeutter)	Director

Page 14

[CATERPILLAR LOGO]