Form 10-Q
period 2000-03-31
CATERPILLAR INC
filed 2000-05-10
CIK 18230

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

At March 31, 2000, 348,589,362 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the first quarter, you should read the entire document.

SUMMARY OF RESULTS

On April 18, 2000, Caterpillar Inc. reported first-quarter sales and revenues of $4.92 billion, $52 million higher than first-quarter 1999. The increase was primarily due to higher physical volume. Financial Products revenues increased $25 million from first-quarter 1999.

           Profit of $258 million or 73 cents per share was $53 million higher than first-quarter 1999. The increase was due primarily to improved manufacturing efficiencies, slightly lower selling, general and administrative (SG&A) costs and the higher physical volume.

           "Customer demand for Cat products and services in the first quarter was in line with our expectations, and our product, market and geographic diversification aided our results," said Caterpillar Chairman and CEO Glen Barton. "Our solid first-quarter financial performance puts us in position to achieve our full-year 2000 outlook, which remains largely unchanged."

           "We're focused on cost management, accelerating the financial benefits from our acquisitions, reaching new breakthroughs in product quality and becoming even more responsive. All of these help customers obtain even greater value from Cat products and services and drive increased shareholder value," Barton said.

HIGHLIGHTS - FIRST-QUARTER 2000 COMPARED WITH FIRST-QUARTER 1999

  Sales and revenues of $4.92 billion were $52 million higher. Revenues from Financial Products increased 9 percent.

  Sales inside the United States were 52 percent of worldwide sales compared with 57 percent a year ago.

  Five-fold increase in Engine segment operating profit.

  Profit of $258 million was $53 million above first-quarter 1999.

  Profit per share of 73 cents was up 28 percent.

  5.34 million shares were repurchased during the quarter under the program announced in October 1998 to reduce the number of shares outstanding to 320 million over a three to five year period. On March 31, 2000 there were 348.6 million shares outstanding.

OUTLOOK
We expect full-year 2000 sales and revenues to be slightly higher than 1999 and profit to increase moderately. (Complete outlook begins on page 12.)

Part I.	FINANCIAL INFORMATION

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated Three Months Ended March 31,		Machinery & Engines (1) Three Months Ended March 31,		Financial Products Three Months Ended March 31,
	2000	1999	2000	1999	2000	1999

Sales and revenues:
Sales of Machinery and Engines	$4,625	$4,598	$4,625	$4,598	$—	$—
Revenues of Financial Products	294	269	—	—	330	303

Total sales and revenue	4,919	4,867	4,625	4,598	330	303

Operating costs:
Cost of goods sold	3,558	3,578	3,558	3,578	—	—
Selling, general, and administrative expenses	637	653	523	551	122	109
Research and development expenses	155	155	155	155	—	—
Interest expense of Financial Products	153	129	—	—	163	134

Total operating costs	4,503	4,515	4,236	4,284	285	243

Operating profit	416	352	389	314	45	60

Interest expense excluding Financial Products	71	67	71	67	—	—
Other income (expense)	41	16	8	(17)	15	11

Consolidated profit before tax	386	301	326	230	60	71

Provision for income tax	123	96	101	70	22	26

Profit of consolidated companies	263	205	225	160	38	45

Equity in profit (loss) of unconsolidated affiliated companies (Note 4)	(5)	—	(6)	—	1	—
Equity in profit of Financial Products' Subsidiaries	—	—	39	45	—	—

Profit	$258	$205	$258	$205	$39	$45

Profit per share of common stock (Note 6)	$0.73	$0.58

Profit per share of common stock - assuming dilution (Note 6)	$0.73	$0.57

Cash dividends paid per share of common stock	$0.325	$0.30

(1)	Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Changes in Stockholders' Equity
For the Three Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated
	March 31, 2000		March 31, 1999

Common Stock:
Balance at beginning of period	$(1,230)		$(993)
Common shares issued, including treasury shares reissued:
March 31, 2000 - 147,181; March 31, 1999 - 339,481	9		6
Treasury shares purchased:
March 31, 2000 - 5,335,700; March 31, 1999 - 1,715,200	(210)		(78)

Balance at end of period	(1,431)		(1,065)

Profit employed in the business:
Balance at beginning of period	6,617		6,123
Profit	258	$258	205	$205
Dividends declared	—		—

Balance at end of period	6,875		6,328

Accumulated other comprehensive income:
Foreign currency translation adjustment: (1)
Balance at beginning of period	125		65
Aggregate adjustment for period	(13)	(13)	48	48

Balance at end of period	112		113

Minimum Pension Liability Adjustment: (1)
Balance at beginning of period	(47)		(64)
Aggregate adjustment for period	(13)	(13)	1	1

Balance at end of period	(60)		(63)

Comprehensive income		$232		$254

Stockholders' equity at end of period	$5,496		$5,313

(1)	No reclassification adjustments to report.
See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Financial Position *
(Dollars in millions)

	Consolidated		Machinery & Engines(1)		Financial Products
Assets	March 31, 2000	Dec. 31, 1999	March 31, 2000	Dec. 31, 1999	March 31, 2000	Dec. 31, 1999
Current assets:
Cash and short-term investments	$436	$548	$361	$440	$75	$108
Receivables - trade and other	2,580	3,233	2,457	2,357	960	1,761
Receivables - finance	5,109	4,206	—	—	5,109	4,206
Deferred income taxes	416	405	402	394	14	11
Prepaid expenses	770	748	783	765	2	3
Inventories (Note 5)	2,659	2,594	2,659	2,594	—	—

Total current assets	11,970	11,734	6,662	6,550	6,160	6,089

Property, plant and equipment - net	5,181	5,201	4,235	4,287	946	914
Long-term receivables - trade and other	79	95	79	95	—	—
Long-term receivables - finance	5,702	5,588	—	—	5,702	5,588
Investments in unconsolidated affiliated companies (Note 4)	553	553	520	523	33	30
Investments in Financial Products' subsidiaries	—	—	1,485	1,464	—	—
Deferred income taxes	940	954	959	974	10	9
Intangible assets	1,519	1,543	1,517	1,541	2	2
Other assets	1,019	967	661	648	358	319

Total assets	$26,963	$26,635	$16,118	$16,082	$13,211	$12,951

Liabilities
Current liabilities:
Short-term borrowings	$740	$770	$66	$51	$982	$1,030
Accounts payable	2,192	2,003	2,371	2,317	115	41
Accrued expenses	1,079	1,048	750	758	371	337
Accrued wages, salaries, and employee benefits	1,062	1,115	1,054	1,104	8	11
Dividends payable	—	115	0	115	—	29
Deferred and current income taxes payable	124	23	70	(12)	54	35
Deferred liability	—	—	—	—	234	190
Long-term debt due within one year	2,965	3,104	167	167	2,798	2,937

Total current liabilities	8,162	8,178	4,478	4,500	4,562	4,610

Long-term debt due after one year	10,218	9,928	3,103	3,099	7,115	6,829
Liability for postemployment benefits	2,543	2,536	2,543	2,536	—	—
Deferred income taxes and other liabilities	544	528	498	482	49	48

Total Liabilities	21,467	21,170	10,622	10,617	11,726	11,487

Stockholders' Equity
Common Stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (Mar. 31, 2000 - 407,447,312; Dec. 31, 1999-407,447,312) at paid in amount	1,049	1,045	1,049	1,045	766	762
Profit employed in the business	6,875	6,617	6,875	6,617	783	744
Accumulated other comprehensive income	52	78	52	78	(64)	(42)
Treasury stock (Mar. 31, 2000 - 58,857,950; Dec. 31, 1999 - 53,669,431) at cost	(2,480)	(2,275)	(2,480)	(2,275)	—	—

Total Stockholders' Equity	5,496	5,465	5,496	5,465	1,485	1,464

Total Liabilities and Stockholders' Equity	$26,963	$26,635	$16,118	$16,082	$13,211	$12,951

(1)	Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements
* Unaudited except for Consolidated December 31, 1999 amounts.

Caterpillar Inc.
Statement of Cash Flow for the Three Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	March 31,		March 31,		March 31,
	2000	1999	2000	1999	2000	1999
Cash Flow from Operating Activities:
Profit	$258	$205	$258	$205	$39	$45
Adjustments for non-cash items:
Depreciation and amortization	257	232	201	186	56	46
Profit of Financial Products	—	—	(39)	(45)	—
Other	65	60	43	48	23	11
Changes in assets and liabilities:
Receivables - trade and other	(776)	(534)	(97)	(210)	(597)	(158)
Inventories	(65)	(50)	(65)	(50)	—	—
Accounts payable and accrued expenses	144	30	76	(61)	14	(42)
Other - net	22	(4)	11	(16)	16	16

Net cash (used for) provided by operating activities	(95)	(61)	388	57	(449)	(82)

Cash Flow from Investing Activities:
Capital expenditures - excluding equipment leased to others	(108)	(111)	(106)	(110)	(2)	(1)
Expenditures for equipment leased to others	(119)	(101)	(4)	(5)	(115)	(96)
Proceeds from disposals of property, plant and equipment	58	50	6	4	52	46
Additions to finance receivables	(1,441)	(1,700)	—	—	(1,441)	(1,700)
Collection of finance receivables	1,204	1,156	—	—	1,204	1,156
Proceeds from the sale of finance receivables	581	414	—	—	581	414
Net intercompany borrowings	—	—	(2)	—	12	(38)
Investments and acquisitions (net of cash acquired)	(4)	(33)	(2)	(33)	(2)	—
Other - net	(68)	10	(32)	(21)	(40)	10

Net cash provided by (used for) investing activities	103	(315)	(140)	(165)	249	(209)

Cash Flow from Financing Activities:
Dividends paid	(115)	(107)	(115)	(107)	(29)	(36)
Common stock issued, including treasury shares reissued	(1)	—	(1)	—	4	21
Treasury shares purchased	(210)	(78)	(210)	(78)	—	—
Net intercompany borrowings	—	—	(12)	38	2	—
Proceeds from long-term debt issued	881	691	8	6	873	685
Payments on long-term debt	(799)	(548)	(2)	(12)	(797)	(536)
Short-term borrowings - net	121	329	15	187	106	142

Net cash (used for) provided by financing activities	(123)	287	(317)	34	159	276

Effect of exchange rate on cash	3	(27)	(10)	(29)	8	2

(Decrease) Increase in cash and short-term investments	(112)	(116)	(79)	(103)	(33)	(13)

Cash and short-term investments at the beginning of the period	548	360	440	303	108	57

Cash and short-term investments at the end of the period	$436	$244	$361	$200	$75	$44

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

See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions except per share data)

1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 2000 and 1999, (b) the changes in stockholders' equity for the three-month periods ended March 31, 2000 and 1999, (c) the consolidated financial position at March 31, 2000 and December 31, 1999, and (d) the consolidated statement of cash flow for the three-month periods ended March 31, 2000 and 1999, have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

2.	The results for the three-month period ended March 31, 2000 are not necessarily indicative of the results for the entire year 2000.

3.	The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1999.

4.	Unconsolidated Affiliated Companies Combined financial information of the unconsolidated affiliated companies was as follows:

		Three Months Ended
	Results of Operations	Dec. 31,	Dec. 31,
	(unaudited)	1999	1998

	Sales	$625	$817
	Cost of sales	485	649

	Gross profit	$140	$168

	Profit (Loss)	$(10)	$2

	Financial Position	Dec. 31,	Sept. 30,
	(unaudited)	1999	1999

	Assets:
	Current assets	$1,872	$1,641
	Property, plant and equipment - net	1,024	978
	Other	466	415

		3,362	3,034
	Liabilities:
	Current liabilities	1,449	1,306
	Long-term debt due after one year	618	512
	Other liabilities	405	318

		2,472	2,136

	Ownership	$890	$898

5.	Inventories (principally "last-in, first-out" method) comprised the following:
		March 31, 2000 (unaudited)	December 31, 1999

	Raw materials and work-in-process	$971	$969
	Finished goods	1,497	1,430
	Supplies	191	195

		$2,659	$2,594

6.	Earnings per share		Three Months Ended
			March 31, 2000	March 31, 1999
			(unaudited)

	I.	Profit - Consolidated (A)	$258	$205

	II.	Determination of shares (millions):
		Weighted average common shares outstanding (B)	351.6	356.3
		Assumed conversion of stock options	2.6	4.2

		Weighted average common shares outstanding - assuming dilution (C)	$354.2	$360.5

	III.	Profit per share of common stock (A/B)	$0.73	$0.58
		Profit per share of common stock - assuming dilution (A/C)	$0.73	$0.57

7.	The reserve for plant closing and consolidation costs includes the following:

		March 31, 2000 (unaudited)	December 31, 1999

	Write down of property, plant, and equipment	$70	$70
	Employee severance benefits	15	16
	Rearrangement, start-up costs, and other	2	3

	Total reserve	$87	$89

	The write-down of property, plant, and equipment establishes a new cost basis for assets that have been permanently impaired. Employee severance benefits (e.g., pension, medical, and supplemental unemployment benefits) are provided to employees affected by plant closings and consolidations. The reserve for such benefits is reduced as the benefits are provided.

8.

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

We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 9.

	Business Segments
Three months ended March 31,
2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$341	$53	$792	$357	$275	$1,345	$1,575	$228	$4,966
Intersegment sales and revenues	2	2,014	194	—	40	1,227	37	467	3,981

Total sales and revenues	$343	$2,067	$986	$357	$315	$2,572	$1,612	$695	$8,947

Accountable Profit	$19	$199	$53	$56	$5	$98	$43	$65	$538

Accountable assets at March 31, 2000	$344	$2,281	$868	$12,896	$642	$3,752	$1,771	$2,061	$24,615

1999	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$265	$36	$726	$337	$272	$1,100	$1,926	$234	$4,896
Intersegment sales and revenues	1	2,152	251	4	23	962	48	469	3,910

Total sales and revenues	$266	2,188	$977	$341	$295	$2,062	$1,974	$703	8,806
Accountable Profit	$6	$228	$40	$62	$4	$(24)	$40	$62	418

Accountable assets at December 31, 1999	$361	$2,389	$856	$12,776	$582	$3,926	$852	$2,077	$23,819

	Three Months Ended
Reconciliation of Profit Before Tax:	March 31, 2000	March 31, 1999
	(unaudited)

Total accountable profit from business segments	$538	$418
Methodology differences	(105)	(52)
Corporate costs	(63)	(82)
Other	16	17

Total consolidated profit before tax	$386	$301

9.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 SFAS 137), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133." This statement defers the implementation of SFAS 133 to fiscal years beginning after June 15, 2000. We will adopt this new accounting standard for the fiscal year beginning January 1, 2001. We are currently analyzing the impact of SFAS 133. Due to the inherent complexities of this standard and the significant changes from current accounting practices, we have not yet determined the full impact that the adoption of SFAS 133 will have on our financial position, results of operations, or cash flow. However, at this time, we do not believe that the impact will be material.

Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

A. Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999

Sales and revenues for the first-quarter 2000 were $4.92 billion, 1 percent higher than first-quarter 1999. A 2 percent increase in physical sales volume and a 9 percent increase in Financial Products revenue were partially offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the Euro). Profit of $258 million or 73 cents per share was $53 million higher than first-quarter 1999. The increase was due primarily to improved manufacturing efficiencies, slightly lower selling, general and administrative (SG&A) costs and the higher physical volume. The negative impact of the U.S. dollar on sales was offset by the U.S. dollar's positive impact on costs.

MACHINERY AND ENGINES

Sales Table
(Millions of dollars)	Total	North America	EAME **	Latin America	Asia/ Pacific
Three Months Ended March 31, 2000
Machinery	$2,966	$1,753	$742	$172	$299
Engines *	1,659	974	427	112	146

	$4,625	$2,727	$1,169	$284	$445

Three Months Ended March 31, 1999
Machinery	$3,290	$2,139	$718	$202	$231
Engines *	1,308	770	340	85	113

	$4,598	$2,909	$1,058	$287	$344

* Does not include internal engine transfers of $349 and $316 in 2000 and 1999, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Europe, Africa & Middle East and Commonwealth of Independent States

     Refer to table on page 15 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by      Marketing Segment.

Machinery sales were $2.97 billion, a decrease of $324 million or 10 percent from first-quarter 1999. The lower sales resulted primarily from a 7 percent decrease in physical sales volume. Price realization also declined due to the continued effect of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the Euro) and geographic mix.

Most of the decline in sales occurred in North America. Dealers built inventory at a slower pace than a year ago and sales to end users declined due to weaker industry demand and lower share of industry sales. Sales in Latin America also fell due to the lingering effects of recessions in a number of economies, which depressed industry sales. In EAME, sales improved due to higher new machine inventories and increased sales to end users in Europe. Sales were also higher in the Asia/Pacific region as sales to end users improved in developing Asia, partially offset by dealers building inventory at a slower pace than a year ago.

Engine sales were $1.66 billion, an increase of $351 million or 27 percent from first-quarter 1999. Sales were higher due to 23 percent higher physical sales volume. Price realization also improved primarily due to favorable geographic mix and lower sales discounts.

Sales were up in all regions of the world, led by significant increases in the power generation segment. In North America, sales increased in both the United States and Canada primarily due to robust demand for power generation and continued strong demand for on-highway truck engines. In EAME, sales were higher in Europe and Africa & Middle East. In the Asia/Pacific region, sales increased due to higher sales in developing Asia. Worldwide sales, especially in EAME, benefited from the conversion of F.G. Wilson from an affiliated company to a consolidated subsidiary in July 1999.

Operating Profit Table
	Three Months Ended
(Millions of dollars)	March 31, 2000	March 31, 1999
Machinery	$236	$283
Engines	153	31

	$389	$314

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $47 million, or 17 percent from first-quarter 1999. Margin (sales less cost of goods sold) declined primarily due to lower price realization (geographic mix) and lower sales volume, partially offset by improved manufacturing efficiencies. SG&A and research and development (R&D) expenses were lower.

Engine operating profit increased $122 million from first-quarter 1999 due to higher sales volume, better price realization and improved manufacturing efficiencies. These were partially offset by higher SG&A and R&D expenses.

Interest expense was $4 million higher than a year ago.

Other income/expense reflects a net increase in income of $25 million primarily due to a favorable change in foreign exchange gains and losses.

FINANCIAL PRODUCTS

Revenues for first-quarter 2000 were $330 million, up $27 million or 9 percent compared with first-quarter 1999. The increase resulted primarily from continued growth in Cat Financial's portfolio.

Before tax profit was $60 million, down $11 million or 15 percent from first-quarter 1999. The decrease resulted primarily from less favorable reserve adjustments and lower underwriting income at Caterpillar Insurance Company Ltd.

INCOME TAXES First-quarter tax expense reflects an estimated annual tax rate of 32 percent for both 2000 and 1999.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results declined $5 million from first quarter a year ago, primarily due to weaker results at Shin Caterpillar Mitsubishi Ltd. and the conversion of F.G. Wilson from an affiliated company to a consolidated subsidiary in July 1999.

SUPPLEMENTAL INFORMATION

Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations

Sales (including both sales to end users and deliveries to rental operations) in North America were lower compared to first-quarter 1999 due to weaker industry demand in the United States and a lower share of industry sales in the United States and Canada. These factors more than offset stronger industry demand in Canada. Sales were lower in the general construction segment, led by declines in commercial and residential building. Quarry & aggregate, industrial and waste segments declined as well. Sales were also lower in the mining segment due to reduced purchases by coal mines which more than offset improved sales to metal mines. Sales improved in the heavy construction segment even though sales to highway construction were flat. Sales to the agriculture and forestry segments were higher.

Sales increased in EAME as a result of growing industry demand in Europe. Higher sales in France, Italy and Germany more than offset weaker sales in the United Kingdom. Sales in Africa & Middle East were down compared to a year earlier. Higher sales in Turkey were more than offset by sales declines in United Arab Emirates and Egypt. Sales in South Africa remained near year-earlier levels. For the region, sales were higher to industrial, quarry & aggregate, mining, forestry, agriculture and general construction segments. Sales to heavy construction and waste segments declined.

Sales were significantly higher in the Asia/Pacific region due to gains in developing Asia. Sales in Australia were flat. For the region, sales increased to mining, heavy construction, general construction, industrial and forestry segments. Sales to quarry & aggregate and agriculture segments were lower.

Sales were down significantly in Latin America. Strong gains in Mexico were more than offset by sharp declines in Peru, Brazil and Chile. For the region, sales fell in mining, heavy construction and industrial segments which more than offset increases in general construction and quarry & aggregate segments.

Dealer Inventories of Machines

Worldwide dealer new machine inventories at the end of the first quarter were significantly lower than a year ago. Declines in North America and Latin America were partially offset by higher inventories in EAME. Inventories in Asia/Pacific were near year-earlier levels.

Inventories compared with current selling rates were lower than year earlier in North America, EAME and Asia/Pacific and near year-earlier levels in Latin America.

Engine Sales to End Users and OEMs (excluding Perkins)

Sales in North America were higher due to improved demand in both the United States and Canada in almost all segments, especially power generation where sales increased significantly from a year earlier. Sales of on-highway truck engines were up due to an improved share of industry sales and continued high levels of industry demand. Sales were also higher in the industrial and marine segments. Sales to the petroleum segment were lower.

Sales in EAME increased due to a higher demand from power generation and industrial segments. Sales were lower to the marine and petroleum segments. Sales were higher in Europe as well as Africa & Middle East.

In Asia/Pacific, higher sales to the power generation segment more than offset declines in the marine, petroleum and industrial segments.

Sales in Latin America rose due to increases in the power generation, marine and petroleum segments. Sales in other segments remained near year-earlier levels.

While petroleum sales were down worldwide, increased activity due to higher oil prices is beginning to translate into higher order rates for engines.

Worldwide sales, especially in EAME, benefited from the conversion of F.G. Wilson from an affiliated company to a consolidated subsidiary in July 1999.

EMPLOYMENT At the end of first-quarter 2000, Caterpillar's worldwide employment was 66,555 compared with 65,377 one year ago. Acquisitions have added 2,353 since first-quarter 1999.
SUPPLEMENTAL OUTLOOK INFORMATION

Summary

World economic growth in 2000 is forecast to improve primarily due to stronger growth in EAME and Latin America. Gross Domestic Product (GDP) growth in North America is no longer forecast to slow and may even exceed last year's strong growth rate. Better world growth should lead to higher prices for most commodities although agricultural prices are expected to remain weak and oil prices are likely to remain in the $20 - $30 per barrel range.

Company sales and revenues are forecast to increase in 2000 with higher sales expected in each region of the world except North America. In the United States, we expect industry demand for machines to decline, but company sales are expected to be about flat as machine shipments come back into line with retail demand. Engine sales in the United States are expected to remain near 1999 levels as a higher share of industry sales for heavy-duty and mid-range truck engines combined with increased commercial engine sales offsets lower industry demand for on-highway truck engines. Elsewhere, stronger economic growth and higher commodity prices should lead to higher retail demand and higher company sales for machines and engines.

In summary, company sales and revenues are forecast to improve slightly in 2000 due to better worldwide growth, higher commodity prices and less dealer inventory reduction. Profit is expected to increase moderately.

North America

In the United States, GDP growth is now forecast to remain very strong at 4 to 4.5 percent in 2000 despite recent interest rate increases by the Federal Reserve. However, construction equipment industry sales should decline about 10 percent from 1999 levels as higher interest rates and fewer housing starts are expected to result in lower sales in the general construction segment. The heavy construction segment should provide a partial offset since sales into the highway sector are forecast to increase as states accelerate contracts for highway construction. Machine sales into the commodity segments should begin to stabilize with the exception of agriculture where sales are forecast to decline for another year. Overall, retail industry demand for machines is expected to decline because of the drop in general construction, continued weakness in agriculture and a drop in replacement buying due to the age of the current expansion. Company machine sales are expected to be about flat as shipments come back into line with retail demand.

Higher interest rates, higher diesel fuel prices, a shortage of drivers and an increased supply of used heavy-duty trucks are expected to impact North American industry demand for on-highway truck engines. However, a higher share of industry sales for heavy and medium-duty truck engines combined with increased demand for other engines, especially power generation, should offset the drop in industry demand. Overall, company engine sales are forecast to remain near 1999 levels.

In Canada, good economic growth should lead to higher sales for both machines and engines.

For the North American region as a whole, company sales of machines and engines are forecast to remain near last year's level.

EAME

In Western Europe, GDP growth is expected to accelerate from 2.2 percent in 1999 to 3.1 percent in 2000 leading to stronger demand for both machines and engines. Growth is also expected to improve in Africa & Middle East. Higher commodity prices, particularly oil and natural gas, should lead to higher demand for both machines and engines. Sales in Russia and elsewhere in the Commonwealth of Independent States, however, are likely to remain depressed. For the EAME region as a whole, better growth and improved business confidence should lead to higher company sales.

Asia/Pacific

In developing Asia, economic recovery is forecast to continue with GDP growth remaining at 6 percent which should lead to better sales of both machines and engines. Good economic growth is also expected to continue in Australia resulting in sales near or slightly above 1999 levels. For the region as a whole, company sales should be higher.

Latin America

GDP growth is forecast to improve from flat in 1999 to 3 to 4 percent in 2000 as the region recovers from last year's recession. Combined with higher commodity prices, this improved growth should result in higher machine sales, more than offsetting lower engine sales.

B.     Liquidity & Capital Resources

Consolidated operating cash flow was a negative $95 million for the first quarter of 2000, compared with a negative $61 million for the first quarter of 1999. Total debt as of March 31, 2000 was $13.92 billion, an increase of $121 million from year-end 1999. During the first quarter of 2000, debt related to Machinery and Engines increased $19 million, to $3.34 billion, while debt related to Financial Products increased $99 million to $10.90 billion.

In 1998, the board of directors authorized a share repurchase program to reduce the number of outstanding shares to 320 million within the next three to five years. For the first quarter of 2000, 5.3 million shares were repurchased under the plan. The number of shares outstanding at March 31, 2000, was 348.6 million.

Machinery and Engines

Operating cash flow was $388 million through the first quarter of 2000, compared with $57 million for the same period a year ago. This increase was primarily due to a favorable change in receivables and accounts payable during the first quarter of 2000 compared to the first quarter of 1999.

First-quarter 2000 capital expenditures, excluding equipment leased to others, were $106 million compared with $110 million for the same period a year ago. Total debt increased by $19 million primarily due to short-term borrowings. Our debt to debt plus equity ratio as of March 31, 2000 was 38%.

Financial Products

Operating cash flow was a negative $449 million for the first quarter 2000, compared with a negative $82 million for the first quarter of 1999. The decrease is primarily due to a higher level of outstanding receivables for the first quarter of 2000. Cash used to purchase equipment leased to others was $115 million in 2000. In addition, net cash used for finance receivables was $237 million for the first quarter of 2000, compared with $544 million for the first quarter of 1999.

Financial Products' debt was $10.90 billion at March 31, 2000, an increase of $99 million from December 31, 1999, and primarily comprised $7.55 billion of medium term notes, $91 million of notes payable to banks and $2.80 billion of commercial paper. At March 31, 2000, finance receivables past due over 30 days were 2.9%, compared with 2.0% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 7.8:1 at March 31, 2000, compared with 7.8:1 at December 31, 1999.

Financial Products had outstanding credit lines totaling $4.94 billion at March 31, 2000, which included $2.60 billion of shared revolving credit agreements with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills and bank borrowings. Also included are variable-amount lending agreements with Caterpillar. Under these agreements, Financial Products (Cat Financial) may borrow up to $831 million from Machinery and Engines (Caterpillar Inc.).

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment

(Millions of dollars)	Three-months ended
	March 31, 2000	March 31, 1999
North American Geographic Region	$2,727	$2,909
Engine sales included in the Power Products segment	(974)	(770)
Company owned dealer sales included in the All Other segment	(73)	(87)
Certain governmental sales included in the All Other segment	(28)	(24)
Other*	(77)	(102)

North American Marketing external sales	$1,575	$1,926

EAME Geographic Region	$1,169	$1,058
Power Products sales not included in the EAME Marketing segment	(281)	(248)
Other*	(96)	(84)

EAME Marketing external sales	$792	$726

Latin America Geographic Region	$284	$287
Power Products sales not included in the Latin America Marketing segment	(39)	(32)
Other*	30	17

Latin America Marketing external sales	$275	$272

Asia Pacific Geographic Region	$445	$344
Power Products sales not included in the Asia/Pacific Marketing segment	(51)	(50)
Other *	(53)	(29)

Asia Pacific Marketing external sales	$341	$265

*Represents primarily external sales of the Construction & Mining Products and the All Other segments.

C.      Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our Management's Discussion and Analysis are forward looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the Company and the markets it serves.

World Economic Factors

Our current outlook calls for recovery to continue throughout Asia and Latin America. Europe, Africa and Middle East should register improved growth, while North America is expected to be about the same as 1999. If, for any reason, these recoveries falter, sales would likely be lower than anticipated in the affected region. In general, renewed currency speculation, a significant decline in the stock markets, political disruptions or much higher interest rates could result in weaker than anticipated economic growth and sales. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

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

Russia remains very weak. Political and economic instability risks are very high and a further deterioration could impact worldwide stock or currency markets, which in turn could weaken Company sales.

Commodity Prices

The outlook for our sales also depends on commodity prices, most of which are expected to trend slightly higher through 2000. Oil prices have moved up considerably since the start of last year and are expected to decline some from recent highs. Agricultural prices are likely to remain weak while most metals prices should be up slightly. Based on this forecast of only modest improvement in most commodity prices, equipment sales into sectors that are sensitive to commodity prices are likely to remain relatively weak for 2000.

Weaker than anticipated world economic growth could lead to a further drop in commodity prices and lower than expected sales. Europe plays a key role in this forecast and our current outlook is for improvement leading to annual average GDP growth of about 3%. If Europe falters, then commodity prices could be weaker.

Monetary and Fiscal Policies

For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. For example, if the Federal Reserve raises interest rates significantly, the U.S. economy could slow abruptly leading to an unanticipated decline in sales. The United States, in particular, is vulnerable to higher interest rates as it enters the tenth year of expansion - which is the longest in U.S. history. Our outlook assumes the Federal Reserve will raise interest rates 75 basis points in 2000, which will contribute to lower industry demand. If the Federal Reserve raises rates significantly more than anticipated, then industry demand could be even lower, potentially resulting in lower company sales.

In general, high interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for slightly slower U.S. growth in 2000 and not recession. If, for whatever reason, the U.S. were to enter a recession, then demand for Company products could fall in the U.S. And Canada and would also be lower throughout the rest of the world.

Political Factors

Political factors in the U.S. And abroad have a major impact on global companies. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are also a number of presidential elections scheduled to take place in 2000 which could affect economic policy, particularly in Latin America.

Currency Fluctuations

Currency fluctuations are also an unknown for global companies. The Company has facilities in major sales areas throughout the world and significant costs and revenues in most major currencies. This diversification greatly reduces the overall impact of currency movements on results. However, if the U.S. dollar strengthens against foreign currencies, the conversion of net non-U.S. Dollar proceeds to U.S. dollars would somewhat adversely impact the Company's results. Further, since the Company's largest manufacturing presence is in the U.S., a sustained overvalued dollar could have an unfavorable impact on our global competitiveness.

  Safe Harbor Statement under the Securities Litigation Reform Act of 1995 continued

Dealer Practices

A majority of the Company's sales are made through its independent dealer distribution network. Dealer practices, such as changes in inventory levels for both new and rental equipment, are not within the Company's control (primarily because these practices depend upon the dealer's assessment of anticipated sales and the appropriate level of inventory) and may have a significant positive or negative impact on our results. In particular, the outlook assumes that inventory to sales ratios will be somewhat lower at the end of 2000 than at the end of 1999. If dealers reduce inventory levels more than anticipated, company sales will be adversely impacted.

Other Factors

The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the Company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects underway. If, unexpectedly, these delays continued in the year 2000, sales could be negatively impacted.

Results may be impacted positively or negatively by changes in the sales mix. Our outlook assumes a certain geographic mix of sales as well as a product mix of sales.

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

The environment also remains very competitive from a pricing standpoint. Additional price discounting would result in lower than anticipated price realization.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. Obvious factors such as general economic conditions throughout the world do not warrant further discussion but are noted to further emphasize the myriad of contingencies that may cause the Company's actual results to differ from those currently anticipated.

PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES

Non-U.S. Employee Stock Purchase Plans
     We have twenty-three employee stock purchase plans administered outside the United States for our non-U.S. employees. As of December 31, 1999, those plans had approximately 5,300 participants in the aggregate. During the first quarter of 2000, a total of 63,855 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Put Options
     In conjunction with its stock repurchase program, Caterpillar sells put options to independent third parties on a private basis. These put options entitle the holder to sell shares of Caterpillar common stock to the Company on certain dates at specified prices. On March 31, 2000, 800,000 put options were outstanding with strike prices ranging from $32.855 to $42.29 per share. The put warrants expire between April 28, 2000 and June 9, 2000, and are exercisable only at maturity. During the quarter Caterpillar received $1.2 million in proceeds from the sale of put options.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of Caterpillar Inc. was held on April 12, 2000, for the purpose of electing a board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1 - Election of Directors. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

	Shares Voted "FOR"	Shares "WITHHELD"
Lilyan H. Affinito	300,251,975	5,053,236
Glen A. Barton	300,687,439	4,617,772
David R. Goode	300,904,999	4,400,212
Joshua I. Smith	300,529,948	4,775,263

Proposal 2 - Amend Stock Option Plan. The proposal to approve an amendment to the 1996 Stock Option Plan to increase the number of shares authorized for issuance was approved by the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Shares Not Voted
273,265,282	28,266,786	3,773,143	0
Proposal 3 - Appointment of Auditors. The appointment of PricewaterhouseCoopers LLP as independent auditor was approved by the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Shares Not Voted
301,332,200	1,516,132	2,456,879	0

Proposal 4 - Stockholder Proposal - Shareholder Rights Plan.

The stockholder proposal requesting the Board of Directors to redeem or terminate the company's shareholder rights plan was defeated with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Shares Not Voted
123,482,929	119,697,304	20,321,057	41,803,921

Proposal 5 - Stockholder Proposal - Global Standards

A stockholder proposal requesting the Board of Directors to review or amend its standards for international operations was defeated with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Shares Not Voted
21,240,354	214,165,050	28,095,886	41,803,921

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit No.	Description
	27	Financial Data Schedule

(b)

Reports on Form 8-K, dated January 21 and February 11, were filed during the quarter ending March 31, 2000, pursuant to Item 5 of that form. An additional Form 8-K was filed on April 18, 2000 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

May 10, 2000	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)

May 10, 2000	/s/ R. Rennie Atterbury III	Secretary
(R. Rennie Atterbury III)

EXHIBIT INDEX

Exhibit Number	Description

27	Financial Data Schedule

[LOGO OF CATERPILLER]