Form 10-K/A
period 1999-12-31
CATERPILLAR INC
filed 2000-05-31
CIK 18230

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[CATERPILLAR LOGO]

FORM 10-K/A

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

Documents Incorporated by Reference

NONE.

The undersigned registrant hereby amends its Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 to replace in its entirety the list of Caterpillar Inc. subsidiaries and affiliates filed as Exhibit 21 to the Form 10-K with the exhibit filed herewith.

TABLE OF CONTENTS

Page

Part IV	Item 14.	Exhibits, Financial Statement Schedules,
and Reports on Form 8-K