Form 10-K/A
period 1999-12-31
CATERPILLAR INC
filed 2000-06-09
CIK 18230

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

Documents Incorporated by Reference

NONE.

The undersigned registrant hereby amends its Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 to reflect the inclusion of the name and signature of auditor, PriceWaterhouseCoopers, to the three Reports and Consents of Independent Accountants in connection with the incorporation of PriceWaterhouseCoopers' report related to the financial statements of the Company's Employee Investment Plan, Tax Deferred Savings Plan, and Solar Turbines Incorporated Savings and Investment Plan which were included in the Amended Annual Report on Form 11-K.

TABLE OF CONTENTS

Page

Part IV	Item 14.	Exhibits, Financial Statement Schedules,
and Reports on Form 8-K