Form 10-Q
period 2000-06-30
CATERPILLAR INC
filed 2000-08-11
CIK 18230

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

CATERPILLAR INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)

1-768 (Commission File Number)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)

Registrant's telephone number, including area code: (309) 675-1000

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At June 30, 2000, 345,714,523 shares of common stock of the Registrant were outstanding.

    This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the second quarter, you should read the entire document.

SUMMARY OF RESULTS

    On July 20, 2000 Caterpillar Inc. reported second-quarter sales and revenues of $5.36 billion, $262 million or 5 percent higher than second-quarter 1999. The increase was primarily due to higher physical volume. Financial Products revenues increased $27 million or 10 percent from second quarter 1999.

    Profit of $315 million was $32 million or 11 percent higher than second-quarter 1999. The increase was due primarily to improved manufacturing efficiencies and the higher physical volume. These favorable changes were partially offset by unfavorable other income, mostly due to discounts on the securitization of receivables and foreign exchange losses. Profit per share was 90 cents, up 15 percent.

    "Through the first half of 2000, customer demand for Cat products in total remained solid, though in the U.S., higher interest rates and other factors have softened the market for construction equipment and truck engines," said Chairman and CEO Glen Barton. "Our global diversification, broad product line and the variety of businesses in which we compete continue to create a broad base of opportunities. Sales increased in all regions of the world. Strong demand for quality power in telecommunications, process manufacturing and internet service operations in North America and Europe is driving a dramatic increase in Caterpillar's electric power business. Although there have been changes in components of our outlook and we are concerned about the interest rate environment for the rest of the year, the overall outlook for 2000 remains unchanged — sales are expected to be up slightly and profit to be up moderately."

HIGHLIGHTS — SECOND-QUARTER 2000 COMPARED WITH SECOND-QUARTER 1999

  •
  Sales and revenues of $5.36 billion were $262 million or 5 percent higher. Revenues from Financial Products increased 10 percent.

  •
  Sales inside the United States were 52 percent of worldwide sales compared with 53 percent a year ago.

  •
  Profit of $315 million was $32 million or 11 percent above second-quarter 1999.

  •
  Profit per share of 90 cents was up 15 percent.

  •
  3.06 million shares were repurchased during the quarter under the program announced in October 1998 to reduce the number of shares outstanding to 320 million over a three to five year period. On June 30, 2000 there were 345.7 million shares outstanding.

  •
  As previously announced, dividends were increased by 5 percent in June, bringing the quarterly payout to 34 cents per share. This is the seventh consecutive year dividends have been increased.

OUTLOOK

    We continue to expect full-year 2000 sales and revenues to be slightly higher than 1999 and profit to increase moderately. (Complete outlook begins on page 14.)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated		Machinery & Engines(1)		Financial Products
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2000	1999	2000	1999	2000	1999
Sales and revenues:
Sales of Machinery and Engines	$5,056	$4,821	$5,056	$4,821	$—	$—
Revenues of Financial Products	307	280	—	—	359	315

Total sales and revenue	5,363	5,101	5,056	4,821	359	315
Operating costs:
Cost of goods sold	3,840	3,743	3,840	3,743	—	—
Selling, general, and administrative expenses	647	632	514	516	143	123
Research and development expenses	157	152	157	152	—	—
Interest expense of Financial Products	170	136	—	—	181	142

Total operating costs	4,814	4,663	4,511	4,411	324	265

Operating profit	549	438	545	410	35	50
Interest expense excluding Financial Products	74	65	74	65	—	—
Other income (expense)	(1)	49	(50)	15	18	12

Consolidated profit before tax	474	422	421	360	53	62
Provision for income tax	151	136	134	113	17	23

Profit of consolidated companies	323	286	287	247	36	39
Equity in profit (loss) of unconsolidated Affiliated companies (Note 4)	(8)	(3)	(8)	(3)	—	—
Equity in profit of Financial Products' Subsidiaries	—	—	36	39	—	—

Profit	$315	$283	$315	$283	$36	$39

Profit per share of common stock (Note 6)	$0.91	$0.80

Profit per share of common stock — assuming dilution (Note 6)	$0.90	$0.78

Cash dividends paid per share of common stock	$0.325	$0.30

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

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated		Machinery & Engines(1)		Financial Products
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999	2000	1999
Sales and revenues:
Sales of Machinery and Engines	$9,681	$9,419	$9,681	$9,419	$—	$—
Revenues of Financial Products	601	549	—	—	689	618

Total sales and revenue	10,282	9,968	9,681	9,419	689	618
Operating costs:
Cost of goods sold	7,398	7,321	7,398	7,321	—	—
Selling, general, and administrative expenses	1,284	1,285	1,037	1,067	265	232
Research and development expenses	312	307	312	307	—	—
Interest expense of Financial Products	323	265	—	—	344	276

Total operating costs	9,317	9,178	8,747	8,695	609	508

Operating profit	965	790	934	724	80	110
Interest expense excluding Financial Products	145	132	145	132	—	—
Other income (expense)	40	65	(42)	(2)	33	23

Consolidated profit before tax	860	723	747	590	113	133
Provision for income tax	274	232	235	183	39	49

Profit of consolidated companies	586	491	512	407	74	84
Equity in profit (loss) of unconsolidated Affiliated companies (Note 4)	(13)	(3)	(14)	(3)	1	—
Equity in profit of Financial Products' Subsidiaries	—	—	75	84	—	—

Profit	$573	$488	$573	$488	$75	$84

Profit per share of common stock (Note 6)	$1.64	$1.37

Profit per share of common stock — assuming dilution (Note 6)	$1.63	$1.35

Cash dividends paid per share of common stock	$0.65	$0.60

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
(Unaudited)
(Dollars in millions)

	Consolidated
	June 30, 2000		June 30, 1999
Common Stock:
Balance at beginning of period	$(1,230)		$(993)
Common shares issued, including treasury shares reissued:
(June 30, 2000 — 331,242; June 30, 1999 — 1,281,193)	13		16
Treasury shares purchased:
(June 30, 2000 — 8,394,600; June 30, 1999 — 2,926,500)	(326)		(149)

Balance at end of period	(1,543)		(1,126)

Profit employed in the business:
Balance at beginning of period	6,617		6,123
Profit	573	$573	488	$488
Dividends declared	(231)		(222)

Balance at end of period	6,959		6,389

Accumulated other comprehensive income:
Foreign currency translation adjustment: (1)
Balance at beginning of period	125		65
Aggregate adjustment for period	(23)	(23)	20	20

Balance at end of period	102		85

Minimum Pension Liability Adjustment: (1)
Balance at beginning of period	(47)		(64)
Aggregate adjustment for period	(13)	(13)	(38)	(38)

Balance at end of period	(60)		(102)
Comprehensive income		$537		$470

Stockholders' equity at end of period	$5,458		$5,246

(1)
No reclassification adjustments to report.

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Financial Position *
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	June 30, 2000	Dec. 31, 1999	June 30, 2000	Dec. 31, 1999	June 30, 2000	Dec. 31, 1999
Assets
Current assets:
Cash and short-term investments	$469	$548	$374	$440	$95	$108
Receivables — trade and other	2,517	3,233	2,515	2,357	1,172	1,761
Receivables — finance	5,554	4,206	—	—	5,554	4,206
Deferred income taxes	445	405	429	394	16	11
Prepaid expenses	818	748	825	765	3	3
Inventories (Note 5)	2,555	2,594	2,555	2,594	—	—

Total current assets	12,358	11,734	6,698	6,550	6,840	6,089
Property, plant and equipment — net	5,253	5,201	4,197	4,287	1,056	914
Long-term receivables — trade and other	76	95	76	95	—	—
Long-term receivables — finance	6,092	5,588	—	—	6,092	5,588
Investments in unconsolidated affiliated companies (Note 4)	559	553	520	523	39	30
Investments in Financial Products' subsidiaries	—	—	1,530	1,464	—	—
Deferred income taxes	917	954	939	974	11	9
Intangible assets	1,508	1,543	1,504	1,541	4	2
Other assets	1,121	967	726	648	395	319

Total assets	$27,884	$26,635	$16,190	$16,082	$14,437	$12,951

Liabilities
Current liabilities:
Short-term borrowings	$927	$770	$75	$51	$1,354	$1,030
Accounts payable	2,266	2,003	2,488	2,317	171	41
Accrued expenses	1,102	1,048	772	758	375	337
Accrued wages, salaries, and employee benefits	1,041	1,115	1,032	1,104	9	11
Dividends payable	118	115	118	115	—	29
Deferred and current income taxes payable	85	23	20	(12)	65	35
Deferred liability	—	—	—	—	274	190
Long-term debt due within one year	2,956	3,104	155	167	2,801	2,937

Total current liabilities	8,495	8,178	4,660	4,500	5,049	4,610
Long-term debt due after one year	10,853	9,928	3,047	3,099	7,806	6,829
Liability for postemployment benefits	2,534	2,536	2,534	2,536	—	—
Deferred income taxes and other liabilities	544	528	491	482	52	48

Total Liabilities	22,426	21,170	10,732	10,617	12,907	11,487

Stockholders' Equity
Common Stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (6/30/00 — 407,447,312; 12/31/99 — 407,447,312) at paid in amount	1,049	1,045	1,049	1,045	782	762
Profit employed in the business	6,959	6,617	6,959	6,617	819	744
Accumulated other comprehensive income	42	78	42	78	(71)	(42)
Treasury stock (6/30/00 — 61,732,789; 12/31/99 — 53,669,431) at cost	(2,592)	(2,275)	(2,592)	(2,275)	—	—

Total Stockholders' Equity	5,458	5,465	5,458	5,465	1,530	1,464

Total Liabilities and Stockholders' Equity	$27,884	$26,635	$16,190	$16,082	$14,437	$12,951

(1)
Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.
The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

*
Unaudited except for Consolidated December 31, 1999 amounts.

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Cash Flow for the Six Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated		Machinery & Engines(1)		Financial Products
	June 30, 2000	Dec. 31, 1999	June 30, 2000	Dec. 31, 1999	June 30, 2000	Dec. 31, 1999
Cash Flow from Operating Activities:
Profit	$573	$488	$573	$488	$75	$84
Adjustments for non-cash items:
Depreciation and amortization	514	467	399	374	115	93
Profit of Financial Products	—	—	(75)	(84)	—	—
Other	94	(28)	32	(109)	54	79
Changes in assets and liabilities:
Receivables — trade and other	(263)	(206)	40	170	(199)	(162)
Inventories	39	134	39	134	—	—
Accounts payable and accrued expenses	315	(56)	126	(111)	127	(150)
Other — net	(86)	(180)	(104)	(168)	28	17

Net cash provided by (used for) operating activities	1,186	619	1,030	694	200	(39)

Cash Flow from Investing Activities:
Capital expenditures — excluding equipment leased to others	(252)	(263)	(246)	(262)	(6)	(1)
Expenditures for equipment leased to others	(318)	(192)	(6)	(8)	(312)	(184)
Proceeds from disposals of property, plant and equipment	114	95	13	11	101	84
Additions to finance receivables	(7,711)	(4,345)	—	—	(7,711)	(4,345)
Collection of finance receivables	5,376	2,326	—	—	5,376	2,326
Proceeds from the sale of finance receivables	1,251	702	—	—	1,251	702
Net intercompany borrowings	—	—	(206)	—	(98)	23
Investments and acquisitions (net of cash acquired)	(78)	(251)	(70)	(228)	(8)	(23)
Other — net	(146)	100	(85)	25	(81)	54

Net cash used for investing activities	(1,764)	(1,828)	(600)	(462)	(1,488)	(1,364)

Cash Flow from Financing Activities:
Dividends paid	(228)	(214)	(228)	(214)	(29)	(36)
Common stock issued, including treasury shares reissued	3	8	3	8	20	21
Treasury shares purchased	(326)	(149)	(326)	(149)	—	—
Net intercompany borrowings	—	—	98	(23)	206	—
Proceeds from long-term debt issued	2,418	2,238	10	18	2,408	2,220
Payments on long-term debt	(1,547)	(1,045)	(46)	(23)	(1,501)	(1,022)
Short-term borrowings — net	195	370	24	123	171	247

Net cash provided by (used for) financing activities	515	1,208	(465)	(260)	1,275	1,430

Effect of exchange rate on cash	(16)	(34)	(31)	(33)	—	(1)

(Decrease) Increase in cash and short-term investments	(79)	(35)	(66)	(61)	(13)	26
Cash and short-term investments at the beginning of the period	548	360	440	303	108	57

Cash and short-term investments at the end of the period	$469	$325	$374	$242	$95	$83

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

See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1.
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 2000 and 1999, (b) the changes in stockholders' equity for the six-month periods ended June 30, 2000 and 1999, (c) the consolidated financial position at June 30, 2000 and December 31, 1999, and (d) the consolidated statement of cash flow for the six-month periods ended June 30, 2000 and 1999, have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

2.
The results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results for the entire year 2000.

3.
The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1999.

4.
Unconsolidated Affiliated Companies

    Combined financial information of the unconsolidated affiliated companies was as follows:

	Three Months Ended		Six Months Ended
Results of Operations (unaudited)	March 31, 2000	March 31, 1999	March 31, 2000	March 31, 1999
Sales	$769	$832	$1,393	$1,650
Cost of sales	624	671	1,108	1,320

Gross profit	$145	$161	$285	$330
Profit (Loss)	$(7)	$(6)	$(12)	$(4)

	Six Months Ended
Results of Operations (unaudited)	March 31, 2000	Sept. 30, 1999
Assets:
Current assets	$1,755	$1,641
Property, plant and equipment — net	1,046	978
Other	451	415

	3,252	3,034
Liabilities:
Current liabilities	1,395	1,306
Long-term debt due after one year	615	512
Other liabilities	345	318

	2,355	2,136

Ownership	$897	$898

5.
Inventories (principally "last-in, first-out" method) comprised the following:

	June 30, 2000	December 31, 1999
	(unaudited)
Raw materials and work-in-process	$958	$969
Finished goods	1,410	1,430
Supplies	187	195

	$2,555	$2,594

6.
Following is a computation of profit per share:

		Three Months Ended		Six Months Ended
		June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
		(unaudited)		(unaudited)
I.	Profit — Consolidated (A)	$315	$283	$573	$488

II.	Determination of shares (millions):
	Weighted average common shares outstanding (B)	347.1	355.9	349.4	356.2
	Assumed conversion of stock options	2.3	5.2	2.7	4.0

	Weighted average common shares outstanding — assuming dilution (C)	$349.4	$361.1	$352.1	$360.2

III.	Profit per share of common stock (A/B)	$0.91	$0.80	$1.64	$1.37
	Profit per share of common stock — assuming dilution (A/C)	$0.90	$0.78	$1.63	$1.35
7.
The reserve for plant closing and consolidation costs includes the following:

	June 30, 2000	December 31, 1999
	(unaudited)
Write down of property, plant, and equipment	$70	$70
Employee severance benefits	12	16
Rearrangement, start-up costs, and other	3	3

Total reserve	$85	$89

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

  As amended by SFAS 137, which defers the implementation of SFAS 133, we are required to adopt this new accounting standard for the fiscal year beginning January 1, 2001. While we are still analyzing the impact that the adoption of SFAS 133 will have on our financial statements, we do not believe that the impact will be material.

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

Business Segments

Three months ended June 30,

2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$350	$55	$869	$373	$328	$1,412	$1,766	$250	$5,403
Intersegment sales and revenues	1	2,118	186	—	43	1,173	42	469	4,032

Total sales and revenues	$351	$2,173	$1,055	$373	$371	$2,585	$1,808	$719	$9,435
Accountable Profit	$16	$234	$60	$48	$13	$111	$28	$62	$572
Accountable assets at June 30, 1999	$314	$2,234	$849	$14,082	$609	$3,688	$2,360	$2,060	$26,196
1999	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$352	$55	$790	$346	$294	$1,326	$1,734	$250	$5,147
Intersegment sales and revenues	1	1,947	169	1	29	1,081	56	427	3,711

Total sales and revenues	$353	$2,002	$959	$347	$323	$2,407	$1,790	$677	8,858
Accountable Profit	$15	$196	$46	$51	$7	$73	$18	$56	462
Accountable assets at December 31, 1999	$346	$2,296	$876	$11,813	$654	$3,835	$1,665	$2,076	23,561

Business Segments

Six months ended June 30,

2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$691	$108	$1,661	$730	$603	$2,757	$3,341	$478	$10,369
Intersegment sales and revenues	3	4,132	380	—	83	2,400	79	936	8,013

Total sales and revenues	$694	$4,240	$2,041	$730	$686	$5,157	$3,420	$1,414	$18,382
Accountable Profit	$35	$433	$113	$104	$18	$209	$71	$127	$1,110
1999	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$617	$91	$1,516	$683	$566	$2,426	$3,660	$484	$10,043
Intersegment sales and revenues	2	4,099	420	5	52	2,043	104	896	7,621

Total sales and revenues	$619	$4,190	$1,936	$688	$618	$4,469	$3,764	$1,380	$17,664
Accountable Profit	$21	$424	$86	$113	$11	$49	$58	$118	$880

	Three months ended		Six months ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
	(unaudited)		(unaudited)
Reconciliation of Profit Before Tax:
Total accountable profit from business segments	$572	$462	$1,110	$880
Methodology differences	(69)	3	(174)	(49)
Corporate costs	(49)	(50)	(112)	(132)
Other	20	7	36	24

Total consolidated profit before tax	$474	$422	$860	$723

Item 2.  Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

A.  Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

    Sales and revenues for the second-quarter 2000 were $5.36 billion, 5 percent higher than second-quarter 1999. A 7 percent increase in physical sales volume and a 10 percent increase in Financial Products revenue were partially offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro). Profit of $315 million or 90 cents per share was $32 million or 11 percent higher than second-quarter 1999. The increase was due primarily to improved manufacturing efficiencies and higher physical volume. These favorable changes were partially offset by unfavorable other income, mostly due to discounts on the securitization of receivables and foreign exchange losses. The negative impact of the U.S. dollar on sales was mostly offset by the U.S. dollar's positive impact on costs.

MACHINERY AND ENGINES

Sales

(Millions of dollars)	Total	North America	EAME**	Latin America	Asia/ Pacific
Three Months Ended June 30, 2000
Machinery	$3,320	$1,941	$833	$241	$305
Engines *	1,736	1,003	441	103	189

	$5,056	$2,944	$1,274	$344	$494

Three Months Ended June 30, 1999
Machinery	$3,217	$1,953	$766	$203	$295
Engines *	1,604	919	390	128	167

	$4,821	$2,872	$1,156	$331	$462

*
Does not include internal engine transfers of $353 and $314 in 2000 and 1999, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

**
Europe, Africa & Middle East and Commonwealth of Independent States

    Refer to table on page 19 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

    Machinery sales were $3.32 billion, an increase of $103 million or 3 percent from second-quarter 1999. The higher sales resulted from a 7 percent increase in physical sales volume. Price realization was lower, primarily due to the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro).

    Sales in North America remained near year-earlier levels as lower dealer sales to end users were offset by a slower pace of dealer inventory reduction. The lower dealer sales to end users reflected both a drop in industry demand and a lower share of industry sales. Sales in EAME were higher due to improved dealer sales to end users and an increase in dealer inventories. Sales in Latin America increased as dealer sales to end users stabilized and dealers held inventories steady through the quarter compared to reducing them a year ago. Sales in the Asia/Pacific region were up slightly from second-quarter 1999 as higher dealer sales to end users more than offset dealer inventory reduction.

    Engine sales were $1.74 billion, an increase of $132 million or 8 percent from second-quarter 1999. The higher sales resulted from a 6 percent increase in physical sales volume. Price realization was also higher.

    The majority of the quarterly sales gain came from stronger sales into power generation as demand for electric power products increased in most areas of the world. It has been particularly strong in North America and Europe where Caterpillar's power solutions help meet peak power needs and provide premium quality power for telecommunications, process manufacturing and internet service operations. Sales of electric power products also benefited from the addition of revenues from F.G. Wilson, converted from an affiliated company to a consolidated subsidiary in July 1999.

Operating Profit

	Three Months Ended
(Millions of dollars)	June 30, 2000	June 30, 1999
Machinery	$374	$293
Engines	171	117

	$545	$410

    Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

    Machinery operating profit increased $81 million, or 28 percent from second-quarter 1999. Margin (sales less cost of goods sold) improved primarily due to the higher sales volume and improved manufacturing efficiencies, partially offset by the slightly negative impact of currency. Selling, general & administrative (SG&A) expenses were lower.

    Engine operating profit increased $54 million, or 46 percent, from second-quarter 1999 due to better price realization (primarily geographic mix), improved manufacturing efficiencies and higher sales volume. These were partially offset by higher SG&A.

    Interest expense was $9 million higher than a year ago.

    Other income/expense was expense of $50 million compared with income of $15 million last year. The adverse change was mostly due to discounts taken on the sale of trade receivables and unfavorable foreign exchange gains and losses.

FINANCIAL PRODUCTS

    Revenues for the second quarter were $359 million, up $44 million or 14 percent compared with second-quarter 1999 (excluding revenue transactions with Machinery and Engines, revenues increased $27 million or 10 percent). The increase resulted primarily from continued growth in Cat Financial's portfolio.

    Before tax profit decreased $9 million or 15 percent from second-quarter 1999. The decrease resulted primarily from a reduction in favorable reserve adjustments at Caterpillar Insurance Company Ltd

INCOME TAXES

    Second-quarter tax expense reflects an estimated annual tax rate of 32 percent for both 2000 and 1999.

UNCONSOLIDATED AFFILIATED COMPANIES

    The company's share of unconsolidated affiliated companies' results declined $5 million from second quarter a year ago, primarily due to weaker results at Shin Caterpillar Mitsubishi Ltd. and the conversion of F.G. Wilson from an affiliated company to a consolidated subsidiary in July 1999.

SUPPLEMENTAL INFORMATION

Dealer Machine Sales to End Users

    Sales (including both sales to end users and deliveries to dealer rental operations) in North America were lower compared to second-quarter 1999. This was due to weaker sales in the United States resulting from a decline in industry demand and lower share of industry sales. Sales in Canada were higher. For the region, sales into general construction, industrial, quarry & aggregates, waste and agriculture were lower. Sales rose in mining and forestry. Sales in heavy construction were down slightly compared to second-quarter 1999 as sales to pipeline construction declined, while highway construction remained near year-earlier levels.

    Sales increased in EAME as a result of growing demand throughout the region. In Europe, economic growth supported higher sales in France and Spain. Reconstruction efforts boosted sales in Central Europe. Sales in the United Kingdom and Italy remained near year-earlier levels while sales in Germany declined. In Africa & Middle East, sales were higher in Turkey and Saudi Arabia, which more than offset declines in United Arab Emirates, Egypt and South Africa. Sales in the Commonwealth of Independent States (CIS) increased. For the EAME region, sales were higher to heavy construction, mining, industrial, quarry & aggregates and forestry. Sales into general construction, agriculture and waste were lower.

    In Latin America, sales declined from year-earlier levels. Sales were lower in Colombia, Mexico and Argentina, more than offsetting gains in Brazil and Peru. For the region, sales were lower in industrial, general construction and mining sectors. Sales increased into heavy construction and forestry.

    In Asia/Pacific, sales increased due to growth in China, Australia, Korea, Malaysia and Indonesia. Sales in India and the Philippines were lower. For the region, sales increased into heavy construction, mining, general construction and forestry. Sales into the quarry & aggregates sector were lower.

Dealer Inventories of New Machines

    Worldwide dealer new machine inventories at the end of the second quarter were lower than a year ago. Declines in North America and Asia/Pacific more than offset increases in EAME and Latin America.

    Inventories compared to current selling rates were lower than a year earlier in all regions.

Engine Sales to End Users and OEMs

    Higher sales in North America resulted from surging demand for electric power products to help meet electric utilities' peak power requirements and increased customer needs for high quality power. Demand for larger engine product to support network operation centers (sometimes referred to as internet service providers) was particularly robust. Sales were also higher in the petroleum sector due to the impact of higher crude oil and natural gas prices. Sales of on-highway truck engines declined as expected due to weakening industry demand, however Caterpillar's market leadership position in this industry continued to grow. Sales into marine and industrial were also lower.

    Sales in the rest of the world were lower as sales declined in all sectors except power generation which benefited from the acquisition of F.G. Wilson.

EMPLOYMENT

    At the end of second-quarter 2000, Caterpillar's worldwide employment was 66,836 compared with 66,545 one year ago. Employment outside the United States grew by approximately 1,300 as we expanded operations to meet increased demand.

OUTLOOK

Summary

    Company sales and revenues are forecast to increase slightly in 2000 as higher sales in EAME and Asia/Pacific more than offset lower sales in North America. Company sales will benefit from better worldwide economic growth and higher prices for most commodities. Oil prices in particular are forecast to remain high, averaging $25-$30 per barrel for the year, while agricultural prices are expected to remain under pressure due to crop surpluses in the United States. Company sales also will benefit from less dealer inventory reduction. The competitive environment, however, remains particularly challenging with pressure on both share of industry sales and price realization. Further, we continue to be concerned about the interest rate environment for the rest of the year.

    In North America, machine sales are expected to decline due to a drop in industry demand and a slightly lower share of industry sales. Engine sales are expected to exceed 1999 levels as robust power generation sales and higher petroleum sales more than offset lower industry demand for on-highway truck engines. In EAME and Asia/Pacific, good economic growth and higher commodity prices should lead to higher retail demand and higher company sales for machines and engines. In Latin America, company sales are forecast to be flat as higher machine sales are offset by lower engine sales.

    In summary, company sales and revenues are forecast to increase slightly in 2000 due to higher engine sales and increased financial revenues. Machinery sales are forecast to remain near 1999 levels as lower sales in the United States are offset by higher sales elsewhere. Profit is forecast to increase moderately.

North America

    In the United States, retail industry demand for construction equipment is forecast to decline 10 percent to 15 percent despite Gross Domestic Product (GDP) growth of about 4.5 percent. While such strong economic growth would usually lead to increased demand, higher interest rates, lower housing starts and a drop in replacement buying are causing industry demand to continue to fall from the 1998 peak. Heavy construction could provide a partial offset to the drop in general construction, but recent highway spending increases have continued to favor bridge repair and resurfacing which are not as heavy equipment intensive. Sales into most other sectors are likely to be down for the year including mining, quarry & aggregates, industrial, forestry and waste. Sales of agricultural equipment also are unlikely to exceed 1999 levels due to a drop in industry demand. Company machine sales are still forecast to benefit from higher sales of compact equipment and less dealer inventory reduction, but this will not be enough to offset lower industry demand and a slightly lower share of industry sales.

    Company engine sales in the United States are forecast to exceed 1999 levels as strong demand for power generation, higher sales into petroleum and higher share of industry sales for heavy and medium-duty truck engines should more than offset lower industry demand for on-highway truck engines.

    In Canada, good economic growth should lead to higher sales for both machines and engines.

    For the North American region as a whole, company sales are forecast to be slightly below last year's level as lower machine sales more than offset higher engine sales.

EAME

    In Western Europe, GDP growth is expected to accelerate from 2.3 percent in 1999 to 3.3 percent in 2000 leading to a 5 percent to 10 percent increase in machine industry demand as well as stronger engine sales. Growth is also expected to improve in Africa & Middle East with double-digit gains in machine industry demand. Higher commodity prices, particularly oil and natural gas, are driving increased demand for both machines and engines. Sales in Russia and elsewhere in the CIS, however, are likely to remain depressed. For the EAME region as a whole, better growth and improved business confidence should lead to higher company sales, despite the weak euro's unfavorable impact on the translation of European sales from euros to dollars.

Asia/Pacific

    In developing Asia, economic recovery is forecast to continue with GDP growth of about 6 percent. This growth should result in considerably higher engine sales than last year, particularly for power generation. Even though the construction sector remains very weak, machine sales are forecast to increase somewhat from last year's depressed level as higher dealer sales to end users, especially in China, more than offset a reduction in dealer inventories. In Australia, good economic growth should continue although there is also some uncertainty about the impact on the economy of the implementation of the new goods and services tax on July 1. Machine sales volume is forecast to be higher for the year, but lower engine sales and a weak Australian dollar are likely to result in lower overall US dollar sales for Australia. For the Asia/Pacific region in total, company sales of both engines and machines should exceed 1999 levels.

Latin America

    GDP growth is forecast to improve from 0.4 percent in 1999 to 4 percent in 2000 as most of the region recovers from last year's recession. Combined with higher commodity prices, this improved growth should result in higher machine and reciprocating engine sales. Sales of turbine engines, however, are likely to be lower, resulting in company sales remaining near 1999 levels.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

    Sales and revenues for the six months ended June 30, 2000 were $10.28 billion, $314 million or 3 percent higher than the first six months of 1999. A 4 percent increase in physical volume and a 9 percent increase in Financial Products revenue were partially offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro). Profit of $573 million was $85 million or 17 percent higher than the first six months of 1999. The increase was due primarily to improved manufacturing efficiencies, higher physical volume, and lower selling, general and administrative (SG&A) expenses. These favorable changes were partially offset by unfavorable other income, mostly due to discounts on the securitization of receivables. The negative impact of the U.S. dollar on sales was partially offset by the U.S. dollar's positive impact on costs.

MACHINERY AND ENGINES

Sales

(Millions of dollars)	Total	North America	EAME**	Latin America	Asia/ Pacific
Six Months Ended June 30, 2000
Machinery	$6,286	$3,694	$1,575	$413	$604
Engines*	3,395	1,977	868	215	335

	$9,681	$5,671	$2,443	$628	$939

Six Months Ended June 30, 1999
Machinery	$6,507	$4,092	$1,484	$405	$526
Engines*	2,912	1,689	730	213	280

	$9,419	$5,781	$2,214	$618	$806

*
Does not include internal engine transfers of $702 and $630 in 2000 and 1999, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

**
Europe, Africa & Middle East and Commonwealth of Independent States.

  Refer to table on page 19 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

    Machinery sales were $6.29 billion, a decrease of $221 million or 3 percent from the first six months of 1999. The lower sales resulted primarily from lower price realization, due to the continued effect of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro) combined with unfavorable geographic mix.

    Sales declines in North America more than offset sales increases in EAME and Asia/Pacific. Lower sales in North America reflected weaker industry demand in the United States and lower share of industry sales throughout North America. In EAME, sales increased due to improved demand and an increase in dealer inventories. In Asia/Pacific, higher dealer sales to end users more than offset lower dealer inventories. Sales in Latin America were near year-earlier levels as the slower pace of inventory reduction offset lower sales to end users.

    Engine sales were $3.40 billion, an increase of $483 million or 17 percent from the first six months of 1999 reflecting higher physical sales volume of 12 percent and higher price realization.

    Sales increased primarily due to strong worldwide sales into power generation and higher sales of truck engines in North America, where Caterpillar continues to extend its market leadership. Sales also benefited, especially in EAME, from the addition of revenues from F.G. Wilson, converted from an affiliated company to a consolidated subsidiary in July 1999.

Operating Profit

	Six Months Ended
(Millions of dollars)	June 30, 2000	June 30, 1999
Machinery	$610	$576
Engines	324	148

	$934	$724

    Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

    Machinery operating profit increased $34 million, or 6 percent from the first six months of 1999. Margin (sales less cost of goods sold) declined primarily due to lower price realization resulting from the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro) combined with unfavorable geographic mix. These unfavorable items were more than offset by lower SG&A expenses.

    Engine operating profit increased $176 million from the first six months of 1999 due to higher sales volume, better price realization and improved manufacturing efficiencies. These were partially offset by higher SG&A and R&D expenses.

    Interest expense was $13 million higher than a year ago due to higher average debt levels.

    Other income/expense reflects a net increase in expense of $40 million, primarily due to discounts taken on the sale of trade receivables.

FINANCIAL PRODUCTS

    Revenues were $689 million, up $71 million or 11 percent compared with the first six months of 1999 (excluding revenue transactions with Machinery and Engines, revenues increased $52 million or 9 percent). The increase resulted primarily from continued growth in Cat Financial's portfolio.

    Before tax profit decreased $20 million or 15 percent from the first six months of 1999. Less favorable reserve adjustments and lower investment income at Caterpillar Insurance Company Ltd. more than offset higher profit at Cat Financial from continued portfolio growth.

INCOME TAXES

    Tax expense reflects an effective annual tax rate of 32 percent in both periods.

UNCONSOLIDATED AFFILIATED COMPANIES

    The company's share of unconsolidated affiliated companies' results declined $10 million from a year ago, primarily due to weaker results at Shin Caterpillar Mitsubishi Ltd. and the conversion of F.G. Wilson from an affiliated company to a consolidated subsidiary in July 1999.

B. Liquidity & Capital Resources

    Consolidated operating cash flow was $1.19 billion through the second quarter of 2000, compared with $619 million through the second quarter of 1999. Total debt as of June 30, 2000 was $14.74 billion, an increase of $934 million from year-end 1999. During the first six months of 2000, debt related to Machinery and Engines decreased $40 million, to $3.28 billion, while debt related to Financial Products, including intercompany debt with Machinery and Engines, increased $1.17 billion to $11.96 billion.

    In 1998, the board of directors authorized a share repurchase program to reduce the number of outstanding shares to 320 million over a three to five year period. During the second quarter of 2000, 3.06 million shares were repurchased under the plan. The number of shares outstanding at June 30, 2000, was 345.7 million.

Machinery and Engines

    Operating cash flow was $1.03 billion through the second quarter of 2000, compared with $694 million for the same period a year ago. This increase was primarily due to a favorable change in working capital and higher profits during the first six months of 2000 compared to the first six months of 1999.

    Capital expenditures through the second quarter of 2000, excluding equipment leased to others, were $246 million compared with $262 million for the same period a year ago. Total debt decreased by $40 million during the first six months of 2000. Our debt to debt plus equity ratio as of June 30, 2000 was 38%.

Financial Products

    Operating cash flow was $200 million through the second quarter 2000, compared with a negative $39 million through the second quarter of 1999. The increase is primarily due to a favorable change in accounts payable and accrued expenses during the first six months of 2000. Cash used to purchase equipment leased to others was $312 million in 2000. In addition, net cash used for finance receivables was $2.3 billion through the second quarter of 2000, compared with $2.0 billion through the second quarter of 1999.

    Financial Products' debt was $11.96 billion at June 30, 2000, an increase of $1.17 billion from December 31, 1999, and primarily comprised $8.36 billion of medium term notes, $503 million of notes payable to Caterpillar, $56 million of notes payable to banks and $2.88 billion of commercial paper. June 30, 2000, finance receivables past due over 30 days were 3.16%, compared with 2.21% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.4:1 at June 30, 2000, compared with 7.8:1 at December 31, 1999.

    Financial Products had outstanding credit lines totaling $4.94 billion at June 30, 2000, which included $2.60 billion of shared revolving credit agreements with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills and bank borrowings. Also included are variable-amount lending agreements with Caterpillar. Under these agreements, Financial Products (Cat Financial) may borrow up to $830 million from Machinery and Engines (Caterpillar Inc.).

Reconciliation of Machinery and Engine Sales by Geographic Region to
External Sales by Marketing Segment

	Three-months ended		Six-months ended
(Millions of dollars)	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 1999
North American Geographic Region	$2,944	$2,872	$5,671	$5,781
Power Products sales not included in the North America Marketing segment	(1,003)	(919)	(1,977)	(1,689)
Company owned dealer sales included in the All Other segment	(85)	(103)	(158)	(190)
Certain governmental sales included in the All Other segment	(47)	(26)	(75)	(50)
Other*	(43)	(90)	(120)	(192)

North American Marketing external sales	$1,766	$1,734	$3,341	$3,660

EAME Geographic Region	$1,274	$1,156	$2,443	$2,214
Power Products sales not included in the EAME Marketing segment	(298)	(277)	(579)	(525)
Other*	(107)	(89)	(203)	(173)

EAME Marketing external sales	$869	$790	$1,661	$1,516

Latin America Geographic Region	$344	$331	$628	$618
Power Products sales not included in the Latin America Marketing segment	(30)	(64)	(69)	(96)
Other*	14	27	44	44

Latin America Marketing external sales	$328	$294	$603	$566

Asia Pacific Geographic Region	$494	$462	$939	$806
Power Products sales not included in the Asia/Pacific Marketing segment	(81)	(66)	(132)	(116)
Other *	(63)	(44)	(116)	(73)

Asia Pacific Marketing external sales	$350	$352	$691	$617

*
Represents primarily external sales of the Construction & Mining Products and the All Other segments.

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

World Economic Factors

    Our current outlook calls for recovery to continue in Latin America. North America, Europe, Africa & Middle East should register improved growth, while strong growth is expected to continue in Asia. If, for any reason, these projected growth rates falter, sales would likely be lower than anticipated in the affected region. In general, renewed currency speculation, significant declines in the stock markets, political disruptions or much higher interest rates could result in weaker than anticipated economic growth and sales. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

    In particular, our outlook assumes that the Japanese government remains committed to stimulating the economy and that the Brazilian government follows through with promised reforms. A reversal by either government could result in economic uncertainty and a weaker economy. Our outlook also assumes that currency and stock markets remain relatively stable. If currency or stock markets were to decline significantly, uncertainty would increase and interest rates could move higher, both of which would probably result in slower economic growth and lower sales.

    The Russian economy has improved, but political and economic uncertainty remains high and a further deterioration could impact worldwide stock or currency markets, which in turn could weaken Company sales.

Commodity Prices

    The outlook for our sales also depends on commodity prices, most of which are expected to trend slightly higher through 2000. Oil prices have moved up considerably since the start of last year and are expected to remain high, averaging $25-$30 per barrel for the year. Agricultural prices are likely to be weak while most metals prices should be up slightly. Based on this forecast of only modest improvement in most commodity prices, equipment sales into sectors that are sensitive to commodity prices are likely to remain relatively weak for 2000.

    Weaker than anticipated world economic growth could lead to a further drop in commodity prices and lower than expected sales. Europe plays a key role in this forecast and our current outlook is for improvement leading to annual average GDP growth of about 3.3%. If Europe falters, then commodity prices could be weaker.

Monetary and Fiscal Policies

    For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. For example, if the Federal Reserve raises interest rates significantly, the U.S. economy could slow abruptly leading to an unanticipated decline in sales. The United States, in particular, is vulnerable to higher interest rates as it completes the tenth year of expansion— the longest in U.S. history. Our outlook assumes the Federal Reserve will raise interest rates 125-150 basis points in 2000, which will contribute to lower industry demand. If the Federal Reserve raises rates significantly more than anticipated, then industry demand could be even lower, potentially resulting in lower company sales.

    In general, high interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for slightly slower U.S. growth in 2000 and not recession. If, for whatever reason, the U.S. were to enter a recession, then demand for Company products could fall in the U.S. and Canada and could also be lower throughout the rest of the world.

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

Other Factors

    The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the Company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects for highways underway. If funding continues to be delayed or concentrated on bridge repair, sales could be negatively impacted.

    Results may be impacted positively or negatively by changes in the sales mix. Our outlook assumes a certain geographic mix of sales as well as a product mix of sales.

    The Company operates in a highly competitive environment and our outlook depends on a forecast of the Company's share of industry sales. A reduction in that share could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, a failure to price the product competitively, or an unexpected buildup in competitors' new machine or dealer owned rental fleets.

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

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

Non-U.S. Employee Stock Purchase Plans

    We have twenty-two employee stock purchase plans administered outside the United States for our non-U.S. employees. These plans are not registered with the Securities and Exchange Commission and are exempt from such registration pursuant to Regulation S under the Securities Act. As of June 30, 2000, these plans had approximately 5,300 participants in the aggregate. During the second quarter of 2000, a total of 26,729 shares of Caterpillar common stock or foreign denominated equivalents were distributed under these plans.

Put Options

    In conjunction with its stock repurchase program, Caterpillar sells put options to independent third parties on a private basis. These put options entitle the holder to sell shares of Caterpillar common stock to the Company on certain dates at specified prices. On June 30, 2000, 600,000 put options were outstanding with strike prices ranging from $36.50 to $41.375 per share. The put warrants expire between July 7, 2000 and August 24, 2000, and are exercisable only at maturity. During the quarter, Caterpillar received $1.1 million in proceeds from the sale of put options.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of 6/7/2000.
27	Financial Data Schedule

  (b)
  One report on Form 8-K, dated April 18, 2000 was filed during the quarter ending June 30, 2000, pursuant to Item 5 of that Form. Additional reports on Form 8-K were filed on July 20 and July 25, 2000 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.
August 9, 2000	/s/ F. LYNN MCPHEETERS	Vice President and Chief Financial Officer

(F. Lynn McPheeters)
August 9, 2000	/s/ R. RENNIE ATTERBURY III	Secretary

(R. Rennie Atterbury III)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of 6/7/2000.
27	Financial Data Schedule

QuickLinks

SUMMARY OF RESULTS
HIGHLIGHTS — SECOND-QUARTER 2000 COMPARED WITH SECOND-QUARTER 1999
OUTLOOK
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Caterpillar Inc. Statement of Results of Operations (Unaudited) (Millions of dollars except per share data)
Caterpillar Inc. Statement of Results of Operations (Unaudited) (Millions of dollars except per share data)
Caterpillar Inc. Statement of Cash Flow for the Six Months Ended (Unaudited) (Dollars in millions)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions except per share data)
Sales
Operating Profit
Sales
Operating Profit
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX