Form 10-Q
period 2000-09-30
CATERPILLAR INC
filed 2000-11-14
CIK 18230

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

At September 30, 2000, 343,753,154 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company’s results for the third quarter, you should read the entire document.

SUMMARY OF RESULTS

On October 17, 2000, Caterpillar Inc. reported third-quarter sales and revenues of $4.78 billion, $64 million or 1 percent higher than third-quarter 1999. The increase was primarily due to higher physical volume. Financial Products revenues increased $34 million or 12 percent from third-quarter 1999.

Profit per share was 62 cents, up 2 percent, on profit of $216 million, which was $3 million or 1 percent lower than third-quarter 1999. The decrease was mainly due to unfavorable currency effects and higher selling, general and administrative (SG&A), and research and development (R&D) costs. The favorable impacts of a tax adjustment, improved price realization (excluding currency) and higher sales volume largely offset the unfavorable items.

"The third quarter was a challenging one, especially considering the continued strength of the dollar and softness in key markets" said Chairman and CEO Glen Barton. "In response to these conditions, we have redoubled efforts to reduce costs to ensure we deliver acceptable results for the full year. Further, our geographic and product diversity is a major strength, and we continue to benefit from the unprecedented demand for electric power and energy development applications."

HIGHLIGHTS – THIRD-QUARTER 2000 COMPARED WITH THIRD-QUARTER 1999

  Sales and revenues of $4.78 billion were $64 million or 1 percent higher. Revenues from Financial Products increased 12 percent.
  Sales inside the United States were 49 percent of worldwide sales compared with 47 percent a year ago.
  Profit of $216 million was $3 million or 1 percent below third-quarter 1999.
  Profit per share of 62 cents was up 2 percent.
  Two million shares were repurchased during the quarter (10.4 million during 2000) under the program announced in October 1998 to reduce the number of shares outstanding to 320 million. On September 30, 2000 there were 343.8 million shares outstanding.

OUTLOOK

We continue to expect full-year 2000 sales and revenues to be slightly higher than 1999 and profit to increase moderately. Based on our preliminary outlook, a slight increase in sales and revenues is expected in 2001. (Complete outlook begins on page 14.)

Part I.     FINANCIAL INFORMATION
Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2000	1999	2000	1999	2000	1999

Sales and revenues:
Sales of Machinery and Engines	$4,452	$4,422	$4,452	$4,422	$-	$-
Revenues of Financial Products	327	293	-	-	386	326

Total sales and revenue	4,779	4,715	4,452	4,422	386	326

Operating costs:
Cost of goods sold	3,471	3,470	3,471	3,470	-	-
Selling, general, and administrative expenses	650	616	526	500	134	124
Research and development expenses	161	151	161	151	-	-
Interest expense of Financial Products	186	142	-	-	202	149

Total operating costs	4,468	4,379	4,158	4,121	336	273

Operating profit	311	336	294	301	50	53

Interest expense excluding Financial Products	71	71	71	71	-	-
Other income (expense)	25	62	(32)	33	24	11

Consolidated profit before tax	265	327	191	263	74	64

Provision for income tax	45	104	19	81	26	23

Profit of consolidated companies	220	223	172	182	48	41

Equity in profit (loss) of unconsolidated Affiliated companies (Note 4)	(4)	(4)	(5)	(4)	1	-
Equity in profit of Financial Products’ Subsidiaries	-	-	49	41	-	-

Profit	$216	$219	$216	$219	$49	$41

Profit per share of common stock (Note 6)	$0.63	$0.62

Profit per share of common stock – assuming dilution (Note 6)	$0.62	$0.61

Cash dividends paid per share of common stock	$0.34	$0.33

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

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2000	1999	2000	1999	2000	1999

Sales and revenues:
Sales of Machinery and Engines	$14,133	$13,841	$14,133	$13,841	$-	$-
Revenues of Financial Products	928	842	-	-	1,075	944

Total sales and revenue	15,061	14,683	14,133	13,841	1,075	944

Operating costs:
Cost of goods sold	10,869	10,791	10,869	10,791	-	-
Selling, general, and administrative expenses	1,934	1,901	1,563	1,567	399	356
Research and development expenses	473	458	473	458	-	-
Interest expense of Financial Products	509	407	-	-	546	425

Total operating costs	13,785	13,557	12,905	12,816	945	781

Operating profit	1,276	1,126	1,228	1,025	130	163

Interest expense excluding Financial Products	216	203	216	203	-	-
Other income (expense)	65	127	(74)	31	57	34

Consolidated profit before tax	1,125	1,050	938	853	187	197

Provision for income tax	319	336	254	264	65	72

Profit of consolidated companies	806	714	684	589	122	125

Equity in profit (loss) of unconsolidated Affiliated companies (Note 4)	(17)	(7)	(19)	(7)	2	-
Equity in profit of Financial Products’ Subsidiaries	-	-	124	125	-	-

Profit	$789	$707	$789	$707	$124	$125

Profit per share of common stock (Note 6)	$2.27	$1.99

Profit per share of common stock – assuming dilution (Note 6)	$2.25	$1.97

Cash dividends paid per share of common stock	$0.99	$0.93

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

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Changes in Stockholders’ Equity
For the Nine Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated
	September 30,		September 30,
	2000		1999

Common Stock:
Balance at beginning of period	$(1,230)		$(993)
Common shares issued, including treasury shares reissued: September 30, 2000 – 349,973; September 30, 1999 – 1,477,728	13		20
Treasury shares purchased: September 30, 2000 – 10,374,700; September 30, 1999 – 4,108,400	(397)		(218)

Balance at end of period	(1,614)		(1,191)

Profit employed in the business:
Balance at beginning of period	6,617		6,123
Profit	789	$789	707	$707
Dividends declared	(231)		(222)

Balance at end of period	7,175		6,608

Accumulated other comprehensive income:
Foreign currency translation adjustment: (1)
Balance at beginning of period	125		65
Aggregate adjustment for period	(83)	(83)	20	20

Balance at end of period	42		85

Minimum Pension Liability Adjustment: (1)
Balance at beginning of period	(47)		(64)
Aggregate adjustment for period	(11)	(11)	(40)	(40)

Balance at end of period	(58)		(104)

Comprehensive income		$695		$687

Stockholders’ equity at end of period	$5,545		$5,398

(1)No reclassification adjustments to report.
See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Financial Position *
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2000	1999	2000	1999	2000	1999

Assets
Current assets:
Cash and short-term investments	$398	$548	$319	$440	$79	$108
Receivables – trade and other	2,471	3,233	2,305	2,357	1,101	1,761
Receivables – finance	5,620	4,206	-	-	5,620	4,206
Deferred income taxes	436	405	422	394	14	11
Prepaid expenses	871	748	878	765	3	3
Inventories (Note 5)	2,644	2,594	2,644	2,594	-	-

Total current assets	12,440	11,734	6,568	6,550	6,817	6,089

Property, plant and equipment – net	5,273	5,201	4,162	4,287	1,111	914
Long-term receivables – trade and other	71	95	71	95	-	-
Long-term receivables – finance	5,984	5,588	-	-	5,984	5,588
Investments in unconsolidated affiliated companies (Note 4)	518	553	477	523	41	30
Investments in Financial Products’ subsidiaries	-	-	1,545	1,464	-	-
Deferred income taxes	908	954	936	974	11	9
Intangible assets	1,488	1,543	1,485	1,541	3	2
Other assets	1,158	967	772	648	386	319

Total assets	$27,840	$26,635	$16,016	$16,082	$14,353	$12,951

Liabilities
Current liabilities:
Short-term borrowings	$610	$770	$168	$51	$748	$1,030
Accounts payable	2,263	2,003	2,415	2,317	202	41
Accrued expenses	1,105	1,048	744	758	451	337
Accrued wages, salaries, and employee benefits	1,124	1,115	1,113	1,104	11	11
Dividends payable	-	115	-	115	-	29
Deferred and current income taxes payable	99	23	46	(12)	53	35
Deferred liability	-	-	-	-	279	190
Long-term debt due within one year	2,906	3,104	204	167	2,702	2,937

Total current liabilities	8,107	8,178	4,690	4,500	4,446	4,610

Long-term debt due after one year	11,144	9,928	2,839	3,099	8,305	6,829
Liability for postemployment benefits	2,537	2,536	2,537	2,536	-	-
Deferred income taxes and other liabilities	507	528	405	482	57	48

Total Liabilities	22,295	21,170	10,471	10,617	12,808	11,487

Stockholders’ Equity
Common Stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (9/30/00 – 407,447,312; 12/31/99 – 407,447,312) at paid in amount	1,049	1,045	1,049	1,045	786	762
Profit employed in the business	7,175	6,617	7,175	6,617	866	744
Accumulated other comprehensive income	(16)	78	(16)	78	(107)	(42)
Treasury stock (9/30/00 – 63,694,158; 12/31/99– 53,669,431) at cost	(2,663)	(2,275)	(2,663)	(2,275)	-	-

Total Stockholders’ Equity	5,545	5,465	5,545	5,465	1,545	1,464

Total Liabilities and Stockholders’ Equity	$27,840	$26,635	$16,016	$16,082	$14,353	$12,951

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

See accompanying notes to Consolidated Financial Statements
* Unaudited except for Consolidated December 31, 1999 amounts.

Caterpillar Inc.
Statement of Cash Flow for the Nine Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	September 30,		September 30,		September 30,
	2000	1999	2000	1999	2000	1999

Cash Flow from Operating Activities:
Profit	$789	$707	$789	$707	$124	$125
Adjustments for non-cash items:
Depreciation and amortization	769	702	591	559	178	143
Profit of Financial Products	-	-	(124)	(125)	-	-
Other	114	(6)	(12)	(64)	68	57
Changes in assets and liabilities:
Receivables – trade and other	(260)	275	42	278	(200)	200
Inventories	(32)	187	(32)	187	-	-
Accounts payable and accrued expenses	317	39	101	(103)	215	(42)
Other – net	(54)	(158)	(62)	(156)	18	16

Net cash provided by operating activities	1,643	1,746	1,293	1,283	403	499

Cash Flow from Investing Activities:
Capital expenditures – excluding equipment leased to others	(396)	(438)	(386)	(435)	(10)	(3)
Expenditures for equipment leased to others	(476)	(306)	(6)	(11)	(470)	(295)
Proceeds from disposals of property, plant and equipment	165	156	21	23	144	133
Additions to finance receivables	(11,265)	(6,438)	-	-	(11,265)	(6,438)
Collection of finance receivables	8,529	4,235	-	-	8,529	4,235
Proceeds from the sale of finance receivables	1,510	921	-	-	1,510	921
Net intercompany borrowings	-	-	(19)	-	(43)	21
Investments and acquisitions (net of cash acquired)	(85)	(282)	(76)	(258)	(9)	(24)
Other – net	(177)	(159)	(127)	(251)	(74)	18

Net cash used for investing activities	(2,195)	(2,311)	(593)	(932)	(1,688)	(1,432)

Cash Flow from Financing Activities:
Dividends paid	(345)	(330)	(345)	(330)	(29)	(36)
Common stock issued, including treasury shares reissued	3	10	3	10	24	74
Treasury shares purchased	(397)	(218)	(397)	(218)	-	-
Net intercompany borrowings	-	-	43	(21)	19	-
Proceeds from long-term debt issued	3,622	3,782	10	306	3,612	3,476
Payments on long-term debt	(2,451)	(1,651)	(196)	(107)	(2,255)	(1,544)
Short-term borrowings – net	1	(1,097)	116	(62)	(115)	(1,035)

Net cash provided by (used for) financing activities	433	496	(766)	(422)	1,256	935

Effect of exchange rate on cash	(31)	(8)	(55)	(11)	-	3

(Decrease) Increase in cash and short-term investments	(150)	(77)	(121)	(82)	(29)	5

Cash and short-term investments at the beginning of the period	548	360	440	303	108	57

Cash and short-term investments at the end of the period	$398	$283	$319	$221	$79	$62

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

See accompanying notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

  In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and nine-month periods ended September 30, 2000 and 1999, (b) the changes in stockholders’ equity for the nine-month periods ended September 30, 2000 and 1999, (c) the consolidated financial position at September 30, 2000 and December 31, 1999, and (d) the consolidated statement of cash flow for the nine-month periods ended September 30, 2000 and 1999, have been made. Certain amounts for prior periods have been reclassified to conform with the current period financial statement presentation.

  The results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results for the entire year 2000.

  The company has reviewed the status of its environmental and legal contingencies and believes there are no material changes from that disclosed in Form 10-K for the year ended December 31, 1999.

  Unconsolidated Affiliated Companies

	Three Months Ended		Nine Months Ended
Results of Operations	June 30,	June 30,	June 30,	June 30,
(unaudited)	2000	1999	2000	1999

Sales	$726	$599	$2,120	$2,249
Cost of sales	571	462	1,679	1,782

Gross profit	$155	$137	$441	$467

Profit (Loss)	$(9)	$(7)	$(33)	$(10)

  Combined financial information of the unconsolidated affiliated companies was as follows:

Financial Position	June 30,	Sept. 30,
(unaudited)	2000	1999

Assets:
Current assets	$1,652	$1,641
Property, plant and equipment – net	1,012	978
Other	425	415

	3,089	3,034
Liabilities:
Current liabilities	1,293	1,306
Long-term debt due after one year	598	512
Other liabilities	367	318

	2,258	2,136

Ownership	$831	$898

  Inventories (principally "last-in, first-out" method) comprised the following:

	Sept. 30,	December 31,
	2000	1999
	(unaudited)

Raw materials and work-in-process	$998	$969
Finished goods	1,452	1,430
Supplies	194	195

	$2,644	$2,594

  Following is a computation of profit per share:
		Three Months Ended		Nine Months Ended
		Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
		2000	1999	2000	1999
		(unaudited)		(unaudited)

I.	Profit – Consolidated (A)	$216	$219	$789	$707

II.	Determination of shares (millions):
	Weighted average common shares outstanding (B)	344.5	355.0	347.8	355.8
	Assumed conversion of stock options	1.8	4.9	2.3	4.1

	Weighted average common shares outstanding –assuming dilution (C)	$346.3	$359.9	$350.1	$359.9

III.	Profit per share of common stock (A/B)	$0.63	$0.62	$2.27	$1.99
	Profit per share of common stock – assuming dilution (A/C)	$0.62	$0.61	$2.25	$1.97

  The reserve for plant closing and consolidation costs includes the following:
	September 30,	December 31, 1999
	2000
	(unaudited)

Write down of property, plant, and equipment	$70	$70
Employee severance benefits	10	16
Rearrangement, start-up costs, and other	2	3

Total reserve	$82	$89

The write-down of property, plant, and equipment establishes a new cost basis for assets that have been permanently impaired. Employee severance benefits (e.g., pension, medical, and supplemental unemployment benefits) are provided to employees affected by plant closings and consolidations. The reserve for such benefits is reduced as the benefits are provided.

  Future Accounting Changes

  In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that an entity record all derivatives in the statement of financial position at their fair value. It also requires changes in fair value to be recorded each period in current earnings or other comprehensive income depending upon the purpose for using the derivative and/or its qualification, designation, and effectiveness as a hedging transaction. As required by SFAS 137, which defers the implementation of SFAS 133, we will adopt this new accounting standard for the fiscal year beginning January 1, 2001. The financial statement impact of adopting SFAS 133 will depend upon a variety of factors including changes in market conditions, changes in our derivative portfolio and future interpretive guidance from the FASB. However, based upon conditions that exist today, the adoption of SFAS 133 would not have a material impact on our financial statements.

  In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, in October 2000 the SEC issued Frequently Asked Questions and Answers (FAQs) relating to SAB 101. As required by SAB 101B, which defers the implementation of SAB 101, we will adopt this guidance for the fourth quarter of 2000. The Company believes the adoption of SAB 101 will not have a material impact on our financial statements.

  Segment Information

  Caterpillar is organized based on a decentralized structure that has established accountabilities to continually improve business focus and increase our ability to react quickly to changes in both the global business cycle and competitors’ actions. Our current structure uses a product, geographic matrix organization comprised of multiple profit center and service center divisions.

  We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division’s contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management’s Discussion and Analysis beginning on page 11.

Three months ended Sept. 30,	Business Segments
2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total

External sales and revenues	$318	$68	$801	$402	$294	$1,357	$1,312	$283	$4,835
Intersegment sales and revenues	2	1,715	157	-	27	1,093	52	424	3,470

Total sales and revenues	$320	$1,783	$958	$402	$321	$2,450	$1,364	$707	$8,305

Accountable Profit	$4	$110	$41	$70	$7	$105	$(17)	$54	$374

Accountable assets at September 30, 2000	$328	$2,241	$852	$14,000	$605	$3,729	$2,309	$2,138	$26,202

1999	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total

External sales and revenues	$385	$59	$776	$360	$307	$1,431	$1,195	$238	$4,751
Intersegment sales and revenues	1	1,529	140	1	28	1,173	39	409	3,320

Total sales and revenues	$386	$1,588	$916	$361	$335	$2,604	$1,234	$647	$8,071

Accountable Profit	$20	$91	$30	$56	$14	$93	$(15)	$37	$326

Accountable assets at December 31, 1999	$361	$2,389	$856	$12,776	$582	$3,926	$852	$2,077	$23,819

Nine months ended Sept. 30,	Business Segments
2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total

External sales and revenues	$1,009	$176	$2,462	$1,132	$897	$4,114	$4,653	$761	$15,204
Intersegment sales and revenues	5	5,847	537	-	110	3,493	131	1,360	11,483

Total sales and revenues	$1,014	$6,023	$2,999	$1,132	$1,007	$7,607	$4,784	$2,121	$26,687

Accountable Profit	$39	$543	$154	$174	$25	$314	$54	$181	$1,484

1999	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total

External sales and revenues	$1,002	$150	$2,292	$1,043	$873	$3,857	$4,855	$722	$14,794
Intersegment sales and revenues	3	5,628	560	6	80	3,216	143	1,305	10,941

Total sales and revenues	$1,005	$5,778	$2,852	$1,049	$953	$7,073	$4,998	$2,027	$25,735

Accountable Profit	$41	$515	$116	$169	$25	$142	$43	$155	$1,206

	Three months ended		Nine months ended
Reconciliation of Profit Before Tax:	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2000	1999	2000	1999
	(unaudited)		(unaudited)

Total accountable profit from business segments	$374	$326	$1,484	$1,206
Methodology differences	(96)	30	(270)	(19)
Corporate costs	(41)	(45)	(153)	(177)
Other	28	16	64	40

Total consolidated profit before tax	$265	$327	$1,125	$1,050

Item 2.     Management’s Discussion and Analysis of Results of Operations
and Liquidity and Capital Resources

A.     Consolidated Results of Operations

THIRD-QUARTER 2000 COMPARED WITH THIRD-QUARTER 1999

Sales and revenues for the third-quarter 2000 were $4.78 billion, 1 percent higher than third-quarter 1999. A 2 percent increase in physical sales volume and a 12 percent increase in Financial Products revenues were mostly offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro). Profit of $216 million was $3 million or 1 percent lower than third-quarter 1999. The decrease was due primarily to higher SG&A and R&D costs. Other income was also unfavorable, mostly due to foreign exchange losses and discounts on the securitization of receivables. The favorable impact of price realization (excluding currency) and higher physical volume, combined with a favorable adjustment to the provision for income taxes mostly offset these unfavorable items. The negative impact of the U.S. dollar on sales was mostly offset by the U.S. dollar’s positive impact on costs.

MACHINERY AND ENGINES
Sales
(Millions of dollars)	Total	North America	EAME **	Latin America	Asia/ Pacific

Three Months Ended Sept. 30, 2000
Machinery	$2,776	$1,511	$753	$210	$302
Engines *	1,676	892	470	138	176

	$4,452	$2,403	$1,223	$348	$478

Three Months Ended Sept. 30, 1999
Machinery	$2,661	$1,373	$737	$205	$346
Engines *	1,761	925	493	173	170

	$4,422	$2,298	$1,230	$378	$516

* Does not include internal engine transfers of $331 and $281 in 2000 and 1999, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
** Europe, Africa & Middle East and Commonwealth of Independent States
Refer to table on page 19 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $2.78 billion, an increase of $115 million or 4 percent from third-quarter 1999. Physical sales volume increased 6 percent from a year ago reflecting a significantly slower rate of dealer inventory reduction, which more than offset lower retail demand. Price realization declined, primarily due to the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro).

Sales improved in North America, Latin America and EAME, which more than offset lower sales in Asia/Pacific. In North America, the positive impact of a slower rate of dealer inventory reduction more than offset weaker retail demand. In Latin America, sales increased due to higher retail demand. In EAME, sales were up because of increased dealer inventory during the quarter and improved retail demand, especially in Africa & Middle East, which more than offset the impact of the weak euro on translation of higher European sales into U.S. dollars. Sales in Asia/Pacific declined due to lower retail sales.

Engine sales were $1.68 billion, down $85 million or 5 percent from a year ago.  Physical sales volume declined 5 percent.

The majority of the quarterly sales decline resulted from sharply lower industry sales of engines to North American truck manufacturers. Global demand for electric power products continued to grow strongly, particularly in North America, and sales to petroleum industries strengthened.

Operating Profit
	Three Months Ended
(Millions of dollars)	Sept. 30, 2000	Sept. 30, 1999

Machinery	$143	$160
Engines	151	141

	$294	$301

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $17 million, or 11 percent from third-quarter 1999. Unfavorable product mix and higher SG&A expenses were partially offset by margin (sales less cost of goods sold) improvement primarily due to the higher sales volume and improved price realization (excluding currency).

Engine operating profit increased $10 million, or 7 percent, from third-quarter 1999. The increase was primarily due to improved manufacturing efficiencies and better product mix related to increased demand for electric power. These positive factors were partially offset by lower sales volume of truck engines and higher SG&A and R&D costs.

Interest expense was unchanged from a year ago.

Other income/expense was expense of $32 million compared with income of $33 million last year. The adverse change was mostly due to unfavorable foreign exchange results and discounts taken on the sale of trade receivables.

FINANCIAL PRODUCTS

Revenues for the third quarter were $386 million, up $60 million or 18 percent compared with third-quarter 1999 (excluding revenue transactions with Machinery and Engines, revenues increased $34 million or 12 percent). The increase resulted primarily from continued growth in Cat Financial's portfolio.

Before tax profit increased $10 million or 16 percent from third-quarter 1999. The increase resulted primarily from an increased portfolio.

INCOME TAXES

Third-quarter tax expense reflects an estimated annual tax rate of 32 percent for both 2000 and 1999. Additionally, third-quarter 2000 income tax expense was favorably affected by the reversal of a valuation allowance of $39 million at Caterpillar Brasil Ltda.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results was unchanged from third quarter a year ago.

SUPPLEMENTAL INFORMATION

Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations

Sales (including both sales to end users and deliveries to dealer rental operations) in North America were lower than third-quarter 1999 as lower industry demand in both the United States and Canada more than offset a higher share of industry sales. For the region, sales into general construction, mining, forestry and industrial sectors declined. Sales into heavy construction were up compared to year earlier due to increases in highway construction. Sales were also higher into waste, agriculture and quarry & aggregates.

Sales increased in EAME. In Europe, sales were flat as gains in Spain and France were offset by declines in Germany, the United Kingdom and Italy. Sales were up in Africa & Middle East primarily due to increases in Turkey, which more than offset lower sales in Egypt and South Africa. For the EAME region, sales increased into heavy construction and industrial sectors. Sales into general construction, agriculture and waste declined. Sales into mining, quarry & aggregates and forestry remained near year-earlier levels.

In Latin America, sales were higher reflecting improved economic conditions. Sales increased in most countries including Brazil and Mexico, more than offsetting lower sales in Argentina. For the region, sales were higher in most sectors, especially heavy construction and mining.

In Asia/Pacific, sales were lower due to declines in India, Australia and Indonesia, which more than offset gains in China. For the region, sales were lower in all sectors, especially mining, heavy construction and forestry.

Dealer Inventories of New Machines

Worldwide dealer new machine inventories at the end of the third quarter were lower than a year ago. Declines in North America and Asia/Pacific more than offset increases in EAME and Latin America.

Inventories compared to current selling rates were lower than a year ago in North America, Latin America and Asia/Pacific and near year-earlier levels in EAME.

Engine Sales to End Users and OEMs

Sales were lower in North America due to sharp reductions in sales of on-highway truck engines. North American truck manufacturers cut production rates as their customers reacted to high fuel prices, driver shortages and declining values for used trucks. Caterpillar continued to extend its market leadership in the on-highway truck engine industry. Surging demand for distributed power solutions for telecommunication industries and internet service providers resulted in robust sales of electric power products.

Sales in EAME improved due primarily to higher demand from the petroleum sector. In Latin America, sales were lower primarily due to declines in sales of truck engines. In Asia/Pacific, sales were higher primarily due to increases in the petroleum sector.

EMPLOYMENT

At the end of third-quarter 2000, Caterpillar's worldwide employment was 67,510 compared with 67,302 one year ago. Employment outside the United States grew by approximately 1,390 as we expanded operations to meet increased demand.

OUTLOOK

Summary

Company sales and revenues are forecast to increase slightly in 2000 as higher sales in EAME and Asia/Pacific more than offset lower sales in North America. Machine sales are expected to be about flat as a decline in North America is offset by an increase in the rest of the world. Engine sales are forecast to be up in North America, EAME and Asia/Pacific, primarily reflecting strong demand in electric power and petroleum markets. Engine sales in Latin America are expected to be about flat. In total, company sales and revenues are expected to increase slightly in 2000 due to higher engine sales and increased financial revenues. Profit is forecast to increase moderately.

North America

In North America, engine sales are forecast to be up slightly in 2000, mainly due to robust demand in electric power and petroleum markets. Truck engine sales will decline in 2000 despite further gains in Cat’s leadership position in the market. Although compact and agriculture machine sales are forecast to be up, total machine sales are forecast to decline slightly due to lower U.S. private construction activity and lower deliveries to dealer rental fleets. Retail industry demand for construction equipment (excluding compact machines) is expected to decline by 10 to 12 percent in 2000. Highway construction contracts finally started to accelerate in the summer, which should lead to higher sales of highway construction equipment. Company machine sales in North America are still forecast to benefit from less dealer inventory reduction, but this will not be enough to offset lower industry demand in the United States. In total, company sales in North America for this year are projected to be down slightly, as higher engine sales are more than offset by lower machine sales.

EAME

In Western Europe, GDP growth is expected to accelerate from 2.3 percent in 1999 to 3.2 percent this year, leading to higher machine and engine sales. In Africa & Middle East, better economic growth combined with higher oil and gas prices is also generating gains in machine and engine sales. Sales in Russia and elsewhere in the Commonwealth of Independent States (CIS), while beginning to improve, remain at relatively low levels. For the region as a whole, company sales are expected to be up in 2000, despite the weak euro’s unfavorable impact on the translation of European sales into dollars.

Asia/Pacific

The economic recovery in developing Asia, which commenced in 1999, has continued in 2000 with GDP growth expected to be 6.5 percent this year. China, in particular, is expected to have GDP growth accelerate from 6.5 percent in 1999 to 7.5 percent in 2000. Machine sales in developing Asia are expected to be down slightly, as higher sales to users are more than offset by a reduction in dealer inventories. Engine sales in developing Asia are forecast to be up, mainly due to gains in petroleum and electric power. In Australia, good economic growth should lead to higher machine sales volume, but lower engine sales and a weak Australian dollar are likely to result in lower overall U.S. dollar sales for Australia. Growth in Japan is expected to be weak and machine sales are expected to be flat. For the region as a whole, Company sales are expected to be up.

Latin America

The region has experienced a strong recovery and GDP growth is expected to accelerate from flat in 1999 to a 4 percent increase in 2000. Combined with higher base metals and oil prices, this improved growth should lead to higher machine and reciprocating engine sales. Sales of turbine engines, however, are likely to be lower. Company sales for the region as a whole are expected to be flat.

Preliminary 2001 Outlook

In North America, engine sales are expected to be about flat, as higher sales to petroleum and electric power markets are forecast to offset a projected further decline in truck engines. In the United States, industry demand for machines is expected to decline as economic growth slows from 5 percent in 2000 to 3.5 percent in 2001. In Canada, however, industry demand for machines is expected to increase due to continued strong demand in heavy construction, oil sands and petroleum. Machine sales for North America as a whole are forecast to decline slightly. Overall, sales of machines and engines in North America are expected to be flat to down slightly in 2001.

In EAME, sales of machines and engines are expected to be up. In Europe, sales should benefit from continued economic growth, although recent interest rate increases and higher oil prices could undermine business confidence. Sales in Africa & Middle East should benefit from favorable commodity prices, particularly oil. In CIS, sales also should increase as the Russian recovery continues and the oil exporting nations of the region experience stronger economic growth.

In Asia/Pacific, good economic growth is expected to continue in developing Asia. For the Asia/Pacific region as a whole, sales of machines and engines are expected to be up in 2001. However, continued political instability in Indonesia remains a concern.

In Latin America, continued economic growth combined with higher oil and other commodity prices is forecast to lead to higher machine and engine sales.

In summary, company sales and revenues are forecast to increase slightly in 2001 due to higher sales in EAME, Asia/Pacific and Latin America. Sales in North America are forecast to be flat to down slightly.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

Sales and revenues for the nine months ended September 30, 2000 were $15.06 billion, $378 million or 3 percent higher than the first nine months of 1999. A 3 percent increase in physical volume and a 10 percent increase in Financial Products revenue were partially offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro). Profit of $789 million was $82 million or 12 percent higher than the first nine months of 1999. The increase was due primarily to improved manufacturing efficiencies, higher physical volume, improved price realization (excluding currency) and a favorable adjustment to the provision for income taxes. These favorable changes were partially offset by unfavorable other income, mostly due to foreign exchange losses and discounts on the securitization of receivables. The negative impact of the U.S. dollar on sales was partially offset by the U.S. dollar’s positive impact on costs.

MACHINERY AND ENGINES
Sales
(Millions of dollars)	Total	North America	EAME **	Latin America	Asia/ Pacific

Nine Months Ended Sept. 30, 2000
Machinery	$9,062	$5,205	$2,328	$623	$906
Engines *	5,071	2,869	1,338	353	511

	$14,133	$8,074	$3,666	$976	$1,417

Nine Months Ended Sept. 30, 1999
Machinery	$9,168	$5,465	$2,221	$610	$872
Engines *	4,673	2,614	1,223	386	450

	$13,841	$8,079	$3,444	$996	$1,322

* Does not include internal engine transfers of $1,033 and $911 in 2000 and 1999, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
** Europe, Africa & Middle East and Commonwealth of Independent States
Refer to table on page 19 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $9.06 billion, a decrease of $106 million or 1 percent from the first nine months of 1999. The lower sales resulted primarily from lower price realization, due to the continued effect of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro) combined with unfavorable geographic mix, partially offset by a 2 percent increase in physical sales volume.

Sales declines in North America more than offset increases in EAME, Asia/Pacific and Latin America. Lower sales in North America resulted from weaker industry demand in the United States. Sales declines were tempered, however, by growth in dealer new machine inventories during the first nine months of 2000 in contrast to sharp reductions a year earlier. In EAME, sales increased due to improved retail demand and higher dealer new machine inventories. In Asia/Pacific, dealer sales to end users were higher. Sales in Latin America were near year-earlier levels as higher dealer inventories offset lower sales to end users.

Engine sales were $5.07 billion, an increase of $398 million or 9 percent from the first nine months of 1999 reflecting higher physical sales volume of 6 percent and higher price realization.

Sales increased primarily due to strong worldwide demand for electric power products, which more than offset lower sales of truck engines in North America. Caterpillar continues to extend its market leadership in the North American on-highway truck engine industry. Sales also benefited from the addition of revenues from F.G. Wilson, converted from an affiliated company to a consolidated subsidiary in July 1999, especially in EAME.

Operating Profit
	Nine Months Ended
(Millions of dollars)	Sept. 30, 2000	Sept. 30, 1999

Machinery	$753	$736
Engines	475	289

	$1,228	$1,025

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit increased $17 million, or 2 percent from the first nine months of 1999. Margin (sales less cost of goods sold) declined primarily due to lower price realization resulting from the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro) combined with unfavorable geographic mix. These unfavorable items were more than offset by lower SG&A expenses.

Engine operating profit increased $186 million from the first nine months of 1999 due to higher sales volume, better price realization and improved manufacturing efficiencies. These were partially offset by higher SG&A and R&D expenses.

Interest expense was $13 million higher than a year ago due to higher average debt levels.

Other income/expense was expense of $74 million compared with income of $31 million last year. The adverse change was mostly due to discounts taken on the sale of trade receivables and unfavorable foreign exchange results.

FINANCIAL PRODUCTS

Revenues were $1,075 million, up $131 million or 14 percent compared with the first nine months of 1999 (excluding revenue transactions with Machinery and Engines, revenues increased $86 million or 10 percent). The increase resulted primarily from continued growth in Cat Financial's portfolio.

Before tax profit decreased $10 million or 5 percent from the first nine months of 1999. Less favorable reserve adjustments and lower investment income at Caterpillar Insurance Company Ltd. more than offset higher profit at Cat Financial from continued portfolio growth.

INCOME TAXES

Tax expense reflects an effective annual tax rate of 32 percent in both periods. Additionally, income tax expense was favorably affected by the reversal of a valuation allowance of $39 million at Caterpillar Brasil Ltda.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results declined $10 million from a year ago, primarily due to weaker results at Shin Caterpillar Mitsubishi Ltd. and the conversion of F.G. Wilson from an affiliated company to a consolidated subsidiary in July 1999.

B. Liquidity & Capital Resources

Consolidated operating cash flow was $1.64 billion through the third quarter of 2000, compared with $1.75 billion through the third quarter of 1999. Total debt as of September 30, 2000 was $14.66 billion, an increase of $858 million from year-end 1999. During the first nine months of 2000, debt related to Machinery and Engines decreased $106 million, to $3.21 billion, while debt related to Financial Products increased $959 million to $11.76 billion.

In 1998, the board of directors authorized a share repurchase program to reduce the number of outstanding shares to 320 million over a three to five year period. During the third quarter of 2000, 1.98 million shares were repurchased under the plan. The number of shares outstanding at September 30, 2000, was 343.8 million.

Machinery and Engines

Operating cash flow was $1.29 billion through the third quarter of 2000, compared with $1.28 billion for the same period a year ago. Capital expenditures through the third quarter of 2000, excluding equipment leased to others, were $386 million compared with $435 million for the same period a year ago. Total debt decreased by $106 million during the first nine months of 2000. Our debt to debt plus equity ratio as of September 30, 2000 was 36.7%.

Financial Products

Operating cash flow was $403 million through the third quarter 2000, compared with $499 million through the third quarter of 1999. Cash used to purchase equipment leased to others was $470 million in 2000. In addition, net cash used for finance receivables was $1.23 billion through the third quarter of 2000, compared with $1.28 billion through the third quarter of 1999.

Financial Products' debt was $11.76 billion at September 30, 2000, an increase of $959 million from December 31, 1999, and primarily comprised $8.77 billion of medium term notes, $306 million of notes payable to Caterpillar $74 million of notes payable to banks and $2.43 billion of commercial paper. September 30, 2000, finance receivables past due over 30 days were 3.83%, compared with 2.49% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.2:1 at September 30, 2000, compared with 7.8:1 at December 31, 1999.

Financial Products had outstanding credit lines totaling $5.04 billion at September 30, 2000, which included $2.85 billion of shared revolving credit agreements with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills and bank borrowings. Also included are variable-amount lending agreements with Caterpillar. Under these agreements, Financial Products (Cat Financial) may borrow up to $824 million from Machinery and Engines (Caterpillar Inc.).

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three-months ended		Nine-months ended
(Millions of dollars)	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999

North American Geographic Region	$2,403	$2,298	$8,074	$8,079
Engine sales included in the Power Products segment	(892)	(925)	(2,869)	(2,614)
Company owned dealer sales included in the All Other segment	(95)	(93)	(253)	(283)
Certain governmental sales included in the All Other segment	(51)	(30)	(126)	(80)
Other*	(53)	(55)	(173)	(247)

North American Marketing external sales	$1,312	$1,195	$4,653	$4,855

EAME Geographic Region	$1,223	$1,230	$3,666	$3,444
Power Products sales not included in the EAME Marketing segment	(321)	(344)	(900)	(869)
Other	(101)	(110)	(304)	(283)

EAME Marketing external sales	$801	$776	$2,462	$2,292

Latin America Geographic Region	$348	$378	$976	$996
Power Products sales not included in the Latin America Marketing segment	(68)	(89)	(137)	(185)
Other	14	18	58	62

Latin America Marketing external sales	$294	$307	$897	$873

Asia Pacific Geographic Region	$478	$516	$1,417	$1,322
Power Products sales not included in the Asia/Pacific Marketing segment	(76)	(73)	(208)	(189)
Other *	(84)	(58)	(200)	(131)

Asia Pacific Marketing external sales	$318	$385	$1,009	$1,002

*Represents primarily external sales of the Construction & Mining Products and the All Other segments.

C.    SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in our Management’s Discussion and Analysis are forward looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the
Company and the markets it serves.

World Economic Factors

Our current outlook calls for good economic growth to continue in North America, Asia Pacific, Europe, Africa & Middle East and Latin America.
If, for any reason, these projected growth rates falter, sales would likely be lower than anticipated in the affected region. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or much higher interest rates could result in weaker than anticipated economic growth and sales. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

In particular, our outlook assumes that the Japanese government remains committed to stimulating their economic economy with appropriate monetary and fiscal policies and that the Brazilian government follows through with promised fiscal and structural reforms. A reversal by either government could result in economic uncertainty and a weaker economy. Our outlook also assumes that currency and stock markets remain relatively stable, and that world oil prices move down, on average, from relatively elevated levels in the fourth quarter of 2000. If currency markets experienced a significant increase in volatility, and/or stock markets were to decline significantly, uncertainty would increase and interest rates could move higher, both of which would probably result in slower economic growth and lower sales.

The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken Company sales.

Commodity Prices

The outlook for our sales also depends on commodity prices. Consistent with our outlook for continued good economic growth worldwide in 2001, industrial metals prices are expected to be higher in 2001, on average, from levels achieved in 2000. Conversely, oil prices are expected to decline from an average of about $30 to $32 a barrel in 2000 to an average of $25 to $30 a barrel in 2001. Agricultural prices are likely to be weak. Based on this forecast, equipment sales into sectors that are sensitive to industrial metals prices and crude oil are expected to be up in 2001. Industry sales of agricultural equipment are expected to be down in 2001.

Weaker than anticipated world economic growth could lead to sharp declines in commodity prices and lower than expected sales.

Monetary and Fiscal Policies

For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. For example, if the Federal Reserve raises interest rates significantly, the U.S. economy could slow abruptly leading to an unanticipated decline in sales. The United States, in particular, is vulnerable to higher interest rates as it completes the tenth year of expansion - which is the longest in U.S. history. Our outlook assumes the Federal Reserve will keep the federal funds rate constant at 6.5% from the fourth quarter of 2000 through the fourth quarter of 2001. If the Federal Reserve raises rates, then industry demand could be lower than expected, potentially resulting in lower company sales.

In general, high interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for slightly slower U.S. growth in 2001, but not a recession. If, for whatever reason, the U.S. were to enter a recession, then demand for Company products could fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors

Political factors in the U.S. and abroad have a major impact on global companies. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company’s ability to expand its business abroad.
U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are also a number of presidential elections scheduled to take place in the fourth quarter of 2000 and in 2001 that could affect economic policy, particularly in
Latin America.

Currency Fluctuations

Currency fluctuations are also an unknown for global companies. The Company has facilities in major sales areas throughout the world and significant costs and revenues in most major currencies. This diversification greatly reduces the overall impact of currency movements on results. However, if the U.S. dollar strengthens against foreign currencies, the conversion of net non-U.S. dollar proceeds to U.S. dollars would somewhat adversely impact the Company’s results. Further, since the Company’s largest manufacturing presence is in the U.S., a sustained overvalued dollar could have an unfavorable impact on our global competitiveness.

Dealer Practices

A majority of the Company’s sales are made through its independent dealer distribution network. Dealer practices, such as changes in inventory levels for both new and rental equipment, are not within the Company’s control (primarily because these practices depend upon the dealer’s assessment of anticipated sales and the appropriate level of inventory) and may have a significant positive or negative impact on our results. In particular, the outlook assumes that inventory to sales ratios will be somewhat lower at the end of 2001 than at the end of 2000. If dealers reduce inventory levels more than anticipated, company sales will be adversely impacted.

Other Factors

The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the Company’s results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects for highways underway. In 2000, there was a material increase in the volume of highway construction contracts, which had a positive impact on sales of certain types of equipment. If funding for highway construction in 2001 is delayed, or is concentrated on bridge repair, sales could be negatively impacted.

Results may be impacted positively or negatively by changes in the sales mix. Our outlook assumes a certain geographic mix of sales as well as a product mix of sales.

The Company operates in a highly competitive environment and our outlook depends on a forecast of the Company’s share of industry sales. A reduction in that share could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, a failure to price the product competitively, or an unexpected buildup in competitors’ new machine or dealer owned rental fleets.

The environment also remains very competitive from a pricing standpoint. Additional price discounting would result in lower than anticipated price realization.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. Obvious factors such as general economic conditions throughout the world do not warrant further discussion but are noted to further emphasize the myriad of contingencies that may cause the Company’s actual results to differ from those currently anticipated.

PART II.     OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES

Non-U.S. Employee Stock Purchase Plans

We have twenty-three employee stock purchase plans administered outside the United States for our non-U.S. employees. These plans are not registered with the Securities and Exchange Commission and are exempt from such registration pursuant to Regulation S under the Securities Act. As of September 30, 2000, these plans had approximately 5,300 participants in the aggregate. During the third quarter of 2000, a total of 23,401 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Put Options

In conjunction with its stock repurchase program, Caterpillar sells put options to independent third parties on a private basis. These put options entitle the holder to sell shares of Caterpillar common stock to the Company on certain dates at specified prices. On September 30, 2000, 500,000 put options were outstanding with strike prices ranging from $34.25 to $35.50 per share. The put options expire between October 24, 2000 and December 7, 2000 and are exercisable only at maturity. During the quarter, Caterpillar received $.6 million in proceeds from the sale of put options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	Exhibit No.	Description
	27	Financial Data Schedule

(b)	One report on Form 8-K, dated September 29, 2000 was filed during the quarter ending September 30, 2000, pursuant to Item 5 of that form. An additional Form 8-K was filed on October 17, 2000 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

October 31, 2000	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer

(F. Lynn McPheeters)

October 31, 2000	/s/ R. Rennie Atterbury III	Secretary

(R. Rennie Atterbury III)