Form 10-K
period 2000-12-31
CATERPILLAR INC
filed 2001-03-15
CIK 18230

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

CATERPILLAR

FORM 10-K

(Mark One)
          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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

2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 2000, there were 343,396,810 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $16,042,645,570.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

  2001 Annual Meeting Proxy Statement ("Proxy Statement") - Part III
  Annual Report to Security Holders filed as an appendix to the
  2001 Annual Meeting Proxy Statement ("Appendix") - Parts I, II, and IV

2000

i

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
  Engines - design, manufacture, and marketing of engines for Caterpillar Machinery, on-highway trucks and locomotives; marine, petroleum, construction, industrial, agricultural, and other applications; electric power generation systems; and related parts. Reciprocating engines meet power needs ranging from 5 to over 22,000 horsepower (4 to over 16 200 kilowatts). Turbines range from 1,340 to 18,000 horsepower (1000 to 13 500 kilowatts).
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

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into eight operating segments for financial reporting purposes. Information about our operating segments, including geographic information, is incorporated by reference from Note 20 of the Notes to Consolidated Financial Statements on pages A-17 through A-19 of the Appendix.

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

Information about our operations in 2000 and outlook for 2001, including risks associated with foreign operations, are incorporated by reference from "Management's Discussion and Analysis" on pages A-22 through A-30 of the Appendix.

Acquisitions
During the fourth quarter of 2000 we reached an agreement with DaimlerChrysler to create a global engine alliance to develop, manufacture, market and distribute medium-duty engines and fuel systems for sale to third-party customers and for captive use. The alliance will create a medium-duty engine joint venture, a fuel systems joint venture, research and engineering cooperation, and combined purchasing volume focused on procurement synergies. The alliance is expected to be finalized in the second quarter of 2001.

During the second quarter of 1999 we acquired the remaining 51% interest in FG Wilson.
FG Wilson is a leading packager of diesel-powered generator sets. During the first quarter of 1998, we acquired the net assets of Perkins Ltd. and the stock of several related subsidiaries for $1.328 billion. Perkins is a leading manufacturer of small- to medium-sized engines. Both acquisitions were accounted for using the purchase method of accounting.

Dealers
Machines are distributed principally through a worldwide organization of dealers, 63 located in the United States and 157 located outside the United States. Worldwide, these dealers have over 2,700 places of business (including about 650 rental stores) and serve 171 countries. Reciprocating engines are sold principally through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Some of the reciprocating engines manufactured by Perkins are also sold through their worldwide distributor network. Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are our dealers' principal business. Turbines and large marine reciprocating engines are sold through sales forces employed by Solar and MaK, respectively. Occasionally, these employees are assisted by independent sales representatives.

Patents and Trademarks
Our products are sold primarily under the marks "Caterpillar," "Cat," design versions of "Cat" and "Caterpillar," "Solar," "MaK," "Perkins," "FG Wilson," and "Olympian." We own a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development
We have always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components. In 2000, 1999, and 1998, we spent $854 million, $814 million, and $838 million, respectively, on our research and engineering programs. Of these amounts, $649 million in 2000, $626 million in 1999, and $643 million in 1998 were attributable to new prime products, major component development and major improvements to existing products. The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products.

Employment
At December 31, 2000, we employed 68,440 persons of whom 30,780 were located outside the United States.

Sales
Sales outside the United States were 50% of consolidated sales for 2000, 50% for 1999, and 49% for 1998.

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

The amount set aside for environmental clean-up is not material and is included in "Accrued expenses" in Statement 3 of the Appendix. If a range of liability estimates is available on a particular site, we accrue the lower end of that range.

We cannot estimate costs on sites in the very early stages of clean-up. Currently, we have five of these sites, and there is no more than a remote chance that a material amount for clean-up will be required.

Item 1a. Executive Officers of the Registrant as of December 31, 2000
Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held

Glen A. Barton (61)	Chairman and Chief Executive Officer (1999)	Group President (1990 - 1998) Vice Chairman (1998 - 1999)
Vito H. Baumgartner (60)	Group President (2000)	Chairman, Caterpillar Overseas S.A. (1990-present) Vice President (1990-2000)
Gerald S. Flaherty (62)	Group President (1990)
James W. Owens (54)	Group President (1995)
Gerald L. Shaheen (56)	Group President (1998)	Vice President (1995-1998)
Richard L. Thompson (61)	Group President (1995)
R. Rennie Atterbury III (63)	Vice President, General Counsel and Secretary (1991)
Sidney C. Banwart (55)	Vice President (1998)	General Manager, Lafayette Plant (1995-1998)
3

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
Michael J. Baunton (49)	Vice President (1998)	Group Chief Executive, Perkins Group Ltd. (1995-1996) Divisional Managing Director, Varity Perkins (1996-1998) President, Perkins Engine Company Limited (1998 - present)
James S. Beard (59)	Vice President (1990)	President, Caterpillar Financial Services Corporation (1987-1990)
Richard A. Benson (57)	Vice President (1989)	President, Caterpillar Industrial Inc. (1989-1992)
James E. Despain (63)	Vice President (1990)
Michael A. Flexsenhar (61)	Vice President (1995)
Thomas A. Gales (52)	Vice President (2000)	President, Caterpillar Mexico S.A. de C.V. (1993-1997) Sloan Fellow, M.I.T. (1997-1998) Managing Director, Caterpillar France, S.A., Grenoble (1998-2000)
Donald M. Ings (52)	Vice President (1993)	President, Solar Turbines Incorporated (1993-1998)
Stuart L. Levenick (47)	Vice President (2000)
  Regional Manager, Caterpillar Asia Pte. Ltd. (1995-1998)
  General Manager, Commonwealth of Independent States, Caterpillar Overseas S.A. (1998-2000)
  Chairman, Shin Caterpillar Mitsubishi Ltd. (2000 - present)

Duane H. Livingston (59)	Vice President (1995)
Robert R. Macier (52)	Vice President (1998)	Business Unit Manager, Joliet Plant (1994-1998)
David A. McKie (56)	Vice President (1998)	Managing Director, Caterpillar Belgium S.A. (1995-1998)
F. Lynn McPheeters (58)	Vice President and Chief Financial Officer (1998)	Executive Vice President, Caterpillar Financial Services Corporation (1990-1996) Treasurer (1996 - 1998)
Daniel M. Murphy (53)	Vice President (1996)	Product Manager, Excavators, Aurora Plant (1990-1996) General Manager, Mossville Plant (1996)
Douglas R. Oberhelman (47)	Vice President (1995)	Chief Financial Officer (1995-1998)
Gerald Palmer (55)	Vice President (1992)
Robert C. Petterson (62)	Vice President (1991)
John E. Pfeffer (58)	Vice President (1995)	Chairman, Shin Caterpillar Mitsubishi Ltd. (1995-1999)
Siegfried R. Ramseyer (63)	Vice President (1992)
4

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
Edward J. Rapp (43)	Vice President (2000)	Department Manager, Building Construction Products, Caterpillar Overseas S.A. (1995-1998) Regional Manager, Caterpillar Overseas S.A. (1998-2000)
Alan J. Rassi (60)	Vice President (1992)
Gary A. Stroup (51)	Vice President (1992)	President, Solar Turbines Incorporated (1998-present)
Gerald R. Vittecoq (52)	Vice President (2000)	Managing Director, Caterpillar France S.A. (1995-1996) Treasurer, Caterpillar Overseas S.A. (1996-1998) Managing Director, Caterpillar Belgium S.A. (1998-2000)
Sherril K. West (53)	Vice President (1995)
Donald G. Western (52)	Vice President (1995)
Steven H. Wunning (49)	Vice President (1998)	President, Caterpillar Logistics, Logistics & Product Services Division (1994-1998)
Robert R. Gallagher (60)	Controller (1990)
Kenneth J. Zika (53)	Treasurer (1998)	Business Resource Manager, Track-Type Tractors Division, East Peoria Plant (1994-1997) Cost Management & Business Services Manager, Corporate Services Division (1997-1998)

Item 2. Properties.

General Information
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

Plant Closings
Information regarding plant closing costs is incorporated by reference from Note 19 of the Notes to Consolidated Financial Statements on page A-17 of the Appendix.

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

Changes in Fixed Assets
During the five years ended December 31, 2000, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

	Expenditures		Acquisitions		Provisions for Depreciation	Disposals and Other Adjustments	Net Increase (Decrease) During Period
Year	U.S.	Outside U.S.	U.S.	Outside U.S.

1996	$513	$258	$0	$136	$(690)	$(94)	$123
1997	$726	$380	$0	$ 2	$(710)	$(107)	$291
1998	$880	$389	$21	$347	$(790)	$ (39)	$ 808
1999	$830	$450	$ 3	$103	$(857)	$(194)	$ 335
2000	$866	$522	$0	$ 9	$(917)	$(93)	$387

At December 31, 2000, the net book value of properties located outside the United States represented about 28% of the net book value of all properties reflected in our consolidated financial position. Additional information about our investment in property, plant, and equipment is incorporated by reference from Note 1F on page A-8 and Note 9 on page A-11 of the Notes to Consolidated Financial Statements of the Appendix.

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

Manufacturing
Inside the U.S.	Kentucky	Texas	France	Japan
	* Danville	* Houston	* Arras	* Akashi[1]
California	Michigan	* Waco	* Grenoble	* Sagamihara[1]
* Gardena	* Menominee	Outside the U.S.	* Rantigny	Mexico
* San Diego	* Mt. Clemens		Germany	* Monterrey
Florida	Minnesota	Australia	* Kiel	* Reynosa
* Jacksonville	* Grand Rapids[1]	* Burnie	* Rostock	* Saltillo[1]
Georgia	* Minneapolis	* Melbourne	* Zweibrucken	* Tijuana
* Griffin	* New Ulm	Belgium	Hungary	* Torreon
* Jefferson	Mississippi	* Gosselies	* Godollo[2]	The Netherlands
* LaGrange	* Oxford	Brazil	India	* s'-Hertogenbosch
* Toccoa	Missouri	* Piracicaba	*Bangalore[1]	Northern Ireland
* Thomasville	* Boonville	Canada	* Mumbai[1]	* Larne
Illinois	* West Plains	* Laval	* Pondicherry	* Monkstown
* Aurora	Nebraska	* Montreal	* Thiruvallur	* Springvale
* Champaign[1]	* Omaha[1]	England	Indonesia	People's Republic
* Decatur	North Carolina	* Barwell	* Jakarta[2]	of China
* DeKalb	* Clayton	* Dorset	Italy	* Erliban[1]
* Dixon	* Franklin	* Leicester	* Anagni[1]	* Shunde[1]
* East Peoria	* Leland	* Nottingham	* Bazzano	* Tianjin[2]
* Joliet	* Morganton	* Peterborough	* Fano	* Xuzhou[2]
* Mapleton	* Sanford	* Peterlee	* Frosinone[1]	Poland
* Mossville	Ohio	* Saxham	* Jesi	* Janow Lubelski
* Peoria	* Marion	* Shrewsbury	* Marignano	Russia
* Pontiac	South Carolina	* Skinningrove	* Milan[1]	* St. Petersburg
* Sterling	* Greenville	* Slough[2]	* Minerbio	South Africa
Indiana	* Sumter	* Stafford		* Johannesburg
* Lafayette	Tennessee	* Stockton		Sweden
Kansas	* Dyersburg	* Suffolk		* Soderhamn
* Emporia	* Rockwood	* Wolverhampton
* Wamego
[1] Facility of affiliated company (50% or less owned) [2] Facility of partially owned subsidiary (more than 50%, less than 100%)

Remanufacturing and Overhaul
Inside the U.S.	Outside the U.S.	Indonesia	Mexico
		* Bandung	* Nuevo Laredo
Mississippi	Australia	Ireland	* Tijuana
* Corinth	* Melbourne	* Dublin	* Veracruz
* Prentiss County	Belgium	Malaysia	Nigeria
Texas	* Gosselies	Kuala Lumpur	* Port Harcourt
* De Soto	Canada
* Mabank	* Edmonton

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information required by Item 5 is incorporated by reference from "Price Ranges" and "Number of Stockholders" on page A-31 and from "Dividends declared per share of common stock" on page A-21 of the Appendix.

Non-U.S. Employee Stock Purchase Plans
We have twenty-three employee stock purchase plans administered outside the United States for our foreign employees. As of December 31, 2000, those plans had approximately 7,324 participants in the aggregate. During the fourth quarter of 2000, a total of 24,788 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Put Options
In conjunction with its stock repurchase program, Caterpillar sells put options to independent third parties on a private basis. These put options entitle the holders to sell shares of Caterpillar common stock to the Company on certain dates at specified prices. On December 31, 2000, 240,000 put options were outstanding with exercise prices ranging from $34.25 to $38.50 per share. The put options expired between February 6, 2001 and March 8, 2001, and were exercisable by the holders on their expiration dates. During the fourth quarter of 2000, Caterpillar received $.4 million in proceeds from the sale of put options.

Item 6. Selected Financial Data.

Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" on page A-21 of the Appendix.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated by reference from "Management's Discussion and Analysis" on pages A-22 through A-30 of the Appendix.

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

World Economic Factors
Our current outlook calls for a significant slowdown in growth in the U.S. economy in early 2001, but growth is expected to pick up momentum in the second half of the year through 2002. Should recent interest rate reductions fail to stimulate the U.S. economy as expected, leading to a more protracted slowdown or recession in 2001, then sales of machines and engines would decline sharply this year and could be negatively impacted in 2002 as well. The outlook also projects that economic growth is expected to continue in Asia Pacific, Europe, Africa & Middle East and Latin America. If, for any reason, these projected growth rates falter, sales would likely be lower than anticipated in the affected region. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or much higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result.

Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies. In particular, our outlook assumes that the Japanese government remains committed to stimulating their economy with appropriate monetary and fiscal policies and that the Brazilian government follows through with promised fiscal and structural reforms. A reversal by either government could result in economic uncertainty and a weaker economy. Our outlook also assumes that currency and stock markets remain relatively stable and that world oil prices move down, on average, from the relatively elevated levels in the fourth quarter of 2000. If currency markets were to experience a significant increase in volatility, and/or stock markets were to decline significantly, interest rates could move higher, which would probably result in slower economic growth and lower sales. In addition, an eruption of political violence in the Middle East could lead to oil supply disruptions and resumed upward pressure on oil prices. In this case, inflation pressures would move up again and interest rates would be higher than currently projected, leading to slower world economic growth and potentially to lower Company sales.

The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken Company sales.

Commodity Prices
The outlook for our sales also depends on commodity prices. Consistent with our outlook for moderate worldwide economic growth in 2001, although copper and aluminum prices are expected to be higher, industrial metals prices as a whole are expected to be about flat on average in 2001. Oil prices are expected to decline from an average of about $30 to $32 a barrel in 2000 to an average of $25 to $30 a barrel in 2001. Agricultural prices are likely to be flat. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices are expected to be up in 2001. Industry sales to the industrial metals and agriculture equipment markets are expected to be about flat in 2001.

Weaker than anticipated world economic growth could lead to sharp declines in commodity prices and lower than expected sales into industrial metals, oil and agriculture.

Monetary and Fiscal Policies
For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. In the United States, the Federal Reserve is expected to reduce the federal funds rate from current levels of 6% to a range of 5% to 5.5% in the second half of 2001. If the Federal Reserve does not lower rates accordingly, and add sufficient liquidity to the banking system to generate the projected acceleration in growth in the second half of 2001, then machine and engine industry demand could be lower than expected, potentially resulting in lower Company sales. Similarly, if the European Central Bank raises rates in 2001, then machine and engine demand in Europe could be lower than expected.

In general, high interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for slower U.S. growth in 2001, but not a recession. If, for whatever reason, the U.S. were to enter a recession, then demand for Company products could fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors
Political factors in the U.S. and abroad have a major impact on global companies. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are a number of significant expected political developments in Latin America, Asia, and Europe, Africa and the Middle East which are expected to take place in 2001 that could affect U.S. trade policies and/or de-stabilize local market conditions leading to lower Company sales.

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

Projected cost savings or synergies from alliances with new partners could also be negatively impacted by a variety of factors. These factors could include, among other things, higher than expected wages, energy and/or materials costs, and/or higher than expected financing costs due to unforeseen changes in central bank interest rate policies. Cost savings could also be negatively impacted by unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any of the jurisdictions where the alliances conduct their operations.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7a is incorporated by reference from the following Notes to Consolidated Financial Statements - Notes 1I and 2 on pages A-8 through A-9 of the Appendix and Notes 16 and 17 on pages A-16 through A-17 of the Appendix and from "Derivative Financial Instruments" on pages A-27 through A-29 of the Appendix.

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the Report of Independent Accountants on page A-3, and the Financial Statements and Notes to Consolidated Financial Statements on pages A-4 through A-20 of the Appendix.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by Item 10 relating to identification of directors is incorporated by reference from "Directors Up For Election This Year for Terms Expiring in 2004," "Directors Remaining in Office Until 2002," and "Directors Remaining in Office Until 2003" on pages 2 through 4 of the Proxy Statement. Identification of executive officers appears in Item 1a of this Form 10-K. There are no family relationships between the officers and directors of the Company. All officers serve at the pleasure of the Board of Directors and are regularly elected at a meeting of the Board of Directors in April of each year. Information required by Item 10 relating to compliance with section 16(a) of the Securities Exchange Act is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" on page 27 of the Proxy Statement.

Item 11. Executive Compensation.

Information required by Item 11 is incorporated by reference from "Director Compensation" on pages 5 and 6, "Performance Graph" on page 9, "Compensation Committee Report on Executive Officer and Chief Executive Officer Compensation" on pages 10 through 15, and "Executive Compensation Tables" on pages 16 through 18 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference from "Caterpillar Stock Owned by Officers and Directors (as of December 31, 2000)" on page 8 of the Proxy Statement and from "Persons Owning More than Five Percent of Caterpillar Stock (as of December 31, 2000)" on page 9 of the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (a)    The following documents are filed as part of this report:
                1. Financial Statements (Incorporated by reference from the Appendix):

    Report of Independent Accountants (p. A-3)
    Statement 1 - Results of Operations (p. A-4)
    Statement 2 - Changes in Consolidated Stockholders' Equity (p. A-4)
    Statement 3 - Financial Position (p. A-5)

    Statement 4 - Statement of Cash Flow (p. A-6)
    Notes to Consolidated Financial Statements (pages A-7 through A-20)

                   2. Financial Statement Schedule:

    All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.

(b)   There were three reports (one dated October 17 and two dated November 22) filed on Form 8-K pursuant to Item 5 during the last quarter of 2000 and three additional reports filed on Form 8-K on
        January 18, January 25 and January 26, 2001. No financial statements were filed as part of those reports.

          (c)    Exhibits:

3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the first quarter of 1998).
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 2 to Form 8-A filed December 11, 1996).
3.3	Bylaws, amended and restated (incorporated by reference from Exhibit 3.3 to the 1998 Form 10-K).
4	Rights Agreement dated as of December 11, 1996, between Caterpillar Inc. and First Chicago Trust Company of New York (incorporated by reference from Exhibit 1 to Form 8-A filed December 11, 1996).
10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of December 31, 2000.**
10.2	Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement, amended and restated as of December 31, 2000.**
10.3	Supplemental Pension Benefit Plan, as amended and restated (incorporated by reference from Exhibit 10.3 to the 1999 Form 10-K).
10.4	Supplemental Employees' Investment Plan, as amended and restated through December 31, 2000.
10.5	Caterpillar Inc. Corporate Incentive Compensation Plan Management and Salaried Employees (incorporated by reference from Exhibit 10.5 to the 1999 Form 10-K).
10.6	Directors' Deferred Compensation Plan, as amended and restated through April 12, 1999 (incorporated by reference from Exhibit 10.6 to the 1999 Form 10-K)..**
10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).**
13
10.8	Deferred Employees' Investment Plan, as amended and restated through December 31, 2000.**
11	Statement re: Computation of per Share Earnings (incorporated by reference from Note 15 of the Notes to Consolidated Financial Statements appearing on page A-16 of the Appendix).
12	Statement Setting Forth Computation of Ratios of Profit to Fixed Charges.
13	Annual Report to Security Holders attached as an Appendix to the Company's 2001 Annual Meeting Proxy Statement.
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Accountants.
99.1	Form 11-K for Caterpillar Foreign Service Employees' Stock Purchase Plan.

** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)

Date: March 14, 2001	By: /s/ R. Rennie Atterbury III	Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 14, 2001	/s/ Glen A. Barton	Chairman of the Board, Director and Chief Executive Officer

March 14, 2001	/s/ Vito H. Baumgartner	Group President

March 14, 2001	/s/ Gerald S. Flaherty	Group President

March 14, 2001	/s/ James W. Owens	Group President

March 14, 2001	/s/ Gerald L. Shaheen	Group President

March 14, 2001	/s/ Richard L. Thompson	Group President

March 14, 2001	/s/F. Lynn McPheeters	Vice President and Chief Financial Officer

March 14, 2001	/s/ Robert R. Gallagher	Controller and Chief Accounting Officer

March 14, 2001	/s/ Lilyan H. Affinito	Director

March 14, 2001	/s/ W. Frank Blount	Director

March 14, 2001	/s/ John R. Brazil	Director

March 14, 2001	/s/ John T. Dillon	Director

March 14, 2001	/s/ Juan Gallardo	Director

March 14, 2001	/s/ David R. Goode	Director

March 14, 2001	/s/ James P. Gorter	Director

March 14, 2001	/s/ Peter A. Magowan	Director

March 14, 2001	/s/ William A. Osborn	Director

March 14, 2001	/s/ Gordon R. Parker	Director

March 14, 2001	/s/ Joshua I. Smith	Director

March 14, 2001	/s/ Clayton K. Yeutter	Director