Form 10-Q
period 2001-03-31
CATERPILLAR INC
filed 2001-05-01
CIK 18230

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

At March 31, 2001, 343,257,654 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the first quarter, you should read the entire document.

SUMMARY OF RESULTS

On April 17, 2001, Caterpillar Inc. reported first-quarter sales and revenues of $4.81 billion and profit of $162 million or 47 cents per share. "Our first-quarter results reflect continued difficult business conditions around the world, but are in line with our expectations for a weaker first half. Accordingly, we are reaffirming our January outlook for 2001," said Caterpillar Chairman Glen Barton.

"While a number of business sectors such as truck engines and metals mining remain weak, we're encouraged to see an upturn in coal mining, heavy construction and oil and gas, and the ongoing strength of electric power and financial services. Our diversity continues to serve us well in these times of global economic challenge," Barton said.

Sales and revenues were $109 million lower than first-quarter 2000 due to a 2 percent decrease in physical sales volume combined with the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars. Partially offsetting these items, Financial Products revenues increased 19 percent from first-quarter 2000. Company profit was $96 million lower than first-quarter 2000, due primarily to lower physical volume and related manufacturing inefficiencies and higher selling, general and administrative (SG&A) expenses.

"As we continue to focus on long-term cost reduction and quality improvement strategies, we are very excited about our first-quarter progress on the rollout of 6 Sigma. We are committed to becoming the benchmark for institutionalizing 6 Sigma excellence, leading to enhanced shareholder value," Barton stated.

HIGHLIGHTS - FIRST-QUARTER 2001 COMPARED WITH FIRST-QUARTER 2000

  Sales and revenues of $4.81 billion were 2 percent below first-quarter 2000. Revenues from Financial Products increased 19 percent.
  Sales inside the United States were 51 percent of worldwide sales compared with 52 percent a year ago.
  Profit was $162 million or 47 cents per share.
  455,000 shares were repurchased during the quarter. On March 31, 2001 there were 343.3 million shares outstanding.

OUTLOOK

We expect full-year 2001 sales and revenues to be about flat with 2000. Full-year profit is projected to be down about 5 to 10 percent. This sales and profit projection is unchanged from our outlook in January, even though the forecast for worldwide economic growth is lower than anticipated at the beginning of the year (complete outlook begins on page 15).

Part I. FINANCIAL INFORMATION

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Millions of dollars except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2001	2000	2001	2000	2001	2000

Sales and revenues:
Sales of Machinery and Engines	$4,461	$4,625	$4,461	$4,625	$-	$-
Revenues of Financial Products	349	294	-	-	405	330

Total sales and revenues	4,810	4,919	4,461	4,625	405	330

Operating costs:
Cost of goods sold	3,462	3,558	3,462	3,558	-	-
Selling, general, and administrative expenses	621	583	554	523	77	68
Research and development expenses	167	155	167	155	-	-
Interest expense of Financial Products	182	153	-	-	193	163
Other operating expenses	69	54	-	-	69	54

Total operating costs	4,501	4,503	4,183	4,236	339	285

Operating profit	309	416	278	389	66	45

Interest expense excluding Financial Products	78	71	78	71	-	-
Other income (expense)	4	41	(48)	8	17	15

Consolidated profit before tax	235	386	152	326	83	60

Provision for income tax	75	123	45	101	30	22

Profit of consolidated companies	160	263	107	225	53	38

Equity in profit (loss) of unconsolidated affiliated companies (Note 4)	2	(5)	1	(6)	1	1
Equity in profit of Financial Products' subsidiaries	-	-	54	39	-	-

Profit	$162	$258	$162	$258	$54	$39

Profit per share of common stock (Note 6)	$0.47	$0.73

Profit per share of common stock - assuming dilution (Note 6)	$0.47	$0.73

Cash dividends paid per share of common stock	$0.34	$0.325

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
(Unaudited)
(Dollars in millions)

	Consolidated
	March 31,		March 31,
	2001		2000

Common stock:
Balance at beginning of period	$(1,628)		$(1,230)
Common shares issued, including treasury shares reissued: 03/31/01 - 315,844; 03/31/00 - 147,181	9		9
Treasury shares purchased: 03/31/01 - 455,000; 03/31/00 - 5,335,700	(19)		(210)

Balance at end of period	(1,638)		(1,431)

Profit employed in the business:
Balance at beginning of period	7,205		6,617
Profit	162	$162	258	$258
Dividends declared	-		-

Balance at end of period	7,367		6,875

Accumulated other comprehensive income:
Foreign currency translation adjustment: (1)
Balance at beginning of period	55		125
Aggregate adjustment for period	(56)	(56)	(13)	(13)

Balance at end of period	(1)		112

Minimum Pension Liability Adjustment: (1)
Balance at beginning of period	(32)		(47)
Aggregate adjustment for period	2	2	(13)	(13)

Balance at end of period	(30)		(60)

Derivative Financial Instruments: (1) (Note 9)
Balance at beginning of period	-		-
Gains (losses) deferred during period	(24)	(24)	-	-
(Gains) losses reclassified to earnings	1	1	-	-

Balance at end of period	(23)		-

Comprehensive income		$85		$232

Stockholders' equity at end of period	$5,675		$5,496

(1) No reclassification adjustments to report.
See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Financial Position *
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
	2001	2000	2001	2000	2001	2000

Assets
Current assets:
Cash and short-term investments	$247	$334	$136	$206	$111	$128
Receivables - trade and other	2,517	2,608	2,186	2,411	1,291	1,201
Receivables - finance	5,928	5,471	-	-	5,928	5,471
Deferred income taxes	305	397	278	377	27	20
Prepaid expenses	1,039	1,019	1,055	1,038	1	2
Inventories (Note 5)	2,964	2,692	2,964	2,692	-	-

Total current assets	13,000	12,521	6,619	6,724	7,358	6,822

Property, plant and equipment - net	5,993	5,951	4,720	4,713	1,273	1,238
Long-term receivables - trade and other	75	76	75	76	-	-
Long-term receivables - finance	6,028	6,095	-	-	6,028	6,095
Investments in unconsolidated affiliated companies (Note 4)	875	551	556	504	319	47
Investments in Financial Products' subsidiaries	-	-	1,616	1,620	-	-
Deferred income taxes	927	907	968	960	13	10
Intangible assets	1,482	1,507	1,480	1,504	3	3
Other assets	845	856	438	453	407	403

Total Assets	$29,225	$28,464	$16,472	$16,554	$15,401	$14,618

Liabilities
Current liabilities:
Short-term borrowings	$1,724	$971	$633	$369	$1,445	$919
Accounts payable	2,234	2,339	2,397	2,556	117	147
Accrued expenses	1,099	1,048	690	720	541	451
Accrued wages, salaries, and employee benefits	1,200	1,274	1,191	1,262	9	12
Dividends payable	-	117	-	117	-	5
Deferred and current income taxes payable	9	57	(43)	28	52	29
Deferred liability	-	-	-	-	326	316
Long-term debt due within one year	2,970	2,762	264	204	2,706	2,558

Total current liabilities	9,236	8,568	5,132	5,256	5,196	4,437

Long-term debt due after one year	11,342	11,334	2,824	2,854	8,518	8,480
Liability for postemployment benefits	2,515	2,514	2,515	2,514	-	-
Deferred income taxes and other liabilities	457	448	326	330	71	81

Total Liabilities	23,550	22,864	10,797	10,954	13,785	12,998

Stockholders' Equity
Common Stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (03/31/01 - 407,447,312; 12/31/00 - 407,447,312) at paid in amount	1,051	1,048	1,051	1,048	791	787
Profit employed in the business	7,367	7,205	7,367	7,205	976	922
Accumulated other comprehensive income	(54)	23	(54)	23	(151)	(89)
Treasury stock (03/31/01 - 64,189,658; 12/31/00 - 64,050,502) at cost	(2,689)	(2,676)	(2,689)	(2,676)	-	-

Total Stockholders' Equity	5,675	5,600	5,675	5,600	1,616	1,620

Total Liabilities and Stockholders' Equity	$29,225	$28,464	$16,472	$16,554	$15,401	$14,618

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.
* Unaudited except for Consolidated December 31, 2000 amounts.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements

Caterpillar Inc.
Statement of Cash Flow for the Three Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	March 31,		March 31,		March 31,
	2001	2000	2001	2000	2001	2000

Cash Flow from Operating Activities:
Profit	$162	$258	$162	$258	$54	$39
Adjustments for non-cash items:
Depreciation and amortization	289	266	215	209	74	57
Profit of Financial Products	-	-	(54)	(39)	-	-
Other	110	61	128	41	(32)	21
Changes in assets and liabilities:
Receivables - trade and other	195	(776)	193	(97)	18	(597)
Inventories	(250)	(65)	(250)	(65)	-	-
Accounts payable and accrued expenses	(40)	144	(92)	76	66	14
Other - net	(150)	22	(167)	11	20	16

Net cash provided by (used for) operating activities	316	(90)	135	394	200	(450)

Cash Flow from Investing Activities:
Capital expenditures - excluding equipment leased to others	(156)	(127)	(152)	(123)	(4)	(4)
Expenditures for equipment leased to others	(176)	(119)	(7)	(4)	(169)	(115)
Proceeds from disposals of property, plant and equipment	90	58	3	6	87	52
Additions to finance receivables	(4,116)	(1,441)	-	-	(4,116)	(1,441)
Collection of finance receivables	2,776	1,321	-	-	2,776	1,321
Proceeds from the sale of finance receivables	717	464	-	-	717	464
Net intercompany borrowings	-	-	77	(2)	(38)	12
Investments and acquisitions (net of cash acquired)	(378)	(4)	(95)	(2)	(283)	(2)
Other - net	(5)	(54)	(7)	(21)	(3)	(37)

Net cash (used for) provided by investing activities	(1,248)	98	(181)	(146)	(1,033)	250

Cash Flow from Financing Activities:
Dividends paid	(117)	(115)	(117)	(115)	(5)	(29)
Common stock issued, including treasury shares reissued	1	(1)	1	(1)	4	4
Treasury shares purchased	(19)	(210)	(19)	(210)	-	-
Net intercompany borrowings	-	-	38	(12)	(77)	2
Proceeds from long-term debt issued	1,020	881	4	8	1,016	873
Payments on long-term debt	(699)	(799)	-	(2)	(699)	(797)
Short-term borrowings - net	698	121	119	15	579	106

Net cash provided by (used for) financing activities	884	(123)	26	(317)	818	159

Effect of exchange rate on cash	(39)	3	(50)	(10)	(2)	8

(Decrease) Increase in cash and short-term investments	(87)	(112)	(70)	(79)	(17)	(33)

Cash and short-term investments at the beginning of the period	334	548	206	440	128	108

Cash and short-term investments at the end of the period	$247	$436	$136	$361	$111	$75

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 2001 and 2000, (b) the changes in stockholders' equity for the three-month periods ended March 31, 2001 and 2000, (c) the consolidated financial position at March 31, 2001 and December 31, 2000, and (d) the consolidated statement of cash flow for the three-month periods ended March 31, 2001 and 2000, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

A new line ("Other operating expenses") has been added to the Statement of Results of Operations. The amounts currently reported on the new line represent depreciation expense on equipment leased to others by Financial Products. Such expenses were previously included in "Selling, general and administrative expenses."

2.	The results for the three-month period ended March 31, 2001 are not necessarily indicative of the results for the entire year 2001.
3.	The company has reviewed the status of its environmental and legal contingencies and believes that there are no material changes from that disclosed in Form 10-K for the year ended December 31, 2000.
4.	Unconsolidated Affiliated Companies Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag) was as follows:
	Results of Operations
	(unaudited)
	Three Months Ended
	Dec. 31,	Dec. 31,
	2000	1999

Sales	$655	$625
Cost of sales	521	485

Gross profit	$134	$140

Profit (Loss)	$3	$(10)

	Financial Position
	(unaudited)
	Dec. 31,	Sept. 30,
	2000	2000

Assets:
Current assets	$1,674	$1,583
Property, plant and equipment - net	984	1,000
Other	340	352

	2,998	2,935

Liabilities:
Current liabilities	1,416	1,284
Long-term debt due after one year	462	557
Other liabilities	316	253

	2,194	2,094

Ownership	$804	$841

Certain investments in unconsolidated affiliated companies are accounted for using the cost method. During the quarter, Caterpillar Financial Services Corporation invested for a limited partnership interest in a venture financing structure associated with Caterpillar's rental strategy in the U.K.

5.	Inventories Inventories (principally "last-in, first-out" method) comprised the following:
	(unaudited)
	March 31,	December 31,
	2001	2000

Raw materials and work-in-process	$1,130	$1,022
Finished goods	1,637	1,485
Supplies	197	185

	$2,964	$2,692

6.	Profit per share Following is a computation of profit per share:
		(unaudited) Three Months Ended
		March 31,	March 31,
		2001	2000

I.	Profit - Consolidated (A)	$162	$258

II.	Determination of shares (millions):
	Weighted average common shares outstanding (B)	343.3	351.6
	Assumed conversion of stock options	3.3	2.6

	Weighted average common shares outstanding - assuming dilution (C)	$346.6	$354.2

III.	Profit per share of common stock (A/B)	$0.47	$0.73
	Profit per share of common stock - assuming dilution (A/C)	$0.47	$0.73

7.	Plant closing costs The reserve for plant closing costs includes the following:
	(unaudited)
	March 31,	December 31,
	2001	2000

Write down of property, plant, and equipment	$61	$61
Employee severance benefits	8	9
Rearrangement, start-up costs, and other	2	3

Total reserve	$71	$73

The write-down of property, plant, and equipment establishes a new cost basis for assets that have been permanently impaired. Employee severance benefits (e.g., pension, medical and supplemental unemployment benefits) are provided to employees affected by plant closings and consolidations. The reserve for such benefits is reduced as the benefits are provided.

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

We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 12.

Business Segments (unaudited) Three months ended March 31,
2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$319	$41	$850	$418	$293	$1,163	$1,486	$264	$4,834
Intersegment sales and revenues	3	1,858	198	-	34	1,107	49	469	3,718

Total sales and revenues	$322	$1,899	$1,048	$418	$327	$2,270	$1,535	$733	$8,552

Accountable profit (loss)	$8	$130	$51	$79	$8	$(21)	$44	$48	$347

Accountable assets at March 31, 2001	$349	$2,267	$948	$14,955	$567	$3,741	$1,938	$2,333	$27,098

2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$343	$42	$802	$352	$275	$1,344	$1,575	$227	$4,960
Intersegment sales and revenues	2	1,934	201	-	35	1,266	37	500	3,975

Total sales and revenues	$345	$1,976	$1,003	$352	$310	$2,610	$1,612	$727	$8,935

Accountable profit (loss)	$19	$200	$53	$56	$4	$99	$43	$59	$533

Accountable assets at December 31, 2000	$373	$2,229	$967	$14,185	$580	$3,810	$1,739	$2,383	$26,266

	(unaudited)
	Three Months Ended
Reconciliation of Profit Before Tax:	March 31,	March 31,
	2001	2000

Total accountable profit from business segments	$347	$533
Methodology differences	(65)	(105)
Corporate costs	(53)	(63)
Other	6	21

Total consolidated profit before tax	$235	$386

9.	Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB amended portions of SFAS 133 by issuing Statement of Financial Accounting Standards No. 138. We adopted these new standards effective January 1, 2001. Adoption of these new accounting standards resulted in cumulative after tax reductions to net income and accumulated other comprehensive income of $2 and $12, respectively, in the first quarter of 2001. The adoption also immaterially impacted both assets and liabilities recorded on the balance sheet. During 2001, we expect to reclassify $5 of the transition adjustment from accumulated other comprehensive income to current earnings.

Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered, the company designates the derivative as (1) a hedge of the fair value of a recognized liability ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid ("cash flow" hedge), or (3) an "undesignated" instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value to specific liabilities on the balance sheet and cash flow to specific forecasted transactions or variability of cash flow.

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with SFAS 133.

Derivative Instruments and Hedging Activities - Business Perspective

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices. Our "Risk Management Policy" (Policy) allows for the use of derivative financial instruments to manage foreign currency exchange rate, interest rate and commodity price exposure. The company's derivative activities are subject to the management, direction and control of our Financial Officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. Movements in foreign currency rates also affect our competitive position as these changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Additionally, we have balance sheet positions denominated in foreign currency, thereby creating exposure to movements in exchange rates.

Our Machinery and Engines- operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net enterprise basis. We use foreign currency forward contracts and options to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our Policy allows for actively managing anticipated foreign currency cash flow for up to sixteen months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, British pound, Canadian dollar, Euro or Japanese yen forward or option contracts that exceed ninety days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines' foreign currency contracts is undesignated. Losses on the undesignated contracts of $3 were recorded in current earnings ("Other income (expense)" in the Statement of Results of Operations) for the quarter ended March 31, 2001. Losses of $.6 due to changes in time and volatility value on options were excluded from effectiveness calculations and included in current earnings ("Other income (expense)") for the quarter ended March 31, 2001. As of March 31, 2001, $3 of deferred net losses included in equity ("Accumulated other comprehensive income" in the Statement of Financial Position) is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. No cash flow hedges were discontinued during the quarter ended March 31, 2001.

In managing foreign currency risk for our Financial Products- operations, our objective is to minimize (offset) earnings volatility resulting from the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Gains on the undesignated contracts of $43 were recorded in current earnings ("Other income (expense)") for the quarter ended March 31, 2001. These gains offset balance sheet remeasurement losses.

Interest Rate Risk

Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines' operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our policy allows us to enter fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. Two of Machinery and Engines' interest rate swaps with remaining maturities of less than one year are undesignated. Gains on the undesignated contracts of $.1 were recorded in current earnings ("Other income (expense)") for the quarter ended March 31, 2001. Gains on designated interest rate derivatives of $24 were offset by losses on hedged debt of $18 in current earnings ("Other income (expense)") for the quarter ended March 31, 2001. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines' forward rate agreements are 100% effective. As of March 31, 2001, $.1 of deferred net gains included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a thirty-year period. No hedges were discontinued during the quarter ended March 31, 2001.

Our Financial Products' operations have a "match funding" objective whereby the interest rate profile (fixed rate or floating rate) of their debt portfolio matches the interest rate profile of their receivable, or asset portfolio within specified boundaries. In connection with that objective, we use interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the risk of deteriorating margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

Our Policy allows us to issue both floating-to-fixed and fixed-to-floating interest rate swaps to meet the "match funding" objective. We designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. As Financial Products' fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $27 were offset completely by losses on hedged debt of $27 in current earnings ("Other income (expense)") for the quarter ended March 31, 2001. Financial Products' policy is to designate as cash flow hedges at inception of the contract all floating-to-fixed interest rate swaps. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Losses of $.4 due to ineffectiveness on floating-to-fixed interest rate swaps were included in current earnings ("Other income (expense)") for the quarter ended March 31, 2001. As of March 31, 2001, $11 of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products") over the next twelve months. No hedges were discontinued during the quarter ended March 31, 2001.

Commodity Price Risk

Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to minimize volatility in the payments we make for such commodities.

Our Machinery and Engines- operations purchase aluminum, copper and nickel embedded in the components we purchase from suppliers. Our suppliers pass on to us price changes in the commodity portion of the component cost.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four year horizon. All such commodity forward and option contracts are undesignated. Losses on the undesignated contracts of $2 were recorded in current earnings ("Other income (expense)") for the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

A. Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS
ENDED MARCH 31, 2000

Sales and revenues for the first-quarter 2001 were $4.81 billion, 2 percent lower than first-quarter 2000. A 2 percent decrease in physical sales volume combined with the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars were partially offset by a 19 percent increase in Financial Products' revenue. Profit of $162 million or 47 cents per share was $96 million lower than first-quarter 2000. The decrease was due primarily to lower physical volume and related manufacturing inefficiencies and higher SG&A costs. The negative impact of currency on sales was more than offset by a positive impact on costs. Foreign exchange translation losses had an unfavorable impact on other income. Profit per share of 47 cents was down 26 cents, or 36 percent, from first-quarter 2000.
MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME **	Latin America	Asia/ Pacific
Three Months Ended March 31, 2001
Machinery	$2,961	$1,673	$823	$191	$274
Engines*	1,500	844	391	116	149

	$4,461	$2,517	$1,214	$307	$423

Three Months Ended March 31, 2000
Machinery	$2,966	$1,753	$742	$172	$299
Engines*	1,659	974	427	112	146

	$4,625	$2,727	$1,169	$284	$445

* Does not include internal engine transfers of $310 and $349 in 2001 and 2000, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
** Europe, Africa & Middle East and Commonwealth of Independent States
Refer to table on page 17 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales of $2.96 billion were unchanged compared to first-quarter 2000. Lower price realization, primarily due to the effect of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars, was offset by a 2 percent increase in physical sales volume.

Sales in North America declined due to lower industry sales and a slower pace of seasonal inventory growth by dealers compared to a year ago. Sales in EAME increased due to higher sales to end users in Europe and dealer inventory growth. Sales gains in Latin America resulted from improved retail demand. Sales in Asia/Pacific declined due to dealer inventory cutbacks.

Engine sales were $1.50 billion, a decline of $159 million or 10 percent from first-quarter 2000. Sales were lower due to an 8 percent reduction in physical sales volume and lower price realization.

A sharp drop in sales of engines to North American truck OEMs was partially offset by strong sales of power generation products, particularly in North America, and steadily increasing sales to the petroleum industry.
Operating Profit (Millions of Dollars)
	Three Months Ended
	March 31, 2001	March 31, 2000

Machinery	$215	$236
Engines	63	153

	$278	$389

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $21 million, or 9 percent from first-quarter 2000. The benefit from slightly higher physical volume was more than offset by higher costs, primarily SG&A, largely due to 6 Sigma implementation and the consolidation of newly acquired companies.

Engine operating profit decreased $90 million from first-quarter 2000 primarily due to the lower truck engine sales and related inefficiencies, including plant shutdowns taken to balance inventory levels with demand.

Interest expense was $7 million higher than a year ago.

Other income/expense was expense of $48 million compared with income of $8 million last year. The adverse change was mostly due to the cost of financing trade receivables and higher foreign exchange translation losses. The cost of financing trade receivables relates to the revolving program with Caterpillar Financial Services, which was implemented in 1998 as a cost-effective means of funding operations.

FINANCIAL PRODUCTS

Revenues for the first quarter were $405 million, up $75 million or 23 percent compared with first-quarter 2000 (excluding revenue transactions with Machinery and Engines, revenues increased $55 million or 19 percent). The increase resulted primarily from a higher yield and larger receivables portfolio at Caterpillar Financial Services Corporation (Cat Financial).

Before tax profit was $83 million, up $23 million or 38 percent from the first-quarter 2000. The increase resulted primarily from increased revenue related to the higher yield and larger receivables portfolio at Cat Financial.

INCOME TAXES

First-quarter tax expense reflects an estimated annual tax rate of 32 percent for both 2001 and 2000.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results increased $7 million from first quarter a year ago, primarily due to stronger results at Shin Caterpillar Mitsubishi Ltd.

SUPPLEMENTAL INFORMATION

Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations

Sales (including both sales to end users and deliveries to rental operations) in North America were lower compared to first-quarter 2000 due to weaker industry demand in both the United States and Canada. Sales to general construction declined, led by lower sales to residential building. Sales also decreased in the forestry, industrial and agriculture sectors. Sales improved in mining due to increased purchases by coal mines. Sales also gained in heavy construction, which benefited from higher highway construction contract awards. Sales to the quarry & aggregates and waste sectors remained near year-earlier levels.

Sales increased in EAME mostly due to increased demand in Europe. Higher sales in Spain, France, the United Kingdom and Italy more than offset weaker sales in Germany. In Africa & Middle East, sales remained flat as increased sales in United Arab Emirates and Saudi Arabia were offset by sales declines in South Africa and Turkey. In the Commonwealth of Independent States (CIS), sales improved due to gains in Kazakhstan and Russia. For the region, sales were higher to the heavy construction, general construction, mining and waste sectors. Sales to the industrial, forestry, and agriculture sectors declined. Sales to quarry & aggregates remained near year-earlier levels.

Sales were higher in Latin America as sales gains in Peru, Chile and Venezuela offset weaker sales in Mexico, Brazil, and Argentina. For the region, sales were higher to mining and heavy construction. Sales declined to quarry & aggregates. Sales to general construction remained flat with year-earlier levels.

Sales in Asia/Pacific increased. Higher sales in China and Australia more than offset lower sales in Indonesia and Malaysia. For the region, sales increased to mining and heavy construction. Sales to the industrial, general construction, agriculture, and forestry sectors were lower.

Dealer Inventories of Machines

Worldwide dealer new machine inventories at the end of the first quarter were lower than a year ago. Declines in North America, Latin America, and Asia/Pacific more than offset increases in EAME. Inventories compared with current selling rates were lower than year earlier in North America, Latin America, and Asia/Pacific. Inventories compared with current selling rates were higher than year earlier in EAME.

Engine Sales to End Users and OEMs

Sales fell in North America, primarily caused by sharply lower industry sales of on-highway truck engines. Slower economic growth and weakening capital spending also negatively impacted engine sales into industrial and marine applications. Growth in sales of power generation products remained strong and sales into oil and natural gas industries rose significantly, but were not enough to offset the sharp sales downturn in the on-highway truck industry.

Sales in EAME improved due to widespread gains in all applications, except industrial. In Latin America, sales weakened in all industries except marine applications. Sales in Asia/Pacific increased due to gains in oil and natural gas industries and higher demand for marine engines used in fast ferries.

EMPLOYMENT

At the end of first-quarter 2001, Caterpillar's worldwide employment was 69,388 compared with 66,555 one year ago. Acquisitions have added 1,288 since first-quarter 2000.

SUPPLEMENTAL OUTLOOK INFORMATION

Summary

World economic growth and the growth of industrial production are projected to slow in 2001, and this projected slowdown is now expected to be somewhat more severe than reflected in our January 2001 outlook. World GDP growth is expected to decline from 4 percent in 2000 to about 2.5 percent in 2001, and industrial production is projected to decelerate from about 8 percent in 2000 to 3.5 percent in 2001. This will be driven primarily by a slowdown in the major industrialized countries - the United States and Japan in particular - with negative consequences for growth in developing countries as well. With inflation in the industrialized countries relatively low (excluding the recent impact of higher energy prices), the ongoing slowdown has provided opportunities for interest rate reductions in the U.S., Canada, Japan, and other countries, leading to lower effective borrowing costs worldwide. Further interest rate reductions in the U.S. are expected in the second quarter of 2001, and rate reductions in Europe are highly probable. Despite these expected interest rate reductions, we are projecting a fairly significant reduction in growth for the world economy in 2001, as these moves to reduce rates will normally affect real output with a lag of at least 6 to 9 months. The expected slowdown will negatively impact the general construction sector, but demand for energy commodities (crude oil, natural gas, electric power generation and coal) are expected to remain strong, and capital equipment spending in these areas is projected to increase significantly.

In light of this mixed external environment, company sales and revenues are expected to be about flat in 2001, with slightly higher sales in Europe and emerging markets offsetting lower sales in North America. Profit is expected to be down about 5 to 10 percent from 2000.

North America

In North America, U.S. GDP growth is projected to slow from 5 percent in 2000 to about 2 to 2.5 percent in 2001. The pace of economic growth is expected to remain relatively weak in the second quarter, and we expect further rate reductions by the Federal Reserve. The fed funds rate is now projected to move down from 5 percent at the end of March to a range of 4 percent to 4.5 percent in the second half of the year. The manufacturing sector, in particular, is expected to see significantly lower production levels in the first half of 2001, but housing and construction activity are expected to decline more moderately. The pace of growth and capital spending is expected to pick up in the second half of 2001 - boosted by lower interest rates and projected reductions in federal tax withholdings - but the timing of a sustainable recovery will depend on how soon Congress is able to enact effective federal tax cuts. We are assuming that tax cuts will boost growth in the third and fourth quarters. Public sector construction activity is expected to be up in 2001, in response to higher contract volumes for streets and highways in the U.S.

As a result of slowing economic conditions in 2001, North American industry demand for construction machines is expected to decline about 10 percent for the year as a whole. A decline in the demand for general construction machines is projected to be partially offset by higher sales to the heavy construction, coal and petroleum sectors. Demand for compact machines is expected to be about flat, while industry demand for agriculture machines is expected to decline. With projected year-end declines in dealer machine inventories, company machine sales are projected to decline slightly. Engine sales are projected to be flat to up slightly, as higher sales to petroleum and electric power sectors are forecast to offset a projected further decline in truck engines. In Canada, industry demand for machines is expected to decline, as moderate reductions in general construction machine sales will be partially offset by higher demand in heavy construction, oil sands and petroleum. All told, company sales of machines and engines for North America are expected to be down slightly.

EAME

In EAME, sales of machines and engines are expected to be up slightly. In Europe, sales should benefit from continued economic growth, although high oil prices and reluctance on the part of the European Central Bank to lower interest rates has led to some erosion of business confidence from high levels in 2000. Business and consumer confidence in Europe is expected to improve in the second half of 2001, as oil prices moderate and interest rates start to move down. Sales in oil exporting countries in Africa & Middle East should continue to benefit from strong cash flows related to high oil production volumes, even though oil prices are expected to be lower than 2000. Sales elsewhere in Africa & Middle East are expected to decline. In the CIS, sales should increase as the Russian recovery continues and the oil exporting nations of the region continue to experience stronger economic growth.

Asia/Pacific

In the Asia/Pacific region, sales of machines and engines are expected to be flat to up slightly in 2001. China should continue to register solid sales growth. However, continued instability in Indonesia, the Philippines and Thailand are projected to lead to flat sales in southeast Asian developing countries.

Latin America

In Latin America, continued economic growth in Brazil, Chile and Venezuela is expected to lead to higher machine sales, but sales in Argentina and Mexico are expected to decline. The recent economic turbulence in Argentina triggered capital flight from the region and associated upward pressure on local interest rates. The appointment of a new finance minister has led to an improvement in investor sentiment, and borrowing conditions are projected to improve in the remaining months of 2001. Company sales of machines and engines are expected to be flat to up slightly in the region.

B. Liquidity & Capital Resources

Consolidated operating cash flow was $316 million for the first quarter of 2001, compared with a negative $90 million for the first quarter of 2000. Total debt as of March 31, 2001 was $16.04 billion, an increase of $969 million from year-end 2000. During the first quarter of 2001, debt related to Machinery and Engines increased $294 million, to $3.72 billion, while debt related to Financial Products increased $712 million to $12.67 billion.

In 1998, the board of directors authorized a share repurchase program to reduce the number of outstanding shares to 320 million over a three to five year period. For the first quarter of 2001, 455,000 shares have been repurchased under the plan. The number of shares outstanding at March 31, 2001, was 343.3 million.

Machinery and Engines

Operating cash flow was $135 million through the first quarter of 2001, compared with $394 million for the same period a year ago. This decrease was primarily due to unfavorable changes in inventories, accounts payable and accrued expenses during the first quarter of 2001 compared to the first quarter of 2000.

First quarter 2001 capital expenditures, excluding equipment leased to others, were $152 million compared with $123 million for the same period a year ago. Total debt increased by $294 million primarily due to short-term borrowings. Our debt to debt plus equity ratio as of March 31, 2001 was 39.6%.

Financial Products

Operating cash flow was $200 million for the first quarter 2001, compared with a negative $450 million for the first quarter of 2000. The decrease is primarily due to a favorable change in receivables during the first quarter of 2001. Cash used to purchase equipment leased to others was $169 million in 2001. In addition, net cash used for finance receivables was $623 million for the first quarter of 2001, compared with net cash provided by finance receivables of $344 million for the first quarter of 2000.

Financial Products' debt was $12.67 billion at March 31, 2001, an increase of $712 million from December 31, 2000, and primarily comprised $8.56 billion of medium term notes, $227 million of notes payable to Caterpillar, $117 million of notes payable to banks and $3.57 billion of commercial paper. At March 31, 2001, finance receivables past due over 30 days were 3.1%, compared with 2.9% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.5:1 at March 31, 2001, compared with 8.0:1 at December 31, 2000.

Financial Products had outstanding credit lines totaling $5.08 billion at March 31, 2001, which included $2.85 billion of revolving credit agreements shared with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills and bank borrowings. Also included are variable-amount lending agreements with Caterpillar. Under these agreements, Financial Products (Cat Financial) may borrow up to $819 million from Machinery and Engines (Caterpillar Inc.).
Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment (Millions of Dollars)
	(unaudited)
	Three-months ended
	March 31, 2001	March 31, 2000

North American Geographic Region	$2,517	$2,727
Engine sales included in the Power Products segment	(844)	(974)
Company owned dealer sales included in the All Other segment	(90)	(73)
Certain governmental sales included in the All Other segment	(39)	(28)
Other*	(58)	(77)

North American Marketing external sales	$1,486	$1,575

EAME Geographic Region	$1,214	$1,169
Power Products sales not included in the EAME Marketing segment	(232)	(281)
Other*	(132)	(86)

EAME Marketing external sales	$850	$802

Latin America Geographic Region	$307	$284
Power Products sales not included in the Latin America Marketing segment	(37)	(39)
Other*	23	30

Latin America Marketing external sales	$293	$275

Asia Pacific Geographic Region	$423	$445
Power Products sales not included in the Asia/Pacific Marketing segment	(50)	(51)
Other*	(54)	(51)

Asia Pacific Marketing external sales	$319	$343

*Represents primarily external sales of the Construction & Mining Products and the All Other segments.

C.      Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our First Quarter 2001 Financial Release are forward looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

World Economic Factors
Our current outlook calls for a significant slowdown in growth in the U.S. economy in early 2001, but growth is expected to pick up momentum in the second half of the year through 2002. Should recent interest rate reductions fail to stimulate the U.S. economy as expected, leading to a more protracted slowdown in 2001, or a recession, then sales of machines and engines would decline sharply this year and could be negatively impacted in 2002 as well. The outlook also projects that economic growth is expected to continue in Asia Pacific, Europe, Africa & Middle East and Latin America. If, for any reason, these projected growth rates falter, sales would likely be lower than anticipated in the affected region. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or much higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

In particular, our outlook assumes that the Japanese government remains committed to stimulating their economic recovery with appropriate monetary and fiscal policies; that the Brazilian government follows through with promised fiscal and structural reforms; and that the newly appointed finance minister in Argentina successfully restores investor confidence in government policies. A reversal or setback by any of these governments could result in economic uncertainty and a weaker economy. Our outlook also assumes that currency and stock markets remain relatively stable, and that world oil prices move down, on average, from relatively elevated levels in the fourth quarter of 2000. If currency markets experienced a significant increase in volatility, and/or stock markets were to decline significantly, uncertainty would increase, both of which would probably result in slower economic growth and lower sales. In addition, an eruption of political violence in the Middle East could lead to oil supply disruptions and resumed upward pressure on oil prices. In this case inflation pressures would move up again and interest rates would be higher than currently projected, leading to slower world economic growth and lower company sales.

The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken company sales.

Commodity Prices
The outlook for our sales also depends on commodity prices. Consistent with our outlook for moderate worldwide economic growth in 2001, industrial metals prices are expected to be about flat on average in 2001. Copper and aluminum prices, in particular, are expected to be higher on average. Oil prices are expected to decline from an average of about $30 to $32 a barrel in 2000 to an average of $25 to $30 a barrel in 2001. Agricultural prices are likely to be flat. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices are expected to be up in 2001. Industry sales to the industrial metals and agriculture equipment markets are expected to be about flat in 2001.

Weaker than anticipated world economic growth could lead to sharp declines in commodity prices and lower than expected sales to industrial metals and agriculture sectors.

Monetary and Fiscal Policies
For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. In the United States, the Federal Reserve is expected to reduce the federal funds rate from current levels of 4.5% to a range of 4% to 4.5% in the second half of 2001. If the Federal Reserve does not lower rates accordingly, and add sufficient liquidity to the banking system to generate the projected acceleration in growth in the third and fourth quarters of 2001, then machine and engine industry demand could be lower than expected, potentially resulting in lower company sales. Similarly, if the European Central Bank does not lower interest rates in response to slower economic growth and a weak agriculture sector in 2001, then machine and engine demand in Europe could be lower than expected.

In general, higher than expected interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for lower U.S. growth in 2001, but not a recession. If, for whatever reason, the U.S. were to enter a recession, then demand for company products could fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors
Political factors in the U.S. and abroad have a major impact on global companies. For example, our outlook assumes that the U.S. Congress will successfully enact a tax cut that is effective in the third and fourth quarters of 2001. If such tax relief is either delayed or not enacted by Congress, company results in 2001 could be negatively impacted. In addition, the company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. In particular, recent tension between the United States and China has the potential to cause unexpected disruptions in U.S.-China trade relations, which could impact the company's sales. Further, there are a number of significant expected political developments in Latin America, Asia, and Europe, Africa and the Middle East which are expected to take place in 2001 that could also affect U.S. trade policies and/or de-stabilize local market conditions leading to lower company sales.

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

Other Factors
The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects for highways underway. In 2000, there was a material increase in the volume of highway construction contracts, which had a positive impact on sales of certain types of equipment, and the company expects a similar positive impact of higher highway construction activity on machine sales in 2001. If funding for highway construction in 2001 is delayed, or is concentrated on bridge repair, sales could be negatively impacted.

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

The company operates in a highly competitive environment and our outlook depends on a forecast of the company's share of industry sales. A reduction in that share could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, a failure to price the product competitively, or an unexpected buildup in competitors' new machine or dealer owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

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

PART II.      OTHER INFORMATION
ITEM 2.      CHANGES IN SECURITIES
Non-U.S. Employee Stock Purchase Plans
We have twenty-three employee stock purchase plans administered outside the United States for our foreign employees. As of December 31, 2000, those plans had approximately 7,324 participants in the aggregate. During the first quarter of 2001, a total of 62,483 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Put Options
In conjunction with its stock repurchase program, Caterpillar sells put options to independent third parties on a private basis. These put options entitle the holder to sell shares of Caterpillar common stock to the company on certain dates at specified prices. On March 31, 2001, 200,000 put options were outstanding with strike prices of $39.00 per share. The put options expire between May 3, 2001 and June 19, 2001, and are exercisable only at maturity. During the quarter Caterpillar received $.4 million in proceeds from the sale of put options.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Annual Meeting of Stockholders of Caterpillar Inc. was held on April 11, 2001, for the purpose of electing a board of directors and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. Five additional stockholder proposals were presented for a vote from the floor of the meeting. As indicated in the company's proxy statement, proxy holders voted against each of the additional proposals, unless otherwise directed by shareholders.

Proposal 1 - Election of Directors All of management's nominees for directors as listed in the proxy statement were elected with the following vote:
	Shares Voted "FOR"	Shares "WITHHELD"

John T. Dillon	306,404,984.04	7,032,629.02
Juan Gallardo	305,548,502.18	7,889,110.87
William A. Osborn	306,375,443.66	7,062,169.39
Gordon R. Parker	306,371,436.28	7,066.176.77

Proposal 2 - Stockholder Proposal - MacBride Principles The stockholder proposal requesting the Board of Directors to adopt the MacBride Principles was defeated with the following vote:
Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

41,649,006.32	221,588,250.04	11,866,519.69	38,333,837.00

Proposal 3 - Stockholder Proposal - Shareholder Rights Plan

 The stockholder proposal requesting the Board of Directors to redeem or terminate the company's shareholder rights plan was defeated with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

133,962,381.38	134,991,360.46	6,150,034.21	38,333,837.00

Proposal 4 - Stockholder Proposal - Code of Conduct A stockholder proposal requesting the Board of Directors to amend the company's Code of Conduct was defeated with the following vote:
Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

25,897,603.77	232,187,957.94	17,018,214.34	38,333,837.00

Additional Proposal 1 - Company Proposals

 A stockholder proposal requesting the Board of Directors report on the company recommendation regarding the company's proposal was defeated with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

0	313,435,960	1,718	0

Additional Proposal 2 - Shareholder Proposals

 A stockholder proposal requesting the Board of Directors report on the company recommendations regarding the shareholder proposals was defeated with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

0	313,435,960	1,718	0

Additional Proposal 3 - Company Oppositions

 A stockholder proposal requesting the Board of Directors report on the company's oppositions to the shareholder proposals was defeated with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

0	313,435,960	1,718	0

Additional Proposal 4 - Employee Ownership A stockholder proposal requesting the Board of Directors report on employee ownership of company stock was defeated with the following vote:
Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

0	313,435,960	1,718	0

Additional Proposal 5 - Director Practices A stockholder proposal requesting the Board of Directors report on Director election and service practices was defeated with the following vote:
Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

0	313,435,960	1,718	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(b)

Reports on Form 8-K, dated January 18, January 25, and January 26, were filed during the quarter ending March 31, 2001, pursuant to Item 5 of that form. Additional reports on Form 8-K were filed on April 11 (1), April 17 (3), and April 23 (1), 2001 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CATERPILLAR INC.

May 1, 2001	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)
May 1, 2001	/s/ R. Rennie Atterbury III	Secretary
(R. Rennie Atterbury III)