Form 10-K/A
period 2000-12-31
CATERPILLAR INC
filed 2001-05-30
CIK 18230

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

CATERPILLAR

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

Documents Incorporated by Reference

NONE

The undersigned registrant hereby amends its Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 to reflect the inclusion of PriceWaterhouseCoopers' report related to the financial statements of the Company's Employee Investment Plan, Tax Deferred Savings Plan, and Solar Turbines Incorporated Savings and Investment Plan.

Part IV        Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.