Form 10-Q
period 2001-06-30
CATERPILLAR INC
filed 2001-08-09
CIK 18230

Summary Page
Financial Statements
Notes to Financial Statements
MD&A
Safe Harbor Statement
Other Information

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 1-768
CATERPILLAR INC. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
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

At June 30, 2001, 343,373,985 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the first quarter, you should read the entire document.

SUMMARY OF RESULTS

On July 17, 2001, Caterpillar Inc. reported second-quarter sales and revenues of $5.49 billion and profit of $271 million or 78 cents per share. "Continued strength in electric power and heavy construction and improved demand in coal mining and oil and gas sectors helped fuel second-quarter sales," said Caterpillar Chairman Glen Barton.

Sales and revenues were $125 million or 2 percent higher than second-quarter 2000. A 2 percent increase in physical sales volume and a 16 percent increase in Financial Products revenues were partially offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars. Company profit was $44 million or 14 percent lower than second-quarter 2000, due primarily to the unfavorable impact of cost inefficiencies caused by significant volume shifts at some manufacturing facilities, and higher selling, general and administrative (SG&A) expenses. These unfavorable items were partially offset by the slightly higher sales volume and favorable other income and expense.

"Our performance through the first half of the year was in line with our expectations. The diversification of our business has allowed us to achieve solid financial results despite a collapse in North American truck engine demand and prolonged weakness in general construction. For the full year, we expect to achieve our 2001 sales and revenue and profit outlook. We remain steadfastly focused on achieving our long-term growth and cost reduction goals and delivering improved shareholder value," Barton stated.

HIGHLIGHTS - SECOND-QUARTER 2001 COMPARED WITH SECOND-QUARTER 2000
  Sales and revenues of $5.49 billion were $125 million or 2 percent higher compared to second-quarter 2000. Financial Products revenues increased 16 percent.
  Sales inside the United States were 51 percent of worldwide sales compared with 52 percent a year ago.
  Profit was $271 million or 78 cents per share.
  264,000 shares were repurchased during the quarter. On June 30, 2001 there were 343.4 million shares outstanding.
  As previously announced, the dividend was increased 3 percent in June, the eighth consecutive year dividends have been increased. The current quarterly payout is 35 cents per share.

OUTLOOK

We expect full-year 2001 sales and revenues to be about flat with 2000. Full-year profit is projected to be down about 5 to 10 percent. This sales and profit projection is unchanged from our outlook in January, even though the forecast for worldwide economic growth is lower than anticipated at the beginning of the year (complete outlook begins on page 17).

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2001	2000	2001	2000	2001	2000

Sales and revenues:
Sales of Machinery and Engines	$5,132	$5,056	$5,132	$5,056	$-	$-
Revenues of Financial Products	356	307	-	-	408	359

Total sales and revenues	5,488	5,363	5,132	5,056	408	359
Operating costs:
Cost of goods sold	3,955	3,840	3,955	3,840	-	-
Selling, general, and administrative expenses	655	589	568	514	98	85
Research and development expenses	172	157	172	157	-	-
Interest expense of Financial Products	175	170	-	-	182	181
Other operating expenses	73	58	-	-	73	58

Total operating costs	5,030	4,814	4,695	4,511	353	324

Operating profit	458	549	437	545	55	35
Interest expense excluding Financial Products	75	74	75	74	-	-
Other income (expense)	19	(1)	(28)	(50)	13	18

Consolidated profit before taxes	402	474	334	421	68	53
Provision for income taxes	128	151	103	134	25	17

Profit of consolidated companies	274	323	231	287	43	36
Equity in profit (loss) of unconsolidated affiliated companies (Note 4)	(3)	(8)	(5)	(8)	2	-
Equity in profit of Financial Products' subsidiaries	-	-	45	36	-	-

Profit	$271	$315	$271	$315	$45	$36

Profit per common share	$0.79	$0.91
Profit per common share - diluted (2)	$0.78	$0.90
Weighted-average common shares	343.3	347.1
Weighted-average common shares - diluted (2)	347.8	349.4
Cash dividends paid per common share	$0.340	$0.325

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.
(2) Diluted by assumed exercise of stock options, using the treasury stock method.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2001	2000	2001	2000	2001	2000

Sales and revenues:
Sales of Machinery and Engines	$9,593	$9,681	$9,593	$9,681	$-	$-
Revenues of Financial Products	705	601	-	-	813	689

Total sales and revenues	10,298	10,282	9,593	9,681	813	689
Operating costs:
Cost of goods sold	7,417	7,398	7,417	7,398	-	-
Selling, general, and administrative expenses	1,276	1,172	1,122	1,037	175	153
Research and development expenses	339	312	339	312	-	-
Interest expense of Financial Products	357	323	-	-	375	344
Other operating expenses	142	112	-	-	142	112

Total operating costs	9,531	9,317	8,878	8,747	692	609

Operating profit	767	965	715	934	121	80
Interest expense excluding Financial Products	153	145	153	145	-	-
Other income (expense)	23	40	(76)	(42)	30	33

Consolidated profit before taxes	637	860	486	747	151	113
Provision for income taxes	203	274	148	235	55	39

Profit of consolidated companies	434	586	338	512	96	74
Equity in profit (loss) of unconsolidated affiliated companies (Note 4)	(1)	(13)	(4)	(14)	3	1
Equity in profit of Financial Products' subsidiaries	-	-	99	75	-	-

Profit	$433	$573	$433	$573	$99	$75

Profit per common share	$1.26	$1.64
Profit per common share - diluted (2)	$1.25	$1.63
Weighted-average common shares	343.3	349.4
Weighted-average common shares - diluted (2)	347.1	352.1
Cash dividends paid per common share	$0.68	$0.65

(1) Represents Caterpillar Inc. and its subsidiaries except for Financial Products, which is accounted for on the equity basis.
(2) Diluted by assumed exercise of stock options, using the treasury stock method.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Changes in Stockholders' Equity
For the Six Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated
	June 30,		June 30,
	2001		2000

Common stock:
Balance at beginning of period	$(1,628)		$(1,230)
Common shares issued, including treasury shares reissued: 06/30/01 - 696,175; 06/30/00 - 331,242	15		13
Treasury shares purchased: 06/30/01 - 719,000; 06/30/00 - 8,394,600	(33)		(326)

Balance at end of period	(1,646)		(1,543)

Profit employed in the business:
Balance at beginning of period	7,205		6,617
Profit	433	$433	573	$573
Dividends declared	(236)		(231)

Balance at end of period	7,402		6,959

Accumulated other comprehensive income:
Foreign currency translation adjustment: (1)
Balance at beginning of period	55		125
Aggregate adjustment for period	(105)	(105)	(23)	(23)

Balance at end of period	(50)		102

Minimum pension liability adjustment: (1)
Balance at beginning of period	(32)		(47)
Aggregate adjustment for period	4	4	(13)	(13)

Balance at end of period	(28)		(60)

Derivative financial instruments: (1) (Note 8)
Balance at beginning of period	-		-
Gains (losses) deferred during period	(24)	(24)	-	-
(Gains) losses reclassified to earnings	5	5	-	-

Balance at end of period	(19)		-

Comprehensive income		$313		$537

Stockholders' equity at end of period	$5,659		$5,458

(1) No reclassification adjustments to report.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Financial Position*
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
	2001	2000	2001	2000	2001	2000

Assets
Current assets:
Cash and short-term investments	$272	$334	$187	$206	$85	$128
Receivables - trade and other	2,880	2,608	2,424	2,411	1,248	1,201
Receivables - finance	6,306	5,471	-	-	6,306	5,471
Deferred income taxes	279	397	246	377	33	20
Prepaid expenses	1,161	1,019	1,169	1,038	4	2
Inventories (Note 5)	2,846	2,692	2,846	2,692	-	-

Total current assets	13,744	12,521	6,872	6,724	7,676	6,822

Property, plant and equipment - net	6,158	5,951	4,751	4,713	1,407	1,238
Long-term receivables - trade and other	61	76	61	76	-	-
Long-term receivables - finance (Note 9)	6,100	6,095	-	-	6,100	6,095
Investments in unconsolidated affiliated companies (Note 4)	837	551	504	504	333	47
Investments in Financial Products' subsidiaries	-	-	1,655	1,620	-	-
Deferred income taxes	955	907	998	960	13	10
Intangible assets	1,502	1,507	1,499	1,504	3	3
Other assets	920	856	436	453	484	403

Total assets	$30,277	$28,464	$16,776	$16,554	$16,016	$14,618

Liabilities
Current liabilities:
Short-term borrowings	$1,694	$971	$191	$369	$1,729	$919
Accounts payable	2,329	2,339	2,439	2,556	127	147
Accrued expenses	1,120	1,048	731	720	529	451
Accrued wages, salaries, and employee benefits	1,311	1,274	1,301	1,262	10	12
Dividends payable	120	117	120	117	-	5
Deferred and current income taxes payable	29	57	(13)	28	42	29
Deferred liability	-	-	-	-	329	316
Long-term debt due within one year	3,028	2,762	245	204	2,783	2,558

Total current liabilities	9,631	8,568	5,014	5,256	5,549	4,437

Long-term debt due after one year	12,032	11,334	3,293	2,854	8,739	8,480
Liability for postemployment benefits	2,481	2,514	2,481	2,514	-	-
Deferred income taxes and other liabilities	474	448	329	330	73	81

Total liabilities	24,618	22,864	11,117	10,954	14,361	12,998

Stockholders' equity
Common Stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (06/30/01 - 407,447,312; 12/31/00 - 407,447,312) at paid in amount	1,045	1,048	1,045	1,048	794	787
Profit employed in the business	7,402	7,205	7,402	7,205	1,021	922
Accumulated other comprehensive income	(97)	23	(97)	23	(160)	(89)
Treasury stock (06/30/01 - 64,073,327; 12/31/00 - 64,050,502) at cost	(2,691)	(2,676)	(2,691)	(2,676)	-	-

Total stockholders' equity	5,659	5,600	5,659	5,600	1,655	1,620

Total liabilities and stockholders' equity	$30,277	$28,464	$16,776	$16,554	$16,016	$14,618

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

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Cash Flow for the Six Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	June 30,		June 30,		June 30,
	2001	2000	2001	2000	2001	2000

Cash Flow from Operating Activities:
Profit	$433	$573	$433	$573	$99	$75
Adjustments for non-cash items:
Depreciation and amortization	582	533	430	415	152	118
Profit of Financial Products	-	-	(99)	(75)	-	-
Other	146	87	143	30	(27)	49
Changes in assets and liabilities:
Receivables - trade and other	(229)	(263)	(67)	40	(100)	(199)
Inventories	(132)	39	(132)	39	-	-
Accounts payable and accrued expenses	114	315	(15)	126	103	127
Other - net	(131)	(86)	(133)	(104)	13	28

Net cash provided by (used for) operating activities	783	1,198	560	1,044	240	198

Cash Flow from Investing Activities:
Capital expenditures - excluding equipment leased to others	(381)	(333)	(369)	(319)	(12)	(14)
Expenditures for equipment leased to others	(427)	(318)	(16)	(6)	(411)	(312)
Proceeds from disposals of property, plant and equipment	184	114	16	13	168	101
Additions to finance receivables	(8,343)	(7,711)	-	-	(8,343)	(7,711)
Collection of finance receivables	5,894	5,059	-	-	5,894	5,059
Proceeds from the sale of finance receivables	1,244	1,568	-	-	1,244	1,568
Net intercompany borrowings	-	-	79	(206)	84	(98)
Investments and acquisitions (net of cash acquired)	(395)	(78)	(108)	(70)	(287)	(8)
Other - net	(84)	(77)	(22)	(26)	(69)	(71)

Net cash (used for) provided by investing activities	(2,308)	(1,776)	(420)	(614)	(1,732)	(1,486)

Cash Flow from Financing Activities:
Dividends paid	(234)	(228)	(234)	(228)	(5)	(29)
Common stock issued, including treasury shares reissued	4	3	4	3	7	20
Treasury shares purchased	(33)	(326)	(33)	(326)	-	-
Net intercompany borrowings	-	-	(84)	98	(79)	206
Proceeds from long-term debt issued	2,816	2,418	629	10	2,187	2,408
Payments on long-term debt	(1,585)	(1,547)	(166)	(46)	(1,419)	(1,501)
Short-term borrowings - net	564	195	(196)	24	760	171

Net cash provided by (used for) financing activities	1,532	515	(80)	(465)	1,451	1,275

Effect of exchange rate on cash	(69)	(16)	(79)	(31)	(2)	-

(Decrease) Increase in cash and short-term investments	(62)	(79)	(19)	(66)	(43)	(13)

Cash and short-term investments at the beginning of the period	334	548	206	440	128	108

Cash and short-term investments at the end of the period	$272	$469	$187	$374	$85	$95

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

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions)
1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 2001 and 2000, (b) the changes in stockholders' equity for the six-month periods ended June 30, 2001 and 2000, (c) the consolidated financial position at June 30, 2001 and December 31, 2000, and (d) the consolidated statement of cash flow for the six-month periods ended June 30, 2001 and 2000, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

A new line ("Other operating expenses") was added to the Statement of Results of Operations in the first quarter of 2001. The amounts currently reported on the new line represent depreciation expense on equipment leased to others by Financial Products. Such expenses were previously included in "Selling, general and administrative expenses."

2.	The results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results for the entire year 2001.
3.	The company has reviewed the status of its environmental and legal contingencies and believes that there are no material changes from that disclosed in Form 10-K for the year ended December 31, 2000.
4.	Unconsolidated Affiliated Companies Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag) was as follows:
	Results of Operations (unaudited)

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2001	2000	2001	2000

Sales	$675	$769	$1,330	$1,393
Cost of sales	523	624	1,044	1,108

Gross profit	$152	$145	$286	$285

Profit (Loss)	$(4)	$(14)	$(2)	$(24)

	Financial Position
	(unaudited) March 31, 2001	Sept. 30, 2000

Assets:
Current assets	$1,632	$1,583
Property, plant and equipment - net	942	1,000
Other	273	352

	2,847	2,935

Liabilities:
Current liabilities	1,391	1,284
Long-term debt due after one year	434	557
Other liabilities	238	253

	2,063	2,094

Ownership	$784	$841

Certain investments in unconsolidated affiliated companies are accounted for using the cost method. During the first quarter of 2001, Caterpillar Financial Services Corporation (Cat Financial) invested for a limited partnership interest in a venture financing structure associated with Caterpillar's rental strategy in the U.K.

Page 7
5.	Inventories Inventories (principally "last-in, first-out" method) comprise the following:
		(unaudited) June 30, 2001	Dec. 31, 2000

	Raw materials and work-in-process	$1,115	$1,022
	Finished goods	1,549	1,485
	Supplies	182	185

	Total inventories	$2,846	$2,692

6.	Plant Closing Costs The reserve for plant closing costs includes the following:
		(unaudited) June 30, 2001	Dec. 31, 2000

	Write down of property, plant, and equipment	$61	$61
	Employee severance benefits	7	9
	Rearrangement, start-up costs, and other	2	3

	Total reserve	$70	$73

The write-down of property, plant, and equipment establishes a new cost basis for assets that have been permanently impaired. Employee severance benefits (e.g., pension, medical and supplemental unemployment benefits) are provided to employees affected by plant closings and consolidations. The reserve for such benefits is reduced as the benefits are provided.

7.

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

We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 14.

Business Segments (unaudited) Three months ended June 30,
2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$356	$60	$861	$431	$370	$1,361	$1,770	$319	$5,528
Intersegment sales and revenues	3	2,052	186	-	36	1,158	84	502	4,021

Total sales and revenues	$359	$2,112	$1,047	$431	$406	$2,519	$1,854	$821	$9,549

Accountable profit (loss)	$3	$192	$59	$61	$16	$60	$48	$76	$515

Accountable assets at June 30, 2001	$343	$2,261	$949	$15,579	$554	$3,861	$2,254	$2,317	$28,118

2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$354	$42	$881	$370	$329	$1,408	$1,766	$251	$5,401
Intersegment sales and revenues	1	2,030	194	-	37	1,239	42	507	4,050

Total sales and revenues	$355	$2,072	$1,075	$370	$366	$2,647	$1,808	$758	$9,451

Accountable profit (loss)	$16	$234	$61	$48	$8	$111	$29	$55	$562

Accountable assets at December 31, 2000	$373	$2,229	$967	$14,185	$580	$3,810	$1,739	$2,383	$26,266

Business Segments (unaudited) Six months ended June 30,
2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$675	$101	$1,711	$849	$663	$2,524	$3,256	$583	$10,362
Intersegment sales and revenues	6	3,910	384	-	70	2,265	133	971	7,739

Total sales and revenues	$681	$4,011	$2,095	$849	$733	$4,789	$3,389	$1,554	$18,101

Accountable profit (loss)	$11	$322	$110	$140	$24	$39	$92	$124	$862

2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$697	$84	$1,683	$722	$604	$2,752	$3,341	$478	$10,361
Intersegment sales and revenues	3	3,964	395	-	72	2,505	79	1,007	8,025

Total sales and revenues	$700	$4,048	$2,078	$722	$676	$5,257	$3,420	$1,485	$18,386

Accountable profit (loss)	$35	$434	$114	$104	$12	$210	$72	$114	$1,095

	Reconciliation of Profit Before Tax:	(unaudited)
		Three months ended		Six months ended
		June 30,	June 30,	June 30,	June 30,
		2001	2000	2001	2000

	Total accountable profit from business segments	$515	$562	$862	$1,095
	Methodology differences	(29)	(69)	(94)	(174)
	Corporate costs	(89)	(49)	(142)	(112)
	Other	5	30	11	51

	Total consolidated profit before tax	$402	$474	$637	$860

Page 9
8.

Derivative Instruments and Hedging Activities

Refer to Note 9 of our first quarter 2001 Form 10-Q for information about our Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities" adoption and accounting policies.

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

Our Machinery and Engines' operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net enterprise basis. We use foreign currency forward contracts and options to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our Policy allows for actively managing anticipated foreign currency cash flow for up to sixteen months.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, British pound, Canadian dollar, Euro or Japanese yen forward or option contracts that exceed ninety days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines' foreign currency contracts is undesignated. Losses on the undesignated contracts of $.3 and $3 were recorded in current earnings ("Other income (expense)" in the Statement of Results of Operations) for the quarter and six months ended June 30, 2001, respectively. Losses of $.4 and $1 due to changes in time and volatility value on options were excluded from effectiveness calculations and included in current earnings ("Other income (expense)") for the quarter and six months ended June 30, 2001, respectively. As of June 30, 2001, $4 of deferred net losses included in equity ("Accumulated other comprehensive income" in the Statement of Financial Position) is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. No cash flow hedges were discontinued during the quarter ended June 30, 2001.

In managing foreign currency risk for our Financial Products' operations, our objective is to minimize (offset) earnings volatility resulting from the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Gains on the undesignated contracts of $22 and $65 were recorded in current earnings ("Other income (expense)") for the quarter and six months ended June 30, 2001, respectively. These gains offset balance sheet remeasurement losses.

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines' operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our policy allows us to enter fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. Gains on undesignated contracts of $.2 and $.3 were recorded in current earnings ("Other income (expense)") for the quarter and six months ended June 30, 2001, respectively. Losses on designated interest rate derivatives of $3 were offset by gains on hedged debt of $8 in current earnings ("Other income (expense)") for the quarter ended June 30, 2001. For the six months ended June 30, 2001, gains on designated interest rate derivatives of $20 were offset by losses on hedged debt of $10 in current earnings ("Other income (expense)"). Deferred gains on liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $1 and $2 on the liquidated swaps were amortized to current earnings ("Other income (expense)") for the quarter and six months ended June 30, 2001, respectively. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines' forward rate agreements are 100% effective. As of June 30, 2001, $.3 of deferred net gains included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of thirty years. No hedges were discontinued during the quarter ended June 30, 2001.

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

Our Policy allows us to issue both floating-to-fixed and fixed-to-floating interest rate swaps to meet the "match funding" objective. We designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. As Financial Products' fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $23 were offset completely by losses on hedged debt of $23 in current earnings ("Other income (expense)") for the quarter ended June 30, 2001. For the six months ended June 30, 2001, gains on designated interest rate derivatives of $50 were offset completely by losses on hedged debt of $50 in current earnings ("Other income (expense)"). Financial Products' policy is to designate as cash flow hedges at inception of the contract all floating-to-fixed interest rate swaps. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Losses of $.2 and $.6 due to ineffectiveness on floating-to-fixed interest rate swaps were included in current earnings ("Other income (expense)") for the quarter and six months ended June 30, 2001, respectively. As of June 30, 2001, $15 of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products") over the next twelve months. No hedges were discontinued during the quarter ended June 30, 2001.

Commodity Price Risk
Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to minimize volatility in the payments we make for such commodities.

Our Machinery and Engines' operations purchase aluminum, copper and nickel embedded in the components we purchase from suppliers. Our suppliers pass on to us price changes in the commodity portion of the component cost.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Losses on the undesignated contracts of $3 and $6 were recorded in current earnings ("Other income (expense)") for the quarter and six months ended June 30, 2001, respectively.

9.

Securitized Receivables

 In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures. The provisions of this statement are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of adopting SFAS 140 was immaterial.

Caterpillar Inc. utilizes inventory merchandising programs for its North American dealers. Certain dealer receivables, which arise from the sale of goods, are sold to Cat Financial at a discount. Some of these receivables are then securitized by Cat Financial into private-placement, revolving securitization facilities. Cat Financial services the dealer receivables, which are held in a securitization trust. Securitization of receivables is a cost-effective means of financing the business and an attractive alternative for generating funds. During the six months ended June 30, 2001, a consolidated net discount of $14 was recognized on the securitization of dealer receivables. Significant assumptions used to estimate the fair value of dealer receivables securitized during the second quarter of 2001 include an 8.1% discount rate, a 1-month weighted-average maturity, a weighted-average prepayment rate of 0% and expected credit losses of 0%.

During the six months ended June 30, 2001, Cat Financial serviced installment sale contracts and finance lease contracts that they securitized in 1999, 1998 and 1997. Cat Financial receives an annual servicing fee of 1% of the average outstanding principal balance. As of June 30, 2001, Cat Financial's retained interests in these securitizations totaled $44. Key assumptions used to initially determine the fair value of the retained interests included cash flow discount rates on subordinate tranches of 6.27% - 6.90%, a cash flow discount rate on other retained interests of 13.61%, a weighted-average maturity of 42 months, average prepayment rates of 14% and expected credit losses of .48%.

The investors and the securitization trusts have no recourse to Cat Financial's other assets for failure of debtors to pay when due.

	Cash flow during the six months ended June 30, 2001 related to securitizations consisted of:
	Dealer	Finance
	Receivables	Receivables

Proceeds from securitization of receivables into revolving facility	$995	$-
Servicing fees received	$3	$2
Page 12
Characteristics of the dealer receivable and finance receivable securitizations as of and during the six months ended June 30, 2001 were:
	Dealer	Finance
	Receivables	Receivables

Total securitized principal balance	$500	$284
Average securitized principal balance	$509	$341
Loans > 30 days past due	$-	$13
Net credit losses	$-	$2
Weighted-average maturity (in months)	3	18

We estimate the impact of individual 10% and 20% changes to the key economic assumptions used to estimate the fair value of residual cash flow in retained interests on our income. An independent, adverse change to each key assumption had an immaterial impact on the fair value of residual cash flow.

Certain of our wholly owned consolidated subsidiaries sell their unsecured trade receivables from dealers to a wholly owned and consolidated special purpose entity. The receivables are packaged, mature in one year or less, bear interest and are sold to third party buyers. All rights and title to the receivables are transferred upon sale and the receivables are removed from the assets reported in our Statement of Financial Position in accordance with SFAS 140.

10.

Future Accounting Changes

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations. This Statement requires that all business combinations be accounted for by the purchase method. As required by SFAS 141, we will adopt this new accounting standard for all business combinations initiated after June 30, 2001. We believe the adoption of SFAS 141 will not have a material impact on our financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets and goodwill. The Statement requires that goodwill and intangible assets having indefinite useful lives not be amortized, rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As required by SFAS 142, we will adopt this new accounting standard January 1, 2002. We are currently analyzing the provisions of SFAS 142 and have not yet determined the impact on our financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

A. Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Sales and revenues for the second-quarter 2001 were $5.49 billion, 2 percent higher than second-quarter 2000. A
2 percent increase in physical sales volume and a 16 percent increase in Financial Products' revenue were partially offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars. Profit of $271 million or 78 cents per share was $44 million lower than second-quarter 2000.

The decrease was due primarily to the unfavorable impact of cost inefficiencies caused by significant volume shifts at some manufacturing facilities and higher SG&A costs, partially offset by the slightly higher sales volume and favorable other income and expense. The negative impact of currency on sales was more than offset by a positive impact on costs. Profit per share of 78 cents was down 12 cents, or 13 percent, from second-quarter 2000.

MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME **	Latin America	Asia/ Pacific

Three Months Ended June 30, 2001
Machinery	$3,419	$2,026	$805	$260	$328
Engines*	1,713	922	494	110	187

	$5,132	$2,948	$1,299	$370	$515

Three Months Ended June 30, 2000
Machinery	$3,320	$1,941	$833	$241	$305
Engines*	1,736	1,003	441	103	189

	$5,056	$2,944	$1,274	$344	$494

* Does not include internal engine transfers of $322 and $353 in 2001 and 2000, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Europe, Africa & Middle East and Commonwealth of Independent States

Refer to table on page 22 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $3.42 billion, an increase of $99 million or 3 percent from second-quarter 2000. The higher sales resulted from a 3 percent increase in volume.
Page 14

Sales in North America increased due to continuing strong demand in heavy construction, increased demand in the energy related coal mining industry and growth in the Cat Rental Store network as well as less inventory reduction by dealers compared to a year ago. These positive items more than offset overall lower industry demand in North America. Sales in EAME declined as inventory cutbacks by dealers more than offset higher retail sales. Sales in Latin America improved as dealers brought inventories more in line with sales. Sales in Asia/Pacific gained due to energy related coal mining activity.

Engine sales were $1.71 billion, a decrease of $23 million or 1 percent from second-quarter 2000. A 2 percent increase in physical sales volume was more than offset by unfavorable price realization.

The increase in physical sales volume due to continued gains in sales of electric power solutions, particularly in North America, strengthening demand worldwide in oil and gas industries and higher sales to commercial marine applications more than offset a collapse in engine sales to North American truck OEMs.

Operating Profit (Millions of Dollars)
	Three Months Ended
	June 30, 2001	June 30, 2000

Machinery	$324	$374
Engines	113	171

	$437	$545

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $50 million, or 13 percent from second-quarter 2000. The slight benefit from higher physical volume was more than offset by higher costs, including employment related cost increases, higher energy costs, the impact of acquisitions and 6 Sigma implementation.

Engine operating profit decreased $58 million from second-quarter 2000. Manufacturing inefficiencies related to significant swings in production levels were partially offset by the favorable impact of slightly higher physical volume.

Interest expense was $1 million higher than one year ago.

Other income/expense reflects a net decrease in expense of $22 million due to a favorable change in foreign exchange gains and losses.

FINANCIAL PRODUCTS
Revenues for the second quarter were $408 million, up $49 million or 14 percent compared with second-quarter 2000 (excluding revenue transactions with Machinery and Engines, revenues increased $49 million or 16 percent). The increase resulted primarily from a larger receivables portfolio at Caterpillar Financial Services Corporation (Cat Financial).

Page 15

Before tax profit increased $15 million or 28 percent from second-quarter 2000. The increase resulted primarily from improved interest spreads and the larger receivables portfolio at Cat Financial, partially offset by a higher provision for credit losses reflecting the larger portfolio.

INCOME TAXES
Second-quarter tax expense reflects an estimated annual tax rate of 32 percent for both 2001 and 2000.

UNCONSOLIDATED AFFILIATED COMPANIES
The company's share of unconsolidated affiliated companies' results increased $5 million from second quarter a year ago, primarily due to stronger results at Shin Caterpillar Mitsubishi Ltd.

SUPPLEMENTAL INFORMATION
Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations
Sales (including both sales to end users and deliveries to dealer rental operations) in North America were lower compared to second-quarter 2000 due to lower industry sales. Sales to the general construction, quarry and aggregates, and forestry sectors declined. Sales were up sharply in mining, led by strong gains in coal. Sales also increased to the waste sector. Sales to agriculture were higher due to improvement in industry demand compared to a year ago, but overall industry conditions remained depressed. Sales to the heavy construction and industrial sectors remained near year-earlier levels.

Sales increased in EAME as a result of higher demand in both Europe and Africa & Middle East. For the region, sales were higher to the general construction, agriculture, waste and industrial sectors. Sales declined to the heavy construction, mining, quarry and aggregates, and forestry sectors.

In Latin America, sales remained near year-earlier levels. Sales increased to the mining and general construction sectors. Sales were lower to the heavy construction, forestry and agriculture sectors.

In Asia/Pacific, sales were up as increases to the mining and heavy construction sectors offset declines in general construction, agriculture and forestry.

Dealer Inventories of Machines
Worldwide dealer new machine inventories at the end of the second quarter were lower than a year ago as we continue to work with dealers to streamline the flow of products to the end user. Inventory declines in North America, Asia/Pacific and Latin America more than offset increases in EAME.

Inventories compared to current selling rates were lower than a year earlier in all regions.

Engine Sales to End Users and OEMs
Sales were lower in North America due to further sharp declines in industry demand for truck engines resulting from weak economic growth and declining industrial production. This sales weakness more than offset higher sales of engines to oil and gas industries and continued growth in sales of power generation products. Sales to industrial and marine applications remained near year-earlier levels. In EAME, robust sales gains to oil and gas industries plus continuing gains to electric power and marine applications more than offset pronounced weakness in European sales of small industrial engine products. Sales were lower in Asia/Pacific due primarily to reduced sales of large engine products to oil and gas industries, which more than offset higher sales to marine applications. In Latin America, sales declined due to reduced sales of electric power solutions.

Page 16

EMPLOYMENT
 At the end of second-quarter 2001, Caterpillar's worldwide employment was 71,558 compared with 66,836 one year ago. The majority of the increase was outside of the U.S., including acquisitions which added 2,478 employees.

OUTLOOK
Summary
As expected, world economic growth and the growth of industrial production slowed sharply in the first half of 2001. This reduction in the rate of expansion of the world economy is expected to continue through the third quarter. World GDP growth is forecast to decline from 4 percent in 2000 to about 2 to 2.5 percent in 2001, and industrial production is projected to decelerate from about 8 percent in 2000 to 3 percent in 2001. This sharp reduction in the pace of economic activity in the major industrialized countries commenced at the close of 2000 in the United States, and expanded to Japan and Europe in the first half of 2001.

The expected slowdown is negatively impacting capital equipment spending mainly in the general construction sector. Demand for energy commodities (crude oil, natural gas, electric power generation and coal), however, remained strong in the first half of 2001. While seasonal demand for natural gas declined late in the second quarter, gas markets are expected to remain relatively tight as demand is projected to recover in the fourth quarter. Capital equipment spending in these energy areas is increasing significantly in 2001.

In light of this mixed external environment, company sales and revenues are expected to be about flat in 2001. Profit is expected to be down about 5 to 10 percent from 2000.

North America
In North America, U.S. GDP growth is projected to slow from 5 percent in 2000 to about 2 percent in 2001. The pace of economic growth was very weak in the first half of 2001, as spending slowed and inventories were cut back sharply. We expect spending and production rates to improve modestly in the second half of 2001, boosted by much lower borrowing rates, federal tax cuts, a recovery in consumer confidence and a lower rate of inventory reduction.

In the first half of 2001, the manufacturing sector experienced steep reductions in production rates typical of a recession in this sector, as there were sharp reductions in capital equipment spending and inventories.

By contrast, both housing and construction activity remained solid. Housing was boosted by lower mortgage rates, while construction activity overall was supported by increases in public spending on highways and airports. The pace of housing activity is expected to moderate in the second half of 2001, but infrastructure construction activity is expected to remain strong as construction contract volumes for highways, airports, and utilities remained buoyant through the first half of 2001.

As a result of sharp reductions in capital equipment spending across the economy in 2001, North American industry demand for construction machines is expected to decline about 15 percent for the year as a whole. A major reason for the projected decline in construction equipment spending is due to significant anticipated reductions in capital spending in the rental services area. Lower demand for general construction machines will be partially offset by higher sales to the heavy construction, coal mining and oil and gas industries. With year-end declines in dealer machine inventories anticipated, company machine sales are projected to be flat to down slightly. In Canada, industry demand for machines is expected to decline, as moderate reductions in general construction machine sales will be partially offset by higher demand in heavy construction and petroleum.

Page 17

Engine sales are projected to be flat, as higher sales to oil and gas and electric power sectors are forecast to offset a projected significant decline in truck engines. In summary, company sales of machines and engines for North America are expected to be about flat.

EAME
 In EAME, sales of machines and engines are expected to be flat to up slightly. High oil prices and refusal on the part of the European Central Bank to lower interest rates in response to the significant weakening in external demand in the first half of 2001 led to continued declines in business confidence in Europe and further downward pressure on the euro. Sales should benefit from this continued, albeit slower economic growth. Sales to oil-exporting countries in Africa & Middle East should continue to benefit from strong cash flows related to high oil production volumes. Sales elsewhere in Africa & Middle East are expected to decline. In the CIS, sales should increase as the Russian recovery continues and the oil exporting nations of the region continue to experience stronger economic growth.

Asia/Pacific
In the Asia/Pacific region, sales of machines and engines are expected to be about flat in 2001. China should continue to register solid sales growth. Sales in Australia are expected to be up slightly, driven mainly by strong demand in the coal mining sector. However, weak growth in Japan combined with continued instability in Indonesia, the Philippines and Thailand are projected to lead to flat sales in southeast Asian developing countries.

Latin America
In Latin America, continued economic growth in Brazil, Chile and Venezuela is expected to lead to higher machine sales. Growth projections for Brazil have been reduced due to the severe electricity shortage, but construction activity in Brazil is still expected to be solid. Mexico slowed sharply in the first half of 2001 in response to the U.S. economic slowdown, but is expected to experience a recovery by the fourth quarter. Economic and political turbulence in Argentina and Peru triggered capital flight from the region and associated speculative pressure on currencies. As a result, regional borrowing rates moved up in the first half of 2001. Moreover, the unstable currency situation in Argentina remains extremely fragile. For the purposes of this outlook, we are assuming that political and economic conditions improve later in the third quarter of 2001. Company sales of machines and engines are expected to be flat to up slightly in the region.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000
 Sales and revenues for the six months ended June 30, 2001 were $10.30 billion, $16 million higher than the first six months of 2000. Slightly higher physical sales volume and a 17 percent increase in Financial Products revenue were offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars. Profit of $433 million was $140 million or 24 percent lower than the first six months of 2000. The decrease was due primarily to the unfavorable impact of cost inefficiencies caused by significant volume shifts at some manufacturing facilities and higher SG&A costs. The negative impact of currency on sales was more than offset by a positive impact on costs.

Page 18
MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME **	Latin America	Asia/ Pacific

Six Months Ended June 30, 2001
Machinery	$6,380	$3,699	$1,628	$451	$602
Engines*	3,213	1,766	885	226	336

	$9,593	$5,465	$2,513	$677	$938

Six Months Ended June 30, 2000
Machinery	$6,286	$3,694	$1,575	$413	$604
Engines*	3,395	1,977	868	215	335

	$9,681	$5,671	$2,443	$628	$939

* Does not include internal engine transfers of $632 and $702 in 2001 and 2000, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Europe, Africa & Middle East and Commonwealth of Independent States

Refer to table on page 22 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $6.38 billion, an increase of $94 million or 2 percent from the first six months of 2000. The higher sales resulted from a 2 percent increase in volume.

Sales increased in EAME and Latin America and were flat in North America and Asia/Pacific. In North America, dealers built inventories more than the same period a year ago, which offset lower retail sales. In EAME, stronger retail demand more than offset a slower pace of inventory accumulation. Sales in Latin America improved due to higher dealer sales. In Asia/Pacific, stronger retail demand offset lower dealer inventories.

Engine sales were $3.21 billion, a decline of $182 million or 5 percent from the first six months of 2000. Sales were lower due to a 3 percent reduction in physical sales volume and lower price realization.

Sales declined due to a collapse in sales of engines to North American truck OEMs, which more than offset further growth in sales of power generation solutions and sharp gains in sales of engines to oil and gas industries.

Page 19
Operating Profit (Millions of Dollars)
	Six Months Ended
	June 30, 2001	June 30, 2000

Machinery	$539	$610
Engines	176	324

	$715	$934

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $71 million, or 12 percent from the first six months of 2000. The benefit from slightly higher physical volume was more than offset by higher costs, including employment related cost increases, higher energy costs, the impact of acquisitions and 6 Sigma implementation.

Engine operating profit decreased $148 million from the first six months of 2000. The decline was primarily due to the impact of manufacturing inefficiencies related to significant swings in production levels combined with the sharply lower truck engine sales.

Interest expense was $8 million higher than a year ago.

Other income/expense reflects a net increase in expense of $34 million, primarily due to the cost of financing trade receivables combined with several smaller unfavorable items. The cost of financing trade receivables relates to the revolving program with Cat Financial, which was implemented in 1998 as a cost-effective means of funding operations. These unfavorable items were partially offset by a favorable change in foreign exchange gains and losses.

FINANCIAL PRODUCTS
Revenues were $813 million, up $124 million or 18 percent compared with the first six months of 2000 (excluding revenue transactions with Machinery and Engines, revenues increased $104 million or 17 percent). The increase resulted primarily from a higher yield and larger receivables portfolio at Cat Financial.

Before tax profit increased $38 million or 34 percent from the first six months of 2000. The increase resulted primarily from an increased spread and larger receivables portfolio at Cat Financial.

INCOME TAXES
First six months tax expense reflects an effective annual tax rate of 32 percent for both 2001 and 2000.

UNCONSOLIDATED AFFILIATED COMPANIES
The company's share of unconsolidated affiliated companies' results increased $12 million from a year ago, primarily due to stronger results at Shin Caterpillar Mitsubishi Ltd.

B. Liquidity & Capital Resources
 Consolidated operating cash flow was $783 million through the second quarter of 2001, compared with $1.20 billion through the second quarter of 2000. Total debt as of June 30, 2001 was $16.76 billion, an increase of $1.69 billion from year-end 2000. During the first six months of 2001, debt related to Machinery and Engines increased $302 million, to $3.73 billion, while debt related to Financial Products increased $1.29 billion to $13.25 billion.

In 1998, the board of directors authorized a share repurchase program to reduce the number of outstanding shares to 320 million over a three to five year period. During the first six months of 2001, 719,000 shares have been repurchased under the plan. The number of shares outstanding at June 30, 2001, was 343.4 million.

Machinery and Engines
Operating cash flow was $560 million through the second quarter of 2001, compared with $1.04 billion for the same period a year ago. This decrease was primarily due to lower profit and increased working capital requirements during the first six months of 2001 compared to the first six months of 2000.

Capital expenditures, excluding equipment leased to others, through the second quarter of 2001 were $369 million compared with $319 million for the same period a year ago. Total debt increased by $302 million for the first six months of 2001. During the quarter, $600 million of ten and thirty-year debt was sold. $250 million in notes priced at 6.55% is due in 2011. $350 million in debentures priced at 7.3% is due in 2031. The proceeds from the offering were used for general corporate purposes and to lower overall debt costs. Our debt to debt plus equity ratio as of June 30, 2001 was 39.7%.

Financial Products
Operating cash flow was $240 million through the second quarter 2001, compared with $198 million for same period a year ago. The increase is primarily due to a favorable change in receivables during the first six months of 2001. Cash used to purchase equipment leased to others was $411 million in 2001. In addition, net cash used for finance receivables was $1.21 billion for the first six months of 2001, compared to $1.08 billion for the first six months of 2000.

Financial Products' debt was $13.25 billion at June 30, 2001, an increase of $1.29 million from December 31, 2000. During the quarter, $500 million of five-year debt, priced at 5.95%, was sold. The proceeds from the offering were used for general corporate purposes and to lower overall debt costs. Financial Products' debt primarily comprised $9.01 billion of medium term notes, $226 million of notes payable to Caterpillar, $165 million of notes payable to banks and $3.67 billion of commercial paper. At June 30, 2001, finance receivables past due over 30 days were 3.4%, compared with 3.2% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.7:1 at June 30, 2001, compared with 8.0:1 at December 31, 2000.

Financial Products had outstanding credit lines totaling $4.89 billion at June 30, 2001, which included $2.65 billion of revolving credit agreements shared with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills and bank borrowings. Also included are variable-amount lending agreements with Caterpillar. Under these agreements, Financial Products (Cat Financial) may borrow up to $821 million from Machinery and Engines (Caterpillar Inc.).

Page 21
Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment (Millions of Dollars)
	(unaudited)
	Three months ended		Six months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

North American Geographic Region	$2,948	$2,944	$5,465	$5,671
Engine sales included in the Power Products segment	(922)	(999)	(1,766)	(1,972)
Company owned dealer sales included in the All Other segment	(139)	(85)	(229)	(158)
Certain governmental sales included in the All Other segment	(53)	(47)	(92)	(75)
Other*	(64)	(47)	(122)	(125)

North American Marketing external sales	$1,770	$1,766	$3,256	$3,341

EAME Geographic Region	$1,299	$1,274	$2,513	$2,443
Power Products sales not included in the EAME Marketing segment	(318)	(298)	(550)	(579)
Other*	(120)	(95)	(252)	(181)

EAME Marketing external sales	$861	$881	$1,711	$1,683

Latin America Geographic Region	$370	$344	$677	$628
Power Products sales not included in the Latin America Marketing segment	(35)	(30)	(72)	(69)
Other*	35	15	58	45

Latin America Marketing external sales	$370	$329	$663	$604

Asia Pacific Geographic Region	$515	$494	$938	$939
Power Products sales not included in the Asia/Pacific Marketing segment	(86)	(81)	(136)	(132)
Other*	(73)	(59)	(127)	(110)

Asia Pacific Marketing external sales	$356	$354	$675	$697

*Represents primarily external sales of the Construction & Mining Products and the All Other segments.

C.  Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our Second Quarter 2001 Financial Release are forward looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the Company and the markets it serves.

 World Economic Factors
 Our current outlook calls for a significant slowdown in growth in the U.S. economy in the first half of 2001, but growth is expected to pick up momentum in the third quarter of the year through 2002. Should recent interest rate and tax reductions fail to stimulate the U.S. economy as expected, leading to a more protracted slowdown in 2001, or a recession, then sales of machines and engines would decline more sharply than expected this year and could be negatively impacted in 2002 as well. The outlook also projects that economic growth is expected to continue at more moderate rates in Asia Pacific, Europe, Africa & Middle East and Latin America. If, for any reason, these projected growth rates were lower than expected, sales would likely be lower than anticipated in the affected region. Recent economic weakness in Japan is leading to lower than expected growth in the Asia Pacific region, particularly Southeast Asia. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

In particular, our outlook assumes that the Japanese government remains committed to stimulating their economic recovery with appropriate monetary and fiscal policies. In recent months, however, the Japanese economy is showing sudden signs of severe weakness, and this is having a negative impact on the outlook for the Asia Pacific region. The outlook also assumes that the Brazilian government follows through with promised fiscal and structural reforms; and that the newly appointed finance minister in Argentina successfully restores investor confidence in government policies in the second half of 2001. A reversal or setback by any of these governments could result in greater economic and financial uncertainty and a weaker economy. Specifically, in the first half of July the Argentinean currency came under severe speculative attack. If this speculative attack continues for several more weeks, leading to an Argentinean debt default, and/or full scale currency devaluation, then the sales and revenue outlook for the Southern Hemisphere would be adversely impacted compared to our current outlook. The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken company sales.

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

 Commodity Prices
 The outlook for our sales also depends on commodity prices. Our outlook for moderate worldwide economic growth in 2001 suggested that industrial metals prices would be about flat on average in 2001. Recent declines in industrial production in Europe and Japan have exacerbated the depth and duration of the expected slowdown, and industrial metal prices experienced additional downward pressure in the second quarter. As a result, machine sales to the industrial metals area could come under downward pressure in the second half of 2001. Oil prices are expected to decline from an average of about $30 to $32 a barrel in 2000 to an average of $25 to $30 a barrel in 2001. Agricultural prices are likely to be flat. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices are expected to be up in 2001. Industry sales to the agriculture equipment markets are expected to be about flat in 2001.

Further weakness in world economic growth could lead to sharp declines in commodity prices and lower than expected sales to industrial metals and agriculture sectors.

 Monetary and Fiscal Policies
 For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. In the United States, the Federal Reserve moved aggressively to reduce interest rates in the first half of 2001. This action, together with federal tax cuts is expected to stimulate U.S. growth in the third and fourth quarters of 2001. On the other hand, the European Central Bank has not lowered interest rates significantly in response to slower economic growth and a weak agriculture sector in 2001, and machine and engine demand in Europe is likely to be lower than expected in the second half of 2001.

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

Political Factors
 Political factors in the U.S. and abroad have a major impact on global companies. The U.S. Congress recently enacted a tax cut to be effective in the third and fourth quarters of 2001 and in 2002. However, renewed political uncertainty in Japan is contributing to a decline in business confidence and capital investment in Japan. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are a number of significant expected political developments in Latin America, Asia, and Europe, Africa and the Middle East which are expected to take place in the second half of 2001 that could affect U.S. trade policies and/or de-stabilize local market conditions leading to lower Company sales.

 Currency Fluctuations
 Currency fluctuations are an unknown for global companies. The Company has facilities in major sales areas throughout the world and significant costs and revenues in most major currencies. This diversification greatly reduces the overall impact of currency movements on results. However, if the U.S. dollar strengthens against foreign currencies, the conversion of net non-U.S. dollar proceeds to U.S. dollars would somewhat adversely impact the Company's results. Further, since the Company's largest manufacturing presence is in the U.S., a sustained overvalued dollar could have an unfavorable impact on our global competitiveness.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Non-U.S. Employee Stock Purchase Plans
 We have twenty-three employee stock purchase plans administered outside the United States for our foreign employees. As of June 30, 2001, those plans had approximately 7,324 participants in the aggregate. During the second quarter of 2001, a total of 124,112 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Put Options
 In conjunction with its stock repurchase program, Caterpillar sells put options to independent third parties on a private basis. These put options entitle the holder to sell shares of Caterpillar common stock to the company on certain dates at specified prices. On June 30, 2001, 180,000 put options were outstanding with strike prices of $48.50 per share. The put options expire between July 9, 2001 and August 30, 2001, and are exercisable only at maturity. During the quarter Caterpillar received $.3 million in proceeds from the sale of put options.

Item 6. Exhibits and Reports on Form 8-K
(b)

Reports on Form 8-K, dated April 11, April 17 (3), April 23, May 9, May 16, and June 13 were filed during the quarter ending June 30, 2001, pursuant to Item 5 of that form. Additional reports on Form 8-K were filed on July 17 (2) and July 23, 2001 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CATERPILLAR INC.

August 9, 2001	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer

August 9, 2001	/s/ R. Rennie Atterbury III	Secretary

