Form 10-Q
period 2001-09-30
CATERPILLAR INC
filed 2001-11-01
CIK 18230

Summary Page
Financial Statements
Notes to Financial Statements
MD&A
Safe Harbor Statement
Other Information

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

At September 30, 2001, 343,256,932 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the third quarter, you should read the entire document.

 SUMMARY OF RESULTS

On October 16, 2001, Caterpillar Inc. reported third-quarter sales and revenues of $5.06 billion and profit of $205 million or 59 cents per share. Sales and revenues were $277 million higher than third-quarter 2000, as a result of a 6 percent increase in physical sales volume and a 9 percent increase in Financial Products revenues.

Company profit was $11 million or 5 percent lower than third-quarter 2000 which was favorably impacted by a nonrecurring $39 million tax adjustment at Caterpillar Brasil Ltda. Excluding this adjustment to third-quarter 2000 results, profit increased $28 million primarily due to the higher sales volume. Profit was adversely impacted by cost inefficiencies caused by significant volume shifts at some manufacturing facilities and higher selling, general and administrative expenses (SG&A). SG&A increases were related to special projects for future growth and to improve our long-term cost structure.

"Our financial performance in the third quarter continued to reflect the benefits of diversification, however several key industries we serve, especially truck engines, remained extremely weak," said Chairman and CEO Glen Barton. "While continuing economic uncertainty following last month's terrorist attacks will impact fourth-quarter sales volume to some extent, we expect to deliver full-year results close to our initial outlook. We're on track to achieve first-year bottom line benefits from our global implementation of 6 Sigma, a first for any company undertaking such an effort. Most importantly, our commitment to improve shareholder value by achieving our long-term growth and cost reduction goals is unwavering."

 HIGHLIGHTS - THIRD-QUARTER 2001 COMPARED WITH THIRD-QUARTER 2000

  Sales and revenues of $5.06 billion were $277 million or 6 percent higher compared to third-quarter 2000. Revenues from Financial Products increased 9 percent.
  Sales inside the United States were 49 percent of worldwide sales, the same as a year ago.
  Profit was $205 million or 59 cents per share, up 16 percent excluding the nonrecurring tax adjustment to third-quarter 2000 results.
  Caterpillar Financial Services Corporation (Cat Financial), included in Financial Products, separately reported record revenues and profit after tax for third-quarter 2001.
  218,000 shares were repurchased during the quarter. On September 30, 2001 there were 343.3 million shares outstanding.
  As previously announced, a quarterly dividend of 35 cents per share was declared. This maintains the dividend from the previous quarter.

OUTLOOK

While we expect full-year 2001 sales and revenues to be about flat with 2000, the economic environment for the fourth quarter is more uncertain than considered in prior outlooks. Due to the economic uncertainty, our current estimate is that fourth-quarter sales and revenues will be down slightly from fourth-quarter 2000, with full-year profit now projected to be down 10 to 15 percent.

Based on our preliminary outlook, worldwide sales and revenues are expected to be flat to up slightly in 2002 (complete outlook begins on page 16).

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2001	2000	2001	2000	2001	2000

Sales and revenues:
Sales of Machinery and Engines	$4,699	$4,452	$4,699	$4,452	$-	$-
Revenues of Financial Products	357	327	-	-	417	386

Total sales and revenues	5,056	4,779	4,699	4,452	417	386

Operating costs:
Cost of goods sold	3,669	3,471	3,669	3,471	-	-
Selling, general, and administrative expenses	638	590	557	526	92	74
Research and development expenses	167	161	167	161	-	-
Interest expense of Financial Products	161	186	-	-	167	202
Other operating expenses	80	60	-	-	80	60

Total operating costs	4,715	4,468	4,393	4,158	339	336

Operating profit	341	311	306	294	78	50

Interest expense excluding Financial Products	69	71	69	71	-	-
Other income (expense)	23	25	(54)	(32)	34	24

Consolidated profit before taxes	295	265	183	191	112	74

Provision for income taxes	94	45	51	19	43	26

Profit of consolidated companies	201	220	132	172	69	48

Equity in profit (loss) of unconsolidated affiliated companies (Note 5)	4	(4)	2	(5)	2	1
Equity in profit of Financial Products' subsidiaries	-	-	71	49	-	-

Profit	$205	$216	$205	$216	$71	$49

Profit per common share	$0.60	$0.63

Profit per common share - diluted (2)	$0.59	$0.62

Weighted-average common shares	343.3	344.5
Weighted-average common shares - diluted (2)	347.5	346.3

Cash dividends paid per common share	$0.35	$0.34

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

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Consolidated		Machinery & Engines (1)		Financial Products
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2001	2000	2001	2000	2001	2000

Sales and revenues:
Sales of Machinery and Engines	$14,292	$14,133	$14,292	$14,133	$-	$-
Revenues of Financial Products	1,062	928	-	-	1,230	1,075

Total sales and revenues	15,354	15,061	14,292	14,133	1,230	1,075

Operating costs:
Cost of goods sold	11,086	10,869	11,086	10,869	-	-
Selling, general, and administrative expenses	1,914	1,762	1,679	1,563	267	227
Research and development expenses	506	473	506	473	-	-
Interest expense of Financial Products	518	509	-	-	542	546
Other operating expenses	222	172	-	-	222	172

Total operating costs	14,246	13,785	13,271	12,905	1,031	945

Operating profit	1,108	1,276	1,021	1,228	199	130

Interest expense excluding Financial Products	222	216	222	216	-	-
Other income (expense)	46	65	(130)	(74)	64	57

Consolidated profit before taxes	932	1,125	669	938	263	187

Provision for income taxes	297	319	199	254	98	65

Profit of consolidated companies	635	806	470	684	165	122

Equity in profit (loss) of unconsolidated affiliated companies (Note 5)	3	(17)	(2)	(19)	5	2
Equity in profit of Financial Products' subsidiaries	-	-	170	124	-	-

Profit	$638	$789	$638	$789	$170	$124

Profit per common share	$1.86	$2.27

Profit per common share - diluted (2)	$1.84	$2.25

Weighted-average common shares	343.3	347.8
Weighted-average common shares - diluted (2)	347.2	350.1

Cash dividends paid per common share	$1.03	$0.99

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
(Unaudited)
(Dollars in millions)

	Consolidated

	September 30,		September 30,
	2001		2000

Common stock:
Balance at beginning of period	$(1,628)		$(1,230)
Common shares issued, including treasury shares reissued:
09/30/01 - 797,122; 09/30/00 - 349,973	15		13
Treasury shares purchased:
09/30/01 - 937,000; 09/30/00 - 10,374,700	(43)		(397)

Balance at end of period	(1,656)		(1,614)

Profit employed in the business:
Balance at beginning of period	7,205		6,617
Profit	638	$638	789	$789
Dividends declared	(237)		(231)

Balance at end of period	7,606		7,175

Accumulated other comprehensive income:
Foreign currency translation adjustment: (1)
Balance at beginning of period	55		125
Aggregate adjustment for period	(71)	(71)	(83)	(83)

Balance at end of period	(16)		42

Minimum pension liability adjustment: (1)
Balance at beginning of period	(32)		(47)
Aggregate adjustment for period	4	4	(11)	(11)

Balance at end of period	(28)		(58)

Derivative financial instruments: (1) (Note 7)
Balance at beginning of period	-		-
Gains (losses) deferred during period	(42)	(42)	-	-
(Gains) losses reclassified to earnings	13	13	-	-

Balance at end of period	(29)		-

Comprehensive income		$542		$695

Stockholders' equity at end of period	$5,877		$5,545

(1) No reclassification adjustments to report.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Financial Position*
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	Sept 30,	Dec 31,	Sept 30,	Dec 31,	Sept 30,	Dec 31,
	2001	2000	2001	2000	2001	2000

Assets
Current assets:
Cash and short-term investments	$232	$334	$103	$206	$129	$128
Receivables - trade and other	2,644	2,608	2,260	2,411	1,174	1,201
Receivables - finance	6,187	5,471	-	-	6,187	5,471
Deferred income taxes	322	397	280	377	42	20
Prepaid expenses	1,128	1,019	1,131	1,038	7	2
Inventories (Note 4)	2,922	2,692	2,922	2,692	-	-

Total current assets	13,435	12,521	6,696	6,724	7,539	6,822

Property, plant and equipment - net	6,311	5,951	4,835	4,713	1,476	1,238
Long-term receivables - trade and other	88	76	88	76	-	-
Long-term receivables - finance (Note 8)	5,854	6,095	-	-	5,854	6,095
Investments in unconsolidated affiliated companies (Note 5)	787	551	464	504	323	47
Investments in Financial Products' subsidiaries	-	-	1,730	1,620	-	-
Deferred income taxes	979	907	1,026	960	13	10
Intangible assets	1,485	1,507	1,482	1,504	3	3
Other assets	964	856	459	453	505	403

Total assets	$29,903	$28,464	$16,780	$16,554	$15,713	$14,618

Liabilities
Current liabilities:
Short-term borrowings	$1,229	$971	$241	$369	$1,216	$919
Accounts payable	2,171	2,339	2,289	2,556	138	147
Accrued expenses	1,248	1,048	769	720	622	451
Accrued wages, salaries, and employee benefits	1,396	1,274	1,384	1,262	12	12
Dividends payable	-	117	-	117	-	5
Deferred and current income taxes payable	62	57	(7)	28	69	29
Deferred liability	-	-	-	-	307	316
Long-term debt due within one year	3,234	2,762	62	204	3,172	2,558

Total current liabilities	9,340	8,568	4,738	5,256	5,536	4,437

Long-term debt due after one year	11,699	11,334	3,332	2,854	8,367	8,480
Liability for postemployment benefits	2,491	2,514	2,491	2,514	-	-
Deferred income taxes and other liabilities	496	448	342	330	80	81

Total liabilities	24,026	22,864	10,903	10,954	13,983	12,998

Stockholders' equity
Common Stock of $1.00 par
Authorized shares: 900,000,000
Issued shares: (09/30/01 - 407,447,312;
12/31/00 - 407,447,312) at paid in amount	1,044	1,048	1,044	1,048	794	787
Profit employed in the business	7,606	7,205	7,606	7,205	1,092	922
Accumulated other comprehensive income	(73)	23	(73)	23	(156)	(89)
Treasury stock (09/30/01 - 64,190,380;
12/31/00 - 64,050,502) at cost	(2,700)	(2,676)	(2,700)	(2,676)	-	-

Total stockholders' equity	5,877	5,600	5,877	5,600	1,730	1,620

Total liabilities and stockholders' equity	$29,903	$28,464	$16,780	$16,554	$15,713	$14,618

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

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Cash Flow for the Nine Months Ended
(Unaudited)
(Dollars in millions)

	Consolidated		Machinery & Engines (1)		Financial Products
	September 30,		September 30,		September 30,
	2001	2000	2001	2000	2001	2000

Cash Flow from Operating Activities:
Profit	$638	$789	$638	$789	$170	$124
Adjustments for non-cash items:
Depreciation and amortization	872	798	636	616	236	182
Profit of Financial Products	-	-	(170)	(124)	-	-
Other	142	102	112	(18)	(9)	62
Changes in assets and liabilities:
Receivables - trade and other	63	(260)	81	42	34	(200)
Inventories	(208)	(32)	(208)	(32)	-	-
Accounts payable and accrued expenses	(28)	317	(141)	101	105	215
Other - net	24	(54)	(2)	(62)	42	18

Net cash provided by (used for) operating activities	1,503	1,660	946	1,312	578	401

Cash Flow from Investing Activities:
Capital expenditures - excluding equipment leased to others	(686)	(535)	(668)	(508)	(18)	(27)
Expenditures for equipment leased to others	(608)	(476)	(24)	(6)	(584)	(470)
Proceeds from disposals of property, plant and equipment	264	165	25	21	239	144
Additions to finance receivables	(13,075)	(11,265)	-	-	(13,075)	(11,265)
Collection of finance receivables	9,870	7,184	-	-	9,870	7,184
Proceeds from the sale of finance receivables	2,437	2,855	-	-	2,437	2,855
Net intercompany borrowings	-	-	74	(19)	80	(43)
Investments and acquisitions (net of cash acquired)	(396)	(85)	(109)	(76)	(287)	(9)
Other - net	(72)	(55)	4	(24)	(84)	(55)

Net cash (used for) provided by investing activities	(2,266)	(2,212)	(698)	(612)	(1,422)	(1,686)

Cash Flow from Financing Activities:
Dividends paid	(354)	(345)	(354)	(345)	(5)	(29)
Common stock issued, including treasury shares reissued	5	3	5	3	7	24
Treasury shares purchased	(43)	(397)	(43)	(397)	-	-
Net intercompany borrowings	-	-	(80)	43	(74)	19
Proceeds from long-term debt issued	3,272	3,622	629	10	2,643	3,612
Payments on long-term debt	(2,494)	(2,451)	(349)	(196)	(2,145)	(2,255)
Short-term borrowings - net	273	1	(146)	116	419	(115)

Net cash provided by (used for) financing activities	659	433	(338)	(766)	845	1,256

Effect of exchange rate on cash	2	(31)	(13)	(55)	-	-

(Decrease) Increase in cash and short-term investments	(102)	(150)	(103)	(121)	1	(29)

Cash and short-term investments at the beginning of the period	334	548	206	440	128	108

Cash and short-term investments at the end of the period	$232	$398	$103	$319	$129	$79

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three and nine-month periods ended September 30, 2001 and 2000, (b) the changes in stockholders' equity for the nine-month periods ended September 30, 2001 and 2000, (c) the consolidated financial position at September 30, 2001 and December 31, 2000, and (d) the consolidated statement of cash flow for the nine-month periods ended September 30, 2001 and 2000, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

A new line ("Other operating expenses") was added to the Statement of Results of Operations in the first quarter of 2001. The amounts currently reported on the new line represent depreciation expense on equipment leased to others by Financial Products. Such expenses were previously included in "Selling, general and administrative expenses."

2.	The results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results for the entire year 2001.
3.

The company has reviewed the status of its environmental and legal contingencies and believes that there are no material changes from that disclosed in Form 10-K for the year ended December 31, 2000 with the following exception.

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency ("EPA"), the Company is required to meet certain emission standards by October 2002. The Consent Decree provides for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties on those engines. The EPA is currently in the process of setting these non-conformance penalties. Compliance with the Consent Decree will not materially impact our results. However, if Caterpillar must pay non-conformance penalties and the EPA imposes penalty levels higher than anticipated, our results could be negatively impacted.

4.	Inventories Inventories (principally "last-in, first-out" method) comprise the following:
	(unaudited)
	Sept 30,	Dec 31,
	2001	2000

Raw materials and work-in-process	$1,161	$1,022
Finished goods	1,572	1,485
Supplies	189	185

Total inventories	$2,922	$2,692

5.	Unconsolidated Affiliated Companies Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag) was as follows:
	Results of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Sales	$623	$726	$1,953	$2,120
Cost of sales	496	571	1,540	1,679

Gross profit	$127	$155	$413	$441

Profit (Loss)	$10	$(9)	$8	$(33)

	Financial Position

	(unaudited)
	June 30,	Sept 30,
	2001	2000

Assets:
Current assets	$1,443	$1,583
Property, plant and equipment - net	952	1,000
Other	265	352

	2,660	2,935

Liabilities:
Current liabilities	1,198	1,284
Long-term debt due after one year	426	557
Other liabilities	249	253

	1,873	2,094

Ownership	$787	$841

Certain investments in unconsolidated affiliated companies are accounted for using the cost method. During the first quarter of 2001, Cat Financial invested for a limited partnership interest in a venture financing structure associated with Caterpillar's rental strategy in the U.K.

6.	Segment Information

Caterpillar is organized based on a decentralized structure that has established accountabilities to continually improve business focus and increase our ability to react quickly to changes in both the global business cycle and competitors' actions. Our current structure uses a product, geographic matrix organization comprised of multiple profit center and service center divisions.

We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 13.

Business Segments (unaudited) Three months ended September 30,
2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$341	$62	$823	$439	$351	$1,362	$1,447	$291	$5,116
Intersegment sales and revenues	4	1,783	147	-	36	1,283	46	450	3,749

Total sales and revenues	$345	$1,845	$970	$439	$387	$2,645	$1,493	$741	$8,865

Accountable profit (loss)	$6	$114	$27	$114	$25	$68	$(6)	$63	$411

Accountable assets at June 30, 2001	$426	$2,262	$884	$15,291	$592	$3,977	$1,963	$2,344	$27,739

2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$320	$72	$808	$398	$294	$1,355	$1,312	$272	$4,831
Intersegment sales and revenues	2	1,639	164	-	23	1,138	53	450	3,469

Total sales and revenues	$322	$1,711	$972	$398	$317	$2,493	$1,365	$722	$8,300

Accountable profit (loss)	$4	$112	$41	$70	$5	$105	$(16)	$47	$368

Accountable assets at December 31, 2000	$373	$2,229	$967	$14,185	$580	$3,810	$1,739	$2,383	$26,266

Business Segments (unaudited) Nine months ended September 30,
2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$1,016	$163	$2,534	$1,288	$1,014	$3,886	$4,703	$874	$15,478
Intersegment sales and revenues	10	5,693	531	-	106	3,548	179	1,421	11,488

Total sales and revenues	$1,026	$5,856	$3,065	$1,288	$1,120	$7,434	$4,882	$2,295	$26,966

Accountable profit (loss)	$17	$436	$137	$254	$49	$107	$86	$187	$1,273

2000	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$1,017	$156	$2,491	$1,120	$898	$4,107	$4,653	$750	$15,192
Intersegment sales and revenues	5	5,603	559	-	95	3,643	132	1,457	11,494

Total sales and revenues	$1,022	$5,759	$3,050	$1,120	$993	$7,750	$4,785	$2,207	$26,686

Accountable profit (loss)	$39	$546	$155	$174	$17	$315	$56	$161	$1,463

Reconciliation of Profit Before Tax:	(unaudited)
	Three months ended		Six months ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2001	2000	2001	2000

Total accountable profit from business segments	$411	$368	$1,273	$1,463
Methodology differences	(64)	(96)	(158)	(270)
Corporate costs	(72)	(41)	(214)	(153)
Other	20	34	31	85

Total consolidated profit before tax	$295	$265	$932	$1,125

7.	Derivative Instruments and Hedging Activities

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

Our Machinery and Engines' operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net enterprise basis. We use foreign currency forward contracts and options to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our Policy allows for managing anticipated foreign currency cash flow for up to four years.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed ninety days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines' foreign currency contracts is undesignated. Gains of $.5 and losses of $3 on the undesignated contracts were recorded in current earnings ("Other income (expense)" in the Statement of Results of Operations) for the three and nine months ended September 30, 2001, respectively. Gains of $1 and $.3 due to changes in time and volatility value on options were excluded from effectiveness calculations and included in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2001, respectively. As of September 30, 2001, $6 of deferred net gains included in equity ("Accumulated other comprehensive income" in the Statement of Financial Position) is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. No cash flow hedges were discontinued during the three or nine months ended September 30, 2001.

In managing foreign currency risk for our Financial Products' operations, our objective is to minimize (offset) earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. Losses of $18 and gains of $46 on the undesignated contracts were recorded in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2001, respectively. The gains and losses on these contracts substantially offset balance sheet remeasurement and conversion gains and losses.

 Interest Rate Risk
 Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines' operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our policy allows us to enter fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. Gains on undesignated contracts of $.3 were recorded in current earnings ("Other income (expense)") for the nine months ended September 30, 2001. Gains on designated interest rate derivatives of $5 were offset by losses on hedged debt of $8 in current earnings ("Other income (expense)") for the three months ended September 30, 2001. For the nine months ended September 30, 2001, gains on designated interest rate derivatives of $23 were offset by losses on hedged debt of $18 in current earnings ("Other income (expense)"). Deferred gains on liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $2 and $4 on the liquidated swaps were amortized to current earnings ("Other income (expense)") for the three and nine months ended September 30, 2001, respectively. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines' forward rate agreements are 100% effective. As of September 30, 2001, $.3 of deferred net gains included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of thirty years. No hedges were discontinued during the three or nine months ended September 30, 2001.

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

Our Policy allows us to issue both floating-to-fixed and fixed-to-floating interest rate swaps to meet the "match funding" objective. We designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. As Financial Products' fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $34 were offset completely by losses on hedged debt of $34 in current earnings ("Other income (expense)") for the three months ended September 30, 2001. For the nine months ended September 30, 2001, gains on designated interest rate derivatives of $57 were offset completely by losses on hedged debt of $57 in current earnings ("Other income (expense)"). Financial Products' policy is to designate as cash flow hedges at inception of the contract all floating-to-fixed interest rate swaps. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Losses of $.4 and $1 due to ineffectiveness on floating-to-fixed interest rate swaps were included in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2001, respectively. As of September 30, 2001, $27 of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products") over the next twelve months. No hedges were discontinued during the three or nine months ended September 30, 2001.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Losses on the undesignated contracts of $6 and $10 were recorded in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2001, respectively.

8.	Securitized Finance Receivables

During the quarter, Cat Financial securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. Cat Financial retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include $12 in subordinated certificates, an interest in certain future cash flows (excess) with an initial fair value of $20 and a reserve account with an initial fair value of $5. The Company's retained interests are generally subordinate to the investors' interests. Net proceeds received were $630 and a net gain of $21 was recognized on this transaction.

Significant assumptions used to estimate the fair value of the subordinated certificates in this transaction include a 6.31% discount rate, a weighted-average prepayment rate of 14% and expected credit losses of 0.55%. Significant assumptions used to estimate the fair value of the excess and the reserve account in this transaction include a 13.61% discount rate, a weighted-average prepayment rate of 14% and expected credit losses of 0.55%. The Company receives annual servicing fees of approximately 1% of unpaid note value.

9.	Future Accounting Changes

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations. This Statement requires that all business combinations be accounted for by the purchase method. As required by SFAS 141, we adopted this new accounting standard for all business combinations initiated after June 30, 2001. The adoption of SFAS 141 did not have a material impact on our financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets and goodwill. The Statement requires that goodwill and intangible assets having indefinite useful lives not be amortized, rather tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As required by SFAS 142, we will adopt this new accounting standard on January 1, 2002. Application of the non-amortization provisions of SFAS 142 is expected to result in a pretax increase in earnings of $80 per year. Upon adoption, we will perform the required transitional impairment tests of goodwill and indefinite-lived intangible assets. We have not yet determined the financial impact of these transitional impairment tests.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 141, we will adopt this new accounting standard on January 1, 2003. We believe the adoption of SFAS 143 will not have a material impact on our financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS 144, we will adopt this new accounting standard on January 1, 2002. We believe the adoption of SFAS 144 will not have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

A.   Consolidated Results of Operations

THREE MONTHS ENDED SEPT 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPT 30, 2000

Sales and revenues for the third-quarter 2001 were $5.06 billion, 6 percent higher than third-quarter 2000. Sales and revenues were $277 million higher than third-quarter 2000, as a result of a 6 percent increase in physical sales volume and a 9 percent increase in Financial Products revenues. Sales were unfavorably impacted by the effect of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars (primarily the euro and the Australian dollar). Company profit of $205 million or 59 cents per share was $11 million or 5 percent lower than third-quarter 2000 which was favorably impacted by a nonrecurring $39 million tax adjustment at Caterpillar Brasil Ltda. Excluding this adjustment to third-quarter 2000 results, profit increased $28 million or 16 percent primarily due to the higher sales volume. Profit was adversely impacted by cost inefficiencies caused by significant volume shifts at some manufacturing facilities and higher SG&A. SG&A increases were related to special projects for future growth and to improve our long-term cost structure.

MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME **	Latin America	Asia/ Pacific

Three Months Ended September 30, 2001
Machinery	$2,979	$1,674	$778	$218	$309
Engines*	1,720	888	452	174	206

	$4,699	$2,562	$1,230	$392	$515

Three Months Ended September 30, 2000
Machinery	$2,776	$1,511	$753	$210	$302
Engines*	1,676	892	470	138	176

	$4,452	$2,403	$1,223	$348	$478

* Does not include internal engine transfers of $303 and $331 in 2001 and 2000, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Europe, Africa & Middle East and Commonwealth of Independent States

Refer to table on page 20 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $2.98 billion, an increase of $203 million or 7 percent from third-quarter 2000. Physical sales volume increased 7 percent from a year ago.

Sales increased in all regions. In North America, sales increased primarily due to higher retail demand. In EAME, sales were up due to improved retail demand which more than offset the impact of dealer inventory reduction. Sales in Latin America were higher due to modest increases in inventories during the quarter in anticipation of higher fourth-quarter retail sales. Sales in Asia/Pacific increased due to higher retail demand.

Engine sales were $1.72 billion, an increase of $44 million or 3 percent from third-quarter 2000. Physical sales volume increased 6 percent, partially offset by unfavorable price realization, due in part to the impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars.

The increase in physical sales volume resulted from continuing strong demand for power generation products, particularly in North America, and significantly higher sales to oil and gas industries and marine applications. Sales of engines to North American truck OEMs remained depressed.

Operating Profit (Millions of Dollars)
	Three Months Ended
	Sept 30, 2001	Sept 30, 2000

Machinery	$173	$143
Engines	133	151

	$306	$294

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit increased $30 million, or 21 percent from third-quarter 2000. The benefit from higher physical volume was partially offset by higher labor and energy-related costs.

Engine operating profit decreased $18 million, or 12 percent, from third-quarter 2000. The benefit of higher physical volume was more than offset by lower price realization and manufacturing inefficiencies related to significant swings in production levels.

Interest expense was favorable $2 million compared to a year ago.

Other income/expense reflects a net increase in expense of $22 million due to several small unfavorable items.

FINANCIAL PRODUCTS
Revenues for the third quarter were $417 million, up $31 million or 8 percent compared with third-quarter 2000 (excluding transactions with Machinery and Engines, revenues increased $30 million or 9 percent). The increase resulted primarily from a larger receivables portfolio at Cat Financial.

Before tax profit increased $38 million or 51 percent from third-quarter 2000. The increase resulted primarily from the higher gains on sales of receivables and improved interest rate spreads on the receivables portfolio at Cat Financial.

INCOME TAXES
Third-quarter tax expense reflects an estimated annual tax rate of 32 percent for both 2001 and 2000. However, third-quarter 2000 income tax expense was favorably affected by the reversal of a valuation allowance of $39 million at Caterpillar Brasil Ltda.

UNCONSOLIDATED AFFILIATED COMPANIES
The company's share of unconsolidated affiliated companies' results increased $8 million from third quarter a year ago, primarily due to stronger results at Shin Caterpillar Mitsubishi Ltd.

SUPPLEMENTAL INFORMATION
Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations
Sales (including both sales to end users and deliveries to dealer rental operations) in North America were higher compared to third-quarter 2000 due to increased demand in both the United States and Canada. Sales were up sharply in mining due to continued strong demand from the coal mining industry. Sales into waste, agriculture and heavy construction also increased. Sales to quarry & aggregates, general construction, forestry and the industrial sectors declined from a year ago.

Sales increased in EAME as a result of higher demand throughout the region in mining, general construction, forestry, heavy construction, waste, agriculture and quarry & aggregates. Sales into industrial applications declined.

In Latin America, sales declined due to lower sales into mining, heavy construction and industrial sectors. Sales into general construction remained near year-earlier levels.

Sales in Asia/Pacific were higher. Sales increases in mining, heavy construction and agriculture more than offset lower sales into forestry, industrial, general construction and quarry & aggregates.

Dealer Inventories of Machines
Worldwide dealer new machine inventories at the end of the third quarter were lower than a year ago and, compared to current selling rates, declined in all regions.

Engine Sales to End Users and OEMs
Sales in North America increased. Sharply higher sales of engines to oil and gas industries, continued strong demand for power generation products and higher sales to marine commercial applications more than offset continued weakness in sales to North America on-highway truck OEMs and lower sales to industrial users.

EAME sales declined due to lower demand from industrial, oil and gas and marine applications. In Asia/Pacific, sales increased due to higher demand from oil and gas industries and marine applications. In Latin America, sales were lower in all applications.

EMPLOYMENT
 At the end of third-quarter 2001, Caterpillar's worldwide employment was 71,927 compared with 67,510 one year ago. Most of the increase occurred outside of the United States as we expanded operations to meet long-term objectives for future growth, including acquisitions which added 2,094 employees.

OUTLOOK
 Summary of Key Macroeconomic Assumptions
 World growth slowed sharply in the first nine months of 2001. As a consequence of the September 11 terrorist attacks in the U.S., this slowing of economic activity has become sharper. Weak overall economic growth is now expected to continue into 2002. Short-term negative shocks to U.S. investor/consumer confidence and a retrenchment in overall spending are occurring. The growth recovery, which we had previously expected to commence in the third quarter, is now expected to be delayed by several months. Absent further shocks, actions already taken and those expected to be taken by the U.S. Federal Reserve and Congress are projected to spark signs of a rebound in the U.S. economy by early 2002. Recovery is expected to be back on track by mid-year 2002, and is expected to gain momentum in the second half of the year, due to the extensive monetary/fiscal stimulus that has been put in place. Together with complementary stimulus measures in Europe, the U.K. and Canada, this recovery in the U.S. is projected to set the stage for a broader global recovery in the second half of 2002.

Update for 2001
The 2001 slowdown negatively impacted general construction machines, equipment services and further depressed demand for truck engines. Metal mining and forestry machine demand was already soft, and is expected to be down further in response to lower industrial commodity prices. Demand for heavy construction equipment is expected to remain at good levels, driven by higher infrastructure spending in the U.S. Demand for energy commodities had been strong through the first eight months of 2001, but the extended industrial slowdown caused prices of oil & gas to decline sharply beginning in September, and prices are expected to be under downward pressure for the next several months.

Company sales and revenues are estimated to be about flat in 2001, although the economic environment is more uncertain for the fourth quarter than considered in previous outlooks. Slightly higher sales in Europe and Latin America will be offset by slightly lower sales in North America while sales should be flat in Asia/Pacific. Financial revenues are expected to be up moderately. Risks to the worldwide sales and revenue outlook remain high as a result of the impact of the terrorist attacks, the worldwide response to those attacks and a sharper business slowdown. Due to the economic uncertainty, our current estimate is that fourth-quarter 2001 sales and revenues will be down slightly compared with fourth-quarter 2000, resulting in full-year profit projected to be down 10 to 15 percent.

Preliminary 2002 Outlook for Sales and Revenues
Based on the key macroeconomic assumptions described above for 2002, we would expect worldwide industry sales to be flat to up slightly compared with 2001. In this environment, we would expect company sales and revenues to perform at least as well.

NINE MONTHS ENDED SEPT 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPT 30, 2000

Sales and revenues for the nine months ended September 30, 2001 were $15.35 billion, $293 million higher than the first nine months of 2000. A 2 percent increase in physical sales volume and a 14 percent increase in Financial Products revenue were partially offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars. Profit of $638 million was $151 million or 19 percent lower than the first nine months of 2000 which was favorably impacted by a nonrecurring $39 million tax adjustment at Caterpillar Brasil Ltda. Excluding this adjustment to 2000 results, profit decreased by $112 million or 15 percent. The increase due to the higher sales volume was more than offset by the unfavorable impact of cost inefficiencies caused by significant volume shifts at some manufacturing facilities and higher selling, general and administrative (SG&A). SG&A increases were related to special projects for future growth and to improve long-term cost structure. The negative impact of currency on sales was more than offset by a positive impact on costs.

MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME **	Latin America	Asia/ Pacific

Nine Months Ended September 30, 2001
Machinery	$9,359	$5,373	$2,406	$669	$911
Engines*	4,933	2,654	1,337	400	542

	$14,292	$8,027	$3,743	$1,069	$1,453

Nine Months Ended September 30, 2000
Machinery	$9,062	$5,205	$2,328	$623	$906
Engines*	5,071	2,869	1,338	353	511

	$14,133	$8,074	$3,666	$976	$1,417

* Does not include internal engine transfers of $935 and $1,033 in 2001 and 2000, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Europe, Africa & Middle East and Commonwealth of Independent States

Refer to table on page 20 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $9.36 billion, an increase of $297 million or 3 percent from the first nine months of 2000. The higher sales resulted from a 4 percent increase in physical sales volume which was slightly offset by the unfavorable impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars.

Sales increased in North America, EAME and Latin America and remained near year-earlier levels in Asia/Pacific. In North America, sales increased because dealers built inventories more than the same period a year ago and retail sales were higher. In EAME, stronger retail demand more than offset a slower pace of inventory accumulation. Sales in Latin America improved due to higher dealer sales. In Asia/Pacific, stronger retail demand offset lower dealer inventories.

Engine sales were $4.93 billion, a decrease of $138 million or 3 percent from the first nine months of 2000. Sales were lower primarily due to unfavorable price realization, due in part to the impact of the stronger U.S. dollar on sales denominated in currencies other than U.S. dollars. Physical sales volume was flat compared to the first nine months of 2000.

Further growth in sales of power generation solutions and significantly higher sales to oil and gas applications were offset by sharply reduced sales of engines to North American truck OEMs and lower sales to industrial applications.

Operating Profit (Millions of Dollars)
	Nine Months Ended
	Sept 30, 2001	Sept 30, 2000

Machinery	$712	$753
Engines	309	475

	$1,021	$1,228

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $41 million, or 5 percent from the first nine months of 2000. The benefit from slightly higher physical volume was more than offset by higher costs, including employment related cost increases, higher energy costs, the impact of acquisitions and 6 Sigma implementation.

Engine operating profit decreased $166 million from the first nine months of 2000. The decline was primarily due to the impact of manufacturing inefficiencies related to significant swings in production levels combined with lower price realization.

Interest expense was $6 million higher than a year ago.

Other income/expense reflects a net increase in expense of $56 million due to several small unfavorable items.

FINANCIAL PRODUCTS
Revenues were $1.23 billion, up $155 million or 14 percent compared with the first nine months of 2000 (excluding revenue transactions with Machinery and Engines, revenues increased $134 million or 14 percent). The increase resulted primarily from continued portfolio growth at Caterpillar Financial Services Corporation (Cat Financial).

Before tax profit increased $76 million or 41 percent from the first nine months of 2000. The increase resulted primarily from improved interest rate spreads on the receivables portfolio and higher gains on sales of receivables, partly offset by increased provision for credit losses and decreased income on foreign exchange contracts at Cat Financial.

INCOME TAXES
First nine months tax expense reflects an effective annual tax rate of 32 percent in both periods. Additionally, first nine months of 2000 income tax expense was favorably affected by the reversal of a valuation allowance of $39 million at Caterpillar Brasil Ltda.

UNCONSOLIDATED AFFILIATED COMPANIES
The company's share of unconsolidated affiliated companies' results increased $20 million from a year ago, primarily due to stronger results at Shin Caterpillar Mitsubishi Ltd.

B. Liquidity & Capital Resources
 Consolidated operating cash flow was $1.50 billion through the third quarter of 2001, compared with $1.66 billion through the third quarter of 2000. Total debt as of September 30, 2001 was $16.16 billion, an increase of $1.09 billion from year-end 2000. During the first nine months of 2001, debt related to Machinery and Engines increased $208 million, to $3.64 billion, while debt related to Financial Products increased $798 million to $12.76 billion.

In 1998, the board of directors authorized a share repurchase program to reduce the number of outstanding shares to 320 million over a three to five year period. During the first nine months of 2001, 937,000 shares have been repurchased under the plan. The number of shares outstanding at September 30, 2001, was 343.3 million.

Machinery and Engines
Operating cash flow was $946 million through the third quarter of 2001, compared with $1.31 billion for the same period a year ago. This decrease was primarily due to lower profit and increased working capital requirements during the first nine months of 2001 compared to the first nine months of 2000.

Capital expenditures, excluding equipment leased to others, through the third quarter of 2001 were $668 million compared with $508 million for the same period a year ago. Our debt to debt plus equity ratio as of September 30, 2001 was 38.2%. On October 12, 2001, Caterpillar Inc. filed with the Securities and Exchange Commission to periodically sell up to $500 million in debt securities.

Financial Products
Operating cash flow was $578 million through the third quarter 2001, compared with $401 million for the same period a year ago. The increase is primarily due to higher profit and decreased working capital requirements during the first nine months of 2001. Cash used to purchase equipment leased to others was $584 million in 2001. In addition, net cash used for finance receivables was $768 million for the first nine months of 2001, compared to $1.23 billion for the first nine months of 2000.

Financial Products' debt at September 30, 2001 primarily comprised $8.8 billion of medium term notes, $3.5 billion of commercial paper, $228 million of notes payable to Caterpillar, and $102 million of notes payable to banks. At September 30, 2001, finance receivables past due over 30 days were 3.4%, compared with 3.8% at the end of the same period one year ago. The ratio of debt to equity of Cat Financial was 8.0:1 at both September 30, 2001 and December 31, 2000.

Financial Products had outstanding credit lines totaling $4.91 billion at September 30, 2001, which included $3.65 billion of revolving credit agreements shared with Machinery and Engines. These credit lines are with a number of banks and are considered support for the company's outstanding commercial paper, commercial paper guarantees, the discounting of bank and trade bills and bank borrowings. Also included are variable-amount lending agreements with Caterpillar. Under these agreements, Financial Products may borrow up to $819 million from Machinery and Engines.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment (Millions of Dollars)
	(unaudited)
	Three months ended		Nine months ended
	Sept 30, 2001	Sept 30, 2000	Sept 30, 2001	Sept 30, 2000

North American Geographic Region	$2,562	$2,403	$8,027	$8,074
Engine sales included in the Power Products segment	(888)	(892)	(2,654)	(2,864)
Company owned dealer sales included in the All Other segment	(99)	(95)	(329)	(253)
Certain governmental sales included in the All Other segment	(63)	(51)	(155)	(126)
Other*	(65)	(53)	(186)	(178)

North American Marketing external sales	$1,447	$1,312	$4,703	$4,653

EAME Geographic Region	$1,230	$1,223	$3,743	$3,666
Power Products sales not included in the EAME Marketing segment	(307)	(321)	(857)	(900)
Other*	(100)	(94)	(352)	(275)

EAME Marketing external sales	$823	$808	$2,534	$2,491

Latin America Geographic Region	$392	$348	$1,069	$976
Power Products sales not included in the Latin America Marketing segment	(58)	(68)	(130)	(137)
Other*	17	14	75	59

Latin America Marketing external sales	$351	$294	$1,014	$898

Asia Pacific Geographic Region	$515	$478	$1,453	$1,417
Power Products sales not included in the Asia/Pacific Marketing segment	(109)	(74)	(245)	(206)
Other*	(65)	(84)	(192)	(194)

Asia Pacific Marketing external sales	$341	$320	$1,016	$1,017

*Represents primarily external sales of the Construction & Mining Products and the All Other segments.

C.    Safe Harbor Statement under the Securities Litigation Reform Act of 1995

 Certain statements contained in our Third Quarter 2001 Financial Release are forward looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the Company and the markets it serves.

World Economic Factors
 Our current outlook calls for a significant slowdown in growth in the U.S. economy in 2001. As a consequence of the September 11th terrorist attack on the United States, the growth recovery in the U.S. is expected to be delayed by one or two quarters. Our outlook assumes that the events of September 11th and the resulting impact on the economy were a one-time event and that there will be no further events of this magnitude. If, however, there are other significant economic shocks or sequence of shocks, there could be a more protracted negative impact on consumer spending and housing starts, which would negatively impact Company results.

U.S. growth is expected to pick up momentum in the first quarter of 2002 leading to a full recovery by the middle of 2002. Should recent interest rate and tax reductions fail to stimulate the U.S. economy as expected, leading to an extended recession, then sales of machines and engines would decline more sharply than expected in the final quarter of this year and would be negatively impacted in 2002 as well. The outlook also projects that economic growth is expected to improve in Asia Pacific, Europe, Africa & Middle East and Latin America. If, for any reason, these projected growth rates do not improve, sales would likely be lower than anticipated in the affected region. Recent economic weakness in Japan is leading to lower than expected growth in the Asia Pacific region, particularly Southeast Asia. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

In particular, our outlook assumes that Europe, the United Kingdom and Canada implements and commits to economic stimulus measures and that the Japanese government remains committed to stimulating their economic recovery with appropriate monetary and fiscal policies. In the first three quarters of 2001, however, the Japanese economy has shown surprising weakness, and this is having an impact on the outlook for the Asia Pacific region for full year 2001 and for 2002. The outlook also assumes that the Brazilian government follows through with promised fiscal and structural reforms; and that the finance minister in Argentina successfully restores investor confidence in government policies. A reversal or setback by any of these governments could result in greater economic and financial uncertainty and a weaker economy. Our outlook also assumes that currency and stock markets remain relatively stable, and that world oil prices move down. If currency markets experienced a significant increase in volatility, and/or stock markets do not recover, uncertainty would increase, both of which would probably result in slower economic growth and lower sales. In addition, an eruption of political violence in the Middle East could lead to oil supply disruptions and resumed upward pressure on oil prices. In this case inflation pressures would move up again and interest rates would be higher than currently projected, leading to slower world economic growth and lower Company sales.

The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken Company sales.

 Commodity Prices
 The outlook for our sales also depends on commodity prices. Our outlook for moderate worldwide economic growth in 2001 suggested that industrial metals prices would be about flat on average in 2001. Recent declines in industrial production in Europe and Japan have exacerbated the depth and duration of the expected slowdown, and industrial metal prices are expected to experience additional downward pressure in the second half of 2001. As a result, machine sales to the industrial metals area could come under downward pressure in the final quarter of 2001 through the first half of 2002. Oil prices are expected to decline from an average of about $30 to $32 a barrel in 2000 to an average of $25 to $30 a barrel in 2001 and $22 to $26 a barrel in 2002. Agricultural prices are projected to be up slightly in 2001 and 2002. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices are expected to be up in 2001. Industry sales to the agriculture equipment sector are expected to be up slightly in 2001 and 2002.

Extended weakness in world economic growth could lead to sharp declines in commodity prices and lower than expected sales to industrial metals and agriculture sectors.

 Monetary and Fiscal Policies
 For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. In the United States, the Federal Reserve moved aggressively to reduce interest rates in 2001. This action, together with federal tax cuts is expected to stimulate a full recovery in U.S. growth in 2002. On the other hand, the European Central Bank has not yet lowered interest rates aggressively in response to slower economic growth and a weak agriculture sector in 2001, and machine and engine demand in Europe is likely to be lower than expected in 2001 and 2002.

In general, higher than expected interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for lower U.S. growth in 2001, with GDP flat to down slightly in the second half of 2001. Recovery is expected to begin in the first half of 2002. If, for whatever reason, the U.S. were to enter an extended recession through the first half of 2002, then demand for Company products could fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors
 Political factors in the U.S. and abroad have a major impact on global companies. The U.S. Congress recently enacted a tax cut to be effective in the third and fourth quarters of 2001 and in 2002. However, renewed political uncertainty in Japan is contributing to a decline in business confidence, asset values and capital investment in Japan. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are a number of significant expected political developments in Latin America, Asia, and Europe, Africa and the Middle East which are expected to take place in the final quarter of 2001 and 2002 that could affect U.S. trade policies and/or de-stabilize local market conditions leading to lower Company sales.

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

 Other Factors
 The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the Company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects for highways underway. In 2000, there was a material increase in the volume of highway construction contracts, which had a positive impact on sales of certain types of equipment, and the company expects a similar positive impact of higher highway construction activity on machine sales in 2001. If funding for highway and airport construction in 2001 is delayed, or is concentrated on bridge repair, sales could be negatively impacted. We are projecting further increases in highway/airport public spending in 2002. If these spending plans are reduced by Federal and/or state governments, machine sales would be lower than current projections.

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency ("EPA"), the Company is required to meet certain emission standards by October 2002. The Consent Decree provides, however, for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties on those engines. However, EPA is currently in the process of setting these non-conformance penalties. Our outlook assumes that complying with the Consent Decree will not materially impact our results. If, however, Caterpillar must pay non-conformance penalties and EPA imposes penalty levels higher than anticipated, our sales revenues could be negatively impacted.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Non-U.S. Employee Stock Purchase Plans
 We have twenty-four employee stock purchase plans administered outside the United States for our foreign employees. As of September 30, 2001, those plans had approximately 7,324 participants in the aggregate. During the third quarter of 2001, a total of 61,814 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.
Item 6. Exhibits and Reports on Form 8-K
(b)

Reports on Form 8-K, dated July 17 (2), July 23, and September 5 were filed during the quarter ending September 30, 2001, pursuant to Item 5 of that form. Additional reports on Form 8-K were filed on October 12 and October 16 (2), 2001 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CATERPILLAR INC.

November 1, 2001	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)

November 1, 2001	/s/ R. Rennie Atterbury III	Secretary
(R. Rennie Atterbury III)