Form 10-K405
period 2001-12-31
CATERPILLAR INC
filed 2002-03-22
CIK 18230

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 1-768
CATERPILLAR INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)
1-768 (Commission File Number)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant's telephone number, including area code: (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
Preferred Stock Purchase Rights	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
9% Debentures due April 15, 2006	New York Stock Exchange
6% Debentures due May 1, 2007	New York Stock Exchange
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓ ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓ ]

As of December 31, 2001, there were 343,376,444 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $17,667,556,467.

Documents Incorporated by Reference
Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

  2002 Annual Meeting Proxy Statement ("Proxy Statement") - Part III
  Annual Report to Security Holders filed as an appendix to the
  2002 Annual Meeting Proxy Statement ("Appendix") - Parts I, II, and IV

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

2.

Engines - design, manufacture, and marketing of engines for Caterpillar Machinery, electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural, and other applications; and related parts. Reciprocating engines meet power needs ranging from 5 to over 22,000 horsepower (4 to over 16 200 kilowatts). Turbines range from 1,600 to 19,500 horsepower (1000 to 14 000 kilowatts).

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

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into eight operating segments for financial reporting purposes. Information about our operating segments, including geographic information, is incorporated by reference from Note 19 of the Notes to Consolidated Financial Statements on pages A-8 through A-23 of the Appendix.

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

Information about our operations in 2001 and outlook for 2002, including risks associated with foreign operations, are incorporated by reference from "Management's Discussion and Analysis" on pages
A-25 through A-32 of the Appendix.

Alliances and acquisitions
In the fourth quarter of 2001, we entered a software alliance with the Ford Motor Company to develop a world-class logistics information system to increase the speed at which service repair parts are delivered to market.

Dealers
Machines are distributed principally through a worldwide organization of dealers, 63 located in the United States and 157 located outside the United States. Worldwide, these dealers operate more than 1,840 branch locations and have 1,100 Cat Dealer Rental outlets and serve 172 countries. Reciprocating engines are sold principally through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Some of the reciprocating engines manufactured by Perkins are also sold through their worldwide network of 178 distributors located in 115 countries. Some of the electric power generations systems manufactured by FG Wilson are sold through their worldwide network of 250 dealers located in 170 countries. Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are our dealers' principal business. Turbines and large marine reciprocating engines are sold through sales forces employed by Solar and MaK, respectively. Occasionally, these employees are assisted by independent sales representatives.

Patents and Trademarks
Our products are sold primarily under the brands "Caterpillar," "Cat," design versions of "Cat" and "Caterpillar," "Solar," "MaK," "Perkins," "FG Wilson," and "Olympian." We own a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development
We have always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components. In 2001, 2000, and 1999, we spent $898 million, $854 million, and $814 million, respectively, on our research and engineering programs. Of these amounts, $696 million in 2001, $649 million in 2000, and $626 million in 1999 were attributable to new prime products, major component development and major improvements to existing products. The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products.

Employment
At December 31, 2001, we employed 72,004 persons of whom 33,340 were located outside the United States.

Sales
Sales outside the United States were 51% of consolidated sales for 2001, 50% for 2000, and 50% for 1999.

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

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency ("EPA"), the company is required to meet certain emission standards by October 2002. The Consent Decree provides for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties on those engines. The EPA currently is in the process of setting those non-conformance penalties. Compliance with the Consent Decree will not materially impact our results. However, if Caterpillar must pay non-conformance penalties and the EPA imposes penalty levels higher than anticipated, our results could be negatively impacted.

Item 1a. Executive Officers of the Registrant as of December 31, 2001

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
Glen A. Barton (62)	Chairman and Chief Executive Officer (1999)	Group President (1990 - 1998) Vice Chairman (1998 - 1999)
Vito H. Baumgartner (61)	Group President (2000)	Chairman, Caterpillar Overseas S.A. (1990-present) Vice President (1990-2000)
Gerald S. Flaherty (63)*	Group President (1990)
Douglas R. Oberhelman (48)	Group President (2001)	Vice President (1995-2001) Chief Financial Officer (1995-1998)
James W. Owens (55)	Group President (1995)
Gerald L. Shaheen (57)	Group President (1998)	Vice President (1995-1998)
Page 3
Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
Richard L. Thompson (62)	Group President (1995)
R. Rennie Atterbury III (64)*	Vice President, General Counsel and Secretary (1991)
Sidney C. Banwart (56)	Vice President (1998)	General Manager, Lafayette Plant (1995-1998)
Michael J. Baunton (50)	Vice President (1998)	Divisional Managing Director, Varity Perkins (1996-1998) President, Perkins Engine Company Limited (1998 - present)
James S. Beard (60)	Vice President (1990)
Richard A. Benson (58)	Vice President (1989)
James B. Buda (54)	Vice President, General Counsel and Secretary (2001)	Associate General Counsel, Peoria (1996-1999) Associate General Counsel, UK (1999-2001)
Rodney L. Bussell (55)	Vice President (2001)	Manager, Transmission Business Unit (1992-1998) General Manager, Large Engine Products & Fuel Systems Division, Lafayette (1998-2001)
James E. Despain (64)*	Vice President (1990)
Michael A. Flexsenhar (62)*	Vice President (1995)
Thomas A. Gales (53)	Vice President (2000)	Sloan Fellow, M.I.T. (1997-1998) Managing Director, Caterpillar France, S.A., Grenoble (1998-2000)
Donald M. Ings (53)	Vice President (1993)	President, Solar Turbines Incorporated (1993-1998)
Richard P. Lavin (49)	Vice President (2001)
  Product Manager, Track-Type Tractors Division (1996-1998)
  Director, Corporate Human Relations, Human Services Division (1998-1999)
  Director, Compensation & Benefits, Human Services Division (1999-2001)

Stuart L. Levenick (48)	Vice President (2000)
  Regional Manager, Caterpillar Asia Pte. Ltd.
  (1995-1998)
  General Manager, Commonwealth of Independent States, Caterpillar Overseas S.A. (1998-2000)
  Chairman, Shin Caterpillar Mitsubishi Ltd. (2000 - present)

Duane H. Livingston (60)	Vice President (1995)
Robert R. Macier (53)	Vice President (1998)	Business Unit Manager, Joliet Plant (1994-1998)
David A. McKie (57)	Vice President (1998)	Managing Director, Caterpillar Belgium S.A. (1995-1998)
F. Lynn McPheeters (59)	Vice President and Chief Financial Officer (1998)	Treasurer (1996-1998)
Daniel M. Murphy (54)	Vice President (1996)
Gerald Palmer (56)	Vice President (1992)
Page 4
Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
James J. Parker (51)	Vice President (2001)	General Manager, Truck Engine Division (1996-1998) Director, Electric Power (1998-2001)
Robert C. Petterson (63)	Vice President (1991)
John E. Pfeffer (59)	Vice President (1995)	Chairman, Shin Caterpillar Mitsubishi Ltd. (1995-1999)
Siegfried R. Ramseyer (64)*	Vice President (1992)
Edward J. Rapp (44)	Vice President (2000)	Department Manager, Building Construction Products, Caterpillar Overseas S.A. (1995-1998) Regional Manager, Caterpillar Overseas S.A. (1998-2000)
Alan J. Rassi (61)	Vice President (1992)
Gary A. Stroup (52)	Vice President (1992)	President, Solar Turbines Incorporated (1998-present)
Gerard R. Vittecoq (53)	Vice President (2000)	Treasurer, Caterpillar Overseas S.A. (1996-1998) Managing Director, Caterpillar Belgium S.A. (1998-2000)
Sherril K. West (54)	Vice President (1995)
Donald G. Western (53)	Vice President (1995)
Steven H. Wunning (50)	Vice President (1998)	President, Caterpillar Logistics, Logistics & Product Services Division (1994-1998)
Kenneth J. Zika (54)	Controller (2001)	Cost Management & Business Services Manager, Corporate Services Division (1997-1998) Treasurer (1998-2001)
Kevin E. Colgan (49)	Treasurer (2001)	Vice President, Caterpillar Financial Services Corporation (1997-2001)
* Retired effective January 1, 2002.

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

Nonrecurring Charges
Information regarding nonrecurring charges is incorporated by reference from Note 23 of the Notes to Consolidated Financial Statements on page A-22 of the Appendix.

Headquarters
Our corporate headquarters are in Peoria, Illinois. Additional marketing headquarters are located both inside and outside the United States. The Financial Products Division is headquartered in leased offices located in Nashville, Tennessee.

Distribution
Distribution of our parts is conducted from parts distribution centers inside and outside the United States. Caterpillar Logistics Services, Inc. distributes other companies' products utilizing certain of our distribution facilities as well as other non-Caterpillar facilities located both inside and outside the United States. We also own or lease other storage facilities that support distribution activities.

Changes in Fixed Assets
During the five years ended December 31, 2001, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

Year	Expenditures		Acquisitions		Provisions for	Disposals and Other	Net Increase (Decrease)
	U.S.	Outside U.S.	U.S.	Outside U.S.	Depreciation	Adjustments	During Period
1997	$750	$383	$0	$2	$(738)	$(106)	$291
1998	$935	$391	$21	$347	$(818)	$(41)	$835
1999	$950	$453	$3	$103	$(888)	$(196)	$425
2000	$1,067	$526	$0	$9	$(969)	$(62)	$571
2001	$1,345	$623	$2	$32	$(1,070)	$(280)	$652

At December 31, 2001, the net book value of properties located outside the United States represented about 34% of the net book value of all properties reflected in our consolidated financial position. Additional information about our investment in property, plant, and equipment is incorporated by reference from Note 1F on page A-9 and Note 9 on page A-15 of the Notes to Consolidated Financial Statements of the Appendix.

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

Manufacturing
Inside the U.S.

Michigan
* Menominee
* Mt. Clemens

Minnesota
* Grand Rapids1
* Minneapolis
* New Ulm

Mississippi
* Boonville
* West Plains

Nebraska
* Omaha[1]

North Carolina
* Clayton
* Franklin
* Goldsboro
* Leland
* Morganton
* Sanford

Ohio
* Dayton1
* Marion

South Carolina
* Greenville
* Sumter

Tennessee
* Dyersburg
* Rockwood

Texas
* Houston
* Waco

Outside the U.S.

Germany
* Kiel
* Rostock
* Zweibrücken

Hungary
* Gödöllö

India
* Bangladore1
* Mumbai1
* Pondicherry
* Thiruvallur

Indonesia
* Jakarta

Italy
* Anagni1
* Bazzano
* Fano
* Frosinone1
* Jesi
* Marignano
* Milan1
* Minerbio

Japan
* Akashi1
* Sagamihara[1]

Mexico
* Monterrey
* Reynosa
* Saltillo1
* Tijuana
* Torreon

The Netherlands
* s'-Hertogenbosch

Northern Ireland
* Larne
* Monkstown
* Springvale

Peoples Republic
of China
* Erliban1
* Shunde1
* Tianjin2
* Xuzhou[2]

Poland
* Janow Lubelski

Russia
* Tosno

South Africa
* Boksburg

Sweden
* Söderhamn

California
* Gardena
* San Diego

Florida
* Jacksonville

Georgia
*Alphretta
* Griffin
* Jefferson
* LaGrange
* Toccoa
* Thomasville

Illinois
* Aurora
* Champaign1
* Decatur
* DeKalb
* Dixon
* East Peoria
* Joliet
* Mapleton
* Mossville
* Peoria
* Pontiac
* Sterling
* Woodridge[1]

Indiana
* Lafayette

Kansas
* Emporia
* Wamego

Kentucky
* Danville

Australia
* Burnie
* Melbourne

Belgium
* Gosselies

Brazil
* Piracicaba

Canada
* Laval
* Montreal

England
* Barwell
* Leicester
* Notingham
* Peterborough
* Peterlee
* Saxham
* Shrewsbury
* Skinningrove
* Stafford
* Stockton
* Wimborne
* Wolverhampton

France
* Arras
* Grenoble
* Rantigny

1 Facility of affiliated company (50% or less owned) 2 Facility of partially owned subsidiary (more than 50%, less than 100%)

Remanufacturing and Overhaul
Inside the U.S.	Outside the U.S.
Mississippi * Corinth * Prentiss County Texas * De Soto * Mabank	Australia * Melbourne Belgium * Gosselies Canada * Edmonton	Indonesia * Bandung Ireland * Dublin Malaysia * Kuala Lumpur	Mexico * Nuevo Laredo * Tijuana * Veracruz Nigeria * Port Harcourt

Item 3. Legal Proceedings.

The Company is a party to litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on the consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois against Navistar International Transportation Corporation and International Truck & Engine Corporation (collectively "Navistar"). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the "Purchase Agreement"). The lawsuit alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. Caterpillar seeks a declaratory judgment upholding the contract and more than $75 million in damages arising from Navistar's alleged breach of contract.

On January 17, 2002, International Truck & Engine Corporation commenced an action against Caterpillar in the Circuit Court of Cook County, Illinois. The lawsuit alleges that Caterpillar breached the Purchase Agreement by: (i) failing to isolate its engineering and fuel systems business, (ii) failing to implement Navistar's "G2 technology;" (iii) improperly charging Navistar for costs associated with fixing problems caused by Caterpillar's design and/or manufacturing errors; (iv) not fulfilling its warranty obligations; (v) failing to fulfill its commitments regarding product pricing and cost reduction; and (vi) continuing to collect surcharges after Navistar's contractual obligation to pay the surcharges ceased. The lawsuit, which also alleges Caterpillar breached its implied covenant of good faith and fair dealing, seeks a declaratory judgment and approximately $70 million dollars in alleged damages arising out of Caterpillar's alleged breach. The Company believes the claims are without merit and will vigorously contest them. The Company further believes final resolution of this matter will not have a material impact on the Company's liquidity, capital resources, or results of operations.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information required by Item 5 is incorporated by reference from "Price Ranges" and "Number of Stockholders" on page A-33 and from "Dividends declared per share of common stock" on page A-24 of the Appendix.

Non-U.S. Employee Stock Purchase Plans
We have twenty-four employee stock purchase plans administered outside the United States for our foreign employees. As of December 31, 2001, those plans had approximately 8,826 participants in the aggregate. During the fourth quarter of 2001, a total of 42,967 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Item 6. Selected Financial Data.

Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" on page A-24 of the Appendix.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated by reference from "Management's Discussion and Analysis" on pages A-25 through A-32 of the Appendix.

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

World Economic Factors
Our current outlook calls for a recovery in the U.S. economy in 2002. Our outlook assumes that the events of September 11th and the resulting impact on the economy were a one-time event and that there will be no further events of this magnitude. If, however, there are other significant economic shocks or sequence of shocks, there could be a more protracted negative impact on consumer spending and housing starts, which would negatively impact company results.

U.S. growth is expected to be on track for flat to slightly positive growth in the first quarter, followed by stronger growth in the second, and gaining momentum in the third and fourth quarters of 2002. Should recent interest rate and tax reductions fail to stimulate the U.S. economy as expected, leading to an extended recession, then sales of machines and engines may decline in 2002. The outlook also projects that economic growth is expected to improve in Asia Pacific, Europe, Africa & Middle East and Latin America. If, for any reason, these projected growth rates do not improve, sales would likely be lower than anticipated in the affected region. Recent economic weakness in Japan is leading to lower than expected growth in the Asia Pacific region, particularly Southeast Asia. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

In particular, our outlook assumes that Europe, the United Kingdom and Canada implement and commit to maintain economic stimulus measures and that the Japanese government remains committed to stimulating their economic recovery with appropriate monetary and fiscal policies. The Japanese economy continues to show weakness, and this is having a negative impact on the outlook for the Asia Pacific region for 2002. The outlook also assumes that the Brazilian government follows through with promised fiscal and structural reforms; and that the Argentina crisis is confined to only Argentina, and does not spill over to negatively impact growth prospects in neighboring countries. If negative spill over effects become amplified, this could result in greater regional economic and financial uncertainty and weaker regional growth. Our outlook also assumes that currency and stock markets remain relatively stable, and that average world oil prices fluctuate in a range of $20 to $25 a barrel. If commodity and/or currency markets experience a significant increase in volatility, and/or stock markets do not recover, uncertainty would increase, both of which would probably result in slower economic growth and lower sales. In addition, an eruption of political violence in the Middle East could lead to oil supply disruptions and resumed upward pressure on oil prices. In this case inflation pressures would move up again and interest rates would be higher than currently projected, leading to slower world economic growth and lower company sales.

The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken company sales.

Commodity Prices
The outlook for our sales also depends on commodity prices. Our outlook for an improvement in world economic growth in 2002 suggests that industrial metals prices would start to see a recovery no later than the second half of 2002. Recent declines in industrial production in Europe and Japan have exacerbated the depth and duration of the expected slowdown, and industrial metal prices continue to experience downward pressure. As a result, machine sales to the industrial metals area could come under downward pressure through the first half of 2002. Oil prices declined, as expected, from an average of about $30 to $32 a barrel in 2000 to an average of $25 to $30 a barrel in 2001. We are expecting an average of $20 to $25 a barrel in 2002. Agricultural prices are projected to be up slightly in 2002. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices (oil, coal and natural gas) are expected to be down only moderately in 2002.

Extended weakness in world economic growth could lead to sharp declines in commodity prices and lower than expected sales to the industrial metals and agriculture sectors.

Monetary and Fiscal Policies
For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. In the United States, the Federal Reserve moved aggressively to reduce interest rates in 2001. This action, together with federal tax cuts is expected to stimulate a recovery in U.S. growth in 2002. On the other hand, the European Central Bank has not yet lowered interest rates aggressively in response to slower economic growth and a weak agriculture sector in 2001, and machine and engine demand in Europe is likely to be lower in 2002.

In general, higher than expected interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for higher year over year U.S. growth in 2002, with flat to slightly positive growth in the first quarter of 2002 followed by stronger growth in the second quarter and gaining momentum in the third and fourth quarters of 2002. If, for whatever reason, the U.S. recession extended into 2002, and/or there was a setback leading to negative growth in the second, third or fourth quarters of 2002 then demand for company products could fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors
Political factors in the U.S. and abroad have a major impact on global companies. In 2001, the U.S. Congress enacted a tax cut with the first reductions effective in the third and fourth quarters of 2001 and with additional benefits in 2002, which should have a positive impact on the U.S. economy. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are a number of significant expected political developments in Latin America, Asia, and Europe, Africa and the Middle East which are expected to take place in 2002 that could affect U.S. trade policies and/or de-stabilize local market conditions leading to lower company sales. In particular, renewed political uncertainty in Japan is contributing to a decline in business confidence, asset values and capital investment there. In addition, significant political and economic instability persists in Argentina. Our outlook assumes that the effects of this instability will be confined to Argentina and not spread to other countries in the region. Our outlook also assumes that stability will ultimately be restored in Argentina through democratic means. If, however, the instability persists, worsens or spreads to other countries in the region, it could materially impact company sales into Argentina and other countries in the region.

Currency Fluctuations
Currency fluctuations are also an unknown for global companies. The Company has facilities in major sales areas throughout the world and significant costs and revenues in most major currencies. This diversification greatly reduces the overall impact of currency movements on results. However, if the U.S. dollar strengthens against foreign currencies, the conversion of net non-U.S. dollar proceeds to U.S. dollars would adversely impact the Company's results. Further, since the Company's largest manufacturing presence is in the U.S., a sustained overvalued dollar could have an unfavorable impact on our global competitiveness.

Dealer Practices
A majority of the Company's sales are made through its independent dealer distribution network. Dealer practices, such as changes in inventory levels for both new and rental equipment, are not within the Company's control (primarily because these practices depend upon the dealer's assessment of anticipated sales and the appropriate level of inventory) and may have a significant positive or negative impact on our results. In particular, the outlook assumes that dealer inventories of new machines will be slightly lower at the end of 2002 than at the end of 2001. If dealers reduce inventory levels more than anticipated, company sales will be adversely impacted.

Other Factors
The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the Company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects for highways underway. In 2000 and 2001, there was a material increase in the volume of highway construction contracts, which had a positive impact on sales of certain types of equipment, and the company expects a similar positive impact of higher highway construction activity on machine sales in 2002. If funding for highway and airport construction in 2002 is reduced or delayed, or is concentrated on areas where company products do not play a significant role, sales could be negatively impacted. We are projecting further increases in highway/airport public spending in 2002. If these spending plans are reduced by Federal and/or state governments, machine sales would be lower than current projections.

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency ("EPA"), the Company is required to meet certain emission standards by October 2002. The Consent Decree provides, however, for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties on those engines. However, EPA is currently in the process of setting new levels for these non-conformance penalties. Our outlook assumes that complying with the Consent Decree will not materially impact our results. If, however, Caterpillar must pay non-conformance penalties and EPA imposes penalty levels higher than anticipated, our profit could be negatively impacted.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7a is incorporated by reference from the following Notes to Consolidated Financial Statements - Notes 1 I and 2 on pages A-9 through A-11 of the Appendix and Notes 16 and 17 on pages A-18 through A-19 of the Appendix and from "Sensitivity" on page A-31 of the Appendix.

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the Report of Independent Accountants on page A-3, and the Financial Statements and Notes to Consolidated Financial Statements on pages A-8 through A-23 of the Appendix.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required by Item 10 relating to identification of directors is incorporated by reference from "Directors Up For Election This Year for Terms Expiring in 2005," "Directors Remaining in Office Until 2004," and "Directors Remaining in Office Until 2003" on pages 2 through 4 of the Proxy Statement. Identification of executive officers appears in Item 1a of this Form 10-K. There are no family relationships between the officers and directors of the Company. All officers serve at the pleasure of the Board of Directors and are regularly elected at a meeting of the Board of Directors in April of each year. Information required by Item 10 relating to compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" on page 29 of the Proxy Statement.

Item 11. Executive Compensation.

Information required by Item 11 is incorporated by reference from "Director Compensation" on page 6, "Performance Graph" on page 10, "Compensation Committee Report on Executive Officer and Chief Executive Officer Compensation" on pages 11 through 17, and "Executive Compensation Tables" on pages 18 through 20 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information required by Item 12 is incorporated by reference from "Caterpillar Stock Owned by Officers and Directors (as of December 31, 2001)" on pages 8 and 9 of the Proxy Statement.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

1. Financial Statements (Incorporated by reference from the Appendix):

  Report of Independent Accountants (p. A-3)
  Statement 1 - Results of Operations (p. A-4)
  Statement 2 - Changes in Consolidated Stockholders' Equity (p. A-5)
  Statement 3 - Financial Position (p. A-6)
  Statement 4 - Statement of Cash Flow (p. A-7)
  Notes to Consolidated Financial Statements (pages A-8 through A-23)

2. Financial Statement Schedule:

  All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.

(b) There were six reports (dated October 12, two on October 16, November 30, December 17, and December 21) filed on Form 8-K pursuant to Item 5 during the last quarter of 2001 and three additional reports filed on Form 8-K (two on January 23 and one February 8, 2002). No financial statements were filed as part of those reports.

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
Page 13
4

Rights Agreement dated as of September 27, 2001, between Caterpillar Inc. and Mellon Investor Services LLC (incorporated by reference from Exhibit 4.6 to Form S-3 (Reg. # 333-71468) filed October 12, 2001).

10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of December 31, 2001.**
10.2	Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement, amended and restated as of December 31, 2000.**
10.3	Supplemental Pension Benefit Plan, as amended and restated (incorporated by reference from Exhibit 10.3 to the 1999 Form 10-K).
10.4	Supplemental Employees' Investment Plan, as amended and restated through December 31, 2000.**
10.5	Caterpillar Inc. Corporate Incentive Compensation Plan - Management and Salaried Employees, as amended and restated through December 31, 2001.
10.6	Directors' Deferred Compensation Plan, as amended and restated through April 12, 1999 (incorporated by reference from Exhibit 10.6 to the 1999 Form 10-K).**
10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).**
10.8	Deferred Employees' Investment Plan, as amended and restated through December 31, 2000.**
11	Statement re: Computation of per Share Earnings.
12	Statement Setting Forth Computation of Ratios of Profit to Fixed Charges.
13	Annual Report to Security Holders attached as an Appendix to the Company's 2002 Annual Meeting Proxy Statement.
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Accountants.
99.1	Form 11-K for Caterpillar Foreign Service Employees' Stock Purchase Plan.

** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
March 18, 2002	By:	/s/ James B. Buda
James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

March 18, 2002	/s/ Glen A. Barton	Chairman of the Board, Director and Chief Executive Officer

March 18, 2002	/s/ Vito H. Baumgartner	Group President

March 18, 2002	/s/ Douglas R. Oberhelman	Group President

March 18, 2002	/s/ James W. Owens	Group President

March 18, 2002	/s/ Gerald L. Shaheen	Group President

March 18, 2002	/s/ Richard L. Thompson	Group President

March 18, 2002	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer

March 18, 2002	/s/ Kenneth J. Zika	Controller and Chief Accounting Officer

Page 15
March 18, 2002	/s/ Lilyan H. Affinito	Director

March 18, 2002	/s/ W. Frank Blount	Director

March 18, 2002	/s/ John R. Brazil	Director

March 18, 2002	/s/ John T. Dillon	Director

March 18, 2002	/s/ Juan Gallardo	Director

March 18, 2002	/s/ David R. Goode	Director

March 18, 2002	/s/ James P. Gorter	Director

March 18, 2002	/s/ Peter A. Magowan	Director

March 18, 2002	/s/ William A. Osborn	Director

Director
(Gordon R. Parker)
Director
(Lord Charles D. Powell)

March 18, 2002	/s/ Joshua I. Smith	Director

March 18, 2002	/s/ Clayton K. Yeutter	Director