Form 10-Q
period 2002-03-31
CATERPILLAR INC
filed 2002-05-07
CIK 18230

Summary Page
Financial Statements
Notes to Financial Statements
MD&A
Safe Harbor Statement
Other Information

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

At March 31, 2002, 343,891,296 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the first quarter, you should read the entire document.

SUMMARY OF RESULTS

On April 16, 2002, Caterpillar Inc. reported first-quarter 2002 sales and revenues of $4.41 billion and profit of $80 million or 23 cents per share.

"These results are in line with our expectations for a slower first half of the year and demonstrate our ability to perform well, even when many of the major industries we serve continue to be depressed," said Caterpillar Chairman and CEO Glen Barton. "The diversity of our products and services allowed us to achieve solid profitability despite a significant drop in sales to the electric power generation and coal mining sectors."

Sales and revenues were $4.41 billion compared with $4.81 billion in the first quarter of 2001. Sales for the quarter were higher in Asia/Pacific and Latin America, partially offsetting declines in North America and Europe, Africa and the Middle East. North American truck and bus engine sales rebounded substantially from low levels, helping offset declines in mining, general construction and electric power generation. Caterpillar's Financial Products Division continued its strong performance.

Profit was $80 million or 23 cents per share compared with $162 million or 47 cents per share in the first quarter 2001. Company profit declined primarily because of lower sales of larger machines and engines and related manufacturing inefficiencies.

"We remain confident that sales and revenues will be about the same as last year, aided by improving global business conditions in the second half of the year," Barton said. "We expect profit to be up slightly for the full year, reflecting continued efforts to aggressively improve our cost structure, aided by the global success of 6 Sigma projects. In addition, the diversity of our products and services, our worldwide presence, and low dealer inventory levels put us in an excellent position to perform well once the economic recovery takes hold."

OUTLOOK

We expect full-year 2002 sales and revenues to be about flat with 2001. Full-year profit is projected to be up slightly in 2002, excluding nonrecurring charges recorded in 2001 for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions. (Complete outlook begins on page 14).

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2002	2001	2002	2001	2002	2001

Sales and revenues:
Sales of Machinery and Engines	$4,044	$4,461	$4,044	$4,461	$-	$-
Revenues of Financial Products	365	349	-	-	402	405

Total sales and revenues	4,409	4,810	4,044	4,461	402	405

Operating costs:
Cost of goods sold	3,205	3,462	3,205	3,462	-	-
Selling, general, and administrative expenses	649	621	561	554	108	77
Research and development expenses	171	167	171	167	-	-
Interest expense of Financial Products	123	182	-	-	127	193
Other operating expenses	91	69	-	-	91	69

Total operating costs	4,239	4,501	3,937	4,183	326	339

Operating profit	170	309	107	278	76	66

Interest expense excluding Financial Products	69	78	69	78	-	-
Other income (expense)	20	4	(7)	(48)	14	17

Consolidated profit before taxes	121	235	31	152	90	83

Provision for income taxes	36	75	2	45	34	30

Profit of consolidated companies	85	160	29	107	56	53

Equity in profit (loss) of unconsolidated affiliated companies (Note 6)	(5)	2	(7)	1	2	1
Equity in profit of Financial Products' subsidiaries	-	-	58	54	-	-

Profit	$80	$162	$80	$162	$58	$54

Profit per common share	$0.23	$0.47

Profit per common share - diluted (2)	$0.23	$0.47

Weighted-average common shares	343.6	343.3
Weighted-average common shares - diluted (2)	347.7	346.6

Cash dividends paid per common share	$0.35	$0.34

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
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
(Unaudited)
(Dollars in millions)

	Consolidated

	March 31,		March 31,
	2002		2001

Common stock:
Balance at beginning of period	$(1,653)		$(1,628)
Common shares issued, including treasury shares reissued:
03/31/02 - 514,852; 03/31/01 - 315,844	7		9
Treasury shares purchased:
03/31/02 - 0; 03/31/01 - 455,000	-		(19)

Balance at end of period	(1,646)		(1,638)

Profit employed in the business:
Balance at beginning of period	7,533		7,205
Profit	80	$80	162	$162
Dividends declared	-		-

Balance at end of period	7,613		7,367

Accumulated other comprehensive income (net of tax):
Foreign currency translation adjustment:
Balance at beginning of period	(17)		55
Aggregate adjustment for period	(32)	(32)	(56)	(56)

Balance at end of period	(49)		(1)

Minimum pension liability adjustment:
Balance at beginning of period	(202)		(32)
Aggregate adjustment for period	4	4	2	2

Balance at end of period	(198)		(30)

Derivative financial instruments: (Note 10)
Balance at beginning of period	(26)		-
Gains (losses) deferred during period	(8)	(8)	(24)	(24)
(Gains) losses reclassified to earnings	15	15	1	1

Balance at end of period	(19)		(23)

Available-for-sale securities: (Note 11)
Balance at beginning of period	(24)		-
Gains (losses) deferred during period	(4)	(4)	-	-
(Gains) losses reclassified to earnings	-	-	-	-

Balance at end of period	(28)		-

Comprehensive income		$55		$85

Stockholders' equity at end of period	$5,673		$5,675

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Financial Position*
(Dollars in millions)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products
	March 31,	Dec 31,	March 31,	Dec 31,	March 31,	Dec 31,
	2002	2001	2002	2001	2002	2001

Assets
Current assets:
Cash and short-term investments	$302	$400	$166	$251	$136	$149
Receivables - trade and other	2,619	2,592	2,192	2,170	1,162	1,182
Receivables - finance	6,074	5,849	-	-	6,074	5,849
Deferred and refundable income taxes	439	423	428	381	11	42
Prepaid expenses	1,235	1,211	1,237	1,220	10	8
Inventories (Note 4)	3,214	2,925	3,214	2,925	-	-

Total current assets	13,883	13,400	7,237	6,947	7,393	7,230

Property, plant and equipment - net	6,622	6,603	4,933	5,019	1,689	1,584
Long-term receivables - trade and other	61	55	61	55	-	-
Long-term receivables - finance	6,260	6,267	-	-	6,260	6,267
Investments in unconsolidated affiliated companies (Note 6)	750	787	421	460	329	327
Investments in Financial Products' subsidiaries	-	-	1,725	1,662	-	-
Deferred income taxes	899	938	975	999	10	13
Intangible assets (Note 5)	286	274	281	271	5	3
Goodwill (Note 5)	1,397	1,397	1,397	1,397	-	-
Other assets	989	936	468	465	521	471

Total assets	$31,147	$30,657	$17,498	$17,275	$16,207	$15,895

Liabilities
Current liabilities:
Short-term borrowings	$2,022	$2,180	$353	$219	$1,882	$2,164
Accounts payable	2,182	2,123	2,310	2,210	115	166
Accrued expenses	1,366	1,419	778	854	605	593
Accrued wages, salaries, and employee benefits	1,258	1,292	1,243	1,276	15	16
Dividends payable	-	120	-	120	-	-
Deferred and current income taxes payable	6	11	6	(29)	-	40
Deferred liability	-	-	-	-	273	298
Long-term debt due within one year	3,211	3,131	265	73	2,946	3,058

Total current liabilities	10,045	10,276	4,955	4,723	5,836	6,335

Long-term debt due after one year	11,934	11,291	3,403	3,492	8,531	7,799
Liability for postemployment benefits	3,120	3,103	3,120	3,103	-	-
Deferred income taxes and other liabilities	375	376	347	346	115	99

Total liabilities	25,474	25,046	11,825	11,664	14,482	14,233

Stockholders' equity
Common Stock of $1.00 par
Authorized shares: 900,000,000
Issued shares: (03/31/02 - 407,447,312;
12/31/01 - 407,447,312) at paid in amount	1,036	1,043	1,036	1,043	801	801
Profit employed in the business	7,613	7,533	7,613	7,533	1,104	1,046
Accumulated other comprehensive income	(294)	(269)	(294)	(269)	(180)	(185)
Treasury stock (03/31/02 - 63,556,016;
12/31/01 - 64,070,868) at cost	(2,682)	(2,696)	(2,682)	(2,696)	-	-

Total stockholders' equity	5,673	5,611	5,673	5,611	1,725	1,662

Total liabilities and stockholders' equity	$31,147	$30,657	$17,498	$17,275	$16,207	$15,895

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
* Unaudited except for Consolidated December 31, 2001 amounts.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Cash Flow for the Three Months Ended
(Unaudited)
(Dollars in millions)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products
	March 31,		March 31,		March 31,
	2002	2001	2002	2001	2002	2001

Cash Flow from Operating Activities:
Profit	$80	$162	$80	$162	$58	$54
Adjustments for non-cash items:
Depreciation and amortization	296	289	201	215	95	74
Profit of Financial Products	-	-	(58)	(54)	-	-
Other	57	110	13	128	22	(32)
Changes in assets and liabilities:
Receivables - trade and other	(40)	195	(38)	193	50	18
Inventories	(289)	(250)	(289)	(250)	-	-
Accounts payable and accrued expenses	95	(40)	46	(92)	9	66
Other - net	(96)	(150)	(48)	(167)	(41)	20

Net cash provided by (used for) operating activities	103	316	(93)	135	193	200

Cash Flow from Investing Activities:
Capital expenditures - excluding equipment leased to others	(152)	(156)	(145)	(152)	(7)	(4)
Expenditures for equipment leased to others	(231)	(176)	-	(7)	(231)	(169)
Proceeds from disposals of property, plant and equipment	120	90	23	3	97	87
Additions to finance receivables	(3,273)	(4,116)	-	-	(3,273)	(4,116)
Collection of finance receivables	2,473	2,776	-	-	2,473	2,776
Proceeds from the sale of finance receivables	665	717	-	-	665	717
Net intercompany borrowings	-	-	(8)	77	(19)	(38)
Investments and acquisitions (net of cash acquired)	(262)	(378)	(15)	(95)	(247)	(283)
Other - net	(39)	(5)	10	(7)	(50)	(3)

Net cash (used for) provided by investing activities	(699)	(1,248)	(135)	(181)	(592)	(1,033)

Cash Flow from Financing Activities:
Dividends paid	(120)	(117)	(120)	(117)	-	(5)
Common stock issued, including treasury shares reissued	6	1	6	1	-	4
Treasury shares purchased	-	(19)	-	(19)	-	-
Net intercompany borrowings	-	-	19	38	8	(77)
Proceeds from long-term debt issued	1,389	1,020	-	4	1,389	1,016
Payments on long-term debt	(881)	(699)	(62)	-	(819)	(699)
Short-term borrowings - net	111	698	304	119	(193)	579

Net cash provided by (used for) financing activities	505	884	147	26	385	818

Effect of exchange rate on cash	(7)	(39)	(4)	(50)	1	(2)

(Decrease) Increase in cash and short-term investments	(98)	(87)	(85)	(70)	(13)	(17)

Cash and short-term investments at the beginning of the period	400	334	251	206	149	128

Cash and short-term investments at the end of the period	$302	$247	$166	$136	$136	$111

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions)
1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 2002 and 2001, (b) the changes in stockholders' equity for the three-month periods ended March 31, 2002 and 2001, (c) the consolidated financial position at March 31, 2002 and December 31, 2001, and (d) the consolidated statement of cash flow for the three-month periods ended March 31, 2002 and 2001, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

2.	The results for the three-month period ended March 31, 2002 are not necessarily indicative of the results for the entire year 2002.
3.	The company has reviewed the status of its environmental and legal contingencies and believes that there are no material changes from that disclosed in Form 10-K for the year ended December 31, 2001.
4.	Inventories Inventories (principally "last-in, first-out" method) comprise the following:
	(unaudited)
	March 31,	Dec 31,
	2002	2001

Raw materials and work-in-process	$1,183	$1,085
Finished goods	1,841	1,658
Supplies	190	182

Total inventories	$3,214	$2,925

5.

Intangible Assets and Goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets and goodwill. The Statement requires that goodwill and intangible assets having indefinite useful lives not be amortized, rather be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As required by SFAS 142, we adopted this new accounting standard on January 1, 2002. Application of the non-amortization provisions of SFAS 142 will result in a pretax increase in earnings of $80 per year. Upon adoption, we performed the required transitional impairment tests of goodwill and indefinite-lived intangible assets. Application of the transitional impairment provisions of SFAS 142 did not result in an impairment loss.

As of March 31, 2002, total intangible assets were $286. This included $210 of pension-related intangible assets. The remaining $76 represents the net carrying value of intellectual property. The gross carrying amount of the intellectual property was $95 with accumulated amortization of $19. Amortization expense for the three months ended March 31, 2002 was $3. Amortization expense related to intangible assets is expected to be:

2002	2003	2004	2005	2006
$11	$11	$11	$9	$8

During the three months ended March 31, 2002, no goodwill was acquired, impaired or disposed. Goodwill amortization expense for the three months ended March 31, 2001 was $21. Excluding goodwill amortization expense, profit for the three months ended March 31, 2001 was $176.

6.

Unconsolidated Affiliated Companies

 The company's investment in affiliated companies accounted for by the equity method consists primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. in Japan. Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag) was as follows:

	Results of Operations (unaudited) Three Months Ended

	March 31,	March 31,
	2002	2001

Sales	$650	$655
Cost of sales	513	521

Gross profit	$137	$134

Profit (Loss)	$(8)	$3

Caterpillar's profit (loss)	$(5)	$2

	Financial Position

	(unaudited)
	March 31,	Dec. 31,
	2002	2001

Assets:
Current assets	$1,435	$1,451
Property, plant and equipment - net	1,047	986
Other	447	290

	2,929	2,727

Liabilities:
Current liabilities	1,254	1,257
Long-term debt due after one year	663	414
Other liabilities	295	281

	2,212	1,952

Ownership	$717	$775

Caterpillar's investment in unconsolidated affiliated companies
Investment in equity method companies (above)	$396	$437
Plus: Investment in cost method companies	354	350

Total investment in unconsolidated affiliated companies	$750	$787

7.

Nonrecurring Cost Reserves

 During the fourth quarter of 2001, the company recorded pretax nonrecurring charges of $153 related to the sale of the Challenger agricultural tractor line, plant closings and consolidations and costs for planned employment reductions. Refer to Note 23 of our 2001 Form 10-K for more information about these nonrecurring charges. Asset impairments comprised $56 (pretax) of the charge taken. These assets were written down to fair value in the fourth quarter of 2001.

Employee separation charges comprised $44 (pretax) of the charge taken. The employee separation reserve was $44 at both December 31, 2001 and March 31, 2002. Exit cost charges comprised $53 (pretax) of the charge taken. The exit cost reserve was $53 and $44 at December 31, 2001 and March 31, 2002, respectively. The exit cost reserve was reduced as costs were incurred.

8.

Future Accounting Changes
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, we will adopt this new accounting standard on January 1, 2003. We believe the adoption of SFAS 143 will not have a material impact on our financial statements.

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

Business Segments (unaudited) Three months ended March 31,
2002	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$352	$36	$720	$414	$333	$1,042	$1,275	$260	$4,432
Intersegment sales and revenues	-	1,609	408	-	57	917	35	462	3,488

Total sales and revenues	$352	$1,645	$1,128	$414	$390	$1,959	$1,310	$722	$7,920

Accountable profit (loss)	$18	$56	$30	$83	$19	$(85)	$19	$59	$199

Accountable assets at March 31, 2002	$431	$2,431	$903	$15,811	$605	$3,860	$1,510	$2,416	$27,967

2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$318	$42	$850	$419	$297	$1,153	$1,486	$267	$4,832
Intersegment sales and revenues	3	1,833	504	-	35	1,153	49	473	4,050

Total sales and revenues	$321	$1,875	$1,354	$419	$332	$2,306	$1,535	$740	$8,882

Accountable profit (loss)	$12	$126	$49	$79	$9	$(18)	$44	$45	$346

Accountable assets at December 31, 2001	$441	$2,450	$892	$15,437	$587	$3,880	$1,369	$2,467	$27,523

Reconciliation of Profit Before Tax:	(unaudited)
	Three months ended
	March 31,	March 31,
	2002	2001

Total accountable profit from business segments	$199	$346
Methodology differences	(17)	(65)
Corporate costs	(68)	(53)
Other	7	7

Total consolidated profit before tax	$121	$235

10.

Derivative Instruments and Hedging Activities
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

Our Machinery and Engines operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net enterprise basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our Policy allows for managing anticipated foreign currency cash flow for up to four years.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed 90 days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts is undesignated. Gains of $.6 on the undesignated contracts were recorded in current earnings ("Other income (expense)" in the Statement of Results of Operations) for the three months ended March 31, 2002. Losses of $.3 due to changes in time and volatility value on options were excluded from effectiveness calculations and included in current earnings ("Other income (expense)") for the three months ended March 31, 2002. As of March 31, 2002, $4 of deferred net losses included in equity ("Accumulated other comprehensive income" in the Statement of Financial Position) is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2002.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize (offset) earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. "Other income (expense)" included gains of $15 on the undesignated contracts substantially offset by balance sheet remeasurement and conversion losses for the three months ended March 31, 2002.

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our Policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our Policy allows us to enter fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $2 on the liquidated swaps were amortized to current earnings ("Other income (expense)") for the three months ended March 31, 2002. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines forward rate agreements are 100% effective. As of March 31, 2002, $.3 of deferred net gains included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of thirty years. There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2002.

Our Financial Products operations have a "match funding" objective whereby the interest rate profile (fixed rate or floating rate) of their debt portfolio matches the interest rate profile of their receivable, or asset portfolio within specified boundaries. In connection with that objective, we use interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the risk of deteriorating margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

Our Policy allows us to issue both floating-to-fixed, fixed-to-floating and floating-to-floating interest rate swaps to meet the "match funding" objective. We designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. As Financial Products fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $34 were offset completely by losses on hedged debt of $34 in current earnings ("Other income (expense)") for the three months ended March 31, 2002. Financial Products policy is to designate as cash flow hedges at inception of the contract all floating-to-fixed interest rate swaps. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Gains of $.3 due to ineffectiveness on floating-to-fixed interest rate swaps were included in current earnings ("Other income (expense)") for the three months ended March 31, 2002. As of March 31, 2002, $21 of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products") over the next twelve months. There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2002.

Commodity Price Risk
Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to minimize volatility in the payments we make for such commodities.

Our Machinery and Engines operations purchase aluminum, copper and nickel embedded in the components we purchase from suppliers. Our suppliers pass on to us price changes in the commodity portion of the component cost.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains on the undesignated contracts of $5 were recorded in current earnings ("Other income (expense)") for the three months ended March 31, 2002.

11.

Available-For-Sale Securities
Caterpillar Insurance Holdings, Inc. had investments in certain debt and equity securities at March 31, 2002 that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. Gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Statement of Financial Position). Realized gains and losses on sales of investments are determined using the average cost method for debt instruments and the FIFO method for equity securities.

	(unaudited) March 31, 2002

	Cost Basis	Net Gains (Losses)	Fair Value

Government debt	$92	$-	$92
Corporate bonds	198	(4)	194
Equity securities	201	(40)	161

Total	$491	$(44)	$447

The fair value of the company's available-for-sale debt securities at March 31, 2002, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

(unaudited) Fair Value

Due in one year or less	$10
Due after one year through five years	$94
Due after five years through ten years	$83
Due after ten years	$99

Proceeds from sales of investments in debt and equity securities during the three months ended March 31, 2002 were $28. There were no gross gains or losses for the three months ended March 31, 2002 as a result of these sales.

Item 2. Management's Discussion and Analysis of Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies

A. Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001

First-quarter 2002 sales and revenues were $4.41 billion with profit of $80 million or 23 cents per share. This compares with sales and revenues of $4.81 billion and profit of $162 million or 47 cents per share in the first quarter 2001. The decrease was due primarily to the lower physical sales volume of larger machines and engines and related manufacturing inefficiencies. Lower cost of financing trade receivables and lower foreign exchange losses had a favorable impact on other income in the first quarter of 2002.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a pretax increase in earnings of $21 million for the first quarter. This was more than offset by the combination of pension and other postretirement benefits expense which resulted in a pretax reduction to earnings of $35 million for the first quarter as a result of lower plan asset returns and assumed discount rates.

MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME **	Latin America	Asia/ Pacific

Three Months Ended March 31, 2002
Machinery	$2,671	$1,479	$663	$219	$310
Engines*	1,373	614	418	146	195

	$4,044	$2,093	$1,081	$365	$505

Three Months Ended March 31, 2001
Machinery	$2,961	$1,673	$823	$191	$274
Engines*	1,500	844	391	116	149

	$4,461	$2,517	$1,214	$307	$423

* Does not include internal engine transfers of $309 and $310 in 2002 and 2001, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
** Europe, Africa & Middle East and Commonwealth of Independent States
Refer to table on page 17 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $2.67 billion, a decrease of $290 million or 10 percent from first-quarter 2001. Physical sales volume decreased 11 percent from a year ago as sales gains in Asia/Pacific and Latin America were more than offset by lower sales in North America and EAME. Sales in Asia/Pacific and Latin America were higher compared to first-quarter 2001 due to the impact of changes in dealer inventory. Sales decreased in North America and EAME due to lower dealer sales to most industry sectors, especially larger machines into mining, and a slower pace of seasonal inventory growth by dealers compared to one year ago.

Engine sales were $1.37 billion, a decline of $127 million or 8 percent from first-quarter 2001. Physical sales volume declined 7 percent. Higher sales in EAME, Latin America and Asia/Pacific were more than offset by lower sales in North America, as dealers reduced inventory reflecting lower industry demand in electric power generation.

Operating Profit (Loss) (Millions of Dollars)
	Three Months Ended
	March 31, 2002	March 31, 2001

Machinery	$121	$215
Engines	(14)	63

	$107	$278

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $94 million, or 44 percent from first-quarter 2001 primarily due to the lower physical sales volume of larger machines and related manufacturing inefficiencies.

Engine operating profit decreased $77 million from first-quarter 2001 primarily due to the lower physical volume of large reciprocating engines and related manufacturing inefficiencies, as well as lower price realization due to competitive pressures in North America.

Interest expense was $9 million lower than a year ago.

Other income/expense was expense of $7 million compared to expense of $48 million last year. The favorable change was mostly due to lower cost of financing trade receivables and lower foreign exchange losses in the first quarter of 2002.

FINANCIAL PRODUCTS

Revenues for the first quarter were $402 million, down $3 million or 1 percent compared with first-quarter 2001. The favorable impact of the continued portfolio growth at Caterpillar Financial Services Corporation (Cat Financial) and an increase in extended service contract premiums at Caterpillar Insurance Holdings Inc. (Cat Insurance) were more than offset by the impact of generally lower interest rates on Cat Financial revenues.

Before tax profit was $90 million, up $7 million or 8 percent from the first quarter a year ago. The increase in profit was due to a better spread on the portfolio at Cat Financial and higher underwriting income at Cat Insurance. The increases were partially offset by a higher provision for credit losses at Cat Financial.

INCOME TAXES

First-quarter tax expense reflects an estimated annual tax rate of 30 percent for 2002 and 32 percent for 2001.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results decreased $7 million from first quarter a year ago, primarily due to losses at Caterpillar Claas America.

SUPPLEMENTAL INFORMATION

 Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations
 Worldwide dealer machine sales (including both sales to end users and deliveries to dealer rental operations) in the first-quarter 2002 were lower than a year ago. Sales declined in North America, EAME and Latin America. Sales in Asia/Pacific remained near year-earlier levels.

In North America, higher sales to the waste sector and unchanged sales to the industrial and forestry sectors were more than offset by declines into general construction, heavy construction, quarry & aggregates, agriculture and mining.

Sales declined in EAME due to lower demand from the mining, general construction, agriculture, waste, forestry and industrial sectors. Sales into quarry & aggregates and heavy construction were flat.

In Asia/Pacific, higher sales into heavy construction, general construction, waste, industrial and agriculture offset lower sales into mining, quarry & aggregates and forestry.

In Latin America, sales increases to the forestry and industrial sectors were more than offset by lower sales into mining, general construction, heavy construction, agriculture, quarry & aggregates and waste.
Dealer Inventories of Machines
 Worldwide dealer new machine inventories at the end of the first quarter were lower than a year ago. Declines in North America and EAME more than offset increases in Latin America, while inventories in Asia/Pacific were flat. Inventories compared to current selling rates were lower than year-earlier levels in North America, EAME and Latin America and remained at the same level as last year in Asia/Pacific.

Engine Sales to End Users and OEMs
 Worldwide engine sales to end users and OEMs were flat compared to the first quarter of 2001. Sales increases in Asia/Pacific and Latin America were offset by declines in North America and EAME.

In North America, increased demand for engines used in marine and on-highway applications was more than offset by weaker demand from the industrial, petroleum and electric power applications.

In EAME, demand for engines used in petroleum applications rose sharply in the first quarter of 2002 but overall sales declined as demand for engines used in industrial, marine, and electric power applications weakened compared to first quarter-2001.

In Asia/Pacific, increases in petroleum applications more than offset reduced demand in other engine applications.

Robust sales gains occurred in Latin America as Caterpillar dealers shipped heavily into Brazil to help meet electric power shortages caused by hydroelectric production shortfalls; in addition, engine demand from petroleum more than doubled from first quarter last year.

 EMPLOYMENT
 At the end of first-quarter 2002, Caterpillar's worldwide employment was 71,843 compared with 69,388 one year ago. Acquisitions have added 1,825 since first-quarter 2001.

OUTLOOK

 Summary
 World economic growth prospects showed clear signs of improvement in the first quarter of 2002. Spending and production increased at good rates in North America as a recovery began in the United States. In addition, a range of European leading indicators are beginning to signal an economic recovery in Europe in the second half of 2002. As a result, we continue to anticipate improving global business conditions in the second half of the year, led initially by a recovery in North America and followed by a recovery in Europe.

However, even with this growth scenario, most industrial markets are building from very low levels of capacity utilization. As a result, corporate profits - and related capital equipment outlays -- are not expected to see meaningful growth until the second half of 2002.

In this economic environment, worldwide industry opportunity is expected to be about flat in 2002. Company sales and revenues are also projected to be about flat. Despite weakness in the first quarter, full-year profit is projected to be up slightly in 2002, excluding the nonrecurring charges recorded in 2001. The anticipated profit improvement reflects the company's continuing actions to reduce costs and improve efficiencies.

 North America
 In the United States, a solid recovery in the first quarter was supported by continued good rates of consumer spending (non-autos), strong demand for housing, further growth in government spending and a pick-up in industrial production driven by substantially reduced rates of inventory liquidation.

The Canadian economy will benefit from the U.S. recovery, and, similar to the U.S., consumer spending and housing demand will receive a boost from modest tax reductions.

While the U.S. economy benefited from a strong recovery in early 2002, equipment spending in many major industries is not expected to grow materially until the second half of 2002. Full-year industry sales of construction and industrial machines are projected to be about flat. Improvement over the course of the year is expected in general construction and industrial equipment. With the mild winter, however, coal prices and production have come under downward pressure, and sales to coal mining are expected to be down.

Full-year industry engine sales are expected to be flat to up slightly. We expect slightly higher sales in most engine sectors to be offset by weaker sales to petroleum applications. As a result, company sales of machines and engines in North America are expected to be about flat.

 EAME
 In EAME, good improvements in leading indicators in early 2002 also point to a recovery in the second half of 2002. But this is not expected to be strong enough economic growth to lead to material improvement in the industries that we serve until 2003. As a result, company sales in the EAME region are projected to be about flat.

 Asia/Pacific
 In Asia/Pacific, business conditions are gradually improving in developing Asia in response to the U.S. recovery. As a result, equipment spending is moving up from relatively depressed levels. Japan continues to be a drag on the regional recovery, and industry sales are projected to be down. Economic growth in China is expected to remain strong, leading to moderately higher industry sales, and sales in Australia and India are also expected to be up moderately. Overall company sales in the region are expected to be flat to up slightly.

 Latin America
 In Latin America, business conditions in Mexico are expected to improve in conjunction with the U.S. recovery. In addition, Brazil's economy is showing signs of improvement and industrial production moved up early in 2002. We continue to expected Latin American countries to seek additional engines to provide more stable electric power supplies. Political and economic uncertainty continues in both Venezuela and Argentina but any associated negative shocks to machine and engine industry demand is expected to be confined to those countries. Company sales in the region are expected to be up slightly.

B. Liquidity & Capital Resources

Sources of funds

 The company generates its capital resources primarily through operations. Consolidated operating cash flow was $103 million for the first quarter of 2002, compared with $316 million for the first quarter of 2001. The decrease was largely due to lower profit and increased working capital requirements. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow which is largely driven by profit. See our Outlook on page 14.

Debt is also a source of capital resources for the company. Total debt as of March 31, 2002 was $17.17 billion, an increase of $565 million from year-end 2001. During the first quarter of 2002, debt related to Machinery and Engines increased $237 million, to $4.02 billion, while debt related to Financial Products (Cat Financial) increased $338 million to $13.36 billion. We have a global credit facility of $4.25 billion available to both Machinery and Engines and Cat Financial to support commercial paper programs. Cat Financial may use up to 90% of the available facility subject to a maximum debt to equity and a minimum interest coverage ratio. Machinery and Engines may use up to 100% of the available facility subject to a minimum level of net worth. Based on these restrictions, and the allocating decisions of available credit made by management, the facility available to Cat Financial at March 31, 2002 was $3.65 billion. The facility is comprised of two components of equal amounts expiring in September 2002 and September 2006. Our total credit commitments as of March 31, 2002 were:

	(Millions of dollars)

	Consolidated	Machinery and Engines	Financial Products

Credit lines:
Global credit facility	$4,250	$600	$3,650
Other external	1,040	455	585
Intercompany	-	500	816

Total credit lines	5,290	1,555	5,051
Less: Global credit facility supporting commercial paper	3,595	376	3,219
Less: Utilized credit	410	273	137

Available credit	$1,285	$906	$1,695

We also generate funding through the securitization of receivables. In the first quarter of 2002, we generated $665 million of capital resources from the securitization of trade receivables. As of March 31, 2002, we had trade and finance receivables of $2,680 million and $12,334 million, respectively.

We do not generate material funding through structured finance transactions.

 Committed funds
 The company has committed cash outflow related to debt and operating lease agreements and capital expenditures. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are expected to be:

(Millions of dollars)

2002	2003	2004	2005	2006	After 2006	Total

$210	$181	$146	$106	$91	$340	$1,074

The aggregate amounts of maturities of long-term debt, including that due within one year and classified as current, are expected to be:

	(Millions of dollars)

	2002	2003	2004	2005	2006	After 2006	Total

Machinery and Engines	$15	$260	$30	$5	$521	$2,837	$3,668
Financial Products	2,946	2,763	1,676	724	2,720	648	11,477

Total	$2,961	$3,023	$1,706	$729	$3,241	$3,485	$15,145

We had commitments for the purchase of construction or capital assets of approximately $290 million at March 31, 2002.

We did not have contingent liabilities with more than a remote chance of occurrence at March 31, 2002.
Machinery and Engines
 Operating cash flow was $(93) million for the first quarter of 2002, compared with $135 million for the same period a year ago. This decrease was primarily due to lower profit and increased working capital requirements during the first quarter of 2002 compared to the first quarter of 2001.

Capital expenditures, excluding equipment leased to others, during the first quarter of 2002 were $145 million compared with $152 million for the same period a year ago. Our debt to debt plus equity ratio as of March 31, 2002 was 41%. On April 23, 2002, $250 million of 40-year debt, priced at 6.95%, was sold. The proceeds from the offering will be used for general corporate purposes.

Financial Products

Operating cash flow was $193 million for the first quarter 2002, compared with $200 million for the same period a year ago. The decrease is primarily due to increased working capital requirements during the first quarter of 2002. Cash used to purchase equipment leased to others was $231 million during the first quarter of 2002. In addition, net cash used for finance receivables was $135 million for the first quarter of 2002, compared to $623 million for the first quarter of 2001. At March 31, 2002, finance receivables past due over 30 days were 4.8%, compared with 3.1% at the end of the same period one year ago.

Financial Products' debt at March 31, 2002 primarily comprised $9.58 billion of medium term notes, $3.22 billion of commercial paper, $210 million of notes payable to Caterpillar, and $349 million of notes payable to banks and others. Financial Products was in compliance with all debt covenants at March 31, 2002.

 C.  Critical Accounting Policies

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests and reserves for warranty, product liability losses, postemployment benefits, post-sale discounts, credit losses and certain nonrecurring costs. We use the following methods and assumptions in determining our estimates:

 Warranty reserve - Determined by applying historical claim rate experience to the current field population and dealer inventory. Generally, historical claim rates are developed using a 12-month rolling average of actual warranty expense. These rates are applied to the field population and dealer inventory to determine the reserve.

 Product liability reserve - Determined based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported.

 Postemployment benefit reserve - Determined in accordance with SFAS 87 and 106 using the assumptions detailed in Note 8 of our 2001 Form 10-K.

 Post-sale discount reserve - The company extends numerous merchandising programs that provide discounts to dealers as products are sold to end users. The reserve is determined based on historical data adjusted for known changes in merchandising programs.

 Residual values for leased assets - Determined based on the product, specifications, application, and hours of usage. Each product has its own model for evaluation that includes market value cycles and forecasts. Consideration is also given to the number of machines that will be returned from lease during a given time frame.

 Credit loss reserve - Determined by applying historical credit loss experience to the current receivable portfolio with consideration given to the condition of the economy and trends in past due accounts.

 Fair market values for goodwill impairment tests - Determined for each reporting unit by discounting projected cash flow for the upcoming five years and adding a year-five residual value based upon a market EBITDA multiple.

 Nonrecurring charges - Determined in accordance with the appropriate accounting guidance depending upon the facts and circumstances surrounding the situation.

We have incorporated many years of historical data into the determination of each of these estimates. We have a proven history of using accurate estimates and sound assumptions to calculate and record appropriate reserves and residual values.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment (Millions of Dollars)
	(unaudited)
	Three months ended
	March 31, 2002	March 31, 2001

North American Geographic Region	$2,093	$2,517
Engine sales included in the Power Products segment	(614)	(837)
Company owned dealer sales included in the All Other segment	(78)	(90)
Certain governmental sales included in the All Other segment	(56)	(39)
Other*	(70)	(65)

North American Marketing external sales	$1,275	$1,486

EAME Geographic Region	$1,081	$1,214
Power Products sales not included in the EAME Marketing segment	(268)	(232)
Other*	(93)	(132)

EAME Marketing external sales	$720	$850

Latin America Geographic Region	$365	$307
Power Products sales not included in the Latin America Marketing segment	(72)	(33)
Other*	40	23

Latin America Marketing external sales	$333	$297

Asia Pacific Geographic Region	$505	$423
Power Products sales not included in the Asia/Pacific Marketing segment	(88)	(51)
Other*	(65)	(54)

Asia Pacific Marketing external sales	$352	$318

*Represents primarily external sales of the Construction & Mining Products and the All Other segments.

C.  Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our First-Quarter 2002 Form 10-Q are forward looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the Company and the markets it serves.

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

After a strong first quarter, U.S. growth is expected to continue at good rates in the second, third and fourth quarters of 2002. Should recent interest rate and tax reductions fail to stimulate the U.S. economy as expected, leading to renewed economic weakness, then sales of machines and engines may decline in 2002. The outlook also projects that economic growth is expected to improve in Asia/Pacific, Europe, Africa & Middle East and Latin America. If, for any reason, these projected growth rates do not improve, sales would likely be lower than anticipated in the affected region. Ongoing weakness in Japan is leading to lower than expected growth in the Asia/Pacific region, particularly Southeast Asia. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

In particular, our outlook assumes that Europe, the United Kingdom and Canada implements and commits to maintain economic stimulus measures and that the Japanese government remains committed to stimulating their economic recovery with appropriate monetary and fiscal policies. The Japanese economy continues to show weakness, and this is having a negative impact on the outlook for the Asia/Pacific region for 2002. The outlook also assumes that the Brazilian government follows through with promised fiscal and structural reforms; and that the Argentina crisis is confined to only Argentina, and does not spill over to negatively impact growth prospects in neighboring countries. If negative spillover effects become amplified, this could result in greater regional economic and financial uncertainty and weaker regional growth. Our outlook also assumes that currency and stock markets remain relatively stable, and that average world oil prices fluctuate in a range of $20 to $25 a barrel. If commodity and/or currency markets experience a significant increase in volatility, and/or stock markets do not recover, uncertainty would increase, both of which would probably result in slower economic growth and lower sales. In addition, an eruption of political violence in the Middle East could lead to oil supply disruptions and resumed upward pressure on oil prices. In this case inflation pressures would move up again and interest rates would be higher than currently projected, leading to slower world economic growth and lower company sales.

The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken company sales.

 Commodity Prices
 The outlook for our sales also depends on commodity prices. Our outlook for an improvement in world economic growth in 2002 suggests that industrial metals prices would start to see a recovery no later than the second half of 2002. Industrial metal prices started to improve in the first quarter of 2002, but further gains are required before we see gains in production and a positive impact on equipment sales. As a result, machine sales to industrial metals area are not expected to improve until the second half of 2002. Oil prices declined, as expected, from an average of about $30 to $32 a barrel in 2000 to an average of $25 to $30 a barrel in 2001. We are expecting an average of $20 to $25 a barrel in 2002. Agricultural prices are projected to be up slightly in 2002. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices (oil, coal and natural gas) are expected to be down only moderately in 2002.

Extended weakness in world economic growth could lead to sharp declines in commodity prices and lower than expected sales to the industrial metals and agriculture sectors.

 Monetary and Fiscal Policies
 For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. In the United States, the Federal Reserve moved aggressively to reduce interest rates in 2001. This action, together with federal tax cuts is expected to stimulate a continuing recovery in U.S. growth in 2002. On the other hand, the European Central Bank did not reduce interest rates as aggressively in response to slower economic growth and a weak agriculture sector in 2001, and machine demand in Europe is likely to be lower in 2002.

In general, higher than expected interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for higher year over year U.S. growth in 2002, with positive growth in the first quarter of 2002 followed by good growth rates in the remaining quarters of 2002. If, for whatever reason, there was a setback leading to weak or negative growth in the second, third or fourth quarters of 2002 then demand for company products could fall in the U.S. and Canada and would also be lower throughout the rest of the world.

 Political Factors
 Political factors in the U.S. and abroad have a major impact on global companies. In 2001, the U.S. Congress enacted a tax cut with the first reductions effective in the third and fourth quarters of 2001 and with additional benefits in 2002, which is having and should continue to have a positive impact on the U.S. economy. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are a number of significant expected political developments in Latin America, Asia, and Europe, Africa and the Middle East which are expected to take place in 2002 that could affect U.S. trade policies and/or de-stabilize local market conditions leading to lower company sales. In particular, renewed political uncertainty in Japan is contributing to a decline in business confidence, asset values and capital investment there.

In addition, significant political and economic instability persists in Argentina, Venezuela and the Middle East. Our outlook assumes that the effects of instability in Argentina and Venezuela will be confined to those countries and not spread to other countries in the region. Our outlook also assumes that stability will ultimately be restored in Argentina and Venezuela through democratic means. If, however, the instability persists, worsens or spreads to other countries in the region, it could materially impact company sales into Argentina, Venezuela and other countries in the region. In addition, our outlook assumes that the recent escalation of the conflict in the Middle East does not persist or deteriorate further. The outlook assumes that Middle East tensions will ease over time.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Non-U.S. Employee Stock Purchase Plans
We have twenty-five employee stock purchase plans administered outside the United States for our foreign employees. As of March 31, 2002, those plans had approximately 8,834 participants in the aggregate. During the first quarter of 2002, a total of 112,080 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Item 4. Submission of Matters to a Vote of Security Holders
 The Annual Meeting of Stockholders of Caterpillar Inc. was held on April 10, 2002, for the purpose of electing directors and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1 - Election of Directors All of management's nominees for directors as listed in the proxy statement were elected with the following vote:
	Shares Voted "FOR"	Shares "WITHHELD"
W. Frank Blount	294,397,858.34	7,471,151.11
John R. Brazil	294,862,699.52	7,006,309.93
Peter A. Magowan	295,816,649.61	6,052,359.83
Clayton K. Yeutter	295,340,963.55	6,528,045.90

Proposal 2 - Management Proposal - Amend Stock Option Plan
 A management proposal requesting amendments to the Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan was approved with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
240,345,160.31	56,525,462.65	4,998,386.50	0

Proposal 3 - Management Proposal - Adopt Executive Incentive Compensation Plan
 A management proposal requesting adoption of the Caterpillar Inc. Executive Incentive Compensation Plan was approved with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
276,032,043.51	20,662,749.66	5,174,214.27	0

Proposal 4 - Stockholder Proposal - Shareholder Rights Plan
 The stockholder proposal requesting the Board of Directors to redeem or terminate the company's shareholder rights plan unless put to shareholder vote was defeated with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
125,228,748.84	134,491,355.08	6,788,543.53	35,360,362

Item 6. Exhibits and Reports on Form 8-K
(b)

Reports on Form 8-K, dated January 23 (2) and February 8 were filed during the quarter ended March 31, 2002, pursuant to Item 5 of that form. Additional reports on Form 8-K were filed on April 16, 2002 (2) pursuant to Item 5 and on April 19, 2002 and April 23, 2002 pursuant to Item 7. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CATERPILLAR INC.

April 30, 2002	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)

April 30, 2002	/s/ James B. Buda	Secretary
(James B. Buda)