Form 10-K/A
period 2001-12-31
CATERPILLAR INC
filed 2002-05-24
CIK 18230

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

As of December 31, 2001, there were 343,376,444 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $17,667,556,467.

Documents Incorporated by Reference
None

The registrant hereby amends its' Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 to include new exhibits for Form 11-K filings for the Company's Employee Investment Plan (Exhibit 99.2), Tax Deferred Savings Plan (Exhibit 99.3), and Solar Turbines Incorporated Savings and Investment Plan (Exhibit 99.4) and to revise the previously filed Exhibit 21 - Subsidiaries and Affiliates.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(c)   Exhibits:

21	Subsidiaries and Affiliates of the Registrant.
99.2	Form 11-K for Inc. Employees' Investment Plan
99.3	Form 11-K for Savings and Investment Plan
99.4	Form 11-K for Tax Deferred Savings Plan