Form 10-Q
period 2002-06-30
CATERPILLAR INC
filed 2002-08-14
CIK 18230

Summary Page
Financial Statements
Notes to Financial Statements
MD&A
Safe Harbor Statement
Other Information

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

At June 30, 2002, 344,153,202 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the second quarter, you should read the entire document.

SUMMARY OF RESULTS

On July 16, 2002, Caterpillar Inc. reported sales and revenues of $5.29 billion and profit of $200 million or 58 cents per share for the second quarter 2002. For the first half of the year, sales and revenues were $9.70 billion and profit was $280 million or 81 cents per share.

"Business for the first half of the year has been extremely difficult, in line with our expectations," said Chairman and CEO Glen Barton. "While overall economic indicators have been positive, the anticipated recovery in capital spending has yet to materialize. Nevertheless, the broad diversity of our products and services enabled us to remain solidly profitable despite uneven recoveries and very weak market conditions in many of the industries we serve."

Sales and revenues for the quarter were $197 million below second quarter 2001, primarily due to lower physical sales volume. Sales for the quarter were higher in Asia/Pacific and Latin America, partially offsetting declines in North America. Sales in Europe, Africa and the Middle East were the same as last year. Truck and bus engine sales rebounded strongly and sales to heavy construction were up, partially offsetting sharp declines in electric power generation and coal mining.

Caterpillar's Financial Products Division continued its solid growth. Financial Products revenues for the second quarter were $419 million or $11 million higher than the second quarter 2001 primarily due to growth in the Cat Financial portfolio and increased revenue at Caterpillar Insurance Holdings, Inc. (Cat Insurance).

Corporate profit was $71 million lower than second quarter 2001 mainly due to lower sales volume, particularly in larger reciprocating engines and coal mining equipment, and to manufacturing inefficiencies resulting from significantly lower production hours at the large engine and machine facilities. The company also recognized a $40 million pretax charge in accordance with the application of SFAS 115 for "other than temporary" declines in the market value of securities in the Cat Insurance investment portfolio.
"We are well-positioned to take advantage of economic recovery. Dealers have continued to lower their inventories, so we should see an immediate impact on shipments to dealers once retail sales begin to recover. However, the delay in investment decisions by many of our customers is having a dampening effect on the expected rebound in construction, mining and electric power generation sales. Economic recovery in these industries is not occurring as quickly as we had anticipated earlier in the year. We now expect sales and revenues for 2002 to be down slightly from last year," said Barton.

Due to lower volume and the likely continuation of an unfavorable sales mix, profit for the year is expected to be about 15 percent lower than last year, excluding nonrecurring charges recorded in 2001. (Complete outlook begins on page 15.)

The company continued to make progress on development and testing of ACERT technology, which will allow Caterpillar engines to achieve EPA emission levels while meeting customer needs for reliable, fuel-efficient engines. Caterpillar will ship the first clean-diesel engines with ACERT technology in early 2003, ramping up to full production in the second half of the year. Starting October 1, 2002, Caterpillar will also offer an EPA-certified low-emissions version of its current industry-leading heavy-duty engines until the ACERT products reach full production. Despite the fact that our certified engines will generate non-compliance penalties (NCPs) mandated by the EPA, we expect the financial impact on Caterpillar resulting from volatility in the truck engine market and NCPs to be minimal for the year.
The company is seeing tangible results from strategies to improve quality and control costs. "The implementation of 6 Sigma is making a strong contribution to our bottom line and is proving to be an excellent framework for managing our business during this period of economic uncertainty," Barton said. "Caterpillar is also benefiting from an intense focus on asset management, which is resulting in improved net free cash flow."

"The strategies we have implemented over the past decade allow Caterpillar to deliver a solid profit when many in our industry are unable to do so," Barton continued. "These results, together with our long-standing reputation for integrity and conservative financial reporting, should give our investors, employees and customers confidence in our future."

OUTLOOK

We expect full-year 2002 sales and revenues to be down slightly from 2001. Full-year profit is expected to be about 15 percent lower than last year, excluding nonrecurring charges recorded in 2001 for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions. (Complete outlook begins on page 15.)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

Sales and revenues:
Sales of Machinery and Engines	$4,915	$5,132	$4,915	$5,132	$-	$-
Revenues of Financial Products	376	356	-	-	419	408

Total sales and revenues	5,291	5,488	4,915	5,132	419	408

Operating costs:
Cost of goods sold	3,856	3,955	3,856	3,955	-	-
Selling, general, and administrative expenses	620	655	534	568	103	98
Research and development expenses	186	172	186	172	-	-
Interest expense of Financial Products	135	175	-	-	139	182
Other operating expenses	101	73	-	-	101	73

Total operating costs	4,898	5,030	4,576	4,695	343	353

Operating profit	393	458	339	437	76	55

Interest expense excluding Financial Products	71	75	71	75	-	-
Other income (expense)	(27)	19	(6)	(28)	(43)	13

Consolidated profit before taxes	295	402	262	334	33	68

Provision for income taxes	89	128	77	103	12	25

Profit of consolidated companies	206	274	185	231	21	43

Equity in profit (loss) of unconsolidated affiliated companies (Note 7)	(6)	(3)	(8)	(5)	2	2
Equity in profit of Financial Products' subsidiaries	-	-	23	45	-	-

Profit	$200	$271	$200	$271	$23	$45

Profit per common share	$0.58	$0.79
Profit per common share - diluted (2)	$0.58	$0.78
Weighted-average common shares	344.0	343.3
Weighted-average common shares - diluted (2)	348.2	347.8
Cash dividends paid per common share	$0.35	$0.34

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

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

Sales and revenues:
Sales of Machinery and Engines	$8,959	$9,593	$8,959	$9,593	$-	$-
Revenues of Financial Products	741	705	-	-	821	813

Total sales and revenues	9,700	10,298	8,959	9,593	821	813

Operating costs:
Cost of goods sold	7,061	7,417	7,061	7,417	-	-
Selling, general, and administrative expenses	1,269	1,276	1,095	1,122	211	175
Research and development expenses	357	339	357	339	-	-
Interest expense of Financial Products	258	357	-	-	266	375
Other operating expenses	192	142	-	-	192	142

Total operating costs	9,137	9,531	8,513	8,878	669	692

Operating profit	563	767	446	715	152	121

Interest expense excluding Financial Products	140	153	140	153	-	-
Other income (expense)	(7)	23	(13)	(76)	(29)	30

Consolidated profit before taxes	416	637	293	486	123	151

Provision for income taxes	125	203	79	148	46	55

Profit of consolidated companies	291	434	214	338	77	96

Equity in profit (loss) of unconsolidated affiliated companies (Note 7)	(11)	(1)	(15)	(4)	4	3
Equity in profit of Financial Products' subsidiaries	-	-	81	99	-	-

Profit	$280	$433	$280	$433	$81	$99

Profit per common share	$0.81	$1.26
Profit per common share - diluted (2)	$0.81	$1.25
Weighted-average common shares	343.8	343.3
Weighted-average common shares - diluted (2)	348.0	347.1
Cash dividends paid per common share	$0.70	$0.68

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
(Unaudited)
(Dollars in millions)

	Consolidated

	June 30,		June 30,
	2002		2001

Common stock:
Balance at beginning of period	$(1,653)		$(1,628)
Common shares issued, including treasury shares reissued:
06/30/02 - 776,758; 06/30/01 - 696,175	6		15
Treasury shares purchased:
06/30/02 - 0; 06/30/01 - 719,000	-		(33)

Balance at end of period	(1,647)		(1,646)

Profit employed in the business:
Balance at beginning of period	7,533		7,205
Profit	280	$280	433	$433
Dividends declared	(240)		(236)

Balance at end of period	7,573		7,402

Accumulated other comprehensive income (net of tax):
Foreign currency translation adjustment:
Balance at beginning of period	(17)		55
Aggregate adjustment for period	54	54	(105)	(105)

Balance at end of period	37		(50)

Minimum pension liability adjustment:
Balance at beginning of period	(202)		(32)
Aggregate adjustment for period	4	4	4	4

Balance at end of period	(198)		(28)

Derivative financial instruments: (Note 10)
Balance at beginning of period	(26)		-
Gains (losses) deferred during period	3	3	(24)	(24)
(Gains) losses reclassified to earnings	27	27	5	5

Balance at end of period	4		(19)

Available-for-sale securities: (Note 9)
Balance at beginning of period	(24)		-
Gains (losses) deferred during period	(12)	(12)	-	-
(Gains) losses reclassified to earnings	25	25	-	-

Balance at end of period	(11)		-

Comprehensive income		$381		$313

Stockholders' equity at end of period	$5,758		$5,659

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Financial Position*
(Dollars in millions)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products

	June 30,	Dec 31,	June 30,	Dec 31,	June 30,	Dec 31,
	2002	2001	2002	2001	2002	2001

Assets
Current assets:
Cash and short-term investments	$285	$400	$142	$251	$143	$149
Receivables - trade and other	2,854	2,592	2,267	2,170	1,276	1,182
Receivables - finance	6,930	5,849	-	-	6,930	5,849
Deferred and refundable income taxes	411	423	414	381	(3)	42
Prepaid expenses	1,252	1,211	1,247	1,220	12	8
Inventories (Note 4)	3,114	2,925	3,114	2,925	-	-

Total current assets	14,846	13,400	7,184	6,947	8,358	7,230

Property, plant and equipment - net	6,779	6,603	4,905	5,019	1,874	1,584
Long-term receivables - trade and other	56	55	56	55	-	-
Long-term receivables - finance	6,666	6,267	-	-	6,666	6,267
Investments in unconsolidated affiliated companies (Note 7)	763	787	407	460	356	327
Investments in Financial Products' subsidiaries	-	-	1,859	1,662	-	-
Deferred income taxes	889	938	960	999	12	13
Intangible assets (Note 5)	287	274	282	271	5	3
Goodwill (Note 5)	1,398	1,397	1,398	1,397	-	-
Other assets	1,050	936	524	465	526	471

Total assets	$32,734	$30,657	$17,575	$17,275	$17,797	$15,895

Liabilities
Current liabilities:
Short-term borrowings	$2,025	$2,180	$64	$219	$2,185	$2,164
Accounts payable	2,403	2,123	2,440	2,210	139	166
Accrued expenses	1,432	1,419	825	854	619	593
Accrued wages, salaries, and employee benefits	1,276	1,292	1,263	1,276	13	16
Dividends payable	120	120	120	120	-	-
Deferred and current income taxes payable	7	11	7	(29)	-	40
Deferred liability	-	-	-	-	284	298
Long-term debt due within one year	3,266	3,131	266	73	3,000	3,058

Total current liabilities	10,529	10,276	4,985	4,723	6,240	6,335

Long-term debt due after one year	12,982	11,291	3,399	3,492	9,583	7,799
Liability for postemployment benefits	3,079	3,103	3,079	3,103	-	-
Deferred income taxes and other liabilities	386	376	354	346	115	99

Total liabilities	26,976	25,046	11,817	11,664	15,938	14,233

Stockholders' equity
Common stock of $1.00 par
Authorized shares: 900,000,000 Issued shares: (06/30/02 - 407,447,312; 12/31/01 - 407,447,312) at paid in amount	1,026	1,043	1,026	1,043	828	801
Profit employed in the business	7,573	7,533	7,573	7,533	1,126	1,046
Accumulated other comprehensive income	(168)	(269)	(168)	(269)	(95)	(185)
Treasury stock (06/30/02 - 63,294,110;
12/31/01 - 64,070,868) at cost	(2,673)	(2,696)	(2,673)	(2,696)	-	-

Total stockholders' equity	5,758	5,611	5,758	5,611	1,859	1,662

Total liabilities and stockholders' equity	$32,734	$30,657	$17,575	$17,275	$17,797	$15,895

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

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Cash Flow for the Six Months Ended
(Unaudited)
(Dollars in millions)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products

	June 30,		June 30,		June 30,
	2002	2001	2002	2001	2002	2001

Cash flow from operating activities:
Profit	$280	$433	$280	$433	$81	$99
Adjustments for non-cash items:
Depreciation and amortization	598	582	398	430	200	152
Profit of Financial Products	-	-	(81)	(99)	-	-
Other	104	146	(27)	143	124	(27)
Changes in assets and liabilities:
Receivables - trade and other	(118)	(229)	(9)	(67)	(79)	(100)
Inventories	(189)	(132)	(189)	(132)	-	-
Accounts payable and accrued expenses	173	114	223	(15)	(97)	103
Other - net	(120)	(131)	(63)	(133)	(43)	13

Net cash provided by operating activities	728	783	532	560	186	240

Cash flow from investing activities:
Capital expenditures
- excluding equipment leased to others	(321)	(381)	(306)	(369)	(15)	(12)
Expenditures for equipment leased to others	(534)	(427)	-	(16)	(534)	(411)
Proceeds from disposals of property, plant and equipment	250	184	36	16	214	168
Additions to finance receivables	(7,634)	(8,343)	-	-	(7,634)	(8,343)
Collection of finance receivables	5,414	5,894	-	-	5,414	5,894
Proceeds from the sale of finance receivables	1,107	1,244	-	-	1,107	1,244
Net intercompany borrowings	-	-	(5)	79	46	84
Investments and acquisitions (net of cash acquired)	(273)	(395)	(16)	(108)	(257)	(287)
Other - net	(34)	(84)	(13)	(22)	(54)	(69)

Net cash used for investing activities	(2,025)	(2,308)	(304)	(420)	(1,713)	(1,732)

Cash flow from financing activities:
Dividends paid	(241)	(234)	(241)	(234)	-	(5)
Common stock issued, including treasury shares reissued	8	4	8	4	27	7
Treasury shares purchased	-	(33)	-	(33)	-	-
Net intercompany borrowings	-	-	(46)	(84)	5	(79)
Proceeds from long-term debt issued	3,422	2,816	248	629	3,174	2,187
Payments on long-term debt	(1,678)	(1,585)	(62)	(166)	(1,616)	(1,419)
Short-term borrowings - net	(330)	564	(267)	(196)	(63)	760

Net cash provided by (used for) financing activities	1,181	1,532	(360)	(80)	1,527	1,451

Effect of exchange rate on cash	1	(69)	23	(79)	(6)	(2)

Decrease in cash and short-term investments	(115)	(62)	(109)	(19)	(6)	(43)

Cash and short-term investments at beginning of period	400	334	251	206	149	128

Cash and short-term investments at end of period	$285	$272	$142	$187	$143	$85

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

The supplemental consolidating data is presented for the purpose of additional analysis. Transactions between Machinery & Engines and Financial Products have been eliminated to arrive at the consolidated data.

See accompanying notes to Consolidated Financial Statements.
Page 6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions)
1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 2002 and 2001, (b) the changes in stockholders' equity for the six-month periods ended June 30, 2002 and 2001, (c) the consolidated financial position at June 30, 2002 and December 31, 2001, and (d) the consolidated statement of cash flow for the six-month periods ended June 30, 2002 and 2001, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

2.	The results for the three- and six-month periods ended June 30, 2002 are not necessarily indicative of the results for the entire year 2002.
3.

The company has reviewed the status of its environmental and legal contingencies and believes that there are no material changes from that disclosed in Form 10-K for the year ended December 31, 2001, with the following exception.

On May 7, 2002, International Truck and Engine Corporation commenced an action against Caterpillar that alleges we breached various aspects of a long-term agreement term sheet. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has effectively been terminated. The company denies International's claims and will vigorously contest them. The company further believes that final resolution of this matter will not have a material impact on our financial statements.

4.	Inventories Inventories (principally "last-in, first-out" method) comprise the following:
		(unaudited)
		June 30,	Dec 31,
		2002	2001

	Raw materials and work-in-process	$1,223	$1,085
	Finished goods	1,697	1,658
	Supplies	194	182

	Total inventories	$3,114	$2,925

5.	Intangible Assets and Goodwill

As of June 30, 2002, total intangible assets were $287. This included $212 of pension-related intangible assets. The remaining $75 represents the net carrying value of intellectual property. The gross carrying amount of the intellectual property was $96 with accumulated amortization of $21. Amortization expense for the three and six months ended June 30, 2002 was $2 and $5, respectively. Amortization expense related to intangible assets is expected to be:

2002	2003	2004	2005	2006
$11	$11	$11	$9	$8

During the three and six months ended June 30, 2002, no goodwill was acquired, impaired or disposed. Goodwill amortization expense for the three and six months ended June 30, 2001 was $21 and $42, respectively. Excluding goodwill amortization expense, profit for the three and six months ended June 30, 2001 was $285 and $462, respectively.

6.	Future Accounting Changes

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that early extinguishments of debt that are normal and an important part of ongoing activities not be accounted for as extraordinary items. This Statement also requires that modifications of capital lease agreements by lessees giving rise to new operating lease agreements be accounted for as sale-leasebacks. As encouraged by SFAS 145, we early adopted this new accounting standard on April 1, 2002. The adoption of SFAS 145 did not have any impact on our financial statements.

In August 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.   SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability.  The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002.  At this time we do not believe the adoption of SFAS 146 will have a material impact on our financial statements.

7.

Unconsolidated Affiliated Companies

 The company's investment in affiliated companies accounted for by the equity method consists primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. in Japan. Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag) was as follows:

	Results of Operations (unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Sales	$619	$675	$1,269	$1,330
Cost of sales	495	523	1,008	1,044

Gross profit	$124	$152	$261	$286

Profit (loss)	$(13)	$(4)	$(21)	$(2)

Caterpillar's profit (loss)	$(6)	$(3)	$(11)	$(1)

	Financial Position

	(unaudited) June 30,	Dec 31,
	2002	2001

Assets:
Current assets	$1,263	$1,451
Property, plant and equipment - net	1,026	986
Other	445	290

	2,734	2,727
Liabilities:
Current liabilities	1,109	1,257
Long-term debt due after one year	693	414
Other liabilities	254	281

	2,056	1,952

Ownership	$678	$775

Caterpillar's investment in unconsolidated affiliated companies
Investment in equity method companies (above)	$393	$437
Plus: Investment in cost method companies	370	350

Total investment in unconsolidated affiliated companies	$763	$787

8.	Segment Information

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

Business Segments (unaudited) Three months ended June 30,
2002	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$402	$70	$736	$451	$321	$1,451	$1,637	$301	$5,369
Intersegment sales and revenues	1	1,885	497	-	34	960	47	502	3,926

Total sales and revenues	$403	$1,955	$1,233	$451	$355	$2,411	$1,684	$803	$9,295

Accountable profit (loss)	$24	$155	$50	$58	$18	$21	$20	$76	$422

Accountable assets at June 30, 2002	$431	$2,357	$932	$17,449	$554	$3,943	$1,874	$2,382	$29,922

2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$356	$62	$717	$431	$375	$1,495	$1,770	$326	$5,532
Intersegment sales and revenues	3	2,008	501	-	36	1,135	84	507	4,274

Total sales and revenues	$359	$2,070	$1,218	$431	$411	$2,630	$1,854	$833	$9,806

Accountable profit (loss)	$5	$188	$54	$66	$16	$67	$49	$78	$523

Accountable assets at December 31, 2001	$441	$2,450	$826	$15,437	$587	$3,946	$1,369	$2,463	$27,519

Business Segments (unaudited) Six months ended June 30,
2002	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$753	$105	$1,329	$865	$655	$2,620	$2,913	$561	$9,801
Intersegment sales and revenues	2	3,495	905	-	91	1,880	81	963	7,417

Total sales and revenues	$755	$3,600	$2,234	$865	$746	$4,500	$2,994	$1,524	$17,218

Accountable profit (loss)	$42	$211	$77	$141	$37	$(60)	$40	$133	$621

2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$674	$104	$1,444	$850	$673	$2,771	$3,256	$592	$10,364
Intersegment sales and revenues	6	3,841	1,006	-	71	2,217	133	980	8,254

Total sales and revenues	$680	$3,945	$2,450	$850	$744	$4,988	$3,389	$1,572	$18,618

Accountable profit (loss)	$18	$315	$101	$145	$25	$51	$93	$121	$869

Reconciliation of Profit Before Tax:	(unaudited)
	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Total accountable profit from business segments	$422	$523	$621	$869
Methodology differences	(91)	(33)	(108)	(98)
Corporate costs	(49)	(89)	(117)	(142)
Other	13	1	20	8

Total consolidated profit before tax	$295	$402	$416	$637

9.	Available-For-Sale Securities

Caterpillar Insurance Holdings, Inc. had investments in certain debt and equity securities at June 30, 2002 that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. Gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Statement of Financial Position). Realized gains and losses on sales of investments are determined using the specific identification method for debt instruments and the FIFO method for equity securities.

	(unaudited)
	June 30, 2002

		Pre-tax Net
	Cost Basis	Gains (Losses)	Fair Value

Government debt	$90	$2	$92
Corporate bonds	190	1	191
Equity securities	167	(22)	145

Total	$447	$(19)	$428

	December 31, 2001

		Pre-tax Net
	Cost Basis	Gains (Losses)	Fair Value

Government debt	$80	$-	$80
Corporate bonds	157	1	158
Equity securities	200	(40)	160

Total	$437	$(39)	$398

The fair value of the company's available-for-sale debt securities at June 30, 2002, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

(unaudited)
Fair Value

Due in one year or less	$9
Due after one year through five years	$84
Due after five years through ten years	$85
Due after ten years	$105

Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2002 were $13 and $41, respectively. Gross gains of $1 and gross losses of $0 were included in current earnings for the three months ended June 30, 2002 as a result of these sales. Gross gains of $2 and gross losses of $0 were included in current earnings for the six months ended June 30, 2002 as a result of these sales. We also recognized a $40 pretax charge in accordance with the application of SFAS 115 for "other than temporary" declines in the market value of securities in the Cat Insurance investment portfolio.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed 90 days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts is undesignated. Gains of $.7 and $1 on the undesignated contracts were recorded in current earnings ("Other income (expense)" in the Statement of Results of Operations) for the three and six months ended June 30, 2002, respectively. Losses of $0 and $.3 due to changes in time and volatility value on options were excluded from effectiveness calculations and included in current earnings ("Other income (expense)") for the three and six months ended June 30, 2002, respectively. As of June 30, 2002, $9 of deferred net gains included in equity ("Accumulated other comprehensive income" in the Statement of Financial Position) is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2002.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize (offset) earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. "Other income (expense)" included losses of $75 and $61 on the undesignated contracts, substantially offset by balance sheet remeasurement and conversion gains, for the three and six months ended June 30, 2002, respectively.

Interest Rate Risk

Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our Policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our Policy allows us to enter fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $2 and $4 on the liquidated swaps were amortized to current earnings ("Other income (expense)") for the three and six months ended June 30, 2002, respectively. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines forward rate agreements are 100% effective. As of June 30, 2002, $.3 of deferred net gains included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of thirty years. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2002.

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

Our Policy allows us to issue fixed-to-floating, floating-to-fixed, and floating-to-floating interest rate swaps to meet the "match funding" objective. We designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. As Financial Products fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $14 and $48 were offset completely by losses on hedged debt of $14 and $48 in current earnings ("Other income (expense)") for the three and six months ended June 30, 2002, respectively. During the three-month period ended June 30, 2002, our Financial Products operations liquidated four fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $.4 on the liquidated swaps were amortized to current earnings ("Interest expense of Financial Products") for the three and six months ended June 30, 2002, respectively. Financial Products policy is to designate as cash flow hedges at inception of the contract all floating-to-fixed interest rate swaps. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Gains of $.1 and $.4 due to ineffectiveness on floating-to-fixed interest rate swaps were included in current earnings ("Other income (expense)") for the three and six months ended June 30, 2002, respectively. As of June 30, 2002, $25 of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products") over the next twelve months. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2002.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains on the undesignated contracts of $.6 and $6 were recorded in current earnings ("Other income (expense)") for the three and six months ended June 30, 2002, respectively.

11.	Nonrecurring Cost Reserves

During the fourth quarter of 2001, the company recorded pretax nonrecurring charges of $153 related to the sale of the Challenger agricultural tractor line, plant closings and consolidations and costs for planned employment reductions. Refer to Note 23 of our 2001 Form 10-K for more information about these nonrecurring charges. Asset impairments, employee separation charges and other exit costs comprised $56, $44 and $53, respectively, of the $153 (pretax) charge taken.

In the second quarter, we recognized a $34 decrease in the employee separation reserve upon completion of the planned reduction of U.S. salaried and management employees. In addition, we recognized a $1 reduction to the reserve for separation benefits for 32 employees terminated from the Perkins Engine Shrewsbury, England plant. The other exit costs reserve was reduced as costs were incurred. The employee separation and other exit costs reserves were $9 and $37 at June 30, 2002.

Item 2.  Management's Discussion and Analysis of Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies

A. Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

Second quarter 2002 sales and revenues were $5.29 billion with profit of $200 million or 58 cents per share. This compares with sales and revenues of $5.49 billion and profit of $271 million or 78 cents per share in the second quarter 2001. The decrease in profit was due primarily to the lower physical sales volume of larger machines and engines and related manufacturing inefficiencies. Lower cost of financing trade receivables and improved foreign exchange results had a favorable impact on other income in the second quarter of 2002. In addition, the company recognized a $40 million pretax charge for "other than temporary" declines in the market value of securities in the investment portfolio at Cat Insurance, as the result of market performance and in accordance with SFAS 115.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a favorable pretax impact on earnings of $21 million for the second quarter. This was more than offset by a $24 million pretax increase in pension and other postretirement benefit expense. The increase was a result of lower plan asset returns in recent years and assumed discount rates used in 2002 compared to 2001, partially offset by the favorable pretax impact of other postretirement benefit plan changes made in the second quarter.

MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME **	Latin America	Asia/ Pacific

Three Months Ended June 30, 2002
Machinery	$3,248	$1,865	$811	$221	$351
Engines*	1,667	746	488	183	250

	$4,915	$2,611	$1,299	$404	$601

Three Months Ended June 30, 2001
Machinery	$3,419	$2,026	$805	$260	$328
Engines*	1,713	922	494	110	187

	$5,132	$2,948	$1,299	$370	$515

* Does not include internal engine transfers of $332 and $322 in 2002 and 2001, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
** Europe, Africa & Middle East and Commonwealth of Independent States
Refer to table on page 21 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $3.25 billion, a decrease of $171 million or 5 percent from second quarter 2001. Physical sales volume decreased 5 percent from a year ago, as sales gains in Asia/Pacific and flat sales in EAME were more than offset by lower sales in North America and Latin America. Sales in North America declined due to lower retail demand, mainly in coal mining and general construction and a sharper pace of dealer inventory reduction compared to the same quarter a year ago. Sales in Asia/Pacific were higher due to dealer inventory growth. Sales in Latin America declined as inventory cutbacks by dealers more than offset higher retail sales primarily in heavy construction.

Engine sales were $1.67 billion, down $46 million from second quarter 2001. Physical sales volume declined by 2 percent. Higher sales in Asia/Pacific and Latin America and flat sales in EAME were not enough to offset lower sales in North America. Strong truck and bus engine demand, as well as an increase in turbomachinery sold into petroleum applications were more than offset by significantly lower sales of electric power generation products caused by lack of investment due to current excess electric generation capacity and lower peak power utility rates.

Operating Profit (Loss) (Millions of Dollars)

	Three Months Ended

	June 30, 2002	June 30, 2001

Machinery	$253	$324
Engines	86	113

	$339	$437

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $71 million, or 22 percent from second quarter 2001 primarily due to the lower physical sales volume of larger machines and related manufacturing inefficiencies.

Engine operating profit decreased $27 million, or 24 percent from second quarter 2001 primarily due to the lower physical volume of large reciprocating engines and related manufacturing inefficiencies.

Interest expense was $4 million lower than a year ago.

Other income/expense was expense of $6 million compared to expense of $28 million last year. The favorable change was mostly due to lower cost of financing trade receivables and lower foreign exchange losses in second quarter 2002.

FINANCIAL PRODUCTS

Revenues for the second quarter were $419 million, up $11 million or 3 percent compared with second quarter 2001. The favorable impact of the continued portfolio growth at Caterpillar Financial Services Corporation (Cat Financial) and an increase in extended service contract premiums earned at Caterpillar Insurance Holdings, Inc. (Cat Insurance) was mostly offset by the impact of generally lower interest rates on Cat Financial revenues.

Before tax profit was $33 million, down $35 million or 51 percent from the second quarter a year ago. A better spread on the portfolio at Cat Financial and higher underwriting income at Cat Insurance favorably impacted profit. These were more than offset by the recognition of $40 million of "other than temporary" declines in the market value of securities in the investment portfolio at Cat Insurance, as the result of market performance and in accordance with SFAS 115.

INCOME TAXES

Second-quarter tax expense reflects an estimated annual tax rate of 30 percent for 2002 and 32 percent for 2001.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results decreased $3 million from second quarter a year ago, primarily due to losses at Shin Caterpillar Mitsubishi Ltd.

SUPPLEMENTAL INFORMATION

Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations

Dealer sales (including both sales to end users and deliveries to dealer rental operations) in North America were lower compared to second quarter 2001. Higher sales to heavy construction and quarry & aggregates were more than offset by declines in mining, general construction, agriculture and waste. Sales to industrial and forestry remained near year-earlier levels.

In EAME, sales increases in heavy construction and quarry & aggregates were more than offset by declines in general construction, industrial, agriculture, mining and waste.
In Asia/Pacific, higher sales to heavy construction, quarry & aggregates, industrial and general construction sectors were more than offset by lower sales to mining, forestry and agriculture.

Sales in Latin America increased due to higher sales to heavy construction and industrial sectors. Sales to mining and general construction remained near year-earlier levels. Worldwide dealer machine sales (including both sales to end users and deliveries to dealer rental operations) in the first-quarter 2002 were lower than a year ago. Sales declined in North America, EAME and Latin America. Sales in Asia/Pacific remained near year-earlier levels.

Dealer Inventories of New Machines

Worldwide dealer new machine inventories at the end of the second quarter were lower than a year ago. Declines in North America, EAME and Latin America, more than offset increases in Asia/Pacific. Inventories compared to current selling rates were lower than year-earlier levels in all regions.

Engine Sales to End Users and OEMs

Worldwide engine sales to end users and OEMs were flat compared to the second quarter of 2001. Sales increases in Asia/Pacific and Latin America offset lower sales in EAME and North America.

North American demand for engines used in on-highway applications rose sharply in the second quarter of 2002 as major truck manufacturers raised their second-quarter production schedules in response to robust truck orders from large trucking companies. Higher truck engine sales were more than offset by lower North American engine demand primarily in the petroleum and electric power generation sectors, which were impacted by weak business investment compared to second quarter 2001.

In EAME, demand for engines used in on-highway truck, industrial, and petroleum applications rose slightly in the second quarter of 2002 but overall sales declined as demand for engines used in marine and electric power generation applications weakened compared to second quarter 2001.

In Asia/Pacific, sales rose significantly in marine and petroleum sectors and more than offset reduced demand from industrial and electric power generation sectors.

Sales rose sharply in Latin America with stronger demand in all sectors; engine demand from electric power generation and petroleum sectors more than doubled from second quarter last year and on-highway truck engine demand rose sharply.

EMPLOYMENT

At the end of second quarter 2002, Caterpillar's worldwide employment was 71,556 compared with 71,558 one year ago. Acquisitions have added 528 since second quarter 2001.

 OUTLOOK

Summary

Worldwide economic growth is unfolding along the lines of our prior outlook, which anticipated a gradual recovery in global production over the course of 2002. However, most industrialized markets continue to operate at relatively low levels of capacity utilization. Additionally, in North America corporate earnings have not responded to the recovery as rapidly as we have seen in the past, negatively impacting capital spending. As a result, industry demand was lower than expected in the second quarter of the year. While we still expect an improvement in overall capital spending in the second half of 2002, this improvement is building from a lower base, and the second half recovery is therefore not expected to be as robust as anticipated in the first quarter.

In this economic environment, worldwide industry opportunity is expected to be down slightly in 2002. Company sales and revenues are also projected to be down slightly. Full-year profit is expected to be about 15 percent lower than last year, excluding nonrecurring charges recorded in 2001 for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions.

Due to continued poor performance of the equity markets, the value of our pension fund assets has declined during 2002.  SFAS 87 requires recognition of an Additional Minimum Liability if the fair value of plan assets is less than the accumulated benefit obligation at the end of the plan year.  Based on July 31, 2002 plan asset values and anticipated contributions through the end of 2002, we would be required to increase the Additional Minimum Liability by approximately $1 billion at December 31, 2002.  This would result in a decrease in Other Comprehensive Income of approximately $650 million after-tax.

North America

 In the United States, an economic rebound in the first half 2002 was supported by continued moderate rates of consumer spending, a strong housing market and further growth in government spending. Growth was also boosted by sharp reductions in the rate of inventory liquidation. Going forward, consumer spending is projected to continue, although at more moderate rates, while second-half exports are expected to pick up momentum in response to the worldwide recovery and the more competitive level for the U.S. dollar. While federal government spending is expected to continue to grow, state and local governments are expected to cut back on the growth in spending in the second half of 2002. Housing and infrastructure construction activity is expected to remain at good levels. Overall, we expect moderate growth rates in the range of 2 to 3 percent to continue through the second half of 2002.

While the general U.S. economy is tracking the outlook fairly closely, corporate profits are lagging the recovery and capital spending consequently is not picking up as expected.

Due to extremely difficult business funding conditions, competitive rental fleets continue to be pared back, leading to downward pressure on used equipment prices. As a result, industry deliveries to rental fleets tracked below business plan expectations in the first half of 2002. Exceptionally mild weather has driven coal prices and production down. Machine sales to coal mining, as forecast, are expected to be down. While we are still projecting modest improvements in average industry sales levels the second half of the year in general construction, equipment services and industrial equipment, sales levels are building from a lower base in the first half.

The Canadian economy continues to benefit from the U.S. recovery, and, the housing market has been remarkably strong. Several commodity industries have picked up -- crude oil, gold, nickel and steel -- and growth is expected to remain buoyant in the second half in the range of 3 to 4 percent. Despite Canadian growth, the North American machine industry is projected to be down moderately for the year as a whole.

Full-year North American engine industry sales are expected to be down moderately. We expect higher sales in industrial and on-highway truck sectors will be more than offset by weaker sales to petroleum and electric power generation applications.

Overall company sales of machines and engines in North America are expected to be down moderately.

EAME

In EAME, leading indicators still point to a European economic recovery in the second half of the year. However, forward momentum in Germany lost some steam early in the second quarter, and the recovery in the second half is not expected to be quite as robust as earlier anticipated. Offsetting this, machine sales in the CIS and Africa & Middle East regions have held up better than expected due to higher oil prices. Company sales in the EAME region are projected to be up slightly.

Asia/Pacific

In Asia/Pacific, overall business conditions in developing Asia continue to improve. The Japanese industrial economy is showing signs of improvement, but construction activity is still weak and industry sales are projected to be down. Economic growth in China was strong in the first half, and good growth is expected to continue in the second half of 2002. Machine sales in China are projected to be significantly higher, while machine sales in India and Australia are expected to be up moderately. Overall company sales in the region are expected to be up slightly.

Latin America

Business conditions in the region continue to be mixed. While several key countries in Latin America are showing some signs of improvement, other major markets continue to be negatively impacted by heightened political uncertainty. In Mexico, industrial production moved up early in the second quarter. In Brazil, production moved up in the first few months of 2002, driven mainly by improving external demand. However, domestic demand is still weak and political uncertainty with respect to the October elections is unsettling domestic financial markets. We expect 1 percent regional GDP growth this year and company sales to Latin America are expected to be about flat.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

Sales and revenues for the six months ended June 30, 2002 were $9.70 billion, $598 million lower than the first six months of 2001. Profit of $280 million was $153 million or 35 percent lower than the first six months of 2001. The decrease in profit was due primarily to the lower physical sales volume of larger machines and engines and related manufacturing inefficiencies. Lower cost of financing trade receivables and improved foreign exchange results had a favorable impact on other income in the first six months of 2002. In addition, the company recognized a $40 million pretax charge for "other than temporary" declines in the market value of securities in the investment portfolio at Cat Insurance, as the result of market performance and in accordance with SFAS 115.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a favorable pretax impact on earnings of $42 million for the six months ended June 30, 2002. This was more than offset by a $59 million pretax increase in pension and other postretirement benefit expense. The increase was a result of lower plan asset returns in recent years and assumed discount rates used in 2002 compared to 2001, partially offset by the favorable pretax impact of other postretirement benefit plan changes made in the second quarter.

MACHINERY AND ENGINES
Sales (Millions of dollars)

	Total	North America	EAME **	Latin America	Asia/ Pacific

Six Months Ended June 30, 2002
Machinery	$5,919	$3,344	$1,474	$440	$661
Engines*	3,040	1,360	906	329	445

	$8,959	$4,704	$2,380	$769	$1,106

Six Months Ended June 30, 2001
Machinery	$6,380	$3,699	$1,628	$451	$602
Engines*	3,213	1,766	885	226	336

	$9,593	$5,465	$2,513	$677	$938

* Does not include internal engine transfers of $641 and $632 in 2002 and 2001, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
** Europe, Africa & Middle East and Commonwealth of Independent States
Refer to table on page 21 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $5.92 billion, a decrease of $461 million or 7 percent from the first six months of 2001. Physical sales volume decreased 7 percent from a year ago, as sales gains in Asia/Pacific and basically flat sales in Latin America were more than offset by lower sales in North America and EAME. Sales in North America declined due to lower retail demand, mainly in coal mining and general construction and a slower pace of dealer inventory growth compared to the first six months of 2001. Sales in EAME declined due to lower retail demand. Sales in Asia/Pacific were higher due to dealer inventory growth.

Engine sales were $3.04 billion, down $173 million or 5 percent from the first six months of 2001. Physical sales volume declined by 5 percent. Higher sales in Asia/Pacific and Latin America and basically flat sales in EAME were not enough to offset lower sales in North America. Strong truck and bus engine demand, as well as an increase in turbomachinery sold into petroleum applications were more than offset by significantly lower sales of electric power generation products caused by lack of investment due to current excess electric generation capacity and lower peak power utility rates.

Operating Profit (Loss) (Millions of Dollars)
	Six Months Ended

	June 30, 2002	June 30, 2001

Machinery	$374	$539
Engines	72	176

	$446	$715

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $165 million, or 31 percent from the first six months of 2001 primarily due to the lower physical sales volume of larger machines and related manufacturing inefficiencies.

Engine operating profit decreased $104 million, or 59 percent from the first six months of 2001 primarily due to the lower physical volume of large reciprocating engines and related manufacturing inefficiencies.

Interest expense was $13 million lower than a year ago.

Other income/expense was expense of $13 million compared to expense of $76 million last year. The favorable change was mostly due to lower cost of financing trade receivables and lower foreign exchange losses in the six months ended in June 30, 2002.

FINANCIAL PRODUCTS

Revenues were $821 million, up $8 million or 1 percent compared with the first six months of 2001. The favorable impact of the continued portfolio growth at Caterpillar Financial Services Corporation (Cat Financial) and an increase in extended service contract premiums earned at Caterpillar Insurance Holdings, Inc. (Cat Insurance) was mostly offset by the impact of generally lower interest rates on Cat Financial revenues.

Before tax profit was $123 million, down $28 million or 19 percent from the second quarter a year ago. A better spread on the portfolio at Cat Financial and higher underwriting income at Cat Insurance favorably impacted profit. These were more than offset by the recognition of $40 million of "other than temporary" declines in the market value of securities in the investment portfolio at Cat Insurance, as the result of market performance and in accordance with SFAS 115.
INCOME TAXES
First six months tax expense reflects an effective annual tax rate of 30 percent for 2002 and 32 percent for 2001.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results decreased $10 million from a year ago, primarily due to losses at Shin Caterpillar Mitsubishi Ltd. and Caterpillar Claas America.

B. Liquidity & Capital Resources

Sources of funds
The company generates its capital resources primarily through operations. Consolidated operating cash flow was $728 million for the second quarter of 2002, compared with $783 million for the second quarter of 2001. The decrease was largely due to lower profit partially offset by decreased working capital requirements. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely driven by profit. See our Outlook on page 15.

Debt is also a source of capital resources for the company. Total debt as of June 30, 2002 was $18.27 billion, an increase of $1.67 billion from year-end 2001. During 2002, debt related to Machinery and Engines decreased $55 million, to $3.73 billion, while debt related to Financial Products (Cat Financial) increased $1.75 billion to $14.77 billion. We have a global credit facility of $4.25 billion available to both Machinery and Engines and Cat Financial to support commercial paper programs. Cat Financial may use up to 90% of the available facility subject to a maximum debt to equity and a minimum interest coverage ratio. Machinery and Engines may use up to 100% of the available facility subject to a minimum level of net worth. Based on these restrictions, and the allocating decisions of available credit made by management, the facility available to Cat Financial at June 30, 2002 was $3.65 billion. The facility is comprised of two components of equal amounts expiring in September 2002 and September 2006. Our total credit commitments as of June 30, 2002 were:

	(Millions of dollars)

		Machinery	Financial
	Consolidated	and Engines	Products

Credit lines:
Global credit facility	$4,250	$600	$3,650
Other external	960	376	584
Intercompany	-	500	827

Total credit lines available	5,210	1,476	5,061
Less: Global credit facility supporting commercial paper	3,489	18	3,471
Less: Utilized credit	240	65	175

Available credit	$1,481	$1,393	$1,415

We also generate funding through the securitization of receivables. In the second quarter of 2002, we generated $442 million of capital resources from the securitization of trade receivables. As of June 30, 2002, we had trade and finance receivables of $2.91 billion and $13.60 billion, respectively.

Committed funds

The company has committed cash outflow related to debt and operating lease agreements and capital expenditures. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are expected to be:

(Millions of dollars)
					After
2002	2003	2004	2005	2006	2006	Total

$210	$181	$146	$106	$91	$340	$1,074

The aggregate amounts of maturities of long-term debt as of June 30, including that due within one year and classified as current, are expected to be:
(Millions of dollars)
						After
	2002	2003	2004	2005	2006	2006	Total

Machinery and Engines	$266	$65	$14	$224	$205	$2,891	$3,665
Financial Products	3,000	2,107	2,276	1,389	2,769	1,042	12,583

Total	$3,266	$2,172	$2,290	$1,613	$2,974	$3,933	$16,248

We had commitments for the purchase of construction or capital assets of approximately $254 million at June 30, 2002.

We did not have contingent liabilities with more than a remote chance of occurrence at June 30, 2002.

Machinery and Engines

Operating cash flow was $532 million through the second quarter of 2002, compared with $560 million for the same period a year ago. This decrease was primarily due to lower profit, partially offset by decreased working capital requirements during the first half of 2002 compared to the first quarter of 2001.

Capital expenditures, excluding equipment leased to others, during the first half of 2002 were $306 million compared with $369 million for the same period a year ago. Our debt to debt plus equity ratio as of June 30, 2002 was 39%. On April 23, 2002, $250 million of 40-year debt, priced at 6.95%, was sold. The proceeds from the offering were used for general corporate purposes.

Financial Products

Operating cash flow was $186 million through the second quarter 2002, compared with $240 million for the same period a year ago. The decrease is primarily due to increased working capital requirements and lower profit during the first half of 2002. Cash used to purchase equipment leased to others was $534 million during the first half of 2002. In addition, net cash used for finance receivables was $1.11 billion for the first half of 2002, compared to $1.21 billion for the first half of 2001. At June 30, 2002, finance receivables past due over 30 days were 4.5%, compared with 3.4% at the end of the same period one year ago.
Financial Products' debt at June 30, 2002 primarily comprised $10.69 billion of medium term notes, $3.47 billion of commercial paper, $222 million of notes payable to Caterpillar, and $390 million of notes payable to banks and others. Financial Products was in compliance with all debt covenants at June 30, 2002.

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

Product liability and insurance loss reserves - Determined based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported.

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

Impairment of available for sale securities - Securities are evaluated for impairment in accordance with SFAS 115 and related guidance. When a security is determined to be other than temporarily impaired, the write-down is recorded as an investment loss in the Results of Operations. Write-downs include amounts previously deferred in Other Comprehensive Income.

We have incorporated many years of historical data into the determination of each of these estimates. We have a proven history of using accurate estimates and sound assumptions to calculate and record appropriate reserves and residual values.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment (Millions of Dollars)
	(unaudited)
	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

North American Geographic Region	$2,611	$2,948	$4,704	$5,465
Engine sales included in the Power Products segment	(746)	(922)	(1,360)	(1,759)
Company owned dealer sales included in the All Other segment	(88)	(139)	(167)	(229)
Certain governmental sales included in the All Other segment	(69)	(53)	(125)	(92)
Other*	(71)	(64)	(139)	(129)

North American Marketing external sales	$1,637	$1,770	$2,913	$3,256

AME Geographic Region	$1,299	$1,299	$2,380	$2,513
Power Products sales not included in the EAME Marketing segment	(399)	(452)	(746)	(807)
Other*	(164)	(130)	(305)	(262)

EAME Marketing external sales	$736	$717	$1,329	$1,444

Latin America Geographic Region	$404	$370	$769	$677
Power Products sales not included in the Latin America Marketing segment	(158)	(35)	(251)	(68)
Other*	75	40	137	64

Latin America Marketing external sales	$321	$375	$655	$673

Asia Pacific Geographic Region	$601	$515	$1,106	$938
Power Products sales not included in the Asia/Pacific Marketing segment	(148)	(86)	(263)	(137)
Other*	(51)	(73)	(90)	(127)

Asia Pacific Marketing external sales	$402	$356	$753	$674

*Represents primarily external sales of the Construction & Mining Products and the All Other segments.

C.  Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our Second-Quarter 2002 Form 10-Q are forward looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the Company and the markets it serves.

 World Economic Factors
 Our current outlook calls for the continuation of a moderate recovery in the U.S. economy in 2002. Our outlook assumes that the events of September 11th and the resulting impact on the economy were a one-time event and that there will be no further events of this magnitude. If, however, there are other significant shocks or sequence of shocks, financial, economic or acts of political terror, there could be a more protracted negative impact on consumer spending, housing starts, and capital spending which would negatively impact company results.

After a strong first quarter, followed by more moderate growth in the second quarter, U.S. GDP growth is expected to continue at moderate rates in the third and fourth quarters of 2002. Should recent interest rate and tax reductions fail to sustain growth in the U.S. economy as expected, leading to renewed economic weakness, then sales of machines and engines may decline by more than expected in 2002. The outlook also projects that economic growth in the second half of 2002 is expected to improve in Asia/Pacific, Europe, Africa & Middle East and, more moderately, in Latin America. If, for any reason, these projected growth rates do not occur, sales would likely be lower than anticipated in the affected region. Persistent weakness in the construction sector in Japan is leading to lower machine sales in the Japanese market. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

In particular, our outlook assumes that Europe, the United Kingdom and Canada implement and commit to maintain economic stimulus measures and that the Japanese government remains committed to stimulating their economic recovery with appropriate monetary and fiscal policies. The outlook also assumes that the Brazilian government follows through with promised fiscal and structural reforms; that there is an orderly democratic transition in the upcoming Brazilian elections, and that the Argentina crisis is confined to only Argentina, and does not spill over to negatively impact growth prospects in neighboring countries. If negative spillover effects become amplified, this could result in greater regional economic and financial uncertainty and weaker regional growth. Our outlook also assumes that currency and stock markets remain relatively stable, and that average world oil prices fluctuate in a range of $20 to $27 a barrel. If commodity and/or currency markets experience a significant increase in volatility, and/or stock markets do not recover, uncertainty would increase, both of which would result in slower economic growth, lower sales and potential impairment of investments.  In addition, an eruption of political violence in the Middle East could lead to oil supply disruptions and resumed upward pressure on oil prices. In this case inflation pressures would move up again and interest rates would be higher than currently projected, leading to slower world economic growth and lower company sales.

The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken company sales.

Commodity Prices
 The outlook for our sales also depends on commodity prices. Our outlook for an improvement in world economic growth in 2002 suggests that industrial metals prices would start to see a recovery no later than the second half of 2002. Industrial metal prices started to improve in the first five months of 2002, but momentum faded in June and further gains are required before we see gains in production and a positive impact on equipment sales. As a result, machine sales to the industrial metals industry have been delayed and further delays could happen in the second half of 2002. Oil prices declined, as expected, from an average of about $30 to $32 a barrel in 2000 to an average of $25 to $30 a barrel in 2001. We are expecting an average of $20 to $27 a barrel in 2002. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices (oil, coal and natural gas) are expected to be down only moderately in 2002.

Extended weakness in world economic growth could lead to sharp declines in commodity prices and lower than expected sales to the industrial metals and agriculture sectors.

Monetary and Fiscal Policies
 For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. In the United States, the Federal Reserve moved aggressively to reduce interest rates in 2001. This action, together with federal tax cuts is expected to lead to a sustained recovery in U.S. growth in the second half of 2002. In Europe, the European Central Bank reduced interest rates in 2001, and growth in Europe is expected to improve in the second half of 2002. However, recent currency movements leading to a stronger euro may dampen European growth prospects in the second half of 2002 and this would cause machine sales to be lower than expected.

In general, higher than expected interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for higher year over year U.S. growth in 2002, with positive growth in the first quarter of 2002 followed by moderate growth rates in the remaining quarters of 2002. This is expected to lead to a modest improvement in average industry sales levels in the second half of 2002. If, for whatever reason, there was a setback leading to weak or negative growth in the third or fourth quarters of 2002 then demand for company products could fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors
 Political factors in the U.S. and abroad have a major impact on global companies. In 2001, the U.S. Congress enacted a tax cut with the first reductions effective in the third and fourth quarters of 2001 and with additional benefits in 2002, which is having and should continue to have a positive impact on the U.S. economy. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are a number of significant expected political developments in Latin America, Asia, and Europe, Africa and the Middle East which are expected to take place in the second half of 2002 that could affect U.S. trade policies and/or de-stabilize local market conditions leading to lower company sales. In particular, a recent escalation of political uncertainty in Brazil is contributing to a decline in business confidence and reduced capital investment intentions.

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

Other Factors
 The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the Company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects for highways underway. In 2000 and 2001, there was a material increase in the volume of highway construction contracts, which had a positive impact on sales of certain types of equipment, and the company expects higher highway construction activity in 2002. In the first five months of 2002 contracts let for highways, streets and bridges were up about 2%. If funding for highways, streets, bridges, airports, etc. in the second half of 2002 is reduced or delayed, or is concentrated on areas where company products do not play a significant role, sales could be negatively impacted. Furthermore, if infrastructure spending plans are reduced by Federal and/or state governments due to budget constraints, machine sales would be lower in the second half than current projections.

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency ("EPA"), the Company is required to meet certain emission standards by October 2002. The Consent Decree provides, however, for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties on those engines. However, EPA is currently in the process of setting new levels for these non-conformance penalties. Our outlook assumes that complying with the Consent Decree, and related volatility in on-highway truck engine demand, will not materially impact our results. If, however, Caterpillar must pay non-conformance penalties and EPA imposes penalty levels higher than anticipated, our profit could be negatively impacted.

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

Inherent in the operation of the Financial Products Division is the credit risk associated with its customers. The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events, and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. While our policy is to use interest rate swap agreements to manage our exposure to interest rate changes and lower the costs of borrowed funds, if interest rates move more sharply than anticipated, it could negatively impact our results.

PART II. OTHER INFORMATION

Item 1. Environmental and Legal Matters

 On May 7, 2002, International Truck and Engine Corporation commenced an action against Caterpillar that alleges we breached various aspects of a long-term agreement term sheet. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has effectively been terminated. The company denies International's claims and will vigorously contest them. The company further believes that final resolution of this matter will not have a material impact on our financial statements.

Item 2. Changes in Securities

Non-U.S. Employee Stock Purchase Plans

We have twenty-five employee stock purchase plans administered outside the United States for our foreign employees. As of June 30, 2002, those plans had approximately 8,834 participants in the aggregate. During the second quarter of 2002, a total of 57,532 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
99.1

Certification of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc.,  as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

During the quarter ended June 30, 2002, reports on Form 8-K dated April 16 (2) were filed pursuant to Item 5 and reports dated April 19 and April 23 were filed pursuant to Item 7. Additional reports on Form 8-K were filed on July 16, 2002 (2) pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.
August 13, 2002	/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer
(Glen A. Barton)

August 13, 2002	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)

August 13, 2002	/s/ James B. Buda	Secretary
(James B. Buda)