Form 10-Q
period 2002-09-30
CATERPILLAR INC
filed 2002-11-13
CIK 18230

Summary Page
Financial Statements
Notes to Financial Statements
MD&A
Safe Harbor Statement
Other Information

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

At September 30, 2002, 344,181,672 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the third quarter, you should read the entire document.

SUMMARY OF RESULTS

On October 16, 2002, Caterpillar Inc. reported sales and revenues of $5.08 billion and profit of $213 million or 61 cents per share for the third quarter 2002. Through the third quarter of the year, sales and revenues were $14.78 billion and profit was $493 million or $1.42 per share.

Sales and revenues for the quarter were $19 million above third quarter 2001, primarily due to a 2 percent increase in Financial Products revenues. Profit for the third quarter was $8 million higher than last year primarily due to lower income taxes. Profit before tax was down $12 million, as the favorable impact of improved price realization was more than offset by lower volume, particularly in large reciprocating engines and coal mining equipment.

"We have been putting into place the building blocks that will allow us to remain profitable at the bottom of the business cycle. And it is working. There is no doubt we are in an extended downturn and uncertainty about a recovery continues, yet we are delivering a solid profit. Intense focus has resulted in significantly improved machinery and engines cash flow, especially through lower capital expenditures. We have also benefited from cost reduction including lower employment levels while continuing to invest in new technologies," said Chairman and CEO Glen Barton.

Machinery and engine sales overall were about the same as last year. Sales were significantly higher in Asia/Pacific in the third quarter, with very strong growth in China. Sales in Europe, Africa and the Middle East were also higher mainly due to a sharp increase in sales of large engines. These increases offset declines in North America and Latin America. Sharply higher truck and bus engine sales, as well as higher sales in the heavy construction and quarry and aggregates industries, offset declines in electric power generation, coal mining and general construction.

"Our outlook for the year remains unchanged. However, near-term political and economic uncertainty could impact our fourth quarter results," continued Barton. "We are performing substantially better than we did during the early nineties. Our strategies are serving us well."

Caterpillar continues to focus on its ongoing strategy for cost reduction and improved cash flow, while investing in critical projects for future growth. For example, the company continues to invest in ACERT technology, which will allow Caterpillar to meet current emission standards while providing a line of sight to achieving future standards for both on-highway and off-highway applications. In all cases the company is leveraging the discipline of 6 Sigma to deliver bottom line benefits.

OUTLOOK

The company still expects sales and revenues for the year to be down slightly with full-year profit down about 15 percent from last year, excluding nonrecurring charges recorded in 2001. However, uncertain near-term political and economic conditions make the remainder of the year more difficult than normal to predict. Our full-year projections include the impact of a sharp drop in on-highway truck engine sales in the fourth quarter of 2002 following artificially strong third quarter truck engine demand caused by truck fleets pre-buying ahead of the October emissions deadline. North American heavy-duty truck manufacturers have experienced a sharp drop in incoming orders that will impact demand for our engines in the fourth quarter. Despite the fact that our certified engines will generate non-compliance penalties (NCPs) mandated by the EPA, we expect the financial impact on Caterpillar resulting from NCPs to be minimal for the year. (Complete outlook begins on page 17.)

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

Sales and revenues:
Sales of Machinery and Engines	$4,700	$4,699	$4,700	$4,699	$-	$-
Revenues of Financial Products	375	357	-	-	426	417

Total sales and revenues	5,075	5,056	4,700	4,699	426	417
Operating costs:
Cost of goods sold	3,690	3,669	3,690	3,669	-	-
Selling, general, and administrative expenses	646	638	559	557	106	92
Research and development expenses	167	167	167	167	-	-
Interest expense of Financial Products	135	161	-	-	140	167
Other operating expenses	108	80	-	-	108	80

Total operating costs	4,746	4,715	4,416	4,393	354	339

Operating profit	329	341	284	306	72	78
Interest expense excluding Financial Products	66	69	66	69	-	-
Other income (expense)	20	23	(31)	(54)	24	34

Consolidated profit before taxes	283	295	187	183	96	112

Provision for income taxes	71	94	37	51	34	43

Profit of consolidated companies	212	201	150	132	62	69
Equity in profit (loss) of unconsolidated affiliated companies (Note 7)	1	4	(1)	2	2	2
Equity in profit of Financial Products' subsidiaries	-	-	64	71	-	-

Profit	$213	$205	$213	$205	$64	$71

Profit per common share	$0.62	$0.60
Profit per common share - diluted (2)	$0.61	$0.59
Weighted-average common shares	344.2	343.3
Weighted-average common shares - diluted (2)	346.2	347.5
Cash dividends paid per common share	$0.35	$0.35

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

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

Sales and revenues:
Sales of Machinery and Engines	$13,659	$14,292	$13,659	$14,292	$-	$-
Revenues of Financial Products	1,116	1,062	-	-	1,247	1,230

Total sales and revenues	14,775	15,354	13,659	14,292	1,247	1,230
Operating costs:
Cost of goods sold	10,751	11,086	10,751	11,086	-	-
Selling, general, and administrative expenses	1,915	1,914	1,654	1,679	317	267
Research and development expenses	524	506	524	506	-	-
Interest expense of Financial Products	393	518	-	-	406	542
Other operating expenses	300	222	-	-	300	222

Total operating costs	13,883	14,246	12,929	13,271	1,023	1,031

Operating profit	892	1,108	730	1,021	224	199
Interest expense excluding Financial Products	206	222	206	222	-	-
Other income (expense)	13	46	(44)	(130)	(5)	64

Consolidated profit before taxes	699	932	480	669	219	263
Provision for income taxes	196	297	116	199	80	98

Profit of consolidated companies	503	635	364	470	139	165
Equity in profit (loss) of unconsolidated affiliated companies (Note 7)	(10)	3	(16)	(2)	6	5
Equity in profit of Financial Products' subsidiaries	-	-	145	170	-	-

Profit	$493	$638	$493	$638	$145	$170

Profit per common share	$1.43	$1.86
Profit per common share - diluted (2)	$1.42	$1.84
Weighted-average common shares	343.9	343.3
Weighted-average common shares - diluted (2)	347.2	347.2
Cash dividends paid per common share	$1.05	$1.03

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
(Unaudited)
(Dollars in millions)

	Consolidated

	September 30,		September 30,
	2002		2001

Common stock:
Balance at beginning of period	$(1,653)		$(1,628)
Common shares issued, including treasury shares reissued: 09/30/02 - 805,228; 09/30/01 - 797,122	16		15
Treasury shares purchased: 09/30/02 - 0; 09/30/01 - 937,000	-		(43)

Balance at end of period	(1,637)		(1,656)

Profit employed in the business:
Balance at beginning of period	7,533		7,205
Profit	493	$493	638	$638
Dividends declared	(241)		(237)

Balance at end of period	7,785		7,606

Accumulated other comprehensive income (net of tax):
Foreign currency translation adjustment:
Balance at beginning of period	(17)		55
Aggregate adjustment for period	79	79	(71)	(71)

Balance at end of period	62		(16)

Minimum pension liability adjustment:
Balance at beginning of period	(202)		(32)
Aggregate adjustment for period	(1)	(1)	4	4

Balance at end of period	(203)		(28)

Derivative financial instruments: (Note 10)
Balance at beginning of period	(26)		-
Gains (losses) deferred during period	3	3	(42)	(42)
(Gains) losses reclassified to earnings	27	27	13	13

Balance at end of period	4		(29)

Available-for-sale securities: (Note 9)
Balance at beginning of period	(24)		-
Gains (losses) deferred during period	(36)	(36)	-
(Gains) losses reclassified to earnings	27	27	-

Balance at end of period	(33)		-

Comprehensive income		$592		$542

Stockholders' equity at end of period	$5,978		$5,877

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Financial Position*
(Dollars in millions)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products
	Sep 30,	Dec 31,	Sep 30,	Dec 31,	Sep 30,	Dec 31,
	2002	2001	2002	2001	2002	2001

Assets
Current assets:
Cash and short-term investments	$445	$400	$225	$251	$220	$149
Receivables - trade and other	2,868	2,592	2,216	2,170	1,333	1,182
Receivables - finance	6,667	5,849	-	-	6,667	5,849
Deferred and refundable income taxes	441	423	436	381	5	42
Prepaid expenses	1,280	1,211	1,282	1,220	8	8
Inventories (Note 4)	3,084	2,925	3,084	2,925	-	-

Total current assets	14,785	13,400	7,243	6,947	8,233	7,230
Property, plant and equipment - net	6,810	6,603	4,850	5,019	1,960	1,584
Long-term receivables - trade and other	56	55	56	55	-	-
Long-term receivables - finance	6,320	6,267	-	-	6,320	6,267
Investments in unconsolidated affiliated companies (Note 7)	751	787	402	460	349	327
Investments in Financial Products' subsidiaries	-	-	1,878	1,662	-	-
Deferred income taxes	834	938	924	999	12	13
Intangible assets (Note 5)	304	274	299	271	5	3
Goodwill (Note 5)	1,402	1,397	1,402	1,397	-	-
Other assets	1,112	936	611	465	501	471

Total assets	$32,374	$30,657	$17,665	$17,275	$17,380	$15,895

Liabilities
Current liabilities:
Short-term borrowings	$2,021	$2,180	$65	$219	$2,180	$2,164
Accounts payable	2,410	2,123	2,445	2,210	169	166
Accrued expenses	1,521	1,419	841	854	686	593
Accrued wages, salaries, and employee benefits	1,242	1,292	1,227	1,276	15	16
Dividends payable	-	120	-	120	-	-
Deferred and current income taxes payable	7	11	7	(29)	-	40
Deferred liability	-	-	-	-	257	298
Long-term debt due within one year	3,303	3,131	267	73	3,036	3,058

Total current liabilities	10,504	10,276	4,852	4,723	6,343	6,335

Long-term debt due after one year	12,435	11,291	3,410	3,492	9,025	7,799
Liability for postemployment benefits	3,065	3,103	3,065	3,103	-	-
Deferred income taxes and other liabilities	392	376	360	346	134	99

Total liabilities	26,396	25,046	11,687	11,664	15,502	14,233

Stockholders' equity
Common stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (09/30/02 - 407,447,312; 12/31/01 - 407,447,312) at paid in amount	1,035	1,043	1,035	1,043	835	801
Profit employed in the business	7,785	7,533	7,785	7,533	1,190	1,046
Accumulated other comprehensive income	(170)	(269)	(170)	(269)	(147)	(185)
Treasury stock (09/30/02 - 63,265,640; 12/31/01 - 64,070,868) at cost	(2,672)	(2,696)	(2,672)	(2,696)	-	-

Total stockholders' equity	5,978	5,611	5,978	5,611	1,878	1,662

Total liabilities and stockholders' equity	$32,374	$30,657	$17,665	$17,275	$17,380	$15,895

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

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Statement of Cash Flow for the Nine months ended
(Unaudited)
(Dollars in millions)

			Supplemental Consolidating Data

	Consolidated		Machinery & Engines (1)		Financial Products
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002	2001

Cash flow from operating activities:
Profit	$493	$638	$493	$638	$145	$170
Adjustments for non-cash items:
Depreciation and amortization	910	872	596	636	314	236
Profit of Financial Products	-	-	(145)	(170)	-	-
Other	131	142	(3)	112	121	(9)
Changes in assets and liabilities:
Receivables - trade and other	(147)	63	20	81	(132)	34
Inventories	(159)	(208)	(159)	(208)	-	-
Accounts payable and accrued expenses	322	(28)	231	(141)	46	105
Other - net	(190)	24	(142)	(2)	(41)	42

Net cash provided by operating activities	1,360	1,503	891	946	453	578

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(498)	(686)	(473)	(668)	(25)	(18)
Expenditures for equipment leased to others	(762)	(608)	-	(24)	(762)	(584)
Proceeds from disposals of property, plant and equipment	360	264	43	25	317	239
Additions to finance receivables	(11,323)	(12,463)	-	-	(11,323)	(12,463)
Collection of finance receivables	8,652	9,258	-	-	8,652	9,258
Proceeds from the sale of finance receivables	1,995	2,437	-	-	1,995	2,437
Net intercompany borrowings	-	-	(5)	74	26	80
Investments and acquisitions (net of cash acquired)	(290)	(396)	(23)	(109)	(267)	(287)
Other - net	(41)	(72)	(19)	4	(56)	(84)

Net cash used for investing activities	(1,907)	(2,266)	(477)	(698)	(1,443)	(1,422)

Cash flow from financing activities:
Dividends paid	(361)	(354)	(361)	(354)	-	(5)
Common stock issued, including treasury shares reissued	8	5	8	5	34	7
Treasury shares purchased	-	(43)	-	(43)	-	-
Net intercompany borrowings	-	-	(26)	(80)	5	(74)
Proceeds from long-term debt issued	3,855	3,272	248	629	3,607	2,643
Payments on long-term debt	(2,772)	(2,494)	(194)	(349)	(2,578)	(2,145)
Short-term borrowings - net	(165)	273	(154)	(146)	(11)	419

Net cash provided by (used for) financing activities	565	659	(479)	(338)	1,057	845

Effect of exchange rate on cash	27	2	39	(13)	4	-

Increase (Decrease) in cash and short-term investments	45	(102)	(26)	(103)	71	1
Cash and short-term investments at beginning of period	400	334	251	206	149	128

Cash and short-term investments at end of period	$445	$232	$225	$103	$220	$129

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

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions)
1.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and nine-month periods ended September 30, 2002 and 2001, (b) the changes in stockholders' equity for the nine-month periods ended September 30, 2002 and 2001, (c) the consolidated financial position at September 30, 2002 and December 31, 2001, and (d) the consolidated statement of cash flow for the nine-month periods ended September 30, 2002 and 2001, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

2.	The results for the three- and nine-month periods ended September 30, 2002 are not necessarily indicative of the results for the entire year 2002.
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

4.	Inventories Inventories (principally "last-in, first-out" method) comprise the following:
	(unaudited) Sep 30 2002	Dec 31. 2001

Raw materials and work-in-process	$1,298	$1,085
Finished goods	1,603	1,658
Supplies	183	182

Total inventories	$3,084	$2,925

5.	Intangible Assets and Goodwill

As of September 30, 2002, total intangible assets were $304. This included $212 of pension-related intangible assets. The remaining $92 represents the net carrying value of intellectual property. The gross carrying amount of the intellectual property was $116 with accumulated amortization of $24. Amortization expense for the three and nine months ended September 30, 2002 was $2 and $7, respectively. Amortization expense related to intangible assets is expected to be:

2002	2003	2004	2005	2006

$11	$11	$11	$9	$8

During the three and nine months ended September 30, 2002, no goodwill was acquired, impaired or disposed. Goodwill amortization expense for the three and nine months ended September 30, 2001 was $21 and $63, respectively. Excluding goodwill amortization expense, profit for the three and nine months ended September 30, 2001 was $219 and $681, respectively.

6.	Future Accounting Changes

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, we will adopt this new accounting standard on January 1, 2003. We believe the adoption of SFAS 143 will not have a material impact on our financial statements.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS 146 on October 1, 2002. Its adoption will not have any impact on our financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 requires that the guidance provided by SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" will apply to acquisitions of financial institutions (previously covered under special industry guidance). The transition provisions of SFAS 147 are effective on October 1, 2002. The adoption of SFAS 147 will not have any impact on our financial statements.

7.	Unconsolidated Affiliated Companies

The company's investment in affiliated companies accounted for by the equity method consists primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. in Japan. Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag, i.e. SCM results reflect the periods ending June 30) was as follows:

	Results of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2002	2001	2002	2001

Sales	$651	$623	$1,920	$1,953
Cost of sales	520	496	1,528	1,540
Gross profit	$131	$127	$392	$413

Profit (loss)	$0	$10	$(21)	$8

Caterpillar's profit (loss)	$1	$4	$(10)	$3

	Financial Position

	(unaudited) Sep 30, 2002	Dec 31, 2001

Assets:
Current assets	$1,459	$1,451
Property, plant and equipment - net	1,180	986
Other	487	290

	3,126	2,727
Liabilities:
Current liabilities	1,183	1,257
Long-term debt due after one year	814	414
Other liabilities	295	281

	2,292	1,952

Ownership	$834	$775

Caterpillar's investment in unconsolidated affiliated companies
Investment in equity method companies	$442	$437
Plus: Investment in cost method companies	309	350

Total investment in unconsolidated affiliated companies	$751	$787

8.	Segment Information

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

Business Segments (unaudited) Three months ended September 30,
2002	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$417	$64	$724	$446	$287	$1,589	$1,291	$314	$5,132
Intersegment sales and revenues	1	1,520	420	-	37	1,112	41	486	3,617

Total sales and revenues	$418	$1,584	$1,144	$446	$324	$2,701	$1,332	$800	$8,749
Accountable profit (loss)	$31	$48	$23	$64	$14	$51	$17	$99	$347
Accountable assets at September 30, 2002	$424	$2,331	$884	$16,959	$528	$4,051	$1,687	$2,374	$29,238

2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$341	$66	$691	$439	$357	$1,482	$1,446	$298	$5,120
Intersegment sales and revenues	2	1,740	411	-	35	1,260	47	455	3,950

Total sales and revenues	$343	$1,806	$1,102	$439	$392	$2,742	$1,493	$753	$9,070
Accountable profit (loss)	$8	$111	$21	$118	$25	$72	$(6)	$64	$413
Accountable assets at December 31, 2001	$441	$2,450	$826	$15,437	$587	$3,946	$1,369	$2,463	$27,519

Business Segments (unaudited) Nine months ended September 30,
2002	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$1,170	$169	$2,053	$1,311	$942	$4,209	$4,204	$875	$14,933
Intersegment sales and revenues	3	5,015	1,325	-	128	2,992	122	1,449	11,034

Total sales and revenues	$1,173	$5,184	$3,378	$1,311	$1,070	$7,201	$4,326	$2,324	$25,967
Accountable profit (loss)	$73	$259	$100	$205	$51	$(9)	$57	$232	$968

2001	Asia Pacific Marketing	Construction & Mining Products	EAME Marketing	Financial & Insurance Services	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$1,015	$170	$2,135	$1,289	$1,030	$4,253	$4,702	$890	$15,484
Intersegment sales and revenues	8	5,581	1,417	-	106	3,477	180	1,435	12,204

Total sales and revenues	$1,023	$5,751	$3,552	$1,289	$1,136	$7,730	$4,882	$2,325	$27,688
Accountable profit (loss)	$26	$426	$122	$263	$50	$123	$87	$185	$1,282

Reconciliation of Profit Before Tax:	(unaudited)
	Three months ended		Nine months ended
	Sep 30,	Sep 30,	Sep 30,	Sep 30,
	2002	2001	2002	2001

Total accountable profit from business segments	$347	$413	$968	$1,282
Methodology differences	(22)	(68)	(130)	(166)
Corporate costs	(46)	(72)	(163)	(214)
Other	4	22	24	30

Total consolidated profit before tax	$283	$295	$699	$932

9.	Available-For-Sale Securities

Caterpillar Insurance Holdings, Inc. and Caterpillar Investment Management, Ltd. had investments in certain debt and equity securities at September 30, 2002 that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. Gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Statement of Financial Position). Realized gains and losses on sales of investments are determined using the specific identification method for debt instruments and the FIFO method for equity securities.

	(unaudited)
	September 30, 2002

		Pre-tax Net
	Cost Basis	Gains (Losses)	Fair Value

Government debt	$72	$1	$73
Corporate bonds	208	1	209
Equity securities	221	(56)	165

Total	$501	$(54)	$447

	December 31, 2001

		Pre-tax Net
	Cost Basis	Gains (Losses)	Fair Value

Government debt	$80	$-	$80
Corporate bonds	157	1	158
Equity securities	200	(40)	160

Total	$437	$(39)	$398

The fair value of the company's available-for-sale debt securities at September 30, 2002, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

(unaudited)
Fair Value

Due in one year or less	$8
Due after one year through five years	$75
Due after five years through ten years	$60
Due after ten years	$139

Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2002 were $156 and $197, respectively. Gross gains of $6 and gross losses of $1 were included in current earnings for the three months ended September 30, 2002 as a result of these sales. Gross gains of $8 and gross losses of $1 were included in current earnings for the nine months ended September 30, 2002 as a result of these sales. We also recognized a $1 and $41 pretax charge for the three and nine months ended September 30, 2002, respectively, in accordance with the application of SFAS 115 for "other than temporary" declines in the market value of securities in the Cat Insurance investment portfolio.

10.	Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices. Our "Risk Management Policy" (Policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate and commodity price exposure. The company's derivative activities are subject to the management, direction and control of our Financial Officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed 90 days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts is undesignated. Gains of $.1 and $1 on the undesignated contracts were recorded in current earnings ("Other income (expense)" in the Statement of Results of Operations) for the three and nine months ended September 30, 2002, respectively. Losses of $.3 and $.6 due to changes in time value on options were excluded from effectiveness calculations and included in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, $14 of deferred net gains included in equity ("Accumulated other comprehensive income" in the Statement of Financial Position) is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2002.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. "Other income (expense)" included gains of $2 and losses of $59 on the undesignated contracts, substantially offset by balance sheet remeasurement and conversion losses and gains, for the three and nine months ended September 30, 2002, respectively.

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our Policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our Policy allows us to enter fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $2 and $6 on the liquidated swaps were amortized to current earnings ("Other income (expense)") for the three and nine months ended September 30, 2002, respectively. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines forward rate agreements are 100% effective. As of September 30, 2002, $.3 of deferred net gains included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of thirty years. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2002.

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

Our Policy allows us to issue fixed-to-floating, floating-to-fixed, and floating-to-floating interest rate swaps to meet the "match funding" objective. We designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. As Financial Products fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $22 and $69 were offset completely by losses on hedged debt of $22 and $69 in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2002, respectively. Through the third quarter of 2002, our Financial Products operations liquidated four fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $.5 and $1 on the liquidated swaps were amortized to current earnings ("Interest expense of Financial Products") for the three and nine months ended September 30, 2002, respectively. Financial Products policy is to designate as cash flow hedges at inception of the contract all floating-to-fixed interest rate swaps. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Gains of $.1 and $.5 due to ineffectiveness on floating-to-fixed interest rate swaps were included in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2002, respectively. As of September 30, 2002, $26 of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products") over the next twelve months. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2002.

Commodity Price Risk
Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to manage the commodity risk and reduce the cost of purchased materials.

Our Machinery and Engines operations purchase aluminum, copper and nickel embedded in the components we purchase from suppliers. Our suppliers pass on to us price changes in the commodity portion of the component cost.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Losses on the undesignated contracts of $9 and $3 were recorded in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2002, respectively.

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

In the third quarter, we recognized a $2 reduction to the reserve for separation benefits for 75 employees terminated from the Perkins Engine Shrewsbury, England plant. The employee separation reserve was $7 at September 30, 2002. We have reduced the other exit costs reserve as actual costs are incurred. The other exit costs reserve was $33 at September 30, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations, Liquidity and Capital Resources and Critical Accounting Policies

A.  Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001

Third quarter 2002 sales and revenues were $5.08 billion with profit of $213 million or 61 cents per share. This compares with sales and revenues of $5.06 billion and profit of $205 million or 59 cents per share in third quarter 2001. Profit for the third quarter was $8 million higher than last year due primarily to lower income taxes. Profit before tax was down $12 million, as the favorable impact of improved price realization was more than offset by lower volume, particularly in large reciprocating engines and coal mining equipment.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a favorable pretax impact on earnings of $21 million for the third quarter. This was partially offset by a $14 million pretax increase in pension and other postretirement benefit expense. The increase was a result of lower plan asset returns in recent years and assumed discount rates used in 2002 compared to 2001, partially offset by the favorable pretax impact of other postretirement benefit plan changes made in the second quarter.

MACHINERY AND ENGINES
Sales (Millions of dollars)

	Total	North America	EAME **	Latin America	Asia/ Pacific

Three Months Ended September 30, 2002
Machinery	$2,905	$1,531	$802	$193	$379
Engines*	1,795	873	530	180	212

	$4,700	$2,404	$1,332	$373	$591

Three Months Ended September 30, 2001
Machinery	$2,979	$1,674	$778	$218	$309
Engines*	1,720	888	452	174	206

	$4,699	$2,562	$1,230	$392	$515

* Does not include internal engine transfers of $329 and $303 in 2002 and 2001, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
** Europe, Africa & Middle East and Commonwealth of Independent States
Refer to table on page 20 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $2.91 billion, a decrease of $74 million or 2 percent from third quarter 2001. Physical sales volume decreased 6 percent from a year ago, and was partially offset by favorable price realization (including the impact of currency) outside North America. Strong sales gains in Asia/Pacific were more than offset by moderately lower sales in North America and Latin America. Sales in EAME were up slightly as the favorable impact of translation of non-U.S. dollar denominated sales offset lower physical volume. Sales in Asia/Pacific benefited from improved mining industry demand and strong retail sales growth in China. In North America, higher sales into the quarry and aggregates industry and flat sales into the heavy construction industry were more than offset by declines into the coal mining, general construction, waste and industrial sectors. Sales in Latin America declined as inventory cutbacks by dealers more than offset higher retail sales.

Engine sales were $1.80 billion, up $75 million from third quarter 2001. Physical sales volume rose slightly, up 3 percent. Moderately higher sales in EAME and slightly higher sales in Asia/Pacific and Latin America more than offset slightly lower sales in North America.

Operating Profit (Loss) (Millions of Dollars)

	Three Months Ended

	Sep 30, 2002	Sep 30, 2001

Machinery	$207	$173
Engines	77	133

	$284	$306

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit increased $34 million, or 20 percent from third quarter 2001 despite a $74 million decrease in sales. The favorable profit impact was primarily due to improved price realization outside North America partially offset by lower physical sales volume of large machines.

Engine operating profit decreased $56 million, or 42 percent from third quarter 2001 primarily due to lower physical volume of large reciprocating engines, adverse mix and manufacturing inefficiencies related to sharp changes in production levels.

Interest expense was $3 million lower than a year ago.

Other income/expense was favorable by $23 million compared to third quarter a year ago mostly due to lower cost of financing trade receivables.

FINANCIAL PRODUCTS

Revenues for the third quarter were $426 million, up $9 million or 2 percent compared with third quarter 2001. The favorable impact of continued portfolio growth at Caterpillar Financial Services Corporation (Cat Financial) was partially offset by the impact of generally lower interest rates on Cat Financial revenues.

Before tax profit was $96 million, down $16 million or 14 percent from the third quarter a year ago. A larger portfolio at Cat Financial favorably impacted profit, but was more than offset by lower gains on the securitization of receivables.

INCOME TAXES

Third quarter 2002 tax expense reflects an estimated annual tax rate of 28 percent compared to 32 percent a year ago. Third quarter 2002 tax expense also reflects an adjustment resulting from a decrease in the estimated annual tax rate from 30 percent to 28 percent for the first six months of 2002 due to a change in the geographic mix of profits.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results decreased $3 million from third quarter a year ago, primarily due to losses at Shin Caterpillar Mitsubishi Ltd.

SUPPLEMENTAL INFORMATION

Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations
 Worldwide dealer sales (including both sales to end users and deliveries to dealer rental operations) were lower compared to third quarter 2001. Gains in Asia/Pacific and Latin America were more than offset by declines in North America and EAME.

Dealer sales in North America were lower compared to third quarter 2001. Sales to the heavy construction industry remain strong at near year-earlier levels. Higher sales to quarry & aggregates and forestry industries were more than offset by declines in mining, general construction, agriculture, waste and industrial sectors.

Dealer sales in EAME declined. Sales increases in heavy construction were more than offset by declines in the mining, general construction, forestry, industrial and waste sectors. Sales to the quarry & aggregates industry remained near year-earlier levels.

In Asia/Pacific, dealer sales increased in the mining, heavy construction and quarry & aggregates sectors. Sales to general construction, forestry and industrial sectors remained near year-earlier levels.

Dealer sales in Latin America increased in the general construction, heavy construction, and industrial sectors. Sales to the mining industry remained near year-earlier levels.

Dealer Inventories of New Machines
 Worldwide dealer new machine inventories at the end of the third quarter were lower than a year ago. Inventories declined in North America, EAME and Latin America. Dealer inventory in Asia/Pacific remained near year-earlier levels. Inventories compared to current selling rates were lower than year-earlier levels in all regions.

Engine Sales to End Users and OEMs
 Worldwide engine sales to end users and OEMs rose slightly compared to the third quarter of 2001. Sales were slightly higher in all geographic regions with the largest gains in Latin America and EAME.

North American demand for engines used in on-highway applications almost doubled in the third quarter of 2002 compared to a year ago, as major truck manufacturers raised their third quarter production schedules. Overall North American engine sales rose slightly as the higher truck engine sales more than offset sharply lower demand in the electric power and petroleum sectors, which were impacted by weak business investment compared to third quarter 2001.

In EAME, overall sales rose slightly with a sharp increase in demand for larger engines used in petroleum, a moderate increase in overall marine engine sales with particular strength in large engine demand and a slight increase in sales in the industrial sector. Sales of engines used in electric power applications were moderately lower than third quarter 2001.

In Asia/Pacific, sales rose slightly. Sharply higher sales of large engines used in the marine sector more than offset lower sales from electric power, petroleum and industrial sectors.

Sales also rose slightly in Latin America with moderate gains in petroleum primarily associated with strong demand for large engines and a surge in on-highway truck engine demand; these sales gains more than offset lower demand from the electric power and marine sectors.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001

Sales and revenues for nine months ended September 30, 2002 were $14.78 billion with profit of $493 million or $1.42 per share. This compares with sales and revenues of $15.35 billion and profit of $638 million or $1.84 per share for the first nine months of 2001. The decrease in profit was due primarily to the lower physical sales volume of larger machines and engines and related manufacturing inefficiencies partially offset by the favorable impact of currency and improved price realization outside North America. In addition, the company has recognized a $41 million pretax charge for "other than temporary" declines in the market value of securities in the investment portfolio at Cat Insurance, as the result of market performance and in accordance with SFAS 115.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a favorable pretax impact on earnings of $63 million for the nine months ended September 30, 2002. This was more than offset by a $73 million pretax increase in pension and other postretirement benefit expense. The increase was a result of lower plan asset returns in recent years and assumed discount rates used in 2002 compared to 2001, partially offset by the favorable pretax impact of other postretirement benefit plan changes made in the second quarter.

MACHINERY AND ENGINES
Sales (Millions of dollars)

	Total	North America	EAME **	Latin America	Asia/ Pacific

Nine Months Ended September 30, 2002
Machinery	$8,824	$4,877	$2,274	$633	$1,040
Engines*	4,835	2,231	1,438	509	657

	$13,659	$7,108	$3,712	$1,142	$1,697

Nine Months Ended September 30, 2001
Machinery	$9,359	$5,373	$2,406	$669	$911
Engines*	4,933	2,654	1,337	400	542

	$14,292	$8,027	$3,743	$1,069	$1,453

* Does not include internal engine transfers of $970 and $935 in 2002 and 2001, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
** Europe, Africa & Middle East and Commonwealth of Independent States
Refer to table on page 20 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $8.82 billion, a decrease of $535 million or 6 percent from the first nine months of 2001. Physical sales volume decreased 7 percent from a year ago, and was partially offset by favorable price realization (including the impact of currency) outside North America. Strong sales gains in Asia/Pacific were more than offset by moderately lower sales in North America, EAME and Latin America. Sales in Asia/Pacific benefited from strong demand in the heavy construction sector. In North America, flat sales into the quarry & aggregates and heavy construction industries were more than offset by declines into the coal mining, general construction, waste and industrial sectors. Sales in EAME declined due to lower retail demand. Sales in Latin America declined as inventory cutbacks by dealers more than offset higher retail sales.

Engine sales were $4.84 billion, a decrease of $98 million or 2 percent from the first nine months of 2001. Physical sales volume decreased 2 percent from a year ago. Moderately higher sales in Latin America and Asia/Pacific and slightly higher sales in EAME were more than offset by moderately lower sales in North America.

Operating Profit (Loss) (Millions of Dollars)

	Nine Months Ended

	Sep 30, 2002	Sep 30, 2001

Machinery	$581	$712
Engines	149	309

	$730	$1,021

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit decreased $131 million, or 18 percent from the first nine months of 2001 primarily due to the lower physical sales volume of larger machines and related manufacturing inefficiencies.

Engine operating profit decreased $160 million, or 52 percent from the first nine months of 2001. The decrease in operating profit was primarily due to lower physical volume of large reciprocating engines, adverse mix and manufacturing inefficiencies related to sharp changes in production levels.

Interest expense was $16 million lower than a year ago.

Other income/expense was favorable by $86 million compared to the first nine months of 2001 mostly due to lower cost of financing trade receivables.

FINANCIAL PRODUCTS

Revenues for the first nine months of 2002 were $1.25 billion, up $17 million or 1 percent compared with the first nine months of 2001. The favorable impact of the continued portfolio growth at Caterpillar Financial Services Corporation (Cat Financial) and an increase in extended service contract premiums earned at Caterpillar Insurance Holdings, Inc. (Cat Insurance) was mostly offset by the impact of generally lower interest rates on Cat Financial revenues.

Before tax profit was $219 million, down $44 million or 17 percent from the first nine months of 2001. A better spread on the portfolio at Cat Financial and higher underwriting income at Cat Insurance favorably impacted profit. These were more than offset by the recognition of a $41 million pretax charge of "other than temporary" declines in the market value of securities in the investment portfolio at Cat Insurance, as the result of market performance and in accordance with SFAS 115, and an increase in operating expenses at Cat Financial.

INCOME TAXES

First nine months tax expense reflects an effective annual tax rate of 28 percent for 2002 and 32 percent for 2001. The decrease was primarily a result of a change in the geographic mix of profits.

UNCONSOLIDATED AFFILIATED COMPANIES

The company's share of unconsolidated affiliated companies' results decreased $13 million from a year ago, primarily due to losses at Shin Caterpillar Mitsubishi Ltd. and Caterpillar Claas America.

EMPLOYMENT

We have reduced employment by 2,076 excluding the impact of acquisitions. At the end of third quarter 2002, Caterpillar's worldwide employment was 70,379 compared with 71,927 one year ago.

OUTLOOK

Summary
 Global industrial production moved up about 5 percent in the first six months of 2002, but lost momentum in the third quarter as rising geopolitical uncertainties caused oil prices to move up sharply and world equity prices to decline. Business and consumer confidence, which had moved up sharply in the first half of 2002, moved back down in August and September. Most industrialized markets continued to operate at relatively low levels of capacity utilization and as a result capital goods prices, margins and earnings continued to be under pressure in the third quarter.

For 2002, worldwide industry sales are expected to be down moderately and company sales are estimated to be down slightly. Full-year profit in 2002 is expected to be about 15 percent lower than last year, excluding nonrecurring charges recorded in 2001 for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions. However, uncertain near-term political and economic conditions make the remainder of the year more difficult than normal to predict.

North America
 In North America, consumption and housing continued at good rates through the third quarter, but corporate earnings are trailing the recovery and resulting cash flow continues to be poor. While overall capital spending started to show signs of stabilizing in the third quarter, the projected improvement in the fourth quarter is from a low base and faces significant headwinds. Industry sales and company sales are estimated to be down moderately.

EAME
 Overall growth in EAME was weak in the first half and leading indicators also point to some deterioration in momentum at the end of the third quarter. Industry sales are expected to be down moderately and company sales about flat.

Asia/Pacific/Latin America
 In Asia/Pacific (excluding Japan) industry sales and company sales are expected to be up moderately in response to strong regional growth. In Latin America, industry sales and company sales are expected to be down slightly.

B.  Liquidity & Capital Resources

Sources of funds
 The company generates its capital resources primarily through operations. Consolidated operating cash flow was $1.36 billion through the third quarter of 2002, compared with $1.5 billion through the third quarter of 2001. The decrease was largely due to lower profit partially offset by decreased working capital requirements. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely driven by profit. See our Outlook on page 17.

Debt is also a source of capital resources for the company. Total debt as of September 30, 2002 was $17.76 billion, an increase of $1.16 billion from year-end 2001. During 2002, debt related to Machinery and Engines decreased $42 million, to $3.74 billion, while debt related to Financial Products (Cat Financial) increased $1.22 billion to $14.24 billion. We have a global credit facility of $4.55 billion available to both Machinery and Engines and Cat Financial to support commercial paper programs. Cat Financial may use up to 90% of the available facility subject to a maximum debt to equity and a minimum interest coverage ratio. Machinery and Engines may use up to 100% of the available facility subject to a minimum level of net worth. Based on these restrictions, and the allocating decisions of available credit made by management, the facility available to Cat Financial at September 30, 2002 was $3.95 billion. The facility is comprised of two components of equal amounts expiring in September 2002 and September 2006. Our total credit commitments as of September 30, 2002 were:

	(Millions of dollars)

	Consolidated	Machinery and Engines	Financial Products

Credit lines:
Global credit facility	$4,550	$600	$3,950
Other external	1,044	374	670
Intercompany	-	500	824

Total credit lines available	5,594	1,474	5,444
Less: Global credit facility supporting commercial paper	3,476	-	3,476
Less: Utilized credit	225	76	149

Available credit	$1,893	$1,398	$1,819

We also generate funding through the securitization of receivables. Through the third quarter of 2002, we generated $1.38 billion and $641 million of capital resources from the securitization of trade and finance receivables, respectively. As of September 30, 2002, we had trade and finance receivables of $2.92 billion and $12.99 billion, respectively.

Committed funds
 The company has committed cash outflow related to debt and operating lease agreements and capital expenditures. Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are expected to be:

(Millions of dollars)

2002	2003	2004	2005	2006	After 2006	Total

$210	$181	$146	$106	$91	$340	$1,074

The aggregate amounts of maturities of long-term debt as of September 30, including that due within one year and classified as current, are expected to be:

	(Millions of dollars)

	2002	2003	2004	2005	2006	After 2006	Total

Machinery and Engines	$267	$47	$20	$238	$202	$2,903	$3,677
Financial Products	3,036	1,127	2,599	1,463	2,791	1,045	12,061

Total	$3,303	$1,174	$2,619	$1,701	$2,993	$3,948	$15,738

We had commitments for the purchase of construction or capital assets of approximately $236 million at September 30, 2002.

We did not have contingent liabilities with more than a remote chance of occurrence at September 30, 2002.

Pension Funding
 Due to continued poor performance of the equity markets, the value of our pension fund assets has declined during 2002. SFAS 87 requires recognition of an Additional Minimum Liability if the market value of plan assets is less than the accumulated benefit obligation at the end of the plan year. Based on quarter-end plan asset values, we would be required to increase the Additional Minimum Liability by approximately $2.8 billion at December 31, 2002. This would result in a decrease in Accumulated Other Comprehensive Income (a component of Shareholders' Equity on the Statement of Financial Position) of approximately $1.8 billion after-tax. These amounts fluctuate and have increased from those disclosed in the second quarter Form 10-Q as a result of further deterioration in the equity markets and, due to a change in the expected funded status of certain U.S. Plans, the SFAS 87 requirement to offset the $1.0 billion prepaid asset position with an Additional Minimum Liability. Final determination will only be known at the end of the plan year, which is November 30, 2002. The company has adequate liquidity resources to fund plans, as it deems necessary.

Machinery and Engines
 Operating cash flow was $891 million through the third quarter of 2002, compared with $946 million for the same period a year ago. This slight decrease was primarily due to lower profit, partially offset by a decrease in working capital requirements during the nine months ended September 30, 2002 compared to the same period a year ago.

Capital expenditures, excluding equipment leased to others, during the nine months ended September 30, 2002 were $473 million compared with $668 million for the same period a year ago. Our debt to debt plus equity ratio as of September 30, 2002 was 38%.

Financial Products
 Operating cash flow was $453 million through the third quarter 2002, compared with $578 million for the same period a year ago. The decrease is primarily due to increased working capital requirements and lower profit during 2002. Cash used to purchase equipment leased to others was $762 million during 2002. In addition, net cash used for finance receivables was $676 million for 2002, compared to $768 million for 2001. At September 30, 2002, finance receivables past due over 30 days were 4.2%, compared with 3.4% at the end of the same period one year ago.

Financial Products' debt at September 30, 2002 was comprised of $10.16 billion of medium term notes, $3.48 billion of commercial paper, $224 million of notes payable to Caterpillar, and $377 million of notes payable to banks and others. Financial Products was in compliance with all debt covenants at September 30, 2002.

C.  Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests and reserves for warranty, product liability and insurance losses, postemployment benefits, post-sale discounts, credit losses and certain nonrecurring costs. We use the following methods and assumptions in determining our estimates:

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

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment (Millions of Dollars)

	(unaudited)

	Three months ended		Nine months ended

	Sep 30, 2002	Sep 30, 2001	Sep 30, 2002	Sep 30, 2001

North American Geographic Region	$2,404	$2,562	$7,108	$8,027
Engine sales included in the Power Products segment	(873)	(888)	(2,233)	(2,647)
Company owned dealer sales included in the All Other segment	(92)	(99)	(258)	(328)
Certain governmental sales included in the All Other segment	(82)	(63)	(207)	(155)
Other*	(66)	(66)	(206)	(195)

North American Marketing external sales	$1,291	$1,446	$4,204	$4,702

EAME Geographic Region	$1,332	$1,230	$3,712	$3,743
Power Products sales not included in the EAME Marketing segment	(435)	(427)	(1,181)	(1,234)
Other*	(173)	(112)	(478)	(374)

EAME Marketing external sales	$724	$691	$2,053	$2,135

Latin America Geographic Region	$373	$392	$1,142	$1,069
Power Products sales not included in the Latin America Marketing segment	(158)	(58)	(409)	(126)
Other*	72	23	209	87

Latin America Marketing external sales	$287	$357	$942	$1,030

Asia Pacific Geographic Region	$591	$515	$1,697	$1,453
Power Products sales not included in the Asia/Pacific Marketing segment	(123)	(109)	(386)	(246)
Other*	(51)	(65)	(141)	(192)

Asia Pacific Marketing external sales	$417	$341	$1,170	$1,015

*Represents primarily external sales of the Construction & Mining Products and the All Other segments.

D. Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our Third-Quarter 2002 Form 10-Q are forward looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the Company and the markets it serves.

World Economic Factors
Our current outlook calls for the continuation of moderate growth in the U.S. economy in the fourth quarter of 2002. Our outlook assumes that the events of September 11, 2001 and the resulting impact on the economy were a one-time event and that there will be no further events of this magnitude. If, however, there are other significant shocks or sequence of shocks, financial, economic or acts of war and/or political terror, there could be a more protracted negative impact on consumer spending, housing starts, and capital spending which would negatively impact company results.

After a strong first quarter, followed by more moderate growth in the second and third quarters, U.S. GDP growth is expected to continue at moderate rates in the fourth quarter of 2002. Should recent interest rate and tax reductions fail to sustain growth in the U.S. economy as expected, leading to renewed economic weakness, then sales of machines and engines may be lower than expected in the fourth quarter of 2002. The outlook also projects that economic growth in the fourth quarter of 2002 will continue in Asia/Pacific, Europe, Africa & Middle East and Latin America. If, for any reason, these projected growth rates do not occur, sales would likely be lower than anticipated in the affected region. Persistent weakness in the construction sector in Japan is leading to lower machine sales in the Japanese market. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result. Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies.

In particular, our outlook assumes that Europe, the United Kingdom and Canada implement and commit to maintain economic stimulus measures and that the Japanese government remains committed to stimulating their economic recovery with appropriate monetary and fiscal policies. The outlook also assumes that the Brazilian government follows through with promised fiscal and structural reforms; that there is an orderly democratic transition in Brazilian elections, and that the Argentina crisis is confined to only Argentina, and does not spill over to negatively impact growth prospects in neighboring countries. If negative spillover effects become amplified, this could result in greater regional economic and financial uncertainty and weaker regional growth. Our outlook for the remaining months of 2002 also assumes that currency and stock markets remain relatively stable, and that average world oil prices fluctuate in a range of $22 to $29 a barrel. If commodity and/or currency markets experience a significant increase in volatility, and/or stock markets show further weakness, uncertainty would increase, both of which would result in slower economic growth, lower sales and potential impairment of investments. In addition, an eruption of political violence in the Middle East or a war with Iraq could lead to oil supply disruptions and persistent upward pressure on oil prices. In this case business and consumer confidence would fall and inflation pressures would move up leading to slower world economic growth and lower company sales.

The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken company sales.

Commodity Prices
The outlook for our sales also depends on commodity prices. Industrial metal prices improved in the first nine months of 2002, but further gains are required before we see gains in production and a positive impact on equipment sales. As a result, machine sales to the industrial metals industry have been delayed and further delays could happen in the final months of 2002. Oil prices declined, as expected, from an average of about $30 to $32 a barrel in 2000 to an average of $25 to $30 a barrel in 2001. We are expecting an average price of $22 to $29 a barrel in 2002. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices (oil, oil sands, coal and natural gas) are expected to be down moderately in 2002.

Extended weakness in world economic growth could lead to sharp declines in commodity prices and lower than expected sales to the industrial metals and agriculture sectors.

Monetary and Fiscal Policies
For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. In the United States, the Federal Reserve moved aggressively to reduce interest rates in 2001. Rates were maintained at a low level in 2002, and we expect further modest reductions before the end of 2002. These actions, together with federal tax cuts, are expected to lead to a sustained recovery in U.S. growth in the fourth quarter of 2002. In Europe, the European Central Bank reduced interest rates in 2001, and growth in Europe is expected to improve in the last quarter of 2002. However, recent currency movements leading to a stronger euro may dampen European growth prospects in the fourth quarter of 2002 and this would cause machine sales to be lower than expected.

In general, higher than expected interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for higher year over year U.S. growth in 2002. This is expected to lead to about flat industry sales levels in the fourth quarter of 2002. If, for whatever reason, there was a setback leading to weak or negative growth in the fourth quarter of 2002 then demand for company products could fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors
Political factors in the U.S. and abroad have a major impact on global companies. In 2001, the U.S. Congress enacted a tax cut with the first reductions effective in the third and fourth quarters of 2001 and with additional benefits in 2002, which is having and should continue to have a positive impact on the U.S. economy. The Company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are a number of significant political developments in Latin America, Asia, Europe, and Africa/Middle East which are expected to take place in the fourth quarter of 2002 that could affect U.S. trade policies and/or de-stabilize local market conditions leading to lower company sales. In particular, a recent escalation of political uncertainty in Brazil is contributing to a decline in business confidence and reduced capital investment intentions.

In addition, significant political and economic instability persists in Argentina, Venezuela, the Middle East and Indonesia. Our outlook assumes that the effects of instability in Argentina and Venezuela will be confined to those countries and not spread to other countries in the region. Our outlook also assumes that stability will ultimately be restored in Argentina and Venezuela through democratic means. If, however, the instability persists, worsens or spreads to other countries in the region, it could materially impact company sales into Argentina, Venezuela and other countries in the region. In addition, our outlook assumes that the recent escalation of the conflict in the Middle East does not deteriorate further into a significant armed conflict. In addition, we assume that recent terrorist incidents in Indonesia do not lead to a major, persistent escalation of political and economic uncertainty in that country.

Currency Fluctuations
Currency fluctuations are also an unknown for global companies. The Company has facilities in major sales areas throughout the world and significant costs and revenues in most major currencies. This diversification greatly reduces the overall impact of currency movements on results. However, if the U.S. dollar strengthens suddenly against foreign currencies, the conversion of net non-U.S. dollar proceeds to U.S. dollars would somewhat adversely impact the Company's results. Since the Company's largest manufacturing presence is in the U.S., any unexpected upward pressure on the U.S. dollar versus key overseas currencies could have an unfavorable impact on our global competitiveness.

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

Other Factors
The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the Company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects for highways underway. In 2000 and 2001, there was a material increase in the volume of highway construction contracts, which had a positive impact on sales of certain types of equipment, and the company expects higher highway construction activity in 2002. In the first nine months of 2002 contracts let for highways, streets and bridges were about flat. Due to a sharp increase in obligations of federal highway funding at the end of the 2001/2002 fiscal year, highway contracts let are expected to pick up in the final three months of 2002. A bill approving federal funding for highways, streets, bridges, airports, etc. in the final quarter of 2002 has been delayed. However, the baseline outlook assumes that a new transportation appropriations bill is passed before the end of 2002 that maintains funding levels. If funding is reduced, sales could be negatively impacted. Furthermore, if infrastructure spending plans are reduced by Federal and/or state governments due to budget constraints, machine sales would be lower in the fourth quarter of 2002 than current projections.

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency ("EPA"), the Company is required to meet certain emission standards by October 2002. The Consent Decree provides, however, for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties on those engines. The EPA has set new levels for these non-conformance penalties. Our outlook assumes that complying with the Consent Decree, and related volatility in on-highway truck engine demand, will not materially impact our results. If, however, these penalties are higher than anticipated, our profit could be negatively impacted.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

Non-U.S. Employee Stock Purchase Plans
 We have twenty-five employee stock purchase plans administered outside the United States for our foreign employees. As of September 30, 2002, those plans had approximately 8,834 participants in the aggregate. During the third quarter of 2002, approximately 27,121 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
99.1

Certification of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	4	Second Amended and Restated Rights Agreement dated October 18, 2002 between Caterpillar Inc. and Mellon Investor Services LLC.
(b)

During the quarter ended September 30, 2002, reports on Form 8-K were filed pursuant to Item 5 on July 16 (2) and August 14, 2002. Additional reports on Form 8-K were filed on October 10, October 11, October 15, October 16 (2), and November 8 (2), 2002 pursuant to Item 5. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.
November 12, 2002	/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer
(Glen A. Barton)

November 12, 2002	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)

November 12, 2002	/s/ James B. Buda	Secretary
(James B. Buda)

CERTIFICATIONS
I, Glen A. Barton, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Caterpillar Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer
(Glen A. Barton)

I, F. Lynn McPheeters, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Caterpillar Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002	/s/ F. Lynn McPheeters	Chief Financial Officer
(F. Lynn McPheeters)