Form 10-K/A
period 2001-12-31
CATERPILLAR INC
filed 2003-01-21
CIK 18230

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

Documents Incorporated by Reference
 None

The registrant hereby amends its' Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 to include signature pages for the previously filed Form 10-K/A and to include signature pages for the following previously filed exhibits: 11-K filings for the Company's Foreign Service Employees' Stock Purchase Plan (Exhibit 99.1), Employees' Investment Plan (Exhibit 99.2), Solar Turbines Incorporated Savings and Investment Plan (Exhibit 99.3), and Tax Deferred Savings Plan (Exhibit 99.4). The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 is also provided.

PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(c) Exhibits:
99.1	Form 11-K for Foreign Service Employees' Stock Purchase Plan.
99.2	Form 11-K for Employees' Investment Plan.
99.3	Form 11-K for Savings and Investment Plan.
99.4	Form 11-K for Tax Deferred Savings Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
January 21, 2003	By:	/s/ James B. Buda
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

January 21, 2003	/s/ Glen A. Barton	Chairman of the Board, Director and Chief Executive Officer
January 21, 2003	/s/ Vito H. Baumgartner	Group President
January 21, 2003	/s/ Douglas R. Oberhelman	Group President
January 21, 2003	/s/ James W. Owens	Group President
January 21, 2003	/s/ Gerald L. Shaheen	Group President
January 21, 2003	/s/ Richard L. Thompson	Group President
January 21, 2003	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
January 21, 2003	/s/ David B. Burritt	Controller and Chief Accounting Officer

January 21, 2003	/s/ W. Frank Blount	Director
January 21, 2003	/s/ John R. Brazil	Director
January 21, 2003	/s/ John T. Dillon	Director
January 21, 2003	/s/ Eugene V. Fife	Director
January 21, 2003	/s/ Juan Gallardo	Director
January 21, 2003	/s/ David R. Goode	Director
January 21, 2003	/s/ Peter A. Magowan	Director
January 21, 2003	/s/ William A. Osborn	Director
January 21, 2003	/s/ Gordon R. Parker	Director
January 21, 2003	/s/ Charles D. Powell	Director
January 21, 2003	/s/ Joshua I. Smith	Director

CERTIFICATIONS
I, Glen A. Barton, certify that:
1.	I have reviewed this amended annual report on Form 10-K of Caterpillar Inc.;
2.

Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and
	c)	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 21, 2003		/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer
(Glen A. Barton)

I, F. Lynn McPheeters, certify that:
1.	I have reviewed this amended annual report on Form 10-K of Caterpillar Inc.;
2.

Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and
	c)	presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.

The registrant's other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

January 21, 2003		/s/ F. Lynn McPheeters	Chief Financial Officer
(F. Lynn McPheeters)