Form 10-K
period 2002-12-31
CATERPILLAR INC
filed 2003-03-31
CIK 18230

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 1-768
CATERPILLAR INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)
1-768 (Commission File Number)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant's telephone number, including area code: (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
Preferred Stock Purchase Rights	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
9% Debentures due April 15, 2006	New York Stock Exchange
6% Debentures due May 1, 2007	New York Stock Exchange
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓   ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

As of December 31, 2002, there were 344,255,067 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $15,566,956,689.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [✓   ] No [    ]

Documents Incorporated by Reference
Portions of the documents listed below have been incorporated by reference into the indicated parts of this
Form 10-K, as specified in the responses to the item numbers involved.

  2003 Annual Meeting Proxy Statement (Proxy Statement) - Part III
  Annual Report to Security Holders filed as an appendix to the
  2003 Annual Meeting Proxy Statement (Appendix) - Parts I, II, and IV

TABLE OF CONTENTS
Part I	Item 1.	Business
	Item 1a.	Executive Officers of the Registrant as of December 31, 2002
	Item 2.	Properties
	Item 3.	Legal Proceedings

Part II	Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters
	Item 6.	Selected Financial Data
	Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
	Item 7a.	Quantitative and Qualitative Disclosures About Market Risk
	Item 8.	Financial Statements and Supplementary Data

Part III	Item 10.	Directors and Executive Officers of the Registrant
	Item 11.	Executive Compensation
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
	Item 13.	Certain Relationships and Related Transactions

Part IV	Item 14.	Controls and Procedures
	Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

 Item 1. Business.
 Principal Lines of Business / Nature of Operations
Caterpillar operates in three principal lines of business:

  Machinery - design, manufacture and marketing of construction, mining, agricultural and forestry machinery - track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, mining shovels, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders and related parts.
  Engines - design, manufacture and marketing of engines for Caterpillar Machinery, electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts. Reciprocating engines meet power needs ranging from 5 to over 22,000 horsepower (4 to over 16 200 kilowatts). Turbines range from 1,600 to 19,500 horsepower (1 000 to 14 500 kilowatts).
  Financial Products - financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. This line of business consists primarily of Caterpillar Financial Services Corporation and Caterpillar Insurance Holdings, Inc. and their subsidiaries.

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into eight operating segments for financial reporting purposes. Information about our operating segments, including geographic information, is incorporated by reference from Note 22 "Segment information" of the Notes to Consolidated Financial Statements on pages A-22 through A-27 of the Appendix.

Company Strengths
 Caterpillar is the leader in construction and mining equipment, diesel and natural gas engines and industrial gas turbines in our size range. Annual sales and revenues top $20 billion, making Caterpillar the largest manufacturer in its industry. Caterpillar is also a leading U.S. exporter, with more than half of its sales outside the United States. Through its global network of independent dealers, Caterpillar builds long-term relationships with customers around the world. For over 75 years, the Caterpillar name has been associated with the highest level of quality products and services.

Competitive Environment
 Caterpillar products and product support services are sold worldwide into a variety of highly competitive markets. In all markets, we compete on the basis of product performance, customer service, quality and price. From time to time, the intensity of competition results in price discounting in a particular industry or region. Such price discounting puts pressure on margins and can negatively impact operating profit.

Outside of the United States, certain competitors enjoy competitive advantages inherent to operating in their home countries.

Machinery

Caterpillar machinery competitors include John Deere in the Americas, and Komatsu, Hitachi Construction Machinery, Terex Corporation, Volvo Construction Machinery, JCB, CNH, and Ingersoll Rand globally. These competitors manufacture a wide range of earthmoving, construction, and mining machines that compete across all lines of Caterpillar business. The industry has been characterized by industry consolidation and overcapacity resulting in fierce competition and deteriorating financial performance.

During 2002, all competitors were faced with declining or shrunken markets, and continued intense price competition. Japan-based competitors continued to focus on cost reduction, manufacturing efficiency, and improved global marketing. Certain global competitors based in the United States and Europe continued with acquisitions or added new product lines - strengthening their competitive positions. However, most competitors slowed or revised their competitive strategies in the face of falling sales and eroded profitability.

Joint development and acquisition programs for components and purchased-finished material continued with certain competitors, aimed primarily at reducing manufacturing costs without sacrificing competitive differentiation.

Industry consolidation continued, as large international competitors integrated acquisitions and refined operations.

Most competitors experienced continued severe pressure on distribution systems, exacerbating pressure on financial results. Marketplace confusion continues as certain European and Asian competitors seek to manage the results of changing alliances. However, competitive focus remains on meeting volume requirements - especially for Asian competitors - at the expense of profitability.

Continuing excess capacity meant a continued global environment of intense competition for the available customers and deals. In addition, increasingly well-informed customers have high expectations for product performance and support services, with little willingness to allow higher transaction prices.

Japanese government policies and revised public works plans initiated during 2001 continued to reduce domestic demand and put pressure on Japanese manufacturers and their partners to find replacement demand.

Increasing business in China for traditional products, and the introduction of new products, substantially benefited all competitors - and especially benefited certain Japanese competitors that needed to replace declining Japanese demand with new markets.

Engines

Caterpillar operates in a very competitive engine/turbine manufacturing and packaging environment. The company manufactures diesel, heavy fuel and natural gas engines for the on- and off-highway markets, and industrial turbines for the oil & gas and power generation applications. In North America, on-highway diesel engine competitors include Cummins Inc., Volvo Group AB, Mack Trucks, Inc. (part of Volvo), Detroit Diesel Corporation (part of DaimlerChrysler Corporation) and Navistar International Corporation. Overseas on-highway diesel engine competitors include Mercedes Benz (part of DaimlerChrysler Corporation), Volvo, Mitsubishi Heavy Industries, Scania, MAN B&W, Iveco Diesel Engines, Isuzu Motors, Ltd., Hino Motors and MWM Brazil.

North America off-highway diesel and natural gas engine/turbine competitors include Cummins Inc., John Deere Power Systems, Ford Power Products, GE, and Waukesha. Overseas off-highway diesel, natural gas and heavy-fuel engine/turbine competitors include Wartsila NSD, MAN B&W, MTU Friedrichshafen (part of DaimlerChrysler), Volvo Penta (part of Volvo), Mitsubishi Heavy Industries, Deutz, Jenbacher, Kubota, Isuzu, Kawasaki Heavy Industries and Alstom.

Electric power packaging and other engine/turbine-related packaging business remained fragmented. North American packagers include GE, Cummins, Kohler, Katolight, Generac, Multiquip, Detroit Diesel, Stuart & Stevenson, Hanover, and other regional packagers. Overseas packagers include Alstom, Rolls Royce, Wartsila NSD, MAN B&W, Jenbacher, SDMO, Himoinsa, Mitsubishi Heavy Industries, Daewoo, Denyo, Atlas Copco, Kawasaki Heavy Industries and many other local and regional packagers dispersed around the world. These packagers leveraged engine/turbine over-capacity and off-the-shelf technology to expand operations and product lines, and to enter new markets. They also used flexible/global sourcing and flexible distribution channels to reach new customers, maximize volumes and keep costs down.

Competitors formed or continued joint ventures and partnerships in an effort to share development costs, secure customer bases, reach new markets, and/or leverage core competencies. In addition, component suppliers such as Delphi Automotive Systems, Bosch GmbH, Denso, and Stanadyne Automotive played more visible roles as technology drivers, partners, and key suppliers to the engine business.

Competitors in North America introduced new on-highway truck diesel engines utilizing cooled exhaust re-circulation technology to meet lower emission standards mandated pursuant to a United States Environmental Protection Agency (EPA) consent decree which required the company and other engine manufacturers to meet certain emission standards by October 2002. The industry continues to invest in new technology to meet emission deadlines in North America, Europe, and Asia.

Caterpillar's competitive position in the diesel engine line of business continued to strengthen in 2002. Prior to the implementation of the consent decree in October 2002, Caterpillar's share of industry sales of heavy-duty engines increased 5% in 2002. This improvement is continuing. Similar results are occurring with our mid-range product. We believe this is occurring because the consent decree motivated most of our competitors to accelerate their production of Exhaust Gas Recirculation (EGR) engines in advance of the October 2002 deadline. This new technology had not been previously used or tested and has large amounts of new content. The technology that Caterpillar developed and uses, however, is an outgrowth of existing technology and requires significantly less new content than our competitors' products. We employ a phased introduction of new technology that assures customers of only limited new technology in any given engine model. We have been phasing in the technological components for our Advanced Combustion Emission Reduction Technology (ACERT™) engines since we made the decision to abandon EGR in early 2001. For example, we introduced aftertreatment technology into our medium heavy-duty product in early 2001, one of the four major components used in our ACERT product. Similarly, our October 2002 heavy heavy-duty bridge engines phased in ACERT fuels systems and aftertreatment technology. We believe that this phased in approach has helped our competitive position, as higher new content is recognized to carry a higher risk in new developments. Our view is supported by engine orders received since October 2002.

Moreover, the consent decree lead to our competitors' initiation and announcement of an industry wide emissions-related price increase for engines that comply with the October 2002 deadline. This price increase bolstered Caterpillar's competitive position because it made it economically feasible for us to sell a bridge engine with the associated NCPs as opposed to exiting the market until compliant ACERT engines were certified.

Further, we believe that Caterpillar's development of one technology that can be used for both on-highway and off-highway purposes may give us a further competitive advantage. One competitor has already announced that it will not be using its EGR technology for off-highway. Therefore, this competitor will need to develop new technology for off-highway, while Caterpillar is able to use its on-highway technology for off-highway engines.

We believe that all of our competitors, who are subject to consent decree requirements, have certified at least one engine model as fully compliant with the consent decree requirements, as have we. However, it is our understanding that some competitive engine manufacturers have chosen to reduce the number of engine models for which they are seeking certification. We also understand that at least one other engine manufacturer may seek to sell an engine model subject to NCPs.

Additional information about the consent decree appears in Item 1 of this Form 10-K under "Environmental Matters."

Financial Products

Caterpillar Financial Services Corporation (Cat Financial), incorporated in Delaware, is a wholly owned finance subsidiary of Caterpillar Inc. Cat Financial provides retail financing alternatives for Caterpillar machinery and engines as well as other equipment and marine vessels to customers and dealers around the world and provides wholesale financing to Caterpillar dealers. It has over 20 years of experience in providing financing in these markets, contributing to knowledge of asset values, industry trends, product structuring, and customer needs. Cat Financial emphasizes prompt and responsive service and offers various financing plans to meet customer requirements, increase Caterpillar sales, and generate financing revenue. As of December 31, 2002, Cat Financial had 1,201 employees.

Cat Financial offers various financing plans designed to increase the opportunity for sales of our products and generate financing income for our company. Its activity is conducted primarily in the United States, with additional offices in Asia, Australia, Canada, Europe and Latin America.

Cat Financial's operations are subject to supervision and regulation by state, federal, and various foreign government authorities as well as laws and judicial and administrative decisions imposing requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges, and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession, and other trade practices, (vi) prohibit discrimination in the extension of credit and administration of loans, and (vii) regulate the use and reporting of information related to borrower's credit experience.

Cat Financial's retail financing plans include:

     Investment in finance leases - retail:

  Leases that, for tax purposes, Cat Financial is considered the owner of the equipment, but depending on the characteristics of the lease, are classified as either operating or finance leases for financial reporting purposes (20 percent*).

  Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the contract and that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (16 percent*).

  Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (20 percent*).
  Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

     Retail notes receivable:

  Working capital loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing for other business needs (26 percent*).

Wholesale financing plans (17 percent*) include wholesale notes receivable and investment in finance leases that are secured by the assets of the dealers.

* Indicates the percentage of Cat Financial's total portfolio at December 31, 2002. For more information on the above and Cat Financial's concentration of credit risk, please refer to Note 18 of the Notes to Consolidated Financial Statements on pages A-20 through A-21 of the Appendix.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial's main competitors include Citibank, GECC, CIT Group, John Deere Capital Corporation, Case New Holland Credit, JCB Credit, and local banks. The sluggish economy in 2002 created a highly competitive environment for sales. Competitive manufacturers used below-market interest rate programs (subsidized by the manufacturer) to assist machine sales. Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

Cat Financial is largely dependent upon Caterpillar dealers' ability to sell equipment and customers' willingness to enter into financing or leasing agreements with it. It is also affected by the availability of funds from its financing sources and general economic conditions such as inflation and market interest rates.

Cat Financial has a "match funding" objective whereby, within specified boundaries, the interest rate profile (fixed rate or floating rate) of their debt portfolio largely matches the interest rate profile of their receivable, or asset, portfolio. In connection with that objective, Cat Financial uses interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the risk of deteriorating margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. Cat Financial also uses these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt. For more information regarding match funding, please see Note 2 of Notes to Consolidated Financial Statements.

In managing foreign currency risk for Cat Financial's operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contract to offset the risk of currency mismatch between our receivable and debt portfolio.

Cat Financial provides financing only when acceptable criteria are met. Credit decisions are based on, among other things, the customer's credit history, financial strength, and intended use of equipment. Cat Financial typically maintains a security interest in retail financed equipment and requires physical damage insurance coverage on financed equipment.

Cat Financial finances a significant portion of Caterpillar dealers' sales, especially in North America. Cat Financial's competitive position is improved by marketing programs, subsidized by Caterpillar and/or Caterpillar dealers, which allow it to offer below-market interest rates. Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing.

Caterpillar Insurance Company, a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance. The insurance company is licensed to conduct Property and Casualty Insurance business in forty-six states and the District of Columbia, and as such, is regulated in those jurisdictions as well. As the state of Missouri acts as the lead regulatory authority, it monitors the financial status to ensure that the company is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.

Caterpillar Insurance Company Ltd., a wholly owned subsidiary of Caterpillar Insurance Holdings Inc. is a reinsurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority. The company is a Class 2 insurer (as defined by the Bermuda Insurance Amendment Act of 1995), which primarily insures affiliates and as such the Bermuda Monetary Authority requires an Annual Financial Filing for purposes of monitoring compliance with solvency requirements.

Cat Insurance provides protection for claims under the following programs:

  Extended service contracts (parts and labor) offered by third party dealers to purchasers of eligible categories of machines and engines manufactured by Caterpillar.

  Reinsurance for the worldwide cargo risks of Caterpillar products.

  Reinsurance for the risks of physical damage to equipment manufactured by Caterpillar, which is leased, rented, or sold by third party dealers.

Transaction processing time and the supporting technologies continue to drive us in our efforts to respond quickly to customers, improve internal processing efficiencies and reduce cost. Our web-based Cat FinancExpressSM transaction processing and information tool currently available in the U.S. and France gives us a competitive advantage. FinancExpress collects information on-line to provide finance quotes, credit decisions, and print documents, all in a very short time frame.

Other information about our operations in 2002 and outlook for 2003, including risks associated with foreign operations appears in Item 7 of this Form 10-K.

Business Developments in 2002
 Due to some of the weakest markets in a decade, geopolitical uncertainty and a sluggish global economic recovery, the company focus in 2002 was on achieving breakthroughs in cost reduction, quality and process improvement with respect to its core products and there was no one particular event, new product, agreement or development that individually or in the aggregate had a material impact on our financial performance.

Unusual Charges
 Information regarding unusual charges is incorporated by reference from Note 24 "Unusual charges" of the Notes to Consolidated Financial Statements on page A-27 of the Appendix.

Backlog Orders
 The dollar amount of backlog believed to be firm was approximately $2.90 billion and $3.05 billion at December 31, 2002 and December 31, 2001, respectively. Of the total backlog, approximately $310 million and $350 million at December 31, 2002 and December 31, 2001, respectively, was not expected to be filled in the following year. Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

Dealers
 Machines are distributed principally through a worldwide organization of dealers (dealer network), 59 located in the United States and 156 located outside the United States. Worldwide, these dealers serve 180 countries and operate 2,888 places of business, including 1,276 dealer rental outlets. Reciprocating engines are sold principally through the worldwide dealer organization and to other manufacturers for use in products manufactured by them. Some of the reciprocating engines manufactured by Perkins are also sold through their worldwide network of 164 distributors located in 140 countries. Some of the electric power generations systems manufactured by FG Wilson are sold through their worldwide network of 250 dealers located in 170 countries. Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are our dealers' principal business. Turbines and large marine reciprocating engines are sold through sales forces employed by Solar and MaK, respectively. Occasionally, these employees are assisted by independent sales representatives.

The company's relationship with each independent dealer within the dealer network is memorialized in a standard sales and service agreement. Pursuant to this agreement, the company grants the dealer the right to purchase its products and to sell the products in a specified geographic region. Dealer prices are established by the company after receiving input from dealers on transactional pricing in the marketplace. The company also agrees to defend the company's intellectual property and to provide warranty and technical support to the dealer. The agreement further grants the dealer a non-exclusive license to the company's trademarks, service marks and brand names.

In exchange for these rights, the agreement obligates the dealer to develop and promote the sale of the company's products to current and prospective customers in the dealer's region. Each dealer specifically agrees to employ adequate sales and support personnel to market, sell and promote the company's products, demonstrate and exhibit the products, perform the company's product improvement programs, inform the company concerning any features that might affect the safe operation of any of the company's products and maintain detailed books and records of the dealer's financial condition, sales and inventories and make these books and records available at the company's reasonable request.

These sales and service agreements are terminable at will by either party upon 90 days written notice and terminate automatically if the dealer files for bankruptcy protection or upon the occurrence of comparable action seeking protection from creditors.

Patents and Trademarks
 Our products are sold primarily under the brands "Caterpillar," "Cat," design versions of "Cat" and "Caterpillar," "Solar," "MaK," "Perkins," "FG Wilson" and "Olympian." We own a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development
 We have always placed strong emphasis on product-oriented research and engineering relating to the development of new or improved machines, engines and major components. In 2002, 2001, and 2000, we spent $854 million, $898 million, and $854 million, respectively, on our research and engineering programs. Of these amounts, $656 million in 2002, $696 million in 2001, and $649 million in 2000 were attributable to new prime products, major component development and major improvements to existing products. The remainders were attributable to engineering costs incurred during the early production phase as well as ongoing efforts to improve existing products.

Employment
 At December 31, 2002, we employed 68,990 persons of whom 32,527 were located outside the United States.

In the U.S., other than a few extremely narrow exceptions, Caterpillar employees are at will employees and, therefore, are not subject to any kind of employment contract or agreement. At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specified pay and other benefits. The only other agreements or contracts we have that apply to employees are collective bargaining agreements that apply to hourly employees who are members of the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), the International Association of Machinists (IAM) or other union organizations, which have varying expiration dates. We also have employees, particularly employees who deal with proprietary or other confidential information, sign confidentiality agreements. Agreements with employees are important to Caterpillar, and are given a great deal of attention, particularly at the time of union bargaining for collective bargaining agreements, but they have no appreciable impact on Caterpillar's overall business.

As of December 31, 2002, the UAW represented approximately 8,700 Caterpillar employees under a six-year central labor agreement that will expire April 1, 2004; the IAM represented approximately 2,300 employees under labor contracts that expire on October 30, 2004, December 5, 2004, April 30, 2005 and May 29, 2005. Based on our historical experience during periods when labor unrest or work stoppage by union employees has occurred, we do not expect the occurrence of such events, if any, arising in connection with the expiration of these agreements will have a material impact on our operations or results.

Outside the U.S., the company enters standard employment contracts in those countries in which such contracts are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales
 Sales outside the United States were 55% of consolidated sales for 2002, 51% for 2001, and 50% for 2000.

Environmental Matters
 The company is regulated by federal, state, and international environmental laws governing our use of substances and control of emissions in all our operations. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings, or competitive position.

We are cleaning up hazardous waste at a number of locations, often with other companies, pursuant to federal and state laws. When it is likely we will pay clean-up costs at a site and those costs can be estimated, the costs are charged against our earnings. In doing that estimate, we do not consider amounts expected to be recovered from insurance companies and others.

The amount accrued for environmental clean-up is not material and is included in "Accrued expenses" in Statement 3 of the Appendix. If a range of liability estimates is available on a particular site, we accrue the lower end of that range.

We cannot estimate costs on sites in the very early stages of clean-up. Currently, we have five sites in the very early stages of clean-up, and there is no more than a remote chance that a material amount for clean-up will be required.

Pursuant to a consent decree Caterpillar entered with the United States Environmental Protection Agency (EPA), the company was required to meet certain emission standards by October 2002. The decree provides that if the manufacturers were unable to meet the standards at that time they would be required to pay a non-conformance penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. The company began shipping lower emission engines in October 2002 as a bridge until fully compliant Advanced Combustion Emission Reduction Technology (ACERT) engines are introduced in 2003.

The consent decree also provided the ability to "bank" emissions credits prior to October 2002 that could be used to offset non-conforming engines produced after January 1, 2003. That is, if a company was able to produce and sell engines that were below the applicable standard prior to October 2002, then the company could apply the emission credits created by those engines to engines produced after January 1, 2003 that do not meet the consent decree standard. For example, an engine produced and sold prior to October 2002 that produced 3.5 grams of NOx as compared to 4.0 gram standard would create a 0.5 gram credit. This credit would be "banked" to be used to offset the NOx deficiency of an engine produced after January 1, 2003 that did not meet the consent decree standard. Given this scenario, a company could produce and sell a 3.0 gram engine in 2003 without paying an NCP even though the engine exceeds the 2.5 gram standard. Caterpillar has a legal right, as described in the consent decree, to use its banked credits as offsets against NCPs for non-compliant engines produced after December 31, 2002. The EPA has approved the process by which the credits are calculated.

We produced and sold 70,399 medium heavy-duty engines prior to October 2002 that yielded emissions below the applicable standard for that period, resulting in 20,987.8 Mg of medium heavy-duty banked credits. We expect to produce approximately 26,800 non-conforming medium heavy-duty engines after January 1, 2003, but we do not expect to pay any NCPs on these medium-duty engines in 2003 due to our banked credits. We produced and sold 958 heavy-duty engines in 2002 resulting in 1,230.2 Mg of heavy-duty banked credits. Of the approximately 25,800 non-conforming heavy-duty engines we expect to build after January 1, 2003, these banked credits are expected to offset the NCPs on approximately 3,000 of these units.

We began production of medium heavy-duty ACERT engines complying with the EPA emissions standards in early 2003. Caterpillar received certification from the EPA in January 2003 for the C9 diesel engine, the first of our new engines equipped with ACERT Technology. We began shipping of the C9 -- which was certified to the more stringent Transit Bus standards - in March. We received certification for our second ACERT equipped model, the C7 in March and this engine will be in production in June of 2003.

We anticipate that our heavy heavy-duty models -- the C13 and C15 (the ACERT versions of the current C-12 and C-15, respectively) -- will be in full production by October and the C11 (the ACERT version of the current C-10) will be in full production by December after the EPA has certified each engine. As a result, we do not anticipate paying NCPs beyond 2003.

The certification process is described in the consent decree and the regulations, and includes the following:

  The durability of the engine is established through testing to determine if the engine emissions change with time. An emissions deterioration factor is determined that represents the amount of emission deterioration that would be expected over the useful life of the engine.

  An emission data engine is tested according to the regulations. Emission levels are determined on various steady state and transient tests.

  The results from the two tests are submitted to the EPA in a certification application as proof that the engine meets the requirements along with additional information and a request that a certificate be granted.

  The EPA reviews the application and if all the regulatory requirements are met, a certificate is issued.

  If the engine exceeds the standard, the EPA issues a certificate for either a banked or an NCP engine. The NCP engine certificate requires Production Compliance Auditing (PCA) testing.

After receipt of the EPA certificate manufacturing and shipment of the certified engines can begin. Each engine is labeled to indicate that it is certified.

Our expense for NCPs was $40 million in 2002. This amount was based on levels that we believed the engines would perform when tested. For 2002, we paid NCPs on 6,195 heavy-duty units and 7,198 medium heavy-duty units, and in 2003 we estimate we will pay NCPs on 22,858 heavy-duty units. The actual NCP amount will not be known until final testing with the EPA is completed with all models during 2003. Our estimates of the NCP amounts are based on our knowledge of how each of the engine models is expected to perform in PCA testing. Caterpillar can make fairly accurate predictions of the emissions profiles of its engines due to its engineering knowledge, development process, and prior testing of its engines during development. PCA testing on medium heavy-duty engines has now been completed; PCA testing on heavy heavy-duty engines is on going. Therefore, while PCA testing has not been concluded, we are confident that our NCP and credit-consumption estimates will be fairly accurate.

Aside from $142 million in customary research and development expenses, emissions standard changes negatively impacted our 2002 financial results by $24 million ($17 million after tax or about 5 cents per share) as NCPs ($40 million pre-tax), product cost increases and ramp-up production costs ($4 million pre-tax) were partially offset by price increases for these engines ($20 million pre-tax). We recorded the $40 million for NCPs when the bridge engines were produced, and either have paid or will pay the EPA from an escrow account no later than 30 days after PCA testing on an engine class is complete. For example, on January 31, 2003, Caterpillar deposited $41.4 million (the recorded $40 million based on our estimates plus an additional $1.4 million following the completion of PCA testing) with an escrow agent for estimated NCPs related to fourth quarter 2002 bridge engine production. This included $17 million for medium heavy-duty engine models and $24.4 million for heavy-duty engine models. After completion of EPA testing of "high horsepower" medium heavy-duty engines, on March 11, 2003 Caterpillar released $8 million from the escrow account to the EPA. After completion of testing of the remaining medium heavy-duty engine models, on March 25, 2003 Caterpillar released the remaining $9 million from the medium heavy-duty engine escrow account and paid an additional $900,000 to the EPA because the tested level of NCPs for that engine family was slightly higher per engine than was anticipated at the time of the January 31 escrow deposit.

The following table reflects the 2002 impact of the emission standard changes:
2002 (millions of dollars)
Price (Engines Sold x Price Increase)	$20
Incremental Costs (Cost of Additional Materials)	(4)
NCPs (Engines Sold x Projected NCP per Engine)	(40)

Net Effect Pre-Tax	$(24)
Tax	7

Net Effect After Tax	$(17)

In addition to the above, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects is $21 million, of which $10 million was made in 2002. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

As of December 31, 2002 we expect the net unfavorable impact of emission standard changes in 2003 to be no more than 2002 as we estimate that significantly higher NCPs (approximately $93 million pre-tax), product cost increases and ramp-up production costs (approximately $76 million pre-tax), will be partially offset by price increases for bridge and ACERT engines (approximately $153 million pre-tax). For example, we estimate that we will sell 8,728 C-12 engines in 2003 that will be subject to NCPs. We also estimate that the blended (there are multiple models of the C-12) NCP per engine will be $5,103. Caterpillar is not required to make any payment to the EPA for these engines until PCA testing for the engine model has been completed. However, Caterpillar is required to place an amount equal to its estimated NCPs for that engine model into an escrow account on a quarterly basis. As a result, we will record approximately $93 million for NCPs as the bridge engines are produced and once PCA testing is completed for an engine model, we will pay the EPA the NCPs on these engine sales out of the established escrow accounts on a quarterly basis.

The following table reflects the projected 2003 impact of the emission standard changes:
2003 (millions of dollars)
Price (Bridge or ACERT Price Increase x Projected Engine Sales)	$153
Incremental Costs (Cost of Additional Materials)	(76)
NCPs (Projected NCP per Engine x Projected Engine Sales - banked credits)	(93)

Net Effect Pre-Tax	$(16)
Tax	4

Net Effect After Tax	$(12)

As reflected in this table, our projections for 2003 are subject to assumptions regarding projected NCPs, price increases and volumes. For example, our estimate of NCPs per engine could change from the $3600 average per heavy-duty engine based on the results of on-going EPA testing; this testing could impact both the NCP level per engine and the utilization of banked credits. However, we are able to make fairly accurate predictions of the results of the EPA tests due to our engineering knowledge, development process and internal testing during development. Our net price increase for heavy-duty bridge engines was successfully implemented on October 1, 2002; this increase was competitive with price increases implemented by other engine manufacturers on that date. With the introduction of ACERT engines in 2003, there will be an additional price increase to truck manufacturers that purchase our engines. This increase has been communicated to the truck manufacturers and is based on the additional value that we expect truck owners to receive from ACERT engines compared to our competitors as a result of better fuel economy, less maintenance and greater durability. The ultimate net price increase we are able to achieve for our ACERT engines is dependent upon marketplace acceptance of these engines versus competitive alternatives. While we estimate volume to the best of our ability, industry volume is an issue out of our control.

We will revise our disclosures in future filings accordingly if the actual NCP amount in 2003 vary materially from our projections, if the market unexpectedly will not bear the planned price increase or if our estimated volumes prove to have been materially too conservative or optimistic.

Available Information
 The company files electronically with the Securities and Exchange Commission required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders on Forms 3, 4, and 5 as required by Section 16 of the Securities and Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary. The public may read and copy any materials the company has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC are available free of charge through our Internet site (www.CAT.com/secfilings) as soon as reasonably practicable after filing with the SEC. Additional company information may be obtained as follows:

Current information -

  phone our Information Hotline - 800-228-7717 (U.S. or Canada) or 858-244-2080 (outside U.S. or Canada) to request company publications by mail, listen to a summary of Caterpillar's latest financial results and current outlook, or to request a copy of results by fax or mail request, view, or download materials on-line or register for email alerts at www.CAT.com/materialsrequest

Historical information -

  view/download on-line at www.CAT.com/historical

Item 1a. Executive Officers of the Registrant as of December 31, 2002
Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
Glen A. Barton (63)	Chairman and Chief Executive Officer (1999)	Group President (1990 - 1998) Vice Chairman (1998 - 1999)
Vito H. Baumgartner (62)	Group President (2000)	Chairman, Caterpillar Overseas S.A. (1990-present) Vice President (1990-2000)
Douglas R. Oberhelman (49)	Group President (2001)	Vice President (1995-2001) Chief Financial Officer (1995-1998)
James W. Owens (56)	Group President (1995)
Gerald L. Shaheen (58)	Group President (1998)	Vice President (1995-1998)
Richard L. Thompson (63)	Group President (1995)
Ali M. Bahaj (49)	Vice President (2002)	Director, Division Services, Engine Products Division (1998-2001) Director, Business Development & Consulting Services (2001-2002)
Sidney C. Banwart (57)	Vice President (1998)	General Manager (1995-1998) Chief Information Officer (2001- present)
Michael J. Baunton (51)	Vice President (1998)	Divisional Managing Director, Varity Perkins (1996-1998) President, Perkins Engine Company Limited (1998 - present)
James S. Beard (61)	Vice President (1990)
Richard A. Benson (59)	Vice President (1989)
James B. Buda (55)	Vice President, General Counsel and Secretary (2001)	Associate General Counsel (1996-1999) Associate General Counsel, UK (1999-2001)
Rodney L. Bussell (56)	Vice President (2001)	Manager, Transmission Business Unit (1992-1998) General Manager, Large Engine Products & Fuel Systems Division (1998-2001)
Thomas A. Gales (54)	Vice President (2000)	Sloan Fellow, M.I.T. (1997-1998) Managing Director, Caterpillar France, S.A. (1998-2000)
Stephen A. Gosselin (45)	Vice President (2002)
  Special Assignment, Distribution Team (1997-1998)
  Regional Engine Manager, Engine Products Division
  (1998-1999)
  North American Distribution Manager, Engine Products Division (1999-2000)
  Regional Manager, North American Commercial Division (2000-2002)

Donald M. Ings (54)	Vice President (1993)	President, Solar Turbines Incorporated (1993-1998)
Richard P. Lavin (50)	Vice President (2001)	Product Manager, Track-Type Tractors Division (1996-1998) Director, Corporate Human Relations (1998-1999) Director, Compensation & Benefits (1999-2001)
Stuart L. Levenick (49)	Vice President (2000)	Regional Manager, Caterpillar Asia Pte. Ltd. (1995-1998) General Manager, Commonwealth of Independent States (1998-2000) Chairman, Shin Caterpillar Mitsubishi Ltd. (2000 - present)
Robert R. Macier (54)	Vice President (1998)	Business Unit Manager (1994-1998)
Page 12
David A. McKie* (58)	Vice President (1998)	Managing Director, Caterpillar Belgium S.A. (1995-1998)
F. Lynn McPheeters (60)	Vice President and Chief Financial Officer (1998)	Treasurer (1996-1998)
Daniel M. Murphy (55)	Vice President (1996)
Gerald Palmer (57)	Vice President (1992)
James J. Parker (52)	Vice President (2001)	General Manager, Truck Engine Division (1996-1998) Director, Electric Power (1998-2001)
Edward J. Rapp (45)	Vice President (2000)	Department Manager, Building Construction Products, Caterpillar Overseas S.A. (1995-1998) Regional Manager, Caterpillar Overseas S.A. (1998-2000)
Alan J. Rassi* (62)	Vice President (1992)
Christiano V. Schena (53)	Vice President (2002)
  Managing Director, Caterpillar Brasil Ltda. (1996-2000)
  Managing Director, Caterpillar France S.A. (2000)
  General Manager, EAME Product Development Division (2000-2002)
  Managing Director, Building Construction Products Europe (2002)

William F. Springer (51)	Vice President (2002)	Manager, Hydraulic Excavator Product (1996-1998) President, Caterpillar Logistics (1998-2002)
Gary A. Stroup (53)	Vice President (1992)	President, Solar Turbines Incorporated (1998-present)
Gerard R. Vittecoq (54)	Vice President (2000)	Treasurer, Caterpillar Overseas S.A. (1996-1998) Managing Director, Caterpillar Belgium S.A. (1998-2000)
Sherril K. West (55)	Vice President (1995)
Donald G. Western (54)	Vice President (1995)
Steven H. Wunning (51)	Vice President (1998)	President, Caterpillar Logistics (1994-1998)
Kenneth J. Zika* (55)	Controller (2001)	Manager, Cost Management & Business Services (1997-1998) Treasurer (1998-2001)
David B. Burritt (47)	Controller (2002)
  Director, Strategy & Planning, Caterpillar Overseas S.A. (1998-1999)
  General Manager, Strategic & Business Services - Europe, Caterpillar Overseas S.A. (1999-2001)
  Corporate 6 Sigma Champion (2001-2002)

Kevin E. Colgan (50)	Treasurer (2001)	Vice President, Caterpillar Financial Services Corporation (1997-2001)
* Retired effective December 31, 2002.

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

Plant Closings
 Information regarding unusual charges relating to plant closings is incorporated by reference from Note 24 "Unusual charges" of the Notes to Consolidated Financial Statements on page A-27 of the Appendix.

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

Changes in Fixed Assets
During the five years ended December 31, 2002, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):
Year	Expenditures		Acquisitions		Provisions for Depreciation	Disposals and Other Adjustments	Net Increase (Decrease) During Period
	U.S.	Outside U.S.	U.S.	Outside U.S.

1998	$935	$391	$21	$347	$(818)	$(41)	$835
1999	$950	$453	$3	$103	$(888)	$(196)	$425
2000	$1,067	$526	$0	$9	$(969)	$(62)	$571
2001	$1,345	$623	$2	$32	$(1,070)	$(280)	$652
2002	$1,030	$743	$15	$0	$(1,199)	$(146)	$443

At December 31, 2002, the net book value of properties located outside the United States represented about 36% of the net book value of all properties reflected in our consolidated financial position. Additional information about our investment in property, plant, and equipment is incorporated by reference from Note 1F "Depreciation and amortization" on page A-9 and Note 7 "Property, plant and equipment" on page A-14 of the Notes to Consolidated Financial Statements of the Appendix.

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

Manufacturing

Inside the U.S.

California
* Gardena
* San Diego

 Florida
* Jacksonville

 Georgia
* Alphretta
* Griffin
* Jefferson
* LaGrange
* Toccoa
* Thomasville

 Illinois
* Aurora
* Champaign[1] * Decatur
* Dixon
* East Peoria
* Joliet
* Mapleton
* Mossville
* Peoria
* Pontiac
* Sterling
* Woodridge[1] Indiana
* Lafayette

Kansas
* Wamego

 Kentucky
* Danville

 Michigan
 * Menominee
* Mt. Clemens

 Minnesota
 * Grand Rapids[1] * Minneapolis
* New Ulm

 Mississippi
 * Oxford

 Missouri
 * Boonville
* West Plains

 North Carolina
 * Clayton
* Franklin
* Leland
* Morganton
* Sanford

 Ohio
 * Dayton[1] * Marion

 South Carolina
 * Greenville
* Sumter

Tennessee
 * Dyersburg
* Rockwood

 Texas
 * Houston
* Waco

Outside the U.S.

Australia
* Burnie
* Melbourne

 Belgium
 * Gosselies

 Brazil
 * Piracicaba

 Canada
 * Laval
* Montreal

England
 * Barwell
* Leicester
* Nottingham
* Peterborough
* Peterlee
* Saxham
* Shrewsbury
* Skinningrove
* Stafford
* Stockton
* Wimborne
* Wolverhampton

France
 * Arras
* Grenoble
* Rantigny

 Germany
 * Kiel
* Rostock

 Hungary
* Gödöllö

 India
* Bangladore[1] * Mumbai[1] * Pondicherry
* Thiruvallur

 Indonesia
 * Jakarta

 Italy
 * Anagni[1] * Bazzano
* Fano
* Frosinone[1] * Jesi
* Marignano
* Milan[1] * Minerbio

 Japan
 * Akashi[1] * Sagamihara[1]

Mexico
 * Monterrey
* Reynosa
* Saltillo[1] * Tijuana
* Torreon

 The Netherlands
* s'-Hertogenbosch

 Northern Ireland
* Larne
* Monkstown
* Springvale

 Peoples Republic
of China
 * Erliban[1] * Shunde[1] * Tianjin[2] * Xuzhou[2] Poland
 * Janow Lubelski

 Russia
 * Tosno

 South Africa
 * Boksburg

 Sweden
 * Söderhamn

[1] Facility of affiliated company (50% or less owned)
[2] Facility of partially owned subsidiary (more than 50%, less than 100%)

Remanufacturing and Overhaul
Inside the U.S. Mississippi * Corinth * Prentiss County Texas * De Soto * Mabank	Outside the U.S. Australia * Melbourne Belgium * Gosselies Canada * Edmonton	England * Shrewsbury Indonesia * Bandung Ireland * Dublin	Malaysia * Kuala Lumpur Mexico * Nuevo Laredo * Tijuana * Veracruz	Nigeria * Port Harcourt

Item 3. Legal Proceedings.
The company is a party to litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on our consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The lawsuit alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. Caterpillar seeks a declaratory judgment upholding the contract and more than $100 million in damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar filed its First Amended Complaint to add four new defendants -- Franklin Power Products, Inc., Newstream Enterprises, Sturman Industries, Inc., and Sturman Engine Systems, Inc. The Amended Complaint alleges that Franklin and Newstream failed to pay the contract price for shipments of unit injectors; Caterpillar seeks damages of approximately $2 million and $5 million from each defendant respectively. With respect to Sturman Industries, Inc. and Sturman Engine Systems, Inc., the Amended Complaint alleges that the two companies colluded with International to utilize technology that Sturman misappropriated from Caterpillar to help Navistar develop its G2 fuel system. The Amended Complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. At December 31, 2002, the past due receivable from Navistar related to this case was $104 million.

On January 17, 2002, International Truck and Engine Corporation commenced an action against Caterpillar in the Circuit Court of Cook County, Illinois. The lawsuit alleges that Caterpillar breached the Purchase Agreement by: (i) failing to isolate its engineering and fuel systems business, (ii) failing to implement Navistar's "G2 technology;" (iii) improperly charging Navistar for costs associated with fixing problems caused by Caterpillar's design and/or manufacturing errors; (iv) not fulfilling its warranty obligations; (v) failing to fulfill its commitments regarding product pricing and cost reduction; and (vi) continuing to collect surcharges after Navistar's contractual obligation to pay the surcharges ceased. The lawsuit, which also alleges Caterpillar breached its implied covenant of good faith and fair dealing, seeks a declaratory judgment and damages "in an amount to be determined at trial, but presently estimated to exceed $500 million" arising out of Caterpillar's alleged breach. On April 2, 2002, the Court granted Caterpillar's Motion for Involuntary Dismissal of this complaint; Navistar subsequently asserted its claims as counterclaims in the action Caterpillar filed in Peoria described above. The company believes the claims are without merit and will vigorously contest them.

On May 7, 2002 International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its third amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has been effectively terminated. Caterpillar denies International's claims and will vigorously contest them. This matter is not related to the breach of contract action brought by Caterpillar against Navistar currently pending in the Circuit Court of Peoria County, Illinois.

PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
Information required by Item 5 is incorporated by reference from "Price Ranges" and "Number of Stockholders" on page A-44 and from "Dividends declared per share of common stock" on page A-31 of the Appendix.

Non-U.S. Employee Stock Purchase Plans
 We have twenty-six employee stock purchase plans administered outside the United States for our foreign employees. As of December 31, 2002, those plans had approximately 9,442 participants in the aggregate. During the fourth quarter of 2002, a total of 30,816 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Particpants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Selected Financial Data.
Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" on page A-31 of the Appendix.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
It is our objective to provide the most meaningful disclosures in our Management's Discussion and Analysis in order to explain significant changes in our company's results of operations and liquidity and capital resources. As discussed in Note 22A "Basis for segment information" of the Notes to Consolidated Financial Statements on page A-22 of the Appendix, our segment financial information is not based on generally accepted accounting principles and it is not intended to measure contributions to enterprise results. Therefore, it is impractical for us to try to discuss our company's results of operations and liquidity and capital resources solely based on segment information. Where practical, we have linked our discussions to segment information provided in Table VI "Segment Information" of the Notes to Consolidated Financial Statements on pages A-24 through A-26 of the Appendix (see "Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment" in Item 7 of this Form 10-K). Our discussions will focus on consolidated results and our three principal lines of business as described below:

Consolidated-represents the consolidated data of Caterpillar Inc. and all its subsidiaries (affiliated companies that are more than 50% owned).

Machinery-design, manufacture and marketing of construction, mining, agricultural and forestry machinery-track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, mining shovels, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders and related parts.

Engines-design, manufacture and marketing of engines for Caterpillar Machinery, electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts. Reciprocating engines meet power needs ranging from 5 to over 22,000 horsepower (4 to over 16 200 kilowatts). Turbines range from 1,600 to 19,500 horsepower (1 000 to 14 500 kilowatts).

Financial Products-financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. This line of business consists primarily of Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings, Inc. (Cat Insurance) and their subsidiaries.

Machinery and Engine Sales
	Total	North America	EAME*	Latin America**	Asia/Pacific
	(Millions of dollars)
Fourth Quarter 2002
Machinery	$3,151	$1,643	$878	$186	$444
Engines***	1,838	728	589	270	251

	$4,989	$2,371	$1,467	$456	$695

Fourth Quarter 2001
Machinery	$2,799	$1,417	$809	$222	$351
Engines***	1,936	816	562	348	210

	$4,735	$2,233	$1,371	$570	$561

* Europe, Africa & Middle East and Commonwealth of Independent States.
** Latin America includes Mexico.

*** Does not include internal engine transfers of $316 million and $296 million in fourth quarter 2001, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

FOURTH QUARTER 2002 COMPARED WITH FOURTH QUARTER 2001
 Fourth-quarter 2002 sales and revenues were $5.38 billion compared to $5.10 billion in 2001. The increase of more than 5 percent was due to a $180 million improvement in price realization, about half of which was due to the favorable impact of currency and higher sales volume. Price realization is defined as the net impact of price changes, sales variances and currency fluctuations on sales. Sales variances include items such as warranty, special retail and wholesale incentive programs and manufacturer and cash discounts. Profit for the fourth quarter 2002 was $305 million or 88 cents per share compared to $167 million or 48 cents per share in the fourth quarter 2001. Excluding the $97 million after-tax impact of unusual charges recorded in 2001 for sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions, earnings per share increased 16 percent. The $90 million favorable impact of improved price realization (excluding currency) plus the impact of lower SG&A and R&D expenses were partially offset by continuing manufacturing inefficiencies related to volume shifts at most U.S. engine manufacturing facilities.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a favorable pretax impact on earnings of $22 million for the fourth quarter. This was partially offset by a $14 million pretax increase in pension and other postretirement benefit expense. The increase was a result of lower plan asset returns in recent years and assumed discount rates used in 2002 compared to 2001, partially offset by the favorable pretax impact of other postretirement benefit plan changes made in the second quarter. These changes impacted U.S. employees only and included an increase in retiree cost sharing of health care benefits, elimination of company payments for Medicare part B premiums and significant reductions in retiree life insurance.

MACHINERY AND ENGINES
Machinery sales were $3.15 billion, an increase of $352 million or 13 percent from fourth quarter 2001. Sales volume for the quarter increased 9 percent from a year ago, mainly due to year-over-year changes in dealer inventories. In the fourth quarter of 2001, dealers decreased machine inventories about 12 percent. In the fourth quarter of 2002, dealer inventories increased 3 percent; however, year-end 2002 inventories compared to current selling rates were lower than year-earlier levels in all regions.

Engine sales were $1.84 billion, a decrease of $98 million or 5 percent from fourth quarter 2001. Sales volume for the quarter decreased 9 percent from a year ago. While on-highway truck and bus engine sales were flat, engine sales into the electric power, petroleum and marine sectors decreased about 10 percent due to reduced corporate profits and continued business investment uncertainties in these industries.

Operating Profit
	Fourth Quarter
	2002	2001
	(Millions of dollars)
Machinery	$351	$137
Engines	26	39

	$377	$176	*

* Includes $153 million of unusual charges for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions. The unusual charges were split $98 million and $55 million to machinery and engines, respectively.
Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit increased $214 million from fourth quarter 2001. Excluding the $98 million impact of unusual charges, operating profit increased $116 million or 49 percent. Higher sales volume contributed about $60 million of the improvement, with the remainder due to improved price realization (excluding the impact of currency) and cost reduction.

Engine operating profit decreased $13 million from fourth quarter 2001. Excluding the $55 million impact of unusual charges, operating profit decreased $68 million or 72 percent. Lower sales volume of large reciprocating engines, volume-related manufacturing inefficiencies and non-conformance penalties for on-highway truck and bus engines reduced operating profit by approximately $110 million. This was partially offset by improved price realization (excluding currency) and cost reduction.

Interest expense was $10 million higher than a year ago primarily due to increased long-term borrowings and less capitalized interest year-over-year.

Other income/expense was income of $43 million compared to income of $42 million last year.

FINANCIAL PRODUCTS
 Financial Products revenues for the fourth quarter were $431 million, up $16 million or 4 percent compared with fourth quarter 2001. The favorable impact of approximately $60 million due to the continued portfolio growth of finance receivables and leases at Cat Financial was partially offset by the approximately $44 million unfavorable impact of generally lower interest rates on finance receivables.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	2002	2001	2000
	(Millions of dollars)
North America Geographic Region	$9,480	$10,260	$10,492
Engine sales included in the Power Products segment	(2,962)	(3,463)	(3,880)
Company owned dealer sales included in the All Other segment	(350)	(438)	(350)
North America Geographic Region sales which are included in the All Other segment	(339)	(263)	(197)
Other*	(254)	(218)	(204)

North America Marketing external sales	$5,575	$5,878	$5,861

EAME	$5,178	$5,114	$5,041
Power Products sales not included in the EAME Marketing segment	(1,611)	(1,750)	(1,817)
Other*	(739)	(517)	(456)

EAME Marketing external sales	$2,828	$2,847	$2,768

Latin America Geographic Region	$1,598	$1,639	$1,431
Power Products sales not included in the Latin America Marketing segment	(639)	(280)	(247)
Other*	354	142	119

Latin America Marketing external sales	$1,313	$1,501	$1,303

Asia/Pacific Geographic Region	$2,392	$2,014	$1,949
Power Products sales not included in the Asia/Pacific Marketing segment	(524)	(351)	(303)
Other*	(208)	(255)	(269)

Asia/Pacific Marketing external sales	$1,660	$1,408	$1,377

* Mostly represents external sales of the Construction & Mining Products and the All Other segments.

Machinery and Engines Sales by Geographic Region
	Total	North America	EAME*	Latin America**	Asia/Pacific
	(Millions of dollars)
2002
Machinery	$11,975	$6,517	$3,156	$818	$1,484
Engines***	6,673	2,963	2,022	780	908

	$18,648	$9,480	$5,178	$1,598	$2,392

2001
Machinery	$12,158	$6,790	$3,215	$891	$1,262
Engines***	6,869	3,470	1,899	748	752

	$19,027	$10,260	$5,114	$1,639	$2,014

2000
Machinery	$11,857	$6,607	$3,121	$893	$1,236
Engines***	7,056	3,885	1,920	538	713

	$18,913	$10,492	$5,041	$1,431	$1,949

* Europe, Africa & Middle East and Commonwealth of Independent States
** Latin America includes Mexico

*** Does not include internal engine transfers of $1,286 million, $1,231 million and $1,356 million in 2002, 2001 and 2000, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

Before-tax profit for Financial Products was $68 million, down $14 million or 17 percent from fourth quarter 2001, primarily due to lower gains on the securitization of receivables of $9 million before tax at Cat Financial and lower income (mostly investment income) of $9 million before tax at Cat Insurance.

 INCOME TAXES
 Fourth-quarter tax expense reflects an estimated annual tax rate of 28 percent for 2002 and 32 percent for 2001 resulting from a change in the geographic mix of profits.

UNCONSOLIDATED AFFILIATED COMPANIES
 The company's share of unconsolidated affiliated companies' profits increased $6 million from fourth quarter a year ago, primarily due to improved profitability of Shin Caterpillar Mitsubishi Ltd.

2002 COMPARED WITH 2001
 For the full year, the company achieved sales and revenues of $20.15 billion compared to $20.45 billion in 2001. This decline of about 1 percent was due to lower sales volume of about $680 million, partially offset by improved price realization of approximately $300 million. About half of the price realization improvement was due to the favorable impact of the weaker U.S. dollar on sales in other currencies, primarily the euro and Australian dollar.

Profit for the full year was $798 million or $2.30 per share, compared to $805 million or $2.32 per share, down less than 1 percent from 2001. Excluding the $97 million after-tax impact of the unusual charges recorded in the fourth quarter of 2001, profit declined 12 percent. The combined effect of favorable price realization and net favorable currency of approximately $250 million was more than offset by lower sales volume and related manufacturing inefficiencies.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a favorable before-tax impact on 2002 earnings of $85 million. This was more than offset by a $93 million before-tax increase in pension and other postretirement benefit expense. This increase was a result of lower plan asset returns in recent years, partially offset by the favorable before-tax impact of other postretirement benefit plan changes made in the second quarter of 2002. These changes impacted U.S. employees only and included an increase in retiree cost sharing of health care benefits, elimination of company payments for Medicare part B premiums and significant reductions in retiree life insurance.

MACHINERY AND ENGINES
Machinery sales were $11.98 billion, a decrease of $183 million or 2 percent from 2001. Sales volume for the year decreased 4 percent from 2001. Higher sales in Asia/Pacific were due to higher retail demand. Sales in North America, EAME and Latin America declined due to lower retail demand. Sales were also affected by changes in dealer inventories. In 2001, dealers decreased machine inventories about 7 percent. In 2002, dealer inventories increased by about 3 percent; however, year-end 2002 inventories compared to current selling rates were lower than year-earlier levels in all regions.

Engine sales were $6.67 billion, a decrease of $196 million or 3 percent from 2001. Sales volume for the year decreased 4 percent from 2001. Caterpillar truck engine sales rose 36 percent due to a surge in demand from North American truck OEMs for heavy-duty truck engines prior to the October 2002 emissions deadline and improved truck fleet operating profits. Sales into the petroleum sector increased 4 percent as higher sales of turbine engines more than offset a decline in sales of reciprocating engines. These increases were more than offset by 30 percent lower sales to the electric power sector, where financial uncertainties and depressed operating profits within the electric utility, technology and telecommunications industries impacted demand.

Operating Profit
	2002	2001		2000
	(Millions of dollars)
Machinery	$932	$849		$1,001
Engines	175	348		667

	$1,107	$1,197	*	$1,668

* Includes $153 million of unusual charges for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions. The unusual charges were split $98 million and $55 million to machinery and engines, respectively.
Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit increased $83 million, or 10 percent from 2001. Excluding the $98 million impact of unusual charges, operating profit decreased $15 million or 2 percent. The favorable profit impact of price realization, net impact of currency and lower SG&A expenses were more than offset by the profit impact of lower sales volume and related manufacturing inefficiencies.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a favorable impact on 2002 machinery operating profit of approximately $10 million. This was more than offset by a $62 million before-tax increase in pension and other postretirement benefit expense.

 Engine operating profit decreased $173 million, or 50 percent from 2001. Excluding the $55 million impact of unusual charges, operating profit decreased $228 million or 57 percent. Increased turbine and on-highway truck and bus engine volumes and improved price realization improved operating profit by approximately $140 million. These favorable items were more than offset by the profit impact of lower sales volume of large reciprocating engines, volume-related manufacturing inefficiencies and nonconformance penalties for on-highway truck and bus engines.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a favorable impact on 2002 engine operating profit of approximately $75 million. This was partially offset by a $31 million before-tax increase in pension and other postretirement benefit expense.

Interest expense was $6 million lower in 2002 compared to 2001 primarily due to lower interest rates on short-term borrowings.

Other income/expense improved by $87 million year-over-year primarily due to the absence of foreign currency losses and lower expenses related to the sales of receivables to Cat Financial.

Supplemental Information
	2002	2001	2000
	(Millions of dollars)
Identifiable Assets:
Machinery	$10,793	$10,121	$9,602
Engines	7,300	7,154	6,952

Total	$18,093	$17,275	$16,554

Capital Expenditures:
Machinery	$393	$616	$573
Engines	305	493	327

Total	$698	$1,109	$900

Depreciation and Amortization:
Machinery	$437	$424	$419
Engines	348	411	394

Total	$785	$835	$813

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business financial data.

FINANCIAL PRODUCTS
 Financial Products revenues for 2002 were $1.68 billion, up $33 million or 2 percent compared with 2001. A favorable impact of approximately $205 million due to a $2.1 billion increase in the portfolio at Cat Financial and an increase in third party insurance premiums and fees earned of approximately $21 million at Cat Insurance was mostly offset by the impact of generally lower interest rates on finance receivables at Cat Financial.

Before-tax profit was $287 million, down $58 million or 17 percent from 2001. A $41 million before-tax charge of "other than temporary" declines in the market value of securities in the investment portfolio at Cat Insurance resulted from poor overall market performance. Also, there was less securitization-related income of approximately $28 million before tax and higher operating expenses of $17 million before tax at Cat Financial. These items were partially offset by higher rental income, net of depreciation, of $30 million before tax at Cat Financial and higher underwriting income of $7 million before tax at Cat Insurance.

INCOME TAXES
 Tax expense reflects an estimated annual tax rate of 28 percent for 2002 and 32 percent for 2001 resulting from a change in the geographic mix of profits.

UNCONSOLIDATED AFFILIATED COMPANIES
 The company's share of unconsolidated affiliated companies' profits decreased $7 million from a year ago, primarily due to losses at Shin Caterpillar Mitsubishi Ltd. resulting from depressed construction equipment demand in Japan.

UPDATE-2001 UNUSUAL CHARGES
 In 2001, we recorded unusual charges of $153 million ($97 million after tax). These charges were for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions.

During 2002, we reduced the Challenger exit cost reserve by $38 million, primarily for cash outlays for research and development expenses and manufacturing equipment in accordance with the contract with AGCO. We reduced the Shrewsbury redundancy reserve by $6 million for separation benefits for 225 employees. As planned, the U.S. employment reduction was achieved entirely through voluntary retirements. As a result, the reserve of $34 million was reclassified to our pension accounts upon completion of the retirement program.

Future cash outlays for contractual commitments for the Challenger line of approximately $2 million per year will continue through 2008. Most of the diesel engine production at our Shrewsbury, England plant ceased in 2002; however, it has taken longer than anticipated to finalize the design of one replacement engine. As a result, some diesel engine production at Shrewsbury will continue through 2003. The reserve will be reduced as redundancy and exit costs are incurred through 2003.

Unusual Charges
	2001 Charge	Asset Impairments	2002 Activity*	12/31/02 Balance
	(Millions of dollars)
Challenger:
Asset impairments	$32	$(32)	$--	$--
Exit costs	49	--	(38)	11

	81	(32)	(38)	11

Shrewsbury:
Asset impairments	16	(16)	--	--
Redundancy	10	--	(6)	4
Exit costs	4	--	(2)	2

	30	(16)	(8)	6

U.S. employment reduction	34	--	(34)	--

Other asset impairments	8	(8)	--	--

Total	$153	$(56)	$(80)	$17

* All amounts were paid in cash except for the U.S. employment reduction of $34 million, which was reclassified to our pension accounts.

SUPPLEMENTAL INFORMATION
Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations
Worldwide dealer sales (including both sales to end users and deliveries to dealer rental operations) declined 8 percent from 2001. The capital spending environment remained weak in the industrial countries of North America and Europe, the result of slow economic growth, a delayed recovery in corporate profitability, the crisis in corporate governance and uncertainty associated with rising geopolitical tensions in the second half of the year. Dealer sales were also impacted by reduced cash flow in the metal and coal mining industries, which depressed worldwide equipment sales to these industries.

Dealer sales (including both sales to end users and deliveries to dealer rental operations) in North America declined 10 percent from 2001, the same as industry demand. Caterpillar's share of industry sales remained at year earlier levels. Dealer sales declined in both the United States, down 11 percent, and Canada, down 5 percent. For the region, sales increased 2 percent in the heavy construction sector due to higher sales to the U.S. military, spurred by increased defense spending, and for airport construction. In addition, sales to highway construction remained strong, as public infrastructure construction remained at high levels. Sales to the quarry and aggregates sector were up 10 percent, due primarily to an increase in Caterpillar's share of industry sales. Sales growth in these two sectors was more than offset by a 37 percent reduction in sales to mining, especially coal. Sales to the general construction sector declined 9 percent due to reductions in dealer rental deliveries as well as reduced purchases by residential and non-residential builders.

Dealer sales in EAME declined 9 percent due to 14 percent lower sales in Europe. General business conditions in Europe were weak due to slow economic growth. Sales increased in the Commonwealth of Independent States, up 7 percent, and Africa & Middle East, up 1 percent. For the region, sales to the heavy construction sector increased about 5 percent due to new product shipments, major pipeline projects in Russia and infrastructure projects in the Middle East. Sales to quarry and aggregate producers were up 6 percent as well. These increases were more than offset by 21 percent lower sales to the general construction sector. Sales were also lower to industrial, down 22 percent; and mining, down 13 percent.

In Asia/Pacific, dealer sales increased 7 percent, led by a strong 45 percent gain in China, as economic growth was good and public infrastructure spending increased. For the region, sales were 28 percent higher in the heavy construction sector and industrial sector sales grew 43 percent. Sales also increased to the general construction sector, up 7 percent; and the quarry and aggregates sector, up 14 percent. These gains more than offset 13 percent lower sales to the mining sector, resulting from sharp cutbacks in purchases by coal mining companies.

Dealer sales in Latin America declined 5 percent. Sales in Mexico increased 20 percent due to an expansion in overall construction activity, and sales in Brazil increased 14 percent due to good economic growth in the first half of the year. However, these increases were more than offset by declines in Argentina, down 88 percent, Peru, down 34 percent and Chile, down 19 percent. Sales declined sharply in Argentina due to political uncertainty while sales in Peru and Chile declined due to reduced cash flow in the metal mining industry. For the region, sales were up 8 percent in the heavy construction sector, mostly due to major pipeline projects. This gain was more than offset by 25 percent lower sales to the mining sector, especially metals, as well as a 6 percent decline in sales to the general construction sector.

Dealer Inventories of New Machines
Worldwide dealer new machine inventories at year-end 2002 were about 3 percent higher than 2001 levels. Inventories increased in North America, up 6 percent; Asia/Pacific, up 9 percent; and EAME, up 4 percent. Dealer inventory declined 20 percent in Latin America. Despite the overall increase in dealer inventories, inventories compared to current selling rates were lower than year-earlier levels in all regions.

Engine Sales to End Users and OEMs
Worldwide engine sales to dealer customers and OEMs were up 1 percent in 2002. Sales to the on-highway truck and bus sector rose 38 percent and sales to the petroleum sector rose 5 percent, more than offsetting 21 percent lower sales to the electric power sector and 6 percent lower sales to the marine sector. Similar to the market fundamentals discussed above for construction machinery, global engine sales were impacted by the weak capital spending environment in industrialized countries and depressed operating profits and heightened investor uncertainties concerning new electric utility and energy investments.

In North America, Caterpillar sales of on-highway truck and bus engines rose 38 percent but were more than offset by lower sales in electric power, down 36 percent; petroleum, down 32 percent; and marine, down 42 percent. North American sales were impacted by sluggish economic growth, weak corporate profits, continuing economic uncertainties and delayed new investments. Caterpillar widened its leadership position in the North American on-highway truck and bus industry; Caterpillar's share of industry demand rose significantly for both heavy-duty and midrange truck engines. The heavy-duty truck industry and Caterpillar heavy-duty truck engine demand were substantially higher than we originally expected for 2002. We estimate about 40,000 extra heavy-duty trucks were built in 2002 to accommodate an artificial surge in customer demand for trucks with engines built before the October 2002 emissions deadline. This artificial demand added an estimated $200 million to Caterpillar's 2002 truck engine sales, representing about 50 percent of the total year-over-year sales increase to the on-highway truck and bus sector.

In EAME, overall sales declined 3 percent, with a 30 percent increase in demand for larger reciprocating and turbine engines used in the petroleum sector more than offset by 16 and 14 percent lower sales into the electric power and marine sectors, respectively. Electric power and marine engine sales were impacted by weakening economic trends in Western Europe and increased business uncertainty which delayed new business investment decisions.

Sales in Asia/Pacific rose 20 percent with sales gains in all sectors except electric power where sales declined 17 percent. Sales of large reciprocating and turbine engines used in the petroleum sector surged 62 percent, as developing countries in Asia/Pacific and Latin America increased oil and gas exploration and development to raise local energy production and offset higher costs of imported fuels. Sales in Latin America increased 60 percent with sales gains in all sectors and pronounced strength in large reciprocating and turbine engine sales into the petroleum and marine sectors, which rose 48 and 242 percent, respectively.

2001 COMPARED WITH 2000
 Sales and revenues for 2001 were $20.45 billion, 1 percent more than 2000. The increase was due to higher sales volume of about $390 million and increased Financial Products revenues of approximately $160 million, which were partially offset by approximately $275 million of lower price realization. More than 90 percent of the price realization detriment was due to the unfavorable impact of the stronger U.S. dollar on sales in other currencies, primarily the euro and Australian dollar.

Profit of $805 million, including unusual charges of $153 million ($97 million after tax), was down $248 million. These charges were for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions. Excluding unusual charges, profit was $902 million, down $151 million or 14 percent. The combined effect of higher sales volume and a net favorable currency impact of approximately $225 million was more than offset by cost inefficiencies resulting from sharp volume shifts at some manufacturing facilities and higher SG&A expenses related to spending for future growth and improving long-term cost structure. The net favorable currency impact occurred as the negative impact of currency on sales was more than offset by a positive impact on costs.

MACHINERY AND ENGINES
Machinery sales were $12.16 billion, an increase over 2000 of $301 million resulting from a 3 percent increase in sales volume. Sales were higher in all regions except Latin America, which was about flat. In North America, sales increases due to higher share of industry sales and a slower rate of dealer inventory reduction more than offset reduced industry demand. In EAME and Asia/Pacific, improved retail demand more than offset the impact of reductions in dealer inventory. Sales in Latin America remained near 2000 levels as higher retail demand offset reductions in dealer inventory.

Engine sales were $6.87 billion, a decrease of $187 million or 3 percent from 2000 even though sales volume was flat. Unfavorable price realization resulting from competitive pressures in North America combined with the unfavorable impact of the stronger U.S. dollar on sales in other currencies caused the sales decline. Higher sales in the electric power, petroleum and marine sectors were offset by a substantial drop in truck engine sales.

Machinery operating profit decreased $152 million from 2000. The favorable impact of higher sales volume and the net favorable impact of currency were more than offset by higher costs, including unusual charges of $98 million, employment-related cost increases and higher energy costs.

Engine operating profit decreased $319 million from 2000. The decline was primarily due to lower price realization, manufacturing inefficiencies related to sharp swings in production levels and unusual charges of $55 million.

Interest expense was $7 million lower than a year ago as lower effective borrowing rates more than offset the impact of higher borrowings.

Other income/expense improved by $38 million due to lower foreign currency losses (primarily the British pound) in 2001.

FINANCIAL PRODUCTS
Revenues for 2001 were a record $1.65 billion, up $180 million or 12 percent compared with 2000 (excluding revenue transactions with Machinery and Engines, revenues increased $161 million or 13 percent). The increase resulted primarily from a $1.1 billion increase in the portfolio at Cat Financial.

Before-tax profit increased $67 million or 24 percent from 2000. Record profit at Cat Financial resulted from an approximate one-percentage point increase in the spread on the receivables portfolio and increased gains of $31 million on sales of receivables.

The wider interest rate spread on the portfolio was principally a result of 2001's interest rate environment, where the continuing rapid decrease in rates allowed Cat Financial's debt rates to decrease more rapidly than the portfolio rates because we are not 100% "match funded." As rates stabilize or increase our interest rate spread is expected to narrow accordingly.

The increase in gains on sales of receivables at Cat Financial was due to North American dealer trade receivables purchased from Caterpillar Inc. that were paid earlier than estimated at their purchase date. Cat Financial purchases trade receivables each week at discounts that are expected to yield a market rate of interest over their term. Because the discounts are based on estimates as to when the receivables will be paid, the actual yield on the receivables can be higher or lower than the rates used to determine the discounts. In 2001 the yield was higher because the receivables paid substantially earlier than estimated. However, similar results are not expected in future periods.

INCOME TAXES
Excluding the tax effect of the unusual charges reported in 2001 and the favorable tax adjustment of $39 million at Caterpillar Brasil Ltda. in 2000, tax expense in both years reflects an effective tax rate of 32 percent.

UNCONSOLIDATED AFFILIATED COMPANIES
 The company's share of unconsolidated affiliated companies' results increased $31 million from a year ago, primarily due to stronger results at Shin Caterpillar Mitsubishi Ltd.

2001 UNUSUAL CHARGES
 In December 2001, we signed an agreement with AGCO to sell the design, assembly and marketing of the new MT Series of Caterpillar's Challenger high-tech farm tractors during the first quarter of 2002. By selling the Challenger we will avoid the substantial new investment in distribution that would be required to make this product profitable. The sale will also provide our distribution network the expanded line of agricultural products it needs to be successful. A total charge of $81 million was recognized for the Challenger sale. These charges reflect the provisions of the agreement with AGCO and are comprised of the following:

  $32 million for write-downs of land, buildings and equipment at our DeKalb, Illinois, facility to fair market value based on the negotiated contract price with AGCO.

  $49 million for exit costs. The contract with AGCO requires that we complete the design of the new Challenger tractor, ensure a successful market launch and pay for the remaining capital assets required for the production of the tractor. These amounts reflect our estimate of costs to fulfill our contract obligations and will be incurred in 2002. Also included in exit costs are contractual obligations that will remain after the sale to AGCO but will provide no benefit to Caterpillar. These obligations range from one to seven years.

In December 2001, we announced plans to cease production of diesel engines at the Perkins Engines Shrewsbury, England plant by the end of 2002. Production will be reallocated to other Caterpillar engine facilities to better leverage technology and capacity. Upon closure of the plant, we expect an annual benefit to cost of goods sold of approximately $16 million. This represents lower overhead and other fixed manufacturing expenses as the production moves to other existing Caterpillar locations. A total charge of $30 million was recognized for the closing and comprised the following:

  $16 million for write-downs of land, buildings and equipment to fair market value as determined by third-party appraisers.

  $10 million of separation costs for termination of 495 employees at the Shrewsbury plant. These benefits were communicated to impacted employees in December.

  Exit costs of $4 million associated with closing the facility.

In December 2001, we announced plans to reduce U.S. salaried and management employment by 433 people at selected business units during the first half of 2002. These reductions are being made to reduce costs and improve efficiencies in support of our long-term growth and profitability goals. We expect this reduction to be achieved through voluntary early retirements but if the reduction goal is not met, we will use involuntary separations. The charge of $34 million for this program reflects the cost of retirement incentives. We expect lower annual labor costs of approximately $35 million after completion of the employment reduction.

Other unusual charges of $8 million were for write-downs of two manufacturing buildings, one at our Decatur, Illinois, facility and one at our Kiel, Germany, facility.

LIQUIDITY & CAPITAL RESOURCES
 Sources of funds
 The company generates its capital resources primarily through operations. Consolidated operating cash flow was $2.37 billion for 2002, compared with $1.99 billion for 2001. The increase is primarily the result of concerted efforts to reduce inventory and other working capital in response to the current economic environment. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our "Outlook" in Item 7 of this Form 10-K.

Total debt as of December 31, 2002 was $17.7 billion, an increase of $1.08 billion from year-end 2001. Debt related to Machinery and Engines decreased $59 million, due to improved operating cash flow and lower capital expenditures. Debt related to Financial Products increased $1.14 billion due to portfolio growth at Cat Financial. We have a global credit facility of $4.55 billion available to both Machinery and Engines and Cat Financial to support commercial paper programs. Cat Financial may use up to 90 percent of the available facility subject to a maximum debt to equity and a minimum interest coverage ratio. Machinery and Engines may use up to 100 percent of the available facility subject to a minimum level of net worth. Based on these restrictions, and the allocation decisions of available credit made by management, the portion of the facility available to Cat Financial at December 31, 2002, was $3.95 billion. The facility is comprised of two components, $2,425 million expiring in September 2003 and $2,125 million expiring in September 2006. The facility expiring in September 2003 has a provision which allows Caterpillar to obtain a one-year loan in September 2003 that matures in September 2004. Our total credit commitments as of December 31, 2002 were:

	Consolidated	Machinery and Engines	Financial Products
	(Millions of dollars)
Credit lines available:
Global credit facility	$4,550	$4,550	$3,950
Other external	1,353	542	811
Intercompany	--	500	826

Total credit lines available	5,903	5,592	5,587
Utilized credit	238	64	174

Unused credit	$5,665	$5,528	$5,413

We also generate funding through the securitization of receivables. In 2002, we generated $1,696 million and $641 million of capital resources from the securitization of trade and finance receivables, respectively. As of December 31, 2002, we had trade and finance receivables of $2,904 million and $13,462 million, respectively.

We do not generate material funding through structured finance transactions.

Committed funds

The company has committed cash outflow related to long-term debt, operating lease agreements, unconditional purchase obligations and other contractual obligations. Minimum payments for these long-term obligations are:

	2003	2004	2005	2006	2007	After 2007	Total
	(Millions of dollars)
Long-Term Debt	$3,912	$2,781	$1,492	$1,212	$1,022	$5,089	$15,508
Operating Leases	185	154	102	72	53	300	866
Other Long-Term Obligations	64	66	56	53	52	115	406
Unconditional Purchase Obligations	62	64	64	52	24	103	369

Total Contractual Obligations	$4,223	$3,065	$1,714	$1,389	$1,151	$5,607	$17,149

We did not have contingent liabilities with more than a remote chance of occurrence at December 31, 2002.

Machinery and Engines
Operating cash flow was $1.70 billion for 2002, compared with $1.51 billion for 2001. The improvement came mainly from focused efforts to reduce inventory and working capital requirements during 2002. Capital expenditures, excluding equipment leased to others, during 2002 were $693 million, a decrease of $378 million from 2001 due to tight controls on spending. On April 23, 2002, $250 million of 40-year debt, priced at 6.95 percent, was sold. The proceeds from the offering were used for general corporate purposes.

 Financial Products
 Operating cash flow was $649 million for 2002, compared with $590 million for 2001. The increase was primarily due to improved cash from profit before depreciation and amortization for 2002. Cash used to purchase equipment leased to others was $1.04 billion during 2002 compared to $830 million for 2001. In addition, net cash used for finance receivables was $1.16 billion for 2002, compared to $.8 billion for 2001. At December 31, 2002, finance receivables past due over 30 days were 3.5 percent, compared with 3.9 percent at the end of 2001.

Financial Products debt was $13.96 billion at December 31, 2002, an increase of $1.14 billion from December 31, 2001, and primarily comprised $9.95 billion of medium-term notes, $174 million of short-term notes payable to banks, $32 million of long-term notes payable to banks, $38 million of loans from a company-owned partnership, $255 million of money market funds and $3.50 billion of commercial paper. During the second quarter of 2001, $500 million of five-year debt, priced at 5.95 percent, was sold. The proceeds from the offering were used for general corporate purposes and to lower overall debt costs. The ratio of debt to equity of Cat Financial was 7.8:1 at December 31, 2002, compared with 7.7:1 at December 31, 2001.

Dividends paid per common share
Quarter	2002	2001	2000
First	$.350	$.340	$.325
Second	.350	.340	.325
Third	.350	.350	.340
Fourth	.350	.350	.340

	$1.400	$1.380	$1.330

CRITICAL ACCOUNTING POLICIES
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, impairment of available for sale securities, and reserves for warranty, product liability and insurance losses, postemployment benefits, post-sale discounts, credit losses and certain unusual charges. We use the following methods and assumptions in determining our estimates:

Residual values for leased assets--Determined based on the product, specifications, application and hours of usage. Each product has its own model for evaluation that includes market value cycles and forecasts. Consideration is also given to the number of machines that will be returned from lease during a given time frame.

Fair market values for goodwill impairment tests--Determined for each reporting unit by discounting projected cash flow for the upcoming five years and adding a year-five residual value based upon a market Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple.

Impairment of available-for-sale securities--Securities are reviewed monthly to identify market values below cost of 20 percent or more. If a decline for a debt security is in excess of 20 percent for 6 months, the investment is evaluated to determine if the decline is due to general declines in the marketplace or if the investment has been impaired and should be written down to market value pursuant to SFAS 115. After the 6-month period, debt securities with declines from cost in excess of 20 percent are evaluated monthly for impairment. For equity securities, if a decline from cost of 20 percent or more continues for a 12-month period, an other than temporary impairment is recognized without continued analysis.

Warranty reserve--Determined by applying historical claim rate experience to the current field population and dealer inventory. Generally, historical claim rates are developed using a 12-month rolling average of actual warranty expense. These rates are applied to the field population and dealer inventory to determine the reserve.

Product liability and insurance loss reserve--Determined based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported.

Postemployment benefit reserve--Determined in accordance with SFAS 87, 106 and 112 using the assumptions detailed in Note 11 to the Consolidated Financial Statements.

Post-sale discount reserve--The company extends numerous merchandising programs that provide discounts to dealers as products are sold to end users. The reserve is determined based on historical data adjusted for known changes in merchandising programs.

Credit loss reserve--Determined by applying historical credit loss experience to the current receivable portfolio with consideration given to the condition of the economy and trends in past due accounts.

Unusual charge reserve--Determined in accordance with the appropriate accounting guidance depending on the facts and circumstances surrounding the situation. 2001 unusual charges discussed in Note 24 on Page A-27 to the Consolidated Financial Statements were estimated in accordance with SFAS 5 and 121 and EITF 94-3.

We have incorporated many years of historical data into the determination of each of these estimates. We have a proven history of using accurate estimates and sound assumptions to calculate and record appropriate reserves and residual values.

EMPLOYMENT
 At December 31, 2002, Caterpillar's worldwide employment was 68,990 compared with 72,004 one year ago. The company reduced employment by 3,457 or about 5 percent during 2002 before the impact of acquisitions, which added 443 people.

Full-Time Employees at Year End
	2002	2001	2000
Inside U.S.	36,463	38,664	37,660
Outside U.S.	32,527	33,340	30,780

Total	68,990	72,004	68,440

By Region:
North America	36,667	38,879	37,870
EAME	21,302	22,246	21,880
Latin America	7,143	7,012	6,186
Asia/Pacific	3,878	3,867	2,504

Total	68,990	72,004	68,440

OTHER MATTERS
 ENVIRONMENTAL AND LEGAL MATTERS
 The company is regulated by federal, state and international environmental laws governing our use of substances and control of emissions in all our operations. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings or competitive position.

We are cleaning up hazardous waste at a number of locations, often with other companies, pursuant to federal and state laws. When it is likely we will pay clean-up costs at a site and those costs can be estimated, the costs are charged against our earnings. In making that estimate, we do not consider amounts expected to be recovered from insurance companies and others.

The amount set aside for environmental cleanup is not material and is included in "Accrued expenses" in Statement 3 of the Consolidated Financial Statements on page A-6 of the Appendix. If a range of liability estimates is available on a particular site, we accrue the lower end of that range.

We cannot estimate costs on sites in the very early stages of cleanup. Currently, we have five sites in the very early stages of cleanup, and there is no more than a remote chance that a material amount for cleanup will be required.

Pursuant to a consent decree Caterpillar entered with the United States Environmental Protection Agency (EPA), the company was required to meet certain emission standards by October 2002. The decree provides that if the manufacturers were unable to meet the standards at that time they would be required to pay a non-conformance penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. The company began shipping lower emission engines in October 2002 as a bridge until fully compliant Advanced Combustion Emission Reduction Technology (ACERT) engines are introduced in 2003.

The consent decree also provided the ability to "bank" emissions credits prior to October 2002 that could be used to offset non-conforming engines produced after January 1, 2003. That is, if a company was able to produce and sell engines that were below the applicable standard prior to October 2002, then the company could apply the emission credits created by those engines to engines produced after January 1, 2003 that do not meet the consent decree standard. For example, an engine produced and sold prior to October 2002 that produced 3.5 grams of NOx as compared to 4.0 gram standard would create a 0.5 gram credit. This credit would be "banked" to be used to offset the NOx deficiency of an engine produced after January 1, 2003 that did not meet the consent decree standard. Given this scenario, a company could produce and sell a 3.0 gram engine in 2003 without paying an NCP even though the engine exceeds the 2.5 gram standard. Caterpillar has a legal right, as described in the consent decree, to use its banked credits as offsets against NCPs for non-compliant engines produced after December 31, 2002. The EPA has approved the process by which the credits are calculated.

We produced and sold 70,399 medium heavy-duty engines prior to October 2002 that yielded emissions below the applicable standard for that period, resulting in 20,987.8 Mg of medium heavy-duty banked credits. We expect to produce approximately 26,800 non-conforming medium heavy-duty engines after January 1, 2003, but we do not expect to pay any NCPs on these medium-duty engines in 2003 due to our banked credits. We produced and sold 958 heavy-duty engines in 2002 resulting in 1,230.2 Mg of heavy-duty banked credits. Of the approximately 25,800 non-conforming heavy-duty engines we expect to build after January 1, 2003, these banked credits are expected to offset the NCPs on approximately 3,000 of these units.

We began production of medium heavy-duty ACERT engines complying with the EPA emissions standards in early 2003. Caterpillar received certification from the EPA in January 2003 for the C9 diesel engine, the first of our new engines equipped with ACERT Technology. We began shipping of the C9 -- which was certified to the more stringent Transit Bus standards - in March. We received certification for our second ACERT equipped model, the C7 in March and this engine will be in production in June of 2003.

We anticipate that our heavy heavy-duty models -- the C13 and C15 (the ACERT versions of the current C-12 and C-15, respectively) -- will be in full production by October and the C11 (the ACERT version of the current C-10) will be in full production by December after the EPA has certified each engine. As a result, we do not anticipate paying NCPs beyond 2003.

The certification process is described in the consent decree and the regulations, and includes the following:

  The durability of the engine is established through testing to determine if the engine emissions change with time. An emissions deterioration factor is determined that represents the amount of emission deterioration that would be expected over the useful life of the engine.

  An emission data engine is tested according to the regulations. Emission levels are determined on various steady state and transient tests.

  The results from the two tests are submitted to the EPA in a certification application as proof that the engine meets the requirements along with additional information and a request that a certificate be granted.

  The EPA reviews the application and if all the regulatory requirements are met, a certificate is issued.

  If the engine exceeds the standard, the EPA issues a certificate for either a banked or an NCP engine. The NCP engine certificate requires Production Compliance Auditing (PCA) testing.

After receipt of the EPA certificate manufacturing and shipment of the certified engines can begin. Each engine is labeled to indicate that it is certified.

Our expense for NCPs was $40 million in 2002. This amount was based on levels that we believed the engines would perform when tested. For 2002, we paid NCPs on 6,195 heavy-duty units and 7,198 medium heavy-duty units, and in 2003 we estimate we will pay NCPs on 22,858 heavy-duty units. The actual NCP amount will not be known until final testing with the EPA is completed with all models during 2003. Our estimates of the NCP amounts are based on our knowledge of how each of the engine models is expected to perform in PCA testing. Caterpillar can make fairly accurate predictions of the emissions profiles of its engines due to its engineering knowledge, development process, and prior testing of its engines during development. PCA testing on medium heavy-duty engines has now been completed; PCA testing on heavy heavy-duty engines is on going. Therefore, while PCA testing has not been concluded, we are confident that our NCP and credit-consumption estimates will be fairly accurate.

Aside from $142 million in customary research and development expenses, emissions standard changes negatively impacted our 2002 financial results by $24 million ($17 million after tax or about 5 cents per share) as NCPs ($40 million pre-tax), product cost increases and ramp-up production costs ($4 million pre-tax) were partially offset by price increases for these engines ($20 million pre-tax). We recorded the $40 million for NCPs when the bridge engines were produced, and either have paid or will pay the EPA from an escrow account no later than 30 days after PCA testing on an engine class is complete. For example, on January 31, 2003, Caterpillar deposited $41.4 million (the recorded $40 million based on our estimates plus an additional $1.4 million following the completion of PCA testing) with an escrow agent for estimated NCPs related to fourth quarter 2002 bridge engine production. This included $17 million for medium heavy-duty engine models and $24.4 million for heavy-duty engine models. After completion of EPA testing of "high horsepower" medium heavy-duty engines, on March 11, 2003 Caterpillar released $8 million from the escrow account to the EPA. After completion of testing of the remaining medium heavy-duty engine models, on March 25, 2003 Caterpillar released the remaining $9 million from the medium heavy-duty engine escrow account and paid an additional $900,000 to the EPA because the tested level of NCPs for that engine family was slightly higher per engine than was anticipated at the time of the January 31 escrow deposit.

The following table reflects the 2002 impact of the emission standard changes:

2002 (millions of dollars)
Price (Engines Sold x Price Increase)	$20
Incremental Costs (Cost of Additional Materials)	(4)
NCPs (Engines Sold x Projected NCP per Engine)	(40)

Net Effect Pre-Tax	$(24)
Tax	7

Net Effect After Tax	$(17)

In addition to the above, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects is $21 million, of which $10 million was made in 2002. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

As of December 31, 2002 we expect the net unfavorable impact of emission standard changes in 2003 to be no more than 2002 as we estimate that significantly higher NCPs (approximately $93 million pre-tax), product cost increases and ramp-up production costs (approximately $76 million pre-tax), will be partially offset by price increases for bridge and ACERT engines (approximately $153 million pre-tax). For example, we estimate that we will sell 8,728 C-12 engines in 2003 that will be subject to NCPs. We also estimate that the blended (there are multiple models of the C-12) NCP per engine will be $5,103. Caterpillar is not required to make any payment to the EPA for these engines until PCA testing for the engine model has been completed. However, Caterpillar is required to place an amount equal to its estimated NCPs for that engine model into an escrow account on a quarterly basis. As a result, we will record approximately $93 million for NCPs as the bridge engines are produced and once PCA testing is completed for an engine model, we will pay the EPA the NCPs on these engine sales out of the established escrow accounts on a quarterly basis.

The following table reflects the projected 2003 impact of the emission standard changes:

2003 (millions of dollars)
Price (Bridge or ACERT Price Increase x Projected Engine Sales)	$153
Incremental Costs (Cost of Additional Materials)	(76)
NCPs (Projected NCP per Engine x Projected Engine Sales - banked credits)	(93)

Net Effect Pre-Tax	$(16)
Tax	4

Net Effect After Tax	$(12)

As reflected in this table, our projections for 2003 are subject to assumptions regarding projected NCPs, price increases and volumes. For example, our estimate of NCPs per engine could change from the $3600 average per heavy-duty engine based on the results of on-going EPA testing; this testing could impact both the NCP level per engine and the utilization of banked credits. However, we are able to make fairly accurate predictions of the results of the EPA tests due to our engineering knowledge, development process and internal testing during development. Our net price increase for heavy-duty bridge engines was successfully implemented on October 1, 2002; this increase was competitive with price increases implemented by other engine manufacturers on that date. With the introduction of ACERT engines in 2003, there will be an additional price increase to truck manufacturers that purchase our engines. This increase has been communicated to the truck manufacturers and is based on the additional value that we expect truck owners to receive from ACERT engines compared to our competitors as a result of better fuel economy, less maintenance and greater durability. The ultimate net price increase we are able to achieve for our ACERT engines is dependent upon marketplace acceptance of these engines versus competitive alternatives. While we estimate volume to the best of our ability, industry volume is an issue out of our control.

We will revise our disclosures in future filings accordingly if the actual NCP amount in 2003 vary materially from our projections, if the market unexpectedly will not bear the planned price increase or if our estimated volumes prove to have been materially too conservative or optimistic.

On August 30, 2002, a World Trade Organization (WTO) arbitration panel determined that the European Union (EU) may impose up to $4.04 billion per year in retaliatory tariffs if the U.S. tax code is not brought into compliance with an August 2001 WTO decision that found the extraterritorial tax (ETI) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. Since August 2002, the EU has been developing a proposed list of U.S. origin products on which the EU could impose tariffs as high as 100 percent of the value of the product. Negotiations among EU Member States, the European Commission, and the private sector over which products are listed have been intense. That list has not yet been finalized, the EU has not announced that they will impose a retaliatory tariff, and it is unclear the extent to which the Company's products will be subject to a retaliatory tariff but based on what we know today, we do not believe it will materially impact our financial results. Assuming the EU implemented a retaliatory tariff and certain company products were subject to 100 percent tariffs, the company's competitive position in the European market would not be significantly affected. The company has production facilities in the EU, Russia, Asia, and South America that would not be affected by a retaliatory tariff aimed at U.S. origin products. If the EU implemented its proposed retaliatory tariff, increased pressure would be placed on Congress to repeal ETI, possibly during the 108th Congress. Based on current information related to this matter, it is not possible to predict how the U.S. legislative process will affect the company's 2003 tax liability, but based on what we know today, we do not believe the impact, if any, will be material in 2003.

On January 16, 2002, Caterpillar commenced an action against Navistar International Transportation Corporation and International Truck and Engine Corporation (Navistar). Caterpillar seeks a declaratory judgment upholding a long-term purchase contract plus damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar filed its First Amended Complaint to add four additional defendants and to add claims alleging that two of the new defendants colluded with Navistar to utilize technology misappropriated from Caterpillar. At December 31, 2002, the past due receivable from Navistar related to this case was $104 million. On January 17, 2002, Navistar commenced an action against Caterpillar that alleges we breached various aspects of the long-term purchase contract. On April 2, 2002, the Court granted Caterpillar's Motion for Involuntary Dismissal of this action; Navistar subsequently asserted its claims as counterclaims in the action Caterpillar filed in Peoria. We believe Navistar's claims are without merit, and resolution of these matters will not have a material impact on our financial statements.

On May 7, 2002, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its third amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has effectively been terminated. Caterpillar denies International's claims and will vigorously contest them. The company further believes that final resolution of this matter will not have a material impact on our financial statements. This matter is not related to the breach of contract action brought by Caterpillar against International currently pending in the Circuit Court of Peoria County, Illinois.

POSTRETIREMENT BENEFITS
In 2002 we recognized a net pension benefit of $73 million compared with a benefit of $163 million in 2001. The decrease was primarily a result of continued poor performance of the equity markets and lower than expected long-term returns on pension plan assets. SFAS 87, "Employers' Accounting for Pensions" requires companies to use an expected long-term rate of return for computing current year pension expense. Differences between the actual and expected returns are amortized into future earnings as actuarial gains and losses. At the end of 2002, unrecognized actuarial losses of $2.56 billion primarily reflect lower than expected returns on our pension plan assets.

Other postretirement benefit expense was $240 million in 2002, up $3 million from 2001. An increase resulting from several unfavorable items including inflation on health care costs and lower actual return on plan assets was almost entirely offset by changes to our U.S. benefit plans implemented during second quarter 2002. These changes include an increase in retiree cost sharing of health care benefits, elimination of company payments for Medicare part B premiums and significant reductions in retiree life insurance. In total, these changes lowered our existing benefit obligation by approximately $475 million, which will be amortized into earnings over seven years (the average remaining service period of employees affected by the plan changes). In addition to this amortization, our ongoing annual expense will decrease approximately $45 million from the plan changes. A benefit of $75 million reflecting the partial year impact of the plan changes (representing both the amortization and ongoing impact of the changes) was recognized in 2002. Unrecognized actuarial losses for other postretirement plans were $976 million at the end of 2002. These losses reflect lower than expected plan asset returns, higher than expected benefit costs, a decrease in the assumed discount rate and an increase in expected health care inflation. These losses will be amortized into future earnings in accordance with SFAS 106, "Employer's Accounting for Postretirement Benefits Other than Pensions."

The unrecognized actuarial losses will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes and other factors that impact pension and other postretirement benefit expenses.

SFAS 87 requires the recognition of an Additional Minimum Liability if the market value of plan assets is less than the accumulated benefit obligation at the end of the plan year. Based on these values, the company increased the Additional Minimum Liability by $892 million in the fourth quarter of 2002. This resulted in a decrease in Accumulated Other Comprehensive Income (a component of Shareholder's Equity on the Statement of Financial Position) of $610 million after tax. During 2002, the company made cash contributions of $135 million to its U.S. defined benefit pension plans, which make up about 85 percent of the company's total pension liability. The company continues to have adequate liquidity resources to fund plans, as it deems necessary. Future changes to the Additional Minimum Liability will be dependent on several factors including actual returns on our pension plan assets, company contributions, benefit plan changes and our assumed discount rate.

Actuarial assumptions have a significant impact on both pension and other postretirement benefit expenses. The effect of a one-percentage point change in our primary actuarial assumptions on 2002 benefit costs and year-end obligations is included in the table below.

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

Following are the effects of a one percentage-point change in our primary pension and other postretirement benefit actuarial assumptions on 2002 pension and other postretirement benefits costs and obligations:

	2002 Benefit Cost		Year-end Benefit Obligation
	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
	(Millions of dollars)
Pension benefits:
Assumed discount rate	$(33)	$26	$(991)	$1,146
Expected rate of compensation increase	29	(25)	222	(202)
Expected long-term rate of return on plan assets	(93)	93	--	--
Other postretirement benefits:
Assumed discount rate	(17)	28	(434)	485
Expected rate of compensation increase	2	(2)	12	(12)
Expected long-term rate of return on plan assets	(12)	12	--	--
Assumed health care cost trend rate	49	(31)	272	(230)

The assumed discount rate is used to discount future benefit obligations back to today's dollars. The U.S. discount rate is based on the Moody's Aa bond yield as of our measurement date, November 30. A similar process is used to determine the assumed discount rate for our non-U.S. pension plans. The discount rates used to calculate 2002 benefit plan expense were 7.3 percent for U.S. plans and 5.8 percent for non-U.S. plans. The discount rates for 2003 will be 7.0 percent for U.S. plans and 5.4 percent for non-U.S. plans.

The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. It represents average long-term salary increases. The 2002 rate was 4.0 percent for U.S. benefit plans and 3.2 percent for non-U.S. pension plans.

Our U.S. expected long-term rate of return on plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our pension assets. Based on historical performance, we add 1 percent to the passive returns due to our active management. A similar process is used to determine this rate for our non-U.S. pension plans. The expected long-term rates of return used to calculate 2002 benefit plan expense were 9.8 percent for U.S. plans and 7.6 percent for non-U.S. plans. The expected long-term rates of return for 2003 will be 9.0 percent for U.S. plans and 7.1 percent for non-U.S. plans.

The assumed health care trend rate represents the rate at which health care costs are assumed to increase. To calculate 2002 benefit expense, we assumed an increase of 10.6 percent for 2002. This rate was assumed to decrease gradually to the ultimate health care trend rate of 4.5 percent in 2009. This rate represents 2.5 percent general inflation plus 2.0 percent additional health care inflation. Based on our recent expenses and our forecast of changes, we expect an increase of 9.0 percent during 2003 with no change to the ultimate trend rate.

SENSITIVITY
Foreign Exchange Rate Sensitivity
Based on the anticipated and firmly committed cash inflow and outflow for our Machinery and Engines operations for the next 12 months and the foreign currency derivative instruments in place at year end, a hypothetical 10 percent weakening of the U.S. dollar relative to all other currencies would adversely affect our expected 2003 cash flow for our Machinery and Engines operations by $39 million. Last year, similar assumptions and calculations yielded a potential $62 million adverse impact on 2002 cash flow. We determine our net exposures by calculating the difference in cash inflows and outflows by currency and adding or subtracting outstanding foreign currency derivative instruments. We multiply these net amounts by 10 percent to determine the sensitivity.

Since our policy for Financial Products operations is to hedge the foreign exchange risk when the currency of our debt portfolio does not match the currency of our receivable portfolio, a 10 percent change in the value of the U.S. dollar relative to all other currencies would not have a material effect on our consolidated financial position, results of operations or cash flow. Neither our policy nor the effect of a 10 percent change in the value of the U.S. dollar has changed from that reported at the end of last year.

The effect of the hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results would probably be different from the sensitivity effects shown above. In addition, it is unlikely that all currencies would uniformly strengthen or weaken relative to the U.S. dollar. In reality, some currencies may weaken while others may strengthen.

 Interest Rate Sensitivity
 For our Machinery and Engines operations, we have the option to use interest rate swaps to lower the cost of borrowed funds by attaching fixed-to-floating interest rate swaps to fixed-rate debt. However, we currently do not have any interest rate swaps. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect 2003 pretax earnings of Machinery and Engines by $2 million. Last year, similar assumptions and calculations yielded a potential $3 million adverse impact on 2002 pretax earnings. This effect is caused by the interest rate fluctuations on our short-term debt.

For our Financial Products operations, we use interest rate derivative instruments primarily to meet our match funding objectives and strategies. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would adversely affect the 2003 pretax earnings of Financial Products by $15 million. Last year, similar assumptions and calculations yielded a potential $15 million adverse impact on 2002 pretax earnings. To estimate the impact of interest rate sensitivity on our income, we compute the difference in baseline and sensitized interest expense over the next 12 months. We determine the baseline interest expense by applying a market interest rate to the unmatched portion of our debt portfolio. The unmatched portion of our portfolio is an estimate of fixed-rate assets funded by floating rate liabilities. We incorporate the effects of interest rate swap agreements in the estimate of our unmatched portfolio. We determine the sensitized interest expense by adding 100 basis points to the market interest rate applied to baseline interest expense and apply this rate to the unmatched portfolio. Our analysis assumes no new fixed-rate assets were extended and no further action was taken to alter our current interest rate sensitivity.

The effect of the hypothetical change in interest rates ignores the effect this movement may have on other variables including changes in actual sales volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also ignored. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

OUTLOOK
Economic and Industry Summary
 Worldwide economic and geopolitical uncertainties remained at relatively elevated levels in the early weeks of 2003. We expect this will dampen the economic recovery in the first half of 2003, but growth is expected to accelerate in the second half, leading to worldwide growth of about 3 percent for the year as a whole. In this environment, industry opportunity is expected to be about the same as 2002. Our outlook is based on and subject to the following economic and business condition assumptions: (1) the geopolitical tensions in the Middle East remain high, but do not degenerate into a major lengthy armed conflict, (2) the benefits from lower European interest rates offset fiscal tightening in several major European countries, (3) the U.S. Congress approves in early 2003 about $30 billion in current fiscal year transportation funding and additional fiscal stimulus measures are passed by the end of the second quarter and (4) investor confidence improves as corporate earnings grow and trust is restored in the reliability of corporate reporting and oversight.

North America
Geopolitical and federal policy uncertainties in early 2003 are expected to dampen the strength of the first-half economic recovery. We assume these uncertainties will diminish and become less of a drag on growth in the second half of 2003. For the year as a whole, we expect economic growth of about 3 percent, supported by low interest rates and fiscal stimulus policies. The U.S. Congress is expected to pass a large fiscal stimulus package in the first half of 2003. The package, combined with the positive impact of previously enacted federal stimulus measures, is expected to more than offset state budget cutbacks, with most of the positive impact in the second half of the year. In addition, improved corporate earnings and cash flows, more accommodating credit conditions and a return to more normal commercial insurance coverage are also expected to provide support for stronger business capital spending in the second half of 2003. Construction activity is expected to be about flat, while industrial and mining activity is expected to be up about 3 percent. Industry sales of construction, industrial and mining machinery are expected to be about flat. Industry demand for reciprocating and turbine engines is expected to be down about 5 percent.

EAME
 In EAME, we expect economic growth in Europe of about 2 percent, and about 5 percent growth in the CIS, Africa and the Middle East. While a recovery in Europe is expected, it will be restrained by a stronger euro and ongoing fiscal restraint in several major industrial countries. In Africa and the Middle East, oil exporters and precious metal producers are expected to benefit from good price levels, whereas most other commodity prices are expected to remain weak. We expect the CIS to grow at a solid rate, driven mainly by continued strong expansion of the oil and gas industry. Machine industry sales in EAME are expected to be about flat, while engine industry sales are also expected to be about flat.

Latin America
 Market conditions in Latin America are expected to be mixed. We expect overall economic growth rates in Mexico and Argentina to improve, leading to higher industry sales. Industry sales in Peru are expected to be about flat. Relatively slow growth in Brazil and Chile and continued political instability in Venezuela are expected to lead to lower industry machine sales in these markets. For Latin America in total, machine and engine industry sales are expected to be down about 10 percent.

Asia/Pacific
 We expect good overall economic growth in the Asia/Pacific region (excluding Japan) based on moderate growth in Australia and continued good growth in the developing economies, particularly southeast Asia, China and India. In Japan, economic and business conditions are expected to continue to be difficult, and machine industry sales are projected to be about flat at cyclically depressed levels. Industry machine sales in the Asia/Pacific region are expected to be up about 10 percent, while engine and turbine industry sales are projected to be down about 5 percent.

Company Summary
 Company sales and revenues are expected to be about the same as 2002. Company sales in EAME are projected to be up about 4 percent, while company sales into Asia/Pacific are expected to be up about 2 percent. In North America, company sales are expected to be down about 3 percent, while company sales in Latin America are expected to be down about 10 percent.

Financial Products revenues are expected to increase approximately 10 percent, primarily driven by Cat Financial's record portfolio additions in 2002.

We anticipate improved operational results will offset most of the $300 million or approximately 60 cents per share of higher retiree pension, health care and related benefit costs. Therefore, despite flat sales and revenues and these increased costs, profit should be down only about 5 percent compared to 2002.

SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995

 Certain statements contained in our Management's Discussion and Analysis are forward-looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

World Economic Factors
 Our current outlook calls for moderate growth in the U.S. economy in 2003. Our outlook assumes that the events of September 11, 2001 and the resulting impact on the economy were a one-time event and that there will be no further events of this magnitude. If, however, there are other significant shocks or sequence of shocks, financial, economic or acts of war and/or political terror, there could be a more protracted negative impact on consumer spending, housing starts, and capital spending which would negatively impact company results.

U.S. GDP growth is expected to continue at moderate rates in 2003. Should recent interest rate reductions and fiscal stimulus measures fail to boost growth in the U.S. economy as expected, leading to renewed economic weakness, then sales of machines and engines may be lower than expected. The outlook also projects that economic growth will continue in Asia/Pacific, Africa & Middle East and the CIS. Growth is expected to improve in Europe, Japan and Latin America. If, for any reason, these projected growth rates or improvements do not occur, sales would likely be lower than anticipated in the affected region. Persistent weakness in the construction sector in Japan is leading to lower machine sales in the Japanese market. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result.

Economic recovery could also be delayed or weakened by growing budget or current account deficits or inappropriate government policies. In particular, our outlook assumes that Europe, the United Kingdom and Canada maintain economic stimulus policies and that the Japanese government remains committed to stimulating their economic recovery with appropriate monetary and fiscal policies. The outlook also assumes that the Brazilian government follows through with promised fiscal and structural reforms; and that the Venezuela crisis is confined to Venezuela and does not spill over to negatively impact growth prospects in neighboring countries. If political instability continues to deteriorate leading to negative spillover effects, this could result in greater regional economic and financial uncertainty and weaker regional growth.

Our outlook for 2003 also assumes that currency markets remain relatively stable, that average world oil prices fluctuate in a range of $22 to $29 a barrel, and equity markets recover. If commodity and/or currency markets experience a significant increase in volatility, and/or stock markets show further weakness, uncertainty would increase, both of which would result in slower economic growth, lower sales and potential impairment of investments. In addition, an eruption of political violence in the Middle East or a lengthy armed conflict with Iraq could lead to oil supply disruptions and persistent upward pressure on oil prices. In this case business and consumer confidence would fall and inflation pressures would move up leading to slower world economic growth and lower company sales. The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken company sales.

Commodity Prices
 The outlook for our sales also depends on commodity prices. Industrial metal prices recovered in 2002, and further gains are projected in 2003. But production rates are depressed and machine sales to the industrial metals industry are expected to be about flat. Oil prices remained flat near $25 in 2002. We are expecting oil prices to be about flat - an average price of $22 to $29 a barrel in 2003. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices (oil, oil sands, coal and natural gas) are expected to be about flat. If, for whatever reason, average oil prices are significantly higher in 2003, our results would be negatively impacted.

Extended weakness in world economic growth could lead to sharp declines in commodity prices and production and lower than expected sales to the industrial metals and agriculture sectors.

Monetary and Fiscal Policies
 For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for a product. In the United States, the Federal Reserve reduced interest rates in 2002. These actions, together with projected federal tax cuts, and other fiscal stimulus measures are expected to lead to moderate U.S. growth in 2003, with some acceleration in momentum in the second half. In Europe, the European Central Bank reduced interest rates in 2002, further reductions are expected and growth in Europe is expected to improve in 2003. However, recent currency movements leading to a stronger euro may dampen European growth prospects in 2003 and this would cause machine sales to be lower than expected.

In general, higher than expected interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand. The current outlook is for moderate U.S. growth in 2003 near 3%. This is expected to lead to about flat industry sales levels. If, for whatever reason, there was a setback leading to weak or negative growth in 2003, then demand for company products could fall in the U.S. and Canada and would also be lower throughout the rest of the world.

Political Factors
 Political factors in the U.S. and abroad have a major impact on global companies. In 2001, the U.S. Congress enacted a tax cut with the first reductions effective in the third and fourth quarters of 2001 and with additional benefits in 2002, which is having and should continue to have a positive impact on the U.S. economy. The company is one of the largest U.S. exporters as a percentage of sales. International trade and fiscal policies implemented in the U.S. this year could impact the company's ability to expand its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. There are a number of significant political developments in Latin America, Asia, and Africa/Middle East which are expected to take place in 2003 that could affect U.S. trade policies and/or de-stabilize local market conditions leading to lower company sales. In particular, a recent escalation of political uncertainty in Venezuela and the Middle East is contributing to a decline in business confidence and reduced capital investment intentions.

In addition, significant political and economic instability persists in Argentina, Venezuela, the Middle East and Indonesia. Our outlook assumes that the effects of instability in Venezuela will be confined to Venezuela and not spread to other countries in the region. Our outlook also assumes that stability will ultimately be restored in Argentina, Indonesia and Venezuela through democratic means. If, however, the instability persists, worsens or spreads to other countries in the region, it could materially impact company sales into Argentina, Indonesia, Venezuela and other countries in the region. In addition, our outlook assumes that the recent escalation of the conflict in the Middle East does not deteriorate further into a significant armed conflict. In addition, we assume that recent terrorist incidents in Indonesia do not lead to a major, persistent escalation of political and economic uncertainty in that country.

In recent months there has been a significant escalation in political tensions in North Korea. Caterpillar does not sell machine or engine products to North Korea and our outlook assumes there will not be a military conflict there. If, however, there is a significant escalation of political tensions in North Korea, leading to a significant military build-up or increase in hostilities between North and South Korea, it could have a negative impact on sales to South Korea and other neighboring countries in the Asia/Pacific region.

Our outlook also assumes that there will be no major, lengthy armed conflict in Iraq. If such a lengthy armed conflict does arise, it is Iikely business and consumer confidence will drop sharply, resulting in stagnant worldwide economic growth and declines in worldwide business demand. In this scenario, worldwide company sales would likely fall about 10 percent from 2002.

Currency Fluctuations
 Currency fluctuations are also an unknown for global companies. The company has facilities in major sales areas throughout the world and significant costs and revenues in most major currencies. This diversification greatly reduces the overall impact of currency movements on results. However, if the U.S. dollar strengthens suddenly against foreign currencies, the conversion of net non-U.S. dollar proceeds to U.S. dollars would somewhat adversely impact the company's results. Since the company's largest manufacturing presence is in the U.S., any unexpected strengthening of the U.S. dollar versus key overseas currencies could have an unfavorable impact on our global competitiveness.

Dealer Practices
 A majority of the company's sales are made through its independent dealer distribution network. Dealer practices, such as changes in inventory levels for both new and rental equipment, are not within the company's control (primarily because these practices depend upon the dealer's assessment of anticipated sales and the appropriate level of inventory) and may have a significant positive or negative impact on our results. In particular, the outlook assumes that dealer inventories of new machines will be slightly lower at the end of 2003 than at the end of 2002. If dealers reduce inventory levels more than anticipated, company sales will be adversely impacted.

Other Factors
 The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects for highways underway. In 2000/2001 there was an increase in the volume of highway construction contracts, which had a positive impact on sales of certain types of equipment. Highway construction contracts in 2002 were up slightly, and heavy construction machine sales were also up slightly. However, an appropriations bill approving federal funding for highways, streets, bridges, airports, etc. for fiscal 2002/03 (the final year of the TEA 21 legislation) has been delayed. The baseline outlook assumes that a new transportation appropriations bill is passed in early 2003 that maintains funding levels in 2003 near 2002 levels. If funding is reduced, sales could be negatively impacted. Furthermore, if infrastructure spending plans are reduced by Federal and/or state governments due to budget constraints, machine sales will likely be lower in 2003.

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency (EPA), the company was required to meet certain emission standards by October 2002. The Consent Decree provides for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties (NCPs) on those engines. The company began shipping lower emission engines in October 2002 as a "bridge" until the fully compliant ACERT engines are introduced in 2003. These "bridge" engines require the payment of NCPs. Emissions standard changes negatively impacted our financial results in 2002, by $17 million after tax (5 cents per share). We expect the net unfavorable impact in 2003 to be no more than the 2002 impact. We do not anticipate having to pay any NCPs on our medium-duty engines in 2003 due to credits we banked in 2001 and 2002. Early in 2003, Caterpillar will begin ramping up production of medium-duty and heavy-duty compliant ACERT engines. We do not anticipate paying NCPs beyond 2003. If these assumptions are not realized, company performance could be negatively impacted.

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

Results may be impacted positively or negatively by changes in the sales mix. Our outlook assumes a certain geographic mix of sales as well as a product mix of sales. If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

The company operates in a highly competitive environment and our outlook depends on a forecast of the company's share of industry sales. An unexpected reduction in that share could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, a failure to price the product competitively, or an unexpected buildup in competitors' new machine or dealer owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

The environment also remains very competitive from a pricing standpoint. Additional price discounting would result in lower than anticipated price realization.

Inherent in the operation of the Financial Products Division is the credit risk associated with its customers. The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events, and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. While our policy is to use interest rate swap agreements to manage our exposure to interest rate changes and lower the costs of borrowed funds, if interest rates move upward more sharply than anticipated, it could negatively impact our results. With respect to our insurance operations, changes in the equity and bond markets could cause an impairment of the value of our investment portfolio, thus requiring a negative adjustment to earnings.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
 Information required by Item 7a is incorporated by reference from the following Notes to Consolidated Financial Statements - Note 1 "Derivative financial instruments" on page A-9, Note 2 "Derivative financial instruments and risk management" on pages A-10 through A-11 of the Appendix, Note 17 "Fair values of financial instruments" on page A-20 and Note 18 "Concentration of credit risk" on pages A-20 through A-21 of the Appendix. Other information required by Item 7a appears in Item 7 of this Form 10-K under "Sensitivity".

Item 8. Financial Statements and Supplementary Data.
Information required by Item 8 is incorporated by reference from the Report of Independent Accountants on page A-3 and the Financial Statements and Notes to Consolidated Financial Statements on pages A-4 through A-30 of the Appendix, as supplemented by Item 15 to this Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant.
Information required by Item 10 relating to identification of directors is incorporated by reference from "Directors Up For Election This Year for Terms Expiring in 2006," "Directors Remaining in Office Until 2005," and "Directors Remaining in Office Until 2004" on pages 3 and 4 of the Proxy Statement. Identification of executive officers appears in Item 1a of this Form 10-K. There are no family relationships between the officers and directors of the company. All officers serve at the pleasure of the board of directors and are regularly elected at a meeting of the board of directors in April of each year. Information required by Item 10 relating to compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" on page 25 of the Proxy Statement.

Item 11. Executive Compensation.
Information required by Item 11 is incorporated by reference from "Director Compensation" on page 6, "Performance Graph" on page 11, "Compensation Committee Report on Executive Officer and Chief Executive Officer Compensation" on pages 12 through 18, and "Executive Compensation Tables" on pages 19 through 21 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by Item 12 relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information (as of December 31, 2002)
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	38,927,275	$48.91	8,956,928
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	38,927,275	$48.91	8,956,928

Information required by Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference from "Caterpillar Stock Owned by Officers and Directors (as of December 31, 2002)" and "Persons Owning More than Five Percent of Caterpillar Stock (as of December 31, 2002)" on pages 9 through 11 of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.
Information required by Item 13 is incorporated by reference from "Certain Related Transactions" on page 7 of the Proxy Statement.

PART IV

Item 14. Controls and Procedures.
An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.  It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:
1.	Financial Statements (Incorporated by reference from the Appendix):

  Report of Independent Accountants (p. A-3)
  Statement 1 - Results of Operations (p. A-4)
  Statement 2 - Changes in Consolidated Stockholders' Equity (p. A-5)

  Statement 3 - Financial Position (p. A-6)
  Statement 4 - Statement of Cash Flow (p. A-7)
  Notes to Consolidated Financial Statements (pages A-8 through A-30) except Notes 1C and 21 are updated as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

1.  Operations and summary of significant accounting policies

C.  Sales and revenue recognition

Sales of Machinery and Engines are recognized when title transfers and the risks and rewards of ownership have passed to customers or independently owned and operated dealers.

Our standard invoice terms are established by marketing region. The dealer is responsible for payment even if the product is not sold to an end customer and must make payment within the standard terms to avoid interest costs. Interest at or above prevailing market rates is charged on any past due balance. Interest is not forgiven. In 2002, 2001 and 2000, terms were extended to not more than one year for $193, $224, and $144 of receivables, respectively. These amounts represent approximately 1% of consolidated sales for each year.

Sales with payment terms of more than one month were as follows:

	2002		2001		2000

Payment Terms (months)	Sales	Percent of Sales	Sales	Percent of Sales	Sales	Percent of Sales

2	$62	0.3%	$28	0.1%	$29	0.2%
3	118	0.6%	177	0.9%	92	0.5%
4	11	0.1%	6	0.0%	374	2.0%
5	447	2.4%	422	2.2%	28	0.1%
6	3,503	18.8%	4,056	21.3%	3,167	16.7%
7-12	465	2.5%	218	1.1%	1,159	6.1%

	$4,606	24.7%	$4,907	25.8%	$4,849	25.6%

Revenues of Financial Products represent primarily finance and lease revenues of Cat Financial, a wholly owned subsidiary. Finance revenues are recognized over the term of the contract at a constant rate of return on the scheduled uncollected principal balance. Lease revenues are recognized in the period earned. Recognition of income is suspended when collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and collection doubts are removed.

21.  Environmental and legal matters

The company is regulated by federal, state and international environmental laws governing our use of substances and control of emissions. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings or competitive position.

We are cleaning up hazardous waste at a number of locations, often with other companies, pursuant to federal and state laws. When it is likely we will pay clean-up costs at a site and those costs can be estimated, the costs are charged against our earnings. In making that estimate, we do not consider amounts expected to be recovered from insurance companies and others.

The amount set aside for environmental cleanup is not material and is included in "Accrued expenses" in Statement 3 of the Consolidated Financial Statements on page A-6 of the Appendix. If a range of liability estimates is available on a particular site, we accrue the lower end of that range.

We cannot estimate costs on sites in the very early stages of cleanup. Currently, we have five sites in the very early stages of cleanup, and there is no more than a remote chance that a material amount for cleanup will be required.

Pursuant to a consent decree Caterpillar entered with the United States Environmental Protection Agency (EPA), the company was required to meet certain emission standards by October 2002. The decree provides that if the manufacturers were unable to meet the standards at that time they would be required to pay a non-conformance penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. The company began shipping lower emission engines in October 2002 as a bridge until fully compliant Advanced Combustion Emission Reduction Technology (ACERT) engines are introduced in 2003.

The consent decree also provided the ability to "bank" emissions credits prior to October 2002 that could be used to offset non-conforming engines produced after January 1, 2003. That is, if a company was able to produce and sell engines that were below the applicable standard prior to October 2002, then the company could apply the emission credits created by those engines to engines produced after January 1, 2003 that do not meet the consent decree standard. For example, an engine produced and sold prior to October 2002 that produced 3.5 grams of NOx as compared to 4.0 gram standard would create a 0.5 gram credit. This credit would be "banked" to be used to offset the NOx deficiency of an engine produced after January 1, 2003 that did not meet the consent decree standard. Given this scenario, a company could produce and sell a 3.0 gram engine in 2003 without paying an NCP even though the engine exceeds the 2.5 gram standard. Caterpillar has a legal right, as described in the consent decree, to use its banked credits as offsets against NCPs for non-compliant engines produced after December 31, 2002. The EPA has approved the process by which the credits are calculated.

We produced and sold 70,399 medium heavy-duty engines prior to October 2002 that yielded emissions below the applicable standard for that period, resulting in 20,987.8 Mg of medium heavy-duty banked credits. We expect to produce approximately 26,800 non-conforming medium heavy-duty engines after January 1, 2003, but we do not expect to pay any NCPs on these medium-duty engines in 2003 due to our banked credits. We produced and sold 958 heavy-duty engines in 2002 resulting in 1,230.2 Mg of heavy-duty banked credits. Of the approximately 25,800 non-conforming heavy-duty engines we expect to build after January 1, 2003, these banked credits are expected to offset the NCPs on approximately 3,000 of these units.

We began production of medium heavy-duty ACERT engines complying with the EPA emissions standards in early 2003. Caterpillar received certification from the EPA in January 2003 for the C9 diesel engine, the first of our new engines equipped with ACERT Technology. We began shipping of the C9 -- which was certified to the more stringent Transit Bus standards - in March. We received certification for our second ACERT equipped model, the C7 in March and this engine will be in production in June of 2003.

We anticipate that our heavy heavy-duty models -- the C13 and C15 (the ACERT versions of the current C-12 and C-15, respectively) -- will be in full production by October and the C11 (the ACERT version of the current C-10) will be in full production by December after the EPA has certified each engine. As a result, we do not anticipate paying NCPs beyond 2003.

The certification process is described in the consent decree and the regulations, and includes the following:

  The durability of the engine is established through testing to determine if the engine emissions change with time. An emissions deterioration factor is determined that represents the amount of emission deterioration that would be expected over the useful life of the engine.

  An emission data engine is tested according to the regulations. Emission levels are determined on various steady state and transient tests.

  The results from the two tests are submitted to the EPA in a certification application as proof that the engine meets the requirements along with additional information and a request that a certificate be granted.

  The EPA reviews the application and if all the regulatory requirements are met, a certificate is issued.

  If the engine exceeds the standard, the EPA issues a certificate for either a banked or an NCP engine. The NCP engine certificate requires Production Compliance Auditing (PCA) testing.

After receipt of the EPA certificate manufacturing and shipment of the certified engines can begin. Each engine is labeled to indicate that it is certified.

Our expense for NCPs was $40 million in 2002. This amount was based on levels that we believed the engines would perform when tested. For 2002, we paid NCPs on 6,195 heavy-duty units and 7,198 medium heavy-duty units, and in 2003 we estimate we will pay NCPs on 22,858 heavy-duty units. The actual NCP amount will not be known until final testing with the EPA is completed with all models during 2003. Our estimates of the NCP amounts are based on our knowledge of how each of the engine models is expected to perform in PCA testing. Caterpillar can make fairly accurate predictions of the emissions profiles of its engines due to its engineering knowledge, development process, and prior testing of its engines during development. PCA testing on medium heavy-duty engines has now been completed; PCA testing on heavy heavy-duty engines is on going. Therefore, while PCA testing has not been concluded, we are confident that our NCP and credit-consumption estimates will be fairly accurate.

Aside from $142 million in customary research and development expenses, emissions standard changes negatively impacted our 2002 financial results by $24 million ($17 million after tax or about 5 cents per share) as NCPs ($40 million pre-tax), product cost increases and ramp-up production costs ($4 million pre-tax) were partially offset by price increases for these engines ($20 million pre-tax). We recorded the $40 million for NCPs when the bridge engines were produced, and either have paid or will pay the EPA from an escrow account no later than 30 days after PCA testing on an engine class is complete. For example, on January 31, 2003, Caterpillar deposited $41.4 million (the recorded $40 million based on our estimates plus an additional $1.4 million following the completion of PCA testing) with an escrow agent for estimated NCPs related to fourth quarter 2002 bridge engine production. This included $17 million for medium heavy-duty engine models and $24.4 million for heavy-duty engine models. After completion of EPA testing of "high horsepower" medium heavy-duty engines, on March 11, 2003 Caterpillar released $8 million from the escrow account to the EPA. After completion of testing of the remaining medium heavy-duty engine models, on March 25, 2003 Caterpillar released the remaining $9 million from the medium heavy-duty engine escrow account and paid an additional $900,000 to the EPA because the tested level of NCPs for that engine family was slightly higher per engine than was anticipated at the time of the January 31 escrow deposit.

The following table reflects the 2002 impact of the emission standard changes:

2002 (millions of dollars)
Price (Engines Sold x Price Increase)	$20
Incremental Costs (Cost of Additional Materials)	(4)
NCPs (Engines Sold x Projected NCP per Engine)	(40)

Net Effect Pre-Tax	$(24)
Tax	7

Net Effect After Tax	$(17)

In addition to the above, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects is $21 million, of which $10 million was made in 2002. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

As of December 31, 2002 we expect the net unfavorable impact of emission standard changes in 2003 to be no more than 2002 as we estimate that significantly higher NCPs (approximately $93 million pre-tax), product cost increases and ramp-up production costs (approximately $76 million pre-tax), will be partially offset by price increases for bridge and ACERT engines (approximately $153 million pre-tax). For example, we estimate that we will sell 8,728 C-12 engines in 2003 that will be subject to NCPs. We also estimate that the blended (there are multiple models of the C-12) NCP per engine will be $5,103. Caterpillar is not required to make any payment to the EPA for these engines until PCA testing for the engine model has been completed. However, Caterpillar is required to place an amount equal to its estimated NCPs for that engine model into an escrow account on a quarterly basis. As a result, we will record approximately $93 million for NCPs as the bridge engines are produced and once PCA testing is completed for an engine model, we will pay the EPA the NCPs on these engine sales out of the established escrow accounts on a quarterly basis.

The following table reflects the projected 2003 impact of the emission standard changes:

2003 (millions of dollars)
Price (Bridge or ACERT Price Increase x Projected Engine Sales)	$153
Incremental Costs (Cost of Additional Materials)	(76)
NCPs (Projected NCP per Engine x Projected Engine Sales - banked credits)	(93)

Net Effect Pre-Tax	$(16)
Tax	4

Net Effect After Tax	$(12)

As reflected in this table, our projections for 2003 are subject to assumptions regarding projected NCPs, price increases and volumes. For example, our estimate of NCPs per engine could change from the $3600 average per heavy-duty engine based on the results of on-going EPA testing; this testing could impact both the NCP level per engine and the utilization of banked credits. However, we are able to make fairly accurate predictions of the results of the EPA tests due to our engineering knowledge, development process and internal testing during development. Our net price increase for heavy-duty bridge engines was successfully implemented on October 1, 2002; this increase was competitive with price increases implemented by other engine manufacturers on that date. With the introduction of ACERT engines in 2003, there will be an additional price increase to truck manufacturers that purchase our engines. This increase has been communicated to the truck manufacturers and is based on the additional value that we expect truck owners to receive from ACERT engines compared to our competitors as a result of better fuel economy, less maintenance and greater durability. The ultimate net price increase we are able to achieve for our ACERT engines is dependent upon marketplace acceptance of these engines versus competitive alternatives. While we estimate volume to the best of our ability, industry volume is an issue out of our control.

We will revise our disclosures in future filings accordingly if the actual NCP amount in 2003 vary materially from our projections, if the market unexpectedly will not bear the planned price increase or if our estimated volumes prove to have been materially too conservative or optimistic.

On January 16, 2002, Caterpillar commenced an action against Navistar International Transportation Corporation and International Truck and Engine Corporation (Navistar). Caterpillar seeks a declaratory judgment upholding a long-term purchase contract plus damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar filed its First Amended Complaint to add four additional defendants and to add claims alleging that two of the new defendants colluded with Navistar to utilize technology misappropriated from Caterpillar. At December 31, 2002, the past due receivable from Navistar related to this case was $104 million. On January 17, 2002, Navistar commenced an action against Caterpillar that alleges we breached various aspects of the long-term purchase contract. On April 2, 2002, the Court granted Caterpillar's Motion for Involuntary Dismissal of this action; Navistar subsequently asserted its claims as counterclaims in the action Caterpillar filed in Peoria. We believe Navistar's claims are without merit, and resolution of these matters will not have a material impact on our financial statements.

On May 7, 2002, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its third amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has effectively been terminated. Caterpillar denies International's claims and will vigorously contest them. The company further believes that final resolution of this matter will not have a material impact on our financial statements. This matter is not related to the breach of contract action brought by Caterpillar against International currently pending in the Circuit Court of Peoria County, Illinois.

2.	Financial Statement Schedule:
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.
(b)	There were eight reports (dated October 10, October 11, October 15, October 16 (2), November 8 (2), and December 19, 2002) filed on Form 8-K pursuant to Item 5 during the last quarter of 2002 and five additional reports filed on Form 8-K (dated January 23 (2), February 7, February 10 and February 18, 2003). No financial statements were filed as part of those reports.

(c)	Exhibits:
	3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
	3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 2 to Form 8-A filed December 11, 1996).
	3.3	Bylaws, amended and restated as of February 10, 1999 (incorporated by reference from Exhibit 3.3 to the Form 10-K for the year ended December 31, 1998).
4

Second Amended and Restated Rights Agreement dated as of October 18, 2002, between Caterpillar Inc. and Mellon Investor Services LLC (incorporated by reference from Exhibit 4 to Form 10-Q filed for the quarter ended September 30, 2002).

	10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of April 10, 2002.**
	10.2	Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement, amended and restated as of December 31, 2000.**
	10.3	Supplemental Pension Benefit Plan, as amended and restated (incorporated by reference from Exhibit 10.3 to the Form 10-K for the year ended December 31, 1999).
	10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002.**
	10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002**.
	10.6	Directors' Deferred Compensation Plan, as amended and restated through April 12, 1999 (incorporated by reference from Exhibit 10.6 to the 1999 Form 10-K).**
	10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).**
	10.8	Deferred Employees' Investment Plan, as amended and restated through December 1, 2002.**
	11	Statement re: Computation of per Share Earnings.
	12	Statement Setting Forth Computation of Ratios of Profit to Fixed Charges.
	13	Annual Report to Security Holders attached as an Appendix to the company's 2003 Annual Meeting Proxy Statement.
	21	Subsidiaries and Affiliates of the Registrant.
	23	Consent of Independent Accountants.
99.1

Certification of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and
F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Form 11-K for Caterpillar Foreign Service Employees' Stock Purchase Plan.

** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
March 31, 2003	By:	/s/ James B. Buda
James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

March 31, 2003	/s/ Glen A. Barton	Chairman of the Board, Director and Chief Executive Officer
(Glen A. Barton)
March 31, 2003	/s/ Vito H. Baumgartner	Group President
(Vito H. Baumgartner)
March 31, 2003	/s/ Douglas R. Oberhelman	Group President
(Douglas R. Oberhelman)
March 31, 2003	/s/ James W. Owens	Group President
(James W. Owens)
March 31, 2003	/s/ Gerald L. Shaheen	Group President
(Gerald L. Shaheen)
March 31, 2003	/s/ Richard L. Thompson	Group President
(Richard L. Thompson)
March 31, 2003	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)
March 31, 2003	/s/ David B. Burritt	Controller and Chief Accounting Officer
(David B. Burritt)

March 31, 2003	/s/ Lilyan H. Affinito	Director
(Lilyan H. Affinito)
March 31, 2003	/s/ W. Frank Blount	Director
(W. Frank Blount)
March 31, 2003	/s John R. Brazil	Director
(John R. Brazil)
March 31, 2003	/s/ John T. Dillon	Director
(John T. Dillon)
March 31, 2003	/s/ Eugene V. Fife	Director
(Eugene V. Fife)
March 31, 2003	/s/ Gail D. Fosler	Director
(Gail D. Fosler)
March 31, 2003	/s/ Juan Gallardo	Director
(Juan Gallardo)
March 31, 2003	/s/ David R. Goode	Director
(David R. Goode)
March 31, 2003	/s/ Peter A. Magowan	Director
(Peter A. Magowan)
March 31, 2003	/s/ William A. Osborn	Director
(William A. Osborn)
March 31, 2003	/s/ Gordon R. Parker	Director
(Gordon R. Parker)
March 31, 2003	/s/ Charles D. Powell	Director
(Lord Charles D. Powell)
March 31, 2003	/s/ Joshua I. Smith	Director
(Joshua I. Smith)

CERTIFICATIONS
I, Glen A. Barton, certify that:
1.	I have reviewed this annual report on Form 10-K of Caterpillar Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003		/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer
(Glen A. Barton)

I, F. Lynn McPheeters, certify that:
1.	I have reviewed this annual report on Form 10-K of Caterpillar Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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
6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003		/s/ F. Lynn McPheeters	Chief Financial Officer
(F. Lynn McPheeters)