Form 10-Q
period 2003-03-31
CATERPILLAR INC
filed 2003-05-14
CIK 18230

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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
Yes [  X  ] No [    ]

At March 31, 2003, 344,452,814 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the first quarter, you should read the entire document.

SUMMARY OF RESULTS

On April 16, 2003, Caterpillar Inc. (NYSE: CAT) reported first-quarter 2003 sales and revenues of $4.82 billion and profit of $129 million or 37 cents per share.

Sales and revenues of $4.82 billion were up 9 percent compared to $4.41 billion in the first quarter of 2002. Sales and revenues increased due primarily to currency-related price realization and some higher volume in truck engines and machines.

Profit of $129 million or 37 cents per share increased 61 percent compared to $80 million or 23 cents per share in the first quarter of 2002. Profit was up due to the favorable impact of improved operating efficiencies, better price realization (excluding currency) and higher volumes.

First-quarter revenues for Financial Products, which consists primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings Inc. (Cat Insurance) and their subsidiaries, were $440 million, up $38 million or 9 percent compared with first quarter 2002 due primarily to continued portfolio growth at Cat Financial.

Commenting on the quarter, Caterpillar Chairman and CEO Glen Barton said, "In this challenging and uncertain business environment, Caterpillar people around the world continued to demonstrate flexibility and sustained emphasis on cost reduction. This resulted in strong year-over-year improvement in financial results."

Caterpillar maintained its focus on diversification this quarter with new service agreements in Caterpillar Logistics Services Inc. (a wholly-owned subsidiary of Caterpillar Inc.), dealer expansion of Cat Rental Stores and continued portfolio growth at Cat Financial. Geographic diversity also benefited Caterpillar this quarter with strong growth in Asia, most significantly in China. In addition, Caterpillar recorded a substantial improvement this quarter in its percentage of industry sales for heavy-duty truck engines.

"We continue to invest in innovations such as our new clean-diesel engines with ACERTä technology. This is just one example of Caterpillar's commitment to making difficult choices today in pursuit of better long-term solutions. Customer reaction to our ACERT technology reflects the marketplace's perception that we made the right choice," said Barton.

Underlying these advancements in technology, diversification and growth is the company's commitment to 6 Sigma. "As a cornerstone of our strategy, the 6 Sigma process allows us to improve efficiency and reduce costs, which positions us to take full advantage of growth opportunities as the global economy recovers. In addition to product development, operations and marketing projects, we made significant strides in leveraging the value of 6 Sigma in support areas such as the consolidation of our global purchasing organization and the formation of regional human resource centers," Barton said. "We are seeing bottom-line 6 Sigma benefits multiply as we complete and replicate projects worldwide."

OUTLOOK

"Looking forward, we must view these positive results cautiously against a backdrop of continuing political unrest and delayed economic recovery. Our outlook has improved somewhat, but given the degree of uncertainty in the business environment, the balance of the year will prove challenging. We expect sales and revenues for 2003 to be flat to up 4 percent. Full-year profit per share is expected to range from $2.20 to $2.30," Barton said. (Complete outlook begins on page 22.)

Part I. FINANCIAL INFORMATION
 Item 1. Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	March 31,
	2003	2002
Sales and revenues:
Sales of Machinery and Engines	$4,424	$4,044
Revenues of Financial Products	397	365

Total sales and revenues	4,821	4,409

Operating costs:
Cost of goods sold	3,524	3,205
Selling, general and administrative expenses	676	649
Research and development expenses	152	171
Interest expense of Financial Products	120	123
Other operating expenses	122	91

Total operating costs	4,594	4,239

Operating profit	227	170

Interest expense excluding Financial Products	66	69
Other income (expense)	13	20

Consolidated profit before taxes	174	121

Provision for income taxes	49	36

Profit of consolidated companies	125	85

Equity in profit (loss) of unconsolidated affiliated companies	4	(5)

Profit	$129	$80

Profit per common share	$0.37	$0.23

Profit per common share - diluted [1]	$0.37	$0.23

Weighted average common shares (millions)
- Basic	344.3	343.6
- Diluted [1]	346.8	347.7

Cash dividends paid per common share	$0.35	$0.35
[1] Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Three Months Ended (Unaudited) (Dollars in millions)
	March 31,		March 31,
	2003		2002
Common stock:
Balance at beginning of period	$1,034		$1,043
Common shares issued from treasury stock	(1)		(7)

Balance at end of period	1,033		1,036

Treasury stock:
Balance at beginning of period	(2,669)		(2,696)
Shares issued: 03/31/03 - 197,747; 03/31/02 - 514,852	5		14

Balance at end of period	(2,664)		(2,682)

Profit employed in the business:
Balance at beginning of period	7,849		7,533
Profit	129	$129	80	$80

Balance at end of period	7,978		7,613

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	86		(17)
Aggregate adjustment for period	54	54	(32)	(32)

Balance at end of period	140		(49)

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 03/31/03-$383; 03/31/02-$82)	(771)		(161)
Aggregate adjustment for period	-	-	-	-

Balance at end of period (net of tax of: 03/31/03-$383; 03/31/02-$82)	(771)		(161)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(37)		(41)
Aggregate adjustment for period	(1)	(1)	4	4

Balance at end of period	(38)		(37)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 03/31/03-$4; 03/31/02-$17)	11		(26)
Gains/(losses) deferred during period (net of tax of: 03/31/03-$12; 03/31/02-$4)	(23)	(23)	(8)	(8)
(Gains)/losses reclassified to earnings (net of tax of: 03/31/03-$4; 03/31/02-$8)	8	8	15	15

Balance at end of period (net of tax of: 03/31/03-$4; 03/31/02-$13)	(4)		(19)

Available-for-sale securities:
Balance at beginning of period (net of tax of: 03/31/03-$17; 03/31/02-$13)	(31)		(24)
Gains/(losses) deferred during period (net of tax of: 03/31/03-$3; 03/31/02-$2)	(5)	(5)	(4)	(4)
(Gains)/losses reclassified to earnings (net of tax of 03/31/03-$1)	1	1	-	-

Balance at end of period (net of tax of: 03/31/03-$19; 03/31/02-$15)	(35)		(28)

Total accumulated other comprehensive income	(708)		(294)

Comprehensive income		$163		$55

Stockholders' equity at end of period	$5,639		$5,673

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
Assets	March 31, 2003	December 31, 2002
Current Assets:
Cash and short-term investments	$327	$309
Receivables - trade and other	2,896	2,838
Receivables - finance	6,741	6,748
Deferred and refundable income taxes	699	642
Prepaid expenses	1,343	1,328
Inventories	3,064	2,763

Total current assets	15,070	14,628

Property, plant and equipment - net	6,998	7,046
Long-term receivables - trade and other	71	66
Long-term receivables - finance	6,862	6,714
Investments in unconsolidated affiliated companies	792	747
Deferred income taxes	858	850
Intangible assets	279	281
Goodwill	1,402	1,402
Other assets	1,206	1,117

Total Assets	$33,538	$32,851

Liabilities
Current liabilities:
Short-term borrowings	1,637	2,175
Accounts payable	2,375	2,269
Accrued expenses	1,597	1,620
Accrued wages, salaries and employee benefits	1,093	1,178
Dividends payable	-	120
Deferred and current income taxes payable	111	70
Long-term debt due within one year	3,875	3,912

Total current liabilities	10,688	11,344

Long-term debt due after one year	12,744	11,596
Liability for post-employment benefits	4,038	4,038
Deferred income taxes and other liabilities	429	401

Total Liabilities	27,899	27,379

Contingencies	-	-

Stockholders' Equity
Common stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (03/31/03 and 12/31/02 - 407,447,312) at paid in amount	1,033	1,034
Treasury stock (03/31/03 - 62,994,498; 12/31/02 - 63,192,245) at cost	(2,664)	(2,669)
Profit employed in the business	7,978	7,849
Accumulated other comprehensive income	(708)	(742)

Total Stockholders' Equity	5,639	5,472

Total Liabilities and Stockholders' Equity	$33,538	$32,851

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Condensed Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Three Months Ended
	March 31,
	2003	2002
Cash flow from operating activities:
Profit	$129	$80
Adjustments for non-cash items:
Depreciation and amortization	332	296
Other	(15)	57
Changes in assets and liabilities:
Receivables - trade and other	(115)	(40)
Inventories	(301)	(289)
Accounts payable and accrued expenses	248	95
Other - net	(60)	(96)

Net cash provided by operating activities	218	103

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(86)	(152)
Expenditures for equipment leased to others	(261)	(231)
Proceeds from disposals of property, plant and equipment	160	120
Additions to finance receivables	(3,386)	(3,273)
Collection of finance receivables	2,995	2,473
Proceeds from the sale of finance receivables	269	665
Investments and acquisitions	(17)	(262)
Other - net	(40)	(39)

Net cash used for investing activities	(366)	(699)

Cash flow from financing activities:
Dividends paid	(120)	(120)
Common stock issued, including treasury shares reissued	-	6
Proceeds from long-term debt issued	2,053	1,389
Payments on long-term debt	(985)	(881)
Short-term borrowings - net	(773)	111

Net cash provided by financing activities	175	505

Effect of exchange rate changes on cash	(9)	(7)

Increase (Decrease) in cash and short-term investments	18	(98)

Cash and short-term investments at beginning of period	309	400

Cash and short-term investments at end of period	$327	$302

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.

A. Financial Statement Presentation

 In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three-month periods ended March 31, 2003 and 2002, (b) the changes in stockholders' equity for the three-month periods ended March 31, 2003 and 2002, (c) the consolidated financial position at March 31, 2003 and December 31, 2002, and (d) the consolidated statement of cash flow for the three-month periods ended March 31, 2003 and 2002, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Except for those amounts derived from the December 31, 2002 audited consolidated financial statements, amounts included throughout the first quarter 2003 Form 10-Q are unaudited.

B. Nature of Operations We operate in three principal lines of business:
(1)

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

(2)

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

(3)

Financial Products - financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. This line of business consists primarily of Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings Inc. (Cat Insurance) and their subsidiaries.

Our Machinery and Engines operations are highly integrated. Throughout the Notes, Machinery and Engines represents the aggregate total of these principal lines of business.

C. Stock-Based Compensation

 We use the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma net profit and earnings per share were:

	Three Months Ended March 31,
(Dollars in millions except per share data)	2003	2002
Profit, as reported	$129	$80
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(17)

Pro forma profit	$111	$63

Profit per share of common stock:
As reported:
Basic	$0.37	$0.23
Assuming dilution	$0.37	$0.23
Pro forma:
Basic	$0.32	$0.18
Assuming dilution	$0.32	$0.18

2.	The results for the three-month period ended March 31, 2003 are not necessarily indicative of the results for the entire year 2003.
3.	Environmental and Legal Matters

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

The amount accrued for environmental clean-up is not material and is included in "Accrued expenses" in the Statement of Financial Position. If a range of liability estimates is available on a particular site, we accrue at the lower end of that range.

We cannot estimate costs on sites in the very early stages of clean-up. Currently, we have five sites in the very early stages of clean-up, and there is no more than a remote chance that a material amount for clean-up will be required.

Pursuant to a consent decree Caterpillar entered with the United States Environmental Protection Agency (EPA), we were required to meet certain emission standards by October 2002. The decree provides that if the manufacturers were unable to meet the standards at that time they would be required to pay a non-conformance penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. We began shipping lower emission engines in October 2002 as a bridge until fully compliant Advanced Combustion Emission Reduction Technology (ACERT) engines are introduced in 2003.

The consent decree also provided the ability to "bank" emissions credits prior to October 2002 that could be used to offset non-conforming engines produced after January 1, 2003. That is, if a company was able to produce and sell engines that were below the applicable standard prior to October 2002, then the company could apply the emission credits created by those engines to engines produced after January 1, 2003 that do not meet the consent decree standard. For example, an engine produced and sold prior to October 2002 that produced 3.5 grams of NOx as compared to 4.0 gram standard would create an emissions credit. This credit would be "banked" to be used to offset the NOx deficiency of an engine produced after January 1, 2003 that did not meet the consent decree standard. Given this scenario, a company could produce and sell an engine that exceeds the 2.5 gram standard in 2003 without paying an NCP. Caterpillar has a legal right, as described in the consent decree, to use its banked credits as offsets against NCPs for non-compliant engines produced after December 31, 2002. The EPA has approved the process by which the credits are calculated.

As of March 31, 2003, we expect to produce approximately 25,800 non-conforming medium heavy-duty engines after January 1, 2003, but we do not expect to pay any NCPs on these engines in 2003 due to our banked credits. We produced and sold 958 heavy-duty engines in 2002 resulting in 1,230.2 Mg of heavy-duty banked credits. Of the approximately 35,600 non-conforming heavy-duty engines we expect to build after January 1, 2003, these banked credits are expected to offset the NCPs on approximately 1,100 of these units.

Caterpillar received certification from the EPA in January 2003 for the C9 diesel engine to be used in urban bus applications. This is the first EPA certification of our new engines equipped with ACERT Technology. We received certification for our second ACERT equipped model, the C7 in March and this engine will be in production in June of 2003.

We anticipate that our heavy heavy-duty models -- the C13 and C15 (the ACERT versions of the current C-12 and C-15, respectively) -- will be in full production in October and the C11 (the ACERT version of the current C-10) will be in full production in December. Earlier production models will be shipped beginning in the second quarter of 2003 in line with our OEMs new product introduction schedule. As a result, we do not anticipate paying NCPs beyond 2003.

The certification process as defined in the consent decree and regulations is complex, and includes the following:

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

Our expense for NCPs was $40 mililon pretax in 2002. This amount was based on levels that we believed the engines would perform when tested. For 2002, we paid NCPs on 6,195 heavy-duty units and 7,198 medium heavy-duty units, and in 2003 we estimate we will pay NCPs on 34,500 heavy-duty units. The actual NCP amount will not be known until final testing with the EPA is completed with all models during 2003. Our estimates of the NCP amounts are based on our knowledge of how each of the engine models is expected to perform in PCA testing. Caterpillar can make fairly accurate predictions of the emissions profiles of its engines due to its engineering knowledge, development process, and prior testing of its engines during development. PCA testing on medium heavy-duty engines has now been completed; PCA testing on heavy heavy-duty engines is on going. Therefore, while PCA testing has not been concluded, we are confident that our NCP and credit-consumption estimates will be fairly accurate.

As of March 31, 2003 we expect the net unfavorable impact of emission standard changes in 2003 to be $30 million (after tax) or $13 million (after tax) more adverse than in 2002 due to higher shipments of bridge engines. The following table reflects the projected 2003 impact of the emission standard changes:

Full-Year 2003 (Millions of dollars)
Price (Bridge or ACERT Price Increase x Projected Engine Sales)	$185
Production Cost Increases and Ramp-up Production Costs	(82)
NCPs (Projected NCP per Engine x Projected Engine Sales - banked credits)	$(144)

Net Effect PreTax	(41)
Tax	11

Net Effect After Tax	$(30)

As an example, we estimate that we will sell 11,000 C-12 engines in 2003 that will be subject to NCPs. We also estimate that the blended C-12 (there are multiple models of the C-12) NCP per engine will be $5,415. Caterpillar is not required to make any payment to the EPA for these engines until PCA testing for the engine model has been completed. However, Caterpillar is required to place an amount equal to its estimated NCPs for engine models for which testing has not been completed into an escrow account on a quarterly basis. As a result, we will record approximately $144 million pretax expense for NCPs as the bridge engines are produced. Once PCA testing is completed for an engine model, we will release escrowed funds to the EPA for the NCPs on the tested engines from the established escrow accounts as well as make future payments to the EPA for the NCPs for tested engines on a quarterly basis.

As reflected in this table, our projections for 2003 are subject to assumptions regarding projected NCPs, price increases and volumes. For example, our estimate of NCPs per engine could change from the $3,981 average per heavy-duty engine based on the results of on-going EPA testing; this testing could impact both the NCP level per engine and the utilization of banked credits. However, we are able to make fairly accurate predictions of the results of the EPA tests due to our engineering knowledge, development process and internal testing during development. Our net price increase for heavy-duty bridge engines was successfully implemented on October 1, 2002; this increase was competitive with price increases implemented by other engine manufacturers on that date. We implemented an additional price increase in the first quarter 2003 to truck manufacturers that purchase our heavy-duty ACERT engines. This increase has been communicated to the truck manufacturers and is based on the additional value that we expect truck owners to receive from ACERT engines compared to our competitors as a result of better fuel economy, less maintenance and greater durability. The ultimate net price increase we are able to achieve for our ACERT engines is dependent upon marketplace acceptance of these engines versus competitive alternatives. While we estimate volume to the best of our ability, industry volume is an issue out of our control.

In addition to the above, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects are $24 million, of which $3 million was made in the first quarter of 2003. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

We will revise our disclosures in future filings accordingly if the actual NCP amount in 2003 varies materially from our projections, if the market unexpectedly will not bear the planned price increase or if our estimated volumes prove to have been materially too conservative or optimistic.

We are a party to litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on our consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The lawsuit alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. Caterpillar seeks a declaratory judgment upholding the contract and more than $100 million in damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar filed its First Amended Complaint to add four new defendants -- Franklin Power Products, Inc., Newstream Enterprises, Sturman Industries, Inc., and Sturman Engine Systems, Inc. The Amended Complaint alleges that Franklin and Newstream failed to pay the contract price for shipments of unit injectors; Caterpillar seeks damages of approximately $2 million and $5 million from each defendant respectively. With respect to Sturman Industries, Inc. and Sturman Engine Systems, Inc., the Amended Complaint alleges that the two companies colluded with International to utilize technology that Sturman misappropriated from Caterpillar to help Navistar develop its G2 fuel system. The Amended Complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. At March 31, 2003, the past due receivable from Navistar related to this case was $111 million.

On May 7, 2002 International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its fourth amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002, and claims that Caterpillar made certain fraudulent misrepresentations with respect to the availability of engines during this time period. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has been effectively terminated. Caterpillar denies International's claims and will vigorously contest them. This matter is not related to the breach of contract action brought by Caterpillar against Navistar currently pending in the Circuit Court of Peoria County, Illinois.

4.	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible, long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred by capitalizing it as part of the carrying amount of the long-lived assets. As required by SFAS 143, we adopted this new accounting standard on January 1, 2003. The adoption of SFAS 143 did not have any impact on our financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, on January 1, 2003, we adopted the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of the recognition/measurement provisions did not have any impact on our financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and "grandfathered" qualifying special-purpose entities subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003 (none created or obtained in the first quarter of 2003). For variable interest entities, which we acquired before February 1, 2003, FIN 46 is applicable to us as of July 1, 2003. All of our variable interest entities are qualified special purpose entities, which are excluded from the requirements of FIN 46. We do not believe that the adoption of FIN 46, effective July 1, 2003 for entities acquired before February 1, 2003, will have a material impact on our financial statements.

5.	Inventories Inventories (principally "last-in, first-out" method) comprise the following:

(Millions of dollars)	March 31,	December 31,
	2003	2002
Raw materials	$1,064	$806
Work-in-process	296	316
Finished goods	1,518	1,454
Supplies	186	187

Total inventories	$3,064	$2,763

We had long-term material purchase obligations of approximately $361 million at March 31, 2003.

6.	Intangible Assets and Goodwill

As of March 31, 2003, total intangible assets were $279 million. This included $189 million of pension-related intangible assets. The remaining $90 million represents the net carrying value of intellectual property. The gross carrying amount of the intellectual property was $139 million with accumulated amortization of $49 million. Amortization expense for the three months ended March 31, 2003 was $3 million. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2003	2004	2005	2006	2007	Thereafter
$16	$15	$14	$12	$8	$25

During the three months ended March 31, 2003, no goodwill was acquired, impaired or disposed.

7.

Unconsolidated Affiliated Companies

Our investment in affiliated companies accounted for by the equity method consists primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. in Japan. Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending December 31) was as follows:

	Results of Operation
	Three Months Ended
	March 31,	March 31,
(Millions of dollars)	2003	2002
Sales	$713	$650
Cost of sales	569	513

Gross profit	$144	$137

Profit (loss)	$8	$(8)

Caterpillar's profit (loss)	$4	$(5)

	Financial Position
	March 31,	December 31,
(Millions of dollars)	2003	2002
Assets:
Current assets	$1,475	$1,389
Property, plant and equipment - net	1,095	1,209
Other assets	341	493

	2,911	3,091
Liabilities:
Current liabilities	1,247	1,117
Long-term debt due after one year	474	808
Other liabilities	269	249

	1,990	2,174

Ownership	$921	$917

Caterpillar's investment in unconsolidated affiliated companies
Investment in equity method companies	$460	$437
Plus: Investment in cost method companies	332	310

Total investment in unconsolidated affiliated companies	$792	$747

8.	Segment Information

Caterpillar is organized based on a decentralized structure that has established accountabilities to continually improve business focus and increase our ability to react quickly to changes in both the global business cycle and competitors' actions. Our current structure uses a product, geographic matrix organization comprised of multiple profit center and service center divisions.

We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 18.

Business Segments Three Months Ended March 31, (Millions of dollars)
2003	Machinery and Engines								Financing & Insurance Services	Consolidated Total
	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$458	$50	$687	$254	$1,294	$1,340	$332	$4,415	$475	$4,890
Intersegment sales & revenues	1	1,650	517	53	1,197	33	403	3,854	0	3,854

Total sales and revenues	$459	$1,700	$1,204	$307	$2,491	$1,373	$735	$8,269	$475	$8,744

Accountable profit (loss)	$36	$90	$46	$(1)	$(120)	$20	$91	$162	$69	$231

Accountable assets at March 31, 2003	$514	$2,217	$1,103	$488	$3,665	$1,821	$2,258	$12,066	$17,704	$29,770

2002	Machinery and Engines								Financing & Insurance Services	Consolidated Total
	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$350	$31	$592	$325	$1,181	$1,274	$260	$4,013	$414	$4,427
Intersegment sales & revenues	1	1,615	461	57	1,129	35	367	3,665	0	3,665

Total sales and revenues	$351	$1,646	$1,053	$382	$2,310	$1,309	$627	$7,678	$414	$8,092

Accountable profit (loss)	$11	$10	$14	$13	$(129)	$0	$42	$(39)	$83	$44

Accountable assets at December 31, 2002	$436	$2,214	$991	$470	$3,757	$1,574	$2,297	$11,739	$17,417	$29,156

Reconciliation of Sales & Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2003:
Total external sales and revenues from business segments	$4,415	$475	$-	$4,890
Other	9	(35)	(43)	(69)

Total sales and revenues	$4,424	$440	$(43)	$4,821

Three Months Ended March 31, 2002:
Total external sales and revenues from business segments	$4,013	$414	$-	$4,427
Other	31	(12)	(37)	(18)

Total sales and revenues	$4,044	$402	$(37)	$4,409

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended March 31, 2003:
Total accountable profit from business segments	$162	$69	$231
Corporate costs	(23)	-	(23)
Methodology differences:
Inventory/cost of sales	(121)	-	(121)
Postretirement benefit expense	(43)	-	(43)
Financing costs	93	-	93
Other methodology differences	16	11	27
Other	10	-	10

Total profit before taxes	$94	$80	$174

Three Months Ended March 31, 2002:
Total accountable profit from business segments	$(39)	$83	$44
Corporate costs	(3)	-	(3)
Methodology differences:
Inventory/cost of sales	(137)	-	(137)
Postretirement benefit expense	16	-	16
Financing costs	75	-	75
Other methodology differences	112	7	119
Other	7	-	7

Total profit before taxes	$31	$90	$121

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
March 31, 2003:
Total accountable assets from business segments	$12,066	$17,704	$-	$29,770
Items not included in segment assets:
Cash and short-term investments	179	148	-	327
Intercompany trade receivables	398	297	(695)	-
Investment in affiliated companies	308	-	-	308
Investment in Financial Products	2,060	-	(2,060)	-
Deferred income taxes and prepaids	2,825	102	(132)	2,795
Intangible assets and other assets	1,879	-	-	1,879
Service center assets	776	-	-	776
Dealer receivables double counted in segment assets	(1,965)	-	-	(1,965)
Liabilities included in segment assets	776	-	-	776
Inventory methodology differences	(1,572)	-	-	(1,572)
Other	239	216	(11)	444

Total assets	$17,969	$18,467	$(2,898)	$33,538

December 31, 2002:
Total accountable assets from business segments	$11,739	$17,417	$-	$29,156
Items not included in segment assets:
Cash and short-term investments	146	163	-	309
Intercompany trade receivables	917	343	(1,260)	-
Investment in affiliated companies	283	-	-	283
Investment in Financial Products	1,961	-	(1,961)	-
Deferred income taxes and prepaids	2,802	75	(133)	2,744
Intangible assets and other assets	1,541	-	-	1,541
Service center assets	810	-	-	810
Dealer receivables double counted in segment assets	(1,857)	-	-	(1,857)
Liabilities included in segment assets	848	-	-	848
Inventory methodology differences	(1,590)	-	-	(1,590)
Other	493	149	(35)	607

Total assets	$18,093	$18,147	$(3,389)	$32,851

9.	Available-For-Sale Securities

Caterpillar Insurance and Caterpillar Investment Management, Ltd. had investments in certain debt and equity securities at March 31, 2003 that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. These fair values are included in "Other Assets" in the Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Statement of Financial Position). Realized gains and losses on sales of investments are determined using the specific identification method for debt instruments and the FIFO method for equity securities. Realized gains and losses are included in "Other income (expense)" in the Statement of Results of Operations.

	March 31, 2003
		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value
Government debt	$91	$1	$92
Corporate bonds	248	3	251
Equity securities	218	(60)	158

Total	$557	$(56)	$501

	December 31, 2002
		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value
Government debt	$89	$-	$89
Corporate bonds	208	1	209
Equity securities	220	(51)	169

Total	$517	$(50)	$467

The fair value of the available-for-sale debt securities at March 31, 2003, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$18
Due after one year through five years	$166
Due after five years through ten years	$27
Due after ten years	$132

Proceeds from sales of investments in debt and equity securities during the three months ended March 31, 2003 were $27 million. However, there were no realized gains or losses related to these sales included in current earnings for the three months ended March 31, 2003.

We recognized a $1 million pretax charge for the three months ended March 31, 2003, in accordance with the application of SFAS 115 for "other than temporary" declines in the market value of securities in the Cat Insurance investment portfolio. This charge was accounted for as a realized loss and was included in "Other income (expense)" in the Statement of Results of Operations. The cost basis of the impacted securities was adjusted to reflect this charge.

10.	Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices. Our "Risk Management Policy" (Policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate and commodity price exposure. Our derivative activities are subject to the management, direction and control of our Financial Officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

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

Our Machinery and Engines operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our Policy allows for managing anticipated foreign currency cash flow for up to four years.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed 90 days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts is undesignated. Gains of $3 million and $0.6 million on the undesignated contracts were recorded in current earnings ("Other income (expense)" in the Statement of Results of Operations) for the three months ended March 31, 2003, and March 31, 2002, respectively. Gains of $0.1 million and losses of $0.3 million due to changes in time value on options were excluded from effectiveness calculations and included in current earnings ("Other income (expense)") for the three months ended March 31, 2003, and March 31, 2002, respectively. As of March 31, 2003, $4 million of deferred net gains included in equity ("Accumulated other comprehensive income" in the Statement of Financial Position) is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2003.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. "Other income (expense)" included gains/(losses) of ($30 million) and $15 million for the three months ended March 31, 2003 and March 31, 2002, respectively, on the undesignated contracts, substantially offset by balance sheet remeasurement and conversion gains and losses.

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our Policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our Policy allows us to enter fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $2 million on the liquidated swaps were amortized to current earnings ("Other income (expense)") for the three months ended March 31, 2003 and March 31, 2002. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines forward rate agreements are 100% effective. As of March 31, 2003, $4 million of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of thirty years. There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2003.

Our Financial Products operations have a "match funding" objective whereby, within specified boundaries, the interest rate profile (fixed rate or floating rate) of their debt portfolio matches the interest rate profile of their receivable, or asset portfolio. In connection with that objective, we use interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the risk of deteriorating margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

Our Policy allows us to issue fixed-to-floating, floating-to-fixed, and floating-to-floating interest rate swaps to meet the "match funding" objective. We designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. As Financial Products fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $61 million and $34 million were offset completely by losses on hedged debt of $61 million and $34 million in current earnings ("Other income (expense)") for the three months ended March 31, 2003, and March 31, 2002, respectively. During the second quarter of 2002, our Financial Products operations liquidated four fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $1 million on the liquidated swaps were amortized to current earnings ("Interest expense of Financial Products") for the three months ended March 31, 2003. No gains were amortized to current earnings for the three months ended March 31, 2002. Financial Products' policy is to designate as cash flow hedges at inception of the contract most floating-to-fixed interest rate swaps. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Gains of $0.1 million and $0.3 million due to ineffectiveness on floating-to-fixed interest rate swaps were included in current earnings ("Other income (expense)") for the three months ended March 31, 2003, and March 31, 2002, respectively. As of March 31, 2003, $25 million of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products") over the next twelve months. As of March 31, 2002, $21 million of deferred net losses was expected to be reclassified to current earnings. There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2003.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains on the undesignated contracts of $1 million and $5 million were recorded in current earnings ("Other income (expense)") for the three months ended March 31, 2003, and March 31, 2002, respectively.

11.	Guarantees and product warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from the Dealer Capital Asset Trust (DCAT) in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees have terms ranging from one to four years and are secured primarily by dealer assets. At March 31, 2003, the total amount outstanding under these guarantees was $338 million and the related book value was zero, as no guarantees were issued or modified subsequent to December 31, 2002.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Generally, historical claim rates are developed using a 12-month rolling average of actual warranty payments. These rates are applied to the field population and dealer inventory to determine the liability.

	March 31,	December 31,
(Millions of dollars)	2003	2002
Warranty liability, January 1	$693	$652
Payments	(117)	(494)
Provision for warranty	129	535

Ending Warranty liability	$705	$693

12.	Computations of Profit Per Share

		Three Months Ended March 31,
	(Dollars in millions except per share data)	2003	2002
I.	Profit for the period (A):	$129	$80

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	344.3	343.6
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	2.5	4.1

	Average common shares outstanding for fully diluted computation (C)	346.8	347.7

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$0.37	$0.23
	Assuming full dilution (A/C)	$0.37	$0.23

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

 A.  Consolidated Results of Operations

 THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002
 First-quarter 2003 sales and revenues were $4.82 billion compared to $4.41 billion in the first quarter of 2002. The 9 percent increase was due to approximately $200 million improvement in price realization, two-thirds of which was attributable to the favorable impact of currency. In addition, we experienced some higher volume in truck engines and machines. Price realization is defined as the net impact of price changes, sales variances and currency fluctuations on sales. Sales variances include items such as warranty, special retail and wholesale incentive programs, and manufacturer and cash discounts.

Profit for first quarter 2003 was $129 million compared to $80 million in the first quarter of 2002. Favorable profit impacts included improved operational efficiencies of approximately $70 million, better price realization (excluding currency and on-highway truck and bus engines) of about $40 million, lower research and development expenses of about $25 million and the favorable profit impact of higher sales volume (net of unfavorable sales mix) of approximately $20 million. Offsetting these items were about $50 million in higher retiree pension, health care and related benefit costs and the net unfavorable impact of currency of $20 million. In addition, the changes in emission standards for on-highway truck and bus engines in North America resulted in a net unfavorable impact of approximately $20 million. The impact of changes in emission standards include nonconformance penalties, product cost increases and ramp-up production costs partially offset by price increases on these engines.

MACHINERY AND ENGINES
Sales (Millions of dollars)
		Total	North America	EAME *	Latin America**	Asia/ Pacific
	Three Months Ended March 31, 2003
	Machinery	$2,935	$1,532	$787	$183	$433
	Engines***	1,489	676	494	123	196

		$4,424	$2,208	$1,281	$306	$629

	Three Months Ended March 31, 2002
	Machinery	$2,671	$1,479	$663	$219	$310
	Engines***	1,373	614	418	146	195

		$4,044	$2,093	$1,081	$365	$505

*	Europe, Africa & Middle East and Commonwealth of Independent States
**	Latin America includes Mexico
***	Does not include internal engine transfers of $321 and $309 in 2003 and 2002, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
Refer to table on page 19 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $2.94 billion, an increase of $264 million or 10 percent from first quarter 2002. Sales volume was up 6 percent, the favorable impact of currency was 3 percent and improved price realization (excluding currency) was about 1 percent. Sales gains in North America, EAME and Asia/Pacific more than offset lower sales in Latin America. Sales in North America increased due to higher dealer retail sales to the heavy and general construction sectors and increased deliveries of machines to dealer rental operations. Sales increased in EAME due to the favorable effects of currency. Sales gains in Asia/Pacific were mainly due to higher retail demand and dealer inventory growth. Sales declined in Latin America due to reductions in dealer inventory.

Engine sales were $1.49 billion, an increase of $116 million or 8 percent from first quarter 2002. The favorable impact of currency was 4 percent, price realization (excluding currency) was about 3 percent and sales volume was up about 1 percent. First-quarter 2003 engine sales volume was up primarily due to an increase in North American heavy-duty truck engines.

Operating Profit (Loss) (Millions of Dollars)
	Three Months Ended
	March 31, 2003	March 31, 2002
Machinery	$217	$121
Engines	(51)	(14)

	$166	$107

Caterpillar operations are highly integrated; therefore, we use a number of allocations to determine lines of business operating profit.

Machinery operating profit increased 79 percent, or $96 million, from first quarter 2002. Favorable sales volume, improved price realization (excluding the impact of currency) and improved operating efficiencies were partially offset by the net unfavorable impact of currency and higher retiree pension, health care and related benefit costs.

Engine operating profit was $37 million lower than first quarter 2002 as improved operating efficiencies were more than offset by the profit impacts of changes in emission standards for on-highway truck and bus engines in North America (no impact in first quarter 2002), unfavorable sales mix and higher retiree pension, health care and related benefit costs.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three months ended
(Millions of dollars)	March 31, 2003	March 31, 2002
North American Geographic Region	$2,208	$2,093
Engine sales included in the Power Products segment	(676)	(616)
Company owned dealer sales included in the All Other segment	(75)	(78)
Other*	(117)	(125)

North American Marketing external sales	$1,340	$1,274

EAME Geographic Region	$1,281	$1,081
Power Products sales not included in the EAME Marketing segment	(404)	(348)
Other*	(190)	(141)

EAME Marketing external sales	$687	$592

Latin America Geographic Region	$306	$365
Power Products sales not included in the Latin America Marketing segment	(102)	(101)
Other*	50	61

Latin America Marketing external sales	$254	$325

Asia/Pacific Geographic Region	$629	$505
Power Products sales not included in the Asia/Pacific Marketing segment	(112)	(116)
Other*	(59)	(39)

Asia/Pacific Marketing external sales	$458	$350

* Represents primarily external sales of the Construction and Mining Products and the All Other segments.

FINANCIAL PRODUCTS
 This line of business consists primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings Inc. (Cat Insurance) and their subsidiaries. Cat Financial provides a wide range of financing alternatives for Caterpillar machinery and engines, Solar® gas turbines, as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

Financial Products revenues for the first quarter were $440 million, up $38 million or 9 percent compared with first quarter 2002. The favorable impact of approximately $63 million due to the continued portfolio growth of finance receivables and leases at Cat Financial was partially offset by the approximately $30 million impact of lower interest rates on finance receivables.

Operating profit for Financial Products was $80 million, up $4 million or 5 percent from first quarter 2002. The larger portfolio at Cat Financial favorably impacted profit by about $15 million, but was partially offset by a $10 million unfavorable impact of a decreased spread between receivable and debt rates.

INCOME TAXES
First-quarter tax expense reflects an estimated annual tax rate of 28 percent for 2003 and 30 percent for 2002 resulting from a change in the geographic mix of profits.

 UNCONSOLIDATED AFFILIATED COMPANIES
 The company's share of unconsolidated affiliated companies' profits increased $9 million from first quarter a year ago, due in part to improved profitability of Shin Caterpillar Mitsubishi Ltd. resulting from improved export business into the Asia/Pacific region.

SUPPLEMENTAL INFORMATION
 We are providing supplemental information including sales to users and dealer inventory levels. We sell our machines and engines to dealers to meet the demands of their customers, the end users.  Due to time lags between our sales to dealers and dealer sales to users we believe this information will help readers better understand our business.

Dealer Machine Sales to End Users and Deliveries to Dealer Rental Operations
Worldwide dealer sales (including both sales to end users and deliveries to dealer rental operations) were up 3 percent. This increase was achieved in the face of generally weak business conditions due primarily to relatively slow economic growth and continued geopolitical uncertainty.

Dealer sales in North America increased 6 percent from first quarter 2002. Sales benefited from a 27 percent growth in deliveries of machines to dealer rental operations. Sales increased in both the United States, up 2 percent, and Canada, up 37 percent. For the region, heavy construction sales were up 17 percent due to continued strong sales to highway construction and higher sales to sewer and water projects. Sales also increased to the general construction sector, up 14 percent, due to increased housing construction, which benefited from lower mortgage rates. Rising demand and improved cash flow for building material suppliers led to increased sales to quarry and aggregates, up 16 percent, and forestry, up 19 percent. Mining sales fell 34 percent, resulting from further sharp cutbacks in equipment purchases by coal mining companies.

Dealer sales in EAME declined 6 percent from 2002 due to 14 percent lower sales in Europe. Business conditions in Europe remained weak due to slow economic growth and uncertainty regarding the armed conflict in Iraq. Sales in the CIS increased sharply due to increased demand in general construction and mining sectors. Sales were 2 percent higher in Africa and the Middle East due largely to increased machine demand in South Africa.

In Asia/Pacific, dealer sales increased 7 percent due to continued strong sales in China, principally supported by road construction. For the region, sales were 10 percent higher in the heavy construction sector. Sales were also higher to the general construction sector, up 80 percent and the forestry sector also experienced strong growth. Sales also increased to the quarry and aggregates sector, up 30 percent; and the industrial sector, up 46 percent. Mining sales declined 27 percent due to a slowdown in equipment purchases by metal and coal mining companies.

Dealer sales in Latin America increased 11 percent primarily due to a major road-building project in Mexico, a major purchase by the government of Peru and several mining projects throughout the region. Beyond these projects, general business conditions remained weak especially in Brazil and Venezuela.

Dealer Inventories of New Machines
Worldwide dealer new machine inventories at the end of the first quarter were higher than a year ago. Lower inventory in Latin America was more than offset by higher inventories in North America, EAME and Asia/Pacific. Inventories compared to current selling rates were lower than year-earlier levels in EAME, Asia/Pacific and Latin America and higher in North America compared to year-earlier levels.

Engine Sales to End Users and OEMs
Worldwide engine sales to end users and OEMs in the first quarter of 2003 rose 1 percent compared to sales in first quarter of 2002. A 24 percent increase in sales to the on-highway truck and bus sector and 10 percent growth in sales into the industrial sector were offset by 7 percent lower sales into the petroleum sector, 8 percent lower sales into the marine sector, and 14 percent lower sales into the electric power sector. Similar to the business fundamentals discussed above for construction machinery, global engine sales were impacted by weak capital spending in industrialized countries, heightened concerns about Middle Eastern military developments, and depressed operating profits and continuing investor uncertainties concerning new electric utility and energy investments.

In North America, Caterpillar engine sales to end users rose 6 percent compared to first quarter 2002. Caterpillar sales of on-highway truck and bus engines rose 26 percent as rising North American industrial production, increased housing starts, rising truck tonnage hauled and higher freight rates offset higher diesel fuel prices and insurance costs. North American Free Trade Association (NAFTA) heavy-duty truck industry conditions have strengthened on-highway truck industry engine demand in early 2003 substantially compared to our earlier expectations. Caterpillar widened its leadership position in the NAFTA on-highway truck and bus engine industry due to a continuing gain in our percentage of industry sales in heavy-duty truck engines. Engine sales to users in the industrial sector rose 12 percent.

Caterpillar engine sales to end users and OEMs in electric power, marine and petroleum sectors did not benefit from rising industrial production and continued to be impacted by weak industry profits, continuing economic uncertainty and delayed new investments until Middle Eastern military developments are concluded. Caterpillar engine sales to end users and OEMs in the North American petroleum sector rose only 2 percent despite favorable crude oil and natural gas prices and a 16 percent increase in North American active drill rig activity. Sales to end users in the North American electric power sector declined 18 percent as large reciprocating engine demand was negatively impacted by weak electric utility profits and continuing investor uncertainty. Sales to end users and OEMs in the marine sector fell 36 percent, with most of this decline caused by weak demand for large engines used in workboat applications.

In EAME, overall sales to end users rose 4 percent, with 8 to 10 percent sales gains in the electric power, industrial and marine sectors more than offsetting 8 percent lower demand for engines and turbines sold to the petroleum sector. Caterpillar's engine sales benefited from a weaker U.S. dollar compared to its stronger position against the euro last year, but benefits from more favorable exchange rates were partially offset by sluggish economic trends in Western Europe and increased business uncertainty that further delayed new business investment decisions.

Sales to end users in Asia/Pacific in the first quarter were up 1 percent compared to last year with sales gains in industrial, up 49 percent, and the marine sector, up 13 percent, offset by a 12 percent decline in demand for engines used in the electric power sector and flat demand for engines used in the petroleum sector. Asia/Pacific sales of turbine engines were 11 percent lower than last year's strong first-quarter sales when large engine sales were unusually strong as select countries in Asia/Pacific increased oil and gas exploration and development to raise local energy production and offset higher costs of imported fuels.

Sales to end users in Latin America fell 35 percent, mostly caused by a 65 percent drop in engine sales into the electric power sector. Electric power sales last year benefited from abnormally strong demand for large reciprocating engines when Brazilian customers purchased large generator sets to meet a shortfall in hydroelectric power output. Latin American sales to end users in the petroleum sector fell 26 percent from last year as political and investor uncertainty in key oil-producing countries delayed purchase decisions of large engines.

Dealer Inventories of Engines
Worldwide dealer engine inventories at the end of the first quarter were lower than a year ago. Inventories were substantially lower in North America and Latin America but higher in EAME and Asia/Pacific. Inventories compared to current selling rates were lower than year-earlier levels in North America and Latin America but still above normal. Dealer inventories compared to current selling rates were higher than year-earlier levels in EAME and Asia/Pacific.

EMPLOYMENT
 At the end of first quarter 2003, Caterpillar's worldwide employment was 67,063 compared with 71,843 one year ago. Employment was reduced by 4,780, or about 7 percent, year over year.

OTHER MATTERS
Environmental and Legal Matters
The disclosure regarding environmental and legal matters contained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2002 Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 is updated by the following:

All Caterpillar bridge engines are unconditionally EPA certified, and market acceptance of our bridge engines has been strong. Caterpillar sales of heavy-duty engines to NAFTA On-highway truck manufacturers were up more than 30 percent over the first quarter of 2002 as reported in the Ward Communications report. While our projection for ACERT unit volumes remains unchanged for 2003, the surge in bridge engine demand will create an increase in nonconformance penalties that will only partially be offset with the price increases on this bridge engine product. We now expect the net unfavorable impact of changes to the emission standards for on-highway truck and bus engines during 2003 to be about $30 million after tax. In 2002 this unfavorable impact was $17 million. Although the negative impact of the changes in emission standards is higher, incremental sales of these engines do generate incremental margin.

OUTLOOK
 Economic and Industry Summary
 With events rapidly unfolding in the Iraqi war, we have adopted a "short-war" scenario for our outlook. The key assumptions of this scenario are as follows:

(1)  Uncertainties associated with the war have had a negative impact on business and consumer confidence and spending that is producing a limited period of lower overall growth.

(2)  The conflict is rapidly de-escalating as organized resistance by the Iraqi regime collapses, but sporadic unrest is expected to continue for some time.

(3)  With the cessation of major armed conflict, uncertainties will diminish, and business and consumer confidence will begin to recover in coming months.

(4)  Oil prices will move down to a range of $18-28 per barrel as Iraqi oil production is restored.

(5)  Worldwide economic growth will gradually respond to the reduced uncertainties and improved business climate, with improving growth evident in the last half of the year.

(6)  Initial reconstruction work in Iraq is expected to result in some sales of equipment in 2003, however the impact on Caterpillar will not be material.

In this environment we expect a minimal adverse impact from the war, resulting in worldwide industry machine unit sales about flat with 2002 levels, while engine demand is expected to be down about 2 percent. However, we do anticipate some changes in regional demand levels for machines and engines from our original outlook. A significant increase in industry sales in 2003 from last year's levels is now expected in Asia/Pacific, offset by flat to slightly lower demand in North America, a slight decline in EAME and a moderate decline in Latin America.

North America (United States and Canada)
 Overall growth in North America continued at a relatively slow pace in the early months of 2003, as high oil prices and war uncertainties restrained the growth of consumer and business spending. The construction sector was mixed, as strong activity in the housing market was offset by weak commercial development, industrial utilities and public construction. Growth is expected to remain below average through the second quarter. Industry machine demand declined by about 5 percent in the first quarter and is expected to be flat to down slightly for the year as a whole. The North American engine industry is expected to be down about 3 percent.

EAME
General economic conditions in EAME were weak early in the year, and remained weak through the first quarter in the face of high oil prices and geopolitical uncertainties. While some improvement is expected when the hostility ends and oil prices decline, momentum is weak and industry machine demand is expected to be down about 4 percent for the year as a whole. Engine industry demand is also expected to be down about 2 percent.

Latin America
Market conditions continue to be mixed. Several major markets are improving - Mexico, Chile and Peru. However, this is more than offset by slow to moderate growth in Brazil, low activity levels in Argentina as the economic recovery there is still in the early stages, and a collapse of demand in Venezuela due to severe political instability. Industry machine demand is expected to decline by about 15 percent. Latin American engine industry demand is also expected to decline significantly since robust electric power industry demand in Brazil is not repeating in 2003.

Asia/Pacific
 Overall economic conditions remained good in the first quarter, driven mainly by continued strong growth in China and India. Construction activity in Australia remains at good levels. We expect minimal adverse impact from the war and the SARS outbreak, as industry machine demand is expected to increase by about 25 percent in 2003. Slight growth in Asia/Pacific engine industry demand is expected, led by improving business prospects in the electric power sector.

Financial Products
 The "short-war" scenario is not expected to adversely impact Financial Products' 2003 results. Overall economic conditions in the first quarter facilitated continued growth in new retail financing business, portfolio size and revenue. We expect continued growth in Financial Products for the remainder of 2003, with revenues expected to increase approximately 10 percent versus 2002.

Company Summary
 Our outlook has improved somewhat, but given the degree of uncertainty in the business environment, the balance of the year will prove challenging. We expect sales and revenues for 2003 to be flat to up 4 percent. Full-year profit per share is expected to range from $2.20 to $2.30.

B. Liquidity & Capital Resources

Sources of funds
 We generate our capital resources primarily through operations. Consolidated operating cash flow was $218 million for the first quarter 2003, compared with $103 million for the first quarter 2002. The improvement is primarily the result of lower working capital requirements during 2003 as compared to 2002. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook beginning on Page 22.

Total debt as of March 31, 2003 was $18.3 billion, an increase of $573 million from year-end 2002. Debt related to Machinery and Engines decreased $171 million, primarily due to the retirement of a $250 million debt obligation with existing cash resources. Debt related to Financial Products increased $744 million due to portfolio growth at Cat Financial. We have a global credit facility of $4.55 billion available to both Machinery and Engines and Cat Financial to support commercial paper programs. Cat Financial may use up to 90 percent of the available facility subject to a maximum debt to equity and a minimum interest coverage ratio. Machinery and Engines may use up to 100 percent of the available facility subject to a minimum level of net worth. Based on these restrictions, and the allocation decisions of available credit made by management, the portion of the facility available to Cat Financial at March 31, 2003, was $3.95 billion. The facility is comprised of two components, $2,425 million expiring in September 2003 and $2,125 million expiring in September 2006. The facility expiring in September 2003 has a provision that allows Caterpillar to obtain a one-year loan in September 2003 that matures in September 2004. Our total credit commitments as of March 31, 2003 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products
Credit lines available:
Global credit facility	$4,550	$600	$3,950
Other external	1,382	631	751
Intercompany	-	653	826

Total credit lines available	5,932	1,884	5,527
Less: Global credit facility supporting commercial paper	1,825	-	1,825
Less: Utilized credit	310	131	179

Available credit	$3,797	$1,753	$3,523

We also generate funding through the securitization of receivables. Through the first quarter of 2003, we generated $269 million of capital resources from the securitization of trade receivables. As of March 31, 2003, we had trade and finance receivables of $2.97 billion and $13.60 billion, respectively.

We do not generate material funding through structured finance transactions.

Committed funds
We have committed cash outflow related to long-term debt (including that due within one year and classified as current), operating lease agreements, unconditional purchase obligations and other contractual obligations. Minimum payments for these long-term obligations are:

	(Millions of dollars)
	2003	2004	2005	2006	2007	After 2007	Total
Long-Term Debt:
Machinery and Engines	$33	$29	$27	$285	275	$2,833	$3,482
Financial Products	3,842	2,098	2,326	1,773	852	2,246	13,137

Total Long-Term Debt	3,875	2,127	2,353	2,058	1,127	5,079	16,619

Operating Leases	177	141	95	67	115	225	820
Other Long-Term Debt	65	64	55	53	68	86	391
Unconditional Purchase Obligations	67	66	62	45	44	77	361

Total Contractual Obligations	$4,184	$2,398	$2,565	$2,223	$1,354	$5,467	$18,191

We had commitments for the purchase of construction or capital assets of approximately $225 million at March 31, 2003.

We did not have contingent liabilities with more than a remote chance of occurrence at March 31, 2003.

Available-For-Sales Securities
 If the equity markets do not improve substantially, we expect a pretax charge of approximately $50 million for "other than temporary" impairment of available-for-sale securities during the remainder of 2003, in accordance with our accounting policy discussed below. This charge is included in our Outlook.

Machinery and Engines
Operating cash outflow was $81 million for the first quarter 2003, compared with $93 million for first quarter 2002. The improvement came mainly from higher profit during 2003.

Capital expenditures, excluding equipment leased to others, during first quarter 2003 were $81 million, a decrease of $64 million from first quarter 2002 due to tight controls on spending.

Financial Products
 Operating cash flow was $309 million for first quarter 2003, compared with $193 million for first quarter 2002. The improvement is primarily the result of lower working capital requirements in first quarter 2003 as compared to first quarter 2002. Cash used to purchase equipment leased to others was $261 million during first quarter 2003 compared to $231 million for 2002. In addition, net cash used for finance receivables was $122 million for first quarter 2003, compared to $135 million for 2002.

Financial Products debt was $14.70 billion at March 31, 2003, an increase of $744 million from December 31, 2002, and primarily comprised $11.24 billion of medium-term notes, $2.94 billion of commercial paper, $271 million of money market funds, $179 million of short-term notes payable to banks, $38 million of loans from a company-owned partnership and $34 million of long-term notes payable to banks. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At March 31, 2003, finance receivables past due over 30 days were 3.1 percent, compared with 4.8 percent at the end of March 31, 2002. The allowance for credit losses was 1.49% of finance receivables, net of unearned income, at March 31, 2003, compared to 1.46% at March 31, 2002. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $22 million or 0.15% of the average finance receivable portfolio, net of unearned income, as of March 31, 2003.

The ratio of debt to equity of Cat Financial was 7.7:1 at March 31, 2003, compared with 7.6:1 at March 31, 2002.

Financial Products was in compliance with all debt covenants at March 31, 2003.

C. Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, impairment of available for sale securities and reserves for warranty, product liability and insurance losses, postemployment benefits, post-sale discounts and credit losses. We use the following methods and assumptions in determining our estimates:

Residual values for leased assets - Determined based on the product, specifications, application and hours of usage. Each product has its own model for evaluation that includes market value cycles and forecasts. Consideration is also given to the number of machines that will be returned from lease during a given time frame.

Fair market values for goodwill impairment tests - Determined for each reporting unit by discounting projected cash flow for the upcoming five years and adding a year-five residual value based upon a market Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple.

Impairment of available-for-sale securities - Securities are reviewed monthly to identify market values below cost of 20 percent or more. If a decline for a debt security is in excess of 20 percent for 6 months, the investment is evaluated to determine if the decline is due to general declines in the marketplace or if the investment has been impaired and should be written down to market value pursuant to SFAS 115. After the 6-month period, debt securities with declines from cost in excess of 20 percent are evaluated monthly for impairment. For equity securities, if a decline from cost of 20 percent or more continues for a 12-month period, an other-than-temporary impairment is recognized without continued analysis.

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

Postemployment benefit reserve - Determined in accordance with SFAS 87,106 and 112 using the assumptions detailed Note 11 of our 2002 10-K.

Post-sale discount reserve - We extend numerous merchandising programs that provide discounts to dealers as products are sold to end users. The reserve is determined based on historical data adjusted for known changes in merchandising programs.

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

D. Pension and Other Postretirement Benefits

In the first quarter of 2003, we recognized pension expense of $36 million compared with a net pension benefit of $18 million in the first quarter of 2002. The increase was primarily a result of the impact of lower plan assets due to continued poor performance of the equity markets, lower expected long-term returns on pension plan assets and a lower assumed discount rate. SFAS 87, "Employers' Accounting for Pensions" requires companies to use an expected long-term rate of return for computing current year pension expense. Differences between the actual and expected returns are amortized into future earnings as actuarial gains and losses. At the end of 2002, unrecognized actuarial losses of $2.56 billion primarily reflected lower than expected returns on our pension plan assets.

Other postretirement benefit expense was $68 million in first-quarter 2003, down $11 million from first quarter last year. The decrease resulted from changes to our U.S. benefit plans implemented during the second quarter 2002, which more than offset several unfavorable items including inflation on health care costs and lower expected return on plan assets. These changes include an increase in retiree cost sharing of health care benefits, elimination of company payments for Medicare part B premiums and significant reductions in retiree life insurance. In total, these changes lowered our existing benefit obligation by approximately $475 million, which will be amortized into earnings over seven years (the average remaining service period of employees affected by the plan changes). In addition to this amortization, our ongoing annual expense will decrease approximately $45 million from the plan changes. The benefit from the plan changes was approximately $28 million during first quarter 2003.

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

SFAS 87 requires the recognition of an Additional Minimum Liability if the market value of plan assets is less than the accumulated benefit obligation at the plan measurement date. Future changes to the Additional Minimum Liability will be dependent on several factors including actual returns on our pension plan assets, company contributions, benefit plan changes and our assumed discount rate.

Although we have no mandatory U.S. Employment Retirement Income Security Act (ERISA) funding requirements during 2003, we may choose to fund our U.S. pension plans as we deem necessary. We are required to make nominal contributions to certain non-U.S. pension plans during 2003. We have adequate liquidity resources to fund both U.S. and non-U.S. pension plans.

E. Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis. The data has been grouped as follows:

Consolidated - Caterpillar Inc. and its subsidiaries.

Machinery and Engines - primarily our manufacturing, marketing and parts distribution operations, with Financial Products accounted for on the equity basis.

Financial Products - our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments - eliminations of transactions between Machinery and Engines and Financial Products.

Because the nature of operations of Machinery and Engines and Financial Products is different, especially with regard to the impact on financial position and cash flow items, this data allows readers to better understand our company and our financial results.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2003 (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$4,424	$4,424	$-	$-
Revenues of Financial Products	397	-	440	(43)[2]

Total sales and revenues	4,821	4,424	440	(43)

Operating costs:
Cost of goods sold	3,524	3,524	-	-
Selling, general and administrative expenses	676	582	114	(20)[3]
Research and development expenses	152	152	-	-
Interest expense of Financial Products	120	-	124	(4)[4]
Other operating expenses	122	-	122	-

Total operating costs	4,594	4,258	360	(24)

Operating profit	227	166	80	(19)

Interest expense excluding Financial Products	66	66	-	-
Other income (expense)	13	(6)	-	19 [5]

Consolidated profit before taxes	174	94	80	-

Provision for income taxes	49	20	29	-

Profit of consolidated companies	125	74	51	-

Equity in profit (loss) of unconsolidated affiliated companies	4	2	2	-
Equity in profit of Financial Products' subsidiaries	-	53	-	(53)[6]

Profit	$129	$129	$53	$(53)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products revenues earned from Machinery and Engines subsidiaries.
3 Elimination of expenses recorded by Machinery and Engines subsidiaries paid to Financial Products.
4 Elimination of interest expense recorded by Financial Products paid to Machinery and Engines subsidiaries.

5 Elimination of discount recorded by Machinery and Engines subsidiaries on receivables sold to Financial Products, and of interest income earned by Machinery and Engines subsidiaries from Financial Products.

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2002 (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$4,044	$4,044	$-	$-
Revenues of Financial Products	365	-	402	(37)[2]

Total sales and revenues	4,409	4,044	402	(37)

Operating costs:
Cost of goods sold	3,205	3,205	-	-
Selling, general and administrative expenses	649	561	108	(20)[3]
Research and development expenses	171	171	-	-
Interest expense of Financial Products	123	-	127	(4)[4]
Other operating expenses	91	-	91	-

Total operating costs	4,239	3,937	326	(24)

Operating profit	170	107	76	(13)

Interest expense excluding Financial Products	69	69	-	-
Other income (expense)	20	(7)	14	13 [5]

				-
Consolidated profit before taxes	121	31	90

Provision for income taxes	36	2	34	-

Profit of consolidated companies	85	29	56	-

Equity in profit (loss) of unconsolidated affiliated companies	(5)	(7)	2	-
Equity in profit of Financial Products' subsidiaries	-	58	-	(58)[6]

Profit	$80	$80	$58	$(58)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products revenues earned from Machinery and Engines subsidiaries.
3 Elimination of expenses recorded by Machinery and Engines subsidiaries paid to Financial Products.
4 Elimination of interest expense recorded by Financial Products paid to Machinery and Engines subsidiaries.

5 Elimination of discount recorded by Machinery and Engines subsidiaries on receivables sold to Financial Products, and of interest income earned by Machinery and Engines subsidiaries from Financial Products.

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Financial Position At March 31, 2003 (Millions of dollars)
			Supplemental Consolidating Data
	Consolidated		Machinery & Engines [1]		Financial Products		Consolidating Adjustments
Assets:
Current assets:	$		$		$		$
Cash and short-term investments		327		179		148		-
Receivables - trade and other		2,896		2,224		1,367		(695)[2]
Receivables - finance		6,741		-		6,741		-
Deferred and refundable income taxes		699		608		91		-
Prepaid expenses		1,343		1,348		6		(11)[3]
Inventories		3,064		3,064		-		-

Total current assets		15,070		7,423		8,353		(706)

Property, plant and equipment - net		6,998		4,733		2,265		-
Long-term receivables - trade and other		71		71		-		-
Long-term receivables - finance		6,862		-		6,862		-

Investments in unconsolidated affiliated companies		792		412		380		-
Investments in Financial Products subsidiaries		-		2,060		-		(2,060)[4]
Deferred income taxes		858		979		11		(132)[5]
Intangible assets		279		275		4		-
Goodwill		1,402		1,402		-		-
Other assets		1,206		614		592		-

Total assets		$33,538		$17,969		$18,467		$(2,898)

Liabilities
Current liabilities:
Short-term borrowings		1,637		72		1,837		(272)[6]
Accounts payable		2,375		2,401		143		(169)[7]
Accrued expenses		1,597		809		807		(19)[8]
Accrued wages, salaries and employee benefits		1,093		1,078		15		-
Deferred and current income taxes payable		111		57		54		-
Deferred liability		-		-		246		(246)[9]
Long-term debt due within one year		3,875		33		3,842		-

Total current liabilities		10,688		4,450		6,944		(706)
Long-term debt due after one year		12,744		3,449		9,295		-
Liability for postemployment benefits		4,038		4,038		-		-
Deferred income taxes and other liabilities		429		393		168		(132)[5]

Total liabilities		27,899		12,330		16,407		(838)

Contingencies		-		-		-		-

Stockholders' equity
Common stock		1,033		1,033		850		(850)[4]
Treasury stock		(2,664)		(2,664)		-		-
Profit employed in the business		7,978		7,978		1,284		(1,284)[4]
Accumulated other comprehensive income		(708)		(708)		(74)		74 [4]

Total stockholders' equity		5,639		5,639		2,060		(2,060)

Total liabilities and stockholders' equity		$33,538		$17,969		$18,467		$(2,898)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of receivables between Machinery and Engines and Financial Products.
3 Elimination of Machinery and Engines insurance premiums which are prepaid to Financial Products.
4 Elimination of Financial Products equity which is accounted for on Machinery and Engines on the equity basis.
5 Reclassification of Financial Products deferred tax liability to a deferred tax asset on a consolidated basis.
6 Elimination of Financial Products short-term borrowings from Machinery and Engines.
7 Elimination of payables between Machinery and Engines and Financial Products.
8 Elimination of prepaid insurance in Financial Products' accrued expenses.
9 Elimination of Financial Products deferred liabilities with Machinery and Engines.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2002 (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Assets:
Current assets:
Cash and short-term investments	$309	$146	$163	$-
Receivables - trade and other	2,838	2,712	1,386	(1,260)[2]
Receivables - finance	6,748	-	6,748	-
Deferred and refundable income taxes	642	579	63	-
Prepaid expenses	1,328	1,356	7	(35)[3]
Inventories	2,763	2,763	-	-

Total current assets	14,628	7,556	8,367	(1,295)

Property, plant and equipment - net	7,046	4,848	2,198	-
Long-term receivables - trade and other	66	66	-	-
Long-term receivables - finance	6,714	-	6,714	-
Investments in unconsolidated affiliated companies	747	398	349	-
Investments in Financial Products subsidiaries	-	1,961	-	(1,961)[4]
Deferred income taxes	850	971	12	(133)[5]
Intangible assets	281	277	4	-
Goodwill	1,402	1,402	-	-
Other assets	1,117	614	503	-

Total assets	$32,851	$18,093	$18,147	$(3,389)

Liabilities
Current liabilities:
Short-term borrowings	2,175	64	2,906	(795)[6]
Accounts payable	2,269	2,334	151	(216)[7]
Accrued expenses	1,620	840	806	(26)[8]
Accrued wages, salaries and employee benefits	1,178	1,161	17	-
Dividends payable	120	120	-	-
Deferred and current income taxes payable	70	35	35	-
Deferred liability	-	-	259	(259)[9]
Long-term debt due within one year	3,912	258	3,654	-

Total current liabilities	11,344	4,812	7,828	(1,296)
Long-term debt due after one year	11,596	3,403	8,193	-
Liability for postemployment benefits	4,038	4,038	-	-
Deferred income taxes and other liabilities	401	368	165	(132)[5]

Total liabilities	27,379	12,621	16,186	(1,428)

Contingencies	-	-	-	-

Stockholders' equity
Common stock	1,034	1,034	837	(837)[4]
Treasury stock	(2,669)	(2,669)	-	-
Profit employed in the business	7,849	7,849	1,232	(1,232)[4]
Accumulated other comprehensive income	(742)	(742)	(108)	108 [4]

Total stockholders' equity	5,472	5,472	1,961	(1,961)

Total liabilities and stockholders' equity	$32,851	$18,093	$18,147	$(3,389)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of receivables between Machinery and Engines and Financial Products.
3 Elimination of Machinery and Engines insurance premiums which are prepaid to Financial Products.
4 Elimination of Financial Products equity which is accounted for on Machinery and Engines on the equity basis.
5 Reclassification of Financial Products deferred tax liability to a deferred tax asset on a consolidated basis.
6 Elimination of Financial Products short-term borrowings from Machinery and Engines.
7 Elimination of payables between Machinery and Engines and Financial Products.
8 Elimination of prepaid insurance in Financial Products' accrued expenses.
9 Elimination of Financial Products deferred liabilities with Machinery and Engines.

Caterpillar Inc. Supplemental Data for Cash Flow For the Three Months Ended March 31, 2003 (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$129	$129	$53	$(53)[2]
Adjustments for non-cash items:
Depreciation and amortization	332	205	127	-
Profit of Financial Products	-	(53)	-	53 [3]
Other	(15)	3	(23)	5 [4]
Changes in assets and liabilities:
Receivables - trade and other	(115)	(53)	(35)	(27)[4]
Inventories	(301)	(301)	-	-
Accounts payable and accrued expenses	248	43	170	35 [4]
Other - net	(60)	(54)	17	(23)[4]

Net cash provided by (used for) operating activities	218	(81)	309	(10)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(86)	(81)	(5)	-
Expenditures for equipment leased to others	(261)	-	(261)	-
Proceeds from disposals of property, plant and equipment	160	-	160	-
Additions to finance receivables	(3,386)	-	(3,386)	-
Collection of finance receivables	2,995	-	2,995	-
Proceeds from the sale of finance receivables	269	-	269	-
Net intercompany borrowings	-	522	10	(532)[5]
Investments and acquisitions (net of cash acquired)	(17)	(7)	(10)	-
Other - net	(40)	(13)	(40)	13 [6]

Net cash provided by (used for) investing activities	(366)	421	(268)	(519)

Cash flow from financing activities:
Dividends paid	(120)	(120)	-	-
Common stock issued, including treasury shares reissued	-	-	13	(13)[6]
Net intercompany borrowings	-	(10)	(522)	532 [5]
Proceeds from long-term debt issued	2,053	79	1,974	-
Payments on long-term debt	(985)	(250)	(735)	-
Short-term borrowings - net	(773)	8	(781)	-

Net cash provided by (used for) financing activities	175	(293)	(51)	519

Effect of exchange rate on cash	(9)	(14)	(5)	10 [7]

Increase (Decrease) in cash and short-term investments	18	33	(15)	-
Cash and short-term investments at beginning of period	309	146	163	-

Cash and short-term investments at end of period	$327	$179	$148	$-

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products profit after tax due to equity method of consolidation.
3 Non-cash adjustment for the undistributed earnings from Financial Products.
4 Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5 Net proceeds and payments to/from Machinery and Engines and Financial Products.
6 Change in investment and common stock related to Financial Products.
7 Elimination of the effect of exchange on intercompany balances.

Caterpillar Inc. Supplemental Data for Cash Flow For the Three Months Ended March 31, 2002 (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$80	$80	$58	$(58)[2]
Adjustments for non-cash items:
Depreciation and amortization	296	201	95	-
Profit of Financial Products	-	(58)	-	58 [3]
Other	57	13	22	22 [4]
Changes in assets and liabilities:
Receivables - trade and other	(40)	(38)	50	(52)[4]
Inventories	(289)	(289)	-	-
Accounts payable and accrued expenses	95	46	9	40 [4]
Other - net	(96)	(48)	(41)	(7)[4]

Net cash provided by (used for) operating activities	103	(93)	193	3

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(152)	(145)	(7)	-
Expenditures for equipment leased to others	(231)	-	(231)	-
Proceeds from disposals of property, plant and equipment	120	23	97	-
Additions to finance receivables	(3,273)	-	(3,273)	-
Collection of finance receivables	2,473	-	2,473	-
Proceeds from the sale of finance receivables	665	-	665	-
Net intercompany borrowings	-	(8)	(20)	28 [5]
Investments and acquisitions (net of cash acquired)	(262)	(15)	(247)	-
Other - net	(39)	10	(49)	-

Net cash provided by (used for) investing activities	(699)	(135)	(592)	28

Cash flow from financing activities:
Dividends paid	(120)	(120)	-	-
Common stock issued, including treasury shares reissued	6	6	-	-
Net intercompany borrowings	-	19	8	(27)[5]
Proceeds from long-term debt issued	1,389	-	1,389	-
Payments on long-term debt	(881)	(62)	(819)	-
Short-term borrowings - net	111	304	(193)	-

Net cash provided by (used for) financing activities	505	147	385	(27)

Effect of exchange rate on cash	(7)	(4)	1	(4)[6]

Increase (Decrease) in cash and short-term investments	(98)	(85)	(13)	-
Cash and short-term investments at beginning of period	400	251	149	-

Cash and short-term investments at end of period	$302	$166	$136	$-

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products profit after tax due to equity method of consolidation.
3 Non-cash adjustment for the undistributed earnings from Financial Products.
4 Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5 Net proceeds and payments to/from Machinery and Engines and Financial Products.
6 Elimination of the effect of exchange on intercompany balances.

F. Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our First-Quarter 2003 Form 10-Q are forward-looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

 World Economic Factors
 Our current outlook calls for moderate growth in the U.S. economy in 2003. Our outlook assumes that the events of September 11, 2001 and the recent armed conflict in Iraq were unique one-time events and that there will be no further events of this magnitude in 2003. If, however, there are other significant shocks or sequence of shocks, financial, economic or acts of war and/or political terror, there could be a more protracted negative impact on consumer spending, housing starts, and capital spending which would negatively impact company results.

After slow growth in the first half of 2003, U.S. GDP growth is expected to improve to over 3% in the second half of 2003. Should recent interest rate reductions and fiscal stimulus measures fail to boost growth in the U.S. economy as expected, leading to renewed economic weakness, then sales of machines and engines may be lower than expected. The outlook also projects that economic growth will continue in Asia/Pacific, Africa & Middle East and the CIS. In Europe, Japan and Latin America, economic conditions are expected to be very weak in the first half of 2003, followed by an improvement in the second half. If, for any reason, these projected growth rates or improvements do not occur, sales would likely be lower than anticipated in the affected region. Persistent weakness in the construction sector in Japan is leading to lower machine sales in the Japanese market. In general, renewed currency speculation, significant declines in the stock markets, further oil or energy price increases, political disruptions or higher interest rates could result in weaker than anticipated economic growth and worldwide sales of both machines and engines could be lower than expected as a result.

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

Our outlook for 2003 also assumes that currency markets remain relatively stable, that average world oil prices fluctuate in a range of $18 to $28 a barrel, and equity markets recover. If commodity and/or currency markets experience a significant increase in volatility, and/or stock markets show further weakness, uncertainty would increase, both of which would result in slower economic growth, lower sales and potential impairment of investments. In addition, an eruption of political violence in the Middle East or a more lengthy armed conflict with Iraq could lead to oil supply disruptions and persistent upward pressure on oil prices. In this case business and consumer confidence would fall and inflation pressures would move up leading to slower world economic growth and lower company sales. The Russian economy has improved, but political and economic uncertainty remains high and an unexpected deterioration could impact worldwide stock or currency markets, which in turn could weaken company sales.

 Commodity Prices
 The outlook for our sales also depends on commodity prices. Industrial metal prices recovered in 2002, and further gains are projected in 2003. But production rates are depressed and machine sales to the industrial metals industry are expected to be about flat. Oil prices remained flat near $25 in 2002. We are expecting oil prices to be about flat - an average price of $18 to $28 a barrel in 2003. Based on this forecast, equipment sales into sectors that are sensitive to crude oil prices are expected to be about flat. If, for whatever reason, average oil prices are significantly higher for the duration of 2003, our results would be negatively impacted.

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

In addition, significant political and economic instability persists in Argentina, Venezuela, the Middle East and Indonesia. Our outlook assumes that the effects of instability in Venezuela will be confined to Venezuela and not spread to other countries in the region. Our outlook also assumes that stability will ultimately be restored in Argentina, Indonesia and Venezuela through democratic means. If, however, the instability persists, worsens or spreads to other countries in the region, it could materially impact company sales into Argentina, Indonesia, Venezuela and other countries in the region. In addition, our outlook assumes that the armed conflict in Iraq is short and has no net impact on sales for the year. In addition, we assume that recent terrorist incidents in Indonesia do not lead to a major, persistent escalation of political and economic uncertainty in that country.

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

Our outlook also assumes that the Iraq war is relatively short. If the Iraq conflict persists for the duration of 2003, it is Iikely business and consumer confidence will drop sharply, resulting in stagnant worldwide economic growth and declines in worldwide business demand. In this scenario, worldwide company sales would likely fall about 10 percent from 2002.

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

 Other Factors
 The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the company's results. Our products are an integral component of these activities and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted. In 1999, the six-year Federal highway bill did not boost U.S. sales as much as anticipated due to delays in getting major capital projects for highways underway. In 2000/2001 there was an increase in the volume of highway construction contracts, which had a positive impact on sales of certain types of equipment. Highway construction contracts in 2002 were up slightly, and heavy construction machine sales were also up slightly. The appropriations bill approving federal funding for highways, streets, bridges, airports, etc. for fiscal 2002/03 (the final year of the TEA 21 legislation) was approved in January 2003, with a 1% decline in overall Federal funding. This funding level was 1% below expectation. Furthermore, if infrastructure spending plans are reduced by Federal and/or state governments due to worsening budget constraints, machine sales will likely be lower in 2003.

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency (EPA), the company was required to meet certain emission standards by October 2002. The Consent Decree provides for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties (NCPs) on those engines. The company began shipping lower emission engines in October 2002 as a "bridge" until the fully compliant ACERT engines are introduced in 2003. These "bridge" engines require the payment of NCPs. Emissions standard changes negatively impacted our financial results in 2002 by $17 million (after tax) (5 cents per share). We expect the net unfavorable impact in 2003 to be $30 million (after tax) or $13 million (after tax) more adverse than in 2002 due to higher shipments of bridge engines. We do not anticipate having to pay any NCPs on our medium-duty engines in 2003 due to credits we banked in 2001 and 2002. Early in 2003, Caterpillar began ramping up production of medium-duty and heavy-duty compliant ACERT engines. We do not anticipate paying NCPs beyond 2003. Our projections for 2003 are subject to assumptions regarding projected NCPs, price increases and volumes. We are able to make fairly accurate predictions of the NCP levels per engine due to our engineering knowledge, development process and internal testing during development. Our net price increase for heavy-duty bridge engines was successfully implemented on October 1, 2002; this increase was competitive with price increases implemented by other engine manufacturers on that date. We implemented an additional price increase in the first quarter 2003 to truck manufacturers that purchase our heavy-duty ACERT engines. This increase has been communicated to the truck manufacturers and is based on the additional value that we expect truck owners to receive from ACERT engines compared to our competitors as a result of better fuel economy, less maintenance and greater durability. The ultimate net price increase we are able to achieve for our ACERT engines is dependent upon marketplace acceptance of these engines versus competitive alternatives. While we estimate volume to the best of our ability, industry volume is an issue out of our control. If our assumptions regarding NCP levels, market acceptance of the price increases and/or engine volume are not realized, company performance could be negatively impacted.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
 The disclosure regarding legal proceedings contained in Item 3 "Legal Proceedings" of our 2002 Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 is updated by the following disclosure:

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The lawsuit alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 (whole dollars) less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. Caterpillar seeks a declaratory judgment upholding the contract and more than $100 million in damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar filed its First Amended Complaint to add four new defendants -- Franklin Power Products, Inc., Newstream Enterprises, Sturman Industries, Inc., and Sturman Engine Systems, Inc. The Amended Complaint alleges that Franklin and Newstream failed to pay the contract price for shipments of unit injectors; Caterpillar seeks damages of approximately $2 million and $5 million from each defendant respectively. With respect to Sturman Industries, Inc. and Sturman Engine Systems, Inc., the Amended Complaint alleges that the two companies colluded with International to utilize technology that Sturman misappropriated from Caterpillar to help Navistar develop its G2 fuel system. The Amended Complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. At March 31, 2003, the past due receivable from Navistar related to this case was $111 million.

On May 7, 2002 International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its fourth amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002, and claims that Caterpillar made certain fraudulent misrepresentations with respect to the availability of engines during this time period. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has been effectively terminated. Caterpillar denies International's claims and will vigorously contest them. This matter is not related to the breach of contract action brought by Caterpillar against Navistar currently pending in the Circuit Court of Peoria County, Illinois.

Item 2. Changes in Securities
 Non-U.S. Employee Stock Purchase Plans
 We have twenty-seven employee stock purchase plans administered outside the United States for our foreign employees. As of March 31, 2003, those plans had approximately 9,448 participants in the aggregate. During the first quarter of 2003, a total of 102,798 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 4. Submission of Matters to a Vote of Security Holders
 The Annual Meeting of Stockholders of Caterpillar Inc. was held on April 9, 2003, for the purpose of electing directors and voting on the proposal described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Proposal 1 - Election of Directors All of management's nominees for directors as listed in the proxy statement were elected with the following vote:
	Shares Voted "FOR"	Shares "WITHHELD"
Glen A. Barton	299,515,551.26	12,679,513.12
David R. Goode	250,903,556.90	61,291,507.48
Charles D. Powell	301,437,810.15	10,757,254.22
Joshua I. Smith	299,836,526.53	12,358,537.85

Proposal 2 - Stockholder Proposal - Shareholder Rights Plan
 The stockholder proposal requesting the Board of Directors to redeem or terminate the company's shareholder rights plan unless put to shareholder vote was defeated with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
128,724,486.39	135,744,429.58	8,265,091.41	39,461,057

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
99.1

Certification of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b)

During the quarter ended March 31, 2003, reports on Form 8-K were filed pursuant to Item 5 on January 23 (2), February 7, February 10 and February 18, 2003. Additional reports on Form 8-K were filed on April 9 and April 16, 2003 pursuant to Item 5 and on April 16, 2003 pursuant to Items 9 and 12. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CATERPILLAR INC.
May 12, 2003	/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer

May 12, 2003	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer

May 12, 2003	/s/ James B. Buda	Secretary

CERTIFICATIONS
I, Glen A. Barton, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Caterpillar Inc.;
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
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer

I, F. Lynn McPheeters, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Caterpillar Inc.;
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
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ F. Lynn McPheeters	Chief Financial Officer