Form 10-K/A
period 2002-12-31
CATERPILLAR INC
filed 2003-05-29
CIK 18230

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓  ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ✓  ]

As of December 31, 2002, there were 344,255,067 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $15,566,956,689.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ✓  ] No [    ]

Documents Incorporated by Reference
 None

The registrant hereby amends its' Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 to revise previously filed Exhibit 99.2 and to add Exhibit 99.3, Exhibit 99.4 and Exhibit 99.5. The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 is also provided.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (c) Exhibits:
99.2	Form 11-K/A for Caterpillar Foreign Service Employees' Stock Purchase Plan.
99.3	Form 11-K for Employees' Investment Plan.
99.4	Form 11-K for Savings and Investment Plan.
99.5	Form 11-K for Tax Deferred Savings Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
May 28, 2003	By:	/s/ James B. Buda
James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

May 28, 2003	/s/ Glen A. Barton	Chairman of the Board, Director and Chief Executive Officer
(Glen A. Barton)
May 28, 2003	/s/ Vito H. Baumgartner	Group President
(Vito H. Baumgartner)
May 28, 2003	/s/ Douglas R. Oberhelman	Group President
(Douglas R. Oberhelman)
May 28, 2003	/s/ James W. Owens	Group President
(James W. Owens)
May 28, 2003	/s/ Gerald L. Shaheen	Group President
(Gerald L. Shaheen)
May 28, 2003	/s/ Richard L. Thompson	Group President
(Richard L. Thompson)
May 28, 2003	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)
May 28, 2003	/s/ David B. Burritt	Controller and Chief Accounting Officer
(David B. Burritt)

May 28, 2003	/s/ W. Frank Blount	Director
(W. Frank Blount)
May 28, 2003	/s John R. Brazil	Director
(John R. Brazil)
May 28, 2003	/s/ John T. Dillon	Director
(John T. Dillon)
May 28, 2003	/s/ Eugene V. Fife	Director
(Eugene V. Fife)
May 28, 2003	/s/ Gail D. Fosler	Director
(Gail D. Fosler)
May 28, 2003	/s/ Juan Gallardo	Director
(Juan Gallardo)
May 28, 2003	/s/ David R. Goode	Director
(David R. Goode)
May 28, 2003	/s/ Peter A. Magowan	Director
(Peter A. Magowan)
May 28, 2003	/s/ William A. Osborn	Director
(William A. Osborn)
May 28, 2003	/s/ Gordon R. Parker	Director
(Gordon R. Parker)
May 28, 2003	/s/ Charles D. Powell	Director
(Lord Charles D. Powell)
May 28, 2003	/s/ Joshua I. Smith	Director
(Joshua I. Smith)

CERTIFICATIONS
I, Glen A. Barton, certify that:
1.	I have reviewed this amended annual report on Form 10-K of Caterpillar Inc.;
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

May 28, 2003		/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer
(Glen A. Barton)

I, F. Lynn McPheeters, certify that:
1.	I have reviewed this amended annual report on Form 10-K of Caterpillar Inc.;
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
6.

The registrant's other certifying officer and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 28, 2003		/s/ F. Lynn McPheeters	Chief Financial Officer
(F. Lynn McPheeters)