Form 10-Q/A
period 2003-03-31
CATERPILLAR INC
filed 2003-07-08
CIK 18230

FORM 10-Q/A

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Explanatory Note:
 The registrant hereby amends its' Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2003 to include the signature of the Company's Controller and Chief Accounting Officer.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
99.1

Certifications of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2003.

99.2

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
CATERPILLAR INC.
July 7, 2003	/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer
(Glen A. Barton)

July 7, 2003	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)

July 7, 2003	/s/ David B. Burritt	Controller and Chief Accounting Officer
(David B. Burritt)

July 7, 2003	/s/ James B. Buda	Secretary
(James B. Buda)