Form 10-K/A
period 2002-12-31
CATERPILLAR INC
filed 2003-07-17
CIK 18230

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A (Amendment No. 2)
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [✓   ] No [    ]

Documents Incorporated by Reference
Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K/A, as specified in the responses to the item numbers involved.

  2003 Annual Meeting Proxy Statement (Proxy Statement) - Part III
  Annual Report to Security Holders filed as an appendix to the  2003 Annual Meeting Proxy Statement (Appendix) - Parts I, II, and IV

Explanatory Note:  On May 29, 2003 the registrant amended its' Form 10-K filed with the Securities and Exchange Commission on March 31, 2003 for the year ended December 31, 2002.  The registrant hereby further amends its' Form 10-K for the year ended December 31, 2003 to include entire Financial Statements and Notes in Item 15 and and to adjust references to Statements and Notes previously incorporated by reference from the Appendix to reference Statements and Notes in Item 15.  This amendment also includes changes required by Regulation G with respect to non-GAAP financial information.to comply with new SEC rules regarding non-GAAP information.

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

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into eight operating segments for financial reporting purposes. Information about our operating segments, including geographic information, appears in Note 22 in Item 15 of this Form 10-K/A.

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

Additional information about the consent decree appears in Item 1 of this Form 10-K/A under "Environmental Matters."

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

* Indicates the percentage of Cat Financial's total portfolio at December 31, 2002. For more information on the above and Cat Financial's concentration of credit risk, please refer to Note 18 in Item 15 of this Form 10-K/A.

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

Cat Financial has a "match funding" objective whereby, within specified boundaries, the interest rate profile (fixed rate or floating rate) of their debt portfolio largely matches the interest rate profile of their receivable, or asset, portfolio. In connection with that objective, Cat Financial uses interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the risk of deteriorating margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. Cat Financial also uses these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt. For more information regarding match funding, please see Note 2 in Item 15 of this Form 10-K/A.

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

Other information about our operations in 2002 and outlook for 2003, including risks associated with foreign operations appears in Item 7 of this Form 10-K/A.

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

Charges
 Information about charges related to the sale of the MT series of our Challenger line of high-tech tractors and the closing of two facilities appears in Note 24 in Item 15 of this Form 10-K/A.

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

The amount accrued for environmental clean-up is not material and is included in Statement 3 under "Accrued expenses" in Item 15 of this Form 10-K/A. If a range of liability estimates is available on a particular site, we accrue the lower end of that range.

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

Aside from $142 million in customary research and development expenses, emissions standard changes negatively impacted our 2002 financial results by $24 million ($17 million after tax) as NCPs ($40 million pre-tax), product cost increases and ramp-up production costs ($4 million pre-tax) were partially offset by price increases for these engines ($20 million pre-tax). We recorded the $40 million for NCPs when the bridge engines were produced, and either have paid or will pay the EPA from an escrow account no later than 30 days after PCA testing on an engine class is complete. For example, on January 31, 2003, Caterpillar deposited $41.4 million (the recorded $40 million based on our estimates plus an additional $1.4 million following the completion of PCA testing) with an escrow agent for estimated NCPs related to fourth quarter 2002 bridge engine production. This included $17 million for medium heavy-duty engine models and $24.4 million for heavy-duty engine models. After completion of EPA testing of "high horsepower" medium heavy-duty engines, on March 11, 2003 Caterpillar released $8 million from the escrow account to the EPA. After completion of testing of the remaining medium heavy-duty engine models, on March 25, 2003 Caterpillar released the remaining $9 million from the medium heavy-duty engine escrow account and paid an additional $900,000 to the EPA because the tested level of NCPs for that engine family was slightly higher per engine than was anticipated at the time of the January 31 escrow deposit.

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
Page 12
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

Plant Closings
 Information about charges relating to plant closings appears in Note 24 in Item 15 of this Form 10-K/A.

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

At December 31, 2002, the net book value of properties located outside the United States represented about 36% of the net book value of all properties reflected in our consolidated financial position. Additional information about our investment in property, plant, and equipment appears in Note 1F and Note 7 in Item 15 of this Form 10-K/A.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
It is our objective to provide the most meaningful disclosures in our Management's Discussion and Analysis in order to explain significant changes in our company's results of operations and liquidity and capital resources. As discussed in Note 22A in Item 15 of this Form 10-K/A, our segment financial information is not based on generally accepted accounting principles and it is not intended to measure contributions to enterprise results. Therefore, it is impractical for us to try to discuss our company's results of operations and liquidity and capital resources solely based on segment information. Where practical, we have linked our discussions to segment information provided in Table VI of Note 22 in Item 15 of this Form 10-K/A (see "Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment" in this Item 7). Our discussions will focus on consolidated results and our three principal lines of business as described below:

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

Machinery and Engine Sales
(Millions of dollars)	Total	North America	EAME*	Latin America**	Asia/Pacific
Fourth Quarter 2002
Machinery	$3,151	$1,643	$878	$186	$444
Engines***	1,838	728	589	270	251

	$4,989	$2,371	$1,467	$456	$695

Fourth Quarter 2001
Machinery	$2,799	$1,417	$809	$222	$351
Engines***	1,936	816	562	348	210

	$4,735	$2,233	$1,371	$570	$561

* Europe, Africa & Middle East and Commonwealth of Independent States.
** Latin America includes Mexico.
*** Does not include internal engine transfers of $316 million and $296 million in fourth quarter 2001, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

FOURTH QUARTER 2002 COMPARED WITH FOURTH QUARTER 2001
 Fourth-quarter 2002 sales and revenues were $5.38 billion compared to $5.10 billion in 2001. The increase of more than 5 percent was due to a $180 million improvement in price realization, about half of which was due to the favorable impact of currency and higher sales volume. Price realization is defined as the net impact of price changes, sales variances and currency fluctuations on sales. Sales variances include items such as warranty, special retail and wholesale incentive programs and manufacturer and cash discounts. Profit for the fourth quarter 2002 was $305 million or 88 cents per share compared to $167 million or 48 cents per share in the fourth quarter 2001. Excluding the $97 million after-tax impact of charges recorded in 2001 for sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions, earnings per share increased 16 percent. The $90 million favorable impact of improved price realization (excluding currency) plus the impact of lower SG&A and R&D expenses were partially offset by continuing manufacturing inefficiencies related to volume shifts at most U.S. engine manufacturing facilities.

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

Operating Profit
	Fourth Quarter
(Millions of dollars)	2002	2001
Machinery	$351	$137
Engines	26	39

	$377	$176	*

* Includes $153 million of charges for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions. These charges were split $98 million and $55 million to machinery and engines, respectively.
Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit increased $214 million from fourth quarter 2001. Excluding the $98 million impact of charges for the sale of the Challenger agricultural tractor line, plant closing and consolidations and cost for planned employment reductions, operating profit increased $116 million or 49 percent. Higher sales volume contributed about $60 million of the improvement, with the remainder due to improved price realization (excluding the impact of currency) and cost reduction.

Engine operating profit decreased $13 million from fourth quarter 2001. Excluding the $55 million impact of charges for the sale of the Challenger agricultural tractor line, plant closing and consolidations and cost for planned employment reductions, operating profit decreased $68 million or 72 percent. Lower sales volume of large reciprocating engines, volume-related manufacturing inefficiencies and non-conformance penalties for on-highway truck and bus engines reduced operating profit by approximately $110 million. This was partially offset by improved price realization (excluding currency) and cost reduction.

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

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
(Millions of dollars)	2002	2001	2000
North America Geographic Region	$9,480	$10,260	$10,492
Engine sales included in the Power Products segment	(2,962)	(3,463)	(3,880)
Company owned dealer sales included in the All Other segment	(350)	(438)	(350)
North America Geographic Region sales which are included in the All Other segment	(339)	(263)	(197)
Other*	(254)	(218)	(204)

North America Marketing external sales	$5,575	$5,878	$5,861

EAME	$5,178	$5,114	$5,041
Power Products sales not included in the EAME Marketing segment	(1,611)	(1,750)	(1,817)
Other*	(739)	(517)	(456)

EAME Marketing external sales	$2,828	$2,847	$2,768

Latin America Geographic Region	$1,598	$1,639	$1,431
Power Products sales not included in the Latin America Marketing segment	(639)	(280)	(247)
Other*	354	142	119

Latin America Marketing external sales	$1,313	$1,501	$1,303

Asia/Pacific Geographic Region	$2,392	$2,014	$1,949
Power Products sales not included in the Asia/Pacific Marketing segment	(524)	(351)	(303)
Other*	(208)	(255)	(269)

Asia/Pacific Marketing external sales	$1,660	$1,408	$1,377

* Mostly represents external sales of the Construction & Mining Products and the All Other segments.

Machinery and Engines Sales by Geographic Region
(Millions of dollars)	Total	North America	EAME*	Latin America**	Asia/Pacific
2002
Machinery	$11,975	$6,517	$3,156	$818	$1,484
Engines***	6,673	2,963	2,022	780	908

	$18,648	$9,480	$5,178	$1,598	$2,392

2001
Machinery	$12,158	$6,790	$3,215	$891	$1,262
Engines***	6,869	3,470	1,899	748	752

	$19,027	$10,260	$5,114	$1,639	$2,014

2000
Machinery	$11,857	$6,607	$3,121	$893	$1,236
Engines***	7,056	3,885	1,920	538	713

	$18,913	$10,492	$5,041	$1,431	$1,949

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

Profit for the full year was $798 million or $2.30 per share, compared to $805 million or $2.32 per share, down less than 1 percent from 2001. Excluding the $97 million after-tax impact of charges recorded in the fourth quarter of 2001 for the sale of the Challenger agricultural tractor line, plant closing and consolidations and cost for planned employment reductions, profit declined 12 percent. The combined effect of favorable price realization and net favorable currency of approximately $250 million was more than offset by lower sales volume and related manufacturing inefficiencies.

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

Operating Profit
(Millions of dollars)	2002	2001		2000
Machinery	$932	$849		$1,001
Engines	175	348		667

	$1,107	$1,197	*	$1,668

* Includes $153 million of charges for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions. These charges were split $98 million and $55 million to machinery and engines, respectively.
Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit.

Machinery operating profit increased $83 million, or 10 percent from 2001. Excluding the $98 million impact of charges for the sale of the Challenger agricultural tractor line, plant closing and consolidations and cost for planned employment reductions, operating profit decreased $15 million or 2 percent. The favorable profit impact of price realization, net impact of currency and lower SG&A expenses were more than offset by the profit impact of lower sales volume and related manufacturing inefficiencies.

Application of the goodwill non-amortization provisions of SFAS 142 resulted in a favorable impact on 2002 machinery operating profit of approximately $10 million. This was more than offset by a $62 million before-tax increase in pension and other postretirement benefit expense.

Engine operating profit decreased $173 million, or 50 percent from 2001. Excluding the $55 million impact of charges for the sale of the Challenger agricultural tractor line, plant closing and consolidations and cost for planned employment reductions, operating profit decreased $228 million or 57 percent. Increased turbine and on-highway truck and bus engine volumes and improved price realization improved operating profit by approximately $140 million. These favorable items were more than offset by the profit impact of lower sales volume of large reciprocating engines, volume-related manufacturing inefficiencies and nonconformance penalties for on-highway truck and bus engines.

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

Supplemental Information
(Millions of dollars)	2002	2001	2000
Identifiable Assets:
Machinery	$10,793	$10,121	$9,602
Engines	7,300	7,154	6,952

Total	$18,093	$17,275	$16,554

Capital Expenditures:
Machinery	$393	$616	$573
Engines	305	493	327

Total	$698	$1,109	$900

Depreciation and Amortization:
Machinery	$437	$424	$419
Engines	348	411	394

Total	$785	$835	$813

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

UPDATE-2001 CHARGES
In 2001, we recorded charges of $153 million ($97 million after tax). These charges were for the sale of the Challenger agricultural tractor line, plant closing and consolidations and costs for planned employment reductions.

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

Charges
(Millions of dollars)	2001 Charge	Asset Impairments	2002 Activity*	12/31/02 Balance
Challenger:
Asset impairments	$32	$(32)	$--	$--
Exit costs	49	--	(38)	11

	81	(32)	(38)	11

Shrewsbury:
Asset impairments	16	(16)	--	--
Redundancy	10	--	(6)	4
Exit costs	4	--	(2)	2

	30	(16)	(8)	6

U.S. employment reduction	34	--	(34)	--

Other asset impairments	8	(8)	--	--

Total	$153	$(56)	$(80)	$17

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

Profit of $805 million, including charges of $153 million ($97 million after tax) for the sale of the Challenger agricultural tractor line, plant closing and consolidations and cost for planned employment reductions, was down $248 million.  Excluding these charges, profit was $902 million, down $151 million or 14 percent. The combined effect of higher sales volume and a net favorable currency impact of approximately $225 million was more than offset by cost inefficiencies resulting from sharp volume shifts at some manufacturing facilities and higher SG&A expenses related to spending for future growth and improving long-term cost structure. The net favorable currency impact occurred as the negative impact of currency on sales was more than offset by a positive impact on costs.

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

Machinery operating profit decreased $152 million from 2000. The favorable impact of higher sales volume and the net favorable impact of currency were more than offset by higher costs, including charges of $98 million for the sale of the Challenger agricultural tractor line, plant closing and consolidations and cost for planned employment reductions, employment-related cost increases and higher energy costs.

Engine operating profit decreased $319 million from 2000. The decline was primarily due to lower price realization, manufacturing inefficiencies related to sharp swings in production levels and charges of $55 million for the sale of the Challenger agricultural tractor line, plant closing and consolidations and cost for planned employment reductions.

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

INCOME TAXES
Excluding the tax effect of charges reported in 2001 for the sale of the Challenger agricultural line, plant closing and consolidations and cost for planned employment reductions and the favorable tax adjustment of $39 million at Caterpillar Brasil Ltda. in 2000, tax expense in both years reflects an effective tax rate of 32 percent.

UNCONSOLIDATED AFFILIATED COMPANIES
The company's share of unconsolidated affiliated companies' results increased $31 million from a year ago, primarily due to stronger results at Shin Caterpillar Mitsubishi Ltd.

2001 CHARGES
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

Other charges of $8 million were for write-downs of two manufacturing buildings, one at our Decatur, Illinois, facility and one at our Kiel, Germany, facility.

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

CRITICAL ACCOUNTING POLICIES
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, impairment of available for sale securities, and reserves for warranty, product liability and insurance losses, postemployment benefits, post-sale discounts, credit losses and certain charges. We use the following methods and assumptions in determining our estimates:

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

Postemployment benefit reserve--Determined in accordance with SFAS 87, 106 and 112 using the assumptions detailed in Note 11 in Item 15 of this Form 10-K/A.

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

Charges reserve--Determined in accordance with the appropriate accounting guidance depending on the facts and circumstances surrounding the situation. 2001 charges discussed in Note 24 in Item 15 of this Form 10-K/A were estimated in accordance with SFAS 5 and 121 and EITF 94-3.

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

The amount set aside for environmental cleanup is not material and is included in Statement 3 under "Accrued expenses" in Item 15 of this Form 10-K/A. If a range of liability estimates is available on a particular site, we accrue the lower end of that range.

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

Aside from $142 million in customary research and development expenses, emissions standard changes negatively impacted our 2002 financial results by $24 million ($17 million after tax) as NCPs ($40 million pre-tax), product cost increases and ramp-up production costs ($4 million pre-tax) were partially offset by price increases for these engines ($20 million pre-tax). We recorded the $40 million for NCPs when the bridge engines were produced, and either have paid or will pay the EPA from an escrow account no later than 30 days after PCA testing on an engine class is complete. For example, on January 31, 2003, Caterpillar deposited $41.4 million (the recorded $40 million based on our estimates plus an additional $1.4 million following the completion of PCA testing) with an escrow agent for estimated NCPs related to fourth quarter 2002 bridge engine production. This included $17 million for medium heavy-duty engine models and $24.4 million for heavy-duty engine models. After completion of EPA testing of "high horsepower" medium heavy-duty engines, on March 11, 2003 Caterpillar released $8 million from the escrow account to the EPA. After completion of testing of the remaining medium heavy-duty engine models, on March 25, 2003 Caterpillar released the remaining $9 million from the medium heavy-duty engine escrow account and paid an additional $900,000 to the EPA because the tested level of NCPs for that engine family was slightly higher per engine than was anticipated at the time of the January 31 escrow deposit.

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

Postretirement Benefit Plan Actuarial Assumptions Sensitivity

Following are the effects of a one percentage-point change in our primary pension and other postretirement benefit actuarial assumptions on 2002 pension and other postretirement benefits costs and obligations:

	2002 Benefit Cost		Year-end Benefit Obligation
(Millions of dollars)	One percentage- point increase	One percentage- point decrease	One percentage- point increase	One percentage- point decrease
Pension benefits:
Assumed discount rate	$(33)	$26	$(991)	$1,146
Expected rate of compensation increase	29	(25)	222	(202)
Expected long-term rate of return on plan assets	(93)	93	--	--
Other postretirement benefits:
Assumed discount rate	(17)	28	(434)	485
Expected rate of compensation increase	2	(2)	12	(12)
Expected long-term rate of return on plan assets	(12)	12	--	--
Assumed health care cost trend rate	49	(31)	272	(230)

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

Supplemental consolidating data
We are providing supplemental consolidating data for the purpose of additional analysis. The data has been grouped as follows:

Consolidated--Caterpillar Inc. and its subsidiaries.

Machinery and Engines--primarily our manufacturing, marketing and parts distribution operations, with Financial Products accounted for on the equity basis.

Financial Products--our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments--eliminations of transactions between Machinery and Engines and Financial Products.

Because the nature of operations of Machinery and Engines and Financial Products is different, especially with regard to the impact on financial position and cash flow items, this data allows readers to better understand our company.

Supplemental Data for Results of Operations For The Years Ended December 31 (Millions of dollars)
				Supplemental consolidating data (unaudited)
	Consolidated			Machinery and Engines(1)			Financial Products			Consolidating Adjustments
	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002		2001		2000
Sales and revenues:
Sales of Machinery and Engines	$18,648	$19,027	$18,913	$18,648	$19,027	$18,913	$--	$--	$--	$--		$--		$--
Revenues of Financial Products	1,504	1,423	1,262	--	--	--	1,678	1,645	1,465	(174	)(2)	(222	)(2)	(203	)(2)

Total sales and revenues	20,152	20,450	20,175	18,648	19,027	18,913	1,678	1,645	1,465	(174)		(222)		(203)
Operating costs:
Cost of goods sold	14,709	14,752	14,497	14,709	14,752	14,497	--	--	--	--		--		--
Selling, general and administrative expenses	2,531	2,567	2,367	2,176	2,229	2,099	430	389	307	(75	)(3)	(51	)(3)	(39	)(3)
Research and development expenses	656	696	649	656	696	649	--	--	--	--		--		--
Interest expense of Financial Products	521	657	688	--	--	--	538	685	739	(17	)(4)	(28	)(4)	(51	)(4)
Other operating expenses	416	467	237	--	153	--	416	314	237	--		--		--

Total operating costs	18,833	19,139	18,438	17,541	17,830	17,245	1,384	1,388	1,283	(92)		(79)		(90)

Operating profit	1,319	1,311	1,737	1,107	1,197	1,668	294	257	182	(82)		(143)		(113)
Interest expense excluding Financial Products	279	285	292	279	285	292	--	--	--	--		--		--
Other income (expense)	74	143	83	(1)	(88)	(126)	(7)	88	96	82	(5)	143	(5)	113	(5)

Consolidated profit before taxes	1,114	1,169	1,528	827	824	1,250	287	345	278	--		--		--
Provision for income taxes	312	367	447	204	239	350	108	128	97	--		--		--

Profit of consolidated companies	802	802	1,081	623	585	900	179	217	181	--		--		--
Equity in profit (loss) of unconsolidated affiliated companies	(4)	3	(28)	(12)	(4)	(31)	8	7	3	--		--		--
Equity in profit of Financial Products' subsidiaries	--	--	--	187	224	184	--	--	--	(187	)(6)	(224	)(6)	(184	)(6)

Profit	$798	$805	$1,053	$798	$805	$1,053	$187	$224	$184	$(187)		$(224)		$(184)

(1)Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2)Elimination of Financial Products revenues earned from Machinery and Engines.
(3)Elimination of expenses recorded by Machinery and Engines paid to Financial Products.
(4)Elimination of interest expense recorded by Financial Products paid to Machinery and Engines.
(5)Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products, and of interest earned by Machinery and Engines from Financial Products.
(6)Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Supplemental Data for Financial Position At December 31 (Millions of dollars)
			Supplemental consolidating data (unaudited)
	Consolidated		Machinery and Engines(1)		Financial Products		Consolidating Adjustments
	2002	2001	2002	2001	2002	2001	2002		2001
Assets
Current assets:
Cash and short-term investments	$309	$400	$146	$251	$163	$149	$--		$--
Receivables--trade and other	2,838	2,592	2,712	2,170	1,386	1,182	(1,260	)(2)	(760	)(2)
Receivables--finance	6,748	5,849	--	--	6,748	5,849	--		--
Deferred and refundable income taxes	642	423	579	381	63	42	--		--
Prepaid expenses	1,328	1,211	1,356	1,220	7	8	(35	)(3)	(17	)(3)
Inventories	2,763	2,925	2,763	2,925	--	--	--		--

Total current assets	14,628	13,400	7,556	6,947	8,367	7,230	(1,295)		(777)
Property, plant and equipment--net	7,046	6,603	4,848	5,019	2,198	1,584	--		--
Long-term receivables--trade and other	66	55	66	55	--	--	--		--
Long-term receivables--finance	6,714	6,267	--	--	6,714	6,267	--		--
Investments in unconsolidated affiliated companies	747	787	398	460	349	327	--		--
Investments in Financial Products subsidiaries	--	--	1,961	1,662	--	--	(1,961	)(4)	(1,662	)(4)
Deferred income taxes	850	938	971	999	12	13	(133	)(5)	(74	)(5)
Intangible assets	281	274	277	271	4	3	--		--
Goodwill	1,402	1,397	1,402	1,397	--	--	--		--
Other assets	1,117	936	614	465	503	471	--		--

Total assets	$32,851	$30,657	$18,093	$17,275	$18,147	$15,895	$(3,389)		$(2,513)

Liabilities
Current liabilities:
Short-term borrowings	$2,175	$2,180	$64	$219	$2,906	$2,164	$(795	)(6)	$(203	)(6)
Accounts payable	2,269	2,123	2,334	2,210	151	166	(216	)(7)	(253	)(7)
Accrued expenses	1,620	1,419	840	854	806	593	(26	)(8)	(28	)(8)
Accrued wages, salaries and employee benefits	1,178	1,292	1,161	1,276	17	16	--		--
Dividends payable	120	120	120	120	--	--	--		--
Deferred and current income taxes payable	70	11	35	(29)	35	40	--		--
Deferred liability	--	--	--	--	259	298	(259	)(9)	(298	)(9)
Long-term debt due within one year	3,912	3,131	258	73	3,654	3,058	--		--

Total current liabilities	11,344	10,276	4,812	4,723	7,828	6,335	(1,296)		(782)
Long-term debt due after one year	11,596	11,291	3,403	3,492	8,193	7,799	--		--
Liability for postemployment benefits	4,038	3,103	4,038	3,103	--	--	--		--
Deferred income taxes and other liabilities	401	376	368	346	165	99	(132	)(5)	(69	)(5)

Total liabilities	27,379	25,046	12,621	11,664	16,186	14,233	(1,428)		(851)

Contingencies
Stockholders' equity
Common stock	1,034	1,043	1,034	1,043	837	801	(837	)(4)	(801	)(4)
Treasury stock	(2,669)	(2,696)	(2,669)	(2,696)	--	--	--		--
Profit employed in the business	7,849	7,533	7,849	7,533	1,232	1,046	(1,232	)(4)	(1,046	)(4)
Accumulated other comprehensive income	(742)	(269)	(742)	(269)	(108)	(185)	108	(4)	185	(4)

Total stockholders' equity	5,472	5,611	5,472	5,611	1,961	1,662	(1,961)		(1,662)

Total liabilities and stockholders' equity	$32,851	$30,657	$18,093	$17,275	$18,147	$15,895	$(3,389)		$(2,513)

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2) Elimination of receivables between Machinery and Engines and Financial Products.
(3) Elimination of Machinery and Engines insurance premiums which are prepaid to Financial Products.
(4) Elimination of Financial Products equity which is accounted for on Machinery and Engines on the equity basis.
(5) Reclassification of Financial Products deferred tax liability to a deferred tax asset on a consolidated basis.
(6) Elimination of Financial Products short-term borrowings from Machinery and Engines.
(7) Elimination of payables between Machinery and Engines and Financial Products.
(8) Elimination of prepaid insurance in Financial Products accrued expenses.
(9) Elimination of Financial Products deferred liabilities with Machinery and Engines

Supplemental Data for Statement of Cash Flows For The Years Ended December 31 (Millions of dollars)
			Supplemental consolidating data (unaudited)
	Consolidated		Machinery and Engines(1)		Financial Products		Consolidating Adjustments
	2002	2001	2002	2001	2002	2001	2002		2001
Cash flow from operating activities:
Profit	$798	$805	$798	$805	$187	$224	$(187	)(2)	$(224	)(2)
Adjustments for non-cash items:
Depreciation and amortization	1,220	1,169	785	835	435	334	--		--
Undistributed profit of Financial Products	--	--	(187)	(124)	--	--	187	(3)	124	(3)
Unusual charges	--	153	--	153	--	--	--		--
Other	306	344	148	308	144	25	14	(4)	11	(4)
Changes in assets and liabilities:
Receivables--trade and other	(50)	99	125	166	(138)	(49)	(37	)(4)	(18	)(4)
Inventories	162	(211)	162	(211)	--	--	--		--
Accounts payable and accrued expenses	164	(160)	114	(203)	25	40	25	(4)	3	(4)
Other--net	(234)	(212)	(249)	(218)	(4)	16	19	(4)	(10	)(4)

Net cash provided by operating activities	2,366	1,987	1,696	1,511	649	590	21		(114)

Cash flow from investing activities:
Capital expenditures--excluding equipment leased to others	(728)	(1,100)	(693)	(1,071)	(35)	(29)	--		--
Expenditures for equipment leased to others	(1,045)	(868)	(5)	(38)	(1,040)	(830)	--		--
Proceeds from disposals of property, plant and equipment	561	356	88	32	473	324	--		--
Additions to finance receivables	(15,338)	(16,284)	--	--	(15,338)	(16,284)	--		--
Collections of finance receivables	11,866	12,367	--	--	11,866	12,367	--		--
Proceeds from sale of finance receivables	2,310	3,079	--	--	2,310	3,079	--		--
Net intercompany borrowings	--	--	(571)	105	14	103	557	(5)	(208	)(5)
Investments and acquisitions	(294)	(405)	(24)	(110)	(270)	(295)	--		--
Other--net	(40)	(72)	(14)	(41)	(62)	(45)	36	(6)	14	(6)

Net cash used for investing activities	(2,708)	(2,927)	(1,219)	(1,123)	(2,082)	(1,610)	593		(194)

Cash flow from financing activities:
Dividends paid	(481)	(474)	(481)	(474)	--	(105)	--		105	(7)
Common stock issued, including treasury shares reissued	10	6	10	6	36	14	(36	)(6)	(14	)(6)
Treasury shares purchased	--	(43)	--	(43)	--	--	--		--
Net intercompany borrowings	--	--	(14)	(103)	571	(105)	(557	)(5)	208	(5)
Proceeds from long-term debt issued	4,137	4,062	248	681	3,889	3,381	--		--
Payments on long-term debt	(3,339)	(2,953)	(225)	(354)	(3,114)	(2,599)	--		--
Short-term borrowings--net	(102)	420	(155)	(38)	53	458	--		--

Net cash provided by (used for) financing activities	225	1,018	(617)	(325)	1,435	1,044	(593)		299

Effect of exchange rate changes on cash	26	(12)	35	(18)	12	(3)	(21	)(8)	9	(8)

Increase (decrease) in cash and short-term investments	(91)	66	(105)	45	14	21	--		--
Cash and short-term investments at beginning of period	400	334	251	206	149	128	--		--

Cash and short-term investments at end of period	$309	$400	$146	$251	$163	$149	$--		$--

(1)Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the eqity basis.
(2)Elimination of Financial Products profit after tax due to equity method of consolidation.
(3)Non-cash adjustment for the undistributed earnings from Financial Products.
(4)Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
(5)Net proceeds and payments to/from Machinery and Engines and Financial Products.
(6)Change in investment and common stock related to Financial Products.
(7)Elimination of dividends paid to/from Machinery and Engines and Financial Products.
(8)Elimination of the effect of exchange on intercompany balances.

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

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency (EPA), the company was required to meet certain emission standards by October 2002. The Consent Decree provides for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties (NCPs) on those engines. The company began shipping lower emission engines in October 2002 as a "bridge" until the fully compliant ACERT engines are introduced in 2003. These "bridge" engines require the payment of NCPs. Emissions standard changes negatively impacted our financial results in 2002, by $17 million after tax. We expect the net unfavorable impact in 2003 to be no more than the 2002 impact. We do not anticipate having to pay any NCPs on our medium-duty engines in 2003 due to credits we banked in 2001 and 2002. Early in 2003, Caterpillar will begin ramping up production of medium-duty and heavy-duty compliant ACERT engines. We do not anticipate paying NCPs beyond 2003. If these assumptions are not realized, company performance could be negatively impacted.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
Information required by Item 7a appears in Note 1 I, Note 2, Note 17 and Note 18 in Item 15 of this Form 10-K/A. Other information required by Item 7a appears in Item 7 of this Form 10-K under "Sensitivity".

Item 8. Financial Statements and Supplementary Data.
Information required by Item 8 appears in Item 15 of this Form 10-K/A.

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

PART IV

Item 14. Controls and Procedures.
An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:
1.	Financial Statements:

  Report of Independent Accountants
  Statement 1 - Results of Operations
  Statement 2 - Changes in Consolidated Stockholders' Equity
  Statement 3 - Financial Position
  Statement 4 - Statement of Cash Flow
  Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CATERPILLAR INC.:

In our opinion, the accompanying statements of consolidated financial position and the related statements of consolidated results of operations, changes in consolidated stockholders' equity and consolidated cash flows present fairly, in all material respects, the financial position of Caterpillar Inc. and its subsidiaries at December 31, 2002, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2002 the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

Peoria, Illinois
January 23, 2003, except for Note 1C and 21 as to which the date is March 26, 2003

STATEMENT 1 Consolidated Results of Operations for the Years Ended December 31 (Dollars in millions except per share data)
	2002	2001	2000
Sales and revenues:
Sales of Machinery and Engines	$18,648	$19,027	$18,913
Revenues of Financial Products	1,504	1,423	1,262

Total sales and revenues	20,152	20,450	20,175
Operating costs:
Cost of goods sold	14,709	14,752	14,497
Selling, general and administrative expenses	2,531	2,567	2,367
Research and development expenses	656	696	649
Interest expense of Financial Products	521	657	688
Other operating expenses	416	467	237

Total operating costs	18,833	19,139	18,438

Operating profit	1,319	1,311	1,737
Interest expense excluding Financial Products	279	285	292
Other income (expense)	74	143	83

Consolidated profit before taxes	1,114	1,169	1,528
Provision for income taxes	312	367	447

Profit of consolidated companies	802	802	1,081
Equity in profit (loss) of unconsolidated affiliated companies	(4)	3	(28)

Profit	$798	$805	$1,053

Profit per common share	$2.32	$2.35	$3.04
Profit per common share--diluted(1)	$2.30	$2.32	$3.02
Weighted-average common shares (millions)	344.0	343.3	346.8
Weighted-average common shares--diluted (millions)(1)	346.9	347.1	348.9
Cash dividends declared per common share	$1.400	$1.390	$1.345

(1) Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying Notes to Consolidated Financial Statements.

STATEMENT 2 Changes in Consolidated Stockholders' Equity for the Years Ended December 31 (Dollars in millions)
	2002		2001		2000
Common stock:
Balance at beginning of year	$1,043		$1,048		$1,045
Shares issued from treasury stock	(9)		(5)		3

Balance at year-end	1,034		1,043		1,048

Treasury stock:
Balance at beginning of year	$(2,696)		$(2,676)		$(2,275)
Shares issued: 2002--878,623; 2001--916,634; 2000--408,629	27		23		11
Treasury shares purchased: 2001--937,000; 2000--10,789,700	--		(43)		(412)

Balance at year-end	(2,669)		(2,696)		(2,676)

Profit employed in the business:
Balance at beginning of year	7,533		7,205		6,617
Profit	798	$798	805	$805	1,053	$1,053
Dividends declared	(482)		(477)		(465)

Balance at year-end	7,849		7,533		7,205

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of year	(17)		55		125
Aggregate adjustment for year	103	103	(72)	(72)	(70)	(70)

Balance at year-end	86		(17)		55

Minimum pension liability adjustment--consolidated companies:
Balance at beginning of year (net of tax of: 2002--$82; 2001--$1; 2000--$1)	(161)		(1)		(2)
Aggregate adjustment for year (net of tax of: 2002--$301; 2001--$81; 2000--$0)	(610)	(610)	(160)	(160)	1	1

Balance at year-end (net of tax of: 2002--$383; 2001--$82; 2000--$1)	(771)		(161)		(1)

Minimum pension liability adjustment--unconsolidated affiliates:
Balance at beginning of year	(41)		(31)		(45)
Aggregate adjustment for year	4	4	(10)	(10)	14	14

Balance at year-end	(37)		(41)		(31)

Derivative financial instruments:
Balance at beginning of year (net of tax of: 2002--$17)	(26)		--		--
Gains/(losses) deferred during year (net of tax of: 2002--$10; 2001--$24)	15	15	(39)	(39)	--	--
(Gains)/losses reclassified to earnings during year (net of tax of: 2002--$11; 2001--$7)	22	22	13	13	--	--

Balance at year-end (net of tax of: 2002--$4; 2001--$17)	11		(26)		--

Available-for-sale securities:
Balance at beginning of year (net of tax of: 2002--$13)	(24)		--		--
Gains/(losses) deferred during year (net of tax of: 2002--$16; 2001--$14)	(29)	(29)	(26)	(26)	--	--
(Gains)/losses reclassified to earnings during year (net of tax of: 2002--$12; 2001--$1)	22	22	2	2	--	--

Balance at year-end (net of tax of: 2002--$17; 2001--$13)	(31)		(24)		--

Total accumulated other comprehensive income	(742)		(269)		23

Comprehensive income		$325		$513		$998

Stockholders' equity at year-end	$5,472		$5,611		$5,600

See accompanying Notes to Consolidated Financial Statements.

STATEMENT 3 Consolidated Financial Position at December 31 (Dollars in millions)
	2002	2001	2000
Assets
Current assets:
Cash and short-term investments	$309	$400	$334
Receivables--trade and other	2,838	2,592	2,608
Receivables--finance	6,748	5,849	5,471
Deferred and refundable income taxes	642	423	397
Prepaid expenses	1,328	1,211	1,019
Inventories	2,763	2,925	2,692

Total current assets	14,628	13,400	12,521
Property, plant and equipment--net	7,046	6,603	5,951
Long-term receivables--trade and other	66	55	76
Long-term receivables--finance	6,714	6,267	6,095
Investments in unconsolidated affiliated companies	747	787	551
Deferred income taxes	850	938	907
Intangible assets	281	274	61
Goodwill	1,402	1,397	1,446
Other assets	1,117	936	856

Total assets	$32,851	$30,657	$28,464

Liabilities
Current liabilities:
Short-term borrowings:
--Machinery and Engines	$64	$219	$369
--Financial Products	2,111	1,961	602
Accounts payable	2,269	2,123	2,339
Accrued expenses	1,620	1,419	1,148
Accrued wages, salaries and employee benefits	1,178	1,292	1,274
Dividends payable	120	120	117
Deferred and current income taxes payable	70	11	57
Long-term debt due within one year:
--Machinery and Engines	258	73	204
--Financial Products	3,654	3,058	2,558

Total current liabilities	11,344	10,276	8,668
Long-term debt due after one year:
--Machinery and Engines	3,403	3,492	2,854
--Financial Products	8,193	7,799	8,480
Liability for postemployment benefits	4,038	3,103	2,514
Deferred income taxes and other liabilities	401	376	348

Total liabilities	27,379	25,046	22,864

Contingencies (Note 21)
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares (2002, 2001 and 2000--407,447,312) at paid-in amount	1,034	1,043	1,048
Treasury stock (2002--63,192,245 shares; 2001--64,070,868 shares; and 2000--64,050,502 shares) at cost	(2,669)	(2,696)	(2,676)
Profit employed in the business	7,849	7,533	7,205
Accumulated other comprehensive income	(742)	(269)	23

Total stockholders' equity	5,472	5,611	5,600

Total liabilities and stockholders' equity	$32,851	$30,657	$28,464

See accompanying Notes to Consolidated Financial Statements.

 14403:
STATEMENT 4 Consolidated Statement of Cash Flow for the Years Ended December 31 (Millions of dollars)
	2002	2001	2000
Cash flow from operating activities:
Profit	$798	$805	$1,053
Adjustments for non-cash items:
Depreciation and amortization	1,220	1,169	1,063
Unusual charges	--	153	--
Other	306	344	79
Changes in assets and liabilities:
Receivables--trade and other	(50)	99	(327)
Inventories	162	(211)	(54)
Accounts payable and accrued expenses	164	(160)	335
Other--net	(234)	(212)	(90)

Net cash provided by operating activities	2,366	1,987	2,059

Cash flow from investing activities:
Capital expenditures--excluding equipment leased to others	(728)	(1,100)	(928)
Expenditures for equipment leased to others	(1,045)	(868)	(665)
Proceeds from disposals of property, plant and equipment	561	356	263
Additions to finance receivables	(15,338)	(16,284)	(14,879)
Collections of finance receivables	11,866	12,367	10,336
Proceeds from sale of finance receivables	2,310	3,079	3,346
Investments and acquisitions	(294)	(405)	(115)
Other--net	(40)	(72)	(111)

Net cash used for investing activities	(2,708)	(2,927)	(2,753)

Cash flow from financing activities:
Dividends paid	(481)	(474)	(462)
Common stock issued, including treasury shares reissued	10	6	4
Treasury shares purchased	--	(43)	(412)
Proceeds from long-term debt issued:
--Machinery and Engines	248	681	12
--Financial Products	3,889	3,381	3,748
Payments on long-term debt:
--Machinery and Engines	(225)	(354)	(198)
--Financial Products	(3,114)	(2,599)	(2,949)
Short-term borrowings--net	(102)	420	800

Net cash provided by financing activities	225	1,018	543

Effect of exchange rate changes on cash	26	(12)	(63)

Increase (decrease) in cash and short-term investments	(91)	66	(214)
Cash and short-term investments at beginning of period	400	334	548

Cash and short-term investments at end of period	$309	$400	$334

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in millions except per share data)

1. Operations and summary of significant accounting policies

A. Nature of operations
 We operate in three principal lines of business:

(1)    Machinery--design, manufacture and marketing of construction, mining, agricultural and forestry machinery--track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, mining shovels, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders and related parts.

(2)    Engines--design, manufacture and marketing of engines for Caterpillar Machinery, electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts. Reciprocating engines meet power needs ranging from 5 to over 22,000 horsepower (4 to over 16 200 kilowatts). Turbines range from 1,600 to 19,500 horsepower (1 000 to 14 500 kilowatts).

(3)    Financial Products--financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. This line of business consists primarily of Caterpillar Financial Services Corporation (Cat Financial) and Caterpillar Insurance Holdings, Inc. (Cat Insurance) and their subsidiaries.

Our Machinery and Engines operations are highly integrated. Throughout the Notes, Machinery and Engines represents the aggregate total of these principal lines of business.

Our products are sold primarily under the brands "Caterpillar," "Cat," "Solar," "MaK," "Perkins," "FG Wilson" and "Olympian."

We conduct operations in our Machinery and Engines lines of business under highly competitive conditions, including intense price competition. We place great emphasis on the high quality and performance of our products and our dealers' service support. Although no one competitor is believed to produce all of the same types of machines and engines, there are numerous companies, large and small, which compete with us in the sale of each of our products.

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

Manufacturing activities of the Machinery and Engines lines of business are conducted in 45 plants in the United States; nine in the United Kingdom; eight in Italy; five in Mexico; four each in China and India; three each in France and Northern Ireland; two each in Australia, Canada, Germany and Japan; and one each in Belgium, Brazil, Hungary, Indonesia, The Netherlands, Poland, Russia, South Africa and Sweden. 14 parts distribution centers are located in the United States and 12 are located outside the United States.

The Financial Products line of business also conducts operations under highly competitive conditions. Financing for users of Caterpillar products is available through a variety of competitive sources, principally commercial banks and finance and leasing companies. We emphasize prompt and responsive service to meet customer requirements and offer various financing plans designed to increase the opportunity for sales of our products and generate financing income for our company. Financial Products activity is conducted primarily in the United States, with additional offices in Asia, Australia, Canada, Europe and Latin America.

B. Basis of consolidation
 The financial statements include the accounts of Caterpillar Inc. and its subsidiaries. Investments in companies that are owned 20% to 50% or are less than 20% owned and for which we have significant influence are accounted for by the equity method (see Note 8 of this Item 15).

Certain amounts for prior years have been reclassified to conform with the current-year financial statement presentation. In addition, a new line ("Other operating expenses") was added to the Statement of Results of Operations in 2001. Financial Products depreciation expense on equipment leased to others is reported on the new line. Such expenses previously were included in "Selling, general and administrative expenses."

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

Sales with payment terms of more than one month were as follows:

	2002		2001		2000

Payment Terms (months)	Sales	Percent of Sales	Sales	Percent of Sales	Sales	Percent of Sales

2	$62	0.3%	$28	0.2%	$29	0.2%
3	118	0.6%	177	0.9%	92	0.5%
4	11	0.1%	6	0.0%	374	2.0%
5	447	2.4%	422	2.2%	28	0.1%
6	3,503	18.8%	4,056	21.3%	3,167	16.7%
7-12	465	2.5%	218	1.2%	1,159	6.1%

	$4,606	24.7%	$4,907	25.8%	$4,849	25.6%

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

D. Inventories
 Inventories are stated at the lower of cost or market. Cost is principally determined using the last-in, first-out (LIFO) method. The value of inventories on the LIFO basis represented about 80% of total inventories at December 31, 2002, 2001 and 2000.

If the FIFO (first-in, first-out) method had been in use, inventories would have been $1,977, $1,923 and $2,065 higher than reported at December 31, 2002, 2001 and 2000, respectively.

E. Securitized receivables
 When finance receivables are securitized, we retain interest in the receivables in the form of interest-only strips, servicing rights, cash reserve accounts and subordinate certificates. Gains or losses on the securitization are dependent on the purchase price being allocated between the carrying value of the securitized receivables and the retained interests based on their relative fair value. We estimate fair value based on the present value of future expected cash flows using key assumptions for credit losses, pre-payment speeds, forward yield curves and discount rates (see Note 5 of this Item 15).

F. Depreciation and amortization
 Depreciation of plant and equipment is computed principally using accelerated methods. Amortization of purchased intangibles is computed using the straight-line method, generally over a period of 15 years or less. Accumulated amortization was $47, $32 and $21 at December 31, 2002, 2001 and 2000, respectively.

G. Shipping and handling costs
 We include shipping and handling (including warehousing) costs incurred in connection with the distribution of replacement parts in the "Selling, general and administrative expenses" line of Statement 1. These amounts were $244, $241 and $235 for the years ended December 31, 2002, 2001 and 2000, respectively.

H. Foreign currency translation
 The functional currency for most of our Machinery and Engines consolidated companies is the U.S. dollar. The functional currency for most of our Financial Products and equity basis companies is the respective local currency. Gains and losses resulting from the translation of foreign currency amounts to the functional currency are included in "Other income (expense)" in Statement 1. Gains and losses resulting from translating assets and liabilities from the functional currency to U.S. dollars are included in "Accumulated other comprehensive income."

I. Derivative financial instruments
 Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices. Our Risk Management Policy (Policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate and commodity price exposure. Our Policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts, interest rate swaps and commodity forward and option contracts. Our derivative activities are subject to the management, direction and control of our financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the board of directors at least annually.

All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered, we designate the derivative as (1) a hedge of the fair value of a recognized liability ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid ("cash flow" hedge), or (3) an "undesignated" instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in other comprehensive income until earnings are affected by the forecasted transaction or the variability of cash flow and are then reported in current earnings. Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair value hedges to specific liabilities on the balance sheet and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133). Please refer to Note 2 of this Item 15 for more information on derivatives.

J. Estimates in financial statements
 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, impairment of available-for-sale securities, and reserves for warranty, product liability and insurance losses, postemployment benefits, post-sale discounts, credit losses and certain charges related to the sale of the MT series of our Challenger line of high-tech tractors and the closing of two facilities.

K. Accounting changes
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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. We adopted SFAS 146 on October 1, 2002. Its adoption did not have any impact on our financial statements.

In October 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 147 (SFAS 147), "Acquisitions of Certain Financial Institutions." SFAS 147 requires that the guidance provided by SFAS 141 "Business Combinations," SFAS 142 "Goodwill and Other Intangible Assets" and SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" will apply to acquisitions of financial institutions (previously covered under special industry guidance). The transition provisions of SFAS 147 were effective on October 1, 2002. The adoption of SFAS 147 did not have any impact on our financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. As required by FIN 45, we adopted the disclosure requirements on December 31, 2002 (refer to Note 20 of this Item 15), and we will adopt the initial recognition and measurement provisions on a prospective basis for guarantees issued or modified after December 31, 2002. We believe the adoption of the recognition/measurement provisions will not have a material impact on our financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation--Transition and Disclosure." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense is recognized in association with our options. We adopted the disclosure requirements of SFAS 148 in December 2002.

Pro forma net income and earnings per share were:

	Years ended December 31,
	2002	2001	2000
Net income, as reported	$798	$805	$1,053
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(65)	(57)	(45)

Pro forma net income	$733	$748	$1,008

Profit per share of common stock:
As reported:
Basic	$2.32	$2.35	$3.04
Assuming dilution	$2.30	$2.32	$3.02
Pro forma:
Basic	$2.13	$2.18	$2.91
Assuming dilution	$2.13	$2.17	$2.90

2. Derivative financial instruments and risk management

A. Adoption of SFAS 133
 We adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and Financial Accounting Standards No. 138 effective January 1, 2001. Adoption of these new accounting standards resulted in cumulative after-tax reductions to profit and accumulated other comprehensive income of $2 and $12, respectively, in the first quarter of 2001. The adoption also immaterially impacted both assets and liabilities recorded on the balance sheet. During 2002 and 2001, we reclassified $1 and $5 of the transition adjustment from accumulated other comprehensive income to current earnings, respectively.

B. Foreign currency exchange rate risk
 Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. Movements in foreign currency rates also affect our competitive position as these changes may affect business practices and/or pricing strategies of non-U.S.-based competitors. Additionally, we have balance sheet positions denominated in foreign currency, thereby creating exposure to movements in exchange rates.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed 90 days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts is undesignated. Losses of $.4 and $2 on the undesignated contracts were recorded in current earnings ["Other income (expense)" in Statement 1] for 2002 and 2001, respectively. Gains/(losses) of $(.5) and $.3 due to changes in time and volatility value on options were excluded from effectiveness calculations and included in current earnings ["Other income (expense)"] for 2002 and 2001, respectively. As of December 31, 2002, $11 of deferred net gains included in equity ("Accumulated other comprehensive income" in Statement 3) is expected to be reclassified to current earnings ["Other income (expense)"] over the next 12 months. Last year, $5 of deferred net gains was expected to be reclassified to current earnings. There were no circumstances where hedge treatment was discontinued during 2002 or 2001.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated. "Other income (expense)" includes gains/(losses) of $(96) and $43 on the undesignated contracts for 2002 and 2001, respectively, substantially offset by balance sheet remeasurement and conversion gains and losses.

C. Interest rate risk
 Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our Policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our policy allows us to enter fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. In 2001 gains on undesignated contracts of $.3 were recorded in current earnings ["Other income (expense)"] for the year. In 2001 gains on designated interest rate derivatives of $23 were offset by losses on hedged debt of $18 in current earnings ["Other income (expense)"] for the year. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. Deferred gains on liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $8 and $6 on the liquidated swaps were amortized to current earnings ["Other income (expense)"] for 2002 and 2001, respectively. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines forward rate agreements are 100% effective. As of December 31, 2002, $.3 of deferred net gains included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ["Other income (expense)"] over the next 12 months. Last year, $.3 of deferred net gains was expected to be reclassified to current earnings. The reclassification of the remaining deferred gain to current earnings ["Other income (expense)"] will occur over a maximum of 30 years. There were no circumstances where hedge treatment was discontinued during 2002 or 2001.

Our Financial Products operations have a "match funding" objective whereby, within specified boundaries, the interest rate profile (fixed rate or floating rate) of their debt portfolio largely matches the interest rate profile of their receivable, or asset, portfolio. In connection with that objective, we use interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the risk of deteriorating margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

Our Policy allows us to issue floating-to-fixed, fixed-to-floating and floating-to-floating interest rate swaps to meet the "match funding" objective. We designate as fair value hedges, at inception of the contract, all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. As Financial Products fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $17 and $44 were offset completely by losses on hedged debt of $17 and $44 in current earnings ["Other income (expense)"] for 2002 and 2001, respectively. Financial Products policy is to designate as cash flow hedges, at inception of the contract, most floating-to-fixed interest rate swaps. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Gains/(losses) of $.4 and $(1) due to ineffectiveness on floating-to-fixed interest rate swaps were included in current earnings ["Other income (expense)"] for 2002 and 2001, respectively. During the second quarter of 2002, we liquidated four fixed-to-floating interest rate swaps. Deferred gains on these swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $1 were amortized to Interest expense for the year ended December 31, 2002. As of December 31, 2002, $26 of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products" in Statement 1) over the next 12 months. Last year, $30 of deferred net losses was expected to be reclassified to current earnings. There were no circumstances where hedge treatment was discontinued during 2002 or 2001.

D. Commodity price risk
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

Our objective is to reduce the cost of purchased materials. Our Policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains/(losses) on the undesignated contracts of $.9 and $(8) were recorded in current earnings ["Other income (expense)"] for 2002 and 2001, respectively.

3. Other income (expense)

	Years ended December 31,
	2002	2001	2000
Investment and interest income	$31	96	$96
Foreign exchange (losses) gains	13	(29)	(78)
Miscellaneous income	30	76	65

	$74	$143	$83

4. Income taxes

The components of profit before taxes were:

	Years ended December 31,
	2002	2001	2000
U.S.	$343	$741	$1,083
Non-U.S.	771	428	445

	$1,114	$1,169	$1,528

The components of the provision for income taxes were:

	Years ended December 31,
	2002	2001	2000
Current tax provision:
U.S. Federal	$(62)	$150	$177
Non-U.S.	210	174	196
State (U.S.)	1	11	14

	$149	$335	$387

Deferred tax provision (credit):
U.S. Federal	172	65	83
Non-U.S.	(20)	(34)	(35)
State (U.S.)	11	1	12

	163	32	60

Total provision for income taxes	$312	$367	$447

Reconciliation of the U.S. federal statutory rate to effective rate:

	Years ended December 31,
	2002	2001	2000
U.S. statutory rate	35.0%	35.0%	35.0%
(Decreases) increases in taxes resulting from:
Benefit of foreign sales corporation/extraterritorial income exclusion	(4.4)%	(4.9)%	(3.8)%
Release valuation allowance	--	--	(2.6)%
Non-U.S. subsidiaries taxed at other than 35%	(3.4)%	(0.1)%	1.6%
Other--net	0.8%	1.4%	(0.8)%

Provision for income taxes	28.0%	31.4%	29.4%

We paid income taxes of $124, $379 and $359 in 2002, 2001 and 2000, respectively.

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. companies which are considered permanently invested. Determination of the amount of unrecognized deferred tax liability related to permanently invested profits is not feasible.

Deferred income tax assets and liabilities:

	December 31,
	2002	2001	2000
Deferred income tax assets:
Postemployment benefits other than pensions	$1,130	$1,112	$1,052
Warranty reserves	204	186	191
Unrealized profit excluded from inventories	219	212	176
Net operating loss carryforwards	224	207	183
Inventory valuation method	60	50	67
Pension	39	--	--
Other	205	279	247

	2,081	2,046	1,916

Deferred income tax liabilities:
Capital assets	(625)	(523)	(426)
Pension	--	(182)	(202)

	(625)	(705)	(628)

Valuation allowance for deferred tax assets	(18)	(22)	(25)

Deferred income taxes--net	$1,438	$1,319	$1,263

SFAS 109 requires that individual tax-paying entities of the company offset all current deferred tax liabilities and assets within each particular tax jurisdiction and present them as a single amount in the Statement of Financial Position. A similar procedure is followed for all noncurrent deferred tax liabilities and assets. Amounts in different tax jurisdictions cannot be offset against each other. The amount of deferred income taxes at December 31, included on the following lines in Statement 3, are as follows:

	2002	2001	2000
Assets:
Deferred and refundable income taxes	$638	$423	$397
Deferred income taxes	850	938	907

	$1,488	$1,361	$1,304
Liabilities:
Deferred and current income taxes payable	$8	$6	$6
Deferred income taxes and other liabilities	42	36	35

Deferred income taxes--net	$1,438	$1,319	$1,263

A valuation allowance has been recorded at certain non-U.S. subsidiaries that have not yet demonstrated consistent and/or sustainable profitability to support the recognition of net deferred tax assets.

In 2000, circumstances changed at our Brazilian subsidiary that allowed us to reduce the valuation allowance and recognize additional net deferred income tax assets.

As of December 31, 2002, amounts and expiration dates of net operating loss carryforwards in various non-U.S. taxing jurisdictions were:

2003	2004	2005	2006	2007	2008	2009	Unlimited	Total
$4	$8	$12	$16	$11	$1	$51	$705	$808

As of December 31, 2002, $89 of regular foreign tax credit carryforwards were available in the United States. They will expire in 2007.

5. Finance receivables

Finance receivables are receivables of Cat Financial, which generally can be repaid or refinanced without penalty prior to contractual maturity. Total finance receivables reported in Statement 3 are net of an allowance for credit losses. The effective interest rate on these receivables is 7.1%.

Caterpillar Inc. utilizes inventory merchandising programs for its North American dealers. Certain dealer receivables, which arise from the sale of goods, are sold to Cat Financial at a discount. Some of these receivables are then securitized by Cat Financial into private-placement, revolving securitization facilities. Cat Financial services the dealer receivables, which are held in a securitization trust and receives an annual servicing fee of 1% of the average outstanding principle balance. Securitization of receivables is a cost-effective means of financing the business. Consolidated net discounts of $10, $24 and $38 were recognized on securitization of dealer receivables during 2002, 2001 and 2000, respectively, and are included in "Other income (expense)" in Statement 1. Significant assumptions used to estimate the fair value of dealer receivables securitized during 2002, 2001 and 2000 include a discount rate of 4.8%, 7.2% and 9.2%, respectively. These rates reflect declining market interest rates. Other assumptions include a one-month weighted-average maturity, a weighted-average prepayment rate of 0% and expected credit losses of 0% for 2002, 2001 and 2000. Expected credit losses are assumed to be 0% because dealer receivables have historically had no losses and none are expected in the future. The net dealer receivables retained were $1,145, $772 and $814 as of December 31, 2002, 2001 and 2000, respectively, and are included in "Receivables--finance" in Statement 3 and "Wholesale Notes" in Table I.

During 2002 and 2001, Cat Financial securitized retail installment sale contracts and finance leases into public asset-backed securitization facilities. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. Cat Financial retained servicing responsibilities and subordinated interests related to these securitizations. For 2002, subordinated interests included $8 in subordinated certificates, an interest in certain future cash flows (excess) with an initial fair value of $11 and a reserve account with an initial fair value of $10. For 2001, subordinated interests included $10 in subordinated certificates, an interest in certain future cash flows (excess) with an initial fair value of $20 and a reserve account with an initial fair value of $5. The company's retained interests generally are subordinate to the investors' interests. Net gains of $18 and $21 were recognized on these transactions in 2002 and 2001, respectively.

Significant assumptions used to estimate the fair value of the subordinated certificates were:

	2002	2001
Discount rate	4.8%	6.3%
Weighted-average prepayment rate	14.0%	14.0%
Expected credit losses	1.0%	0.6%

Significant assumptions used to estimate the fair value of the excess and the reserve accounts were:

	2002	2001
Discount rate	14.0%	13.6%
Weighted-average prepayment rate	14.0%	14.0%
Expected credit losses	1.0%	0.6%

The company receives annual servicing fees of approximately 1% of the unpaid note value.

During 2002, 2001 and 2000, Cat Financial serviced installment sale contracts and finance lease contracts that they securitized. Cat Financial receives a servicing fee of 1% of the average outstanding principal balance. As of December 31, 2002, 2001 and 2000, the subordinated retained interests in the public securitizations totaled $47, $51 and $61, respectively. Key assumptions used to determine the fair value of the retained interests were:

	2002	2001	2000
Cash flow discount rates on subordinated tranches	4.8-6.3%	6.3-6.9%	6.3-6.9%
Cash flow discount rates on other retained interests	13.6-14.0%	13.6%	13.6%
Weighted-average maturity	29 months	27 months	16 months
Average prepayment rate	14.0%	14.0%	14.0%
Expected credit losses	1.0%	0.5%	0.5%

The investors and the securitization trusts have no recourse to Cat Financial's other assets for failure of debtors to pay when due.

We estimated the impact of individual 10% and 20% changes to the key economic assumptions used to determine the fair value of residual cash flow in retained interests on our income. An independent, adverse change to each key assumption had an immaterial impact on the fair value of residual cash flow.

The securitization facilities involved in Cat Financial's securitizations are qualifying special purpose entities and thus, in accordance with the Statement of Financial Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are not consolidated.

We consider an account past due if any portion of an installment is due and unpaid for more than 30 days. Recognition of income is suspended when management determines that collection of future income is not probable (generally after 120 days past due). Accrual is resumed, and previously suspended income is recognized, when the receivable becomes contractually current and collection doubts are removed. Investment in loans/finance leases on non-accrual status were $370 and past due over 90 days and still accruing were $72 as of December 31, 2002.

TABLE I--Finance Receivables Information
Contractual maturities of outstanding receivables:
	December 31, 2002
Amounts Due In	Installment Contracts	Wholesale and Retail Finance Leases	Wholesale and Retail Notes	Total
2003	$1,642	$1,505	$3,181	$6,328
2004	1,063	1,051	973	3,087
2005	629	644	571	1,844
2006	274	303	361	938
2007	84	134	194	412
Thereafter	25	157	717	899

	3,717	3,794	5,997	13,508
Residual value	--	910	--	910
Less: Unearned income	240	479	30	749

Total	$3,477	$4,225	$5,967	$13,669

Impaired loans and leases:
	2002	2001	2000
Average recorded investment	$292	$323	$144

At December 31:
Recorded investment	$366	$259	$265
Less: Fair value of underlying collateral	233	167	198

Potential loss	$133	$92	$67

Allowance for credit loss activity:
	2002	2001	2000
Balance at beginning of year	$177	$163	$134
Provision for credit losses	109	97	62
Receivables written off	(103)	(82)	(43)
Recoveries on receivables previously written off	18	10	15
Other--net	6	(11)	(5)

Balance at end of year	$207	$177	$163

In estimating the allowance for credit losses, we review accounts that are past due, non-performing or in bankruptcy.

Cat Financial's net investment in financing leases:
	December 31,
	2002	2001	2000
Total minimum lease payments receivable	$3,794	$3,606	$3,477
Estimated residual value of leased assets:
Guaranteed	306	272	283
Unguaranteed	604	682	713

	4,704	4,560	4,473
Less: Unearned income	479	514	517

Net investment in financing leases	$4,225	$4,046	$3,956

	2002		2001		2000
	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables	Dealer Receivables	Finance Receivables
Cash flow from securitizations:
Proceeds from initial sales of receivables	$--	$614	$--	$600	$660	$--
Proceeds from subsequent sales of receivables into revolving facility	1,696	--	2,479	--	2,686	--
Servicing fees received	3	7	5	6	4	8
Other cash flows	--	--	--	--	--	7
Characteristics of securitized receivables:
At December 31:
Total securitized principal balance	$240	$726	$500	$616	$710	$452
Loans more than 30 days past due	--	32	--	31	--	22
Weighted average maturity (in months)	1	28	1	26	1	16
For the year ended December 31:
Average securitized principal balance	324	619	504	836	537	631
Net credit losses	--	5	--	3	--	3

Cat Financial provides financing only when acceptable criteria are met. Credit decisions are based on, among other things, the customer's credit history, financial strength and intended use of equipment. Cat Financial typically maintains a security interest in retail financed equipment and requires physical damage insurance coverage on financed equipment.

Please refer to Table I  for additional finance receivables information and Note 17 and Table V of Note 17 for fair value information.

6. Inventories

	December 31,
	2002	2001	2000
Raw materials	$806	$846	$766
Work-in-process	316	239	256
Finished goods	1,454	1,658	1,485
Supplies	187	182	185

	$2,763	$2,925	$2,692

We had long-term material purchase obligations of approximately $369 at December 31, 2002.

7. Property, plant and equipment

	Useful Lives (Years)	December 31,
		2002	2001	2000
Land	--	$149	$149	$143
Buildings and land improvements	20-45	3,039	3,077	3,016
Machinery, equipment and other	3-10	7,015	6,658	6,674
Equipment leased to others	--	3,033	2,270	1,771
Construction-in-process	--	305	636	312

Total property, plant and equipment, at cost		13,541	12,790	11,916
Less: Accumulated depreciation		6,495	6,187	5,965

Property, plant and equipment--net		$7,046	$6,603	$5,951

We had commitments for the purchase or construction of capital assets of approximately $202 at December 31, 2002.

Assets recorded under capital leases(1):
	December 31,
	2002	2001	2000
Gross capital leases(2)	$259	$444	$622
Less: Accumulated depreciation	170	318	483

Net capital leases	$89	$126	$139

(1) Included in Property, plant and equipment table above.
(2) Consists primarily of machinery and equipment.

Equipment leased to others (primarily by Financial Products):
	December 31,
	2002	2001	2000
Equipment leased to others--at original cost	$3,033	$2,270	$1,771
Less: Accumulated depreciation	809	629	479

Equipment leased to others--net	$2,224	$1,641	$1,292

At December 31, 2002, scheduled minimum rental payments to be received for equipment leased to others were:

2003	2004	2005	2006	2007	After 2007
$482	$322	$190	$88	$33	$15

8. Investment in unconsolidated affiliated companies

The company's investment in affiliated companies accounted for by the equity method consists primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending September 30) was as follows:

	Years ended December 31,
	2002	2001	2000
Results of Operations:
Sales	$2,734	$2,493	$2,773
Cost of sales	2,168	1,971	2,220

Gross profit	566	522	553
Profit (loss)	$(1)	$9	$(56)

Caterpillar's profit (loss)	$(4)	$3	$(28)

	December 31,
	2002	2001	2000
Financial Position:
Assets:
Current assets	$1,389	$1,451	$1,583
Property, plant and equipment--net	1,209	986	1,000
Other assets	493	290	352

	3,091	2,727	2,935

Liabilities:
Current liabilities	$1,117	$1,257	$1,284
Long-term debt due after one year	808	414	557
Other liabilities	249	281	253

	2,174	1,952	2,094

Ownership	$917	$775	$841

Caterpillar's investment in unconsolidated affiliated companies:
Investment in equity method companies	$437	$437	$429
Plus: Investment in cost method companies	310	350	122

Investment in unconsolidated affiliated companies	$747	$787	$551

At December 31, 2002, consolidated "Profit employed in the business" in Statement 2 included $73 representing undistributed profit of the unconsolidated affiliated companies. In 2002, 2001 and 2000, we received $4, $4 and $4, respectively, in dividends from unconsolidated affiliated companies.

Certain investments in unconsolidated affiliated companies are accounted for using the cost method. During first quarter 2001, Cat Financial invested for a limited partnership interest in a venture financing structure associated with Caterpillar's rental strategy in the United Kingdom.

9. Intangible assets and goodwill

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for intangible assets and goodwill. The Statement requires that goodwill and intangible assets having indefinite useful lives not be amortized, but rather be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As required by SFAS 142, we adopted this new accounting standard on January 1, 2002. Upon adoption, we performed the required transitional impairment tests of goodwill and indefinite-lived intangible assets. Application of the transitional impairment provisions of SFAS 142 did not result in an impairment loss.

As of December 31, 2002, total intangible assets were $281. This included $191 of pension-related intangible assets. The remaining $90 represents the net carrying value of intellectual property. The gross carrying amount of the intellectual property was $137 with accumulated amortization of $47. Amortization expense for the year was $13. Amortization expense related to intangible assets is expected to be:

2003	2004	2005	2006	2007	Thereafter
$16	$14	$14	$12	$8	$26

During the year ended December 31, 2002, no goodwill was acquired, impaired or disposed. Goodwill amortization expense was $85 and $81 for 2001 and 2000, respectively. Excluding goodwill amortization expense, profit for 2001 and 2000 was $863 ($2.51 per share-basic, $2.49 per share-diluted) and $1,108 ($3.19 per share-basic, $3.18 per share-diluted), respectively.

10. Available-for-sale securities

Cat Insurance and Caterpillar Investment Management Ltd. had investments in certain debt and equity securities at December 31, 2002 and 2001, that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. These fair values are included in "Other assets" in Statement 3. Gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in Statement 3). Realized gains and losses on sales of investments are determined using the average cost method for debt instruments and the FIFO method for equity securities.

	December 31, 2002
	Cost Basis	Pre-Tax Net Gains (Losses)	Fair Value
Government debt	$89	$--	$89
Corporate bonds	208	1	209
Equity securities	220	(51)	169

	$517	$(50)	$467

	December 31, 2001
	Cost Basis	Pre-Tax Net Gains (Losses)	Fair Value
Government debt	$80	$--	$80
Corporate bonds	157	1	158
Equity securities	200	(40)	160

	$437	$(39)	$398

The fair value of the available-for-sale debt securities at December 31, 2002, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Fair Value
Due in one year or less	$14
Due after one year through five years	$128
Due after five years through ten years	$28
Due after ten years	$128

Proceeds from sales of investments in debt and equity securities during 2002 and 2001 were $288 and $246, respectively. Gross gains of $9 and $2 and gross losses of $2 and $5 have been included in current earnings as a result of these sales for 2002 and 2001, respectively.

During 2002, we recognized a $41 pretax charge in accordance with the application of SFAS 115 for "other than temporary" declines in the market value of securities in the Cat Insurance investment portfolio.

11. Postemployment benefit plans

A. Pension plans
 We have both U.S. and non-U.S. pension plans covering substantially all of our employees. The defined benefit plans provide a benefit based on years of service and/or the employee's average earnings near retirement.

Please refer to Table II of this Note 11 for additional financial information.

TABLE II--Financial Information Related to Pension Plans
	U.S. Pensions Benefits			Non-U. S. Pension Benefits
	2002	2001	2000	2002	2001	2000
Change in benefit obligation:
Benefit obligation, January 1	$7,382	$6,921	$6,536	$1,229	$1,168	$1,200
Service cost	115	99	98	38	35	33
Interest cost	529	516	486	70	65	66
Business combinations	--	--	--	--	2	--
Plan amendments	--	2	1	--	2	1
Actuarial losses (gains)	395	389	329	135	(17)	58
Foreign currency exchange rates	--	--	--	100	21	(145)
Participant contributions	--	--	--	10	9	11
Benefits paid	(611)	(545)	(529)	(65)	(56)	(56)
Special termination benefits(1)	34	--	--	--	--	--

Benefit obligation, December 31	$7,844	$7,382	$6,921	$1,517	$1,229	$1,168

Change in plan assets:
Fair value of plan assets, January 1	$7,431	$8,203	$8,411	$1,050	$1,287	$1,289
Actual return on plan assets	(512)	(230)	316	(87)	(217)	161
Business combinations	--	--	--	--	2	--
Foreign currency exchange rate changes	--	--	--	72	12	(160)
Company contributions	135	3	5	44	13	42
Participant contributions	--	--	--	10	9	11
Benefits paid	(611)	(545)	(529)	(65)	(56)	(56)

Fair value of plan assets, December 31	$6,443	$7,431	$8,203	$1,024	$1,050	$1,287

Over (under) funded, December 31	$(1,401)	$49	$1,282	$(493)	$(179)	$119
Unrecognized prior service cost	278	327	375	33	36	37
Unrecognized net actuarial (gain) loss	2,009	318	(1,142)	547	198	(99)
Unrecognized net obligation existing at adoption of SFAS 87	--	--	1	9	7	4
Contributions made after measurement date	--	--	--	22	4	--

Net amount recognized in financial position	$886	$694	$516	$118	$66	$61

Components of net amount recognized in financial position:
Prepaid benefit costs	$1,071	$953	$795	$154	$99	$106
Accrued benefit liabilities	(185)	(259)	(279)	(36)	(33)	(45)
Intangible assets	156	185	--	35	25	1
Adjustment for minimum pension liability	(911)	(323)	--	(434)	(130)	(3)
Accumulated other comprehensive income	755	138	--	399	105	2

Net asset (liability) recognized	$886	$694	$516	$118	$66	$61

Components of net periodic benefit cost:
Service cost	$115	$99	$98	$38	$35	$33
Interest cost	529	516	486	70	65	66
Expected return on plan assets	(783)	(806)	(768)	(94)	(90)	(86)
Amortization of:
Net asset existing at adoption of SFAS 87	--	--	(19)	(2)	(1)	(4)
Prior service cost(2)	50	49	71	5	5	5
Net actuarial (gain) loss	(1)	(34)	(59)	--	(1)	(3)

Total (benefit) cost included in results of operations	$(90)	$(176)	$(191)	$17	$13	$11

Rate assumptions:
Assumed discount rate(3)	7.0%	7.3%	7.8%	5.4%	5.8%	6.0%
Expected rate of compensation increase(3)	4.0%	4.0%	4.0%	3.2%	3.5%	4.0%
Expected long-term rate of return on plan assets(4)	9.8%	10.0%	10.0%	7.6%	7.8%	7.8%
(1) Amount recognized as expense in 2001 in conjunction with the U.S. salaried and management employee reduction. Please refer to Note 24 in this Item 15 for additional information.
(2) Prior service costs are amortized using the straight-line method over the average remaining service period of employees expected to receive benefits from the plan amendment.
(3) Weighted-average rates as of December 31.
(4) Weighted-average rates used in determining consolidated expense. The weighted-average rates for 2003 are 9.0% and 7.1% for U.S. and non-U.S. plans, respectively.

The following amounts relate to our pension plans with accumulated benefit obligations in excess of plan assets:
	U.S. Pension Benefits			Non-U.S. Pension Benefits
	At December 31,			At December 31,
	2002	2001	2000	2002	2001	2000
Accumulated benefit obligation	$(3,416)	$(3,010)	$(2,901)	$(1,334)	$(1,088)	$(36)
Projected benefit obligation	$(3,439)	$(3,011)	$(2,902)	$(1,490)	$(1,203)	$(41)
Fair value of plan assets	$2,345	$2,462	$2,813	$990	$1,015	$20

B. Other postretirement benefit plans
 We have defined-benefit retirement health care and life insurance plans for substantially all of our U.S. employees. Plan amendments made in 2002 included an increase in retiree cost sharing of health care benefits, elimination of company payments for Medicare part B premiums and significant reductions in retiree life insurance.

Please refer to Table III below for additional financial information.

TABLE III--Financial Information Related to Other Postretirement Benefit Plans
	Other Postretirement Benefits
	2002	2001	2000
Change in benefit obligation:
Benefit obligation, January 1	$4,514	$3,869	$3,821
Service cost	80	72	71
Interest cost	292	289	292
Plan amendments	(474)	16	--
Actuarial losses (gains)	340	528	(65)
Foreign currency exchange rates	2	2	--
Participant contributions	5	4	3
Benefits paid	(294)	(266)	(253)

Benefit obligation, December 31	$4,465	$4,514	$3,869

Change in plan assets:
Fair value of plan assets, January 1	$1,109	$1,324	$1,291
Actual return on plan assets	(113)	(71)	22
Participant contributions	5	4	3
Benefits paid	(294)	(266)	(247)
Employer funding of benefits paid	142	118	255

Fair value of plan assets, December 31	$849	$1,109	$1,324

Over (under) funded, December 31	$(3,616)	$(3,405)	$(2,545)
Unrecognized prior service cost	(283)	167	171
Unrecognized net actuarial (gain) loss	976	413	(317)
Contributions made after measurement date	20	17	--

Net amount recognized in financial position	$(2,903)	$(2,808)	$(2,691)

Components of net amount recognized in financial position:
Accrued benefit liabilities	$(2,903)	$(2,808)	$(2,691)

Net asset (liability) recognized	$(2,903)	$(2,808)	$(2,691)

Components of net periodic benefit cost:
Service cost	$80	$72	$71
Interest cost	292	289	292
Expected return on plan assets	(115)	(136)	(123)
Amortization of:
Prior service cost(1)	(22)	21	19
Net actuarial (gain) loss	5	(9)	--

Total (benefit) cost included in results of operations	$240	$237	$259

Rate assumptions:
Assumed discount rate(2)	7.0%	7.3%	7.8%
Expected rate of compensation increase(2)	4.0%	4.0%	4.0%
Expected long-term rate of return on plan assets(3)	9.8%	10.0%	10.0%
For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. This rate was assumed to decrease gradually to 4.5% for 2009.
(1) Prior service costs are amortized using the straight-line method over the average remaining service period of employees affected by the plan amendment.
(2) Weighted-average rates as of December 31.
(3) Weighted-average rates used in determining consolidated expense. The weighted-average rate for 2003 is 9.0%.

Effects of a one-percentage-point change in the assumed health care cost trend rates for 2002:
	One-percentage- point increase	One-percentage- point decrease
Approximate effect on the total of service and interest cost components of other postretirement benefit cost	$31	$(26)
Approximate effect on accumulated postretirement benefit obligation	$272	$(230)

C. Other postemployment benefit plans
 We offer long-term disability benefits, continued health care for disabled employees, survivor income benefits insurance and supplemental unemployment benefits to substantially all eligible U.S. employees.

D. Summary of long-term liability:
	December 31,
	2002	2001	2000
Pensions:
U.S. pensions	$911	$323	$--
Non-U.S. pensions	434	130	3

Total pensions	1,345	453	3
Postretirement benefits other than pensions	2,614	2,578	2,441
Other postemployment benefits	79	72	70

	$4,038	$3,103	$2,514

12. Short-term borrowings

	December 31,
	2002	2001	2000
Machinery and Engines:
Notes payable to banks	$64	$219	$104
Commercial paper	--	--	237
Other	--	--	28

	64	219	369
Financial Products:
Notes payable to banks	174	126	92
Commercial paper	1,682	1,715	400
Other	255	120	110

	2,111	1,961	602

Total short-term borrowings	$2,175	$2,180	$971

The weighted average interest rates on external short-term borrowings outstanding were:

	December 31,
	2002	2001	2000
Notes payable to banks	5.7%	5.6%	6.9%
Commercial paper	2.5%	2.5%	5.9%
Other	2.8%	3.4%	6.8%

Please refer to Note 17 and Table V  for fair value information on short-term borrowings.

13. Long-term debt

	December 31,
	2002	2001	2000
Machinery and Engines:
Notes--6.000% due 2003	$--	$253	$252
Notes--6.550% due 2011	249	249	--
Debentures--9.000% due 2006	209	211	203
Debentures--6.000% due 2007	189	180	162
Debentures--7.250% due 2009	318	321	300
Debentures--9.375% due 2011	123	123	123
Debentures--9.750% due 2000-2019	--	--	139
Debentures--9.375% due 2021	236	236	236
Debentures--8.000% due 2023	199	199	199
Debentures--6.625% due 2028	299	299	299
Debentures--7.300% due 2031	348	348	--
Debentures--6.950% due 2042	249	--	--
Debentures--7.375% due 2097	297	297	297
Medium-term notes	25	26	96
Capital lease obligations	538	467	474
Commercial paper supported by revolving credit agreements (Note 14)	--	130	--
Other	124	153	74

Total Machinery and Engines	3,403	3,492	2,854
Financial Products:
Commercial paper supported by revolving credit agreements (Note 14)	$1,825	$1,755	$2,732
Medium-term notes	6,298	5,972	5,687
Other	70	72	61

Total Financial Products	8,193	7,799	8,480

Total long-term debt due after one year	$11,596	$11,291	$11,334

All outstanding notes and debentures are unsecured. The capital lease obligations are collateralized by leased manufacturing equipment and/or security deposits.

The 6% notes due in 2003, classified as debt due within one year, may be redeemed in whole at their principal amount if we are required to pay additional taxes or duties as a result of a change in tax law and that obligation cannot be reasonably avoided. In addition, if the identity of beneficial owners of the notes must be disclosed in certain circumstances, we would be required either to redeem the notes or satisfy the information disclosure requirement through the payment of certain taxes or charges. We also may purchase the 6% notes at any time in the open market.

The 6% debentures due in 2007, were sold at significant original issue discounts ($144). This issue is carried net of the unamortized portion of its discount, which is amortized as interest expense over the life of the issue. These debentures have a principal at maturity of $250 and an effective annual cost of 13.3%. We may redeem them, at our option, at an amount equal to the respective principal at maturity.

We may redeem the 6.55% notes and the 7.25%, 6.625%, 7.3%, 6.95% and 7.375% debentures in whole or in part at our option at any time at a redemption price equal to the greater of 100% of the principal amount of the debentures to be redeemed or the sum of the present value of the remaining scheduled payments.

The terms of other notes and debentures do not specify a redemption option prior to maturity.

The medium-term notes are offered on a continuous basis through agents and are primarily at fixed rates. At December 31, 2002, Machinery and Engines medium-term notes had a weighted average interest rate of 8.1% with one to two years remaining to maturity. Financial Products medium-term notes have a weighted average interest rate of 3.7% with remaining maturities up to 13 years at December 31, 2002.

The aggregate amounts of maturities of long-term debt during each of the years 2003 through 2007, including amounts due within one year and classified as current, are:

	December 31,
	2003	2004	2005	2006	2007
Machinery and Engines	$258	$67	$18	$231	$204
Financial Products	3,654	2,714	1,474	981	818

	$3,912	$2,781	$1,492	$1,212	$1,022

Interest paid on short-term and long-term borrowings for 2002, 2001 and 2000 was $815, $1,009 and $930, respectively.

Please refer to Note 17 and Table V in this Item 15 for fair value information on long-term debt.

14. Credit commitments

	December 31, 2002
	Consolidated		Machinery and Engines		Financial Products
Credit lines available:
Global credit facility	$4,550	(1)	$4,550	(1)	$3,950	(1)
Other external	1,353		542		811
Intercompany	--		500	(2)	826	(2)

Total credit lines available	5,903		5,592		5,587
Utilized credit	238		64		174

Unused credit	$5,665		$5,528		$5,413

(1) A global credit facility of $4,550 is available to both Machinery and Engines and Financial Products (Cat Financial) to support commercial paper programs. Cat Financial may use up to 90% of the available facility subject to a maximum debt to equity and a minimum interest coverage ratio. Machinery and Engines may use up to 100% of the available facility subject to a minimum level of net worth. Based on these restrictions, and the allocation decisions of available credit made by management, the portion of the facility available to Cat Financial at December 31, 2002, was $3,950. The facility is comprised of two components; $2,425 expiring in September 2003 and $2,125 expiring in September 2006. The facility expiring in September 2003 has a provision which allows Caterpillar to obtain a one-year term loan in September 2003 that matures in September 2004.
(2) Represents variable lending agreements between Caterpillar Inc. and Cat Financial.

Based on long-term credit agreements, $1,825, $1,885 and $2,732 of commercial paper outstanding at December 31, 2002, 2001 and 2000, respectively, was classified as long-term debt due after one year.

15. Capital stock

A. Stock options
 In 1996, stockholders approved the Stock Option and Long-Term Incentive Plan (the Plan) providing for the granting of options to purchase common stock to officers and other key employees, as well as non-employee directors. The Plan reserves 47 million shares of common stock for issuance (39 million under the Plan and 8 million under prior stock option plans). Options vest at the rate of one-third per year over the three year period following the date of grant, and have a maximum term of 10 years. Common shares issued under stock options, including treasury shares reissued, totaled 882,580, 693,444 and 346,333, in 2002, 2001 and 2000, respectively.

The Plan grants options which have exercise prices equal to the average market price on the date of grant. As required by SFAS 148, a summary of the pro forma net income and profit per share amounts is shown in Note 1K on Page A-9. The fair value of each option grant is estimated at the date of grant using the Black-Scholes option-pricing model.

Please refer to Table IV  for additional financial information on our stock options.

TABLE IV--Financial Information Related to Capital Stock
Changes in the status of common shares subject to issuance under options:
	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Fixed Options:
Outstanding at beginning of year	32,295,230	$47.34	26,336,074	$44.49	20,404,176	$45.90
Granted to officers and key employees	8,050,864	$50.72	7,512,206	$53.53	6,621,858	$38.41
Granted to outside directors	52,000	$58.87	52,000	$45.51	44,000	$43.75
Exercised	(1,580,754)	$26.41	(1,273,361)	$23.64	(543,090)	$19.49
Lapsed	(95,976)	$50.28	(331,689)	$47.13	(190,870)	$55.17

Outstanding at end of year	38,721,364	$48.91	32,295,230	$47.34	26,336,074	$44.49

Options exercisable at year-end	23,909,130	$48.23	19,062,802	$45.74	15,214,347	$42.47
Weighted-average fair value of options granted during the year	$14.85		$14.56		$10.92

Stock options outstanding and exercisable:
	Options Outstanding			Options Exercisable
Exercise Prices	# Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	# Outstanding at 12/31/02	Weighted-Average Exercise Price
$15.19-$18.77	264,617	0.4	$18.66	264,617	$18.66
$26.77-$39.19	10,479,468	5.5	$35.26	8,535,350	$34.55
$43.75-$62.34	27,977,279	7.5	$54.30	15,109,163	$56.47

	38,721,364	6.9	$48.91	23,909,130	$48.23

24030:
Weighted-average assumptions used in determining fair value of option grants:
	Grant Year
	2002	2001	2000
Dividend yield	2.55%	2.49%	2.11%
Expected volatility	35.0%	30.1%	26.4%
Risk-free interest rates	4.13%	4.88%	6.20%
Expected lives	5 years	5 years	5 years

B. Restricted stock
 The Plan permits the award of restricted stock to officers and other key employees, as well as non-employee directors. During 2002, 2001 and 2000, officers and other key employees were awarded 52,475 shares, 143,686 shares and 52,032 shares, respectively, of restricted stock. During 2002, 8,450 restricted shares (in phantom form) were awarded to officers and other key employees. During 2001 and 2000, non-employee directors were granted 9,750 shares and 9,050 shares, respectively, of restricted stock.

C. Stockholders' rights plan
 We are authorized to issue 5,000,000 shares of preferred stock, of which 2,000,000 shares have been designated as Series A Junior Participating Preferred Stock of $1 par value. None of the preferred shares have been issued.

Stockholders would receive certain preferred stock purchase rights if someone acquired or announced a tender offer to acquire 15% or more of outstanding Caterpillar stock. In essence, those rights would permit each holder (other than the acquiring person) to purchase one share of Caterpillar stock at a 50% discount for every share owned. The rights, designed to protect the interests of Caterpillar stockholders during a takeover attempt, expire December 11, 2006.

16. Profit per share

Stock options to purchase 27,881,279, 19,886,054 and 12,636,262 shares of common stock at a weighted-average price of $54.34, $55.79 and $57.14 were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted profit per share because the options' exercise price was greater than the average market price of the common shares.

17. Fair values of financial instruments

We used the following methods and assumptions to estimate the fair value of our financial instruments:

Cash and short-term investments--carrying amount approximated fair value.

Long-term investments (other than investments in unconsolidated affiliated companies)--fair value was estimated based on quoted market prices.

Foreign currency forward and option contracts--fair value of forward contracts was determined by discounting the future cash flow resulting from the differential between the contract price and the forward rate. Fair value of option contracts was determined by using the Black-Scholes model.

Finance receivables--fair value was estimated by discounting the future cash flow using current rates, representative of receivables with similar remaining maturities. Historical bad-debt experience also was considered.

Short-term borrowings--carrying amount approximated fair value.

Long-term debt--for Machinery and Engines notes and debentures, fair value was estimated based on quoted market prices. For Financial Products, fair value was estimated by discounting the future cash flow using our current borrowing rates for similar types and maturities of debt, except for floating rate notes and commercial paper supported by revolving credit agreements for which the carrying amounts were considered a reasonable estimate of fair value.

Interest rate swaps--fair value was estimated based on the amount that we would receive or pay to terminate our agreements as of year end.

Please refer to Table V  for the fair values of our financial instruments.

TABLE V--Fair Values of Financial Instruments
	2002		2001		2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Reference #
Asset (Liability) At December 31
Cash and short-term investments	$309	$309	$400	$400	$334	$334	Statement 3, Note 18
Long-term investments	874	874	791	791	741	741	Note 18
Foreign currency contracts	47	47	2	2	(30)	(34)	Note 2
Finance receivables-- net (excluding finance type leases(1))	12,093	12,177	10,931	10,957	10,479	10,582	Note 5
Short-term borrowings	2,175	2,175	(2,180)	(2,180)	(971)	(971)	Note 12
Long-term debt (including amounts due within one year)
Machinery and Engines	3,661	4,185	(3,565)	(3,749)	(3,058)	(3,198)	Note 13
Financial Products	11,847	12,118	(10,857)	(11,048)	(11,038)	(11,154)	Note 13
Interest rate swaps
Machinery and Engines--
in a net receivable position	--	--	--	--	--	25	Note 2
in a net payable position	--	--	--	--	(1)	--	Note 2
Financial Products--
in a net receivable position	84	84	58	58	8	27	Note 2
in a net payable position	(85)	(85)	(71)	(71)	--	(25)	Note 2
(1) Excluded items have a net carrying value at December 31, 2002, 2001 and 2000 of $1,369, $1,185 and $1,087, respectively.

18. Concentration of credit risk

Financial instruments with potential credit risk consist primarily of trade and finance receivables and short-term and long-term investments. Additionally, to a lesser extent, we have a potential credit risk associated with counterparties to derivative contracts.

Trade receivables are primarily short-term receivables from independently owned and operated dealers which arise in the normal course of business. Terms of up to six months are standard on machine sales to dealers in the United States and Canada. We perform regular credit evaluations of our dealers. Collateral generally is not required, and the majority of our trade receivables are unsecured. We do, however, when deemed necessary, make use of various devices such as security agreements and letters of credit to protect our interests. No single dealer represents a significant concentration of credit risk.

Finance receivables primarily represent receivables under installment sales contracts, receivables arising from leasing transactions and notes receivable. Receivables from customers in construction-related industries made up approximately one-third of total finance receivables at December 31, 2002, 2001 and 2000. We generally maintain a secured interest in the equipment financed. No single customer or region represents a significant concentration of credit risk.

Short-term and long-term investments are held with high quality institutions and, by policy, the amount of credit exposure to any one institution is limited. Long-term investments are comprised of investments which collateralize capital lease obligations (see Note 13) and investments of Cat Insurance supporting insurance reserve requirements.

Outstanding derivative instruments, with notional amounts totaling $6,983, $5,872 and $6,794, and terms generally ranging up to five years, were held at December 31, 2002, 2001 and 2000, respectively. Collateral is not required of the counterparties or of our company. We do not anticipate nonperformance by any of the counterparties. Our exposure to credit loss in the event of nonperformance by the counterparties is limited to only those gains that we have recorded, but have not yet received, cash payment. At December 31, 2002, 2001 and 2000, the exposure to credit loss was $176, $80 and $30, respectively.

Please refer to Note 17 and Table V for fair value information.

19. Operating leases

We lease certain computer and communications equipment, transportation equipment and other property through operating leases. Total rental expense for operating leases was $240, $256 and $267 for 2002, 2001 and 2000, respectively.

Minimum payments for operating leases having initial or remaining non-cancelable terms in excess of one year are:

Years ended December 31,
2003	2004	2005	2006	2007	After 2007	Total
$185	$154	$102	$72	$53	$300	$866

20. Guarantees and product warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from the Dealer Capital Asset Trust (DCAT) in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees have terms ranging from one to four years and are secured primarily by dealer assets. At December 31,2002, the total amount outstanding under these guarantees was $290 and the related book value was zero. For guarantees entered into after December 31, 2002, we will record a liability in accordance with FIN 45.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Generally, historical claim rates are developed using a 12-month rolling average of actual warranty payments. These rates are applied to the field population and dealer inventory to determine the liability.

	2002	2001	2000
Warranty liability, January 1	$652	$615	$578
Payments	(494)	(478)	(471)
Provision for warranty	535	515	508

Warranty liability, December 31	$693	$652	$615

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

The amount set aside for environmental cleanup is not material and is included in "Accrued expenses" in Statement 3. If a range of liability estimates is available on a particular site, we accrue the lower end of that range.

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

Aside from $142 million in customary research and development expenses, emissions standard changes negatively impacted our 2002 financial results by $24 million ($17 million after tax) as NCPs ($40 million pre-tax), product cost increases and ramp-up production costs ($4 million pre-tax) were partially offset by price increases for these engines ($20 million pre-tax). We recorded the $40 million for NCPs when the bridge engines were produced, and either have paid or will pay the EPA from an escrow account no later than 30 days after PCA testing on an engine class is complete. For example, on January 31, 2003, Caterpillar deposited $41.4 million (the recorded $40 million based on our estimates plus an additional $1.4 million following the completion of PCA testing) with an escrow agent for estimated NCPs related to fourth quarter 2002 bridge engine production. This included $17 million for medium heavy-duty engine models and $24.4 million for heavy-duty engine models. After completion of EPA testing of "high horsepower" medium heavy-duty engines, on March 11, 2003 Caterpillar released $8 million from the escrow account to the EPA. After completion of testing of the remaining medium heavy-duty engine models, on March 25, 2003 Caterpillar released the remaining $9 million from the medium heavy-duty engine escrow account and paid an additional $900,000 to the EPA because the tested level of NCPs for that engine family was slightly higher per engine than was anticipated at the time of the January 31 escrow deposit.

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

22. Segment information

A. Basis for segment information
 The company is organized based on a decentralized structure that has established accountabilities to continually improve business focus and increase our ability to react quickly to changes in both the global business cycle and competitors' actions. Our current structure uses a product, geographic matrix organization comprised of multiple profit and service center divisions.

Caterpillar is a highly integrated company. The majority of our profit centers are product focused. They are primarily responsible for the design, manufacture and ongoing support of their products. However, some of these product-focused profit centers also have marketing responsibilities. We also have geographically-based profit centers that are focused primarily on marketing. However, most of these profit centers also have some manufacturing responsibilities. One of our profit centers provides various financial services to our customers and dealers. The service center divisions perform corporate functions and provide centralized services.

We have developed an internal measurement system to evaluate performance and to drive continuous improvement. This measurement system, which is not based on generally accepted accounting principles (GAAP), is intended to motivate desired behavior of employees and drive performance. It is not intended to measure a division's contribution to enterprise results. The sales and cost information used for internal purposes varies significantly from our consolidated, externally reported information resulting in substantial reconciling items. Each division has specific performance targets and is evaluated and compensated based on achieving those targets. Performance targets differ from division to division; therefore, meaningful comparisons cannot be made among the profit or service center divisions. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we feel that the financial information required by Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value for our external readers.

Due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis in Item 7 of this Form 10-K/A.

B. Description of segments
 The profit center divisions meet the SFAS 131 definition of "operating segments;" however, the service center divisions do not. Several of the profit centers have similar characteristics and have been aggregated. The following is a brief description of our seven reportable segments and the business activities included in the "All other" category.

Asia/Pacific Marketing:    Primarily responsible for marketing products through dealers in Australia, Asia (excluding Japan) and the Pacific Rim. Also includes the regional manufacturing of some products which also are produced by Construction & Mining Products.

Construction & Mining Products:    Primarily responsible for the design, manufacture and ongoing support of small, medium and large machinery used in a variety of construction and mining applications. Also includes the design, manufacture, procurement and marketing of components and control systems that are consumed primarily in the manufacturing of our machinery.

EAME Marketing:    Primarily responsible for marketing products through dealers in Europe, Africa, the Middle East and the Commonwealth of Independent States. Also includes the regional manufacturing of some products which are also produced by Construction & Mining Products and Power Products.

Finance & Insurance Services:    Provides financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans.The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

Latin America Marketing:    Primarily responsible for marketing products through dealers in Latin America. Also includes the regional manufacturing of some products that also are produced by Construction & Mining Products and Power Products.

Power Products:    Primarily responsible for the design, manufacture, marketing and ongoing support of reciprocating and turbine engines along with related systems. These engines and related systems are used in products manufactured in other segments, on-highway trucks and locomotives; and in a variety of construction, electric power generation, marine, petroleum and industrial applications.

North America Marketing:    Primarily responsible for marketing products (excluding Power Products) through dealers in the United States and Canada.

All other:    Primarily includes activities such as: service support and parts distribution to Caterpillar dealers worldwide; the design, manufacture and ongoing support of agricultural machinery and paving products; logistics services for other companies; service tools for Caterpillar dealers; and the remanufacture of Caterpillar engines and components.

C. Segment measurement and reconciliations
 Please refer to Table VI  for financial information regarding our segments. There are several accounting differences between our segment reporting and our GAAP-based external reporting. Our segments are measured on an accountable basis; therefore, only those items for which divisional management is directly responsible are included in the determination of segment profit/(loss) and assets. The following is a list of the more significant accounting differences:

  Generally, liabilities are managed at the corporate level and are not included in segment operations. Segment accountable assets generally include inventories, receivables, property, plant and equipment.
  We account for intersegment transfers using a system of market-based prices. With minor exceptions, each of the profit centers either sells or purchases virtually all of its products to or from other profit centers within the company. Our high level of integration results in our internally reported sales being approximately double that of our consolidated, externally reported sales.
  Segment inventories and cost of sales are valued using a current cost methodology.
  Postretirement benefit expenses are split; segments are generally responsible for service and prior services costs, with the remaining elements of net periodic benefit cost included as a methodology difference.
  Interest expense is imputed (i.e., charged) to profit centers based on their level of accountable assets. This calculation takes into consideration the corporate debt to debt-plus-equity ratio and a weighted-average corporate interest rate.
  In general, foreign currency fluctuations are neutralized for segment reporting.
  Accountable profit is determined on a pretax basis.

TABLE VI--Segment Information
Business Segments:
	Machinery and Engines
	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
2002
External sales and revenues	$1,660	237	2,828	1,313	5,736	5,575	1,253	18,602	1,779	$20,381
Intersegment sales and revenues	$4	6,728	1,784	181	3,996	152	1,926	14,771	--	$14,771
Total sales and revenues	$1,664	6,965	4,612	1,494	9,732	5,727	3,179	33,373	1,779	$35,152
Depreciation and amortization	$12	209	49	25	293	--	69	657	417	$1,074
Imputed interest expense	$12	67	30	6	124	36	66	341	540	$881
Accountable profit (loss)	$113	431	135	72	34	64	323	1,172	268	$1,440
Accountable assets at Dec. 31	$436	2,184	912	485	4,025	1,574	2,371	11,987	17,417	$29,404
Capital Expenditures	$13	179	63	13	238	2	81	589	1,177	$1,766

2001
External sales and revenues	$1,408	230	2,847	1,501	5,844	5,878	1,263	18,971	1,717	$20,688
Intersegment sales and revenues	$12	7,167	1,814	145	4,684	219	1,859	15,900	1	$15,901
Total sales and revenues	$1,420	7,397	4,661	1,646	10,528	6,097	3,122	34,871	1,718	$36,589
Depreciation and amortization	$12	211	58	26	380	--	71	758	315	$1,073
Imputed interest expense	$13	70	27	8	117	61	67	363	673	$1,036
Accountable profit (loss)	$25	507	147	61	220	56	245	1,261	346	$1,607
Accountable assets at Dec. 31	$441	2,450	826	587	3,946	1,369	2,463	12,082	15,437	$27,519
Capital Expenditures	$10	270	59	21	335	--	140	835	858	$1,693

2000
External sales and revenues	$1,377	222	2,768	1,303	6,247	5,861	1,062	18,840	1,527	$20,367
Intersegment sales and revenues	$7	7,070	1,885	123	4,711	173	1,907	15,876	--	$15,876
Total sales and revenues	$1,384	7,292	4,653	1,426	10,958	6,034	2,969	34,716	1,527	$36,243
Depreciation and amortization	$11	211	60	27	345	--	63	717	237	$954
Imputed interest expense	$9	60	27	10	101	88	65	360	703	$1,063
Accountable profit (loss)	$64	581	194	33	489	85	197	1,643	253	$1,896
Accountable assets at Dec. 31	$405	2,267	906	592	3,867	1,739	2,377	12,153	14,185	$26,338
Capital Expenditures	$8	204	67	24	254	1	94	652	659	$1,311

Reconciliations:
	(Unaudited)
	Machinery and Engines	Financial & Insurance Services	Consolidating Adjustments	Consolidated Total
Sales & Revenues
2002
Total external sales and revenues from business segments	$18,602	$1,779	$--	$20,381
Other	46	(101)	(174)	(229)

Total sales and revenues	$18,648	$1,678	$(174)	$20,152

2001
Total external sales and revenues from business segments	$18,971	$1,717	$--	$20,688
Other	56	(72)	(222)	(238)

Total sales and revenues	$19,027	$1,645	$(222)	$20,450

2000
Total external sales and revenues from business segments	$18,840	$1,527	$--	$20,367
Other	73	(62)	(203)	(192)

Total sales and revenues	$18,913	$1,465	$(203)	$20,175

Reconciliations:
	(Unaudited)
	Machinery and Engines	Financial & Insurance Services	Consolidated Total
Profit before taxes
2002
Total accountable profit from business segments	$1,172	$268	$1,440
Corporate costs	(242)	--	(242)
Methodology differences:
Inventory/cost of sales	(313)	--	(313)
Postretirement benefit expense	125	--	125
Financing costs	(32)	--	(32)
Other methodology differences	74	19	93
Other	43	--	43

Total profit before taxes	$827	$287	$1,114

2001
Total accountable profit from business segments	$1,261	$346	$1,607
Corporate costs	(291)	--	(291)
Other charges not allocated to business segments	(153)	--	(153)
Methodology differences:
Inventory/cost of sales	(107)	--	(107)
Postretirement benefit expense	185	--	185
Financing costs	(114)	--	(114)
Other methodology differences	(23)	11	(12)
Methodology changes in segment reporting	3	(12)	(9)
Other	63	--	63

Total profit before taxes	$824	$345	$1,169

2000
Total accountable profit from business segments	$1,643	$253	$1,896
Corporate costs	(232)	--	(232)
Methodology differences:
Inventory/cost of sales	(399)	--	(399)
Postretirement benefit expense	195	--	195
Financing costs	(138)	--	(138)
Other methodology differences	32	25	57
Methodology changes in segment reporting	72	--	72
Other	77	--	77

Total profit before taxes	$1,250	$278	$1,528

Reconciliations:
	(Unaudited)
	Machinery and Engines	Financial & Insurance Services	Consolidating Adjustments	Consolidated Total
Assets
2002
Total accountable assets from business segments	$11,987	$17,417	$--	$29,404
Items not included in segment assets:
Cash and short-term investments	146	163	--	309
Intercompany trade receivables	917	343	(1,260)	--
Investment in affiliated companies	283	--	--	283
Investment in Financial Products	1,961	--	(1,961)	--
Deferred income taxes and prepaids	2,802	75	(133)	2,744
Intangible assets and other assets	1,541	--	--	1,541
Service center assets	810	--	--	810
Dealer receivables double counted in segment assets	(1,857)	--	--	(1,857)
Liabilities included in segment assets	848	--	--	848
Inventory methodology differences	(1,590)	--	--	(1,590)
Other	245	149	(35)	359

Total assets	$18,093	$18,147	$(3,389)	$32,851

2001
Total accountable assets from business segments	$12,082	$15,437	$--	$27,519
Items not included in segment assets:
Cash and short-term investments	251	149	--	400
Intercompany trade receivables	405	355	(760)	--
Investment in affiliated companies	345	--	--	345
Investment in Financial Products	1,662	--	(1,662)	--
Deferred income taxes and prepaids	2,472	55	(74)	2,453
Intangible assets and other assets	1,445	--	--	1,445
Service center assets	844	--	--	844
Dealer receivables double counted in segment assets	(1,757)	--	--	(1,757)
Liabilities included in segment assets	853	--	--	853
Inventory methodology differences	(1,571)	--	--	(1,571)
Other	244	(101)	(17)	126

Total assets	$17,275	$15,895	$(2,513)	$30,657

2000
Total accountable assets from business segments	$12,153	$14,185	$--	$26,338
Items not included in segment assets:
Cash and short-term investments	206	128	--	334
Intercompany trade receivables	559	445	(1,004)	--
Investment in affiliated companies	450	--	--	450
Investment in Financial Products	1,620	--	(1,620)	--
Deferred income taxes and prepaids	2,356	30	(63)	2,323
Intangible assets and other assets	1,549	--	--	1,549
Service center assets	453	--	--	453
Dealer receivables double counted in segment assets	(1,790)	--	--	(1,790)
Liabilities included in segment assets	696	--	--	696
Inventory methodology differences	(1,653)	--	--	(1,653)
Other	(45)	(170)	(21)	(236)

Total assets	$16,554	$14,618	$(2,708)	$28,464

  Enterprise-wide Disclosures:

External sales and revenues from products and services:
	2002	2001	2000
Machinery	$11,975	$12,158	$11,857
Engines	6,673	6,869	7,056
Financial Products	1,504	1,423	1,262

Total consolidated	$20,152	$20,450	$20,175

Information about Geographic Areas:
	Sales & Revenues(1)			Net property, plant and equipment
				December 31,
	2002	2001	2000	2002		2001		2000
Inside United States	$9,291	$10,033	$10,076	$4,524		$4,351		$3,854
Outside United States	10,861	10,417	10,099	2,522	(2)	2,252	(2)	2,097	(2)

Total	$20,152	$20,450	$20,175	$7,046		$6,603		$5,951

(1) Sales of machinery and engines are based on dealer location. Revenues from services provided are based on where service is rendered.
(2) Amount includes $680, $681 and $628 of net property, plant and equipment located in the United Kingdom as of December 31, 2002, 2001 and 2000, respectively.

  Reconciling items are created based on accounting differences between segment reporting and our consolidated, external reporting. Please refer to Table V in Note 17 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations of accounting differences. However, for the reconciliation of profit, we have grouped the reconciling items as follows:

    Corporate costs: Certain corporate costs are not charged to our segments. These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

    Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated, external reporting.

    Methodology changes in segment reporting: Estimated restatements of prior periods to reflect changes in our internal-reporting methodology.

  23. Alliances and acquisitions

  In fourth quarter 2001, we entered a software alliance with Ford Motor Company to develop a world-class logistics information system to increase the speed at which service repair parts are delivered to market.

  24. Other charges

  28535:
	2001 Charge	Asset Impairments	2002 Activity*	12/31/02 Balance
Challenger:
Asset impairments	$32	$(32)	$--	$--
Exit costs	49	--	(38)	11

	81	(32)	(38)	11

Shrewsbury:
Asset impairments	16	(16)	--	--
Redundancy	10	--	(6)	4
Exit costs	4	--	(2)	2

	30	(16)	(8)	6

U.S. employment reduction	34	--	(34)	--

Other asset impairments	8	(8)	--	--

Total	$153	$(56)	$(80)	$17

* All amounts were paid in cash except for the U.S. employment reduction of $34 which was reclassified to our pension accounts. Please refer to Table II in Note 11.

  During the fourth quarter of 2001, we recorded pretax charges of $153 related to the sale of the Challenger agricultural tractor line to AGCO, charges related to ceasing engine production at our Shrewsbury, England plant, planned U.S. salaried and management employment reductions and other asset impairment charges. These charges were recorded in the "Other Operating Expenses" line in Statement 1. Planned employee reductions were 495 for Shrewsbury and 433 for the U.S. employment reduction. Challenger assets were held in our All Other segment and Shrewsbury assets are held in our Power Products segment.

  During 2002, we reduced the Challenger exit cost reserve by $38, primarily for cash outlays for research and development expenses and manufacturing equipment in accordance with the contract with AGCO. We reduced the Shrewsbury redundancy reserve by $6 for separation benefits for 225 employees. As planned, the U.S. employment reduction was achieved entirely through voluntary retirements. As a result, the reserve of $34 was reclassified to our pension accounts upon completion of the retirement program.

  Future cash outlays for contractual commitments for the Challenger of approximately $2 per year will continue through 2008. Most of the diesel engine production at our Shrewsbury, England plant ceased in 2002; however, it has taken longer than anticipated to finalize the design of one replacement engine. As a result, some diesel engine production at Shrewsbury will continue through 2003. The reserve will be reduced as redundancy and exit costs are incurred through 2003.

  25. Selected quarterly financial results (unaudited)

	2002 Quarter
	1st	2nd	3rd	4th
Sales and revenues	$4,409	$5,291	$5,075	$5,377
Less: Revenues	365	376	375	388

Sales	4,044	4,915	4,700	4,989
Cost of goods sold	3,205	3,856	3,690	3,958

Gross margin	839	1,059	1,010	1,031
Profit	80	200	213	305
Profit per common share	$.23	$.58	$.62	$.89
Profit per common share --diluted	$.23	$.58	$.61	$.88

	2001 Quarter
	1st	2nd	3rd	4th
Sales and revenues	$4,810	$5,488	$5,056	$5,096
Less: Revenues	349	356	357	361

Sales	4,461	5,132	4,699	4,735
Cost of goods sold	3,462	3,955	3,669	3,666

Gross margin	999	1,177	1,030	1,069
Profit	162	271	205	167
Profit per common share	$.47	$.79	$.60	$.49
Profit per common share --diluted	$.47	$.78	$.59	$.48

2.	Financial Statement Schedule:
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference.
(b)	There were eight reports (dated October 10, October 11, October 15, October 16 (2), November 8 (2), and December 19, 2002) filed on Form 8-K pursuant to Item 5 during the last quarter of 2002 and five additional reports filed on Form 8-K (dated January 23 (2), February 7, February 10 and February 18, 2003). No financial statements were filed as part of those reports.

  (c) Exhibits:

3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 2 to Form 8-A filed December 11, 1996).
3.3	Bylaws, amended and restated as of February 10, 1999 (incorporated by reference from Exhibit 3.3 to the Form 10-K for the year ended December 31, 1998).
4	Third Amended and Restated Rights Agreement dated as of June 12, 2003, between Caterpillar Inc. and Mellon Investor Services LLC.
10.1

  Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of April 10, 2002 (incorporated by reference from Exhibit 10.1 to the Form 10-K for the year ended December 31, 2002). **

10.2

  Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement, amended and restated as of December 31, 2000 (incorporated by reference from Exhibit 10.2 to the Form 10-K for the year ended December 31, 2002). **

10.3	Supplemental Pension Benefit Plan, as amended and restated (incorporated by reference from Exhibit 10.3 to the Form 10-K for the year ended December 31, 1999).
10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to the Form 10-K for the year ended December 31, 2002). **
10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the Form 10-K for the year ended December 31, 2002).**
10.6	Directors' Deferred Compensation Plan, as amended and restated through April 12, 1999 (incorporated by reference from Exhibit 10.6 to the Form 10-K for the year ended December 31, 1999).**
10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the Form 10-K for the year ended December 31, 1993).**
10.8	Deferred Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.8 to the Form 10-K for the year ended December 31, 2002).**
11	Statement re: Computation of per Share Earnings (incorporated by reference from Exhibit 11 to the Form 10-K for the year ended December 31, 2002).
12	Statement Setting Forth Computation of Ratios of Profit to Fixed Charges (incorporated by reference from Exhibit 12 to the Form 10-K for the year ended December 31, 2002).
13

  Annual Report to Security Holders attached as an Appendix to the company's 2003 Annual Meeting Proxy Statement (incorporated by reference from Exhibit 13 to the Form 10-K for the year ended December 31, 2002).

21	Subsidiaries and Affiliates of the Registrant (incorporated by reference from Exhibit 21 to the Form 10-K for the year ended December 31, 2002).
23	Consent of Independent Accountants.
99.1

  Certification of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and
  F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to
  Section 203 of the Sarbanes-Oxley Act of 2002.

99.2

  Certification of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and
  F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to
  Section 906 of the Sarbanes-Oxley Act of 2002.

99.3

  Form 11-K/A for Caterpillar Foreign Service Employees' Stock Purchase Plan (incorporated by reference from Exhibit 99.2 to the Form 10-K/A filed with the SEC on May 29, 2003  for the year ended December 31, 2002).

99.4	Form 11-K for Employees' Investment Plan (incorporated by reference from Exhibit 99.3 to the Form 10-K/A filed with the SEC on May 29, 2003 for the year ended December 31, 2002).
99.5	Form 11-K for Savings and Investment Plan (incorporated by reference from Exhibit 99.4 to the Form 10-K/A filed with the SEC on May 29, 2003 for the year ended December 31, 2002).
99.6	Form 11-K for Tax Deferred Savings Plan (incorporated by reference from Exhibit 99.5 to the Form 10-K/A filed with the SEC on May 29, 2003 for the year ended December 31, 2002).
** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
July 15, 2003	By:	/s/ James B. Buda
James B. Buda, Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

July 15, 2003	/s/ Glen A. Barton	Chairman of the Board, Director and Chief Executive Officer
(Glen A. Barton)
July 15, 2003	/s/ Vito H. Baumgartner	Group President
(Vito H. Baumgartner)
July 15, 2003	/s/ Douglas R. Oberhelman	Group President
(Douglas R. Oberhelman)
July 15, 2003	/s/ James W. Owens	Group President
(James W. Owens)
July 15, 2003	/s/ Gerald L. Shaheen	Group President
(Gerald L. Shaheen)
July 15, 2003	/s/ Richard L. Thompson	Group President
(Richard L. Thompson)
July 15, 2003	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)
July 15, 2003	/s/ David B. Burritt	Controller and Chief Accounting Officer
(David B. Burritt)

July 15, 2003	/s/ W. Frank Blount	Director
(W. Frank Blount)
July 15, 2003	/s John R. Brazil	Director
(John R. Brazil)
July 15, 2003	/s/ John T. Dillon	Director
(John T. Dillon)
July 15, 2003	/s/ Eugene V. Fife	Director
(Eugene V. Fife)
July 15, 2003	/s/ Gail D. Fosler	Director
(Gail D. Fosler)
July 15, 2003	/s/ Juan Gallardo	Director
(Juan Gallardo)
July 15, 2003	/s/ David R. Goode	Director
(David R. Goode)
July 15, 2003	/s/ Peter A. Magowan	Director
(Peter A. Magowan)
July 15, 2003	/s/ William A. Osborn	Director
(William A. Osborn)
July 15, 2003	/s/ Gordon R. Parker	Director
(Gordon R. Parker)
July 15, 2003	/s/ Charles D. Powell	Director
(Lord Charles D. Powell)
July 15, 2003	/s/ Joshua I. Smith	Director
(Joshua I. Smith)