Form 10-Q
period 2003-06-30
CATERPILLAR INC
filed 2003-08-14
CIK 18230

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes [  X  ] No [    ]

 At June 30, 2003, 345,048,253 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the second quarter, you should read the entire document.

SUMMARY OF RESULTS

On July 17, 2003, Caterpillar Inc. (NYSE: CAT) reported second-quarter 2003 sales and revenues of $5.93 billion and profit of $399 million or $1.15 per share. Through the first half of the year, sales and revenues were $10.75 billion and profit was $528 million or $1.52 per share.

Sales and revenues were a record $5.93 billion, up 12 percent compared to $5.29 billion in the second quarter 2002. The increase was primarily due to a favorable currency impact of $221 million (due mainly to the stronger euro and Australian dollar), higher machinery and engine volume of $213 million and improved revenue yield of $107 million. In addition, Financial Products' revenues for the second quarter increased $55 million or about 15 percent compared to the second quarter 2002.

"Even though many economic indicators have not improved from a year ago, our sales this quarter are encouraging although sales mix remains challenging," said Chairman and CEO Glen Barton. "We are seeing signs that a replacement cycle has begun in our machinery business after a long waiting period. Certainly we saw evidence of this trend in sales to our dealers' rental operations, which jumped this quarter from a year ago, as dealers updated their rental fleets."

Profit of $399 million or $1.15 per share increased 99 percent compared to $200 million or 58 cents per share in the second quarter 2002 due to $107 million improved revenue yield, $138 million lower core operating costs and $44 million favorable net currency impact. Partially offsetting these favorable items was $69 million of higher retiree pension, healthcare and related benefit costs and the $22 million net unfavorable impact of changes in emissions standards. We also experienced unfavorable sales mix, which more than offset the favorable profit impact of additional machinery and engine sales volume, resulting in a net unfavorable profit impact of $10 million.

"These strong results demonstrate the real and sustainable benefits of 6 Sigma projects company-wide," said Barton. "We are redesigning processes with 6 Sigma and driving efficiencies throughout the company. Overall, the 6 Sigma benefits are accruing faster than we expected."

"Political and economic uncertainty continued in the second quarter, but we made significant progress by focusing on areas we could control. We held the gains on revenue yield, controlled costs and continued to produce quality products our customers value," Barton concluded.

OUTLOOK

"We now expect 2003 sales and revenues to be up about 10 percent. Full-year profit per share is expected to be in the range of $2.75 to $2.90," Barton said.

Note: Glossary of terms included on page 31; first occurrence of terms shown in bold italics.

Part I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	June 30,
	2003	2002
Sales and revenues:
Sales of Machinery and Engines	$5,501	$4,915
Revenues of Financial Products	431	376

Total sales and revenues	5,932	5,291
Operating costs:
Cost of goods sold	4,329	3,974
Selling, general and administrative expenses	604	502
Research and development expenses	169	186
Interest expense of Financial Products	118	135
Other operating expenses	126	101

Total operating costs	5,346	4,898

Operating profit	586	393
Interest expense excluding Financial Products	65	71
Other income (expense)	33	(27)

Consolidated profit before taxes	554	295
Provision for income taxes	155	89

Profit of consolidated companies	399	206
Equity in profit (loss) of unconsolidated affiliated companies	-	(6)

Profit	$399	$200

Profit per common share	$1.16	$0.58
Profit per common share - diluted [1]	$1.15	$0.58
Weighted average common shares (millions)
- Basic	344.7	344.0
- Diluted [1]	348.4	348.2
Cash dividends paid per common share	$0.35	$0.35

1 Diluted by assumed exercise of stock options, using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Six Months Ended
	June 30,
	2003	2002
Sales and revenues:
Sales of Machinery and Engines	$9,925	$8,959
Revenues of Financial Products	828	741

Total sales and revenues	10,753	9,700
Operating costs:
Cost of goods sold	7,959	7,281
Selling, general and administrative expenses	1,174	1,049
Research and development expenses	321	357
Interest expense of Financial Products	238	258
Other operating expenses	248	192

Total operating costs	9,940	9,137

Operating profit	813	563
Interest expense excluding Financial Products	131	140
Other income (expense)	46	(7)

Consolidated profit before taxes	728	416
Provision for income taxes	204	125

Profit of consolidated companies	524	291
Equity in profit (loss) of unconsolidated affiliated companies	4	(11)

Profit	$528	$280

Profit per common share	$1.53	$0.81
Profit per common share - diluted [1]	$1.52	$0.81
Weighted average common shares (millions)
- Basic	344.5	343.8
- Diluted [1]	347.3	348.0
Cash dividends paid per common share	$0.70	$0.70

1 Diluted by assumed exercise of stock options, using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Six Months Ended (Unaudited) (Millions of dollars)
	June 30,		June 30,
	2003		2002
Common stock:
Balance at beginning of period	$1,034		$1,043
Common shares issued from treasury stock	(4)		(17)

Balance at end of period	1,030		1,026

Treasury stock:
Balance at beginning of period	(2,669)		(2,696)
Shares issued: 06/30/03 - 793,186; 06/30/02 - 776,758	24		23

Balance at end of period	(2,645)		(2,673)

Profit employed in the business:
Balance at beginning of period	7,849		7,533
Profit	528	$528	280	$280
Dividends declared	(241)		(240)

Balance at end of period	8,136		7,573

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	86		(17)
Aggregate adjustment for period	124	124	54	54

Balance at end of period	210		37

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 06/30/03-$383; 06/30/02-$82)	(771)		(161)
Aggregate adjustment for period	-	-	-	-

Balance at end of period (net of tax of: 06/30/03-$383; 06/30/02-$82)	(771)		(161)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(37)		(41)
Aggregate adjustment for period	(1)	(1)	4	4

Balance at end of period	(38)		(37)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 06/30/03-$5; 06/30/02-$17)	11		(26)
Gains/(losses) deferred during period (net of tax of: 06/30/03-$10; 06/30/02-$2)	(19)	(19)	3	3
(Gains)/losses reclassified to earnings (net of tax of: 06/30/03-$10; 06/30/02-$14)	20	20	27	27

Balance at end of period (net of tax of: 06/30/03-$15; 06/30/02-$1)	12		4

Available-for-sale securities:
Balance at beginning of period (net of tax of: 06/30/03-$17; 06/30/02-$13)	(31)		(24)
Gains/(losses) deferred during period (net of tax of: 06/30/03-$6; 06/30/02-$6)	11	11	(12)	(12)
(Gains)/losses reclassified to earnings (net of tax of 06/30/03-$9; 06/30/02-$14)	16	16	25	25

Balance at end of period (net of tax of: 06/30/03-$2; 06/30/02-$5)	(4)		(11)

Total accumulated other comprehensive income	(591)		(168)

Comprehensive income		$679		$381

Stockholders' equity at end of period	$5,930		$5,758

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Millions of dollars)
	June 30,	December 31,
	2003	2002
Assets
Current Assets:
Cash and short-term investments	$309	$309
Receivables - trade and other	3,250	2,838
Receivables - finance	6,927	6,748
Deferred and refundable income taxes	693	642
Prepaid expenses	1,361	1,328
Inventories	2,949	2,763

Total current assets	15,489	14,628
Property, plant and equipment - net	7,034	7,046
Long-term receivables - trade and other	72	66
Long-term receivables - finance	6,918	6,714
Investments in unconsolidated affiliated companies	784	747
Deferred income taxes	844	850
Intangible assets	278	281
Goodwill	1,403	1,402
Other assets	1,398	1,117

Total Assets	$34,220	$32,851

Liabilities
Current liabilities:
Short-term borrowings	1,861	2,175
Accounts payable	2,516	2,269
Accrued expenses	1,567	1,620
Accrued wages, salaries and employee benefits	1,188	1,178
Dividends payable	121	120
Deferred and current income taxes payable	203	70
Long-term debt due within one year	3,711	3,912

Total current liabilities	11,167	11,344
Long-term debt due after one year	12,564	11,596
Liability for post-employment benefits	4,025	4,038
Deferred income taxes and other liabilities	534	401

Total Liabilities	28,290	27,379

Contingencies	-	-

Stockholders' Equity
Common stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (06/30/03 and 12/31/02 - 407,447,312) at paid in amount	1,030	1,034
Treasury stock (06/30/03 - 62,399,059; 12/31/02 - 63,192,245) at cost	(2,645)	(2,669)
Profit employed in the business	8,136	7,849
Accumulated other comprehensive income	(591)	(742)

Total Stockholders' Equity	5,930	5,472

Total Liabilities and Stockholders' Equity	$34,220	$32,851

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Condensed Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Six Months Ended
	June 30,
	2003	2002
Cash flow from operating activities:
Profit	$528	$280
Adjustments for non-cash items:
Depreciation and amortization	671	598
Other	(48)	104
Changes in assets and liabilities:
Receivables - trade and other	(323)	(118)
Inventories	(186)	(189)
Accounts payable and accrued expenses	353	173
Other - net	102	(120)

Net cash provided by operating activities	1,097	728

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(210)	(321)
Expenditures for equipment leased to others	(550)	(534)
Proceeds from disposals of property, plant and equipment	314	250
Additions to finance receivables	(7,875)	(7,634)
Collection of finance receivables	6,452	5,414
Proceeds from the sale of finance receivables	1,200	1,107
Investments and acquisitions	(12)	(273)
Other - net	(100)	(34)

Net cash used for investing activities	(781)	(2,025)

Cash flow from financing activities:
Dividends paid	(240)	(241)
Common stock issued, including treasury shares reissued	18	8
Proceeds from long-term debt issued	2,488	3,422
Payments on long-term debt	(1,872)	(1,678)
Short-term borrowings - net	(742)	(330)

Net cash provided by (used for) financing activities	(348)	1,181

Effect of exchange rate changes on cash	32	1

Increase (Decrease) in cash and short-term investments	-	(115)
Cash and short-term investments at beginning of period	309	400

Cash and short-term investments at end of period	$309	$285

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. A. Financial Statement Presentation

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and six-month periods ended June 30, 2003 and 2002, (b) the changes in stockholders' equity for the six-month periods ended June 30, 2003 and 2002, (c) the consolidated financial position at June 30, 2003 and December 31, 2002, and (d) the consolidated statement of cash flow for the six-month periods ended June 30, 2003 and 2002, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

In the second quarter, we revised our policy regarding the classification of certain costs related to distributing replacement parts. Previously, these costs were included in selling, general and administrative expenses and now are included in cost of goods sold. This classification is more consistent with industry practice. The parts distribution costs include shipping and handling (including warehousing) along with related support costs such as information technology, purchasing and inventory management.

Prior period amounts have been revised to conform to the new classification. The amounts reclassified from selling, general and administrative expenses to cost of goods sold were $118 million and $220 million for the three and six months ended June 30, 2002, respectively. The reclassification had no impact on operating profit.

The December 31, 2002 balance sheet data included herein is derived from the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2002, as amended.

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

C. Stock-Based Compensation

We use the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense is recognized in association with our options. We adopted the disclosure requirements of SFAS 148 in December 2002. Pro forma net profit and earnings per share were:

	Three Months Ended June 30,
(Dollars in millions except per share data)	2003	2002
Profit, as reported	$399	$200
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(12)

Pro forma profit	$385	$188

Profit per share of common stock:
As reported:
Basic	$1.16	$0.58
Assuming dilution	$1.15	$0.58
Pro forma:
Basic	$1.12	$0.55
Assuming dilution	$1.11	$0.54

	Six Months Ended June 30,
(Dollars in millions except per share data)	2003	2002
Profit, as reported	$528	$280
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(31)	(29)

Pro forma profit	$497	$251

Profit per share of common stock:
As reported:
Basic	$1.53	$0.81
Assuming dilution	$1.52	$0.81
Pro forma:
Basic	$1.44	$0.73
Assuming dilution	$1.43	$0.72

2. The results for the three- and six-month periods ended June 30, 2003 are not necessarily indicative of the results for the entire year 2003.
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

The consent decree also provided the ability to "bank" emissions credits prior to October 2002 that could be used to offset nonconforming engines produced after January 1, 2003. That is, if a company was able to produce and sell engines that were below the applicable standard prior to October 2002, then the company could apply the emission credits created by those engines to engines produced after January 1, 2003 that do not meet the consent decree standard. For example, an engine produced and sold prior to October 2002 that produced 3.5 grams of NOx as compared to 4.0 gram standard would create an emissions credit. This credit would be "banked" to be used to offset the NOx deficiency of an engine produced after January 1, 2003 that did not meet the consent decree standard. Given this scenario, a company could produce and sell an engine that exceeds the 2.5 gram standard in 2003 without paying an NCP. Caterpillar has a legal right, as described in the consent decree, to use its banked credits as offsets against NCPs for noncompliant engines produced after December 31, 2002. The EPA has approved the process by which the credits are calculated. Through the first six months of 2003, the net unfavorable impact from emissions changes was $43 million before tax. The net impact includes price increases, production cost increases which include incremental ramp-up production costs and NCPs. We expect the full-year unfavorable impact to be $51 million before tax.

We are a party to litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on our consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The lawsuit alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 (whole dollars) less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. Caterpillar seeks a declaratory judgment upholding the contract and more than $100 million in damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar filed its First Amended Complaint to add four new defendants -- Franklin Power Products, Inc., Newstream Enterprises, Sturman Industries, Inc., and Sturman Engine Systems, Inc. The Amended Complaint adds claims alleging that Franklin, Newstream, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream; Caterpillar seeks damages in excess of $2 million and $5 million, respectively, from these defendants. With respect to Sturman Industries, Inc. and Sturman Engine Systems, Inc., the Amended Complaint alleges that the two companies colluded with International to utilize technology that Sturman misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The Amended Complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. At June 30, 2003, the past due receivable from Navistar related to this case was $119 million.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and "grandfathered" qualifying special-purpose entities subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003 (none created or obtained in the first half of 2003). For variable interest entities, which we acquired before February 1, 2003, FIN 46 is applicable to us as of July 1, 2003. All of our variable interest entities are qualified special purpose entities, which are excluded from the requirements of FIN 46. We do not believe that the adoption of FIN 46, effective July 1, 2003 for entities acquired before February 1, 2003, will have a material impact on our financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. We do not believe the adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, will have a material effect on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we will adopt this new accounting standard effective July 1, 2003. We do not believe the adoption of SFAS 150 will have a material impact on our financial statements.
5. Inventories
Inventories (principally "last-in, first-out" method) comprise the following:
(Millions of dollars)	June 30,	December 31,
	2003	2002
Raw materials	$1,018	$806
Work-in-process	336	316
Finished goods	1,412	1,454
Supplies	183	187

Total inventories	$2,949	$2,763

We had long-term material purchase obligations of approximately $855 million at June 30, 2003.

6. Intangible Assets and Goodwill

As of June 30, 2003, total intangible assets were $278 million. This included $191 million of pension-related intangible assets. The remaining $87 million represents the net carrying value of intellectual property. The gross carrying amount of the intellectual property was $121 million with accumulated amortization of $34 million. Amortization expense for the three and six months ended June 30, 2003 was $1 million and $4 million, respectively. Amortization expense related to intangible assets is expected to be:
(Millions of dollars)
2003	2004	2005	2006	2007	Thereafter
$14	$12	$11	$10	$10	$30

During the three and six months ended June 30, 2003, no goodwill was acquired, impaired or disposed.
7. Unconsolidated Affiliated Companies

Our investment in affiliated companies accounted for by the equity method consists primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. (SCM) in Japan. Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending March 31) was as follows:

	Results of Operation		Results of Operation
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Millions of dollars)	2003	2002	2003	2002
Sales	$743	$619	$1,456	$1,269
Cost of sales	572	495	1,141	1,008

Gross profit	$171	$124	$315	$261

Profit (loss)	$2	$(13)	$10	$(21)

Caterpillar's profit (loss)	$-	$(6)	$4	$(11)

	Financial Position
	June 30,	December 31,
(Millions of dollars)	2003	2002
Assets:
Current assets	$1,415	$1,389
Property, plant and equipment - net	1,039	1,209
Other assets	237	493

	2,691	3,091
Liabilities:
Current liabilities	1,178	1,117
Long-term debt due after one year	427	808
Other liabilities	239	249

	1,844	2,174

Ownership	$847	$917

Caterpillar's investment in unconsolidated affiliated companies
Investment in equity method companies	$428	$437
Plus: Investment in cost method companies	356	310

Total investment in unconsolidated affiliated companies	$784	$747

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

We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 20.

Business Segments Three Months Ended June 30, (Millions of dollars)
2003	Machinery and Engines								Financing & Insurance Services	Consolidated Total
Asia/ Pacific Marketing		Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$515	$69	$915	$292	$1,630	$1,716	$351	$5,488	$504	$5,992
Intersegment sales & revenues	1	1,919	630	48	1,359	56	415	4,428	0	4,428

Total sales and revenues	$516	$1,988	$1,545	$340	$2,989	$1,772	$766	$9,916	$504	$10,420
Accountable profit (loss)	$44	$157	$82	$19	$(5)	$33	$100	$430	$92	$522
Accountable assets at June 30, 2003	$542	$2,112	$1,058	$567	$3,733	$2,125	$2,233	$12,370	$18,273	$30,643

2003	Machinery and Engines								Financing & Insurance Services	Consolidated Total
Asia/ Pacific Marketing		Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$400	$64	$736	$307	$1,468	$1,636	$302	$4,913	$451	$5,364
Intersegment sales & revenues	1	1,893	567	34	1,194	47	400	4,136	0	4,136

Total sales and revenues	$401	$1,957	$1,303	$341	$2,662	$1,683	$702	$9,049	$451	$9,500
Accountable profit (loss)	$17	$113	$44	$11	$(29)	$3	$43	$202	$59	$261
Accountable assets at December 31, 2002	$436	$2,214	$991	$470	$3,757	$1,574	$2,297	$11,739	$17,417	$29,156

Business Segments Six Months Ended June 30, (Millions of dollars)
2003	Machinery and Engines								Financing & Insurance Services	Consolidated Total
	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$973	$119	$1,602	$546	$2,924	$3,056	$683	$9,903	$979	$10,882
Intersegment sales & revenues	2	3,569	1,147	101	2,556	89	818	8,282	0	8,282

Total sales and revenues	$975	$3,688	$2,749	$647	$5,480	$3,145	$1,501	$18,185	$979	$19,164
Accountable profit (loss)	$80	$247	$128	$18	$(125)	$53	$191	$592	$161	$753
Accountable assets at June 30, 2003	$542	$2,112	$1,058	$567	$3,733	$2,125	$2,233	$12,370	$18,273	$30,643

2002	Machinery and Engines								Financing & Insurance Services	Consolidated Total
	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$750	$95	$1,328	$632	$2,649	$2,910	$562	$8,926	$865	$9,791
Intersegment sales & revenues	2	3,508	1,028	91	2,323	82	767	7,801	0	7,801

Total sales and revenues	$752	$3,603	$2,356	$723	$4,972	$2,992	$1,329	$16,727	$865	$17,592
Accountable profit (loss)	$28	$123	$58	$24	$(158)	$3	$85	$163	$142	$305
Accountable assets at December 31, 2002	$436	$2,214	$991	$470	$3,757	$1,574	$2,297	$11,739	$17,417	$29,156

Reconciliation of Sales & Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2003:
Total external sales and revenues from business segments	$5,488	$504	$-	$5,992
Other	13	(29)	(44)	(60)

Total sales and revenues	$5,501	$475	$(44)	$5,932

Three Months Ended June 30, 2002:
Total external sales and revenues from business segments	$4,913	$451	$-	$5,364
Other	2	(32)	(43)	(73)

Total sales and revenues	$4,915	$419	$(43)	$5,291

Reconciliation of Sales & Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2003:
Total external sales and revenues from business segments	$9,903	$979	$-	$10,882
Other	22	(64)	(87)	(129)

Total sales and revenues	$9,925	$915	$(87)	$10,753

Six Months Ended June 30, 2002:
Total external sales and revenues from business segments	$8,926	$865	$-	$9,791
Other	33	(44)	(80)	(91)

Total sales and revenues	$8,959	$821	$(80)	$9,700

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended June 30, 2003:
Total accountable profit from business segments	$430	$92	$522
Corporate costs	(46)	-	(46)
Methodology differences:
Inventory/cost of sales	(25)	-	(25)
Postretirement benefit expense	(43)	-	(43)
Financing costs	93	-	93
Other methodology differences	30	6	36
Other	17	-	17

Total profit before taxes	$456	$98	$554

Three Months Ended June 30, 2002:
Total accountable profit from business segments	$202	$59	$261
Corporate costs	4	-	4
Methodology differences:
Inventory/cost of sales	(171)	-	(171)
Postretirement benefit expense	34	-	34
Financing costs	87	-	87
Other methodology differences	93	(26)	67
Other	13	-	13

Total profit before taxes	$262	$33	$295

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Six Months Ended June 30, 2003:
Total accountable profit from business segments	$592	$161	$753
Corporate costs	(69)	-	(69)
Methodology differences:
Inventory/cost of sales	(146)	-	(146)
Postretirement benefit expense	(86)	-	(86)
Financing costs	186	-	186
Other methodology differences	46	17	63
Other	27	-	27

Total profit before taxes	$550	$178	$728

Six Months Ended June 30, 2002:
Total accountable profit from business segments	$163	$142	$305
Corporate costs	1	-	1
Methodology differences:
Inventory/cost of sales	(308)	-	(308)
Postretirement benefit expense	50	-	50
Financing costs	162	-	162
Other methodology differences	205	(19)	186
Other	20	-	20

Total profit before taxes	$293	$123	$416

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
June 30, 2003:
Total accountable assets from business segments	$12,370	$18,273	$-	$30,643
Items not included in segment assets:
Cash and short-term investments	148	161	-	309
Intercompany trade receivables	883	300	(1,183)	-
Investment in affiliated companies	282	-	-	282
Investment in Financial Products	2,231	-	(2,231)	-
Deferred income taxes and prepaids	2,854	92	(150)	2,796
Intangible assets and other assets	1,882	-	-	1,882
Service center assets	778	-	-	778
Dealer receivables double counted in segment assets	(2,223)	-	-	(2,223)
Liabilities included in segment assets	822	-	-	822
Inventory methodology differences	(1,577)	-	-	(1,577)
Other	303	210	(5)	508

Total assets	$18,753	$19,036	$(3,569)	$34,220

December 31, 2002:
Total accountable assets from business segments	$11,739	$17,417	$-	$29,156
Items not included in segment assets:
Cash and short-term investments	146	163	-	309
Intercompany trade receivables	917	343	(1,260)	-
Investment in affiliated companies	283	-	-	283
Investment in Financial Products	1,961	-	(1,961)	-
Deferred income taxes and prepaids	2,802	75	(133)	2,744
Intangible assets and other assets	1,541	-	-	1,541
Service center assets	810	-	-	810
Dealer receivables double counted in segment assets	(1,857)	-	-	(1,857)
Liabilities included in segment assets	848	-	-	848
Inventory methodology differences	(1,590)	-	-	(1,590)
Other	493	149	(35)	607

Total assets	$18,093	$18,147	$(3,389)	$32,851

9. Available-For-Sale Securities

Caterpillar Insurance and Caterpillar Investment Management, Ltd. had investments in certain debt and equity securities at June 30, 2003 that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. These fair values are included in "Other Assets" in the Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Statement of Financial Position). Realized gains and losses on sales of investments are determined using the specific identification method for debt instruments and the FIFO method for equity securities. Realized gains and losses are included in "Other income (expense)" in the Statement of Results of Operations.

	June 30, 2003
		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value
Government debt	$110	$1	$111
Corporate bonds	278	6	284
Equity securities	196	(15)	181

Total	$584	$(8)	$576

	December 31, 2002
		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value
Government debt	$89	$-	$89
Corporate bonds	208	1	209
Equity securities	220	(51)	169

Total	$517	$(50)	$467

The fair value of the available-for-sale debt securities at June 30, 2003, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$16
Due after one year through five years	$202
Due after five years through ten years	$23
Due after ten years	$154

Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2003 were $27 million and $79 million, respectively. Proceeds were $13 million and $41 million for the three and six months ended June 30, 2002, respectively. Gross gains of $0 and gross losses of $1 million were included in current earnings for the three and six months ended June 30, 2003, respectively. Gross gains of $1 million and $2 million were included in current earnings for the three and six months ended June 30, 2002, respectively.

We recognized a $23 million and $24 million pretax charge for the three and six months ended June 30, 2003, respectively, in accordance with the application of SFAS 115 for "other than temporary" declines in the market value of securities in the Cat Insurance investment portfolio. We recognized a $40 million pretax charge for "other than temporary" declines for the three months ended June 30, 2002. This charge was accounted for as a realized loss and was included in "Other income (expense)" in the Statement of Results of Operations. The cost basis of the impacted securities was adjusted to reflect this charge.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed 90 days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated. Gains of $0.8 million and $4.0 million on the undesignated contracts were recorded in current earnings ("Other income (expense)" in the Statement of Results of Operations) for the three months ended June 30, 2003, and June 30, 2002, respectively. Gains of $0.1 million due to changes in time value on options were excluded from effectiveness calculations and included in current earnings ("Other income (expense)") for the six months ended June 30, 2003. As of June 30, 2003, $3 million of deferred net gains included in equity ("Accumulated other comprehensive income" in the Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2003.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated and as such are not accounted for as hedges. "Other income (expense)" included losses of $21 million and $50 million for the three and six months ended June 30, 2003, respectively, on the undesignated contracts, substantially offset by balance sheet remeasurement and conversion gains and losses.

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our Policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our Policy allows us to enter fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $2 million and $3 million on the liquidated swaps were amortized to current earnings ("Other income (expense)") for the three and six months ended June 30, 2003, respectively. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines forward rate agreements are 100% effective. As of June 30, 2003, $0.3 million of deferred net gains included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of thirty years. There were no circumstances where hedge treatment was discontinued during the six months ended June 30, 2003.

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

Our Policy allows us to issue fixed-to-floating, floating-to-fixed, and floating-to-floating interest rate swaps to meet the "match funding" objective. We designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. As Financial Products fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $69 million and $8 million were offset completely by losses on hedged debt of $69 million and $8 million in current earnings ("Other income (expense)") for the three and six months ended June 30, 2003. During the second quarter of 2002, our Financial Products operations liquidated four fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $1 million and $2 million on the liquidated swaps were amortized to current earnings ("Interest expense of Financial Products") for the three and six months ended June 30, 2003. No gains were amortized to current earnings for the three months ended June 30, 2002. Financial Products' policy is to designate as cash flow hedges at inception of the contract most floating-to-fixed interest rate swaps. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Gains of $0.1 million and $0.2 million due to ineffectiveness on floating-to-fixed interest rate swaps were included in current earnings ("Other income (expense)") for the three and six months ended June 30, 2003. As of June 30, 2003, $24 million of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products") over the next twelve months. As of June 30, 2002, $25 million of deferred net losses was expected to be reclassified to current earnings. There were no circumstances where hedge treatment was discontinued during the three months ended June 30, 2003.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains on the undesignated contracts of $1 million and $2 million were recorded in current earnings ("Other income (expense)") for the three and six months ended June 30, 2003.

11. Guarantees and product warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from the Dealer Capital Asset Trust (DCAT) in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees have terms ranging from one to four years and are secured primarily by dealer assets. At June 30, 2003, and December 31, 2002 amounts outstanding under these guarantees were $394 million and $290 million, respectively. The related book value was zero for both periods.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Generally, historical claim rates are developed using a 12-month rolling average of actual warranty payments. These rates are applied to the field population and dealer inventory to determine the liability.

	June 30,	December 31,
(Millions of dollars)	2003	2002
Warranty liability, January 1	$693	$652
Payments	(232)	(494)
Provision for warranty	232	535

Ending Warranty liability	$693	$693

12. Computations of Profit Per Share
		Three Months Ended June 30,
	(Dollars in millions except per share data)	2003	2002
I.	Profit for the period (A):	$399	$200

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	344.7	344.0
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	3.7	4.2

	Average common shares outstanding for fully diluted computation (C)	348.4	348.2

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.16	$0.58
	Assuming full dilution (A/C)	$1.15	$0.58

		Six Months Ended June 30,
	(Dollars in millions except per share data)	2003	2002
I.	Profit for the period (A):	$528	$280

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	344.5	343.8
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	2.8	4.2

	Average common shares outstanding for fully diluted computation (C)	347.3	348.0

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.53	$0.81
	Assuming full dilution (A/C)	$1.52	$0.81

13. Early Retirement of Debt

We plan to redeem our $250 million 6% debentures due in 2007 during the third quarter of 2003. These debentures were issued with a significant original issue discount and have an effective annual interest of 13.3%. The early retirement will result in a pretax charge of $55 million ($40 million after tax) for accelerated recognition of the unamortized original issue discount.

14. Securitized Assets

During the quarter, we securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. We retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include $9 in subordinated certificates, an interest in future cash flows (excess) with an initial fair value of $14, and a reserve account with an initial fair value of $10. Our retained interests are generally subordinate to the investors' interests. Net proceeds received were $693 and a net gain of $22 was recognized on this transaction. Significant assumptions used to estimate the fair value of the subordinated certificates in this transaction include a 5.00% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. Significant assumptions used to estimate the fair value of the excess and the reserve account in this transaction include a 14% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. We receive annual servicing fees of approximately 1% of unpaid note value.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

 A.   Consolidated Results of Operations

 THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between second quarter 2002 (at left) and second quarter 2003 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parenthesis above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Second quarter 2003 sales and revenues were a record $5.93 billion compared to $5.29 billion in the second quarter of 2002. The 12 percent increase was due primarily to the favorable impact of currency on sales of $221 million (primarily the stronger euro and Australian dollar), higher machinery and engine volume of $213 million and improved revenue yield of $107 million.
MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME	Latin America	Asia/ Pacific
Three Months Ended June 30, 2003
Machinery	$3,666	$1,930	$1,028	$224	$484
Engines*	1,835	862	583	138	252
Financial Products**	431	313	76	22	20

	$5,932	$3,105	$1,687	$384	$756

Three Months Ended June 30, 2002
Machinery	$3,248	$1,865	$811	$221	$351
Engines*	1,667	746	488	183	250
Financial Products**	376	284	61	19	12

	$5,291	$2,895	$1,360	$423	$613

*  Does not include internal engine transfers of $344 million and $332 million in second quarter 2003 and second quarter 2002, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Does not include revenues earned from Machinery and Engines of $44 million and $43 million in second quarter 2003 and second quarter 2002, respectively.

Refer to table on page 22 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $3.67 billion, an increase of $418 million or about 13 percent from second quarter 2002. The favorable impact of currency accounted for about 5 percent, sales volume was up about 5 percent and improved revenue yield added about 3 percent. In North America, improved revenue yield and higher deliveries to dealer rental operations more than offset reductions in dealer new machine inventories. Sales in EAME were higher due mostly to the favorable impact of currency and stronger deliveries into the Commonwealth of Independent States (CIS). Company sales in Latin America were flat as dealer inventory growth and higher revenue yield offset sharp declines in dealer retail sales. Sales increased in Asia/Pacific due to continued strong growth in China and improved retail sales to the mining, heavy construction and general construction sectors throughout the region.

Engine sales were $1.84 billion, an increase of $168 million or about 10 percent from second quarter 2002. The favorable impact of currency added about 4 percent, sales volume was up about 3 percent and improved revenue yield and emissions contributed about 3 percent. Sales gains in North America and EAME, and slightly higher sales in Asia/Pacific, more than offset lower sales in Latin America. Second-quarter 2003 engine sales in North America benefited from higher revenue yield on Caterpillar heavy-duty on-highway truck and bus engines. Sales into the North American petroleum sector rose 82 percent with most of the gain caused by higher sales of turbines and related services. The sales increase in EAME came from stronger engine sales into the Middle East and the favorable effects of currency. Sales in Asia/Pacific rose due to stronger demand for large reciprocating engines sold into the electric power sector, while lower sales of large engines sold to the electric power and petroleum sectors caused the drop in Latin American sales. Global sales into the petroleum sector were up 20 percent. Global electric power engine sales were up 10 percent and industrial engine sales were up 4 percent, with virtually all of these gains arising from the favorable effects of currency. Sales into the on-highway truck engine sector were up 5 percent. Global sales of marine engines were helped by favorable effects of currency, but still declined 3 percent.

Financial Products' revenues for the second quarter were $431 million, up $55 million or about 15 percent compared with second quarter 2002. The favorable impacts of approximately $48 million due to the continued growth of finance receivables and leases at Cat Financial were partially offset by the approximately $25 million impact of generally lower interest rates on existing finance receivables and new finance receivables. Also, there was a $25 million increase in earned premiums on extended service contracts at Cat Insurance.

OPERATING PROFIT

* Machinery and Engines operating costs excluding currency, retiree benefits and emissions production cost increases, ramp-up production costs and non-conformance penalties.

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between second quarter 2002 (at left) and second quarter 2003 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parenthesis above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Operating profit was favorably impacted by improved revenue yield of $107 million, lower core operating costs of $138 million and the favorable net impact of currency of $31 million. Lower core operating costs consist primarily of favorable manufacturing costs of about $150 million mostly due to material cost improvements and lower R&D expense of about $25 million primarily due to timing, partially offset by higher SG&A expense of approximately $35 million.

Partially offsetting the favorable items was $69 million in higher retiree pension, health care and related benefit costs. We also experienced unfavorable sales mix, which more than offset the favorable profit impact of additional machinery and engine sales volume, resulting in a net unfavorable profit impact of $10 million. The unfavorable mix was attributable to higher sales of compact construction equipment relative to sales of larger machines and lower sales of higher margin fuel system components relative to other engine business product lines. In addition, the changes in emission standards for on-highway truck and bus engines in North America resulted in a net unfavorable impact of approximately $22 million, primarily due to non-conformance penalties (NCPs) in the second quarter of 2003.

Operating Profit (Loss) (Millions of Dollars)
	Three Months Ended
	June 30, 2003	June 30, 2002
Machinery	$421	$253
Engines	93	86
Financial Products	93	76
Consolidating Adjustments	(21)	(22)

	$586	$393

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Machinery operating profit increased 66 percent, or $168 million, from second quarter 2002. Improved revenue yield, lower core operating costs, the favorable impact of additional volume and the net favorable impact of currency more than offset higher retiree pension, health care and related benefit costs and unfavorable sales mix.

Engine operating profit increased 8 percent, or $7 million, from second quarter 2002 as lower core operating costs, the favorable impact of additional volume and the net favorable impact of currency were mostly offset by unfavorable sales mix, the unfavorable profit impact of changes in emission standards (no impact in second quarter 2002) and higher retiree pension, health care and related benefit costs.

Financial Products' operating profit was $93 million, up $17 million or 22 percent from second quarter 2002. The increase was due primarily to an increase in earning assets at Cat Financial.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three months ended
(Millions of Dollars)	June 30, 2003	June 30, 2002
North American Geographic Region	$2,792	$2,611
Engine sales included in the Power Products segment	(862)	(747)
Company owned dealer sales included in the All Other segment	(92)	(88)
Other*	(122)	(140)

North American Marketing external sales	$1,716	$1,636

EAME Geographic Region	$1,611	$1,299
Power Products sales not included in the EAME Marketing segment	(495)	(400)
Other*	(201)	(163)

EAME Marketing external sales	$915	$736

Latin America Geographic Region	$362	$404
Power Products sales not included in the Latin America Marketing segment	(109)	(172)
Other*	39	75

Latin America Marketing external sales	$292	$307

Asia/Pacific Geographic Region	$736	$601
Power Products sales not included in the Asia/Pacific Marketing segment	(164)	(149)
Other*	(57)	(52)

Asia/Pacific Marketing external sales	$515	$400

* Represents primarily external sales of the Construction and Mining Products and the All Other segments.

OTHER PROFIT/LOSS ITEMS

 Interest expense excluding Financial Products was $6 million lower compared to second quarter 2002 primarily due to lower average short-term and long-term borrowings.

Other income/expense was income of $33 million, up $60 million compared to second quarter 2002. The increase was primarily due to favorable currency translation of $22 million for Machinery and Engines, gain on securitized finance receivables ($22 million from a public securitization of finance receivables in May 2003) at Cat Financial and a $17 million decrease in investment impairments at Cat Insurance ($23 million in the second quarter 2003 compared with $40 million a year ago). The increase in securitized receivables gain was related to the timing of Cat Financial's public securitization, which took place in the second quarter this year versus a similar gain of $18 million in the third quarter of 2002.

The provision for income taxes in the second quarter reflects an estimated annual tax rate of 28 percent for 2003 and 30 percent for 2002 resulting from a change in the geographic mix of profits.

The equity in profit/loss of unconsolidated affiliated companies increased $6 million from second quarter a year ago, due in part to improved profitability of Shin Caterpillar Mitsubishi Ltd. resulting from improved export business into China.

EMPLOYMENT
 At the end of second quarter 2003, Caterpillar's worldwide employment was 67,075 compared with 71,556 one year ago. Employment was reduced by 4,481, or about 6 percent, year over year.

OPERATING COST RECLASSIFICATION
 In the second quarter, we revised our policy regarding the classification of certain costs related to distributing replacement parts. Previously, these costs were included in selling, general and administrative expenses and now are included in cost of goods sold. This classification is more consistent with industry practice. The parts distribution costs include shipping and handling (including warehousing) along with related support costs such as information technology, purchasing and inventory management.

Prior period amounts have been revised to conform to the new classification. The amounts reclassified from selling, general and administrative expenses to cost of goods sold were $118 million and $220 million for the three months and six months ended June 30, 2002, respectively, and $112 million and $218 million for the three months and six months ended June 30, 2003, respectively. The reclassification had no impact on operating profit.

OTHER MATTERS
Environmental and Legal Matters
The disclosure regarding environmental and legal matters contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 14, 2003 is updated by the following:

Although we previously did not anticipate paying NCPs on non-conforming medium heavy-duty engines during calendar year 2003 due to our projected ability to use "banked" credits to offset these NCPs, as of June 30, 2003, we expect our banked credits will be fully utilized and we will have to pay NCPs (of about $2,500 per engine) on approximately 3,300 of the approximately 33,800 non-conforming medium heavy-duty engines we expect to produce during calendar year 2003. We produced and sold 958 heavy-duty engines in 2002 resulting in 1,230.2 Mg of heavy-duty banked credits. The banked credits apply to NOx emissions levels, so the number of engines produced in 2003 for which these credits may be utilized may vary based on the results of the on-going emissions testing of the various heavy-duty engine families. Also, banked credits may not be utilized to offset NCPs on engine families for which certain particulate guidelines have been exceeded. Of the approximately 41,000 non-conforming heavy-duty engines we expect to build during 2003, banked credits are expected to offset the NCPs on approximately 1,100 of these units.

We anticipate that our heavy heavy-duty models -- the C13 and C15 (the ACERT versions of the current C-12 and C-15, respectively) -- will be in full production in October and the C11 (the ACERT version of the current C-10) will be in full production in December. We received EPA certification for our first heavy duty ACERT equipped model, the C15, in June. Early production models were shipped beginning in the second quarter of 2003 in line with our OEMs new product introduction schedule. We do not anticipate paying NCPs beyond 2003.

As of June 30, 2003 we expect the net unfavorable impact of emission standard changes in 2003 to be $37 million (after tax) or $20 million (after tax) more adverse than in 2002 due to higher shipments of bridge engines in 2003. The net impact includes price increases, production cost increases which include incremental ramp-up production costs and NCPs. The following table reflects the projected 2003 impact of the emission standard changes as of June 30, 2003.

Full-Year 2003 (Millions of dollars)
Price (Bridge or ACERT Price Increase x Projected Engine Sales)	$221
Production Cost Increases and Ramp-up Production Costs	(102)
NCPs (Projected NCP per Engine x Projected Engine Sales - banked credits)	$(170)

Net Effect PreTax	(51)
Tax	14

Net Effect After Tax	$(37)

As reflected in this table, our projections for 2003 are subject to assumptions regarding price increases, volumes, mix of ACERT and Bridge engines sold, and the mix of engines subject to NCPs (because NCPs vary by engine model). The table above assumes an average NCP of $3,983 per heavy-duty engine, use of banked credits to offset NCPs on 1,100 heavy-duty engines, payment of NCPs of approximately $2,500 per engine on 3,300 mid-range engines, and the estimated mix of engine models to be sold in 2003. This estimate could change based on the results of on-going EPA testing; this testing could impact both the NCP level per engine and the utilization of banked credits. However, we are able to make fairly accurate predictions of the results of the EPA tests due to our engineering knowledge, development process and internal testing during development.

Our June 30, 2003 projection reflects higher sales of both Bridge and ACERT engines than our prior projection. NCPs increased primarily due to an increase in estimated heavy-duty and mid-range Bridge engines subject to NCPs.

In addition to the above, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects are $26 million, of which $5 million was made through the first six months of 2003. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The lawsuit alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 (whole dollars) less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. Caterpillar seeks a declaratory judgment upholding the contract and more than $100 million in damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar filed its First Amended Complaint to add four new defendants -- Franklin Power Products, Inc., Newstream Enterprises, Sturman Industries, Inc., and Sturman Engine Systems, Inc. The Amended Complaint adds claims alleging that Franklin, Newstream, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream; Caterpillar seeks damages in excess of $2 million and $5 million, respectively, from these defendants. With respect to Sturman Industries, Inc. and Sturman Engine Systems, Inc., the Amended Complaint alleges that the two companies colluded with International to utilize technology that Sturman misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The Amended Complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. At June 30, 2003, the past due receivable from Navistar related to this case was $119 million.

SUPPLEMENTAL INFORMATION
 We are providing supplemental information including deliveries to users and dealer inventory levels. We sell the majority of our machines and engines to dealers and OEMs to meet the demands of their customers, the end users. Due to time lags between our sales and deliveries to end users we believe this information will help readers better understand our business and the industries we serve.

Dealer New Machine Deliveries
Worldwide dealer deliveries of new machines to end users (including deliveries to dealer rental operations) were up 3 percent.

Dealer machine deliveries in North America increased 3 percent from second quarter 2002. Economic activity in the key industries that dealers serve changed little from last year and commodity prices improved. A modest firming in economic fundamentals, combined with very low interest rates, was sufficient to encourage users in most industries to update fleets. Deliveries increased in both the United States, up 2 percent, and Canada, up 21 percent. Deliveries to dealer rental operations increased 25 percent, accounting for much of the overall gain. For the region, general construction deliveries were up 8 percent, due to strong growth in deliveries of compact construction equipment, increased deliveries to dealer rental service operations and higher deliveries to commercial building contractors. Deliveries increased to the heavy construction sector, up 5 percent, due to higher deliveries to highway contractors, increased deliveries to sewer and water construction projects and higher replacement demand from dealer rental fleets. Mining deliveries were up 4 percent due mostly to increased purchases by Canadian tar sand companies. Deliveries were lower to the quarry and aggregates sector, down 13 percent, reflecting lower production of these materials than a year ago.

Dealer deliveries to end users in EAME increased 3 percent due to higher deliveries in Africa/Middle East. Deliveries in South Africa nearly doubled, due to higher mining deliveries. Deliveries to oil producing countries increased 3 percent in response to higher oil prices than last year. Deliveries in Europe and the CIS were even with a year ago.

In Asia/Pacific, dealer machine deliveries increased 54 percent. Economic growth was robust across the region and this contributed to significant increases in deliveries to end users in all industries and in most countries. While China led the region with a 66 percent increase in deliveries, solid gains also occurred in Australia, up 41 percent; Indonesia, up 59 percent; Vietnam, up 231 percent; and India, up 264 percent.

Dealer deliveries in Latin America declined 51 percent. Economies in Latin America were extremely depressed due to a combination of high interest rates, anemic direct investment inflows and some political disruption. Weak economies caused deliveries to decline in most countries, with the top four countries, Brazil, Mexico, Peru and Chile, all falling 50 percent or more.

Dealer Inventories of New Machines
Worldwide dealer new machine inventories at the end of the second quarter were higher than a year ago. Lower inventory in North America was more than offset by higher inventories in EAME, Asia/Pacific and Latin America. Inventories compared to current delivery rates were lower than year-earlier levels in all regions.

Engine Deliveries to End Users and OEMs
Worldwide engine deliveries to end users and OEMs in the second quarter of 2003 rose 3 percent compared to deliveries in second quarter of 2002. A 15 percent gain in worldwide deliveries to the petroleum sector, 8 percent gains in deliveries into the marine and industrial sectors and a 6 percent gain in deliveries to the electric power sector more than offset a 12 percent decline in deliveries to the on-highway truck and bus sector. Worldwide petroleum deliveries gained from more favorable oil and gas prices compared to last year with higher active drilling and gas compression activity. Global business fundamentals for marine, industrial, and electric power sectors in second quarter 2003 improved compared to last year when corporate profits were depressed and businesses and investors were delaying capital spending decisions.

In North America, Caterpillar engine deliveries to end users and OEMs in second quarter 2003 rose 1 percent compared to second quarter 2002 with virtually all of the gain occurring in the petroleum sector. Petroleum engine demand rose 66 percent due to higher deliveries of turbines and related services caused by very favorable natural gas prices and surging profits in the natural gas industry. Caterpillar deliveries of on-highway truck and bus engines were negatively impacted by lower industry demand for both heavy-duty and midrange engines compared to last year's abnormally strong second quarter. In the second quarter of 2002, truck manufacturers were raising their production schedules in response to higher dealer and customer orders prior to emissions standards changes effective October 2002. Caterpillar continued its leadership position in the NAFTA on-highway truck and bus engine industry due to a significant gain in our percentage of industry sales in heavy-duty truck engines compared to second quarter 2002. Caterpillar engine deliveries to end users and OEMs in electric power and marine sectors were impacted by weak industry profits, economic uncertainty and surplus capacity that delayed new investments in large engines.

In EAME, overall deliveries to end users and OEMs rose 21 percent, with higher deliveries in all sectors and particularly strong deliveries in the electric power and petroleum sectors. Most of this overall gain came from favorable currency movements, but surging natural gas prices and industry profits caused much stronger demand for turbines and related services in EAME. Deliveries in the Middle East strengthened due to higher oil prices and the end of major military action in Iraq. However, weak economic trends and corporate profits in Western Europe continued to restrict industry demand in key industries.

Deliveries to end users in Latin America fell 38 percent, caused by lower deliveries into the electric power and petroleum sectors. Electric power deliveries last year benefited from abnormally strong demand for large reciprocating engines when Brazilian customers purchased large generator sets to meet a shortfall in hydroelectric power output. Latin American deliveries to end users in the petroleum sector continued to fall from last year as political and investor uncertainty in key oil-producing countries delayed purchase decisions of large engines.

Deliveries to end users and OEMs in Asia/Pacific in the second quarter were up 10 percent compared to last year with sharp gains in all sectors except petroleum. Improving economic growth, rising business investment and favorable currency movements supported growth. Asia/Pacific demand for large engines used in the petroleum sector weakened from last year's strong second quarter, when select countries in Asia/Pacific increased oil and gas development and production.

Dealer Inventories of Engines
Worldwide dealer engine inventories at the end of the second quarter were lower than a year ago. Inventories were about 10 percent lower in North America and about 40 percent lower in Latin America, but higher in EAME and Asia/Pacific. Inventories compared to current delivery rates were lower than year-earlier levels in North America and Latin America but still slightly above normal. Dealer inventories compared to current delivery rates were higher than year-earlier levels in EAME and Asia/Pacific

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2002 (at left) and the six months ended June 30, 2003 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amount above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parenthesis above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for the six months ended June 30, 2003 were $10.75 billion, $1.05 billion higher than the first six months of 2002. The 11 percent increase was due primarily to higher machinery and engine volume of $368 million, the favorable impact of currency on sales of $355 million (primarily the stronger euro) and improved revenue yield of $163 million.

MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME	Latin America	Asia/ Pacific
Six Months Ended June 30, 2003
Machinery	$6,601	$3,462	$1,815	$407	$917
Engines*	3,324	1,538	1,077	261	448
Financial Products**	828	598	146	46	38

	$10,753	$5,598	$3,038	$714	$1,403

Six Months Ended June 30, 2002
Machinery	$5,919	$3,344	$1,474	$440	$661
Engines*	3,040	1,360	906	329	445
Financial Products**	741	561	120	35	25

	$9,700	$5,265	$2,500	$804	$1,131

* Does not include internal engine transfers of $655 million and $641 million in 2003 and 2002, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Does not include revenues earned from Machinery and Engines of $87 million and $80 million in 2003 and 2002, respectively.

Refer to table on page 29 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $6.60 billion, an increase of $682 million or about 12 percent from the first six months of 2002. Sales volume was up about 5 percent, the favorable impact of currency accounted for about 4 percent and improved revenue yield added about 3 percent. In North America, improved revenue yield, and higher deliveries to dealer rental operations more than offset the impact of a slower pace of seasonal inventory buildup by dealers when compared to the first six months of 2002. Sales in EAME were higher due mostly to the favorable impact of currency and higher deliveries to the Commonwealth of Independent States (CIS) and Africa/Middle East. Company sales in Latin America fell as declines in retail demand more than offset dealer inventory growth. Sales increased in Asia/Pacific due to strong growth in China and improved retail deliveries to the heavy construction, general construction, forestry and mining sectors.

Engine sales were $3.32 billion, an increase of $284 million or about 9 percent from the first six months of 2002. The favorable impact of currency added about 4 percent, improved revenue yield and emissions contributed about 3 percent and higher sales volume added about 2 percent. Sales gains in North America and EAME, and slightly higher sales in Asia/Pacific, were partially offset by lower sales in Latin America. First half 2003 engine sales in North America benefited from higher revenue yield on heavy-duty on-highway truck engines. Sales into the North American petroleum sector rose 55 percent with virtually all of the gain caused by higher sales of turbines and related services. The sales increase in EAME came from stronger engine sales into the Middle East and the favorable effects of currency. Sales in Asia/Pacific rose due to stronger demand for large reciprocating engines sold into the electric power sector while lower sales of large engines sold to the electric power and petroleum sectors caused the drop in Latin America sales. Sales into the on-highway truck engine sector~~s~~ were up 14 percent. Global electric power engine sales were up 11 percent. Global sales into the petroleum sector were up 10 percent with virtually all of the gain caused by higher sales of turbines and related services. Industrial engine sales were up 10 percent with all of this gain arising from the favorable effects of currency. Global sales of marine engines were helped by favorable effects of currency and rose 9 percent.

Financial Products' revenues were $828 million, up $87 million or about 12 percent compared with the first six months of 2002. The favorable impacts of approximately $113 million due to the continued growth of finance receivables and leases at Cat Financial were partially offset by the approximately $57 million impact of generally lower interest rates on existing finance receivables and new finance receivables. Also, there was a $27 million increase in earned premiums on extended service contracts at Cat Insurance.

OPERATING PROFIT

* Machinery and engines operating costs excluding currency, retiree benefits and emissions production cost increases, ramp-up production costs and non-conformance penalties.

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2002 (at left) and the six months ended June 30, 2003 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amount above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parenthesis above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Operating profit was favorably impacted by improved revenue yield of $163 million, lower core operating costs of $233 million, higher operating profit of $21 million at Financial Products due primarily to an increase in earning assets at Cat Financial and the favorable net impact of currency of $6 million. Lower core operating costs consist primarily of favorable manufacturing costs of about $190 million mostly due to material cost improvements and lower R&D expense of about $60 million primarily due to timing, partially offset by higher SG&A expense of approximately $20 million.

Partially offsetting the favorable items was $126 million in higher retiree pension, health care and related benefit costs. We also experienced unfavorable sales mix, which nearly offset the favorable profit impact of additional machinery and engine sales volume, resulting in a net favorable profit impact of $1 million. The unfavorable mix was attributable to higher sales of compact construction equipment relative to sales of larger machines and lower sales of higher margin fuel system components relative to other engine business product lines. In addition, the changes in emission standards for on-highway truck and bus engines in North America resulted in a net unfavorable impact of approximately $43 million, primarily due to non-conformance penalties (NCPs) in the first six months of 2003.

Operating Profit (Loss) (Millions of Dollars)
	Six Months Ended
	June 30, 2003	June 30, 2002
Machinery	$638	$374
Engines	42	72
Financial Products	173	152
Consolidating Adjustments	(40)	(35)

	$813	$563

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Machinery operating profit increased 71 percent, or $264 million, from the first six months of 2002. Lower core operating costs, improved revenue yield and the favorable impact of additional volume more than offset higher retiree pension, health care and related benefit costs and unfavorable sales mix.

Engine operating profit decreased 42 percent, or $30 million, from the first six months of 2002 as lower core operating costs, the favorable impact of additional volume and the net favorable impact of currency were more than offset by unfavorable sales mix, the net unfavorable profit impacts of changes in emission standards (no impact in 2002) and higher retiree pension, health care and related benefit costs.

Financial Products' operating profit was $173 million, up $21 million or 14 percent from the first six months of 2002. The increase was due primarily to an increase in earning assets at Cat Financial.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Six months ended
(Millions of Dollars)	June 30, 2003	June 30, 2002
North American Geographic Region	$5,000	$4,704
Engine sales included in the Power Products segment	(1,538)	(1,363)
Company owned dealer sales included in the All Other segment	(167)	(166)
Other*	(239)	(265)

North American Marketing external sales	$3,056	$2,910

EAME Geographic Region	$2,892	$2,380
Power Products sales not included in the EAME Marketing segment	(899)	(748)
Other*	(391)	(304)

EAME Marketing external sales	$1,602	$1,328

Latin America Geographic Region	$668	$769
Power Products sales not included in the Latin America Marketing segment	(211)	(273)
Other*	89	136

Latin America Marketing external sales	$546	$632

Asia/Pacific Geographic Region	$1,365	$1,106
Power Products sales not included in the Asia/Pacific Marketing segment	(276)	(265)
Other*	(116)	(91)

Asia/Pacific Marketing external sales	$973	$750

* Represents primarily external sales of the Construction and Mining Products and the All Other segments.

OTHER PROFIT/LOSS ITEMS

Interest expense excluding Financial Products was $9 million lower compared to the first six months of 2002 primarily due to lower average short-term borrowings.

Other income/expense was income of $46 million, up $53 million compared to the first six months of 2002. The increase was primarily due to favorable currency translation of $21 million for Machinery and Engines, gain on securitized finance receivables ($22 million from a public securitization of finance receivables in May 2003) at Cat Financial and a $16 million decrease in investment impairments at Cat Insurance ($24 million in the first half of 2003 compared with $40 million a year ago). The increase in securitized receivables gain was related to the timing of Cat Financial's public securitization, which took place in the second quarter this year versus a similar gain of $18 million in the third quarter of 2002.

The provision for income taxes reflects an estimated annual tax rate of 28 percent for 2003 and 30 percent for 2002 resulting from a change in the geographic mix of profits.

The equity in profit/loss of unconsolidated affiliated companies increased $15 million from 2002, due primarily to improved profitability of Shin Caterpillar Mitsubishi Ltd. resulting from improved export business into China.

SALES AND REVENUES OUTLOOK

 The world economy remained stagnant during the second quarter despite the end of major military action in Iraq. Inflation declined to rates low enough to cause central bankers to worry about deflation. Several central banks responded by lowering interest rates and further rate cuts are likely in the last half of this year. However, we expect economic growth to improve only slightly in the rest of 2003 and full-year growth to be only marginally better than in 2002.

Modest economic growth, low interest rates and continued replacement buying for an aging construction equipment fleet in North America should lead to increased volume of machinery and engine sales for 2003. We expect the U.S. dollar to continue to trade weaker than a year ago, resulting in a favorable currency impact on company sales in the last half.

For the year, we expect machinery and engine sales to increase about 10 percent over 2002 levels. The favorable effect of volume is expected to contribute about half of the increase, with a third coming from currency and the balance from revenue yield including emissions. We expect sales volume increases to be concentrated in North America and Asia/Pacific. EAME sales volume is expected to be about flat while Latin American sales volume is expected to decline.

North America (United States and Canada)
Second-quarter U.S. economic growth was anemic for the third consecutive quarter. In response, the Federal Reserve Board trimmed short-term interest rates another quarter point and Congress enacted additional tax cuts. These actions, plus somewhat lower oil prices and a weaker U.S. dollar, should boost economic growth to over 3 percent in the last half of 2003. An improving economy and very low interest rates should result in approximately 5 to 10 percent higher machinery and engine sales for 2003.

EAME
A stalled euro-area economy prompted the European Central Bank to cut interest rates in June and we expect another cut later this year. However, domestic spending is expected to remain weak for the rest of the year and the stronger euro is expected to curtail exports. The currency effect of the strong euro is expected to boost machinery and engine sales by about 10 percent.

Latin America
Latin America struggled with high interest rates and political disruptions in the first half of the year. Little relief other than in the mining sector is expected to occur in the second half, and economic growth is expected to remain well below trend. Overall, we expect machinery and engine sales to decline by approximately 10 percent.

Asia/Pacific
Most economies grew rapidly in the first half. Economic policies strongly support growth and the last half should be even better than the first half. Led by China, we expect a sales increase of 15 to 20 percent in machinery and engine sales for the full year in the region.

Financial Products
Overall economic conditions in the second quarter resulted in limited financing opportunities even as earning assets and revenues grew. We expect growth in Financial Products for the remainder of 2003, with revenues expected to increase approximately 10 percent versus 2002.

PROFIT OUTLOOK
 We expect full-year profit to be $2.75 to $2.90 per share.

Included in the Outlook is a pretax charge of $55 million ($40 million after tax) for early retirement of our $250 million 6% debentures due in 2007. We will call these debentures, which were issued at a significant original issue discount and have an effective annual interest of 13.3%, during the third quarter. The charge reflects accelerated recognition of the unamortized original issue discount. The retirement will be made using either available cash or low interest commercial paper, or both.

GLOSSARY OF TERMS

  Changes in Emissions Standards (Emissions) - Generally, emissions describes the financial impacts of industry emission standard changes for on-highway truck and bus engines in North America. With respect to sales and revenues, emissions represents the impact of price increases. With respect to operating profit, emissions represents the net impact of price increases, production cost increases which include incremental ramp-up production costs and non-conformance penalties (NCPs).

  Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.

  Core Operating Costs - Machinery and Engines operating costs (Cost of goods sold, SG&A expenses and R&D expenses) excluding currency, retiree benefits and emissions production cost increases, ramp-up production costs and non-conformance penalties. Core operating costs are being presented to assist readers in understanding our financial results.

  Currency - With respect to sales and revenues, currency represents the impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency includes the impacts on sales and operating profit for the Machinery and Engines lines of business only; currency impacts on the Financial Products line of business are included in the Financial Products' portions of the respective analyses.

  EAME - Geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

  Earning Assets - These assets consist primarily of total net finance receivables plus equipment on operating leases, less accumulated depreciation at Cat Financial. Net finance receivables represent the gross receivables amount less unearned income and the allowance for credit losses.

  Engines - A principal line of business including the design, manufacture and marketing of engines for Caterpillar Machinery, electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts. Reciprocating engines meet power needs ranging from 5 to over 22,000 horsepower (4 to over 16 200 kilowatts). Turbines range from 1,600 to 19,500 horsepower (1 000 to 14 500 kilowatts).

  Financial Products - A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings Inc. (Cat Insurance) and their subsidiaries. Cat Financial provides a wide range of financing alternatives for Caterpillar machinery and engines, Solar® gas turbines, as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

  Latin America - Geographic region including the Central American countries and Mexico.

  Machinery - A principal line of business which includes the design, manufacture and marketing of construction, mining, agricultural and forestry machinery - track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, mining shovels, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders and related parts.

  Machinery and Engines (M&E) - Due to the highly integrated nature of operations, represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

  Non-conformance Penalties (NCPs) - Represents the expense related to penalties that have been or will be paid to the United States Environmental Protection Agency (EPA) for each on-highway truck and bus engine sold which does not meet revised industry emission standards enacted in October 2002.

  Revenue Yield - The impact of net price changes excluding emissions price increases.

  Sales Volume/Mix - The net operating profit impact of changes in the quantities sold for machines, engines and parts combined with the net operating profit impact of changes in the relative weighting of machinery and engines with respect to total sales.

  Securitized Finance Receivables - Cat Financial sells retail installment sale contracts and finance leases into trusts that issue asset-backed securities to the public. Gains/losses on the securitization of finance receivables represent the difference between the carrying value and fair value of the receivables.  Differences in carrying value and fair value arise because of changes in interest rates.  For example, in periods of decreasing interest rates, the fair value of fixed rate receivables increases resulting in a gain when the assets are securitized.

  6 Sigma - On a technical level, 6 Sigma represents a measure of variation that achieves 3.4 defects per million opportunities. At Caterpillar, 6 Sigma represents a much broader cultural philosophy to drive continuous improvement throughout the value chain. It is a fact-based, data-driven methodology that we are using to improve processes, enhance quality, cut costs, grow our business and deliver greater value to our customers through Black Belt-led project teams. At Caterpillar, 6 Sigma goes beyond mere process improvement; it has become the way we work as teams to process business information, solve problems and manage our business successfully.

B. Liquidity & Capital Resources

 Sources of funds
 We generate our capital resources primarily through operations. Consolidated operating cash flow was $1.1 billion through the second quarter of 2003, compared with $728 million through the second quarter of 2002. The improvement is primarily the result of lower working capital requirements and increased profits during 2003 as compared to 2002. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 30. The $563 million pension contribution discussed on page 35 was made with existing cash resources. The $250 million debt retirement discussed on page 30 will be made using either available cash or low interest commercial paper, or both.

Total debt as of June 30, 2003 was $18.1 billion, an increase of $453 million from year-end 2002. Debt related to Machinery and Engines decreased $157 million, primarily due to the retirement of a $250 million debt obligation with existing cash resources. Debt related to Financial Products increased $610 million due to portfolio growth at Cat Financial. We have a global credit facility of $4.55 billion available to both Machinery and Engines and Cat Financial to support commercial paper programs. Cat Financial may use up to 90 percent of the available facility subject to a maximum debt to equity and a minimum interest coverage ratio. Machinery and Engines may use up to 100 percent of the available facility subject to a minimum level of net worth. Based on these restrictions, and the allocation decisions of available credit made by management, the portion of the facility available to Cat Financial at June 30, 2003, was $3.95 billion. The facility is comprised of two components, $2.4 billion expiring in September 2003 and $2.1 billion expiring in September 2006. The facility expiring in September 2003 has a provision that allows Caterpillar to obtain a one-year loan in September 2003 that matures in September 2004. Our total credit commitments as of June 30, 2003 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products
Credit lines available:
Global credit facility	$4,550	$600	$3,950
Other external	1,400	659	741
Intercompany	-	658	872

Total credit lines available	5,950	1,917	5,563
Less: Global credit facility supporting commercial paper	1,825	-	1,825
Less: Utilized credit	296	124	172

Available credit	$3,829	$1,793	$3,566

We also generate funding through the securitization of receivables. Through the second quarter of 2003, we generated $539 million and $693 million of capital resources from the securitization of trade and finance receivables, respectively. As of June 30, 2003, we had trade and finance receivables of $3.32 billion and $13.85 billion, respectively.

We do not generate material funding through structured finance transactions.

Committed funds
We have committed cash outflow related to long-term debt (including that due within one year and classified as current), operating lease agreements, unconditional purchase obligations and other contractual obligations. Minimum payments for these long-term obligations are:

	(Millions of dollars)
	2003	2004	2005	2006	2007	After 2007	Total
Long-Term Debt:
Machinery and Engines	$33	$65	$35	$542	$18	$2,817	$3,510
Financial Products	3,678	1,574	2,221	1,820	838	2,634	12,765

Total Long-Term Debt	3,711	1,639	2,256	2,362	856	5,451	16,275

Operating Leases	171	129	88	64	177	150	779
Other Long-Term Debt	89	86	70	54	88	63	450
Unconditional Purchase Obligations	61	86	97	96	281	234	855

Total Contractual Obligations	$4,032	$1,940	$2,511	$2,576	$1,402	$5,898	$18,359

We had commitments for the purchase or construction of capital assets of approximately $271 million at June 30, 2003.

We did not have contingent liabilities with more than a remote chance of occurrence at June 30, 2003.

Machinery and Engines
Operating cash flow was $590 through the second quarter 2003, compared with $532 million for the same period a year ago. The increase came from higher profit during 2003 mostly offset by higher working capital requirements.

Capital expenditures, excluding equipment leased to others, during the first half of 2003 were $199 million, a decrease of $107 million from the same period a year ago due to cost reduction efforts.

Financial Products
 Operating cash flow was $492 million through the second quarter 2003, compared with $186 million for the same period a year ago. The improvement is primarily the result of lower working capital requirements through the second quarter 2003 as compared to the same period a year ago. Cash used to purchase equipment leased to others was $547 million during the first half of 2003 compared to $534 million for the first half of 2002. In addition, net cash used for finance receivables was $223 million for the first half of 2003, compared to $1.11 billion for the first half of 2002. This is due primarily to higher amount of collections of finance receivables.

Financial Products debt was $14.57 billion at June 30, 2003, an increase of $610 million from December 31, 2002, and primarily comprised $10.89 billion of medium-term notes, $3.17 billion of commercial paper, $284 million of money market funds, $172 million of short-term notes payable to banks, $44 million of long-term notes payable to banks and $7 million of loans from a company-owned partnership. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At June 30, 2003, finance receivables past due over 30 days were 2.9%, compared with 4.5% at the end of June 30, 2002. The allowance for credit losses was 1.51% of finance receivables, net of unearned income, at June 30, 2003, compared to 1.46% at June 30, 2002. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $42 million or 0.29% of the average finance receivable portfolio, net of unearned income, as of June 30, 2003.

The ratio of debt to equity of Cat Financial was 7.69:1 at June 30, 2003, compared with 7.80:1 at June 30, 2002.

Financial Products was in compliance with all debt covenants at June 30, 2003.

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

Postemployment benefits - Primary actuarial assumptions were determined as follows:

  The U.S. expected long-term rate of return on plan assets is based on our estimate of long-term passive returns for equities and fixed income securities weighted by the allocation of our pension assets. Based on historical performance, we adjust passive returns due to our active management. A similar process is used to determine this rate for our non-U.S. pension plans.

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

  The assumed health care trend rate represents the rate at which health care costs are assumed to increase and is based on historical and expected experience.

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

D.   Pension and Other Postretirement Benefits

 We recognized pension expense of $36 million and $72 million for the three and six months ended June 30, 2003, as compared to a net pension benefit of $18 million and $36 million for the three and six months ended June 30, 2002. The increase in expense for both periods was primarily a result of the impact of lower plan assets due to continued poor performance of the equity markets, lower long term return assumptions on pension plan assets and a lower assumed discount rate. SFAS 87, "Employers' Accounting for Pensions" requires companies to use an expected long-term rate of return for computing current year pension expense. Differences between the actual and expected returns are amortized into future earnings as actuarial gains and losses. At the end of 2002, unrecognized actuarial losses of $2.56 billion primarily reflected lower than expected returns on our pension plan assets.

Other postretirement benefit expense was $67 million in second-quarter 2003, up $8 million from second quarter last year. The increase in expense is primarily the result of inflation on health care costs and a lower long term return assumption on plan assets, partially offset by benefits recognized from changes to our U.S. benefit plans implemented during the second quarter 2002. The plan changes include an increase in retiree cost sharing of health care benefits, elimination of company payments for Medicare part B premiums and significant reductions in retiree life insurance. In total, these changes lowered our existing benefit obligation by approximately $475 million, which will be amortized into earnings over seven years (the average remaining service period of employees affected by the plan changes) or $68 million per year. In addition to this amortization, our ongoing annual expense will decrease approximately $45 million from the plan changes. The total benefit from the plan changes was approximately $28 million during second quarter 2003 compared with $19 million during second quarter 2002.

We recognized other postretirement benefit expense of $135 million for the six-month period ended June 30, 2003, as compared to $139 million for the same period a year ago. The decrease is due to changes to our U.S. benefit plans implemented during the second quarter 2002, resulting in six months of benefit recognition in 2003 versus two months in 2002, largely offset by inflation on health care costs and lower expected return on plan assets. The total benefit from plan changes was $56 million during the first six months of 2003, compared with $19 million during the same period a year ago.

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

The unrecognized actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes and other factors that impact these expenses. If actual experience is as assumed, we will be required to recognize significant actuarial losses in future periods as a result of recent equity market performance and declining interest rates. These losses are amortized on a straight-line basis over the remaining service period of active employees expected to receive benefits under the benefits plans.

SFAS 87 requires the recognition of an Additional Minimum Liability if the market value of plan assets is less than the accumulated benefit obligation at the plan measurement date. Future changes to the Additional Minimum Liability will be dependent on several factors including actual returns on our pension plan assets, company contributions, benefit plan changes and our assumed discount rate.

If the equity markets do not improve, our funding obligations will increase in future years. Although we have no ERISA funding requirements for 2003, on July 18, 2003, we contributed $563 million to fund our U.S. plans. With this contribution, there will not be any ERISA funding requirements in 2004. We are required to make nominal contributions to certain non-U.S. pension plans during 2003. We have adequate liquidity resources to fund both U.S. and non-U.S. pension plans.

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

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$5,501	$5,501	$-	$-
Revenues of Financial Products	431	-	475	(44)[2]

Total sales and revenues	5,932	5,501	475	(44)
Operating costs:
Cost of goods sold	4,329	4,329	-	-
Selling, general and administrative expenses	604	489	134	(19)[3]
Research and development expenses	169	169	-	-
Interest expense of Financial Products	118	-	122	(4)[4]
Other operating expenses	126	-	126	-

Total operating costs	5,346	4,987	382	(23)

Operating profit	586	514	93	(21)

Interest expense excluding Financial Products	65	65	-	-
Other income (expense)	33	7	5	21 [5]

Consolidated profit before taxes	554	456	98	-
Provision for income taxes	155	121	34	-

Profit of consolidated companies	399	335	64	-
Equity in profit (loss) of unconsolidated affiliated companies	-	-	-	-
Equity in profit of Financial Products' subsidiaries	-	64	-	(64)[6]

Profit	$399	$399	$64	$(64)

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

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2002 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$4,915	$4,915	$-	$-
Revenues of Financial Products	376	-	419	(43)[2]

Total sales and revenues	5,291	4,915	419	(43)
Operating costs:
Cost of goods sold	3,974	3,974	-	-
Selling, general and administrative expenses	502	416	103	(17)[3]
Research and development expenses	186	186	-	-
Interest expense of Financial Products	135	-	139	(4)[4]
Other operating expenses	101	-	101	-

Total operating costs	4,898	4,576	343	(21)

Operating profit	393	339	76	(22)
Interest expense excluding Financial Products	71	71	-	-

Other income (expense)	(27)	(6)	(43)	22 [5]
Consolidated profit before taxes	295	262	33
Provision for income taxes	89	77	12	-

Profit of consolidated companies	206	185	21	-
Equity in profit (loss) of unconsolidated affiliated companies	(6)	(8)	2	-
Equity in profit of Financial Products' subsidiaries	-	23	-	(23)[6]

Profit	$200	$200	$23	$(23)

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

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$9,925	$9,925	$-	$-
Revenues of Financial Products	828	-	915	(87)[2]

Total sales and revenues	10,753	9,925	915	(87)
Operating costs:
Cost of goods sold	7,959	7,959	-	-
Selling, general and administrative expenses	1,174	965	248	(39)[3]
Research and development expenses	321	321	-	-
Interest expense of Financial Products	238	-	246	(8)[4]
Other operating expenses	248	-	248	-

Total operating costs	9,940	9,245	742	(47)

Operating profit	813	680	173	(40)
Interest expense excluding Financial Products	131	131	-	-
Other income (expense)	46	1	5	40 [5]

Consolidated profit before taxes	728	550	178	-
Provision for income taxes	204	141	63	-

Profit of consolidated companies	524	409	115	-
Equity in profit (loss) of unconsolidated affiliated companies	4	2	2	-
Equity in profit of Financial Products' subsidiaries	-	117	-	(117)[6]

Profit	$528	$528	$117	$(117)

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

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2002 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$8,959	$8,959	$-	$-
Revenues of Financial Products	741	-	821	(80)[2]

Total sales and revenues	9,700	8,959	821	(80)
Operating costs:
Cost of goods sold	7,281	7,281	-	-
Selling, general and administrative expenses	1,049	875	211	(37)[3]
Research and development expenses	357	357	-	-
Interest expense of Financial Products	258	-	266	(8)[4]
Other operating expenses	192	-	192	-

Total operating costs	9,137	8,513	669	(45)

Operating profit	563	446	152	(35)
Interest expense excluding Financial Products	140	140	-	-
Other income (expense)	(7)	(13)	(29)	35 [5]

Consolidated profit before taxes	416	293	123	-
Provision for income taxes	125	79	46	-

Profit of consolidated companies	291	214	77	-
Equity in profit (loss) of unconsolidated affiliated companies	(11)	(15)	4	-
Equity in profit of Financial Products' subsidiaries	-	81	-	(81)[6]

Profit	$280	$280	$81	$(81)

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

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Financial Position At June 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Assets:
Current assets:
Cash and short-term investments	$309	$148	$161	$-
Receivables - trade and other	3,250	2,963	1,470	(1,183)[2]
Receivables - finance	6,927	-	6,927	-
Deferred and refundable income taxes	693	615	78	-
Prepaid expenses	1,361	1,356	10	(5)[3]
Inventories	2,949	2,949	-	-

Total current assets	15,489	8,031	8,646	(1,188)
Property, plant and equipment - net	7,034	4,652	2,382	-
Long-term receivables - trade and other	72	72	-	-
Long-term receivables - finance	6,918	-	6,918	-
Investments in unconsolidated affiliated companies	784	397	387	-
Investments in Financial Products subsidiaries	-	2,231	-	(2,231)[4]
Deferred income taxes	844	980	14	(150)[5]
Intangible assets	278	274	4	-
Goodwill	1,403	1,403	-	-
Other assets	1,398	713	685	-

Total assets	$34,220	$18,753	$19,036	$(3,569)

Liabilities
Current liabilities:
Short-term borrowings	1,861	58	2,571	(768)[6]
Accounts payable	2,516	2,487	202	(173)[7]
Accrued expenses	1,567	829	749	(11)[8]
Accrued wages, salaries and employee benefits	1,188	1,172	16	-
Dividends payable	121	121	-	-
Deferred and current income taxes payable	203	136	67	-
Deferred liability	-	-	236	(236)[9]
Long-term debt due within one year	3,711	33	3,678	-

Total current liabilities	11,167	4,836	7,519	(1,188)
Long-term debt due after one year	12,564	3,477	9,087	-
Liability for postemployment benefits	4,025	4,025	-	-
Deferred income taxes and other liabilities	534	485	199	(150)[5]

Total liabilities	28,290	12,823	16,805	(1,338)

Contingencies	-	-	-	-

Stockholders' equity
Common stock	1,030	1,030	866	(866)[4]
Treasury stock	(2,645)	(2,645)	-	-
Profit employed in the business	8,136	8,136	1,349	(1,349)[4]
Accumulated other comprehensive income	(591)	(591)	16	(16)[4]

Total stockholders' equity	5,930	5,930	2,231	(2,231)

Total liabilities and stockholders' equity	$34,220	$18,753	$19,036	$(3,569)

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

9 Elimination of Financial Products deferred liabilities with Machinery and Engines.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2002 (Unaudited) (Millions of dollars)
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

9 Elimination of Financial Products deferred liabilities with Machinery and Engines.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$528	$528	$117	$(117)[2]
Adjustments for non-cash items:
Depreciation and amortization	671	412	259	-
Profit of Financial Products	-	(117)	-	117 [3]
Other	(48)	(36)	(28)	16 [4]
Changes in assets and liabilities:
Receivables - trade and other	(323)	(234)	(62)	(27)[4]
Inventories	(186)	(186)	-	-
Accounts payable and accrued expenses	353	92	202	59 [4]
Other - net	102	131	4	(33)[4]

Net cash provided by (used for) operating activities	1,097	590	492	15

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(210)	(199)	(11)	-
Expenditures for equipment leased to others	(550)	(3)	(547)	-
Proceeds from disposals of property, plant and equipment	314	-	314	-
Additions to finance receivables	(7,875)	-	(7,875)	-
Collection of finance receivables	6,452	-	6,452	-
Proceeds from the sale of finance receivables	1,200	-	1,200	-
Net intercompany borrowings	-	27	15	(42)[5]
Investments and acquisitions (net of cash acquired)	(12)	(5)	(7)	-
Other - net	(100)	(42)	(87)	29 [6]

Net cash provided by (used for) investing activities	(781)	(222)	(546)	(13)

Cash flow from financing activities:
Dividends paid	(240)	(240)	-	-
Common stock issued, including treasury shares reissued	18	18	29	(29)[6]
Net intercompany borrowings	-	-	(42)	42 [5]
Proceeds from long-term debt issued	2,488	81	2,407	-
Payments on long-term debt	(1,872)	(251)	(1,621)	-
Short-term borrowings - net	(742)	(6)	(736)	-

Net cash provided by (used for) financing activities	(348)	(398)	37	13

Effect of exchange rate on cash	32	32	15	(15)[7]

Increase (Decrease) in cash and short-term investments	-	2	(2)	-

Cash and short-term investments at beginning of period	309	146	163	-
Cash and short-term investments at end of period	$309	$148	$161	$-

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

7 Elimination of the effect of exchange on intercompany balances.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2002 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$280	$280	$81	$(81)[2]
Adjustments for non-cash items:
Depreciation and amortization	598	398	200	-
Profit of Financial Products	-	(81)	-	81 [3]
Other	104	(27)	124	7 [4]
Changes in assets and liabilities:
Receivables - trade and other	(118)	(9)	(79)	(30)[4]
Inventories	(189)	(189)	-	-
Accounts payable and accrued expenses	173	223	(97)	47 [4]
Other - net	(120)	(63)	(43)	(14)[4]

Net cash provided by (used for) operating activities	728	532	186	10

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(321)	(306)	(15)	-
Expenditures for equipment leased to others	(534)	-	(534)	-
Proceeds from disposals of property, plant and equipment	250	36	214	-
Additions to finance receivables	(7,634)	-	(7,634)	-
Collection of finance receivables	5,414	-	5,414	-
Proceeds from the sale of finance receivables	1,107	-	1,107	-
Net intercompany borrowings	-	(5)	46	(41)[5]
Investments and acquisitions (net of cash acquired)	(273)	(16)	(257)	-
Other - net	(34)	(13)	(54)	33 [6]

Net cash provided by (used for) investing activities	(2,025)	(304)	(1,713)	(8)

Cash flow from financing activities:
Dividends paid	(241)	(241)	-	-
Common stock issued, including treasury shares reissued	8	8	27	(27)[6]
Net intercompany borrowings	-	(46)	5	41 [5]
Proceeds from long-term debt issued	3,422	248	3,174	-
Payments on long-term debt	(1,678)	(62)	(1,616)	-
Short-term borrowings - net	(330)	(267)	(63)	-

Net cash provided by (used for) financing activities	1,181	(360)	1,527	14

Effect of exchange rate on cash	1	23	(6)	(16)[7]
Increase (Decrease) in cash and short-term investments	(115)	(109)	(6)	-
Cash and short-term investments at beginning of period	400	251	149	-

Cash and short-term investments at end of period	$285	$142	$143	$-

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

F.   Safe Harbor Statement under the Securities Litigation Reform Act of 1995

 Certain statements contained in our second-quarter 2003 Form 10-Q are forward-looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be", "should" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

 World Economic Factor
 The world economy has grown below potential in 2003 and excess capacity has put downward pressure on prices. Several central banks cut interest rates in the first half of the year and further cuts are likely in the second half. Our outlook assumes that these actions will be sufficient to avoid deflation and allow slow growth to continue. If, however, deflationary tendencies are stronger than central banks assume and downward pressure on prices increase, economic growth would likely slow further, weakening machine and engine sales in the last half.

Economic prospects are considered the most favorable in the United States. Our outlook assumes that the combination of the recent tax cut, June's interest rate cut, slightly lower oil prices, and the favorable impact of a weaker U.S. dollar will allow growth to improve from about 1.5 percent in the first half of the year to about 3 percent in the second half. Faster growth should allow the improvement in machinery and engine sales in the first half to continue. If, however, the U.S. economy fails to respond to actions taken this year, continued weak growth could threaten our machinery and engine sales.

Economic growth in EAME region as a whole was weak in the first half of the year. Flat growth in Europe was balanced by stronger growth in Africa/Middle East and in the Commonwealth of Independent States. In response to weak economic conditions in Europe and a stronger euro, the European Central Bank cut interest rates in June and our outlook assumes further cuts in the remaining months of 2003. We further assume that economic growth in Europe will improve in the second half of the year, based on higher exports to the United States (despite the stronger euro) and a rise in consumer spending. Should these assumptions prove incorrect, and a recession ensues, machinery and engine sales could fall more than anticipated.

The Japanese economy has been weak for years and deflation is firmly established. Our outlook assumes that measures employed by the Bank of Japan - zero interest rates, the maintenance of high levels of reserves in the banking system and the purchase of long-term government bonds - will prevent deflation from worsening and allow modest economic growth to continue. Worsening deflation, however, would further reduce our sales in that country and could have a negative impact on other economies, particularly those in the region.

Asia/Pacific economies grew rapidly in the first half and economic policies in place support a continuation of fast growth. The region's main vulnerability is Severe Acute Respiratory Syndrome ("SARS"), which disrupted economic activity in some countries (China and Hong Kong) and sectors (retail sales and travel) in the second quarter. Our outlook assumes that the disease has come under better control and there will not be further or worse outbreaks. If, however, there are further or worse outbreaks in the second half of the year, our results could be negatively impacted.

The Latin American economy has grown slowly and our outlook assumes only marginal improvement for the rest of the year. Our outlook assumes that Brazil's economy has stabilized and will not experience a further recession and that there will not be renewed political turmoil in Venezuela. If, for whatever reason, these assumptions prove untrue, our results could be negatively impacted.

 Commodity Prices
 Commodities represent a significant sales opportunity, with prices and production as key drivers. Prices and production of metals have improved somewhat this year, but the failure of world industrial production to recover strongly has kept pressure on prices. Our outlook assumes continued growth in the world economy will cause metals prices to increase further. Any unexpected weakening, however, could cause prices to drop sharply to the detriment of our results.

While coal stocks are high and prices have been soft, our outlook assumes production and prices will improve later this year. If coal production and prices do not improve, our results could be negatively affected.

Oil and natural gas prices have remained fairly high this year due to tight inventories. In the United States, concerns have arisen that high natural gas prices could disrupt the hoped for economic recovery. Our outlook assumes that increased production will ease shortages in both oil and natural gas, allowing prices to ease in the second half. A continuation of recent high prices likely would slow economies, potentially with a depressing impact upon our sales.

 Monetary and Fiscal Policies
 For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and accordingly, demand for a product. In general, higher than expected interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand.

Central banks have been slow to react to the sluggish world economy, allowing below trend growth to continue into its third year.

Our outlook assumes that central banks will act in time to keep the world economy growing. If, however, the central banks fail to act or are delayed in acting, it could cause a recession and depress our results.

Weak economic growth has increased budget deficits in many countries and limited the ability of governments to boost economies with tax cuts and more spending. Our outlook assumes that governments will not aggressively raise taxes and slash spending to deal with their budget imbalances. Such actions could disrupt growth and negatively affect sales to public construction.

 Political Factors
 Political factors in the United States and abroad have a major impact on global companies.

Our outlook assumes that there will be no significant military conflict in North Korea or the Middle East in the second half of the year. Such a military conflict could severely disrupt sales into countries affected, as well as nearby countries.

Our outlook also assumes that there will be no major terrorist attack in the remainder of 2003. If there is a major terrorist attack, confidence could be undermined, causing a sharp drop in economic activities and our sales. Attacks in major developed economies would be the most disruptive.

Our outlook further assumes that efforts by countries to increase their exports will not result in retaliatory countermeasures by other countries to block such exports, particularly in the Asia/Pacific region.

Currency Fluctuations
 The company has costs and revenues in many currencies and is therefore exposed to risks arising from currency fluctuations. Many currency positions are fairly closely balanced, which, along with the diversity of currency positions, helps diminish exchange rate risks.

The company's largest manufacturing presence is in the United States. So any unexpected strengthening of the dollar tends to raise the foreign currency value of costs and reduce our global competitiveness.

The stronger euro had a favorable impact on translating European sales into U. S. dollars in the second quarter. The outlook assumes similar benefits will occur in the last half. Should the euro collapse, our results could be negatively impacted.

 Dealer Practices
 The company sells primarily through an independent dealer network. Dealers carry inventories of both new and rental equipment and adjust those inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively. The current outlook assumes dealers will reduce inventories slightly in 2003; more drastic reductions would adversely affect sales.

 Other Factors
 The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the company's results. Our products are an integral component of these activities and as these activities increase or decrease in the United States or abroad, demand for our products may be significantly impacted.

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency (EPA), the company was required to meet certain emission standards by October 2002. The Consent Decree provides for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties (NCPs) on those engines. The company began shipping lower emission engines in October 2002 as a "bridge" until the fully compliant ACERT® engines are introduced in 2003. These "bridge" engines require the payment of NCPs. We expect emissions standard changes to negatively impact our financial results in 2003 by $37 million (after tax) or $20 million (after tax) more adverse than in 2002 due to higher shipments of bridge engines in 2003. Early in 2003, Caterpillar began ramping up production of medium-duty and heavy-duty compliant ACERT engines. We do not anticipate paying NCPs beyond 2003. Our outlook for 2003 is subject to assumptions regarding projected NCPs, price increases, and volumes. We are able to make fairly accurate predictions of the NCP levels per engine due to our engineering knowledge, development process and internal testing during development. Our net price increase for heavy-duty bridge engines was successfully implemented on October 1, 2002; this increase was competitive with price increases implemented by other engine manufacturers on that date. We implemented an additional price increase in the first quarter 2003 to truck manufacturers that purchase our heavy-duty ACERT engines. This increase has been communicated to the truck manufacturers and is based on the additional value that we expect truck owners to receive from ACERT engines compared to our competitors as a result of better fuel economy, less maintenance and greater durability. The ultimate net price increase we are able to achieve for our ACERT engines is dependent upon marketplace acceptance of these engines versus competitive alternatives. While we estimate volume to the best of our ability, industry volume is an issue out of our control. If our assumptions regarding NCP levels, market acceptance of the price increases and/or engine volume are not realized, company performance could be negatively impacted.

Projected cost savings or synergies from alliances with new partners could also be negatively impacted by a variety of factors. These factors could include, among other things, higher than expected wages, energy and/or material costs, and/or higher than expected financing costs due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any of the jurisdictions where the alliances conduct their operations.

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

The environment also remains very competitive from a pricing standpoint. Additional price discounting would result in lower than anticipated realization.

Inherent in the operation of the Financial Products Division is the credit risk associated with its customers. The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events, and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. While our policy is to use interest rate swap agreements to manage our exposure to interest rate changes and lower the costs of borrowed funds, if interest rates move upward more sharply than anticipated, it could negatively impact our results. With respect to our insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of our investment portfolio, thus requiring a negative adjustment to earnings.

In general, our results are sensitive to changes in economic growth, particularly those originating in construction, mining and energy. Developments reducing such activities also tend to lower our sales. In addition to the factors mentioned above, our results could be negatively impacted by any of the following:

  Any sudden drop in consumer or business confidence
  Delays in legislation needed to fund public construction
  Regulatory or legislative changes that slow activity in key industries; and/or
  Unexpected collapses in stock markets.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. Obvious factors such as general economic conditions throughout the world do not warrant further discussion, but are noted to further emphasize the myriad of contingencies that may cause the company's actual results to differ from those currently anticipated.

Item 4.   Controls and Procedures
 An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there have been no significant changes in the company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
 The disclosure regarding legal proceedings contained in Part II - Item 1 "Legal Proceedings" of our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2003 is updated by the following disclosure:

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The lawsuit alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 (whole dollars) less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. Caterpillar seeks a declaratory judgment upholding the contract and more than $100 million in damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar filed its First Amended Complaint to add four new defendants -- Franklin Power Products, Inc., Newstream Enterprises, Sturman Industries, Inc., and Sturman Engine Systems, Inc. The Amended Complaint adds claims alleging that Franklin, Newstream, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream; Caterpillar seeks damages in excess of $2 million and $5 million, respectively, from these defendants. With respect to Sturman Industries, Inc. and Sturman Engine Systems, Inc., the Amended Complaint alleges that the two companies colluded with International to utilize technology that Sturman misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The Amended Complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. At June 30, 2003, the past due receivable from Navistar related to this case was $119 million.
Item 2. Changes in Securities
Non-U.S. Employee Stock Purchase Plans
 We have twenty-seven employee stock purchase plans administered outside the United States for our foreign employees. As of June 30, 2003, those plans had approximately 9,448 participants in the aggregate. During the second quarter of 2003, a total of 74,245 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
31

Certifications of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

During the quarter ended June 30, 2003, reports on Form 8-K were filed pursuant to Item 5 on April 9 and April 16, and pursuant to Item 9 on April 16. Additional reports on Form 8-K were filed on July 1, July 17 and July 18, 2003 pursuant to Item 5 and on July 17, 2003 pursuant to Items 9 and 12. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CATERPILLAR INC.
August 12, 2003	/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer
(Glen A. Barton)
August 12, 2003	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)
August 12, 2003	/s/ Davide B. Burritt	Controller and Chief Accounting Officer
(David B. Burritt)
August 12, 2003	/s/ James B. Buda	Secretary
(James B. Buda)