Form 10-Q
period 2003-09-30
CATERPILLAR INC
filed 2003-11-14
CIK 18230

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
Yes [  X  ] No [    ]

At September 30, 2003, 347,240,332 shares of common stock of the Registrant were outstanding.

This summary page highlights selected information and may not contain all of the information that is important to you. For a detailed analysis of the company's results for the third quarter, you should read the entire document.

SUMMARY OF RESULTS

On October 16, 2003 Caterpillar Inc. (NYSE: CAT) reported third-quarter 2003 sales and revenues of $5.55 billion and profit of $222 million or $0.62 per share. Profit excluding a bond retirement charge was up 23 percent compared to third-quarter 2002 at $262 million* or $0.73* per share. The bond retirement resulted in a non-recurring charge of $40 million after-tax ($0.11 per share). Through the third quarter, sales and revenues were $16.3 billion and profit was $750 million or $2.15 per share.

Sales and revenues of $5.55 billion were up 9 percent compared to $5.08 billion in the third quarter 2002. The increase was primarily due to higher Machinery volume of $226 million, a favorable currency impact on sales of $128 million (due mainly to the stronger euro) and higher Financial Products revenues for the third quarter of $58 million or about 15 percent compared to third quarter 2002.

"Our sales benefited from key market recoveries, as generally lower interest rates continued to spark construction spending and replacement buying. We also benefited from a recognized need for reliable energy which fueled electric power demand," said Chairman and CEO Glen Barton. "During the quarter we continued to demonstrate our ability to respond to market fluctuations."

Profit of $222 million or $0.62 per share was slightly above $213 million or $0.61 per share in the third quarter 2002. Profit excluding a bond retirement charge was up 23 percent compared to third quarter 2002 at $262 million* or $0.73* per share. The bond retirement resulted in a non-recurring charge of $40 million after-tax ($0.11 per share). The profit increase was due to lower core operating costs of $59 million and improved price realization of $34 million. The favorable impact of higher sales volume/mix was only $15 million as higher sales volume was partially offset by negative sales mix compared to third quarter 2002. The positive factors were partially offset by $71 million of higher retiree pension, healthcare and related benefit costs.

"Overall, this quarter's results, particularly lower core operating costs, show that 6 Sigma is driving a continuous improvement culture in which employees look for efficiency gains in all aspects of our business. Through these efforts, sales and revenues per employee continued to show improvement over last year. These efforts will multiply as we increase the number of active 6 Sigma Black Belts and embed veteran Black Belts into other management positions to apply their experience and improve processes throughout the company," Barton said.

* A complete definition and discussion of Caterpillar's use of non-GAAP measures, identified by an asterisk (*), is included on page 45.

OUTLOOK

"We still expect 2003 sales and revenues to be up about 10 percent but have raised our full-year profit to be about $3.00 per share as a result of continued focus on cost control," Barton said. Based on our preliminary outlook, 2004 company sales and revenues are expected to be up about 10 percent from 2003. (Complete outlook begins on page 31.)

Note: Glossary of terms included on pages 32-33; first occurrence of terms shown in bold italics.

Part I. FINANCIAL INFORMATION

 Item 1. Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	September 30,
	2003	2002
Sales and revenues:
Sales of Machinery and Engines	$5,112	$4,700
Revenues of Financial Products	433	375

Total sales and revenues	5,545	5,075

Operating costs:
Cost of goods sold	4,143	3,798
Selling, general and administrative expenses	627	538
Research and development expenses	173	167
Interest expense of Financial Products	116	135
Other operating expenses	101	113

Total operating costs	5,160	4,751

Operating profit	385	324

Interest expense excluding Financial Products	61	66
Other income (expense)	(40)	25

Consolidated profit before taxes	284	283

Provision for income taxes	69	71

Profit of consolidated companies	215	212

Equity in profit (loss) of unconsolidated affiliated companies	7	1

Profit	$222	$213

Profit per common share	$0.64	$0.62

Profit per common share - diluted [1]	$0.62	$0.61

Weighted average common shares (millions)
- Basic	346.3	344.2
- Diluted [1]	356.1	346.2

Cash dividends paid per common share	$0.35	$0.35

1 Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Nine Months Ended
	September 30,
	2003	2002
Sales and revenues:
Sales of Machinery and Engines	$15,037	$13,659
Revenues of Financial Products	1,261	1,116

Total sales and revenues	16,298	14,775

Operating costs:
Cost of goods sold	12,102	11,079
Selling, general and administrative expenses	1,801	1,587
Research and development expenses	494	524
Interest expense of Financial Products	354	393
Other operating expenses	358	305

Total operating costs	15,109	13,888

Operating profit	1,189	887

Interest expense excluding Financial Products	192	206
Other income (expense)	15	18

Consolidated profit before taxes	1,012	699

Provision for income taxes	273	196

Profit of consolidated companies	739	503

Equity in profit (loss) of unconsolidated affiliated companies	11	(10)

Profit	$750	$493

Profit per common share	$2.17	$1.43

Profit per common share - diluted [1]	$2.15	$1.42

Weighted average common shares (millions)
- Basic	345.1	343.9
- Diluted [1]	349.0	347.2

Cash dividends paid per common share	$1.05	$1.05

1 Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Nine Months Ended (Unaudited) (Millions of dollars)
	September 30,		September 30,
	2003		2002
Common stock:
Balance at beginning of period	$1,034		$1043
Common shares issued from treasury stock	2		(8)

Balance at end of period	1,036		1,035

Treasury stock:
Balance at beginning of period	(2,669)		(2,696)
Shares issued: 09/30/03 - 2,985,265; 09/30/02 - 805,228	98		24

Balance at end of period	(2,571)		(2,672)

Profit employed in the business:
Balance at beginning of period	7,849		7,533
Profit	750	$750	493	$493
Dividends declared	(242)		(241)

Balance at end of period	8,357		7,785

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	86		(17)
Aggregate adjustment for period	149	149	79	79

Balance at end of period	235		62

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 09/30/03-$383; 09/30/02-$82)	(771)		(161)
Aggregate adjustment for period	-	-	-	-

Balance at end of period (net of tax of: 09/30/03-$383; 09/30/02-$82)	(771)		(161)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(37)		(41)
Aggregate adjustment for period	(1)	(1)	(1)	(1)

Balance at end of period	(38)		(42)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 09/30/03-$5; 09/30/02-$17)	11		(26)
Gains/(losses) deferred during period (net of tax of: 09/30/03-$5; 09/30/02-$3)	(11)	(11)	3	3
(Gains)/losses reclassified to earnings (net of tax of: 09/30/03-$19; 09/30/02-$13)	39	39	27	27

Balance at end of period (net of tax of: 09/30/03-$19; 09/30/02-$1)	39		4

Available-for-sale securities:
Balance at beginning of period (net of tax of: 09/30/03-$17; 09/30/02-$13)	(31)		(24)
Gains/(losses) deferred during period (net of tax of: 09/30/03-$6; 09/30/02-$5)	31	31	(10)	(10)
(Gains)/losses reclassified to earnings (net of tax of 09/30/03-$9; 09/30/02-$0)	5	5	1	1

Balance at end of period (net of tax of: 09/30/03-$2; 09/30/02-$18)	5		(33)

Total accumulated other comprehensive income	(530)		(170)

Comprehensive income		$962		$592

Stockholders' equity at end of period	$6,292		$5,978

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Millions of dollars)
	September 30,	December 31,
	2003	2002
Assets
Current Assets:
Cash and short-term investments	$397	$309
Receivables - trade and other	3,183	2,838
Receivables - finance	7,158	6,748
Deferred and refundable income taxes	434	642
Prepaid expenses	1,782	1,328
Inventories	3,057	2,763

Total current assets	16,011	14,628

Property, plant and equipment - net	7,083	7,046
Long-term receivables - trade and other	79	66
Long-term receivables - finance	7,240	6,714
Investments in unconsolidated affiliated companies	752	747
Deferred income taxes	854	850
Intangible assets	276	281
Goodwill	1,399	1,402
Other assets	1,373	1,117

Total Assets	$35,067	$32,851

Liabilities
Current liabilities:
Short-term borrowings	1,726	2,175
Accounts payable	2,497	2,269
Accrued expenses	1,599	1,620
Accrued wages, salaries and employee benefits	1,229	1,178
Dividends payable	-	120
Deferred and current income taxes payable	162	70
Long-term debt due within one year	3,830	3,912

Total current liabilities	11,043	11,344

Long-term debt due after one year	13,171	11,596
Liability for post-employment benefits	4,023	4,038
Deferred income taxes and other liabilities	538	401

Total Liabilities	28,775	27,379

Contingencies	-	-

Stockholders' Equity
Common stock of $1.00 par Authorized shares: 900,000,000 Issued shares: (09/30/03 and 12/31/02 - 407,447,312) at paid in amount	1,036	1,034
Treasury stock (09/30/03 - 60,206,980; 12/31/02 - 63,192,245) at cost	(2,571)	(2,669)
Profit employed in the business	8,357	7,849
Accumulated other comprehensive income	(530)	(742)

Total Stockholders' Equity	6,292	5,472

Total Liabilities and Stockholders' Equity	$35,067	$32,851

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Condensed Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Nine Months Ended
	September 30,
Cash flow from operating activities:	2003	2002
Profit	$750	$493
Adjustments for non-cash items:
Depreciation and amortization	1,008	910
Other	46	21
Changes in assets and liabilities:
Receivables - trade and other	(220)	(147)
Inventories	(294)	(159)
Accounts payable and accrued expenses	108	322
Other - net	9	(80)

Net cash provided by operating activities	1,407	1,360

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(352)	(498)
Expenditures for equipment leased to others	(781)	(762)
Proceeds from disposals of property, plant and equipment	451	360
Additions to finance receivables	(12,245)	(11,323)
Collection of finance receivables	10,044	8,652
Proceeds from the sale of finance receivables	1,472	1,995
Investments and acquisitions	(26)	(290)
Other - net	(55)	(41)

Net cash used for investing activities	(1,492)	(1,907)

Cash flow from financing activities:
Dividends paid	(361)	(361)
Common stock issued, including treasury shares reissued	81	8
Proceeds from long-term debt issued	4,233	3,855
Payments on long-term debt	(2,992)	(2,772)
Short-term borrowings - net	(788)	(165)

Net cash provided by (used for) financing activities	173	565

Effect of exchange rate changes on cash	-	27

Increase (Decrease) in cash and short-term investments	88	45

Cash and short-term investments at beginning of period	309	400

Cash and short-term investments at end of period	$397	$445

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.	A. Financial Statement Presentation

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three- and nine-month periods ended September 30, 2003 and 2002, (b) the changes in stockholders' equity for the nine-month periods ended September 30, 2003 and 2002, (c) the consolidated financial position at September 30, 2003 and December 31, 2002, and (d) the consolidated statement of cash flow for the nine-month periods ended September 30, 2003 and 2002, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

In the second quarter of 2003, we revised our policy regarding the classification of certain costs related to distributing replacement parts. Previously, these costs were included in selling, general and administrative expenses and now are included in cost of goods sold. This classification is more consistent with industry practice. The parts distribution costs include shipping and handling (including warehousing) along with related support costs such as information technology, purchasing and inventory management.

Prior period amounts have been revised to conform to the new classification. The amounts reclassified from selling, general and administrative expenses to cost of goods sold were $108 million and $328 million for the three and nine months ended September 30, 2002, respectively. The reclassification had no impact on operating profit.

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

We use the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense is recognized in association with our options. We adopted the disclosure requirements of SFAS 148 in December 2002. Pro forma net profit and earnings per share were:

	Three Months Ended September 30,
(Dollars in millions except per share data)	2003	2002
Profit, as reported	$222	$213
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19)	(18)

Pro forma profit	$203	$195

Profit per share of common stock:
As reported:
Basic	$0.64	$0.62
Assuming dilution	$0.62	$0.61
Pro forma:
Basic	$0.59	$0.57
Assuming dilution	$0.57	$0.56

	Nine Months Ended September 30,
(Dollars in millions except per share data)	2003	2002
Profit, as reported	$750	$493
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(50)	(47)

Pro forma profit	$700	$446

Profit per share of common stock:
As reported:
Basic	$2.17	$1.43
Assuming dilution	$2.15	$1.42
Pro forma:
Basic	$2.03	$1.30
Assuming dilution	$2.00	$1.28

2.	The results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results for the entire year 2003.
3.	Environmental and Legal Matters

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

Pursuant to a consent decree Caterpillar entered with the United States Environmental Protection Agency (EPA), we were required to meet certain emission standards by October 2002. The decree provides that if the manufacturers were unable to meet the standards at that time they would be required to pay a nonconformance penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. We began shipping lower emission engines in October 2002 as a bridge until fully compliant Advanced Combustion Emission Reduction Technology (ACERT) engines were introduced in 2003.

The consent decree also provided the ability to "bank" emissions credits prior to October 2002 that could be used to offset nonconforming engines produced after January 1, 2003. That is, if a company was able to produce and sell engines that were below the applicable standard prior to October 2002, then the company could apply the emission credits created by those engines to engines produced after January 1, 2003 that do not meet the consent decree standard. For example, an engine produced and sold prior to October 2002 that produced 3.5 grams of NOx as compared to 4.0 gram standard would create an emissions credit. This credit would be "banked" to be used to offset the NOx deficiency of an engine produced after January 1, 2003 that did not meet the consent decree standard. Given this scenario, a company could produce and sell an engine that exceeds the 2.5 gram standard in 2003 without paying an NCP. Caterpillar has a legal right, as described in the consent decree, to use its banked credits as offsets against NCPs for noncompliant engines produced after December 31, 2002. The EPA has approved the process by which the credits are calculated. Through the first nine months of 2003, the net unfavorable impact from emissions changes was $54 million before tax. The net impact includes price increases, production cost increases which include incremental ramp-up production costs and NCPs. We expect the full-year unfavorable impact to be $53 million before tax.

We are a party to litigation matters and claims that are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on our consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The lawsuit alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 (whole dollars) less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. Caterpillar seeks a declaratory judgment upholding the contract and more than $100 million in damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar amended its complaint to add four new defendants -- Franklin Power Products, Inc., Newstream Enterprises, Sturman Industries, Inc., and Sturman Engine Systems, Inc. The pending complaint adds claims alleging that Franklin, Newstream, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream; Caterpillar seeks damages in excess of $2 million and $5 million, respectively, from these defendants. With respect to Sturman Industries, Inc. and Sturman Engine Systems, Inc., the pending complaint alleges that the two companies colluded with International to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. At September 30, 2003, the past due receivable from Navistar related to this case was $125 million.

On May 7, 2002 International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its fourth amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002, and claims that Caterpillar made certain fraudulent misrepresentations with respect to the availability of engines during this time period. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has been effectively terminated. Caterpillar denies International's claims and will vigorously contest them. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar after a reasonable period. Caterpillar anticipates that a trial currently scheduled for the second quarter of 2004 will address all remaining issues in this matter. This matter is not related to the breach of contract action brought by Caterpillar against Navistar currently pending in the Circuit Court of Peoria County, Illinois.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51." FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. Transferors to qualifying special-purpose entities and "grandfathered" qualifying special-purpose entities subject to the reporting requirements of SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," are excluded from the scope of FIN 46. FIN 46 is applicable immediately to variable interest entities created or obtained after January 31, 2003 (none created or obtained in the first nine months of 2003). For variable interest entities, which we acquired before February 1, 2003, FIN 46 is applicable to us as of December 31, 2003. We early adopted FIN 46 during the third quarter and it did not have a material impact on our financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting for derivative instruments and hedging activities and requires similar accounting treatment for contracts with comparable characteristics. The adoption of SFAS 149, effective primarily for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, had no impact on our financial statements.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 addresses financial accounting and reporting for certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. As required by SFAS 150, we adopted this new accounting standard effective July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial statements.
5.	Inventories
Inventories (principally "last-in, first-out" method) comprise the following:

(Millions of dollars)	September 30,	December 31,
	2003	2002
Raw materials	$1,024	$806
Work-in-process	330	316
Finished goods	1,518	1,454
Supplies	185	187

Total inventories	$3,057	$2,763

We had long-term material purchase obligations of approximately $844 million at September 30, 2003.

6.	Intangible Assets and Goodwill

As of September 30, 2003 and December 31, 2002, total intangible assets were $276 million and $281 million, respectively. This included $191 million of pension-related intangible assets for both periods. The remaining $85 million and $90 million as of September 30, 2003 and December 31, 2002, respectively, represents the net carrying value of intellectual property. The gross carrying amount of the intellectual property as of September 30, 2003 and December 31, 2002 was $125 million and $137 million, respectively, with accumulated amortization of $40 million and $47 million, respectively. Amortization expense for the three and nine months ended September 30, 2003 was $6 million and $10 million, respectively. Amortization expense for the three and nine months ended September 30, 2002 was $2 million and $7 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2003	2004	2005	2006	2007	Thereafter
$15	$14	$13	$12	$8	$24

During the three and nine months ended September 30, 2003, no goodwill was acquired or impaired. During the third quarter we disposed of assets with related goodwill of $3 million.
7.	Unconsolidated Affiliated Companies

Our investment in affiliated companies accounted for by the equity method consists primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. (SCM) in Japan. Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending June 30) was as follows:

	Results of Operation
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(Millions of dollars)	2003	2002	2003	2002

Sales	$805	$651	$2,261	$1,920
Cost of sales	624	520	1,765	1,528

Gross profit	$181	$131	$496	$392

Profit (loss)	$17	$-	$27	$(21)

Caterpillar's profit (loss)	$7	$1	$11	$(10)

	Financial Position
	September 30,	December 31,
(Millions of dollars)	2003	2002
Assets:
Current assets	$1,400	$1,389
Property, plant and equipment - net	923	1,209
Other assets	181	493

	2,504	3,091
Liabilities:
Current liabilities	1,136	1,117
Long-term debt due after one year	367	808
Other liabilities	239	249

	1,742	2,174

Ownership	$762	$917

Caterpillar's investment in unconsolidated affiliated companies
Investment in equity method companies	$396	$437
Plus: Investment in cost method companies	356	310

Total investment in unconsolidated affiliated companies	$752	$747

8.	Segment Information

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

Business Segments Three Months Ended September 30, (Millions of dollars)
	Machinery and Engines								Financing & Insurance Services	Consolidated Total
2003	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$457	$75	$746	$316	$1,600	$1,545	$354	$5,093	$513	$5,606
Intersegment sales & revenues	2	1,740	541	66	1,445	50	407	4,251	-	4,251

Total sales and revenues	$459	$1,815	$1,287	$382	$3,045	$1,595	$761	$9,344	$513	$9,857
Accountable profit (loss)	$20	$90	$24	$15	$13	$49	$84	$295	$103	$398
Accountable assets at September 30, 2003	$512	$2,161	$1,043	$523	$3,651	$2,073	$2,226	$12,189	$18,972	$31,161

	Machinery and Engines								Financing & Insurance Services	Consolidated Total
2002	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$414	$59	$723	$272	$1,609	$1,291	$316	$4,684	$446	$5,130
Intersegment sales & revenues	-	1,526	456	38	1,377	40	411	3,848	-	3,848

Total sales and revenues	$414	$1,585	$1,179	$310	$2,986	$1,331	$727	$8,532	$446	$8,978
Accountable profit (loss)	$23	$5	$8	$8	$5	$3	$73	$125	$64	$189
Accountable assets at December 31, 2002	$436	$2,214	$991	$470	$3,757	$1,574	$2,297	$11,739	$17,417	$29,156

Business Segments Nine Months Ended September 30, (Millions of dollars)
	Machinery and Engines								Financing & Insurance Services	Consolidated Total
2003	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$1,430	$194	$2,348	$862	$4,524	$4,601	$1,037	$14,996	$1,492	$16,488
Intersegment sales & revenues	4	5,309	1,688	167	4,001	139	1,225	12,533	-	12,533

Total sales and revenues	$1,434	$5,503	$4,036	$1,029	$8,525	$4,740	$2,262	$27,529	$1,492	$29,021
Accountable profit (loss)	$100	$337	$152	$33	$(112)	$102	$275	$887	$264	$1,151
Accountable assets at September 30, 2003	$512	$2,161	$1,043	$523	$3,651	$2,073	$2,226	$12,189	$18,972	$31,161

	Machinery and Engines								Financing & Insurance Services	Consolidated Total
2002	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$1,164	$154	$2,051	$904	$4,258	$4,201	$878	$13,610	$1,311	$14,921
Intersegment sales & revenues	2	5,034	1,484	129	3,700	122	1,178	11,649	-	11,649

Total sales and revenues	$1,166	$5,188	$3,535	$1,033	$7,958	$4,323	$2,056	$25,259	$1,311	$26,570
Accountable profit (loss)	$51	$128	$66	$32	$(153)	$6	$158	$288	$206	$494
Accountable assets at December 31, 2002	$436	$2,214	$991	$470	$3,757	$1,574	$2,297	$11,739	$17,417	$29,156

Reconciliation of Sales & Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2003:
Total external sales and revenues from business segments	$5,093	$513	$-	$5,606
Other	19	(34)	(46)	(61)

Total sales and revenues	$5,112	$479	$(46)	$5,545

Three Months Ended September 30, 2002:
Total external sales and revenues from business segments	$4,684	$446	$-	$5,130
Other	16	(20)	(51)	(55)

Total sales and revenues	$4,700	$426	$(51)	$5,075

Reconciliation of Sales & Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2003:
Total external sales and revenues from business segments	$14,996	$1,492	$-	$16,488
Other	41	(98)	(133)	(190)

Total sales and revenues	$15,037	$1,394	$(133)	$16,298

Nine Months Ended September 30, 2002:
Total external sales and revenues from business segments	$13,610	$1,311	$-	$14,921
Other	49	(64)	(131)	(146)

Total sales and revenues	$13,659	$1,247	$(131)	$14,775

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended September 30, 2003:
Total accountable profit from business segments	$295	$103	$398
Corporate costs	(135)	-	(135)
Methodology differences:
Inventory/cost of sales	19	-	19
Postretirement benefit expense	(36)	-	(36)
Financing costs	84	-	84
Other methodology differences	(60)	-	(60)
Other	14	-	14

Total profit before taxes	$181	$103	$284

Three Months Ended September 30, 2002:
Total accountable profit from business segments	$125	$64	$189
Corporate costs	14	-	14
Methodology differences:
Inventory/cost of sales	(248)	-	(248)
Postretirement benefit expense	48	-	48
Financing costs	83	-	83
Other methodology differences	161	32	193
Other	4	-	4

Total profit before taxes	$187	$96	$283

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Nine Months Ended September 30, 2003:
Total accountable profit from business segments	$887	$264	$1,151
Corporate costs	(204)	-	(204)
Methodology differences:
Inventory/cost of sales	(127)	-	(127)
Postretirement benefit expense	(122)	-	(122)
Financing costs	270	-	270
Other methodology differences	(14)	17	3
Other	41	-	41

Total profit before taxes	$731	$281	$1,012

Nine Months Ended September 30, 2002:
Total accountable profit from business segments	$288	$206	$494
Corporate costs	15	-	15
Methodology differences:
Inventory/cost of sales	(556)	-	(556)
Postretirement benefit expense	98	-	98
Financing costs	245	-	245
Other methodology differences	366	13	379
Other	24	-	24

Total profit before taxes	$480	$219	$699

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
September 30, 2003:
Total accountable assets from business segments	$12,189	$18,972	$-	$31,161
Items not included in segment assets:
Cash and short-term investments	263	134	-	397
Intercompany trade receivables	531	359	(890)	-
Investment in affiliated companies	285	-	-	285
Investment in Financial Products	2,343	-	(2,343)	-
Deferred income taxes and prepaids	3,070	60	(158)	2,972
Intangible assets and other assets	1,865	-	-	1,865
Service center assets	765	-	-	765
Dealer receivables double counted in segment assets	(2,263)	-	-	(2,263)
Liabilities included in segment assets	860	-	-	860
Inventory methodology differences	(1,509)	-	-	(1,509)
Other	412	153	(31)	534

Total assets	$18,811	$19,678	$(3,422)	$35,067

December 31, 2002:
Total accountable assets from business segments	$11,739	$17,417	$-	$29,156
Items not included in segment assets:
Cash and short-term investments	146	163	-	309
Intercompany trade receivables	917	343	(1,260)	-
Investment in affiliated companies	283	-	-	283
Investment in Financial Products	1,961	-	(1,961)	-
Deferred income taxes and prepaids	2,802	75	(133)	2,744
Intangible assets and other assets	1,541	-	-	1,541
Service center assets	810	-	-	810
Dealer receivables double counted in segment assets	(1,857)	-	-	(1,857)
Liabilities included in segment assets	848	-	-	848
Inventory methodology differences	(1,590)	-	-	(1,590)
Other	493	149	(35)	607

Total assets	$18,093	$18,147	$(3,389)	$32,851

9.	Available-For-Sale Securities

Caterpillar Insurance and Caterpillar Investment Management, Ltd. had investments in certain debt and equity securities at September 30, 2003 that are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. These fair values are included in "Other Assets" in the Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Statement of Financial Position). Realized gains and losses on sales of investments are determined using the specific identification method for debt instruments and the FIFO method for equity securities. Realized gains and losses are included in "Other income (expense)" in the Statement of Results of Operations.

	September 30, 2003
		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value
Government debt	$99	$1	$100
Corporate bonds	291	5	296
Equity securities	189	1	190

Total	$579	$7	$586

	December 31, 2002
		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value
Government debt	$89	$-	$89
Corporate bonds	208	1	209
Equity securities	220	(51)	169

Total	$517	$(50)	$467

The fair value of the available-for-sale debt securities at September 30, 2003, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.
(Millions of dollars)	Fair Value
Due in one year or less	$18
Due after one year through five years	$210
Due after five years through ten years	$18
Due after ten years	$150

Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2003 were $201 million and $280 million, respectively. Proceeds were $156 million and $197 million for the three and nine months ended September 30, 2002, respectively. Gross gains of $3 million and gross losses of $1 million were included in current earnings for the three and nine months ended September 30, 2003, respectively. Gross gains of $7 million and $1 million were included in current earnings for the three and nine months ended September 30, 2002, respectively.

In accordance with the application of SFAS 115 for "other than temporary" declines in the market value of securities (in both the Caterpillar Insurance and Caterpillar Investment Management Ltd. investment portfolios), we recognized pretax charges of $8 million and $32 million for the three and nine months ended September 30, 2003, respectively. We recognized a $1 million and $41 million pretax charge for "other than temporary" declines for the three and nine months ended September 30, 2002, respectively. These charges were accounted for as realized losses and were included in "Other income (expense)" in the Statement of Results of Operations. The cost basis of the impacted securities was adjusted to reflect these charges.
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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed 90 days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated. Gains of $1 million and $5 million on the undesignated contracts were recorded in current earnings ("Other income (expense)" in the Statement of Results of Operations) for the three and nine months ended September 30, 2003, respectively. Gains of $0.1 million and $1 million on undesignated contracts were recorded for the three and nine months ended September 30, 2002, respectively. Gains of $0.1 million due to changes in time value on options were excluded from effectiveness calculations and included in current earnings ("Other income (expense)") for the nine months ended September 30, 2003. Losses of $0.3 million and $0.6 million were included in current earnings for the three and nine months ended September 30, 2002, respectively. As of September 30, 2003, $23 million of deferred net gains included in equity ("Accumulated other comprehensive income" in the Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. As of September 30, 2002, this projected reclassification was $14 million. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2003 or 2002.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our Policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio. All such foreign currency forward contracts are undesignated and as such are not accounted for as hedges. "Other income (expense)" included losses of $21 million and gains of $2 million on the undesignated contracts for the three months ended (losses of $71 million and $59 million for the nine months ended) September 30, 2003 and 2002, respectively. substantially offset by balance sheet remeasurement and conversion gains and losses.

Interest Rate Risk
Interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our Policy is to use interest rate swap agreements and forward rate agreements to manage our exposure to interest rate changes and lower the cost of borrowed funds.

Our Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our Policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. Deferred gains on these liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. Gains of $1 million and $5 million on the liquidated swaps were amortized to current earnings ("Other income (expense)") for the three and nine months ended September 30, 2003, respectively. Gains of $2 million and $6 million were amortized to earnings for the three and nine months ended September 30, 2002, respectively. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines forward rate agreements are 100% effective. As of September 30, 2003, $0.3 million of deferred net gains included in equity ("Accumulated other comprehensive income") are expected to be reclassified to current earnings ("Other income (expense)") over the next twelve months. The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of thirty years. There were no circumstances where hedge treatment was discontinued during the nine months ended September 30, 2003.

Our Financial Products operations have a "match funding" policy whereby the interest rate profile (fixed rate or floating rate) of their debt portfolio matches the interest rate profile of their receivable portfolio within established guidelines. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. We also use these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

We use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet our "match funding" policy. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. As Financial Products fixed-to-floating interest rate swaps are 100% effective, gains on designated interest rate derivatives of $1 million and $70 million were offset completely by losses on hedged debt of $1 million and $70 million in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2003. Gains of $22 million and $69 million for the three and nine months ended September 30, 2002 were completely offset by losses of $22 million and $69 million in the same period. During the second quarter of 2002, our Financial Products operations liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt will be amortized to earnings ratably over the remaining life of the hedged debt. Gains of $0.5 million and $1 million on the liquidated swaps were amortized to current earnings ("Interest expense of Financial Products") for the three and nine months ended September 30, 2003. A gain of $1 million was amortized to current earnings for the nine months ended September 30, 2002. Financial Products' policy is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at inception of the contract. For the three and nine months ended September 30, 2003 and 2002, gains of less than $1 million were included in current earnings ("Other income (expense)") for both the ineffectiveness on floating-to-fixed interest rate swaps designated as cash flow hedges and our mark-to-market on undesignated floating-to-fixed and floating-to-floating interest rate swaps. As of September 30, 2003, $21 million of deferred net losses included in equity ("Accumulated other comprehensive income") is expected to be reclassified to current earnings ("Interest expense of Financial Products") over the next twelve months. As of September 30, 2002, $26 million of deferred net losses was expected to be reclassified to current earnings. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2003 or 2002.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains on the undesignated contracts of $7 million and $8 million were recorded in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2003. Losses of $9 million and $3 million were recorded in earnings for the three and nine months ended September 30, 2002.
11.	Guarantees and product warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from the Dealer Capital Asset Trust (DCAT) in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees have terms ranging from one to four years and are secured primarily by dealer assets. At September 30, 2003, and December 31, 2002 amounts outstanding under these guarantees were $373 million and $290 million, respectively. The related book value was $3 million at September 30, 2003 versus zero at December 31, 2002.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Generally, historical claim rates are developed using a 12-month rolling average of actual warranty payments. These rates are applied to the field population and dealer inventory to determine the liability.

(Millions of dollars)	2003	2002
Warranty liability, January 1	$693	$652
Payments	(353)	(494)
Provision for warranty	306	535

Ending Warranty liability*	$646	$693

* 2003 as of September 30 and 2002 as of December 31

12.	Computations of Profit Per Share
		Three Months Ended September 30,
	(Dollars in millions except per share data)	2003	2002
I.	Profit for the period (A):	$222	$213

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	346.3	344.2
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	9.8	2.0

	Average common shares outstanding for fully diluted computation (C)	356.1	346.2

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$0.64	$0.62
	Assuming full dilution (A/C)	$0.62	$0.61

		Nine Months Ended September 30,
	(Dollars in millions except per share data)	2003	2002
I.	Profit for the period (A):	$750	$493

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	345.1	343.9
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	3.9	3.3

	Average common shares outstanding for fully diluted computation (C)	349.0	347.2

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$2.17	$1.43
	Assuming full dilution (A/C)	$2.15	$1.42

13.	Early Retirement of Debt

During the third quarter of 2003, we redeemed our $250 million 6% debentures due in 2007. These debentures were issued with a significant original issue discount and had an effective annual interest rate of 13.3%. The early retirement resulted in a pretax charge of $55 million ($40 million after tax) for accelerated recognition of the unamortized original issue discount.
14.	Securitized Assets

During the second quarter of 2003 and third quarter of 2002, Cat Financial securitized retail installment sale contracts and finance leases into public asset-backed securitization facilities. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. Cat Financial retained servicing responsibilities and subordinated interests related to these securitizations. Subordinated interests for the 2003 and 2002 securitizations include $9 million and $9 million in subordinated certificates, an interest in future cash flows (excess) with an initial fair value of $14 million and $11 million, and a reserve account with an initial fair value of $10 million and $10 million, respectively. Cat Financial's retained interests are generally subordinate to the investors' interests. Net proceeds from the 2003 and 2002 transactions were $693 million and $641 million, respectively. Net gains on these transactions of $22 million and $18 million were recognized in the second quarter of 2003 and the third quarter of 2002, respectively. Significant assumptions used to estimate the fair value of the subordinated certificates for the 2003 and 2002 transactions include a 5.00% and 4.83% discount rate, a weighted-average prepayment rate of 14% and 14%, and expected credit losses of 1% and 1%, respectively. Significant assumptions used to estimate the fair value of the excess and the reserve accounts for both the 2003 and 2002 transactions include a 14% discount rate, a weighted-average prepayment rate of 14%, and expected credit losses of 1%. Cat Financial receives annual servicing fees of approximately 1% of unpaid note value for both the 2003 and 2002 transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 A. Consolidated Results of Operations

 THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between third quarter 2002 (at left) and third quarter 2003 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parenthesis above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Third-quarter 2003 sales and revenues were $5.55 billion compared to $5.08 billion in the third quarter of 2002. The 9 percent increase was primarily due to higher Machinery volume of $226 million, a favorable currency impact on sales of $128 million (due mainly to the stronger euro) and higher Financial Products revenues of $58 million.

MACHINERY AND ENGINES
Sales and Revenues (Millions of dollars)
		Total	North America	EAME	Latin America	Asia/ Pacific
Three Months Ended September 30, 2003
	Machinery	$3,250	$1,760	$842	$230	$418
	Engines*	1,862	808	576	232	246
	Financial Products**	433	308	78	25	22

		$5,545	$2,876	$1,496	$487	$686

Three Months Ended September 30, 2002
	Machinery	$2,905	$1,531	$802	$193	$379
	Engines*	1,795	873	530	180	212
	Financial Products**	375	275	67	19	14

		$5,075	$2,679	$1,399	$392	$605

*

Does not include internal engine transfers of $341 million and $329 million in third quarter 2003 and third quarter 2002, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

**	Does not include revenues earned from Machinery and Engines of $46 million and $51 million in third quarter 2003 and third quarter 2002, respectively.
Refer to table on page 23 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $3.25 billion, an increase of $345 million or about 12 percent from third quarter 2002. Sales volume was up about 8 percent, the favorable impact of currency accounted for about 3 percent and improved price realization added about 1 percent. In North America, sales of machinery increased 15 percent, mostly due to improved price realization and higher volume. Sales volume rose because of an 11 percent increase in dealer deliveries, largely into construction, where activity was higher than in third quarter 2002. In EAME, sales of machinery increased 5 percent due to the favorable currency impact of a stronger euro. However, sales volume declined largely as a result of weak economic conditions in Europe. Company sales in Latin America were up 19 percent from third quarter 2002 due to higher dealer deliveries into mining. Asia/Pacific sales were up 10 percent from a year earlier, the result of significant sales volume growth. Low interest rates and strong economic growth boosted both construction and demand for new machines, especially in China.

Engines sales were $1.86 billion, an increase of $67 million or about 4 percent from third quarter 2002. The favorable impact of currency accounted for about 3 percent and improved price realization and emissions related price increases contributed about 2 percent. These positive factors were partially offset by lower volume of about 1 percent. Sales increased 29 percent in Latin America, 9 percent in EAME and 16 percent in Asia/Pacific which more than offset 7 percent lower sales in North America. In North America, despite higher price realization on heavy-duty on-highway truck and bus engines, sales of on-highway truck and bus engines fell 16 percent from third quarter last year which was abnormally bolstered by strong sales to truck manufacturers before the October 2002 emissions standards became effective. Additionally, North American sales of engines into the petroleum sector were down 26 percent due to lower demand for turbines and turbine services compared to last year's strong third quarter that benefited from higher investments by the gas compression industry. Sales in EAME were higher due to stronger demand for engines sold into the electric power sector and the favorable effects of currency. The increase in Latin America resulted from stronger sales of turbines and turbine services into the electric power and petroleum sectors. Global sales into the electric power sector were up 26 percent while sales into other sectors were down from 2 to 15 percent.

Financial Products revenues for the third quarter were $433 million, up $58 million or about 15 percent compared with third quarter 2002. The favorable impact of approximately $50 million due to continued growth of earning assets at Cat Financial was partially offset by the approximately $32 million impact of generally lower interest rates on new and existing finance receivables. Additionally, there was a $20 million increase in earned premiums on extended service contracts at Cat Insurance.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between third quarter 2002 (at left) and third quarter 2003 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parenthesis above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Operating profit was favorably impacted by $59 million lower core operating costs, improved price realization of $34 million, improvements at Financial Products of $25 million, the favorable profit impact of additional sales volume (net of unfavorable sales mix) of $15 million and the net favorable impact of currency of $9 million. Lower core operating costs were the result of reductions in material costs and quality improvements reflected in lower warranty costs partially offset by higher performance related variable pay elements as a result of our improved financial performance. Variable pay consists of short-term and long-term incentive compensation. The accrual for these costs was approximately $75 million higher. The full year impact is estimated to be about $100 million higher.

Partially offsetting the favorable items was $71 million in higher retiree pension, healthcare and related benefit costs. In addition, the changes in emission standards for on-highway truck and bus engines in North America resulted in a net unfavorable impact of approximately $11 million (no impact in third quarter 2002).
Operating Profit (Loss) (Millions of Dollars)
	Three Months Ended
	September 30, 2003	September 30, 2002
Machinery	$239	$207
Engines	80	77
Financial Products	92	67
Consolidating Adjustments	(26)	(27)

	$385	$324

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Machinery operating profit increased 15 percent, or $32 million, from third quarter 2002. The favorable impact of improved price realization, higher volume, and lower core operating costs more than offset higher retiree pension, healthcare and related benefit costs and unfavorable sales mix.

Engine operating profit increased 4 percent, or $3 million, from third quarter 2002 as lower core operating costs were almost entirely offset by higher retiree pension, healthcare and related benefit costs, unfavorable sales volume/mix and the unfavorable profit impact of changes in emission standards (no impact in third quarter 2002).

Financial Products operating profit was $92 million, up $25 million or 37 percent from third quarter 2002. The growth in earning assets contributed $15 million to the increase in operating profit while a favorable change in gain/loss on the sale of equipment returned from lease added $10 million.
Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three months ended
(Millions of Dollars)	September 30, 2003	September 30, 2002
North American Geographic Region	$2,568	$2,404
Engine sales included in the Power Products segment	(808)	(874)
Company owned dealer sales included in the All Other segment	(97)	(92)
Other*	(118)	(147)

North American Marketing external sales	$1,545	$1,291

EAME Geographic Region	$1,418	$1,332
Power Products sales not included in the EAME Marketing segment	(446)	(436)
Other*	(226)	(173)

EAME Marketing external sales	$746	$723

Latin America Geographic Region	$462	$373
Power Products sales not included in the Latin America Marketing segment	(210)	(173)
Other*	64	72

Latin America Marketing external sales	$316	$272

Asia/Pacific Geographic Region	$664	$591
Power Products sales not included in the Asia/Pacific Marketing segment	(136)	(126)
Other*	(71)	(51)

Asia/Pacific Marketing external sales	$457	$414

* Represents primarily external sales of the Construction and Mining Products and the All Other segments.

OTHER PROFIT/LOSS ITEMS

Interest expense excluding Financial Products was $5 million lower compared to third quarter 2002.

Other income/expense was expense of $40 million compared with income of $25 million in third quarter 2002 for an unfavorable impact of $65 million. The change was primarily due to the $55 million pre-tax charge ($40 million after-tax) for early retirement of Machinery and Engines $250 million 6% debentures due in 2007 and $18 million less gain on publicly securitized finance receivables at Cat Financial. The debentures were issued at a significant original issue discount and had an effective annual interest rate of 13.3%. This charge reflects accelerated recognition of the unamortized original issue discount; however, the early retirement will positively impact future earnings and cash flow. The decrease in securitized finance receivables gain was related to the timing of Cat Financial's public securitization, which took place in the second quarter this year ($22 million in second quarter 2003 versus a similar gain of $18 million in the third quarter of 2002). These unfavorable items were partially offset by a favorable impact of commodity hedging of $15 million for Machinery and Engines.

The provision for income taxes in the third quarter reflects an estimated annual tax rate of 27 percent for 2003 compared to 28 percent a year ago. Third-quarter 2003 tax expense reflects an adjustment of $7 million resulting from a decrease in the estimated annual tax rate from 28 to 27 percent for the first six months of 2003 due to changes in the estimated tax benefits from export sales and the geographic mix of profits.

The equity in profit/loss of unconsolidated affiliated companies increased $6 million from third quarter a year ago, due in part to improved profitability of Shin Caterpillar Mitsubishi Ltd. resulting from improved export business into China and North America.

EMPLOYMENT

At the end of third quarter 2003, Caterpillar's worldwide employment was 68,006 compared with 70,379 one year ago. Employment was reduced by 2,373 or about 3 percent, year over year. This includes the impact of acquiring a controlling interest in Hindustan Powerplus Ltd. and increases to support our growing Caterpillar Logistics operation, which combined added approximately 900 employees.

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

The amounts reclassified from selling, general and administrative expenses to cost of goods sold were $108 million and $328 million for the three months and nine months ended September 30, 2002, respectively. These costs were $110 million and $329 million for the three months and nine months ended September 30, 2003, respectively. The reclassification had no impact on operating profit.

OTHER MATTERS

Environmental and Legal Matters
The disclosure regarding environmental and legal matters contained in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-Q for the quarter ended June 30 2003, filed with the Securities and Exchange Commission on August 14, 2003 is updated by the following:

We will use "banked" credits to offset a portion of NCPs on non-conforming medium heavy-duty engines built during calendar year 2003. As of September 30, 2003, we expect these banked credits will be fully utilized during 2003 and we will have to pay NCPs (of about $2,500 per engine) on approximately 1,100 of the approximately 31,400 non-conforming medium heavy-duty engines we expect to produce during calendar year 2003. We had previously disclosed that we would be able to utilize 1,230.2 Mg of heavy-duty banked credits in 2003 from 958 heavy-duty engines built in 2002. In our final emissions credit report to the EPA, due and filed during the third quarter, we identified 731 heavy-duty engines that generated banked credits totaling 969.2 Mg. The number of engines generating emissions credits in our final report to the EPA was lowered for a variety of reasons including a more detailed analysis of engines actually produced that were eligible to generate credits and the identification of engines shipped to customers outside the United States which were not eligible to generate emissions credits. Of the approximately 45,000 non-conforming heavy-duty engines we expect to build during 2003, banked credits are expected to offset the NCPs on approximately 1,900 of these units.

Two of our heavy heavy-duty models -- the C13 and C15 (the ACERT versions of the current C-12 and C-15, respectively) - have been certified by the EPA. The C15 is in full production and we are expecting to reach full production capability for the C13 in the fourth quarter. We expect to receive EPA Certification for the C11 (the ACERT version of the current C-10) prior to reaching full production capability for this engine late in the fourth quarter. We do not anticipate paying NCPs beyond 2003.

As of September 30, 2003 we expect the net unfavorable impact of emission standard changes in 2003 to be $38 million (after tax) or $21 million (after tax) more adverse than in 2002 due to higher shipments of bridge engines in 2003. The net impact includes price increases, production cost increases which include incremental ramp-up production costs and NCPs. The following table reflects the projected 2003 impact of the emission standard changes as of September 30, 2003.

Full-Year 2003 (Millions of dollars)
Price (Bridge or ACERT Price Increase x Projected Engine Sales)	$206
Production Cost Increases and Ramp-up Production Costs	(94)
NCPs (Projected NCP per Engine x Projected Engine Sales - banked credits)	$(165)

Net Effect PreTax	(53)
Tax	15

Net Effect After Tax	$(38)

As reflected in this table, our projections for 2003 are subject to assumptions regarding price increases, volumes, mix of ACERT and Bridge engines sold, and the mix of engines subject to NCPs (because NCPs vary by engine model). The table above assumes an average NCP of approximately $3,750 per heavy-duty engine subject to NCPs, use of banked credits to offset NCPs on approximately 1,900 heavy-duty engines, payment of NCPs of approximately $2,500 per engine on 1,100 mid-range engines, and the estimated mix of engine models to be sold in 2003. EPA emissions testing has been finalized for all bridge models except for one heavy-duty engine family, which is currently being re-tested. The test results of this last engine family are not expected to unfavorably impact the NCP rate per engine used in the table above. However, because NCPs vary by engine model, the number and mix of engines built subject to NCPs will impact the total NCPs ultimately paid.

Our September 30, 2003 projection reflects a greater ratio of Bridge engines sold to total engines sold than our prior projection. NCPs decreased from our prior projection due to a fewer number of mid-range engines being subject to NCPs and a lower NCP rate per heavy duty engine reflecting completed EPA emissions testing results.

In addition to the above, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects are $28 million, of which $7 million was made through the first nine months of 2003. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

SUPPLEMENTAL INFORMATION

We are providing supplemental information including deliveries to users and dealer inventory levels. We sell the majority of our machines and engines to independently owned and operated dealers and original equipment manufacturers (OEMs) to meet the demands of their customers, the end users. Due to time lags between our sales and deliveries to end users we believe this information will help readers better understand our business and the industries we serve. Information provided in the supplemental information is in constant dollars.

Dealer New Machine Deliveries
Worldwide dealer deliveries of new machines to end users were up 10 percent from third quarter 2002. Low interest rates and accelerating economic growth benefited deliveries into construction in both North America and Asia/Pacific. Much higher metals prices initiated recoveries in deliveries to mining in most regions.

Dealer machine deliveries in North America rose 11 percent from third quarter 2002. The acceleration of the economic recovery in the third quarter began to favorably impact activity in more of the key industries dealers serve. In addition, the combination of low interest rates and rising profits encouraged some users to upgrade fleets. Deliveries to general construction were up 17 percent, due to continued strong housing construction and the start of a recovery in nonresidential building construction. Dealers delivered 13 percent more new machines to heavy construction, the result of significantly higher sewer and water construction and increased petroleum exploration. Prices for construction materials were higher than last year so deliveries to quarries and aggregates increased 3 percent. Economic conditions in mining did not improve sufficiently to encourage users to resume normal buying and dealer deliveries dropped 17 percent. Metals production continued to decline and coal prices were lower than a year ago.

Dealer deliveries to end users in EAME were up 6 percent from the same quarter last year. In Europe, deliveries fell 7 percent from last year since most key economies were weak. Particularly large declines occurred in France and Italy. Deliveries in Africa/Middle East increased slightly, with the largest gain in Turkey where the economy grew rapidly. The CIS, with a ninefold increase in deliveries, accounted for nearly all the region's growth. Higher metals and oil prices boosted mining and energy investment.

Dealers delivered 16 percent more new machines in Latin America. The increase in deliveries was entirely in mining as higher prices prompted iron ore and gold mines to increase output.

In Asia/Pacific, dealers delivered 14 percent more new machines than in third quarter 2002. China, which is rapidly developing into a major user of construction equipment, accounted for the largest part of that increase. India, Indonesia and Malaysia accounted for most of the rest. Economies in all these countries grew rapidly and interest rates were quite low; both developments benefited construction.

Dealer Inventories of New Machines
 Worldwide dealer inventories were slightly lower than last year, with a large decline in EAME more than offsetting increases in the other regions. Relative to delivery rates, inventories were lower than last year in all regions.

Engine Deliveries to End Users and OEMs
Worldwide Caterpillar and Caterpillar dealer engine deliveries to end users and OEMs were flat with last year. A 42 percent gain in worldwide deliveries to end users in the electric power sector, a 6 percent gain in deliveries to the industrial sector, and a 4 percent gain in deliveries to the marine sector offset a 7 percent decline in deliveries to the petroleum sector and a 25 percent drop in engine deliveries to the on-highway truck and bus sector. Global business fundamentals for marine, industrial and electric power sectors in third quarter 2003 continued to improve compared to last year when economic growth was sluggish, corporate profits were depressed and businesses and investors were delaying capital spending decisions. Worldwide petroleum deliveries were 7 percent below last year despite favorable oil and gas prices and revenues and higher drilling activity.

In North America, Caterpillar engine deliveries to end users and OEMs in third quarter 2003 fell 16 percent compared to third quarter 2002 despite strong gains (25+ percent) in deliveries to the electric power and industrial sectors. Caterpillar engine deliveries to end users and OEMs in electric power and industrial sectors were positively impacted by stronger economic growth, rising industry profits and more favorable investment trends. Dealers continued to work down surplus inventories of electric power products. Deliveries of engines to the petroleum sector declined 23 percent due to lower demand for turbines and turbine services compared to last year's abnormally strong deliveries caused by highly favorable natural gas prices. Caterpillar's third-quarter deliveries of on-highway truck and bus engines were negatively impacted (down 27 percent) by lower industry demand for both mid-range and heavy-duty engines compared to last year's abnormally strong third quarter. In the third quarter of 2002, truck manufacturers were raising their production schedules in response to higher dealer and customer orders for pre-October 2002 heavy-duty engines. Caterpillar continued its leadership position in the NAFTA on-highway truck and bus engine industry through the third quarter.

In EAME, overall deliveries to end users and OEMs rose 9 percent, with higher deliveries in most sectors and strong growth in deliveries to the electric power sector, up 24 percent. EAME deliveries of reciprocating engines gained from favorable exchange rate movements and particular strength in the Middle East. Deliveries in the Middle East strengthened caused by favorable oil prices and revenues, slowly improving confidence after the end of major military action in Iraq and continuing reconstruction efforts. However, weak economic trends and corporate profits in Western Europe continued to restrict growth in demand in key industries.

Deliveries to end users in Latin America rose 63 percent, with gains in deliveries to all engine sectors and a doubling of engine deliveries into the electric power sector. Economic and investment growth has improved compared to last year's depressed third-quarter levels and engine industry demand and Caterpillar deliveries are clearly benefiting. Latin American deliveries to end users in the electric power and petroleum sectors were helped by stronger demand for turbines and turbine services in key oil-producing countries where increased infrastructure investment occurred.

Dealer deliveries to end users and OEMs in Asia/Pacific in the third quarter were up 16 percent compared to last year led by a 74 percent sales gain in deliveries to the electric power sector. Improving economic growth, rising business investment, and favorable currency movements again supported sales growth. Asia/Pacific demand for large engines used in the petroleum sector weakened from last year's strong third-quarter sales when select countries in Asia/Pacific increased oil and gas development and production.

Dealer Inventories of Engines
 Worldwide dealer engine inventories at the end of the third quarter were lower than a year ago. Inventories were lower in North America and Latin America but higher in EAME and Asia/Pacific. Inventories compared to selling rates were lower than year-earlier levels in North America and Latin America and are close to normal levels. Dealer inventories compared to selling rates were higher than year-earlier levels in EAME and Asia/Pacific as in-transit inventories rose significantly.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between September YTD 2002 (at left) and September YTD 2003 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parenthesis above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for nine months ended September 30, 2003 were $16.3 billion, $1.52 billion or 10 percent higher than the first nine months of 2002. The increase was primarily due to higher Machinery volume of $520 million, a favorable currency impact on sales of $483 million (due mainly to the stronger euro) and higher price realization of $197 million.

MACHINERY AND ENGINES
Sales and Revenues (Millions of dollars)
		Total	North America	EAME	Latin America	Asia/ Pacific
Nine Months Ended September 30, 2003
	Machinery	$9,851	$5,222	$2,657	$637	$1,335
	Engines*	5,186	2,346	1,653	493	694
	Financial Products**	1,261	906	224	71	60

		$16,298	$8,474	$4,534	$1,201	$2,089

Nine Months Ended September 30, 2002
	Machinery	$8,824	$4,875	$2,276	$633	$1,040
	Engines*	4,835	2,233	1,436	509	657
	Financial Products**	1,116	836	187	54	39

		$14,775	$7,944	$3,899	$1,196	$1,736

*	Does not include internal engine transfers of $996 million and $970 million in 2003 and 2002, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
**	Does not include revenues earned from Machinery and Engines of $133 million and $131 million in 2003 and 2002, respectively.
Refer to table on page 30 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $9.85 billion, an increase of $1.03 billion or about 12 percent from the first nine months of 2002. Sales volume was up about 6 percent, the favorable impact of currency accounted for about 4 percent and improved price realization added about 2 percent. In North America, sales of machinery increased 7 percent, mostly due to higher volume and improved price realization. Sales volume rose because of a 6 percent increase in dealer deliveries largely to upgrade fleets, especially rental fleets. In EAME, sales of machinery increased 17 percent due to the favorable currency impact of a stronger euro.  Asia/Pacific sales were up 28 percent due to significant sales volume growth. Low interest rates and strong economic growth boosted both construction and demand for new machines, especially in China.

Engines sales were $5.19 billion, an increase of $351 million or about 7 percent from the first nine months of 2002. The favorable impact of currency accounted for about 3 percent, emissions related price increases contributed about 3 percent and sales volume was up about 1 percent. Sales increased 15 percent in EAME, 6 percent in Asia/Pacific, and 5 percent in North America which more than offset 3 percent lower sales in Latin America. Sales in EAME were higher due to stronger demand for engines sold into the electric power sector and the favorable effects of currency. Sales in Asia/Pacific rose in all sectors except petroleum where sales of large engines in petroleum declined from last year's strong performance. North American engine sales into the petroleum and industrial sectors rose 17 percent and 16 percent respectively with slight sales gains into marine and on-highway truck and bus sectors. North American engine sales into the electric power sector declined due to aggressive dealer efforts to reduce surplus inventories. Strong Latin American engine sales gains into electric power and industrial sectors were not enough to offset lower sales of large engines into the petroleum sector. Global sales into the electric power sector were up 16 percent while sales into other sectors were flat to up 6 percent.

Financial Products revenues were $1.26 billion, up $145 million or about 13 percent from the first nine months of 2002. The favorable impact of approximately $166 million due to continued growth of earning assets, $11 million higher fee income (primarily buyout and guarantee fees), and $9 million higher securitization income was partially offset by the approximately $92 million impact of generally lower interest rates on new and existing finance receivables at Cat Financial. Additionally, there was a $47 million increase in earned premiums on extended service contracts at Cat Insurance

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between September YTD 2002 (at left) and September YTD 2003 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parenthesis above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Operating profit was favorably impacted by $290 million lower core operating costs, improved price realization of $197 million, improvements at Financial Products of $39 million, the favorable profit impact of additional sales volume (net of unfavorable sales mix) of $16 million and the net favorable impact of currency of $15 million. Lower core operating costs were primarily the result of reductions in material costs and quality improvements reflected in lower warranty costs somewhat offset by higher performance related variable pay elements as a result of our improved financial performance.

Partially offsetting the favorable items was $197 million in higher retiree pension, healthcare and related benefit costs. In addition, the changes in emission standards for on-highway truck and bus engines in North America resulted in a net unfavorable impact of approximately $54 million (no impact in the first nine months of 2002).
Operating Profit (Loss) (Millions of Dollars)
	Nine Months Ended
	September 30, 2003	September 30, 2002
Machinery	$879	$581
Engines	118	149
Financial Products	258	219
Consolidating Adjustments	(66)	(62)

	$1,189	$887

Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Machinery operating profit increased 51 percent, or $298 million, from the first nine months of 2002 as higher price realization, lower core operating costs and higher volume more than offset higher retiree pension, healthcare and related benefit costs and unfavorable sales mix.

Engine operating profit decreased 21 percent, or $31 million, from the first nine months of 2002 as lower core operating costs were more than offset by higher retiree pension, healthcare and related benefit costs, unfavorable sales volume/mix and the net unfavorable profit impact of changes in emission standards (no impact in the first nine months of 2002).

Financial Products operating profit was $258 million, up $39 million or 18 percent from the first nine months of 2002. The improvement in operating profit was primarily due to the growth of earning assets partially offset by the impact of generally lower interest rates.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Nine months ended
(Millions of Dollars)	September 30, 2003	September 30, 2002
North American Geographic Region	$7,568	$7,108
Engine sales included in the Power Products segment	(2,346)	(2,237)
Company owned dealer sales included in the All Other segment	(264)	(258)
Other*	(357)	(412)

North American Marketing external sales	$4,601	$4,201

EAME Geographic Region	$4,310	$3,712
Power Products sales not included in the EAME Marketing segment	(1,345)	(1,184)
Other*	(617)	(477)

EAME Marketing external sales	$2,348	$2,051

Latin America Geographic Region	$1,130	$1,142
Power Products sales not included in the Latin America Marketing segment	(421)	(446)
Other*	153	208

Latin America Marketing external sales	$862	$904

Asia/Pacific Geographic Region	$2,029	$1,697
Power Products sales not included in the Asia/Pacific Marketing segment	(412)	(391)
Other*	(187)	(142)

Asia/Pacific Marketing external sales	$1,430	$1,164

* Represents primarily external sales of the Construction and Mining Products and the All Other segments.

OTHER PROFIT/LOSS ITEMS

Interest expense excluding Financial Products was $14 million lower compared to the first nine months of 2002.

Other income/expense was income of $15 million, $3 million lower compared to the first nine months of 2002. The change was primarily due to the unfavorable impact of the $55 million pre-tax charge ($40 million after-tax) for early retirement of Machinery and Engines $250 million 6% debentures due in 2007 mostly offset by the favorable impact of currency, lower investment impairments, additional interest income and the favorable impact of commodity hedging. The debentures were issued at a significant original issue discount and had an effective annual interest rate of 13.3%. This charge reflects accelerated recognition of the unamortized original issue discount; however, the early retirement will positively impact future earnings and cash flow.

The provision for income taxes reflects an estimated annual tax rate of 27 percent for 2003 compared to 28 percent a year ago. The decrease in the estimated annual tax rate from 28 to 27 percent for the first nine months of 2003 is due to changes in the estimated tax benefits from export sales and the geographic mix of profits.

The equity in profit/loss of unconsolidated affiliated companies increased $21 million from a year ago, due mostly to improved profitability of Shin Caterpillar Mitsubishi Ltd. resulting from improved export business, especially to China.

SALES AND REVENUES OUTLOOK

The world economy appears to be strengthening in the last half of 2003 and full-year growth should be about 2.5 percent. More than ten countries cut short-term interest rates in the third quarter and some developing countries likely will cut rates in the fourth quarter. Central banks in the developed countries are expected to keep interest rates steady for the rest of the year.

Recent developments in the world economy resulted in several positives for our businesses that should persist through year end. Many countries have the lowest interest rates in decades, which is benefiting construction, especially housing. Also, many businesses are experiencing better cash flows enabling them to make needed equipment purchases. In addition, stronger demand for metals has caused price increases indicating the potential reversal of a long, deep slump in mining investments.

For the year, we expect company sales and revenues to increase about 10 percent. Machinery and Engines volume should contribute about 55 percent of the gain, currency about 25 percent, Financial Products revenues about 10 percent, with the rest from price realization. We project that North America and Asia/Pacific will be the major contributors to volume increases.

North America (United States and Canada)
Third-quarter economic data suggest the U.S. economy grew in excess of a 4 percent annual rate, indicating that low interest rates, tax cuts and the weaker dollar are helping. These factors remain in place and should allow continued strong economic growth in the fourth quarter.

Machinery and Engines sales turned in strong year-over-year gains in both the second and third quarters of this year and we expect this to continue in the fourth quarter. Low interest rates should further benefit construction and favorable energy prices should boost sales into petroleum and natural gas. We forecast that Machinery and Engines sales will increase about 10 percent in 2003.

EAME
While the European economy stagnated in third quarter 2003, signs of recovery are beginning to emerge. In addition, favorable energy prices and the recovery in other commodity prices will significantly help many of the developing economies of Africa/Middle East and the CIS region.

We project that sales in EAME will rise about 10 percent in 2003 almost entirely due to the ongoing favorable translation impact of the strong euro on sales.

Latin America
Economic conditions are slowly improving in Latin America, the result of higher commodity prices and some reductions in local interest rates. Sales of Machinery and Engines in 2003 should be about the same as last year, the result of a last half recovery in mining.

Asia/Pacific
We project sales of Machinery and Engines will increase between 15 and 20 percent from 2002. Economic growth, already strong in the first half, will get an additional boost from further reductions in short-term interest rates and higher commodity prices. Competitive currencies will allow many countries to continue increasing exports rapidly.

Record direct investment inflows into China should keep capital investment and purchases of construction equipment strong through year end. The stronger Australian dollar, while undermining the competitiveness of some commodity exports, will continue to have a favorable currency impact on sales.

Financial Products

We expect growth in Financial Products for the remainder of 2003, with revenues expected to increase approximately 10 percent versus 2002.

PROFIT OUTLOOK

We now expect full-year profit to be about $3.00 per share as a result of continued focus on cost control.

PRELIMINARY 2004 SALES AND REVENUES OUTLOOK

Developments favorable to our businesses are occurring in the last half of 2003, brightening the prospects for 2004. Many commodity prices continue to increase; more than 10 countries have cut short-term interest rates since July 1; housing starts are strong in many countries; and exchange rates remain favorable. We anticipate interest rates should remain low throughout 2004 in the industrial countries and several of the developing countries could cut rates further. As a result, economic growth is expected to improve in all regions, raising world growth to 3.5 percent in 2004. We expect the world total machine industry to be up about 7 percent, ranging from no change in Japan to 12 percent growth in both North America and Latin America. In addition, we expect a 6 percent growth in world engine industry demand. This global economic recovery will benefit both Machinery and Engines, as well as provide opportunities for continued growth in earning assets at Cat Financial. Therefore, the preliminary 2004 forecast anticipates that company sales and revenues will be about 10 percent higher than 2003.

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

  Consolidating Adjustments - Eliminations of transactions between Machinery and Engines, and Financial Products.

  Core Operating Costs - Machinery and Engines operating cost change adjusted for volume. It excludes currency, retiree benefits and emissions production cost increases, ramp-up production costs and non-conformance penalties.

  Currency - With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency includes the impacts on sales and operating profit for the Machinery and Engines lines of business only; currency impacts on the Financial Products line of business are included in the Financial Products portions of the respective analyses.

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

  Nonconformance Penalties (NCPs) - Represents the expense related to penalties that have been or will be paid to the United States Environmental Protection Agency (EPA) for each on-highway truck and bus engine sold which does not meet revised industry emission standards enacted in October 2002.

  Price Realization - The impact of net price changes excluding emissions price increases and currency.

  Sales Volume/Mix - The net operating profit impact of changes in the quantities sold for machines, engines and parts combined with the net operating profit impact of changes in the relative weighting of machines, engines and parts sales with respect to total sales.

  Securitized Finance Receivables - Cat Financial sells retail installment sale contracts and finance leases into public asset-backed securitization facilities. Gains/losses on the securitization of finance receivables represent the difference between the carrying value and fair value of the receivables.

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

B. Liquidity & Capital Resources

Sources of funds
 We generate our capital resources primarily through operations. Consolidated operating cash flow was $1.41 billion through the third quarter of 2003, compared with $1.36 billion through the third quarter of 2002. The improvement is primarily the result of increased profits during 2003 as compared to 2002, partially offset by higher working capital requirements. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 31. The $563 million pension contribution discussed on page 36 was made with existing cash resources. The $250 million debt retirement in the first quarter of 2003 was made using available cash and the $250 million early debt retirement in the third quarter of 2003 discussed on page 23 was made using available cash and low interest commercial paper.

Total debt as of September 30, 2003 was $18.7 billion, an increase of $1 billion from year-end 2002. Debt related to Machinery and Engines decreased $334 million, primarily due to the retirement of the debt obligations. Debt related to Financial Products increased $1.32 billion due to growth at Cat Financial. We have two global credit facilities with a syndicate of banks totaling $4.675 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs. Based on management's allocation decision, which can be revised at any time during the year, the portion of the facility available to Cat Financial at September 30, 2003 was $4.075 billion. The five-year facility of $2.125 billion expires in September 2006. The 364-day facility of $2.55 billion expires in September 2004. The facility expiring in September 2004 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2004 that would mature in September 2005. Our total credit commitments as of September 30, 2003 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products
Credit lines available:
Global credit facility	$4,675	$600	$4,075
Other external	1,496	689	807
Intercompany	-	708	823

Total credit lines available	6,171	1,997	5,705
Less: Five year global credit facility supporting commercial paper	2,125	-	2,125
Less: Utilized credit	268	480	574

Available credit	$3,778	$1,517	$3,006

We also generate funding through the securitization of receivables. Through the third quarter of 2003, we generated $811 million and $693 million of capital resources from the securitization of trade and finance receivables, respectively. As of September 30, 2003, we had trade and finance receivables of $3.26 billion and $14.40 billion, respectively.

We do not generate material funding through structured finance transactions.

On October 8, 2003, Caterpillar Inc. increased its quarterly cash dividend by two cents to thirty-seven cents ($0.37) per share on its common stock, payable November 20, 2003, to stockholders of record at the close of business October 20, 2003. The previous rate was thirty-five cents ($0.35) per share. Including this increase, Caterpillar's quarterly dividend has grown more than eightfold in the last decade.

Also on October 8, 2003, the Board of Directors approved an extension of the share repurchase program with the goal of reducing the company's outstanding shares to 320,000,000. The program authorization now expires in October 2008.

Committed funds
We have committed cash outflow related to long-term debt (including that due within one year and classified as current), operating lease agreements, unconditional purchase obligations and other contractual obligations. Minimum payments for these long-term obligations are:
	(Millions of dollars)
	2003	2004	2005	2006	2007	After 2007	Total
Long-Term Debt:
Machinery and Engines	$33	$62	$292	$33	$35	$2,874	$3,329
Financial Products	3,797	543	2,990	2,485	855	3,002	13,672

Total Long-Term Debt	3,830	605	3,282	2,518	890	5,876	17,001

Operating Leases	163	116	81	59	239	75	733
Other Long-Term Obligations	89	83	64	52	106	31	425
Unconditional Purchase Obligations	69	91	97	95	375	117	844

Total Contractual Obligations	$4,151	$895	$3,524	$2,724	$1,610	$6,099	$19,003

We had commitments for the purchase or construction of capital assets of approximately $278 million at September 30, 2003.

Machinery and Engines
Operating cash flow was $787 million through the third quarter 2003, compared with $891 million for the same period a year ago. The decrease is due to the higher working capital requirements in 2003, mainly attributable to the pension contribution, partially offset by higher profit in 2003.

Capital expenditures, excluding equipment leased to others, during the nine months ended September 30, 2003 were $335 million, a decrease of $138 million from the same period a year ago due to tight controls on spending.

Financial Products
 Operating cash flow was $603 million through the third quarter 2003, compared with $453 million for the same period a year ago. The improvements is primarily the result of an increase in profit through the third quarter 2003 as compared to the same period a year ago and slightly lower working capital requirements. Cash used to purchase equipment leased to others was $771 million during the first three quarters of 2003 compared to $762 million for the first three quarters of 2002. In addition, net cash used for finance receivables was $729 million for the first three quarters of 2003, compared to $676 million for the first three quarters of 2002.

Financial Products total borrowings were $15.34 billion at September 30, 2003, an increase of $1.32 billion from December 31, 2002, and primarily comprised $11.74 billion of medium-term notes, $2.98 billion of commercial paper, $354 million of money market funds, $155 million of short-term notes payable to banks, $44 million of long-term notes payable to banks and $7 million of loans from a company-owned partnership. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At September 30, 2003, finance receivables past due over 30 days were 3.1%, compared with 4.2% at the end of September 30, 2002. The allowance for credit losses was 1.56% of finance receivables, net of unearned income, at September 30, 2003, compared to 1.50% at September 30, 2002. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $57 million or 0.38% of the average finance receivable portfolio, net of unearned income, for the nine months ended September 2003.

Financial Products was in compliance with all debt covenants at September 30, 2003.

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

D. Pension and Other Postretirement Benefits

 We recognized pension expense of $28 million and $100 million for the three and nine months ended September 30, 2003, as compared to a net pension benefit of $18 million and $54 million for the three and nine months ended September 30, 2002. The increase in expense for both periods was primarily a result of the impact of lower plan assets due to continued poor performance of the equity markets, lower long term return assumptions on pension plan assets and a lower assumed discount rate. SFAS 87, "Employers' Accounting for Pensions" requires companies to use an expected long-term rate of return for computing current year pension expense. Differences between the actual and expected returns are amortized into future earnings as actuarial gains and losses. At the end of 2002, unrecognized actuarial losses of $2.56 billion primarily reflected lower than expected returns on our pension plan assets.

Other postretirement benefit expense was $68 million in third-quarter 2003, up $17 million from third quarter 2002. The increase in expense is the result of inflation on health care costs and a lower long-term return assumption on plan assets. We recognized other postretirement benefit expense of $203 million for the nine-month period ended September 30, 2003, as compared to $190 million for the same period a year ago. The increase in expense is the result of inflation on health care costs and a lower long-term return assumption on plan assets, partially offset by changes to our U.S. benefit plans implemented during the second quarter 2002 (nine months of benefit recognition in 2003 versus five months in 2002). The plan changes include an increase in retiree cost sharing of health care benefits, elimination of company payments for Medicare part B premiums and significant reductions in retiree life insurance. In total, these changes lowered our existing benefit obligation by approximately $475 million, which will be amortized into earnings over seven years (the average remaining service period of employees affected by the plan changes) or $68 million per year. In addition to this amortization, our ongoing annual expense will decrease approximately $45 million from the plan changes. The total benefit from the plan changes was approximately $28 million and $84 million for the three and nine months ended September 30, 2003, as compared to $28 million and $47 million for the three and nine months ended September 30, 2002.

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

The unrecognized actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes and other factors that impact these expenses. If actual experience is as assumed, we will be required to recognize significant actuarial losses in future periods as a result of recent equity market performance and declining interest rates. These losses are amortized on a straight-line basis over the remaining service period of active employees expected to receive benefits under the benefit plans.

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

Consolidating Adjustments - eliminations of transactions between Machinery and Engines and Financial Products.

Pages 37 - 44 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$5,112	$5,112	$-	$-
Revenues of Financial Products	433	-	479	(46)[2]

Total sales and revenues	5,545	5,112	479	(46)

Operating costs:
Cost of goods sold	4,143	4,143	-	-
Selling, general and administrative expenses	627	505	139	(17)[3]
Research and development expenses	173	173	-	-
Interest expense of Financial Products	116	-	119	(3)[4]
Other operating expenses	101	(28)	129	-

Total operating costs	5,160	4,793	387	(20)

Operating profit	385	319	92	(26)

Interest expense excluding Financial Products	61	70	-	(9)[4]
Other income (expense)	(40)	(68)	11	17 [5]

Consolidated profit before taxes	284	181	103	-

Provision for income taxes	69	33	36	-

Profit of consolidated companies	215	148	67	-

Equity in profit (loss) of unconsolidated affiliated companies	7	5	2	-
Equity in profit of Financial Products' subsidiaries	-	69	-	(69)[6]

Profit	$222	$222	$69	$(69)

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

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2002 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$4,700	$4,700	$-	$-
Revenues of Financial Products	375	-	426	(51)[2]

Total sales and revenues	5,075	4,700	426	(51)

Operating costs:
Cost of goods sold	3,798	3,798	-	-
Selling, general and administrative expenses	538	451	106	(19)[3]
Research and development expenses	167	167	-	-
Interest expense of Financial Products	135	-	140	(5)[4]
Other operating expenses	113	-	113	-

Total operating costs	4,751	4,416	359	(24)

Operating profit	324	284	67	(27)

Interest expense excluding Financial Products	66	66	-	-
Other income (expense)	25	(31)	29	27 [5]

Consolidated profit before taxes	283	187	96	-

Provision for income taxes	71	37	34	-

Profit of consolidated companies	212	150	62	-

Equity in profit (loss) of unconsolidated affiliated companies	1	(1)	2	-
Equity in profit of Financial Products' subsidiaries	-	64	-	(64)[6]

Profit	$213	$213	$64	$(64)

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

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$15,037	$15,037	$-	$-
Revenues of Financial Products	1,261	-	1,394	(133)[2]

Total sales and revenues	16,298	15,037	1,394	(133)

Operating costs:
Cost of goods sold	12,102	12,102	-	-
Selling, general and administrative expenses	1,801	1,470	387	(56)[3]
Research and development expenses	494	494	-	-
Interest expense of Financial Products	354	-	365	(11)[4]
Other operating expenses	358	(26)	384	-

Total operating costs	15,109	14,040	1,136	(67)

Operating profit	1,189	997	258	(66)

Interest expense excluding Financial Products	192	201	-	(9)[4]
Other income (expense)	15	(65)	23	57 [5]

Consolidated profit before taxes	1,012	731	281	-

Provision for income taxes	273	174	99	-

Profit of consolidated companies	739	557	182	-

Equity in profit (loss) of unconsolidated affiliated companies	11	7	4	-
Equity in profit of Financial Products' subsidiaries	-	186	-	(186)[6]

Profit	$750	$750	$186	$(186)

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

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2002 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$13,659	$13,659	$-	$-
Revenues of Financial Products	1,116	-	1,247	(131)[2]

Total sales and revenues	14,775	13,659	1,247	(131)

Operating costs:
Cost of goods sold	11,079	11,079	-	-
Selling, general and administrative expenses	1,587	1,326	317	(56)[3]
Research and development expenses	524	524	-	-
Interest expense of Financial Products	393	-	406	(13)[4]
Other operating expenses	305	-	305	-

Total operating costs	13,888	12,929	1,028	(69)

Operating profit	887	730	219	(62)

Interest expense excluding Financial Products	206	206	-	-
Other income (expense)	18	(44)	-	62 [5]

Consolidated profit before taxes	699	480	219	-

Provision for income taxes	196	116	80	-

Profit of consolidated companies	503	364	139	-

Equity in profit (loss) of unconsolidated affiliated companies	(10)	(16)	6	-
Equity in profit of Financial Products' subsidiaries	-	145	-	(145)[6]

Profit	$493	$493	$145	$(145)

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

6 Elimination of Financial Products profit for the period reported on Machinery and Engines statement on the equity basis.

Caterpillar Inc. Supplemental Data for Financial Position At September 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Assets:
Current assets:
Cash and short-term investments	$397	$263	$134	$-
Receivables - trade and other	3,183	2,553	1,520	(890)[2]
Receivables - finance	7,158	-	7,158	-
Deferred and refundable income taxes	434	373	61	-
Prepaid expenses	1,782	1,772	27	(17)[3]
Inventories	3,057	3,057	-	-

Total current assets	16,011	8,018	8,900	(907)

Property, plant and equipment - net	7,083	4,606	2,477	-
Long-term receivables - trade and other	79	79	-	-
Long-term receivables - finance	7,240	-	7,240	-

Investments in unconsolidated affiliated companies	752	403	349	-
Investments in Financial Products subsidiaries	-	2,343	-	(2,343)[4]
Deferred income taxes	854	1,012	14	(172)[5]
Intangible assets	276	267	9	-
Goodwill	1,399	1,399	-	-
Other assets	1,373	684	689	-

Total assets	$35,067	$18,811	$19,678	$(3,422)

Liabilities
Current liabilities:
Short-term borrowings	1,726	62	2,083	(419)[6]
Accounts payable	2,497	2,546	188	(237)[7]
Accrued expenses	1,599	782	822	(5)[8]
Accrued wages, salaries and employee benefits	1,229	1,213	16	-
Dividends payable	-	-	-	-
Deferred and current income taxes payable	162	87	75	-
Deferred liability	-	-	246	(246)[9]
Long-term debt due within one year	3,830	33	3,797	-

Total current liabilities	11,043	4,723	7,227	(907)
Long-term debt due after one year	13,171	3,296	9,875	-
Liability for postemployment benefits	4,023	4,023	-	-
Deferred income taxes and other liabilities	538	477	233	(172)[5]

Total liabilities	28,775	12,519	17,335	(1,079)

Contingencies	-	-	-	-

Stockholders' equity
Common stock	1,036	1,036	870	(870)[4]
Treasury stock	(2,571)	(2,571)	-	-
Profit employed in the business	8,357	8,357	1,417	(1,417)[4]
Accumulated other comprehensive income	(530)	(530)	56	(56)[4]

Total stockholders' equity	6,292	6,292	2,343	(2,343)

Total liabilities and stockholders' equity	$35,067	$18,811	$19,678	$(3,422)

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
9 Elimination of Financial Products deferred liabilities with Machinery and Engines.

Caterpillar Inc. Supplemental Data for Cash Flow For the Nine Months Ended September 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$750	$750	$186	$(186)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,008	611	397	-
Profit of Financial Products	-	(186)	-	186 [3]
Other	46	39	12	(5)[4]
Changes in assets and liabilities:
Receivables - trade and other	(220)	(140)	(120)	40 [4]
Inventories	(294)	(294)	-	-
Accounts payable and accrued expenses	108	87	21	--
Other - net	9	(80)	107	(18)[4]

Net cash provided by (used for) operating activities	1,407	787	603	17

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(352)	(335)	(17)	-
Expenditures for equipment leased to others	(781)	(10)	(771)	-
Proceeds from disposals of property, plant and equipment	451	-	451	-
Additions to finance receivables	(12,245)	-	(12,245)	-
Collection of finance receivables	10,044	-	10,044	-
Proceeds from the sale of finance receivables	1,472	-	1,472	-
Net intercompany borrowings	-	391	2	(393)[5]
Investments and acquisitions (net of cash acquired)	(26)	(17)	(9)	-
Other - net	(55)	(6)	(82)	33 [6]

Net cash provided by (used for) investing activities	(1,492)	23	(1,155)	(360)

Cash flow from financing activities:
Dividends paid	(361)	(361)	-	-
Common stock issued, including treasury shares reissued	81	81	33	(33)[6]
Net intercompany borrowings	-	-	(391)	391 [5]
Proceeds from long-term debt issued	4,233	83	4,150	-
Payments on long-term debt	(2,992)	(500)	(2,492)	-
Short-term borrowings - net	(788)	(2)	(786)	-

Net cash provided by (used for) financing activities	173	(699)	514	358

Effect of exchange rate on cash	-	6	9	(15)[7]

Increase (Decrease) in cash and short-term investments	88	117	(29)	-
Cash and short-term investments at beginning of period	309	146	163	-

Cash and short-term investments at end of period	$397	$263	$134	$-

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
7 Elimination of the effect of exchange on intercompany balances.

Caterpillar Inc. Supplemental Data for Cash Flow For the Nine Months Ended September 30, 2002 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$493	$493	$145	$(145)[2]
Adjustments for non-cash items:
Depreciation and amortization	910	596	314	-
Profit of Financial Products	-	(145)	-	145 [3]
Other	21	(40)	48	13 [4]
Changes in assets and liabilities:
Receivables - trade and other	(147)	20	(132)	(35)[4]
Inventories	(159)	(159)	-	-
Accounts payable and accrued expenses	322	231	46	45 [4]
Other - net	(80)	(105)	32	(7)[4]

Net cash provided by (used for) operating activities	1,360	891	453	16

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(498)	(473)	(25)	-
Expenditures for equipment leased to others	(762)	-	(762)	-
Proceeds from disposals of property, plant and equipment	360	43	317	-
Additions to finance receivables	(11,323)	-	(11,323)	-
Collection of finance receivables	8,652	-	8,652	-
Proceeds from the sale of finance receivables	1,995	-	1,995	-
Net intercompany borrowings	-	(5)	26	(21)[5]
Investments and acquisitions (net of cash acquired)	(290)	(23)	(267)	-
Other - net	(41)	(19)	(56)	34 [6]

Net cash provided by (used for) investing activities	(1,907)	(477)	(1,443)	13

Cash flow from financing activities:
Dividends paid	(361)	(361)	-	-
Common stock issued, including treasury shares reissued	8	8	34	(34)[6]
Net intercompany borrowings	-	(26)	5	21 [5]
Proceeds from long-term debt issued	3,855	248	3,607	-
Payments on long-term debt	(2,772)	(194)	(2,578)	-
Short-term borrowings - net	(165)	(154)	(11)	-

Net cash provided by (used for) financing activities	565	(479)	1,057	(13)

Effect of exchange rate on cash	27	39	4	(16)[7]

Increase (Decrease) in cash and short-term investments	45	(26)	71	-
Cash and short-term investments at beginning of period	400	251	149	-

Cash and short-term investments at end of period	$445	$225	$220	$-

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

F.  Non-GAAP Financial Measures

 The following definitions are provided for "non-GAAP financial measures" in connection with Regulation G issued by the Securities and Exchange Commission. These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.

Machinery and Engines
 Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery and Engines information relates to the design, manufacture and marketing of our products. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business. Pages 37 - 44 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Profit Excluding a Bond Retirement Charge
Caterpillar reports selected financial data excluding the charge for early retirement of debt. Management believes excluding this charge provides comparability to third quarter 2002 data and highlights the impact of this charge on period-to-period fluctuations.

Profit Excluding a Bond Retirement Charge
Caterpillar defines profit excluding a bond retirement charge as GAAP profit after tax excluding the charge for early retirement of debt. The table on page 45 reconciles GAAP profit and profit excluding a bond retirement charge.

Profit Per Share Excluding a Bond Retirement Charge
 Caterpillar defines profit per share excluding a bond retirement charge as GAAP profit per share (PPS) excluding the charge for early retirement of debt. The table on page 45 reconciles GAAP PPS and PPS excluding a bond retirement charge.

Caterpillar Inc. Reconciliation of Profit to Profit Excluding a Bond Retirement Charge (Unaudited) (Millions of Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Profit	$222	$213	$750	$493
Bond retirement charge	40	-	40	-

Profit excluding a bond retirement charge	$262	$213	$790	$493

Caterpillar Inc. Reconciliation of PPS to PPS Excluding a Bond Retirement Charge (Unaudited) (Dollars)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
PPS	$0.62	$0.61	$2.15	$1.42
Bond retirement charge	0.11	-	0.11	-

PPS excluding a bond retirement charge	$0.73	$0.61	$2.26	$1.42

G.  Safe Harbor Statement under the Securities Litigation Reform Act of 1995

 Certain statements contained in our third-quarter 2003 results release and prepared statements from the related results webcast are forward-looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be", "should" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

 World Economic Factors
 The world economy appears to be strengthening in last half 2003 and major central banks are holding interest rates steady. Our outlook assumes that current economic policies will be sufficient to allow the recovery to strengthen throughout 2004. If, however, the recovery proves less robust than assumed, economic growth would likely slow further, weakening machinery and engine sales.

Recent economic data suggests that the U. S. economy grew in excess of a 4 percent annual rate in third quarter 2003. Our outlook assumes that the combination of the recent tax cut, June's interest rate cut, slightly lower oil prices, and the favorable impact of a weaker U.S. dollar will allow good growth to continue into 2004. Faster growth should allow the improvement in machinery and engine sales that occurred so far this year to continue into 2004. If, however, the boost provided by monetary and fiscal easing proves transitory, a return to weak growth could threaten our machinery and engine sales.

Economic growth in the EAME region as a whole was weak in the first three quarters of the year. Flat growth in Europe was balanced by stronger growth in Africa/Middle East and in the Commonwealth of Independent States. Recently, leading indicators and business surveys suggest economic conditions in Europe are ready to improve and the European Central Bank ("ECB") has indicated it is not planning on cutting interest rates further. Our outlook assumes the European economy will improve in the remaining months of 2003 and in 2004. Potential risks include the ECB quickly raising interest rates or the stronger euro depressing exports. Should these occur, the resulting weaker economic growth could weaken machinery and engine sales.

The Japanese economy grew much faster than expected in first half 2003. Our outlook assumes that measures employed by the Bank of Japan - zero interest rates, the maintenance of high levels of reserves in the banking system and the purchase of long-term government bonds - will allow this recovery to continue. The economy remains vulnerable to any tightening in financial conditions and should that occur, the recovery could stall. Slower economic growth would further reduce our sales in that country and could have a negative impact on other economies, particularly those in the region.

Asia/Pacific economies grew rapidly in the first three quarters and economic policies in place support a continuation of fast growth. Growth has benefited from competitive exchange rates and rapid growth in China. Industrial countries have voiced dissatisfaction with the region's exchange rate practices and the Chinese economy shows signs of overheating. The potential for trade frictions could slow exports and regional growth; the Chinese government could tighten policies too much and sharply slow growth. Our outlook assumes neither risk occurs. Should that prove incorrect, our results could be negatively impacted.

The Latin American economy has grown slowly and our outlook projects further improvement throughout the forecast horizon. This improvement assumes a recovery in foreign direct investment inflows, further reductions in local interest rates and higher commodity prices. If, for whatever reason, these assumptions prove untrue, our results could be negatively impacted.

 Commodity Prices
 Commodities represent a significant sales opportunity, with prices and production as key drivers. Prices and production of metals have improved this year and our outlook assumes continued growth in the world economy will cause metals prices to increase further. Any unexpected weakening, however, could cause prices to drop sharply to the detriment of our results.

While coal stocks are high and prices have been soft, our outlook assumes production and prices will improve late this year. If coal production and prices do not improve, our results could be negatively affected.

Oil and natural gas prices have remained fairly high this year due to tight inventories. Our outlook assumes that increased production will ease shortages in both oil and natural gas, allowing prices to ease. Should supplies tighten sharply in response to either OPEC production cuts or a severe winter, the resulting high prices likely would slow economies, potentially with a depressing impact upon our sales.

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

With economic data looking more favorable, major central banks are holding interest rates steady and a few have even started reviewing when rate hikes might be necessary.

Our outlook assumes that central banks will take great care to ensure that economic recoveries continue. Should they be slow to react to worsening conditions or raise interest rates too aggressively, such actions could cause recessions and depress our results.

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

Our outlook assumes that there will be no significant military conflict in North Korea or the Middle East in the forecast period. Such a military conflict could severely disrupt sales into countries affected, as well as nearby countries.

Our outlook also assumes that there will be no major terrorist attacks. If there is a major terrorist attack, confidence could be undermined, causing a sharp drop in economic activities and our sales. Attacks in major developed economies would be the most disruptive.

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

The stronger euro had a favorable impact on translating European sales into U. S. dollars in the third quarter. The outlook assumes similar benefits in the future. Should the euro collapse, our results could be negatively impacted.

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

Pursuant to a Consent Decree Caterpillar entered into with the United States Environmental Protection Agency (EPA), the company was required to meet certain emission standards by October 2002. The Consent Decree provides for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay non-conformance penalties (NCPs) on those engines. The company began shipping lower emission engines in October 2002 as a "bridge" until the fully compliant ACERT® engines are introduced in 2003. These "bridge" engines require the payment of NCPs. We expect emissions standard changes to negatively impact our financial results in 2003 by $38 million (after tax) or $21 million (after tax) more adverse than in 2002 due to higher shipments of bridge engines in 2003. Early in 2003, Caterpillar began ramping up production of medium-duty and heavy-duty compliant ACERT engines. We do not anticipate paying NCPs beyond 2003. Our outlook for 2003 is subject to assumptions regarding projected NCPs, price increases, and volumes. We are able to make fairly accurate predictions of the NCP levels per engine due to our engineering knowledge, development process and internal testing during development. Our net price increase for heavy-duty bridge engines was successfully implemented on October 1, 2002; this increase was competitive with price increases implemented by other engine manufacturers on that date. We implemented an additional price increase in the first quarter 2003 to truck manufacturers that purchase our heavy-duty ACERT engines. This increase has been communicated to the truck manufacturers and is based on the additional value that we expect truck owners to receive from ACERT engines compared to our competitors as a result of better fuel economy, less maintenance and greater durability. The ultimate net price increase we are able to achieve for our ACERT engines is dependent upon marketplace acceptance of these engines versus competitive alternatives. While we estimate volume to the best of our ability, industry volume is an issue out of our control. If our assumptions regarding NCP levels, market acceptance of the price increases and/or engine volume are not realized, company performance could be negatively impacted.

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

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.

 The disclosure regarding legal proceedings contained in Part II - Item 1 "Legal Proceedings" of our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2003 is updated by the following disclosure:

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The lawsuit alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 (whole dollars) less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. Caterpillar seeks a declaratory judgment upholding the contract and more than $100 million in damages arising from Navistar's alleged breach of contract. On January 22, 2003, Caterpillar filed its First Amended Complaint to add four new defendants -- Franklin Power Products, Inc., Newstream Enterprises, Sturman Industries, Inc., and Sturman Engine Systems, Inc. The Amended Complaint adds claims alleging that Franklin, Newstream, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream; Caterpillar seeks damages in excess of $2 million and $5 million, respectively, from these defendants. With respect to Sturman Industries, Inc. and Sturman Engine Systems, Inc., the Amended Complaint alleges that the two companies colluded with International to utilize technology that Sturman misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The Amended Complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. At September 30, 2003, the past due receivable from Navistar related to this case was $125 million.

 Item 2. Changes in Securities

 Non-U.S. Employee Stock Purchase Plans
 We have twenty-seven employee stock purchase plans administered outside the United States for our foreign employees. As of September 30, 2003, those plans had approximately 9,448 participants in the aggregate. During the third quarter of 2003, a total of 161,849 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
	31.1	Certification of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of Glen A. Barton, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

During the quarter ended September 30, 2003, reports on Form 8-K were filed pursuant to Item 5 on July 1, July 17, July 18, and September 5, and pursuant to Item 9 on July 17. Additional reports on Form 8-K were filed on October 8 and October 16, 2003 pursuant to Item 5 and on October 16, 2003 pursuant to Item 12. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CATERPILLAR INC.
November 13, 2003	/s/ Glen A. Barton	Chairman of the Board and Chief Executive Officer
(Glen A. Barton)

November 13, 2003	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)

November 13, 2003	/s/ David B. Burritt	Controller and Chief Accounting Officer
(David B. Burritt)

November 13, 2003	/s/ James B. Buda	Secretary
(James B. Buda)