Form 10-K
period 2003-12-31
CATERPILLAR INC
filed 2004-03-10
CIK 18230

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 1-768
CATERPILLAR INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)
1-768 (Commission File Number)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant's telephone number, including area code: (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
Preferred Stock Purchase Rights	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
9% Debentures due April 15, 2006	New York Stock Exchange
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓  ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

As of December 31, 2003, there were 343,762,040 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $28,128,435,330.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ ✓  ] No [    ]

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.
Part III	2004 Annual Meeting Proxy Statement (Proxy Statement) filed with the Securities and Exchange Commission (SEC) on February 24, 2004.
Parts I, II, IV

General and Financial Information for 2003 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed with the SEC as an appendix to the 2004 Annual Meeting Proxy Statement (Appendix) on February 24, 2004, and furnished as Exhibit 13 to this Form 10-K.

PART I

Item 1. Business.

Principal Lines of Business / Nature of Operations
 Caterpillar operates in three principal lines of business:

  Machinery - design, manufacture and marketing of construction, mining, agricultural and forestry machinery - track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, mining shovels, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders and related parts. Also includes logistics services for other companies.

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

  Financial Products - consists primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance) and their subsidiaries. Cat Financial provides a wide range of financing alternatives for Caterpillar machinery and engines, Solar gas turbines, as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into eight operating segments for financial reporting purposes. Information about our operating segments, including geographic information, appears in Note 22 on page A-26 of the Appendix.

Company Strengths
 Caterpillar is the leader in construction and mining equipment, diesel and natural gas engines and industrial gas turbines in our size range. Annual sales and revenues top $22 billion, making Caterpillar the largest manufacturer in its industry. Caterpillar is also a leading U.S. exporter, with more than half of its sales outside the United States. Through a global network of independent dealers, Caterpillar builds long-term relationships with customers around the world. For over 75 years, the Caterpillar name has been associated with the highest level of quality products and services.

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

Machinery

The competitive environment for Caterpillar's machinery business consists of global competitors, regional competitors, and specialized local competitors. Principal global competitors include Komatsu, Volvo Construction Equipment, CNH Global, Hitachi Construction Machinery, John Deere, Terex, JCB, and Ingersoll-Rand. Each has particular regional pockets of strength. John Deere Construction and Forestry Division, for example, is a principal competitor in the Americas. Some competitors have broad ranges of product competitive to Caterpillar. Others, like Ingersoll-Rand, only offer limited product that is competitive to Caterpillar. The machinery business in total has been characterized in recent years by consolidations, marketing alliances, and overcapacity resulting in strong competition and difficult financial conditions.

During 2003, most competitors saw some financial recovery after several years of struggle as business volumes began to improve - especially in North America and Asia. New and improved products continued to be introduced, and cost reduction efforts through process improvements continued. Many competitors continued to experience significant pressure on their distribution channels - either directly or indirectly through marketing alliances.

Japanese and Korean-based competitors experienced benefits from significant sales increases in China. European-based global competitors, on the other hand, were negatively impacted by the strength of the Euro and slow European economies. Overall, continued excess industry capacity drove intense competition for the available customers and their business.

Engines

Caterpillar operates in a very highly competitive engine/turbine manufacturing and packaging environment. The company manufactures diesel, heavy fuel and natural gas reciprocating engines for the on- and off-highway mobile markets and a wide array of stationary applications, and industrial turbines for the oil & gas and power generation applications. In North America, on-highway diesel engine competitors include Cummins Inc., Volvo Group AB, Mack Trucks, Inc. (part of Volvo), Detroit Diesel Corporation and Mercedes Benz (both part of DaimlerChrysler Corporation) and Navistar International Corporation. Overseas on-highway diesel engine competitors include Mercedes Benz (part of DaimlerChrysler Corporation), Volvo, Mitsubishi Heavy Industries, Scania, MAN B&W, Iveco Diesel Engines, Isuzu Motors, Ltd., Hino Motors and MWM Brazil.

North America off-highway mobile and stationary application diesel and natural gas engine/turbine competitors include Cummins Inc., John Deere Power Systems, Ford Power Products, GE, and Waukesha. Overseas off-highway mobile and stationary application diesel, natural gas and heavy-fuel engine/turbine competitors include Wartsila NSD, MAN B&W, MTU Friedrichshafen (part of DaimlerChrysler), Volvo Penta (part of Volvo), Mitsubishi Heavy Industries, Deutz, Daewoo, Jenbacher, Kubota, Isuzu, Kawasaki Heavy Industries, Yanmar, Bergen (part of Rolls Royce), and Alstom.

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

In 2003, competitors formed or continued joint ventures and partnerships in an effort to share development costs, secure customer bases, reach new markets, and/or leverage core competencies. In addition, component suppliers such as Delphi Automotive Systems, Bosch GmbH, Denso, and Stanadyne Automotive played more visible roles as technology drivers, partners, and key suppliers to the engine business.

Competitors in North America introduced new on-highway truck diesel engines utilizing cooled exhaust re-circulation technology (EGR) to meet lower emission standards mandated pursuant to a United States Environmental Protection Agency (EPA) consent decree which required the company and other engine manufacturers to meet certain emission standards by October 2002 and January 2004. The industry continues to invest in new technology to meet emission deadlines in North America, Europe, and Asia.

Prior to the implementation of the consent decree in October 2002, Caterpillar's share of NAFTA industry sales of heavy-duty engines increased 5 percentage points in 2002. Caterpillar maintained this strong competitive position during 2003 with the bridge and Advanced Combustion Emission Reduction Technology (ACERTR) engines. We believe this is occurring because the consent decree motivated most of our competitors to accelerate their production of EGR engines in advance of the October 2002 deadline. This new technology had not been previously used or tested and has large amounts of new content. The technology that Caterpillar developed and uses, however, is an outgrowth of existing technology and requires significantly less new content than our competitors' products. We employ a phased introduction of new technology that assures customers of only limited new technology in any given engine model. We have been phasing in the technological components for our ACERT engines since we made the decision to abandon EGR in early 2001. For example, we introduced aftertreatment technology into our medium heavy-duty product in early 2001, one of the four major components used in our ACERT product. Similarly, our October 2002 heavy-duty bridge engines phased in ACERT fuels systems and aftertreatment technology. We believe that this phased in approach has helped our competitive position, as lower new content is recognized to carry a lower risk in new developments. The NAFTA heavy-duty truck engine industry became more comfortable with Caterpillar engines as the year 2003 ended.

Further, we believe that Caterpillar's development of one technology that can be used for both on-highway and off-highway purposes may give us a further competitive advantage in non-truck engine applications. One competitor has already announced that it will not be using its EGR technology for off-highway and stationary applications. Therefore, this competitor will need to develop new technology for off-highway and stationary applications, while Caterpillar is able to use its on-highway technology for off-highway engines.

We believe we were, at year-end, the only engine manufacturer with a full product line (C7, C9, C11, C13, and C15) that was fully compliant with the January 2004 EPA emissions requirements. Certain engine manufacturers who were not part of the October 2002 consent decree will have to make additional product changes to satisfy the January 2004 emission requirements and other manufacturers who were subject to the consent decree will also be required to make product changes to fully satisfy the January 2004 requirements. We believe that all of our competitors, who are subject to consent decree requirements, have certified at least one engine model as fully compliant with the consent decree requirements, as have we. However, it is our understanding that some competitive engine manufacturers have chosen to reduce the number of engine models for which they are seeking certification.

Additional information about the consent decree appears in this Item 1 under "Environmental Matters."

Financial Products

Caterpillar Financial Services Corporation (Cat Financial), incorporated in Delaware, is a wholly owned finance subsidiary of Caterpillar Inc. Cat Financial provides retail financing alternatives for Caterpillar machinery and engines as well as other equipment and marine vessels to customers and dealers around the world and provides wholesale financing to Caterpillar dealers. It has over 20 years of experience in providing financing in these markets, contributing to knowledge of asset values, industry trends, product structuring, and customer needs. Cat Financial emphasizes prompt and responsive service and offers various financing plans to meet customer requirements, increase Caterpillar sales, and generate financing revenue. As of December 31, 2003, Cat Financial had 1,282 employees.

Cat Financial offers various financing plans designed to increase the opportunity for sales of our products and generate financing income for our company. Its activity is conducted primarily in the United States, with additional offices in Asia, Australia, Canada, Europe and Latin America.

In certain instances, Cat Financial's operations are subject to supervision and regulation by state, federal, and various foreign government authorities as well as laws and judicial and administrative decisions imposing requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges, and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession, and other trade practices, (vi) prohibit discrimination in the extension of credit and administration of loans, and (vii) regulate the use and reporting of information related to borrower's credit experience.

Cat Financial's retail financing plans include:

Finance leases and installment sale contracts - retail:

    Leases that, for tax purposes, Cat Financial is considered the owner of the equipment, but depending on the characteristics of the lease, are classified as either operating or finance leases for financial reporting purposes (20 percent*).

    Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the contract and that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (14 percent*).

    Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (22 percent*).

    Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Retail notes receivable:

    Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing (25 percent*).

Cat Financial's wholesale financing plans (18 percent*) include wholesale notes receivable, finance leases and installment sale contracts - wholesale that are secured by the assets of the dealers.

* Indicates the percentage of Cat Financial's total portfolio (total net finance receivables plus equipment on operating leases, less accumulated depreciation) at December 31, 2003. For more information on the above and Cat Financial's concentration of credit risk, please refer to Note 18 on pages A-22 and A-23 of the Appendix.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial's competitors include CIT Group, Citibank, GECC, and local banks. Competitive manufacturers use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales. Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

Cat Financial's results are largely dependent upon Caterpillar dealers' ability to sell equipment and customers' willingness to enter into financing or leasing agreements with it. It is also affected by the availability of funds from its financing sources and general economic conditions such as inflation and market interest rates.

Cat Financial has a "match funding" policy whereby the interest rate profile (fixed rate or floating rate) of their debt portfolio largely matches the interest rate profile of their receivable portfolio within established guidelines. In connection with that policy, Cat Financial uses interest rate derivative instruments to modify the debt structure to match the receivable portfolio. This "match funding" reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. Cat Financial also uses these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt. For more information regarding match funding, please see Note 2 on pages A-11 and A-12 of the Appendix.

In managing foreign currency risk for Cat Financial's operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivable and debt portfolio.

Cat Financial provides financing only when acceptable criteria are met. Credit decisions are based on, among other things, the customer's credit history, financial strength, and equipment application. Cat Financial typically maintains a security interest in retail financed equipment and requires physical damage insurance coverage on financed equipment.

Cat Financial finances a significant portion of Caterpillar dealers' sales and inventory of Caterpillar equipment, especially in North America. Cat Financial's competitive position is improved by marketing programs, subsidized by Caterpillar and/or Caterpillar dealers, which allow it to offer below-market interest rates. Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing.

Caterpillar Insurance Company, a wholly owned subsidiary of Caterpillar Insurance Holdings Inc. (Cat Insurance), is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance. The insurance company is licensed to conduct Property and Casualty Insurance business in forty-six states and the District of Columbia, and as such, is regulated in those jurisdictions as well. As the state of Missouri acts as the lead regulatory authority, it monitors the financial status to ensure that the company is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.

Caterpillar Insurance Company Ltd., a wholly owned subsidiary of Caterpillar Insurance is a reinsurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority. The company is a Class 2 insurer (as defined by the Bermuda Insurance Amendment Act of 1995), which primarily insures affiliates and as such the Bermuda Monetary Authority requires an Annual Financial Filing for purposes of monitoring compliance with solvency requirements.

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

Transaction processing time and the supporting technologies continue to drive us in our efforts to respond quickly to customers, improve internal processing efficiencies and reduce costs. Our web-based Cat FinancExpressSM transaction processing and information tool currently available in the U.S., France, Canada and Australia gives us a competitive advantage. Cat FinancExpress collects information on-line to provide finance quotes, credit decisions, and print documents, all in a very short time frame.

Other information about our operations in 2003 and outlook for 2004, including risks associated with foreign operations is incorporated by reference from "Management's Discussion and Analysis" on pages A-33 through A-54 of the Appendix.

Business Developments in 2003
 As key markets recovered in 2003, the company made progress on growth goals, held firm on cost reduction targets and continued to serve customers with innovative products such as our new models of engines with the company's proprietary ACERT technology. The new Caterpillar engine line with ACERT technology offers five engines, the C7, C9, C11, C13 and C15, all of which received EPA certification in 2003. Each of these engines meet 2004 EPA emission regulations without sacrificing engine performance. We are in full production of all of the engines, in accordance with our announced timeline. As a result Caterpillar expects to pay no non-conformance penalties (NCPs) on any engines sold in 2004. Market acceptance of our ACERT engines has been strong. As reported in the Ward's year to date data through November 2003, Caterpillar maintained its leadership position in the North American on-highway truck and bus industry.

We anticipate that this technology will also provide us with a significant competitive advantage well into the future. ACERT will provide a technology platform for our engines through the end of the decade. Off-highway equipment engines must meet emissions regulations starting in 2005, and European machine noise directives in 2006. Over 100 ACERT engines have already been shipped for continued application testing and exposure in off-highway applications. We are on track to introduce machines and industrial engines with the ACERT technology prior to the effective dates of the emissions and noise regulations.

In November, the company announced a multi-year framework for investments in China, which we expect to provide the basis for the company to significantly expand our business there. In the first concrete milestone toward implementation for this expansion, the company signed a non-binding memorandum of understanding with the PRC's Shandong Engineering Machinery - the seventh largest wheel loader producer in China. Subject to approval from China's government officials and the companies' satisfactory completion of due diligence, these negotiations are expected to pave the way for Caterpillar to increase its presence in China, which the company has identified as a key emerging market for the future.

In December, the company announced that the board of directors had selected James W. Owens to succeed Glen A. Barton as Chairman and Chief Executive Officer, effective upon Mr. Barton's retirement on January 31, 2004. The company also announced the retirement of two other officers and the appointment of new officers to fill vacancies created by the retirements. We believe that the right team is in place to lead our employees worldwide in the effort to achieve $30 billion in sales and revenues by the end of this decade.

Charges
 Information about charges related to the sale of the MT series of our Challenger line of high-tech tractors, planned U.S. salaried and management employment reductions and plant closings appears in Note 23 on page A-31 of the Appendix.

Order Backlog
 The dollar amount of backlog believed to be firm was approximately $4.91 billion and $2.90 billion at December 31, 2003, and December 31, 2002, respectively. Of the total backlog, approximately $320 million and $310 million at December 31, 2003, and December 31, 2002, respectively, was not expected to be filled in the following year. Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

Dealers
 Our machines are distributed principally through a worldwide organization of dealers (dealer network), 56 located in the United States and 151 located outside the United States. Worldwide, these dealers serve 178 countries and operate 3,263 places of business, including 1,391 dealer rental outlets. Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in products manufactured by them. Some of the reciprocating engines manufactured by Perkins are also sold through a worldwide network of 166 distributors located in 148 countries. Most of the electric power generations systems manufactured by FG Wilson are sold through a worldwide network of 250 dealers located in 170 countries.

These dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers' principal business. Turbines and large marine reciprocating engines are sold through sales forces employed by Solar and MaK, respectively. Occasionally, these employees are assisted by independent sales representatives.

The company's relationship with each independent dealer within the dealer network is memorialized in a standard sales and service agreement. Pursuant to this agreement, the company grants the dealer the right to purchase and sell its products and to service the products in a specified geographic region. Prices to dealers are established by the company after receiving input from dealers on transactional pricing in the marketplace. The company also agrees to defend the company's intellectual property and to provide warranty and technical support to the dealer. The agreement further grants the dealer a non-exclusive license to the company's trademarks, service marks and brand names.

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

Patents and Trademarks
 Our products are sold primarily under the brands "Caterpillar," "Cat," design versions of "Cat" and "Caterpillar," "Solar Turbines," "MaK," "Perkins," "FG Wilson" and "Olympian." We own a number of patents and trademarks relating to the products we manufacture, which have been obtained over a period of years. These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future. We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development
 We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components. In 2003, 2002, and 2001, we spent $669 million, $656 million, and $696 million, respectively, on our research and development programs.

Employment
 As of December 31, 2003, we employed 69,169 persons of whom 33,909 were located outside the United States. From a global, enterprise perspective, we believe our relationship with our employees is very good. We build and maintain a productive, motivated workforce by treating all employees fairly and equitably.

In the United States, most of our 35,260 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2003, there were 11,390 hourly U.S. employees who were covered by collective bargaining agreements with various labor unions. Of these, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 8,840 Caterpillar employees under a six-year central labor agreement that will expire April 1, 2004. Negotiations on a successor contract began December 10, 2003. The International Association of Machinists (IAM) represented 2,371 employees under various labor agreements expiring on October 30, 2004, December 5, 2004, April 30, 2005, and May 29, 2005. Based on our historical experience during periods when labor unrest or work stoppage by union employees has occurred, we do not expect that the occurrence of such events, if any, arising in connection with the expiration of these agreements will have a material impact on our operations or results.

Outside the U.S., the company enters employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales
 Sales outside the United States were 56 percent of consolidated sales for 2003, 55 percent for 2002, and 51 percent for 2001.

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

The amount recorded for environmental clean-up is not material and is included in Statement 3 on page A-6 of the Appendix under "Accrued expenses." If a range of liability estimates is available on a particular site, we accrue at the lower end of that range.

We cannot estimate costs on sites in the very early stages of clean-up. Currently, we have five sites in the very early stages of clean-up, and there is no more than a remote chance that a material amount for clean-up will be required.

Pursuant to a consent decree Caterpillar entered with the EPA, the company was required to meet certain emission standards by October 2002. The decree provides that if engine manufacturers were unable to meet the standards at that time, they would be required to pay a NCP on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. The company began shipping lower emission engines in October 2002 as a bridge until fully compliant ACERT engines were introduced in 2003.

The consent decree also provided the ability to "bank" emissions credits prior to October 2002 that could be used to offset non-conforming engines produced after December 31, 2002. That is, if a company was able to produce and sell engines that were below the applicable standard prior to October 2002, then the company could apply the emission credits created by those engines to engines produced after December 31, 2002 that did not meet the consent decree standard. For example, an engine produced and sold prior to October 2002 that produced 3.5 grams of NOx as compared to a 4.0 gram standard would create an emissions credit. This credit would be "banked" to be used to offset the NOx deficiency of an engine produced after December 31, 2002, that did not meet the consent decree standard. Given this scenario, a company could produce and sell a 3.0 gram engine in 2003 without paying an NCP even though the engine exceeds the 2.5 gram standard. Caterpillar had a legal right, as described in the consent decree, to use its banked credits as offsets against NCPs for non-compliant engines produced after December 31, 2002. The EPA has approved the process by which the credits are calculated.

In a final report to the EPA filed during the third quarter of 2003, we identified 70,018 medium heavy-duty engines produced and sold prior to October 2002 that yielded emissions below the applicable standard for that period, resulting in 20,868 Mg of medium heavy-duty banked credits. This is 381 engines and 120 Mg less than had been identified at the end of 2002. The number of engines generating emissions credits in our final report to the EPA was lowered for a variety of reasons including a more detailed analysis of engines actually produced that were eligible to generate credits and the identification of engines shipped to customers outside the United States which were not eligible to generate emissions credits. During 2003, banked credits offset the NCPs on all but approximately 600 of the approximately 31,000 non-conforming medium heavy-duty engines we produced. We paid NCPs of $2,485 per engine, or $1.5 million, on the 600 medium heavy-duty engines produced in 2003 in excess of those for which we could use banked credits. We also identified 731 heavy-duty engines built prior to October 1, 2002, that generated banked credits totaling 969 Mg. This is 227 engines and 261 Mg less than had been identified at the end of 2002; the reasons for the reduction are similar to those resulting in the adjustments to medium heavy-duty engines and credits. Banked credits offset the NCPs on approximately 2,000 of the 45,000 non-conforming heavy-duty engines we built during 2003. We paid NCPs of approximately $3,555 per engine, or $153 million on the remaining 43,000 heavy-duty engines produced in 2003 in excess of those for which we could use banked credits.

We began production of medium heavy-duty ACERT engines that were fully-compliant with the EPA emissions standards in early 2003, and in mid-2003 began producing fully-compliant heavy-duty ACERT engines. During 2003, Caterpillar received certification from the EPA for its C7 and C9 medium heavy-duty ACERT engines and its C11, C13 and C15 heavy-duty ACERT engines. By the end of 2003 Caterpillar was producing all of these engine models, and as a result, does not expect to pay NCPs on engines built during 2004.

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

  The results from the emissions tests are submitted to the EPA in a certification application as proof that the engine meets the requirements along with additional information and a request that a certificate be granted.

  The EPA reviews the application and if all the regulatory requirements are met, a certificate is issued.

  If the engine exceeds the standard, the EPA issues a certificate for either a banked or an NCP engine. The NCP engine certificate requires Production Compliance Auditing (PCA) testing.

After receipt of the EPA certificate, manufacturing and shipment of the certified engines can begin. Each engine is labeled to indicate that it is certified.

Our expense for NCPs was $40 million in 2002 and $153 million in 2003. NCP expense recorded in 2002 was based on our engineering estimates at that time of the expected results of EPA emissions testing that began and was completed in 2003. NCP expense recorded in 2003 reflects the results of the completed tests, including a reduction of approximately 3 percent to the NCP expense recorded for 2002. During the fourth quarter of 2003, we re-tested one configuration of our heavy-duty bridge engine models, averaging the results with an earlier test. Our 2003 NCP expense includes a $10 million fourth quarter benefit from the re-test related to all bridge engines of that configuration produced since October 2002, including $1.3 million for engines produced in the fourth quarter of 2002 and $7.4 million for engines produced during the first three quarters of 2003. For 2002, we paid NCPs on approximately 6,200 heavy-duty units and 7,200 medium heavy-duty units, and for 2003 we paid NCPs on approximately 43,000 heavy-duty units and 600 medium heavy-duty units.

Aside from $142 million in customary research and development expenses, emissions standard changes negatively impacted our 2002 financial results by $24 million ($17 million after tax) as NCPs ($40 million pre-tax), product cost increases and ramp-up production costs ($4 million pre-tax) were partially offset by price increases for these engines
($20 million pre-tax). NCPs were deposited in an escrow account prior to completion of emissions testing for each engine model throughout 2003, and were paid to the EPA, either from the escrow account or directly, after completion of testing of a particular model. On January 30, 2004, Caterpillar paid NCPs to the EPA for engines built during the fourth quarter of 2003, ending its payments to the EPA for NCPs for engines built during 2002 and 2003. NCP expense for 2003 reflects this payment.

The following table reflects the 2002 impact of the emission standard changes:

2002 (millions of dollars)
Price (Engines sold x bridge price increase)	$20
Incremental costs (Cost of additional materials and production costs)	(4)
NCPs (Engines sold x projected NCP per engine)	(40)

Net effect pre-tax	$(24)
Tax	7

Net effect after tax	$(17)

Aside from $115 million in customary research and development expenses, emissions standard changes negatively impacted our 2003 financial results by $46 million ($34 million after-tax). The net unfavorable impact of emission standard changes was greater in 2003 than in 2002 as significantly higher NCPs (approximately $153 million pre-tax), product cost increases and ramp-up production costs (approximately $84 million pre-tax), were partially offset by price increases for bridge and ACERT engines (approximately $191 million pre-tax). The following table reflects the 2003 impact of the emission standard changes:

2003 (millions of dollars)
Price (Engines sold x bridge or ACERT price increase)	$191
Incremental costs (Cost of additional materials and production costs)	(84)
NCPs (Engines sold x NCP per engine - banked credits)	(153)

Net effect pre-tax	$(46)
Tax	12

Net effect after tax	$(34)

In addition to the above, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects is $29 million, of which $10 million was made in 2002 and $19 million in 2003. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

NCPs were approximately $3,500 per heavy-duty engine subject to NCPs, based on the results of the completed EPA testing. Our net price increase for heavy-duty bridge engines was successfully implemented on October 1, 2002; this increase was competitive with price increases implemented by other engine manufacturers on that date. With the introduction of ACERT engines in 2003, we implemented an additional price increase to truck manufacturers that purchase our heavy-duty engines, and on January 1, 2004, we implemented a price increase for medium heavy-duty ACERT engines. These increases are based on the additional value that we expect truck owners to receive from ACERT engines compared to engines of our competitors as a result of better fuel economy, less maintenance and greater durability. The ultimate net price increase we are able to achieve for our ACERT engines in the future is dependent upon marketplace acceptance of these engines versus competitive alternatives.

Available Information
 The company files electronically with the Securities and Exchange Commission required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities and Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary. The public may read and copy any materials the company has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC are available free of charge through our Internet site (www.CAT.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, our board's Guidelines on Corporate Governance Issues, and other corporate governance information are available on our Internet site (www.CAT.com/governance). Additional company information may be obtained as follows:

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

Item 1A. Executive Officers of the Registrant as of December 31, 2003 (except as otherwise noted)
Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
Glen A. Barton (64)	Chairman and Chief Executive Officer (1999)[1]	Group President (1990-1998)
James W. Owens (57)	Chairman and Chief Executive Officer (2004) [2]	Group President (1995-2003) Vice Chairman (2003-2004)
Vito H. Baumgartner (63)	Group President (2000)[1]	Chairman, Caterpillar Overseas S.A. (1990-2004) Vice President (1990-2000)
Douglas R. Oberhelman (50)	Group President (2001)	Vice President (1995-2001)
Gerald L. Shaheen (59)	Group President (1998)
Richard L. Thompson (64)	Group President (1995)
Gérard R. Vittecoq (55)	Group President (2004)[3]	Managing Director, Caterpillar Belgium S.A. (1998-2000) Vice President (2000-2004)
Steven H. Wunning (52)	Group President (2004)[3]	Vice President (1998-2004)
Ali M. Bahaj (50)	Vice President (2002)	Director, Division Services, Engine Products Division (1998-2001) Director, Business Development & Consulting Services (2001-2002)
Sidney C. Banwart (58)	Vice President (1998)	Chief Information Officer (2001- present)
Michael J. Baunton (52)	Vice President (1998)	President, Perkins Engine Company Limited (1998 - 01/2004)
James S. Beard (62)	Vice President (1990)	President, Director and Principal Executive Officer, Caterpillar Financial Services Corporation (1987-present)
Mary H. Bell (43)	Vice President (2004)[3]

  Service Support Department Manager, Parts & Service Support Division (1999-2000)

  Service Support Department Manager, Product Support Division (2000)

  Dealer Capability Department Manager, Product Support Division (2000-2002)

  Cat Distribution Services General Manager, Logistics Division (2002-2003)

Richard A. Benson (60)	Vice President (1989)
James B. Buda (56)	Vice President, General Counsel and Secretary (2001)	Associate General Counsel (1996-1999) Associate General Counsel, UK (1999-2001)
Rodney L. Bussell (57)	Vice President (2001)	General Manager, Large Engine Products & Fuel Systems Division (1998-2001)
Thomas A. Gales (55)	Vice President (2000)	Managing Director, Caterpillar France, S.A. (1998-2000)
Stephen A. Gosselin (46)	Vice President (2002)	Regional Engine Manager, Engine Products Division (1998-1999) North American Distribution Manager, Engine Products Division (1999-2000) Regional Manager, North American Commercial Division (2000-2002)
Hans A. Haefeli (45)	Vice President (2004)[3]

  Director & General Manager, Perkins Engines Peterborough Limited
  (1998-1999)

  Managing Director Product Supply, Perkins Engines Company Limited (1999-2002)

  Managing Director, Compact Power Systems Division (2001-2002)

  General Manager, Building Construction Products Division (2002-2003)

  President, Perkins Engine Company Limited (01/2004 to present)

Page 11
Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years other than Caterpillar Inc. position currently held
Donald M. Ings (55)	Vice President (1993)
Richard P. Lavin (51)	Vice President (2001)	Director, Corporate Human Relations (1998-1999) Director, Compensation & Benefits (1999-2001)
Stuart L. Levenick (50)	Vice President (2000)	General Manager, Commonwealth of Independent States (1998-2000) Chairman, Shin Caterpillar Mitsubishi Ltd. (2000 - present)
Robert R. Macier (55)	Vice President (1998)	President, Solar Turbines Incorporated (2002-present)
F. Lynn McPheeters (61)	Vice President and Chief Financial Officer (1998)
Daniel M. Murphy (56)	Vice President (1996)
Gerald Palmer (58)	Vice President (1992)
James J. Parker (53)	Vice President (2001)	Director, Electric Power (1998-2001)
Mark R. Pflederer (47)	Vice President (2004)[3]

  Engineering Manager, Building Construction Products Division (1996-1999)

  Electronics & Electrical Business Unit Manager, Control Systems Products Division (1999-2001)

  Electronics & Electrical Business Unit Manager, Component Products & Control Systems Division (2001-2003)

Edward J. Rapp (46)	Vice President (2000)	Regional Manager, Caterpillar Overseas S.A. (1998-2000)
Christiano V. Schena (54)	Vice President (2002)

  Managing Director, Caterpillar Brasil Ltda. (1996-2000)

  Managing Director, Caterpillar France S.A. (2000)

  General Manager, EAME Product Development Division (2000-2002)

  Managing Director, Building Construction Products Europe (2002)

William F. Springer (52)	Vice President (2002)	President, Caterpillar Logistics (1998-2002)
Gary A. Stroup (54)	Vice President (1992)	President, Solar Turbines Incorporated (1998-2002)
Sherril K. West (56)	Vice President (1995)[1]
Donald G. Western (55)	Vice President (1995)
David B. Burritt (48)	Controller (2002)

  Director, Strategy & Planning, Caterpillar Overseas S.A. (1998-1999)

  General Manager, Strategic & Business Services - Europe, Caterpillar Overseas S.A. (1999-2001)

  Corporate 6 Sigma Champion (2001-2002)

Kevin E. Colgan (51)	Treasurer (2001)	Vice President, Caterpillar Financial Services Corporation (1997-2001)
1 Retired effective January 31, 2004.
2 Effective January 31, 2004.
3 Effective January 1, 2004.

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

Plant Closings
 Information about charges relating to plant closings appears in Note 23 on page A-31 of the Appendix.

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

Changes in Fixed Assets
During the five years ended December 31, 2003, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

						Disposals	Net Increase
	Expenditures		Acquisitions		Provision for	and Other	(Decrease)
Year	U.S.	Outside U.S.	U.S.	Outside U.S.	Depreciation	Adjustments	During Period

1999	$950	$453	$3	$103	$(888)	$(196)	$425
2000	$1,067	$526	$0	$9	$(969)	$(62)	$571
2001	$1,345	$623	$2	$32	$(1,070)	$(280)	$652
2002	$1,030	$743	$15	$0	$(1,199)	$(146)	$443
2003	$1,000	$765	$0	$0	$(1,332)	$(189)	$244

At December 31, 2003, the net book value of properties located outside the United States represented about 40.7 percent of the net book value of all properties reflected in our consolidated financial position. Additional information about our investment in property, plant, and equipment appears in Note 1F on page A-9 and Note 7 on page A-15 of the Appendix.

Technical Center, Training Centers, Demonstration Areas, and Proving Grounds
 We own a Technical Center located in Mossville, Illinois, and various other training centers, demonstration areas, and proving grounds located both inside and outside the United States.

Manufacturing, Remanufacturing, and Overhaul
 Manufacturing, remanufacturing, and overhaul of our products are conducted at the following locations. These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing products.

Manufacturing

Inside the U.S.	Kansas	Tennessee	France	Mexico
California	* Wamego	* Dyersburg	* Arras	* Monterrey
* Gardena	Kentucky	* Rockwood	* Grenoble	* Reynosa
* San Diego	* Danville	Texas	* Rantigny	* Saltillo
Florida	Michigan	* Houston	Germany	* Tijuana
* Jacksonville	* Menominee	* Waco	* Kiel	* Torreon
Georgia	* Mt. Clemens	Outside the U.S.	* Rostock	The Netherlands
* Alphretta	Minnesota	Australia	Hungary	& s'-Hertogenbosch
* Griffin	* Grand Rapids[1]	* Burnie	* Gödöllö	Northern Ireland
* Jefferson	* Minneapolis	* Melbourne	India	* Larne
* LaGrange	* New Ulm	Belgium	* Bangalore[2]	* Monkstown
* Toccoa	Mississippi	* Gosselies	* Pondicherry	* Springvale
* Thomasville	* Oxford	Brazil	* Thiruvallur	Peoples Republic
Illinois	Missouri	* Curitiba	Indonesia	of China
* Aurora	* Boonville	* Piracicaba	* Jakarta	* Erliban[1]
* Champaign[1]	* West Plains	Canada	Italy	* Shunde[1]
* Decatur	North Carolina	* Laval	* Anagni[1]	* Tianjin[2]
* Dixon	* Clayton	* Montreal	* Bazzano	* Xuzhou[2]
* East Peoria	* Franklin	England	* Fano	Poland
* Joliet	* Morganton	* Barwell	* Frosinone[1]	* Janow Lubelski
* Mapleton	* Sanford	* Leicester	* Jesi	Russia
* Mossville	Ohio	* Peterborough	* Marignano	* Tosno
* Peoria	* Dayton[1]	* Peterlee	* Milan[1]	South Africa
* Pontiac	* Marion	* Skinningrove	* Minerbio	* Boksburg
* Sterling	South Carolina	* Stafford	Japan	Sweden
* Woodridge[1]	* Greenville	* Stockton	* Akashi[1]	* Söderhamn
Indiana	* Sumter	* Wimborne	* Sagamihara[1]
* Lafayette		* Wolverhampton
1 Facility of affiliated company (50% or less owned) 2 Facility of partially owned subsidiary (more than 50%, less than 100%)

Remanufacturing and Overhaul

Inside the U.S.	Outside the U.S.
Mississippi	Australia	England	Malaysia	Nigeria
* Corinth	* Melbourne	* Shrewsbury	* Kuala Lumpur	* Port Harcourt
* Prentiss County	Belgium	Indonesia	Mexico
Texas	* Gosselies	* Bandung	* Nuevo Laredo
* De Soto	Canada	Ireland	* Tijuana
* Mabank	* Edmonton	* Dublin	* Veracruz

Item 3. Legal Proceedings.

The company is a party to litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on our consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 (whole dollars) less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. At December 31, 2003, the past due receivable from Navistar regarding the foregoing was $132 million. The pending complaint also has claims alleging that Franklin Power Products, Inc., Newstream Enterprises, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream. At December 31, 2003, the past due receivables for the foregoing totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On May 7, 2002, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois, that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its fourth amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002, and claims that Caterpillar made certain fraudulent misrepresentations with respect to the availability of engines during this time period. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has been effectively terminated. Caterpillar denies International's claims and will vigorously contest them. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar after a reasonable period. Caterpillar anticipates that a trial currently scheduled for the third quarter of 2004 will address all remaining issues in this matter. This matter is not related to the breach of contract action brought by Caterpillar against Navistar currently pending in the Circuit Court of Peoria County, Illinois.

On August 30, 2002, a World Trade Organization (WTO) arbitration panel determined that the European Union (EU) may impose up to $4.04 billion per year in retaliatory tariffs if the U.S. tax code is not brought into compliance with an August 2001 WTO decision that found the extraterritorial tax (ETI) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. Since August 2002, the EU has developed a list of U.S. origin products on which the EU could impose tariffs as high as 100 percent of the value of the product. Negotiations among EU Member States, the European Commission, and the private sector over which products would be listed were intense. The EU finalized the list in December 2003 and stated that in March 2004 it will begin imposing retaliatory tariffs of 5 percent on certain U.S. origin goods. If imposed, the tariffs would increase 1 percentage point per month to a maximum of 17 percent after one year. The gradual increase in tariffs is designed to place increasing pressure on the U.S. government to bring its tax laws into compliance with its WTO obligations. Given the makeup of the final retaliation list, some Caterpillar parts and components will be subjected to these additional tariffs. Based on what we know today, we do not believe these tariffs will materially impact our financial results. The company has production facilities in the EU, Russia, Asia, and South America that would not be affected by a retaliatory tariff aimed at U.S. origin products. When the EU implements its proposed tariffs, increased pressure will be placed on Congress to repeal ETI, possibly during the current session. It is not possible to predict how the U.S. legislative process will affect the company's 2004 income tax liability, but based on what we know today, we do not believe the impact, if any, will be material.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by Item 5 is incorporated by reference from "Price Ranges" and "Number of Stockholders" on page A-55 and from "Dividends declared per share of common stock" on page A-45 of the Appendix.

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1-31, 2003	0	n/a	n/a	27,912,802	[1]
November 1-30, 2003	3,700,000	$72.94	3,700,000	24,774,885	[1]
December 1-31, 2003	1,750,000	$77.04	1,750,000	23,762,040	[1]

Total	5,450,000	$74.26	5,450,000

1 On October 8, 2003, the board of directors approved an extension of the share repurchase program (through October 2008) with the goal of reducing the company's outstanding shares to 320,000,000. Amount represents the shares outstanding at the end of the period less 320,000,000.

Non-U.S. Employee Stock Purchase Plans
 We have 27 employee stock purchase plans administered outside the United States for our foreign employees. As of December 31, 2003, those plans had approximately 8,160 participants in the aggregate. During the fourth quarter of 2003, a total of 71,390 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Selected Financial Data.

Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" on page A-32, "Committed funds" on page A-44, and "Supplemental consolidating data" on pages A-51 through A-53 of the Appendix.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated by reference from pages A-33 to A-54 of the Appendix.

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

World Economic Factors
 A worldwide economic recovery is now underway and further strengthening should occur this year. Economic growth is expected to exceed 3.5 percent in 2004, or about 1 percentage point more than in 2003. Low interest rates initiated economic recoveries and low inflation rates likely will encourage central bankers to be cautious about implementing any interest rate hikes. If, however, central bankers decide to raise interest rates significantly, the recovery would be less robust than assumed, likely weakening machinery and engine sales.

The U.S. economy ended 2003 on a strong note and the continuation of low interest rates in 2004 should ensure a very good year for the economy. We project U.S. growth of at least 4.5 percent and the Canadian economy should rebound from 2003's slowdown, growing more than 3 percent in 2004. This environment should allow the recovery in Machinery and Engines sales that developed last year to strengthen further this year. Low interest rates, the tax cuts and the favorable impact of a weaker dollar have all helped the economy and our sales. Should any of these factors change substantially, such as a significant increase in interest rates, both economic growth and our sales probably would be weaker than assumed.

European economies recovered slowly in the last half of 2003 and current low interest rates should allow further strengthening this year. We expect the European economies will grow 2 percent in 2004, fast enough to allow some improvement in construction activity. Favorable energy prices, plus much higher commodity prices, will promote another year of good economic growth in both Africa/Middle East and the CIS. As a result, we project some improvement in EAME sales in 2004. However, the European recovery is fragile and developments such as a much stronger euro or modest interest rate hikes could cause economic growth to falter. In that case, the modest recovery in sales would be in jeopardy.

The Japanese economy has grown for seven consecutive quarters and our outlook assumes that measures employed by the Bank of Japan - zero interest rates, the maintenance of high levels of reserves in the banking system and the purchase of long-term government bonds - will allow this recovery to strengthen. We project economic growth of 3 percent in 2004, up more than 1/2 percentage point from 2003 and the best year since 1996. The economy remains vulnerable to any tightening in financial conditions and should that occur, the recovery could stall. Slower economic growth would further reduce our sales in that country and could have a negative impact on other economies, particularly those in the region.

Our outlook assumes that the Asia/Pacific region will again lead the world in economic growth, improving to over 6 percent growth in 2004. We expect China's booming economy will slow a bit in response to modest tightening in economic policies, but better growth in most other countries will more than pick up the slack. Strong domestic economies and low local interest rates will boost construction and the region's sizeable mining sector will benefit from higher prices. The principal risks that could disrupt economic growth and our sales are significant policy tightening in China and intensified trade frictions that slow exports from the region.

We expect Latin American economic growth to improve to about 3.5 percent in 2004, much better than the 1.5 percent rate experienced in 2003. We expect that the region will benefit from the worldwide economic recovery, reductions in local interest rates and a rebound in foreign direct investment inflows. Better economic growth should boost our sales; however, should the economic recovery not materialize as expected, our sales could continue to decline.

Commodity Prices
 Commodities represent a significant sales opportunity, with prices and production as key drivers. Prices have improved sharply over production the past year and our outlook assumes continued growth in the world economy will cause metals prices to increase further in 2004. Any unexpected weakening in world industrial production, however, could cause prices to drop sharply to the detriment of our results.

While coals stocks are high and prices have been soft, our outlook assumes production and prices will improve in 2004. If coal production and prices do not improve, our results could be negatively affected.

Oil and natural gas prices have continued fairly high into 2004 due to strong demand and tight inventories. Our outlook assumes that increased production will ease shortages in both oil and natural gas, allowing prices to ease some. We do not yet view higher energy prices as a threat to economies since it is strong demand that is boosting prices. However, should significant supply cuts occur, such as from OPEC production cuts or political unrest in a major producing country, the resulting price spikes likely would slow economies, potentially with a depressing impact on our sales.

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

While economic data are looking more favorable, central banks in most developed countries are still holding interest rates steady. Two (Reserve Bank of Australia and Bank of England) have implemented modest interest rate increases. Our outlook assumes that central banks will take great care to ensure that economic recoveries continue and that interest rates will remain low throughout 2004. Should central banks raise interest rates too aggressively, both economic growth and our sales could suffer.

Budget deficits in many countries have increased, which has limited the ability of governments to boost economies with tax cuts and more spending. Our outlook assumes that governments will not aggressively raise taxes and slash spending to deal with their budget imbalances. Such actions could disrupt growth and negatively affect sales to public construction.

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

The stronger euro had a favorable impact on translating European sales into U. S. dollars for the full year. The outlook assumes similar benefits in the future. Should the euro collapse, our results could be negatively impacted.

Dealer Practices
 The company sells primarily through an independent dealer network. Dealers carry inventories of both new and rental equipment and adjust those inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively. The current outlook assumes dealers will reduce inventories slightly in 2004; more drastic reductions would adversely affect sales.

Other Factors
 The rate of infrastructure spending, housing starts, commercial construction and mining play a significant role in the company's results. Our products are an integral component of these activities and as these activities increase or decrease in the United States or abroad, demand for our products may be significantly impacted.

The U.S. government is under pressure by the World Trade Organization to repeal extraterritorial (ETI) income tax benefits. Our outlook assumes that if ETI is repealed, we will not be materially impacted in 2004 due to the transition relief currently included in all bills under consideration by Congress.

Pursuant to a Consent Decree Caterpillar entered into with the EPA, the company was required to meet certain emission standards by October 2002. The Consent Decree provided for the possibility that diesel engine manufacturers may not be able to meet these standards exactly on that date, and allows companies to continue selling non-compliant engines if they pay NCPs on those engines. The company began shipping lower emission on-highway engines in October 2002 as a "bridge" until the fully compliant ACERT engines were introduced in 2003. These "bridge" engines required the payment of NCPs. At year-end 2003, Caterpillar was in production of all models of its medium heavy-duty and heavy-duty compliant ACERT engines. Therefore, our outlook for 2004 assumes that we will not pay NCPs beyond 2003.

Our outlook is also subject to assumptions regarding price increases and sales volumes. Our net price increase for heavy-duty on-highway bridge engines was successfully implemented on October 1, 2002; this increase was competitive with price increases implemented by other engine manufacturers on that date. We implemented an additional price increase in 2003 to truck manufacturers that purchase our heavy-duty ACERT engines and implemented a price increase on January 1, 2004, for medium heavy-duty ACERT engines. These increases are based on the additional value that we expect truck owners to receive from ACERT engines compared to our competitors as a result of better fuel economy, less maintenance and greater durability. The ultimate net price increase we are able to achieve for our ACERT engines is dependent upon marketplace acceptance of these engines versus competitive alternatives. While we estimate volume to the best of our ability, industry volume is an issue out of our control. If our assumptions regarding NCPs, market acceptance of the price increases and/or engine volume are not realized, company performance could be negatively impacted.

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

Inherent in the operation of the Financial Products Division is the credit risk associated with its customers. The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events, and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our match funding policy manages interest rate risk by matching the interest rate profile (fixed rate or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio within certain parameters. To achieve our match funding objectives, we issue debt with similar interest rate profile to our receivables and also use interest rate swap agreements to manage our interest rate risk exposure to interest rate changes and in some cases to lower our cost of borrowed funds. If interest rates move upward more sharply than anticipated, our financial results could be negatively impacted. With respect to our insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of our investment portfolio, thus requiring a negative adjustment to earnings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 under "Impairment of available-for-sale securities" on pages A-9 and A-10, Note 2 on pages A-11 and A-12, Note 17 on page A-22 and Note 18 on pages A-22 and A-23 of the Appendix. Other information required by Item 7A is incorporated by reference from page A-50 of the Appendix under "Sensitivity."

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the Report of Independent Auditors on page A-3 and from the Financial Statements and Notes to Consolidated Financial Statements on pages A-4 through A-31 (or A-32 if 5 year summary included) of the Appendix. Other information required by Item 8 is included in "Computation of Ratios of Profit to Fixed Charges" filed as Exhibit 12 to this Form 10-K.

Item 9A. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there have been no significant changes in the company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal controls over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Identification of Directors and Business Experience

Information required by this Item is incorporated by reference from "Directors Up For Election This Year for Terms Expiring in 2007," "Directors Remaining in Office Until 2006," and "Directors Remaining in Office Until 2005" on pages 3 and 4 of the Proxy Statement.

Identification of Executive Officers and Business Experience
 Information required by this Item appears in Item 1A of this Form 10-K.

Family Relationships
 There are no family relationships between the officers and directors of the company. All officers serve at the pleasure of the board of directors and are regularly elected at a meeting of the board in April of each year.

Legal Proceedings
 Information required by this Item is incorporated by reference from "Legal Proceedings" on page 8 of the Proxy Statement.

Identification of Audit Committee
 Information required by this Item is incorporated by reference from "Board Meetings and Committees" on pages 5 through 7 of the Proxy Statement.

Audit Committee Financial Expert
 Information required by this Item is incorporated by reference from "Board Meetings and Committees" on pages 5 through 7 of the Proxy Statement.

Shareholder Recommendation of Board Nominees
 Information required by this Item is incorporated by reference from "Governance Committee Report" on pages 11 and 12 of the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act
 Information required by this Item relating to compliance with Section 16(a) of the Securities Exchange Act is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" on page 38 of the Proxy Statement.

Code of Ethics
 Our Code of Worldwide Business Conduct, first published in 1974 and last amended in 2000, sets a high standard for honesty and ethical behavior by every employee, including the principal executive officer, principal financial officer, and principal accounting officer/controller. The Code is posted on our website at www.CAT.com under About CAT - Company Information and is filed as Exhibit 14 to this Form 10-K. To obtain a copy of the Code at no charge, submit a written request to the Company Secretary at 100 NE Adams Street, Peoria, Illinois 61629-7310.  We will post on our website any required amendments to or waivers granted under our Code pursuant  to SEC or New York Stock Exchange disclosure rules.

Item 11. Executive Compensation.

Information required by this item is incorporated by reference from "Director Compensation" on page 7, "Performance Graph" on page 14, "Compensation Committee Report on Executive Officer and Chief Executive Officer Compensation" on pages 15 through 23, and "Executive Compensation Tables" on pages 24 through 26 of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference from "Caterpillar Stock Owned by Officers and Directors (as of December 31, 2003)" on page 13 and "Persons Owning More than Five Percent of Caterpillar Stock (as of December 31, 2003)" on page 14 of the Proxy Statement.

Information required by this item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information (as of December 31, 2003)
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	39,735,411	51.38	2,460,249
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	39,735,411	51.38	2,460,249

Item 13. Certain Relationships and Related Transactions.

Information required by this item is incorporated by reference from "Certain Related Transactions" on page 8 of the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from "Audit Committee Report" on pages 8 through 10 and "Audit Fees" on page 11 of the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)	The following documents are incorporated by reference from the indicated pages of the Appendix:
	1.	Financial Statements:

  Report of Independent Auditors (A-3)
  Statement 1 - Results of Operations (A-4)
  Statement 2 - Changes in Consolidated Stockholders' Equity (A-5)
  Statement 3 - Financial Position (A-6)
  Statement 4 - Statement of Cash Flow (A-7)
  Notes to Consolidated Financial Statements (A-8 through A-31)

	2.	Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto incorporated by reference from the Appendix.
(b)	There were 4 reports (dated October 8, October 16, December 10, and December 11, 2003) filed on Form 8-K pursuant to Item 5 and 1 report (dated October 16, 2003) filed on Form 8-K pursuant to Item 12 during the last quarter of 2003. Four additional reports (dated January 27, February 12, and two dated March 2, 2004) were filed on Form 8-K pursuant to Item 5 and one additional report (dated January 27, 2004) was filed on Form 8-K pursuant to Item 12. No financial statements were filed as part of those reports.

Page 22
(c)	Exhibits:
	3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
	3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 2 to Form 8-A filed December 11, 1996).
	3.3	Bylaws, amended and restated as of December 10, 2003.
4

Third Amended and Restated Rights Agreement dated as of June 12, 2003, between Caterpillar Inc. and Mellon Investor Services LLC (incorporated by reference from Exhibit 4 to Form 10-K/A for 2002 filed July 17, 2003).

	10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of April 10, 2002 (incorporated by reference from Exhibit 10.1 to Form 10K for 2002 filed March 31, 2003).
10.2

Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement, amended and restated as of December 31, 2000 (incorporated by reference from Exhibit 10.2 to Form 10-K for 2002 filed March 31, 2003). **

	10.3	Supplemental Pension Benefit Plan, as amended and restated (incorporated by reference from Exhibit 10.3 to the Form 10-K for the year ended December 31, 1999).
	10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to Form 10-K for 2002 filed March 31, 2003).**
	10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to Form 10-K for 2002 filed March 31, 2003).**
	10.6	Directors' Deferred Compensation Plan, as amended and restated through April 12, 1999 (incorporated by reference from Exhibit 10.6 to the 1999 Form 10-K).**
	10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).**
	10.8	Deferred Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.8 to Form 10-K for 2002 filed March 31, 2003).**
	11	Computations of Earnings per Share (incorporated by reference from Note 16 on page A-21 of the Appendix).
	12	Computation of Ratios of Earnings to Fixed Charges.
	13	Annual Report to Security Holders attached as an Appendix to the company's 2004 Annual Meeting Proxy Statement.
	14	Caterpillar Code of Worldwide Business Conduct.
	21	Subsidiaries and Affiliates of the Registrant.
	23	Consent of Independent Auditors.
	31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Form 11-K for Caterpillar Foreign Service Employees' Stock Purchase Plan.

** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.
Page 23
Form 10-K SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
March 9, 2004	By:	/s/ James B. Buda
James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

March 9, 2004	/s/ James W. Owens	Chairman of the Board, Director and Chief Executive Officer
(James W. Owens)
March 9, 2004	/s/ Douglas R. Oberhelman	Group President
(Douglas R. Oberhelman)
March 9 , 2004	/s/ Gerald L. Shaheen	Group President
(Gerald L. Shaheen)
March 9 , 2004	/s/ Richard L. Thompson	Group President
(Richard L. Thompson)
March 9 , 2004	/s/ Gerard R. Vittecoq	Group President
(Gerard R. Vittecoq)
March 9 , 2004	/s/ Steven H. Wunning	Group President
(Steven H. Wunning)
March 9 , 2004	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)
March 9 , 2004	/s/ David B. Burritt	Controller and Chief Accounting Officer
(David B. Burritt)

March 9 , 2004	/s/ W. Frank Blount	Director
(W. Frank Blount)
March 9 , 2004	/s/ John R. Brazil	Director
(John R. Brazil)
March 9 , 2004	/s/ John T. Dillon	Director
(John T. Dillon)
March 9 , 2004	/s/ Eugene V. Fife	Director
(Eugene V. Fife)
March 9 , 2004	/s/ Gail D. Fosler	Director
(Gail D. Fosler)
March 9 , 2004	/s/ Juan Gallardo	Director
(Juan Gallardo)
March 9 , 2004	/s/ David R. Goode	Director
(David R. Goode)
March 9 , 2004	/s/ Peter A. Magowan	Director
(Peter A. Magowan)
March 9 , 2004	/s/ William A. Osborn	Director
(William A. Osborn)
March 9 , 2004	/s/ Gordon R. Parker	Director
(Gordon R. Parker)
March 9 , 2004	/s/ Charles D. Powell	Director
(Charles D. Powell)
March 9 , 2004	/s/ Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)
March 9 , 2004	/s/ Joshua I. Smith	Director
(Joshua I. Smith)