Form 10-K/A
period 2003-12-31
CATERPILLAR INC
filed 2004-05-28
CIK 18230

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

2003 Form 10-K/A
Page 1

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

Yes [ X ]  No  [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 31, 2003, there were 343,762,040 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $ 28,128,435,330.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [ X ]  No  [    ]

Documents Incorporated by Reference

None

Explanatory Note: On March 10, 2004 the registrant filed its Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2003. The registrant hereby amends its' Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 to add an 11-K filing for the Company's Employees' Investment Plan (Exhibit 99.2).  The certifications required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002 are also provided.

2003 Form 10-K/A
Page 2

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(c)
   Exhibits:

31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Form 11-K for Employees' Investment Plan.

2003 Form 10-K/A
Page 3

Form 10-K/A SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
May 27, 2004	By:	/s/James B. Buda

James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

May 27, 2004	/s/James W. Owens	Chairman of the Board, Director and Chief Executive Officer

(James W. Owens)
May 27, 2004	/s/Douglas R. Oberhelman	Group President

(Douglas R. Oberhelman)
May 27, 2004	/s/Gerald L. Shaheen	Group President

(Gerald L. Shaheen)
May 27, 2004	/s/Richard L. Thompson	Group President

(Richard L. Thompson)
May 27, 2004	/s/Gerard V. Vittecoq	Group President

(Gerard R. Vittecoq)
May 27, 2004	/s/Steven H. Wunning	Group President

(Steven H. Wunning)
May 27, 2004	/s/F. Lynn McPheeters	Vice President and Chief Financial Officer

(F. Lynn McPheeters)
May 27, 2004	/s/David B. Burritt	Controller and Chief Accounting Officer

(David B. Burritt)
2003 Form 10-K/A
Page 4

/s/W. Frank Blount
May 27, 2004	(W. Frank Blount)	Director

May 27, 2004	/s/John R. Brazil	Director
(John R. Brazil)

May 27, 2004	/s/John T. Dillon	Director

(John T. Dillon)
May 27, 2004	/s/Eugene V. Fife	Director

(Eugene V. Fife)
May 27, 2004	/s/Gail D. Fosler	Director

(Gail D. Fosler)
May 27, 2004	/s/Juan Gallardo	Director

(Juan Gallardo)
May 27, 2004	/s/David R. Goode	Director

(David R. Goode)
May 27, 2004	/s/Peter A. Magowan	Director

(Peter A. Magowan)
May 27, 2004	/s/William A. Osborn	Director

(William A. Osborn)
May 27, 2004	/s/Gordon R. Parker	Director

(Gordon R. Parker)
May 27, 2004	/s/Charles D. Powell	Director

(Charles D. Powell)
May 27, 2004	/s/Edward B. Rust, Jr.	Director

(Edward B. Rust, Jr.)
May 27, 2004	/s/Joshua I. Smith	Director

(Joshua I. Smith)

2003 Form 10-K/A
Page 5