Form 10-K/A
period 2003-12-31
CATERPILLAR INC
filed 2004-06-28
CIK 18230

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [ X ] No [    ]

Documents Incorporated by Reference
None

Explanatory Note: On March 10, 2004 the registrant filed its Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2003. On May 28, 2004, the registrant amended its' 2003 Form 10-K to add an 11-K filing for the Company's Employees' Investment Plan (Exhibit 99.2). The registrant hereby further amends its' Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 to amend the 11-K filing for the Company's Employees' Investment Plan (Exhibit 99.2) and to add 11-K filings for the Company's Savings and Investment Plan (Exhibit 99.3), Tax Deferred Savings Plan (Exhibit 99.4), and 401(k) Plan (Exhibit 99.5). The certifications required by Sections 302 (Exhibits 31.1 and 31.2) and 960 (Exhibit 32) of the Sarbanes-Oxley Act of 2002 are also provided.

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

	99.2	Form 11-K/A for Employees' Investment Plan for plan year ended November 30, 2003.
	99.3	Form 11-K for Savings and Investment Plan for plan year ended December 31, 2003.
	99.4	Form 11-K for Tax Deferred Savings Plan for plan year ended December 31, 2003.
	99.5	Form 11-K for 401(k) Plan for plan year ended December 31, 2003.

Page 3

Form 10-K/A SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
June 24, 2004	By:	/s/James B. Buda
James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

June 24, 2004	/s/James W. Owens	Chairman of the Board, Director and Chief Executive Officer

June 24, 2004	/s/Douglas R. Oberhelman	Group President

June 24, 2004	/s/Gerald L. Shaheen	Group President

June 24, 2004	/s/Richard L. Thompson	Group President

June 24, 2004	/s/Gerard R. Vittecoq	Group President

June 24, 2004	/s/Steven H. Wunning	Group President

June 24, 2004	/s/F. Lynn McPheeters	Vice President and Chief Financial Officer

June 24, 2004	/s/David B. Burritt	Controller and Chief Accounting Officer

Page 4

June 24, 2004	/s/W. Frank Blount	Director

June 24, 2004	/s/John R. Brazil	Director

June 24, 2004	/s/John T. Dillon	Director

June 24, 2004	/s/Eugene V. Fife	Director

June 24, 2004	/s/Gail D. Fosler	Director

June 24, 2004	/s/Juan Gallardo	Director

June 24, 2004	/s/David R. Goode	Director

June 24, 2004	/s/Peter A. Magowan	Director

June 24, 2004	/s/William A. Osborn	Director

June 24, 2004	/s/Gordon R. Parker	Director

June 24, 2004	/s/Charles D. Powell	Director

June 24, 2004	/s/Edward B. Rust, Jr.	Director

June 24, 2004	/s/Joshua I. Smith	Director

Page 5