Form 10-Q
period 2004-06-30
CATERPILLAR INC
filed 2004-08-09
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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
Registrant's telephone number, including area code: (309) 675-1000
At June 30, 2004, 342,732,170 shares of common stock of the Registrant were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	June 30,
	2004	2003

Sales and revenues:
Sales of Machinery and Engines	$7,100	$5,501
Revenues of Financial Products	464	431

Total sales and revenues	7,564	5,932

Operating costs:
Cost of goods sold	5,550	4,329
Selling, general and administrative expenses	778	604
Research and development expenses	215	169
Interest expense of Financial Products	120	118
Other operating expenses	138	130

Total operating costs	6,801	5,350

Operating profit	763	582

Interest expense excluding Financial Products	59	65
Other income (expense)	43	37

Consolidated profit before taxes	747	554

Provision for income taxes	209	155

Profit of consolidated companies	538	399

Equity in profit (loss) of unconsolidated affiliated companies	14	-

Profit	$552	$399

Profit per common share	$1.61	$1.16

Profit per common share – diluted [1]	$1.55	$1.15

Weighted average common shares outstanding (millions)
- Basic	342.4	344.7
- Diluted [1]	354.8	348.4

Cash dividends declared per common share	$0.78	$0.70

[1] Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Six Months Ended
	June 30,
	2004	2003

Sales and revenues:
Sales of Machinery and Engines	$13,102	$9,925
Revenues of Financial Products	929	828

Total sales and revenues	14,031	10,753

Operating costs:
Cost of goods sold	10,238	7,959
Selling, general and administrative expenses	1,495	1,174
Research and development expenses	447	321
Interest expense of Financial Products	238	238
Other operating expenses	276	257

Total operating costs	12,694	9,949

Operating profit	1,337	804

Interest expense excluding Financial Products	116	131
Other income (expense)	90	55

Consolidated profit before taxes	1,311	728

Provision for income taxes	367	204

Profit of consolidated companies	944	524

Equity in profit (loss) of unconsolidated affiliated companies	20	4

Profit	$964	$528

Profit per common share	$2.81	$1.53

Profit per common share - diluted [1]	$2.71	$1.52

Weighted average common shares outstanding (millions)
- Basic	342.6	344.5
- Diluted [1]	355.2	347.3

Cash dividends declared per common share	$0.78	$0.70

[1] Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Six Months Ended (Unaudited) (Millions of dollars)
	June 30, 2004		June 30, 2003

Common stock:
Balance at beginning of period	$1,059		$1,034
Common shares issued from treasury stock	59		(4)

Balance at end of period	1,118		1,030

Treasury stock:
Balance at beginning of period	(2,914)		(2,669)
Shares issued: 06/30/04 – 2,180,130; 06/30/03 - 793,186	59		24
Shares repurchased: 06/30/04 – 3,210,000	(250)		-

Balance at end of period	(3,105)		(2,645)

Profit employed in the business:
Balance at beginning of period	8,450		7,849
Profit	964	$964	528	$528
Dividends declared	(268)		(241)

Balance at end of period	9,146		8,136

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	348		86
Aggregate adjustment for period	(21)	(21)	124	124

Balance at end of period	327		210

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 06/30/04-$460; 06/30/03-$383)	(934)		(771)
Aggregate adjustment for period	-	-	-	-

Balance at end of period (net of tax of: 06/30/04-$460; 06/30/03-$383)	(934)		(771)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(48)		(37)
Aggregate adjustment for period	(3)	(3)	(1)	(1)

Balance at end of period	(51)		(38)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 06/30/04-$54; 06/30/03-$5)	104		11
Gains/(losses) deferred during period (net of tax of: 06/30/04-$7; 06/30/03-$10)	12	12	(19)	(19)
(Gains)/losses reclassified to earnings (net of tax of: 06/30/04-$11; 06/30/03-$10)	(15)	(15)	20	20

Balance at end of period (net of tax of: 06/30/04-$50; 06/30/03-$15)	101		12

Available-for-sale securities:
Balance at beginning of period (net of tax of: 06/30/04-$7; 06/30/03-$17)	13		(31)
Gains/(losses) deferred during period (net of tax of: 06/30/04-$3; 06/30/03-$6)	(5)	(5)	11	11
(Gains)/losses reclassified to earnings (net of tax of 06/30/04-$0; 06/30/03-$9)	-	-	16	16

Balance at end of period (net of tax of: 06/30/04-$4; 06/30/03-$2)	8		(4)

Total accumulated other comprehensive income	(549)		(591)

Comprehensive income		$932		$679

Stockholders' equity at end of period	$6,610		$5,930

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Millions of dollars)
	June 30, 2004	December 31, 2003

Assets
Current Assets:
Cash and short-term investments	$467	$342
Receivables - trade and other	3,831	3,666
Receivables - finance	8,401	7,605
Deferred and refundable income taxes	605	707
Prepaid expenses	1,325	1,424
Inventories	4,097	3,047

Total current assets	18,726	16,791

Property, plant and equipment - net	7,140	7,290
Long-term receivables - trade and other	96	82
Long-term receivables - finance	8,010	7,822
Investments in unconsolidated affiliated companies	820	800
Deferred income taxes	532	616
Intangible assets	235	239
Goodwill	1,395	1,398
Other assets	1,764	1,427

Total Assets	$38,718	$36,465

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	205	72
Financial Products	2,489	2,685
Accounts payable	3,664	3,100
Accrued expenses	1,688	1,638
Accrued wages, salaries and employee benefits	1,210	1,802
Dividends payable	141	127
Deferred and current income taxes payable	189	216
Long-term debt due within one year:
Machinery and Engines	6	32
Financial Products	3,733	2,949
Total current liabilities	13,325	12,621

Long-term debt due after one year:
Machinery and Engines	3,644	3,367
Financial Products	11,337	10,711
Liability for post-employment benefits	3,253	3,172
Deferred income taxes and other liabilities	549	516

Total Liabilities	32,108	30,387

Stockholders' Equity
Common stock of $1.00 par
Authorized shares: 900,000,000 Issued shares: (06/30/04 and 12/31/03 - 407,447,312) at paid in amount	1,118	1,059
Treasury stock (06/30/04 – 64,715,142; 12/31/03 - 63,685,272) at cost	(3,105)	(2,914)
Profit employed in the business	9,146	8,450
Accumulated other comprehensive income	(549)	(517)

Total Stockholders' Equity	6,610	6,078

Total Liabilities and Stockholders' Equity	$38,718	$36,465

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Condensed Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Six Months Ended
	June 30,
	2004	2003

Cash flow from operating activities:
Profit	$964	$528
Adjustments for non-cash items:
Depreciation and amortization	703	671
Other	(75)	(46)
Changes in assets and liabilities:
Receivables - trade and other	(323)	(323)
Inventories	(921)	(186)
Accounts payable and accrued expenses	506	233
Other - net	(283)	100

Net cash provided by operating activities	571	977

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(293)	(210)
Expenditures for equipment leased to others	(535)	(550)
Proceeds from disposals of property, plant and equipment	381	314
Additions to finance receivables	(10,802)	(7,875)
Collection of finance receivables	8,292	6,452
Proceeds from the sale of finance receivables	1,181	1,200
Investments and acquisitions (net of cash acquired)	(5)	(12)
Other - net	(110)	(100)

Net cash used for investing activities	(1,891)	(781)

Cash flow from financing activities:
Dividends paid	(254)	(240)
Common stock issued, including treasury shares reissued	107	18
Treasury shares purchased	(250)	-
Proceeds from long-term debt issued	3,322	2,488
Payments on long-term debt	(1,571)	(1,872)
Short-term borrowings – net	45	(622)

Net cash provided by (used for) financing activities	1,399	(228)

Effect of exchange rate changes on cash	46	32

Increase (decrease) in cash and short-term investments	125	-

Cash and short-term investments at beginning of period	342	309

Cash and short-term investments at end of period	$467	$309

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. A. Financial Statement Presentation

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three and six month periods ended June 30, 2004 and 2003, (b) the changes in stockholders' equity for the six-month periods ended June 30, 2004 and 2003, (c) the consolidated financial position at June 30, 2004 and December 31, 2003, and (d) the consolidated statement of cash flow for the six month periods ended June 30, 2004 and 2003, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation. The December 31, 2003 balance sheet data included herein is derived from the audited consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2003.

B. Nature of Operations We operate in three principal lines of business:
(1)  Machinery – A principal line of business which includes the design, manufacture and marketing of construction, mining, and forestry machinery - track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, mining shovels, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders and related parts. Also includes logistics services for other companies.

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

Employee stock options granted in years prior to 2004 vest at the rate of one-third per year over the three year period following the date of grant. On June 8, 2004, approximately 8,900,000 stock options were granted to officers and other key employees. In anticipation of delaying vesting until three years after the grant date for future grants, the 2004 grant will vest on December 31, 2004.

The fair value of the options granted in 2004 was estimated using the binomial option-pricing model. We believe this model more accurately reflects the value of the options than using the Black-Scholes option-pricing model. Previous years grants continue to be valued using the Black-Scholes model.

Pro forma net profit and profit per share using the binomial option-pricing model for the 2004 grant and the Black-Scholes option-pricing model for 2003 and previous grants were:

	Three Months Ended June 30,
(Dollars in millions except per share data)	2004	2003

Profit, as reported	$552	$399
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(14)

Pro forma profit	$524	$385

Profit per share of common stock:
As reported:
Basic	$1.61	$1.16
Diluted	$1.55	$1.15
Pro forma:
Basic	$1.53	$1.12
Diluted	$1.48	$1.11

	Six Months Ended June 30,
(Dollars in millions except per share data)	2004	2003

Profit, as reported	$964	$528
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46)	(31)

Pro forma profit	$918	$497

Profit per share of common stock:
As reported:
Basic	$2.81	$1.53
Diluted	$2.71	$1.52
Pro forma:
Basic	$2.68	$1.44
Diluted	$2.58	$1.43

Pro forma net profit and profit per share for the three and six month periods ending June 30, 2004 using the Black-Scholes option-pricing model would have been:

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in millions except per share data)	2004	2004

Profit, as reported	$552	$964
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34)	(52)

Pro forma profit	$518	$912

Profit per share of common stock:
Pro forma:
Basic	$1.51	$2.66
Diluted	$1.46	$2.57

2. The results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results for the entire year 2004.

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

Pursuant to a consent decree Caterpillar entered with the EPA, the company was required to meet certain emission standards by October 2002. The decree provides that if engine manufacturers were unable to meet the standards at that time, they would be required to pay a Non-Conformance Penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. The company began introduction of fully compliant ACERT engines in 2003 and by the end of 2003 Caterpillar was only producing fully compliant engine models. As a result, NCPs are not payable for any engines built in 2004. The company’s operating profit was favorably impacted in the second quarter 2004 and year to date 2004 by $47 million and $96 million, respectively, due to the absence of NCPs that were recorded in those periods in 2003.

In addition, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects are $31 million, of which $1 million was made in the first six months of 2004. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

We are a party to litigation matters and claims that are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on our consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar’s late payments. At June 30, 2004, the past due receivable from Navistar regarding the foregoing was $139 million. The pending complaint also has claims alleging that Franklin Power Products, Inc., Newstream Enterprises, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream. At June 30, 2004, the past due receivables for the foregoing totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc., and Sturman Engine Systems, Inc., colluded with Navistar to utilize technology that Sturman Industries, Inc., misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar’s prospective economic relationship with Navistar. The pending complaint further alleges that the two parties’ collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

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

On August 30, 2002, a World Trade Organization (WTO) arbitration panel determined that the European Union (EU) may impose up to $4.04 billion per year in retaliatory tariffs if the U.S. tax code is not brought into compliance with an August 2001 WTO decision that found the extraterritorial tax (ETI) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. In March 2004, the EU began to impose retaliatory tariffs of 5 percent on certain U.S. origin goods. These tariffs have increased 1 percentage point per month since they were imposed and will increase to 17 percent after one year. The EU has indicated it will re-evaluate its position at that point, in light of its option of imposing tariffs of up to 100 percent on the listed goods. Given the makeup of the final retaliation list, some Caterpillar parts and components will be subjected to these tariffs. We do not believe these tariffs will materially impact our financial results. The company has production facilities in the EU, Russia, Asia, and South America. Products sold into the EU from these plants are not affected by this retaliatory tariff. Congress is currently considering legislation that is expected to resolve this issue. We cannot predict how the U.S. legislative process will affect the company’s 2004 provision for income taxes. It is possible that enacted changes in legislation could significantly increase our 2004 provision for income taxes by lowering our expected 2004 export benefits and/or decreasing the enacted tax rate used to value our deferred tax assets.

4. Inventories

Inventories (principally "last-in, first-out" method) comprise the following:

(Millions of dollars)	June 30,	December 31,
	2004	2003

Raw materials	$1,427	$1,105
Work-in-process	646	377
Finished goods	1,822	1,381
Supplies	202	184

Total inventories	$4,097	$3,047

5. Intangible Assets and Goodwill

Intangible assets are comprised of the following:

(Millions of dollars)	June 30,	December 31,
	2004	2003

Intellectual property	$133	$126
Pension-related	157	157

Total intangible assets – gross	290	283
Less: Accumulated amortization of intellectual property	(55)	(44)

Intangible assets – net	$235	$239

Amortization expense for the three and six months ended June 30, 2004 was $7 million and $11 million, respectively. Amortization expense for the three and six months ended June 30, 2003 was $1 million and $4 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2004	2005	2006	2007	2008	Thereafter

$15	$14	$13	$9	$7	$20

No goodwill was acquired, impaired or disposed of during the three or six month periods ended June 30, 2004 or 2003.

6. Unconsolidated Affiliated Companies

Our investment in affiliated companies accounted for by the equity method consists primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. (SCM) in Japan. Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending March 31) was as follows:

	Results of Operations		Results of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2004	2003	2004	2003

Sales	$899	$743	$1,713	$1,456
Cost of sales	698	572	1,327	1,141

Gross profit	$201	$171	$386	$315

Profit (loss)	$29	$2	$50	$10

Caterpillar's profit (loss)	$14	$-	$20	$4

	Financial Position
	June 30,	December 31,
(Millions of dollars)	2004	2003

Assets:
Current assets	$1,627	$1,494
Property, plant and equipment - net	1,102	961
Other assets	184	202

	2,913	2,657
Liabilities:
Current liabilities	1,444	1,247
Long-term debt due after one year	301	343
Other liabilities	230	257

	1,975	1,847

Ownership	$938	$810

Caterpillar's investment in unconsolidated affiliated companies
Investment in equity method companies	$469	$432
Plus: Investment in cost method companies	351	368

Total investment in unconsolidated affiliated companies	$820	$800

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

We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 23.

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

Business Segments Three Months Ended June 30, (Millions of dollars)

	Machinery and Engines								Financing & Insurance Services	Consolidated Total
2004	Asia/Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$565	$157	$1,044	$412	$2,134	$2,396	$348	$7,056	$645	$7,701
Intersegment sales & revenues	144	3,110	941	226	2,169	91	646	7,327	1	7,328

Total sales and revenues	$709	$3,267	$1,985	$638	$4,303	$2,487	$994	$14,383	$646	$15,029
Accountable profit (loss)	$41	$323	$125	$47	$85	$145	$157	$923	$114	$1,037
Accountable assets at June 30, 2004	$612	$2,507	$1,138	$701	$3,859	$20	$2,809	$11,646	$21,606	$33,252

2003
External sales and revenues	$420	$65	$916	$283	$1,714	$1,791	$271	$5,460	$504	$5,964
Intersegment sales & revenues	87	2,349	650	122	1,605	65	632	5,510	0	5,510

Total sales and revenues	$507	$2,414	$1,566	$405	$3,319	$1,856	$903	$10,970	$504	$11,474
Accountable profit (loss)	$39	$186	$100	$26	$42	$70	$104	$567	$91	$658
Accountable assets at December 31, 2003	$627	$2,190	$1,018	$692	$3,710	$293	$2,537	$11,067	$20,235	$31,302

Business Segments Six Months Ended June 30, (Millions of dollars)

	Machinery and Engines								Financing & Insurance Services	Consolidated Total
2004	Asia/Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total
External sales and revenues	$1,098	$295	$1,887	$766	$3,867	$4,433	$677	$13,023	$1,177	$14,200
Intersegment sales & revenues	254	5,931	1,782	451	4,004	177	1,246	13,845	1	13,846

Total sales and revenues	$1,352	$6,226	$3,669	$1,217	$7,871	$4,610	$1,923	$26,868	$1,178	$28,046
Accountable profit (loss)	$87	$633	$226	$97	$104	$232	$318	$1,697	$220	$1,917
Accountable assets at June 30, 2004	$612	$2,507	$1,138	$701	$3,859	$20	$2,809	$11,646	$21,606	$33,252

2003
External sales and revenues	$790	$110	$1,602	$518	$3,094	$3,209	$518	$9,841	$979	$10,820
Intersegment sales & revenues	166	4,394	1,186	238	3,031	113	1,228	10,356	0	10,356

Total sales and revenues	$956	$4,504	$2,788	$756	$6,125	$3,322	$1,746	$20,197	$979	$21,176
Accountable profit (loss)	$74	$287	$151	$36	$(49)	$121	$181	$801	$160	$961
Accountable assets at December 31, 2003	$627	$2,190	$1,018	$692	$3,710	$293	$2,537	$11,067	$20,235	$31,302

Reconciliation of Sales & Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Three Months Ended June 30, 2004:
Total external sales and revenues from business segments	$7,056	$645	$-	$7,701
Other	44	(32)	(149)[1]	(137)

Total sales and revenues	$7,100	$613	$(149)	$7,564

Three Months Ended June 30, 2003:
Total external sales and revenues from business segments	$5,460	$504	$-	$5,964
Other	41	(29)	(44)[1]	(32)

Total sales and revenues	$5,501	$475	$(44)	$5,932

[1] Elimination of Financial Products revenues from Machinery and Engines

Reconciliation of Sales & Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Six Months Ended June 30, 2004:
Total external sales and revenues from business segments	$13,023	$1,177	$-	$14,200
Other	79	(62)	(186)[1]	(169)

Total sales and revenues	$13,102	$1,115	$(186)	$14,031

Six Months Ended June 30, 2003:
Total external sales and revenues from business segments	$9,841	$979	$-	$10,820
Other	84	(64)	(87)[1]	(67)

Total sales and revenues	$9,925	$915	$(87)	$10,753

[1] Elimination of Financial Products revenues from Machinery and Engines

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Three Months Ended June 30, 2004:
Total accountable profit from business segments	$923	$114	$1,037
Corporate costs	(131)	-	(131)
Timing	(37)	-	(37)
Methodology differences:
Inventory/cost of sales	(24)	-	(24)
Postretirement benefit expense	(86)	-	(86)
Financing costs	9	-	9
Other methodology differences	(41)	5	(36)
Other	15	-	15

Total profit before taxes	$628	$119	$747

Three Months Ended June 30, 2003:
Total accountable profit from business segments	$567	$91	$658
Corporate costs	(104)	-	(104)
Timing	4	-	4
Methodology differences:
Inventory/cost of sales	(11)	-	(11)
Postretirement benefit expense	(43)	-	(43)
Financing costs	24	-	24
Other methodology differences	14	7	21
Other	5	-	5

Total profit before taxes	$456	$98	$554

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Six Months Ended June 30, 2004:
Total accountable profit from business segments	$1,697	$220	$1,917
Corporate costs	(259)	-	(259)
Timing	(93)	-	(93)
Methodology differences:
Inventory/cost of sales	(53)	-	(53)
Postretirement benefit expense	(169)	-	(169)
Financing costs	26	-	26
Other methodology differences	(91)	13	(78)
Other	20	-	20

Total profit before taxes	$1,078	$233	$1,311

Six Months Ended June 30, 2003:
Total accountable profit from business segments	$801	$160	$961
Corporate costs	(182)	-	(182)
Timing	(14)	-	(14)
Methodology differences:
Inventory/cost of sales	(11)	-	(11)
Postretirement benefit expense	(86)	-	(86)
Financing costs	43	-	43
Other methodology differences	(16)	18	2
Other	15	-	15

Total profit before taxes	$550	$178	$728

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

June 30, 2004:
Total accountable assets from business segments	$11,646	$21,606	$-	$33,252
Items not included in segment assets:
Cash and short-term investments	296	171	-	467
Intercompany trade receivables	365	284	(649)	-
Investment in affiliated companies	340	-	-	340
Investment in Financial Products	2,675	-	(2,675)	-
Deferred income taxes and prepaids	2,464	84	(253)	2,295
Intangible assets and other assets	2,033	-	(104)	1,929
Service center assets	934	-	-	934
Liabilities included in segment assets	1,097	-	-	1,097
Inventory methodology differences	(2,176)	-	-	(2,176)
Other	466	114	-	580

Total assets	$20,140	$22,259	$(3,681)	$38,718

December 31, 2003:
Total accountable assets from business segments	$11,067	$20,235	$-	$31,302
Items not included in segment assets:
Cash and short-term investments	220	122	-	342
Intercompany trade receivables	572	397	(969)	-
Investment in affiliated companies	325	-	-	325
Investment in Financial Products	2,547	-	(2,547)	-
Deferred income taxes and prepaids	2,736	77	(228)	2,585
Intangible assets and other assets	1,874	-	-	1,874
Service center assets	895	-	-	895
Liabilities included in segment assets	925	-	-	925
Inventory methodology differences	(2,035)	-	-	(2,035)
Other	84	168	-	252

Total assets	$19,210	$20,999	$(3,744)	$36,465

8. Available-For-Sale Securities

Caterpillar Insurance and Caterpillar Investment Management, Ltd. had investments in certain debt and equity securities at June 30, 2004 that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. These fair values are included in "Other Assets" in the Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Statement of Financial Position). Realized gains and losses on sales of investments are determined using the specific identification method for debt instruments and the FIFO method for equity securities. Realized gains and losses are included in "Other income (expense)" in the Statement of Results of Operations.

	June 30, 2004

		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value

Government debt	$317	$(3)	$314
Corporate bonds	294	(2)	292
Equity securities	198	7	205

Total	$809	$2	$811

	December 31, 2003

		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value

Government debt	$102	$-	$102
Corporate bonds	288	3	291
Equity securities	191	21	212

Total	$581	$24	$605

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	June 30, 2004

	Less than 12 months (1)		More than 12 months (1)		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$119	$(3)	$9	$-	$128	$(3)
Corporate bonds	156	(3)	27	(1)	183	(4)
Equity securities	104	(1)	2	-	106	(1)

Total	$379	$(7)	$38	$(1)	$417	$(8)

(1) Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at June 30, 2004, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value

Due in one year or less	$142
Due after one year through five years	$256
Due after five years through ten years	$33
Due after ten years	$175

Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2004 were $470 million and $564 million, respectively. Proceeds were $27 million and $79 million for the three and six months ended June 30, 2003, respectively. Gross gains of $1 million and $3 million and gross losses of $1 million and $3 million were included in current earnings for the three and six months ended June 30, 2004, respectively. There were no gross gains and $1 million of gross losses included in current earnings for the three and six months ended June 30, 2003, respectively.

In accordance with the application of SFAS 115, we recognized pretax charges of $23 million and $24 million for "other than temporary" declines in the market value of securities in the Cat Insurance investment portfolio for the three and six months ended June 30, 2003, respectively. This charge was accounted for as a realized loss and was included in "Other income (expense)" in the Statement of Results of Operations. The cost basis of the impacted securities was adjusted to reflect this charge. No such charges were recognized through the first six months of 2004.

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

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. Movements in foreign currency rates also affect our competitive position as these changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Additionally, we have balance sheet positions denominated in foreign currency thereby creating exposure to movements in exchange rates.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed 90 days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated. As of June 30, 2004, $62 million of deferred net gains included in equity (“Accumulated other comprehensive income” in the Statement of Financial Position) are expected to be reclassified to current earnings (“Other income (expense)”) over the next twelve months when earnings are negatively affected by the hedged transactions. As of June 30, 2003, this projected reclassification was a gain of $3 million. These amounts are based on June 30, 2004 and June 30, 2003 exchange rates, respectively. The actual amount recorded in other income/expense will vary based on exchange rates at the time the hedged transactions impact earnings. There were no circumstances where hedge treatment was discontinued during the three or six month periods ended June 30, 2004 or 2003.

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

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended June 30,
(Millions of dollars)	2004	2003

Machinery and Engines:
On undesignated contracts	$(1)	$1
Financial Products:
On undesignated contracts	$1	$(21)

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Six Months Ended June 30,
(Millions of dollars)	2004	2003

Machinery and Engines:
On undesignated contracts	$(3)	$4
Financial Products:
On undesignated contracts	$17	$(50)

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

Our policy allows us to use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet the "match funding" objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at inception of the contract. Financial Products policy is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows are inception of the contract. During 2002, our Financial Products operations liquidated four fixed-to-floating interest rate swaps. As a result, the fair value adjustment of the original debt is being amortized to earnings ratably over the remaining life of the hedged debt.

Gains / (losses) included in current earnings [Other income (expense)]:
	Three Months Ended June 30,
(Millions of dollars)	2004	2003

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on designated interest rate derivatives	$-	$-
Gain/(loss) on hedged debt	-	-
Gain/(loss) on liquidated swaps	1	2
Financial Products:
Gain/(loss) on designated interest rate derivatives	(73)	8
Gain/(loss) on hedged debt	73	(8)
Gain/(loss) on liquidated swaps – included in interest expense	1	1
Floating-to-fixed interest rate swaps
Financial Products:
Gain/(loss) due to ineffectiveness	-	-

	$2	$3

Gains / (losses) included in current earnings [Other income (expense)]:
	Six Months Ended June 30,
(Millions of dollars)	2004	2003

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on designated interest rate derivatives	$-	$-
Gain/(loss) on hedged debt	-	-
Gain/(loss) on liquidated swaps	2	3
Financial Products:
Gain/(loss) on designated interest rate derivatives	(39)	8
Gain/(loss) on hedged debt	39	(8)
Gain/(loss) on liquidated swaps – included in interest expense	1	1
Floating-to-fixed interest rate swaps
Financial Products:
Gain/(loss) due to ineffectiveness	-	-

	$3	$4

Deferred net gains (losses) included in equity (Accumulated other comprehensive income) expected to be reclassified to current earnings (Other income (expense)) over the next twelve months:
	As of June 30,
(Millions of dollars)	2004	2003

Machinery and Engines:
Forward Rate Agreement Liquidation	$-	$-
Financial Products:
Floating-to-Fixed Interest Rate Swaps	$(8)	$(24)

The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of 27 years. There were no circumstances where hedge treatment was discontinued during the three or six month periods ended June 30, 2004 or 2003.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Losses on the undesignated contracts of $2 million and gains of $5 million were recorded in current earnings ("Other income (expense)") for the three and six months ended June 30, 2004. Gains on the undesignated contracts of $1 million and $2 million were recorded in current earnings ("Other income (expense)") for the three and six months ended June 30, 2003.

10. Guarantees and product warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from the Dealer Capital Asset Trust (DCAT) in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees have terms ranging from one to four years and are secured primarily by dealer assets. At June 30, 2004 and December 31, 2003 amounts outstanding under these guarantees were $384 million and $380 million, respectively. The related book value was $10 million and $5 million at June 30, 2004 and December 31, 2003, respectively.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Generally, historical claim rates are developed using a 12-month rolling average of actual warranty payments. These rates are applied to the field population and dealer inventory to determine the liability.

(Millions of dollars)	2004

Warranty liability, January 1	$622
Payments	(255)
Provision for warranty	306
Other	25	[1]

Ending Warranty liability, June 30	$698

[1] Additions due to acquisitions

(Millions of dollars)	2003

Warranty liability, January 1	$693
Payments	(484)
Provision for warranty	413

Ending Warranty liability, December 31	$622

11. Computations of Profit Per Share

		Three Months Ended June 30,
(Dollars in millions except per share data)		2004	2003

I.	Profit for the period (A):	$552	$399

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	342.4	344.7
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	12.4	3.7

	Average common shares outstanding for fully diluted computation (C)	354.8	348.4

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.61	$1.16
	Assuming full dilution (A/C)	$1.55	$1.15

		Six Months Ended June 30,
(Dollars in millions except per share data)		2004	2003

I.	Profit for the period (A):	$964	$528

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	342.6	344.5
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	12.6	2.8

	Average common shares outstanding for fully diluted computation (C)	355.2	347.3

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$2.81	$1.53
	Assuming full dilution (A/C)	$2.71	$1.52

Stock options to purchase 8,992,608 shares of common stock at a weighted average price of $77.28 were outstanding as of June 30, 2004, but were not included in the computation of diluted profit per share because the options’ exercise price was greater than the average market price of the common shares on June 30, 2004. In 2003, all stock options were included in the computation of diluted profit per share.

12. Postretirement Benefits

A.  Pension and postretirement benefit costs

	(Millions of Dollars)
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

For the three months ended…	June 30,		June 30,		June 30,
Components of net periodic benefit cost:	2004	2003	2004	2003	2004	2003

Service cost	$36	$30	$12	$11	$17	$17
Interest cost	137	139	22	21	71	75
Expected return on plan assets	(174)	(165)	(24)	(24)	(18)	(22)
Amortization of:
Net asset existing at adoption of SFAS 87	-	-	1	1	-	-
Prior service cost (1)	11	12	2	1	(12)	(12)
Net actuarial loss (gain)	35	7	9	3	19	9

Total cost (benefit) included in results of operations	$45	$23	$22	$13	$77	$67

Weighted-average assumptions used to determine net cost:
Discount rate	6.2%	7.0%	5.1%	5.4%	6.2%	7.0%
Expected return on plan assets	9.0%	9.0%	7.4%	7.1%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.2%	3.3%	4.0%	4.0%

(1)  Prior service costs are amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan amendment.

	(Millions of Dollars)
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

For the six months ended …	June 30,		June 30,		June 30,
Components of net periodic benefit cost:	2004	2003	2004	2003	2004	2003

Service cost	$72	$60	$24	$21	$34	$34
Interest cost	274	278	44	41	142	150
Expected return on plan assets	(341)	(330)	(48)	(47)	(36)	(44)
Amortization of:
Net asset existing at adoption of SFAS 87	-	-	2	2	-	-
Prior service cost (1)	22	24	4	2	(24)	(23)
Net actuarial loss (gain)	70	14	18	7	38	18

Total cost (benefit) included in results of operations	$97	$46	$44	$26	$154	$135

Weighted-average assumptions used to determine net cost:
Discount rate	6.2%	7.0%	5.1%	5.4%	6.2%	7.0%
Expected return on plan assets	9.0%	9.0%	7.4%	7.1%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.2%	3.3%	4.0%	4.0%

(1)  Prior service costs are amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan amendment.

Our U.S. postretirement health care plans provide for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare part D. In accordance with FASB Staff Position 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we made a one-time election to defer accounting for the effects of the Act. As such, the amounts included in the June 30, 2004 consolidated financial statements related to our postretirement benefit plans do not reflect the effects of the Act. In May 2004, the FASB issued FSP 106-2, which superseded FSP 106-1. FSP 106-2 provides guidance on the accounting and disclosure requirements of the Act. We plan to adopt FSP 106-2 in the third quarter 2004. We expect the adoption of FSP 106-2 will reduce full-year 2004 net periodic postretirement benefit costs by approximately $40 million.

B.  Defined contribution benefit costs

Total company costs related to U.S. and non-U.S. defined contribution plans were the following:

	Three Months Ended June 30,
(Millions of dollars)	2004	2003

U.S. Plans	$23	$27
Non-U.S. Plans	3	3

	$26	$30

	Six Months Ended June 30,
(Millions of dollars)	2004	2003

U.S. Plans	$53	$49
Non-U.S. Plans	6	6

	$59	$55

13. Securitized Assets

During the quarter, Cat Financial securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. Cat Financial retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include subordinated certificates with an initial fair value of $8 million, an interest in future cash flows (excess) with an initial fair value of $2 million, and a reserve account with an initial fair value of $10 million. Cat Financial’s retained interests are generally subordinate to the investors' interests. Net proceeds received were $659 million, which includes both cash proceeds and retained interests. A net gain of $13 million was recognized on this transaction. Significant assumptions used to estimate the fair value of the retained interests and subordinated certificates include a 10.7% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. Cat Financial receives annual servicing fees of 1.0% of unpaid note value.

In the second quarter of 2003, a public securitization also occurred. Subordinated interests included subordinated certificates with an initial fair value of $9 million, an interest in future cash flows (excess) with an initial fair value of $14 million, and a reserve account with an initial fair value of $10 million. Net proceeds received were $693 million, which includes both cash proceeds and retained interests. A net gain of $22 million was recognized on this transaction. Significant assumptions used to estimate the fair value of the retained interests and subordinated certificates in this transaction include an 11.0% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. Cat Financial receives annual servicing fees of 1.0% of unpaid note value.

Cat Financial determines the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates, and discount rates. These assumptions are based on their historical experience, market trends, and anticipated performance relative to the particular assets securitized.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

A.  Overview

We achieved record results in the second quarter as demand continued to surge and volume remained high across major industries and geographic markets. Our extended team of employees, suppliers and dealers intensified efforts this quarter to expedite material and make products available to our customers worldwide, allowing us to benefit from the best set of economic conditions we have seen in many years.

We made a strategic decision to satisfy unprecedented customer demand even though this resulted in increased operating costs. These included higher material costs, mainly due to steel surcharges and increased expediting costs to ensure timely delivery of material. We believe we are better positioned than our competitors to serve customers given our worldwide sourcing capability and extended dealer network.

Our value chain is leveraging 6 Sigma disciplines to eliminate bottlenecks in the supply chain and be even more responsive to our customers’ needs. We will also improve our long-term cost structure and global competitiveness during this period of robust growth. We have demonstrated that we can remain solidly profitable in a worldwide downturn, and we are committed to delivering superior results in a global recovery.

We have increased investment in our products, a trend we expect to continue in the second half of 2004. Most notably, we are the only company to obtain EPA certification for a full line of off-highway engines for 2005 and 2006. The first Cat machines powered by ACERT® technology will reach the market in October 2004, before other manufacturers and well in advance of the required implementation dates. This solidifies our position as the leader in clean-diesel engine technology.

Note: Glossary of terms included on pages 37-38; first occurrence of terms shown in bold italics.

B.  Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between second quarter 2003 (at left) and second quarter 2004 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

MACHINERY AND ENGINES

Sales (Millions of dollars)
	Total	North America	EAME	Latin America	Asia/ Pacific

Three Months Ended June 30, 2004
Machinery	$4,836	$2,674	$1,163	$346	$653
Engines*	2,264	1,001	733	177	353
Financial Products**	464	316	79	39	30

	$7,564	$3,991	$1,975	$562	$1,036

Three Months Ended June 30, 2003
Machinery	$3,666	$1,930	$1,028	$224	$484
Engines*	1,835	862	583	138	252
Financial Products**	431	313	76	22	20

	$5,932	$3,105	$1,687	$384	$756

*   Does not include internal engine transfers of $416 million and $334 million in second quarter 2004 and second quarter 2003, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Does not include revenues earned from Machinery and Engines of $149 million and $44 million in second quarter 2004 and second quarter 2003, respectively.
Refer to table on page 27 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $4.84 billion, an increase of $1.17 billion or 32 percent from second quarter 2003. Sales volume, which benefited from record deliveries to end users, was up about 27 percent. Improved price realization added about 3 percent and the favorable impact of currency accounted for about 2 percent. Sales in North America increased 39 percent from second quarter 2003, 34 percent due to higher volume and the remainder due to improved price realization. Low interest rates in both the United States and Canada benefited construction, and mining output recovered in response to higher coal and metals prices. Dealer deliveries rose 33 percent. Sales in EAME increased 13 percent, with volume contributing 5 percent of the gain, and the remainder attributable to the favorable currency impact of a stronger euro. A majority of the volume gain occurred in Africa/Middle East, where many countries benefited from higher energy and metals prices. Those prices, along with increased production, significantly boosted incomes and allowed increased investments in mining, energy and construction. The rest of the volume increase was in Europe, where the economy has been improving. In Latin America, sales were 54 percent higher than last year, largely due to increased volume. Higher metals and coal prices led to large gains in dealer deliveries into mining, and a strengthening of the economic recovery boosted construction. Sales in Asia/Pacific were up 35 percent primarily due to strong demand in both Southeast Asia and Australia. In addition, dealer inventory building occurred in China, as deliveries in that country dropped late in the quarter in response to government curbs on development.

Engines sales were $2.26 billion, an increase of $429 million or 23 percent from second quarter 2003. Sales volume was up about 20 percent, the favorable impact of currency accounted for about 2 percent and improved price realization added about 1 percent.

Worldwide engine sales into the electric power sector rose 48 percent, driven by increased demand for standby and prime power as improved financial health and demands for quality power drove renewed investment. Engine sales into the global on-highway truck and bus sector rose 39 percent as freight demand drove increased investment in truck fleets. Worldwide engine sales into the petroleum sector were down 2 percent as turbine sales declined, partially offset by increased reciprocating engine sales into gas compression. Global sales of industrial engines were up 23 percent due to favorable effects of currency, primarily the euro, and increased demand as companies increased capital expenditures to support improved market conditions. Global sales of marine engines were up 38 percent driven by increased demand for large pleasure craft, as well as increases in construction of ocean-going vessels.

Widespread economic strength encouraged investment resulting in sales increases in all geographic regions. The North America sales gain of 16 percent was strongly influenced by a 37 percent increase in sales of on-highway truck engines, due to improved economic conditions and increases in freight tonnage. Sales of engines to the electric power sector increased 25 percent compared to last year’s second quarter as economic growth and industrial production drove broad increases in demand. Engine sales to the industrial sector increased 67 percent, due to increased demand for nearly all types of industrial original equipment manufacturer (OEM) products and increased preference for Caterpillar engines. Engine sales to the marine sector increased 47 percent driven by growth in large pleasure craft demand. Petroleum engine sales declined 36 percent as demand for turbines used for gas compression decreased with the completion of various pipeline build cycles, partially offset by increases in reciprocating engine sales to gas compression. Sales in EAME rose 26 percent with increases in all sectors, led by 44 percent stronger demand for engines sold into the electric power sector due to increased demand for prime and cogeneration systems, as well as higher sales to support Middle East infrastructure needs. Engine sales to the petroleum sector increased 47 percent, due primarily to increased sales of turbines and services to support increases in petroleum investment driven by sustained higher energy prices. Sales rose 28 percent in Latin America driven by improved investor confidence, with sales of engines into the on-highway truck and industrial sectors more than doubling and a 24 percent growth in engine sales to the petroleum sector. Widespread economic growth in Asia/Pacific contributed to the 40 percent sales increase, where engine sales into the electric power sector more than doubled due to strong investment and increased need for generation and transmission support. Marine engine sales increased 71 percent from stronger demand for ocean-going vessels.

Financial Products revenues were $464 million, an increase of $33 million or 8 percent from second quarter 2003. The increase was due primarily to the favorable impact of $54 million from continued growth of Earning Assets, partially offset by a $26 million impact of lower interest rates on new and existing finance receivables at Cat Financial.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between second quarter 2003 (at left) and second quarter 2004 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Higher sales volume in all regions and most industries resulted in a favorable operating profit impact of $356 million. Improved price realization of $131 million includes the favorable impact of price increases taken on most machines, parts and engines. Operating profit was also favorably impacted by $47 million due to the absence of Non-Conformance Penalties (NCP) that were recorded in the second quarter 2003.

Partially offsetting the favorable items were $254 million in higher core operating costs, a $62 million unfavorable impact of currency on operating profit due primarily to the continued weakening of the dollar compared with the British pound and the Japanese yen and $37 million of higher retirement benefits.

Our main focus in the second quarter was meeting the unprecedented demand of our customers. This resulted in an increase in core operating costs that reflects higher manufacturing costs due to surging volumes and higher general support costs to meet demand. Impacting manufacturing costs were higher material costs resulting from steel surcharges, higher freight and expediting costs to ensure timely delivery of material, premiums due to supplier capacity constraints and manufacturing inefficiencies due to the steep ramp up of production. In addition, planned increased spending on product development programs and higher incentive compensation due to increasing our outlook contributed to higher core operating costs. Excluding the increase due to retirement benefits, incentive compensation and the impact of currency, Machinery and Engines selling, general and administrative costs were up approximately $100 million. The increase is in line with planned spending programs to support our growth and includes an increase of about $10 million due to consolidation of new entities. Higher incentive compensation due to increasing our outlook contributed about $60 million of the increase in core operating costs from the second quarter 2003. Full year incentive compensation is expected to be up approximately $100 million compared to 2003, with essentially all of the increase recorded in the first half of 2004 due to the timing of our outlook revisions. Excluding the increase due to retirement benefits, incentive compensation and the impact of currency, planned spending on Machinery and Engines research and development expense increased about $35 million. These unfavorable items were partially offset by cost reductions.

Operating Profit (Loss) (Millions of Dollars)
	Three months ended
	June 30,
	2004	2003

Machinery[1]	$549	$421
Engines[1]	146	93
Financial Products	98	89
Consolidating Adjustments[2]	(30)	(21)

	$763	$582

[1] Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.
[2] Consolidating adjustments consist of eliminations of transactions between Machinery and Engines and Financial Products.

Machinery operating profit of $549 million was up $128 million, or 30 percent, from second quarter 2003. The favorable impact of higher sales volume and improved price realization was partially offset by higher core operating costs (as outlined above), the unfavorable impact of currency and higher retirement benefits.

Engines operating profit of $146 million was up $53 million, or 57 percent, from second quarter 2003. The favorable impact of higher sales volume, the absence of NCPs and improved price realization were partially offset by higher core operating costs (as outlined above), higher retirement benefits and the unfavorable impact of currency.

Financial Products operating profit of $98 million was up $9 million, or 10 percent, from second quarter 2003. The increase was primarily due to a favorable impact from the growth of earning assets at Cat Financial and a favorable reserve adjustment at Cat Insurance. These favorable items were partially offset by an increase in operating expenses at Cat Financial, which includes increased labor costs and investments in technology to gain global operational efficiencies.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three months ended
	June 30,
(Millions of Dollars)	2004	2003

North American Geographic Region	$3,675	$2,792
Engine sales included in the Power Products segment	(1,001)	(862)
Company owned dealer sales included in the All Other segment	(133)	(92)
Other*	(145)	(47)

North American Marketing external sales	$2,396	$1,791

EAME Geographic Region	$1,896	$1,611
Power Products sales not included in the EAME Marketing segment	(716)	(495)
Other*	(136)	(200)

EAME Marketing external sales	$1,044	$916

Latin America Geographic Region	$523	$362
Power Products sales not included in the Latin America Marketing segment	(165)	(109)
Other*	54	30

Latin America Marketing external sales	$412	$283

Asia/Pacific Geographic Region	$1,006	$736
Power Products sales not included in the Asia/Pacific Marketing segment	(252)	(248)
Other*	(189)	(68)

Asia/Pacific Marketing external sales	$565	$420

* Represents primarily external sales of the Construction and Mining Products and the All Other segments.

OTHER PROFIT/LOSS ITEMS

Interest expense excluding Financial Products was $6 million lower compared to second quarter 2003 primarily due to lower average borrowing rates.

Other income/expense was income of $43 million, up $6 million from second quarter 2003. The favorable change was due to the absence of investment impairments at Cat Insurance of $23 million, partially offset by a lower gain on Securitized Finance Receivables at Cat Financial ($13 million gain in 2004 compared with $22 million gain in 2003) and a $3 million unfavorable impact of commodity hedging.

The provision for income taxes in the second quarter reflects an estimated annual tax rate of 28 percent for 2004. We are anticipating a 28 percent rate for the full year compared to 27 percent in 2003 primarily due to a change in our geographic mix of profits. This annual tax rate is based on currently enacted legislation and, therefore, includes existing Extraterritorial Income Exclusion (ETI) provisions for 2004.

The equity in profit/loss of unconsolidated affiliated companies favorably impacted profit $14 million over second quarter a year ago, primarily driven by increased profitability at Shin Caterpillar Mitsubishi Ltd. Approximately half of the improvement was due to a gain on the sale of land.

EMPLOYMENT

At the end of second quarter 2004, Caterpillar's worldwide employment was 72,916 compared with 67,075 one year ago. The increase is primarily due to hourly labor additions to support increased volume and the addition of approximately 2,000 employees from acquisitions and growing Caterpillar Logistics operations.

OTHER SIGNIFICANT EVENTS

On April 8, 2004, the company made a cash contribution of almost $500 million into its U.S. pension plans in support of retirement benefit obligations. Robust cash flow due to improved profit, excellent performance by its pension fund managers and a strong financial position have allowed Caterpillar to improve the funded position of its pension plans.

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

Pursuant to a consent decree Caterpillar entered with the EPA, the company was required to meet certain emission standards by October 2002. The decree provides that if engine manufacturers were unable to meet the standards at that time, they would be required to pay a Non-Conformance Penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. The company began introduction of fully compliant ACERT engines in 2003 and by the end of 2003 Caterpillar was only producing fully compliant engine models. As a result, NCPs are not payable for any engines built in 2004. The company’s operating profit was favorably impacted in the second quarter 2004 and year to date 2004 by $47 million and $96 million, respectively, due to the absence of NCPs that were recorded in those periods in 2003.

In addition, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects are $31 million, of which $1 million was made in the first six months of 2004. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

We are a party to litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on our consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar’s late payments. At June 30, 2004, the past due receivable from Navistar regarding the foregoing was $139 million. The pending complaint also has claims alleging that Franklin Power Products, Inc., Newstream Enterprises, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream. At June 30, 2004, the past due receivables for the foregoing totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc., and Sturman Engine Systems, Inc., colluded with Navistar to utilize technology that Sturman Industries, Inc., misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar’s prospective economic relationship with Navistar. The pending complaint further alleges that the two parties’ collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On August 30, 2002, a World Trade Organization (WTO) arbitration panel determined that the European Union (EU) may impose up to $4.04 billion per year in retaliatory tariffs if the U.S. tax code is not brought into compliance with an August 2001 WTO decision that found the extraterritorial tax (ETI) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. In March 2004, the EU began to impose retaliatory tariffs of 5 percent on certain U.S. origin goods. These tariffs have increased 1 percentage point per month since they were imposed and will increase to 17 percent after one year. The EU has indicated it will re-evaluate its position at that point, in light of its option of imposing tariffs of up to 100 percent on the listed goods. Given the makeup of the final retaliation list, some Caterpillar parts and components will be subjected to these tariffs. We do not believe these tariffs will materially impact our financial results. The company has production facilities in the EU, Russia, Asia, and South America. Products sold into the EU from these plants are not affected by this retaliatory tariff. Congress is currently considering legislation that is expected to resolve this issue. We cannot predict how the U.S. legislative process will affect the company’s 2004 provision for income taxes. It is possible that enacted changes in legislation could significantly increase our 2004 provision for income taxes by lowering our expected 2004 export benefits and/or decreasing the enacted tax rate used to value our deferred tax assets.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between second quarter 2003 (at left) and second quarter 2004 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for the six months ended June 30, 2004 were $14.03 billion, $3.28 billion or 30 percent higher than the first six months of 2003. The increase was due to higher Machinery and Engines volume of $2.68 billion, the favorable impact of currency on sales of $292 million due primarily to the strengthening euro, improved price realization of $205 million and higher Financial Products revenues of $101 million.

MACHINERY AND ENGINES
Sales (Millions of dollars)
	Total	North America	EAME	Latin America	Asia/ Pacific

Six Months Ended June 30, 2004
Machinery	$8,988	$4,957	$2,126	$641	$1,264
Engines*	4,114	1,871	1,292	372	579
Financial Products**	929	650	162	60	57

	$14,031	$7,478	$3,580	$1,073	$1,900

Six Months Ended June 30, 2003
Machinery	$6,601	$3,462	$1,815	$407	$917
Engines*	3,324	1,538	1,077	261	448
Financial Products**	828	598	146	46	38

	$10,753	$5,598	$3,038	$714	$1,403

* Does not include internal engine transfers of $790 million and $655 million in 2004 and 2003, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
** Does not include revenues earned from Machinery and Engines of $186 million and $87 million in 2004 and 2003, respectively.
Refer to table on page 33 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $9.0 billion, an increase of $2.39 billion or 36 percent from the first six months of 2003. Sales volume, which benefited from record deliveries to end users, was up about 31 percent. Improved price realization added about 2 percent and the favorable impact of currency accounted for about 3 percent. In North America, sales increased 43 percent, with 39 percent coming from volume and the other 4 percent from better price realization. Volume increased to support a 37 percent increase in dealer deliveries. Low interest rates and good economic growth boosted construction, and higher metals and coal prices caused increased investment in mining. Sales in EAME rose 17 percent, in response to higher volume and the favorable currency impact of a stronger euro. The volume gain was split about equally between Africa/Middle East and Europe. In Africa/Middle East, higher commodity prices raised incomes, allowing increased construction spending and mining investment. In Europe, low interest rates and economic recovery led to increased dealer deliveries into construction. In Latin America, sales surged 57 percent, mostly due to volume. Sharply higher dealer deliveries into mining, the result of higher metals and coal prices, contributed to volume growth throughout the first half. The strengthening economic recovery also led to improvement in construction, almost all in the second quarter. Sales in Asia/Pacific were up 38 percent from first half 2003. Regional economies grew rapidly, contributing to higher deliveries into construction while higher metals and coal prices benefited mining. Dealer inventory building occurred in China late in the first half, as deliveries in that country dropped in response to government actions to slow development.

Engines sales were $4.11 billion, an increase of $790 million or 24 percent from the first six months of 2003. Sales volume was up about 20 percent, the favorable impact of currency accounted for about 3 percent and improved price realization added about 1 percent.

Worldwide engine sales into the electric power sector rose 50 percent, driven by increased demand for standby and prime power as improved financial health and demands for quality power drove renewed investment. Electric power also benefited from strong demand for turbines sold into industrial cogeneration applications. Engine sales into the global on-highway truck and bus sector rose 41 percent as price realization strengthened, and higher freight demand and fleet operating profits drove increased investment in truck fleets. Worldwide engine sales into the petroleum sector rose 5 percent driven by increased reciprocating engine sales into gas compression, partially offset by a decline in sales of turbines for gas compression. Global sales of industrial engines were up 14 percent due to favorable effects of currency, primarily the euro, and increased demand as companies increased capital expenditures to support improved market conditions. The increase in industrial engine sales was partially offset by the impact of key customers purchasing engines in fourth quarter 2003 prior to the European Tier II emissions laws taking effect in January 2004. Global sales of marine engines were up 19 percent driven by increased demand for large pleasure craft, as well as increases in construction of ocean-going vessels, which were pushed into the second quarter as customers delayed some orders for large reciprocating engines.

Widespread economic strength encouraged investment resulting in sales increases in all geographic regions. The North America sales gain of 22 percent was strongly influenced by a 39 percent increase in sales of on-highway truck engines, due to improved economic conditions and increases in freight tonnage, as well as comparison to a lower base as 2003 was impacted by lower demand due to truck manufacturers purchasing engines before the October 2002 engine emissions regulations became effective. Sales of engines to the electric power sector increased 32 percent compared to last year’s first half as economic growth and industrial production drove broad increases in demand. Engine sales to the industrial sector increased 53 percent, due to increased demand for nearly all types of industrial OEM products and increased preference for Caterpillar engines. Engine sales to the marine sector increased 15 percent driven by growth in large pleasure craft demand. Petroleum engine sales declined 22 percent as demand for turbines for gas compression decreased with the completion of various pipeline build cycles, partially offset by increases in reciprocating engine sales to gas compression. Sales in EAME rose 20 percent, led by 41 percent stronger demand for engines sold into the electric power sector due to increased demand for prime and cogeneration systems, as well as higher sales to support Middle East infrastructure needs. Engine sales to the petroleum sector increased 44 percent, due primarily to increased sales of turbines and services to support increases in petroleum investment driven by sustained higher energy prices. Sales rose 43 percent in Latin America driven by improved investor confidence, with sales of engines into the on-highway truck, marine and industrial sectors more than doubling. Engine sales into the petroleum and electric power sectors increased 36 and 35 percent, respectively. Widespread economic growth in Asia/Pacific contributed to a 29 percent sales increase, where engine sales into the electric power sector more than doubled due to surging investment and growing demand for generation and transmission support. Marine engine sales increased 55 percent from stronger demand for ocean-going vessels, more then offsetting a small decrease in sales to the petroleum sector.

Financial Products revenues were $929 million, an increase of $101 million or 12 percent from the first six months of 2003. The increase was due primarily to the favorable impact of $111 million from continued growth of earning assets at Cat Financial and a $22 million increase in electric plant revenue at Cat Power Ventures. Partially offsetting these favorable items was a $45 million impact of lower interest rates on new and existing finance receivables at Cat Financial.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between second quarter 2003 (at left) and second quarter 2004 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Higher sales volume in all regions and most industries resulted in a favorable operating profit impact of $761 million. Improved price realization of $205 million includes the favorable impact of price increases taken on most machines, parts and engines. Operating profit was also favorably impacted by $96 million due to the absence of NCPs that were recorded in the first six months of 2003.

Partially offsetting the favorable items were $331 million in higher core operating costs, a $130 million unfavorable impact of currency on operating profit due primarily to the continued weakening of the dollar compared with the British pound and the Japanese yen and $92 million of higher retirement benefits.

Our main focus in the first half of 2004 was meeting the unprecedented demand of our customers. This resulted in an increase in core operating costs that reflects higher spending due to surging volumes including higher general support costs to meet demand, higher material costs resulting from steel surcharges, higher freight and expediting costs to ensure timely delivery of material, manufacturing inefficiencies due to the steep ramp up of production and premiums due to supplier capacity constraints. In addition, higher incentive compensation due to increasing our outlook and planned increased spending on product development programs also contributed to higher core operating costs. These unfavorable items were partially offset by cost reductions.

Operating Profit (Loss) (Millions of Dollars)
	Six Months Ended
	June 30,
	2004	2003

Machinery[1]	$1,001	$639
Engines[1]	186	39
Financial Products	203	166
Consolidating Adjustments[2]	(53)	(40)

	$1,337	$804

[1]Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.
[2]Consolidating adjustments consist of eliminations of transactions between Machinery and Engines and Financial Products.

Machinery operating profit of $1.00 billion was up $362 million, or 57 percent, from the first six months of 2003. The favorable impact of higher sales volume and improved price realization was partially offset by higher core operating costs (as outlined above), the unfavorable impact of currency and higher retirement benefits.

Engines operating profit of $186 million was up $147 million, or 377 percent, from the first six months of 2003. The favorable impact of higher sales volume, the absence of NCPs and improved price realization were partially offset by higher core operating costs (as outlined above), higher retirement benefits and the unfavorable impact of currency.

Financial Products operating profit of $203 million was up $37 million, or 22 percent, from the first six months of 2003. The increase was primarily due to a favorable impact from the growth of earning assets, an improvement in gain/loss on sale of used equipment at Cat Financial and a favorable reserve adjustment at Cat Insurance. These favorable items were partially offset by an increase in operating expenses at Cat Financial primarily related to increased labor costs and investments in technology to gain global operational efficiencies.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Six months ended June 30,
(Millions of Dollars)	2004	2003

North American Geographic Region	$6,828	$5,000
Engine sales included in the Power Products segment	(1,871)	(1,538)
Company owned dealer sales included in the All Other segment	(256)	(167)
Other*	(268)	(86)

North American Marketing external sales	$4,433	$3,209

EAME Geographic Region	$3,418	$2,892
Power Products sales not included in the EAME Marketing segment	(1,249)	(899)
Other*	(282)	(391)

EAME Marketing external sales	$1,887	$1,602

Latin America Geographic Region	$1,013	$668
Power Products sales not included in the Latin America Marketing segment	(356)	(211)
Other*	109	61

Latin America Marketing external sales	$766	$518

Asia/Pacific Geographic Region	$1,843	$1,365
Power Products sales not included in the Asia/Pacific Marketing segment	(391)	(445)
Other*	(354)	(130)

Asia/Pacific Marketing external sales	$1,098	$790

* Represents primarily external sales of the Construction and Mining Products and the All Other segments.

OTHER PROFIT/LOSS ITEMS
Interest expense excluding Financial Products was $15 million lower compared to the first six months of 2003 primarily due to lower average borrowing rates.

Other income/expense was income of $90 million, up $35 million from the first six months of 2003. The favorable change was primarily due to the absence of investment impairments at Cat Insurance of $24 million and the favorable impact of Machinery and Engines currency gains of $17 million. Partially offsetting these favorable items was a lower gain on securitized finance receivables at Cat Financial ($13 million gain in 2004 compared with $22 million gain in 2003).

Caterpillar’s profit and cash flows are subject to fluctuation due to changes in foreign exchange rates and the company uses currency forward and option contracts to reduce the risk of fluctuations in exchange rates. The impact of currency in the first six months on Machinery and Engines other income/expense was favorable $17 million, reducing the net unfavorable profit before tax impact of currency to $113 million.

The provision for income taxes in the first six months reflects an estimated annual tax rate of 28 percent for 2004. We are anticipating a 28 percent rate for the full year compared to 27 percent in 2003 primarily due to a change in our geographic mix of profits. This annual tax rate is based on currently enacted legislation and, therefore, includes existing Extraterritorial Income Exclusion (ETI) provisions for 2004.

The equity in profit/loss of unconsolidated affiliated companies favorably impacted profit $16 million over the first six months of 2003, primarily driven by increased profitability at Shin Caterpillar Mitsubishi Ltd. Nearly half of the improvement was due to a gain on the sale of land.

SALES AND REVENUES OUTLOOK
We project company sales and revenues will increase about 25 percent in 2004, up from 20 percent in the previous outlook. Machinery and Engines volume is expected to increase sales and revenues about 20 percent, the favorable impact of currency is expected to contribute about 2 percent and the remainder will come from improved price realization and Financial Products revenues.

Central Banks are in the early stages of raising short-term interest rates from the lowest levels in decades. With most economies still operating below capacity and inflation near or below Central Bank targets, we anticipate rate hikes the rest of this year will be modest and will not undermine healthy recoveries in the industries we serve. We expect the world economy to grow 4 percent this year.

Strong demand for housing has emerged in many countries, reflecting a desire to upgrade the quality of housing. The economic recovery, which is boosting both employment and incomes, likely will support this demand in coming quarters. Neither nonresidential nor infrastructure construction have kept pace with economic growth in recent years. Therefore, efforts to upgrade, bolstered by rising profits and incomes, should continue.

Most raw materials prices soared over the past year, creating concerns about inflation. However, before the surge, prices had declined so low that producers were not maintaining capacity and users depleted inventories. The price surge reflected a return to prices that would encourage the capacity expansions needed to support a strong rebound in industrial production, a task that has barely begun. We expect most energy and metals prices to remain relatively high for the rest of this year, prolonging the mining recovery.

We expect company sales and revenues to continue to be strong in the second half, but year-over-year comparisons should reflect smaller increases than in the first two quarters. Sales and revenues strengthened significantly in the last half of 2003, so the future base for comparisons will be higher than what it was in the first half.

North America (United States and Canada)
U. S. economic indicators suggest the economic recovery is continuing at a rate strong enough to support further growth in the industries we serve but not so fast as to cause lasting inflation problems. Labor costs, the single biggest production cost in the economy, are likely to remain subdued. Six months of good job growth have not tightened labor markets and productivity gains likely will offset modest increases in compensation.

Consequently, we believe the Federal Reserve Bank (Fed) will be able to follow its preferred plan of gradually increasing interest rates and the Fed funds rate will end the year at 2 percent or less. The economy should grow more than 4 percent this year. In Canada, recent interest rate cuts should revive growth to near 3 percent.

Housing construction is expected to hold up for the rest of the year because higher incomes and improving consumer confidence should offset slightly higher mortgage interest rates. Nonresidential construction, coming off a long, severe downturn, should recover rapidly. Both coal and metals mining should benefit from favorable prices and the weaker dollar. We estimate that North American Machinery and Engines sales will increase about 35 percent in 2004.

EAME
Economies in the euro zone improved in the first half and we expect further strengthening in the second half. Other European countries, especially in Central Europe, will continue somewhat stronger recoveries. Overall European growth should average 2 percent for the year, which along with low interest rates, should boost construction spending.

Economic growth in both Africa/Middle East (AME) and the Commonwealth of Independent States (CIS) has been much stronger and should average 4 percent and 6 percent, respectively, this year. Regional growth is benefiting from high commodity prices, and some of the larger economies have been able to adopt more expansive economic policies. Better economic growth likely will allow further increases in construction spending.

We estimate that Machinery and Engines sales in EAME should rise about 10 percent in 2004. The major contributors to sales growth will be increased volume and the ongoing favorable impact of the stronger euro.

Latin America
The regional economy turned in a good first half, and we expect economic growth of at least 4 percent this year – the highest since 2000. Favorable energy and metals prices likely will support further investments into these sectors and provide the income needed to finance other construction projects. Domestic interest rates are low and employment is increasing, which should support more construction spending. As a result, we expect sales of Machinery and Engines in Latin America to be up about 25 percent in 2004.

Asia/Pacific
China, which led regional sales for more than two years, experienced a 38 percent drop in deliveries to end users in the second quarter. The decline was primarily caused by government administrative actions to curb selected activities, rather than an overall tightening in economic policies. Total bank lending and economic growth still appear robust. Nevertheless, the construction sector likely will fare worse than the overall economy for the rest of the year, with some offset coming from increases in electric power sales driven by hydroelectric and transmission constraints.

Prospects in the rest of the region are decidedly more favorable, and gains in these countries should offset declines in China. Domestic interest rates are low and exports are booming. These factors will support further increases in construction. The mining sector, which had a good first half, should continue to do well, and increases in demand for marine and electric power engines are expected to continue. Overall, we expect sales of Machinery and Engines in Asia/Pacific to increase around 25 percent in 2004.

Financial Products
We expect continued growth in Financial Products for the remainder of 2004, with full-year revenues expected to increase approximately 12 percent versus 2003 primarily due to higher average earning assets in 2004.

PROFIT OUTLOOK
We now expect profit per share to be up 80 to 85 percent from 2003, compared to 65 to 70 percent in our previous outlook. We expect to deliver about 7 percent Return on Sales and Revenues in 2004 as compared to 4.8 percent in 2003, despite increased retirement benefits of about $200 million, continued pressure on core operating costs associated with supporting higher than anticipated volumes and increased product development costs as we invest in our future.

Our outlook also factors in continued improvement in price realization, and uninterrupted production at our facilities worldwide, particularly within our U.S.-based, UAW-represented facilities. On August 5, 2004, the company presented the union with a last, best and final offer. A ratification vote is scheduled for August 15, 2004.

SUPPLEMENTAL INFORMATION
We are providing supplemental information including deliveries to users and dealer inventory levels. We sell the majority of our machines and engines to independently owned and operated dealers and OEMs to meet the demands of their customers, the end users. Due to time lags between our sales and the deliveries to end users we believe this information will help readers better understand our business and the industries we serve. All information provided in the supplemental section is in Constant Dollars.

Dealer New Machine Deliveries
Worldwide dealer deliveries of new machines to end users reached a record high in second quarter 2004, up 24 percent from the same quarter last year. Higher coal and metals prices contributed to increased deliveries into mining and helped economic recoveries in the developing countries. Economic recoveries, along with low interest rates, boosted deliveries into construction and construction-related activities.

Dealers in North America increased machine deliveries 33 percent, recording their second best quarter in history. Low interest rates, more favorable metals and coal prices, and a healthy economic recovery combined to produce favorable environments for most industries. Deliveries into rental fleets increased, but at a slightly slower pace than deliveries to end users.

Deliveries into North American mining surged 64 percent, with those into coal mining more than doubling. Mining commodity prices ranged up to 80 percent higher than in second quarter 2003, and mines increased output slightly. Dealer deliveries into general construction rose 40 percent from last year. Housing starts were higher as increased employment and incomes more than offset a slight increase in mortgage interest rates. Higher corporate profits encouraged businesses to increase nonresidential construction and rebuild capacity that had been impacted by a 24 percent decline in investment since 2000. Dealer deliveries into heavy construction were up 30 percent. Past increases in federal funding boosted highway construction, increased housing activity required more sewer and water construction, and higher oil and natural gas prices benefited energy development. More construction activity led to increased production and higher prices for quarry products and aggregates, resulting in a 50 percent increase in dealer deliveries into this industry. Much higher lumber prices led to a 38 percent increase in dealer deliveries into forestry.

In EAME, dealer deliveries of new machines were 10 percent higher than in the second quarter of 2003, including increases of 48 percent in AME and 34 percent in the CIS, with Europe about the same as last year. In both AME and the CIS, higher commodity prices helped provide the increased income needed to finance more construction and mining investment. In Europe, higher deliveries into the Central European countries, where strong economic recoveries were underway, offset a slight decline in deliveries into the euro-zone countries, where the economic recovery was slower.

Latin American dealers delivered 76 percent more new machines than in second quarter 2003. Higher metals prices led to increased deliveries into mining, and construction, which had been lagging the economic recovery, improved significantly in the second quarter.

In Asia/Pacific, dealer deliveries to end users were flat with a strong second quarter 2003. Dealer deliveries in China dropped 38 percent, with most of the decline occurring in the last two months of the quarter because the government limited some development projects to deal with inflationary pressures. Offsetting this decline, deliveries into the Southeast Asian countries were up sharply. The economies of these countries expanded rapidly and many benefited from better metals prices.

Dealer Inventories of New Machines
Worldwide dealer inventories at the end of second quarter 2004 were higher than a year earlier in all regions. However, increases in inventories failed to keep pace with deliveries, causing inventory-to-delivery ratios to decline in all regions. Overall, dealer inventories relative to deliveries were slightly below the average of the past 10 years.

Engine Deliveries to End Users and OEMs
Worldwide engine deliveries to end users and OEMs in the second quarter of 2004 rose 17 percent compared to deliveries in second quarter 2003. Ongoing economic growth and rising business and investor confidence continued to drive improved global investment and industry conditions. Strengthening engine deliveries into the electric power, on-highway truck, industrial and marine sectors substantially offset a slight decrease in deliveries into the petroleum sector. Worldwide engine deliveries to end users in the electric power sector rose 27 percent, with strong increases in Asia/Pacific, EAME and North America offsetting a moderate decrease in Latin America. Truck engine deliveries rose 28 percent with nearly all of the gain occurring in North America where industry demand continued to strengthen. Worldwide deliveries to end users in the petroleum sector dropped 3 percent, with substantial increases in deliveries to EAME and Latin America as a result of ongoing strength in energy prices partially offsetting decreases in deliveries to North America and Asia/Pacific. Global deliveries of industrial engines climbed 12 percent, driven by a shift to larger product mix and spurred investment from widespread economic growth. Worldwide marine engine deliveries were up 22 percent due to increases in large pleasure-craft demand and certain commercial marine sectors.

In North America, engine deliveries to end users and OEMs were up 14 percent from second quarter 2003. Engine deliveries into the industrial, marine, on-highway truck and electric power sectors increased, more than offsetting a decrease in engine deliveries to the petroleum sector. Engines delivered to North American truck and bus manufacturers rose 27 percent driven by growing industry demand from increases in freight tonnage. Engine deliveries to end users and OEMs in the industrial sector increased 73 percent from stronger industry demand as higher production levels encouraged expansion and replacement. Deliveries of engines into the electric power sector increased 16 percent with broad growth driven by improved economic conditions. Deliveries of engines into the petroleum sector decreased 32 percent due to a reduction in new turbine sales from completion of pipeline build cycles and tempering of investments while new systems were placed in service. Deliveries of engines into the marine sector increased 47 percent primarily from increased demand for pleasure craft.

In EAME, overall engine deliveries to end users and OEMs rose 11 percent with higher deliveries into the petroleum and electric power sectors more than offsetting small reductions in deliveries into the industrial and marine sectors. Petroleum deliveries rose 40 percent supported by increased investments from higher energy prices. Deliveries into the electric power sector rose 18 percent due to increases in demand for cogeneration and prime power from higher energy prices and industrial investment. EAME deliveries of large engines continued to gain from strong Middle Eastern demand due to favorable oil prices and ongoing infrastructure support needs.

Deliveries to end users and OEMs in Latin America rose 19 percent compared to second quarter 2003, when investments were delayed due to uncertainty. Engine deliveries into the industrial and marine sectors more than doubled as a result of strengthening economic growth and investment. Engine deliveries into on-highway truck and petroleum sectors increased 85 and 17 percent respectively, more than offsetting a 37 percent reduction in electric power deliveries driven partially by delivery timing.

Deliveries to end users and OEMs in Asia/Pacific were up 43 percent compared to second quarter 2003. Engine deliveries into the electric power and industrial sectors more than doubled driven by industrial expansion and increased demands for prime and quality power. Asia/Pacific demand for generator sets benefited from strong economic growth and regional transmission shortages. Deliveries into the marine and on-highway truck sectors increased almost 50 percent, more than offsetting a slight reduction in deliveries into the petroleum sector.

Dealer Inventories of Engines
Worldwide dealer engine inventories at the end of the second quarter were 13 percent above last year and were at normal levels compared to selling rates. North American and Latin American dealers have continued to reduce their inventories and their respective inventories are at normal levels. EAME dealer inventories increased further as dealers continued to ramp up to serve materializing demand from Middle Eastern infrastructure needs. Dealer inventories in Asia/Pacific rose as dealers ordered engines to serve expanding opportunities from strong economic growth and hydroelectric and transmission shortages.

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

8.  Financial Products – A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance), Caterpillar Power Ventures Corporation (Cat Power Ventures) and their subsidiaries. Cat Financial provides a wide range of financing alternatives for Caterpillar machinery and engines, Solar gas turbines, as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. Cat Power Ventures provides financing for independent power projects.

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

17. Securitized Finance Receivables – Cat Financial sells retail installment sale contracts and finance leases into public asset-backed securitization facilities. Gains/losses on the securitization of finance receivables represent the difference between the carrying value and fair value of the receivables.

18. 6 Sigma – On a technical level, 6 Sigma represents a measure of variation that achieves 3.4 defects per million opportunities. At Caterpillar, 6 Sigma represents a much broader cultural philosophy to drive continuous improvement throughout the value chain. It is a fact-based, data-driven methodology that we are using to improve processes, enhance quality, cut costs, grow our business and deliver greater value to our customers through Black Belt-led project teams. At Caterpillar, 6 Sigma goes beyond mere process improvement; it has become the way we work as teams to process business information, solve problems and manage our business successfully.

C.  Liquidity & Capital Resources

Sources of funds
We generate our capital resources primarily through operations. Consolidated operating cash flow was $571 million through the second quarter of 2004, compared with $977 million through the second quarter of 2003. The decrease is primarily the result of higher working capital requirements including a contribution to our U.S. pension plans of almost $500 million, partially offset by increased profits during 2004 as compared to 2003. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 34.

Total debt as of June 30, 2004 was $21.4 billion, an increase of $1.6 billion from year-end 2003. Debt related to Machinery and Engines increased $384 million, primarily due to the stock repurchase program, pension contribution, and funding of operating activities in 2004.

Debt related to Financial Products increased $1.2 billion due to growth at Cat Financial. We have two global credit facilities with a syndicate of banks totaling $4.675 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs. Based on management’s allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at June 30, 2004 was $4.075 billion. The five-year facility of $2.125 billion expires in September 2006. The 364-day facility of $2.55 billion expires in September 2004. The facility expiring in September 2004 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2004 that would mature in September 2005. Our total credit commitments as of June 30, 2004 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products

Credit lines available:
Global credit facility	$4,675	$600	$4,075
Other external	1,848	944	904

Total credit lines available	6,523	1,544	4,979
Less: Global credit facility supporting commercial paper	3,794	368	3,426
Less: Utilized credit	378	140	238

Available credit	$2,351	$1,036	$1,315

We also generate funding through the securitization of receivables. Through the second quarter of 2004, we generated $536 million and $659 million of capital resources from the securitization of trade and finance receivables, respectively. During the second quarter of 2004, Cat Financial began selling retail finance leases and installment sale contracts through syndications where the investors have no recourse to Cat Financial. Proceeds of $6 million were recognized from the sale of such contracts. As of June 30, 2004, we had trade and finance receivables of $1.6 billion and $16.4 billion, respectively.

We do not generate material funding through structured finance transactions.

Machinery and Engines
Operating cash flow was $96 million through the second quarter 2004, compared with $590 million for the same period a year ago. The decrease is due to the pension contribution in the second quarter of 2004, higher working capital requirements consisting primarily of increased inventory related to higher sales volume, and a higher incentive compensation payout. These items were partially offset by higher profit in 2004.

Pursuant to the share repurchase program authorized by the Board of Directors in October 2003, $250 million was spent to repurchase 3.21 million shares during the first six months of 2004. There were 342.7 million shares outstanding at the end of the second quarter 2004. The goal of the share repurchase program, which expires in October 2008, is to reduce the company’s outstanding shares to 320 million.

Capital expenditures, excluding equipment leased to others, during the first half of 2004 were $262 million, an increase of $63 million from the same period a year ago to support growth and new product initiatives.

Financial Products
Operating cash flow was $481 million through the second quarter 2004, compared with $372 million for the same period a year ago. The increase is primarily the result of an increase in profit in 2004 as compared to the same period a year ago. Cash used to purchase equipment leased to others was $534 million during the first half of 2004 compared to $547 million for the first half of 2003. In addition, net cash used for finance receivables was $1.3 billion for the first half of 2004, compared to $223 million for the first half of 2003 due to growth at Caterpillar Financial Services Corporation.

Financial Products total borrowings were $17.56 billion at June 30, 2004, an increase of $1.2 billion from December 31, 2003 due to financing a higher amount of assets. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At June 30, 2004, finance receivables past due over 30 days were 2.6%, compared with 2.5% at the end of December 31, 2003. The allowance for credit losses was 1.47% of finance receivables, net of unearned income, at June 30, 2004, compared to 1.49% at December 31, 2003. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $27 million and $42 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

Financial Products was in compliance with all debt covenants at June 30, 2004.

D.  Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, and reserves for warranty, product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. Following are the methods and assumptions used in determining our estimates and indication of the risks inherent in each:

Residual values for leased assets - Determined based on the product, specifications, application and hours of usage. Each product has its own model for evaluation that includes market value cycles and forecasts. Consideration is also given to the number of assets that will be returned from lease during a given time frame. Residual values could decline due to economic factors, obsolescence or other adverse circumstances.

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

Product liability and insurance loss reserves - Determined based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates, and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels.

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
Post-sale discount reserve – The company extends numerous merchandising programs that provide discounts to dealers as products are sold to end users. The reserve is determined based on historical data adjusted for known changes in merchandising programs. Discounts paid may differ from those estimated if actual program usage is higher or lower than our historical or expected rates.

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

E.  Pension and Other Postretirement Benefits

We recognized pension expense of $67 million and $141 million for the three and six months ended June 30, 2004, as compared to $36 million and $72 million for the three and six months ended June 30, 2003. The increase in expense was primarily a result of the amortization of actuarial losses resulting from a declining discount rate and poor performance of the equity markets in 2002 and 2001. SFAS 87, “Employers’ Accounting for Pensions” requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation. This increase is amortized into earnings as an actuarial loss. SFAS 87 also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected asset returns are amortized into earnings as actuarial gains and losses.

We recognized other postretirement benefit expense of $77 million and $154 million for the three and six months ended June 30, 2004, as compared to $67 million and $135 million for the three and six months ended June 30, 2003. The increase in expense is the result of the amortization of actuarial losses resulting from a declining discount rate, higher than expected benefit costs and an increase in expected health care inflation.

Our U.S. postretirement health care plans provide for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare part D. In accordance with FASB Staff Position 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we made a one-time election to defer accounting for the effects of the Act. As such, the amounts included in the June 30, 2004 consolidated financial statements related to our postretirement benefit plans do not reflect the effects of the Act. In May 2004, the FASB issued FSP 106-2, which superseded FSP 106-1. FSP 106-2 provides guidance on the accounting and disclosure requirements of the Act. We plan to adopt FSP 106-2 in the third quarter 2004. We expect the adoption of FSP 106-2 will reduce full-year 2004 net periodic postretirement benefit costs by approximately $40 million.

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

Although we have no ERISA funding requirements in 2004, on April 8, 2004, we made a voluntary cash contribution of $494 million to fund our U.S. pension plans. We also made contributions of approximately $60 million to certain non-U.S. pension plans during the first half of 2004, and anticipate additional contributions of approximately $30 million throughout the remainder of the year. We have adequate liquidity resources to fund both U.S. and non-U.S. plans.

F.  Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis. The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Engines – The Machinery and Engines data contained in the schedules on pages 43 to 50 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Regulation G. These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures. Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

Financial Products – our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – eliminations of transactions between Machinery and Engines and Financial Products.

Pages 43 to 50 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$7,100	$7,100	$-	$-
Revenues of Financial Products	464	-	613	(149)[2]

Total sales and revenues	7,564	7,100	613	(149)

Operating costs:
Cost of goods sold	5,550	5,550	-	-
Selling, general and administrative expenses	778	642	253	(117)[3]
Research and development expenses	215	215	-	-
Interest expense of Financial Products	120	-	122	(2)[4]
Other operating expenses	138	(2)	140	-

Total operating costs	6,801	6,405	515	(119)

Operating profit	763	695	98	(30)

Interest expense excluding Financial Products	59	60	-	(1)[4]
Other income (expense)	43	(7)	21	29 [5]

Consolidated profit before taxes	747	628	119	-

Provision for income taxes	209	168	41	-

Profit of consolidated companies	538	460	78	-

Equity in profit (loss) of unconsolidated affiliated companies	14	13	1	-
Equity in profit of Financial Products' subsidiaries	-	79	-	(79)[6]

Profit	$552	$552	$79	$(79)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products revenues earned from Machinery and Engines.
[3] Elimination of expenses recorded by Machinery and Engines paid to Financial Products.
[4] Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5] Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines[1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$5,501	$5,501	$-	$-
Revenues of Financial Products	431	-	475	(44)[2]

Total sales and revenues	5,932	5,501	475	(44)

Operating costs:
Cost of goods sold	4,329	4,329	-	-
Selling, general and administrative expenses	604	489	134	(19)[3]
Research and development expenses	169	169	-	-
Interest expense of Financial Products	118	-	122	(4)[4]
Other operating expenses	130	-	130	-

Total operating costs	5,350	4,987	386	(23)

Operating profit	582	514	89	(21)

Interest expense excluding Financial Products	65	65	-	-
Other income (expense)	37	7	9	21 [5]

Consolidated profit before taxes	554	456	98	-

Provision for income taxes	155	121	34	-

Profit of consolidated companies	399	335	64	-

Equity in profit (loss) of unconsolidated affiliated companies	-	-	-	-
Equity in profit of Financial Products' subsidiaries	-	64	-	(64)[6]

Profit	$399	$399	$64	$(64)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products revenues earned from Machinery and Engines.
[3] Elimination of expenses recorded by Machinery and Engines paid to Financial Products.
[4] Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5] Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$13,102	$13,102	$-	$-
Revenues of Financial Products	929	-	1,115	(186)[2]

Total sales and revenues	14,031	13,102	1,115	(186)

Operating costs:
Cost of goods sold	10,238	10,238	-	-
Selling, general and administrative expenses	1,495	1,230	393	(128)[3]
Research and development expenses	447	447	-	-
Interest expense of Financial Products	238	-	243	(5)[4]
Other operating expenses	276	-	276	-

Total operating costs	12,694	11,915	912	(133)

Operating profit	1,337	1,187	203	(53)

Interest expense excluding Financial Products	116	118	-	(2)[4]
Other income (expense)	90	9	30	51 [5]

Consolidated profit before taxes	1,311	1,078	233	-

Provision for income taxes	367	287	80	-

Profit of consolidated companies	944	791	153	-

Equity in profit (loss) of unconsolidated affiliated companies	20	18	2	-
Equity in profit of Financial Products' subsidiaries	-	155	-	(155)[6]

Profit	$964	$964	$155	$(155)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products revenues earned from Machinery and Engines.
[3] Elimination of expenses recorded by Machinery and Engines paid to Financial Products.
[4] Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5] Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$9,925	$9,925	$-	$-
Revenues of Financial Products	828	-	915	(87)[2]

Total sales and revenues	10,753	9,925	915	(87)

Operating costs:
Cost of goods sold	7,959	7,959	-	-
Selling, general and administrative expenses	1,174	965	248	(39)[3]
Research and development expenses	321	321	-	-
Interest expense of Financial Products	238	-	246	(8)[4]
Other operating expenses	257	2	255	-

Total operating costs	9,949	9,247	749	(47)

Operating profit	804	678	166	(40)

Interest expense excluding Financial Products	131	131	-	-
Other income (expense)	55	3	12	40 [5]

Consolidated profit before taxes	728	550	178	-

Provision for income taxes	204	141	63	-

Profit of consolidated companies	524	409	115	-

Equity in profit (loss) of unconsolidated affiliated companies	4	2	2	-
Equity in profit of Financial Products' subsidiaries	-	117	-	(117)[6]

Profit	$528	$528	$117	$(117)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products revenues earned from Machinery and Engines.
[3] Elimination of expenses recorded by Machinery and Engines paid to Financial Products.
[4] Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5] Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At June 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments

Assets:
Current assets:
Cash and short-term investments	$467	$296	$171	$-
Receivables - trade and other	3,831	2,858	1,622	(649)[2]
Receivables - finance	8,401	-	8,401	-
Deferred and refundable income taxes	605	532	73	-
Prepaid expenses	1,325	1,340	13	(28)[3]
Inventories	4,097	4,097	-	-

Total current assets	18,726	9,123	10,280	(677)

Property, plant and equipment – net	7,140	4,559	2,581	-
Long-term receivables - trade and other	96	93	3	-
Long-term receivables - finance	8,010	-	8,010	-
Investments in unconsolidated affiliated companies	820	465	355	-
Investments in Financial Products subsidiaries	-	2,675	-	(2,675)[4]
Deferred income taxes	532	746	11	(225)[5]
Intangible assets	235	227	8	-
Goodwill	1,395	1,395	-	-
Other assets	1,764	857	1,011	(104)[10]

Total assets	$38,718	$20,140	$22,259	$(3,681)

Liabilities
Current liabilities:
Short-term borrowings	2,694	402	2,755	(463)[6]
Accounts payable	3,664	3,401	186	77 [7]
Accrued expenses	1,688	906	896	(114)[8]
Accrued wages, salaries and employee benefits	1,210	1,201	9	-
Dividends payable	141	141	-	-
Deferred and current income taxes payable	189	89	100	-
Deferred liability	-	-	281	(281)[9]
Long-term debt due within one year	3,739	6	3,733	-

Total current liabilities	13,325	6,146	7,960	(781)
Long-term debt due after one year	14,981	3,644	11,337	-
Liability for postemployment benefits	3,253	3,253	-	-
Deferred income taxes and other liabilities	549	487	287	(225)[5]

Total liabilities	32,108	13,530	19,584	(1,006)

Stockholders' equity
Common stock	1,118	1,118	890	(890)[4]
Treasury stock	(3,105)	(3,105)	-	-
Profit employed in the business	9,146	9,146	1,649	(1,649)[4]
Accumulated other comprehensive income	(549)	(549)	136	(136)[4]

Total stockholders' equity	6,610	6,610	2,675	(2,675)
Total liabilities and stockholders' equity	$38,718	$20,140	$22,259	$(3,681)

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
[8] Elimination of prepaid insurance in Financial Products' accrued expenses.
[9] Elimination of Financial Products deferred liabilities with Machinery and Engines.
[10] Elimination of Cat Inc.’s investment in Cat Insurance’s (BM) VEBA offset to other accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments

Assets:
Current assets:
Cash and short-term investments	$342	$220	$122	$-
Receivables - trade and other	3,666	2,993	1,642	(969)[2]
Receivables - finance	7,605	-	7,605	-
Deferred and refundable income taxes	707	645	62	-
Prepaid expenses	1,424	1,403	27	(6)[3]
Inventories	3,047	3,047	-	-

Total current assets	16,791	8,308	9,458	(975)

Property, plant and equipment – net	7,290	4,682	2,608	-
Long-term receivables - trade and other	82	81	1	-
Long-term receivables - finance	7,822	-	7,822	-
Investments in unconsolidated affiliated companies	800	426	374	-
Investments in Financial Products subsidiaries	-	2,547	-	(2,547)[4]
Deferred income taxes	616	819	19	(222)[5]
Intangible assets	239	230	9	-
Goodwill	1,398	1,398	-	-
Other assets	1,427	719	708	-

Total assets	$36,465	$19,210	$20,999	$(3,744)

Liabilities
Current liabilities:
Short-term borrowings	2,757	72	3,160	(475)[6]
Accounts payable	3,100	3,078	243	(221)[7]
Accrued expenses	1,638	857	802	(21)[8]
Accrued wages, salaries and employee benefits	1,802	1,788	14	-
Dividends payable	127	127	-	-
Deferred and current income taxes payable	216	166	50	-
Deferred liability	-	-	259	(259)[9]
Long-term debt due within one year	2,981	32	2,949	-

Total current liabilities	12,621	6,120	7,477	(976)
Long-term debt due after one year	14,078	3,367	10,711	-
Liability for postemployment benefits	3,172	3,172	-	-
Deferred income taxes and other liabilities	516	473	264	(221)[5]

Total liabilities	30,387	13,132	18,452	(1,197)

Stockholders' equity
Common stock	1,059	1,059	890	(890)[4]
Treasury stock	(2,914)	(2,914)	-	-
Profit employed in the business	8,450	8,450	1,495	(1,495)[4]
Accumulated other comprehensive income	(517)	(517)	162	(162)[4]

Total stockholders' equity	6,078	6,078	2,547	(2,547)
Total liabilities and stockholders' equity	$36,465	$19,210	$20,999	$(3,744)

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
[6] Elimination of Financial Products short-term borrowings from Machinery and Engines.
[7] Elimination of payables between Machinery and Engines and Financial Products.
[8] Elimination of prepaid insurance in Financial Products' accrued expenses.
[9] Elimination of Financial Products deferred liabilities with Machinery and Engines.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$964	$964	$155	$(155)[2]
Adjustments for non-cash items:
Depreciation and amortization	703	408	295	-
Undistributed profit of Financial Products	-	(155)	-	155 [3]
Other	(75)	(51)	2	(26)[4]
Changes in assets and liabilities:
Receivables - trade and other	(323)	(131)	(36)	(156)[4]
Inventories	(921)	(921)	-	-
Accounts payable and accrued expenses	506	375	(25)	156 [4]
Other - net	(283)	(393)	90	20 [4]

Net cash provided by operating activities	571	96	481	(6)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(293)	(262)	(31)	-
Expenditures for equipment leased to others	(535)	(1)	(534)	-
Proceeds from disposals of property, plant and equipment	381	13	368	-
Additions to finance receivables	(10,802)	-	(10,802)	-
Collection of finance receivables	8,292	-	8,292	-
Proceeds from the sale of finance receivables	1,181	-	1,181	-
Net intercompany borrowings	-	201	(43)	(158)[5]
Investments and acquisitions (net of cash acquired)	(5)	(7)	2	-
Other – net	(110)	(8)	(102)	-

Net cash used for investing activities	(1,891)	(64)	(1,669)	(158)

Cash flow from financing activities:
Dividends paid	(254)	(254)	-	-
Common stock issued, including treasury shares reissued	107	107	-	-
Treasury shares purchased	(250)	(250)	-	-
Net intercompany borrowings	-	43	(201)	158 [5]
Proceeds from long-term debt issued	3,322	255	3,067	-
Payments on long-term debt	(1,571)	(29)	(1,542)	-
Short-term borrowings - net	45	133	(88)	-

Net cash provided by financing activities	1,399	5	1,236	158

Effect of exchange rate on cash	46	39	1	6 [6]

Increase (decrease) in cash and short-term investments	125	76	49	-
Cash and short-term investments at beginning of period	342	220	122	-

Cash and short-term investments at end of period	$467	$296	$171	$-

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products profit after tax due to equity method of accounting.
[3] Non-cash adjustment for the undistributed earnings from Financial Products.
[4] Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5] Net proceeds and payments to/from Machinery and Engines and Financial Products.
[6] Elimination of the effect of exchange on intercompany balances.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery & Engines [1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$528	$528	$117	$(117)[2]
Adjustments for non-cash items:
Depreciation and amortization	671	412	259	-
Undistributed profit of Financial Products	-	(117)	-	117 [3]
Other	(46)	(18)	(45)	17 [4]
Changes in assets and liabilities:
Receivables - trade and other	(323)	(234)	(62)	(27)[4]
Inventories	(186)	(186)	-	-
Accounts payable and accrued expenses	233	92	82	59 [4]
Other – net	100	113	21	(34)[4]

Net cash provided by operating activities	977	590	372	15

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(210)	(199)	(11)	-
Expenditures for equipment leased to others	(550)	(3)	(547)	-
Proceeds from disposals of property, plant and equipment	314	-	314	-
Additions to finance receivables	(7,875)	-	(7,875)	-
Collection of finance receivables	6,452	-	6,452	-
Proceeds from the sale of finance receivables	1,200	-	1,200	-
Net intercompany borrowings	-	27	15	(42)[5]
Investments and acquisitions (net of cash acquired)	(12)	(5)	(7)	-
Other – net	(100)	(42)	(87)	29 [6]

Net cash used for investing activities	(781)	(222)	(546)	(13)

Cash flow from financing activities:
Dividends paid	(240)	(240)	-	-
Common stock issued, including treasury shares reissued	18	18	29	(29)[6]
Net intercompany borrowings	-	-	(42)	42 [5]
Proceeds from long-term debt issued	2,488	81	2,407	-
Payments on long-term debt	(1,872)	(251)	(1,621)	-
Short-term borrowings - net	(622)	(6)	(616)	-

Net cash provided by (used for) financing activities	(228)	(398)	157	13

Effect of exchange rate on cash	32	32	15	(15)[7]

Increase (decrease) in cash and short-term investments	-	2	(2)	-
Cash and short-term investments at beginning of period	309	146	163	-

Cash and short-term investments at end of period	$309	$148	$161	$-

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products profit after tax due to equity method of accounting.
[3] Non-cash adjustment for the undistributed earnings from Financial Products.
[4] Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5] Net proceeds and payments to/from Machinery and Engines and Financial Products.
[6] Change in investment and common stock related to Financial Products.
[7] Elimination of the effect of exchange on intercompany balances.

G.  Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our second-quarter 2004 Form 10-Q and prepared statements from the related results webcast are forward-looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be", "should" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

World Economic Factors
A vigorous worldwide economic recovery is now underway and global economic growth is expected to be about 4 percent in 2004, or about 1½ percentage points more than in 2003. All regions are now improving. Industrial production in many developing countries increased sharply over the past year, often at double-digit rates.

Central Banks are in the early stages of raising short-term interest rates from the lowest in decades. With most economies still operating below capacity and inflation near or below Central Bank targets, we anticipate rate hikes the rest of this year will be modest and will not undermine healthy recoveries in the industries we serve. If, however, central bankers decide to raise interest rates significantly, the recovery would be less robust than assumed, likely weakening machinery and engine sales.

Strong demand for housing has emerged in many countries, reflecting a desire to upgrade the quality of housing. The economic recovery, which is boosting both employment and incomes, likely will support this demand in coming quarters. Both nonresidential and infrastructure construction have not kept pace with economic growth in recent years; efforts to upgrade, bolstered by rising profits and incomes, should continue. Should growth slow, or long-term interest rates rise, the recovery in construction would be vulnerable.

Most raw materials prices soared over the past year, creating concerns about inflation. However, before the surge, prices had declined so low that producers were not maintaining capacity and users depleted inventories. The price surge reflected a return to prices that would encourage the capacity expansions needed to support a strong rebound in industrial production, a task that has barely begun. We expect most energy and metals prices to remain relatively high for the rest of this year, prolonging the mining recovery. An unexpected, sharp decline in prices would harm the recovery.

U. S. economic indicators suggest the economic recovery is continuing at a rate strong enough to support further growth in the industries we serve but not so fast as to cause lasting inflation problems. Consequently, we believe the Fed will be able to follow its preferred plan of gradually increasing interest rates and the Fed funds rate will end the year at 2 percent or less. The economy should grow more than 4 percent this year. In Canada, recent interest rate cuts should revive growth to near 3 percent. Housing construction should hold up for the rest of year because higher incomes and improving consumer confidence should offset slightly higher mortgage interest rates. Nonresidential construction, coming off a long, severe downturn, should recover rapidly. Both coal and metals mining should benefit from favorable prices and the weaker dollar. Should any of these factors change substantially, our sales probably would be weaker than assumed.

Economies in the euro zone improved in the first half and we expect further strengthening in the second half. Economic growth in both Africa/Middle East and CIS has been much stronger and should average 4 percent and 6 percent, respectively, this year. Growth in those two regions is benefiting immensely from high commodity prices and some of the larger economies have been able to adopt more expansive economic policies. Better economic growth likely will allow further increases in construction spending. The expected sales recovery in EAME is vulnerable to any unexpected weakening in the European economy or sharp breaks in commodity prices.

The Japanese economy has been in recovery for nine consecutive quarters and our outlook assumes that measures employed by the Bank of Japan - zero interest rates, the maintenance of high levels of reserves in the banking system and the purchase of long-term government bonds - will allow this recovery to continue. We project economic growth of more than 4 percent in 2004, somewhat better than in 2003 and the best year since 1996. The economy remains vulnerable to any tightening in financial conditions and should that occur, the recovery could stall. Slower economic growth would adversely affect our sales in that country and could have a negative impact on other economies, particularly those in the region.

The Latin American economy turned in a good first half and we expect economic growth of 4 percent this year – the highest since 2000. Favorable energy and metals prices likely will support further investments into those sectors and help provide the income needed to finance other construction projects. Domestic interest rates are low and employment is increasing; both should support more construction spending. Any slowing in the world economy or collapse in commodity prices would jeopardize the expected large increase in sales.

China, which led regional sales for over two years, experienced a sharp drop in deliveries in the second quarter. Government administrative actions to curb selected activities, rather than an overall tightening in economic policies, appear to have caused the decline. Total bank lending and economic growth still appear robust. Nevertheless, the construction sector likely will fare worse than the overall economy for the rest of the year. Prospects in the rest of the region are decidedly more favorable, and gains in these countries should offset declines in China. Domestic interest rates are low and exports are booming. These factors will support further increases in construction. The large mining sector, which had a good first half, should continue to do well. The major threat to the expected growth in sales would be a more severe slowing in the Chinese economy.

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

Monetary and Fiscal Policies
For most companies operating in a global economy, monetary and fiscal policies implemented in the United States and abroad could have a significant impact on economic growth, and accordingly, demand for a product. In general, higher than expected interest rates, reductions in government spending, higher taxes, significant currency devaluations, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand.

With economic data looking more favorable, Central Banks in developed countries have started raising interest rates from the lowest rates in decades. Four (U. S. Federal Reserve Bank, Reserve Bank of Australia, Bank of England and the Swiss National Bank) have implemented modest interest rate increases. Our outlook assumes that Central Banks will take great care to ensure that economic recoveries continue and that interest rates will remain low throughout 2004. Should Central Banks raise interest rates too aggressively, both economic growth and our sales could suffer.

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

Our outlook assumes that there will be no major wars in either North Korea or the Middle East in the forecast period. Such military conflicts could severely disrupt sales into countries affected, as well as nearby countries.

Our outlook also assumes that there will be no major terrorist attacks. If there is a major terrorist attack, confidence could be undermined, causing a sharp drop in economic activities and our sales. Attacks in major developed economies would be the most disruptive.

Our outlook assumes that efforts by countries to increase their exports will not result in retaliatory countermeasures by other countries to block such exports, particularly in the Asia/Pacific region. In addition, our outlook assumes that any change in U.S. tax law, including repeal of the ETI provisions, will not negatively impact our provision for income taxes.

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

Our outlook assumes that there will be no significant work stoppages at any of our facilities worldwide. On April 25, 2004, employee members of the United Auto Workers (UAW) voted to reject the company's contract proposal for a new 6-year labor agreement. On August 5, 2004, the company presented the union with a last, best and final offer. A ratification vote is scheduled for August 15, 2004. Operations continue as normal. Collective bargaining negotiations continue with the UAW, but if for whatever reason, a prolonged labor disruption were to happen, our sales and revenues and profit results would likely be negatively impacted, particularly in the event of a subsequent union employee work stoppage.

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

The environment also remains very competitive from a pricing standpoint. Our outlook assumes that the company is successful in implementing worldwide machine price increases communicated to dealers with an effective date of July 1, 2004. If for whatever reason the price increases are not accepted in the marketplace, our results will be negatively impacted. Moreover, additional price discounting would result in lower than anticipated realization.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recent fiscal quarter, there have been no significant changes in the company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosure regarding legal proceedings contained in Part II - Item 1 "Legal Proceedings" of our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2004 is updated by the following disclosure:

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar’s late payments. At June 30, 2004, the past due receivable from Navistar regarding the foregoing was $139 million. The pending complaint also has claims alleging that Franklin Power Products, Inc., Newstream Enterprises, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream. At June 30, 2004, the past due receivables for the foregoing totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc., and Sturman Engine Systems, Inc., colluded with Navistar to utilize technology that Sturman Industries, Inc., misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar’s prospective economic relationship with Navistar. The pending complaint further alleges that the two parties’ collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On August 30, 2002, a World Trade Organization (WTO) arbitration panel determined that the European Union (EU) may impose up to $4.04 billion per year in retaliatory tariffs if the U.S. tax code is not brought into compliance with an August 2001 WTO decision that found the extraterritorial tax (ETI) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. In March 2004, the EU began to impose retaliatory tariffs of 5 percent on certain U.S. origin goods. These tariffs have increased 1 percentage point per month since they were imposed and will increase to 17 percent after one year. The EU has indicated it will re-evaluate its position at that point, in light of its option of imposing tariffs of up to 100 percent on the listed goods. Given the makeup of the final retaliation list, some Caterpillar parts and components will be subjected to these tariffs. We do not believe these tariffs will materially impact our financial results. The company has production facilities in the EU, Russia, Asia, and South America. Products sold into the EU from these plants are not affected by this retaliatory tariff. Congress is currently considering legislation that is expected to resolve this issue. We cannot predict how the U.S. legislative process will affect the company’s 2004 provision for income taxes. It is possible that enacted changes in legislation could significantly increase our 2004 provision for income taxes by lowering our expected 2004 export benefits and/or decreasing the enacted tax rate used to value our deferred tax assets.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Non-U.S. Employee Stock Purchase Plans
We have 28 employee stock purchase plans administered outside the United States for our foreign employees. As of June 30, 2004, those plans had approximately 8,165 participants in the aggregate. During the second quarter of 2004, a total of 65,252 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

(b)
During the quarter ended June 30, 2004, reports on Form 8-K were filed pursuant to Item 5 on April 14, April 15, April 22, and June 9, and furnished pursuant to Item 12 on April 22. Additional reports on Form 8-K were filed on July 22 pursuant to Item 5; on July 12 pursuant to Item 9; and furnished on July 22, 2004 pursuant to Item 12. No financial statements were filed as part of those reports.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.
August 6, 2004	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

August 6, 2004	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer
(F. Lynn McPheeters)

August 6, 2004	/s/ David B. Burritt	Controller and Chief Accounting Officer
(David B. Burritt)

August 6, 2004	/s/ James B. Buda	Secretary
(James B. Buda)

