Form 10-Q
period 2004-09-30
CATERPILLAR INC
filed 2004-11-08
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Registrant's telephone number, including area code: (309) 675-1000
At September 30, 2004, 341,235,956 shares of common stock of the Registrant were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	September 30,
	2004	2003

Sales and revenues:
Sales of Machinery and Engines	$7,175	$5,112
Revenues of Financial Products	474	433

Total sales and revenues	7,649	5,545

Operating costs:
Cost of goods sold	5,728	4,143
Selling, general and administrative expenses	734	627
Research and development expenses	240	173
Interest expense of Financial Products	129	116
Other operating expenses	140	101

Total operating costs	6,971	5,160

Operating profit	678	385

Interest expense excluding Financial Products	60	61
Other income (expense)	45	(40)

Consolidated profit before taxes	663	284

Provision for income taxes	182	69

Profit of consolidated companies	481	215

Equity in profit (loss) of unconsolidated affiliated companies	17	7

Profit	$498	$222

Profit per common share	$1.45	$0.64

Profit per common share - diluted [1]	$1.41	$0.62

Weighted average common shares outstanding (millions)
- Basic	341.8	346.3
- Diluted [1]	353.0	356.1

Cash dividends declared per common share	$-	$-

[1] Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Nine Months Ended
	September 30,
	2004	2003

Sales and revenues:
Sales of Machinery and Engines	$20,277	$15,037
Revenues of Financial Products	1,403	1,261

Total sales and revenues	21,680	16,298

Operating costs:
Cost of goods sold	15,952	12,102
Selling, general and administrative expenses	2,223	1,801
Research and development expenses	685	494
Interest expense of Financial Products	367	354
Other operating expenses	416	358

Total operating costs	19,643	15,109

Operating profit	2,037	1,189

Interest expense excluding Financial Products	176	192
Other income (expense)	135	15

Consolidated profit before taxes	1,996	1,012

Provision for income taxes	549	273

Profit of consolidated companies	1,447	739

Equity in profit (loss) of unconsolidated affiliated companies	37	11

Profit	$1,484	$750

Profit per common share	$4.34	$2.17

Profit per common share - diluted [1]	$4.19	$2.15

Weighted average common shares outstanding (millions)
- Basic	342.3	345.1
- Diluted [1]	354.2	349.0

Cash dividends declared per common share	$.78	$.70

[1] Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Nine Months Ended (Unaudited) (Millions of dollars)
	September 30, 2004		September 30, 2003

Common stock:
Balance at beginning of period	$1, 059		$1,034
Common shares issued from treasury stock	73		2

Balance at end of period	1,132		1,036

Treasury stock:
Balance at beginning of period	(2,914)		(2,669)
Shares issued: 2004 - 2,770,916; 2003 - 2,985,265	76		98
Shares repurchased: 2004 - 5,297,000	(400)		-

Balance at end of period	(3,238)		(2,571)

Profit employed in the business:
Balance at beginning of period	8,450		7,849
Profit	1,484	$1,484	750	$750
Dividends declared	(267)		(242)

Balance at end of period	9,667		8,357

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	348		86
Aggregate adjustment for period	5	5	149	149

Balance at end of period	353		235

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 2004-$460; 2003-$383)	(934)		(771)
Aggregate adjustment for period	-	-	-	-

Balance at end of period (net of tax of: 2004-$460; 2003-$383)	(934)		(771)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(48)		(37)
Aggregate adjustment for period	(1)	(1)	(1)	(1)

Balance at end of period	(49)		(38)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 2004-$54; 2003-$5)	104		11
Gains/(losses) deferred during period (net of tax of: 2004-$4; 2003-$5)	8	8	(11)	(11)
(Gains)/losses reclassified to earnings during period (net of tax of: 2004-$17; 2003-$19)	(33)	(33)	39	39

Balance at end of period (net of tax of: 2004-$41; 2003-$19)	79		39

Available-for-sale securities:
Balance at beginning of period (net of tax of: 2004-$7; 2003-$17)	13		(31)
Gains/(losses) deferred during period (net of tax of: 2004-$1; 2003-$6)	(2)	(2)	31	31
(Gains)/losses reclassified to earnings during period (net of tax of 2004-$0; 2003-$9)	-	-	5	5

Balance at end of period (net of tax of: 2004-$6; 2003-$2)	11		5

Total accumulated other comprehensive income	(540)		(530)

Comprehensive income		$1,461		$962

Stockholders' equity at end of period	$7,021		$6,292

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Millions of dollars)
	September 30, 2004	December 31, 2003

Assets
Current assets:
Cash and short-term investments	$417	$342
Receivables - trade and other	3,790	3,666
Receivables - finance	8,951	7,605
Deferred and refundable income taxes	619	707
Prepaid expenses	1,350	1,424
Inventories	4,509	3,047

Total current assets	19,636	16,791

Property, plant and equipment - net	7,303	7,290
Long-term receivables - trade and other	268	82
Long-term receivables - finance	8,326	7,822
Investments in unconsolidated affiliated companies	839	800
Deferred income taxes	516	616
Intangible assets	361	239
Goodwill	1,450	1,398
Other assets	1,695	1,427

Total assets	$40,394	$36,465

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	336	72
Financial Products	2,582	2,685
Accounts payable	3,934	3,100
Accrued expenses	1,793	1,638
Accrued wages, salaries and employee benefits	1,345	1,802
Dividends payable	-	127
Deferred and current income taxes payable	235	216
Long-term debt due within one year:
Machinery and Engines	6	32
Financial Products	3,595	2,949

Total current liabilities	13,826	12,621

Long-term debt due after one year:
Machinery and Engines	3,642	3,367
Financial Products	12,112	10,711
Liability for postemployment benefits	3,234	3,172
Deferred income taxes and other liabilities	559	516

Total liabilities	33,373	30,387

Stockholders' equity
Common stock of $1.00 par:
Authorized shares: 900,000,000 Issued shares: (09/30/04 and 12/31/03 - 407,447,312) at paid in amount	1,132	1,059
Treasury stock (09/30/04 - 66,211,356; 12/31/03 - 63,685,272) at cost	(3,238)	(2,914)
Profit employed in the business	9,667	8,450
Accumulated other comprehensive income	(540)	(517)

Total stockholders' equity	7,021	6,078

Total liabilities and stockholders' equity	$40,394	$36,465

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Condensed Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Nine Months Ended
	September 30,
	2004	2003

Cash flow from operating activities:
Profit	$1,484	$750
Adjustments for non-cash items:
Depreciation and amortization	1,055	1,008
Other	(120)	46
Changes in assets and liabilities:
Receivables - trade and other	(461)	(220)
Inventories	(1,225)	(294)
Accounts payable and accrued expenses	815	108
Other - net	(13)	9

Net cash provided by operating activities	1,535	1,407

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(519)	(352)
Expenditures for equipment leased to others	(827)	(781)
Proceeds from disposals of property, plant and equipment	531	451
Additions to finance receivables	(16,493)	(12,245)
Collections of finance receivables	13,010	10,044
Proceeds from the sale of finance receivables	1,434	1,472
Investments and acquisitions (net of cash acquired)	(284)	(26)
Other - net	(193)	(55)

Net cash used for investing activities	(3,341)	(1,492)

Cash flow from financing activities:
Dividends paid	(395)	(361)
Common stock issued, including treasury shares reissued	137	81
Treasury shares purchased	(400)	-
Proceeds from long-term debt issued	4,532	4,233
Payments on long-term debt	(2,615)	(2,992)
Short-term borrowings - net	563	(788)

Net cash provided by financing activities	1,822	173

Effect of exchange rate changes on cash	59	-

Increase (decrease) in cash and short-term investments	75	88

Cash and short-term investments at beginning of period	342	309

Cash and short-term investments at end of period	$417	$397

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. A. Financial Statement Presentation

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2004 and 2003, (b) the changes in stockholders' equity for the nine month periods ended September 30, 2004 and 2003, (c) the consolidated financial position at September 30, 2004 and December 31, 2003, and (d) the consolidated statement of cash flow for the nine month periods ended September 30, 2004 and 2003, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

(3)
Financial Products - A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance), Caterpillar Power Ventures Corporation (Cat Power Ventures) and their subsidiaries. Cat Financial provides a wide range of financing alternatives for Caterpillar machinery and engines, Solar gas turbines, as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. Cat Power Ventures is an active investor in independent power projects using Caterpillar power generation equipment and services.

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

Pro forma net profit and profit per share using the binomial option-pricing model for the 2004 grant and the Black-Scholes option- pricing model for 2003 and previous grants were:

	Three Months Ended September 30,
(Dollars in millions except per share data)	2004	2003

Profit, as reported	$498	$222
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(58)	(19)

Pro forma profit	$440	$203

Profit per share of common stock:
As reported:
Basic	$1.45	$0.64
Diluted	$1.41	$0.62
Pro forma:
Basic	$1.29	$0.59
Diluted	$1.25	$0.57

	Nine Months Ended September 30,
(Dollars in millions except per share data)	2004	2003

Profit, as reported	$1,484	$750
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(103)	(50)

Pro forma profit	$1,381	$700

Profit per share of common stock:
As reported:
Basic	$4.34	$2.17
Diluted	$4.19	$2.15
Pro forma:
Basic	$4.03	$2.03
Diluted	$3.90	$2.00

Pro forma net profit and profit per share for the three and nine month periods ending September 30, 2004 using the Black-Scholes option-pricing model would have been:

	Three Months Ended September 30,	Nine Months Ended September 30,
(Dollars in millions except per share data)	2004	2004

Profit, as reported	$498	$1,484
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(76)	(127)

Pro forma profit	$422	$1,357

Profit per share of common stock:
Pro forma:
Basic	$1.23	$3.97
Diluted	$1.20	$3.83

2. The results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results for the entire year 2004.

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

Pursuant to a consent decree Caterpillar entered with the EPA, the company was required to meet certain emission standards by October 2002. The decree provides that if engine manufacturers were unable to meet the standards at that time, they would be required to pay a Non-Conformance Penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. The company began introduction of fully compliant ACERT engines in 2003 and by the end of 2003 Caterpillar was only producing fully compliant engine models. As a result, NCPs are not payable for any engines built in 2004. The company’s operating profit was favorably impacted in the third quarter 2004 and year to date 2004 by $36 million and $132 million, respectively, due to the absence of NCPs that were recorded in those periods in 2003.

In addition, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects are $33 million, of which $2 million was made in the first nine months of 2004. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

We are a party to litigation matters and claims that are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on our consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar’s late payments. At September 30, 2004, the past due receivable from Navistar regarding the foregoing was $139 million. The pending complaint also has claims alleging that Franklin Power Products, Inc., Newstream Enterprises, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream. At September 30, 2004, the past due receivables for the foregoing totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc., and Sturman Engine Systems, Inc., colluded with Navistar to utilize technology that Sturman Industries, Inc., misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar’s prospective economic relationship with Navistar. The pending complaint further alleges that the two parties’ collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On May 7, 2002, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its fourth amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002, and claims that Caterpillar made certain fraudulent misrepresentations with respect to the availability of engines during this time period. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has been effectively terminated. Caterpillar denies International's claims and will vigorously contest them. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar after a reasonable period. Caterpillar anticipates that a trial currently scheduled to begin in the first quarter of 2005 will address all remaining issues in this matter.  This matter is not related to the breach of contract action brought by Caterpillar against Navistar currently pending in the Circuit Court of Peoria County, Illinois.

The EU is imposing retaliatory tariffs on certain U.S. origin goods as a result of a WTO decision that found the extraterritorial income exclusion (ETI) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constituted a prohibited export subsidy. These tariffs, which began in March of 2004 at 5 percent, have increased 1 percentage point per month and would increase to 17 percent after one year. Given the makeup of the final retaliation list, some Caterpillar parts and components are subject to these tariffs. We do not believe these tariffs will materially impact our financial results. The company has production facilities in the EU, Russia, Asia, and South America. Products sold into the EU from these plants are not affected by this retaliatory tariff. The American Jobs Creation Act of 2004 (Act), enacted on October 22, 2004, phases-out the ETI provisions. As a result, the EU announced that it plans to end the retaliatory sanctions pending the outcome of a WTO review to determine whether certain provisions of the Act are compliant with the ruling against the FSC/ETI regime. The sanctions are not expected to be lifted officially until January 1, 2005.

4. Inventories

Inventories (principally "last-in, first-out" method) comprise the following:

(Millions of dollars)	September 30,	December 31,
	2004	2003

Raw materials	$1,493	$1,105
Work-in-process	691	377
Finished goods	2,131	1,381
Supplies	194	184

Total inventories	$4,509	$3,047

5. Intangible Assets and Goodwill

A. Intangible Assets

Intangible assets are comprised of the following:

(Millions of dollars)	September 30,	December 31,
	2004	2003

Intellectual property	$203	$126
Pension-related	157	157
Other	73	-

Total intangible assets - gross	433	283
Less: Accumulated amortization of finite lived intangible assets	(72)	(44)

Intangible assets - net	$361	$239

During the third quarter of 2004 we acquired finite lived intangible assets of $130 million. (See Note 13 for details on the acquisition of these assets.) Amortization expense for the three and nine months ended September 30, 2004 was $5 million and $16 million, respectively. Amortization expense for the three and nine months ended September 30, 2003 was $6 million and $10 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2004	2005	2006	2007	2008	Thereafter

$21	$20	$19	$16	$14	$128

B. Goodwill

During the third quarter of 2004 we acquired assets with related goodwill of $55 million. (See Note 13 for details on the acquisition of these assets.) No goodwill was impaired or disposed of during the three or nine month periods ended September 30, 2004. No goodwill was acquired or impaired during the three or nine month periods ended September 30, 2003. During the third quarter of 2003 we disposed of assets with related goodwill of $3 million.

6. Unconsolidated Affiliated Companies

Our investment in affiliated companies accounted for by the equity method consists primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) in Japan. Combined financial information of the unconsolidated affiliated companies accounted for using the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending June 30) was as follows:

	Results of Operations		Results of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2004	2003	2004	2003

Sales	$986	$805	$2,699	$2,261
Cost of sales	743	624	2,070	1,765

Gross profit	$243	$181	$629	$496

Profit (loss)	$35	$17	$81	$27

Caterpillar's profit (loss)	$17	$7	$37	$11

	Financial Position
	September 30,	December 31,
(Millions of dollars)	2004	2003

Assets:
Current assets	$1,623	$1,494
Property, plant and equipment - net	1,036	961
Other assets	187	202

	2,846	2,657
Liabilities:
Current liabilities	1,402	1,247
Long-term debt due after one year	286	343
Other liabilities	222	257

	1,910	1,847

Ownership	$936	$810

Caterpillar's investment in unconsolidated affiliated companies
Investment in equity method companies	$470	$432
Plus: Investment in cost method companies	369	368

Total investment in unconsolidated affiliated companies	$839	$800

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

We have developed an internal measurement system, which is not based on generally accepted accounting principles (GAAP), that is intended to motivate desired behavior and drive performance rather than measure a division's contribution to enterprise results. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we believe that segment disclosure based on Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers. As a result, in addition to the required SFAS 131 compliant segment information presented below, we are continuing to disclose GAAP-based financial results for our three lines of business (Machinery, Engines, and Financial Products) in our Management's Discussion and Analysis beginning on page 24.

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

Business Segments Three Months Ended September 30, (Millions of dollars)

	Machinery and Engines
2004	Asia/Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$486	$143	$956	$499	$2,344	$2,289	$399	$7,116	$568	$7,684
Intersegment sales & revenues	191	3,062	823	210	2,265	105	676	7,332	-	7,332
Total sales and revenues	$677	$3,205	$1,779	$709	$4,609	$2,394	$1,075	$14,448	$568	$15,016
Accountable profit (loss)	$20	$252	$62	$45	$111	$113	$185	$788	$125	$913
Accountable assets at September 30, 2004	$587	$2,584	$1,203	$720	$3,855	$32	$3,331	$12,312	$22,639	$34,951

2003
External sales and revenues	$344	$68	$747	$290	$1,711	$1,612	$281	$5,053	$512	$5,565
Intersegment sales & revenues	105	2,163	559	142	1,668	60	659	5,356	1	5,357
Total sales and revenues	$449	$2,231	$1,306	$432	$3,379	$1,672	$940	$10,409	$513	$10,922
Accountable profit (loss)	$21	$62	$25	$22	$19	$82	$94	$325	$98	$423
Accountable assets at December 31, 2003	$627	$2,190	$1,018	$692	$3,710	$293	$2,537	$11,067	$20,235	$31,302

Business Segments Nine Months Ended September 30, (Millions of dollars)

	Machinery and Engines
2004	Asia/Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$1,584	$438	$2,843	$1,265	$6,211	$6,722	$1,076	$20,139	$1,745	$21,884
Intersegment sales & revenues	445	8,993	2,606	661	6,269	282	1,922	21,178	1	21,179
Total sales and revenues	$2,029	$9,431	$5,449	$1,926	$12,480	$7,004	$2,998	$41,317	$1,746	$43,063
Accountable profit (loss)	$107	$885	$289	$142	$215	$345	$503	$2,486	$344	$2,830
Accountable assets at September 30, 2004	$587	$2,584	$1,203	$720	$3,855	$32	$3,331	$12,312	$22,639	$34,951

2003
External sales and revenues	$1,134	$179	$2,349	$808	$4,804	$4,822	$799	$14,895	$1,490	$16,385
Intersegment sales & revenues	271	6,557	1,746	380	4,699	173	1,886	15,712	1	15,713
Total sales and revenues	$1,405	$6,736	$4,095	$1,188	$9,503	$4,995	$2,685	$30,607	$1,491	$32,098
Accountable profit (loss)	$95	$348	$177	$59	$(30)	$203	$275	$1,127	$258	$1,385
Accountable assets at December 31, 2003	$627	$2,190	$1,018	692	$3,710	$293	$2,537	$11,067	$20,235	$31,302

Reconciliation of Sales & Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Three Months Ended September 30, 2004:
Total external sales and revenues from business segments	$7,116	$568	$-	$7,684
Other	59	(142)	48 [1]	(35)

Total sales and revenues	$7,175	$426	$48	$7,649

Three Months Ended September 30, 2003:
Total external sales and revenues from business segments	$5,053	$512	$-	$5,565
Other	59	(33)	(46)[1]	(20)

Total sales and revenues	$5,112	$479	$(46)	$5,545

[1] Elimination of Financial Products revenues from Machinery and Engines

Reconciliation of Sales & Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Nine Months Ended September 30, 2004:
Total external sales and revenues from business segments	$20,139	$1,745	$-	$21,884
Other	138	(204)	(138)[1]	(204)

Total sales and revenues	$20,277	$1,541	$(138)	$21,680

Nine Months Ended September 30, 2003:
Total external sales and revenues from business segments	$14,895	$1,490	$-	$16,385
Other	142	(96)	(133)[1]	(87)

Total sales and revenues	$15,037	$1,394	$(133)	$16,298

[1] Elimination of Financial Products revenues from Machinery and Engines

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Three Months Ended September 30, 2004:
Total accountable profit from business segments	$788	$125	$913
Corporate costs	(141)	-	(141)
Timing	(24)	-	(24)
Methodology differences:
Inventory/cost of sales	-	-	-
Postretirement benefit expense	(62)	-	(62)
Financing costs	9	-	9
Equity in profit of unconsolidated affiliated companies	(17)	-	(17)
Currency	(6)	-	(6)
Other methodology differences	(21)	19	(2)
Other	(7)	-	(7)

Total profit before taxes	$519	$144	$663

Three Months Ended September 30, 2003:
Total accountable profit from business segments	$325	$98	$423
Corporate costs	(163)	-	(163)
Timing	41	-	41
Methodology differences:
Inventory/cost of sales	8	-	8
Postretirement benefit expense	(36)	-	(36)
Financing costs	11	-	11
Equity in profit of unconsolidated affiliated companies	(5)	(2)	(7)
Currency	(6)	-	(6)
Other methodology differences	(7)	7	-
Other	13	-	13

Total profit before taxes	$181	$103	$284

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Nine Months Ended September 30, 2004:
Total accountable profit from business segments	$2,486	$344	$2,830
Corporate costs	(404)	-	(404)
Timing	(113)	-	(113)
Methodology differences:
Inventory/cost of sales	(54)	-	(54)
Postretirement benefit expense	(209)	-	(209)
Financing costs	35	-	35
Equity in profit of unconsolidated affiliated companies	(35)	(2)	(37)
Currency	(39)	-	(39)
Other methodology differences	(63)	35	(28)
Other	15	-	15

Total profit before taxes	$1,619	$377	$1,996

Nine Months Ended September 30, 2003:
Total accountable profit from business segments	$1,127	$258	$1,385
Corporate costs	(346)	-	(346)
Timing	28	-	28
Methodology differences:
Inventory/cost of sales	(3)	-	(3)
Postretirement benefit expense	(122)	-	(122)
Financing costs	55	-	55
Equity in profit of unconsolidated affiliated companies	(7)	(4)	(11)
Currency	(7)	-	(7)
Other methodology differences	(16)	27	11
Other	22	-	22

Total profit before taxes	$731	$281	$1,012

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

September 30, 2004:
Total accountable assets from business segments	$12,312	$22,639	$-	$34,951
Items not included in segment assets:
Cash and short-term investments	241	176	-	417
Intercompany trade receivables	360	181	(553)	(12)
Investment in affiliated companies	334	-	(1)	333
Investment in Financial Products	2,809	-	(2,809)	-
Deferred income taxes and prepaids	2,452	87	(242)	2,297
Intangible assets and other assets	1,937	-	-	1,937
Service center assets	925	-	-	925
Liabilities included in segment assets	1,147	-	-	1,147
Inventory methodology differences	(2,168)	-	-	(2,168)
Other	602	-	(35)	567

Total assets	$20,951	$23,083	$(3,640)	$40,394

December 31, 2003:
Total accountable assets from business segments	$11,067	$20,235	$-	$31,302
Items not included in segment assets:
Cash and short-term investments	220	122	-	342
Intercompany trade receivables	572	397	(969)	-
Investment in affiliated companies	325	-	-	325
Investment in Financial Products	2,547	-	(2,547)	-
Deferred income taxes and prepaids	2,736	77	(228)	2,585
Intangible assets and other assets	1,874	-	-	1,874
Service center assets	895	-	-	895
Liabilities included in segment assets	925	-	-	925
Inventory methodology differences	(2,035)	-	-	(2,035)
Other	84	168	-	252

Total assets	$19,210	$20,999	$(3,744)	$36,465

8. Available-For-Sale Securities

Caterpillar Insurance and Caterpillar Investment Management, Ltd. had investments in certain debt and equity securities at September 30, 2004 that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. These fair values are included in "Other Assets" in the Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Statement of Financial Position). Realized gains and losses on sales of investments are determined using the specific identification method for debt instruments and the FIFO method for equity securities. Realized gains and losses are included in "Other income (expense)" in the Statement of Results of Operations.

	September 30, 2004

		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value

Government debt	$233	$(1)	$232
Corporate bonds	331	1	332
Equity securities	206	10	216

Total	$770	$10	$780

	December 31, 2003

(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value

Government debt	$102	$-	$102
Corporate bonds	288	3	291
Equity securities	191	21	212

Total	$581	$24	$605

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	September 30, 2004

	Less than 12 months (1)		More than 12 months (1)		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$124	$1	$8	$-	$132	$1
Corporate bonds	132	1	34	2	166	3
Equity securities	79	3	-	-	79	3

Total	$335	$5	$42	$2	$377	$7

(1) Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at September 30, 2004, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value

Due in one year or less	$19
Due after one year through five years	$265
Due after five years through ten years	$36
Due after ten years	$244

Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2004 were $208 million and $343 million, respectively. Proceeds were $201 million and $280 million for the three and nine months ended September 30, 2003, respectively. Gross gains of $2 million and $5 million and gross losses of $2 million and $5 million were included in current earnings for the three and nine months ended September 30, 2004, respectively. Gross gains of $3 million and gross losses of $1 million were included in current earnings for the three and nine months ended September 30, 2003, respectively.

In accordance with the application of SFAS 115, we recognized pretax charges of $8 million and $32 million for "other than temporary" declines in the market value of securities in the Cat Insurance investment portfolio for the three and nine months ended September 30, 2003, respectively. These charges were accounted for as realized losses and were included in "Other income (expense)" in the Statement of Results of Operations. The cost basis of the impacted securities were adjusted to reflect these charges. No such charges were recognized through the first nine months of 2004.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso or Singapore dollar forward or option contracts that exceed 90 days in duration. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated. As of September 30, 2004, $62 million of deferred net gains included in equity (“Accumulated other comprehensive income” in the Statement of Financial Position) are expected to be reclassified to current earnings (“Other income (expense)”) over the next twelve months when earnings are negatively affected by the hedged transactions. As of September 30, 2003, this projected reclassification was a gain of $23 million. These amounts are based on September 30, 2004 and September 30, 2003 exchange rates, respectively. The actual amount recorded in other income/expense will vary based on exchange rates at the time the hedged transactions impact earnings. There were no circumstances where hedge treatment was discontinued during the three or nine month periods ended September 30, 2004 or 2003.

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

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended September 30,
(Millions of dollars)	2004	2003

Machinery and Engines:
On undesignated contracts	$-	$1

Financial Products:
On undesignated contracts	$2	$(21)

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Nine Months Ended September 30,
(Millions of dollars)	2004	2003

Machinery and Engines:
On undesignated contracts	$(3)	$5

Financial Products:
On undesignated contracts	$19	$(71)

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

Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. Deferred gains on liquidated fixed-to-floating interest rate swaps, which were previously designated as fair value hedges, are being amortized to earnings ratably over the remaining life of the hedged debt. We designate as cash flow hedges at inception of the contract all forward rate agreements. Designation as a hedge of the anticipated issuance of debt is performed to support hedge accounting. Machinery and Engines forward rate agreements are 100 percent effective.

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

Gains / (losses) included in current earnings [Other income (expense)]:
	Three Months Ended September 30,
(Millions of dollars)	2004	2003

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$1	$1
Financial Products:
Gain/(loss) on designated interest rate derivatives	42	1
Gain/(loss) on hedged debt	(42)	(1)

	$1	$1

Gains / (losses) included in current earnings [Other income (expense)]:
	Nine Months Ended September 30,
(Millions of dollars)	2004	2003

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$3	$5
Financial Products:
Gain/(loss) on designated interest rate derivatives	3	9
Gain/(loss) on hedged debt	(3)	(9)
Gain/(loss) on liquidated swaps - included in interest expense	1	1

	$4	$6

As of September 30, 2004 and 2003, $10 million and $21 million, respectively, of deferred net losses included in equity (“Accumulated other comprehensive income” in the Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, is expected to be reclassified to current earnings (“Interest expense of Financial Products”) over the next twelve months.

The reclassification of the remaining deferred amount to current earnings ("Other income (expense)") will occur over a maximum of 27 years. There were no circumstances where hedge treatment was discontinued during the three or nine month periods ended September 30, 2004 or 2003.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter commodity forward and option contracts to lock in the purchase price of the commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains on the undesignated contracts of $6 million and $11 million were recorded in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2004. Gains on the undesignated contracts of $7 million and $8 million were recorded in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2003.

10. Guarantees and product warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from the Dealer Capital Asset Trust (DCAT) in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees have terms ranging from one to four years and are secured primarily by dealer assets. At September 30, 2004 and December 31, 2003 amounts outstanding under these guarantees were $364 million and $380 million, respectively. The related book value was $10 million and $5 million at September 30, 2004 and December 31, 2003, respectively.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Effective in the third quarter 2004, we revised our process to utilize more detailed claim rates by product. This provides more comprehensive information for management. This change did not have a material impact on our financial statements.

(Millions of dollars)	2004

Warranty liability, January 1	$622
Payments	(389)
Provision for warranty	497
Other	25	[1]

Warranty liability, September 30	$755

[1] Additions due to acquisitions

(Millions of dollars)	2003

Warranty liability, January 1	$693
Payments	(484)
Provision for warranty	413

Warranty liability, December 31	$622

11. Computations of Profit Per Share

		Three Months Ended September 30,
(Dollars in millions except per share data)		2004	2003

I.	Profit for the period (A):	$498	$222

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	341.8	346.3
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	11.2	9.8

	Average common shares outstanding for fully diluted computation (C)	353.0	356.1

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.45	$0.64
	Assuming full dilution (A/C)	$1.41	$0.62

		Nine Months Ended September 30,
(Dollars in millions except per share data)		2004	2003

I.	Profit for the period (A):	$1,484	$750

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	342.3	345.1
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	11.9	3.9

	Average common shares outstanding for fully diluted computation (C)	354.2	349.0

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$4.34	$2.17
	Assuming full dilution (A/C)	$4.19	$2.15

Stock options to purchase 8,973,264 shares of common stock at a weighted average price of $77.28 were outstanding as of September 30, 2004, but were not included in the computation of diluted profit per share because the options’ exercise price was greater than the average market price of the common shares on September 30, 2004. In 2003, all stock options were included in the computation of diluted profit per share.

12. Postretirement Benefits

A. Pension and postretirement benefit costs

	(Millions of Dollars)
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003

For the three months ended:
Components of net periodic benefit cost:
Service cost	$36	$30	$12	$11	$15	$17
Interest cost	137	139	22	21	58	75
Expected return on plan assets	(178)	(174)	(24)	(24)	(19)	(22)
Amortization of:
Net asset existing at adoption of SFAS 87	-	-	1	1	-	-
Prior service cost (1)	11	12	2	1	(12)	(12)
Net actuarial loss (gain)	35	7	9	4	(3)	9

Total cost (benefit) included in results of operations	$41	$14	$22	$14	$39	$67

Weighted-average assumptions used to determine net cost:
Discount rate	6.2%	7.0%	5.1%	5.4%	6.2%	7.0%
Expected return on plan assets	9.0%	9.0%	7.4%	7.1%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.2%	3.3%	4.0%	4.0%

(1) Prior service costs are amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan amendment.

	(Millions of Dollars)
	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	September 30,		September 30,		September 30,
	2004	2003	2004	2003	2004	2003

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$108	$90	$36	$32	$49	$51
Interest cost	411	417	66	62	200	225
Expected return on plan assets	(519)	(504)	(72)	(71)	(55)	(66)
Amortization of:
Net asset existing at adoption of SFAS 87	-	-	3	3	-	-
Prior service cost (1)	33	36	6	3	(36)	(35)
Net actuarial loss (gain)	105	21	27	11	35	27

Total cost (benefit) included in results of operations	$138	$60	$66	$40	$193	$202

Weighted-average assumptions used to determine net cost:
Discount rate	6.2%	7.0%	5.1%	5.4%	6.2%	7.0%
Expected return on plan assets	9.0%	9.0%	7.4%	7.1%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.2%	3.3%	4.0%	4.0%

(1) Prior service costs are amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan amendment.

Our U.S. postretirement health care plans provide for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP 106-1, we made a one-time election to defer accounting for the effects of the Act pending further guidance from the FASB.

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides accounting guidance to employers that have determined that prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part D. The FSP requires that the benefit attributable to past service be accounted for as an actuarial gain and the benefit related to current service be reported as a reduction in service cost.

We have determined that most of our U.S. retiree health care plans are at least actuarially equivalent to Medicare Part D and will qualify for the federal subsidy. In the third quarter of 2004, we adopted FSP 106-2 retroactive to December 31, 2003 (the period end that includes the date of the Act’s enactment) as permitted by the FSP. The impact was a reduction in our accumulated postretirement benefit obligation of $284 million related to benefits attributed to past service. Because the federal subsidy is tax exempt, no tax was provided for the benefit in the provision for income taxes. This lowered our estimated annual tax rate approximately one-half of a percent. The reduction in the components of 2004 net periodic postretirement benefits expense was as follows:

	2004

(Millions of dollars)	First Quarter	Second Quarter	Third Quarter	Nine Months Ended Sept 30

Service cost	$1	$1	$1	$3
Interest cost	3	5	5	13
Amortization of actuarial gain	4	8	9	21

Total reduction in net periodic postretirement benefit cost	$8	$14	$15	$37

B. Defined contribution benefit costs

Total company costs related to U.S. and non-U.S. defined contribution plans were the following:

	Three Months Ended September 30,
(Millions of dollars)	2004	2003

U.S. Plans	$21	$26
Non-U.S. Plans	3	3

	$24	$29

	Nine Months Ended September 30,
(Millions of dollars)	2004	2003

U.S. Plans	$74	$75
Non-U.S. Plans	9	9

	$83	$84

13. Acquisitions

Parts and Accessories Distribution Business of MG Rover Ltd.

In August 2004, we acquired the global parts and accessories business of U.K. auto manufacturer MG Rover, a wholly owned subsidiary of Phoenix Venture Holdings Limited, for $178 million, including $169 million at closing (subject to certain post-closing adjustments) and a $9 million promissory note to be paid in 2006. The business acquired includes the sourcing, marketing, distribution and sale of automotive service parts and accessories to MG Rover dealers, distributors, importers and other related customers worldwide.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “All Other” segment. Net tangible assets acquired and liabilities assumed of $73 million were recorded at their fair values. Finite-lived intangible assets acquired of $87 million relate primarily to technology and trademark rights, and are being amortized on a straight-line basis over 15 and 20 years, respectively. Goodwill of $18 million represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Assuming this transaction had been made at January 1, 2004, the consolidated pro forma results for the third quarter and year-to-date would not be materially different from reported results.

Williams Technologies, Inc.

In September 2004, we acquired Williams Technologies, Inc., a wholly owned subsidiary of Remy International, Inc., for $105 million, subject to certain post-closing adjustments. Williams Technologies, Inc. is a leading remanufacturer of automatic transmissions, torque converters and engines for automotive and medium and heavy-duty truck applications. This acquisition represents an expansion of our remanufacturing operations into the automotive powertrain remanufacturing business.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “All Other” segment. Net tangible assets acquired and liabilities assumed of $25 million were recorded at their fair values. Finite-lived intangible assets acquired of $43 million relate primarily to customer relationships, and are being amortized on a straight-line basis over 20 years. Goodwill of $37 million represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. Assuming this transaction had been made at January 1, 2004, the consolidated pro forma results for the third quarter and year to date would not be materially different from reported results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A. Overview

We reported record sales and revenues of $7.65 billion for the third quarter and record third-quarter profit of $498 million, or $1.41 per share. Results for the nine months ended September 30 are the best in company history with sales and revenues of $21.68 billion and profit of $1.48 billion, or $4.19 per share.

The year-to-date results reflect our unwavering focus on serving Caterpillar customers in a year that has continued to gain strength and momentum. Our entire value chain is responding to the strongest recovery we’ve ever seen across the broad spectrum of markets we serve. We will deliver record sales and profit this year.

Third-quarter sales and revenues were $7.65 billion, up $2.10 billion or 38 percent compared to $5.55 billion in the third quarter one year ago. The increase in sales and revenues was driven by $1.83 billion of higher Machinery and Engines volume, $136 million of increased Price Realization, a $102 million favorable impact of Currency on sales due primarily to the strengthening euro and British pound and $41 million of higher Financial Products revenues.

Profit of $498 million or $1.41 per share was up $276 million or 124 percent compared to $222 million or $0.62 per share in the third quarter of 2003. The main contributors to the profit increase were higher Sales Volume of $543 million, higher price realization of $136 million and the absence of a $55 million non-recurring bond retirement charge recorded in the third quarter of 2003. Partially offsetting these favorable items were $371 million of higher Core Operating Costs.

We are encouraged by the improved operating profit generated from each of our major lines of business this quarter. Machinery profit was up 78 percent, Engines was up 96 percent and Financial Products was up 40 percent.

While we’re pleased with the profit improvement delivered this quarter, higher material costs and inefficiencies related to supply chain bottlenecks affecting our global industry limited the profit pull-through we would expect to see with this strong sales growth. Looking forward, continued global economic growth will likely sustain external cost pressures in the near term, but we are aggressively managing this upturn with a determination to improve our cost structure.

We are drawing on the power of an engaged workforce and 6 Sigma process improvements to drive almost a 40 percent increase in our machinery and engines physical production. This exemplifies the extraordinary efforts our team is making to satisfy customer demand and maintain our industry leadership position.

We expect 2004 sales and revenues to be up about 30 percent and profit per share to be up 80 to 85 percent compared to 2003. This outlook is in line with the projection issued on September 28, 2004.

While global economic growth in 2005 is expected to slow slightly from the robust levels we’ve experienced this year, the key sectors we serve should continue to show solid growth next year. Our products are instrumental in increasing capacity in the mining, oil and gas, North American on-highway truck and bus, and infrastructure development sectors.

Based on our preliminary outlook, we expect 2005 sales and revenues to be up about 10 percent from 2004 with record profit per share.

Note: Glossary of terms included on pages 38-39; first occurrence of terms shown in bold italics.

B. Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between third quarter 2003 (at left) and third quarter 2004 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and Revenues (Millions of dollars)

	Total	North America	EAME	Latin America	Asia/ Pacific

Three Months Ended September 30, 2004
Machinery	$4,699	$2,597	$1,106	$422	$574
Engines*	2,476	1,100	747	214	415
Financial Products**	474	336	81	25	32

	$7,649	$4,033	$1,934	$661	$1,021

Three Months Ended September 30, 2003
Machinery	$3,250	$1,760	$842	$230	$418
Engines*	1,862	808	576	232	246
Financial Products**	433	308	78	25	22

	$5,545	$2,876	$1,496	$487	$686

* Does not include internal engine transfers of $471 million and $341 million in third quarter 2004 and third quarter 2003, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Does not include revenues earned from Machinery and Engines of ($48) million and $46 million in third quarter 2004 and third quarter 2003, respectively.
Refer to table on page 28 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $4.70 billion, 45 percent or $1.45 billion higher than in third quarter 2003. Sales volume increased 40 percent, improved price realization accounted for about 3 percent and the favorable impact of currency added the remaining 2 percent. Volume increased primarily due to a 23 percent increase in dealer deliveries to end users and an associated increase in dealer inventories. As dealers respond to higher demand, their inventories typically increase since more machines are in transit to dealers and their customers. The shipping pattern this quarter, with a concentration in the last half, further increased such inventories since dealers did not have sufficient time to fully convert late-quarter shipments into deliveries. Even with those temporary increases, dealer inventories relative to deliveries were almost a half month lower than a year earlier. In North America, sales increased 48 percent from third quarter 2003, 43 percent due to higher volume and the remainder due to improved price realization. The volume gain resulted from a 32 percent increase in dealer deliveries and a comparable increase in dealer inventories. Low interest rates continued to benefit construction and higher coal prices caused the recovery in coal production to accelerate. Sales in EAME increased 31 percent, with volume contributing about 24 percent, the favorable currency impact of a stronger euro accounting for about 5 percent and the remainder due to improved price realization. The volume increase was concentrated late in the quarter, so its initial impact was to significantly increase dealer inventories rather than deliveries. The economic environment was favorable; construction improved in Europe, and many countries in both Africa/Middle East and the CIS continued to benefit from higher energy and metals prices. In Latin America, sales surged 83 percent above third quarter 2003 sales, 78 percent due to higher volume and the remainder due to improved price realization. Dealers increased deliveries 64 percent and their inventories increased in line with deliveries. As in the prior quarter, higher metals and coal prices led to large gains in dealer deliveries into mining, and a strengthening of the economic recovery boosted construction. Sales in Asia/Pacific increased 37 percent, largely due to volume. Dealers increased deliveries to end users 23 percent, requiring some increase in their inventories. Deliveries in China were well below last year’s third quarter because the government limited development projects. That decline was more than offset by much higher deliveries into mining in both Indonesia and Australia.

Engines sales were $2.48 billion, an increase of $614 million or 33 percent from third quarter 2003. Sales volume was up about 29 percent, the favorable impact of currency accounted for about 3 percent and improved price realization added about 1 percent.

Engine sales increased in North America, EAME and Asia/Pacific, and decreased in Latin America. The North America engine sales gain of 36 percent was heavily impacted by a 57 percent increase in sales of on-highway truck engines, as improved industry health drove a continuation of fleet expansion and replacement. Sales of engines to the electric power sector increased 34 percent compared to last year’s third quarter benefiting from increased focus on high quality power for communication and data systems, as well as growth in non-residential construction. Sales of engines to the industrial sector rose 56 percent, with increases in demand for nearly all types of industrial original equipment manufacturers (OEMs) products and increased preference for Caterpillar engines. Sales of petroleum engines rose 17 percent as deliveries of reciprocating engines for gas compression increased, along with renewed demand to maximize production of existing wells. Sales of engines to the marine sector increased 19 percent due to continued demand for pleasure craft engines. Engine sales rose 30 percent in EAME with strong increases in all sectors. Sales of engines into the electric power sector increased 36 percent due to stronger demand for prime and cogeneration systems, Middle Eastern demand for large engines and power modules, and favorable currency versus euro-based competition. Sales of engines to the petroleum sector increased 42 percent, due primarily to increased sales of turbines and turbine-related services to support increases in petroleum investment. Engine sales in Latin America decreased 8 percent, primarily due to the absence of a large turbine electric power project that occurred during third quarter 2003. Widespread economic growth in Asia/Pacific contributed to the 69 percent engine sales increase. Sales of engines into the electric power sector more than doubled with gains in large prime and continuous power installations, rental fleet investments, and sales to support ongoing demand in China driven by transmission constraints. Sales of petroleum engines increased 76 percent as exploration and production increased in China, Indonesia and other areas. Marine engines sales increased 11 percent due to increased demand for dredge equipment in support of construction growth, as well as offshore supply boats and pleasure craft.

Financial Products revenues were $474 million, an increase of $41 million or 9 percent from third quarter 2003. The increase was due primarily to the favorable impact of $52 million from continued growth of Earning Assets, partially offset by a $14 million impact of lower interest rates on new and existing finance receivables at Cat Financial.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between third quarter 2003 (at left) and third quarter 2004 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Higher sales volume in all regions and most industries resulted in a favorable operating profit impact of $543 million. Operating profit was also favorably impacted by improved price realization of $136 million, improved profitability at Financial Products of $37 million and the absence of $36 million of Non-Conformance Penalties (NCPs) that were recorded in the third quarter 2003.

Partially offsetting the favorable items were $371 million in higher core operating costs, a $56 million unfavorable impact of currency on operating profit due primarily to the weakening of the dollar compared with the British pound and the Japanese yen and $24 million of higher Retirement Benefits.

We continued to meet unprecedented customer demand and satisfy our customers in the third quarter, despite incurring additional core operating costs to respond to the steep market upturn. The additional core operating costs reflect increases in manufacturing costs to satisfy customer requirements and higher general support costs to meet demand. The incremental costs associated with higher material costs resulting from steel surcharges and commodity price increases, higher freight and expediting costs to ensure timely delivery of materials, manufacturing inefficiencies due to the steep ramp-up of production, and premiums due to supplier capacity restraints totaled roughly $150 million. The remainder of the core operating cost increase is largely attributable to increased warranty expense as well as planned spending on product development and general support programs. These unfavorable items were partially offset by ongoing cost reductions resulting from hundreds of 6 Sigma projects.

Operating Profit (Loss) (Millions of Dollars)
	Three months ended September 30,
	2004	2003

Machinery[1]	$426	$239
Engines[1]	157	80
Financial Products	129	92
Consolidating Adjustments[2]	(34)	(26)

	$678	$385

[1] Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.
[2] Consolidating adjustments consist of eliminations of transactions between Machinery and Engines and Financial Products.

Machinery operating profit of $426 million was up $187 million, or 78 percent, from third quarter 2003. The favorable impact of higher sales volume and improved price realization was partially offset by higher core operating costs (as outlined above), the unfavorable impact of currency and higher retirement benefits.

Engines operating profit of $157 million was up $77 million, or 96 percent, from third quarter 2003. The favorable impact of higher sales volume, the absence of NCPs and improved price realization were partially offset by higher core operating costs (as outlined above).

Financial Products operating profit of $129 million was up $37 million, or 40 percent, from third quarter 2003. The increase was primarily due to a favorable impact from the growth of earning assets at Cat Financial and a favorable reserve adjustment at Cat Insurance.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three months ended September 30,
(Millions of Dollars)	2004	2003

North American Geographic Region	$3,697	$2,568
Engine sales included in the Power Products segment	(1,100)	(808)
Company owned dealer sales included in the All Other segment	(137)	(97)
Other*	(171)	(51)

North American Marketing external sales	$2,289	$1,612

EAME Geographic Region	$1,853	$1,418
Power Products sales not included in the EAME Marketing segment	(738)	(446)
Other*	(159)	(225)

EAME Marketing external sales	$956	$747

Latin America Geographic Region	$636	$462
Power Products sales not included in the Latin America Marketing segment	(214)	(210)
Other*	77	38

Latin America Marketing external sales	$499	$290

Asia/Pacific Geographic Region	$989	$664
Power Products sales not included in the Asia/Pacific Marketing segment	(292)	(247)
Other*	(211)	(73)

Asia/Pacific Marketing external sales	$486	$344

* Represents primarily external sales of the Construction and Mining Products and the All Other segments.

OTHER PROFIT/LOSS ITEMS

Other income/expense was income of $45 million compared with expense of $40 million in third quarter 2003 for a favorable impact of $85 million. The favorable change was due mainly to the absence of a $55 million non-recurring bond retirement charge recorded in the third quarter of 2003.

Also, Caterpillar’s profit and cash flows are subject to fluctuation due to changes in foreign exchange rates. The company uses currency forward and option contracts to reduce the impact of exchange rate changes. The result of this activity in the third quarter on Machinery and Engines other income/expense was favorable $31 million. This reduced the net unfavorable impact of currency on profit before tax to $25 million compared to third quarter 2003.

The provision for income taxes in the third quarter reflects an estimated annual tax rate of 27.5 percent for 2004. We are anticipating a 27.5 percent rate for the full year compared to 27 percent in 2003 primarily due to a change in our geographic mix of profits, partially offset by the change in retirement benefits discussed on page 42. The American Jobs Creation Act of 2004 (Act) was enacted on October 22, 2004. Among other things, the Act repeals an export tax incentive provided under the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 beginning in 2005, creates a new deduction for qualified domestic production activities, and provides for a temporary incentive to repatriate accumulated income earned abroad. It is unclear under FAS 109 whether the new deduction for production activities will require a decrease in the enacted tax rate used to value a significant portion of our U.S. based deferred tax assets. Guidance from the FASB on this issue is expected in the fourth quarter of 2004. If the deduction is treated as a U.S. tax rate reduction, we expect a significant increase in our 2004 provision for income taxes. While we are also currently studying the impact of the one-time favorable foreign dividend provisions, as of September 30, 2004 and based on the tax laws in effect at that time, we had not changed our intentions to indefinitely reinvest our undistributed foreign earnings and, accordingly, no additional deferred tax liability has been recorded as a result of this legislation.

The equity in profit/loss of unconsolidated affiliated companies favorably impacted profit by $10 million over third quarter a year ago, primarily driven by increased profitability at Shin Caterpillar Mitsubishi Ltd.

EMPLOYMENT

At the end of third quarter 2004, Caterpillar's worldwide employment was 75,530 compared with 68,006 one year ago. The increase is primarily due to hourly labor additions to support increased volume and the addition of approximately 2,500 employees from acquisitions and growing Caterpillar Logistics operations.

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

Pursuant to a consent decree Caterpillar entered with the EPA, the company was required to meet certain emission standards by October 2002. The decree provides that if engine manufacturers were unable to meet the standards at that time, they would be required to pay a Non-Conformance Penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. The company began introduction of fully compliant ACERT engines in 2003 and by the end of 2003 Caterpillar was only producing fully compliant engine models. As a result, NCPs are not payable for any engines built in 2004. The company’s operating profit was favorably impacted in the third quarter 2004 and year to date 2004 by $36 million and $132 million, respectively, due to the absence of NCPs that were recorded in those periods in 2003.

In addition, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects are $33 million, of which $2 million was made in the first nine months of 2004. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

We are a party to litigation matters and claims that are normal in the course of its operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of such matters will not have a materially adverse effect on our consolidated financial position.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar’s late payments. At September 30, 2004, the past due receivable from Navistar regarding the foregoing was $139 million. The pending complaint also has claims alleging that Franklin Power Products, Inc., Newstream Enterprises, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream. At September 30, 2004, the past due receivables for the foregoing totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc., and Sturman Engine Systems, Inc., colluded with Navistar to utilize technology that Sturman Industries, Inc., misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar’s prospective economic relationship with Navistar. The pending complaint further alleges that the two parties’ collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On May 7, 2002, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its fourth amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002, and claims that Caterpillar made certain fraudulent misrepresentations with respect to the availability of engines during this time period. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has been effectively terminated. Caterpillar denies International's claims and will vigorously contest them. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar after a reasonable period. Caterpillar anticipates that a trial currently scheduled to begin in the first quarter of 2005 will address all remaining issues in this matter.  This matter is not related to the breach of contract action brought by Caterpillar against Navistar currently pending in the Circuit Court of Peoria County, Illinois.

The EU is imposing retaliatory tariffs on certain U.S. origin goods as a result of a WTO decision that found the extraterritorial income exclusion (ETI) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constituted a prohibited export subsidy. These tariffs, which began in March of 2004 at 5 percent, have increased 1 percentage point per month and would increase to 17 percent after one year. Given the makeup of the final retaliation list, some Caterpillar parts and components are subject to these tariffs. We do not believe these tariffs will materially impact our financial results. The company has production facilities in the EU, Russia, Asia, and South America. Products sold into the EU from these plants are not affected by this retaliatory tariff. The American Jobs Creation Act of 2004 (Act), enacted on October 22, 2004, phases-out the ETI provisions. As a result, the EU announced that it plans to end the retaliatory sanctions pending the outcome of a WTO review to determine whether certain provisions of the Act are compliant with the ruling against the FSC/ETI regime. The sanctions are not expected to be lifted officially until January 1, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003
SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between 2003 (at left) and 2004 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for the nine months ended September 30, 2004 were $21.68 billion, $5.38 billion or 33 percent higher than the first nine months of 2003. The increase was due to higher Machinery and Engines volume of $4.51 billion, the favorable impact of currency on sales of $394 million due primarily to the strengthening euro, improved price realization of $341 million, and higher Financial Products revenues of $142 million.

Sales and Revenues (Millions of dollars)

	Total	North America	EAME	Latin America	Asia/ Pacific

Nine Months Ended September 30, 2004
Machinery	$13,687	$7,554	$3,232	$1,063	$1,838
Engines*	6,590	2,971	2,039	586	994
Financial Products**	1,403	986	243	85	89

	$21,680	$11,511	$5,514	$1,734	$2,921

Nine Months Ended September 30, 2003
Machinery	$9,851	$5,222	$2,657	$637	$1,335
Engines*	5,186	2,346	1,653	493	694
Financial Products**	1,261	906	224	71	60

	$16,298	$8,474	$4,534	$1,201	$2,089

* Does not include internal engine transfers of $1,261 million and $996 million in 2004 and 2003, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

** Does not include revenues earned from Machinery and Engines of $138 million and $133 million in 2004 and 2003, respectively.
Refer to table on page 34 for reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment.

Machinery sales were $13.69 billion, 39 percent or $3.84 billion higher than 2003. Sales volume increased 34 percent, improved price realization accounted for about 3 percent and the favorable impact of currency added the remaining 2 percent. Most of the volume gain resulted from a 27 percent increase in dealer deliveries to end users. Strength was widespread, with deliveries up in all regions and into nearly all industries. Volume also benefited from an increase in dealer inventories required to support higher deliveries. Despite that increase, dealer inventories relative to deliveries were about a half month lower than a year earlier. In North America, sales increased 45 percent from 2003, 41 percent due to higher volume and the remainder due to improved price realization. The volume gain came from a 35 percent increase in dealer deliveries and a similar increase in dealer inventories. Deliveries into construction benefited from low interest rates and good corporate cash flows. Mining deliveries increased 70 percent due to higher prices of both coal and metals. Sales in EAME increased 22 percent, with volume contributing about 16 percent and the remainder due mostly to the favorable currency impact of a stronger euro. The increase in volume was split between Europe, where construction showed some signs of recovery, and Africa/Middle East, where higher metals and energy prices led to higher deliveries into mining and construction. In Latin America, sales surged 67 percent above 2003 sales, about 60 percent due to higher volume and the remainder due mostly to improved price realization. Volume increased because of a 62 percent increase in dealer deliveries and the growth in inventories required to support higher delivery rates. Higher metals and coal prices contributed to a doubling of deliveries into mining and faster economic growth in many countries boosted deliveries into construction. Sales in Asia/Pacific increased 38 percent, about 31 percent due to volume, 4 percent due to currency and the remainder due to price realization. Most of the volume increase occurred in Australia and Indonesia, where deliveries into mining boomed. The Chinese government’s administrative actions to slow inflation caused deliveries into that country to decline.

Engines sales were $6.59 billion, an increase of $1.40 billion or 27 percent from 2003. Sales volume was up about 23 percent, the favorable impact of currency accounted for about 3 percent and improved price realization added about 1 percent.

Engine sales increased in all regions. The North America engine sales gain of 27 percent was heavily impacted by a 46 percent increase in sales of on-highway truck engines, as improved industry health drove a continuation of fleet expansion and replacement. Sales of engines to the electric power sector increased 33 percent compared to year-to-date 2003, benefiting from increased focus on high quality power for communication and data systems as well as growth in non-residential construction. Sales of engines to the industrial sector rose 54 percent, with increases in demand for nearly all types of industrial OEM products and increased preference for Caterpillar engines. Sales of engines to the marine sector increased 19 percent due to continued demand for pleasure craft engines. Sales of petroleum engines decreased 11 percent as sales of turbines and turbine services decreased with the completion of various pipeline build cycles, partially offset by strong demand for reciprocating engines for gas compression and maximization of well production. Engine sales rose 23 percent in EAME with strong increases in most sectors. Sales of engines into the electric power sector increased 39 percent due to stronger demand for prime and cogeneration systems, as well as Middle Eastern demand for large engines and power modules. Sales of engines to the petroleum sector increased 43 percent, due primarily to increased sales of turbines and turbine-related services to support increases in petroleum investment. Engine sales in Latin America increased 19 percent, with increases in most sectors due to economic strengthening and reinstatement of investment activity that was delayed during 2003. Widespread economic growth in Asia/Pacific contributed to the 43 percent engine sales increase. Sales of engines into the electric power sector more than doubled with gains in large prime and continuous power installations, rental fleet investments, and sales to support ongoing demand in China driven by transmission constraints. Sales of petroleum engines increased 14 percent as exploration and production increased in China, Indonesia and other areas. Marine engines sales increased 28 percent due to increased demand for oceangoing vessels, dredge equipment in support of construction growth, as well as offshore supply boats and pleasure craft.

Financial Products revenues were $1.40 billion, an increase of $142 million or 11 percent from the first nine months of 2003. The increase was due primarily to the favorable impact of $163 million from continued growth of Earning Assets, partially offset by a $62 million impact of lower interest rates on new and existing finance receivables at Cat Financial. Also, there was a $20 million increase in electric plant revenue at Cat Power Ventures and a $15 million increase in earned premiums at Cat Insurance.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between 2003 (at left) and 2004 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Higher sales volume in all regions resulted in a favorable operating profit impact of $1.30 billion. Operating profit was also favorably impacted by improved price realization of $341 million, the absence of $132 million of Non-Conformance Penalties (NCPs) that were recorded in 2003 and improved profitability at Financial Products of $74 million.

Partially offsetting the favorable items were $702 million in higher core operating costs, a $186 million unfavorable impact of currency on operating profit due primarily to the weakening of the dollar compared with the British pound and the Japanese yen and $94 million of higher Retirement Benefits.

Our main focus has been meeting unprecedented customer demand and satisfying our customers in the first nine months of 2004, despite incurring additional core operating costs to respond to the steep market upturn. The additional core operating costs reflect increases in manufacturing costs to satisfy customer requirements and higher general support costs to meet demand. These additional manufacturing costs included higher material costs resulting from steel surcharges and commodity price increases and higher freight and expediting costs to ensure timely delivery of material. Manufacturing inefficiencies due to the steep ramp up of production and premiums due to supplier capacity constraints also contributed to this increase in manufacturing costs. The remainder of the core operating cost increase is largely attributable to planned spending on product development and general support programs, higher incentive compensation costs due to our increased outlook as well as increased warranty expense. These unfavorable items were partially offset by ongoing cost reductions resulting from hundreds of 6 Sigma projects.

Operating Profit (Loss) (Millions of Dollars)
	Nine Months Ended September 30,
	2004	2003

Machinery[1]	$1,441	$879
Engines[1]	351	118
Financial Products	332	258
Consolidating Adjustments[2]	(87)	(66)

	$2,037	$1,189

[1] Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.
[2] Consolidating adjustments consist of eliminations of transactions between Machinery and Engines and Financial Products.

Machinery operating profit of $1.44 billion was up $562 million, or 64 percent, from the first nine months of 2003. The favorable impact of higher sales volume and improved price realization was partially offset by higher core operating costs (as outlined above), the unfavorable impact of currency and higher retirement benefits.

Engines operating profit of $351 million was up $233 million, or 197 percent, from the first nine months of 2003. The favorable impact of higher sales volume, the absence of NCPs and improved price realization were partially offset by higher core operating costs (as outlined above), higher retirement benefits and the unfavorable impact of currency.

Financial Products operating profit of $332 million was up $74 million, or 29 percent, from the first nine months of 2003. The increase was primarily due to a $67 million impact from the growth of earning assets and an $11 million improvement in gain/loss on sale of used equipment at Cat Financial and a $33 million increase in underwriting income at Cat Insurance. These favorable items were partially offset by a $32 million increase in operating expenses at Cat Financial primarily related to increased labor costs and investment in technology to support growth in earning assets and a $16 million impact of lower interest rates.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Nine months ended September 30,
(Millions of Dollars)	2004	2003

North American Geographic Region	$10,525	$7,568
Engine sales included in the Power Products segment	(2,971)	(2,346)
Company owned dealer sales included in the All Other segment	(393)	(264)
Other*	(439)	(136)

North American Marketing external sales	$6,722	$4,822

EAME Geographic Region	$5,271	$4,310
Power Products sales not included in the EAME Marketing segment	(1,987)	(1,345)
Other*	(441)	(616)

EAME Marketing external sales	$2,843	$2,349

Latin America Geographic Region	$1,649	$1,130
Power Products sales not included in the Latin America Marketing segment	(570)	(421)
Other*	186	99

Latin America Marketing external sales	$1,265	$808

Asia/Pacific Geographic Region	$2,832	$2,029
Power Products sales not included in the Asia/Pacific Marketing segment	(683)	(692)
Other*	(565)	(203)

Asia/Pacific Marketing external sales	$1,584	$1,134

* Represents primarily external sales of the Construction and Mining Products and the All Other segments.

OTHER PROFIT/LOSS ITEMS

Other income/expense was income of $135 million compared with income of $15 million in 2003 for a favorable impact of $120 million. The favorable change was primarily due to the absence of a $55 million non-recurring bond retirement charge recorded in the third quarter 2003, the favorable impact of Machinery and Engines currency gains of $48 million and the absence of investment impairments at Cat Insurance of $27 million. Partially offsetting these favorable items was a lower gain on Securitized Finance Receivables at Cat Financial ($13 million gain in 2004 compared with $22 million gain in 2003).

Caterpillar’s profit and cash flows are subject to fluctuation due to changes in foreign exchange rates. The company uses currency forward and option contracts to reduce the impact of exchange rate changes. The result of this activity in 2004 on Machinery and Engines other income/expense was favorable $48 million. This reduced the net unfavorable impact of currency on profit before tax to $138 million compared to 2003.

The provision for income taxes for the nine months ended September 30, 2004 reflects an estimated annual tax rate of 27.5 percent. We are anticipating a 27.5 percent rate for the full year compared to 27 percent in 2003 primarily due to a change in our geographic mix of profits, partially offset by the change in retirement benefits discussed on page 42.

The equity in profit/loss of unconsolidated affiliated companies favorably impacted profit by $26 million over 2003, primarily driven by increased profitability at Shin Caterpillar Mitsubishi Ltd. Approximately one-third of the improvement was due to a gain on the sale of land.

SALES AND REVENUES OUTLOOK

We project company sales and revenues will increase about 30 percent in 2004. Machinery and Engines volume is expected to increase about 25 percent, the favorable impact of currency is expected to contribute about 2 percent and the remainder will come from improved price realization and Financial Products revenues.

Central Bankers have discussed moving to neutral interest rates, but we expect such moves will be cautious and limited. There is no urgent problem to address - inflation is generally close to Central Bank targets, and both moderate economic growth and surplus labor will keep inflation low. Continued low interest rates should support recoveries in business investment and allow the world economy to grow more than 4 percent this year.

In most countries, industrial production is growing faster than the overall economy, raising demand for raw materials. Production of many commodities has not kept up with demand and inventories are depleted. As a result, we expect coal and metals prices to remain relatively high for the rest of this year, prolonging the mining recovery.

Demand for oil is increasing at the fastest rate in years, and production increased more than 5 percent in the first half. That growth has utilized nearly all of the world’s productive capacity, and fears of a supply disruption have boosted prices sharply, creating concerns about the world economy. So long as it is demand and not supply disruptions causing higher prices, most economies should be able to manage. High prices are also benefiting the oil producing countries, which have been increasing construction spending.

North America (United States and Canada)

Data revisions to second quarter economic growth plus signs of much stronger consumer spending in the third quarter helped relieve recent concerns about the U. S. economy. Overall economic growth this year should be more than 4 percent, and the manufacturing sector should grow even faster. Canada’s economy improved in response to recent interest rate cuts and should grow about 3 percent this year.

The Fed raised interest rates three times since June 30, 2004, and we believe at least one more increase is likely this year. Despite those increases, interest rates do not threaten construction. Mortgage interest rates actually declined, which, along with a near-record backlog of building permits issued but not used, should insure robust housing construction for the rest of this year. Non-residential construction has just started a recovery from a severe slump; near-record corporate profits and rising demand should keep this sector growing rapidly.

The recovery in coal mining accelerated in the third quarter, and metals mining production has started to recover. Much higher prices should persist, keeping these sectors strong. We estimate that Machinery and Engines sales will increase about 45 percent in 2004.

EAME

Euro-zone economies remain sluggish, with exports accounting for much of the growth. Slow growth and an absence of a severe inflation problem should keep interest rates on hold for the rest of the year. Other European countries, especially in Central Europe, will continue somewhat stronger recoveries. Overall European growth should average 2 percent for the year, which, along with low interest rates, should boost construction spending.

Both Africa/Middle East (AME) and the CIS are benefiting from the commodity boom; we expect economic growth to approach 5 percent in AME and 7 percent in the CIS. Increased incomes, resulting from higher commodity production and prices, should allow many countries to fund more construction. We estimate that Machinery and Engines sales in EAME should rise about 15 percent in 2004.

Latin America

Latin American countries significantly reduced inflation the past few years, which is leading to lower interest rates and increased investment inflows. We expect economic growth of more than 4.5 percent this year - the best since 2000. Low interest rates and an improving economy should further boost construction, and favorable energy and metals prices likely will support further investments in those sectors. As a result, we project that sales of Machinery and Engines should be up about 30 percent in 2004.

Asia/Pacific

We expect the Chinese government to continue curbs on selected development projects for the rest of the year. While these actions have not slowed overall economic growth much, they have contributed to a sharp decline in construction machinery deliveries. That decline, partially offset by deliveries of engines to support electric power and petroleum exploration and production, is expected to continue for the rest of this year.

Fortunately, prospects in the rest of the region are more favorable, particularly in Indonesia and Australia. Both countries have large mining sectors, which are booming in response to higher prices. In other countries, low interest rates and big gains in exports are supporting further increases in construction. Overall, we expect sales of Machinery and Engines to increase around 15 percent in 2004.

Financial Products

We expect continued growth in Financial Products for the remainder of 2004, with full-year revenues expected to increase approximately 11 percent versus 2003 primarily due to higher average earning assets in 2004.

PROFIT OUTLOOK

We expect profit per share to be up 80 to 85 percent from 2003 despite continued pressure on core operating costs associated with supporting higher than anticipated volumes, increased product development costs as we invest in our future and increased retirement benefits of about $125 million. Our outlook factors in continued improvement in price realization and uninterrupted production at our facilities worldwide.

PRELIMINARY 2005 SALES AND REVENUES OUTLOOK

Factors that benefited sales this year should largely continue in 2005. We expect most Central Banks to raise interest rates further but with a goal of keeping economic growth near trend levels. World economic growth should slow from more than 4 percent in 2004 to slightly above 3.5 percent. Sectors important to our sales should fare better. Industrial production will continue growing faster than the overall economy, keeping pressure on commodity prices and prolonging the recovery in mining. Construction spending will benefit from low interest rates, good business profits and a backlog of work deferred in the past.

We expect the world machinery industry to increase 3 to 8 percent in 2005, down from about 15 percent growth this year. The industry is likely to show little growth in Asia/Pacific due to continuing weakness in China. Machinery industries in other regions are expected to increase 5 to 10 percent. The world engine industry, benefiting from another strong year in the truck and bus sector, should be up 10 to 13 percent. Financial Products revenues are expected to be up about 15 percent in 2005. As a result, our preliminary outlook for 2005 company sales and revenues is about a 10 percent increase over 2004.

SUPPLEMENTAL INFORMATION

We are providing supplemental information including deliveries to users and dealer inventory levels. We sell the majority of our machines and engines to independently owned and operated dealers and OEMs to meet the demands of their customers, the end users. Due to time lags between our sales and the deliveries to end users we believe this information will help readers better understand our business and the industries we serve. All information provided in the supplemental section is calculated in Constant Dollars.

Dealer New Machine Deliveries

Worldwide dealer deliveries of new machines to end users increased 23 percent from third quarter 2003 and were a record for a third quarter. The seasonal decline in deliveries that historically has occurred between the second and third quarters was less than normal, another indication of the strength in deliveries. Deliveries into coal and metals mining doubled this year, a reflection of much higher prices and efforts to increase output. Continued strong housing construction and recoveries in business investment boosted deliveries into construction and construction-related activities.

Dealers in North America had a record third quarter, delivering 32 percent more machines than last year. Higher metals and coal prices, plus a favorable investment environment, led to increased deliveries into all major industries. Deliveries to rental fleets increased slightly faster than deliveries to end users.

Deliveries into North American coal mining nearly tripled and those into metals mining more than tripled compared to the third quarter last year. The Appalachian spot coal price rose over 80 percent in the third quarter, and the recovery in coal output accelerated. Higher metals prices, ranging from 10 to 80 percent higher than in third quarter 2003, and a recovery in production caused the increase in deliveries into metals mining. Dealer deliveries into general construction were up 31 percent from last year. Lower mortgage interest rates and increased personal incomes boosted housing starts and nonresidential construction completed a second quarter of recovery. Near-record corporate profits encouraged businesses to rebuild capacity hit by a 24 percent decline in investment since 2000. Dealer deliveries into heavy construction were up 27 percent compared to the third quarter last year. Contributing to that gain were increases in highway construction, site development and sewer and water construction. Highway construction benefited from past increases in Federal highway funding and both site development and sewer and water construction increased due to more residential and commercial development. Increases in residential and other construction led to both higher production and prices for quarry products and aggregates; dealer deliveries into that industry rose 20 percent. Much higher lumber prices, the result of increased housing construction, contributed to a 14 percent increase in dealer deliveries into forestry over third quarter 2003.

In EAME, dealer deliveries of new machines were 4 percent lower than in the third quarter of 2003, partly because deliveries last year benefited from a large mining project in the CIS. Shipments to dealers increased sharply in the last month of the quarter, temporarily causing a large increase in dealer inventories because dealers did not have enough time to fully convert those shipments into deliveries.

Latin American dealers, having their best quarter since early 1998, delivered 64 percent more new machines than in third quarter 2003. Higher prices for mine products, as well as increased production, resulted in much higher deliveries into mining. Low interest rates, more investment inflows and increased exports have initiated recoveries in most economies. As a result, deliveries into construction and construction-related activities increased.

Dealers in Asia/Pacific delivered 23 percent more machines to end users than in the third quarter last year. Deliveries into China fell well below last year as a result of government actions to limit some development projects. However, this decline was more than offset by large gains in Australia and Indonesia. In both those countries, deliveries into mining increased in response to better output prices.

Dealer Inventories of New Machines

Worldwide dealer inventories at the end of third quarter 2004 were higher than a year earlier in all regions. These increases reflect dealer efforts to accommodate stronger demand, requiring a larger volume of machines in transit to dealers or in preparation for customer delivery. Overall, dealer inventories relative to deliveries were lower than a year earlier in all regions and, on a worldwide basis, were almost a half month lower than one year ago.

Engine Deliveries to End Users and OEMs

In North America, engine deliveries to end users and OEMs were up 25 percent from third quarter 2003. Engine deliveries into the on-highway truck, industrial and petroleum sectors increased, more than offsetting decreases to the marine and electric power sectors. Engines delivered to North American truck and bus manufacturers rose 42 percent over the third quarter of 2003, driven by growing industry expansion and replacement purchases. Engine deliveries to end users and OEMs in the industrial sector increased 40 percent compared to the third quarter last year from stronger industry demand driven by high levels of business investment. Third quarter deliveries of engines into the petroleum sector rose 7 percent over last year as gas compression and workover rig sales experienced increased deliveries. Deliveries of engines into the electric power sector decreased 7 percent in the third quarter versus 2003. Third quarter deliveries of engines to the marine sector decreased 16 percent compared to a year ago due to low levels of workboat investment, partially offset by growth in deliveries to the pleasure craft market.

In EAME, overall engine deliveries to end users and OEMs rose 33 percent over last year’s third quarter with increases to all sectors. Electric Power deliveries rose 44 percent over the third quarter of 2003, benefiting from increased sales against euro-based competitors and increased demand for combined heat and power self generation. Third-quarter petroleum deliveries rose 39 percent over a year ago, supported by increased investments from higher energy prices. Deliveries into the marine sector rose 39 percent, while industrial deliveries increased by 12 percent compared to the third quarter of 2003.

Deliveries to end users and OEMs in Latin America decreased 27 percent compared to third quarter 2003. The year over year reduction was primarily influenced by the absence of a large turbine electric power project sold during third quarter 2003.

Deliveries to end users and OEMs in Asia/Pacific were up 49 percent compared to third quarter 2003. Engine deliveries into the petroleum sector nearly doubled driven by increases in exploration and production in China, Indonesia and other areas. Asia/Pacific deliveries of generator sets were up 44 percent over third quarter 2003 from continued strong economic growth and regional transmission shortages. Deliveries into the marine sector increased as competitive shipyard rates drove demand for ocean-going vessels, and deliveries increased for Taiwan-based pleasure craft manufacturers.

Dealer Inventories of Engines

Worldwide dealer engine inventories at the end of the third quarter were approximately 25 percent above last year, slightly below selling rate increases and were at normal levels compared to selling rates. North America inventory remained constant relative to selling rates. Asia/Pacific dealer inventories increased slightly faster than selling rates, primarily due to some delays in China electric power demand. EAME dealer inventories increased slightly less than selling rates due to strong demand for electric power and petroleum products driven by sustained higher energy prices.

GLOSSARY OF TERMS

1.   Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.

2.   Constant Dollars - The dollar value of machine and engine deliveries adjusted for changes in price and currency.

3.   Core Operating Costs - Machinery and Engines operating cost change adjusted for volume. It excludes the impact of currency, Non-Conformance Penalties and retirement benefits.

4.   Currency - With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to profit before tax, currency represents the net translation impact on sales, operating costs and other income/expense resulting from changes in foreign currency exchange rates versus the U.S. dollar. Also included in the currency impact on profit before tax is the effect of currency forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates. Currency includes the impacts on sales and operating profit for the Machinery and Engines lines of business only; currency impacts on the Financial Products line of business are included in the Financial Products portions of the respective analyses.

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

8.   Financial Products - A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance), Caterpillar Power Ventures Corporation (Cat Power Ventures) and their subsidiaries. Cat Financial provides a wide range of financing alternatives for Caterpillar machinery and engines, Solar gas turbines, as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. Cat Power Ventures is an active investor in independent power projects using Caterpillar power generation equipment and services.

9.      Latin America - Geographic region including the Central and South American countries and Mexico.

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

11.   Machinery and Engines - Due to the highly integrated nature of operations, represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

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

13.    Price Realization - The impact of net price changes excluding currency.

14.    Retirement Benefits - Cost of defined benefit pension plans, defined contribution plans and retirement healthcare and life insurance.

15.    Sales Volume - With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for machines, engines and parts. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for machines, engines and parts combined with the net operating profit impact of changes in the relative weighting of machines, engines and parts sales with respect to total sales.

16.    Securitized Finance Receivables - Cat Financial sells retail installment sale contracts and finance leases into public asset-backed securitization facilities. Gains/losses on the securitization of finance receivables represent the difference between the carrying value and fair value of the receivables.

17.    6 Sigma - On a technical level, 6 Sigma represents a measure of variation that achieves 3.4 defects per million opportunities. At Caterpillar, 6 Sigma represents a much broader cultural philosophy to drive continuous improvement throughout the value chain. It is a fact-based, data-driven methodology that we are using to improve processes, enhance quality, cut costs, grow our business and deliver greater value to our customers through Black Belt-led project teams. At Caterpillar, 6 Sigma goes beyond mere process improvement; it has become the way we work as teams to process business information, solve problems and manage our business successfully.

C. Liquidity & Capital Resources

Sources of funds
We generate our capital resources primarily through operations. Consolidated operating cash flow was $1.54 billion through the third quarter of 2004, compared with $1.41 billion through the third quarter of 2003. The increase is primarily the result of higher profitability in 2004 as compared to 2003, largely offset by an increase in working capital requirements. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 35.

Total debt as of September 30, 2004 was $22.3 billion, an increase of $2.5 billion from year-end 2003. Debt related to Machinery and Engines increased $513 million, as cash used for capital expenditures, the stock repurchase program, payment of dividends, and acquisitions more than offset cash provided by operations.

Debt related to Financial Products increased $1.9 billion due to growth at Cat Financial. We have two global credit facilities with a syndicate of banks totaling $5.0 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs. Based on management’s allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at September 30, 2004 was $4.4 billion. The five-year facility of $2.5 billion expires in September 2009. The 364-day facility of $2.5 billion expires in September 2005. The facility expiring in September 2005 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2005 that would mature in September 2006. Our total credit commitments as of September 30, 2004 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products

Credit lines available:
Global credit facility	$5,000	$600	$4,400
Other external	2,133	927	1,206

Total credit lines available	7,133	1,527	5,606
Less: Global credit facility supporting commercial paper	4,419	550	3,869
Less: Utilized credit	404	87	317

Available credit	$2,310	$890	$1,420

We also generate funding through the securitization of receivables. Through the third quarter of 2004, we generated $787 million of capital resources from the securitization of trade receivables and $659 million from the securitization of finance receivables. During the second and third quarters of 2004, Cat Financial sold retail finance leases and installment sale contracts through syndications where the investors have no recourse to Cat Financial. Proceeds of $8 million were recognized from the sale of such contracts.

We do not generate material funding through structured finance transactions.

Machinery and Engines
Operating cash flow was $758 million through the third quarter 2004, compared with $787 million for the same period a year ago. Although profit was up significantly through the first three quarters of 2004, this increase was more than offset by an increase in inventory to support higher sales volume. The surge in volume has also resulted in key component shortages, which have resulted in delayed production driving additional inventory increases. The inventory growth was partially offset by an increase in accounts payable.

Pursuant to the share repurchase program authorized by the Board of Directors in October 2003, $400 million was spent to repurchase 5.3 million shares during the first three quarters of 2004. There were 341.2 million shares outstanding at the end of the third quarter 2004. The goal of the share repurchase program, which expires in October 2008, is to reduce the company’s outstanding shares to 320 million.

Capital expenditures, excluding equipment leased to others, during the first three quarters of 2004 were $460 million, an increase of $125 million from the same period a year ago to support growth and new product initiatives. Acquisitions resulted in a decrease to cash of $284 million primarily from the acquisitions of the MG Rover Ltd. parts distribution business and Williams Technologies, Inc.

Financial Products
Operating cash flow was $777 million through the third quarter 2004, compared with $603 million for the same period a year ago. The increase is primarily the result of an increase in profit in 2004 as compared to the same period a year ago. Cash used to purchase equipment leased to others was $825 million during the first three quarters of 2004 compared to $771 million for the first three quarters of 2003. In addition, net cash used for finance receivables was $2.0 billion for the first three quarters of 2004, compared to $729 million for the first three quarters of 2003 due to growth at Cat Financial.

Financial Products total borrowings were $18.29 billion at September 30, 2004, an increase of $1.9 billion from December 31, 2003 due to financing a higher amount of assets. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At September 30, 2004, finance receivables past due over 30 days were 2.3 percent, compared with 2.5 percent at December 31, 2003. The allowance for credit losses was 1.42 percent of finance receivables, net of unearned income, at September 30, 2004, compared to 1.49 percent at December 31, 2003. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $47 million and $57 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Financial Products was in compliance with all debt covenants at September 30, 2004.

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

Warranty reserve - Determined by applying historical claim rate experience to the current field population and dealer inventory. Effective in the third quarter 2004, we revised our process to utilize more detailed claim rates by product. This provides more comprehensive information for management. This change did not have a material impact on our financial statements. Warranty payments may differ from those estimated if actual claim rates are higher or lower than our historical rates.

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

Credit loss reserve - The allowance for credit losses is evaluated on a regular basis and adjusted based upon management’s best estimate of probable losses inherent in our finance receivables. In estimating probable losses, we review accounts that are past due, non-performing, or in bankruptcy. We also review accounts that may be at risk using information available about the customer, such as financial statements, news reports, and published credit ratings. We also use general information regarding industry trends and the general economic environment. Using an estimate of current fair market value of collateral and factoring in credit enhancements, such as additional collateral and third party guarantees, we arrive at an estimated loss for specific accounts and estimate an additional amount for the remainder of the finance receivables based upon historical trends. Adverse economic conditions or other factors that might cause deterioration of the financial health of our customers could change the timing and level of payments received and thus necessitate a change in our estimated losses.

Income tax reserve - Despite our belief that our tax return positions are consistent with applicable tax law, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax reserves. Our reserves are adjusted in light of changing facts and circumstances, such as the progress of our tax audits. Our income tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments.

E. Pension and Other Postretirement Benefits

We recognized pension expense of $63 million and $204 million for the three and nine months ended September 30, 2004, as compared to $28 million and $100 million for the three and nine months ended September 30, 2003. The increase in expense was primarily a result of the amortization of actuarial losses resulting from a declining discount rate and poor performance of the equity markets in 2002 and 2001. SFAS 87, “Employers’ Accounting for Pensions” requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation. This increase is amortized into earnings as an actuarial loss. SFAS 87 also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected asset returns are amortized into earnings as actuarial gains and losses.

We recognized other postretirement benefit expense of $39 million and $193 million for the three and nine months ended September 30, 2004, as compared to $67 million and $202 million for the three and nine months ended September 30, 2003. The decrease in expense is the result of recognition of anticipated benefits from the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (see further discussion of the Act below), partially offset by an increase in expense due to the amortization of actuarial losses resulting from a declining discount rate, higher than expected benefit costs, and an increase in expected health care inflation.

Our U.S. postretirement health care plans provide for prescription drug benefits. On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As permitted by FSP 106-1, we made a one-time election to defer accounting for the effects of the Act pending further guidance from the FASB.

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), which superseded FSP 106-1. FSP 106-2 provides accounting guidance to employers that have determined that prescription drug benefits available under their retiree health care benefit plans are at least actuarially equivalent to Medicare Part D. The FSP requires that the benefit attributable to past service be accounted for as an actuarial gain and the benefit related to current service be reported as a reduction in service cost.

We have determined that most of our U.S. retiree health care plans are at least actuarially equivalent to Medicare Part D and will qualify for the federal subsidy. In the third quarter of 2004, we adopted FSP 106-2 retroactive to December 31, 2003 (the period end that includes the date of the Act’s enactment) as permitted by the FSP. The impact was a reduction in our accumulated postretirement benefit obligation of $284 million related to benefits attributed to past service. Because the federal subsidy is tax exempt, no tax was provided for the benefit in the provision for income taxes. This lowered our estimated annual tax rate approximately one-half of a percent. The reduction in the components of 2004 net periodic postretirement benefits expense was as follows:

	2004

	First Quarter	Second Quarter	Third Quarter	Nine Months Ended Sept 30

(Millions of dollars)
Service cost	$1	$1	$1	$3
Interest cost	3	5	5	13
Amortization of actuarial gain	4	8	9	21

Total reduction in net periodic postretirement benefit cost	$8	$14	$15	$37

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

SFAS 87 requires the recognition of an Additional Minimum Liability if the market value of plan assets is less than the accumulated benefit obligation as of the measurement date. Due to the continued decline in the discount rate, the funded status of our pension plans has declined during 2004. Based on quarter-end plan asset values, we would be required to increase the Additional Minimum Liability by approximately $1.9 billion at December 31, 2004. Included within this amount is an offset to the $1.0 billion prepaid asset for certain U.S. plans. This adjustment would result in a decrease in Accumulated Other Comprehensive Income (a component of Shareholders' Equity on the Statement of Financial Position) of approximately $1.2 billion after-tax. Final determination will only be known on the measurement date, which is November 30, 2004.

Although we have no ERISA funding requirements in 2004, on April 8, 2004, we made a voluntary cash contribution of $494 million to fund our U.S. pension plans. We also made contributions of approximately $90 million to certain non-U.S. pension plans during the first nine months of 2004, and anticipate additional contributions of approximately $20 million throughout the remainder of the year. The company has adequate liquidity resources to fund plans, as it deems necessary.

F. Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis. The data has been grouped as follows:

Consolidated - Caterpillar Inc. and its subsidiaries.

Machinery and Engines - The Machinery and Engines data contained in the schedules on pages 44 to 51 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Regulation G. These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures. Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery and Engines information relates to the design, manufacture, marketing of our products. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

Financial Products - our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments - eliminations of transactions between Machinery and Engines and Financial Products.

Pages 44 to 51 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$7,175	$7,175	$-	$-
Revenues of Financial Products	474	-	426	48 [2]

Total sales and revenues	7,649	7,175	426	48

Operating costs:
Cost of goods sold	5,728	5,728	-	-
Selling, general and administrative expenses	734	622	27	85 [3]
Research and development expenses	240	240	-	-
Interest expense of Financial Products	129	-	132	(3)[4]
Other operating expenses	140	2	138	-

Total operating costs	6,971	6,592	297	82

Operating profit	678	583	129	(34)

Interest expense excluding Financial Products	60	62	-	(2)[4]
Other income (expense)	45	(2)	15	32 [5]

Consolidated profit before taxes	663	519	144	-

Provision for income taxes	182	141	41	-

Profit of consolidated companies	481	378	103	-

Equity in profit (loss) of unconsolidated affiliated companies	17	17	-	-
Equity in profit of Financial Products' subsidiaries	-	103	-	(103)[6]

Profit	$498	$498	$103	$(103)

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
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$5,112	$5,112	$-	$-
Revenues of Financial Products	433	-	479	(46)[2]

Total sales and revenues	5,545	5,112	479	(46)

Operating costs:
Cost of goods sold	4,143	4,143	-	-
Selling, general and administrative expenses	627	505	139	(17)[3]
Research and development expenses	173	173	-	-
Interest expense of Financial Products	116	-	119	(3)[4]
Other operating expenses	101	(28)	129	-

Total operating costs	5,160	4,793	387	(20)

Operating profit	385	319	92	(26)

Interest expense excluding Financial Products	61	70	-	(9)[4]
Other income (expense)	(40)	(68)	11	17 [5]

Consolidated profit before taxes	284	181	103	-

Provision for income taxes	69	33	36	-

Profit of consolidated companies	215	148	67	-

Equity in profit (loss) of unconsolidated affiliated companies	7	5	2	-
Equity in profit of Financial Products' subsidiaries	-	69	-	(69)[6]

Profit	$222	$222	$69	$(69)

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
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$20,277	$20,277	$-	$-
Revenues of Financial Products	1,403	-	1,541	(138)[2]

Total sales and revenues	21,680	20,277	1,541	(138)

Operating costs:
Cost of goods sold	15,952	15,952	-	-
Selling, general and administrative expenses	2,223	1,846	420	(43)[3]
Research and development expenses	685	685	-	-
Interest expense of Financial Products	367	-	375	(8)[4]
Other operating expenses	416	2	414	-

Total operating costs	19,643	18,485	1,209	(51)

Operating profit	2,037	1,792	332	(87)

Interest expense excluding Financial Products	176	180	-	(4)[4]
Other income (expense)	135	7	45	83 [5]

Consolidated profit before taxes	1,996	1,619	377	-

Provision for income taxes	549	428	121	-

Profit of consolidated companies	1,447	1,191	256	-

Equity in profit (loss) of unconsolidated affiliated companies	37	35	2	-
Equity in profit of Financial Products' subsidiaries	-	258	-	(258)[6]

Profit	$1,484	$1,484	$258	$(258)

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
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$15,037	$15,037	$-	$-
Revenues of Financial Products	1,261	-	1,394	(133)[2]

Total sales and revenues	16,298	15,037	1,394	(133)

Operating costs:
Cost of goods sold	12,102	12,102	-	-
Selling, general and administrative expenses	1,801	1,470	387	(56)[3]
Research and development expenses	494	494	-	-
Interest expense of Financial Products	354	-	365	(11)[4]
Other operating expenses	358	(26)	384	-

Total operating costs	15,109	14,040	1,136	(67)

Operating profit	1,189	997	258	(66)

Interest expense excluding Financial Products	192	201	-	(9)[4]
Other income (expense)	15	(65)	23	57 [5]

Consolidated profit before taxes	1,012	731	281	-

Provision for income taxes	273	174	99	-

Profit of consolidated companies	739	557	182	-

Equity in profit (loss) of unconsolidated affiliated companies	11	7	4	-
Equity in profit of Financial Products' subsidiaries	-	186	-	(186)[6]

Profit	$750	$750	$186	$(186)

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
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At September 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Assets:
Current assets:
Cash and short-term investments	$417	$241	$176	$-
Receivables - trade and other	3,790	2,838	1,505	(553)[2]
Receivables - finance	8,951	-	8,951	-
Deferred and refundable income taxes	619	548	71	-
Prepaid expenses	1,350	1,335	14	1 [3]
Inventories	4,509	4,509	-	-

Total current assets	19,636	9,471	10,717	(552)

Property, plant and equipment - net	7,303	4,607	2,696	-
Long-term receivables - trade and other	268	262	41	(35)[2]
Long-term receivables - finance	8,326	-	8,326	-
Investments in unconsolidated affiliated companies	839	466	374	(1)[10]
Investments in Financial Products subsidiaries	-	2,809	-	(2,809)[4]
Deferred income taxes	516	743	16	(243)[5]
Intangible assets	361	353	8	-
Goodwill	1,450	1,450	-	-
Other assets	1,695	790	905	-

Total assets	$40,394	$20,951	$23,083	$(3,640)

Liabilities
Current liabilities:
Short-term borrowings	2,918	385	2,847	(314)[6]
Accounts payable	3,934	3,683	185	66 [7]
Accrued expenses	1,793	992	807	(6)[8]
Accrued wages, salaries and employee benefits	1,345	1,336	9	-
Dividends payable	-	-	-	-
Deferred and current income taxes payable	235	128	107	-
Deferred liability	-	-	299	(299)[9]
Long-term debt due within one year	3,601	6	3,595	-

Total current liabilities	13,826	6,530	7,849	(553)
Long-term debt due after one year	15,754	3,677	12,112	(35)[6]
Liability for postemployment benefits	3,234	3,234	-	-
Deferred income taxes and other liabilities	559	489	313	(243)[5]

Total liabilities	33,373	13,930	20,274	(831)

Stockholders' equity
Common stock	1,132	1,132	890	(890)[4]
Treasury stock	(3,238)	(3,238)	-	-
Profit employed in the business	9,667	9,667	1,753	(1,753)[4]
Accumulated other comprehensive income	(540)	(540)	166	(166)[4]

Total stockholders' equity	7,021	7,021	2,809	(2,809)

Total liabilities and stockholders' equity	$40,394	$20,951	$23,083	$(3,640)

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
[6] Elimination of debt between Machinery and Engines and Financial Products.
[7] Elimination of payables between Machinery and Engines and Financial Products.
[8] Elimination of prepaid insurance in Financial Products' accrued expenses.
[9] Elimination of Financial Products deferred liabilities with Machinery and Engines.
[10] Elimination of Machinery and Engines investment in Financial Products subsidiary.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Assets:
Current assets:
Cash and short-term investments	$342	$220	$122	$-
Receivables - trade and other	3,666	2,993	1,642	(969)[2]
Receivables - finance	7,605	-	7,605	-
Deferred and refundable income taxes	707	645	62	-
Prepaid expenses	1,424	1,403	27	(6)[3]
Inventories	3,047	3,047	-	-

Total current assets	16,791	8,308	9,458	(975)

Property, plant and equipment - net	7,290	4,682	2,608	-
Long-term receivables - trade and other	82	81	1	-
Long-term receivables - finance	7,822	-	7,822	-
Investments in unconsolidated affiliated companies	800	426	374	-
Investments in Financial Products subsidiaries	-	2,547	-	(2,547)[4]
Deferred income taxes	616	819	19	(222)[5]
Intangible assets	239	230	9	-
Goodwill	1,398	1,398	-	-
Other assets	1,427	719	708	-

Total assets	$36,465	$19,210	$20,999	$(3,744)

Liabilities
Current liabilities:
Short-term borrowings	2,757	72	3,160	(475)[6]
Accounts payable	3,100	3,078	243	(221)[7]
Accrued expenses	1,638	857	802	(21)[8]
Accrued wages, salaries and employee benefits	1,802	1,788	14	-
Dividends payable	127	127	-	-
Deferred and current income taxes payable	216	166	50	-
Deferred liability	-	-	259	(259)[9]
Long-term debt due within one year	2,981	32	2,949	-

Total current liabilities	12,621	6,120	7,477	(976)
Long-term debt due after one year	14,078	3,367	10,711	-
Liability for postemployment benefits	3,172	3,172	-	-
Deferred income taxes and other liabilities	516	473	264	(221)[5]

Total liabilities	30,387	13,132	18,452	(1,197)

Stockholders' equity
Common stock	1,059	1,059	890	(890)[4]
Treasury stock	(2,914)	(2,914)	-	-
Profit employed in the business	8,450	8,450	1,495	(1,495)[4]
Accumulated other comprehensive income	(517)	(517)	162	(162)[4]

Total stockholders' equity	6,078	6,078	2,547	(2,547)

Total liabilities and stockholders' equity	$36,465	$19,210	$20,999	$(3,744)

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
[9] Elimination of Financial Products deferred liabilities with Machinery and Engines.

Caterpillar Inc. Supplemental Data for Cash Flow For the Nine Months Ended September 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$1,484	$1,484	$258	$(258)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,055	612	443	-
Undistributed profit of Financial Products	-	(258)	-	258 [3]
Other	(120)	(103)	24	(41)[4]
Changes in assets and liabilities:
Receivables - trade and other	(461)	(284)	(34)	(143)[4]
Inventories	(1,225)	(1,225)	-	-
Accounts payable and accrued expenses	815	657	(33)	191 [4]
Other - net	(13)	(125)	119	(7)[4]

Net cash provided by operating activities	1,535	758	777	-

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(519)	(460)	(59)	-
Expenditures for equipment leased to others	(827)	(2)	(825)	-
Proceeds from disposals of property, plant and equipment	531	19	512	-
Additions to finance receivables	(16,493)	-	(16,493)	-
Collection of finance receivables	13,010	-	13,010	-
Proceeds from the sale of finance receivables	1,434	-	1,434	-
Net intercompany borrowings	-	203	30	(233)[5]
Investments and acquisitions (net of cash acquired)	(284)	(284)	-	-
Other - net	(193)	(94)	(99)	-

Net cash used for investing activities	(3,341)	(618)	(2,490)	(233)

Cash flow from financing activities:
Dividends paid	(395)	(395)	-	-
Common stock issued, including treasury shares reissued	137	137	-	-
Treasury shares purchased	(400)	(400)	-	-
Net intercompany borrowings	-	(30)	(203)	233 [5]
Proceeds from long-term debt issued	4,532	263	4,269	-
Payments on long-term debt	(2,615)	(28)	(2,587)	-
Short-term borrowings - net	563	264	299	-

Net cash provided by (used for) financing activities	1,822	(189)	1,778	233

Effect of exchange rate changes on cash	59	70	(11)	-

Increase (decrease) in cash and short-term investments	75	21	54	-
Cash and short-term investments at beginning of period	342	220	122	-

Cash and short-term investments at end of period	$417	$241	$176	$-

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products profit after tax due to equity method of accounting.
[3] Non-cash adjustment for the undistributed earnings from Financial Products.
[4] Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5] Net proceeds and payments to/from Machinery and Engines and Financial Products.

Caterpillar Inc. Supplemental Data for Cash Flow For the Nine Months Ended September 30, 2003 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$750	$750	$186	$(186)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,008	611	397	-
Undistributed profit of Financial Products	-	(186)	-	186 [3]
Other	46	39	12	(5)[4]
Changes in assets and liabilities:
Receivables - trade and other	(220)	(140)	(120)	40 [4]
Inventories	(294)	(294)	-	-
Accounts payable and accrued expenses	108	87	21	-
Other - net	9	(80)	107	(18)[4]

Net cash provided by operating activities	1,407	787	603	17

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(352)	(335)	(17)	-
Expenditures for equipment leased to others	(781)	(10)	(771)	-
Proceeds from disposals of property, plant and equipment	451	-	451	-
Additions to finance receivables	(12,245)	-	(12,245)	-
Collection of finance receivables	10,044	-	10,044	-
Proceeds from the sale of finance receivables	1,472	-	1,472	-
Net intercompany borrowings	-	391	2	(393)[5]
Investments and acquisitions (net of cash acquired)	(26)	(17)	(9)	-
Other - net	(55)	(6)	(82)	33 [6]

Net cash used for investing activities	(1,492)	23	(1,155)	(360)

Cash flow from financing activities:
Dividends paid	(361)	(361)	-	-
Common stock issued, including treasury shares reissued	81	81	33	(33)[6]
Net intercompany borrowings	-	-	(391)	391 [5]
Proceeds from long-term debt issued	4,233	83	4,150	-
Payments on long-term debt	(2,992)	(500)	(2,492)	-
Short-term borrowings - net	(788)	(2)	(786)	-

Net cash provided by (used for) financing activities	173	(699)	514	358

Effect of exchange rate changes on cash	-	6	9	(15)[7]

Increase (decrease) in cash and short-term investments	88	117	(29)	-
Cash and short-term investments at beginning of period	309	146	163	-

Cash and short-term investments at end of period	$397	$263	$134	$-

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

G. Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our third-quarter 2004 Form 10-Q are forward-looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be", "should" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

World Economic Factors

The world economy is experiencing the fastest growth in years and inflation remains well behaved. Our outlook assumes that inflation will remain under control and that central bankers will raise interest rates cautiously. Continued low interest rates should allow the world economy to grow between 3.5 and 4 percent throughout the forecast period, prolonging recoveries in business investment and mining. Should inflation worsen, or central banks raise interest rates aggressively, both the world economic recovery and our machinery and engines sales likely would be weaker.

Recent economic data suggest the U. S. economy improved to about a 4 percent growth rate in the third quarter. Our outlook assumes that moderate inflation will encourage the Fed to raise interest rates gradually, allowing the recovery to continue. This recovery, combined with good business profits and favorable metals and coal prices, will support further growth in construction and mining. If, however, the U. S. economy falters or business finances deteriorate, expected improvements in machinery and engines sales likely would not occur.

The EAME region has experienced the slowest recovery among the regions, primarily due to a weak recovery in Europe. Economies in both Africa/Middle East (AME) and the Commonwealth of Independent States (CIS) have been more robust due to higher metals and energy prices. Our outlook assumes that a low interest rate environment will lead to better growth in Europe and that favorable commodity prices will extend healthy recoveries in both AME and the CIS. Should those expectations not materialize, our results likely will be lower than projected.

Increased capital inflows, low domestic interest rates and favorable commodity prices have combined to produce the best economic growth in Latin America in years. Our outlook assumes those factors will remain in place throughout the forecast period. Adverse changes, such as lower capital inflows, much higher interest rates or a collapse in commodity prices, would harm the recovery and our sales of machinery and engines.

The Chinese government’s curbs on selected development projects caused machinery sales to decline. So far, mining booms and some growth in construction in other countries offset lower sales in China. Our forecast assumes a similar balance will continue in the future. Should the decline in China worsen, or the mining boom weaken, machinery and engines sales would be lower than projected.

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

Oil and natural gas prices have continued fairly high into 2004 due to strong demand and tight inventories. We do not yet view higher energy prices as a threat to economies since it is strong demand that is boosting prices and world production is still increasing. However, should significant supply cuts occur, such as from OPEC production cuts or political unrest in a major producing country, the resulting oil shortages and price spikes likely would slow economies, potentially with a depressing impact on our sales.

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

With economic data looking more favorable, Central Banks in developed countries have started raising interest rates from the lowest rates in decades. Our outlook assumes that Central Banks will take great care to ensure that economic recoveries continue and that interest rates will remain low throughout the forecast period. Should Central Banks raise interest rates too aggressively, both economic growth and our sales could suffer.

Budget deficits in many countries have increased, which has limited the ability of governments to boost economies with tax cuts and more spending. Our outlook assumes that governments will not aggressively raise taxes and slash spending to deal with their budget imbalances. Such actions could disrupt growth and negatively affect sales to public construction.

Political Factors

Political factors in the United States and abroad have a major impact on global companies. Our outlook assumes that the outcome of the upcoming national election will not materially impact the United States or global economy. Should this prove incorrect and a new administration materially changes the current economic policies, our results could be negatively impacted.

Our outlook assumes that there will be no major wars in either North Korea or the Middle East in the forecast period. Such military conflicts could severely disrupt sales into countries affected, as well as nearby countries.

Our outlook also assumes that there will be no major terrorist attacks. If there is a major terrorist attack, confidence could be undermined, potentially causing a sharp drop in economic activities and our sales. Attacks in major developed economies would be the most disruptive.

Our outlook assumes that efforts by countries to increase their exports will not result in retaliatory countermeasures by other countries to block such exports, particularly in the Asia/Pacific region. In addition, our outlook assumes the American Jobs Creation Act of 2004, or any other tax law changes, will not negatively impact our provision for income taxes.

Currency Fluctuations

The company has costs and revenues in many currencies and is therefore exposed to risks arising from currency fluctuations. Many currency positions are fairly closely balanced, which, along with the diversity of currency positions, helps diminish exchange rate risks. Our outlook assumes that currency movements are in line with historical volatilities. Should currency markets become unstable, government actions to cope with unfavorable currency fluctuations could disrupt world trade and growth, negatively impacting our results.

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

Dealer Practices

The company sells primarily through an independent dealer network. Dealers carry inventories of both new and rental equipment and adjust those inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively. The current outlook assumes dealers will increase inventories in line with higher deliveries. Should dealers control inventories more tightly, our sales would be lower.

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

Our outlook assumes that there will be no significant work stoppages at any of our facilities worldwide. On August 15, 2004, employee members of the United Auto Workers (UAW) voted to reject the company's last, best and final contract proposal for a new 6-year labor agreement. The Company’s last, best and final offer remains as our current offer. The previous labor agreement expired April 1, 2004, and was extended during collective bargaining negotiations until April 25, 2004. Although the previous agreement is expired, our employees are continuing to work under its terms. Operations continue as normal. If for whatever reason, a prolonged labor disruption were to happen, our sales and revenues and profit results would likely be negatively impacted, particularly in the event of a subsequent union employee work stoppage.

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

The environment remains competitive from a pricing standpoint. Our 2004 outlook assumes that the company is successful in implementing worldwide machine price increases communicated to dealers with an effective date of July 1, 2004. If the price actions are not accepted in the marketplace, our results will be negatively impacted. Moreover, additional price discounting could result in lower than anticipated realization. Our preliminary 2005 sales outlook assumes that the company is successful in implementing worldwide machine price increases communicated to dealers with an effective date of January 2005. While we expect that the environment will absorb these price actions, delays in the marketplace acceptance would negatively impact our results. Moreover, additional price discounting to maintain our competitive position could result in lower than anticipated realization.

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

In general, our results are sensitive to changes in economic growth, particularly those originating in construction, mining and energy. Developments reducing such activities also tend to lower our sales. In addition to the factors mentioned above, our results could be negatively impacted by any of the following:

▪	Any sudden drop in consumer or business confidence
▪	Delays in legislation needed to fund public construction
▪	Regulatory or legislative changes that slow activity in key industries; and/or
▪	Unexpected collapses in stock markets.

This discussion of uncertainties is by no means exhaustive but is designed to highlight important factors that may impact our outlook. Obvious factors such as general economic conditions throughout the world do not warrant further discussion, but are noted to further emphasize the myriad of contingencies that may cause the company's actual results to differ from those currently anticipated.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recent fiscal quarter, there have been no significant changes in the company's internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting. Although the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, management's evaluation provided reasonable assurance that these controls will be effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The disclosure regarding legal proceedings contained in Part II - Item 1 "Legal Proceedings" of our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended June 30, 2004 is updated by the following disclosure:

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar’s late payments. At September 30, 2004, the past due receivable from Navistar regarding the foregoing was $139 million. The pending complaint also has claims alleging that Franklin Power Products, Inc., Newstream Enterprises, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream. At September 30, 2004, the past due receivables for the foregoing totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc., and Sturman Engine Systems, Inc., colluded with Navistar to utilize technology that Sturman Industries, Inc., misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar’s prospective economic relationship with Navistar. The pending complaint further alleges that the two parties’ collusion led Navistar to select Sturman Engine Systems, Inc. and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On May 7, 2002, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its fourth amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International further claims that Caterpillar improperly restricted the supply of heavy-duty engines to International from June through September 2002, and claims that Caterpillar made certain fraudulent misrepresentations with respect to the availability of engines during this time period. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar filed an answer denying International's claims and has filed a counterclaim seeking a declaration that the term sheet has been effectively terminated. Caterpillar denies International's claims and will vigorously contest them. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar after a reasonable period. Caterpillar anticipates that a trial currently scheduled to begin in the first quarter of 2005 will address all remaining issues in this matter.  This matter is not related to the breach of contract action brought by Caterpillar against Navistar currently pending in the Circuit Court of Peoria County, Illinois.

The EU is imposing retaliatory tariffs on certain U.S. origin goods as a result of a WTO decision that found the extraterritorial income exclusion (ETI) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constituted a prohibited export subsidy. These tariffs, which began in March of 2004 at 5 percent, have increased 1 percentage point per month and would increase to 17 percent after one year. Given the makeup of the final retaliation list, some Caterpillar parts and components are subject to these tariffs. We do not believe these tariffs will materially impact our financial results. The company has production facilities in the EU, Russia, Asia, and South America. Products sold into the EU from these plants are not affected by this retaliatory tariff. The American Jobs Creation Act of 2004 (Act), enacted on October 22, 2004, phases-out the ETI provisions. As a result, the EU announced that it plans to end the retaliatory sanctions pending the outcome of a WTO review to determine whether certain provisions of the Act are compliant with the ruling against the FSC/ETI regime. The sanctions are not expected to be lifted officially until January 1, 2005.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program[1]

July 1-31, 2004	550,000	$72.61	550,000	22,373,269
August 1-31, 2004	1,537,000	71.53	1,537,000	20,927,879
September 1-30, 2004	-	-	-	21,235,956

Total	2,087,000	$71.81	2,087,000

1 On October 8, 2003, the board of directors approved an extension of the share repurchase program (through October 2008) with the goal of reducing the company's outstanding shares to 320,000,000. Amount represents the shares outstanding at the end of the period less 320,000,000.

Non-U.S. Employee Stock Purchase Plans
We have 27 employee stock purchase plans administered outside the United States for our foreign employees. As of September 30, 2004, those plans had approximately 8,165 participants in the aggregate. During the third quarter of 2004, approximately 54,500 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits:
	10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated effective January 1, 2004.
	31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and F. Lynn McPheeters, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	During the quarter ended September 30, 2004, reports on Form 8-K were filed as follows:
		Date	Item #

		September 28, 2004	Item 2.02
		September 29, 2004	Item 2.03
		July 22, 2004	Item 5
		August 18, 2004	Item 5
		July 12, 2004	Item 9
		July 22, 2004	Item 12

Additional reports on Form 8-K were filed as follows:
		Date	Item #

		October 13, 2004 (3 reports)	Item 5.02
		October 21, 2004	Items 2.02, 7.01, and 9.01
		October 21, 2004	Item 7.01

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.
November 8, 2004	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer

November 8, 2004	/s/ F. Lynn McPheeters	Vice President and Chief Financial Officer

November 8, 2004	/s/ David B. Burritt	Controller and Chief Accounting Officer

November 8, 2004	/s/ James B. Buda	Secretary