Form 10-K
CATERPILLAR INC
filed 2005-02-24
CIK 18230

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 1-768
CATERPILLAR INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant's telephone number, including area code: (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock ($1.00 par value)	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
Preferred Stock Purchase Rights	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
9% Debentures due April 15, 2006	New York Stock Exchange
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange

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
Yes [ ✓ ] No [    ]

As of December 31, 2004, there were 342,936,949 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $32,772,664,307.

Documents Incorporated by Reference
Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2005 Annual Meeting Proxy Statement (Proxy Statement) filed with the Securities and Exchange Commission (SEC) on February 24, 2005.
Parts I, II, IV
General and Financial Information for 2004 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed with the SEC as an appendix to the 2005 Annual Meeting Proxy Statement (Appendix) on February 24, 2005, and furnished as Exhibit 13 to this Form 10-K.

i

PART I

Item 1. Business.

Principal Lines of Business / Nature of Operations
We operate in three principal lines of business:

1.
Machinery - This principal line of business includes the design, manufacture, marketing and sales of construction, mining, and forestry machinery - track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders and related parts. We also include logistics services for other companies in this line of business.

2.
Engines - This principal line of business includes the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts. Reciprocating engines meet power needs ranging from 5 to over 22,000 horsepower (4 to over 16 200 kilowatts). Turbines range from 1,200 to 20,500 horsepower (900 to 15 000 kilowatts).

3.
Financial Products - This principal line of business consists primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance), Caterpillar Power Ventures Corporation (Cat Power Ventures), and their respective subsidiaries. Cat Financial provides a wide range of financing alternatives to customers and dealers for Caterpillar machinery and engines, Solar gas turbines, as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. Cat Power Ventures is an active investor in independent power projects using Caterpillar power generation equipment and services.

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into eight reportable segments for financial reporting purposes. Information about our reportable segments, including geographic information, appears in Note 25 on pages A-29 through A-33 of the Appendix.

Other information about our operations in 2004 and outlook for 2005, including risks associated with foreign operations is incorporated by reference from "Management's Discussion and Analysis" on pages A-36 through A-61 of the Appendix.

Company Strengths
Caterpillar is the leader in construction and mining equipment, diesel and natural gas engines and industrial gas turbines in our size range. Annual sales and revenues top $30 billion, making Caterpillar the largest manufacturer in its industry. Caterpillar is also a leading U.S. exporter, with more than one-half of its sales outside the United States. Through a global network of independent dealers, Caterpillar builds long-term relationships with customers around the world. For over 75 years, the Caterpillar name has been associated with the highest level of quality products and services.

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

Machinery

The competitive environment for Caterpillar's machinery business consists of global competitors, regional competitors, and specialized local competitors. Principal global competitors include Komatsu, Volvo Construction Equipment (part of the Volvo Group AB), CNH Global, Hitachi Construction Machinery, John Deere (part of Deere & Co.), Terex, JCB, and Ingersoll-Rand. Each has particular regional pockets of strength. John Deere Construction and Forestry Division (part of Deere & Co.), for example, is a principal competitor in North America. Some competitors have broad ranges of products which compete with Caterpillar. Others, like Ingersoll-Rand, only offer a limited range of products that compete with Caterpillar.

During 2004, the machinery business in general enjoyed an increase in industry demand. Most of our competitors saw sales and operating profits improve from years of stagnant sales and difficult profitability. The sharp industry upturn created supply chain challenges in addition to the material cost challenges of high commodity prices for all competitors. Several competitors continued to face distribution channel challenges. Asia-based competitors were impacted the most by the industry slowdown in China. Europe-based competitors were most impacted by the strong euro. Most North America-based competitors benefited from the very strong North American industry upturn. While the competitive environment in the machinery business continued to be intense, the financial health of the industry as a whole improved.

Engines

Caterpillar operates in a very competitive engine/turbine manufacturing and packaging environment. The company manufactures diesel, heavy fuel and natural gas reciprocating engines for the on- and off-highway mobile markets - as well as for a wide array of stationary applications - and manufactures industrial turbines for the oil and gas and power generation markets. In North America, on-highway heavy-duty and mid-range diesel engine competitors include but are not limited to Cummins Inc., Volvo Group AB, Mack Trucks, Inc. (part of the Volvo Group AB), Detroit Diesel Corp. and Mercedes-Benz (both part of DaimlerChrysler AG), Isuzu Motors, Ltd. and Navistar International Corp. Overseas on-highway diesel engine competitors include but are not limited to Mercedes-Benz (part of DaimlerChrysler AG), Volvo Group AB, Mitsubishi Fuso Truck & Bus Corp. (part of Daimler Chrysler AG), Scania AB, MAN Aktiengesellschaft, Iveco Motors, Isuzu Motors, Ltd., Hino Motors, Ltd. and MWM Motores Diesel.

In the North America off-highway mobile and stationary markets, domestic-based competitors include but are not limited to Cummins Inc., John Deere Power Systems (part of Deere & Co.), Detroit Diesel Corp., Ford Power Products (part of Ford Motor Co.), General Electric Co. and Waukesha (part of Dresser Inc.). Overseas-based off-highway mobile and stationary application competitors include but are not limited to Wartsila NSD, MAN B&W Diesel AG, MTU Friedrichshafen GmbH (part of DaimlerChrysler AG), Volvo Penta (part of the Volvo Group AB), Mitsubishi Heavy Industries, Ltd., Deutz AG, GE Jenbacher (part of General Electric Co.), Kubota Corp., Isuzu Motors, Ltd., Kawasaki Heavy Industries Ltd., Yanmar Diesel Engine Co. Ltd., Bergen (part of Rolls Royce plc), Rolls-Royce plc, Siemens AG and Alstom.

In the packaging area, Caterpillar also faces a wide variety of generator set packagers and other engine and turbine-related packaging competitors. North America-based packagers include but are not limited to General Electric Co., Cummins Inc., Kohler Co., Katolight Corp., Generac Power Systems, Inc., Multiquip Inc., Detroit Diesel Corp., Stewart & Stevenson Services, Inc., Hanover Compressor Co. and other regional companies. Overseas-based packagers include but are not limited to Alstom, Siemens AG, Rolls Royce plc, Wartsila NSD, MAN B&W Diesel AG, GE Jenbacher, SDMO, Himoinsa s.l., Mitsubishi Heavy Industries, Ltd., Atlas Copco AB, Kawasaki Heavy Industries, Ltd., AKSA Power Generation (Kazanci Holding) and many other regional packagers dispersed around the world. These packagers source emission compliant as well as non-compliant engines and turbines and other components from domestic and international suppliers, and market their products regionally and internationally through a variety of company owned, independent, on-line and multi-brand distribution channels.

In the North America market, heavy-duty and midrange on-highway truck engine competitors continued to market emission certified engines meeting the January 1, 2004 United States Environmental Protection Agency (EPA) emission limits using cooled exhaust gas re-circulation technology (EGR). In addition, the industry continued to invest heavily in new technology to meet future on- and off-highway emission regulations in North America, Europe, and Asia. Furthermore, competitors formed or continued joint ventures and partnerships in an effort to share development costs, strengthen customer relationships, reach new markets and leverage core competencies. Moreover, key component suppliers such as Delphi Corp., Bosch GmbH, Denso Corp., Stanadyne Corp. and Fleetguard Inc. (part of Cummins Inc.) continued to play visible roles as emission technology drivers, partners, and key suppliers to the reciprocating engine business.

During 2004, Caterpillar completed the introduction of its full line of ACERT® engines into the North America on-highway truck market, and continued to maintain its leadership position in this market. In addition, Caterpillar established itself as a leading provider of truck engines for the specialty, bus and recreational vehicle (RV) markets. Customer acceptance of Caterpillar ACERT engine performance, quality and reliability is strong. As a result of strong industry growth, Caterpillar experienced some heavy-duty ACERT engines capacity constraints in 2004.

Caterpillar also focused 2004 investment and resources on leveraging its success with ACERT engines in on-highway truck markets into off-road markets, as well as the remainder of its engine platforms. The building blocks for ACERT Technology are very flexible and scaleable, and are being applied as needed based on engine platform and application. We have announced that 13 Caterpillar machine models are being upgraded to ACERT engine technology, and 6 of these 13 models are already shipping. A full line of seven ACERT industrial engines has been released, and plans are in place to leverage ACERT Technology throughout Caterpillar's businesses and engine platforms. We expect this to establish Caterpillar as the first company to offer a full line of Tier 3/Stage 3a emission compliant off-highway engines.

We believe ACERT provides Caterpillar a competitive advantage now and in the future to meet emission and performance requirements, and we plan to continue investing in developing and leveraging ACERT Technology systems and components. While Caterpillar is able to leverage its ACERT Technology directly into its off-highway businesses, our competitors must pursue alternative technologies or further develop their existing technologies to meet off-highway market needs and emission requirements.

Financial Products

Cat Financial, incorporated in Delaware, is a wholly owned finance subsidiary of Caterpillar. Cat Financial's primary business is to provide retail-financing alternatives for Caterpillar products to customers and Caterpillar dealers around the world. Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines. In addition, Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term dealer receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial. Cat Financial's activity is conducted primarily in the United States, with additional offices and subsidiaries in Asia, Australia, Canada, Europe and Latin America.

Cat Financial has over 20 years of experience in providing financing in the various markets in which it participates, contributing to its knowledge of asset values, industry trends, product structuring and customer needs. As of December 31, 2004, Cat Financial had 1,399 full-time employees.

In certain instances, Cat Financial's operations are subject to supervision and regulation by state, federal and various foreign government authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices, (vi) prohibit discrimination in the extension of credit and administration of loans, and (vii) regulate the use and reporting of information related to a borrower's credit experience.

Cat Financial's retail financing leases and installment sale contracts (total 58 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, Cat Financial is considered the owner of the equipment (19 percent*).

•
Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the lease that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (14 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (24 percent*).

•	Governmental lease-purchase plans in the United States that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Retail notes receivable includes:
•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing (20 percent*).

Wholesale notes receivable, finance leases, and installment sale contracts (total 22 percent*) include:
•	Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets and rental facilities (6 percent*).

•	Short-term dealer receivables Cat Financial purchases from Caterpillar and subsidiaries at a discount (16 percent*).

*Indicates the percentage of Cat Financial's total portfolio at December 31, 2004. For more information on the above and Cat Financial's concentration of credit risk, please refer to Note 21 on pages A-26 and A-27 of the Appendix.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial's competitors include CIT Group, Citibank, General Electric Capital Corporation and local banks. In addition, many of our competitor manufacturers use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales. Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

Cat Financial's results are largely dependent upon Caterpillar dealers' ability to sell equipment and customers' willingness to enter into financing or leasing agreements with it. It is also affected by the availability of funds from its financing sources and general economic conditions such as inflation and market interest rates.

Cat Financial has a "match funding" policy whereby the interest rate profile (fixed rate or floating rate) of its debt portfolio largely matches the interest rate profile of its receivable portfolio plus retained interests in securitized wholesale receivables within established guidelines. In connection with that policy, Cat Financial uses interest rate derivative instruments to modify the debt structure to match these assets. This "match funding" reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. Cat Financial also uses these instruments to gain an economic and/or competitive advantage through a lower cost of borrowed funds. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt. For more information regarding match funding, please see Note 3 on pages A-12 and A-13 of the Appendix.

In managing foreign currency risk for Cat Financial's operations, the objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. This policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between the receivable and debt portfolio. None of these foreign currency forward contracts are designated as a hedge.

Cat Financial provides financing only when acceptable criteria are met. Credit decisions are based on, among other things, the customer's credit history, financial strength, and equipment application. Cat Financial typically maintains a security interest in retail-financed equipment and requires physical damage insurance coverage on financed equipment. Cat Financial finances a significant portion of Caterpillar dealers' sales and inventory of Caterpillar equipment, especially in North America. Cat Financial's competitive position is improved by marketing programs, subsidized by Caterpillar and/or Caterpillar dealers, which allow it to offer below-market interest rates. Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing. Transaction processing time and the supporting technologies continue to drive Cat Financial in its efforts to respond quickly to customers and improve internal processing efficiencies. We believe Cat Financial's web-based Cat FinancExpressSM transaction processing and information tool currently available in the United States, France, Canada and Australia helps to give Cat Financial a competitive advantage in those areas. Cat FinancExpress collects information on-line to provide finance quotes and credit decisions and then prints the related documents, all in a very short time frame.

Caterpillar Insurance Company, a wholly owned subsidiary of Cat Insurance (Cat Insurance and its subsidiaries are referred to herein collectively as Cat Holdings), is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance. The insurance company is licensed to conduct Property and Casualty Insurance business in forty-eight states and the District of Columbia, and as such, is regulated in those jurisdictions as well. The state of Missouri acts as the lead regulatory authority and monitors the company's financial status to ensure that the company is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.

Caterpillar Life Insurance Company, a wholly owned subsidiary of Caterpillar, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance. The insurance company is licensed to conduct Life and Accident and Health Insurance business in fourteen states and the District of Columbia, and as such, is regulated in those jurisdictions as well. As the state of Missouri acts as the lead regulatory authority, it monitors the financial status to ensure that the company is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.

Caterpillar Insurance Co. Ltd., a wholly owned subsidiary of Cat Insurance is a captive insurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority. The company is a Class 2 insurer (as defined by the Bermuda Insurance Amendment Act of 1995), which primarily insures affiliates and, as such, the Bermuda Monetary Authority requires an Annual Financial Filing for purposes of monitoring compliance with solvency requirements.

Caterpillar Product Services Corporation, a wholly owned subsidiary of Caterpillar, is a warranty company domiciled in Missouri. It is regulated as a special purpose warranty company in a limited number of jurisdictions and conducts the Caterpillar engine extended service contract business (parts and labor) in all states except Virginia, Washington and Wisconsin. It also conducts the machine extended service contract program in Italy, France and Germany.

Caterpillar Insurance Services Corporation, a wholly owned subsidiary of Cat Insurance is a Tennessee insurance brokerage company licensed in all fifty states and the District of Columbia. It provides brokerage services for all property and casualty and life and health lines of business.

Cat Holdings provides protection for claims under the following programs:

•	Contractual Liability Insurance to Caterpillar dealers and Original Equipment Manufacturers (OEM) for extended service contracts (parts and labor) offered by third party dealers and OEMs.
•	Reinsurance for the worldwide cargo risks of Caterpillar products.
•	Contractors' Equipment physical damage insurance to equipment manufactured by Caterpillar, which is leased, rented, or sold by third party dealers.
•	Inventory Protection Insurance for Caterpillar dealer floor-plan property risks.
•	Insurance for Caterpillar general liability, employer's liability, auto liability, property, and retiree medical stop loss insurance.
•	Brokerage services for property and casualty and life and health business.

Cat Power Ventures, a wholly owned subsidiary of Caterpillar, primarily invests equity and takes an ownership interest in power generation projects throughout the world that utilize Caterpillar power generation equipment. In some cases, these projects also utilize construction and operations and maintenance services that are provided by other Caterpillar subsidiaries. Currently, Cat Power Ventures has investments in power projects in Poland, the Dominican Republic, Tunisia, Cambodia, India and Sri Lanka. Cat Power Ventures has created direct and indirect subsidiaries and affiliates to hold these investments.

Business Developments in 2004
2004 was a year of many milestones, accomplishments and celebrations for Caterpillar. We reached the $30 billion sales and revenues milestone we set in 1997 ahead of schedule. We delivered record sales and revenues and profits. We celebrated our 50th year of operations in Brazil, 20th in Indonesia and 10th in Xuzhou, China. Cat Financial was one of seven recipients of the Malcolm Baldrige National Quality Award feted by President George W. Bush at the White House in March. This award is given to U.S. organizations with exemplary achievements in seven areas - leadership, strategic planning, customer and market focus, information and analysis, human resource focus, process management and results. November of 2004 marked the 100-year anniversary of the introduction of our signature track-type tractor design. In December, our Chairman and CEO James W. Owens rang the closing bell at the New York Stock Exchange to commemorate the 75th anniversary of our listing on the Exchange.

We continued to make progress on our strategy to establish a market leadership position in China in 2004. In January, Caterpillar shipped the 10,000th Cat hydraulic excavator from Caterpillar Xuzhou Ltd. This achievement demonstrated the company's commitment to maintaining a strong presence in China and its excellent execution by committed people. In April, the Chinese Ministry of Commerce granted Caterpillar (China) Financial Leasing Co., Ltd. a business license to provide leasing services in China. By November, Caterpillar (China) Financial Leasing Co., Ltd. had announced the signing of its first customer lease contracts. Also in November, Caterpillar announced the signing of a definitive agreement to acquire an equity interest in Shandong SEM Machinery Co., Ltd. (SEM), one of China's key wheel loader manufacturers. Caterpillar Logistics Services Inc., a wholly owned subsidiary of Caterpillar, launched a project to develop a parts distribution center based in China to serve the company's dealers and their branches. Each accomplishment in China continued Caterpillar's rapid implementation of its business model in China, including financing, logistics, distribution, procurement, rental and used equipment.

2004 also marked Caterpillar's announcement of the expansion of Caterpillar Remanufacturing Services' business to provide services for manufacturers and customers in industries beyond those Caterpillar currently serves. This expansion of Caterpillar's remanufacturing strategy builds on our successful services business model, which includes Caterpillar Logistics Services and Financial Products. In August, we announced the acquisitions of Williams Technologies, Inc. - a leading remanufacturer of automatic transmissions, torque converters, and engines for automotive and medium- and heavy-duty truck applications, located in Summerville, South Carolina - and Wealdstone Engineering Ltd., one of Europe's leading remanufacturers of gasoline and diesel engines located in the United Kingdom. These two acquisitions provide Caterpillar the opportunity to leverage our core remanufacturing strengths to provide remanufacturing services to original equipment manufacturers in the diesel engine and automotive industries.

We also continued to leverage our award-winning ACERT Technology to solidify our position as the emissions reduction leader in both on- and off-highway applications. In July, shortly after two Caterpillar employees, Jim Weber and Scott Leman, received the national Inventors of the Year award from the Intellectual Property Owners Association, Caterpillar became the first company to offer a full line of EPA Tier 3 compliant engines in the 175-300 horsepower range. ACERT Technology enabled us to meet this requirement ahead of the January 2005 and January 2006 planned implementation dates. In November, our new D8T track-type tractor powered by a Caterpillar engine using ACERT Technology became the first machine to meet EPA Tier 3 standards, and 6 of an additional 12 machine upgrades to ACERT Technology have already begun shipping. These milestones continue to establish the importance of our ACERT Technology, demonstrating the competitive advantage it provides to Caterpillar and the value it provides to our customers and the public at large.

Acquisitions
Information about charges related to Turbomach S.A., MG Rover Ltd. and Williams Technology, Inc. appears in Note 26 on page A-32 of the Appendix.

Order Backlog
The dollar amount of backlog believed to be firm was approximately $9.1 billion at December 31, 2004 and $4.9 billion at December 31, 2003. Of the total backlog, approximately $613 million at December 31, 2004 and $320 million at December 31, 2003, was not expected to be filled in the following year. Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

Dealers
Our machines are distributed principally through a worldwide organization of dealers (dealer network), 53 located in the United States and 145 located outside the United States. Worldwide, these dealers serve 178 countries and operate  3,324 places of business, including 1,437 dealer rental outlets. Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by Perkins are also sold through a worldwide network of 170 distributors located in 150 countries. Most of the electric power generation systems manufactured by FG Wilson are sold through a worldwide network of 250 dealers located in 170 countries.

These dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers' principal business. Turbines and large marine reciprocating engines are sold through sales forces employed by Solar Turbines and MaK, respectively. Occasionally, these employees are assisted by independent sales representatives.

The company's relationship with each independent dealer within the dealer network is memorialized in a standard sales and service agreement. Pursuant to this agreement, the company grants the dealer the right to purchase and sell its products and to service the products in a specified geographic region. Prices to dealers are established by the company after receiving input from dealers on transactional pricing in the marketplace. The company also agrees to defend its intellectual property and to provide warranty and technical support to the dealer. The agreement further grants the dealer a non-exclusive license to the company's trademarks, service marks and brand names.

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

Research and Development
We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components. In 2004, 2003, and 2002, we spent $928 million, $669 million, and $656 million, or 3.1 percent, 2.9 percent, and 3.3 percent of our sales and revenues, respectively, on our research and development programs.

Employment
As of December 31, 2004, we employed 76,920 persons of whom 38,792 were located outside the United States. From a global, enterprise perspective, we believe our relationship with our employees is very good. We build and maintain a productive, motivated workforce by treating all employees fairly and equitably.

In the United States, most of our 38,128 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2004, there were 11,465 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions. The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents 9,450 Caterpillar employees under a six-year central labor agreement that will expire March 1, 2011. The International Association of Machinists (IAM) represents 1,999 employees under labor agreements expiring on April 30, 2005, and May 29, 2005. Based on our historical experience during periods when labor unrest or work stoppage by union-represented employees has occurred, we do not expect that the occurrence of such events, if any, arising in connection with the expiration of these agreements will have a material impact on our operations or results.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales
Sales outside the United States were 54 percent of consolidated sales for 2004, 56 percent for 2003, and 55 percent for 2002.

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

The amount recorded for environmental clean-up is not material and is included in Statement 3 on page A-7 of the Appendix under "Accrued Expenses." If a range of liability estimates is available on a particular site, we accrue at the lower end of that range.

We cannot estimate costs on sites in the very early stages of clean-up. Currently, we have several sites in the very early stages of clean-up, and there is no more than a remote chance that a material amount for clean-up at any individual site or at all sites in the aggregate will be required.

Pursuant to a consent decree Caterpillar entered with the EPA, the company was required to meet certain emission standards by October 2002. The decree provides that if engine manufacturers were unable to meet the standards at that time, they would be required to pay a Non-Conformance Penalty (NCP) on each engine sold that did not meet the standard. The amount of the NCP would be based on how close to meeting the standard the engine came - the more out of compliance the higher the penalty. The company began introduction of fully compliant ACERT engines in 2003 and by the end of 2003 Caterpillar was only producing fully compliant engine models. As a result, NCPs were not payable for any engines built in 2004. NCPs of $153 million were paid in 2003.

In addition, the consent decree required Caterpillar to pay a fine of $25 million, which was expensed in 1998 and to make investments totaling $35 million in environmental-related products by July 7, 2007. Total qualifying investments to date for these projects are $34.9 million, of which $5.9 million was made during 2004. Caterpillar expects to reach the $35 million requirement during the first quarter of 2005. A future benefit is expected to be realized from these environmental projects related to Caterpillar's ability to capitalize on the technologies it developed in complying with its environmental project obligations. In short, Caterpillar expects to receive a positive net return on the environmental projects by being able to market the technology it developed.

Available Information
The company files electronically with the SEC required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary. The public may read and copy any materials the company has filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed with the SEC are available free of charge through our Internet site (www.CAT.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, our board's Guidelines on Corporate Governance Issues, Worldwide Code of Business Conduct, and other corporate governance information are available on our Internet site (www.CAT.com/governance), or upon written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629.

Additional company information may be obtained as follows:

Current information -
•
phone our Information Hotline - (800) 228-7717 (U.S. or Canada) or (858) 244-2080 (outside U.S. or Canada) to request company publications by mail, listen to a summary of Caterpillar's latest financial results and current outlook, or to request a copy of results by facsimile or mail

•	request, view, or download materials on-line or register for email alerts at www.CAT.com/materialsrequest

Historical information -
•	view/download on-line at www.CAT.com/historical

Item 1A. Executive Officers of the Registrant as of December 31, 2004 (except as otherwise noted)

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
James W. Owens (58)	Chairman and Chief Executive Officer (2004)	Group President (1995-2003) Vice Chairman (2003-2004)
Stuart L. Levenick (51)	Group President (2004)	General Manager, Commonwealth of Independent States (1998-2000) Chairman, Shin Caterpillar Mitsubishi Ltd. (2000-present) Vice President (2000-2004)
Douglas R. Oberhelman (51)	Group President (2001)	Vice President (1995-2001)
Gerald L. Shaheen (60)	Group President (1998)
Gérard R. Vittecoq (56)	Group President (2004)	Managing Director, Caterpillar Belgium S.A. (1998-2000) Vice President (2000-2004)
Steven H. Wunning (53)	Group President (2004)	Vice President (1998-2004)
Kent M. Adams (50) (1)	Vice President (2005)
  Vice President, Caterpillar Financial Services Corporation (1998-2000)
  Corporate Support Vice President, Caterpillar Financial Services Corporation (2001-2003)
  Executive Vice President, Caterpillar Financial Services Corporation (2004)

Ali M. Bahaj (51)	Vice President (2002)	Director, Division Services, Engine Products Division (1998-2001) Director, Business Development & Consulting Services (2001-2002)
Sidney C. Banwart (59)	Vice President (1998)	Chief Information Officer (2001- 2004)
Michael J. Baunton (53)	Vice President (1998)	President, Perkins Engine Company Limited (1998 - 2004)
James S. Beard (63) (2)	Vice President (1990)	President, Director and Principal Executive Officer, Caterpillar Financial Services Corporation (1987-present)
Rodney C. Beeler (47)	Vice President (2004)	Customer Segments Manager, Caterpillar Overseas, S.A. (1999-2000) Manager, Rental and Used Equipment Services Department, North American Commercial Division (2000-2004)
Mary H. Bell (44)	Vice President (2004)
  Service Support Department Manager, Parts & Service Support Division (1999-2000)
  Service Support Department Manager, Product Support Division (2000)
  Dealer Capability Department Manager, Product Support Division (2000-2002)
  Cat Distribution Services General Manager, Logistics Division (2002-2003)

Richard A. Benson (61) (3)	Vice President (1989)
James B. Buda (57)	Vice President, General Counsel and Secretary (2001)	Associate General Counsel, UK (1999-2001)
David B. Burritt (49)	Vice President and Chief Financial Officer (2004)	General Manager, Strategic & Business Services - Europe, Caterpillar Overseas S.A. (1999-2001) Corporate 6 Sigma Champion (2001-2002) Controller (2002 - 2004)
Rodney L. Bussell (58)	Vice President (2001)	General Manager, Large Engine Products & Fuel Systems Division (1998-2001)
Christopher C. Curfman (52)	Vice President (2004)
  Managing Director, Caterpillar of Australia Ltd. (1999-2001)
  Managing Director-Marketing, Caterpillar of Australia Ltd. (2001)
  Managing Director-Marketing, Asia-Pacific Division (2001-2004)
  Alliance Development Director, Global Mining Division (2004)

Paolo Fellin (50)	Vice President (2004)	General Manager, Caterpillar Work Tools & Services (1999-2003) Marketing Manager, North American Commercial Division (2003-2004)
Thomas A. Gales (56)	Vice President (2000)	Managing Director, Caterpillar France, S.A. (1998-2000)
Stephen A. Gosselin (47)	Vice President (2002)	North American Distribution Manager, Engine Products Division (1999-2000) Regional Manager, North American Commercial Division (2000-2002)
Page 10
Hans A. Haefeli (46)	Vice President (2004)
  Managing Director Product Supply, Perkins Engines Company Limited (1999-2002)
  General Manager, Building Construction Products Division (2002-2003)
  President, Perkins Engine Company Limited (01/2004 to present)

John S. Heller (50)	Vice President (2004)
  Engine Division Technology Manager, Engine Products Division (2000-2001)
  Engine Division Technology Manager, Systems & Processes Division (2001-2001)
  Director, Corporate Information Services, Systems & Processes Division (2001-2002)
  Director, Global IT Solutions, Systems & Processes Division (2002-2004)
  Chief Information Officer (2004 - Present)

Richard P. Lavin (52)	Vice President (2001)	Director, Compensation & Benefits (1999-2001)
Robert R. Macier (56)	Vice President (1998)	President, Solar Turbines Incorporated (2002-present)
F. Lynn McPheeters (62) (3)	Vice President and Chief Financial Officer (1998)
Daniel M. Murphy (57)	Vice President (1996)
Gerald Palmer (59)	Vice President (1992)
James J. Parker (54)	Vice President (2001)	Director, Electric Power (1998-2001)
Mark R. Pflederer (48)	Vice President (2004)	Electronics & Electrical Business Unit Manager, Control Systems Products Division (1999-2001) Electronics & Electrical Business Unit Manager, Component Products & Control Systems Division (2001-2003)
Edward J. Rapp (47)	Vice President (2000)	Regional Manager, Caterpillar Overseas S.A. (1998-2000)
William J. Rohner (52)	Vice President (2004)	CBL Managing Director, Latin America Division (2000-2004)
Christiano V. Schena (55)	Vice President (2002)
  Managing Director, Caterpillar Brasil Ltda. (1996-2000)
  Managing Director, Caterpillar France S.A. (2000)
  General Manager, EAME Product Development Division (2000-2002)
  Managing Director, Building Construction Products Europe (2002)

William F. Springer (53)	Vice President (2002)	President, Caterpillar Logistics (1998-2002)
Gary A. Stroup (55)	Vice President (1992)	President, Solar Turbines Incorporated (1998-2002)
Donald G. Western (56)	Vice President (1995)
Robert T. Williams (56)	Vice President (2004)
  General Manager, Performance Engine Products Division (1998-2002)
  Director-Manufacturing, Operations Support & Technology, Technical Services Division (2002)
  Director, Technical Services Division (2003-2004)

Bradley M. Halverson (44)	Controller (2004)
  Business Resource Manager, Performance Engines Products Division (1998-2001)
  Business Resource Manager, Large Engine Products & Fuel Systems Division (2001)
  Business Resource Manager, Large Power Systems Division (2002)
  Corporate Business Development Manager, Corporate Services Division (2002-2004)

Kevin E. Colgan (52)	Treasurer (2001)	Vice President, Caterpillar Financial Services Corporation (1997-2001)
(1) Effective February 1, 2005.
(2) Will retire effective March 1, 2005.
(3) Retired effective February 1, 2005.

Item 2. Properties.

General Information
Caterpillar's operations are highly integrated. Although the majority of our plants are involved primarily in the production of either machines or engines, several plants are involved in the manufacturing of both. In addition, several plants are involved in the manufacturing of components which are used in the assembly of both machines and engines. Caterpillar's parts distribution centers are involved in the storage and distribution of parts for machines and engines. Also, the research and development activities carried on at our Technical Center (as described below) involve both machines and engines.

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

Distribution
Distribution of our parts is conducted from parts distribution centers inside and outside the United States. Caterpillar Logistics Services, Inc., distributes other companies' products utilizing certain of our distribution facilities as well as other non-Caterpillar facilities located both inside and outside the United States. We also own or lease other storage facilities that support distribution activities.

Changes in Fixed Assets
During the five years ended December 31, 2004, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

	Expenditures		Acquisitions			Disposals	Net Increase
					Provision for	and Other	(Decrease)
Year	U.S.	Outside U.S.	U.S.	Outside U.S.	Depreciation	Adjustments	During Period

2000	$1,067	$526	$0	$9	$(969)	$(62)	$571
2001	$1,345	$623	$2	$32	$(1,070)	$(280)	$652
2002	$1,030	$743	$15	$0	$(1,199)	$(151)	$438
2003	$1,000	$765	$0	$0	$(1,332)	$(191)	$242
2004	$1,212	$902	$10	$44	$(1,366)	$(371)	$431

At December 31, 2004, the net book value of properties located outside the United States represented about 42 percent of the net book value of all properties reflected in our consolidated financial position. Additional information about our investment in property, plant, and equipment appears in Note 1F on page A-10 and Note 10 on page A-17 of the Appendix.

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

Manufacturing

Inside the U.S.	Indiana	Tennessee	France	Mexico
California	Lafayette	Dyersburg	Arras	Monterrey
Gardena	Kansas	Texas	Grenoble	Reynosa
San Diego	Wamego	Channelview	Rantigny	Saltillo
Florida	Kentucky	Outside the U.S.	Germany	Tijuana
Jacksonville	Danville	Australia	Kiel	Torreon
Georgia	Michigan	Burnie	Rostock	The Netherlands
Alpharetta	Menominee	Melbourne	Hungary	s'-Hertogenbosch
Griffin	Minnesota	Belgium	Gödöllö	Northern Ireland
Jefferson	Grand Rapids[1]	Gosselies	India	Larne
LaGrange	Minneapolis	Brazil	Bangalore[2]	Monkstown
Toccoa	New Ulm	Curitiba	Pondicherry	Springvale
Thomasville	Mississippi	Piracicaba	Thiruvallur	Peoples Republic
Illinois	Oxford	Canada	Indonesia	of China
Aurora	Missouri	Laval	Jakarta	Erliban[1]
Champaign[1]	Boonville	England	Italy	Shunde[1]
Decatur	West Plains	Barwell	Anagni[1]	Tianjin[2]
Dixon	North Carolina	Leicester	Bazzano	Xuzhou[2]
East Peoria	Clayton	Peterborough	Fano	Poland
Joliet	Franklin	Peterlee	Frosinone[1]	Janow Lubelski
Mapleton	Morganton	Skinningrove	Jesi	Russia
Mossville	Sanford	Stafford	Marignano	Tosno
Peoria	Ohio	Stockton	Milan[1]	South Africa
Pontiac	Dayton[1]	Wimborne	Minerbio	Boksburg
Sterling	South Carolina	Wolverhampton	Japan	Switzerland
Woodridge[1]	Greenville		Akashi[1]	Riazzino
	Sumter		Sagamihara[1]

Remanufacturing and Overhaul

Inside the U.S.	Texas	Canada	Mexico
Louisiana	De Soto	Edmonton	Nuevo Laredo
New Orleans	Mabank	England	Tijuana
Mississippi	Outside the U.S.	Rushden	Veracruz
Corinth	Australia	Shrewsbury	Nigeria
Prentiss County	Melbourne	Indonesia	Port Harcourt
South Carolina	Belgium	Bandung[2]	Scotland
Summerville	Gosselies	Malaysia	Aberdeen
Kuala Lumpur[1]
[1] Facility of affiliated company (50% or less owned) [2] Facility of partially owned subsidiary (more than 50%, less than 100%)

Item 3. Legal Proceedings.

We are a party to litigation matters and claims that are normal in the course of our operations, and, while the results of such litigation and claims cannot be predicted with certainty, management believes, based on the advice of counsel, the final outcome of any single proceeding or all proceedings in the aggregate would not have a materially adverse effect on our consolidated financial position or results of operations or cash flows.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of December 31, 2004, the net past due receivable from Navistar regarding the foregoing and included in "Long-term receivables - trade and other" in Statement 3 on page A-7 of the Appendix totaled $139 million. The pending complaint also has claims alleging that Franklin Power Products, Inc., Newstream Enterprises, and Navistar, collectively and individually, failed to pay the applicable price for shipments of unit injectors to Franklin and Newstream. As of December 31, 2004, the net past due receivables for the foregoing, included in "Long-term receivables - trade and other" in Statement 3 on page A-7 of the Appendix totaled $13 million. The pending complaint further alleges that Sturman Industries, Inc., and Sturman Engine Systems, Inc., colluded with Navistar to utilize technology that Sturman Industries, Inc., misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On May 7, 2002, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois, that alleges Caterpillar breached various aspects of a long-term agreement term sheet. In its fifth amended complaint, International seeks a declaration from the court that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleges that Caterpillar breached the term sheet by raising certain prices effective October 1, 2002, and also alleges that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International has also asserted a claim for "unjust enrichment" related to certain revenues received by Caterpillar from another customer. International seeks damages "in an amount to be determined at trial" and injunctive relief. Caterpillar denies International's claims and has filed a counterclaim seeking a declaration that the term sheet has been effectively terminated. Caterpillar also asserts that International has released Caterpillar from certain of its claims. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar after a reasonable period. Caterpillar anticipates that a trial currently scheduled to begin in June 2005 will address all remaining issues in this matter. This matter is not related to the breach of contract action brought by Caterpillar against Navistar currently pending in the Circuit Court of Peoria County, Illinois.

In 2004, the European Union (EU) imposed retaliatory tariffs on certain U.S. origin goods as a result of a WTO decision that found the extraterritorial income exclusion (ETI) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constituted a prohibited export subsidy. These tariffs, which began in March of 2004 at 5 percent, increased 1 percentage point per month. Given the makeup of the final retaliation list, some Caterpillar parts and components were subject to these tariffs. However, these tariffs have not materially impacted our financial results. In addition to the United States, the company has production facilities in the EU, Russia, Asia, and South America. Products sold into the EU from these plants were not affected by this retaliatory tariff. The American Jobs Creation Act of 2004 (Act), enacted on October 22, 2004, phases-out the ETI provisions. As a result, the EU has lifted the sanctions effective January 1, 2005 pending the outcome of a WTO review to determine whether certain provisions of the Act are compliant with the ruling against the FSC/ETI regime.

In a letter dated November 15, 2004, the EPA proposed a civil penalty of $641,392 to Caterpillar for the alleged failure to comply with certain requirements of the Federal Clean Air Act. The EPA alleges that Caterpillar constructed a facility in Emporia, Kansas, and failed to comply with Section 112(g)(2)(B) of the Clean Air Act. Caterpillar sold the Emporia facility in December 2002. We are seeking a settlement of this matter with all concerned parties and the company believes the outcome will not have a material impact on our financial statements.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Information required by Item 5 is incorporated by reference from "Price Ranges" and "Number of Stockholders" on page
A-62 and from "Dividends paid per common share" on page A-51 of the Appendix.

Non-U.S. Employee Stock Purchase Plans
We have 27 employee stock purchase plans administered outside the United States for our foreign employees. As of December 31, 2004, those plans had approximately 9,108 participants in the aggregate. During the fourth quarter of 2004, a total of 121,086 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1-31, 2004	1,005,000	$79.53	1,005,000	20,826,904	[1]
November 1-30, 2004	-		-	22,909,109	[1]
December 1-31, 2004	631,400	93.18	631,400	22,936,949	[1]

Total	1,636,400	$84.80	1,636,400

1 On October 8, 2003, the board of directors approved an extension of the share repurchase program (through October 2008) with the goal of reducing the company's outstanding shares to 320,000,000. Amount represents the shares outstanding at the end of the period less 320,000,000.

Other Purchases of Equity Securities

Period	Total number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1-31, 2004	30	$72.12	N/A	N/A
November 1-30, 2004	1,261	80.30	N/A	N/A
December 1-31, 2004	251	85.90	N/A	N/A

Total	1,542	$81.05

[1] Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options.

Item 6. Selected Financial Data.
Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" on page A-35, "Contractual obligations" on page A-51, and "Supplemental consolidating data" on pages A-57 through A-59 of the Appendix.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Information required by Item 7 is incorporated by reference from pages A-36 through A-61 of the Appendix.

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

World Economic Factors
The world economy had its best recovery in years in 2004 and we expect that recovery to continue, but at a somewhat slower pace, in 2005. That outlook assumes central banks will cautiously raise interest rates so as not to slow growth too much. Low interest rates, and continued good economic growth, should encourage further growth in construction and mining. Should central banks raise interest rates aggressively, both the world economic recovery and our Machinery and Engines sales likely would be weaker.

The U.S. economy is growing at more than a three percent rate, which up to now has not created an inflation problem. While the Federal Reserve has raised interest rates, we assume the continuation of moderate growth and low inflation will result in interest rates of no more than 3.5 percent by the end of 2005. Long-term interest rates are expected to rise less than short-term rates. That environment should support further growth in construction and manufacturing, helping to keep commodity prices favorable. Should financial conditions tighten noticeably, causing economic growth to slow below 3 percent, expected improvements in Machinery and Engines sales likely would be lower than projected.

Our projection of increased sales of Machinery and Engines in Europe, Africa, Middle East (EAME) assumes that low interest rates will allow slightly faster economic growth in Europe and that favorable commodity prices will extend healthy recoveries in both Africa and Middle East (AME) and the CIS. Key risks are that the European Central Bank will raise interest rates sharply to reduce inflation or that commodity prices collapse. Those developments would negatively impact our results.

Favorable commodity prices, increased capital inflows and an improved foreign debt situation are expected to contribute to another year of economic recovery in Latin America. As a result, we project that both mining production and construction spending will increase, supporting an increase in Machinery and Engines sales. This forecast is vulnerable to a significant weakening in commodity prices, a slowing in world economic growth or widespread increases in interest rates.

In Asia/Pacific, we project sales growth in Australia, India and the developing Asian economies will offset a further decline in China. Critical assumptions are continued growth in coal demand, low domestic interest rates in most countries, further gains in exports and continued good economic growth in China. Some developments that could lower expected results include reduced demand for thermal and coking coal, significant revaluations of regional currencies, restrictions on regional exports and sharp interest rate hikes, particularly in China.

Commodity Prices
Commodities represent a significant sales opportunity, with prices and production as key drivers. Prices have improved sharply over the past year and a half and our outlook assumes continued growth in world industrial production will cause metals prices to remain high enough in 2005 to encourage further mine investment. Any unexpected weakening in world industrial production, however, could cause prices to drop sharply to the detriment of our results.

Coal production and prices improved last year and our sales have benefited. We expect these trends to continue in 2005. Should coal prices soften, due to a slowing in world economic growth or otherwise, the ongoing sales recovery would be vulnerable.

Oil and natural gas prices increased sharply over the past two years due to strong demand and high capacity usage. Higher energy prices did not halt economic recoveries last year since a strong demand boosted prices and world production increased. High prices are encouraging more exploration and development and we expect increased production in 2005 will constrain price increases. However, should significant supply cuts occur, such as from OPEC production cuts or political unrest in a major producing country, the resulting oil shortages and price spikes could slow economies, potentially with a depressing impact on our sales.

Monetary and Fiscal Policies
For most companies operating in a global economy, monetary and fiscal policies implemented in the United States and abroad could have a significant impact on economic growth, and accordingly, demand for a product. In general, higher than expected interest rates, reductions in government spending, higher taxes, excessive currency movements, and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand.

With economic data looking more favorable, central banks in developed countries have started raising interest rates from the lowest rates in decades. Our outlook assumes that central banks will take great care to ensure that economic recoveries continue and that interest rates will remain low throughout the forecast period. Should central banks raise interest rates more aggressively than anticipated, both economic growth and our sales could suffer.

Budget deficits in many countries have increased, which has limited the ability of governments to boost economies with tax cuts and more spending. Our outlook assumes that governments will not aggressively raise taxes and slash spending to deal with their budget imbalances. Such actions could disrupt growth and negatively affect our sales.

Political Factors
Political factors in the United States and abroad can impact global companies. Our outlook assumes that no major disruptive changes in economic policies occur in either the United States or other major economies. Significant changes in either taxing or spending policies could reduce activities in sectors important to our businesses, thereby reducing sales.

Our outlook assumes that there will be no additional significant military conflicts in either North Korea or the Middle East in the forecast period. Such military conflicts could severely disrupt sales into countries affected, as well as nearby countries.

Our outlook also assumes that there will be no major terrorist attacks. If there is a major terrorist attack, confidence could be undermined, potentially causing a sharp drop in economic activities and our sales. Attacks in major developed economies would be the most disruptive.

Our outlook assumes that efforts by countries to increase their exports will not result in retaliatory countermeasures by other countries to block such exports, particularly in the Asia/Pacific region. Our outlook includes a negative impact from the phase-out of the Extraterritorial Income Exclusion (ETI) as enacted by the American Jobs Creation Act of 2004 (the Act). However, our outlook does not include any impact from the provision of the Act allowing preferential tax treatment of the repatriation of non-U.S. earnings in 2005. Further, our outlook assumes any other tax law changes will not negatively impact our provision for income taxes.

Currency Fluctuations
The company has costs and revenues in many currencies and is therefore exposed to risks arising from currency fluctuations. Our outlook assumes no significant changes in currency values from current rates. Should currency rates change sharply, our results could be negatively impacted.

The company's largest manufacturing presence is in the United States, so any unexpected strengthening of the dollar tends to raise the foreign currency costs to our end users and reduce our global competitiveness.

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

Financial Products Division Factors
Inherent in the operation of Cat Financial is the credit risk associated with its customers. The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events, and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our match funding policy manages interest rate risk by matching the interest rate profile (fixed rate or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio within certain parameters. To achieve our match funding objectives, we issue debt with similar interest rate profile to our receivables and also use interest rate swap agreements to manage our interest rate risk exposure to interest rate changes and in some cases to lower our cost of borrowed funds. If interest rates move upward more sharply than anticipated, our financial results could be negatively impacted. With respect to our insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of our investment portfolio, thus requiring a negative adjustment to earnings.

Other Factors
The rate of infrastructure spending, housing starts, commercial construction and mining plays a significant role in the company's results. Our products are an integral component of these activities and as these activities increase or decrease in the United States or abroad, demand for our products may be significantly impacted.

Projected cost savings or synergies from alliances with new partners could also be negatively impacted by a variety of factors. These factors could include, among other things, higher than expected wages, energy and/or material costs, and/or higher than expected financing costs due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any of the jurisdictions in which the alliances conduct their operations.

As of December 31, 2004, there were 11,465 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions. The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents 9,450 Caterpillar employees under a six-year central labor agreement that will expire March 1, 2011. The International Association of Machinists (IAM) represents 1,999 employees under labor agreements expiring on April 30, 2005, and May 29, 2005. Based on our historical experience during periods when labor unrest or work stoppage by union-represented employees has occurred, we do not expect that the occurrence of such events, if any, arising in connection with the expiration of these agreements will have a material impact on our operations or results.

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

The environment remains competitive from a pricing standpoint. Our 2005 sales outlook assumes that the company will be successful in implementing worldwide machine price increases communicated to dealers with an effective date of January 3, 2005. While we expect that the environment will absorb these price actions, delays in the marketplace acceptance would negatively impact our results. Moreover, additional price discounting to maintain our competitive position could result in lower than anticipated price realization.

In general, our results are sensitive to changes in economic growth, particularly those originating in construction, mining and energy. Developments reducing such activities also tend to lower our sales. In addition to the factors mentioned above, our results could be negatively impacted by any of the following:

•	Any sudden drop in consumer or business confidence;
•	Delays in legislation needed to fund public construction;
•	Regulatory or legislative changes that slow activity in key industries; and/or
•	Unexpected collapses in stock markets.

This discussion of uncertainties is by no means exhaustive, but is designed to highlight important factors that may impact our outlook. Obvious factors such as general economic conditions throughout the world do not warrant further discussion, but are noted to further emphasize the myriad of contingencies that may cause the company's actual results to differ from those currently anticipated.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 under "Impairment of available-for-sale securities" on page A-11, Note 3 on pages A-13 and A-14, Note 20 on pages A-25 and A-26 and Note 21 on pages A-26 and A-27 of the Appendix. Other information required by Item 7A is incorporated by reference from pages A-55 and A-56 of the Appendix under "Sensitivity."

Item 8. Financial Statements and Supplementary Data.
Information required by Item 8 is incorporated by reference from the Report of Independent Registered Public Accounting Firm on page A-4 and from the Financial Statements and Notes to Consolidated Financial Statements on pages A-5 through A-34 of the Appendix. Other information required by Item 8 is included in "Computation of Ratios of Earnings to Fixed Charges" filed as Exhibit 12 to this Form 10-K.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

The management of Caterpillar Inc. (company) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2004, the company's internal control over financial reporting was effective based on those criteria.

Our management's assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on page A-4 of the Appendix.

PART III

Item 10. Directors and Executive Officers of the Registrant

Identification of Directors and Business Experience
Information required by this Item is incorporated by reference from "Directors Up For Election This Year for Terms Expiring in 2008," "Directors Remaining in Office Until 2006," and "Directors Remaining in Office Until 2007" on pages 2 through 4 of the Proxy Statement.

Identification of Executive Officers and Business Experience
Information required by this Item appears in Item 1A of this Form 10-K.

Family Relationships
There are no family relationships between the officers and directors of the company. All officers serve at the pleasure of the board of directors and are regularly elected at a meeting of the board in April of each year.

Legal Proceedings Involving Officers and Directors
Information required by this SK Item 401(f) is incorporated by reference from "Legal Proceedings" on page 7 of the Proxy Statement.

Audit Committee Financial Expert
Information required by this Item is incorporated by reference from "Board Meetings, Communications and Committees" on pages 4 through 6 of the Proxy Statement.

Identification of Audit Committee
Information required by this Item is incorporated by reference from "Board Meetings, Communications and Committees" on pages 4 through 6 of the Proxy Statement.

Shareholder Recommendation of Board Nominees
Information required by this Item is incorporated by reference from "Governance Committee Report" on pages 10 and 11 of the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act
Information required by this Item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 33 and 34 of the Proxy Statement.

Code of Ethics
Our Code of Worldwide Business Conduct (Code), first published in 1974 and most recently amended in 2000, sets a high standard for honesty and ethical behavior by every employee, including the principal executive officer, principal financial officer, and principal accounting officer/controller. The Code is posted on our website at www.CAT.com under "About CAT" - Company Information and is incorporated by reference as Exhibit 14 to this Form 10-K. To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629-7310. We will post on our website any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11. Executive Compensation.

Information required by this item is incorporated by reference from "Director Compensation" on page 6, "Performance Graph" on page 13, "Compensation Committee Report on Executive Officer and Chief Executive Officer Compensation" on pages 14 through 21, and "Executive Compensation Tables" on pages 22 through 24 of the Proxy Statement.

On February 18, 2005, the Compensation Committee authorized the following with respect to the compensation of the company's named executive officers as defined in Regulation S-K Item 402(a)(3).

	2005 Salary		2004 Bonus[1]	Shares of Restricted Stock	Shares Underlying 2005 Option Grant[2]	LTCPP Payouts[3]
James W. Owens	$1,200,000		$1,649,811	10,000	230,000	$1,371,886
Stuart L. Levenick	$588,000		$547,197		65,000	$533,814
Douglas R. Oberhelman	$700,000		$764,340	1,000	70,000	$708,745
Gerald L. Shaheen	$778,000		$843,739		70,000	$788,135
Gérard L. Vittecoq	$819,950	[4]	$887,295		65,000	$771,808
Steven H. Wunning	$612,000		$625,387		65,000	$550,432
[1]Granted under the Executive Incentive Compensation Plan (Ex.10.5 hereto) and based on company performance versus profit per share and 6 Sigma value proposition metrics set by the Compensation Committee in February 2004 and in recognition of outstanding individual performance in 2004.

[2]Granted under the 1996 Stock Option and Long Term Incentive Plan (Ex. 10.1 hereto).
[3]Granted under the 1996 Stock Option and Long Term Incentive Plan (Ex.10.1 hereto) and based on company performance from 2002 through 2004 against profit per share and return on equity metrics set by the Compensation Committee in February 2002.

[4]Estimated based on exchange rate for Swiss francs as of February 18, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item relating to security ownership of certain beneficial owners and management is incorporated by reference from "Caterpillar Stock Owned by Officers and Directors (as of December 31, 2004)" on page 12 and "Persons Owning More than Five Percent of Caterpillar Stock (as of December 31, 2004)" on page 13 of the Proxy Statement.

Information required by this item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information (as of December 31, 2004)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	41,425,377	57.61	19,402,200
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	41,425,377	57.61	19,402,200

Item 13. Certain Relationships and Related Transactions.

Information required by this item is incorporated by reference from "Certain Related Transactions" on page 7 of the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from "Audit Committee Report" on pages 7 through 9 and "Audit Fees" on page 10 of the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are incorporated by reference from the indicated pages of the Appendix:
1. Financial Statements:
•	Report of Independent Registered Public Accounting Firm (A-4)
•	Statement 1 - Results of Operations (A-5)
•	Statement 2 - Changes in Consolidated Stockholders' Equity (A-6)
•	Statement 3 - Financial Position (A-7)
•	Statement 4 - Statement of Cash Flow (A-8)
•	Notes to Consolidated Financial Statements (A-9 through A-34)

    2. Financial Statement Schedules:
•	All schedules are omitted because the required information is shown in the financial statements or the notes thereto incorporated by reference from the Appendix or considered to be immaterial.

(b)	Exhibits:
3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 2 to Form 8-A filed December 11, 1996).
3.3	Bylaws, amended and restated as of February 11, 2004 (incorporated by reference from Exhibit 3.3 to the Form 10-Q filed for the quarter ended March 31, 2004).
4
Third Amended and Restated Rights Agreement dated as of June 12, 2003, between Caterpillar Inc. and Mellon Investor Services LLC (incorporated by reference from Exhibit 4 to Form 10-K/A for 2002 filed July 17, 2003).

10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of August 18, 2004.**
10.2
Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement, amended and restated as of December 31, 2000 (incorporated by reference from Exhibit 10.2 to Form 10-K for 2002 filed March 31, 2003).**

10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003.**
10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to the 2002 Form 10-K for 2002).**
10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the 2002 Form 10-K).**
10.6	Directors' Deferred Compensation Plan, as amended and restated through April 12, 1999 (incorporated by reference from Exhibit 10.6 to the 1999 Form 10-K).**
10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).**
10.8	Deferred Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.8 to the 2002 Form 10-K).**
11	Computations of Earnings per Share (incorporated by reference from Note 19 on page A-25 of the Appendix).
12	Computation of Ratios of Earnings to Fixed Charges.
13	Annual Report to Security Holders attached as an Appendix to the company's 2005 Annual Meeting Proxy Statement.
14	Caterpillar Code of Worldwide Business Conduct (incorporated by reference from Exhibit 14 to the 2003 Form 10-K).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and David B. Burritt, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual CEO certification to the New York Stock Exchange.
99.2	Form 11-K for Caterpillar Foreign Service Employees' Stock Purchase Plan.
** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

Form 10-K SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
February 24, 2005	By:	/s/James B. Buda
James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

February 24, 2005	/s/James W. Owens	Chairman of the Board, Director and Chief Executive Officer

February 24, 2005	/s/Stuart L. Levenick	Group President

February 24, 2005	/s/Douglas R. Oberhelman	Group President

February 24, 2005	/s/Gerald L. Shaheen	Group President

February 24, 2005	/s/Gerard R. Vittecoq	Group President

February 24, 2005	/s/Steven H. Wunning	Group President

February 24, 2005	/s/David B. Burritt	Vice President and Chief Financial Officer

February 24, 2005	/s/Bradley M. Halverson	Controller and Chief Accounting Officer

February 24, 2005	/s/W. Frank Blount	Director

February 24, 2005	/s/John R. Brazil	Director

February 24, 2005	/s/John T. Dillon	Director

February 24, 2005	/s/Eugene V. Fife	Director

February 24, 2005	/s/Gail D. Fosler	Director

February 24, 2005	/s/Juan Gallardo	Director

February 24, 2005	/s/David R. Goode	Director

February 24, 2005	/s/Peter A. Magowan	Director

February 24, 2005	/s/William A. Osborn	Director

February 24, 2005	/s/Gordon R. Parker	Director

February 24, 2005	/s/Charles D. Powell	Director

February 24, 2005	/s/Edward B. Rust, Jr.	Director

February 24, 2005	/s/Joshua I. Smith	Director