Form 10-K/A
period 2004-12-31
CATERPILLAR INC
filed 2005-05-27
CIK 18230

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

Documents Incorporated by Reference

None

Explanatory Note: On February 24, 2005 the registrant filed its Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2004. The registrant hereby amends its' Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004 to add 11-K filings for the following company benefit plans: Employees' Investment Plan (Exhibit 99.3); Savings and Investment Plan (Exhibit 99.4); Tax Deferred Savings Plan (Exhibit 99.5); and 401(k) Plan (Exhibit 99.6). The certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are also provided.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b)	Exhibits:
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and David B. Burritt, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Form 11-K for Caterpillar Inc. Employees' Investment Plan.
99.4	Form 11-K for Solar Turbines Incorporated Savings and Investment Plan.
99.5	Form 11-K for Caterpillar Inc. Tax Deferred Savings Plan.
99.6	Form 11-K for Caterpillar 401(k) Plan.

Form 10-K SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
May 26, 2005	By:	/s/ James B. Buda
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

May 26, 2005	/s/ James W. Owens	Chairman of the Board, Director and Chief Executive Officer

May 26, 2005	/s/ Stuart L. Levenick	Group President

May 26, 2005	/s/ Douglas R. Oberhelman	Group President

May 26, 2005	/s/ Gerald L. Shaheen	Group President

May 26, 2005	/s/ Gerard R. Vittecoq	Group President

May 26, 2005	/s/ Steven H. Wunning	Group President

May 26, 2005	/s/ David B. Burritt	Vice President and Chief Financial Officer

May 26, 2005	/s/ Bradley M. Halverson	Controller and Chief Accounting Officer

May 26, 2005	/s/ W. Frank Blount	Director

May 26, 2005	/s/ John R. Brazil	Director

May 26, 2005	/s/ John T. Dillon	Director

May 26, 2005	/s/ Eugene V. Fife	Director

May 26, 2005	/s/ Gail D. Fosler	Director

May 26, 2005	/s/ Juan Gallardo	Director

May 26, 2005	/s/ David R. Goode	Director

May 26, 2005	/s/ Peter A. Magowan	Director

May 26, 2005	/s/ William A. Osborn	Director

May 26, 2005	/s/ Gordon R. Parker	Director

May 26, 2005	/s/ Charles D. Powell	Director

May 26, 2005	/s/ Edward B. Rust, Jr.	Director

May 26, 2005	/s/ Joshua I. Smith	Director