Form 10-Q
period 2005-06-30
CATERPILLAR INC
filed 2005-08-04
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes [ X ] No [ ]

At June 30, 2005, 676,777,490 shares of common stock of the Registrant were outstanding. The shares outstanding reflect a 2-for-1 stock split effective July 13, 2005.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements
Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	June 30,
	2005	2004

Sales and revenues:
Sales of Machinery and Engines	$8,784	$7,100
Revenues of Financial Products	576	483

Total sales and revenues	9,360	7,583

Operating costs:
Cost of goods sold	6,890	5,563
Selling, general and administrative expenses	789	744
Research and development expenses	268	214
Interest expense of Financial Products	184	121
Other operating expenses	208	171

Total operating costs	8,339	6,813

Operating profit	1,021	770

Interest expense excluding Financial Products	65	59
Other income (expense)	90	50

Consolidated profit before taxes	1,046	761

Provision for income taxes	315	209

Profit of consolidated companies	731	552

Equity in profit (loss) of unconsolidated affiliated companies	29	14

Profit	$760	$566

Profit per common share	$1.12	$.83

Profit per common share - diluted [1]	$1.08	$.80

Weighted average common shares outstanding (millions)
- Basic	678.3	684.8
- Diluted [1]	705.1	709.5

Cash dividends declared per common share	$.46	$.39

(1) Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Six Months Ended
	June 30,
	2005	2004

Sales and revenues:
Sales of Machinery and Engines	$16,573	$13,102
Revenues of Financial Products	1,126	961

Total sales and revenues	17,699	14,063

Operating costs:
Cost of goods sold	13,105	10,264
Selling, general and administrative expenses	1,533	1,417
Research and development expenses	509	445
Interest expense of Financial Products	354	240
Other operating expenses	421	359

Total operating costs	15,922	12,725

Operating profit	1,777	1,338

Interest expense excluding Financial Products	130	116
Other income (expense)	198	111

Consolidated profit before taxes	1,845	1,333

Provision for income taxes	547	367

Profit of consolidated companies	1,298	966

Equity in profit (loss) of unconsolidated affiliated companies	43	20

Profit	$1,341	$986

Profit per common share	$1.97	$1.44

Profit per common share - diluted [1]	$1.89	$1.39

Weighted average common shares outstanding (millions)
- Basic	680.9	685.2
- Diluted [1]	707.9	710.4

Cash dividends declared per common share	$.46	$.39

(1) Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Six Months Ended (Unaudited) (Dollars in millions)
	June 30, 2005		June 30, 2004

Common stock:
Balance at beginning of period	$1,231		$1,059
Common shares issued from treasury stock	135		59
Impact of 2-for-1 stock split	338		-

Balance at end of period	1,704		1,118

Treasury stock:
Balance at beginning of period	(3,277)		(2,914)
Shares issued: 2005 -9,376,792; 2004 - 4,360,260	151		59
Shares repurchased: 2005 - 18,473,200; 2004 - 6,420,000	(839)		(250)

Balance at end of period	(3,965)		(3,105)

Profit employed in the business:
Balance at beginning of period	9,937		8,450
Profit	1,341	$1,341	986	$986
Dividends declared	(308)		(268)
Impact of 2-for-1 stock split	(338)		-

Balance at end of period	10,632		9,168

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	489		348
Aggregate adjustment for period	(132)	(132)	(21)	(21)

Balance at end of period	357		327

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 2005-$485; 2004-$460)	(993)		(934)
Aggregate adjustment for period (net of tax of: 2005-$24)	(45)	(45)	-

Balance at end of period (net of tax of: 2005-$509; 2004-$460)	(1,038)		(934)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(48)		(48)
Aggregate adjustment for period	(1)	(1)	(3)	(3)

Balance at end of period	(49)		(51)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 2005-$58; 2004-$54)	110		104
Gains/(losses) deferred during period (net of tax of: 2005-$5; 2004-$7)	(10)	(10)	12	12
(Gains)/losses reclassified to earnings during period (net of tax of: 2005-$31; 2004-$11)	(57)	(57)	(15)	(15)

Balance at end of period (net of tax of: 2005-$22; 2004-$50)	43		101

Available-for-sale securities:
Balance at beginning of period (net of tax of: 2005-$10; 2004-$7)	18		13
Gains/(losses) deferred during period (net of tax of: 2005-$2; 2004-$3)	4	4	(5)	(5)
(Gains)/losses reclassified to earnings during period (net of tax of 2005-$1; 2004-$0)	(1)	(1)	-

Balance at end of period (net of tax of: 2005-$11; 2004-$4)	21		8

Total accumulated other comprehensive income	(666)		(549)

Comprehensive income		$1,099		$954

Stockholders' equity at end of period	$7,705		$6,632

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and short-term investments	$749	$445
Receivables - trade and other	7,577	7,463
Receivables - finance	5,489	5,182
Deferred and refundable income taxes	552	398
Prepaid expenses	1,278	1,369
Inventories	5,349	4,675

Total current assets	20,994	19,532

Property, plant and equipment - net	7,593	7,682
Long-term receivables - trade and other	845	764
Long-term receivables - finance	9,932	9,903
Investments in unconsolidated affiliated companies	555	517
Deferred income taxes	700	674
Intangible assets	468	315
Goodwill	1,451	1,450
Other assets	2,285	2,258

Total assets	$44,823	$43,095

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	612	93
Financial Products	4,567	4,064
Accounts payable	3,495	3,580
Accrued expenses	2,332	2,261
Accrued wages, salaries and employee benefits	1,551	1,730
Customer advances	536	447
Dividends payable	169	141
Deferred and current income taxes payable	493	259
Long-term debt due within one year:
Machinery and Engines	232	6
Financial Products	3,209	3,525

Total current liabilities	17,196	16,106

Long-term debt due after one year:
Machinery and Engines	3,438	3,663
Financial Products	12,419	12,174
Liability for postemployment benefits	3,271	2,986
Deferred income taxes and other liabilities	794	699

Total liabilities	37,118	35,628

Stockholders' equity
Common stock of $1.00 par:
Authorized shares: 900,000,000 Issued shares: (6/30/05 and 12/31/04 - 814,894,624) at paid in amount	1,704	1,231
Treasury stock (6/30/05 - 138,117,134; 12/31/04 - 129,020,726) at cost	(3,965)	(3,277)
Profit employed in the business	10,632	9,937
Accumulated other comprehensive income	(666)	(424)

Total stockholders' equity	7,705	7,467

Total liabilities and stockholders' equity	$44,823	$43,095

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Six Months Ended
	June 30,
	2005	2004

Cash flow from operating activities:
Profit	$1,341	$986
Adjustments for non-cash items:
Depreciation and amortization	744	703
Other	(113)	(58)
Changes in assets and liabilities:
Receivables - trade and other (see non-cash item below)	(742)	(5,508)
Inventories	(674)	(921)
Accounts payable and accrued expenses	236	476
Other - net	204	(275)

Net cash provided by (used for) operating activities	996	(4,597)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(402)	(293)
Expenditures for equipment leased to others	(608)	(535)
Proceeds from disposals of property, plant and equipment	304	281
Additions to finance receivables	(5,159)	(4,221)
Collections of finance receivables	3,444	2,939
Proceeds from the sale of finance receivables	859	645
Collections of retained interests in securitized trade receivables	-	4,476
Investments and acquisitions (net of cash acquired)	(8)	(5)
Other - net	51	(10)

Net cash provided by (used for) investing activities	(1,519)	3,277

Cash flow from financing activities:
Dividends paid	(280)	(254)
Common stock issued, including treasury shares reissued	278	107
Treasury shares purchased	(839)	(250)
Proceeds from long-term debt issued	3,719	3,322
Payments on long-term debt	(2,390)	(1,571)
Short-term borrowings - net	325	45

Net cash provided by financing activities	813	1,399

Effect of exchange rate changes on cash	14	46

Increase in cash and short-term investments	304	125

Cash and short-term investments at beginning of period	445	342

Cash and short-term investments at end of period	$749	$467

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
Non-cash operating and investing activities:
Trade receivables of $0 and $5,090 million were exchanged for retained interests in securitized trade receivables during the six months ended June 30, 2005 and 2004, respectively.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
A. Financial Statement Presentation

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2005 and 2004, (b) the changes in stockholders' equity for the six-month periods ended June 30, 2005 and 2004, (c) the consolidated financial position at June 30, 2005 and December 31, 2004, and (d) the consolidated statement of cash flow for the six month periods ended June 30, 2005 and 2004, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

In the fourth quarter of 2004, we changed how we classify cash flows related to trade receivables securitized through Cat Financial and wholesale inventory receivables financed by Cat Financial. Amounts reported in the Consolidated Statement of Cash Flow for the six months ended June 30, 2004 have been reclassified to conform to this presentation. These reclassifications had no impact on the Increase in Cash and Short-term Investments on the Consolidated Statement of Cash Flow.

Consolidated cash flow for the six months ended June 30, 2004 has been reclassified as follows:

	Six Months Ended June 30, 2004
(Millions of dollars)	Previous Classification[1]	Change	As Reclassified

Consolidated Statement of Cash Flow
Receivables - trade and other	$(340)	$(5,168)	$(5,508)
Net cash provided by (used for) operating activities	571	(5,168)	(4,597)
Additions to finance receivables	(10,802)	6,581	(4,221)
Collections of finance receivables	8,292	(5,353)	2,939
Proceeds from sale of finance receivables	1,181	(536)	645
Collections of retained interests in securitized trade receivables_	-	4,476	4,476
Net cash provided by (used for) investing activities	(1,891)	5,168	3,277

(1) Certain amounts do not agree to prior period reported amounts due to unrelated reclassifications.

Other postretirement benefit costs for the three and six month periods ended June 30, 2004 reflect the adoption of FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in the third quarter of 2004, retroactive to December 31, 2003. The impact of the anticipated federal subsidy for prescription drugs was a decrease of $14 million and $22 million for the three and six months ended June 30, 2004 in other postretirement benefit expense. We adjusted our second quarter results in the third quarter of 2004 for this amount, resulting in profit after tax of $566 million ($0.80 per share) and $986 million ($1.39 per share) as compared to the previously reported profit after tax of $552 million ($0.78 per share) and $964 million ($1.36 per share) for the three and six months ended June 30, 2004, respectively.

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

C. Stock-Based Compensation

We currently use the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, no compensation expense is recognized in association with our options. In 2004, we switched from using the Black-Scholes option-pricing model to the binomial option-pricing model in order to calculate the fair value of our options. We believe this model more accurately reflects the value of the options than the Black-Scholes option-pricing model. Grants made prior to 2004 continue to be valued using the Black-Scholes model.

Pro forma net profit and profit per share for the three and six month periods ending June 30, 2005 and 2004 were:

	Three Months Ended June 30,

(Dollars in millions except per share data)	2005	2004

Profit, as reported	$760	$566
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11	28

Pro forma profit	$749	$538

Profit per share of common stock:
As reported:
Basic	$1.12	$0.83
Diluted	$1.08	$0.80
Pro forma:
Basic	$1.10	$0.79
Diluted	$1.06	$0.76

	Six Months Ended June 30,

(Dollars in millions except per share data)	2005	2004

Profit, as reported	$1,341	$986
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	123	46

Pro forma profit	$1,218	$940

Profit per share of common stock:
As reported:
Basic	$1.97	$1.44
Diluted	$1.89	$1.39
Pro forma:
Basic	$1.79	$1.37
Diluted	$1.72	$1.32

Pro forma profit for the six months ended June 30, 2005 reflects immediate vesting of the 2005 stock option grant. (See Note 4 for further discussion.)

2.	The results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results for the entire year 2005.

3.	Stock Split and Common Stock Dividend

Stock Split - On June 8, 2005, Caterpillar’s board of directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend. The stock split shares were distributed on July 13, 2005 to stockholders of record at the close of business on June 22, 2005. The capital accounts, share data, and earnings per share data in these Consolidated Financial Statements reflect the stock split, applied retroactively, to all periods presented.

Common Stock Dividend - On June 8, 2005, Caterpillar’s board of directors approved an increase in the quarterly dividend rate from 20.5 cents to 25 cents per share post-split. The dividend increase was the largest increase in our 80-year history (on a split-adjusted basis). The cash dividend of 25 cents per share on a post-split basis is payable on August 19, 2005, to stockholders of record on July 22, 2005.

4.	New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. As required by SFAS 151, we will adopt this new accounting standard on January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on our financial statements.

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

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, (FSP 109-2). FSP 109-2 provides accounting guidance for the one-time tax deduction of 85% of non-U.S. earnings that are repatriated in excess of a base amount as defined in the Act. SFAS 109 requires a company to reflect in the period of enactment the effect of a new tax law. Due to the lack of clarification on certain provisions within the Act, FSP 109-2 allowed companies time beyond the financial reporting period of enactment to evaluate the effect of the Act. In the second quarter of 2005, we completed our evaluation and recognized a provision for income taxes of $49 million under the provisions of the Act. We expect to repatriate earnings of approximately $1.4 billion in 2005, which includes $500 million subject to the preferential treatment allowed by the Act.

We have provided U.S. tax on earnings of non-U.S. subsidiaries that were not considered indefinitely reinvested prior to our evaluation of the Act. In connection with our current repatriation plan, we now intend to indefinitely reinvest earnings of a few selected non-U.S. subsidiaries and have reversed the associated deferred tax liability of $38 million. The net impact of these items is an $11 million increase to our second quarter provision for income taxes.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (revised 2004) “Share-Based Payment,” (SFAS 123R). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments with employees. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with this rule, we will adopt this new accounting standard effective January 1, 2006. We will transition to the new guidance using the modified prospective method. In anticipation of delaying vesting until three years after the grant date for future grants, the 2004 employee stock option grant (issued in June) fully vested on December 31, 2004. In order to better align our employee stock option program with the overall market, the number of options granted in 2005 (issued in February) was significantly reduced from the previous year. In response to this decrease, we elected to immediately vest the 2005 option grant. Based on the same assumptions used to value our 2005 stock option grant (including number of options granted and exercise price of options), we expect the application of the expensing provisions of SFAS 123R will result in a pretax expense of approximately $100 million in 2006. As a result of the vesting decisions discussed above, a full complement of expense related to stock options will not be recognized in our results of operations until 2009. We estimate our pretax expense associated with our stock option grants will range from approximately $110 million in 2007 to approximately $160 million in 2009.

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard is effective January 1, 2006. The adoption of SFAS 154 is not expected to have a material impact on our financial statements.

5.	Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices. Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate and commodity price exposure. Our policy specifies that derivatives are not to be used for speculative purposes. Derivatives that we use are primarily foreign currency forward and option contracts, interest rate swaps and commodity forward and option contracts. Our derivative activities are subject to the management, direction and control of our senior financial officers. Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

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

As of June 30, 2005, $33 million of deferred net gains included in equity (“Accumulated other comprehensive income” in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings (“Other income (expense)”) over the next 12 months when earnings are negatively affected by the hedged transactions. As of June 30, 2004, this projected reclassification was a gain of $62 million. These amounts were based on June 30, 2005 and June 30, 2004 exchange rates, respectively. The actual amount recorded in other income/expense will vary based on exchange rates at the time the hedged transactions impact earnings. There were no circumstances where hedge treatment was discontinued during the three or six month periods ended June 30, 2005 or 2004.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the re-measurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward contracts to offset the risk of currency mismatch between our receivables and debt. All such foreign currency forward contracts are undesignated.

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended June 30,

(Millions of dollars)	2005	2004

Machinery and Engines:
On undesignated contracts	$6	$(1)

Financial Products:
On undesignated contracts	$22	$1

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Six Months Ended June 30,

(Millions of dollars)	2005	2004

Machinery and Engines:
On undesignated contracts	$16	$(3)

Financial Products:
On undesignated contracts	$34	$17

Gains on the Financial Products contracts above are substantially offset by balance sheet translation losses.

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

Financial Products operations have a match funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of their debt portfolio with the interest rate profile of their receivables portfolio within pre-determined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This match funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

Our policy allows us to use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet the match funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Financial Products practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at inception of the swap contract. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Financial Products liquidated fixed-to-floating interest rate swaps during 2005, 2004, and 2002. As a result, the gain ($11 million as of June 30, 2005) is being amortized to earnings ratably over the remaining life of the hedged debt.

In the second quarter of 2005, Cat Financial liquidated forward starting floating-to-fixed interest rate swaps due to the issuance of the hedged debt. Forward starting interest rate swaps provide a hedge of the anticipated issuance of debt. The $9 million loss on the swaps will be amortized to earnings ratably over the remaining life of the hedged debt.

Gains / (losses) included in current earnings [Other income (expense)]:
	Three Months Ended June 30,
(Millions of dollars)	2005	2004

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$1	$1
Financial Products:
Gain/(loss) on designated interest rate derivatives	50	(73)
Gain/(loss) on hedged debt	(50)	73
Gain/(loss) on liquidated swaps - included in interest expense	1	1

	$2	$2

Gains / (losses) included in current earnings [Other income (expense)]:
	Six Months Ended June 30,
(Millions of dollars)	2005	2004

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$2	$2
Financial Products:
Gain/(loss) on designated interest rate derivatives	3	(39)
Gain/(loss) on hedged debt	(3)	39
Gain/(loss) on liquidated swaps - included in interest expense	2	1

	$4	$3

As of June 30, 2005, $3 million of deferred net gains included in equity (“Accumulated other comprehensive income” in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (“Interest expense of Financial Products”) over the next 12 months. As of June 30, 2004, this projected reclassification was a net loss of $8 million. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2005 or 2004.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Losses on the undesignated contracts of $1 million and gains of $2 million were recorded in current earnings ("Other income (expense)") for the three and six months ended June 30, 2005. Losses on the undesignated contracts of $2 million and gains of $5 million were recorded in current earnings ("Other income (expense)") for the three and six months ended June 30, 2004.

6.	Inventories Inventories (principally "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	June 30,	December 31,
	2005	2004

Raw materials	$1,698	$1,592
Work-in-process	831	664
Finished goods	2,597	2,209
Supplies	223	210

Total inventories	$5,349	$4,675

7.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending March 31) was as follows:

	Results of Operations		Results of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2005	2004	2005	2004

Sales	$1,057	$899	$2,023	$1,713
Cost of sales	810	698	1,567	1,327

Gross profit	$247	$201	$456	$386

Profit (loss)	$58	$29	$92	$50

Caterpillar's profit (loss)	$29	$14	$43	$20

	Financial Position
	June 30,	December 31,
(Millions of dollars)	2005	2004

Assets:
Current assets	$1,676	$1,540
Property, plant and equipment - net	1,139	1,097
Other assets	221	145

	3,036	2,782
Liabilities:
Current liabilities	1,350	1,345
Long-term debt due after one year	351	276
Other liabilities	213	214

	1,914	1,835

Ownership	$1,122	$947

Caterpillar's investments in unconsolidated affiliated companies
Investments in equity method companies	$525	$487
Plus: Investments in cost method companies	30	30

Total investments in unconsolidated affiliated companies	$555	$517

8.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Millions of dollars)	June 30,	December 31,
	2005	2004

Intellectual property	$212	$213
Pension-related	283	120
Other	73	73

Total intangible assets - gross	568	406
Less: Accumulated amortization of finite lived intangible assets	(100)	(91)

Intangible assets - net	$468	$315

Amortization expense for the three and six months ended June 30, 2005 was $6 million and $11 million, respectively. Amortization expense for the three and six months ended June 30, 2004 was $7 million and $11 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2005	2006	2007	2008	2009	Thereafter

$23	$22	$19	$17	$16	$97

B. Goodwill

During the three and six months ended June 30, 2005 and 2004, no goodwill was acquired, impaired or disposed. On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

9.	Available-For-Sale Securities

Caterpillar Insurance and Caterpillar Investment Management Ltd. have investments in certain debt and equity securities that are classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. These fair values are included in "Other assets" in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Consolidated Statement of Financial Position). Realized gains and losses on sales of investments are generally determined using the FIFO method for debt instruments and the specific identification method for equity securities. Realized gains and losses are included in "Other income (expense)" in the Consolidated Statement of Results of Operations.

	June 30, 2005

(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value

Government debt	$277	$(2)	$275
Corporate bonds	390	(1)	389
Equity securities	176	31	207

Total	$843	$28	$871

	December 31, 2004

(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value

Government debt	$239	$(1)	$238
Corporate bonds	342	-	342
Equity securities	203	21	224

Total	$784	$20	$804

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	June 30, 2005

	Less than 12 months (1)		More than 12 months (1)		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$143	$1	$67	$1	$210	$2
Corporate bonds	156	1	86	2	242	3
Equity securities	30	2	12	-	42	2

Total	$329	$4	$165	$3	$494	$7

(1) Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at June 30, 2005, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value

Due in one year or less	$49
Due after one year through five years	$280
Due after five years through ten years	$69
Due after ten years	$267

Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2005 were $131 million and $182 million, respectively. Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2004 were $57 million and $135 million, respectively. Gross gains of $3 million and $5 million, and gross losses of $1 million and $2 million, were included in current earnings for the three and six months ended June 30, 2005, respectively. Gross gains of $1 million and $3 million, and gross losses of $1 million and $3 million, were included in current earnings for the three and six months ended June 30, 2004, respectively.

10.	Postretirement Benefits

A. Pension and postretirement benefit costs

In January 2005, amendments were made to both U.S. pension and other postretirement benefit plans due to the company and the United Auto Workers reaching a new six-year labor agreement that will expire on March 1, 2011. These plans were re-measured as of January 1, 2005 to account for the benefit changes. The result was an $8 million and $15 million increase in pension cost, and an $18 million and $35 million increase in other postretirement benefit cost for the three and six months ended June 30, 2005, respectively. In addition, the Additional Minimum Pension Liability increased $233 million as a result of the re-measurement. The liability was offset by an increase in pension-related intangible assets of $164 million and a decrease in other comprehensive income (pre-tax) of $69 million.

In April 2005, amendments were made to our U.S. salaried and management other postretirement benefit plan. The plan was re-measured, resulting in a reduction of second quarter postretirement benefit cost of $6 million.

2004 other postretirement benefit cost reflects the adoption of FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in the third quarter of 2004, retroactive to December 31, 2003. The impact of the anticipated federal subsidy for prescription drugs was a decrease in other postretirement benefit cost of $14 million and $22 million, for the three and six months ended June 30, 2004, respectively.

(Millions of Dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004

For the three months ended:
Components of net periodic benefit cost:
Service cost	$37	$36	$16	$12	$22	$16
Interest cost	137	137	27	22	75	67
Expected return on plan assets	(178)	(174)	(26)	(24)	(21)	(18)
Amortization of:
Net asset existing at adoption of SFAS 87/106	-	-	-	1	1	-
Prior service cost [1]	14	11	2	2	(9)	(12)
Net actuarial loss (gain)	49	35	12	9	24	12

Total cost (benefit) included in results of operations	$59	$45	$31	$22	$92	$65

Weighted-average assumptions used to determine net cost:
Discount rate [2]	5.8/5.9%	6.2%	5.2%	5.1%	5.7-5.9%	6.2%
Expected return on plan assets	9.0%	9.0%	7.2%	7.4%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.5%	3.2%	4.0%	4.0%

(1)    Prior service costs for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan amendment. For other postretirement benefit plans in which all or almost all of the plan’s participants are fully eligible for benefits under the plan, prior service costs are amortized using the straight-line method over the remaining life expectancy of those employees.

(2)    For U.S. plans impacted by the January 2005 plan amendments, a 5.8% discount rate was utilized for valuing the plan re-measurement. For the April 2005 amendment, a 5.7% discount rate was utilized for valuing the plan re-measurement.

(Millions of Dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	June 30,		June 30,		June 30,
	2005	2004	2005	2004	2005	2004

For the six months ended:
Components of net periodic benefit cost:
Service cost	$75	$72	$30	$24	$44	$33
Interest cost	277	274	55	44	150	134
Expected return on plan assets	(356)	(341)	(52)	(48)	(43)	(36)
Amortization of:
Net asset existing at adoption of SFAS 87/106	-	-	-	2	1	-
Prior service cost [1]	30	22	3	4	(12)	(24)
Net actuarial loss (gain)	99	70	25	18	41	25

Total cost (benefit) included in results of operations	$125	$97	$61	$44	$181	$132

Weighted-average assumptions used to determine net cost:
Discount rate [2]	5.8/5.9%	6.2%	5.2%	5.1%	5.7-5.9%	6.2%
Expected return on plan assets	9.0%	9.0%	7.2%	7.4%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.5%	3.2%	4.0%	4.0%

(1)    Prior service costs for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan amendment. For other postretirement benefit plans in which all or almost all of the plan’s participants are fully eligible for benefits under the plan, prior service costs are amortized using the straight-line method over the remaining life expectancy of those employees.

(2)    For U.S. plans impacted by the January 2005 plan amendments, a 5.8% discount rate was utilized for valuing the plan re-measurement. For the April 2005 amendment, a 5.7% discount rate was utilized for valuing the plan re-measurement.

We have no ERISA funding requirements in 2005 and do not expect to make any significant contributions to our U.S. pension plans this year. We made contributions to non-U.S. pension plans during the three and six months ended June 30, 2005 of $30 million and $80 million, respectively, and anticipate additional contributions of approximately $180 million during the year. We also expect to make a $200 million cash contribution to our other postretirement benefit plans during 2005 in addition to our funding of ongoing cash benefit payments of approximately $360 million.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended June 30,
(Millions of dollars)	2005	2004

U.S. Plans	$28	$23
Non-U.S. Plans	9	3

	$37	$26

	Six Months Ended June 30,
(Millions of dollars)	2005	2004

U.S. Plans	$61	$53
Non-U.S. Plans	13	6

	$74	$59

11.	Guarantees and Product Warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one year terms and are secured primarily by dealer assets.

Cat Financial has provided a limited indemnity to a third party bank for $42 million resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees. At June 30, 2005 and December 31, 2004 the book value of these guarantees was $9 million and $10 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30,	December 31,
	2005	2004

Guarantees with Caterpillar dealers	$395	$364
Guarantees - other	77	62

Total guarantees	$472	$426

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments. Our product warranty liability also includes deferred revenue related to extended warranty contracts, which is recognized in income when the related costs are incurred. The amount of this deferred revenue was $115 million and $132 million at June 30, 2005 and December 31, 2004, respectively.

(Millions of dollars)	2005

Warranty liability, January 1	$914
Reduction in liability (payments)	(380)
Increase in liability (new warranties)	413

Warranty liability, June 30	$947

(Millions of dollars)	2004

Warranty liability, January 1	$695
Reduction in liability (payments)	(586)
Increase in liability (new warranties)	772
Additional liability from acquisition	33

Warranty liability, December 31	$914

12.	Computations of Profit Per Share

		Three Months Ended June 30,
(Dollars in millions except per share data)		2005	2004

I.	Profit for the period (A):	$760	$566

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	678.3	684.8
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	26.8	24.7

	Average common shares outstanding for fully diluted computation (C)	705.1	709.5

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.12	$0.83
	Assuming full dilution (A/C)	$1.08	$0.80

		Six Months Ended June 30,
(Dollars in millions except per share data)		2005	2004

I.	Profit for the period (A):	$1,341	$986

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	680.9	685.2
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	27.0	25.2

	Average common shares outstanding for fully diluted computation (C)	707.9	710.4

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.97	$1.44
	Assuming full dilution (A/C)	$1.89	$1.39

13.	Environmental and Legal Matters

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

The amount recorded for environmental clean up is not material and is included in "Accrued expenses" in the Consolidated Statement of Financial Position. If a range of liability estimates is available on a particular site, we accrue at the lower end of that range. We cannot estimate costs on sites in the very early stages of clean up. Currently, we have several sites in the very early stages of clean up, and there is no more than a remote chance that a material amount for clean up will be required.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business, the most prevalent involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, and intellectual property rights. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity or results of operations.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of June 30, 2005, the net past due receivable from Navistar regarding the foregoing and included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. In January 2005, Caterpillar and Franklin Power Products, Inc. resolved claims similar to those currently pending against Newstream, and Franklin has been dismissed from the lawsuit. As of June 30, 2005, the net past due receivables for the foregoing, included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On May 7, 2002 International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet ("term sheet") (the “first lawsuit”). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003 the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005 International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the “second lawsuit”). The second lawsuit contains allegations that are similar to the allegations contained in the first lawsuit. International also alleges in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005 International voluntarily dismissed its complaint in the first lawsuit. Caterpillar’s counterclaims remain at issue in the first lawsuit. No trial dates are currently scheduled for either of the cases pending in the Circuit Court of DuPage County. Neither of these cases are related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois.

In a letter dated November 15, 2004, the EPA proposed a civil penalty of $641,392 to Caterpillar for the alleged failure to comply with certain requirements of the Federal Clean Air Act. The EPA alleges that Caterpillar constructed a facility in Emporia, Kansas, and failed to comply with Section 112(g)(2)(B) of the Clean Air Act. Caterpillar sold the Emporia facility in December 2002. We are seeking a settlement of this matter with all concerned parties and we believe the outcome will not have a material impact on our consolidated financial position, liquidity, or results of operations.

During the second quarter of 2005, the Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation (FSC) commissions, foreign tax credit calculations, and R&D credits. We disagree with these proposed adjustments and intend to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

14.	Segment Information

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

In the first quarter of 2005, we made several organizational changes that impacted our segment reporting. No individual segment was materially impacted as a result of the changes and prior period amounts have been restated to conform to the current period presentation.

Due to Caterpillar’s high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management’s Discussion and Analysis beginning on page 27.

Business Segments Three Months Ended June 30, (Millions of dollars)

	Machinery and Engines
2005	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$648	$114	$1,205	$598	$2,591	$2,985	$605	$8,746	$712	$9,458
Inter-segment sales & revenues	37	4,027	1,126	421	1,953	116	952	8,632	7	8,639

Total sales and revenues	$685	$4,141	$2,331	$1,019	$4,544	$3,101	$1,557	$17,378	$719	$18,097

Depreciation and amortization	$3	$46	$16	$12	$74	$1	$30	$182	$161	$343
Imputed interest expense	$4	$20	$9	$6	$28	$2	$30	$99	$192	$291
Accountable profit (loss)	$38	$471	$128	$67	$251	$93	$247	$1,295	$149	$1,444
Accountable assets at June 30, 2005	$531	$2,697	$1,158	$876	$3,739	$416	$4,056	$13,473	$24,965	$38,438
Capital Expenditures	$2	$62	$28	$9	$62	$-	$25	$188	$330	$518

	Machinery and Engines
2004	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$565	$64	$1,025	$398	$2,129	$2,396	$478	$7,055	$667	$7,722
Inter-segment sales & revenues	22	3,148	923	313	1,677	91	748	6,922	-	6,922

Total sales and revenues	$587	$3,212	$1,948	$711	$3,806	$2,487	$1,226	$13,977	$667	$14,644

Depreciation and amortization	$3	$45	$15	$11	$77	$-	$25	$176	$147	$323
Imputed interest expense	$5	$16	$7	$5	$28	$1	$24	$86	$124	$210
Accountable profit (loss)	$42	$339	$96	$51	$82	$145	$165	$920	$113	$1,033
Accountable assets at December 31, 2004	$525	$2,572	$1,097	$775	$3,900	$28	$3,896	$12,793	$24,450	$37,243
Capital Expenditures	$1	$36	$14	$6	$44	$1	$21	$123	$302	$425
Business Segments Six Months Ended June 30, (Millions of dollars)

	Machinery and Engines
2005	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$1,246	$207	$2,318	$1,085	$4,822	$5,567	$1,205	$16,450	$1,392	$17,842
Inter-segment sales & revenues	73	7,684	2,169	788	4,069	218	1,833	16,834	27	16,861

Total sales and revenues	$1,319	$7,891	$4,487	$1,873	$8,891	$5,785	$3,038	$33,284	$1,419	$34,703

Depreciation and amortization	$7	$91	$33	$24	$148	$1	$43	$347	$320	$667
Imputed interest expense	$8	$40	$17	$12	$57	$3	$59	$196	$368	$564
Accountable profit (loss)	$72	$854	$244	$115	$385	$129	$459	$2,258	$278	$2,536
Accountable assets at June 30, 2005	$531	$2,697	$1,159	$876	$3,739	$416	$4,055	$13,473	$24,965	$38,438
Capital Expenditures	$3	$105	$41	$14	$120	$1	$42	$326	$569	$895

	Machinery and Engines
2004	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$1,098	$128	$1,855	$744	$3,856	$4,433	$905	$13,019	$1,214	$14,233
Inter-segment sales & revenues	49	5,976	1,789	588	3,096	177	1,395	13,070	1	13,071

Total sales and revenues	$1,147	$6,104	$3,644	$1,332	$6,952	$4,610	$2,300	$26,089	$1,215	$27,304

Depreciation and amortization	$6	$89	$30	$22	$150	$1	$49	$347	$296	$643
Imputed interest expense	$9	$32	$14	$9	$56	$1	$46	$167	$248	$415
Accountable profit (loss)	$89	$637	$187	$98	$97	$231	$316	$1,655	$220	$1,875
Accountable assets at December 31, 2004	$525	$2,572	$1,097	$775	$3,900	$28	$3,896	$12,793	$24,450	$37,243
Capital Expenditures	$2	$58	$20	$11	$76	$1	$37	$205	$553	$758

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total

Three Months Ended June 30, 2005:
Total external sales and revenues from business segments	$8,746	$712	$-		$9,458
Other	38	(56)	(80	) [1]	(98)

Total sales and revenues	$8,784	$656	$(80)		$9,360

Three Months Ended June 30, 2004:
Total external sales and revenues from business segments	$7,055	$667	$-		$7,722
Other	45	(34)	(150	) [1]	(139)

Total sales and revenues	$7,100	$633	$(150)		$7,583

(1) Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total

Six Months Ended June 30, 2005:
Total external sales and revenues from business segments	$16,450	$1,392	$-		$17,842
Other	123	(124)	(142	) [1]	(143)

Total sales and revenues	$16,573	$1,268	$(142)		$17,699

Six Months Ended June 30, 2004:
Total external sales and revenues from business segments	$13,019	$1,214	$-		$14,233
Other	83	(64)	(189	) [1]	(170)

Total sales and revenues	$13,102	$1,150	$(189)		$14,063

(1) Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Three Months Ended June 30, 2005:
Total accountable profit from business segments	$1,295	$149	$1,444
Corporate costs	(218)	-	(218)
Timing	(41)	-	(41)
Methodology differences:
Inventory/cost of sales	(8)	-	(8)
Postretirement benefit expense	(98)	-	(98)
Financing costs	(5)	-	(5)
Equity in profit of unconsolidated affiliated companies	(26)	(3)	(29)
Currency	4	-	4
Other methodology differences	(13)	5	(8)
Other	5	-	5

Total profit before taxes	$895	$151	$1,046

Three Months Ended June 30, 2004:
Total accountable profit from business segments	$920	$113	$1,033
Corporate costs	(132)	-	(132)
Timing	(34)	-	(34)
Methodology differences:
Inventory/cost of sales	(25)	-	(25)
Postretirement benefit expense	(72)	-	(72)
Financing costs	9	-	9
Equity in profit of unconsolidated affiliated companies	(13)	(1)	(14)
Currency	(2)	-	(2)
Other methodology differences	(22)	7	(15)
Other	13	-	13

Total profit before taxes	$642	$119	$761

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Six Months Ended June 30, 2005:
Total accountable profit from business segments	$2,258	$278	$2,536
Corporate costs	(387)	-	(387)
Timing	(67)	-	(67)
Methodology differences:
Inventory/cost of sales	(25)	-	(25)
Postretirement benefit expense	(196)	-	(196)
Financing costs	2	-	2
Equity in profit of unconsolidated affiliated companies	(38)	(5)	(43)
Currency	12	-	12
Other methodology differences	(10)	10	-
Other	13	-	13

Total profit before taxes	$1,562	$283	$1,845

Six Months Ended June 30, 2004:
Total accountable profit from business segments	$1,655	$220	$1,875
Corporate costs	(262)	-	(262)
Timing	(89)	-	(89)
Methodology differences:
Inventory/cost of sales	(54)	-	(54)
Postretirement benefit expense	(147)	-	(147)
Financing costs	26	-	26
Equity in profit of unconsolidated affiliated companies	(18)	(2)	(20)
Currency	10	-	10
Other methodology differences	(38)	15	(23)
Other	17	-	17

Total profit before taxes	$1,100	$233	$1,333

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

June 30, 2005:
Total accountable assets from business segments	$13,473	$24,965	$-	$38,438
Items not included in segment assets:
Cash and short-term investments	464	285	-	749
Intercompany receivables	482	46	(528)	-
Trade and other receivables	517	-	-	517
Investment in unconsolidated affiliated companies	396	-	-	396
Investment in Financial Products	3,088	-	(3,088)	-
Deferred income taxes and prepaids	2,607	97	(344)	2,360
Intangible assets and other assets	2,275	-	-	2,275
Service center assets	990	-	-	990
Liabilities included in segment assets	1,393	14	-	1,407
Inventory methodology differences	(2,316)	-	-	(2,316)
Other	90	(83)	-	7

Total assets	$23,459	$25,324	$(3,960)	$44,823

December 31, 2004:
Total accountable assets from business segments	$12,793	$24,450	$-	$37,243
Items not included in segment assets:
Cash and short-term investments	270	175	-	445
Intercompany receivables	443	18	(461)	-
Trade and other receivables	547	-	-	547
Investment in unconsolidated affiliated companies	367	-	(1)	366
Investment in Financial Products	3,012	-	(3,012)	-
Deferred income taxes and prepaids	2,477	92	(317)	2,252
Intangible assets and other assets	2,158	-	-	2,158
Service center assets	1,001	-	-	1,001
Liabilities included in segment assets	1,346	-	-	1,346
Inventory methodology differences	(2,235)	-	-	(2,235)
Other	90	(123)	5	(28)

Total assets	$22,269	$24,612	$(3,786)	$43,095

15.	Asset Securitizations

A. Finance Receivables

During the second quarter of 2005, Cat Financial securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. These finance receivables, which are being held in a securitization trust, are secured by new and used equipment. Cat Financial retained servicing responsibilities and subordinated interests related to this securitization. Subordinated interests include subordinated certificates with an initial fair value of $8 million, an interest in future cash flows (excess) with an initial fair value of $1 million, and a reserve account with an initial fair value of $12 million. Cat Financial’s retained interests are generally subordinate to the investors' interests. Net proceeds received were $850 million, which includes both cash proceeds and retained interests. A net gain of $12 million was recognized on this transaction. Significant assumptions used to estimate the fair value of the retained interests and subordinated certificates include a 10.8% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. Cat Financial receives annual servicing fees of 1.0% of the unpaid note value.

In the second quarter of 2004, a public securitization also occurred. Subordinated interests included subordinated certificates with an initial fair value of $8 million, an interest in future cash flows (excess) with an initial fair value of $2 million, and a reserve account with an initial fair value of $10 million. Net proceeds received were $659 million, which includes both cash proceeds and retained interests. A net gain of $13 million was recognized on this transaction. Significant assumptions used to estimate the fair value of the retained interests and subordinated certificates in this transaction include a 10.7% discount rate, a weighted-average prepayment rate of 14.0%, and expected credit losses of 1.0%. Cat Financial receives annual servicing fees of 1.0% of the unpaid note value.

Cat Financial determines the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates, and discount rates. These assumptions are based on their historical experience, market trends, and anticipated performance relative to the particular assets securitized.

B. Trade Receivables

Our Machinery and Engines operations generate trade receivables from the sale of inventory to dealers and customers. Certain of these receivables are sold to Cat Financial. Cat Financial holds the receivables and periodically securitizes a portion of the dealer receivables using a revolving securitization structure. The trust issues a collateralized trust obligation (CTO) certificate to third party purchasers for their portion of these receivables. The trust also issues a transferor certificate (certificated retained interests) to Cat Financial for the portion not represented by the CTO.

Through August of 2004, the trust was a qualifying special purpose entity (QSPE) and thus, in accordance with Statement of Financial Accounting Standard 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” was not consolidated. The outstanding principal balance of the CTO ($240 million) was not included in our Consolidated Statement of Financial Position during these periods. The certificated retained interests were included in “Retained Interests in Securitized Trade Receivables” in the Consolidated Statement of Financial Position.

From September of 2004 through May of 2005, our certificated retained interests in the trust exceeded 90% of the fair value of trust assets. Thus, during this period, the trust did not qualify as a QSPE as defined by SFAS 140. We therefore consolidated the trust in accordance with FIN 46R, “Consolidation of Variable Interest Entities” (revised) as it represents a variable interest entity for which Cat Financial is the primary beneficiary.

In June 2005, the trust was terminated and the $240 million of receivables held by the trust (in the form of a CTO) were transferred back to Cat Financial, who then transferred an undivided interest in the receivables to third-party purchasers. In accordance with SFAS 140 the latter transfer was accounted for as a sale.

16.	Stockholders' Rights Plan

On June 17, 2005, Caterpillar Inc. executed a Fourth Amended and Restated version of its Stockholders' Rights Plan with Mellon Investor Services LLC. The modified agreement calls for the final termination date of the Stockholders' Rights Plan to be moved up from December 11, 2006 to June 30, 2005, terminating the Stockholders' Rights Plan approximately 17 months earlier than the original agreement and subsequent amendments had specified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A. Overview

Bolstered by continued global strength in the markets and industries we serve, we reported record second-quarter sales and revenues of $9.360 billion and record profit of $760 million, or $1.08 per share. First half of the year results were also records, with company sales and revenues of $17.699 billion and profit of $1.341 billion, or $1.89 per share.

Our global markets continue to exhibit the fundamental strengths needed for further growth, and Team Caterpillar remains well positioned to leverage this unprecedented opportunity now and in the years ahead. We’re aggressively pursuing improvement - utilizing our leadership position, strong cash flow and global capabilities in engineering, purchasing, sales and manufacturing to enhance the value customers and stockholders receive from an investment in Caterpillar.

Sales and revenues of $9.360 billion were up $1.777 billion, or 23 percent, compared to $7.583 billion in the second quarter of 2004. Improving sales volume and price realization drove the increase in sales and revenues.

Profit of $760 million, or $1.08 a share, was up 34 percent compared to profit of $566 million in the second quarter of 2004. The main contributors were improved price realization and sales volume, partially offset by higher core operating costs, about half of which were material costs.

We’re very pleased that this quarter marks another improvement in our profitability as measured by return on sales - 8.1 percent this quarter compared to 7.5 percent a year ago. Somewhat better prices were a positive factor in the profit improvement, and for the most part, we expect the price increases announced earlier this year to hold in the marketplace. That said, we are closely monitoring the competitive landscape and are determined to hold our market position. Further, our results continue to be positively driven by literally hundreds of 6 Sigma projects, which are being completed every month.

The outlook for 2005 has been increased over previously reported levels. Sales and revenues are now expected to be up 18 to 20 percent from 2004. The profit outlook for 2005 has also been improved to reflect an estimated profit range of $4.00 to $4.20 per share.

The previous outlook reflected sales and revenues up 16 to 18 percent, and profit per share of $3.89 to $4.03, up 35 to 40 percent from 2004.

The strength of our markets is clearly not a blip on the radar. Key indicators such as low interest rates, robust commodity prices and needed investment for capacity in electric power and energy production point to continued growth. While this growth is expected to continue in the near term, we’re laying a solid foundation for our future by staying focused on prudently managing our cost structure and margins while continuing to invest in new products and production capacity to meet strong customer demand.

Note: Glossary of terms included on pages 37-38; first occurrence of terms shown in bold italics.

B. Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between 2nd Quarter 2004 (at left) and 2nd Quarter 2005 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for the second quarter of 2005 were $9.360 billion, up $1.777 billion or 23 percent from second quarter 2004. Machinery volume was up $768 million, Engines volume was up $359 million, price realization improved $470 million, and currency had a positive impact on sales of $87 million, due primarily to a stronger euro compared with second quarter 2004. In addition, Financial Products revenues increased $93 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

2nd Quarter 2005
Machinery	$6,026	25%	$3,321	24%	$1,430	23%	$526	52%	$749	15%
Engines (1)	2,758	22%	1,226	22%	949	29%	251	42%	332	-6%
Financial Products (2)	576	19%	410	20%	84	1%	35	21%	47	57%

	$9,360	23%	$4,957	23%	$2,463	24%	$812	47%	$1,128	9%

2nd Quarter 2004
Machinery	$4,836		$2,674		$1,163		$346		$653
Engines (1)	2,264		1,001		733		177		353
Financial Products (2)	483		341		83		29		30

	$7,583		$4,016		$1,979		$552		$1,036

(1) Does not include internal engine transfers of $537 million and $447 million in 2005 and 2004, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

(2) Does not include revenues earned from Machinery and Engines of $80 million and $150 million in 2005 and 2004, respectively.

Machinery Sales

Machinery sales were $6.026 billion in the second quarter of 2005 - up $1.190 billion or 25 percent from the second quarter of 2004. Sales volume was $768 million of the increase, price realization accounted for $366 million, and the remaining $56 million was due to currency. Sales volume benefited from continued strong growth in dealer sales to end users in all regions and in nearly all industries.

Dealer machine inventory declined during the second quarters of both 2004 and 2005, which is a normal seasonal development. The decline during the second quarter of 2005 was greater than a year ago, reflecting dealer efforts to maintain inventories in line with deliveries. As a result, the inventory decline had a slightly moderating effect on quarter-over-quarter sales growth. Worldwide, machine inventories in months of sales are at historical lows for this time of the year.

•
North America sales were up $647 million or 24 percent. Benefiting from strong demand in most applications, sales volume increased $421 million and price realization added $226 million. Low interest rates and rising home prices supported housing construction, and nonresidential construction benefited from record corporate profits and favorable credit conditions. Mining remained strong - the result of higher coal and metals prices.

•
EAME sales were up $267 million or 23 percent -- $162 million from higher volume, $69 million from improved price realization, and $36 million from a favorable currency impact, primarily due to the stronger euro. Sales volume in Europe, where the economy remained weak, was up slightly, the result of a continued recovery in housing construction and some improvement in business investment. Higher metals and energy prices allowed robust economic growth to continue in both Africa/Middle East (AME) and the Commonwealth of Independent States (CIS). As a result, sales volume in those two regions increased significantly.

•
Latin America sales increased $180 million or 52 percent -- $132 million from higher volume, $37 million from improved price realization, and the remaining $11 million was due to currency. The region continued to benefit from increased capital inflows, higher metals and energy prices, and low domestic interest rates. Sales increased rapidly in most countries and in most applications throughout Latin America.

•
Asia/Pacific sales were up $96 million or 15 percent -- $53 million from higher volume, $34 million from improved price realization and the remaining $9 million due to currency. Robust mining activity drove sales gains in Australia, India and Indonesia. Sales in China improved over the past three quarters but remained below last year’s record second quarter. The Chinese government’s administrative actions to slow construction last year caused sales to drop sharply in the last half of 2004. A return to more normal conditions, along with increased financing from Cat Financial, contributed to the improved sales.

Engines Sales

Engines sales were $2.758 billion in the second quarter of 2005, up $494 million or 22 percent from the second quarter of 2004. Sales volume was $359 million of the increase, price realization added $104 million, and the favorable impact of currency accounted for $31 million of the increase.

Dealer engine inventory increased at a slower rate during the second quarter of 2005, compared to the rate of increase during the second quarter of 2004. The lower rate of dealer inventory increases during the second quarter of 2005 had a slight moderating effect on quarter-over-quarter sales growth. Overall, dealer engine inventories are in line with selling rates.

•
North America sales were up 22 percent. Sales of on-highway truck engines increased 23 percent, as the industry continued to expand and we maintained our leadership position. On-highway truck growth was a result of increased tonnage versus a year ago, healthy freight carrier profitability and aging fleet replacements. Sales to the petroleum sector increased 69 percent, as high energy prices drove exploration and production. Sales to the electric power sector increased 12 percent, benefiting from investment in data and communication systems, and the impact of tax credits for investment in natural gas generators. Sales to the marine sector were about flat.

•
EAME sales were up 29 percent. Sales into the electric power sector were up 67 percent, driven by strong demand for prime and standby generator sets, and incremental sales from the acquisition of Turbomach. Sales into the marine sector rose 46 percent, primarily due to strong tugboat demand to support port and shipping activity. Sales of engines to the petroleum sector were down 37 percent with reduced sales of turbines and turbine related services for petroleum projects in the Africa/Middle East region, due primarily to timing of major projects quarter to quarter.

•
Latin America sales were up 42 percent. Sales of petroleum engines increased 29 percent driven by investments in production capacity. Sales of electric power engines were up 50 percent, primarily influenced by sales of generator sets for disaster preparedness.

•
Asia/Pacific sales were down 6 percent. Sales of engines to the petroleum sector declined 18 percent primarily as a result of lower sales of turbines and related services due to the timing of major infrastructure projects. Partially offsetting the decrease was a 36 percent increase in marine engine sales driven by strong demand for oceangoing vessels and workboats. Sales to the electric power sector increased 2 percent driven by general business investment in construction and real estate development.

Financial Products Revenues

Financial Products revenues were $576 million, up $93 million or 19 percent from second quarter 2004. The increase was due primarily to a $69 million favorable impact from continued growth of earning assets at Cat Financial.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between 2nd Quarter 2004 (at left) and 2nd Quarter 2005 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Second-quarter operating profit improved $251 million, or 33 percent over a year ago, driven by higher price realization and sales volume. In addition, Financial Products contributed $28 million to the increase in operating profit.

The improvement in price realization was primarily a result of price increases taken over the past year. Most of the price increases taken during the second quarter of 2005 were not fully realized in the quarter as a result of the timing of the increases and price protection policies.

Partially offsetting the favorable items were $476 million in higher core operating costs, $61 million of higher retirement benefits and a $32 million unfavorable impact of currency on operating profit. Manufacturing costs represented $400 million of the total increase in core operating costs. Approximately two-thirds of the manufacturing cost increase was attributable to variable cost increases - 90 percent of which resulted from higher material costs (primarily steel) with the remainder related to supply chain inefficiencies. The other one-third of the increase in manufacturing costs was the result of a 15 percent, or approximately $130 million, increase in period manufacturing costs to support a 24 percent increase in Machinery and Engines sales volume.

Non-manufacturing related core operating costs were up $76 million - a result of higher Research and Development (R&D) and Selling, General and Administrative (SG&A) expenses to support product programs and the growth in volume. As a percent of sales and revenues, the total of SG&A and R&D expenses were lower than the second quarter of 2004.

Operating Profit by Principal Line of Business
(Millions of dollars)	2nd Quarter 2004	2nd Quarter 2005	Change $

Machinery[1]	$538	$676	$138
Engines[1]	149	265	116
Financial Products	114	142	28
Consolidating Adjustments	(31)	(62)	(31)

Consolidated Operating Profit	$770	$1,021	$251

(1) Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

•
Machinery operating profit of $676 million was up $138 million, or 26 percent, from second quarter 2004. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs, higher retirement benefits and the unfavorable impact of currency.

•
Engines operating profit of $265 million was up $116 million, or 78 percent, from second quarter 2004. The favorable impact of higher sales volume and improved price realization was partially offset by higher core operating costs, higher retirement benefits and the unfavorable impact of currency.

•
Financial Products operating profit of $142 million was up $28 million, or 25 percent, from second quarter 2004. The increase was primarily due to a $33 million impact from the growth of earning assets and a $12 million impact of lower provision for credit losses due to improved portfolio health, partially offset by a $11 million increase in operating expenses primarily related to growth at Cat Financial. In addition, there was a $9 million unfavorable impact due to favorable reserve adjustments being higher in 2004 than in 2005 at Cat Insurance.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three months ended June 30,
(Millions of Dollars)	2005	2004

North America Geographic Region	$4,547	$3,675
Engine sales included in the Power Products segment	(1,226)	(1,001)
Company owned dealer sales included in the All Other segment	(207)	(133)
Other*	(129)	(145)

North America Marketing external sales	$2,985	$2,396

EAME Geographic Region	$2,379	$1,896
Power Products sales not included in the EAME Marketing segment	(907)	(713)
Other*	(267)	(158)

EAME Marketing external sales	$1,205	$1,025

Latin America Geographic Region	$777	$523
Power Products sales not included in the Latin America Marketing segment	(212)	(164)
Other*	33	39

Latin America Marketing external sales	$598	$398

Asia/Pacific Geographic Region	$1,081	$1,006
Power Products sales not included in the Asia/Pacific Marketing segment	(246)	(251)
Other*	(187)	(190)

Asia/Pacific Marketing external sales	$648	$565

* Mostly represents external sales of Construction and Mining Products and All Other segments.

OTHER PROFIT/LOSS ITEMS

•
Other income/expense was income of $90 million compared with income of $50 million in the second quarter of 2004 for a favorable impact of $40 million. The change was primarily due to the favorable impact of currency gains of $33 million.

•
The provision for income taxes in the second quarter reflects an estimated annual tax rate of 29 percent, excluding the discrete items discussed below, and compares to a 27 percent rate in 2004. The increase is primarily due to the impact of the American Jobs Creation Act permitting only 80 percent of Extraterritorial Income Exclusion (ETI) benefits in 2005 as well as a change in our geographic mix of profits.

In the second quarter, we completed our evaluation of the repatriation provisions of the American Jobs Creation Act and recognized an income tax charge of $49 million under the provisions of the Act. We expect to repatriate earnings of approximately $1.4 billion in 2005, which includes $500 million subject to the preferential tax treatment allowed by the Act. In connection with our current repatriation plan, we now intend to indefinitely reinvest earnings of a few selected non-U.S. subsidiaries and have recognized an income tax benefit of $38 million. The net impact of these items is an $11 million discrete charge to our second quarter provision for income taxes.

•
The equity in profit/loss of unconsolidated affiliated companies favorably impacted profit by $15 million over second quarter 2004, primarily driven by increased profitability at Shin Caterpillar Mitsubishi Ltd. (SCM).

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2004 (at left) and six months ended June 30, 2005 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for the six months ended June 30, 2005 were $17.699 billion, up $3.636 billion or 26 percent from the first six months of 2004. Machinery volume was up $1.778 billion, Engines volume was up $784 million, price realization improved $720 million, and currency had a positive impact on sales of $189 million, due primarily to a stronger euro compared with the six months ended June 30, 2004. In addition, Financial Products revenues increased $165 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

Six months ended June 30, 2005
Machinery	$11,426	27%	$6,249	26%	$2,785	31%	$966	51%	$1,426	13%
Engines(1)	5,147	25%	2,426	30%	1,692	31%	408	10%	621	7%
Financial Products(2)	1,126	17%	800	18%	171	2%	66	12%	89	53%

	$17,699	26%	$9,475	26%	$4,648	30%	$1,440	34%	$2,136	12%

Six months ended June 30, 2004
Machinery	$8,988		$4,957		$2,126		$641		$1,264
Engines(1)	4,114		1,871		1,292		372		579
Financial Products(2)	961		677		167		59		58

	$14,063		$7,505		$3,585		$1,072		$1,901

(1) Does not include internal engine transfers of $1,156 million and $931 million in 2005 and 2004, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

(2) Does not include revenues earned from Machinery and Engines of $142 million and $189 million in 2005 and 2004, respectively.

Machinery Sales

Machinery sales were $11.426 billion for the six months ended June 30, 2005 - up $2.438 billion or 27 percent from the six months ended June 30, 2004. Sales volume was $1.778 billion of the increase, price realization accounted for $534 million, and the remaining $126 million was due to currency. The world economy, particularly in the investment sectors, continued good growth, allowing dealers in all regions to increase deliveries in nearly all industries. Dealers added slightly more to their inventories than in the first half of 2004, which positively affected first half of 2005 sales growth. However, worldwide machine inventories at the end of June 2005, relative to delivery rates, were at historical lows for this time of year.

•
North America sales were up $1.292 billion or 26 percent. Benefiting from strong demand in most applications, sales volume increased $980 million and price realization added $312 million. The increase in sales volume resulted largely from higher dealer deliveries than last year. Deliveries into mining continued to advance rapidly as both metals and coal prices averaged well above last year and mines increased production. Deliveries in general construction benefited from low mortgage interest rates, which caused housing construction to grow, and favorable business cash flow, which led to an improvement in nonresidential construction.

•
EAME sales were up $659 million or 31 percent -- $445 million from higher volume, $117 million from improved price realization, and $97 million from a favorable currency impact, primarily due to the stronger euro. While the European economy had a weak first half, sales volume increased slightly due to the favorable impact of low interest rates on housing. Economic growth was robust in both Africa/Middle East and the CIS, driven by much higher energy and metals prices. These two regions accounted for disproportionate shares of the sales volume growth.

•
Latin America sales increased $325 million or 51 percent -- $252 million from higher volume, $57 million from improved price realization, and the remaining $16 million due to the favorable currency impact of a stronger Brazilian real. The regional economy, which benefited significantly from the recovery in commodity prices, continued a solid recovery. Both mining production and construction rose. Dealers in most countries increased deliveries significantly.

•
Asia/Pacific sales were up $162 million or 13 percent -- $101 million from higher volume, $48 million from improved price realization and the remaining $13 million due to currency. Australia, Indonesia and India, where mining boomed, largely accounted for the increase in sales volume. While sales volume in China trailed that of last year, the quarter-to-quarter pattern in sales volume improved.

Engines Sales

Engines sales were $5.147 billion in the six months ended June 30, 2005, up $1.033 billion or 25 percent from the six months ended June 30, 2004. Sales volume was $784 million of the increase, price realization added $186 million, and the favorable impact of currency accounted for $63 million of the increase. Dealers also increased their engine inventories to accommodate higher deliveries, which contributed to first half over first half volume growth. Overall, dealer inventories relative to deliveries decreased during the first half of 2005, and are at about the same level as last year.

•
North America sales were up 30 percent. Sales of on-highway truck engines increased 31 percent, as the industry continued to expand and we maintained our leadership position. Sales to the petroleum sector increased 60 percent driven by increases in exploration and production. Sales to the electric power sector increased 8 percent, benefiting from investment in data and communication systems. Increased electric power sales were partially offset by reduced sales of turbines and turbine related services due to less favorable economics for small power plants. Sales to the marine sector were up 21 percent with higher demand for workboats.

•
EAME sales were up 31 percent. Sales into the electric power sector were up 66 percent, driven by strong demand for prime and standby generator sets, and incremental sales from the acquisition of Turbomach. Sales into the marine sector rose 56 percent, benefiting from increased demand for port support and inland waterways workboats. Sales of engines to the petroleum sector were down 27 percent with reduced sales of turbines and turbine related services for petroleum projects in the Africa/Middle East region, due primarily to timing of major projects first half to first half.

•
Latin America sales were up 10 percent. Sales of petroleum engines increased 11 percent driven by investments in production capacity. Sales of electric power engines were up 15 percent, primarily influenced by sales of generator sets for disaster preparedness.

•
Asia/Pacific sales were up 7 percent. Sales of engines to the marine sector increased 40 percent driven by strong demand for oceangoing vessels and workboats. Sales to the electric power sector increased 6 percent driven by general business investment in construction and real estate development. Sales of engines to the petroleum sector increased 5 percent, with all of the increase coming from turbines and turbine related services to support investments in exploration and production.

Financial Products Revenues

Financial Products revenues were $1.126 billion, an increase of $165 million or 17 percent from the first six months of 2004. The increase was due primarily to a $134 million favorable impact from continued growth of earning assets at Cat Financial.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2004 (at left) and the six months ended June 30, 2005 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Higher sales and revenues in all regions and most industries resulted in a favorable operating profit impact of $439 million, or 33 percent compared to the first six months of 2004. This increase was driven by higher sales volume of $874 million and higher price realization of $720 million. In addition, Financial Products contributed $41 million to the increase in operating profit.

The improvement in price realization was primarily a result of price increases taken over the past year. Most of the price increases taken during the second quarter of 2005 were not fully realized in the quarter as a result of the timing of the increases and price protection policies.

Partially offsetting the favorable items were $965 million in higher core operating costs, $109 million of higher retirement benefits and a $69 million unfavorable impact of currency on operating profit. Manufacturing costs represented $839 million of the total increase in core operating costs. Roughly two-thirds of the manufacturing cost increase was attributable to variable cost increases - approximately three-fourths of which resulted from higher material costs (primarily steel) with the remainder related to supply chain inefficiencies. The remaining one-third of the increase in manufacturing costs was the result of a 13 percent, or approximately $230 million, increase in period manufacturing costs to support a 26 percent increase in Machinery and Engines sales. Non-manufacturing related core operating costs were up $126 million - a result of higher SG&A and R&D expenses to support the growth in volume and product programs. As a percent of sales and revenues, the total of SG&A and R&D expenses were lower than the six months ended June 30, 2004.

Operating Profit by Principal Line of Business
(Millions of dollars)	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005	Change $

Machinery[1]	$979	$1,172	$193
Engines[1]	190	448	258
Financial Products	225	266	41
Consolidating Adjustments	(56)	(109)	(53)

Consolidated Operating Profit	$1,338	$1,777	$439

(1) Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

•
Machinery operating profit of $1.172 billion was up $193 million, or 20 percent, from the six months ended June 30, 2004. The favorable impact of higher sales volume and improved price realization was partially offset by higher core operating costs, higher retirement benefits and the unfavorable impact of currency.

•
Engines operating profit of $448 million was up $258 million, or 136 percent, from the six months ended June 30, 2004. The favorable impact of higher sales volume and improved price realization was partially offset by higher core operating costs, higher retirement benefits, and the unfavorable impact of currency.

•
Financial Products operating profit of $266 million was up $41 million, or 18 percent, from the six months ended June 30, 2004. The increase was primarily due to a $62 million impact from the growth of earning assets and a $16 million impact of lower provision for credit losses due to improved portfolio health at Cat Financial. These favorable items were partially offset by a $22 million increase in operating expenses primarily related to growth at Cat Financial and an $11 million unfavorable impact due to favorable reserve adjustments being higher in 2004 than in 2005 at Cat Insurance.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Six months ended June 30,
(Millions of Dollars)	2005	2004

North America Geographic Region	$8,675	$6,828
Engine sales included in the Power Products segment	(2,426)	(1,871)
Company owned dealer sales included in the All Other segment	(408)	(256)
Other*	(274)	(268)

North America Marketing external sales	$5,567	$4,433

EAME Geographic Region	$4,477	$3,418
Power Products sales not included in the EAME Marketing segment	(1,579)	(1,246)
Other*	(580)	(317)

EAME Marketing external sales	$2,318	$1,855

Latin America Geographic Region	$1,374	$1,013
Power Products sales not included in the Latin America Marketing segment	(379)	(349)
Other*	90	80

Latin America Marketing external sales	$1,085	$744

Asia/Pacific Geographic Region	$2,047	$1,843
Power Products sales not included in the Asia/Pacific Marketing segment	(438)	(390)
Other*	(363)	(355)

Asia/Pacific Marketing external sales	$1,246	$1,098

* Mostly represents external sales of Construction and Mining Products and All Other segments.

OTHER PROFIT/LOSS ITEMS

•
Other income/expense was income of $198 million compared with income of $111 million in the six months ended June 30, 2004 for a favorable impact of $87 million. The change was primarily due to the favorable impact of currency gains of $74 million.

•
The provision for income taxes in the first six months reflects an estimated annual tax rate of 29 percent, excluding the discrete items discussed below, and compares to a 27 percent rate in 2004. The increase is primarily due to the impact of the American Jobs Creation Act permitting only 80 percent of Extraterritorial Income Exclusion (ETI) benefits in 2005 as well as a change in our geographic mix of profits.

In the six months ended June 30, 2005, we completed our evaluation of the repatriation provisions of the American Jobs Creation Act and recognized an income tax charge of $49 million under the provisions of the Act. We expect to repatriate earnings of approximately $1.4 billion in 2005, which includes $500 million subject to the preferential tax treatment allowed by the Act. In connection with our current repatriation plan, we have changed our intention of repatriating earnings of a few selected non-U.S. subsidiaries and have recognized an income tax benefit of $38 million. The net impact of these items is an $11 million discrete charge to our June year-to-date provision for income taxes.

•	The equity in profit/loss of unconsolidated affiliated companies favorably impacted profit by $23 million over six months ended June 30, 2004, primarily driven by increased profitability at SCM.

GLOSSARY OF TERMS

1.	Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.

2.	Core Operating Costs - Machinery and Engines operating cost change adjusted for volume. It excludes the impact of currency and retirement benefits.

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

C. Liquidity & Capital Resources

Sources of funds

We generate our capital resources primarily through operations and collections of certificated retained interests in trade receivables. Collections of certificated retained interests take place when Cat Financial collects cash on their portion of the securitized trade receivables they have placed in a trust. Through the second quarter of 2005, operating cash flow was $996 million. Through the second quarter of 2004, operating cash flow was negative $4.6 billion, and collections of certificated retained interests in trade receivables were $4.5 billion totaling negative $121 million. The increase from negative $121 million through the second quarter of 2004 to positive $996 million through the second quarter of 2005 is primarily the result of higher profitability and lower pension contributions. We have not had collections of certificated retained interests in trade receivables in 2005 because the trust did not meet the criteria for a qualifying special purpose entity (QSPE). We therefore consolidated the trust and included the assets and related cash flows in “Receivables—trade and other” in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flow, respectively. In June 2005, the trust was terminated, and the receivables held by the trust were transferred back to Cat Financial, who then transferred an undivided interest in the receivables to conduit purchasers. In accordance with Statement of Financial Accounting Standard 140 (SFAS 140) "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" the latter transfer was accounted for as a sale.

We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 54.

Total debt as of June 30, 2005, was $24.5 billion, an increase of $952 million from year-end 2004. Debt related to Machinery and Engines increased $520 million, primarily to fund the stock repurchase program, capital expenditures and the payment of dividends. Debt related to Financial Products increased $432 million due to growth at Cat Financial. We have two global credit facilities with a syndicate of banks totaling $5.0 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at June 30, 2005 was $4.4 billion. The five-year facility of $2.5 billion expires in September 2009. The 364-day facility of $2.5 billion expires in September 2005. The facility expiring in September 2005 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2005 that would mature in September 2006. Our total credit commitments as of June 30, 2005 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products

Credit lines available:
Global credit facility	$5,000	$600	$4,400
Other external	2,100	820	1,280

Total credit lines available	7,100	1,420	5,680
Less: Global credit facility supporting commercial paper	4,373	508	3,865
Less: Utilized credit	661	105	556

Available credit	$2,066	$807	$1,259

We also generate funding through the securitization and sale of receivables/leases where the investors and/or the securitization trusts have limited or no recourse to Caterpillar or Cat Financial. During the first six months of 2005 Cat Financial received $850 million in net proceeds from a public securitization of retail installment sale contracts and finance leases, which included cash proceeds and retained interests.

We do not generate material funding through structured finance transactions.

Machinery and Engines

Net cash provided by operating activities was $853 million compared with $96 million for the same period a year ago. The favorable change is due to higher profit and lower pension contributions in 2005. Through the six months ended June 2005, pension contributions were $80 million compared with $554 million in the same period a year ago.

Pursuant to the share repurchase program authorized by the Board of Directors in October 2003, $839 million was spent to purchase 18.5 million shares through the second quarter of 2005. There were 677 million shares outstanding at the end of the second quarter 2005. The goal of the share repurchase program, which expires in October 2008, is to reduce the company’s outstanding shares to 640 million.

Capital expenditures, excluding equipment leased to others, during the six months ended June 30, 2005 were $385 million, an increase of $123 million from the same period a year ago. The increase is a result of increased spending to support growth and new product introductions.

Financial Products

Operating cash flow was $556 million through the second quarter 2005, compared with $565 million for the same period a year ago. Cash used to purchase equipment leased to others was $608 million through the second quarter of 2005, an increase of $74 million from the same period a year ago. In addition, net cash used for finance receivables was $1,282 million through the second quarter of 2005, compared to $851 million through the second quarter of 2004.

Financial Products total borrowings were $20.2 billion at June 30, 2005, an increase of $432 million from December 31, 2004 due to financing a higher amount of assets. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At June 30, 2005, finance receivables past due over 30 days were 2.10 percent, compared with 2.57 percent at the end of June 30, 2004. The allowance for credit losses was 1.38 percent of finance receivables, net of unearned income, at June 30, 2005, compared to 1.47 percent at June 30, 2004. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $8 million and $27 million for the six months ended June 30, 2005 and 2004, respectively.

2004 Cash Flow Reclassification

In the fourth quarter of 2004, we changed how we classify cash flows related to trade receivables securitized through Cat Financial and wholesale inventory receivables financed by Cat Financial. Amounts reported in the Consolidated Statement of Cash Flow for the six months ended June 30, 2004 have been reclassified to conform to this presentation. These reclassifications had no impact on the Increase in Cash and Short-term Investments on the Consolidated Statement of Cash Flow.

Consolidated cash flow for the six months ended June 30, 2004 has been reclassified as follows:

	Six Months Ended June 30, 2004
(Millions of dollars)	Previous Classification[1]	Change	As Reclassified

Consolidated Statement of Cash Flow
Receivables - trade and other	$(340)	$(5,168)	$(5,508)
Net cash provided by (used for) operating activities	571	(5,168)	(4,597)
Additions to finance receivables	(10,802)	6,581	(4,221)
Collections of finance receivables	8,292	(5,353)	2,939
Proceeds from sale of finance receivables	1,181	(536)	645
Collections of retained interests in securitized trade receivables	-	4,476	4,476
Net cash provided by (used for) investing activities	(1,891)	5,168	3,277
(1) Certain amounts do not agree to prior period reported amounts due to unrelated reclassifications.

D. Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, warranty liability, and reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. These assumptions are reviewed at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

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

Warranty liability - Determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments. Effective in the third quarter of 2004, we refined our process to utilize more detailed claim rates by product. This provides more comprehensive product warranty information for management. This change did not have a material impact on our financial statements. Warranty payments may differ from those estimated if actual claim rates are higher or lower than our historical rates. Our warranty liability also includes deferred revenue related to extended warranty contracts, which is recognized in income when the related costs are incurred.

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

EMPLOYMENT

At the end of the second quarter, worldwide employment was 82,248 compared with 72,916 one year ago. The increase was primarily due to about 5,000 hourly labor additions to support higher volume, the conversion of about 2,000 supplemental employees to full-time employment, and approximately 900 employees from acquisitions.

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

The amount recorded for environmental clean up is not material and is included in "Accrued expenses" in the Consolidated Statement of Financial Position. If a range of liability estimates is available on a particular site, we accrue at the lower end of that range. We cannot estimate costs on sites in the very early stages of clean up. Currently, we have several sites in the very early stages of clean up, and there is no more than a remote chance that a material amount for clean up will be required.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business, the most prevalent involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, and intellectual property rights. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity or results of operations.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of June 30, 2005, the net past due receivable from Navistar regarding the foregoing and included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. In January 2005, Caterpillar and Franklin Power Products, Inc. resolved claims similar to those currently pending against Newstream, and Franklin has been dismissed from the lawsuit. As of June 30, 2005, the net past due receivables for the foregoing, included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On May 7, 2002 International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet ("term sheet") (the “first lawsuit”). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003 the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005 International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the “second lawsuit”). The second lawsuit contains allegations that are similar to the allegations contained in the first lawsuit. International also alleges in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005 International voluntarily dismissed its complaint in the first lawsuit. Caterpillar’s counterclaims remain at issue in the first lawsuit. No trial dates are currently scheduled for either of the cases pending in the Circuit Court of DuPage County. Neither of these cases are related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois.

In a letter dated November 15, 2004, the EPA proposed a civil penalty of $641,392 to Caterpillar for the alleged failure to comply with certain requirements of the Federal Clean Air Act. The EPA alleges that Caterpillar constructed a facility in Emporia, Kansas, and failed to comply with Section 112(g)(2)(B) of the Clean Air Act. Caterpillar sold the Emporia facility in December 2002. We are seeking a settlement of this matter with all concerned parties and we believe the outcome will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

During the second quarter of 2005, the Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation (FSC) commissions, foreign tax credit calculations, and R&D credits. We disagree with these proposed adjustments and intend to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

E. Retirement Benefits

We recognized pension expense of $90 million and $186 million for the three and six months ended June 30, 2005, as compared to $67 million and $141 million for the three months and six months ended June 30, 2004. The increase in expense was primarily a result of both the amortization of actuarial losses resulting from a declining discount rate and plan changes from the new UAW labor agreement (discussed below), partially offset by the impact of expected asset returns on plan assets. SFAS 87, “Employers’ Accounting for Pensions” requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation. This increase is amortized into earnings as an actuarial loss. SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are amortized into earnings as actuarial gains and losses. At the end of 2004, unrecognized actuarial losses related to pension were $3.28 billion. The majority of the unrecognized actuarial losses are due to declining discount rates in recent years.

Other postretirement benefit expense was $92 million and $181 million for the three and six months ended June 30, 2005, as compared to $65 million and $132 million for the three and six months ended June 30, 2004. The increase in expense is primarily the result of plan changes from the new UAW labor agreement, the amortization of actuarial losses resulting from an increase in expected health care inflation and a declining discount rate, partially offset by changes to the U.S. salaried and management other postretirement benefit plan (discussed below). Unrecognized actuarial losses for other postretirement benefit plans were $1.23 billion at the end of 2004. These losses reflect a declining discount rate, an increase in expected health care inflation and higher than expected benefit costs.

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

SFAS 87 requires the recognition of an Additional Minimum Liability if the market value of plan assets is less than the accumulated benefit obligation as of the measurement date. Due to the continued decline in the discount rate, the funded status of our pension plans has declined during 2005. Based on quarter-end plan asset values and assumed discount rate, we would be required to increase the Additional Minimum Liability by approximately $2.3 billion at December 31, 2005, which would include an offset of the $1.0 billion prepaid asset position of certain U.S. plans. This would result in a decrease in Accumulated Other Comprehensive Income (a component of Shareholders’ Equity on the Consolidated Statement of Financial Position) of approximately $1.5 billion after-tax. Final determination of this potential adjustment will not be known until the measurement date, which is November 30, 2005. The adjustment amount is dependent on several factors including our assumed discount rate, actual returns on our pension plan assets, company contributions and benefit plan changes. The company has adequate liquidity resources to fund plans, as it deems necessary.

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

•
Changes to the pension plan resulted in an increase in the pension obligation of approximately $230 million. This reflects a discount rate of 5.8%. The increase will be amortized into earnings on a straight-line basis over 10 years, the average remaining service period of active employees impacted by the plan change. In addition, there will be an ongoing increase in expense as a result of the benefit changes. In total, full year 2005 pension expense (and annual expense until the plan change is fully amortized) will increase approximately $30 million. In addition to the increase in pension expense, the plan changes increased the Additional Minimum Pension Liability by approximately $230 million.

•
Changes to the other postretirement plan resulted in an increase in the benefit obligation of approximately $620 million. This also reflects a discount rate of 5.8%. The increase will be amortized into earnings on a straight-line basis over 16 years, the average remaining life expectancy of plan participants that are fully eligible for benefits (as they comprise almost all of the plan). In addition, there will be an ongoing increase in expense as a result of the benefit changes. In total, full year 2005 other postretirement benefit expense (and annual expense until the plan change is fully amortized) will increase approximately $70 million.

In April 2005, amendments were made to our U.S. salaried and management other postretirement benefit plan that increase employee cost sharing and resulted in a decrease in the benefit obligation of approximately $190 million. This reflects a discount rate of 5.7%. The decrease will be amortized into earnings on a straight-line basis over 9 years, the average remaining service period of active employees impacted by the plan change. In addition, there will be an ongoing decrease in expense as a result of the benefit changes. 2005 other postretirement benefit expense will decrease approximately $18 million. After 2005, the annual expense (until the plan change is fully amortized) will decrease approximately $24 million.

We have no ERISA funding requirements in 2005 and do not expect to make any significant contributions to our U.S. pension plans this year. We made contributions to non-U.S. pension plans during the three and six months ended June 30, 2005 of $30 million and $80 million, respectively, and anticipate additional contributions of approximately $180 million during 2005. We also expect to make a $200 million cash contribution to our other postretirement benefit plans during 2005 in addition to our funding of ongoing cash benefit payments of approximately $360 million. We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

F. Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis. The data has been grouped as follows:

Consolidated - Caterpillar Inc. and its subsidiaries.

Machinery and Engines - The Machinery and Engines data contained in the schedules on pages 46 to 53 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Regulation G. These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures. Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery and Engines information relates to our design, manufacturing, marketing and sales of our products. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

Financial Products - our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments - eliminations of transactions between Machinery and Engines and Financial Products.

Pages 46 to 53 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$8,784	$8,784	$-	$-
Revenues of Financial Products	576	-	656	(80)[2]

Total sales and revenues	9,360	8,784	656	(80)

Operating costs:
Cost of goods sold	6,890	6,890	-	-
Selling, general and administrative expenses	789	689	111	(11)[3]
Research and development expenses	268	268	-	-
Interest expense of Financial Products	184	-	189	(5)[4]
Other operating expenses	208	(4)	214	(2)[3]

Total operating costs	8,339	7,843	514	(18)

Operating profit	1,021	941	142	(62)

Interest expense excluding Financial Products	65	67	-	(2)[4]
Other income (expense)	90	21	9	60 [5]

Consolidated profit before taxes	1,046	895	151	-

Provision for income taxes	315	262	53	-

Profit of consolidated companies	731	633	98	-

Equity in profit (loss) of unconsolidated affiliated companies	29	26	3	-
Equity in profit of Financial Products' subsidiaries	-	101	-	(101)[6]

Profit	$760	$760	$101	$(101)

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2) Elimination of Financial Products revenues earned from Machinery and Engines.
(3) Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
(4) Elimination of interest expense recorded between Financial Products and Machinery and Engines.
(5) Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
(6) Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$7,100	$7,100	$-	$-
Revenues of Financial Products	483	-	633	(150)[2]

Total sales and revenues	7,583	7,100	633	(150)

Operating costs:
Cost of goods sold	5,563	5,563	-	-
Selling, general and administrative expenses	744	638	118	(12)[3]
Research and development expenses	214	214	-	-
Interest expense of Financial Products	121	-	123	(2)[4]
Other operating expenses	171	(2)	278	(105)[3]

Total operating costs	6,813	6,413	519	(119)

Operating profit	770	687	114	(31)

Interest expense excluding Financial Products	59	60	-	(1)[4]
Other income (expense)	50	15	5	30 [5]

Consolidated profit before taxes	761	642	119	-

Provision for income taxes	209	168	41	-

Profit of consolidated companies	552	474	78	-

Equity in profit (loss) of unconsolidated affiliated companies	14	13	1	-
Equity in profit of Financial Products' subsidiaries	-	79	-	(79)[6]

Profit	$566	$566	$79	$(79)

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2) Elimination of Financial Products revenues earned from Machinery and Engines.
(3) Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
(4) Elimination of interest expense recorded between Financial Products and Machinery and Engines.
(5) Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
(6) Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$16,573	$16,573	$-	$-
Revenues of Financial Products	1,126	-	1,268	(142)[2]

Total sales and revenues	17,699	16,573	1,268	(142)

Operating costs:
Cost of goods sold	13,105	13,105	-	-
Selling, general and administrative expenses	1,533	1,337	218	(22)[3]
Research and development expenses	509	509	-	-
Interest expense of Financial Products	354	-	362	(8)[4]
Other operating expenses	421	2	422	(3)[3]

Total operating costs	15,922	14,953	1,002	(33)

Operating profit	1,777	1,620	266	(109)

Interest expense excluding Financial Products	130	133	-	(3)[4]
Other income (expense)	198	75	17	106 [5]

Consolidated profit before taxes	1,845	1,562	283	-

Provision for income taxes	547	448	99	-

Profit of consolidated companies	1,298	1,114	184	-

Equity in profit (loss) of unconsolidated affiliated companies	43	38	5	-
Equity in profit of Financial Products' subsidiaries	-	189	-	(189)[6]

Profit	$1,341	$1,341	$189	$(189)

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2) Elimination of Financial Products revenues earned from Machinery and Engines.
(3) Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
(4) Elimination of interest expense recorded between Financial Products and Machinery and Engines.
(5) Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
(6) Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$13,102	$13,102	$-	$-
Revenues of Financial Products	961	-	1,150	(189)[2]

Total sales and revenues	14,063	13,102	1,150	(189)

Operating costs:
Cost of goods sold	10,264	10,264	-	-
Selling, general and administrative expenses	1,417	1,224	217	(24)[3]
Research and development expenses	445	445	-	-
Interest expense of Financial Products	240	-	245	(5)[4]
Other operating expenses	359	-	463	(104)[3]

Total operating costs	12,725	11,933	925	(133)

Operating profit	1,338	1,169	225	(56)

Interest expense excluding Financial Products	116	118	-	(2)[4]
Other income (expense)	111	49	8	54 [5]

Consolidated profit before taxes	1,333	1,100	233	-

Provision for income taxes	367	287	80	-

Profit of consolidated companies	966	813	153	-

Equity in profit (loss) of unconsolidated affiliated companies	20	18	2	-
Equity in profit of Financial Products' subsidiaries	-	155	-	(155)[6]

Profit	$986	$986	$155	$(155)

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2) Elimination of Financial Products revenues earned from Machinery and Engines.
(3) Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
(4) Elimination of interest expense recorded between Financial Products and Machinery and Engines.
(5) Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
(6) Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At June 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments

Assets:
Current assets:
Cash and short-term investments	$749	$464	$285	$-
Receivables - trade and other	7,577	3,308	435	3,834 [2,3]
Receivables - finance	5,489	-	9,814	(4,325)[3]
Deferred and refundable income taxes	552	487	65	-
Prepaid expenses	1,278	1,268	20	(10)[4]
Inventories	5,349	5,349	-	-

Total current assets	20,994	10,876	10,619	(501)

Property, plant and equipment - net	7,593	4,757	2,836	-
Long-term receivables - trade and other	845	266	36	543 [3]
Long-term receivables - finance	9,932	-	10,512	(580)[3]
Investments in unconsolidated affiliated companies	555	514	41	-
Investments in Financial Products subsidiaries	-	3,088	-	(3,088)[5]
Deferred income taxes	700	1,002	32	(334)[6]
Intangible assets	468	461	7	-
Goodwill	1,451	1,451	-	-
Other assets	2,285	1,044	1,241	-

Total assets	$44,823	$23,459	$25,324	$(3,960)

Liabilities
Current liabilities:
Short-term borrowings	5,179	612	4,942	(375)[7]
Accounts payable	3,495	3,340	271	(116)[8]
Accrued expenses	2,332	1,443	899	(10)[9]
Accrued wages, salaries and employee benefits	1,551	1,540	11	-
Customer advances	536	536	-	-
Dividends payable	169	169	-	-
Deferred and current income taxes payable	493	400	100	(7)[6]
Long-term debt due within one year	3,441	232	3,209	-

Total current liabilities	17,196	8,272	9,432	(508)
Long-term debt due after one year	15,857	3,473	12,421	(37)[7]
Liability for postemployment benefits	3,271	3,271	-	-
Deferred income taxes and other liabilities	794	738	383	(327)[6]

Total liabilities	37,118	15,754	22,236	(872)

Stockholders' equity
Common stock	1,704	1,704	888	(888)[5]
Treasury stock	(3,965)	(3,965)	-	-
Profit employed in the business	10,632	10,632	2,013	(2,013)[5]
Accumulated other comprehensive income	(666)	(666)	187	(187)[5]

Total stockholders' equity	7,705	7,705	3,088	(3,088)

Total liabilities and stockholders' equity	$44,823	$23,459	$25,324	$(3,960)

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2) Elimination of receivables between Machinery and Engines and Financial Products.
(3) Reclassification of Machinery and Engines trade receivables purchased by Cat Financial and Cat Financial’s wholesale inventory receivables.
(4) Elimination of Machinery and Engines insurance premiums that are prepaid to Financial Products.
(5) Elimination of Financial Products equity which is accounted for on Machinery and Engines on the equity basis.
(6) Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
(7) Elimination of debt between Machinery and Engines and Financial Products.
(8) Elimination of payables between Machinery and Engines and Financial Products.
(9) Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments

Assets:
Current assets:
Cash and short-term investments	$445	$270	$175	$-
Receivables - trade and other	7,463	3,276	465	3,722 [2,3]
Receivables - finance	5,182	-	9,325	(4,143)[3]
Deferred and refundable income taxes	398	333	65	-
Prepaid expenses	1,369	1,367	16	(14)[4]
Inventories	4,675	4,675	-	-

Total current assets	19,532	9,921	10,046	(435)

Property, plant and equipment - net	7,682	4,820	2,862	-
Long-term receivables - trade and other	764	255	37	472 [3]
Long-term receivables - finance	9,903	-	10,410	(507)[3]
Investments in unconsolidated affiliated companies	517	479	39	(1)[5]
Investments in Financial Products subsidiaries	-	3,012	-	(3,012)[6]
Deferred income taxes	674	950	27	(303)[7]
Intangible assets	315	307	8	-
Goodwill	1,450	1,450	-	-
Other assets	2,258	1,075	1,183	-

Total assets	$43,095	$22,269	$24,612	$(3,786)

Liabilities
Current liabilities:
Short-term borrowings	4,157	93	4,396	(332)[8]
Accounts payable	3,580	3,459	205	(84)[9]
Accrued expenses	2,261	1,426	855	(20)[10]
Accrued wages, salaries and employee benefits	1,730	1,716	14	-
Customer advances	447	447	-	-
Dividends payable	141	141	-	-
Deferred and current income taxes payable	259	212	47	-
Long-term debt due within one year	3,531	6	3,525	-

Total current liabilities	16,106	7,500	9,042	(436)
Long-term debt due after one year	15,837	3,697	12,175	(35)[8]
Liability for postemployment benefits	2,986	2,986	-	-
Deferred income taxes and other liabilities	699	619	383	(303)[7]

Total liabilities	35,628	14,802	21,600	(774)

Stockholders' equity
Common stock	1,231	1,231	888	(888)[6]
Treasury stock	(3,277)	(3,277)	-	-
Profit employed in the business	9,937	9,937	1,824	(1,824)[6]
Accumulated other comprehensive income	(424)	(424)	300	(300)[6]

Total stockholders' equity	7,467	7,467	3,012	(3,012)

Total liabilities and stockholders' equity	$43,095	$22,269	$24,612	$(3,786)

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2) Elimination of receivables between Machinery and Engines and Financial Products.
(3) Reclassification of Machinery and Engines trade receivables purchased by Cat Financial and Cat Financial’s wholesale inventory receivables.
(4) Elimination of Machinery and Engines insurance premiums that are prepaid to Financial Products.
(5) Elimination of Machinery and Engines investment in Financial Products subsidiary.
(6) Elimination of Financial Products equity which is accounted for on Machinery and Engines on the equity basis.
(7) Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
(8) Elimination of debt between Machinery and Engines and Financial Products.
(9) Elimination of payables between Machinery and Engines and Financial Products.
(10) Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$1,341	$1,341	$189	$(189)[2]
Adjustments for non-cash items:
Depreciation and amortization	744	426	318	-
Undistributed profit of Financial Products	-	(189)	-	189 [3]
Other	(113)	(129)	(94)	110 [4]
Changes in assets and liabilities:
Receivables - trade and other	(742)	(256)	19	(505)[4,5]
Inventories	(674)	(674)	-	-
Accounts payable and accrued expenses	236	118	131	(13)[4]
Other - net	204	216	(7)	(5)[4]

Net cash provided by (used for) operating activities	996	853	556	(413)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(402)	(385)	(17)	-
Expenditures for equipment leased to others	(608)	-	(608)	-
Proceeds from disposals of property, plant and equipment	304	18	286	-
Additions to finance receivables	(5,159)	-	(16,035)	10,876 [5]
Collection of finance receivables	3,444	-	13,894	(10,450)[5]
Proceeds from the sale of finance receivables	859	-	859	-
Net intercompany borrowings	-	(67)	(9)	76 [6]
Investments and acquisitions (net of cash acquired)	(8)	(8)	-	-
Other - net	51	13	38	-

Net cash provided by (used for) investing activities	(1,519)	(429)	(1,592)	502

Cash flow from financing activities:
Dividends paid	(280)	(280)	-	-
Common stock issued, including treasury shares reissued	278	278	-	-
Treasury shares purchased	(839)	(839)	-	-
Net intercompany borrowings	-	9	67	(76)[6]
Proceeds from long-term debt issued	3,719	130	3,589	-
Payments on long-term debt	(2,390)	(30)	(2,360)	-
Short-term borrowings - net	325	479	(154)	-

Net cash provided by (used for) financing activities	813	(253)	1,142	(76)

Effect of exchange rate changes on cash	14	23	4	(13)[7]

Increase in cash and short-term investments	304	194	110	-
Cash and short-term investments at beginning of period	445	270	175	-

Cash and short-term investments at end of period	$749	$464	$285	$-

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2) Elimination of Financial Products profit after tax due to equity method of accounting.
(3) Non-cash adjustment for the undistributed earnings from Financial Products.
(4) Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
(5) Reclassification of Cat Financial’s cash flow activity from investing to operating for receivables that arose from the sale of inventory.
(6) Net proceeds and payments to/from Machinery and Engines and Financial Products.
(7) Elimination of the effect of exchange on intercompany balances.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$986	$986	$155	$(155)[2]
Adjustments for non-cash items:
Depreciation and amortization	703	408	295	-
Undistributed profit of Financial Products	-	(155)	-	155	[3]
Other	(58)	(51)	(66)	59	[4]
Changes in assets and liabilities:
Receivables - trade and other	(5,508)	(131)	116	(5,493)[4,5]
Inventories	(921)	(921)	-	-
Accounts payable and accrued expenses	476	345	(25)	156	[4]
Other - net	(275)	(385)	90	20	[4]

Net cash provided by (used for) operating activities	(4,597)	96	565	(5,258)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(293)	(262)	(31)	-
Expenditures for equipment leased to others	(535)	(1)	(534)	-
Proceeds from disposals of property, plant and equipment	281	13	268	-
Additions to finance receivables	(4,221)	-	(7,702)	3,481	[5]
Collection of finance receivables	2,939	-	5,670	(2,731)[5]
Proceeds from sale of finance receivables	645	-	1,181	(536	) [5]
Additions to retained interests in securitized trade receivables	-	-	(5,038)	5,038	[6]
Collection of retained interests in securitized trade receivables	4,476	-	4,476	-
Net intercompany borrowings	-	201	(43)	(158	) [7]
Investments and acquisitions (net of cash acquired)	(5)	(7)	2	-
Other - net	(10)	(8)	(2)	-

Net cash provided by (used for) investing activities	3,277	(64)	(1,753)	5,094

Cash flow from financing activities:
Dividends paid	(254)	(254)	-	-
Common stock issued, including treasury shares reissued	107	107	-	-
Treasury shares purchased	(250)	(250)	-	-
Net intercompany borrowings	-	43	(201)	158	[7]
Proceeds from long-term debt issued	3,322	255	3,067	-
Payments on long-term debt	(1,571)	(29)	(1,542)	-
Short-term borrowings - net	45	133	(88)	-

Net cash provided by financing activities	1,399	5	1,236	158

Effect of exchange rate changes on cash	46	39	1	6	[8]

Increase in cash and short-term investments	125	76	49	-
Cash and short-term investments at beginning of period	342	220	122	-

Cash and short-term investments at end of period	$467	$296	$171	$-

(1) Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
(2) Elimination of Financial Products profit after tax due to equity method of accounting.
(3) Non-cash adjustment for the undistributed earnings from Financial Products.
(4) Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting. Receivables amounts include adjustment for consolidated non-cash receipt of retained interests in securitized trade receivables.

(5) Reclassification of Cat Financial’s cash flow activity from investing to operating for receivables that arose from the sale of inventory.
(6) Elimination of Cat Financial’s additions to retained interests in securitized trade receivables that arose from an intercompany purchase of receivables.
(7) Net proceeds and payments to/from Machinery and Engines and Financial Products.
(8) Elimination of the effect of exchange on intercompany balances.

SALES AND REVENUES OUTLOOK

We project another record year in 2005. We expect sales and revenues will increase 18 to 20 percent, with Machinery and Engines volume increasing about 10 to 12 percent. We expect improved price realization to add over 5 percent, higher Financial Products revenues will add about 2 percent, and the favorable impact of currency will add less than 1 percent.

While economic growth is slowing overall from a very robust 2004, 2005 will be another year of solid economic activity. Record profits, favorable credit conditions and years of past underinvestment are producing attractive investment environments, particularly for industries served by Caterpillar.

•
Despite oil prices nearly tripling over the past three years, inflation has continued within central bank target ranges, often on the low side. Outside the United States, most central banks are holding interest rates at or near the lowest level in decades, with little pressure for rate hikes. In Europe, prolonged weak growth makes even lower interest rates possible. Rates within the United States, while rising, still compare favorably with those of the last business cycle. As a result, we project world economic growth will be from 3 to 3.5 percent this year.

•
Low interest rates have prompted households to upgrade housing quality. Housing prices are increasing significantly in many countries, encouraging construction to alleviate housing shortages. We expect strong residential construction to continue in most regions this year.

•
Demand for metals and energy is outpacing growth in supply, maintaining upward pressure on prices. Governments, particularly in developing countries, are using revenues to upgrade infrastructure, some of which is necessary to support increased commodity production. We do not expect supply pressures to ease substantially this year and as a result, commodity prices should remain high enough to encourage investment.

•
Higher oil and natural gas exploration and production are increasing opportunities in powering drill rigs, well servicing and gas compression. The world has little spare production capacity, so we expect exploration will increase.

•
Increased international trade and an aging ship fleet are driving strong growth in shipbuilding. Demand for support vessels to cope with port congestion and increased offshore oil and gas production is also increasing.

Sales and Revenue Outlook - Midpoint of Range[1]
(Millions of dollars)	2004	2005	%
	Actual	Outlook[2]	Change

Machinery and Engines
North America	$14,521	$17,700	22%
EAME	7,505	9,000	20%
Latin America	2,372	2,800	18%
Asia/Pacific	3,938	4,200	7%

Total Machinery and Engines	28,336	33,700	19%

Financial Products[3]	1,970	2,400	22%

Total	$30,306	$36,100	19%

(1) The volume stair step in the Consolidating Operating Profit chart on page 56 reflects sales and revenue at the midpoint of the range.
(2) Based on the sales expectations by geographic region, the forecast of Consolidated Sales and Revenues is an increase of 18 to 20 percent versus 2004. For purposes of this chart, numbers are shown at the middle of the outlook range (i.e., 19 percent).

(3) Does not include revenues earned from Machinery and Engines of $199 million and $275 million in 2004 and 2005 outlook, respectively.

North America (United States and Canada) Machinery and Engines sales are expected to increase about 22 percent in 2005.

•
The U.S. Federal Reserve increased interest rates at each of the past nine meetings, but we expect the Fed may soon slow the pace of rate increases. Economic growth is stabilizing below 4 percent, employment gains are in line with growth in the working age population and core inflation remains low. Consequently, we believe the Federal funds rate should end the year at 4 percent or less and the economy will grow about 3.5 percent in 2005.

•
U.S. housing starts are on track to exceed 2 million units this year, which would be the best year since 1973. The many positives for housing construction include rising employment, continued low mortgage rates, higher home prices, a move away from mobile homes, increased replacement of older houses and a desire for more second homes.

•
Nonresidential construction bottomed in 2004 with sluggish recovery to date. However, all the conditions needed for a sustained, rapid recovery, similar to the last recovery, are in place. Businesses have record cash holdings, banks are easing conditions on commercial loans, bond spreads remain attractive and the existing stock of nonresidential structures is inadequate for today’s economy.

•
Prices for metals and energy commodities generally increased throughout the second quarter and are well above year-earlier prices. Production of metals increased 12 percent year-to-date and the 1 percent increase in coal production was insufficient to maintain electrical utility stockpiles. The environment for increasing both production and investment should remain very positive for the rest of the year.

•	Demand for on-highway trucks is expected to remain high for the rest of the year. Truck tonnage is rising, trucking company profits are high and the truck fleet aged during the last downturn.

•
Canadian inflation is below the middle of the central bank’s target range, which should allow a low interest rate environment to continue throughout 2005. Mining, energy and construction should do well this year as a result.

EAME Machinery and Engines sales are expected to increase about 20 percent in 2005, driven largely by favorable conditions in AME and the CIS.

•
The Euro-area economy is entering its fifth year of below-trend growth and its third year of stable interest rates. With leading indicators turning down, the European Central Bank may need to cut interest rates later this year to revive the economy. Manufacturing in the United Kingdom is declining and retail sales are slowing, suggesting a rate cut is likely. We project overall European growth should be less than 2 percent this year.

•
Interest rates in Europe have been low enough to benefit housing and investment in some equipment. Housing prices are up sharply in many countries and building permits are increasing for the fourth consecutive year. We expect housing and equipment investment to increase this year.

•
We forecast economic growth in AME should exceed 5 percent in 2005 and growth in the CIS should exceed 6 percent, the third year of recovery for both. Both regions are benefiting from higher metals and energy prices as well as pro-growth economic policies in some larger economies, such as Turkey, South Africa and Russia.

Latin America Machinery and Engines sales are expected to increase about 18 percent in 2005.

•
Positives for the region include low inflation, relatively low domestic interest rates, higher direct investment inflows and increased metals exports. As a result, we expect economies should grow at least 4 percent in 2005, continuing the recovery that started in late 2003.

•
Overall, the region is a net oil exporter and oil prices this year have been higher than governments budgeted. Some of this surplus is being channeled into construction. Mines are increasing production in response to higher metals prices and using some of the profit to further increase capacity. Brazil should continue to benefit from iron ore mining, with production up 38 percent from 2002 and prices more than doubling since that time.

Asia/Pacific Machinery and Engines sales are expected to increase about 7 percent in 2005.

•
We expect regional economic growth of about 6 percent in 2005. Competitive exchange rates and world economic growth should allow increased exports, and low interest rates should support recoveries in consumer spending and business investment. Growth in nonresidential construction should increase demand for standby electrical power.

•
Higher coal and iron ore prices are causing mine production to increase, particularly in Australia, India and Indonesia. We project investments in new mine capacity and supporting infrastructure will continue to grow. Sales in China should improve further.

Financial Products revenues are expected to increase 22 percent in 2005 due to higher average earning assets at Cat Financial.

(1)  The PPS outlook is between $4.00 and $4.20. The above chart illustrates operating profit at the midpoint of this profit range. Each of the stair steps in the chart may individually vary within the outlook range.

PROFIT OUTLOOK

Our 2005 profit outlook has improved from the end of the first quarter. Profit per share is now expected to be $4.00 to $4.20 per share. This outlook is $.11 to $.17 per share higher than the previous outlook, which reflected profit growth of 35 to 40 percent from 2004 - $3.89 to $4.03 per share.

The primary factors in the profit improvement from 2004 are improved price realization and sales volume. The cost environment remains challenging, and core operating cost increases are expected to partially offset the positive effects of higher sales.

G. Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our second-quarter 2005 results release and prepared statements from the related results webcast are forward-looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

World Economic Factors
Our projection for 3 to 3.5 percent growth in the world economy assumes central banks will cautiously raise interest rates so as not to slow growth too much. Low interest rates, and continued good economic growth, should encourage further growth in construction and mining. Should central banks raise interest rates aggressively, both the world economic recovery and our Machinery and Engines sales likely would be weaker.

We expect the U.S. economy to continue to grow at about 3.5 percent, which up to now has not created an inflation problem. While the Federal Reserve has raised interest rates, we assume the continuation of moderate growth and low inflation will result in interest rates of 4 percent or less by the end of 2005. Long-term interest rates are expected to rise less than short-term rates. That environment should support further growth in construction and manufacturing, helping to keep commodity prices favorable. Should financial conditions tighten noticeably, causing economic growth to slow below 3 percent, expected improvements in Machinery and Engines sales likely would be lower than projected.

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

In Asia/Pacific, we project sales growth will be concentrated in Australia, India and Indonesia. Critical assumptions are continued growth in coal demand, low domestic interest rates in most countries, further gains in exports and continued good economic growth in China. Some developments that could lower expected results include reduced demand for thermal and coking coal, significant revaluations of regional currencies, restrictions on regional exports and sharp interest rate hikes, particularly in China.

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

With economic data looking more favorable, central banks in developed countries have raised interest rates from the lowest rates in decades. Our outlook assumes that central banks will take great care to ensure that economic recoveries continue and that interest rates will remain low throughout the forecast period. Should central banks raise interest rates more aggressively than anticipated, both economic growth and our sales could suffer.

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

Financial Products Division Factors
Inherent in the operation of Cat Financial is the credit risk associated with its customers. The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events, and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our "match funding" policy addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio (loans and leases with customers and dealers) within pre-determined ranges on an ongoing basis. To achieve our match funding objectives, we issue debt with a similar interest rate profile to our receivables and also use interest rate swap agreements to manage our interest rate risk exposure to interest rate changes and in some cases to lower our cost of borrowed funds. If interest rates move upward more sharply than anticipated, our financial results could be negatively impacted. With respect to our insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of our investment portfolio, thus requiring a negative adjustment to earnings.

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

The environment remains competitive from a pricing standpoint. Our 2005 sales outlook assumes that the price increases announced in early 2005 will hold in the marketplace. While we expect that the environment will absorb these price actions, delays in the marketplace acceptance would negatively impact our results. Moreover, additional price discounting to maintain our competitive position could result in lower than anticipated price realization.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business, the most prevalent involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, and intellectual property rights. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity or results of operations.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of June 30, 2005, the net past due receivable from Navistar regarding the foregoing and included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. In January 2005, Caterpillar and Franklin Power Products, Inc. resolved claims similar to those currently pending against Newstream, and Franklin has been dismissed from the lawsuit. As of June 30, 2005, the net past due receivables for the foregoing, included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On May 7, 2002 International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet ("term sheet") (the “first lawsuit”). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003 the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005 International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the “second lawsuit”). The second lawsuit contains allegations that are similar to the allegations contained in the first lawsuit. International also alleges in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005 International voluntarily dismissed its complaint in the first lawsuit. Caterpillar’s counterclaims remain at issue in the first lawsuit. No trial dates are currently scheduled for either of the cases pending in the Circuit Court of DuPage County. Neither of these cases are related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois.

During the second quarter of 2005, the Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation (FSC) commissions, foreign tax credit calculations, and R&D credits. We disagree with these proposed adjustments and intend to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1-30, 2005	4,440,000	$45.02	4,440,000	39,244,440	[1]
May 1-31, 2005	6,284,000	44.92	6,284,000	33,887,784	[1]
June 1-30, 2005	-	-	-	36,777,490	[1]

Total	10,724,000	$44.96	10,724,000

(1)    On October 8, 2003, the board of directors approved an extension of the share repurchase program (through October 2008) with the goal of reducing the company's outstanding shares to 320,000,000. The share repurchase program goal has been adjusted for the stock split announced on June 8, 2005 to reflect an adjusted goal of 640,000,000 shares outstanding by October 2008. Amount represents the shares outstanding at the end of the period less 640,000,000.

Other Purchases of Equity Securities

Period	Total number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1-30, 2005	984	$44.69	NA	NA
May 1-31, 2005	-	-	NA	NA
June 1-30, 2005	-	-	NA	NA

Total	984	$44.69

(1) Represents shares delivered back to issuer for the payment of taxes resulting from the release of restricted stock.

Non-U.S. Employee Stock Purchase Plans
We have 27 employee stock purchase plans administered outside the United States for our foreign employees. As of June 30, 2005, those plans had approximately 9,100 participants in the aggregate. During the second quarter of 2005, approximately 143,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

CATERPILLAR INC.
August 4, 2005	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

August 4, 2005	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

August 4, 2005	/s/ Bradley M. Halverson	Controller and Chief Accounting Officer
(Bradley M. Halverson)

August 4, 2005	/s/ James B. Buda	Secretary
(James B. Buda)