Form 10-Q
period 2005-09-30
CATERPILLAR INC
filed 2005-11-04
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Registrant's telephone number, including area code: (309) 675-1000
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X ] No

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
Yes [ X ] No [ ]

At September 30, 2005, 680,208,493 shares of common stock of the Registrant were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	September 30,
	2005	2004

Sales and revenues:
Sales of Machinery and Engines	$8,392	$7,175
Revenues of Financial Products	585	484

Total sales and revenues	8,977	7,659

Operating costs:
Cost of goods sold	6,547	5,745
Selling, general and administrative expenses	775	701
Research and development expenses	285	240
Interest expense of Financial Products	197	130
Other operating expenses	233	180

Total operating costs	8,037	6,996

Operating profit	940	663

Interest expense excluding Financial Products	68	60
Other income (expense)	80	60

Consolidated profit before taxes	952	663

Provision for income taxes	303	182

Profit of consolidated companies	649	481

Equity in profit (loss) of unconsolidated affiliated companies	18	17

Profit	$667	$498

Profit per common share	$.98	$.73

Profit per common share - diluted [1]	$.94	$.70

Weighted average common shares outstanding (millions)
- Basic	678.8	683.6
- Diluted [1]	710.7	706.0

Cash dividends declared per common share	$-	$-

(1) Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Nine Months Ended
	September 30,
	2005	2004

Sales and revenues:
Sales of Machinery and Engines	$24,965	$20,277
Revenues of Financial Products	1,711	1,445

Total sales and revenues	26,676	21,722

Operating costs:
Cost of goods sold	19,652	16,009
Selling, general and administrative expenses	2,308	2,118
Research and development expenses	794	685
Interest expense of Financial Products	551	370
Other operating expenses	654	539

Total operating costs	23,959	19,721

Operating profit	2,717	2,001

Interest expense excluding Financial Products	198	176
Other income (expense)	278	171

Consolidated profit before taxes	2,797	1,996

Provision for income taxes	850	549

Profit of consolidated companies	1,947	1,447

Equity in profit (loss) of unconsolidated affiliated companies	61	37

Profit	$2,008	$1,484

Profit per common share	$2.95	$2.17

Profit per common share - diluted [1]	$2.84	$2.10

Weighted average common shares outstanding (millions)
- Basic	680.5	684.5
- Diluted [1]	707.4	708.4

Cash dividends declared per common share	$.46	$.39

(1) Diluted by assumed exercise of stock options, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Nine Months Ended (Unaudited) (Dollars in millions)
	September 30, 2005		September 30, 2004

Common stock:
Balance at beginning of period	$1,231		$1,059
Common shares issued from treasury stock	252		73
Impact of 2-for-1 stock split	338		-

Balance at end of period	1,821		1,132

Treasury stock:
Balance at beginning of period	(3,277)		(2,914)
Shares issued: 2005 -16,391,795; 2004 - 5,541,832	277		76
Shares repurchased: 2005 - 22,057,200; 2004 - 10,594,000	(1,039)		(400)

Balance at end of period	(4,039)		(3,238)

Profit employed in the business:
Balance at beginning of period	9,937		8,450
Profit	2,008	$2,008	1,484	$1,484
Dividends declared	(309)		(267)
Impact of 2-for-1 stock split	(338)		-

Balance at end of period	11,298		9,667

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	489		348
Aggregate adjustment for period	(141)	(141)	5	5

Balance at end of period	348		353

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 2005-$485; 2004-$460)	(993)		(934)
Aggregate adjustment for period (net of tax of: 2005-$24)	(46)	(46)	-	-

Balance at end of period (net of tax of: 2005-$509; 2004-$460)	(1,039)		(934)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(48)		(48)
Aggregate adjustment for period	1	1	(1)	(1)

Balance at end of period	(47)		(49)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 2005-$58; 2004-$54)	110		104
Gains/(losses) deferred during period (net of tax of: 2005-$2; 2004-$4)	(5)	(5)	8	8
(Gains)/losses reclassified to earnings during period (net of tax of: 2005-$40; 2004-$17)	(75)	(75)	(33)	(33)

Balance at end of period (net of tax of: 2005-$16; 2004-$41)	30		79

Available-for-sale securities:
Balance at beginning of period (net of tax of: 2005-$10; 2004-$7)	18		13
Gains/(losses) deferred during period (net of tax of: 2005-$2; 2004-$1)	4	4	(2)	(2)
(Gains)/losses reclassified to earnings during period (net of tax of 2005-$1; 2004-$0)	(2)	(2)	-

Balance at end of period (net of tax of: 2005-$11; 2004-$6)	20		11

Total accumulated other comprehensive income	(688)		(540)

Comprehensive income		$1,744		$1,461

Stockholders' equity at end of period	$8,392		$7,021

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and short-term investments	$967	$445
Receivables - trade and other	7,319	7,463
Receivables - finance	5,725	5,182
Deferred and refundable income taxes	581	398
Prepaid expenses	1,301	1,369
Inventories	5,469	4,675

Total current assets	21,362	19,532

Property, plant and equipment - net	7,817	7,682
Long-term receivables - trade and other	893	764
Long-term receivables - finance	10,336	9,903
Investments in unconsolidated affiliated companies	563	517
Deferred income taxes	707	674
Intangible assets	462	315
Goodwill	1,451	1,450
Other assets	2,274	2,258

Total assets	$45,865	$43,095

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	603	93
Financial Products	5,361	4,064
Accounts payable	3,425	3,580
Accrued expenses	2,508	2,261
Accrued wages, salaries and employee benefits	1,735	1,730
Customer advances	554	447
Dividends payable	-	141
Deferred and current income taxes payable	583	259
Long-term debt due within one year:
Machinery and Engines	234	6
Financial Products	3,850	3,525

Total current liabilities	18,853	16,106

Long-term debt due after one year:
Machinery and Engines	3,406	3,663
Financial Products	11,578	12,174
Liability for postemployment benefits	2,827	2,986
Deferred income taxes and other liabilities	809	699

Total liabilities	37,473	35,628

Stockholders' equity
Common stock of $1.00 par:
Authorized shares: 900,000,000 Issued shares: (9/30/05 and 12/31/04 - 814,894,624) at paid in amount	1,821	1,231
Treasury stock (9/30/05 - 134,686,131; 12/31/04 - 129,020,726) at cost	(4,039)	(3,277)
Profit employed in the business	11,298	9,937
Accumulated other comprehensive income	(688)	(424)

Total stockholders' equity	8,392	7,467

Total liabilities and stockholders' equity	$45,865	$43,095

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Nine Months Ended
	September 30,
	2005	2004

Cash flow from operating activities:
Profit	$2,008	$1,484
Adjustments for non-cash items:
Depreciation and amortization	1,113	1,055
Other	(89)	(83)
Changes in assets and liabilities:
Receivables - trade and other (see non-cash item below)	(521)	(7,110)
Inventories	(794)	(1,225)
Accounts payable and accrued expenses	313	728
Other assets - net	69	76
Other liabilities - net	31	(2)

Net cash provided by (used for) operating activities	2,130	(5,077)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(709)	(519)
Expenditures for equipment leased to others	(965)	(827)
Proceeds from disposals of property, plant and equipment	447	378
Additions to finance receivables	(7,310)	(6,423)
Collections of finance receivables	4,889	4,617
Proceeds from the sale of finance receivables	916	647
Collections of retained interests in securitized trade receivables	-	5,722
Investments and acquisitions (net of cash acquired)	(12)	(284)
Other - net	80	(40)

Net cash provided by (used for) investing activities	(2,664)	3,271

Cash flow from financing activities:
Dividends paid	(449)	(395)
Common stock issued, including treasury shares reissued	412	137
Treasury shares purchased	(1,039)	(400)
Proceeds from long-term debt issued	4,358	4,532
Payments on long-term debt	(3,324)	(2,615)
Short-term borrowings - net	1,085	563

Net cash provided by financing activities	1,043	1,822

Effect of exchange rate changes on cash	13	59

Increase in cash and short-term investments	522	75

Cash and short-term investments at beginning of period	445	342

Cash and short-term investments at end of period	$967	$417

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
Non-cash operating and investing activities:
Trade receivables of $0 and $6,786 million were exchanged for retained interests in securitized trade receivables during the nine months ended September 30, 2005 and 2004, respectively.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A. Financial Statement Presentation

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2005 and 2004, (b) the changes in stockholders' equity for the nine month periods ended September 30, 2005 and 2004, (c) the consolidated financial position at September 30, 2005 and December 31, 2004, and (d) the consolidated statement of cash flow for the nine month periods ended September 30, 2005 and 2004, have been made. Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

In the fourth quarter of 2004, we changed how we classify cash flows related to trade receivables securitized through Cat Financial and wholesale inventory receivables financed by Cat Financial. Amounts reported in our Consolidated Statement of Cash Flow for the nine months ended September 30, 2004 have been reclassified to conform to this presentation. These reclassifications had no impact on the “Increase in Cash and Short-term Investments” on the Consolidated Statement of Cash Flow.

Consolidated cash flow for the nine months ended September 30, 2004 has been reclassified as follows:

	Nine Months Ended September 30, 2004
(Millions of dollars)	Previous Classification[1]	Change	As Reclassified

Consolidated Statement of Cash Flow
Receivables - trade and other	$(461)	$(6,649)	$(7,110)
Net cash provided by (used for) operating activities	1,535	(6,612)	(5,077)
Additions to finance receivables	(16,493)	10,070	(6,423)
Collections of finance receivables	13,010	(8,393)	4,617
Proceeds from sale of finance receivables	1,434	(787)	647
Collections of retained interests in securitized trade receivables_	-	5,722	5,722
Net cash provided by (used for) investing activities	(3,341)	6,612	3,271
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

Comprehensive income is comprised of profit, as well as gains and losses from currency translation, derivative instruments designated as cash flow hedges and available-for-sale securities and adjustments in the minimum pension liability. Total comprehensive income for the three months ended September 30, 2005 and 2004 was $645 million and $507 million, respectively. Total comprehensive income for the nine months ended September 30, 2005 and 2004 was $1.744 billion and $1.461 billion, respectively. The difference from profit primarily consists of foreign currency translation adjustments and gains on derivative instruments that were reclassified to earnings.

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

The table below illustrates the effect on profit and earnings per share if we had applied the fair value method of Statement of Financial Accounting Standards (SFAS 123), “Accounting for Stock-Based Compensation” for the three and nine month periods ending September 30, 2005 and 2004.

	Three Months Ended September 30,

(Dollars in millions except per share data)	2005	2004

Profit, as reported	$667	$498
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(58)

Pro forma profit	$661	$440

Profit per share of common stock:
As reported:
Basic	$.98	$.73
Diluted	$.94	$.70
Pro forma:
Basic	$.97	$.64
Diluted	$.93	$.62

	Nine Months Ended September 30,

(Dollars in millions except per share data)	2005	2004

Profit, as reported	$2,008	$1,484
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(129)	(103)

Pro forma profit	$1,879	$1,381

Profit per share of common stock:
As reported:
Basic	$2.95	$2.17
Diluted	$2.84	$2.10
Pro forma:
Basic	$2.76	$2.02
Diluted	$2.66	$1.95

Pro forma profit for the nine months ended September 30, 2005 reflects immediate vesting of the 2005 stock option grant. (See Note 3 for further discussion.)

2.	The results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results for the entire year 2005.

3.	New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. As required by SFAS 151, we will adopt this new accounting standard on January 1, 2006. The adoption of SFAS 151 is not expected to have a material impact on our financial statements.

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

We have provided U.S. tax on earnings of non-U.S. subsidiaries that were not considered indefinitely reinvested prior to our evaluation of the Act. In connection with our current repatriation plan, we now intend to indefinitely reinvest earnings of a few selected non-U.S. subsidiaries and have reversed the associated deferred tax liability of $38 million. The net impact of these items was an $11 million increase to our second quarter provision for income taxes.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29.” SFAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29 “Accounting for Non-monetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. As required by SFAS 153, we have adopted this new accounting standard effective July 1, 2005. The adoption of SFAS 153 did not have a material impact on our financial statements.

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

As of September 30, 2005, $10 million of deferred net gains included in equity (“Accumulated other comprehensive income” in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings (“Other income (expense)”) over the next 12 months when earnings are negatively affected by the hedged transactions. As of September 30, 2004, this projected reclassification was a gain of $62 million. These amounts were based on September 30, 2005 and September 30, 2004 exchange rates, respectively. The actual amount recorded in other income/expense will vary based on exchange rates at the time the hedged transactions impact earnings. There were no circumstances where hedge treatment was discontinued during the three or nine month periods ended September 30, 2005 or 2004.

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

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended September 30,

(Millions of dollars)	2005	2004

Machinery and Engines:
On undesignated contracts	$9	$-

Financial Products:
On undesignated contracts	$16	$2

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Nine Months Ended September 30,

(Millions of dollars)	2005	2004

Machinery and Engines:
On undesignated contracts	$25	$(3)

Financial Products:
On undesignated contracts	$49	$19

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

Financial Products operations have a match funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of their debt portfolio with the interest rate profile of their receivables portfolio within pre-determined ranges on an on-going basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This match funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move. This is accomplished by changing the characteristics of existing debt instruments or entering into new agreements in combination with the issuance of new debt.

Our policy allows us to use floating-to-fixed, fixed-to-floating, and floating-to-floating interest rate swaps to meet the match funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Financial Products practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at inception of the swap contract. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Financial Products liquidated fixed-to-floating interest rate swaps during 2005, 2004, and 2002. As a result, the gain ($16 million as of September 30, 2005) is being amortized to earnings ratably over the remaining life of the hedged debt.

Gains / (losses) included in current earnings [Other income (expense)]:
	Three Months Ended September 30,
(Millions of dollars)	2005	2004

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$1	$1
Financial Products:
Gain/(loss) on designated interest rate derivatives	(53)	42
Gain/(loss) on hedged debt	53	(42)
Gain/(loss) on liquidated swaps - included in interest expense	1	-

	$2	$1

Gains / (losses) included in current earnings [Other income (expense)]:
	Nine Months Ended September 30,
(Millions of dollars)	2005	2004

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$3	$3
Financial Products:
Gain/(loss) on designated interest rate derivatives	(50)	3
Gain/(loss) on hedged debt	50	(3)
Gain/(loss) on liquidated swaps - included in interest expense	3	1

	$6	$4

As of September 30, 2005, $7 million of deferred net gains included in equity (“Accumulated other comprehensive income” in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (“Interest expense of Financial Products”) over the next 12 months. As of September 30, 2004, this projected reclassification was a net loss of $10 million. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2005 or 2004.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains on the undesignated contracts of $5 million and $6 million were recorded in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2005. Gains on the undesignated contracts of $6 million and $11 million were recorded in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2004.

5.	Inventories Inventories (principally "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	September 30,	December 31,
	2005	2004

Raw materials	$1,628	$1,592
Work-in-process	925	664
Finished goods	2,685	2,209
Supplies	231	210

Total inventories	$5,469	$4,675

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending June 30) was as follows:

	Results of Operations		Results of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2005	2004	2005	2004

Sales	$1,077	$986	$3,100	$2,699
Cost of sales	844	743	2,410	2,070

Gross profit	$233	$243	$690	$629

Profit (loss)	$41	$35	$132	$81

Caterpillar's profit (loss)	$18	$17	$61	$37

	Financial Position
	September 30,	December 31,
(Millions of dollars)	2005	2004

Assets:
Current assets	$1,736	$1,540
Property, plant and equipment - net	1,160	1,097
Other assets	225	145

	3,121	2,782
Liabilities:
Current liabilities	1,444	1,345
Long-term debt due after one year	356	276
Other liabilities	223	214

	2,023	1,835

Ownership	$1,098	$947

Caterpillar's investments in unconsolidated affiliated companies
Investments in equity method companies	$535	$487
Plus: Investments in cost method companies	28	30

Total investments in unconsolidated affiliated companies	$563	$517

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Millions of dollars)	September 30,	December 31,
	2005	2004

Intellectual property	$212	$213
Pension-related	283	120
Other	73	73

Total intangible assets - gross	568	406
Less: Accumulated amortization of finite lived intangible assets	(106)	(91)

Intangible assets - net	$462	$315

Amortization expense for the three and nine months ended September 30, 2005 was $6 million and $16 million, respectively. Amortization expense for the three and nine months ended September 30, 2004 was $5 million and $16 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2005	2006	2007	2008	2009	Thereafter

$23	$22	$19	$17	$16	$97

B. Goodwill

During the three and nine months ended September 30, 2005, no goodwill was acquired, impaired or disposed. During the third quarter of 2004 we acquired assets with related goodwill of $55 million. No goodwill was impaired or disposed of during the three or nine months ended September 30, 2004. On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

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

	September 30, 2005

		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value

Government debt	$282	$(4)	$278
Corporate bonds	415	(6)	409
Equity securities	159	37	196

Total	$856	$27	$883

	December 31, 2004

(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value

Government debt	$239	$(1)	$238
Corporate bonds	342	-	342
Equity securities	203	21	224

Total	$784	$20	$804

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	September 30, 2005

	Less than 12 months (1)		More than 12 months (1)		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$167	$2	$75	$2	$242	$4
Corporate bonds	233	3	97	3	330	6
Equity securities	31	2	2	-	33	2

Total	$431	$7	$174	$5	$605	$12

(1) Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at September 30, 2005, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value

Due in one year or less	$47
Due after one year through five years	$294
Due after five years through ten years	$75
Due after ten years	$271

Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2005 were $261 million and $443 million, respectively. Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2004 were $208 million and $343 million, respectively. Gross gains of $5 million and $12 million, and gross losses of $2 million and $4 million, were included in current earnings for the three and nine months ended September 30, 2005, respectively. Gross gains of $2 million and $5 million, and gross losses of $2 million and $5 million, were included in current earnings for the three and nine months ended September 30, 2004, respectively.

9.	Postretirement Benefits

A. Pension and postretirement benefit costs

In January 2005, amendments were made to both U.S. pension and other postretirement benefit plans due to the company and the United Auto Workers reaching a new six-year labor agreement that will expire on March 1, 2011. These plans were re-measured as of January 10, 2005 to account for the benefit changes. The result was a $7 million and $22 million increase in pension cost, and a $17 million and $52 million increase in other postretirement benefit cost for the three and nine months ended September 30, 2005, respectively. In addition, the Additional Minimum Pension Liability increased $233 million as a result of the re-measurement. The liability was offset by an increase in pension-related intangible assets of $164 million and a decrease in other comprehensive income (pre-tax) of $69 million.

In April 2005, amendments were made to our U.S. salaried and management other postretirement benefit plan. The plan was re-measured, resulting in a reduction of $6 million and $12 million in other postretirement benefit cost for the three and nine months ended September 30, 2005, respectively.

2004 other postretirement benefit cost reflects the adoption of FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” in the third quarter of 2004, retroactive to December 31, 2003. The impact of the anticipated federal subsidy for prescription drugs was a decrease in other postretirement benefit cost of $15 million and $37 million, for the three and nine months ended September 30, 2004, respectively.

(Millions of Dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004

For the three months ended:
Components of net periodic benefit cost:
Service cost	$37	$36	$14	$12	$21	$16
Interest cost	139	137	26	22	73	66
Expected return on plan assets	(178)	(178)	(26)	(24)	(22)	(19)
Amortization of:
Net asset existing at adoption of SFAS 87/106	-	-	1	1	-	-
Prior service cost [1]	15	11	1	2	(9)	(12)
Net actuarial loss (gain)	49	35	12	9	23	10

Total cost included in results of operations	$62	$41	$28	$22	$86	$61

Weighted-average assumptions used to determine net cost:
Discount rate [2]	5.8/5.9%	6.2%	5.2%	5.1%	5.7-5.9%	6.2%
Expected return on plan assets	9.0%	9.0%	7.2%	7.4%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.5%	3.2%	4.0%	4.0%

(1) Prior service costs for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan amendment. For other postretirement benefit plans in which all or almost all of the plan’s participants are fully eligible for benefits under the plan, prior service costs are amortized using the straight-line method over the remaining life expectancy of those participants.

(2) For U.S. plans impacted by the January 2005 plan amendments, a 5.8% discount rate was utilized for valuing the plan re-measurement. For the April 2005 amendment, a 5.7% discount rate was utilized for valuing the plan re-measurement.

(Millions of Dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	September 30,		September 30,		September 30,
	2005	2004	2005	2004	2005	2004

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$112	$108	$44	$36	$65	$49
Interest cost	416	411	81	66	223	200
Expected return on plan assets	(534)	(519)	(78)	(72)	(65)	(55)
Amortization of:
Net asset existing at adoption of SFAS 87/106	-	-	1	3	1	-
Prior service cost [1]	45	33	4	6	(21)	(36)
Net actuarial loss (gain)	148	105	37	27	64	35

Total cost included in results of operations	$187	$138	$89	$66	$267	$193

Weighted-average assumptions used to determine net cost:
Discount rate [2]	5.8/5.9%	6.2%	5.2%	5.1%	5.7-5.9%	6.2%
Expected return on plan assets	9.0%	9.0%	7.2%	7.4%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.5%	3.2%	4.0%	4.0%

(1) Prior service costs for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan amendment. For other postretirement benefit plans in which all or almost all of the plan’s participants are fully eligible for benefits under the plan, prior service costs are amortized using the straight-line method over the remaining life expectancy of those participants.

(2) For U.S. plans impacted by the January 2005 plan amendments, a 5.8% discount rate was utilized for valuing the plan re-measurement. For the April 2005 amendment, a 5.7% discount rate was utilized for valuing the plan re-measurement.

We have no ERISA funding requirements in 2005 and do not expect to make any significant contributions to our U.S. pension plans this year. Contributions were made to non-U.S. pension plans during the three and nine months ended September 30, 2005 of $280 million and $370 million, respectively, and we do not anticipate significant additional contributions during the year. Also during 2005, a $200 million cash contribution was made to one of our other postretirement benefit plans, in addition to our funding of ongoing cash benefit payments of approximately $360 million.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended September 30,
(Millions of dollars)	2005	2004

U.S. Plans	$42	$21
Non-U.S. Plans	1	3

	$43	$24

	Nine Months Ended September 30,
(Millions of dollars)	2005	2004

U.S. Plans	$103	$74
Non-U.S. Plans	14	9

	$117	$83

10.	Guarantees and Product Warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured, primarily by dealer assets.

Cat Financial has provided a limited indemnity to a third party bank for $41 million resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees. At both September 30, 2005 and December 31, 2004, the recorded liabilities for these guarantees was $10 million. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30,	December 31,
	2005	2004

Guarantees with Caterpillar dealers	$426	$364
Guarantees - other	86	62

Total guarantees	$512	$426

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments. Our product warranty liability also includes deferred revenue related to extended warranty contracts, which is recognized in income when the related costs are incurred. The amount of this deferred revenue was $118 million and $132 million at September 30, 2005 and December 31, 2004, respectively.

(Millions of dollars)	2005

Warranty liability, January 1	$914
Reduction in liability (payments)	(524)
Increase in liability (new warranties)	587

Warranty liability, September 30	$977

(Millions of dollars)	2004

Warranty liability, January 1	$695
Reduction in liability (payments)	(586)
Increase in liability (new warranties)	772
Additional liability from acquisition	33

Warranty liability, December 31	$914

11.	Computations of Profit Per Share

		Three Months Ended September 30,
(Dollars in millions except per share data)		2005	2004

I.	Profit for the period (A):	$667	$498

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	678.8	683.6
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	31.9	22.4

	Average common shares outstanding for fully diluted computation (C)	710.7	706.0

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$0.98	$0.73
	Assuming full dilution (A/C)	$0.94	$0.70

		Nine Months Ended September 30,
(Dollars in millions except per share data)		2005	2004

I.	Profit for the period (A):	$2,008	$1,484

II.	Determination of shares (millions):
	Weighted average number of common shares outstanding (B)	680.5	684.5
	Shares issuable on exercise of stock options, net of shares assumed to be purchased out of proceeds at average market price	26.9	23.9

	Average common shares outstanding for fully diluted computation (C)	707.4	708.4

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$2.95	$2.17
	Assuming full dilution (A/C)	$2.84	$2.10

12.	Environmental and Legal Matters

The company is regulated by federal, state, and international environmental laws governing our use of substances and control of emissions in all our operations. Compliance with these existing laws has not had a material impact on our capital expenditures or earnings.

We are cleaning up hazardous waste at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay cleanup costs at a site and those costs can be estimated, the costs are charged against our earnings. In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies and others.

The amount recorded for environmental cleanup is not material and is included in "Accrued expenses" in the Consolidated Statement of Financial Position. If a range of liability estimates is available on a particular site, we accrue at the lower end of that range. We cannot estimate costs on sites in the very early stages of cleanup. Currently, we have several sites in the very early stages of cleanup, and there is no more than a remote chance that a material amount for cleanup will be required.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues and intellectual property rights. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity or results of operations.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges, among other things, that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of September 30, 2005, the net past due receivable from Navistar regarding the foregoing and included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. As of September 30, 2005, the net past due receivables for the foregoing, included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On September 30, 2005, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois. The lawsuit states that it arises out of the May 31, 1988 Purchase Agreement described above. The Complaint alleges, among other things, that Caterpillar procured the May 31, 1988 Purchase Agreement by fraudulently misrepresenting or concealing information related to the business of selling fuel injectors to International, and that Caterpillar breached the Purchase Agreement. International’s Complaint does not specify the amount of damages being sought. Caterpillar intends to defend itself vigorously in this case.

On May 7, 2002, International commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet ("term sheet") (the “first lawsuit”). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003 the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005 International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the “second lawsuit”). The second lawsuit contained allegations similar to the allegations contained in the first lawsuit. International also alleged in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005 International voluntarily dismissed its complaint in the first lawsuit. The second lawsuit has been consolidated with Caterpillar’s counterclaims from the first lawsuit. No trial date is currently scheduled for this case, which is not related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois.

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

During the second quarter of 2005, the Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation (FSC) commissions, foreign tax credit calculations and R&D credits. We disagree with these proposed adjustments and intend to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

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

We have developed an internal measurement system to evaluate performance and to drive continuous improvement. This measurement system, which is not based on generally accepted accounting principles (GAAP), is intended to motivate desired behavior of employees and drive performance. It is not intended to measure a division’s contribution to enterprise results. The sales and cost information used for internal purposes varies significantly from our consolidated externally reported information, resulting in substantial reconciling items. Each division has specific performance targets and is evaluated and compensated based on achieving those targets. Performance targets differ from division to division; therefore, meaningful comparisons cannot be made among the profit or service center divisions. It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management. Consequently, we feel that the financial information required by Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" has limited value to our external readers.

In the first quarter of 2005, we made several organizational changes that impacted our segment reporting. No individual segment was materially impacted as a result of the changes and prior period amounts have been restated to conform to the current period presentation.

Due to Caterpillar’s high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management’s Discussion and Analysis beginning on page 26.

Business Segments Three Months Ended September 30, (Millions of dollars)

	Machinery and Engines
2005	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$601	$96	$1,060	$594	$2,579	$2,835	$574	$8,339	$723	$9,062
Inter-segment sales & revenues	48	3,828	986	447	2,077	110	892	8,388	5	8,393

Total sales and revenues	$649	$3,924	$2,046	$1,041	$4,656	$2,945	$1,466	$16,727	$728	$17,455

Depreciation and amortization	$3	$44	$16	$11	$71	$1	$29	$175	$163	$338
Imputed interest expense	$4	$19	$9	$7	$27	$2	$32	$100	$206	$306
Accountable profit (loss)	$28	$471	$76	$52	$240	$98	$188	$1,153	$139	$1,292
Accountable assets at September 30, 2005	$489	$2,756	$1,211	$897	$3,845	$52	$4,151	$13,401	$26,002	$39,403
Capital Expenditures	$3	$73	$24	$12	$93	$1	$30	$236	$362	$598

	Machinery and Engines
2004	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$484	$73	$947	$484	$2,340	$2,289	$500	$7,117	$581	$7,698
Inter-segment sales & revenues	29	3,122	837	308	1,763	105	735	6,899	-	6,899

Total sales and revenues	$513	$3,195	$1,784	$792	$4,103	$2,394	$1,235	$14,016	$581	$14,597

Depreciation and amortization	$3	$43	$15	$11	$72	$1	$26	$171	$150	$321
Imputed interest expense	$4	$17	$8	$5	$29	$1	$25	$89	$135	$224
Accountable profit (loss)	$10	$249	$63	$63	$108	$113	$162	$768	$124	$892
Accountable assets at December 31, 2004	$525	$2,572	$1,097	$775	$3,900	$28	$3,896	$12,793	$24,450	$37,243
Capital Expenditures	$-	$46	$19	$10	$48	$1	$38	$162	$348	$510

Business Segments Nine Months Ended September 30, (Millions of dollars)

	Machinery and Engines
2005	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$1,848	$303	$3,377	$1,679	$7,400	$8,402	$1,780	$24,789	$2,115	$26,904
Inter-segment sales & revenues	121	11,512	3,155	1,235	6,147	328	2,725	25,223	32	25,255

Total sales and revenues	$1,969	$11,815	$6,532	$2,914	$13,547	$8,730	$4,505	$50,012	$2,147	$52,159

Depreciation and amortization	$10	$136	$49	$36	$218	$1	$72	$522	$483	$1,005
Imputed interest expense	$12	$59	$26	$19	$85	$5	$91	$297	$574	$871
Accountable profit (loss)	$100	$1,325	$319	$167	$625	$227	$647	$3,410	$418	$3,828
Accountable assets at September 30, 2005	$489	$2,756	$1,211	$897	$3,845	$52	$4,151	$13,401	$26,002	$39,403
Capital Expenditures	$6	$178	$65	$26	$213	$2	$72	$562	$931	$1,493

	Machinery and Engines
2004	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Latin America Marketing	Power Products	North America Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$1,582	$202	$2,802	$1,227	$6,196	$6,722	$1,405	$20,136	$1,795	$21,931
Inter-segment sales & revenues	78	9,098	2,626	896	4,859	282	2,130	19,969	1	19,970

Total sales and revenues	$1,660	$9,300	$5,428	$2,123	$11,055	$7,004	$3,535	$40,105	$1,796	$41,901

Depreciation and amortization	$9	$132	$45	$33	$222	$1	$75	$517	$446	$963
Imputed interest expense	$13	$49	$22	$15	$85	$1	$71	$256	$383	$639
Accountable profit (loss)	$99	$886	$251	$160	$205	$345	$478	$2,424	$344	$2,768
Accountable assets at December 31, 2004	$525	$2,572	$1,097	$775	$3,900	$28	$3,896	$12,793	$24,450	$37,243
Capital Expenditures	$2	$104	$39	$21	$124	$2	$76	$368	$900	$1,268

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Three Months Ended September 30, 2005:
Total external sales and revenues from business segments	$8,339	$723	$-	$9,062
Other	53	(56)	(82)[1]	(85)

Total sales and revenues	$8,392	$667	$(82)	$8,977

Three Months Ended September 30, 2004:
Total external sales and revenues from business segments	$7,117	$581	$-	$7,698
Other	58	(144)	47 [1]	(39)

Total sales and revenues	$7,175	$437	$47	$7,659

(1) Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Nine Months Ended September 30, 2005:
Total external sales and revenues from business segments	$24,789	$2,115	$-	$26,904
Other	176	(180)	(224)[1]	(228)

Total sales and revenues	$24,965	$1,935	$(224)	$26,676

Nine Months Ended September 30, 2004:
Total external sales and revenues from business segments	$20,136	$1,795	$-	$21,931
Other	141	(208)	(142)[1]	(209)

Total sales and revenues	$20,277	$1,587	$(142)	$21,722

(1) Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Three Months Ended September 30, 2005:
Total accountable profit from business segments	$1,153	$139	$1,292
Corporate costs	(155)	-	(155)
Timing	(38)	-	(38)
Methodology differences:
Inventory/cost of sales	2	-	2
Postretirement benefit expense	(97)	-	(97)
Financing costs	(7)	-	(7)
Equity in profit of unconsolidated affiliated companies	(16)	(2)	(18)
Currency	(23)	-	(23)
Other methodology differences	(7)	3	(4)
Other	-	-	-

Total profit before taxes	$812	$140	$952

Three Months Ended September 30, 2004:
Total accountable profit from business segments	$768	$124	$892
Corporate costs	(148)	-	(148)
Timing	(20)	-	(20)
Methodology differences:
Inventory/cost of sales	-	-	-
Postretirement benefit expense	(62)	-	(62)
Financing costs	9	-	9
Equity in profit of unconsolidated affiliated companies	(17)	-	(17)
Currency	7	-	7
Other methodology differences	(20)	20	-
Other	2	-	2

Total profit before taxes	$519	$144	$663

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Nine Months Ended September 30, 2005:
Total accountable profit from business segments	$3,410	$418	$3,828
Corporate costs	(542)	-	(542)
Timing	(105)	-	(105)
Methodology differences:
Inventory/cost of sales	(23)	-	(23)
Postretirement benefit expense	(292)	-	(292)
Financing costs	(5)	-	(5)
Equity in profit of unconsolidated affiliated companies	(54)	(7)	(61)
Currency	(11)	-	(11)
Other methodology differences	(18)	12	(6)
Other	14	-	14

Total profit before taxes	$2,374	$423	$2,797

Nine Months Ended September 30, 2004:
Total accountable profit from business segments	$2,424	$344	$2,768
Corporate costs	(409)	-	(409)
Timing	(106)	-	(106)
Methodology differences:
Inventory/cost of sales	(54)	-	(54)
Postretirement benefit expense	(209)	-	(209)
Financing costs	35	-	35
Equity in profit of unconsolidated affiliated companies	(35)	(2)	(37)
Currency	18	-	18
Other methodology differences	(64)	35	(29)
Other	19	-	19

Total profit before taxes	$1,619	$377	$1,996

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

September 30, 2005:
Total accountable assets from business segments	$13,402	$26,002	$-	$39,404
Items not included in segment assets:
Cash and short-term investments	754	213	-	967
Intercompany receivables	715	47	(762)	-
Trade and other receivables	407	-	-	407
Investment in unconsolidated affiliated companies	402	-	(1)	401
Investment in Financial Products	3,202	-	(3,202)	-
Deferred income taxes and prepaids	2,625	104	(343)	2,386
Intangible assets and other assets	2,255	-	-	2,255
Service center assets	994	-	-	994
Liabilities included in segment assets	1,364	10	-	1,374
Inventory methodology differences	(2,336)	-	-	(2,336)
Other	79	(66)	-	13

Total assets	$23,863	$26,310	$(4,308)	$45,865

December 31, 2004:
Total accountable assets from business segments	$12,793	$24,450	$-	$37,243
Items not included in segment assets:
Cash and short-term investments	270	175	-	445
Intercompany receivables	443	18	(461)	-
Trade and other receivables	547	-	-	547
Investment in unconsolidated affiliated companies	367	-	(1)	366
Investment in Financial Products	3,012	-	(3,012)	-
Deferred income taxes and prepaids	2,477	92	(317)	2,252
Intangible assets and other assets	2,158	-	-	2,158
Service center assets	1,001	-	-	1,001
Liabilities included in segment assets	1,346	-	-	1,346
Inventory methodology differences	(2,235)	-	-	(2,235)
Other	90	(123)	5	(28)

Total assets	$22,269	$24,612	$(3,786)	$43,095

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A. Overview

Continuing to meet strong customer demand worldwide, we reported third-quarter sales and revenues of $8.977 billion and profit of $667 million, or $0.94 per share. Both sales and revenues and profit per share are the highest in the company’s history for a third quarter. Thanks to the hard work of our people around the world and the discipline of 6 Sigma, Team Caterpillar has again effectively responded to our customers’ needs. We met the challenges stemming from recent hurricanes with minimum disruption to our business and maximum responsiveness to the cleanup needs in the Gulf region and delivered the best third-quarter financial results in company history.

Sales and revenues of $8.977 billion were up $1.318 billion, or 17 percent, compared to $7.659 billion for the third quarter of 2004. The higher sales and revenues were driven by continued strong global demand and improved price realization. Profit of $667 million, or $0.94 a share, was up 34 percent compared to profit of $498 million in the third quarter of 2004. Machinery and Engines operating profit as a percent of sales increased substantially—7.9 percent in the third quarter of 2004 to 10.5 percent in the third quarter of 2005. The increase was the result of improved price realization, higher sales volume and effective management of our period cost structure, somewhat offset by continued pressure on variable manufacturing costs.

While we posted the best third quarter in our history, we still have opportunity to improve our operations. In particular, we have to work through capacity bottlenecks and need more focus on production processes to improve order fulfillment and supply chain efficiencies. To help move us faster along this path, we announced on October 14, 2005 a new division to drive improvements in our production processes and order fulfillment capability.

The outlook for 2005 has been revised from previously reported levels. Sales and revenues are now expected to be up about 20 percent from 2004, and the profit outlook has been adjusted to reflect an estimated profit range of $3.85 to $4.00 per share.

The previous outlook reflected sales and revenues up 18 to 20 percent and profit per share of $4.00 to $4.20.

The change in the profit outlook includes potential charges of approximately $100 million before tax that are likely to be incurred in the fourth quarter and an increase in the estimated annual tax rate to 30 percent. Potential charges of $100 million are related to changes in our dealer distribution software that are under consideration and a product portfolio change impacting telehandler products. About $20 million of the potential charges relate to telehandlers. On October 26, 2005, we signed definitive agreements to enter into a global alliance with JLG Industries, Inc. (JLG) that will transition the design and production of Cat-branded telehandlers from Caterpillar to JLG.

Sales and revenues in 2006 are expected to be up about 10 percent from 2005. The profit outlook for 2006 is an increase of 15 to 25 percent from 2005 from the middle of the profit range in the 2005 outlook.

The company is well-positioned for continued profitable growth, with selected increases in capacity, a comprehensive rollout of new products and strong growth in our service businesses. Further, we will intensify our focus on order fulfillment and cost management. Caterpillar is ready for the challenges ahead.

Note: Glossary of terms included on pages 36-37; first occurrence of terms shown in bold italics.

B. Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between 3rd Quarter 2004 (at left) and 3rd Quarter 2005 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for the third quarter of 2005 were $8.977 billion, up $1.318 billion or 17 percent from third quarter 2004. Machinery volume was up $572 million, Engines volume was up $118 million, price realization improved $503 million and currency had a positive impact on sales of $24 million, due primarily to a stronger Brazilian real compared with third quarter 2004. In addition, Financial Products revenues increased $101 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

3rd Quarter 2005
Machinery	$5,648	20%	$3,198	23%	$1,199	8%	$551	31%	$700	22%
Engines[1]	2,744	11%	1,299	18%	816	9%	287	34%	342	(18%)
Financial Products[2]	585	21%	412	20%	85	2%	39	56%	49	48%

	$8,977	17%	$4,909	22%	$2,100	8%	$877	33%	$1,091	7%

3rd Quarter 2004
Machinery	$4,699		$2,597		$1,106		$422		$574
Engines[1]	2,476		1,100		747		214		415
Financial Products[2]	484		343		83		25		33

	$7,659		$4,040		$1,936		$661		$1,022

(1) Does not include internal engine transfers of $451 million and $387 million in 2005 and 2004, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

(2) Does not include revenues earned from Machinery and Engines of $82 million and ($47) million in 2005 and 2004, respectively.

Machinery Sales

Machinery sales in third quarter 2005 were $5.648 billion, an increase of $949 million or 20 percent from third quarter 2004. Sales were a record for the third quarter and were only slightly below last quarter’s record high. Sales volume accounted for $572 million of the increase, price realization added $353 million and the remaining $24 million was due to currency. Sales gains benefited from a double-digit percentage increase in deliveries to end users, with all regions and most industries contributing to growth.

Dealer machine inventories rose during the third quarter of 2005, but the gain was less than in last year’s third quarter. Worldwide machine inventories, as measured in months of deliveries, were the same as a year earlier.

•
North America sales were up $601 million or 23 percent from third quarter 2004; sales volume increased $389 million and price realization added $212 million. Low mortgage interest rates and higher home prices pushed housing units under construction to the highest level since the early 1970s, and nonresidential construction benefited from record corporate profits. Higher output prices and increased production boosted mining.

•
EAME sales increased 8 percent or $93 million when compared to third quarter 2004. Improved price realization accounted for $65 million, sales volume added $26 million and the remaining $2 million came from the favorable impact of the stronger euro. Sales volume in Europe, where the economy was weak, declined slightly. Economies in Africa/Middle East (AME) and the Commonwealth of Independent States (CIS) benefited from higher commodity prices, particularly energy, and increased production of those commodities. Sales volume in both regions increased significantly.

•
Latin America sales rose $129 million or 31 percent from the same quarter last year—$85 million from increased volume, $28 million from improved price realization and the remaining $16 million from a stronger Brazilian real. The region benefited from low domestic interest rates, increased capital inflows and growth in both mining and construction. Sales increased rapidly in Brazil, Mexico and Venezuela, and in most applications throughout the region.

•
Asia/Pacific third-quarter sales were 22 percent or $126 million higher than last year—$72 million from higher volume, $48 million from improved price realization and the remaining $6 million due to currency. Fast economic growth in the region has boosted construction, and mining benefited from higher metals and coal prices. Sales in China continued to improve and were significantly above the year earlier quarter. Sales in Australia, where mining has boomed, also increased rapidly.

Engines Sales

Engine sales were $2.744 billion in third quarter 2005, up $268 million or 11 percent from the third quarter 2004. Price realization accounted for $150 million, and sales volume added $118 million.

Dealer engine inventory declined during the third quarter of 2005, compared to an increase in inventory during the third quarter of 2004. The decline during the third quarter of 2005 reduced the company’s third-quarter sales growth compared to a year ago. Months of inventory relative to deliveries declined in all regions compared to third quarter 2004, as deliveries increased in response to market demand.

•
North America sales were up 18 percent. Engine sales to the petroleum sector surged 57 percent, primarily from continued growth in demand for reciprocating engines as a result of higher energy prices as well as a strong increase in sales of turbines and turbine-related services driven by higher demand for gas production and transmission. Engine sales to the electric power sector were up 48 percent, with widespread increases in demand for generator sets to support business investments in standby power driven by healthy corporate profits. On-highway truck engine sales increased 3 percent, fueled by high freight demand and continued fleet replacements. Marine engine sales were up 56 percent with strong demand for workboat vessels to support petroleum production.

•
EAME sales increased about 9 percent. Electric power engine sales were up 16 percent with widespread strong demand for prime and standby generator sets. Engine sales into the marine sector were up 8 percent with ongoing demand for inland waterway and port support vessels. Petroleum engine sales dropped 18 percent, as decreased sales for gas transmission projects in Europe more than offset an increase in projects for offshore oil production in the AME region. Engine sales to the industrial sector decreased 2 percent, impacted by some Original Equipment Manufacturers’ (OEMs) vertical engine integration and reduced demand for agricultural equipment.

•
Latin America sales were up 34 percent. Petroleum engine sales increased 41 percent from increased sales of turbines and turbine-related services, primarily for Mexico offshore oil production projects. Electric power engine sales were up 27 percent, benefiting from increased investment in generator sets for electric reliability, communications applications and rental fleets.

•
Asia/Pacific sales were down 18 percent. Marine engine sales were up 38 percent due to continued shipbuilding growth supported by increased freight tonnage. Petroleum engine sales were up 20 percent, primarily due to growing demand for reciprocating engines to support production. Engine sales to the electric power sector dropped 46 percent, primarily due to reduced opportunity for load management generator sets in China, as improved electricity availability and demand management efforts reduced the demand for generator sets.

Financial Products Revenues

Financial Products revenues were $585 million, up $101 million or 21 percent from third quarter 2004. The increase was due primarily to a $61 million favorable impact from continued growth of earning assets and a $26 million impact of higher interest rates on new and existing finance receivables at Cat Financial.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between 3rd Quarter 2004 (at left) and 3rd Quarter 2005 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Third-quarter operating profit improved $277 million, or 42 percent over a year ago, driven by higher price realization and sales volume.

Partially offsetting the favorable items were $303 million in higher core operating costs, $71 million of higher retirement benefits and a $25 million unfavorable impact of currency on operating profit. Manufacturing costs represented $236 million of the total increase in core operating costs. Approximately 60 percent of the manufacturing cost increase was attributable to variable cost increases - about half of which is material and the remainder due to volume-related inefficiencies and increased freight and expediting costs. The other 40 percent of the increase in manufacturing costs was the result of a 10 percent, or approximately $90 million, increase in period manufacturing costs to support a 17 percent increase in Machinery and Engines sales volume.

Non-manufacturing related core operating costs were up $67 million—a result of higher Research and Development (R&D) and Selling, General and Administrative (SG&A) expenses to support product programs and the growth in volume. As a percent of sales, the total of SG&A and R&D expenses were lower than in the third quarter of 2004.

Operating Profit by Principal Line of Business
(Millions of dollars)	3rd Quarter 2004	3rd Quarter 2005	Change $	Change %

Machinery[1]	$411	$615	$204	50%
Engines[1]	155	265	110	71%
Financial Products	132	123	(9)	(7%	)
Consolidating Adjustments	(35)	(63)	(28)

Consolidated Operating Profit	$663	$940	$277	42%

(1) Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

•
Machinery operating profit of $615 million was up $204 million, or 50 percent, from third quarter 2004. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs and higher retirement benefits.

•
Engines operating profit of $265 million was up $110 million, or 71 percent, from third quarter 2004. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs and higher retirement benefits.

•
Financial Products operating profit of $123 million was down $9 million, or 7 percent, from third quarter 2004. Cat Insurance experienced a $15 million decrease primarily due to less favorable reserve adjustments in 2005 than in 2004. In addition, there was a $12 million increase in operating expenses primarily related to growth, a $7 million write-down of a marine-related asset, and a $7 million write-off of investment-related income, partially offset by a $36 million favorable impact from the growth in earning assets at Cat Financial.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three months ended September 30,
(Millions of Dollars)	2005	2004

North America Geographic Region	$4,497	$3,697
Engine sales included in the Power Products segment	(1,299)	(1,100)
Company owned dealer sales included in the All Other segment	(216)	(137)
Other*	(147)	(171)

North America Marketing external sales	$2,835	$2,289

EAME Geographic Region	$2,015	$1,853
Power Products sales not included in the EAME Marketing segment	(729)	(735)
Other*	(226)	(171)

EAME Marketing external sales	$1,060	$947

Latin America Geographic Region	$838	$636
Power Products sales not included in the Latin America Marketing segment	(269)	(211)
Other*	25	59

Latin America Marketing external sales	$594	$484

Asia/Pacific Geographic Region	$1,042	$989
Power Products sales not included in the Asia/Pacific Marketing segment	(282)	(294)
Other*	(159)	(211)

Asia/Pacific Marketing external sales	$601	$484

* Mostly represents external sales of Construction and Mining Products and All Other segments.

OTHER PROFIT/LOSS ITEMS

•
Other income/expense was income of $80 million compared with income of $60 million in third quarter 2004. The improvement was due to higher interest income and the absence of a number of expense items incurred during the third quarter of 2004 that were individually not significant.

•
The provision for income taxes in the third quarter reflects an estimated annual tax rate of 30 percent as compared to a 27 percent rate in 2004. The increase is primarily due to a reduction in our estimated Extraterritorial Income Exclusion (ETI) benefits, partially attributable to the impact of American Jobs Creation Act (AJCA) permitting only 80 percent of ETI benefits in 2005, and also to a change in our geographic mix of profits. Our estimated annual tax rate excludes the $11 million discrete charge recorded in the second quarter for our repatriation plans including the impact of the AJCA.

The third quarter 2005 provision for income taxes includes an unfavorable adjustment of $18 million related to the first six months of 2005 resulting from an increase in the estimated annual tax rate from 29 to 30 percent. The change in the estimated rate was primarily from changes in our estimated tax benefits from ETI.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2004

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2004 (at left) and nine months ended September 30, 2005 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for the nine months ended September 30, 2005 were $26.676 billion, up $4.954 billion or 23 percent from the nine months ended September 30, 2004. Machinery volume was up $2.350 billion, price realization improved $1.223 billion, Engines volume was up $902 million, Financial Products revenues increased $266 million and currency had a positive impact on sales of $213 million, due primarily to a stronger euro compared with the nine months ended September 30, 2004.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

Nine months ended September 30, 2005
Machinery	$17,074	25%	$9,447	25%	$3,984	23%	$1,517	43%	$2,126	16%
Engines[1]	7,891	20%	3,725	25%	2,508	23%	695	19%	963	(3%)
Financial Products[2]	1,711	18%	1,212	19%	256	2%	105	25%	138	52%

	$26,676	23%	$14,384	25%	$6,748	22%	$2,317	34%	$3,227	10%

Nine months ended September 30, 2004
Machinery	$13,687		$7,554		$3,232		$1,063		$1,838
Engines[1]	6,590		2,971		2,039		586		994
Financial Products[2]	1,445		1,020		250		84		91

	$21,722		$11,545		$5,521		$1,733		$2,923

(1) Does not include internal engine transfers of $1,607 million and $1,318 million in 2005 and 2004, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.

(2) Does not include revenues earned from Machinery and Engines of $224 million and $142 million in 2005 and 2004, respectively.

Machinery Sales

Machinery sales were $17.074 billion for the nine months ended September 30, 2005, an increase of $3.387 billion or 25 percent from the nine months ended September 30, 2004. Sales through the first nine months were a record. Sales volume accounted for $2.350 billion of the increase, price realization added $887 million and the remaining $150 million was due to currency. Low interest rates and good profits encouraged businesses in many countries to increase capital expenditures. As a result, dealers increased deliveries to end users in all regions and in all industries. Dealers also increased inventories to support higher deliveries: however, worldwide machine inventories on September 30, 2005, as measured in months of deliveries, were the same as a year earlier.

•
North America sales were up $1.893 billion or 25 percent; sales volume increased $1.369 billion and improved price realization added $524 million. Sales benefited from a continued increase in housing construction, a further recovery in nonresidential construction and gains in many commodity prices. Dealer deliveries into all industries increased from the first nine months of 2004, generally by double-digit percentage increases.

•
EAME sales increased 23 percent or $752 million when compared to the nine months ended September 30, 2004. Sales volume accounted for $471 million, improved price realization added $182 million and the remaining $99 million came from the favorable impact of the stronger euro. In Europe, low interest rates and rising profits encouraged businesses to increase capital spending and sales volume increased slightly. Volume increased much faster in both Africa/Middle East and the CIS, the result of healthy economic growth and high commodity prices.

•
Latin America sales rose $454 million or 43 percent from the nine months ended September 30, 2004—$337 million from increased volume, $85 million from improved price realization and the remaining $32 million from a stronger Brazilian real. The regional economy continued to recover, with good growth in both mining and construction. Brazil, Mexico, Venezuela and Peru, all with sales volume up by more than a third, accounted for a significant part of the growth.

•
Asia/Pacific sales for the first nine months of 2005 were 16 percent or $288 million higher than the year earlier period -- $173 million from volume, $96 million from improved price realization and the remaining $19 million from currency. Sales in China declined because first half results were still impacted by government actions to slow construction last year. The decline in China was more than offset by significant gains in Australia, Indonesia and India, where mining boomed.

Engines Sales

Engine sales were $7.891 billion in the nine months ended September 30, 2005, up $1.301 billion or 20 percent from the nine months ended September 30, 2004. Sales volume accounted for $902 million of the increase, price realization added $336 million and the remaining $63 million was due to currency.

Dealer engine inventory increased during the nine months ended September for both 2004 and 2005. The 2005 increase was less than the 2004 increase, which reduced the company’s year to date sales growth compared to a year ago. Months of inventory relative to deliveries declined in all regions compared to year to date 2004, as deliveries increased in response to market demand.

•
North America sales were up 25 percent. Engine sales to the on-highway truck sector grew 18 percent, as the industry continued to grow capacity in response to strong freight demand, healthy carrier profits and replacements from relatively high fleet age. Engine sales to the petroleum sector surged 59 percent, primarily from continued growth in demand for reciprocating engines as a result of higher energy prices as well as a strong increase in sales of turbines and turbine-related services driven by higher demand for gas production and transmission. Electric power engine sales were up 21 percent, with widespread increases in demand for generator sets to support business investments in standby power, partially offset by reduced sales of turbines and turbine related services for power plants. Marine engine sales were up 33 percent with strong demand for workboat vessels to support petroleum production.

•
EAME sales increased about 23 percent. Electric power engine sales were up 46 percent with widespread strong demand for prime and standby generator sets, and incremental sales from the acquisition of Turbomach. Engine sales into the marine sector were up 35 percent with ongoing demand for inland waterway and port support vessels. Industrial engine sales increased 14 percent with widespread demand for various types of Original Equipment Manufacturers (OEMs) equipment. Petroleum engine sales dropped 24 percent, as decreased sales for gas transmission projects in Europe more than offset an increase in projects for offshore oil production in the AME region.

•
Latin America sales were up 19 percent. Petroleum engine sales increased 23 percent from increased sales of turbines and turbine-related services, primarily for Mexico offshore oil production projects and investments in production capacity. Electric power engine sales were up 20 percent, benefiting from increased investment in generator sets for electric reliability, communications applications and rental fleets.

•
Asia/Pacific sales were down 3 percent. Marine engine sales were up 39 percent due to continued shipbuilding growth supported by increased freight tonnage, as well as increased demand for workboats and pleasure craft. Petroleum engine sales were up 11 percent, due to growing demand for reciprocating engines, turbines and turbine related services to support exploration and production. Engine sales to the electric power sector dropped 20 percent, primarily due to reduced opportunity for load management generator sets in China, as improved electricity availability and demand management efforts reduced the demand for generator sets.

Financial Products Revenues

Financial Products revenues were $1.711 billion, up $266 million or 18 percent from the nine months ended September 30, 2004. The increase was due primarily to a $169 million favorable impact from continued growth of Earning Assets and a $55 million impact of higher interest rates on new and existing finance receivables at Cat Financial.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2004 (at left) and nine months ended September 30, 2005 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Higher sales and revenues in almost all regions and industries resulted in a favorable operating profit impact of $716 million, or 36 percent compared to the first nine months of 2004. This increase was driven by higher price realization of $1.223 billion and higher sales volume of $1.084 billion. In addition, Financial Products contributed $32 million to the increase in operating profit.

Partially offsetting the favorable items were $1.268 billion in higher core operating costs, $180 million of higher retirement benefits and a $94 million unfavorable impact of currency on operating profit. Manufacturing costs represented $1.071 billion of the total increase in core operating costs. Roughly 70 percent of the manufacturing cost increase was attributable to variable cost increases - approximately three-fourths of which resulted from higher material costs (primarily steel) with the remainder related to supply chain inefficiencies. The remaining 30 percent of the increase in manufacturing costs was the result of a 12 percent, or approximately $320 million, increase in period manufacturing costs to support a 26 percent increase in Machinery and Engines sales. Non-manufacturing related core operating costs were up $197 million - a result of higher Selling, General and Administrative (SG&A) and Research and Development (R&D) expenses to support the growth in volume and product programs. As a percent of sales, the total of SG&A and R&D expenses were lower than the nine months ended September 30, 2004.

Operating Profit by Principal Line of Business
(Millions of dollars)	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Change $	Change %

Machinery[1]	$1,390	$1,787	$397	29%
Engines[1]	345	713	368	107%
Financial Products	357	389	32	9%
Consolidating Adjustments	(91)	(172)	(81)

Consolidated Operating Profit	$2,001	$2,717	$716	36%

(1) Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

•
Machinery operating profit of $1.787 billion was up $397 million, or 29 percent, from the nine months ended September 30, 2004. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs, higher retirement benefits and the unfavorable impact of currency.

•
Engines operating profit of $713 million was up $368 million, or 107 percent, from the nine months ended September 30, 2004. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs, higher retirement benefits and the unfavorable impact of currency.

•
Financial Products operating profit of $389 million was up $32 million, or 9 percent, from the nine months ended September 30, 2004. The increase was primarily due to a $100 million impact from the growth of earning assets and a $13 million impact of a lower provision for credit losses due to improved portfolio health at Cat Financial. These favorable items were partially offset by a $34 million increase in operating expenses primarily related to portfolio growth, a $16 million impact of lower interest spreads, and a $7 million write-down of a marine related asset at Cat Financial and a decrease of $22 million at Cat Insurance primarily due to less favorable reserve adjustments in 2005 than in 2004.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Nine months ended September 30,
(Millions of Dollars)	2005	2004

North America Geographic Region	$13,172	$10,525
Engine sales included in the Power Products segment	(3,725)	(2,971)
Company owned dealer sales included in the All Other segment	(624)	(393)
Other*	(421)	(439)

North America Marketing external sales	$8,402	$6,722

EAME Geographic Region	$6,492	$5,271
Power Products sales not included in the EAME Marketing segment	(2,308)	(1,981)
Other*	(807)	(488)

EAME Marketing external sales	$3,377	$2,802

Latin America Geographic Region	$2,212	$1,649
Power Products sales not included in the Latin America Marketing segment	(648)	(560)
Other*	115	138

Latin America Marketing external sales	$1,679	$1,227

Asia/Pacific Geographic Region	$3,089	$2,832
Power Products sales not included in the Asia/Pacific Marketing segment	(719)	(684)
Other*	(522)	(566)

Asia/Pacific Marketing external sales	$1,848	$1,582

* Mostly represents external sales of Construction and Mining Products and All Other segments.

OTHER PROFIT/LOSS ITEMS

•
Other income/expense was income of $278 million compared with income of $171 million in the nine months ended September 30, 2004. The improvement was primarily due to the favorable impact of currency gains of $74 million and higher interest income of $10 million.

•
The provision for income taxes in the third quarter reflects an estimated annual tax rate of 30 percent, excluding the discrete items discussed below, and compares to a 27 percent rate in 2004. The increase is primarily due to a reduction in our estimated Extraterritorial Income Exclusion (ETI) benefits partially attributable to the impact of American Jobs Creation Act (AJCA) permitting only 80 percent of ETI benefits in 2005 and also to a change in our geographic mix of profits.

In the second quarter, we completed our evaluation of the repatriation provisions of the American Jobs Creation Act and recognized an income tax charge of $49 million under the provisions of the Act. We expect to repatriate earnings of approximately $1.4 billion in 2005, which includes $500 million subject to the preferential tax treatment allowed by the Act. In connection with our current repatriation plan, we have changed our intention of repatriating earnings of a few selected non-U.S. subsidiaries and have recognized an income tax benefit of $38 million. The net impact of these items was an $11 million discrete charge to our second quarter provision for income taxes.

•
The equity in profit/loss of unconsolidated affiliated companies favorably impacted profit by $24 million over the nine months ended September 30, 2004, primarily driven by increased profitability at Shin Caterpillar Mitsubishi Ltd. (SCM).

GLOSSARY OF TERMS

1.	Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.

2.	Core Operating Costs - Machinery and Engines variable manufacturing cost change adjusted for volume and change in period costs. Excludes the impact of currency and retirement benefits.

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

9.
Machinery - A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery-track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telescopic handlers, skid steer loaders and related parts. Also includes logistics services for other companies.

10.
Machinery and Engines - Due to the highly integrated nature of operations, represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

11.
Manufacturing Costs - Represents our cost of goods sold. Comprised of variable costs adjusted for volume and period manufacturing costs. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines, and supplies that are consumed in the manufacturing process. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machine and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management. Excludes the impact of currency and retirement benefits.

12.	Period Costs - Comprised of Machinery and Engines period manufacturing costs, SG&A expense, R&D expense and other operating costs. Excludes the impact of currency and retirement benefits.

13.	Price Realization - The impact of net price changes excluding currency.

14.	Retirement Benefits - Cost of defined benefit pension plans, defined contribution plans and retirement healthcare and life insurance.

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

16.
6 Sigma - On a technical level, 6 Sigma represents a measure of variation that achieves 3.4 defects per million opportunities. At Caterpillar, 6 Sigma represents a much broader cultural philosophy to drive continuous improvement throughout the value chain. It is a fact-based, data-driven methodology that we are using to improve processes, enhance quality, cut costs, grow our business and deliver greater value to our customers through Black Belt-led project teams. At Caterpillar, 6 Sigma goes beyond mere process improvement—it has become the way we work as teams to process business information, solve problems and manage our business successfully.

C. Liquidity & Capital Resources

Sources of funds
We generate our capital resources primarily through operations and, in 2004, through collections of certificated retained interests in trade receivables. Collections of certificated retained interests took place when Cat Financial collected cash on their portion of the securitized trade receivables they had placed in a trust. We have not had collections of certificated retained interests in trade receivables in 2005 because the trust did not meet the criteria for a qualifying special purpose entity (QSPE). From September 2004 through May 2005 we consolidated the trust and included the assets and related cash flows in “Receivables - trade and other” in the Consolidated Statement of Financial Position and the Consolidated Statement of Cash Flow, respectively. In June 2005, the trust was terminated and $240 million of receivables held by the trust were transferred back to Cat Financial, who then transferred an undivided interest in the $240 million of receivables to conduit purchasers. In accordance with Statement of Financial Accounting Standard No. 140 (SFAS 140), “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,“ the latter transfer was accounted for as a sale.

Through the third quarter of 2005, operating cash flow was $2.13 billion. Through the third quarter of 2004, operating cash flow was negative $5.08 billion, and collections of certificated retained interests in trade receivables were $5.72 billion totaling $645 million. The increase from $645 million through the third quarter of 2004 to $2.13 billion through the third quarter of 2005 is primarily the result of higher profitability and lower working capital requirements. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 52.

Total debt as of September 30, 2005, was $25.03 billion, an increase of $1.51 billion from year-end 2004. Debt related to Machinery and Engines increased $481 million, primarily to support the stock repurchase program and the payment of dividends. On September 13, 2005, $116 million of 9.375 percent debentures due in 2021 and $118 million of 8.00 percent debentures due in 2023 were exchanged for $307 million of 5.30 percent debentures due in 2035 and $23 million of cash. Debt related to Financial Products increased $1.03 billion due to growth at Cat Financial. We have three global credit facilities with a syndicate of banks totaling $5.75 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at September 30, 2005 was $5.15 billion. A five-year facility of $1.63 billion expires in September 2010, and a five-year facility of $2.5 billion with four years remaining expires in September 2009. The 364-day facility of $1.63 billion expires in September 2006. The facility expiring in September 2006 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2006 that would mature in September 2007. As part of the 2005 global credit facilities renewal, Cat Financial's year-end leverage covenant has been increased to 8.5:1, from the previous level of 8:1, which aligns it with the 8.5:1 six-month moving average leverage covenant. Our total credit commitments as of September 30, 2005 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products

Credit lines available:
Global credit facility	$5,750	$600	$5,150
Other external	2,210	864	1,346

Total credit lines available	7,960	1,464	6,496
Less: Global credit facility supporting commercial paper	5,174	500	4,674
Less: Utilized credit	720	104	616

Available credit	$2,066	$860	$1,206

We also generate funding through the securitization and sale of receivables/leases where the investors and/or the securitization trusts have limited or no recourse to Caterpillar or Cat Financial. During the first nine months of 2005 Cat Financial received $850 million in net proceeds from a public securitization of retail installment sale contracts and finance leases, which included cash proceeds and retained interests.

We do not generate material funding through structured finance transactions.

Machinery and Engines
Net cash provided by operating activities was $1.94 billion compared with $758 million for the same period a year ago. The favorable change is due to higher profit and lower working capital requirements, primarily inventory.

Pursuant to the share repurchase program authorized by the Board of Directors in October 2003, $1.04 billion was spent to purchase 22.1 million shares through the third quarter of 2005. There were 680 million shares outstanding at the end of September 30, 2005. The goal of the share repurchase program, which expires in October 2008, is to reduce the company’s outstanding shares to 640 million.

Capital expenditures, excluding equipment leased to others, during the nine months ended September 30, 2005 were $677 million, an increase of $217 million from the same period a year ago. The increase is a result of increased spending to support growth and new product introductions.

Financial Products
Operating cash flow was $782 million through the third quarter 2005, compared with $796 million for the same period a year ago. Cash used to purchase equipment leased to others was $965 million through the third quarter of 2005, an increase of $140 million from the same period a year ago. In addition, net cash used for finance receivables and retained interests in securitized assets was $2.13 billion through the third quarter of 2005, compared to $2.07 billion through the third quarter of 2004.

Financial Products total borrowings were $20.79 billion at September 30, 2005, an increase of $1.03 billion from December 31, 2004 due to financing a higher amount of assets. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At September 30, 2005, finance receivables past due over 30 days were 1.65 percent, compared with 2.18 percent at the end of September 30, 2004. The allowance for credit losses was 1.37 percent of finance receivables, net of unearned income, at September 30, 2005, compared to 1.40 percent at September 30, 2004. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $22 million and $47 million for the nine months ended September 30, 2005 and 2004, respectively.

2004 Cash Flow Reclassification
In the fourth quarter of 2004, we changed how we classify cash flows related to trade receivables securitized through Cat Financial and wholesale inventory receivables financed by Cat Financial. Amounts reported in our Consolidated Statement of Cash Flow for the nine months ended September 30, 2004 have been reclassified to conform to this presentation. These reclassifications had no impact on the “Increase in Cash and Short-term Investments” on the Consolidated Statement of Cash Flow.

Consolidated cash flow for the nine months ended September 30, 2004 has been reclassified as follows:

	Nine Months Ended September 30, 2004
(Millions of dollars)	Previous Classification[1]	Change	As Reclassified

Consolidated Statement of Cash Flow
Receivables - trade and other	$(461)	$(6,649)	$(7,110)
Net cash provided by (used for) operating activities	1,535	(6,612)	(5,077)
Additions to finance receivables	(16,493)	10,070	(6,423)
Collections of finance receivables	13,010	(8,393)	4,617
Proceeds from sale of finance receivables	1,434	(787)	647
Collections of retained interests in securitized trade receivables	-	5,722	5,722
Net cash provided by (used for) investing activities	(3,341)	6,612	3,271

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

EMPLOYMENT

At the end of the third quarter, worldwide employment was 83,899 compared with 75,530 one year ago. The increase was primarily due to about 4,300 hourly labor additions to support higher volume and the conversion of about 2,000 supplemental employees to full-time employment.

OTHER MATTERS

Environmental and Legal Matters
The company is regulated by federal, state, and international environmental laws governing our use of substances and control of emissions in all our operations. Compliance with these existing laws has not had a material impact on our capital expenditures or earnings.

We are cleaning up hazardous waste at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay cleanup costs at a site and those costs can be estimated, the costs are charged against our earnings. In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies and others.

The amount recorded for environmental cleanup is not material and is included in "Accrued expenses" in the Consolidated Statement of Financial Position. If a range of liability estimates is available on a particular site, we accrue at the lower end of that range. We cannot estimate costs on sites in the very early stages of cleanup. Currently, we have several sites in the very early stages of cleanup, and there is no more than a remote chance that a material amount for cleanup will be required.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues and intellectual property rights. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity or results of operations.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges, among other things, that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of September 30, 2005, the net past due receivable from Navistar regarding the foregoing and included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. As of September 30, 2005, the net past due receivables for the foregoing, included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On September 30, 2005, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois. The lawsuit states that it arises out of the May 31, 1988 Purchase Agreement described above. The Complaint alleges, among other things, that Caterpillar procured the May 31, 1988 Purchase Agreement by fraudulently misrepresenting or concealing information related to the business of selling fuel injectors to International, and that Caterpillar breached the Purchase Agreement. International’s Complaint does not specify the amount of damages being sought. Caterpillar intends to defend itself vigorously in this case.

On May 7, 2002, International commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet ("term sheet") (the “first lawsuit”). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003 the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005 International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the “second lawsuit”). The second lawsuit contained allegations similar to the allegations contained in the first lawsuit. International also alleged in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005 International voluntarily dismissed its complaint in the first lawsuit. The second lawsuit has been consolidated with Caterpillar’s counterclaims from the first lawsuit. No trial date is currently scheduled for this case, which is not related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois.

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

During the second quarter of 2005, the Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation (FSC) commissions, foreign tax credit calculations and R&D credits. We disagree with these proposed adjustments and intend to vigorously dispute this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

E. Retirement Benefits

We recognized pension expense of $90 million and $276 million for the three and nine months ended September 30, 2005, as compared to $63 million and $204 million for the three months and nine months ended September 30, 2004. The increase in expense was primarily a result of both the amortization of actuarial losses resulting from a declining discount rate and plan changes from the new UAW labor agreement (discussed below), partially offset by the impact of expected asset returns on plan assets. SFAS 87, “Employers’ Accounting for Pensions” requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation. This increase is amortized into earnings as an actuarial loss. SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are amortized into earnings as actuarial gains and losses. At the end of 2004, unrecognized actuarial losses related to pension were $3.28 billion. The majority of the unrecognized actuarial losses are due to declining discount rates in recent years.

Other postretirement benefit expense was $86 million and $267 million for the three and nine months ended September 30, 2005, as compared to $61 million and $193 million for the three and nine months ended September 30, 2004. The increase in expense is primarily the result of plan changes from the new UAW labor agreement, the amortization of actuarial losses resulting from an increase in expected health care inflation and a declining discount rate, partially offset by changes to the U.S. salaried and management other postretirement benefit plan (discussed below). Unrecognized actuarial losses for other postretirement benefit plans were $1.23 billion at the end of 2004. These losses reflect a declining discount rate, an increase in expected health care inflation and higher than expected benefit costs.

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

SFAS 87 requires the recognition of an Additional Minimum Liability if the market value of plan assets is less than the accumulated benefit obligation as of the measurement date. Due to the continued decline in the discount rate, the funded status of our pension plans has declined during 2005. Based on quarter-end plan asset values and assumed discount rate, we would be required to increase the Additional Minimum Liability by approximately $1.5 billion at December 31, 2005, which would include an offset of the $1.0 billion prepaid asset position of certain U.S. plans. This would result in a decrease in Accumulated Other Comprehensive Income (a component of Shareholders’ Equity on the Consolidated Statement of Financial Position) of approximately $1.0 billion after-tax. Final determination of this potential adjustment will not be known until the measurement date, which is November 30, 2005. The adjustment amount is dependent on several factors including our assumed discount rate, actual returns on our pension plan assets, company contributions and benefit plan changes. The company has adequate liquidity resources to fund plans, as it deems necessary.

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

We have no ERISA funding requirements in 2005 and do not expect to make any significant contributions to our U.S. pension plans this year. Contributions were made to non-U.S. pension plans during the three and nine months ended September 30, 2005 of $280 million and $370 million, respectively, and we do not anticipate significant additional contributions during the year. Also during 2005, a $200 million cash contribution was made to one of our other postretirement benefit plans, in addition to our funding of ongoing cash benefit payments of approximately $360 million. We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

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

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$8,392	$8,392	$-	$-
Revenues of Financial Products	585	-	667	(82)	[2]

Total sales and revenues	8,977	8,392	667	(82)

Operating costs:
Cost of goods sold	6,547	6,547	-	-
Selling, general and administrative expenses	775	676	110	(11)	[3]
Research and development expenses	285	285	-	-
Interest expense of Financial Products	197	-	203	(6)	[4]
Other operating expenses	233	4	231	(2)	[3]

Total operating costs	8,037	7,512	544	(19)

Operating profit	940	880	123	(63)

Interest expense excluding Financial Products	68	69	-	(1)	[4]
Other income (expense)	80	1	17	62	[5]

Consolidated profit before taxes	952	812	140	-

Provision for income taxes	303	256	47	-

Profit of consolidated companies	649	556	93	-

Equity in profit (loss) of unconsolidated affiliated companies	18	16	2	-
Equity in profit of Financial Products' subsidiaries	-	95	-	(95)	[6]

Profit	$667	$667	$95	$(95)

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
(6) Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$7,175	$7,175	$-	$-
Revenues of Financial Products	484	-	437	47	[2]

Total sales and revenues	7,659	7,175	437	47

Operating costs:
Cost of goods sold	5,745	5,745	-	-
Selling, general and administrative expenses	701	622	98	(19)	[3]
Research and development expenses	240	240	-	-
Interest expense of Financial Products	130	-	133	(3)	[4]
Other operating expenses	180	2	74	104	[3]

Total operating costs	6,996	6,609	305	82

Operating profit	663	566	132	(35)

Interest expense excluding Financial Products	60	62	-	(2)	[4]
Other income (expense)	60	15	12	33	[5]

Consolidated profit before taxes	663	519	144	-

Provision for income taxes	182	141	41	-

Profit of consolidated companies	481	378	103	-

Equity in profit (loss) of unconsolidated affiliated companies	17	17	-	-
Equity in profit of Financial Products' subsidiaries	-	103	-	(103)	[6]

Profit	$498	$498	$103	$(103)

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
(6) Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$24,965	$24,965	$-	$-
Revenues of Financial Products	1,711	-	1,935	(224)	[2]

Total sales and revenues	26,676	24,965	1,935	(224)

Operating costs:
Cost of goods sold	19,652	19,652	-	-
Selling, general and administrative expenses	2,308	2,013	328	(33)	[3]
Research and development expenses	794	794	-	-
Interest expense of Financial Products	551	-	565	(14)	[4]
Other operating expenses	654	6	653	(5)	[3]

Total operating costs	23,959	22,465	1,546	(52)

Operating profit	2,717	2,500	389	(172)

Interest expense excluding Financial Products	198	202	-	(4)	[4]
Other income (expense)	278	76	34	168	[5]

Consolidated profit before taxes	2,797	2,374	423	-

Provision for income taxes	850	704	146	-

Profit of consolidated companies	1,947	1,670	277	-

Equity in profit (loss) of unconsolidated affiliated companies	61	54	7	-
Equity in profit of Financial Products' subsidiaries	-	284	-	(284)	[6]

Profit	$2,008	$2,008	$284	$(284)

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
(6) Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$20,277	$20,277	$-	$-
Revenues of Financial Products	1,445	-	1,587	(142)	[2]

Total sales and revenues	21,722	20,277	1,587	(142)

Operating costs:
Cost of goods sold	16,009	16,009	-	-
Selling, general and administrative expenses	2,118	1,846	315	(43)	[3]
Research and development expenses	685	685	-	-
Interest expense of Financial Products	370	-	378	(8)	[4]
Other operating expenses	539	2	537	-

Total operating costs	19,721	18,542	1,230	(51)

Operating profit	2,001	1,735	357	(91)

Interest expense excluding Financial Products	176	180	-	(4)	[4]
Other income (expense)	171	64	20	87	[5]

Consolidated profit before taxes	1,996	1,619	377	-

Provision for income taxes	549	428	121	-

Profit of consolidated companies	1,447	1,191	256	-

Equity in profit (loss) of unconsolidated affiliated companies	37	35	2	-
Equity in profit of Financial Products' subsidiaries	-	258	-	(258)	[6]

Profit	$1,484	$1,484	$258	$(258)

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
(6) Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At September 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets:
Current assets:
Cash and short-term investments	$967	$754	$213	$-
Receivables - trade and other	7,319	3,054	427	3,838	[2,3]
Receivables - finance	5,725	-	10,290	(4,565)	[3]
Deferred and refundable income taxes	581	514	67	-
Prepaid expenses	1,301	1,283	24	(6)	[4]
Inventories	5,469	5,469	-	-

Total current assets	21,362	11,074	11,021	(733)

Property, plant and equipment - net	7,817	4,861	2,956	-
Long-term receivables - trade and other	893	265	36	592	[2,3]
Long-term receivables - finance	10,336	-	10,963	(627)	[3]
Investments in unconsolidated affiliated companies	563	520	44	(1)	[5]
Investments in Financial Products subsidiaries	-	3,202	-	(3,202)	[6]
Deferred income taxes	707	1,007	37	(337)	[7]
Intangible assets	462	455	7	-
Goodwill	1,451	1,451	-	-
Other assets	2,274	1,028	1,246	-

Total assets	$45,865	$23,863	$26,310	$(4,308)

Liabilities
Current liabilities:
Short-term borrowings	5,964	603	5,971	(610)	[8]
Accounts payable	3,425	3,310	232	(117)	[9]
Accrued expenses	2,508	1,555	959	(6)	[10]
Accrued wages, salaries and employee benefits	1,735	1,721	14	-
Customer advances	554	554	-	-
Dividends payable	-	-	-	-
Deferred and current income taxes payable	583	476	115	(8)	[7]
Long-term debt due within one year	4,084	234	3,850	-

Total current liabilities	18,853	8,453	11,141	(741)
Long-term debt due after one year	14,984	3,441	11,578	(35)	[8]
Liability for postemployment benefits	2,827	2,827	-	-
Deferred income taxes and other liabilities	809	750	389	(330)	[7]

Total liabilities	37,473	15,471	23,108	(1,106)

Stockholders' equity
Common stock	1,821	1,821	888	(888)	[6]
Treasury stock	(4,039)	(4,039)	-	-
Profit employed in the business	11,298	11,298	2,108	(2,108)	[6]
Accumulated other comprehensive income	(688)	(688)	206	(206)	[6]

Total stockholders' equity	8,392	8,392	3,202	(3,202)

Total liabilities and stockholders' equity	$45,865	$23,863	$26,310	$(4,308)

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
(7) Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
(8) Elimination of debt between Machinery and Engines and Financial Products.
(9) Elimination of payables between Machinery and Engines and Financial Products.
(10) Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets:
Current assets:
Cash and short-term investments	$445	$270	$175	$-
Receivables - trade and other	7,463	3,276	465	3,722	[2,3]
Receivables - finance	5,182	-	9,325	(4,143)	[3]
Deferred and refundable income taxes	398	333	65	-
Prepaid expenses	1,369	1,367	16	(14)	[4]
Inventories	4,675	4,675	-	-

Total current assets	19,532	9,921	10,046	(435)

Property, plant and equipment - net	7,682	4,820	2,862	-
Long-term receivables - trade and other	764	255	37	472	[2,3]
Long-term receivables - finance	9,903	-	10,410	(507)	[3]
Investments in unconsolidated affiliated companies	517	479	39	(1)	[5]
Investments in Financial Products subsidiaries	-	3,012	-	(3,012)	[6]
Deferred income taxes	674	950	27	(303)	[7]
Intangible assets	315	307	8	-
Goodwill	1,450	1,450	-	-
Other assets	2,258	1,075	1,183	-

Total assets	$43,095	$22,269	$24,612	$(3,786)

Liabilities
Current liabilities:
Short-term borrowings	4,157	93	4,396	(332)	[8]
Accounts payable	3,580	3,459	205	(84)	[9]
Accrued expenses	2,261	1,426	855	(20)	[10]
Accrued wages, salaries and employee benefits	1,730	1,716	14	-
Customer advances	447	447	-	-
Dividends payable	141	141	-	-
Deferred and current income taxes payable	259	212	47	-
Long-term debt due within one year	3,531	6	3,525	-

Total current liabilities	16,106	7,500	9,042	(436)
Long-term debt due after one year	15,837	3,697	12,175	(35)	[8]
Liability for postemployment benefits	2,986	2,986	-	-
Deferred income taxes and other liabilities	699	619	383	(303)	[7]

Total liabilities	35,628	14,802	21,600	(774)

Stockholders' equity
Common stock	1,231	1,231	888	(888)	[6]
Treasury stock	(3,277)	(3,277)	-	-
Profit employed in the business	9,937	9,937	1,824	(1,824)	[6]
Accumulated other comprehensive income	(424)	(424)	300	(300)	[6]

Total stockholders' equity	7,467	7,467	3,012	(3,012)

Total liabilities and stockholders' equity	$43,095	$22,269	$24,612	$(3,786)

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
(8) Elimination of debt between Machinery and Engines and Financial Products.
(9) Elimination of payables between Machinery and Engines and Financial Products.
(10) Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For the Nine Months Ended September 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$2,008	$2,008	$284	$(284)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,113	633	480	-
Undistributed profit of Financial Products	-	(284)	-	284	[3]
Other	(89)	(150)	(141)	202	[4]
Changes in assets and liabilities:
Receivables - trade and other	(521)	248	10	(779)	[4,5]
Inventories	(794)	(794)	-	-
Accounts payable and accrued expenses	313	207	114	(8)	[4]
Other assets- net	69	100	(23)	(8)	[4]
Other liabilities - net	31	(26)	58	(1)	[4]

Net cash provided by (used for) operating activities	2,130	1,942	782	(594)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(709)	(677)	(32)	-
Expenditures for equipment leased to others	(965)	-	(965)	-
Proceeds from disposals of property, plant and equipment	447	31	416	-
Additions to finance receivables	(7,310)	-	(24,898)	17,588	[5]
Collection of finance receivables	4,889	-	21,589	(16,700)	[5]
Proceeds from the sale of finance receivables	916	-	1,178	(262)	[5]
Net intercompany borrowings	-	(315)	(11)	326	[6]
Investments and acquisitions (net of cash acquired)	(12)	(12)	-	-
Other - net	80	(7)	87	-

Net cash provided by (used for) investing activities	(2,664)	(980)	(2,636)	952

Cash flow from financing activities:
Dividends paid	(449)	(449)	-	-
Common stock issued, including treasury shares reissued	412	412	-	-
Treasury shares purchased	(1,039)	(1,039)	-	-
Net intercompany borrowings	-	11	315	(326)	[6]
Proceeds from long-term debt issued	4,358	129	4,229	-
Payments on long-term debt	(3,324)	(64)	(3,260)	-
Short-term borrowings - net	1,085	470	615	-

Net cash provided by (used for) financing activities	1,043	(530)	1,899	(326)

Effect of exchange rate changes on cash	13	52	(7)	(32)	[7]

Increase in cash and short-term investments	522	484	38	-
Cash and short-term investments at beginning of period	445	270	175	-

Cash and short-term investments at end of period	$967	$754	$213	$-

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
(7) Elimination of the effect of exchange on intercompany balances.

Caterpillar Inc. Supplemental Data for Cash Flow For the Nine Months Ended September 30, 2004 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$1,484	$1,484	$258	$(258)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,055	612	443	-
Undistributed profit of Financial Products	-	(258)	-	258	[3]
Other	(83)	(103)	(80)	100	[4]
Changes in assets and liabilities:
Receivables - trade and other	(7,110)	(284)	89	(6,915)	[4,5]
Inventories	(1,225)	(1,225)	-	-
Accounts payable and accrued expenses	728	570	(33)	191	[4]
Other assets - net	76	52	30	(6)	[4]
Other liabilities- net	(2)	(90)	89	(1)	[4]

Net cash provided by (used for) operating activities	(5,077)	758	796	(6,631)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(519)	(460)	(59)	-
Expenditures for equipment leased to others	(827)	(2)	(825)	-
Proceeds from disposals of property, plant and equipment	378	19	359	-
Additions to finance receivables	(6,423)	-	(12,728)	6,305	[5]
Collection of finance receivables	4,617	-	10,313	(5,696)	[5]
Proceeds from sale of finance receivables	647	-	1,311	(664)	[5]
Additions to retained interests in securitized trade receivables	-	-	(6,686)	6,686	[6]
Collection of retained interests in securitized trade receivables	5,722	-	5,722	-
Net intercompany borrowings	-	203	30	(233)	[7]
Investments and acquisitions (net of cash acquired)	(284)	(284)	-	-
Other - net	(40)	(94)	54	-

Net cash provided by (used for) investing activities	3,271	(618)	(2,509)	6,398

Cash flow from financing activities:
Dividends paid	(395)	(395)	-	-
Common stock issued, including treasury shares reissued	137	137	-	-
Treasury shares purchased	(400)	(400)	-	-
Net intercompany borrowings	-	(30)	(203)	233	[7]
Proceeds from long-term debt issued	4,532	263	4,269	-
Payments on long-term debt	(2,615)	(28)	(2,587)	-
Short-term borrowings - net	563	264	299	-

Net cash provided by financing activities	1,822	(189)	1,778	233

Effect of exchange rate changes on cash	59	70	(11)	-

Increase in cash and short-term investments	75	21	54	-
Cash and short-term investments at beginning of period	342	220	122	-

Cash and short-term investments at end of period	$417	$241	$176	$-

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

2005 OUTLOOK - SALES AND REVENUES

We project company sales and revenues will increase about 20 percent in 2005, setting a new record. That forecast assumes about a 12 percent increase in Machinery and Engines volume, a more than 5 percent gain from improved price realization and the rest from Financial Products revenues.

•
Interest rates in most countries, except for the United States, have been stable this year, and economic growth has slowed only slightly from last year’s robust pace. Good economic growth, along with low interest rates, has provided an attractive investment environment. Machinery and equipment investments have increased much faster than overall economic growth in many countries, and those trends should continue for the rest of the year.

•
World demand for energy and most base metals has continued to grow, maintaining pressure on production capacities and inventories. As a result, prices increased over the course of 2005 and are very favorable for investment. Opportunities for mine development, oil and natural gas drilling and well servicing should remain favorable this year.

•	Consumers in many countries are upgrading housing, and home prices are rising. Growing incomes and favorable financing should keep residential construction strong in most regions this year.

•
The increase in world trade in this business cycle highlighted the inadequate condition of many countries’ infrastructure. Economic recoveries and higher commodity prices improved many governments’ finances, particularly in developing countries. As a result, several countries have boosted infrastructure spending.

•
Business profits are at record highs in many countries, financing is attractive and stock prices are up. Consequently, companies have started to boost spending on new structures and standby power. We expect these recoveries will accelerate.

Sales and Revenues Outlook
(Millions of dollars)	2004	2005	%
	Actual	Outlook	Change

Machinery and Engines
North America	$14,521	$17,700	22%
EAME	7,505	8,950	19%
Latin America	2,372	3,050	29%
Asia/Pacific	3,938	4,250	8%

Total Machinery and Engines	28,336	33,950	20%

Financial Products[1]	1,970	2,350	19%

Total	$30,306	$36,300	20%

(1) Does not include revenues earned from Machinery and Engines of $199 million and $307 million in 2004 and 2005 outlook, respectively.

North America (United States and Canada) Machinery and Engines sales are expected to increase about 22 percent in 2005.

•
We expect the U. S. Federal Reserve will continue increasing interest rates this year, bringing the Federal funds rate to at least 4 percent by the end of the year. Economic growth will continue to be 4 percent or less, fast enough to support demand in key industries we serve but not so fast as to cause inflation to accelerate.

•
Housing starts have averaged over a 2 million unit annual rate this year, and permits for new construction have averaged even higher. With 30-year mortgage rates near 6 percent, new home prices rising and inventories relatively low, housing starts in 2005 should be the highest in more than 30 years.

•
Investment in nonresidential structures has slowly improved over the past two years, but we expect the recovery to accelerate. Investment is well below the previous peak, businesses have record cash flows and financing terms are favorable.

•
Prices for metals and energy commodities increased throughout the third quarter and are attractive for producers to increase output. Production of metals increased 9 percent year to date; however, coal production was down slightly due to lower electricity generation and some transportation problems. We expect recent increases in utility output and the need to rebuild stocks will boost coal demand in coming months.

•	The North American truck fleet is growing in response to higher freight volume and improved profits. Demand for on-highway trucks is expected to continue strong, particularly for larger units.

•
Canadian economic growth has been somewhat slower than in the United States, but low interest rates and high commodity prices have benefited construction, mining and energy. Those sectors should continue doing well the rest of the year.

EAME Machinery and Engines sales are expected to increase about 19 percent in 2005.

•
The Euro-zone economy continued to grow slowly, and we expect no change in interest rates this year. In the United Kingdom, weaker than expected growth prompted a recent cut in interest rates. Low interest rates have encouraged somewhat faster growth in investment and construction, particularly housing. We project overall European growth will be about 2 percent this year.

•
Both AME and the CIS are benefiting from higher metals and energy prices, and both regions should grow more than 5 percent this year. Improved economic growth has prompted some countries to increase spending on infrastructure.

Latin America Machinery and Engines sales are expected to increase about 29 percent in 2005.

•	Several countries recently cut interest rates, and we expect further rate cuts this year. Direct investment into the region is increasing, and overall economic growth should exceed 4 percent.

•
Higher metals prices have driven significant increases in production and investment in many countries. Better economic growth and lower interest rates have allowed construction to rebound from years of underinvestment.

Asia/Pacific Machinery and Engines sales are expected to increase about 8 percent in 2005.

•	Interest rates edged up slightly in recent months, but economic growth this year should exceed 6 percent. Rapid growth is requiring businesses to invest in new structures.

•
Australia and India increased mine production, especially for coal and iron ore. Prices for those commodities continue to be high, and we project investments in new mine capacity and supporting infrastructure will grow.

(1) The PPS outlook is between $3.85 and $4.00. The above chart illustrates operating profit at the midpoint of this profit range. Each of the stair steps in the chart may individually vary within the outlook range.

(2) Includes the impact of currency on operating profit. Currency is a separate stair step in the actual charts.
(3) Includes $100 million of potential charges.

2005 OUTLOOK - PROFIT

The profit outlook for 2005 has been adjusted to reflect an estimated profit range of $3.85 to $4.00 per share, up 34 to 39 percent. The previous outlook reflected sales and revenues up 18 to 20 percent and profit per share of $4.00 to $4.20.

The change in the profit outlook includes potential charges of approximately $100 million before tax that are likely to be incurred in the fourth quarter and an increase in the estimated annual tax rate to 30 percent. Potential charges of $100 million are related to changes in our dealer distribution software that are under consideration and a product portfolio change impacting telehandler products. About $20 million of the potential charges relate to telehandlers. On October 26, 2005, we signed definitive agreements to enter into a global alliance with JLG Industries, Inc. (JLG) that will transition the design and production of Cat-branded telehandlers from Caterpillar to JLG.

The fourth-quarter outlook for 2005 reflects sales and revenues of $9.6 billion and profit per share in a range between $1.01 and $1.16.

Preliminary 2006 Outlook

Interest rates, except in the United States, have been fairly stable, and we expect only moderate rate increases in 2006. Inflation is low in most countries, and economic growth is not exceeding potential capacity. The world economy should grow about 3.5 percent, or the same as in 2005. Growth in the United States will slow to a little over 3 percent; improvements in Europe and Japan will offset this slowing.

•
Low interest rates, rising employment and better home prices should allow some growth in housing construction, particularly outside the United States. Hurricane damage repair in the U.S. Gulf region will be a positive catalyst for building construction in 2006.

•
Another year of good economic growth will leave nonresidential structures increasingly inadequate to efficiently support production. We expect businesses will use record cash flows to increase spending on construction and standby power.

•
Economic growth will put increasing stress on many countries’ infrastructure. Governments are expected to use improved finances to increase infrastructure spending. We expect the U.S. highway bill will increase federal funds available for highway construction.

•
We believe the investment in mining and energy development that has occurred so far in this cycle has not been sufficient to restore adequate production capacity worldwide. Next year should be another good year for these industries, with prices down only slightly from this year.

•	Our preliminary projection is for about 10 percent increase in company sales and revenues over expected 2005 results.

•	The profit outlook for 2006 is expected to be up 15 to 25 percent from the middle of the profit range in the 2005 outlook.

•
Included in the 2006 profit outlook is approximately $100 million of pretax expense for the impact of expensing stock options as required by SFAS 123R, "Share-Based Payment". In addition, our 2006 outlook assumes increased expense for employee benefits costs and a higher effective tax rate because of the continued phase-out of ETI. The American Jobs Creation Act provides for the phase-out of ETI with 80 percent of benefits in 2005, 60 percent of benefits in 2006 and complete phase-out in 2007.

The outlook described above reflects our base case expectations. Economic risks to this outlook include: (1) excessive increases in interest rates driven by central bank inflationary concerns and (2) high energy costs that could negatively impact consumption. These developments could become severe enough to lower our outlook for 2006.

G. Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our third-quarter 2005 10-Q are forward-looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

World Economic Factors
Our projection for about 3.5 percent growth in the world economy in 2005 assumes central banks will cautiously raise interest rates so as not to slow growth too much. Low interest rates, and continued good economic growth, should encourage further growth in construction and mining. Should central banks raise interest rates aggressively, both the world economic recovery and our Machinery and Engines sales likely would be weaker.

We expect the U.S. economy to grow over 3.5 percent in 2005, which up to now has not created an inflation problem. While the Federal Reserve has raised interest rates, we assume the continuation of moderate growth and low inflation will result in interest rates of 4 percent or slightly higher by the end of 2005. Long-term interest rates are expected to rise less than short-term rates. That environment should support further growth in construction and manufacturing, helping to keep commodity prices favorable. Should financial conditions tighten noticeably, causing economic growth to slow below 3 percent, expected improvements in Machinery and Engines sales likely would be lower than projected.

Our projection of increased sales of Machinery and Engines in Europe, Africa, Middle East (EAME) in 2005 assumes that low interest rates will allow slightly faster economic growth in Europe and that favorable commodity prices will extend healthy recoveries in both Africa and Middle East (AME) and the CIS. Key risks are a significant slowing in the European economy or a collapse in commodity prices. Those developments would likely negatively impact our results.

Favorable commodity prices, increased capital inflows and an improved foreign debt situation are expected to contribute to about 4 percent growth in Latin America in 2005. As a result, we project that both mining production and construction spending will increase, supporting an increase in Machinery and Engines sales. This forecast is vulnerable to a significant weakening in commodity prices, slowing in world economic growth, widespread increases in interest rates or political disruptions.

In Asia/Pacific, we project sales growth in 2005 will be concentrated in Australia and India. Critical assumptions are continued growth in coal demand, low domestic interest rates in most countries, further gains in exports and continued good economic growth in China. Some developments that could lower expected results include reduced demand for thermal and coking coal, significant revaluations of regional currencies, restrictions on regional exports and sharp interest rate hikes, particularly in China and Indonesia.

In 2006, we assume that interest rates will increase moderately and world economic growth will be about 3.5 percent or the same as in 2005. Should interest rates increase more rapidly such that economic growth slows, sales of Machinery and Engines could be less than anticipated. High interest rates and slower economic growth could cause housing construction to decline and worsen government budgets, thereby causing reductions in infrastructure spending. Slower economic growth could also weaken energy and metals demand, driving prices low enough to undermine new investments.

Commodity Prices
Commodities represent a significant sales opportunity, with prices and production as key drivers. Prices have improved sharply over the past three years and our outlook assumes continued growth in world industrial production will cause metals prices to remain high enough in both 2005 and 2006 to encourage further mine investment. Any unexpected weakening in world industrial production or construction, however, could cause prices to drop sharply to the detriment of our results.

Coal prices improved and our sales have benefited. We expect favorable conditions to continue in the future. Should coal prices soften, due to a slowing in world economic growth or otherwise, the ongoing sales recovery would be vulnerable.

Oil and natural gas prices increased sharply over the past three years due to strong demand and high capacity usage. Higher energy prices have not halted economic recoveries since strong demand boosted prices and world production increased. High prices are encouraging more exploration and development. However, continued high energy prices could eventually depress spending in consuming countries sufficiently to reduce overall world economic growth. Additionally, should significant supply cuts occur, such as from OPEC production cuts or political unrest in a major producing country, the resulting oil shortages and price spikes could slow economies, potentially with a depressing impact on our sales.

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

With economic data looking more favorable, central banks in several developed countries have raised interest rates from the lowest rates in decades, with the U. S. Federal Reserve Bank being the most aggressive. Our outlook assumes that central banks will try to avoid increasing rates so much that economic recoveries stall. Should central banks raise interest rates more aggressively than anticipated, both economic growth and our sales could suffer.

Budget deficits in many countries remain higher than governments would like. Our outlook assumes that governments will not aggressively raise taxes and slash spending to deal with their budget imbalances. Such actions could disrupt growth and negatively affect our sales.

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

The environment remains competitive from a pricing standpoint. Our 2005 sales outlook assumes that the price increases announced in early 2005 hold in the marketplace. If needed, additional price discounting to maintain our competitive position could result in lower than anticipated price realization.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues and intellectual property rights. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity or results of operations.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges, among other things, that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of September 30, 2005, the net past due receivable from Navistar regarding the foregoing and included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. As of September 30, 2005, the net past due receivables for the foregoing, included in “Long-term receivables - trade and other” in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system.

On September 30, 2005, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois. The lawsuit states that it arises out of the May 31, 1988 Purchase Agreement described above. The Complaint alleges, among other things, that Caterpillar procured the May 31, 1988 Purchase Agreement by fraudulently misrepresenting or concealing information related to the business of selling fuel injectors to International, and that Caterpillar breached the Purchase Agreement. International’s Complaint does not specify the amount of damages being sought. Caterpillar intends to defend itself vigorously in this case.

On May 7, 2002, International commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet ("term sheet") (the “first lawsuit”). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003 the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005 International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the “second lawsuit”). The second lawsuit contained allegations similar to the allegations contained in the first lawsuit. International also alleged in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005 International voluntarily dismissed its complaint in the first lawsuit. The second lawsuit has been consolidated with Caterpillar’s counterclaims from the first lawsuit. No trial date is currently scheduled for this case, which is not related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1-31, 2005	925,000	$54.05	925,000	38,304,732	[1]
August 1-31, 2005	925,000	54.04	925,000	39,835,245	[1]
September 1-30, 2005	1,734,000	57.66	1,734,000	40,208,493	[1]

Total	3,584,000	$55.79	3,584,000

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

Other Purchases of Equity Securities

Period	Total number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1-31, 2005	4,802	$46.97	NA	NA
August 1-31, 2005	-	-	NA	NA
September 1-30, 2005	-	-	NA	NA

Total	4,802	$46.97

(1) Represents shares delivered back to issuer for the payment of taxes resulting from the release of restricted stock.

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees. As of September 30, 2005, those plans had approximately 9,100 participants in the aggregate. During the third quarter of 2005, approximately 167,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some non-U.S. plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Exhibits
Exhibits:
3	Amendment to Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock.
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
November 4, 2005	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer

(James W. Owens)

November 4, 2005	/s/ David B. Burritt	Vice President and Chief Financial Officer

(David B. Burritt)

November 4, 2005	/s/ Bradley M. Halverson	Controller and Chief Accounting Officer

(Bradley M. Halverson)

November 4, 2005	/s/ James B. Buda	Secretary

(James B. Buda)