Form 10-K
CATERPILLAR INC
filed 2006-02-22
CIK 18230

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 1-768
CATERPILLAR INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant's telephone number, including area code: (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock ($1.00 par value)	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
Preferred Stock Purchase Rights	Chicago Stock Exchange New York Stock Exchange Pacific Exchange, Inc.
9% Debentures due April 15, 2006	New York Stock Exchange
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange
5.3% Debentures due September 15, 2035	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ✓ ] No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [    ] No [ ✓ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [ ✓ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer [ ✓ ] Accelerated filer [     ] Non-accelerated filer [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ ✓ ]

As of December 31, 2005, there were 670,867,219 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and officers may be affiliates) was $ 37,970,065,775.

Documents Incorporated by Reference
Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2006 Annual Meeting Proxy Statement (Proxy Statement) expected to be filed with the Securities and Exchange Commission (SEC) on April 17, 2006.
Parts I, II, IV	General and Financial Information for 2005 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K.

i

PART I

Item 1. Business

General
The company was originally organized as Caterpillar Tractor Co. in 1925 in the State of California. In 1986, the company reorganized as Caterpillar Inc. in the State of Delaware. As used herein, the term "Caterpillar," "we," "us," "our," or "the company" refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Principal Lines of Business / Nature of Operations
We operate in three principal lines of business:

1.
Machinery - A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery - track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telehandlers, skid steer loaders and related parts. Also includes logistics services for other companies.

2.
Engines - A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts. Reciprocating engines meet power needs ranging from 5 to 21,500 horsepower (4 to over 16 000 kilowatts). Turbines range from 1,600 to 20,500 horsepower (1 200 to 15 000 kilowatts).

3.
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

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into nine reportable segments for financial reporting purposes. Information about our reportable segments, including geographic information, appears in Note 25 on pages A-31 through A-35 of Exhibit 13.

Other information about our operations in 2005 and outlook for 2006, including risks associated with foreign operations is incorporated by reference from "Management's Discussion and Analysis" on pages A-38 through A-63 of Exhibit 13.

Company Strengths
Caterpillar is the leader in construction and mining equipment, diesel and natural gas engines and industrial gas turbines in our size range. The company is also a leading services provider through Cat Financial, Caterpillar Logistics Services and Caterpillar Remanufacturing Services. Annual sales and revenues top $36 billion, making Caterpillar the largest manufacturer in its industry. Caterpillar is also a leading U.S. exporter, with more than one-half of its sales outside the United States. Through a global network of independent dealers, Caterpillar builds long-term relationships with customers around the world. For 80 years, the Caterpillar name has been associated with the highest level of quality products and services. More information is available at www.CAT.com.

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

Machinery

The competitive environment for Caterpillar's machinery business consists of global competitors, regional competitors, and specialized local competitors. Principal global competitors include Komatsu, Volvo Construction Equipment (part of the Volvo Group AB), CNH Global N.V., Hitachi Construction Machinery Co., Ltd., Terex Corporation, JCB, and Ingersoll-Rand Company Limited. Each has a particular product line and/or regional pockets of strength. John Deere Construction and Forestry Division (part of Deere & Co.) is a principal competitor only in North and South America. Some competitors have broad ranges of products that compete with Caterpillar. Others, like Ingersoll-Rand, only offer a limited range of products that compete with Caterpillar.

During 2005, increased demand for construction machinery continued, and most of our competitors saw continued improvement in sales and operating profit. Supply chain and material cost challenges continued for many major competitors. Distribution channel challenges experienced by some competitors moderated somewhat. Asia-based competitors with significant business in China benefited from industry improvements there. Europe-based competitors remain most impacted by the value of the euro. Most North America-based competitors continued to benefit from strong North American industry demand. The competitive environment in the machinery business remains intense, and the financial health of the industry as a whole continues to improve.

Caterpillar's logistics business provides integrated supply chain services for Caterpillar and to over fifty other companies worldwide. It competes with global, regional and local competitors including companies such as DHL and UPS. The unit has grown rapidly since its inception in 1987 and the contract logistics industry is expected to continue to grow at rates above that of the global economy as a whole.

Engines

Caterpillar operates in a very competitive engine/ turbine manufacturing and packaging environment. In North America, on-highway heavy-duty and mid-range diesel engine competitors include but are not limited to Cummins Inc., Volvo Group AB, Mack Trucks, Inc. (part of Volvo Group AB), Detroit Diesel Corp. and Mercedes-Benz (both part of DaimlerChrysler AG), Isuzu Motors, Ltd. and Navistar International Corp. During 2005, these truck engine competitors continued to market heavy-duty and mid-range on-highway emissions-certified engines meeting the current United States Environmental Protection Agency (EPA) emission requirements. Overseas on-highway diesel engine competitors include but are not limited to Mercedes-Benz (part of DaimlerChrysler AG), Volvo Group AB, Mitsubishi Fuso Truck & Bus Corp. (part of Daimler Chrysler AG), Scania AB, MAN Aktiengesellschaft, Iveco Motors, Isuzu Motors, Ltd., Hino Motors, Ltd. and MWM Motores Diesel. In addition, the industry continued strong investment in new technology to meet future on- and off-highway emission regulations in North America, Europe, and Asia.

In the North America off-highway mobile and stationary markets, domestic-based competitors include but are not limited to Cummins Inc., John Deere Power Systems (part of Deere & Co.), Detroit Diesel Corp., Ford Power Products (part of Ford Motor Co.), General Electric Co., Kohler Co., Katolight Corp., Generac Power Systems, Inc., Multiquip Inc., Stewart & Stevenson Services, Inc., Waukesha (part of Dresser Inc.) and other regional companies. Overseas-based off-highway mobile and stationary competitors include but are not limited to Wartsila NSD, MAN B&W Diesel AG, MTU Friedrichshafen GmbH (part of DaimlerChrysler AG), Volvo Penta (part of Volvo Group AB), Mitsubishi Heavy Industries, Ltd., Deutz AG, GE Jenbacher (part of General Electric Co.), Kubota Corp., Isuzu Motors, Ltd., Yanmar Diesel Engine Co. Ltd., Bergen (part of Rolls Royce plc), Rolls-Royce plc, Siemens AG, Alstom, SDMO, Himoinsa s.l., Atlas Copco AB, Kawasaki Heavy Industries, Ltd., and AKSA Power Generation (Kazanci Holding). Some of these competitors are packagers who source emission-compliant as well as non-compliant engines and turbines and other components from domestic and international suppliers, and market products regionally and internationally through a variety of distribution channels.

During 2005, Caterpillar continued in its leadership position in the North America on-highway truck market. Since the introduction of its five engine models with ACERT® Technology beginning in 2003, the company has shipped over 300,000 ACERT engines into the North America on-highway truck market, and continued to maintain its leadership position in this market. Customer acceptance of Caterpillar ACERT engine performance, quality, and reliability is strong.

Caterpillar also continued to focus investment and resources on leveraging ACERT Technology into off-road markets as well as into more of its engine platforms. The building blocks for ACERT Technology are very flexible and scaleable and are being applied as needed based on engine platform and application. Since October 2004 through year-end 2005, the company has shipped 45 models of Caterpillar machines powered by engines with ACERT Technology with a further 25 models planned for introduction in 2006. A line of nine ACERT industrial engines has been released, and ACERT Technology will be further leveraged throughout Caterpillar's businesses and engine platforms. We expect this to establish Caterpillar as the first company to offer a full line of Tier 3/Stage IIIA emission compliant off-highway engines.

We believe ACERT provides Caterpillar a competitive advantage now and in the future to meet emission and performance requirements, and we plan to continue investing in developing and leveraging ACERT Technology systems and components.

Caterpillar’s remanufacturing business provides services for a variety of products and services to Caterpillar and other external clients. The remanufacturing business competes on a regional basis with similarly sized or smaller companies. The company launched the remanufacturing business in the 1970s with engines and is now one of the world’s largest remanufacturers, processing more than two million units annually and recycling more than 100 million pounds of remanufactured products each year. The business continues to grow at rates well above that of the global economy as a whole.

Financial Products

Cat Financial, incorporated in Delaware, is a wholly owned finance subsidiary of Caterpillar. Cat Financial's primary business is to provide retail-financing alternatives for Caterpillar products to customers and Caterpillar dealers around the world. Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines. In addition, Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term dealer receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial. A significant portion of Cat Financial's activity is conducted in North America. However, Cat Financial has additional offices and subsidiaries in Asia, Australia, Europe and Latin America.

For 25 years, Cat Financial has been providing financing in the various markets in which it participates, contributing to its knowledge of asset values, industry trends, product structuring and customer needs.

In certain instances, Cat Financial's operations are subject to supervision and regulation by state, federal and various foreign governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices, (vi) prohibit discrimination in the extension of credit and administration of loans, and (vii) regulate the use and reporting of information related to a borrower's credit experience.

Cat Financial's retail financing leases and installment sale contracts (total 58 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, Cat Financial is considered the owner of the equipment (17 percent*).

•
Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the lease and the agreement either requires or allows the customer to purchase the equipment for a fixed price at the end of the term (15 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (25 percent*).
•	Governmental lease-purchase plans in the United States that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Retail notes receivables includes:

•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing (20 percent*).

Wholesale notes receivables, finance leases, and installment sale contracts (total 22 percent*) include:

•	Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets and rental facilities (6 percent*).
•	Short-term dealer receivables Cat Financial purchases from Caterpillar and subsidiaries at a discount (16 percent*).

*Indicates the percentage of Cat Financial's total portfolio at December 31, 2005. For more information on the above and Cat Financial's concentration of credit risk, please refer to Note 21 on page A-28 of Exhibit 13.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial's competitors include CIT Group Inc.; CitiCapital, a business unit of Citigroup; General Electric Capital Corporation and local banks and finance companies. In addition, many of our manufacturing competitors use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales. Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to respond to these competing offers.

Cat Financial's results are largely dependent upon Caterpillar dealers' ability to sell equipment and customers' willingness to enter into financing or leasing agreements. It is also affected by the availability of funds from its financing sources and general economic conditions such as inflation and market interest rates.

Cat Financial has a "match funding" policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivable portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis. In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower our cost of borrowed funds. For more information regarding match funding, please see Note 3 on pages A-14 and A-15 of Exhibit 13.

In managing foreign currency risk for Cat Financial's operations, the objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. This policy allows the use of foreign currency forward and option contracts to address the risk of currency mismatch between the receivable and debt portfolios. None of these foreign currency forward contracts is designated as a hedge.

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

Caterpillar Insurance Company, a wholly owned subsidiary of Cat Insurance (Cat Insurance and its subsidiaries are referred to herein collectively as Cat Holdings), is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance. The insurance company is licensed to conduct property and casualty insurance business in 49 states and the District of Columbia, and as such, is regulated in those jurisdictions as well. The state of Missouri acts as the lead regulatory authority and monitors the company's financial status to ensure that the company is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.

Caterpillar Life Insurance Company, a wholly owned subsidiary of Caterpillar, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance. The insurance company is licensed to conduct life and accident and health insurance business in 23 states and the District of Columbia, and as such, is regulated in those jurisdictions as well. As the state of Missouri acts as the lead regulatory authority, it monitors the financial status to ensure that the company is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.

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

Caterpillar Product Services Corporation, a wholly owned subsidiary of Caterpillar, is a warranty company domiciled in Missouri. It is regulated as a special purpose warranty company in a limited number of jurisdictions and conducts the Caterpillar engine extended service contract business (parts and labor) in all states except Virginia and Washington. It also conducts the machine extended service contract program in Italy, France and Germany.

Caterpillar Insurance Services Corporation, a wholly owned subsidiary of Cat Insurance, is a Tennessee insurance brokerage company licensed in all 50 states and the District of Columbia. It provides brokerage services for all property and casualty and life and health lines of business.

Cat Holdings provides protection for claims under the following programs:

•	Contractual Liability Insurance to Caterpillar dealers and Original Equipment Manufacturers (OEM) for extended service contracts (parts and labor) offered by third party dealers and OEMs.
•	Reinsurance for the worldwide cargo risks of Caterpillar products.
•	Contractors' Equipment physical damage insurance for equipment manufactured by Caterpillar, which is leased, rented, or sold by third party dealers.
•	Insurance for Caterpillar general liability, employer's liability, auto liability, property, and retiree medical stop loss insurance.
•	Brokerage services for property and casualty and life and health business.

Cat Power Ventures, a wholly owned subsidiary of Caterpillar, primarily invests equity and takes an ownership interest in power generation projects throughout the world that utilize Caterpillar power generation equipment. In some cases, these projects also utilize construction and operations and maintenance services that are provided by other Caterpillar subsidiaries. Cat Power Ventures has investments in power projects in Poland, the Dominican Republic, Tunisia, Cambodia and India and has created direct and indirect subsidiaries and affiliates to hold these investments. In December 2005, the company decided that it would no longer invest equity in power generation projects. As a result, Cat Power Ventures will not make any new equity investments in power generation projects and will sell its project investment portfolio. We expect these sales to be completed and for Cat Power Ventures to have ceased operations by the end of 2007.

Business Developments in 2005
Our focus in 2005 was on meeting customer delivery expectations while creating stockholder value. We effectively responded to unprecedented customer demand and reported full-year sales and revenues of $36.339 billion and profit-per-share of $4.04, up 40 percent over 2004. In September 2005, Caterpillar was selected as a member of the Dow Jones Sustainability World Index for the fifth consecutive year. The Index recognizes leading sustainability-driven companies worldwide and measures the environmental, economic and social dimensions of their businesses. We strive to be a global leader in sustainability and we promote sustainable development consistent with our business goals, having made sustainable development an enterprise-wide focus in our Vision 2020 strategy.

In October, we introduced our Vision 2020, which set forth new enterprise strategy and goals for 2010 and beyond. Through Vision 2020, we established key enterprise goals for 2010 grouped under the “3Ps” of people, performance and profitable growth. Our people goals include a highly engaged workforce and world-class safety. Our performance goals are related to improved quality and market leadership in every major product group we serve. Our profitable growth goals include a 2010 sales and revenues target and goals for profitable growth.

We also updated our Worldwide Code of Conduct (Code) in October, which was first published in 1974. Our most recent update to our Code builds upon our strong heritage by explicitly describing the values-based culture we are building across our company.

In terms of growing our company, we expanded our remanufacturing operations in 2005 through a series of moves that included the announcement of a new Remanufacturing Division to support the remanufacturing services that we have been providing since the 1970s. We also entered into a series of business transactions aimed at developing and achieving our growth goals for our remanufacturing operations including the purchase of a minority interest in France-based Eurenov S.A., a remanufacturer of automotive and industrial engines, transmissions and components in June and the signing of a memorandum of understanding in August to act as Land Rover’s lead global remanufacturing services provider.

In 2005, we announced a number of other efforts to grow our company including the formation of a new Production Systems Division, which will lead an enterprise wide transformation of our manufacturing systems to help set a “gold standard” for quality, safety and speed in industry and a new Caterpillar Global Pipeline group that will have a global focus on the pipeline construction industry. We also announced the expansion of manufacturing operations for the Electric Power Division with a new electric power manufacturing facility in Newberry, South Carolina to open in 2006 and a major expansion of our forestry equipment manufacturing operations in LaGrange, Georgia.

We continued to expand upon our growth initiatives in China in 2005. In January we announced the selection of the city of Qingdao in the Shandong Province as the location for a state-of-the-art research and development center for product and process development in China, continuing to build upon our multi-year strategy for expanding our presence in China. The selection of Qingdao for the center is expected to provide a focal point for product development and accelerate the introduction of company technology into our design and production process in China. We also finalized the acquisition of a minority ownership in Shandong SEM Machinery Co. Ltd., one of China’s leading wheel loader manufacturers in March, and in August, we signed three non-binding memoranda of understanding with the Shanghai Lingang Economic Development Co., Ltd., an industrial park development company affiliated with the Shanghai Municipal Government, which allowed us to demonstrate our continued commitment to customer service and growth in the China market.

We also continued to leverage our award-winning ACERT Technology to solidify our position as the emissions reduction leader in both on- and off-highway applications. ACERT Technology enabled us to meet Tier 3 emission requirements ahead of the January 2005 (300 - 750 HP) and January 2006 (175 - 300 HP) implementation dates. In February 2005, the new 1055D paver powered by a C7 ACERT engine rated at 225 HP was shipped nearly a year ahead of the January 2006 implemention date. In March 2005 at CONEXPO/CON-AGG in Las Vegas, Nevada, the company’s display included 11 Caterpillar machines powered by engines featuring ACERT Technology. In October 2005, the company invited the media to a ceremony recognizing the production of the 10,000th ACERT machine engine and the 2,500th ACERT industrial engine. These milestones continue to establish the importance of our ACERT Technology, demonstrating the competitive advantage it provides to Caterpillar and the value it provides to our customers and the public at large.

Acquisitions
Information related to acquisitions appears in Note 26 on page A-36 of Exhibit 13.

Order Backlog
The dollar amount of backlog believed to be firm was approximately $12.2 billion at December 31, 2005 and $9.1 billion at December 31, 2004. Of the total backlog, approximately $1.7 billion at December 31, 2005 and $0.6 billion at December 31, 2004, was not expected to be filled in the following year. Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

Dealers
Our machines are distributed principally through a worldwide organization of dealers (dealer network), 54 located in the United States and 128 located outside the United States. Worldwide, these dealers serve 182 countries and operate 3,510 places of business, including 1,587 dealer rental outlets. Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by Perkins Engines Company Limited (Perkins) are also sold through a worldwide network of 140 distributors located in 170 countries along with 3,500 supporting dealers. Most of the electric power generation systems manufactured by FG Wilson are sold through a worldwide network of 200 dealers located in 180 countries.

These dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers' principal business. Turbines and large marine reciprocating engines are sold through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

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

Research and Development
We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components. In 2005, 2004, and 2003, we spent $1,084 million, $928 million, and $669 million, or 3.0 percent, 3.1 percent, and 2.9 percent of our sales and revenues, respectively, on our research and development programs.

Employment
As of December 31, 2005, we employed 85,116 persons of whom 41,238 were located outside the United States. From a global, enterprise perspective, we believe our relationship with our employees is very good. We build and maintain a productive, motivated workforce by treating all employees fairly and equitably.

In the United States, most of our 43,878 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2005, there were 13,453 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions. The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents 11,515 Caterpillar employees under a six-year central labor agreement that will expire March 1, 2011. The International Association of Machinists (IAM) represents 1,938 employees under labor agreements that expired on April 30, 2005, and May 29, 2005.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales
Sales outside the United States were 53 percent of consolidated sales for 2005, 54 percent for 2004, and 56 percent for 2003.

Environmental Matters
We strive to be a global leader in sustainability and we promote sustainable development consistent with our business goals, in line with our Vision 2020 strategy.

The company is regulated by federal, state, and international environmental laws governing our use of substances and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our products, including through required compliance with air emissions standards applicable to internal combustion engines. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings, or competitive position.

We are cleaning up contamination at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay clean-up costs at a site and those costs can be estimated, the costs are charged against our earnings. In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others. The amount recorded for environmental clean-up is not material and is included in Statement 2 on page A-6 of Exhibit 13 under "Accrued Expenses."

We cannot estimate costs on sites in the very early stages of clean-up. Currently, we have several sites in the very early stages of clean-up, and there is no more than a remote chance that a material amount for clean-up at any individual site or at all sites in the aggregate will be required.

Available Information
The company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary. The public may read and copy any materials the company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.CAT.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, our board's Guidelines on Corporate Governance Issues, Worldwide Code of Conduct, and other corporate governance information are available on our Internet site (www.CAT.com/governance), or upon written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629.

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

Item 1A. Business Risk Factors

An investment in our securities involves a number of risk and uncertainties. You should carefully consider the following risks, together with the cautionary statement under the caption “SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995” in Item 7 of this report and the other information included in this report, before purchasing our securities. The risks described below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected. In such case, the trading price of our securities could decline and you may lose all or part of your investment.

Interest Rates
The U. S. Federal Reserve Board has raised interest rates at 14 consecutive meetings and, while hinting the tightening cycle is about over, has not clearly specified at what rate it plans to stop. Overall economic growth has slowed; however, business investment and manufacturing continue to perform strongly. Should the Fed decide to continue with several more rate increases, prospects for business investment and manufacturing could deteriorate sufficiently to impact sales opportunities. In the Eurozone, any additional interest rate increases there could halt an economic recovery that just started in the last half of 2005, jeopardizing a modest improvement in sales.

Production Capacity
The ongoing recovery in the world economy, as well as in Caterpillar sales, has extensively used available productive capacity in many industries and stressed the world's transportation system. Our forecast for 2006 assumes continued good world economic growth, as well as another increase in our sales. As a result, capacity in a number of industries could become even tighter and more vulnerable to disruptions, such as labor disagreements, weather or lack of raw materials. Such disruptions could result in material cost spikes, disruptions in production, or increased inefficiencies, all of which would impair our ability to efficiently meet customer demand.

Metal and Energy Prices
The increase in metals and energy prices since 2002 has significantly boosted demand for machines and engines. Factors causing higher prices, tight supplies and growing demand, are expected to remain in place in 2006. However, metals and energy prices are volatile and a sudden drop in demand, perhaps resulting from weaker economic growth, could cause a collapse in prices. Such an event would weaken economic growth in many developing countries and reduce investments in new production capacity for metals and energy.

Item 1B. Executive Officers of the Registrant as of December 31, 2005 (except as otherwise noted)

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
James W. Owens (59)	Chairman and Chief Executive Officer (2004)	• Group President (1995-2003) • Vice Chairman (2003-2004)
Stuart L. Levenick (52)	Group President (2004)	• Chairman, Shin Caterpillar Mitsubishi Ltd. (2000-2004) • Vice President (2000-2004)
Douglas R. Oberhelman (52)	Group President (2001)	• Vice President (1995-2001)
Gerald L. Shaheen (61)	Group President (1998)
Gérard R. Vittecoq (57)	Group President (2004)	• Vice President (2000-2004)
Steven H. Wunning (54)	Group President (2004)	• Vice President (1998-2004)
Kent M. Adams (51)	Vice President (2005)	• Corporate Support Vice President, Caterpillar Financial Services Corporation (2001-2003) • Executive Vice President, Caterpillar Financial Services Corporation (2004)

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
Ali M. Bahaj (52)	Vice President (2002)	• Director, Division Services, Engine Products Division (1998-2001) • Director, Business Development & Consulting Services (2001-2002)
Sidney C. Banwart (60)	Vice President (1998)
Michael J. Baunton (54)	Vice President (1998)	• President, Perkins Engine Company Limited (1998 - 2004)
Rodney C. Beeler (48)	Vice President (2004)	• Manager, Rental and Used Equipment Services Department, North American Commercial Division (2000-2004)
Mary H. Bell (45)	Vice President (2004)	• Dealer Capability Department Manager, Product Support Division (2000-2002) • Cat Distribution Services General Manager, Logistics Division (2002-2003)
James B. Buda (58)	Vice President, General Counsel and Secretary (2001)	• Associate General Counsel, UK (1999-2001)
David B. Burritt (50)	Vice President and Chief Financial Officer (2004)	• General Manager, Strategic & Business Services - Europe, Caterpillar Overseas S.A. (1999-2001) • Corporate 6 Sigma Champion (2001-2002) • Controller (2002 - 2004)
Rodney L. Bussell (59)	Vice President (2001)	• General Manager, Large Engine Products & Fuel Systems Division (1998-2001)
Christopher C. Curfman (53)	Vice President (2004)
•  Managing Director, Caterpillar of Australia Ltd. (1999-2001)
•  Managing Director-Marketing, Caterpillar of Australia Ltd. (2001)
•  Managing Director-Marketing, Asia-Pacific Division (2001-2004)
•  Alliance Development Director, Global Mining Division (2004)

Paolo Fellin (51)	Vice President (2004)	• General Manager, Caterpillar Work Tools & Services (1999-2003) • Marketing Manager, North American Commercial Division (2003-2004)
Steven L. Fisher (50)	Vice President (2005)
•  Cost Management & Business Services Manager, Corporate Services Division (1998-2001)
•  Corporate Business Development Manager, Corporate Services Division (2001)
•  Reman Products Group General Manager, Product Support Division (2001-2004)
•  Reman Services General Manager, Product Support Division (2004-2005)

Thomas A. Gales (57)	Vice President (2000)
Stephen A. Gosselin (48)	Vice President (2002)	• Regional Manager, North American Commercial Division (2000-2002)
Hans A. Haefeli (47)	Vice President (2004)	• Managing Director Product Supply, Perkins Engines Company Limited (1999-2002) • General Manager, Building Construction Products Division (2002-2003)
John S. Heller (51)	Vice President (2004)
•  Engine Division Technology Manager, Engine Products Division (2000-2001)
•  Engine Division Technology Manager, Systems & Processes Division (2001-2001)
•  Director, Corporate Information Services, Systems & Processes Division (2001-2002)
•  Director, Global IT Solutions, Systems & Processes Division (2002-2004)

Richard P. Lavin (53)	Vice President (2001)	• Director, Compensation & Benefits (1999-2001) • Chairman, Shin Caterpillar Mitsubishi Ltd. (2005-present)
Robert R. Macier (57) (1)	Vice President (1998)	• President, Solar Turbines Incorporated (2002-2005)
William D. Mayo (53)	Vice President (2005)	• General Manager, Engine Products Division (1998-2001) • Product Manager, Track-Type Tractors Division (2001-2003) • Regional Manager, EAME Marketing Division (2003-2005)
Daniel M. Murphy (58)	Vice President (1996)
Gerald Palmer (60)	Vice President (1992)
James J. Parker (55)	Vice President (2001)	• Director, Electric Power (1998-2001)
Mark R. Pflederer (49)	Vice President (2004)
•  Electronics & Electrical Business Unit Manager, Control Systems Products Division (1999-2001)
•  Electronics & Electrical Business Unit Manager, Component Products & Control Systems Division (2001-2003)

Name and Age	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
Edward J. Rapp (48)	Vice President (2000)
William J. Rohner (53)	Vice President (2004)	• CBL Managing Director, Latin America Division (2000-2004)
Christiano V. Schena (56)	Vice President (2002)	• General Manager, EAME Product Development Division (2000-2002) • Managing Director, Building Construction Products Europe (2002)
William F. Springer (54)	Vice President (2002)	• President, Caterpillar Logistics (1998-2002)
Gary A. Stroup (56)	Vice President (1992)	• President, Solar Turbines Incorporated (1998-2002)
James D. Waters (47)	Vice President (2005)
•  Managing Director, Building Construction Products Division (1999-2002)
•  Hydraulics/Fabrication Business Unit Manager, Component Products & Control Systems Division/Motion & Power Control Division (2002-2005)

Donald G. Western (57)	Vice President (1995)
Robert T. Williams (57)	Vice President (2004)
•  General Manager, Performance Engine Products Division (1998-2002)
•  Director-Manufacturing, Operations Support & Technology, Technical Services Division (2002)
•  Director, Technical Services Division (2003-2004)

Bradley M. Halverson (45)	Controller (2004)
•  Business Resource Manager, Performance Engines Products Division (1998-2001)
•  Business Resource Manager, Large Engine Products & Fuel Systems Division (2001)
•  Business Resource Manager, Large Power Systems Division (2002)
•  Corporate Business Development Manager, Corporate Services Division (2002-2004)

Kevin E. Colgan (53)	Treasurer (2001)	• Vice President, Caterpillar Financial Services Corporation (1997-2001)

(1) Retired effective January 1, 2006.

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

Properties we own are believed to be generally well maintained and adequate for present use. Through planned capital expenditures, we expect these properties to remain adequate for future needs. Properties we lease are covered by leases expiring over terms of generally one to 10 years. We anticipate no difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

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

Changes in Fixed Assets
During the five years ended December 31, 2005, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

	Expenditures		Acquisitions
					Provision for	Disposals and Other	Net Increase (Decrease)
Year	U.S.	Outside U.S.	U.S.	Outside U.S.	Depreciation	Adjustments	During Period

2001	$1,345	$623	$2	$32	$(1,070)	$(280)	$652
2002	$1,030	$743	$15	$0	$(1,199)	$(151)	$438
2003	$1,000	$765	$0	$0	$(1,332)	$(191)	$242
2004	$1,212	$902	$10	$44	$(1,366)	$(371)	$431
2005	$1,383	$1,032	$0	$0	$(1,444)	$(665)	$306

At December 31, 2005, the net book value of properties located outside the United States represented about 40.8 percent of the net book value of all properties reflected in our consolidated financial position. Additional information about our investment in property, plant and equipment appears in Note 1F on page A-10 and Note 10 on page A-19 of Exhibit 13.

Technical Center, Training Centers, Demonstration Areas, and Proving Grounds
We own a Technical Center located in Mossville, Illinois, and various other training centers, demonstration areas and proving grounds located both inside and outside the United States.

Manufacturing, Remanufacturing, and Overhaul
Manufacturing, remanufacturing and overhaul of our products are conducted at the following locations. These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing products.

Manufacturing

Inside the U.S.	Kansas	Texas	Germany	• Saltillo
California	• Wamego	• Channelview	• Kiel	• Tijuana
• Gardena	Kentucky	• Waco	• Rostock	• Torreon
• San Diego	• Danville	Outside the U.S.	Hungary	The Netherlands
Florida	Michigan	Australia	• Gödöllö	• s'-Hertogenbosch
• Jacksonville	• Menominee	• Burnie	India	Northern Ireland
Georgia	Minnesota	• Melbourne	• Bangalore[2]	• Larne
• Alpharetta	• Grand Rapids[1]	Belgium	• Pondicherry	• Monkstown
• Griffin	• Minneapolis	• Gosselies	• Thiruvallur	• Springvale
• Jefferson	• New Ulm	Brazil	Indonesia	Peoples Republic
• LaGrange	Mississippi	• Curitiba	• Jakarta	of China
• Toccoa	• Oxford	• Piracicaba	Italy	• Erliban[1]
• Thomasville	Missouri	England	• Anagni	• Guangzhou
Illinois	• Boonville	• Barwell	• Atessa	• Qingzhou[1]
• Aurora	• West Plains	• Desford	• Bazzano	• Shunde
• Champaign[1]	North Carolina	• Peterborough	• Fano	• Tianjin[2]
• Decatur	• Clayton	• Peterlee	• Frosinone	• Xuzhou[2]
• Dixon	• Franklin	• Skinningrove	• Jesi	Poland
• East Peoria	• Morganton	• Stafford	• Marignano	• Janow Lubelski
• Joliet	• Sanford	• Stockton	• Milan	Russia
• Mapleton	Ohio	• Wimborne	• Minerbio	• Tosno
• Mossville	• Dayton[1]	• Wolverhampton	Japan	South Africa
• Peoria	South Carolina	France	• Akashi[1]	• Boksburg
• Pontiac	• Greenville	• Arras	• Sagamihara[1]	Switzerland
• Sterling	• Sumter	• Grenoble	Mexico	• Riazzino
• Woodridge[1]	Tennessee	• Rantigny	• Monterrey	Tunisia
Indiana	• Dyersburg		• Reynosa	• Sfax
• Lafayette

Remanufacturing and Overhaul

Inside the U.S.	Texas	England	Mexico
Louisiana	• De Soto	• Rushden	• Nuevo Laredo
• New Orleans	• Mabank	• Shrewsbury	• Tijuana
Mississippi	Outside the U.S.	France	• Veracruz
• Corinth	Australia	• Chaumont[1]	Nigeria
• Prentiss County	• Melbourne	Indonesia	• Port Harcourt[2]
South Carolina	Belgium	• Bandung[2]	Poland
• Summerville	• Gosselies	Malaysia	• Radom[1]
	Canada	• Kuala Lumpur[1]	Scotland
	• Edmonton		• Aberdeen

[1] Facility of affiliated company (50 percent or less owned) [2] Facility of partially owned subsidiary (more than 50 percent, less than 100 percent)

Item 3. Legal Proceedings.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues and intellectual property rights. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

On May 7, 2002, International commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet ("term sheet") (the “first lawsuit”). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005, International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the “second lawsuit”). The second lawsuit contained allegations similar to the allegations contained in the first lawsuit. International also alleged in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005, International voluntarily dismissed its complaint in the first lawsuit. The second lawsuit has been consolidated with Caterpillar’s counterclaims from the first lawsuit.

Trial is currently scheduled to begin on during the third quarter of 2006. This case is not related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois.

In a letter dated November 15, 2004, the EPA proposed a civil penalty of $641,392 to Caterpillar for the alleged failure to comply with certain requirements of the Federal Clean Air Act. The EPA alleges that Caterpillar constructed a facility in Emporia, Kansas, and failed to comply with Section 112(g)(2)(B) of the Clean Air Act. Caterpillar sold the Emporia facility in December 2002. We are seeking a settlement of this matter with all concerned parties and, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

During the second quarter of 2005, the Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation (FSC) commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are vigorously disputing this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by Item 5 is incorporated by reference from "Price Ranges" and "Number of Stockholders" on page
A-64 and from "Dividends paid per common share" on page A-51 of Exhibit 13.

Non-U.S. Employee Stock Purchase Plans
We have 30 employee stock purchase plans administered outside the United States for our foreign employees. As of December 31, 2005, those plans had approximately 11,610 participants in the aggregate. During the fourth quarter of 2005, approximately 111,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1-31, 2005	7,632,000	$53.92	7,632,000	32,915,745 [1]
November 1-30, 2005	3,370,000	54.48	3,370,000	30,515,565 [1]
December 1-31, 2005	860,000	58.18	860,000	30,867,219 [1]

Total	11,862,000	$54.39	11,862,000

1 On October 8, 2003, the board of directors approved an extension of the share repurchase program (through October 2008) with the goal of reducing the company's outstanding shares to 320,000,000. The share repurchase program goal was adjusted for the stock split announced on June 8, 2005 to reflect an adjusted goal of 640,000,000 shares outstanding by October 2008. Amount represents the shares outstanding at the end of the period less 640,000,000.

Other Purchases of Equity Securities

Period	Total number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1-31, 2005	--	$--	N/A	N/A
November 1-30, 2005	4,189	51.77	N/A	N/A
December 1-31, 2005	--	--	N/A	N/A

Total	4,189	$51.77

[1] Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options.

Item 6. Selected Financial Data.

Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" on page A-37, "Contractual obligations" on page A-52 and "Supplemental consolidating data" on pages A-58 through A-60 of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated by reference from pages A-38 through A-63 of Exhibit 13.

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

World Economic Factors
Our projection for about 3.5 percent growth in the world economy in 2006 assumes central banks will cautiously raise interest rates so as not to slow growth too much. Low interest rates, and continued good economic growth, should encourage further growth in construction and mining. Should central banks raise interest rates aggressively, both world economic growth and our Machinery and Engines sales likely would be weaker.

We expect the U. S. Federal Reserve will soon end its policy of raising interest rates and that the Federal Funds rate will end the year below five percent. Somewhat higher interest rates should cause a further slowing in economic growth to slightly over three percent in 2006. Other financial factors - long-term interest rates, corporate bond spreads - are expected to remain sufficiently favorable to support further growth in business investment. Should financial conditions tighten noticeably, causing economic growth to slow below three percent, expected improvements in Machinery and Engines sales likely would be lower than projected.

Our projection of increased sales of Machinery and Engines in Europe, Africa, Middle East (EAME) in 2006 assumes that continued low interest rates will allow slightly faster economic growth in Europe and that favorable commodity prices will extend healthy recoveries in both Africa and Middle East (AME) and the Commonwealth of Independent States (CIS). Key risks are significant interest rate increases in the Eurozone that would slow the European economy or a worldwide collapse in commodity prices. Those developments would likely negatively impact our results.

Somewhat higher local interest rates in Latin America in 2006 and slower economic growth in the United States are expected to contribute to a further slowing in Latin American economic growth to slightly less than four percent. That rate of growth should support further increases in construction spending, and high metals prices should benefit investment in mining, both contributing to an increase in Machinery and Engines sales. This forecast is vulnerable to a significant weakening in commodity prices, widespread increases in interest rates or political disruptions.

In Asia/Pacific, we project economic growth will remain slightly below 6.5 percent in 2006, with faster growth in Australia and developing Asia offsetting a slight slowing in China. The projected increase in Machinery and Engines sales assumes that coal and metals prices will contribute to increased mine investment, growing populations and rising home prices will benefit housing construction, and rapid economic growth will prompt businesses to invest more in structures. Some developments that could lower expected results include reduced demand for thermal and coking coal, significant revaluations of regional currencies, restrictions on regional exports and sharp interest rate hikes, particularly in China and Indonesia.

Commodity Prices
Commodities represent a significant sales opportunity, with prices and production as key drivers. Prices have improved sharply over the past three years and our outlook assumes that continued growth in world industrial production, low inventories and some difficulties in increasing production will cause metals prices to remain high enough in 2006 to encourage further mine investment. Any unexpected weakening in world industrial production, however, could cause prices to drop sharply to the detriment of our results.

Coal prices showed softness in some regions late in 2005 but remained well above prices that make mine investment attractive. We expect that the need to rebuild some coal stocks as well as increased electricity generation will support demand for coal in 2006 and prices will remain favorable. Should coal prices soften, due to a slowing in world economic growth or otherwise, the ongoing sales recovery would be vulnerable.

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

Monetary and Fiscal Policies
For most companies operating in a global economy, monetary and fiscal policies implemented in the United States and abroad could have a significant impact on economic growth, and accordingly, demand for our product. In general, higher than expected interest rates, reductions in government spending, higher taxes, excessive currency movements and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand.

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

Our outlook assumes that efforts by countries to increase their exports will not result in retaliatory countermeasures by other countries to block such exports, particularly in the Asia/Pacific region. Our outlook includes a negative impact from the phase-out of the Extraterritorial Income Exclusion as enacted by the American Jobs Creation Act of 2004. Our outlook assumes any other tax law changes will not negatively impact our provision for income taxes.

Currency Fluctuations
The company has costs and revenues in many currencies and is therefore exposed to risks arising from currency fluctuations. Our outlook assumes no significant currency crises occur that could disrupt international trade or the competitiveness of our facilities. Should any crisis develop, economic activity and our results could be negatively impacted.

The company's largest manufacturing presence is in the United States, so any unexpected strengthening of the dollar tends to raise the foreign currency costs to our end users and reduce our global competitiveness.

Dealer/Original Equipment Manufacturers Inventory Practices
The company sells finished products through an independent dealer network or directly to Original Equipment Manufacturers (OEM). Both carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively. The current outlook assumes no major changes in either dealer or OEM inventory practices. Should dealers or OEMs decide to control inventories more tightly, our sales would be lower.

Financial Products Division Factors
Inherent in the operation of Cat Financial is the credit risk associated with its customers. The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our "match funding" policy addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio (loans and leases with customers and dealers) within pre-determined ranges on an ongoing basis. To achieve our match funding objectives, we issue debt with a similar interest rate profile to our receivables and also use interest rate swap agreements to manage our interest rate risk exposure to interest rate changes and in some cases to lower our cost of borrowed funds. If interest rates move upward more sharply than anticipated, our financial results could be negatively impacted. With respect to our insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of our investment portfolio, thus requiring a negative adjustment to earnings.

Other Factors
The rates of infrastructure spending, housing starts, commercial construction and mining play a significant role in the company's results. Our products are an integral component of these activities and as these activities increase or decrease in the United States or abroad, demand for our products may be significantly impacted.

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

The company operates in a highly competitive environment and our outlook depends on a forecast of the company's share of industry sales. An unexpected reduction in that share could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, a failure to price the product competitively or an unexpected buildup in competitors' new machine or dealer owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

The environment remains competitive from a pricing standpoint. Our 2006 sales outlook assumes that the company is successful in implementing worldwide machine price increases communicated to dealers with an effective date of January 2006. While we expect that the environment will absorb these price actions, delays in the marketplace acceptance would negatively impact our results. Moreover, additional price discounting to maintain our competitive position could result in lower than anticipated realization.

Our sales and results are generally sensitive to changes in economic growth, particularly those originating in construction, mining and energy. Developments reducing such activities also tend to lower our sales. In addition to the factors mentioned above, our sales and results could be negatively impacted by any of the following:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 under "Impairment of available-for-sale securities" on page A-11, Note 3 on pages A-14 and A-15, Note 20 on page A-28 and Note 21 on page A-28 of Exhibit 13. Other information required by Item 7A is incorporated by reference from pages A-56 and A-57 of Exhibit 13 under "Sensitivity."

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the Report of Independent Registered Public Accounting Firm on page A-4 and from the Financial Statements and Notes to Consolidated Financial Statements on pages A-5 through A-36 of Exhibit 13. Other information required by Item 8 is included in "Computation of Ratios of Earnings to Fixed Charges" filed as Exhibit 12 to this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2005, the company's internal control over financial reporting was effective based on those criteria.

Our management's assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The report appears on page A-4 of Exhibit 13.

During the last fiscal quarter, there has been no significant change in the company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Identification of Directors and Business Experience
Information required by this Item is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

Identification of Executive Officers and Business Experience
Information required by this Item appears in Item 1B of this Form 10-K.

Family Relationships
There are no family relationships between the officers and directors of the company. All officers serve at the pleasure of the board of directors and are elected annually at a meeting of the board.

Legal Proceedings Involving Officers and Directors
Information required by this Item is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

Audit Committee Financial Expert
Information required by this Item is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

Identification of Audit Committee
Information required by this Item is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

Stockholder Recommendation of Board Nominees
Information required by this Item is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

Compliance with Section 16(a) of the Exchange Act
Information required by this Item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

Code of Ethics
Our Worldwide Code of Conduct (Code), first published in 1974 and most recently amended in 2005, sets a high standard for honesty and ethical behavior by every employee, including the principal executive officer, principal financial officer and principal accounting officer/controller. The Code is posted on our website at www.CAT.com/governance and is incorporated by reference as Exhibit 14 to this Form 10-K. To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629-7310. We will post on our website any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

Information required by this item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information (as of December 31, 2005)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	75,276,642	32.23	27,071,492
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	75,276,642	32.23	27,071,492

[1] Column (a) excludes any cash payments in-lieu-of stock.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2006 Proxy Statement that will be filed within 120 days after the end of the calendar year.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are incorporated by reference from the indicated pages of Exhibit 13:
1. Financial Statements:
•	Report of Independent Registered Public Accounting Firm (A-4)
•	Statement 1 - Results of Operations (A- 5)
•	Statement 2 - Financial Position (A-6)
•	Statement 3 - Changes in Consolidated Stockholders' Equity (A-7)
•	Statement 4 - Statement of Cash Flow (A-8)
•	Notes to Consolidated Financial Statements (A-9 through A-36)

2. Financial Statement Schedules:
•	All schedules are omitted because the required information is shown in the financial statements or the notes thereto incorporated by reference from Exhibit 13 or considered to be immaterial.

(b)	Exhibits:
3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
3.2	Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 2 to Form 8-A filed December 11, 1996).
3.3
Amendment to Certificate of Designation, Preferences and Rights of the Terms of the Series A Junior Participating Preferred Stock (incorporated by reference from Exhibit 3 to Form 10-Q filed for the quarter ended September 30, 2005).

3.4	Bylaws, amended and restated as of February 11, 2004 (incorporated by reference from Exhibit 3.3 to the Form 10-Q filed for the quarter ended March 31, 2004).
4
Fourth Amended and Restated Rights Agreement dated as of June 17, 2005, between Caterpillar Inc. and Mellon Investor Services LLC (incorporated by reference from Exhibit 4 to Form 8-K filed June 17, 2005).

10.1
Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of August 18, 2004 (incorporated by reference from Exhibit 10.1 to Form 10-K for 2004 filed February 24, 2005).**

10.2
Caterpillar Inc. 1987 Stock Option Plan, as amended and restated and Long Term Incentive Supplement, amended and restated as of December 31, 2000 (incorporated by reference from Exhibit 10.2 to Form 10-K for 2002 filed March 31, 2003).**

10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003 (incorporated by reference from Exhibit 10.3 to Form 10-K for 2004 filed February 24, 2005).**
10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to Form 10-K for 2002).**
10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the 2002 Form 10-K).**
10.6	Directors' Deferred Compensation Plan, as amended and restated through April 12, 1999 (incorporated by reference from Exhibit 10.6 to the 1999 Form 10-K).**
10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).**
10.8	Deferred Employees' Investment Plan, as amended and restated through February 16, 2005.**
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2005 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct.
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and David B. Burritt, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual CEO certification to the New York Stock Exchange.
99.2	Annual CEO certification for the Pacific Exchange.
** Compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

Form 10-K SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
February 22, 2006	By:	/s/James B. Buda

James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

February 22, 2006	/s/James W. Owens	Chairman of the Board, Director and Chief Executive Officer

(James W. Owens)
February 22, 2006	/s/Stuart L. Levenick	Group President

(Stuart L. Levenick)
February 22, 2006	/s/Douglas R. Oberhelman	Group President

(Douglas R. Oberhelman)
February 22, 2006	/s/Gerald L. Shaheen	Group President

(Gerald L. Shaheen)
February 22, 2006	/s/Gerard R. Vittecoq	Group President

(Gerard R. Vittecoq)
February 22, 2006	/s/Steven H. Wunning	Group President

(Steven H. Wunning)
February 22, 2006	/s/David B. Burritt	Vice President and Chief Financial Officer

(David B. Burritt)
February 22, 2006	/s/Bradley M. Halverson	Controller and Chief Accounting Officer

(Bradley M. Halverson)

February 22, 2006	/s/W. Frank Blount	Director

(W. Frank Blount)
February 22, 2006	/s/John R. Brazil	Director

(John R. Brazil)
February 22, 2006	/s/John T. Dillon	Director

(John T. Dillon)
February 22, 2006	/s/Eugene V. Fife	Director

(Eugene V. Fife)
February 22, 2006	/s/Gail D. Fosler	Director

(Gail D. Fosler)
February 22, 2006	/s/Juan Gallardo	Director

(Juan Gallardo)
February 22, 2006	/s/David R. Goode	Director

(David R. Goode)
February 22, 2006	/s/Peter A. Magowan	Director

(Peter A. Magowan)
February 22, 2006	/s/William A. Osborn	Director

(William A. Osborn)
February 22, 2006	/s/Gordon R. Parker	Director

(Gordon R. Parker)
February 22, 2006	/s/Charles D. Powell	Director

(Charles D. Powell)
February 22, 2006	/s/Edward B. Rust, Jr.	Director

(Edward B. Rust, Jr.)
February 22, 2006	/s/Joshua I. Smith	Director

(Joshua I. Smith)