Form 10-Q
period 2006-03-31
CATERPILLAR INC
filed 2006-05-03
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Large accelerated filer [ X ] Accelerated filer [     ] Non-accelerated filer [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

At March 31, 2006, 669,630,016 shares of common stock of the Registrant were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	March 31,
	2006	2005

Sales and revenues:
Sales of Machinery and Engines	$8,743	$7,789
Revenues of Financial Products	649	550

Total sales and revenues	9,392	8,339

Operating costs:
Cost of goods sold	6,552	6,215
Selling, general and administrative expenses	821	744
Research and development expenses	307	241
Interest expense of Financial Products	232	170
Other operating expenses	262	213

Total operating costs	8,174	7,583

Operating profit	1,218	756

Interest expense excluding Financial Products	68	65
Other income (expense)	43	108

Consolidated profit before taxes	1,193	799

Provision for income taxes	370	232

Profit of consolidated companies	823	567

Equity in profit (loss) of unconsolidated affiliated companies	17	14

Profit	$840	$581

Profit per common share	$1.25	$.85

Profit per common share - diluted [1]	$1.20	$.81

Weighted average common shares outstanding (millions)
- Basic	672.0	684.1
- Diluted [1]	699.1	713.3

Cash dividends declared per common share	$-	$-
[1] Diluted by assumed exercise of stock options and SARs, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	March 31, 2006	December 31, 2005

Assets
Current assets:
Cash and short-term investments	$806	$1,108
Receivables - trade and other	8,124	7,526
Receivables - finance	6,351	6,442
Deferred and refundable income taxes	345	344
Prepaid expenses	2,150	2,146
Inventories	5,858	5,224

Total current assets	23,634	22,790

Property, plant and equipment - net	7,884	7,988
Long-term receivables - trade and other	965	1,037
Long-term receivables - finance	10,550	10,301
Investments in unconsolidated affiliated companies	546	565
Deferred income taxes	760	768
Intangible assets	431	424
Goodwill	1,433	1,451
Other assets	1,754	1,745

Total assets	$47,957	$47,069

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$728	$871
Financial Products	5,045	4,698
Accounts payable	3,661	3,471
Accrued expenses	2,685	2,617
Accrued wages, salaries and employee benefits	1,613	1,845
Customer advances	520	395
Dividends payable	-	168
Deferred and current income taxes payable	722	528
Long-term debt due within one year:
Machinery and Engines	387	340
Financial Products	4,338	4,159

Total current liabilities	19,699	19,092

Long-term debt due after one year:
Machinery and Engines	2,679	2,717
Financial Products	12,691	12,960
Liability for postemployment benefits	3,011	2,991
Deferred income taxes and other liabilities	915	877

Total liabilities	38,995	38,637

Stockholders' equity
Common stock of $1.00 par:
Authorized shares: 900,000,000 Issued shares: (3/31/06 and 12/31/05 - 814,894,624) at paid-in amount	2,063	1,859
Treasury stock (3/31/06 - 145,264,608; 12/31/05 - 144,027,405) at cost	(5,193)	(4,637)
Profit employed in the business	12,648	11,808
Accumulated other comprehensive income	(556)	(598)

Total stockholders' equity	8,962	8,432

Total liabilities and stockholders' equity	$47,957	$47,069

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Three Months Ended (Unaudited) (Dollars in millions)
	March 31, 2006		March 31, 2005

Common stock:
Balance at beginning of period	$1,859		$1,231
Common shares issued from treasury stock	68		46
Stock-based compensation expense	34		-
Tax benefits from employee stock-based compensation plans	102		31

Balance at end of period	2,063		1,308

Treasury stock:
Balance at beginning of period	(4,637)		(3,277)
Shares issued: 2006 - 9,212,797; 2005 - 5,264,406	182		80
Shares repurchased: 2006 - 10,450,000; 2005 - 7,749,200	(738)		(357)

Balance at end of period	(5,193)		(3,554)

Profit employed in the business:
Balance at beginning of period	11,808		9,937
Profit	840	$840	581	$581
Dividends declared	-		-

Balance at end of period	12,648		10,518

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	302		489
Aggregate adjustment for period	14	14	(26)	(26)

Balance at end of period	316		463

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 2006-$449; 2005-$485)	(897)		(993)
Aggregate adjustment for period (net of tax of: 2005-$24)	-	-	(45)	(45)

Balance at end of period (net of tax of: 2006-$449; 2005-$509)	(897)		(1,038)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(37)		(48)
Aggregate adjustment for period	1	1	(3)	(3)

Balance at end of period	(36)		(51)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 2006-$13; 2005-$58)	18		110
Gains/(losses) deferred during period (net of tax of: 2006-$7; 2005-$1)	19	19	(2)	(2)
(Gains)/losses reclassified to earnings during period (net of tax of: 2006-$6; 2005-$8)	8	8	(18)	(18)

Balance at end of period (net of tax of: 2006-$26; 2005-$49)	45		90

Available-for-sale securities:
Balance at beginning of period (net of tax of: 2006-$9; 2005-$10)	16		18
Gains/(losses) deferred during period (net of tax of: 2006-$2; 2005-$4)	3	3	(7)	(7)
(Gains)/losses reclassified to earnings during period (net of tax of: 2006-$2)	(3)	(3)	-	-

Balance at end of period (net of tax of: 2006-$9; 2005-$6)	16		11

Total accumulated other comprehensive income	(556)		(525)

Comprehensive income		$882		$480

Stockholders' equity at end of period	$8,962		$7,747

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Three Months Ended
	March 31,
	2006	2005

Cash flow from operating activities:
Profit	$840	$581
Adjustments for non-cash items:
Depreciation and amortization	400	372
Other	10	(68)
Changes in assets and liabilities:
Receivables - trade and other	(463)	(228)
Inventories	(618)	(555)
Accounts payable and accrued expenses	216	96
Other assets - net	(4)	21
Other liabilities - net	146	(40)

Net cash provided by (used for) operating activities	527	179

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(233)	(165)
Expenditures for equipment leased to others	(252)	(238)
Proceeds from disposals of property, plant and equipment	208	131
Additions to finance receivables	(2,346)	(2,251)
Collections of finance receivables	2,220	1,597
Proceeds from the sale of finance receivables	17	10
Investments and acquisitions (net of cash acquired)	(4)	1
Proceeds from sale of available-for-sale securities	76	62
Investments in available-for-sale securities	(118)	(133)
Other - net	117	43

Net cash provided by (used for) investing activities	(315)	(943)

Cash flow from financing activities:
Dividends paid	(168)	(141)
Common stock issued, including treasury shares reissued	253	154
Treasury shares purchased	(738)	(357)
Excess tax benefit from stock-based compensation	81	-
Proceeds from debt issued (original maturities greater than three months)	2,084	3,675
Payments on debt (original maturities greater than three months)	(2,830)	(2,707)
Short-term borrowings (original maturities three months or less) - net	806	183

Net cash provided by (used for) financing activities	(512)	807

Effect of exchange rate changes on cash	(2)	29

Increase (Decrease) in cash and short-term investments	(302)	72

Cash and short-term investments at beginning of period	1,108	445

Cash and short-term investments at end of period	$806	$517

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A. Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2006 and 2005, (b) the consolidated financial position at March 31, 2006 and December 31, 2005, (c) the changes in stockholders' equity for the three month periods ended March 31, 2006 and 2005, and (d) the consolidated statement of cash flow for the three month periods ended March 31, 2006 and 2005. The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

Comprehensive income is comprised of profit, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities and minimum pension liability. Total comprehensive income for the three months ended March 31, 2006 and 2005 was $882 million and $480 million, respectively.

The December 31, 2005 financial position data included herein is derived from the audited consolidated financial statements included in the 2005 Form 10-K.

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

(2)
Engines - A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts. Reciprocating engines meet power needs ranging from 5 to over 21,500 horsepower (4 to over 16 000 kilowatts). Turbines range from 1,600 to 20,500 horsepower (1 200 to 15 000 kilowatts).

(3)
Financial Products - A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance), Caterpillar Power Ventures Corporation (Cat Power Ventures) and their respective subsidiaries. Cat Financial provides a wide range of financing alternatives to customers and dealers for Caterpillar machinery and engines, Solar gas turbines, as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. Cat Power Ventures is an investor in independent power projects using Caterpillar power generation equipment and services.

Our Machinery and Engines operations are highly integrated. Throughout the Notes, Machinery and Engines represents the aggregate total of these principal lines of business.

2.	New Accounting Pronouncements

SFAS 151 - In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4 provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. As required by SFAS 151, we adopted this new accounting standard on January 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial statements.

SFAS 123R - In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123R). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R also establishes fair value as the measurement method in accounting for share-based payments. The FASB required the provisions of SFAS 123R be adopted for interim or annual periods beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R for public companies. In accordance with this rule, we adopted SFAS 123R effective January 1, 2006 using the modified prospective transition method. We did not modify the terms of any previously granted options in anticipation of the adoption of SFAS 123R.

We expect the application of the expensing provisions of SFAS 123R will result in a pretax expense of approximately $140 million in 2006. As a result of the vesting decisions discussed in Note 3, a full complement of expense related to stock-based compensation will not be recognized in our results of operations until 2009. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our stock-based compensation plans will range from approximately $170 million in 2007 to approximately $220 million in 2009.

See Note 3 for additional information regarding stock-based compensation.

SFAS 154 - In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard was effective January 1, 2006. The adoption of SFAS 154 had no impact on our financial statements.

SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on our financial statements.

SFAS 156 - In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is not expected to have an impact on our financial statements.

3.
Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. SFAS 123R requires all stock-based payments to employees to be recognized in the financial statements based on the grant date fair value of the award. Under the modified prospective transition method, we are required to record stock-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, we used the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method no compensation expense was recognized in association with our stock awards. The following table illustrates the effect on profit and profit per share if we had applied SFAS 123R for the three-month period ending March 31, 2005 using the lattice-based option-pricing model.

(Dollars in millions except per share data)	Three Months Ended March 31, 2005

Profit, as reported	$581
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	112

Pro forma profit	$469

Profit per share of common stock:
As reported:
Basic	$0.85
Diluted	$0.81
Pro forma:
Basic	$0.69
Diluted	$0.66

Stock Incentive Plans
In 1996, stockholders approved the Stock Option and Long-Term Incentive Plan (the Plan) which primarily provides for the granting of stock options and stock-settled stock appreciation rights (SARs) to officers and other key employees, as well as non-employee directors. Stock options permit a holder to buy Caterpillar stock at the stock's price when the option was granted. SARs permit a holder the right to receive the value in shares of the appreciation in Caterpillar stock that occurred from the date the right was granted up to the date of exercise. The Plan grants options and SARs that have exercise prices equal to the average price on the date of grant. The Plan reserves 144 million shares of common stock for issuance (128 million under the Plan and 16 million under prior plans). Common shares issued under the Plan during the three-month period ended March 31, 2006 and 2005, including treasury shares reissued, totaled 9,212,797 and 5,264,406, respectively.

Options granted prior to 2004 vested at the rate of one-third per year over the three-year period following the date of grant. In anticipation of delaying vesting until three years after the grant date for future grants, the 2004 grant was vested on December 31, 2004. In order to better align our employee stock option program with the overall market, the number of options granted in 2005 was significantly reduced from the previous year. In response to this decrease, we elected to immediately vest the 2005 grant. In order to further align our stock award program with the overall market, we adjusted our 2006 grant by reducing the overall number of employee awards granted in the first quarter of 2006 and utilizing a mix of SARs and option awards. The 2006 awards generally vest three years after the date of grant. At grant, all awards have a term life of ten years. Upon retirement, the term life is reduced to a maximum of five remaining years.

Our stock-based compensation plans allow for the immediate vesting upon retirement for employees who are 55 years old or older with more than 10 years of service and who have fulfilled the requisite service period of six months. Prior to the adoption of SFAS 123R, compensation expense for awards associated with these employees had been recognized in the pro forma net profit over the nominal vesting period. With the adoption of SFAS 123R, compensation expense is now recognized over the period from the grant date to the end date of the requisite service period for employees who meet the immediate vesting upon retirement requirements. For those employees who become eligible for immediate vesting upon retirement subsequent to the requisite service period and prior to the completion of the vesting period, compensation expense is recognized over the period from grant date to the date eligibility is achieved. Application of the nominal vesting period for these employees did not have a significant impact on first quarter 2005 pro forma profit.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2006 and 2005, the fair value of the grant was estimated using a lattice-based option-pricing model. The lattice-based option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior. Expected volatility was based on historical and current implied volatilities from traded options on our stock. The risk-free rate was based on U.S. Treasury security yields at the time of grant. The dividend yield was based on historical information. The expected life was determined from the lattice-based model. The lattice-based model incorporated exercise and post vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the stock-based awards for the three months ended March 31, 2006 and March 31, 2005, respectively:

	2006		2005

Weighted-average dividend yield	1.79%		2.11%
Weighted-average volatility	26.79%		26.48%
Range of volatilities	26.56 - 26.79%		21.99 - 26.65%
Range of risk-free interest rates	4.34 - 4.64%		2.38 - 4.29%
Weighted-average expected life	8	Years	7	Years

Table I
Stock option/SAR activity during the three months ended March 31, 2006:	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	74,860,582	$32.23
Granted to officers and key employees	9,720,340	$72.05
Granted to outside directors	-	$-
Exercised	(9,424,965)	$28.80
Forfeited	(3,080)	$26.34

Outstanding at March 31, 2006	75,152,877	$37.81

Options/SARs exercisable at March 31, 2006	60,448,491	$33.17

Stock options/SARs outstanding and exercisable:
	Outstanding				Exercisable

Exercise Prices	# Outstanding at 3/31/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value[1]	# Outstanding at 3/31/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value[1]
$16.45 - 72.05	75,152,877	7.16	$37.81	$2,558	60,448,491	6.70	$33.17	$2,338

[1] The difference between a stock award's exercise price and the underlying stock's market price at March 31, 2006. Amounts are in millions of dollars.

Of the 9,720,340 awards granted to officers and key employees during the three months ended March 31, 2006, 9,388,534 were SARs.

The weighted average grant date fair value of stock awards granted during the three months ended March 31, 2006 and 2005 were $23.44 and $11.96, respectively. The total intrinsic value of stock awards exercised during the three months ended March 31, 2006 and 2005 were $361 million and $122 million, respectively. No awards vested during the three months ended March 31, 2006. The total fair value of shares vested during the three months ended March 31, 2005 was $150 million.

The impact related to stock-based compensation for the three-month period ending March 31, 2006 is shown in the table below.

(Dollars in millions except per share data)	Three Months Ended March 31, 2006

Stock-based compensation expense, before tax	$34
Stock-based compensation expense, after tax	$22
Decrease in profit per share of common stock, basic	$0.03
Decrease in profit per share of common stock, diluted	$0.02
Income tax benefit recognized in net income	$12

Cash received from stock awards exercised	$253
Tax benefit realized from stock awards exercised	$102

The amount of stock-based compensation expense capitalized for the three-month period ending March 31, 2006 did not have a significant impact on our financial statements. Prior to our adoption of SFAS 123R, stock-based compensation was not capitalized in our pro forma disclosure.

At March 31, 2006, there was $203 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted-average period of approximately 2.9 years.

In accordance with Staff Accounting Bulletin No. 107, we classified stock-based compensation within cost of goods sold, selling, general and administrative expenses and research and development corresponding to the same line item as the cash compensation paid to respective employees, officers and non-employee directors. We do not allocate stock-based compensation to reportable segments.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flow. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation expense recognized for those options (excess tax benefit) to be classified as financing cash flows. For the three months ended March 31, 2006, excess tax benefits of $81 million classified as a financing cash flow would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

We currently use shares that have been repurchased through our stock repurchase program to satisfy share award exercises.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso, Singapore dollar, Chinese yuan, New Zealand dollar or Swiss franc forward or option contracts that meet the standard for hedge accounting. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated.

As of March 31, 2006, $8 million of deferred net gains included in equity ("Accumulated other comprehensive income" in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)" in the Consolidated Statement of Results of Operations) over the next 12 months when earnings are positively/negatively affected by the hedged transactions. As of March 31, 2005, this projected reclassification was a gain of $62 million. These amounts were based on March 31, 2006 and March 31, 2005 exchange rates, respectively. The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings. There were no circumstances where hedge treatment was discontinued during the three-month period ended March 31, 2006 or 2005.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the re-measurement of net foreign currency balance sheet positions. Our policy allows the use of foreign currency forward and option contracts to offset the risk of currency mismatch between our receivables and debt. All such foreign currency forward and option contracts are undesignated.

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended March 31,
(Millions of dollars)	2006	2005

Machinery and Engines:
On undesignated contracts	$11	$10

Financial Products:
On undesignated contracts	$5	$12

Gains and losses on the Financial Products contracts above are substantially offset by balance sheet translation gains and losses.

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed rate debt. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes and, in some cases, lower the cost of borrowed funds.

Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. The gain ($10 million at March 31, 2006) is being amortized to earnings ratably over the remaining life of the hedged debt.

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

Our policy allows us to use floating-to-fixed, fixed-to-floating and floating-to-floating interest rate swaps to meet the match funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Financial Products' practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at inception of the swap contract. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Financial Products liquidated fixed-to-floating interest rate swaps during 2005, 2004, and 2002. The gains ($12 million at March 31, 2006) are being amortized to earnings ratably over the remaining life of the hedged debt.

Gains / (losses) included in current earnings [Other income (expense)]:
	Three Months Ended March 31,
(Millions of dollars)	2006	2005

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$1	$1
Financial Products:
Gain/(loss) on designated interest rate derivatives	(50)	(47)
Gain/(loss) on hedged debt	50	47
Gain/(loss) on liquidated swaps - included in interest expense	2	1

	$3	$2

As of March 31, 2006, $18 million of deferred net gains included in equity ("Accumulated other comprehensive income"), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings ("Interest expense of Financial Products" in the Consolidated Statement of Results of Operations) over the next 12 months. As of March 31, 2005, this projected reclassification was a net gain of $8 million. There were no circumstances where hedge treatment was discontinued during the three months ended March 31, 2006 or 2005.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains on the undesignated contracts of $0 and $2 million were recorded in current earnings ("Other income (expense)") for the three months ended March 31, 2006 and 2005, respectively.

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	March 31,	December 31,
	2006	2005

Raw materials	$1,855	$1,689
Work-in-process	926	814
Finished goods	2,841	2,493
Supplies	236	228

Total inventories	$5,858	$5,224

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending December 31) was as follows:

	Results of Operations
	Three Months Ended
	March 31,
(Millions of dollars)	2006	2005

Sales	$1,025	$966
Cost of sales	815	757

Gross profit	$210	$209

Profit	$39	$33

Caterpillar's profit	$17	$14

	Financial Position
	March 31,	December 31,
(Millions of dollars)	2006	2005

Assets:
Current assets	$1,694	$1,714
Property, plant and equipment - net	1,034	1,121
Other assets	196	193

	2,924	3,028
Liabilities:
Current liabilities	1,329	1,351
Long-term debt due after one year	304	336
Other liabilities	150	188

	1,783	1,875

Ownership	$1,141	$1,153

Caterpillar's investments in unconsolidated affiliated companies

Investments in equity method companies	$523	$540
Plus: Investments in cost method companies	23	25

Total investments in unconsolidated affiliated companies	$546	$565

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	March 31, 2006	December 31, 2005

Intellectual property	8	$208	$206
Other	15	83	73

Total finite-lived intangible assets - gross		291	279
Less: Accumulated amortization		112	107

		179	172
Pension-related		252	252

Intangible assets - net		$431	$424

Amortization expense for the three months ended March 31, 2006 and March 31, 2005 was $6 million and $4 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2006	2007	2008	2009	2010	Thereafter

$26	$23	$22	$22	$21	$71

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.

During the first quarter of 2006, we determined that the business outlook for the parts and accessories distribution business of MG Rover Ltd., acquired in 2004, required a specific impairment evaluation. Based on the fair value of the reporting unit calculated by discounting projected cash flows, we determined the reporting unit could no longer support the carrying value of its goodwill. Accordingly, a goodwill impairment charge of $18 million was included in "Other Operating Expenses" in the Consolidated Statement of Results of Operations and reported in the "All Other" segment.

No other goodwill was acquired, impaired or disposed during the three months ended March 31, 2006 and 2005.

8.	Available-For-Sale Securities

Financial Products, primarily Cat Insurance, has investments in certain debt and equity securities that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. These fair values are included in "Other assets" in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Consolidated Statement of Financial Position). Realized gains and losses on sales of investments are generally determined using the FIFO ("first-in, first-out") method for debt instruments and the specific identification method for equity securities. Realized gains and losses are included in "Other income (expense)" in the Consolidated Statement of Results of Operations.

	March 31, 2006

		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value

Government debt	$338	$(8)	$330
Corporate bonds	454	(11)	443
Equity securities	131	44	175

Total	$923	$25	$948

	December 31, 2005

(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value

Government debt	$305	$(6)	$299
Corporate bonds	422	(7)	415
Equity securities	146	38	184

Total	$873	$25	$898

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	March 31, 2006

	Less than 12 months [1]		More than 12 months [1]		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$174	$3	$147	$5	$321	$8
Corporate bonds	224	5	190	6	414	11
Equity securities	20	1	2	-	22	1

Total	$418	$9	$339	$11	$757	$20

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	December 31, 2005

	Less than 12 months [1]		More than 12 months [1]		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$155	$2	$113	$3	$268	$5
Corporate bonds	220	3	136	4	356	7
Equity securities	31	2	-	-	31	2

Total	$406	$7	$249	$7	$655	$14

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at March 31, 2006, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value

Due in one year or less	$48
Due after one year through five years	$305
Due after five years through ten years	$99
Due after ten years	$321

Proceeds from sales of investments in debt and equity securities during the three months ended March 31, 2006 and March 31, 2005 was $76 million and $62 million, respectively. Gross gains of $5 million were included in current earnings for the three months ended March 31, 2006. Gross gains of $2 million and gross losses of $2 million were included in current earnings for the three months ended March 31, 2005.

9.	Postretirement Benefits

A. Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005

For the three months ended:
Components of net periodic benefit cost:
Service cost	$40	$38	$16	$14	$24	$22
Interest cost	143	140	27	28	76	75
Expected return on plan assets	(199)	(178)	(35)	(26)	(29)	(22)
Amortization of:
Net asset existing at adoption of SFAS 87/106	-	-	-	-	1	-
Prior service cost [1]	15	16	1	1	(8)	(3)
Net actuarial loss (gain)	58	50	14	13	28	17

Total cost included in results of operations	$57	$66	$23	$30	$92	$89

Weighted-average assumptions used to determine net cost:
Discount rate	5.6%	5.9%	4.6%	5.2%	5.6%	5.8%
Expected return on plan assets	9.0%	9.0%	7.5%	7.2%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.7%	3.5%	4.0%	4.0%

 1 Prior service costs for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan amendment. For other postretirement benefit plans in which all or almost all of the plan's participants are fully eligible for benefits under the plan, prior service costs are amortized using the straight-line method over the remaining life expectancy of those participants.

We made approximately $20 million of contributions to certain non-U.S. pension plans during the first three months ended March 31, 2006 and we currently anticipate additional contributions of approximately $10 million during the year. Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2006, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans, which may or may not include the previously reported $200 million cash contribution to our other postretirement plans.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2006	2005

U.S. Plans	$58	$33
Non-U.S. Plans	6	4

	$64	$37

10.	Guarantees and Product Warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured, primarily by dealer assets.

We provide loan guarantees to third party lenders for financing associated with machinery purchased by customers. The loan guarantees are for the remote chance that the customers will become insolvent. These guarantees have varying terms and are secured by the machinery.

Cat Financial has provided a limited indemnity to a third party bank for $38 million resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees. At both March 31, 2006 and December 31, 2005, the recorded liability for these guarantees was $9 million. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31,	December 31,
	2006	2005

Guarantees with Caterpillar dealers	$439	$434
Guarantees with Customers	61	64
Limited Indemnity	38	40
Guarantees - other	16	16

Total guarantees	$554	$554

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments.

(Millions of dollars)	2006

Warranty liability, January 1	$879
Reduction in liability (payments)	(184)
Increase in liability (new warranties)	186

Warranty liability, March 31	$881

(Millions of dollars)	2005

Warranty liability, January 1	$785
Reduction in liability (payments)	(712)
Increase in liability (new warranties)	806

Warranty liability, December 31	$879

11.	Computations of Profit Per Share

		Three Months Ended March 31,
(Dollars in millions except per share data)		2006	2005

I.	Profit for the period (A):	$840	$581

II.	Determination of shares (in millions):
	Weighted average number of common shares outstanding (B)	672.0	684.1
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	27.1	29.2

	Average common shares outstanding for fully diluted computation (C)	699.1	713.3

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.25	$0.85
	Assuming full dilution (A/C)	$1.20	$0.81

On June 8, 2005, Caterpillar's Board of Directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend. The stock split shares were distributed on July 13, 2005 to stockholders of record at the close of business on June 22, 2005. Capital accounts, share data and profit per share data reflect the stock split, applied retroactively, to 2005.

12.	Environmental and Legal Matters

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

The amount recorded for environmental cleanup is not material and is included in "Accrued expenses" in the Consolidated Statement of Financial Position. We cannot estimate costs on sites in the very early stages of cleanup. Currently, we have several sites in the very early stages of cleanup, and there is no more than a remote chance that a material amount for cleanup at any individual site or at all sites in the aggregate will be required.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues and intellectual property rights. Although it is not possible to predict with certainty the outcome of these legal actions or the range of probable loss, we believe that these legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity or results of operations.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges, among other things, that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of March 31, 2006, the net past due receivable from Navistar regarding the foregoing and included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. As of March 31, 2006, the net past due receivables for the foregoing, included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Page 18

On September 30, 2005, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois. The lawsuit states that it arises out of the May 31, 1988 Purchase Agreement described above. The Complaint alleges, among other things, that Caterpillar procured the May 31, 1988 Purchase Agreement by fraudulently misrepresenting or concealing information related to the business of selling fuel injectors to International, and that Caterpillar breached the Purchase Agreement. International's Complaint does not specify the amount of damages being sought. Caterpillar intends to defend itself vigorously in this case.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On May 7, 2002, International commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet ("term sheet") (the "first lawsuit"). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003 the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005 International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the "second lawsuit"). The second lawsuit contained allegations similar to the allegations contained in the first lawsuit. International also alleged in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005 International voluntarily dismissed its complaint in the first lawsuit. The second lawsuit has been consolidated with Caterpillar's counterclaims from the first lawsuit. Trial is currently scheduled to begin during the third quarter of 2006. This case is not related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On September 29, 2004 Kruse Technology Partnership ("Kruse") filed a lawsuit against Caterpillar in United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies. Kruse seeks monetary damages, injunctive relief and a finding that the alleged infringement by Caterpillar was willful. Caterpillar denies Kruse's allegations, believes they are without merit, and has filed a counterclaim seeking a declaration from the court that Caterpillar does not infringe Kruse's patents and that the patents are invalid and unenforceable. The counterclaim filed by Caterpillar is pending and no trial date is currently scheduled. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

In a letter dated November 15, 2004, the Environmental Protection Agency (EPA) proposed a civil penalty of $641,392 to Caterpillar for the alleged failure to comply with certain requirements of the Federal Clean Air Act. The EPA alleges that Caterpillar constructed a facility in Emporia, Kansas, and failed to comply with Section 112(g)(2)(B) of the Clean Air Act. Caterpillar sold the Emporia facility in December 2002. We are seeking a settlement of this matter with all concerned parties and, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

During the second quarter of 2005, the Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are vigorously disputing this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

During the first quarter of 2006, the World Trade Organization (WTO) found that the transitional and grandfathering provisions for extraterritorial income exclusion, under the American Jobs Creation Act of 2004, do not satisfy the United States' obligation to "withdraw" prohibited export subsidies. The WTO result will allow the European Union, beginning in May 2006, to impose already authorized sanctions at a fourteen percent level on certain U.S. origin goods. If imposed, we do not expect such sanctions to have a material impact on our consolidated financial position, liquidity or results of operations.

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

Caterpillar is a highly integrated company. The majority of our profit centers are product focused. They are primarily responsible for the design, manufacture and ongoing support of their products. However, some of these product focused profit centers also have marketing responsibilities. We also have geographically-based profit centers that are focused primarily on marketing. However, most of these profit centers also have some manufacturing responsibilities. One of our profit centers provides various financial services to our customers and dealers. The service center divisions perform corporate functions and provide centralized services.

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

In the first quarter of 2006, certain costs that were reconciling items in prior years are now charged to business segments. In addition, we made several organizational changes that impacted our segment reporting. No individual segment was materially impacted as a result of the changes and prior period amounts have been restated to conform to the current period presentation.

Due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 22.

Business Segments Three Months Ended March 31, (Millions of dollars)

	Machinery and Engines
2006	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$634	$(8)	$1,078	$526	$(57)	$632	$3,119	$1,246	$1,509	$8,679	$798	$9,477
Inter-segment sales & revenues	-	2,854	-	47	1,945	433	95	7	4,052	9,433	1	9,434

Total sales and revenues	$634	$2,846	$1,078	$573	$1,888	$1,065	$3,214	$1,253	$5,561	$18,112	$799	$18,911

Depreciation and amortization	$1	$27	$-	$5	$42	$12	$-	$2	$107	$196	$167	$363
Imputed interest expense	$2	$12	$1	$5	$12	$7	$2	$-	$65	$106	$236	$342
Accountable profit (loss)	$24	$441	$65	$32	$169	$86	$129	$25	$533	$1,504	$178	$1,682
Accountable assets at March 31, 2006	$273	$1,639	$212	$635	$1,720	$968	$14	$117	$8,901	$14,479	$27,222	$41,701
Capital Expenditures	$-	$29	$-	$3	$34	$7	$-	$1	$110	$184	$263	$447

	Machinery and Engines
2005	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$591	$2	$1,103	$458	$(59)	$487	$2,492	$1,093	$1,537	$7,704	$680	$8,384
Inter-segment sales & revenues	-	2,212	2	239	1,692	366	89	7	3,772	8,379	-	8,379

Total sales and revenues	$591	$2,214	$1,105	$697	$1,633	$853	$2,581	$1,100	$5,309	$16,083	$680	$16,763

Depreciation and amortization	$-	$22	$-	$5	$39	$12	$1	$2	$85	$166	$159	$325
Imputed interest expense	$2	$10	$1	$5	$12	$6	$-	$1	$61	$98	$176	$274
Accountable profit (loss)	$37	$273	$37	$7	$87	$49	$24	$28	$407	$949	$129	$1,078
Accountable assets at December 31, 2005	$257	$1,579	$93	$595	$1,675	$878	$31	$47	$8,598	$13,753	$26,815	$40,568
Capital Expenditures	$-	$27	$-	$2	$35	$5	$-	$1	$71	$141	$239	$380

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Three Months Ended March 31, 2006:
Total external sales and revenues from business segments	$8,679	$798	$-	$9,477
Other	64	(52)	(97)[1]	(85)

Total sales and revenues	$8,743	$746	$(97)	$9,392

Three Months Ended March 31, 2005:
Total external sales and revenues from business segments	$7,704	$680	$-	$8,384
Other	85	(68)	(62)[1]	(45)

Total sales and revenues	$7,789	$612	$(62)	$8,339

[1] Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Three Months Ended March 31, 2006:
Total accountable profit from business segments	$1,504	$178	$1,682
Corporate costs	(221)	-	(221)
Timing	(70)	-	(70)
Methodology differences:
Inventory/cost of sales	(76)	-	(76)
Postretirement benefit expense	(81)	-	(81)
Financing costs	(20)	-	(20)
Equity in profit of unconsolidated affiliated companies	(16)	(1)	(17)
Currency	5	-	5
Other methodology differences	(5)	4	(1)
Other	(8)	-	(8)

Total profit before taxes	$1,012	$181	$1,193

Three Months Ended March 31, 2005:
Total accountable profit from business segments	$949	$129	$1,078
Corporate costs	(169)	-	(169)
Timing	(11)	-	(11)
Methodology differences:
Inventory/cost of sales	(17)	-	(17)
Postretirement benefit expense	(97)	-	(97)
Financing costs	7	-	7
Equity in profit of unconsolidated affiliated companies	(12)	(2)	(14)
Currency	8	-	8
Other methodology differences	6	5	11
Other	3	-	3

Total profit before taxes	$667	$132	$799

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

March 31, 2006:
Total accountable assets from business segments	$14,479	$27,222	$-	$41,701
Items not included in segment assets:
Cash and short-term investments	648	158	-	806
Intercompany receivables	226	42	(268)	-
Trade and other receivables	403	-	-	403
Investment in unconsolidated affiliated companies	401	-	-	401
Investment in Financial Products	3,398	-	(3,398)	-
Deferred income taxes and prepaids	3,279	101	(350)	3,030
Intangible assets and other assets	1,687	-	-	1,687
Service center assets	924	-	-	924
Liabilities included in segment assets	1,411	11	-	1,422
Inventory methodology differences	(2,448)	-	-	(2,448)
Other	214	(183)	-	31

Total assets	$24,622	$27,351	$(4,016)	$47,957

December 31, 2005:
Total accountable assets from business segments	$13,753	$26,815	$-	$40,568
Items not included in segment assets:
Cash and short-term investments	951	157	-	1,108
Intercompany receivables	310	67	(377)	-
Trade and other receivables	332	-	-	332
Investment in unconsolidated affiliated companies	407	-	-	407
Investment in Financial Products	3,253	-	(3,253)	-
Deferred income taxes and prepaids	3,282	100	(340)	3,042
Intangible assets and other assets	1,692	-	-	1,692
Service center assets	892	-	-	892
Liabilities included in segment assets	1,242	14	-	1,256
Inventory methodology differences	(2,300)	-	-	(2,300)
Other	173	(101)	-	72

Total assets	$23,987	$27,052	$(3,970)	$47,069

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported record first quarter 2006 sales and revenues of $9.392 billion and record first-quarter profit of $840 million, or $1.20 per share. Sales and revenues increased 13 percent, and profit per share was up 48 percent compared with the first quarter of 2005.

We are very pleased with our performance in the first quarter; it's a great beginning to the year. Our operating profit continues to improve as material costs were relatively flat, and we're realizing the cumulative benefit of price actions implemented over the last 18 months. Further, we are working to improve our production capability with better material flow from suppliers and a steady reduction in supply chain bottlenecks. Collectively, Caterpillar people are focused on execution in the areas of safety, product quality and inventory turns, and we're leveraging 6 Sigma in order to realize significant gains in these areas.

Sales and revenues increased $1.053 billion from the first quarter a year ago. Of the increase, $587 million was from improved price realization, $511 million was due to higher sales volume and $99 million was from higher Financial Products revenues. The effect of currency on sales was negative $144 million, primarily due to a weaker Euro.

First-quarter profit increased $259 million, or $0.39 per share, from first quarter 2005. The increase was largely due to improved price realization and higher sales volume, partially offset by an increase in core operating costs.

Caterpillar's first-quarter operating cash flow was $527 million, an increase of $348 million compared with the first quarter of 2005.

Underlying business conditions and demand for our products continue to be strong. The fundamental strength of the industries we serve—notably global mining, infrastructure construction, oil and gas, and energy—continued to improve. These favorable market conditions, combined with Caterpillar people and dealers, allow us to serve customers with unparalleled product support and compete successfully in the global economy.

We are raising our 2006 profit outlook to a range of $4.85 to $5.20 per share, up from $4.04 per share in 2005. The previous outlook forecasted 2006 profit in a range of $4.65 to $5.00 per share. The forecast for sales and revenues in 2006 is about $40 billion—unchanged from the prior outlook and up from $36.339 billion in 2005.

Strong underlying fundamentals are in place, and we believe this is a business cycle that has staying power. With our enterprise strategy and 2010 goals in place, Team Caterpillar is fully prepared to take advantage of the continued robust demand in the markets we serve.

Note: Glossary of terms included on pages 28-30; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between first quarter 2005 (at left) and first quarter 2006 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for first quarter 2006 were $9.392 billion, up $1.053 billion, or 13 percent, from first quarter 2005. Machinery volume was up $324 million, Engines volume was up $187 million, price realization improved $587 million and currency had a negative impact on sales of $144 million, primarily due to a weaker Euro. In addition, Financial Products revenues increased $99 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

1st Quarter 2006
Machinery	$6,112	13%	$3,528	20%	$1,280	(6%)	$582	32%	$722	7%
Engines[1]	2,631	10%	1,282	7%	795	7%	236	50%	318	10%
Financial Products[2]	649	18%	455	17%	90	3%	45	45%	59	40%

	$9,392	13%	$5,265	17%	$2,165	(1%)	$863	37%	$1,099	9%

1st Quarter 2005
Machinery	$5,400		$2,928		$1,355		$440		$677
Engines[1]	2,389		1,200		743		157		289
Financial Products[2]	550		390		87		31		42

	$8,339		$4,518		$2,185		$628		$1,008

[1] Does not include internal engine transfers of $570 million and $510 million in 2006 and 2005, respectively. Internal engine transfers are valued at prices comparable to those for unrelated parties.
[2] Does not include revenues earned from Machinery and Engines of $97 million and $62 million in 2006 and 2005, respectively.

Machinery Sales—Sales were $6.112 billion, an increase of $712 million, or 13 percent, from first quarter 2005.

·	Price realization increased $474 million
·	Sales volume increased $324 million
·	Currency impact reduced sales $86 million
·	For all geographic regions, dealer reported inventories adjusted for price were up
·	Worldwide, and for most geographic regions, dealer reported inventories in months of supply were down

The volume increase resulted from continued growth in sales through our dealer network, reflecting increased investment in infrastructure construction, mining and nonresidential building. The improvement in price realization in all regions was largely a result of price increases in the second quarter of 2005 and the first quarter of 2006.

North America—Sales increased $600 million, or 20 percent.

·	Price realization increased $310 million
·	Sales volume increased $290 million

U.S. economic growth rebounded from the slowdown in the fourth quarter of 2005, and most key industries the company serves continued to enjoy rising demand and favorable prices. The value of contracts for commercial construction surged during the quarter, causing nonresidential building construction to strengthen. Funding as a result of the Federal Highway Bill has increased new contracts and construction. Sharply higher metals prices and a sizable increase in coal production supported mining investment. Housing starts improved in the first quarter and were up slightly from those of a year earlier.

EAME—Sales decreased $75 million, or 6 percent.

·	Price realization increased $57 million
·	Sales volume decreased $42 million
·	Currency impact reduced sales $90 million

The volume decline occurred in Europe and resulted from slow shipments due to a large number of models undergoing new product introduction. For many remaining models, volume increased in response to improving economic conditions in Europe. Africa/Middle East and the Commonwealth of Independent States (CIS) continued strong growth, benefiting from higher energy and metals prices and increased infrastructure investment.

Latin America—Sales increased $142 million, or 32 percent.

·	Price realization increased $55 million
·	Sales volume increased $79 million
·	Currency impact increased sales $8 million

Low interest rates and higher capital inflows led to good economic growth, which increased construction spending. High metals prices have encouraged rapid growth in mining investment, benefiting larger machine sales.

Asia/Pacific—Sales increased $45 million, or 7 percent.

·	Price realization increased $52 million
·	Sales volume decreased $3 million
·	Currency impact reduced sales $4 million

The decline in sales volume occurred largely in Indonesia as the dealer reduced inventory in response to lower deliveries in the last half of 2005. Largely offsetting the decline in Indonesia, China continued to recover from a collapse in late 2004, and mining growth continued in India and Australia.

Engines Sales—Sales were $2.631 billion in first quarter—up 10 percent from first quarter 2005.

·	Price realization increased $113 million
·	Sales volume increased $187 million
·	Currency impact reduced sales $58 million
·	Dealer reported inventories adjusted for price were up
·	Dealer reported inventories in months of supply were down

The improvement in price realization was largely a result of price increases in the second quarter of 2005 and the first quarter of 2006.

North America—Sales increased $82 million, or 7 percent.

·	Sales into petroleum applications increased 46 percent from surging demand for gas drilling, gas compression and well servicing applications.
·	Sales into industrial applications increased 18 percent as a result of higher demand for auxiliary power unit engines for on-highway trucks.
·	Sales into electric power increased 8 percent with continued demand growth for data, communications and standby generator set applications.
·	Sales for marine applications increased 9 percent with ongoing growth in demand for workboat engines.
·
Sales into on-highway applications increased 1 percent. While the on-highway truck industry remained strong, engine sales were impacted by some continued reduction in finished engine inventory at truck Original Equipment Manufacturers (OEMs).

EAME—Sales increased $52 million, or 7 percent.

·	Sales into electric power increased 10 percent, primarily due to improvement in demand for standby generator sets.
·	Sales into marine applications increased 16 percent as a result of higher deliveries for oceangoing vessels.
·	Sales for industrial applications declined 11 percent primarily due to reduced demand for agricultural equipment.
·	Sales into petroleum applications declined 13 percent, reflecting reduced sales for turbines and turbine-related services.

Latin America—Sales increased $79 million, or 50 percent.

·	Sales for petroleum applications increased 58 percent. Sales of turbines and turbine-related services were strong as a result of increased investment in oil production, particularly in Mexico.
·	Sales for electric power increased 30 percent with strong demand in the Caribbean for generator sets to support business contingency planning as well as communications applications.
·	Sales for marine applications doubled in support of increased workboat activity.
·	Sales for on-highway applications increased 24 percent. With increased investment in trucks and strong market acceptance of Caterpillar engines in Mexico.

Asia/Pacific—Sales increased $29 million, or 10 percent.

·	Sales for marine applications increased 77 percent, primarily from increased deliveries for oceangoing vessels.
·	Sales for industrial applications increased 15 percent.
·	Sales for petroleum applications increased 3 percent. Increased sales of reciprocating engines for drill rigs were partially offset by reduced sales of turbines and turbine-related services.
·	Sales into electric power declined 18 percent with reduction in demand for small to mid-sized generator sets.

Financial Products Revenues —Revenues were $649 million in the first quarter, an increase of $99 million, or 18 percent, from first quarter 2005.

·	Growth in earning assets increased revenues $43 million.
·	The impact of higher interest rates on new and existing finance receivables at Cat Financial added $33 million.
·	Cat Insurance and Cat Power Ventures revenues increased $17 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between first quarter 2005 (at left) and first quarter 2006 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Operating profit in first quarter 2006 improved $462 million, or 61 percent, from last year, driven by higher price realization and sales volume, partially offset by higher core operating costs.

Core operating costs rose $303 million from first quarter 2005, primarily due to a $170 million increase in manufacturing costs. About two-thirds, or $110 million, of the manufacturing cost increase was attributable to higher period manufacturing costs. The majority of the increase resulted from costs incurred to support 12 percent higher sales. These items include costs to support increased capacity, inflation on labor costs, on-going repairs and maintenance, depreciation and energy costs. The remainder of the manufacturing cost increase is a result of higher variable costs. The variable cost increases resulted from volume-related inefficiencies due to operating at near capacity levels in many of our facilities. Non-manufacturing core operating costs were up $133 million as a result of higher Selling, General and Administrative (SG&A) and Research and Development (R&D) expenses to support significant new product programs and growth.

Operating Profit by Principal Line of Business
(Millions of dollars)	1st Quarter 2005	1st Quarter 2006	Change $	Change %

Machinery[1]	$496	$837	$341	69%
Engines[1]	183	294	111	61%
Financial Products	124	170	46	37%
Consolidating Adjustments	(47)	(83)	(36)

Consolidated Operating Profit	$756	$1,218	$462	61%

[1] Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

·
Machinery operating profit of $837 million was up $341 million, or 69 percent, from first quarter 2005. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs and stock-based compensation expense.

·
Engines operating profit of $294 million was up $111 million, or 61 percent, from first quarter 2005. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs and stock-based compensation expense.

·
Financial Products operating profit of $170 million was up $46 million, or 37 percent, from first quarter 2005. The increase was primarily due to a $20 million impact from the continued growth of earning assets and a $15 million impact from improved net yield on earning assets at Cat Financial. In addition, Cat Financial had $7 million higher net gain on returned or repossessed equipment.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three Months Ended March 31,
(Millions of dollars)	2006	2005

North America Geographic Region	$4,810	$4,128
Sales included in the Power Systems Marketing segment	(926)	(803)
Sales included in the Electric Power segment	(146)	(134)
Company owned dealer sales included in the All Other segment	(202)	(201)
Other[1]	(417)	(498)

North America Marketing external sales	$3,119	$2,492

EAME Geographic Region	$2,075	$2,098
Sales included in the Power Systems Marketing segment	(152)	(146)
Sales included in the Electric Power segment	(288)	(223)
Other[1]	(557)	(626)

EAME Marketing external sales	$1,078	$1,103

Latin America Geographic Region	$818	$597
Sales included in the Power Systems Marketing segment	(43)	(34)
Sales included in the Electric Power segment	(9)	(17)
Other[1]	(134)	(59)

Latin America external sales	$632	$487

Asia/Pacific Geographic Region	$1,040	$966
Sales included in the Power Systems Marketing segment	(125)	(110)
Sales included in the Electric Power segment	(83)	(84)
Other[1]	(198)	(181)

Asia/Pacific Marketing external sales	$634	$591

[1] Mostly represents external sales of the All Other segment.

OTHER PROFIT/LOSS ITEMS

·
Other income/expense was income of $43 million compared with income of $108 million in first quarter 2005. The decrease was due primarily to the absence of $49 million in gains from foreign currency hedges recognized in the first quarter of 2005.

·
The provision for income taxes in the first quarter reflects an estimated annual tax rate of 31 percent for 2006 compared to 29 percent for the first quarter 2005 and 29.5 percent (excluding discrete items) for the full-year 2005. The increase is primarily due to a change in our geographic mix of profits as well as the impact of the phase-out provision of the American Jobs Creation Act permitting only 60 percent of Extraterritorial Income Exclusion (ETI) benefits in 2006.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123R) using the modified prospective transition method. The modified prospective transition method requires compensation expense to be recognized in the financial statements for all awards granted after the date of adoption as well as for the unvested portion of previously granted awards outstanding as of the date of adoption. Prior to the date of adoption of SFAS 123R, we used the intrinsic-value based method, as described in Accounting Principles Board No. 25, to account for stock options and no compensation expense was recognized in association with our stock awards. Pro forma profit and profit per share as if we had applied the fair value method were previously disclosed in the footnotes in accordance with SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosures."

In anticipation of the adoption of SFAS 123R, we did not modify the terms of any previously granted options. Our stock incentive plans provide for the granting of nonqualified options and stock-settled stock appreciation rights (SARs) to officers, directors and key employees of the company. Options granted prior to 2004 vested at the rate of one-third per year over the three-year period following the date of grant. In anticipation of delaying vesting until three years after the grant date for future grants, the 2004 grant was vested on December 31, 2004. In order to better align our employee stock option program with the overall market, the number of options granted in 2005 was significantly reduced from the previous year. In response to this decrease, we elected to immediately vest the 2005 grant. To further align our stock award program with the overall market, we adjusted our 2006 grant by reducing the overall number of employee awards granted in the first quarter of 2006 and utilizing a mix of SARs and option awards. The 2006 grant is generally exercisable three years after the date of grant. At grant, all awards have a term life of ten years. Upon retirement, the term life is reduced to a maximum of five remaining years.

We expect the application of the expensing provisions of SFAS 123R will result in a pretax expense of approximately $140 million in 2006. As a result of our vesting decisions discussed above, a full complement of expense related to stock-based compensation will not be recognized in our results of operations until 2009. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our stock-based compensation plans will range from approximately $170 million in 2007 to approximately $220 million in 2009.

We use a lattice-based option-pricing model to estimate the fair value of options and SARs granted. The adoption of SFAS 123R reduced operating profit for the first quarter of 2006 by $34 million and reduced profit after-tax by $22 million ($0.03 per share basic and $0.02 per share diluted). At March 31, 2006, $203 million of expense with respect to unvested stock-based awards has yet to be recognized and will be expensed over a weighted-average period of 2.9 years.

GLOSSARY OF TERMS

1.	Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.

2.	Core Operating Costs - Machinery and Engines variable manufacturing cost change adjusted for volume and change in period costs. Excludes the impact of currency and stock-based compensation.

3.
Currency - With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar. With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar. Currency includes the impacts on sales and operating profit for the Machinery and Engines lines of business only; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses. With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results.

4.	EAME - Geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

5.	Earning Assets - These assets consist primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.

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

7.
Financial Products - A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance), Caterpillar Power Ventures Corporation (Cat Power Ventures) and their respective subsidiaries. Cat Financial provides a wide range of financing alternatives to customers and dealers for Caterpillar machinery and engines, Solar gas turbines as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. Cat Power Ventures is an investor in independent power projects using Caterpillar power generation equipment and services.

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

11.
Manufacturing Costs - Manufacturing costs represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines and supplies that are consumed in the manufacturing process. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machine and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management. Excludes the impact of currency and stock-based compensation.

12.	M&E Other Operating Expenses - Comprised primarily of gains (losses) on disposal of long-lived assets, long-lived asset impairment charges and impairment of goodwill.

13.	Period Costs - Comprised of Machinery and Engines period manufacturing costs, SG&A expense and R&D expense. Excludes the impact of currency and stock-based compensation.

14.	Price Realization - The impact of net price changes excluding currency. Includes the impact of changes in the relative weighting of sales between geographic regions.

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

16.
Stock-Based Compensation - As required by Statement of Financial Accounting Standards 123R, we began expensing stock-based compensation awards in 2006. Compensation cost is based on the fair value of the award on the date of grant. Our awards consist of stock options and stock-settled stock appreciation rights (SARs).

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

18.
2010 Goals - The company's 2010 goals are a part of its enterprise strategy to achieve its "Vision 2020", which was made public on October 31, 2005. The 2010 goals are grouped under the "3Ps" of people, performance, and profitable growth. The people goals include a highly engaged workforce and world-class safety. The performance goals are related to quality and market leadership and product and service parts availability. Profitable growth goals include the 2010 sales and revenues target and a goal for earnings per share growth.

Liquidity & Capital Resources

Sources of funds

We generate our capital resources primarily through operations. Consolidated operating cash flow was $527 million in the first quarter of 2006, compared with $179 million in the first quarter of 2005. The increase of $348 million is primarily the result of higher profitability. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 45.

Total debt as of March 31, 2006, was $25.87 billion, an increase of $123 million from year-end 2005. Debt related to Machinery and Engines of $3.80 billion decreased $134 million. Debt related to Financial Products of $22.07 billion increased $257 million due to growth at Cat Financial. We have three global credit facilities with a syndicate of banks totaling $5.75 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at March 31, 2006 was $5.15 billion. A five-year facility of $1.63 billion expires in September 2010, and a five-year facility of $2.50 billion expires in September 2009. A 364-day facility of $1.63 billion expires in September 2006. The facility expiring in September 2006 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2006 that would mature in September 2007. At March 31, 2006, there were no borrowings under these lines. Our total credit commitments as of March 31, 2006 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products

Credit lines available:
Global credit facility	$5,750	$600	$5,150
Other external	2,240	937	1,303

Total credit lines available	7,990	1,537	6,453
Less: Global credit facility supporting commercial paper	4,813	180	4,633
Less: Utilized credit	445	148	297

Available credit	$2,732	$1,209	$1,523

We do not generate material funding through structured finance transactions.

Machinery and Engines

Net cash provided by operating activities was $538 million compared with cash used by operating activities of $114 million for the same period a year ago. The favorable change is due to higher profit and lower working capital requirements. Operating cash flow was negatively impacted by higher inventory in the first quarters of 2005 and 2006. We typically build inventories in the first quarter in preparation for the second quarter, which historically is a seasonally strong quarter for end-user deliveries. In 2006, some of the inventory build was a result of a high level of new product introductions; we had the material but were slow in ramping up delivery on some of the new products.

Pursuant to the share repurchase program authorized by the Board of Directors in October 2003, $738 million was spent to purchase 10.5 million shares in the first quarter of 2006. We received $253 million related to 9.2 million shares issued for stock options exercised in the first quarter of 2006. There were 670 million shares outstanding at the end of the first quarter 2006. The goal of the share repurchase program, which expires in October 2008, is to reduce the company's outstanding shares to 640 million.

Capital expenditures, excluding equipment leased to others, during the three months ended March 31, 2006 were $226 million, an increase of $68 million from the same period a year ago. The increase is a result of increased spending to support growth and new product introductions.

Financial Products

Operating cash flow was $236 million in the first quarter 2006, compared with $313 million for the same period a year ago. Cash used to purchase equipment leased to others was $257 million in the first quarter of 2006; the increase of $19 million from the same period in 2005 was the result of growth at Cat Financial. In addition, net cash used for finance receivables was $348 million through the first quarter of 2006, compared to $666 million in the first quarter of 2005.

Financial Products total borrowings were $22.07 billion at March 31, 2006, an increase of $257 million from December 31, 2005 due to financing a higher amount of assets. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At March 31, 2006, finance receivables past due over 30 days were 1.58 percent, compared with 1.91 percent at the end of March 31, 2005. The allowance for credit losses was 1.35 percent of finance receivables, net of unearned income at March 31, 2006, compared to 1.38 percent at March 31, 2005. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $8 million and $5 million for the three months ended March 31, 2006 and 2005, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, warranty liability, stock-based compensation, and reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. These assumptions are reviewed at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

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

Stock-based compensation - We use a lattice-based option-pricing model to calculate the fair value of our stock awards. The calculation of the fair value of the awards using the lattice-based option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

·
Volatility is a measure of the amount by which the stock price is expected to fluctuate each year during the expected life of the award and is based on historical and current implied volatilities from traded options on Caterpillar stock. The implied volatilities from traded options are impacted by changes in market conditions. An increase in the volatility would result in an increase in our expense.

·
The expected term represents the period of time that awards granted are expected to be outstanding and is an output of the lattice-based option-pricing model. In determining the expected term of the award, future exercise and forfeiture patterns are estimated from Caterpillar employee historical exercise behavior. These patterns are also affected by the vesting conditions of the award. Changes in the future exercise behavior of employees or in the vesting period of the award could result in a change in the expected term. An increase in the expected term would result in an increase to our expense.

·
The dividend yield is based on Caterpillar's historical dividend yields. As holders of stock-based awards do not receive dividend payments, this could result in employees retaining the award for a longer period of time if dividend yields decrease or exercising the award sooner if dividend yields increase. A decrease in the dividend yield would result in an increase in our expense.

·
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at time of grant. As the risk-free interest rate increases, the expected term increases, resulting in an increase in our expense.

Stock-based compensation expense recognized during the period is based on the value of the number of awards that are expected to vest. In determining the stock-based compensation expense to be recognized, a forfeiture rate is applied to the fair value of the award. This rate represents the number of awards that are expected to be forfeited prior to vesting and is based on Caterpillar employee historical behavior. Changes in the future behavior of employees could impact this rate. A decrease in this rate would result in an increase in our expense.

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

·
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

·
The assumed discount rate is used to discount future benefit obligations back to today's dollars. The U.S. discount rate is based on the Moody's Aa bond yield as of our measurement date, November 30, and represents the rate at which our benefit obligations could effectively be settled. To validate the discount rate, a detailed analysis of the individual plans' expected cash flows is made annually. This involves analyzing Caterpillar's projected cash flows against a high quality bond yield curve, calculated using a wide population of corporate Aa bonds. The modeled discount rate that results from matching the aggregate expected future cash flow from the Caterpillar benefit plans to the yield curve of high quality corporate bonds is consistent with the annualized Moody's Aa rate. A similar process is used to determine the assumed discount rate for our non-U.S. plans. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and expense.

·
The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. It represents average long-term salary increases. This rate is influenced by our long-term compensation policies. An increase in the rate would increase our obligation and expense.

·
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

Post-sale discount reserve - The company extends numerous merchandising programs that provide discounts to dealers or OEMs as products are sold to end users. The reserve is determined based on historical data adjusted for known changes in merchandising programs. Discounts paid may differ from those estimated if actual program usage is higher or lower than our historical or expected rates.

Credit loss reserve - Management's ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss. Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings as well as general information regarding industry trends and the general economic environment.

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value we estimate current fair market value of collateral and factor in credit enhancements such as additional collateral and third party guarantees. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio, primarily using probabilities of default and an estimate of associated losses. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

While management believes it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, changes in economic conditions or other factors might cause changes in the financial health of our customers which could change the timing and level of payments received thus necessitate a change to our estimated losses.

Income tax reserve - Despite our belief that our tax return positions are consistent with applicable tax law, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating our tax reserves. Our reserves are adjusted in light of changing facts and circumstances, such as the progress of our tax audits. Our income tax expense includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest and penalties. Unfavorable adjustments to our tax filing position for issues included in our tax reserves would require use of our cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

EMPLOYMENT

Caterpillar's worldwide employment was 86,984 in first quarter 2006 compared with 79,988 in first quarter 2005. The increase was primarily due to about 3,500 hourly labor additions to support higher volume, 2,100 salaried and management additions to support higher volume, new product introductions and growth of our services businesses and about 1,400 employee additions through acquisitions, mainly in our Caterpillar Logistics operations.

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

The amount recorded for environmental cleanup is not material and is included in "Accrued expenses" in the Consolidated Statement of Financial Position. We cannot estimate costs on sites in the very early stages of cleanup. Currently, we have several sites in the very early stages of cleanup, and there is no more than a remote chance that a material amount for cleanup at any individual site or at all sites in the aggregate will be required.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues and intellectual property rights. Although it is not possible to predict with certainty the outcome of these legal actions or the range of probable loss, we believe that these legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity or results of operations.

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges, among other things, that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of March 31, 2006, the net past due receivable from Navistar regarding the foregoing and included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. As of March 31, 2006, the net past due receivables for the foregoing, included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On September 30, 2005, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois. The lawsuit states that it arises out of the May 31, 1988 Purchase Agreement described above. The Complaint alleges, among other things, that Caterpillar procured the May 31, 1988 Purchase Agreement by fraudulently misrepresenting or concealing information related to the business of selling fuel injectors to International, and that Caterpillar breached the Purchase Agreement. International's Complaint does not specify the amount of damages being sought. Caterpillar intends to defend itself vigorously in this case.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On May 7, 2002, International commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet ("term sheet") (the "first lawsuit"). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003 the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005 International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the "second lawsuit"). The second lawsuit contained allegations similar to the allegations contained in the first lawsuit. International also alleged in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005 International voluntarily dismissed its complaint in the first lawsuit. The second lawsuit has been consolidated with Caterpillar's counterclaims from the first lawsuit. Trial is currently scheduled to begin during the third quarter of 2006. This case is not related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On September 29, 2004 Kruse Technology Partnership ("Kruse") filed a lawsuit against Caterpillar in United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies. Kruse seeks monetary damages, injunctive relief and a finding that the alleged infringement by Caterpillar was willful. Caterpillar denies Kruse's allegations, believes they are without merit, and has filed a counterclaim seeking a declaration from the court that Caterpillar does not infringe Kruse's patents and that the patents are invalid and unenforceable. The counterclaim filed by Caterpillar is pending and no trial date is currently scheduled. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

In a letter dated November 15, 2004, the Environmental Protection Agency (EPA) proposed a civil penalty of $641,392 to Caterpillar for the alleged failure to comply with certain requirements of the Federal Clean Air Act. The EPA alleges that Caterpillar constructed a facility in Emporia, Kansas, and failed to comply with Section 112(g)(2)(B) of the Clean Air Act. Caterpillar sold the Emporia facility in December 2002. We are seeking a settlement of this matter with all concerned parties and, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

During the second quarter of 2005, the Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are vigorously disputing this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

During the first quarter of 2006, the World Trade Organization (WTO) found that the transitional and grandfathering provisions for extraterritorial income exclusion, under the American Jobs Creation Act of 2004, do not satisfy the United States' obligation to "withdraw" prohibited export subsidies. The WTO result will allow the European Union, beginning in May 2006, to impose already authorized sanctions at a fourteen percent level on certain U.S. origin goods. If imposed, we do not expect such sanctions to have a material impact on our consolidated financial position, liquidity or results of operations.

Retirement Benefits

We recognized pension expense of $80 million for the three months ended March 31, 2006, as compared to $96 million for the three months ended March 31, 2005. The decrease in expense was primarily a result of the impact of expected asset returns on plan assets, partially offset by the amortization of actuarial losses resulting largely from a declining discount rate. SFAS 87, "Employers' Accounting for Pensions" requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation. This increase is amortized into earnings as an actuarial loss. SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are amortized into earnings as actuarial gains and losses. At the end of 2005, unrecognized actuarial losses related to pensions were $3.82 billion. The majority of the unrecognized actuarial losses are due to declining discount rates in recent years.

Other postretirement benefit expense was $92 million for the three months ended March 31, 2006, as compared to $89 million for the three months ended March 31, 2005. The increase in expense is primarily the result of the amortization of actuarial losses resulting from a declining discount rate, partially offset by the impact of expected asset returns on plan assets and changes to the U.S. salaried and management other postretirement benefit plan (discussed below). Unrecognized actuarial losses for other postretirement benefit plans were $1.60 billion at the end of 2005. These losses mainly reflect a declining discount rate and an increase in expected health care inflation.

The unrecognized actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes and other factors that impact these expenses. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2005, the average remaining service period of active employees was 11 years for our U.S. pension plans, 12 years for our non-U.S. pension plans and 8 years for other postretirement benefit plans. We expect our amortization of net actuarial losses to increase approximately $70 million in 2006 as compared to 2005, primarily because of a decrease in the discount rate.

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

In April 2005, amendments were made to our U.S. salaried and management other postretirement benefit plan that increase employee cost sharing and resulted in a decrease in the benefit obligation of approximately $190 million. The decrease will be amortized into earnings on a straight-line basis over 9 years, the average remaining service period of active employees impacted by the plan change. In addition, there will be an ongoing decrease in expense as a result of the benefit changes. For the three months ended March 31, 2006, the other postretirement benefit expense decreased by $6 million. The full year 2006 annual expense will decrease approximately $24 million (continuing until the plan change is fully amortized) as compared to the full year 2005 decrease of $18 million.

We made approximately $20 million of contributions to certain non-U.S. pension plans during the first three months ended March 31, 2006 and we currently anticipate additional contributions of approximately $10 million during the year. Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2006, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans, which may or may not include the previously reported $200 million cash contribution to our other postretirement plans. We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis. The data has been grouped as follows:

Consolidated - Caterpillar Inc. and its subsidiaries.

Machinery and Engines - The Machinery and Engines data contained in the schedules on pages 36 to 41 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Regulation G. These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures. Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

Financial Products - Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 36 to 41 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$8,743	$8,743	$-	$-
Revenues of Financial Products	649	-	746	(97)[2]

Total sales and revenues	9,392	8,743	746	(97)

Operating costs:
Cost of goods sold	6,552	6,552	-	-
Selling, general and administrative expenses	821	724	103	(6)[3]
Research and development expenses	307	307	-	-
Interest expense of Financial Products	232	-	233	(1)[4]
Other operating expenses	262	29	240	(7)[3]

Total operating costs	8,174	7,612	576	(14)

Operating profit	1,218	1,131	170	(83)

Interest expense excluding Financial Products	68	68	-	-
Other income (expense)	43	(51)	11	83 [5]

Consolidated profit before taxes	1,193	1,012	181	-

Provision for income taxes	370	309	61	-

Profit of consolidated companies	823	703	120	-

Equity in profit (loss) of unconsolidated affiliated companies	17	16	1	-
Equity in profit of Financial Products' subsidiaries	-	121	-	(121)[6]

Profit	$840	$840	$121	$(121)

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
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At March 31, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Assets:
Current assets:
Cash and short-term investments	$806	$648	$158	$-
Receivables - trade and other	8,124	2,969	384	4,771 [2,3]
Receivables - finance	6,351	-	11,354	(5,003)[3]
Deferred and refundable income taxes	345	277	68	-
Prepaid expenses	2,150	2,138	31	(19)[4]
Inventories	5,858	5,858	-	-

Total current assets	23,634	11,890	11,995	(251)

Property, plant and equipment - net	7,884	5,098	2,786	-
Long-term receivables - trade and other	965	303	36	626 [2,3]
Long-term receivables - finance	10,550	-	11,212	(662)[3]
Investments in unconsolidated affiliated companies	546	522	24	-
Investments in Financial Products subsidiaries	-	3,398	-	(3,398)[5]
Deferred income taxes	760	1,058	33	(331)[6]
Intangible assets	431	425	6	-
Goodwill	1,433	1,433	-	-
Other assets	1,754	495	1,259	-

Total assets	$47,957	$24,622	$27,351	$(4,016)

Liabilities
Current liabilities:
Short-term borrowings	$5,773	$728	$5,142	$(97)[7]
Accounts payable	3,661	3,562	235	(136)[8]
Accrued expenses	2,685	1,648	1,056	(19)[9]
Accrued wages, salaries and employee benefits	1,613	1,605	8	-
Customer advances	520	520	-	-
Dividends payable	-	-	-	-
Deferred and current income taxes payable	722	638	90	(6)[6]
Long-term debt due within one year	4,725	387	4,338	-

Total current liabilities	19,699	9,088	10,869	(258)
Long-term debt due after one year	15,370	2,714	12,691	(35)[7]
Liability for postemployment benefits	3,011	3,011	-	-
Deferred income taxes and other liabilities	915	847	393	(325)[6]

Total liabilities	38,995	15,660	23,953	(618)

Stockholders' equity
Common stock	2,063	2,063	863	(863)[5]
Treasury stock	(5,193)	(5,193)	-	-
Profit employed in the business	12,648	12,648	2,318	(2,318)[5]
Accumulated other comprehensive income	(556)	(556)	217	(217)[5]

Total stockholders' equity	8,962	8,962	3,398	(3,398)

Total liabilities and stockholders' equity	$47,957	$24,622	$27,351	$(4,016)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of receivables between Machinery and Engines and Financial Products.
[3] Reclassification of Machinery and Engines trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4] Elimination of Machinery and Engines insurance premiums that are prepaid to Financial Products.
[5] Elimination of Financial Products equity which is accounted for on Machinery and Engines on the equity basis.
[6] Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[7] Elimination of debt between Machinery and Engines and Financial Products.
[8] Elimination of payables between Machinery and Engines and Financial Products.
[9] Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets:
Current assets:
Cash and short-term investments	$1,108	$951	$157	$-
Receivables - trade and other	7,526	2,833	419	4,274	[2,3]
Receivables - finance	6,442	-	11,058	(4,616)	[3]
Deferred and refundable income taxes	344	276	68	-
Prepaid expenses	2,146	2,139	26	(19)	[4]
Inventories	5,224	5,224	-	-

Total current assets	22,790	11,423	11,728	(361)

Property, plant and equipment - net	7,988	5,067	2,921	-
Long-term receivables - trade and other	1,037	301	36	700	[2,3]
Long-term receivables - finance	10,301	-	11,036	(735)	[3]
Investments in unconsolidated affiliated companies	565	526	39	-
Investments in Financial Products subsidiaries	-	3,253	-	(3,253)	[5]
Deferred income taxes	768	1,057	32	(321)	[6]
Intangible assets	424	418	6	-
Goodwill	1,451	1,451	-	-
Other assets	1,745	491	1,254	-

Total assets	$47,069	$23,987	$27,052	$(3,970)

Liabilities
Current liabilities:
Short-term borrowings	$5,569	$871	$4,897	$(199)	[7]
Accounts payable	3,471	3,347	261	(137)	[8]
Accrued expenses	2,617	1,605	1,038	(26)	[9]
Accrued wages, salaries and employee benefits	1,845	1,826	19	-
Customer advances	395	395	-	-
Dividends payable	168	168	-	-
Deferred and current income taxes payable	528	448	84	(4)	[6]
Long-term debt due within one year	4,499	340	4,159	-

Total current liabilities	19,092	9,000	10,458	(366)
Long-term debt due after one year	15,677	2,752	12,960	(35)	[7]
Liability for postemployment benefits	2,991	2,991	-	-
Deferred income taxes and other liabilities	877	812	381	(316)	[6]

Total liabilities	38,637	15,555	23,799	(717)

Stockholders' equity
Common stock	1,859	1,859	875	(875)	[5]
Treasury stock	(4,637)	(4,637)	-	-
Profit employed in the business	11,808	11,808	2,197	(2,197)	[5]
Accumulated other comprehensive income	(598)	(598)	181	(181)	[5]

Total stockholders' equity	8,432	8,432	3,253	(3,253)

Total liabilities and stockholders' equity	$47,069	$23,987	$27,052	$(3,970)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of receivables between Machinery and Engines and Financial Products.
[3] Reclassification of Machinery and Engines trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4] Elimination of Machinery and Engines insurance premiums that are prepaid to Financial Products.
[5] Elimination of Financial Products equity which is accounted for on Machinery and Engines on the equity basis.
[6] Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
[7] Elimination of debt between Machinery and Engines and Financial Products.
[8] Elimination of payables between Machinery and Engines and Financial Products.
[9] Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For the Three Months Ended March 31, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$840	$840	$121	$(121)[2]
Adjustments for non-cash items:
Depreciation and amortization	400	235	165	-
Undistributed profit of Financial Products	-	(121)	-	121	[3]
Other	10	7	(84)	87	[4]
Changes in assets and liabilities:
Receivables - trade and other	(463)	(175)	50	(338)[4,5]
Inventories	(618)	(618)	-	-
Accounts payable and accrued expenses	216	225	(14)	5	[4]
Other assets - net	(4)	(7)	(7)	10	[4]
Other liabilities - net	146	152	5	(11)[4]

Net cash provided by (used for) operating activities	527	538	236	(247)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(233)	(226)	(7)	-
Expenditures for equipment leased to others	(252)	-	(257)	5	[4]
Proceeds from disposals of property, plant and equipment	208	3	205	-
Additions to finance receivables	(2,346)	-	(8,566)	6,220	[5]
Collection of finance receivables	2,220	-	7,946	(5,726)[5]
Proceeds from the sale of finance receivables	17	-	272	(255)[5]
Net intercompany borrowings	-	102	3	(105)[6]
Investments and acquisitions (net of cash acquired)	(4)	(4)	-	-
Proceeds from sale of available-for-sale securities	76	4	72	-
Investments in available-for-sale securities	(118)	(14)	(104)	-
Other - net	117	14	115	(12)[7]

Net cash provided by (used for) investing activities	(315)	(121)	(321)	127

Cash flow from financing activities:
Dividends paid	(168)	(168)	-	-
Common stock issued, including treasury shares reissued	253	253	(12)	12	[7]
Treasury shares purchased	(738)	(738)	-	-
Excess tax benefit from stock-based compensation	81	81	-	-
Net intercompany borrowings	-	(3)	(102)	105	[6]
Proceeds from debt issued (original maturities greater than three months)	2,084	29	2,055	-
Payments on debt (original maturities greater than three months)	(2,830)	(7)	(2,823)	-
Short-term borrowings (original maturities three months or less) - net	806	(174)	980	-

Net cash provided by (used for) financing activities	(512)	(727)	98	117

Effect of exchange rate changes on cash	(2)	7	(12)	3	[8]

Increase (Decrease) in cash and short-term investments	(302)	(303)	1	-
Cash and short-term investments at beginning of period	1,108	951	157	-

Cash and short-term investments at end of period	$806	$648	$158	$-

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products profit after tax due to equity method of accounting.
[3] Non-cash adjustment for the undistributed earnings from Financial Products.
[4] Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5] Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6] Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7] Change in investment and common stock related to Financial Products.
[8] Elimination of the effect of exchange on intercompany balances.

Caterpillar Inc. Supplemental Data for Cash Flow For the Three Months Ended March 31, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$581	$581	$88	$(88)[2]
Adjustments for non-cash items:
Depreciation and amortization	372	213	159	-
Undistributed profit of Financial Products	-	(88)	-	88 [3]
Other	(68)	(69)	(46)	47 [4]
Changes in assets and liabilities:
Receivables - trade and other	(228)	(216)	24	(36)[4,5]
Inventories	(555)	(555)	-	-
Accounts payable and accrued expenses	96	48	79	(31)[4]
Other assets - net	21	(23)	(7)	51 [4]
Other liabilities - net	(40)	(5)	16	(51)[4]

Net cash provided by (used for) operating activities	179	(114)	313	(20)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(165)	(158)	(7)	-
Expenditures for equipment leased to others	(238)	-	(238)	-
Proceeds from disposals of property, plant and equipment	131	4	127	-
Additions to finance receivables	(2,251)	-	(7,090)	4,839 [5]
Collection of finance receivables	1,597	-	6,414	(4,817)[5]
Proceeds from sale of finance receivables	10	-	10	-
Net intercompany borrowings	-	(109)	(569)	678 [6]
Investments and acquisitions (net of cash acquired)	1	1	-	-
Proceeds from sale of available-for-sale securities	62	5	57	-
Investments in available-for-sale securities	(133)	(5)	(128)	-
Other - net	43	(8)	51	-

Net cash provided by (used for) investing activities	(943)	(270)	(1,373)	700

Cash flow from financing activities:
Dividends paid	(141)	(141)	-	-
Common stock issued, including treasury shares reissued	154	154	-	-
Treasury shares purchased	(357)	(357)	-	-
Net intercompany borrowings	-	569	109	(678)[6]
Proceeds from debt issued (original maturities greater than three months)	3,675	207	3,468	-
Payments on debt (original maturities greater than three months)	(2,707)	(16)	(2,691)	-
Short-term borrowings (original maturities three months or less) - net	183	11	172	-

Net cash provided by (used for) financing activities	807	427	1,058	(678)

Effect of exchange rate changes on cash	29	33	(2)	(2)[7]

Increase (Decrease) in cash and short-term investments	72	76	(4)	-
Cash and short-term investments at beginning of period	445	270	175	-

Cash and short-term investments at end of period	$517	$346	$171	$-

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products profit after tax due to equity method of accounting.
[3] Non-cash adjustment for the undistributed earnings from Financial Products.
[4] Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5] Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6] Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7] Elimination of the effect of exchange on intercompany balances.

2006 Sales Outlook

We are maintaining our forecast of about 10 percent growth in company sales and revenues this year, setting a new record of $40 billion.

·
Most central banks have begun raising interest rates, and further increases this year are likely. However, we expect banks will remain cautious, and both short-term and long-term interest rates will remain lower than those prevailing in the upturns of the late 1990s.

·
Available data suggest most economies started the year strong, and we forecast worldwide economic growth of more than 3.5 percent in 2006, marginally better than in 2005. An improvement in Europe and further strengthening in Japan will offset slower growth in the United States. Developing countries, benefiting from favorable commodity prices, low interest rates and growing world trade, should turn in the fourth consecutive year of strong growth.

·
The current recovery, characterized by record corporate profits, positive stock markets and inadequate capacity in many basic industries, has favored investment over consumer spending. We anticipate those conditions will remain in place and that investment sectors will outperform overall economies.

·
Base metals prices increased further during the first quarter, the result of continued good demand, low inventories and mine production difficulties. Price increases over the past four years were so large that some fallback is likely. However, we do not anticipate a price decline severe enough to cause mining companies to scale back investments.

·
Inadequate capacity and periodic political tensions are keeping upward pressure on crude oil prices; prices in 2006 should average slightly higher than in 2005. As a result, we expect further growth in exploration, drilling, pipeline expenditures and oil sands development, benefiting both machine and engine sales.

·
Housing construction is expected to decline in the United States due to higher mortgage interest rates. Elsewhere, housing construction should benefit from low interest rates, rising incomes and higher home prices.

·
Nonresidential building construction spending and investments in standby electric power should increase in 2006 to support growing economies. Positives include low long-term interest rates, good corporate profits and higher office rental rates.

·	Infrastructure spending should also increase, the result of increased federal highway funding in the United States and income gains from higher commodity prices in the developing countries.

·	Increases in both oceangoing freight and offshore petroleum activity have led to healthy order backlogs at oceangoing and support vessel shipyards, a boost to marine engine sales.

North America (United States and Canada)

·	The U.S. Federal Reserve raised interest rates on March 28 and indicated at least one more increase is coming. We believe the Fed Funds rate will peak at 5.25 percent this year.

·
We estimate interest rates are too high to keep the economy growing at its potential and that economic growth will slow. A strong first quarter should allow full-year growth of slightly over 3 percent.

·
In the last three years, U.S. production of capital goods increased much faster than did production of consumer goods, the result of good corporate profits, low interest rates and aged capital stocks. We expect those favorable factors will largely remain in place this year, and investment goods industries should continue to perform well.

·
Housing starts probably peaked in the first quarter, and we anticipate that higher mortgage interest rates will reduce 2006 starts to about 1.9 million units. A high rate of household formations and strong demand for second homes should partially offset higher mortgage rates.

·
Contracts for commercial construction, net of inflation, surged 28 percent in the first quarter of this year, and construction spending rose 11 percent in the first two months. Investment in nonresidential structures should increase at least 5 percent this year, driven by favorable financing conditions, rising prices for commercial properties and the need to upgrade existing capacity.

·
Passage of the highway bill last year led to a higher flow of federal funds, and the real value of highway contracts awarded increased 12 percent in the first quarter of 2006. We expect highway contracting to increase about 7 percent in 2006.

·
Mine production of base metals in the United States dropped 6 percent in the first quarter. The need to improve production capabilities should drive another large increase in exploration and development spending this year.

·
Coal production increased more than 4 percent in the first quarter of 2006, reversing last year's decline. We expect coal production should increase about 4 percent this year as a result of favorable coal prices, depleted utility coal stockpiles and increased electricity production.

·
Warmer than normal winter weather allowed natural gas prices to decline below year-earlier prices in March, even though the recovery from last year's hurricanes is not complete. High oil prices and concerns about another hurricane season likely will keep pressure on gas prices and encourage exploration and development, a boost to engine sales.

·
Production of on-highway trucks should be up slightly this year, primarily due to growth in heavy-duty truck sales. Truck demand should benefit from growth in freight movements, better trucking company profits and ordering in advance of 2007 emission standards.

·
The Bank of Canada completed its seventh interest rate hike, but with inflation below target for the past two years the hikes should be about finished. We forecast the Canadian economy will grow more than 3 percent this year, an improvement over last year. Construction and tar sands development should continue to do well, and mine production should rebound from last year's decline.

·
We are anticipating the 2007 Class 8 North American truck industry to drop from approximately 315,000 units in 2006 to approximately 190,000 to 220,000 units in 2007, due to indications that fleets are engaging in a pre-buy prior to the 2007 regulations.

EAME

·
Signs of a long-awaited recovery in the Euro-zone economy are emerging. Industrial production rose 2.5 percent in January, and industrial orders are up even more. Surveys show businesses are much more optimistic.

·
The European Central Bank reacted quickly to signs of recovery and raised interest rates twice since early December. The bank signaled more rate increases are coming, despite few signs of inflation. While these increases entail some risk, we believe the economy has sufficient momentum to grow about 2 percent this year—the fastest since 2000.

·
The economic environment in Europe should favor investment and construction. Corporate profits are up, stock markets are booming and long-term interest rates are lower than a year earlier. Housing construction should increase again in 2006, and both nonresidential building and infrastructure construction orders started to rise last year.

·
We project the Africa/Middle East region will have economic growth of over 5 percent in 2006, about the same as in 2005. Good economic growth, along with the income generated from higher energy and metals prices, should benefit construction and investment.

·
Economic growth in the CIS has benefited from low interest rates, increased exports and growth in oil production. Those factors remain in place and should support 6 percent economic growth this year. Investment grew faster than the overall economy the past three years and should continue doing so this year.

Latin America

·	Both Mexico and Brazil reduced interest rates in the first quarter, and we expect additional decreases. Other countries raised interest rates but from some of the lowest rates in years.

·	Major economies started the year strong; low interest rates, increased capital inflows and favorable commodity prices should support over 4 percent economic growth in 2006.

·
Significant mine development is underway, and the surge in metals and energy prices this year likely will support further development. Increased mining investment has required more infrastructure development, and commercial construction has increased in response to better economic growth. We expect both trends will continue this year.

Asia/Pacific

·
Many key countries raised interest rates several times, and the outlook is for only limited increases the rest of this year. Some of the more aggressive in raising interest rates—Indonesia and New Zealand—probably will cut interest rates before the end of the year. Overall, interest rates should remain low enough to support about 6.5 percent economic growth in 2006.

·
Exchange rates changed little over the past year, and the region's trade surplus with the rest of the world increased more than 50 percent. Trade frictions have increased, but we do not anticipate any actions leading to significant currency appreciations or trade disruptions. With world trade increasing, exports should again support economic growth in 2006.

·
Asian contract prices for thermal coal are settling about 5 percent lower than last year; coking coal contract prices, about 10 percent lower. However, both contract prices will remain well above 2004 prices, which should encourage increased production and investment.

·	Expenditures for metals exploration increased 21 percent last year but were well below the 1997 peak. Higher metals prices and growth in output should encourage more investment in mine capacity.

·	Low interest rates, increased property prices in some countries and continued good economic growth should keep construction spending growing.

Financial Products Revenues

·	We expect continued growth in Financial Products for 2006. Revenues are expected to increase approximately 18 percent versus 2005, primarily due to higher average earning assets in 2006.

Sales and Revenues Outlook

(Millions of dollars)	2005	2006	%
	Actual	Outlook	Change

Machinery and Engines
North America	$17,709	$19,850	12%
EAME	8,860	9,300	5%
Latin America	3,024	3,200	6%
Asia/Pacific	4,413	4,900	11%

Total Machinery and Engines	34,006	37,250	10%

Financial Products[1]	2,333	2,750	18%

Total	$36,339	$40,000	10%

[1] Does not include revenues earned from Machinery and Engines of $350 million and $317 million in 2006 and 2005, respectively.

[1] The PPS outlook is between $4.85 and $5.20. The above chart illustrates operating profit at the midpoint of this profit range. Each of the stair steps in the chart may individually vary within the outlook range.

[2] Other includes the impact of currency, consolidating adjustments, M&E other operating expenses and the effects of rounding.

2006 Outlook - Profit

We expect profit per share to be in the range of $4.85 to $5.20, up between 20 percent to 29 percent from 2005. The year is expected to benefit from improved price realization and higher sales volume, partially offset by core operating cost increases and stock-based compensation expense.

About half of the expected core operating cost increase is from manufacturing costs and about half from SG&A and R&D. Manufacturing costs are expected to be higher due to an increase of about 1 percent in material costs and an increase in period manufacturing costs.

SG&A and R&D are expected to be higher in support of growth and new product programs to support the growth envisioned by Caterpillar's long-term strategy.

Incentive compensation expense at the midpoint of our outlook range for 2006 is expected to be approximately $470 million compared to $505 million in 2005.

Excluding discrete items, we expect the effective tax rate for 2006 will increase approximately 1.5 percentage points from the full year 2005 rate due to a change in geographic mix in profit and the continued phase-out of ETI. The American Jobs Creation Act provides for the phase-out of ETI with 80 percent of benefit in 2005, 60 percent of benefit in 2006 and complete phase-out in 2007.

Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our first-quarter 2006 10-Q are forward-looking and involve uncertainties that could significantly impact results. The words "believes", "expects", "estimates", "anticipates", "will be", "should" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

World Economic Factors

Our projection for over 3.5 percent growth in the world economy in 2006 assumes central banks will cautiously raise interest rates so as not to slow growth too much. Low interest rates, good economic growth and favorable commodity prices should encourage further growth in both construction and mining. Should central banks raise interest rates aggressively and slow world economic growth, our Machinery and Engines sales likely would be weaker.

We expect the U.S. Federal Reserve will raise the Federal Funds rate to 5.25 percent this year, causing economic growth later in the year to slow below its potential. However, good corporate profits, lower interest rates than in the past cycle and a need to replace aged capital stocks should support continued good growth in investment. Should financial conditions tighten sufficiently to slow economic growth below three percent or corporate profits weaken, expected improvements in Machinery and Engines sales likely would be lower than projected.

Our projection of increased sales of Machinery and Engines in Europe, Africa, Middle East (EAME) in 2006 assumes economic conditions in Europe - rising corporate profits, booming stock markets and low interest rates - will benefit investment and construction. In both Africa and Middle East (AME) and the Commonwealth of Independent States (CIS), good economic growth and high commodity prices will support growth in construction and mining. Key risks are significant interest rate increases in the Eurozone that would slow the European economy or a worldwide collapse in commodity prices. Those developments would likely negatively impact our results.

We expect that low interest rates, increased capital inflows, and favorable commodity prices will maintain Latin American economic growth at over four percent, benefiting both Machinery and Engines sales. This forecast is vulnerable to a significant weakening in commodity prices, widespread increases in interest rates or political disruptions.

In Asia/Pacific, we project economic growth will be about 6.5 percent in 2006, the result of low interest rates, competitive exchange rates and growing world trade. Fast economic growth and increased property prices should support construction and favorable coal and metals prices should encourage increased mining investment. The projected increase in Machinery and Engines sales is vulnerable to reduced demand for coal and iron ore, significant revaluations of regional currencies, restrictions on regional exports and sharp interest rate hikes.

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

Financial Products Division Factors
Inherent in the operation of Cat Financial is the credit risk associated with its customers. The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of our interest payments and the value of our fixed rate debt. Our "match funding" policy addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio (loans and leases with customers and dealers) within pre-determined ranges on an ongoing basis. To achieve our match funding objectives, we issue debt with a similar interest rate profile to our receivables and also use interest rate swap agreements to manage our interest rate risk exposure to interest rate changes and in some cases to lower our cost of borrowed funds. If interest rates move upward more sharply than anticipated, our financial results could be negatively impacted. Cat Financial's results are also dependent upon the demand for Caterpillar machinery and engines; our marketing, operational and administrative support; and competition from other finance companies. With respect to our insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of our investment portfolio, thus requiring a negative adjustment to earnings.

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

The environment remains competitive from a pricing standpoint. Our 2006 sales outlook assumes that the company is successful in implementing worldwide machine price actions communicated to dealers with an effective date of January 2006. While we expect that the environment will continue to absorb these price actions, changes in the marketplace acceptance would negatively impact our results. Moreover, additional price discounting to maintain our competitive position could result in lower than anticipated realization.

Our sales and results are generally sensitive to changes in economic growth, particularly those originating in construction, mining and energy. Developments reducing such activities also tend to lower our sales. In addition to the factors mentioned above, our sales and results could be negatively impacted by any of the following:

·	Any sudden drop in consumer or business confidence;
·	Delays in legislation needed to fund public construction;
·	Regulatory or legislative changes that slow activity in key industries; and/or
·	Unexpected collapses in stock markets.

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

Changes in internal control over financial reporting

During the first quarter 2006, Caterpillar implemented new requisition to pay business processes and enabling technologies for purchases of non-inventoried goods and services. Also during the first half of 2006, Caterpillar is implementing a global treasury system at our six core treasury centers. The system will support Funding, Risk Management and Cash Operations processes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues and intellectual property rights. Although it is not possible to predict with certainty the outcome of these legal actions or the range of probable loss, we believe that these legal actions will not individually or in the aggregate have a material impact on our consolidated financial position, liquidity or results of operations.

On September 29, 2004 Kruse Technology Partnership ("Kruse") filed a lawsuit against Caterpillar in United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies. Kruse seeks monetary damages, injunctive relief and a finding that the alleged infringement by Caterpillar was willful. Caterpillar denies Kruse's allegations, believes they are without merit, and has filed a counterclaim seeking a declaration from the court that Caterpillar does not infringe Kruse's patents and that the patents are invalid and unenforceable. The counterclaim filed by Caterpillar is pending and no trial date is currently scheduled. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 1A. Business Risk Factors

An investment in our securities involves a number of risk and uncertainties. You should carefully consider the following risks, together with the cautionary statement under the caption "SAFE HARBOR STATEMENT UNDER THE SECURITIES LITIGATION REFORM ACT OF 1995" in Item 2G of this report and the other information included in this report, before purchasing our securities. The risks described below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations. If any of the following risks actually occurs, our business, financial condition or results of operation could be adversely affected. In such case, the trading price of our securities could decline and you may lose all or part of your investment.

Interest Rates
The U. S. Federal Reserve Board has raised interest rates at 15 consecutive meetings and, while hinting the tightening cycle is about over, has not clearly specified at what rate it plans to stop. Overall economic growth has slowed; however, business investment and manufacturing continue to perform strongly. Should the Fed decide to continue with several more rate increases, prospects for business investment and manufacturing could deteriorate sufficiently to impact sales opportunities. Housing construction would also be vulnerable to further interest rate increases. In the Eurozone, any additional interest rate increases there could halt an economic recovery that just started in the last half of 2005, jeopardizing a modest improvement in sales.

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

Continued economic growth will increase demand for commodities, particularly oil. The oil industry has little spare production capacity and significant production occurs in countries experiencing some political instability. Should political instability worsen sufficiently to disrupt oil supplies, lack of oil and the resulting higher prices could disrupt economic activity. An interruption in economic growth could adversely impact customer demand for Machinery and Engines.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1-31, 2006	778,000	$59.46	778,000	34,012,338	[1]
February 1-28, 2006	4,164,000	70.19	4,164,000	33,374,898	[1]
March 1-31, 2006	5,508,000	72.61	5,508,000	29,630,016	[1]

Total	10,450,000	$70.67	10,450,000

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

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1-31, 2006	5,545	$55.63	NA	NA
February 1-28, 2006	-	-	NA	NA
March 1-31, 2006	13,252	73.13	NA	NA

Total	18,797	$67.97

[1] Represents shares delivered back to issuer for the payment of taxes resulting from the release of restricted stock.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees. As of March 31, 2006, those plans had approximately 11,610 participants in the aggregate. During the first quarter of 2006, approximately 427,280 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some non-U.S. plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Exhibits
Exhibits:
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.
May 3, 2006	/s/James W. Owens	Chairman of the Board and Chief Executive Officer

(James W. Owens)

May 3, 2006	/s/David B. Burritt	Vice President and Chief Financial Officer

(David B. Burritt)

May 3, 2006	/s/Bradley M. Halverson	Controller and Chief Accounting Officer

(Bradley M. Halverson)

May 3, 2006	/s/James B. Buda	Secretary

(James B. Buda)