Form 10-K/A
period 2005-12-31
CATERPILLAR INC
filed 2006-05-31
CIK 18230

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

Explanatory Note: This amended Annual Report on Form 10-K discloses revised information about the business segments of Caterpillar Inc. to reflect segment reporting methodology and organizational changes made January 1, 2006 and reflected in the first quarter 2006 segment note to the financial statements. No individual segment was materially impacted as a result of the changes and prior period amounts have been revised to conform to the current period presentation.

In addition, the Company reached an agreement to acquire Progress Rail Services, Inc. in May 2006. See Note 28 to the financial statements for additional information.

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

Documents Incorporated by Reference

None

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b)	Exhibits:
13	General and Financial Information for 2005 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC. (Registrant)
May 31, 2006	By:	/s/James B. Buda

James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

May 31, 2006	/s/James W. Owens	Chairman of the Board, Director and Chief Executive Officer

May 31, 2006	/s/Stuart L. Levenick	Group President

May 31, 2006	/s/Douglas R. Oberhelman	Group President

May 31, 2006	/s/Gerald L. Shaheen	Group President

May 31, 2006	/s/Gerard R. Vittecoq	Group President

May 31, 2006	/s/Steven H. Wunning	Group President

May 31, 2006	/s/David B. Burritt	Vice President and Chief Financial Officer

May 31, 2006	/s/Bradley M. Halverson	Controller and Chief Accounting Officer

May 31, 2006	/s/ W. Frank Blount	Director

May 31, 2006	/s/ John R. Brazil	Director

May 31, 2006	/s/ John T. Dillon	Director

May 31, 2006	/s/ Eugene V. Fife	Director

May 31, 2006	/s/ Gail D. Fosler	Director

May 31, 2006	/s/ Juan Gallardo	Director

May 31, 2006	/s/ David R. Goode	Director

May 31, 2006	/s/ Peter A. Magowan	Director

May 31, 2006	/s/ William A. Osborn	Director

May 31, 2006	/s/ Gordon R. Parker	Director

May 31, 2006	/s/ Charles D. Powell	Director

May 31, 2006	/s/ Edward B. Rust, Jr.	Director

May 31, 2006	/s/ Joshua I. Smith	Director