Form 10-Q
period 2006-06-30
CATERPILLAR INC
filed 2006-08-02
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At June 30, 2006, 655,748,473 shares of common stock of the Registrant were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	June 30,
	2006	2005

Sales and revenues:
Sales of Machinery and Engines	$9,956	$8,784
Revenues of Financial Products	649	576

Total sales and revenues	10,605	9,360

Operating costs:
Cost of goods sold	7,416	6,890
Selling, general and administrative expenses	881	789
Research and development expenses	343	268
Interest expense of Financial Products	256	184
Other operating expenses	230	208

Total operating costs	9,126	8,339

Operating profit	1,479	1,021

Interest expense excluding Financial Products	66	65
Other income (expense)	50	90

Consolidated profit before taxes	1,463	1,046

Provision for income taxes	449	315

Profit of consolidated companies	1,014	731

Equity in profit (loss) of unconsolidated affiliated companies	32	29

Profit	$1,046	$760

Profit per common share	$1.58	$1.12

Profit per common share - diluted [1]	$1.52	$1.08

Weighted average common shares outstanding (millions)
- Basic	662.1	678.3
- Diluted [1]	688.5	705.1

Cash dividends declared per common share	$.55	$.46

[1] Diluted by assumed exercise of stock options and SARs, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Six Months Ended
	June 30,
	2006	2005

Sales and revenues:
Sales of Machinery and Engines	$18,699	$16,573
Revenues of Financial Products	1,298	1,126

Total sales and revenues	19,997	17,699

Operating costs:
Cost of goods sold	13,968	13,105
Selling, general and administrative expenses	1,702	1,533
Research and development expenses	650	509
Interest expense of Financial Products	488	354
Other operating expenses	492	421

Total operating costs	17,300	15,922

Operating profit	2,697	1,777

Interest expense excluding Financial Products	134	130
Other income (expense)	93	198

Consolidated profit before taxes	2,656	1,845

Provision for income taxes	819	547

Profit of consolidated companies	1,837	1,298

Equity in profit (loss) of unconsolidated affiliated companies	49	43

Profit	$1,886	$1,341

Profit per common share	$2.83	$1.97

Profit per common share - diluted [1]	$2.72	$1.89

Weighted average common shares outstanding (millions)
- Basic	666.7	680.9
- Diluted [1]	693.8	707.9

Cash dividends declared per common share	$.55	$.46
[1] Diluted by assumed exercise of stock options and SARs, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash and short-term investments	$648	$1,108
Receivables - trade and other	8,679	7,526
Receivables - finance	6,221	6,442
Deferred and refundable income taxes	368	344
Prepaid expenses	2,161	2,146
Inventories	6,254	5,224

Total current assets	24,331	22,790

Property, plant and equipment - net	8,281	7,988
Long-term receivables - trade and other	970	1,037
Long-term receivables - finance	10,801	10,301
Investments in unconsolidated affiliated companies	571	565
Deferred income taxes	692	768
Intangible assets	655	424
Goodwill	1,834	1,451
Other assets	1,770	1,745

Total assets	$49,905	$47,069

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$1,689	$871
Financial Products	5,205	4,698
Accounts payable	3,936	3,412
Accrued expenses	2,782	2,617
Accrued wages, salaries and employee benefits	1,541	1,845
Customer advances	677	454
Dividends payable	197	168
Deferred and current income taxes payable	641	528
Long-term debt due within one year:
Machinery and Engines	129	340
Financial Products	4,330	4,159

Total current liabilities	21,127	19,092

Long-term debt due after one year:
Machinery and Engines	2,736	2,717
Financial Products	13,203	12,960
Liability for postemployment benefits	3,247	2,991
Deferred income taxes and other liabilities	959	877

Total liabilities	41,272	38,637

Stockholders' equity
Common stock of $1.00 par:
Authorized shares: 900,000,000 Issued shares: (6/30/06 and 12/31/05 - 814,894,624) at paid-in amount	2,393	1,859
Treasury stock (6/30/06 - 159,146,151; 12/31/05 - 144,027,405) at cost	(6,613)	(4,637)
Profit employed in the business	13,330	11,808
Accumulated other comprehensive income	(477)	(598)

Total stockholders' equity	8,633	8,432

Total liabilities and stockholders' equity	$49,905	$47,069

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Six Months Ended (Unaudited) (Dollars in millions)
	June 30, 2006		June 30, 2005

Common stock:
Balance at beginning of period	$1,859		$1,231
Common shares issued from treasury stock for stock-based compensation	67		77
Stock-based compensation expense	92		-
Tax benefits from stock-based compensation	148		58
Common shares issued from treasury stock for Progress Rail acquisition	227		-
Impact of 2-for-1 stock split	-		338

Balance at end of period	2,393		1,704

Treasury stock:
Balance at beginning of period	(4,637)		(3,277)
Shares issued for stock-based compensation: 2006 - 12,831,052; 2005 - 9,376,792	283		151
Shares repurchased: 2006 - 33,291,700; 2005 - 18,473,200	(2,411)		(839)
Shares issued for Progress Rail acquisition: 2006 - 5,341,902	152		-

Balance at end of period	(6,613)		(3,965)

Profit employed in the business:
Balance at beginning of period	11,808		9,937
Profit	1,886	$1,886	1,341	$1,341
Dividends declared	(364)		(308)
Impact of 2-for-1 stock split	-		(338)

Balance at end of period	13,330		10,632

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	302		489
Aggregate adjustment for period	108	108	(132)	(132)

Balance at end of period	410		357

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 2006-$449; 2005-$485)	(897)		(993)
Aggregate adjustment for period (net of tax of: 2005-$24)	-	-	(45)	(45)

Balance at end of period (net of tax of: 2006-$449; 2005-$509)	(897)		(1,038)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(37)		(48)
Aggregate adjustment for period	1	1	(1)	(1)

Balance at end of period	(36)		(49)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 2006-$13; 2005-$58)	18		110
Gains/(losses) deferred during period (net of tax of: 2006-$23; 2005-$5)	48	48	(10)	(10)
(Gains)/losses reclassified to earnings during period (net of tax of: 2006-$7; 2005-$31)	(17)	(17)	(57)	(57)

Balance at end of period (net of tax of: 2006-$29; 2005-$22)	49		43

Available-for-sale securities:
Balance at beginning of period (net of tax of: 2006-$9; 2005-$10)	16		18
Gains/(losses) deferred during period (net of tax of: 2006-$1; 2005-$2)	(3)	(3)	4	4
(Gains)/losses reclassified to earnings during period (net of tax of: 2006-$9; 2005- $1)	(16)	(16)	(1)	(1)

Balance at end of period (net of tax of: 2006-$2; 2005-$11)	(3)		21

Total accumulated other comprehensive income	(477)		(666)

Comprehensive income		$2,007		$1,099

Stockholders' equity at end of period	$8,633		$7,705

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Six Months Ended
	June 30,
	2006	2005

Cash flow from operating activities:
Profit	$1,886	$1,341
Adjustments for non-cash items:
Depreciation and amortization	802	744
Other	94	(113)
Changes in assets and liabilities:
Receivables - trade and other	(762)	(742)
Inventories	(755)	(674)
Accounts payable and accrued expenses	356	236
Other assets - net	23	(24)
Other liabilities - net	304	228

Net cash provided by (used for) operating activities	1,948	996

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(552)	(402)
Expenditures for equipment leased to others	(532)	(608)
Proceeds from disposals of property, plant and equipment	319	304
Additions to finance receivables	(5,114)	(5,159)
Collections of finance receivables	4,079	3,444
Proceeds from the sale of finance receivables	980	859
Investments and acquisitions (net of cash acquired)	(419)	(8)
Proceeds from sale of available-for-sale securities	219	182
Investments in available-for-sale securities	(296)	(239)
Other - net	167	108

Net cash provided by (used for) investing activities	(1,149)	(1,519)

Cash flow from financing activities:
Dividends paid	(335)	(280)
Common stock issued, including treasury shares reissued	349	278
Treasury shares purchased	(2,411)	(839)
Excess tax benefit from stock-based compensation	120	-
Proceeds from debt issued (original maturities greater than three months)	5,033	6,318
Payments on debt (original maturities greater than three months)	(5,595)	(4,197)
Short-term borrowings (original maturities three months or less) - net	1,564	(467)

Net cash provided by (used for) financing activities	(1,275)	813

Effect of exchange rate changes on cash	16	14

Increase (decrease) in cash and short-term investments	(460)	304

Cash and short-term investments at beginning of period	1,108	445

Cash and short-term investments at end of period	$648	$749

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
Non-cash activities:
On June 19, 2006, Caterpillar acquired 100 percent of the equity in Progress Rail Services, Inc. A portion of the acquisition was financed with 5.3 million shares of Caterpillar stock with a fair value of $379 million as of the acquisition date. See Note 15 on page 27 for further discussion.

See accompanying notes to Consolidated Financial Statements.

Page 6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A. Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six months ended June 30, 2006 and 2005, (b) the consolidated financial position at June 30, 2006 and December 31, 2005, (c) the changes in stockholders' equity for the six months ended June 30, 2006 and 2005, and (d) the consolidated statement of cash flow for the six months ended June 30, 2006 and 2005. The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.
For the three months ended March 31, 2006, our Consolidated Statement of Cash Flow reflected the incorrect classification of interest paid on certain Cat Financial debt (primarily discounts on commercial paper) as a financing, rather than operating activity. The result was a $48 million overstatement of cash provided by operating activities and a $48 million overstatement of cash used for financing activities. This interest paid is properly reflected in the Consolidated Statement of Cash Flow for the six months ended June 30, 2006. Management does not consider this incorrect classification to be material to the Consolidated Statement of Cash Flow for the three months ended March 31, 2006.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto included in our company's annual report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

Comprehensive income is comprised of profit, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities and minimum pension liability. Total comprehensive income for the three months ended June 30, 2006 and 2005 was $1,125 million and $619 million, respectively. Total comprehensive income for the six months ended June 30, 2006 and 2005 was $2,007 million and $1,099 million, respectively. The difference from profit primarily consists of foreign currency translation adjustments and gains on derivative instruments that were reclassified to earnings.

The December 31, 2005 financial position data included herein is derived from the audited consolidated financial statements included in the 2005 Form 10-K.

B. Nature of Operations We operate in three principal lines of business:
(1)
Machinery - A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery - track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telehandlers, skid steer loaders and related parts. Also includes logistics services for other companies and rail related products and services.

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

We expect the application of the expensing provisions of SFAS 123R will result in a pretax expense of approximately $135 million in 2006. As a result of the vesting decisions discussed in Note 3, a full complement of expense related to stock-based compensation will not be recognized in our results of operations until 2009. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our stock-based compensation plans will range from approximately $170 million in 2007 to approximately $220 million in 2009.

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

FIN 48 - In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes - an Interpretation of FASB Statement 109.” FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we will adopt this new accounting standard effective January 1, 2007. We are currently reviewing the impact of FIN 48 on our financial statements. We expect to complete this evaluation before December 31, 2006.

Page 8

3.
Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. SFAS 123R requires all stock-based payments to be recognized in the financial statements based on the grant date fair value of the award. Under the modified prospective transition method, we are required to record stock-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, we used the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method no compensation expense was recognized in association with our stock awards. The following table illustrates the effect on profit and profit per share if we had applied SFAS 123R for the three and six months ended June 30, 2005 using the lattice-based option-pricing model:

(Dollars in millions except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Profit, as reported	$760	$1,341
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11	123

Pro forma profit	$749	$1,218

Profit per share of common stock:
As reported:
Basic	$1.12	$1.97
Diluted	$1.08	$1.89
Pro forma:
Basic	$1.10	$1.79
Diluted	$1.06	$1.72

Stock Incentive Plans

In 1996, stockholders approved the Stock Option and Long-Term Incentive Plan (the 1996 Plan) which primarily provides for the granting of stock options and stock-settled stock appreciation rights (SARs) to officers and other key employees, as well as non-employee directors. Stock options permit a holder to buy Caterpillar stock at the stock's price when the option was granted. SARs permit a holder the right to receive the value in shares of the appreciation in Caterpillar stock that occurred from the date the right was granted up to the date of exercise. The 1996 Plan grants options and SARs that have exercise prices equal to the average price on the date of grant. The 1996 Plan reserved 144 million shares of common stock for issuance (128 million under this plan and 16 million under prior plans). The 1996 Plan expired in April of 2006.

On June 14, 2006, stockholders approved the 2006 Caterpillar Long-Term Incentive Plan (the 2006 Plan). The 2006 non-employee Director’s grant was issued from this plan. The 2006 Plan reserves 37.6 million shares for issuance (20 million under the 2006 Plan and 17.6 million transferred from the 1996 Plan).

Our long-standing practices and policies specify all stock option and SAR awards are approved by the Compensation Committee (Committee) of the Board of Directors on the date of grant. The stock-based award approval process specifies the number of awards granted, the terms of the award and the grant date. The same terms and conditions are consistently applied to all employee grants, including Officers. The Committee approves all individual Officer grants. The number of stock option and SARs included in an individual’s award is determined based on the methodology approved by the Committee. The stockholder approved plan mandates the exercise price methodology as the average of the high and low price of our stock on the date of grant.

Common shares issued under the plans during the three months ended June 30, 2006 and 2005, including treasury shares reissued, totaled 3,618,255 and 4,112,386, respectively. Common shares issued under the plans during the six months ended June 30, 2006 and 2005, including treasury shares reissued, totaled 12,831,052 and 9,376,792, respectively.

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

Our stock-based compensation plans allow for the immediate vesting upon retirement for employees who are 55 years old or older with more than ten years of service and who have fulfilled the requisite service period of six months. Prior to the adoption of SFAS 123R, compensation expense for awards associated with these employees had been recognized in the pro forma net profit over the nominal vesting period. With the adoption of SFAS 123R, compensation expense is now recognized over the period from the grant date to the end date of the requisite service period for employees who meet the immediate vesting upon retirement requirements. For those employees who become eligible for immediate vesting upon retirement subsequent to the requisite service period and prior to the completion of the vesting period, compensation expense is recognized over the period from grant date to the date eligibility is achieved. Application of the nominal vesting period for these employees for the three and six months ended June 30, 2005 did not have a significant impact on the 2005 pro forma profit.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2006 and 2005, the fair value of the grant was estimated using a lattice-based option-pricing model. The lattice-based option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior. Expected volatility was based on historical and current implied volatilities from traded options on our stock. The risk-free rate was based on U.S. Treasury security yields at the time of grant. The dividend yield was based on historical information. The expected life was determined from the lattice-based model. The lattice-based model incorporated exercise and post vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the stock-based awards for the six months ended June 30, 2006 and June 30, 2005, respectively:

	2006		2005

Weighted-average dividend yield	1.79%		2.11%
Weighted-average volatility	26.79%		26.48%
Range of volatilities	26.56 - 26.79%		21.99 - 26.65%
Range of risk-free interest rates	4.34 - 4.64%		2.38 - 4.29%
Weighted-average expected life	8	Years	7	Years

Please refer to Table I and Table II below for additional information on our stock-based awards.

Table I

Stock option/SAR activity during the six months ended June 30, 2006:	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	74,860,582	$32.23
Granted to officers and key employees	9,720,340	$72.05
Granted to outside directors	91,000	$66.77
Exercised	(13,139,370)	$28.68
Forfeited	(143,442)	$52.45

Outstanding at June 30, 2006	71,389,110	$38.31

Options/SARs exercisable at June 30, 2006	61,629,418	$32.99

Stock options/SARs outstanding and exercisable:
	Outstanding				Exercisable

Exercise Prices	# Outstanding at 6/30/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value[1]	# Outstanding at 6/30/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value[1]

$19.20-72.05	71,389,110	7.01	$38.31	$2,561	61,629,418	6.59	$32.99	$2,539
[1] The difference between a stock award's exercise price and the underlying stock's market price at June 30, 2006. Amounts are in millions of dollars.

Of the 9,811,340 awards granted during the six months ended June 30, 2006, 9,479,534 were SARs.

Table II
Additional stock-based award information:
	Three Months Ended June 30,
(Dollars in millions except per share data)	2006	2005

Weighted average fair value per share of stock awards granted	$22.99	$11.76
Intrinsic value of stock awards exercised	$183	$97
Fair value of shares vested	$37	$78

	Six Months Ended June 30,
(Dollars in millions except per share data)	2006	2005

Weighted average fair value per share of stock awards granted	$23.44	$11.95
Intrinsic value of stock awards exercised	$545	$219
Fair value of shares vested	$37	$228

The impact related to stock-based compensation for the three and six months ended June 30, 2006 is shown in the table below:

(Dollars in millions except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Stock-based compensation expense, before tax	$58	$92
Stock-based compensation expense, after tax	$39	$61
Decrease in profit per share of common stock, basic	$0.06	$0.09
Decrease in profit per share of common stock, diluted	$0.04	$0.06
Income tax benefit recognized in net income	$19	$31

Cash received from stock awards exercised	$98	$349
Tax benefit realized from stock awards exercised	$47	$148

The amount of stock-based compensation expense capitalized for the six months ended June 30, 2006 did not have a significant impact on our financial statements. Prior to our adoption of SFAS 123R, stock-based compensation was not capitalized in our pro forma disclosure.

At June 30, 2006, there was $147 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted-average period of approximately 2.7 years.

In accordance with Staff Accounting Bulletin No. 107, we classified stock-based compensation within cost of goods sold, selling, general and administrative expenses and research and development expenses corresponding to the same line item as the cash compensation paid to respective employees, officers and non-employee directors. We do not allocate stock-based compensation to reportable segments.

Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flow. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of the compensation expense recognized for those options (excess tax benefit) to be classified as financing cash flows. For the six months ended June 30, 2006, excess tax benefits of $120 million classified as a financing cash flow would have been classified as an operating cash inflow if we had not adopted SFAS 123R.

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

As of June 30, 2006, $10 million of deferred net gains included in equity ("Accumulated other comprehensive income" in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)" in the Consolidated Statement of Results of Operations) over the next 12 months when earnings are positively/negatively affected by the hedged transactions. As of June 30, 2005, this projected reclassification was a gain of $33 million. These amounts were based on June 30, 2006 and June 30, 2005 exchange rates, respectively. The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2006 or 2005.

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

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended June 30,
(Millions of dollars)	2006	2005

Machinery and Engines:
On undesignated contracts	$7	$6
Financial Products:
On undesignated contracts	$(7)	$22

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Six Months Ended June 30,
(Millions of dollars)	2006	2005

Machinery and Engines:
On undesignated contracts	$19	$16
Financial Products:
On undesignated contracts	$(1)	$34

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

Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. The gain ($9 million at June 30, 2006) is being amortized to earnings ratably over the remaining life of the hedged debt.

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

Our policy allows us to use floating-to-fixed, fixed-to-floating and floating-to-floating interest rate swaps to meet the match funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Financial Products' practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at inception of the swap contract. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Financial Products liquidated fixed-to-floating interest rate swaps during 2006, 2005, 2004, and 2002. The gains ($10 million remaining at June 30, 2006) are being amortized to earnings ratably over the remaining life of the hedged debt.

Gains / (losses) included in current earnings [Other income (expense)]:
	Three Months Ended June 30,
(Millions of dollars)	2006	2005

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$1	$1
Financial Products:
Gain/(loss) on designated interest rate derivatives	(37)	50
Gain/(loss) on hedged debt	37	(50)
Gain/(loss) on liquidated swaps - included in interest expense	2	1

	$3	$2

Gains / (losses) included in current earnings [Other income (expense)]:
	Six Months Ended June 30,
(Millions of dollars)	2006	2005

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$2	$2
Financial Products:
Gain/(loss) on designated interest rate derivatives	(87)	3
Gain/(loss) on hedged debt	87	(3)
Gain/(loss) on liquidated swaps - included in interest expense	4	2

	$6	$4

As of June 30, 2006, $18 million of deferred net gains included in equity ("Accumulated other comprehensive income"), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings ("Interest expense of Financial Products" in the Consolidated Statement of Results of Operations) over the next 12 months. As of June 30, 2005, this projected reclassification was a net gain of $3 million. There were no circumstances where hedge treatment was discontinued during the three or six months ended June 30, 2006 or 2005.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Gains on the undesignated contracts of $3 million and $3 million were recorded in current earnings ("Other income (expense)") for the three months and six months ended June 30, 2006. Losses on the undesignated contracts of $1 million and gains of $2 million were recorded in current earnings ("Other income (expense)") for the three and six months ended June 30, 2005.

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	June 30,	December 31,
	2006	2005

Raw materials	$2,112	$1,689
Work-in-process	981	814
Finished goods	2,913	2,493
Supplies	248	228

Total inventories	$6,254	$5,224

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending March 31) was as follows:

	Results of Operations		Results of Operations
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2006	2005	2006	2005

Sales	$1,108	$1,057	$2,133	$2,023
Cost of sales	879	810	1,694	1,567

Gross profit	$229	$247	$439	$456

Profit (loss)	$69	$58	$108	$92

Caterpillar's profit (loss)	$32	$29	$49	$43

	Financial Position
	June 30,	December 31,
(Millions of dollars)	2006	2005

Assets:
Current assets	$1,681	$1,714
Property, plant and equipment - net	1,073	1,120
Other assets	226	194

	2,980	3,028
Liabilities:
Current liabilities	1,320	1,348
Long-term debt due after one year	276	318
Other liabilities	165	188

	1,761	1,854

Ownership	$1,219	$1,174

Caterpillar's investments in unconsolidated affiliated companies
Investments in equity method companies	$549	$540
Plus: Investments in cost method companies	22	25

Total investments in unconsolidated affiliated companies	$571	$565

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	June 30, 2006	December 31, 2005

Customer Relationships	18	$241	$40
Intellectual property	11	204	206
Other	13	75	33

Total finite-lived intangible assets - gross		520	279
Less: Accumulated amortization		117	107

		403	172
Pension-related		252	252

Intangible assets - net		$655	$424

During the second quarter of 2006, we acquired finite-lived intangible assets of $221 million due to the purchase of Progress Rail Services, Inc. (Progress Rail). See Note 15 for details on the acquisition of these assets. Amortization expense on intangible assets for the three and six months ended June 30, 2006 was $7 million and $13 million, respectively. Amortization expense for the three and six months ended June 30, 2005 was $6 million and $11 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2006	2007	2008	2009	2010	Thereafter

$31	$36	$35	$35	$37	$242

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.

During the first quarter of 2006, we determined that the business outlook for the parts and accessories distribution business of MG Rover Ltd., acquired in 2004, required a specific impairment evaluation. Based on the fair value of the reporting unit calculated by discounting projected cash flows, we determined the reporting unit could no longer support the carrying value of its goodwill. Accordingly, a goodwill impairment charge of $18 million was included in "Other Operating Expenses" in the Consolidated Statement of Results of Operations and reported in the "All Other" segment during the first quarter of 2006. No other goodwill was impaired or disposed of during the three or six months ended June 30, 2006 and 2005.

During the second quarter of 2006, we acquired assets with related goodwill of $401 million as part of the purchase of Progress Rail. See Note 15 for details on the acquisition of these assets. No other goodwill was acquired during the three or six months ended June 30, 2006 and 2005.

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

	June 30, 2006

		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value

Government debt	$333	$(11)	$322
Corporate bonds	498	(14)	484
Equity securities	144	21	165

Total	$975	$(4)	$971

	December 31, 2005

		Unrealized
		Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value

Government debt	$305	$(6)	$299
Corporate bonds	422	(7)	415
Equity securities	146	38	184

Total	$873	$25	$898

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	June 30, 2006

	Less than 12 months [1]		More than 12 months [1]		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$178	$6	$144	$5	$322	$11
Corporate bonds	259	8	185	6	444	14
Equity securities	49	2	-	-	49	2

Total	$486	$16	$329	$11	$815	$27

	December 31, 2005

	Less than 12 months [1]		More than 12 months [1]		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$155	$2	$113	$3	$268	$5
Corporate bonds	220	3	136	4	356	7
Equity securities	31	2	-	-	31	2

Total	$406	$7	$249	$7	$655	$14

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at June 30, 2006, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value

Due in one year or less	$63
Due after one year through five years	$296
Due after five years through ten years	$102
Due after ten years	$345

Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2006 were $144 million and $219 million, respectively. Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2005 were $131 million and $182 million, respectively. Gross gains of $24 million and $30 million, and gross losses of $4 million and $5 million were included in current earnings for the three and six months ended June 30, 2006, respectively. Gross gains of $3 million and $5 million, and gross losses of $1 million and $2 million were included in current earnings for the three and six months ended June 30, 2005, respectively.

9.	Postretirement Benefits

A. Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005

For the three months ended:
Components of net periodic benefit cost:
Service cost	$40	$37	$16	$16	$23	$22
Interest cost	144	137	27	27	76	75
Expected return on plan assets	(200)	(178)	(35)	(26)	(29)	(21)
Amortization of:
Net asset existing at adoption of SFAS 106	-	-	-	-	-	1
Prior service cost [1]	14	14	2	2	(8)	(9)
Net actuarial loss (gain)	58	49	14	12	29	24

Total cost included in results of operations	$56	$59	$24	$31	$91	$92

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005

For the six months ended:
Components of net periodic benefit cost:
Service cost	$80	$75	$32	$30	$47	$44
Interest cost	287	277	54	55	152	150
Expected return on plan assets	(399)	(356)	(70)	(52)	(58)	(43)
Amortization of:
Net asset existing at adoption of SFAS 106	-	-	-	-	1	1
Prior service cost [1]	29	30	3	3	(16)	(12)
Net actuarial loss (gain)	116	99	28	25	57	41

Total cost included in results of operations	$113	$125	$47	$61	$183	$181

Weighted-average assumptions used to determine net cost:
Discount rate	5.6%	5.9%	4.6%	5.2%	5.6%	5.8%
Expected return on plan assets	9.0%	9.0%	7.5%	7.2%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.7%	3.5%	4.0%	4.0%

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

We made $29 million of contributions to certain non-U.S. pension plans during the six months ended June 30, 2006. We have no ERISA (Employee Retirement Income Security Act) funding requirements in 2006. We currently do not anticipate any significant additional contributions during the year. However, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans. At this time, we no longer expect to make an additional cash contribution of $200 million to our postretirement benefit plans in 2006.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended June 30,
(Millions of dollars)	2006	2005

U.S. Plans	$30	$28
Non-U.S. Plans	5	9

	$35	$37

	Six Months Ended June 30,
(Millions of dollars)	2006	2005

U.S. Plans	$88	$61
Non-U.S. Plans	11	13

	$99	$74

10.	Guarantees and Product Warranty

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

Cat Financial has provided a limited indemnity to a third party bank for $37 million resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity. At June 30, 2006 and December 31, 2005, the recorded liability for these guarantees and the limited indemnity was $9 million. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30,	December 31,
	2006	2005

Guarantees with Caterpillar dealers	$432	$434
Guarantees with Customers	77	64
Limited Indemnity	37	40
Guarantees - other	17	16

Total guarantees	$563	$554

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments.

(Millions of dollars)	2006

Warranty liability, January 1	$879
Reduction in liability (payments)	(320)
Increase in liability (new warranties)	313

Warranty liability, June 30	$872

(Millions of dollars)	2005

Warranty liability, January 1	$785
Reduction in liability (payments)	(712)
Increase in liability (new warranties)	806

Warranty liability, December 31	$879

11.	Computations of Profit Per Share

		Three Months Ended June 30,
(Dollars in millions except per share data)		2006	2005

I.	Profit for the period (A):	$1,046	$760

II.	Determination of shares (in millions):
	Weighted average number of common shares outstanding (B)	662.1	678.3
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	26.4	26.8

	Average common shares outstanding for fully diluted computation (C)	688.5	705.1

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.58	$1.12
	Assuming full dilution (A/C)	$1.52	$1.08

		Six Months Ended June 30,
(Dollars in millions except per share data)		2006	2005

I.	Profit for the period (A):	$1,886	$1,341

II.	Determination of shares (in millions):
	Weighted average number of common shares outstanding (B)	666.7	680.9
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	27.1	27.0

	Average common shares outstanding for fully diluted computation (C)	693.8	707.9

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$2.83	$1.97
	Assuming full dilution (A/C)	$2.72	$1.89

12.	Environmental and Legal Matters

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

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges, among other things, that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of June 30, 2006, the net past due receivable from Navistar regarding the foregoing and included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. As of June 30, 2006, the net past due receivables for the foregoing, included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On September 30, 2005, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois. The lawsuit states that it arises out of the Purchase Agreement described above. The complaint alleges, among other things, that Caterpillar procured the Purchase Agreement by fraudulently misrepresenting or concealing information related to the business of selling fuel injectors to International, and that Caterpillar breached the Purchase Agreement. International's complaint does not specify the amount of damages being sought. Caterpillar intends to defend itself vigorously in this case. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On May 7, 2002, International commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet (term sheet) (the first lawsuit). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005, International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the second lawsuit). The second lawsuit contained allegations similar to the allegations contained in the first lawsuit. International also alleged in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005, International voluntarily dismissed its complaint in the first lawsuit. The second lawsuit has been consolidated with Caterpillar's counterclaims from the first lawsuit. On June 2, 2006, the court vacated the trial date, which had been scheduled to begin during the third quarter of 2006. The court has not set a new trial date. This case is not related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On September 29, 2004, Kruse Technology Partnership (Kruse) filed a lawsuit against Caterpillar in the United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe upon certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies. Kruse seeks monetary damages, injunctive relief and a finding that the alleged infringement by Caterpillar was willful. Caterpillar denies Kruse's allegations, believes they are without merit, and has filed a counterclaim seeking a declaration from the court that Caterpillar is not infringing upon Kruse's patents and that the patents are invalid and unenforceable. The counterclaim filed by Caterpillar is pending and no trial date is currently scheduled. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

In November 2004, the U.S. Environmental Protection Agency (EPA) alleged that Caterpillar had constructed a facility in Emporia, Kansas that failed to comply with Section 112(g)(2)(B) of the federal Clean Air Act. Caterpillar sold the Emporia, Kansas facility in December 2002. This matter has now been settled and terminated by Consent Decree, entered on June 12, 2006, in the United States District Court for the District of Kansas, and Caterpillar’s payment of a civil penalty of $300,000 on June 14, 2006. Accordingly, in the opinion of our management, this matter is closed and will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On June 26, 2006, the UK Environment Agency filed a claim against Caterpillar Logistics Services (UK) Ltd. (CLS) before the Leicester & Rutland Magistrates Court. The complaint alleges that CLS failed to follow UK regulations in connection with the handling and disposal of special waste (primarily batteries) from January through September 2005. Eight separate offenses have been cited. CLS is required to appear before the Court on August 3, 2006, to respond to the charges. No claim for monetary penalties has been stated in the complaint. Although the regulations provide for the assessment of fines, we have no basis to determine at what level at this time. We estimate total fines could reach £85,000 (approximately $157,000) should CLS be found to have committed all of the alleged offenses. While CLS intends to defend itself in this action, it is the opinion of our management that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

The Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns during the second quarter of 2005. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are vigorously disputing this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

The World Trade Organization (WTO) previously found that the transitional and grandfathering provisions for extraterritorial income exclusion (ETI), under the American Jobs Creation Act of 2004, did not satisfy the United States' obligation to "withdraw" prohibited export subsidies. The WTO result allowed the European Union to impose already authorized sanctions on certain U.S. origin goods beginning May 16, 2006. The Tax Increase Prevention and Reconciliation Act of 2005, signed by President Bush on May 17, 2006, repealed the grandfathering provisions for ETI. In response, the European Union Trade Commissioner announced the cancellation of sanctions ending the dispute. We were not materially impacted by this resolution.

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

Caterpillar is a highly integrated company. The majority of our profit centers are product focused. They are primarily responsible for the design, manufacture and ongoing support of their products. However, some of these product focused profit centers also have marketing responsibilities. We also have geographically-based profit centers that are focused primarily on marketing. However, one of these profit centers also has some manufacturing responsibilities. One of our profit centers provides various financial services to our customers and dealers. The service center divisions perform corporate functions and provide centralized services.

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

In the first quarter of 2006, we began charging business segments certain costs that previously were reconciling items. In addition, we made several organizational changes that impacted our segment reporting. No individual segment was materially impacted as a result of the changes and prior period amounts have been restated to conform to the current period presentation.

Due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 28.

Business Segments Three Months Ended June 30, (Millions of dollars)

	Machinery and Engines

2006	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$690	$(9)	$1,411	$616	$(39)	$724	$3,328	$1,345	$1,836	$9,902	$830	$10,732
Inter-segment sales & revenues	(1)	3,046	2	63	2,113	497	100	7	4,590	10,417	-	10,417

Total sales and revenues	$689	$3,037	$1,413	$679	$2,074	$1,221	$3,428	$1,352	$6,426	$20,319	$830	$21,149

Depreciation and amortization	$-	$27	$-	$5	$44	$12	$-	$2	$110	$200	$167	$367
Imputed interest expense	$2	$12	$2	$5	$13	$7	$1	$-	$67	$109	$262	$371
Accountable profit (loss)	$21	$466	$56	$45	$202	$93	$147	$27	$693	$1,750	$176	$1,926
Accountable assets at June 30, 2006	$224	$1,658	$222	$607	$1,761	$985	$(13)	$124	$10,249	$15,817	$27,926	$43,743
Capital expenditures	$1	$38	$-	$17	$48	$16	$1	$1	$129	$251	$328	$579

	Machinery and Engines

2005	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$639	$5	$1,185	$528	$(36)	$597	$2,876	$1,234	$1,718	$8,746	$712	$9,458
Inter-segment sales & revenues	-	2,494	1	(142)	1,886	413	102	6	4,012	8,772	-	8,772

Total sales and revenues	$639	$2,499	$1,186	$386	$1,850	$1,010	$2,978	$1,240	$5,730	$17,518	$712	$18,230

Depreciation and amortization	$-	$23	$1	$5	$39	$12	$-	$2	$100	$182	$161	$343
Imputed interest expense	$2	$11	$1	$4	$12	$6	$1	$1	$61	$99	$192	$291
Accountable profit (loss)	$45	$333	$22	$17	$128	$67	$77	$35	$544	$1,268	$149	$1,417
Accountable assets at December 31, 2005	$257	$1,579	$93	$595	$1,675	$878	$31	$47	$8,598	$13,753	$26,815	$40,568
Capital expenditures	$-	$35	$1	$3	$32	$9	$-	$-	$110	$190	$330	$520

Business Segments Six Months Ended June 30, (Millions of dollars)

	Machinery and Engines

2006	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$1,324	$(16)	$2,489	$1,141	$(96)	$1,356	$6,447	$2,591	$3,345	$18,581	$1,628	$20,209
Inter-segment sales & revenues	-	5,900	2	110	4,058	930	195	14	8,644	19,853	1	19,854

Total sales and revenues	$1,324	$5,884	$2,491	$1,251	$3,962	$2,286	$6,642	$2,605	$11,989	$38,434	$1,629	$40,063

Depreciation and amortization	$1	$54	$1	$11	$86	$23	$1	$4	$218	$399	$333	$732
Imputed interest expense	$4	$24	$2	$9	$26	$14	$3	$1	$132	$215	$498	$713
Accountable profit (loss)	$45	$907	$121	$77	$371	$179	$275	$53	$1,225	$3,253	$355	$3,608
Accountable assets at June 30, 2006	$224	$1,658	$222	$607	$1,761	$985	$(13)	$124	$10,249	$15,817	$27,926	$43,743
Capital expenditures	$1	$67	$-	$19	$82	$23	$1	$2	$239	$434	$591	$1,025

	Machinery and Engines

2005	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$1,230	$6	$2,288	$986	$(95)	$1,085	$5,369	$2,327	$3,254	$16,450	$1,392	$17,842
Inter-segment sales & revenues	-	4,706	4	97	3,578	778	191	14	7,784	17,152	1	17,153

Total sales and revenues	$1,230	$4,712	$2,292	$1,083	$3,483	$1,863	$5,560	$2,341	$11,038	$33,602	$1,393	$34,995

Depreciation and amortization	$1	$45	$1	$10	$78	$24	$1	$4	$184	$348	$320	$668
Imputed interest expense	$4	$22	$2	$9	$24	$12	$2	$2	$122	$199	$368	$567
Accountable profit (loss)	$82	$606	$58	$25	$215	$116	$100	$63	$952	$2,217	$278	$2,495
Accountable assets at December 31, 2005	$257	$1,579	$93	$595	$1,675	$878	$31	$47	$8,598	$13,753	$26,815	$40,568
Capital expenditures	$-	$62	$1	$5	$67	$14	$1	$1	$180	$331	$569	$900

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Three Months Ended June 30, 2006:
Total external sales and revenues from business segments	$9,902	$830	$-	$10,732
Other	54	(62)	(119)[1]	(127)

Total sales and revenues	$9,956	$768	$(119)	$10,605

Three Months Ended June 30, 2005:
Total external sales and revenues from business segments	$8,746	$712	$-	$9,458
Other	38	(56)	(80)[1]	(98)

Total sales and revenues	$8,784	$656	$(80)	$9,360

[1] Elimination of Financial Products revenues from Machinery and Engines.
Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Six Months Ended June 30, 2006:
Total external sales and revenues from business segments	$18,581	$1,628	$-	$20,209
Other	118	(114)	(216)[1]	(212)

Total sales and revenues	$18,699	$1,514	$(216)	$19,997

Six Months Ended June 30, 2005:
Total external sales and revenues from business segments	$16,450	$1,392	$-	$17,842
Other	123	(124)	(142)[1]	(143)

Total sales and revenues	$16,573	$1,268	$(142)	$17,699

[1] Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Three Months Ended June 30, 2006:
Total accountable profit from business segments	$1,750	$176	$1,926
Corporate costs	(240)	-	(240)
Timing	(43)	-	(43)
Methodology differences:
Inventory/cost of sales	3	-	3
Postretirement benefit expense	(83)	-	(83)
Financing costs	(31)	-	(31)
Equity in profit of unconsolidated affiliated companies	(32)	-	(32)
Currency	(3)	-	(3)
Other methodology differences	(34)	16	(18)
Other	(16)	-	(16)

Total profit before taxes	$1,271	$192	$1,463

Three Months Ended June 30, 2005:
Total accountable profit from business segments	$1,268	$149	$1,417
Corporate costs	(218)	-	(218)
Timing	(10)	-	(10)
Methodology differences:
Inventory/cost of sales	(8)	-	(8)
Postretirement benefit expense	(98)	-	(98)
Financing costs	(5)	-	(5)
Equity in profit of unconsolidated affiliated companies	(26)	(3)	(29)
Currency	4	-	4
Other methodology differences	(9)	5	(4)
Other	(3)	-	(3)

Total profit before taxes	$895	$151	$1,046

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Six Months Ended June 30, 2006:
Total accountable profit from business segments	$3,253	$355	$3,608
Corporate costs	(461)	-	(461)
Timing	(100)	-	(100)
Methodology differences:
Inventory/cost of sales	(73)	-	(73)
Postretirement benefit expense	(164)	-	(164)
Financing costs	(51)	-	(51)
Equity in profit of unconsolidated affiliated companies	(48)	(1)	(49)
Currency	2	-	2
Other methodology differences	(50)	19	(31)
Other	(25)	-	(25)

Total profit before taxes	$2,283	$373	$2,656

Six Months Ended June 30, 2005:
Total accountable profit from business segments	$2,217	$278	$2,495
Corporate costs	(387)	-	(387)
Timing	(22)	-	(22)
Methodology differences:
Inventory/cost of sales	(25)	-	(25)
Postretirement benefit expense	(196)	-	(196)
Financing costs	2	-	2
Equity in profit of unconsolidated affiliated companies	(38)	(5)	(43)
Currency	12	-	12
Other methodology differences	(1)	10	9
Other	-	-	-

Total profit before taxes	$1,562	$283	$1,845

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

June 30, 2006:
Total accountable assets from business segments	$15,817	$27,926	$-	$43,743
Items not included in segment assets:
Cash and short-term investments	455	193	-	648
Intercompany receivables	300	429	(729)	-
Trade and other receivables	439	-	-	439
Investment in unconsolidated affiliated companies	416	-	(4)	412
Investment in Financial Products	3,590	-	(3,590)	-
Deferred income taxes and prepaids	3,224	113	(355)	2,982
Intangible assets and other assets	1,688	-	-	1,688
Service center assets	905	-	-	905
Liabilities included in segment assets	1,510	12	-	1,522
Inventory methodology differences	(2,438)	-	-	(2,438)
Other	239	(235)	-	4

Total assets	$26,145	$28,438	$(4,678)	$49,905

December 31, 2005:
Total accountable assets from business segments	$13,753	$26,815	$-	$40,568
Items not included in segment assets:
Cash and short-term investments	951	157	-	1,108
Intercompany receivables	310	67	(377)	-
Trade and other receivables	332	-	-	332
Investment in unconsolidated affiliated companies	407	-	-	407
Investment in Financial Products	3,253	-	(3,253)	-
Deferred income taxes and prepaids	3,282	100	(340)	3,042
Intangible assets and other assets	1,692	-	-	1,692
Service center assets	892	-	-	892
Liabilities included in segment assets	1,242	14	-	1,256
Inventory methodology differences	(2,300)	-	-	(2,300)
Other	173	(101)	-	72

Total assets	$23,987	$27,052	$(3,970)	$47,069

14.	Asset Securitizations

During the second quarter of 2006, Cat Financial securitized retail installment sale contracts and finance leases into a public asset-backed securitization facility. Cat Financial securitizes retail installment sales contracts and finance leases into public asset- backed securitization facilities that are qualifying special purpose entities and thus, in accordance with SFAS 140, are not consolidated. These finance receivables, which are being held in securitization trusts, are secured by new and used equipment. Net proceeds received were $964 million, which includes both cash proceeds and retained interests. A net gain of $7 million was recognized on this transaction. Cat Financial’s retained interests in the securitized receivables include subordinated certificates with an initial fair value of $4 million, an interest in certain future cash flow (excess) with an initial fair value of $3 million and a reserve account with an initial fair value of $10 million. Cat Financial determines the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates and discount rates. These assumptions are based on historical experience, market trends and anticipated performance relative to the particular assets securitized. Significant assumptions used to estimate the fair value of the retained interests include an 11.2 percent discount rate, a weighted-average prepayment rate of 14 percent and expected credit loss of 1 percent. Cat Financial’s retained interests are generally subordinated to the investors’ interests. Cat Financial also retains servicing responsibilities for which they receive a fee of approximately 1 percent of unpaid note value. A servicing asset or liability is generally not recorded since the servicing fee is considered market compensation.

In the second quarter of 2005, a public securitization also occurred at Cat Financial. Net proceeds received were $850 million, which includes both cash proceeds and retained interests. A net gain of $12 million was recognized on this transaction. Retained interests included subordinated certificates with an initial fair value of $8 million, an interest in future cash flows (excess) with an initial fair value of $1 million and a reserve account with an initial fair value of $12 million. Significant assumptions used to estimate the fair value of the retained interests and subordinated certificates in this transaction included a 10.8 percent discount rate, a weighted-average prepayment rate of 14 percent and expected credit losses of 1 percent. Cat Financial receives annual servicing fees of 1 percent of the unpaid note value.

Subordinated retained interests in all public securitizations outstanding totaled $64 million at June 30, 2006 and $72 million at December 31, 2005.

15.	Progress Rail Services, Inc. Acquisition

On June 19, 2006, Caterpillar acquired 100 percent of the equity in Progress Rail for approximately $1 billion, including the assumption of $200 million in debt. A privately held company based in Albertville, Alabama, Progress Rail is a leading provider of remanufactured locomotive and railcar products and services to the North American railroad industry. With 2005 sales of $1.2 billion, the company has one of the most extensive rail service and supply networks in North America. It operates more than 90 facilities in 29 states in the United States, Canada and Mexico, with about 3,700 employees. Expansion into the rail aftermarket business is a strong fit with our strategic direction and will leverage Caterpillar’s remanufacturing capabilities.

The transaction was financed with available cash and commercial paper borrowings of $427 million and Caterpillar stock of $379 million (5.3 million shares). Net tangible assets acquired, recorded at their fair values, primarily were inventories of $258 million, receivables of $169 million and property, plant and equipment of $251 million. Liabilities acquired, recorded at their fair values, primarily consisted of assumed debt of $200 million, accounts payable of $148 million and deferred tax liabilities of $122 million. Finite-lived intangible assets acquired of $221 million related primarily to customer relationships, and are being amortized on a straight-line basis over 20 years. Goodwill of $401 million, non-deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and other post-closing procedures. The acquisition has been reflected in the accompanying consolidated financial statements and is reported in the “All Other” segment. Assuming this transaction had been made at January 1, 2006, the consolidated pro forma results would not be materially different from reported results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported a 41 percent increase in profit per share on a 13 percent increase in sales and revenues compared with the second quarter 2005. Sales and revenues in the quarter were $10.605 billion, and profit was $1.046 billion, or $1.52 per share—all were the highest for any quarter in Caterpillar’s history.

We had a spectacular second quarter with the strongest financial performance we have reported since the 1960s. The fundamentals remained strong in the industries we serve. We are hitting on all cylinders and are again raising our full-year outlook. Customers have confidence in our products, and sales continued to increase. Our performance in the quarter was made possible by the hard work of our employees, dealers and suppliers who are focused on meeting the needs of our customers.

Sales and revenues increased $1.245 billion from second quarter 2005. The increase was a result of $809 million of higher sales volume, $384 million of improved price realization and a $73 million increase in Financial Products revenues.

Second-quarter profit increased $286 million, or $0.44 per share, from second quarter 2005. The increase was largely due to improved price realization and higher sales volume, partially offset by higher core operating costs to support our growth.

First-half 2006 sales and revenues of $19.997 billion and profit of $1.886 billion, or $2.72 per share, were also records. Operating cash flow in the first half of 2006 was $1.948 billion, up $952 million from the first half of 2005. This strong cash flow allowed us to increase capital expenditures to $552 million, acquire Progress Rail, keep our benefit plans well-funded, announce a 20 percent dividend increase and repurchase 33.3 million shares.

We are delighted with what has been accomplished, but we still have work to do. From an operational perspective, record demand has resulted in longer delivery times for many of our products than we, or our customers, would like. We are continuing to work with suppliers and within our factories to remove bottlenecks and increase production for a number of our products. The entire Caterpillar supply chain has responded over the past three years to support our unprecedented growth. 6 Sigma has been a significant positive factor for ramping up production, managing our cost structure and delivering record profitability.

In the fourth quarter of 2005 we rolled out Vision 2020, our long-term strategy. The strategy was comprehensive and included goals for 2010. The goals related to sales and revenues and profit were:

•	Sales and Revenues of about $50 billion by 2010
•	Compound annual growth in profit per share from the beginning of 2005 to 2010 of 15-20%

Based on results through the first half of 2006 and our revised outlook for the full year, we are pleased with progress towards the 2010 goals, and are off to a faster start than we had expected. Execution of our strategy underpins our goal of 15-20% compound annual growth in profit per share, and continued improvement in our rate of profitability.

Outlook

We are raising our outlook for 2006 from previously reported levels. Sales and revenues are now expected to be up 12 to 15 percent from 2005, including about $600 million from the acquisition of Progress Rail. The profit outlook has been adjusted to reflect an estimated profit range of $5.25 to $5.50 per share. The previous outlook reflected sales and revenues up about 10 percent and profit per share of $4.85 to $5.20.

We are entering the fourth year of a recovery that began in mid-2003. The industries we serve continue to be very strong throughout the world, particularly mining, energy and infrastructure development. While it is tough to predict the future, historically global industry recoveries have lasted six to eight years, and a variety of factors, particularly past under investment, should help sustain this recovery. We are continuing to invest in growth, and the acquisition of Progress Rail and expanding capacity for large engines are great examples. We are working hard to execute our new strategy, and are very confident in Caterpillar’s future.

Note: Glossary of terms included on pages 43-44; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between second quarter 2005 (at left) and second quarter 2006 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for second quarter 2006 were $10.605 billion, up $1.245 billion, or 13 percent, from second quarter 2005. Machinery volume was up $563 million, Engines volume was up $246 million, price realization improved $384 million and currency had a negative impact on sales of $21 million, primarily due to a weaker Euro. In addition, Financial Products revenues increased $73 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

2nd Quarter 2006
Machinery	$6,875	14%	$3,764	13%	$1,680	17%	$667	27%	$764	2%
Engines[1]	3,081	12%	1,447	18%	998	5%	233	2%	403	14%
Financial Products[2]	649	13%	458	12%	95	13%	48	37%	48	2%

	$10,605	13%	$5,669	14%	$2,773	13%	$948	20%	$1,215	6%

2nd Quarter 2005
Machinery	$6,026		$3,321		$1,430		$526		$749
Engines[1]	2,758		1,226		949		229		354
Financial Products[2]	576		410		84		35		47

	$9,360		$4,957		$2,463		$790		$1,150

[1] Does not include internal engines transfers of $599 million and $494 million in second quarter 2006 and 2005, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2] Does not include revenues earned from Machinery and Engines of $119 million and $80 million in second quarter 2006 and 2005, respectively.

Machinery Sales were $6.875 billion, an increase of $849 million, or 14 percent, from second quarter 2005.

▪	Sales volume increased $563 million.

▪	Price realization increased $296 million.

▪	Currency reduced sales $10 million.

▪	Worldwide, and for most geographic regions, dealer reported inventories were up, but inventories in months of supply were down.

▪	Sales volume increased for the fifteenth consecutive quarter.

▪	Sales increased in North America, with nonresidential building and highway construction more than offsetting the effects of lower housing construction.

▪	Strengthening economic conditions in Europe contributed to sales growth in the Europe, Africa, Middle East (EAME) region, which had been the slowest growing region over the past few years.

▪	Overall, mining activity continued to be very strong as commodity prices remain at levels attractive to investment.

▪	The volume decline in Asia/Pacific was largely in Indonesia, where higher interest rates, some currency turmoil and higher fuel prices created some uncertainty about the economy.

▪	Improved price realization resulted largely from price increases implemented in the second quarter 2005 and first quarter of 2006.

North America - Sales increased $443 million, or 13 percent.

▪	Sales volume increased $253 million.

▪	Price realization increased $190 million.

▪	Most industries we serve continued to do well. Nonresidential building and highway construction increased at more than double-digit rates.

▪	Mining benefited from metals prices that were more than 60 percent higher than a year ago and coal production that increased almost 11 percent.

▪	U.S. economic growth slowed to a 2.5 percent rate in the second quarter.

▪	Employment growth moderated during the quarter, and housing construction declined from a year earlier.

EAME - Sales increased $250 million, or 17 percent.

▪	Sales volume increased $255 million.

▪	Price realization increased $18 million.

▪	Currency reduced sales $23 million.

▪
Higher energy, metals and commodity prices have improved incomes in many countries in Africa/Middle East, creating the best economic growth in years; investments in infrastructure, energy and mining continued to increase machine demand.

▪	Significant sales volume growth occurred in the Commonwealth of Independent States (CIS), the result of higher commodity prices and low domestic interest rates.

▪	Economic growth and construction activity strengthened in Europe, allowing better sales volume growth.

▪	Sales benefited from a catch up in shipments of models delayed in the first quarter due to New Product Introductions (NPI).

Latin America - Sales increased $141 million, or 27 percent.

▪	Sales volume increased $80 million.

▪	Price realization increased $48 million.

▪	Currency benefited sales by $13 million.

▪	Sales gains in the second quarter were strongest in Brazil and Mexico, where interest rates declined over the past year.

▪	Sales volume increased in most countries in response to good economic growth, increased construction, higher metals and energy prices and low domestic interest rates.

Asia/Pacific - Sales increased $15 million, or 2 percent.

▪	Sales volume decreased $25 million.

▪	Price realization increased $40 million.

▪	The decline in sales volume occurred largely in Indonesia; high interest rates, some currency turmoil and higher fuel prices increased uncertainty among end users about prospects for their business.

▪	Sales volume in Australia and China increased. Australia is benefiting from a mining boom and China from rapid growth in construction.

▪	Economic growth remained strong in most countries, with construction and mining continuing to do well.

Engines Sales were $3.081 billion, an increase of $323 million, or 12 percent, from second quarter 2005.

▪	Sales volume increased $246 million.

▪	Price realization increased $88 million.

▪	Currency reduced sales $11 million.

▪	Worldwide, and for most geographic regions, dealer reported inventories were up, but inventories in months of supply were down.

▪	The improvement in price realization was largely a result of price increases in the second quarter of 2005 and the first quarter of 2006.

North America - Sales increased $221 million, or 18 percent.

▪	Sales volume increased $193 million.

▪	Price realization increased $28 million.

▪
Sales for petroleum applications increased 45 percent with strong growth in sales of turbines and turbine-related services for pipeline compression as well as reciprocating engines for gas drilling and compression applications.

▪	Sales for on-highway truck applications increased 5 percent with ongoing investment in new truck fleets.

▪
Sales for industrial applications increased 15 percent with strong demand for auxiliary power unit engines for on-highway trucks as well as various types of Original Equipment Manufacturer (OEM) equipment.

▪	Sales for electric power applications increased 2 percent with ongoing demand for data center applications and rental fleets, partially offset by reduced demand for power plants.

▪	Sales for marine applications increased 1 percent with ongoing demand for workboat engines.

EAME - Sales increased $49 million, or 5 percent.

▪	Sales volume increased $24 million.

▪	Price realization increased $35 million.

▪	Currency reduced sales $10 million.

▪	Sales for petroleum applications increased 24 percent with increased demand for turbines and turbine-related services for oil production in Africa/Middle East and gas transmission in Europe.

▪	Sales for marine applications increased 13 percent from higher demand for oceangoing vessels.

▪
Sales for electric power applications declined 3 percent, as timing of turbine power plant projects more than offset higher sales of reciprocating engine generator sets for rental fleets and Middle East infrastructure.

▪	Sales for industrial applications declined 4 percent with lower demand for agricultural equipment.

Latin America - Sales increased $4 million, or 2 percent.

▪	Sales volume increased $2 million.

▪	Price realization increased $2 million.

▪	Sales for electric power applications increased 23 percent from ongoing demand for standby generator sets to support business growth and disaster preparedness.

▪	Sales for petroleum applications increased 15 percent with strong demand for turbines and turbine-related services to support oil production in Brazil.

▪	Sales for on-highway truck applications increased 16 percent with continued investment in trucks and strong market acceptance of Caterpillar engines.

▪	Sales for industrial applications decreased 21 percent with lower sales of engines for agricultural equipment.

Asia/Pacific - Sales increased $49 million, or 14 percent.

▪	Sales volume increased $27 million.

▪	Price realization increased $23 million.

▪	Currency reduced sales $1 million.

▪	Sales for petroleum applications increased 73 percent, primarily from demand for turbines and turbine-related services in Southeast Asia as well as increased demand for drill rigs.

▪	Sales for electric power applications increased 2 percent as rising demand for generator sets to support manufacturing and peaking were partially offset by reduced power plant sales.

▪	Sales for industrial applications increased 9 percent with growing demand for air compressor and rail applications.

▪	Sales for marine applications declined 7 percent, primarily from reduced demand for workboat and pleasure craft engines.

Financial Products Revenues - Financial Products revenues were $649 million, an increase of $73 million, or 13 percent, from second quarter 2005.

▪	Growth in earning assets increased revenues $57 million.

▪	The impact of higher interest rates on new and existing finance receivables at Cat Financial added $31 million.

▪	Other revenues declined $29 million as a result of a $16 million write-down of a marine-related asset and lower net gains on the sales of receivables of $8 million.

▪	Cat Insurance revenues increased about $10 million due to general growth.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between second quarter 2005 (at left) and second quarter 2006 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Second quarter operating profit improved $458 million, or 45 percent, from last year, driven by higher price realization, sales volume and the favorable impact of currency.

Partially offsetting the favorable items were $229 million in higher core operating costs and $56 million of stock-based compensation expense due to the implementation of SFAS 123R in the first quarter of 2006. Manufacturing costs represented $102 million of the total increase in core operating costs. Approximately 95 percent of the manufacturing cost increase was attributable to period manufacturing costs. Period manufacturing costs increased about 10 percent primarily to support 13 percent higher sales. The increase includes items such as machine and equipment repair and maintenance, facility support including energy costs, operations management and durable tooling. The increase also includes costs not directly related to changes in volume such as depreciation of manufacturing assets.

Non-manufacturing related core operating costs were up $127 million—a result of higher Research and Development (R&D) and Selling, General and Administrative (SG&A) expenses. The $68 million increase in R&D is due to a significant number of new product introductions. The $59 million increase in SG&A is due largely to increased employment to support higher volumes, new product introductions, order fulfillment/velocity initiatives, growth of our services and development in China.

Operating Profit by Principal Line of Business
(Millions of dollars)	Second Quarter 2005	Second Quarter 2006	$ Change	% Change

Machinery[1]	$676	$986	$310	46%
Engines[1]	265	435	170	64%
Financial Products	142	157	15	11%
Consolidating Adjustments	(62)	(99)	(37)

Consolidated Operating Profit	$1,021	$1,479	$458	45%

[1] Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $986 million was up $310 million, or 46 percent, from second quarter 2005. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs and stock-based compensation expense.

▪
Engines operating profit of $435 million was up $170 million, or 64 percent, from second quarter 2005. The favorable impact of improved price realization, higher sales volume and currency was partially offset by higher core operating costs and stock-based compensation expense.

▪
Financial Products operating profit of $157 million was up $15 million, or 11 percent, from second quarter 2005. The increase was primarily due to a $26 million impact from the continued growth of earning assets and a $17 million impact from improved net yield on earning assets at Cat Financial. This favorable impact was partially offset by a $16 million write-down of a marine-related asset and lower net gains on the sales of receivables of $8 million.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three Months Ended June 30,
(Millions of dollars)	2006	2005

North America Geographic Region	$5,211	$4,547
Sales included in the Power Systems Marketing segment	(970)	(907)
Sales included in the Electric Power segment	(163)	(153)
Company owned dealer sales included in the All Other segment	(233)	(207)
Other[1]	(517)	(404)

North America Marketing external sales	$3,328	$2,876

EAME Geographic Region	$2,678	$2,379
Sales included in the Power Systems Marketing segment	(196)	(165)
Sales included in the Electric Power segment	(317)	(261)
Other[1]	(754)	(768)

EAME Marketing external sales	$1,411	$1,185

Latin America Geographic Region	$900	$755
Sales included in the Power Systems Marketing segment	(50)	(38)
Sales included in the Electric Power segment	(15)	(16)
Other[1]	(111)	(104)

Latin America Marketing external sales	$724	$597

Asia/Pacific Geographic Region	$1,167	$1,103
Sales included in the Power Systems Marketing segment	(129)	(124)
Sales included in the Electric Power segment	(121)	(98)
Other[1]	(227)	(242)

Asia/Pacific Marketing external sales	$690	$639

[1] Mostly represents external sales of the All Other segment.

Other Profit/Loss Items

▪
Other income/expense was income of $50 million compared with income of $90 million in second quarter 2005. The decrease is due to an unfavorable impact of foreign currency, partially offset by higher investment income at Cat Insurance.

▪
The provision for income taxes in the second quarter reflects an estimated annual tax rate of 31 percent for 2006 compared to 29 percent for the second quarter 2005 and 29.5 percent for the full-year 2005 (excluding discrete items discussed below). The increase is primarily due to a change in our geographic mix of profits as well as the impact of the phase-out provision of the American Jobs Creation Act permitting only 60 percent of Extraterritorial Income Exclusion (ETI) benefits in 2006.

The second quarter 2006 provision for income taxes also includes a discrete benefit of $5 million for net changes in tax reserves. Favorable settlement of a non-U.S. tax issue resulted in a $25 million decrease in reserves. This was partially offset by a $20 million increase in tax reserves for an expected IRS assessment, related to transfer pricing adjustments for tax years 1992 to 1994, which we plan to continue to dispute. The second quarter of 2005 included an $11 million discrete charge related to 2005 repatriation plans and the full-year 2005 provision for income taxes included a $31 million discrete benefit.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2005 (at left) and six months ended June 30, 2006 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Sales and revenues for the six months ended June 30, 2006 were $19.997 billion, up $2.298 billion, or 13 percent, from the first six months of 2005. Machinery volume was up $887 million, Engines volume was up $433 million, price realization improved $971 million and currency had a negative impact on sales of $165 million, primarily due to a weaker Euro. In addition, Financial Products revenues increased $172 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

Six months ended June 30, 2006
Machinery	$12,987	14%	$7,292	17%	$2,960	6%	$1,249	29%	$1,486	4%
Engines[1]	5,712	11%	2,729	12%	1,793	6%	469	22%	721	12%
Financial Products[2]	1,298	15%	913	14%	185	8%	93	41%	107	20%

	$19,997	13%	$10,934	15%	$4,938	6%	$1,811	28%	$2,314	7%

Six months ended June 30, 2005
Machinery	$11,426		$6,249		$2,785		$966		$1,426
Engines[1]	5,147		2,426		1,692		386		643
Financial Products[2]	1,126		800		171		66		89

	$17,699		$9,475		$4,648		$1,418		$2,158

[1] Does not include internal engines transfers of $1.169 billion and $1.004 billion in 2006 and 2005, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2] Does not include revenues earned from Machinery and Engines of $216 million and $142 million in 2006 and 2005, respectively.

Machinery Sales were $12.987 billion, an increase of $1.561 billion, or 14 percent, from the six months ended June 30, 2005.

▪	Sales volume increased $887 million.

▪	Price realization increased $770 million.

▪	Currency reduced sales $96 million.

▪	Dealers reported higher inventories in most regions.

▪	Volume increased in all regions, except Asia/Pacific. The decline there was confined largely to Indonesia, where economic uncertainties caused a decline from record sales a year earlier.

▪	Dealers reported lower inventories in months of sales.

▪
Volume in North America increased in response to good growth in nonresidential construction and high metals and energy prices. Housing construction declined, which partially offset strong growth in other types of construction.

▪	High commodity prices increased sales volume in many developing countries. Those countries used increased revenues to invest more in both energy and mining capacity as well as infrastructure.

North America - Sales increased $1.043 billion, or 17 percent.

▪	Sales volume increased $543 million.

▪	Price realization increased $500 million.

▪
Volume growth benefited from favorable economic conditions, with most key industries receiving better prices for increased output. Those industries used better profits to expand and upgrade machine fleets.

▪
Overall economic growth was strong, especially in the first quarter. Industrial production increased at over a 5 percent rate in the first half, with investment-oriented sectors doing better than consumer goods.

▪	Good growth in construction required a large increase in quarry output and prices rose almost 9 percent.

▪
Mortgage interest rates increased over the first half, causing housing starts to drop slightly below first half 2005. New home prices increased at a slower rate than did prices of material inputs, putting some pressure on contractor margins.

▪
Nonresidential structures investment increased over 4 percent in the first half and contracts for commercial and industrial construction, net of inflation, increased 22 percent. Increased Federal funding allowed states to increase highway contracting, net of inflation, 11 percent.

▪
Coal mining benefited from a need to rebuild utility stockpiles and increased electricity production. Metals mines were able to reverse declines in output that occurred in second half 2005 and capitalize on sharply higher prices.

EAME - Sales increased $175 million, or 6 percent.

▪	Sales volume increased $213 million.

▪	Price realization increased $75 million.

▪	Currency reduced sales $113 million.

▪
Most of the volume growth occurred in Africa/Middle East. Middle Eastern countries experienced significant increases in oil revenues, which they used to raise energy production and improve infrastructure. African countries used higher commodity revenues to spend more on infrastructure.

▪	Sales volume also increased in the CIS, the result of higher metals and energy prices, low interest rates and good economic growth.

▪
The European economy recovered but a large number of models undergoing new product introduction slowed shipments, particularly in the first quarter. Significant recovery occurred in the second quarter, but not quite enough to offset the first quarter.

Latin America - Sales increased $283 million, or 29 percent.

▪	Sales volume increased $159 million.

▪	Price realization increased $103 million.

▪	Currency benefited sales by $21 million.

▪	Volume growth resulted from favorable economic conditions, including low interest rates and higher commodity prices. Both mining production and construction spending increased in many countries.

▪	Sales gains were largest in Brazil. Interest rates declined and the economy rebounded from some softness in late 2005. In addition, both construction and mining activity were strong.

▪	Sales also increased significantly in Mexico, in response to lower interest rates and good growth in both mining and construction.

Asia/Pacific - Sales increased $60 million, or 4 percent.

▪	Sales volume decreased $28 million.

▪	Price realization increased $92 million.

▪	Currency reduced sales $4 million.

▪	The volume decline occurred mostly in Indonesia, the result of abrupt changes in interest rates, the currency and fuel prices, all of which increased end user uncertainty.

▪	Volume increased significantly in Australia, due to a mining boom and good growth in nonresidential construction.

▪	China’s rapid economic growth, which required greater construction spending, led to a large increase in sales volume.

Engines Sales were $5.712 billion, an increase of $565 million, or 11 percent, from the six months ended June 30, 2005.

▪	Sales volume increased $433 million.

▪	Price realization increased $201 million.

▪	Currency reduced sales $69 million.

▪	Dealer reported inventories adjusted for price were up.

▪	Dealer reported inventories in months of supply were down.

▪	The improvement in price realization was due to 2005 price actions that impacted 2006, as well as a first quarter 2006 price increase.

North America - Sales increased $303 million, or 12 percent.

▪	Sales volume increased $233 million.

▪	Price realization increased $70 million.

▪
Sales for petroleum applications increased 46 percent with strong growth in reciprocating engines for gas drilling and compression applications, as well as turbines and turbine related services for gas pipelines.

▪	Sales for on-highway truck applications increased 3 percent with ongoing investment in new truck fleets.

▪	Sales for industrial applications increased 16 percent with strong demand for auxiliary power unit engines for on-highway trucks, as well as various types of OEM equipment.

▪	Sales for electric power applications increased 5 percent with ongoing demand for data center applications and rental fleets, partially offset by reduced demand for power plants.

▪	Sales for marine applications increased 5 percent with ongoing demand for workboat engines.

EAME - Sales increased $101 million, or 6 percent.

▪	Sales volume increased $82 million.

▪	Price realization increased $78 million.

▪	Currency reduced sales $59 million.

▪	Sales for marine applications increased 14 percent from higher demand for oceangoing vessels.

▪
Sales for electric power applications increased 2 percent, as timing of turbine power plant projects partially offset higher sales of reciprocating engine generator sets for rental fleets and Middle East infrastructure.

▪	Sales for petroleum applications increased 6 percent with increased demand for turbines and turbine related services for oil production in Africa/Middle East, and gas transmission in Europe.

▪	Sales for industrial applications declined 7 percent with lower demand for agricultural equipment and the impact of engine vertical integration at OEMs.

Latin America - Sales increased $83 million, or 22 percent.

▪	Sales volume increased $70 million.

▪	Price realization increased $13 million.

▪	Sales for petroleum applications increased 35 percent with strong demand for turbines and turbine related services to support oil production.

▪	Sales for electric power applications increased 26 percent from ongoing demand for standby generator sets to support business growth and disaster preparedness.

▪	Sales for on-highway truck applications increased 20 percent with continued investment in trucks and strong market acceptance of Caterpillar engines.

▪	Sales for industrial applications decreased 21 percent with lower sales of engines for agricultural equipment.

Asia/Pacific - Sales increased $78 million, or 12 percent.

▪	Sales volume increased $48 million.

▪	Price realization increased $40 million.

▪	Currency reduced sales $10 million.

▪	Sales for petroleum applications increased 36 percent primarily from demand for turbines and turbine related services in Southeast Asia, as well as increased demand for drill rigs.

▪	Sales for marine applications increased 21 percent primarily from increased demand for oceangoing engines.

▪	Sales for industrial applications increased 12 percent with growing demand for engines in air compressor and rail applications.

▪	Sales for electric power applications decreased 7 percent as increased demand for generator sets to support manufacturing and peaking were more than offset by reduced power plant sales.

Financial Products Revenues - Financial Products revenues were $1.298 billion, an increase of $172 million, or 15 percent, from the first six months of 2005.

▪	Growth in earning assets increased revenues $100 million.

▪	The impact of higher interest rates on new and existing finance receivables at Cat Financial added $64 million.

▪	Other revenues declined $21 million as a result of a $16 million write-down of a marine-related asset.

▪	Cat Insurance and Cat Power Ventures revenues increased $33 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2005 (at left) and the six months ended June 30, 2006 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with its Board and employees.

Higher sales and revenues in almost all regions and industries resulted in a favorable operating profit impact of $920 million, or 52 percent compared to the first half of 2005. This increase was driven by higher price realization of $971 million, higher sales volume of $493 million and the favorable impact of currency of $116 million. In addition, Financial Products contributed $61 million to the increase in operating profit.

Partially offsetting the favorable items were $532 million in higher core operating costs and $90 million of stock-based compensation expense due to the implementation of SFAS 123R in the first quarter of 2006. Manufacturing costs represented $272 million of the total increase in core operating costs. Approximately 80 percent of the manufacturing cost increase was attributable to period manufacturing costs. Period manufacturing costs increased about 10 percent primarily to support 13 percent higher sales. The increase includes items such as machine and equipment repair and maintenance, facility support including energy costs, operations management and durable tooling. The increase also includes costs not directly related to changes in volume such as depreciation of manufacturing assets. The remaining 20 percent of the manufacturing cost increase was attributable to variable cost increases resulted from volume-related inefficiencies due to operating at near capacity levels in many of our facilities.

Non-manufacturing related core operating costs were up $260 million—a result of higher Research and Development (R&D) and Selling, General and Administrative (SG&A) expenses. The $130 million increase in R&D is due to a significant number of new product introductions. The $130 million increase in SG&A is due largely to increased employment to support higher volumes, new product introductions, order fulfillment/velocity initiatives, growth of our services and development in China.

Operating Profit by Principal Line of Business
(Millions of dollars)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006	Change $	Change %

Machinery[1]	$1,172	$1,823	$651	56%
Engines[1]	448	729	281	63%
Financial Products	266	327	61	23%
Consolidating Adjustments	(109)	(182)	(73)

Consolidated Operating Profit	$1,777	$2,697	$920	52%

[1] Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $1.823 billion was up $651 million, or 56 percent, from the six months ended June 30, 2005. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs and stock-based compensation expense.

▪
Engines operating profit of $729 million was up $281 million, or 63 percent, from the six months ended June 30, 2005. The favorable impact of improved price realization, higher sales volume and currency was partially offset by higher core operating costs and stock-based compensation expense.

▪
Financial Products operating profit of $327 million was up $61 million, or 23 percent, from the six months ended June 30, 2005. The increase was primarily due to a $46 million impact from the continued growth of earning assets and a $32 million impact from improved net yield on earning assets at Cat Financial. This favorable impact was partially offset by a $16 million write-down of a marine-related asset.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Six Months Ended June 30,
(Millions of dollars)	2006	2005

North America Geographic Region	$10,022	$8,675
Sales included in the Power Systems Marketing segment	(1,895)	(1,710)
Sales included in the Electric Power segment	(309)	(287)
Company owned dealer sales included in the All Other segment	(435)	(407)
Other[1]	(936)	(902)

North America Marketing external sales	$6,447	$5,369

EAME Geographic Region	$4,752	$4,477
Sales included in the Power Systems Marketing segment	(349)	(312)
Sales included in the Electric Power segment	(604)	(484)
Other[1]	(1,310)	(1,393)

EAME Marketing external sales	$2,489	$2,288

Latin America Geographic Region	$1,718	$1,352
Sales included in the Power Systems Marketing segment	(93)	(72)
Sales included in the Electric Power segment	(24)	(33)
Other[1]	(245)	(162)

Latin America Marketing external sales	$1,356	$1,085

Asia/Pacific Geographic Region	$2,207	$2,069
Sales included in the Power Systems Marketing segment	(254)	(233)
Sales included in the Electric Power segment	(204)	(182)
Other[1]	(425)	(424)

Asia/Pacific Marketing external sales	$1,324	$1,230

[1] Mostly represents external sales of the All Other segment.

OTHER PROFIT/LOSS ITEMS

▪	Other income/expense was income of $93 million compared with income of $198 million in the first six months of 2005. The decrease is due to an unfavorable impact of foreign currency.

▪
The provision for income taxes in the first six months of 2006 reflects an estimated annual tax rate of 31 percent compared to 29 percent for the first six months of 2005 and 29.5 percent for the full-year 2005 (excluding discrete items discussed below). The increase is primarily due to a change in our geographic mix of profits as well as the impact of the phase-out provision of the American Jobs Creation Act permitting only 60 percent of Extraterritorial Income Exclusion (ETI) benefits in 2006.

The provision for income taxes for the six months ended June 30, 2006 also includes a discrete benefit of $5 million for net changes in tax reserves. Favorable settlement of a non-U.S. tax issue resulted in a $25 million decrease in reserves. This was partially offset by a $20 million increase in tax reserves for an expected IRS assessment, related to transfer pricing adjustments for tax years 1992 to 1994, which we plan to continue to dispute. The provision for income taxes for the first six months of 2005 included an $11 million discrete charge related to 2005 repatriation plans and the full-year 2005 provision for income taxes included a $31 million discrete benefit.

Stock-Based Compensation

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," (SFAS 123R) using the modified prospective transition method. The modified prospective transition method requires compensation expense to be recognized in the financial statements for all awards granted after the date of adoption as well as for the unvested portion of previously granted awards outstanding as of the date of adoption. Prior to the date of adoption of SFAS 123R, we used the intrinsic-value based method, as described in Accounting Principles Board No. 25, to account for stock options and no compensation expense was recognized in association with our stock awards. Pro forma profit and profit per share as if we had applied the fair value method were previously disclosed in the footnotes in accordance with SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosures.”

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

We expect the application of the expensing provisions of SFAS 123R will result in a pretax expense of approximately $135 million in 2006. As a result of our vesting decisions discussed above, a full complement of expense related to stock-based compensation will not be recognized in our results of operations until 2009. Based on the same assumptions used to value our 2006 compensation expense, we estimate our pretax expense associated with our stock-based compensation plans will range from approximately $170 million in 2007 to approximately $220 million in 2009.

We use a lattice-based option-pricing model to estimate the fair value of options and SARs granted. The adoption of SFAS 123R reduced operating profit for the three and six months ended June 30, 2006 by $58 million and $92 million, respectively, and reduced profit after-tax by $39 million ($0.06 per share basic and $0.04 per share diluted) and $61 million ($0.09 per share basic and $0.06 per share diluted), respectively. At June 30, 2006, $147 million of expense with respect to unvested stock-based awards has yet to be recognized and will be expensed over a weighted-average period of 2.7 years.

Progress Rail Services, Inc. Acquisition

On June 19, 2006, Caterpillar acquired 100 percent of the equity in Progress Rail Services, Inc. (Progress Rail) for approximately $1 billion, including the assumption of $200 million in debt. A privately held company based in Albertville, Alabama, Progress Rail is a leading provider of remanufactured locomotive and railcar products and services to the North American railroad industry. With 2005 sales of $1.2 billion, the company has one of the most extensive rail service and supply networks in North America. It operates more than 90 facilities in 29 states in the United States, Canada and Mexico, with about 3,700 employees. Expansion into the rail aftermarket business is a strong fit with our strategic direction and will leverage Caterpillar’s remanufacturing capabilities.

The transaction was financed with available cash and commercial paper borrowings of $427 million and Caterpillar stock of $379 million (5.3 million shares). Net tangible assets acquired, recorded at their fair values, primarily were inventories of $258 million, receivables of $169 million and property, plant and equipment of $251 million. Liabilities acquired, recorded at their fair values, primarily consisted of assumed debt of $200 million, accounts payable of $148 million and deferred tax liabilities of $122 million. Finite-lived intangible assets acquired of $221 million related primarily to customer relationships, and are being amortized on a straight-line basis over 20 years. Goodwill of $401 million, non-deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and other post-closing procedures. The acquisition has been reflected in the accompanying consolidated financial statements and is reported in the “All Other” segment. Assuming this transaction had been made at January 1, 2006, the consolidated pro forma results would not be materially different from reported results.

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

8.	Latin America - Geographic region including Central and South American countries and Mexico.
9.
Machinery - A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery--track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telehandlers, skid steer loaders and related parts. Also includes logistics services for other companies and rail-related products and services.

10.
Machinery and Engines (M&E) - Due to the highly integrated nature of operations, it represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

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

Liquidity & Capital Resources

Sources of funds

We generate our capital resources primarily through operations. Through the second quarter 2006, consolidated operating cash flow was $1.95 billion. Through the second quarter of 2005, consolidated cash flow was $996 million. The significant increase of $952 million is primarily the result of higher profitability and lower working capital requirements. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 59.

Total debt as of June 30, 2006, was $27.29 billion, an increase of $1.55 billion from year-end 2005. Debt related to Machinery and Engines of $4.55 billion increased $626 million as cash used for capital expenditures, acquisitions (see page 42 for discussion of our acquisition of Progress Rail), dividends and share repurchase more than offset operating cash flow. Debt related to Financial Products of $22.74 billion increased $921 million due to growth at Cat Financial. We have three global credit facilities with a syndicate of banks totaling $5.75 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at June 30, 2006 was $5.15 billion. A five-year facility of $1.63 billion expires in September 2010, and a five-year facility of $2.50 billion expires in September 2009. A 364-day facility of $1.63 billion expires in September 2006. The facility expiring in September 2006 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2006 that would mature in September 2007. We also have a $1.00 billion bilateral credit facility with one bank available to Machinery and Engines to support its commercial paper program. At June 30, 2006, there were no borrowings under these lines. Our total credit commitments as of June 30, 2006 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products

Credit lines available:
Global credit facility	$5,750	$600	$5,150
Other external	3,472	1,968	1,504

Total credit lines available	9,222	2,568	6,654
Less: Global credit facility supporting commercial paper	5,422	933	4,489
Less: Utilized credit	681	322	359

Available credit	$3,119	$1,313	$1,806

We also generate funding through the securitization and sale of receivables/leases where the investors and/or the securitization trusts have limited or no recourse to Caterpillar or Cat Financial. During the first six months of 2006 Cat Financial received $964 million in net proceeds from a public securitization of retail installment sale contracts and finance leases, which included cash proceeds and retained interests.

We do not generate material funding through structured finance transactions.

Machinery and Engines

Net cash provided by operating activities was $1.97 billion compared to $853 million for the same period a year ago. The favorable change is due to higher profit and lower working capital requirements, during the first six months of 2006 despite an increase in inventory. Inventory has increased significantly in both 2005 and 2006 primarily due to record demand in both periods. This demand has resulted in longer delivery times for many of our products. We are continuing to work with suppliers and within our factories to remove bottlenecks and increase production for many of our product lines. In addition to the record demand in 2006, we have been slow in ramping up delivery on some of our new product introductions.

Capital expenditures, excluding equipment leased to others, during the six months ended June 30, 2006 were $536 million, an increase of $151 million from the same period a year ago. The increase is a result of increased spending to support growth and new product introductions. Cash used for acquisitions (net of cash acquired) was $419 million, primarily for the purchase of Progress Rail.

Pursuant to the share repurchase program authorized by the Board of Directors in October 2003, $2.4 billion was spent to purchase 33.3 million shares during the first six months of 2006. We received $349 million related to 12.8 million shares issued for stock options exercised as of June 2006 while 5.3 million shares with a fair value of $379 million were used in the acquisition of Progress Rail. There were 656 million shares outstanding at the end of the second quarter 2006. The goal of the share repurchase program, which expires in October 2008, is to reduce the company's outstanding shares to 640 million.

Dividends paid totaled $335 million for the first half of 2006, representing a quarterly dividend rate of 25 cents per share. On June 14, 2006, we increased the quarterly cash dividend 20 percent to 30 cents per share payable August 19, 2006 to stockholders of record at the close of business on July 20, 2006.

A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt to debt plus equity. Debt to debt plus equity is defined as short-term borrowings, long-term debt due within one year, and long-term debt due after one year (debt) divided by the sum of debt and stockholders’ equity. Debt also includes borrowings from Financial Products. At June 30, 2006, Machinery and Engines debt to debt plus equity was 36.4 percent compared to 32.0 percent at December 31, 2005. The change was primarily due to the increase in Machinery and Engines debt resulting from cash used for capital expenditures, acquisitions, dividends and share repurchase more than offset operating cash flow.

Financial Products

Operating cash flow was $499 million through the second quarter 2006, compared with $556 million for the same period a year ago. Cash used to purchase equipment leased to others was $548 million through the second quarter 2006, a decrease of $60 million from the same period a year ago. Net cash used for finance receivables was $560 million through the second quarter 2006, compared to $1.28 billion for the same period in 2005, primarily because of additional proceeds from sale of receivables.

Financial Products total borrowings were $22.74 billion at June 30, 2006, an increase of $921 million from December 31, 2005 due to financing a higher amount of assets. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At June 30, 2006, finance receivables past due over 30 days were 1.70 percent, compared with 2.03 percent at the end of June 30, 2005. The allowance for credit losses was 1.33 percent of finance receivables, net of unearned income at June 30, 2006, compared to 1.38 percent at June 30, 2005. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $20 million and $8 million for the six months ended June 30, 2006 and 2005, respectively.

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

•
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

•
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

•
The dividend yield is based on Caterpillar's historical dividend yields. As holders of stock-based awards do not receive dividend payments, this could result in employees retaining the award for a longer period of time if dividend yields decrease or exercising the award sooner if dividend yields increase. A decrease in the dividend yield would result in an increase in our expense.

•
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

Page 46

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

EMPLOYMENT

Caterpillar’s worldwide employment was 92,314 in second quarter 2006 compared with 82,248 in second quarter 2005. The increase was due to about 5,200 employee additions through acquisitions, primarily due to Progress Rail, about 2,900 hourly labor additions to support higher volume and approximately 1,900 salaried and management additions to support higher volume, new product introductions and growth of our services.

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

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges, among other things, that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of June 30, 2006, the net past due receivable from Navistar regarding the foregoing and included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. As of June 30, 2006, the net past due receivables for the foregoing, included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On September 30, 2005, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois. The lawsuit states that it arises out of the Purchase Agreement described above. The complaint alleges, among other things, that Caterpillar procured the Purchase Agreement by fraudulently misrepresenting or concealing information related to the business of selling fuel injectors to International, and that Caterpillar breached the Purchase Agreement. International's complaint does not specify the amount of damages being sought. Caterpillar intends to defend itself vigorously in this case. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On May 7, 2002, International commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet (term sheet) (the first lawsuit). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005, International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the second lawsuit). The second lawsuit contained allegations similar to the allegations contained in the first lawsuit. International also alleged in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005, International voluntarily dismissed its complaint in the first lawsuit. The second lawsuit has been consolidated with Caterpillar's counterclaims from the first lawsuit. On June 2, 2006, the court vacated the trial date, which had been scheduled to begin during the third quarter of 2006. The court has not set a new trial date. This case is not related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On September 29, 2004, Kruse Technology Partnership (Kruse) filed a lawsuit against Caterpillar in the United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe upon certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies. Kruse seeks monetary damages, injunctive relief and a finding that the alleged infringement by Caterpillar was willful. Caterpillar denies Kruse's allegations, believes they are without merit, and has filed a counterclaim seeking a declaration from the court that Caterpillar is not infringing upon Kruse's patents and that the patents are invalid and unenforceable. The counterclaim filed by Caterpillar is pending and no trial date is currently scheduled. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

In November 2004, the U.S. Environmental Protection Agency (EPA) alleged that Caterpillar had constructed a facility in Emporia, Kansas that failed to comply with Section 112(g)(2)(B) of the Federal Clean Air Act. Caterpillar sold the Emporia, Kansas facility in December 2002. This matter has now been settled and terminated by Consent Decree, entered on June 12, 2006, in the United States District Court for the District of Kansas, and Caterpillar’s payment of a civil penalty of $300,000 on June 14, 2006. Accordingly, in the opinion of our management, this matter is closed and will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On June 26, 2006, the UK Environment Agency filed a claim against Caterpillar Logistics Services (UK) Ltd. (CLS) before the Leicester & Rutland Magistrates Court. The complaint alleges that CLS failed to follow UK regulations in connection with the handling and disposal of special waste (primarily batteries) from January through September 2005. Eight separate offenses have been cited. CLS is required to appear before the Court on August 3, 2006, to respond to the charges. No claim for monetary penalties has been stated in the complaint. Although the regulations provide for the assessment of fines, we have no basis to determine at what level at this time. We estimate total fines could reach £85,000 (approximately $157,000) should CLS be found to have committed all of the alleged offenses. While CLS intends to defend itself in this action, it is the opinion of our management that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

The Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns during the second quarter of 2005. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are vigorously disputing this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

The World Trade Organization (WTO) previously found that the transitional and grandfathering provisions for extraterritorial income exclusion (ETI), under the American Jobs Creation Act of 2004, did not satisfy the United States' obligation to "withdraw" prohibited export subsidies. The WTO result allowed the European Union to impose already authorized sanctions on certain U.S. origin goods beginning May 16, 2006. The Tax Increase Prevention and Reconciliation Act of 2005, signed by President Bush on May 17, 2006, repealed the grandfathering provisions for ETI. In response, the European Union Trade Commissioner announced the cancellation of sanctions ending the dispute. We were not materially impacted by this resolution.

Retirement Benefits

We recognized pension expense of $80 million and $160 million for the three and six months ended June 30, 2006, as compared to $90 million and $186 million for the three and six months ended June 30, 2005. The decrease in expense was primarily a result of the impact of expected asset returns on plan assets (due primarily to higher plan assets), partially offset by the amortization of actuarial losses resulting largely from a declining discount rate. SFAS 87, "Employers' Accounting for Pensions", requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation. This increase is amortized into earnings as an actuarial loss. SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are amortized into earnings as actuarial gains and losses. At the end of 2005, unrecognized actuarial losses related to pensions were $3.82 billion. The majority of the unrecognized actuarial losses are due to declining discount rates in recent years.

Other postretirement benefit expense was $91 million and $183 million for the three and six months ended June 30, 2006, and $92 million and $181 million for the three and six months ended June 30, 2005. The increase in expense for the six months ended June 30, 2006 is primarily the result of the amortization of actuarial losses resulting from a declining discount rate, partially offset by the impact of expected asset returns on plan assets (due primarily to higher plan assets) and changes to the U.S. salaried and management other postretirement benefit plan (discussed below). Unrecognized actuarial losses for other postretirement benefit plans were $1.60 billion at the end of 2005. These losses mainly reflect a declining discount rate and an increase in expected health care inflation.

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

In April 2005, amendments were made to our U.S. salaried and management other postretirement benefit plan that increase employee cost sharing and resulted in a decrease in the benefit obligation of approximately $190 million. The decrease will be amortized into earnings on a straight-line basis over 9 years, the average remaining service period of active employees impacted by the plan change. In addition, there will be an ongoing decrease in expense as a result of the benefit changes. For the three and six months ended June 30, 2006, the other postretirement benefit expense decreased by $6 million and $12 million, respectively. The full year 2006 annual expense will decrease approximately $24 million (continuing until the plan change is fully amortized) as compared to the full year 2005 decrease of $18 million.

We made $29 million of contributions to certain non-U.S. pension plans during the six months ended June 30, 2006. We have no ERISA (Employee Retirement Income Security Act) funding requirements in 2006. We currently do not anticipate any significant additional contributions during the year. However, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans. At this time, we no longer expect to make an additional cash contribution of $200 million to our other postretirement benefit plans in 2006. We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis. The data has been grouped as follows:

Consolidated - Caterpillar Inc. and its subsidiaries.

Machinery and Engines - The Machinery and Engines data contained in the schedules on pages 51 to 58 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Regulation G. These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures. Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

Financial Products - Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 51 to 58 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$9,956	$9,956	$-	$-
Revenues of Financial Products	649	-	768	(119)[2]

Total sales and revenues	10,605	9,956	768	(119)

Operating costs:
Cost of goods sold	7,416	7,416	-	-
Selling, general and administrative expenses	881	777	113	(9)[3]
Research and development expenses	343	343	-	-
Interest expense of Financial Products	256	-	259	(3)[4]
Other operating expenses	230	(1)	239	(8)[3]

Total operating costs	9,126	8,535	611	(20)

Operating profit	1,479	1,421	157	(99)

Interest expense excluding Financial Products	66	70	-	(4)[4]
Other income (expense)	50	(80)	35	95 [5]

Consolidated profit before taxes	1,463	1,271	192	-

Provision for income taxes	449	384	65	-

Profit of consolidated companies	1,014	887	127	-

Equity in profit (loss) of unconsolidated affiliated companies	32	32	-	-
Equity in profit of Financial Products' subsidiaries	-	127	-	(127)[6]

Profit	$1,046	$1,046	$127	$(127)

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
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$18,699	$18,699	$-	$-
Revenues of Financial Products	1,298	-	1,514	(216)[2]

Total sales and revenues	19,997	18,699	1,514	(216)

Operating costs:
Cost of goods sold	13,968	13,968	-	-
Selling, general and administrative expenses	1,702	1,501	216	(15)[3]
Research and development expenses	650	650	-	-
Interest expense of Financial Products	488	-	492	(4)[4]
Other operating expenses	492	28	479	(15)[3]

Total operating costs	17,300	16,147	1,187	(34)

Operating profit	2,697	2,552	327	(182)

Interest expense excluding Financial Products	134	138	-	(4)[4]
Other income (expense)	93	(131)	46	178 [5]

Consolidated profit before taxes	2,656	2,283	373	-

Provision for income taxes	819	693	126	-

Profit of consolidated companies	1,837	1,590	247	-

Equity in profit (loss) of unconsolidated affiliated companies	49	48	1	-
Equity in profit of Financial Products' subsidiaries	-	248	-	(248)[6]

Profit	$1,886	$1,886	$248	$(248)

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
[6] Elimination of Financial Products profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At June 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Assets
Current assets:
Cash and short-term investments	$648	$455	$193	$-
Receivables - trade and other	8,679	3,178	784	4,717 [2,3]
Receivables - finance	6,221	-	11,632	(5,411)[3]
Deferred and refundable income taxes	368	289	79	-
Prepaid expenses	2,161	2,140	33	(12)[4]
Inventories	6,254	6,254	-	-

Total current assets	24,331	12,316	12,721	(706)

Property, plant and equipment - net	8,281	5,397	2,884	-
Long-term receivables - trade and other	970	289	36	645 [2,3]
Long-term receivables - finance	10,801	-	11,481	(680)[3]
Investments in unconsolidated affiliated companies	571	554	21	(4)[5]
Investments in Financial Products subsidiaries	-	3,590	-	(3,590)[6]
Deferred income taxes	692	1,001	34	(343)[7]
Intangible assets	655	649	6	-
Goodwill	1,834	1,834	-	-
Other assets	1,770	515	1,255	-

Total assets	$49,905	$26,145	$28,438	$(4,678)

Liabilities
Current liabilities:
Short-term borrowings	$6,894	$2,044	$5,376	$(526)[8]
Accounts payable	3,936	3,815	288	(167)[9]
Accrued expenses	2,782	1,673	1,122	(13)[10]
Accrued wages, salaries and employee benefits	1,541	1,530	11	-
Customer advances	677	677	-	-
Dividends payable	197	197	-	-
Deferred and current income taxes payable	641	541	107	(7)[7]
Long-term debt due within one year	4,459	129	4,330	-

Total current liabilities	21,127	10,606	11,234	(713)
Long-term debt due after one year	15,939	2,771	13,203	(35)[8]
Liability for postemployment benefits	3,247	3,247	-	-
Deferred income taxes and other liabilities	959	888	411	(340)[5,7]

Total liabilities	41,272	17,512	24,848	(1,088)

Stockholders' equity
Common stock	2,393	2,393	863	(863)[6]
Treasury stock	(6,613)	(6,613)	-	-
Profit employed in the business	13,330	13,330	2,445	(2,445)[6]
Accumulated other comprehensive income	(477)	(477)	282	(282)[6]

Total stockholders' equity	8,633	8,633	3,590	(3,590)

Total liabilities and stockholders' equity	$49,905	$26,145	$28,438	$(4,678)

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
[8] Elimination of debt between Machinery and Engines and Financial Products.
[9] Elimination of payables between Machinery and Engines and Financial Products.
[10] Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Assets
Current assets:
Cash and short-term investments	$1,108	$951	$157	$-
Receivables - trade and other	7,526	2,833	419	4,274 [2,3]
Receivables - finance	6,442	-	11,058	(4,616)[3]
Deferred and refundable income taxes	344	276	68	-
Prepaid expenses	2,146	2,139	26	(19)[4]
Inventories	5,224	5,224	-	-

Total current assets	22,790	11,423	11,728	(361)

Property, plant and equipment - net	7,988	5,067	2,921	-
Long-term receivables - trade and other	1,037	301	36	700 [2,3]
Long-term receivables - finance	10,301	-	11,036	(735)[3]
Investments in unconsolidated affiliated companies	565	526	39	-
Investments in Financial Products subsidiaries	-	3,253	-	(3,253)[5]
Deferred income taxes	768	1,057	32	(321)[6]
Intangible assets	424	418	6	-
Goodwill	1,451	1,451	-	-
Other assets	1,745	491	1,254	-

Total assets	$47,069	$23,987	$27,052	$(3,970)

Liabilities
Current liabilities:
Short-term borrowings	$5,569	$871	$4,897	$(199)[7]
Accounts payable	3,412	3,288	261	(137)[8]
Accrued expenses	2,617	1,605	1,038	(26)[9]
Accrued wages, salaries and employee benefits	1,845	1,826	19	-
Customer advances	454	454	-	-
Dividends payable	168	168	-	-
Deferred and current income taxes payable	528	448	84	(4)[6]
Long-term debt due within one year	4,499	340	4,159	-

Total current liabilities	19,092	9,000	10,458	(366)
Long-term debt due after one year	15,677	2,752	12,960	(35)[7]
Liability for postemployment benefits	2,991	2,991	-	-
Deferred income taxes and other liabilities	877	812	381	(316)[6]

Total liabilities	38,637	15,555	23,799	(717)

Stockholders' equity
Common stock	1,859	1,859	875	(875)[5]
Treasury stock	(4,637)	(4,637)	-	-
Profit employed in the business	11,808	11,808	2,197	(2,197)[5]
Accumulated other comprehensive income	(598)	(598)	181	(181)[5]

Total stockholders' equity	8,432	8,432	3,253	(3,253)

Total liabilities and stockholders' equity	$47,069	$23,987	$27,052	$(3,970)

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
[7] Elimination of debt between Machinery and Engines and Financial Products.
[8] Elimination of payables between Machinery and Engines and Financial Products.
[9] Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$1,886	$1,886	$248	$(248)[2]
Adjustments for non-cash items:
Depreciation and amortization	802	470	332	-
Undistributed profit of Financial Products	-	(248)	-	248 [3]
Other	94	90	(186)	190 [4]
Changes in assets and liabilities:
Receivables - trade and other	(762)	(53)	7	(716)[4,5]
Inventories	(755)	(755)	-	-
Accounts payable and accrued expenses	356	271	72	13 [4]
Other assets - net	23	9	(5)	19 [4]
Other liabilities - net	304	300	31	(27)[4]

Net cash provided by (used for) operating activities	1,948	1,970	499	(521)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(552)	(536)	(27)	11 [4]
Expenditures for equipment leased to others	(532)	-	(548)	16 [4]
Proceeds from disposals of property, plant and equipment	319	20	310	(11)[4]
Additions to finance receivables	(5,114)	-	(18,013)	12,899 [5]
Collection of finance receivables	4,079	-	15,969	(11,890)[5]
Proceeds from the sale of finance receivables	980	-	1,484	(504)[5]
Net intercompany borrowings	-	36	(383)	347 [6]
Investments and acquisitions (net of cash acquired)	(419)	(419)	-	-
Proceeds from sale of available-for-sale securities	219	13	206	-
Investments in available-for-sale securities	(296)	(30)	(266)	-
Other - net	167	13	166	(12)[7]

Net cash provided by (used for) investing activities	(1,149)	(903)	(1,102)	856

Cash flow from financing activities:
Dividends paid	(335)	(335)	-	-
Common stock issued, including treasury shares reissued	349	349	(12)	12 [7]
Treasury shares purchased	(2,411)	(2,411)	-	-
Excess tax benefit from stock-based compensation	120	120	-	-
Net intercompany borrowings	-	383	(36)	(347)[6]
Proceeds from debt issued (original maturities greater than three months)	5,033	102	4,931	-
Payments on debt (original maturities greater than three months)	(5,595)	(501)	(5,094)	-
Short-term borrowings (original maturities three months or less) - net	1,564	721	843	-

Net cash provided by (used for) financing activities	(1,275)	(1,572)	632	(335)

Effect of exchange rate changes on cash	16	9	7	-

Increase (decrease) in cash and short-term investments	(460)	(496)	36	-
Cash and short-term investments at beginning of period	1,108	951	157	-

Cash and short-term investments at end of period	$648	$455	$193	$-

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
[7] Change in investment and common stock related to Financial Products.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$1,341	$1,341	$189	$(189)[2]
Adjustments for non-cash items:
Depreciation and amortization	744	426	318	-
Undistributed profit of Financial Products	-	(189)	-	189 [3]
Other	(113)	(129)	(94)	110 [4]
Changes in assets and liabilities:
Receivables - trade and other	(742)	(256)	19	(505)[4,5]
Inventories	(674)	(674)	-	-
Accounts payable and accrued expenses	236	118	131	(13)[4]
Other assets - net	(24)	(46)	(4)	26 [4]
Other liabilities - net	228	262	(3)	(31)[4]

Net cash provided by (used for) operating activities	996	853	556	(413)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(402)	(385)	(17)	-
Expenditures for equipment leased to others	(608)	-	(608)	-
Proceeds from disposals of property, plant and equipment	304	18	286	-
Additions to finance receivables	(5,159)	-	(16,035)	10,876 [5]
Collection of finance receivables	3,444	-	13,894	(10,450)[5]
Proceeds from sale of finance receivables	859	-	859	-
Net intercompany borrowings	-	(67)	(9)	76 [6]
Investments and acquisitions (net of cash acquired)	(8)	(8)	-	-
Proceeds from sale of available-for-sale securities	182	8	174	-
Investments in available-for-sale securities	(239)	(9)	(230)	-
Other - net	108	14	94	-

Net cash provided by (used for) investing activities	(1,519)	(429)	(1,592)	502

Cash flow from financing activities:
Dividends paid	(280)	(280)	-	-
Common stock issued, including treasury shares reissued	278	278	-	-
Treasury shares purchased	(839)	(839)	-	-
Net intercompany borrowings	-	9	67	(76)[6]
Proceeds from debt issued (original maturities greater than three months)	6,318	147	6,171	-
Payments on debt (original maturities greater than three months)	(4,197)	(51)	(4,146)	-
Short-term borrowings (original maturities three months or less) - net	(467)	483	(950)	-

Net cash provided by (used for) financing activities	813	(253)	1,142	(76)

Effect of exchange rate changes on cash	14	23	4	(13)[7]

Increase (decrease) in cash and short-term investments	304	194	110	-
Cash and short-term investments at beginning of period	445	270	175	-

Cash and short-term investments at end of period	$749	$464	$285	$-

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

Sales & Revenues Outlook

We project company sales and revenues will increase 12 percent to 15 percent compared to 2005.

•
During the second quarter, sentiment concerning the health of the world economy eroded. However, a deeper look at the economic factors that have supported Caterpillar’s growth over the past few years finds them still largely in place in most key markets.

•
Interest rates are high enough in several countries—the United States, the United Kingdom and Australia—to create some risk to the pace of economic growth. However, incomes have shifted from consumers to businesses, so any slowing in growth should fall more heavily on consumer spending than business investment. Interest rates in Europe, Japan and most developing countries remain low.

•
We project that world economic growth will exceed 3.5 percent this year, slightly faster than in 2005. Improved growth in both Europe and Japan should offset some slowing in the United States. Strong economic growth should continue in most developing countries. Since 2002, higher prices and increased production raised revenues to commodity producers by more than $1.5 trillion. That increase contributed to better economic growth in developing countries and did not prevent improved growth in the major consuming countries—European countries, Japan and the United States.

•
We expect increased construction spending in 2006; however, growth will be more concentrated in nonresidential building and infrastructure. Housing is declining in the United States but should benefit from rising home prices and low interest rates in many other countries.

•
Demand for metals is up due to increased industrial production—3 percent or more in the industrial countries and 5 percent or more in many developing countries. At the same time, producers have struggled to increase production, and inventories are near critical lows. While we expect modest commodity price declines in the coming months, prices are expected to remain above levels that encourage continued investment in new mining capacity.

•
International coal prices rebounded from a late 2005 slump and recently traded near year-earlier prices. Last year, coal was the world’s fastest growing source of energy; coal’s price advantage over oil and natural gas should keep demand growing.

•
Ocean shipping rates have improved, and increased offshore petroleum activity is requiring more support and supply vessels. Shipyards have healthy order backlogs, which should increase marine engine sales.

•
Concerns about oil supplies likely will keep crude oil prices trading above $70 per barrel the rest of the year. Growth in exploration, drilling, pipeline expenditures and oil sands development should benefit both machinery and engines sales. We believe that as long as oil production continues to increase, as it has this year, the world can cope with current high oil prices. However, a significant reduction in oil supplies would likely interrupt the world economic recovery.

•
During 2006, two of our on-highway truck engine customers (Freightliner and Paccar) announced they would no longer use Caterpillar mid-range engines in their 2007 product offerings. We are evaluating several alternatives to adjust our cost structure as a result of this longer term drop in mid-range engine volume. These actions include, but are not limited to, product rationalization, continued expansion into new applications and redeployment of productive assets. Continued strength in the non-truck engine applications over time will offset a portion of the lost business. We are converting part of our mid-range engine assembly plant into a marine engine packaging center to capitalize on the growing demand for marine product while better utilizing shared production assets. Customers will continue to be offered high-quality mid-range truck engines using ACERT® Technology. We are currently working with end users to demonstrate the long-term advantages of using ACERT Technology.

North America (United States and Canada) Machinery and Engines sales are expected to increase about 15 percent in 2006.

•
At its June 30 meeting, the U.S. Federal Reserve raised interest rates to 5.25 percent and became more ambiguous about future actions. We assume the Fed is still more concerned about inflation than an economic slowdown and will raise interest rates again this year.

•
Past Fed actions were sufficient to slow economic growth to 2.5 percent in the second quarter and we expect that growth will remain below 3 percent in the second half. However, the strong first quarter will bring full year 2006 growth to almost 3.5 percent.

Page 59

•
The business investment sector has fared much better than consumer industries during this recovery, and that disparity should continue. Factors supporting investment—record corporate profits, favorable financing, attractive output prices and aged or inadequate capacity in basic industries—remain in place today.

•
Housing starts averaged over a 2 million unit rate so far this year, and building permits were even higher. However, mortgage interest rates reached a four-year high, which will likely reduce starts for the year to about 1.9 million units—the third best year since 1978.

•	Investment in nonresidential structures increased at a 12 percent rate in the second quarter, and a surge in new contracts issued should allow for over 10 percent growth for the year.

•	States used increased federal funding to award 11 percent more highway contracts in the first six months of 2006. We expect contracting will increase about 10 percent in 2006.

•
Mine production of metals in the United States increased only 2.5 percent in the first six months of this year, suggesting further large investment increases will be needed to reverse capacity reductions made in the late 1990s. A tripling in exploration and development spending the past three years has so far increased mine capacity by only 2 percent.

•
Coal production in the second quarter increased almost 11 percent from a year earlier, benefiting from increased electricity production and the rebuilding of utility coal stockpiles. Mine capacity is about the same as in early 1994, so the operating rate rose to 95 percent. Coal prices remain attractive for investing in new capacity.

•
High oil and natural gas prices led to a 20 percent increase in operating drill rigs this year, the highest level since early 1986. Growth in energy demand should keep pressure on supplies, further boosting investment in capacity.

•
Production of on-highway trucks should be up more than 5 percent this year, the result of better trucking company profits and ordering in advance of 2007 emission standards. Order backlogs at truck manufacturers currently cover nearly all production slots available through year-end.

•
The Bank of Canada decided not to raise interest rates at its last meeting since inflation is on target. We forecast the Canadian economy will grow more than 3 percent this year, housing will continue to be strong and nonresidential construction should increase more than 5 percent.

•
Metals production in Canada declined more than 10 percent year-to-date despite a near tripling in exploration and development spending the past three years. We expect further large increases in capacity-related investments. Production of oil and natural gas increased more than 6 percent, benefiting from oil sands development and a record number of drill rigs operating.

•	The acquisition of Progress Rail will add approximately $600 million in sales the last half of 2006.

•
We are anticipating the 2007 Class 8 North American truck industry to drop from approximately 315,000 units in 2006 to approximately 190,000 to 220,000 units in 2007, due to indications that fleets are engaging in a pre-buy prior to the 2007 regulations. We are currently reviewing several alternatives to manage our cost structure for the short-term decrease in heavy-duty truck engine demand. These include specific plans related to manufacturing, support and sales and marketing costs. Although these cost actions will reduce the impact of the lower volumes in 2007, we anticipate the first quarter to be hit harder than the remainder of the year. Continued strength in our petroleum, electric power and marine engine business should help reduce the impact of the lower truck engine volumes.

EAME Machinery and Engines sales are expected to increase about 11 percent in 2006.

•
The European Union (EU) economy grew at a 2.5 percent annual rate in the first quarter, the fastest in two years. Forward-looking indicators suggest the current rebound should continue, and we forecast economic growth of more than 2 percent in 2006.

•
EU residential building permits rose 8 percent year to date, the fourth consecutive year of good growth. Factors that should continue to support housing include higher home prices, an inadequate housing stock, low long-term interest rates and growing employment.

Page 60

•
Nonresidential construction has begun to increase from year-earlier levels, although at a slower pace than housing. Record corporate profits, rising office rents and increased industrial production should strengthen the recovery.

•
Headline inflation is above the European Central Bank’s target, so we expect the bank will raise interest rates from the current 2.75 percent to 3.25 percent by year-end. The Bank of England is expected to hold rates steady the rest of the year.

•
We forecast over 5 percent growth in the Africa/Middle East region in 2006, the fourth year of good growth. High commodity prices and low interest rates in key countries should lead to growth in construction and both metals and energy investment.

•
Economic growth in the CIS should be close to 6 percent this year, continuing the recovery from the 1998 Russian debt crisis. Construction in Russia increased more than 10 percent in the second quarter, and oil production rose almost 5 percent this year. High commodity prices and low interest rates should allow good growth in construction, metals and energy investment this year.

Latin America Machinery and Engines sales are expected to increase about 12 percent in 2006.

•
The Brazilian Central Bank has reduced the short-term interest rate eight times, more than reversing the tightening cycle started in 2004. As a result, the largest economy in the region is rebounding from some weakness in late 2005.

•	Mexico’s interest rates have also declined since mid-2005, and first-quarter growth was the best in over a year. Forward-looking indicators suggest this improvement in the economy should continue.

•
We project regional economic growth will exceed 4.5 percent this year, slightly faster than last year. Good economic growth and favorable interest rates should allow strong growth in construction this year. Major countries reported year-to-date increases in construction spending ranging from 5 to 20 percent.

•
Metals exploration and development spending more than doubled the past three years, and mine production is generally increasing—up 10 percent in Brazil and 5 percent in Peru. However, Chile, the world’s largest producer of copper, has experienced production declines. High metals prices indicate mining investment in the region should continue to grow.

Asia/Pacific Machinery and Engines are expected to increase about 11 percent in 2006.

•
We expect regional growth will exceed 7 percent this year, slightly faster than last year. Most countries are maintaining low interest rates, and competitive exchange rates are prolonging fast export growth. The region is also benefiting from the increasing importance of the Indian economy, where industrial production increased 10 percent in the second quarter.

•
Rapid economic growth and low interest rates are benefiting construction. Data on construction spending in Indonesia, China and Australia indicate growth of 5 percent or more. However, housing construction in Australia is declining in response to high interest rates.

•
Coal mining should remain a growth area this year. Regional spot prices have rebounded, and Indonesia, the world’s largest exporter of thermal coal, could have a capacity expansion of more than 15 percent. Increased port congestion could limit Australia’s ability to increase coal exports.

•
Australia increased expenditures for mineral exploration 17 percent in the first quarter, the eighth consecutive quarter of large increases. Despite those increased investments, production declined in the first quarter. We expect mining companies will continue to increase investments.

Financial Products Revenues

•	We expect continued growth in Financial Products for 2006. Revenues are expected to increase approximately 18 percent versus 2005, primarily due to higher average earning assets in 2006.

Sales and Revenues Outlook - Midpoint of Range[1]

(Millions of dollars)	2005	2006	%
	Actual	Outlook	Change

Machinery and Engines
North America	$17,709	$20,400	15%
EAME	8,860	9,800	11%
Latin America	3,024	3,400	12%
Asia/Pacific	4,413	4,900	11%

Total Machinery and Engines	34,006	38,500	13%

Financial Products[2]	2,333	2,750	18%

Total	$36,339	$41,250	13.5%

[1] The Consolidated Operating Profit chart below reflects sales and revenues at the midpoint of the range.
[2] Does not include revenues earned from Machinery and Engines of $421 million and $317 million in 2006 and 2005, respectively.

[1]  The PPS outlook is between $5.25 and $5.50. The above chart illustrates operating profit at the midpoint of this profit range. Each of the stair steps in the chart may individually vary within the outlook range.

[2] Other includes the impact of currency, consolidating adjustments, M&E other operating expenses, operating profit of Progress Rail and the effects of rounding.

2006 Outlook - Profit

We expect profit per share to be in the range of $5.25 to $5.50—between 30 percent and 36 percent higher than 2005. The year is expected to benefit from improved price realization and higher sales volume, partially offset by core operating cost increases and stock-based compensation expense.

About half of the expected core operating cost increase is from manufacturing costs and about half from SG&A and R&D. Manufacturing costs are expected to be higher due to an increase of about 1 percent in material costs and an increase in period manufacturing costs.

SG&A and R&D are expected to be higher in support of growth and new product programs to support the growth envisioned by Caterpillar’s long-term strategy.

Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our second-quarter 2006 results release and prepared statements from the related results webcast are forward-looking and involve uncertainties that could significantly impact results. The words "believes", "expects", "estimates", "anticipates", "will be", "should" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

World Economic Factors
Our projection for over 3.5 percent growth in the world economy in 2006 assumes central banks will cautiously raise interest rates so as not to slow growth too much. Low interest rates, good economic growth and favorable commodity prices should encourage further growth in both construction and mining. Factors that could reduce expected growth in Machinery and Engines sales include high interest rates, reductions in crude oil availability, lower commodity prices and declines in home prices.

We expect the U.S. Federal Reserve will raise the Federal Funds rate to 5.5 percent this year, causing economic growth later in the year to slow below its potential. However, good corporate profits, lower long-term interest rates than in the past cycle and a need to replace aged capital stocks should support continued good growth in investment. Should financial conditions tighten sufficiently to slow economic growth below three percent, corporate profits weaken or housing starts decline more than expected, expected improvements in Machinery and Engines sales likely would be lower than projected.

Our projection of increased sales of Machinery and Engines in Europe, Africa, Middle East (EAME) in 2006 assumes the economic recovery that has started in Europe strengthens further, maintaining good growth in housing and accelerating a recovery in nonresidential construction. The European Central Bank has already raised interest rates and more increases are likely. Our forecast assumes those rate increases do not undermine either the economic recovery or growth in Machinery and Engines sales. In both Africa and Middle East (AME) and the Commonwealth of Independent States (CIS), good economic growth and high commodity prices should support growth in construction and mining. Key risks are worsening turmoil in the Middle East and a worldwide collapse in commodity prices. Those developments would likely negatively impact our results.

We expect that low interest rates, increased capital inflows, and favorable commodity prices will maintain Latin American economic growth at over four percent, benefiting both Machinery and Engines sales. Good growth underway in both construction and mining is expected to continue. This forecast is vulnerable to a significant weakening in commodity prices, widespread increases in interest rates, lower inflows of foreign investment or political disruptions.

In Asia/Pacific, we project economic growth will be over 7 percent in 2006, the result of low interest rates, competitive exchange rates and growing world trade. Fast economic growth and increased property prices should support construction and favorable coal and metals prices should encourage increased mining investment. The projected increase in Machinery and Engines sales is vulnerable to reduced demand for coal and iron ore, significant revaluations of regional currencies, restrictions on regional exports and sharp interest rate hikes.

Commodity Prices
Commodities represent a significant sales opportunity, with prices and production as key drivers. Prices have improved sharply over the past four years and our outlook assumes that continued growth in world industrial production, low inventories and some difficulties in increasing production will cause metals prices to remain high enough in 2006 to encourage further mine investment. Any unexpected weakening in world industrial production, however, could cause prices to drop sharply to the detriment of our results.

International coal prices recovered from some weakness in late 2005 but prices in the United States softened in the second quarter. We expect that the need to rebuild some coal stocks as well as increased electricity generation will support demand for coal in 2006 and prices will remain favorable for new investment. The outlook for continued growth in coal mining is vulnerable to mine permitting problems, transportation difficulties, weak utility demand and steep declines in oil and natural gas prices.

Oil and natural gas prices increased sharply over the past four years due to strong demand and high capacity usage. Higher energy prices have not halted economic recoveries since strong demand boosted prices and world production increased. High prices are encouraging more exploration and development. However, should significant supply cuts occur, such as from OPEC production cuts or political unrest in a major producing country, the resulting oil shortages and price spikes could slow economies, potentially with a depressing impact on our sales.

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

With economic data looking more favorable, central banks in several developed countries have raised interest rates from the lowest rates in decades, with the U. S. Federal Reserve Bank being the most aggressive. Our outlook assumes that central banks will try to avoid increasing rates so much that economic recoveries stall. Should central banks raise interest rates more aggressively than anticipated or underestimate the impact of rate increases on economies, both economic growth and our sales could suffer.

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

Our outlook assumes that there will be no widespread military conflicts in either North Korea or the Middle East in the forecast period. Such military conflicts could severely disrupt sales into countries affected, as well as nearby countries.

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

Financial Products Division Factors
Inherent in the operation of Cat Financial is the credit risk associated with its customers. The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of interest expense associated with our debt portfolio. Our "match funding" policy addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio (loans and leases with customers and dealers) within pre-determined ranges on an ongoing basis. To achieve our match funding objectives, we issue debt with a similar interest rate profile to our receivables and also use interest rate swap agreements to manage our interest rate risk exposure to interest rate changes and in some cases to lower our cost of borrowed funds. If interest rates move upward more sharply than anticipated, our financial results could be negatively impacted. Cat Financial's results are also dependent upon the demand for Caterpillar machinery and engines; our marketing, operational and administrative support; and competition from other finance companies. With respect to our insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of our investment portfolio, thus requiring a negative adjustment to earnings.

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

The environment remains competitive from a pricing standpoint. Our 2006 sales outlook assumes that the company continues to recognize worldwide machine price actions communicated to dealers with an effective date of January 2006. While we expect that the environment will continue to absorb these price actions, changes in the marketplace acceptance would negatively impact our results. Moreover, additional price discounting to maintain our competitive position could result in lower than anticipated realization.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the company's management, including the CEO and CFO, concluded that the company's disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

Except for the changes noted below, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter 2006, Caterpillar continued to implement new requisition-to-pay business processes and enabling technologies for purchases of non-inventoried goods and services. Additionally, Caterpillar continued implementing a global treasury system, which will support Funding, Risk Management and Cash Operations processes. This implementation is expected to be completed in the third quarter of 2006.

Also during the second quarter 2006, Caterpillar acquired 100 percent of the equity in Progress Rail Services, Inc. This acquired business contains over 90 facilities in 29 states in the United States, Canada and Mexico, with about 3,700 employees. As part of the post-closing integration, the company is engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company and believes this process will be completed in 2007. Management intends to exclude the internal controls of Progress Rail Services from its annual assessment of the effectiveness of the company's internal control over financial reporting (Section 404) for 2006. This exclusion is in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

On January 16, 2002, Caterpillar commenced an action in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois, against Navistar International Transportation Corporation and International Truck and Engine Corporation (collectively Navistar). The lawsuit arises out of a long-term purchase contract between Caterpillar and Navistar effective May 31, 1988, as amended from time to time (the Purchase Agreement). The pending complaint alleges, among other things, that Navistar breached its contractual obligations by: (i) paying Caterpillar $8.08 less per fuel injector than the agreed upon price for new unit injectors delivered by Caterpillar; (ii) refusing to pay contractually agreed upon surcharges owed as a result of Navistar ordering less than planned volumes of replacement unit injectors; and (iii) refusing to pay contractually agreed upon interest stemming from Navistar's late payments. As of June 30, 2006, the net past due receivable from Navistar regarding the foregoing and included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $139 million. The pending complaint also has claims alleging that Newstream Enterprises and Navistar, collectively and individually, failed to pay the applicable price to Caterpillar for shipments of unit injectors to Newstream. As of June 30, 2006, the net past due receivables for the foregoing, included in "Long-term receivables - trade and other" in the Consolidated Statement of Financial Position totaled $12 million. The pending complaint further alleges that Sturman Industries, Inc. and Sturman Engine Systems, Inc. colluded with Navistar to utilize technology that Sturman Industries, Inc. misappropriated from Caterpillar to help Navistar develop its G2 fuel system, and tortiously interfered with the Purchase Agreement and Caterpillar's prospective economic relationship with Navistar. The pending complaint further alleges that the two parties' collusion led Navistar to select Sturman Engine Systems, Inc., and another company, instead of Caterpillar, to develop and manufacture the G2 fuel system. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On September 30, 2005, International Truck and Engine Corporation (International) commenced an action against Caterpillar in the Circuit Court of the Tenth Judicial Circuit of Illinois in Peoria, Illinois. The lawsuit states that it arises out of the Purchase Agreement described above. The complaint alleges, among other things, that Caterpillar procured the Purchase Agreement by fraudulently misrepresenting or concealing information related to the business of selling fuel injectors to International, and that Caterpillar breached the Purchase Agreement. International's complaint does not specify the amount of damages being sought. Caterpillar intends to defend itself vigorously in this case. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On May 7, 2002, International commenced an action against Caterpillar in the Circuit Court of DuPage County, Illinois regarding a long-term agreement term sheet (term sheet) (the first lawsuit). In its sixth amended complaint in the first lawsuit, International alleged that the term sheet constitutes a legally binding contract for the sale of heavy-duty engines at specified prices through the end of 2006, alleged that Caterpillar breached the term sheet by, among other things, raising certain prices effective October 1, 2002, and also alleged that Caterpillar breached an obligation to negotiate a comprehensive long-term agreement referenced in the term sheet. International sought declaratory and injunctive relief as well as damages in an amount to be determined at trial. Caterpillar denied International's claims and filed a counterclaim seeking a declaration that the term sheet had been effectively terminated. Caterpillar also asserted that pursuant to a subsequent agreement International released Caterpillar from certain of its claims. On September 24, 2003, the Appellate Court of Illinois, ruling on an interlocutory appeal, issued an order consistent with Caterpillar's position that, even if the court subsequently determines that the term sheet is a binding contract, it is indefinite in duration and was therefore terminable at will by Caterpillar upon reasonable notice. On April 12, 2005, International commenced a second, related action against Caterpillar in the Circuit Court of DuPage County, Illinois (the second lawsuit). The second lawsuit contained allegations similar to the allegations contained in the first lawsuit. International also alleged in the second lawsuit that Caterpillar materially breached the subsequent agreement. On June 15, 2005, International voluntarily dismissed its complaint in the first lawsuit. The second lawsuit has been consolidated with Caterpillar's counterclaims from the first lawsuit. On June 2, 2006, the court vacated the trial date, which had been scheduled to begin during the third quarter of 2006. The court has not set a new trial date. This case is not related to the breach of contract action brought by Caterpillar against Navistar which is currently pending in the Circuit Court of Peoria County, Illinois. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On September 29, 2004, Kruse Technology Partnership (Kruse) filed a lawsuit against Caterpillar in the United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe upon certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies. Kruse seeks monetary damages, injunctive relief and a finding that the alleged infringement by Caterpillar was willful. Caterpillar denies Kruse's allegations, believes they are without merit, and has filed a counterclaim seeking a declaration from the court that Caterpillar is not infringing upon Kruse's patents and that the patents are invalid and unenforceable. The counterclaim filed by Caterpillar is pending and no trial date is currently scheduled. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

In November 2004, the U.S. Environmental Protection Agency (EPA) alleged that Caterpillar had constructed a facility in Emporia, Kansas that failed to comply with Section 112(g)(2)(B) of the Federal Clean Air Act. Caterpillar sold the Emporia, Kansas facility in December 2002. This matter has now been settled and terminated by Consent Decree, entered on June 12, 2006, in the United States District Court for the District of Kansas, and Caterpillar’s payment of a civil penalty of $300,000 on June 14, 2006. Accordingly, in the opinion of our management, this matter is closed and will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On June 26, 2006, the UK Environment Agency filed a claim against Caterpillar Logistics Services (UK) Ltd. (CLS) before the Leicester & Rutland Magistrates Court. The complaint alleges that CLS failed to follow UK regulations in connection with the handling and disposal of special waste (primarily batteries) from January through September 2005. Eight separate offenses have been cited. CLS is required to appear before the Court on August 3, 2006, to respond to the charges. No claim for monetary penalties has been stated in the complaint. Although the regulations provide for the assessment of fines, we have no basis to determine at what level at this time. We estimate total fines could reach £85,000 (approximately $157,000) should CLS be found to have committed all of the alleged offenses. While CLS intends to defend itself in this action, it is the opinion of our management that the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

The Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns during the second quarter of 2005. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are vigorously disputing this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, in the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

The World Trade Organization (WTO) previously found that the transitional and grandfathering provisions for extraterritorial income exclusion (ETI), under the American Jobs Creation Act of 2004, did not satisfy the United States' obligation to "withdraw" prohibited export subsidies. The WTO result allowed the European Union to impose already authorized sanctions on certain U.S. origin goods beginning May 16, 2006. The Tax Increase Prevention and Reconciliation Act of 2005, signed by President Bush on May 17, 2006, repealed the grandfathering provisions for ETI. In response, the European Union Trade Commissioner announced the cancellation of sanctions ending the dispute. We were not materially impacted by this resolution.

Item 1A. Business Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, "Item 1A. Business Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in the Safe Harbor Statement included in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial may materially adversely affect our business, financial condition or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1-30, 2006	5,924,000	$75.95	5,924,000	25,242,174	[1]
May 1-31, 2006	9,272,000	75.47	9,272,000	17,817,273	[1]
June 1-30, 2006	7,645,700	68.29	7,645,700	15,748,473	[1]

Total	22,841,700	$73.19	22,841,700

[1] On October 8, 2003, the Board of Directors approved an extension of the share repurchase program (through October 2008) with the goal of reducing the company's outstanding shares to 640,000,000. Amount represents the shares outstanding at the end of the period less 640,000,000.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1-30, 2006	-	$-	NA	NA
May 1-31, 2006	-	-	NA	NA
June 1-30, 2006	-	-	NA	NA

Total	-	$-

[1] Represents shares delivered back to issuer for the payment of taxes resulting from the release of restricted stock.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees. As of June 30, 2006, those plans had approximately 11,600 participants in the aggregate. During the second quarter of 2006, approximately 142,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some non-U.S. plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Caterpillar Inc. was held on June 14, 2006, for the purpose of electing directors and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. A plurality vote of the shares present at the meeting was required for election of directors. An affirmative vote of the majority (50 percent or greater) of shares present at the meeting was required for approval of all other proposals. Abstentions and broker non-votes have the effect of a vote against matters other than director elections. Quorum exists if at least one-third of Caterpillar stockholders are present in person or by proxy at the meeting. Abstentions and broker non-votes are counted as present for establishing a quorum.

Proposal 1 - Election of Directors

All of management's nominees for directors as listed in the proxy statement received a plurality vote of the shares present at the meeting and an affirmative vote of 96% or greater and were ELECTED with the following vote:

	Shares Voted "FOR"	Shares "WITHHELD"	Broker Non-Votes

David R. Goode	575,524,222	22,151,553	50,362
James W. Owens	575,955,998	21,720,275	49,864
Charles D. Powell	577,204,091	20,471,619	50,427
Joshua I. Smith	574,673,323	23,002,486	50,328

Proposal 2 - Amend Articles of Incorporation

A management proposal requesting approval of an amendment to the Articles of Incorporation received the affirmative vote of 89.04% of the shares present at the meeting and was APPROVED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

532,197,821	55,532,429	9,945,886	50,001

Proposal 3 - Approve Long-Term Incentive Plan

A management proposal requesting approval of the Caterpillar Inc. 2006 Long-Term Incentive Plan received the affirmative vote of 60.20% of the shares present at the meeting was APPROVED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

359,817,099	165,174,240	10,393,429	62,341,369

Proposal 4 - Approve Executive Short-Term Incentive Plan

A management proposal requesting approval of the Caterpillar Inc. Executive Short-Term Incentive Plan received the affirmative vote of 94.47% of the shares present at the meeting was APPROVED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

564,603,539	22,551,235	10,571,362	0

Proposal 5 - Ratification of Auditors

A management proposal requesting ratification of Independent Registered Public Accounting Firm received the affirmative vote of 96.36% of the shares present at the meeting was APPROVED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

575,933,172	12,876,688	8,865,627	50,650

Proposal 6 - Stockholder Proposal - Annual Election of Directors

A stockholder proposal requesting the Board of Directors to take steps necessary to adopt annual election of each director was not properly presented by the proponent or a qualified representative at the meeting. The vote for the proposal was therefore NULLIFIED.

Proposal 7 - Stockholder Proposal - Separate CEO & Chair

A stockholder proposal requesting the Board of Directors to separate the roles of Chairman and Chief Executive Officer received the affirmative vote of 27.93% of the shares present at the meeting was DEFEATED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

166,914,177	357,274,573	11,060,564	62,471,823

Proposal 8 - Stockholder Proposal - Majority Vote Standard

The stockholder proposal requesting the Board of Directors to adopt majority vote standard received the affirmative vote of 45.69% of the shares present at the meeting was DEFEATED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes

273,063,715	249,982,274	12,338,694	62,341,454

Item 6. Exhibits
Exhibits:
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
August 2, 2006	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer

(James W. Owens)

August 2, 2006	/s/ David B. Burritt	Vice President and Chief Financial Officer

(David B. Burritt)

August 2, 2006	/s/ Bradley M. Halverson	Controller and Chief Accounting Officer

(Bradley M. Halverson)

August 2, 2006	/s/ James B. Buda	Secretary

(James B. Buda)

