Form 10-Q
period 2006-09-30
CATERPILLAR INC
filed 2006-11-02
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Registrant's telephone number, including area code: (309) 675-1000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X] Accelerated filer [   ] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

At September 30, 2006, 650,534,474 shares of common stock of the Registrant were outstanding.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	September 30,
	2006	2005

Sales and revenues:
Sales of Machinery and Engines	$9,842	$8,392
Revenues of Financial Products	675	585

Total sales and revenues	10,517	8,977

Operating costs:
Cost of goods sold	7,610	6,547
Selling, general and administrative expenses	988	775
Research and development expenses	329	285
Interest expense of Financial Products	266	197
Other operating expenses	246	233

Total operating costs	9,439	8,037

Operating profit	1,078	940

Interest expense excluding Financial Products	72	68
Other income (expense)	72	80

Consolidated profit before taxes	1,078	952

Provision for income taxes	334	303

Profit of consolidated companies	744	649

Equity in profit (loss) of unconsolidated affiliated companies	25	18

Profit	$769	$667

Profit per common share	$1.18	$.98

Profit per common share - diluted [1]	$1.14	$.94

Weighted average common shares outstanding (millions)
- Basic	653.2	678.8
- Diluted [1]	677.2	710.7

Cash dividends declared per common share	$-	$-
[1] Diluted by assumed exercise of stock options and SARs, using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Nine Months Ended
	September 30,
	2006	2005

Sales and revenues:
Sales of Machinery and Engines	$28,541	$24,965
Revenues of Financial Products	1,973	1,711

Total sales and revenues	30,514	26,676

Operating costs:
Cost of goods sold	21,578	19,652
Selling, general and administrative expenses	2,690	2,308
Research and development expenses	979	794
Interest expense of Financial Products	754	551
Other operating expenses	738	654

Total operating costs	26,739	23,959

Operating profit	3,775	2,717

Interest expense excluding Financial Products	206	198
Other income (expense)	165	278

Consolidated profit before taxes	3,734	2,797

Provision for income taxes	1,153	850

Profit of consolidated companies	2,581	1,947

Equity in profit (loss) of unconsolidated affiliated companies	74	61

Profit	$2,655	$2,008

Profit per common share	$4.01	$2.95

Profit per common share - diluted [1]	$3.86	$2.84

Weighted average common shares outstanding (millions)
- Basic	662.4	680.5
- Diluted [1]	688.5	707.4

Cash dividends declared per common share	$.55	$.46
[1] Diluted by assumed exercise of stock options and SARs, using the treasury stock method
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and short-term investments	$553	$1,108
Receivables - trade and other	8,246	7,526
Receivables - finance	6,376	6,442
Deferred and refundable income taxes	403	255
Prepaid expenses	2,107	2,146
Inventories	6,411	5,224

Total current assets	24,096	22,701

Property, plant and equipment - net	8,424	7,988
Long-term receivables - trade and other	742	1,037
Long-term receivables - finance	11,178	10,301
Investments in unconsolidated affiliated companies	606	565
Deferred income taxes	986	857
Intangible assets	646	424
Goodwill	1,877	1,451
Other assets	1,928	1,745

Total assets	$50,483	$47,069

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$745	$871
Financial Products	4,930	4,698
Accounts payable	3,857	3,412
Accrued expenses	2,747	2,617
Accrued wages, salaries and employee benefits	1,388	1,601
Customer advances	742	454
Dividends payable	-	168
Deferred and current income taxes payable	685	528
Long-term debt due within one year:
Machinery and Engines	99	340
Financial Products	3,492	4,159

Total current liabilities	18,685	18,848

Long-term debt due after one year:
Machinery and Engines	4,007	2,717
Financial Products	14,138	12,960
Liability for postemployment benefits	3,510	3,161
Deferred income taxes and other liabilities	1,115	951

Total liabilities	41,455	38,637

Stockholders' equity
Common stock of $1.00 par:
Authorized shares: 900,000,000 Issued shares: (9/30/06 and 12/31/05 - 814,894,624) at paid-in amount	2,441	1,859
Treasury stock (9/30/06 - 164,360,150; 12/31/05 - 144,027,405) at cost	(7,031)	(4,637)
Profit employed in the business	14,100	11,808
Accumulated other comprehensive income	(482)	(598)

Total stockholders' equity	9,028	8,432

Total liabilities and stockholders' equity	$50,483	$47,069

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity For the Nine Months Ended (Unaudited) (Dollars in millions)
	September 30, 2006		September 30, 2005

Common stock:
Balance at beginning of period	$1,859		$1,231
Common shares issued from treasury stock for stock-based compensation	71		135
Stock-based compensation expense	123		-
Tax benefits from stock-based compensation	161		117
Common shares issued from treasury stock for Progress Rail acquisition	227		-
Impact of 2-for-1 stock split	-		338

Balance at end of period	2,441		1,821

Treasury stock:
Balance at beginning of period	(4,637)		(3,277)
Shares issued for stock-based compensation: 2006 - 14,180,353; 2005 - 16,391,795	312		277
Shares repurchased: 2006 - 39,855,000; 2005 - 22,057,200	(2,858)		(1,039)
Shares issued for Progress Rail acquisition: 2006 - 5,341,902	152		-

Balance at end of period	(7,031)		(4,039)

Profit employed in the business:
Balance at beginning of period	11,808		9,937
Profit	2,655	$2,655	2,008	$2,008
Dividends declared	(363)		(309)
Impact of 2-for-1 stock split	-		(338)

Balance at end of period	14,100		11,298

Accumulated other comprehensive income:
Foreign currency translation adjustment:
Balance at beginning of period	302		489
Aggregate adjustment for period	117	117	(141)	(141)

Balance at end of period	419		348

Minimum pension liability adjustment - consolidated companies:
Balance at beginning of period (net of tax of: 2006-$449; 2005-$485)	(897)		(993)
Aggregate adjustment for period (net of tax of: 2005-$24)	-	-	(46)	(46)

Balance at end of period (net of tax of: 2006-$449; 2005-$509)	(897)		(1,039)

Minimum pension liability adjustment - unconsolidated companies:
Balance at beginning of period	(37)		(48)
Aggregate adjustment for period	-	-	1	1

Balance at end of period	(37)		(47)

Derivative financial instruments:
Balance at beginning of period (net of tax of: 2006-$13; 2005-$58)	18		110
Gains/(losses) deferred during period (net of tax of: 2006-$27; 2005-$2)	54	54	(5)	(5)
(Gains)/losses reclassified to earnings during period (net of tax of: 2006-$27; 2005-$40)	(47)	(47)	(75)	(75)

Balance at end of period (net of tax of: 2006-$13; 2005-$16)	25		30

Available-for-sale securities:
Balance at beginning of period (net of tax of: 2006-$9; 2005-$10)	16		18
Gains/(losses) deferred during period (net of tax of: 2006-$4; 2005-$2)	10	10	4	4
(Gains)/losses reclassified to earnings during period (net of tax of: 2006-$9; 2005- $1)	(18)	(18)	(2)	(2)

Balance at end of period (net of tax of: 2006-$4; 2005-$11)	8		20

Total accumulated other comprehensive income	(482)		(688)

Comprehensive income		$2,771		$1,744

Stockholders' equity at end of period	$9,028		$8,392

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Nine Months Ended
	September 30,
	2006	2005

Cash flow from operating activities:
Profit	$2,655	$2,008
Adjustments for non-cash items:
Depreciation and amortization	1,220	1,113
Other	110	(89)
Changes in assets and liabilities:
Receivables - trade and other	(165)	(521)
Inventories	(902)	(794)
Accounts payable and accrued expenses	327	313
Other assets - net	(345)	69
Other liabilities - net	666	31

Net cash provided by (used for) operating activities	3,566	2,130

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(905)	(709)
Expenditures for equipment leased to others	(798)	(965)
Proceeds from disposals of property, plant and equipment	440	447
Additions to finance receivables	(7,817)	(7,310)
Collections of finance receivables	6,204	4,889
Proceeds from the sale of finance receivables	1,004	916
Investments and acquisitions (net of cash acquired)	(512)	(12)
Proceeds from sale of available-for-sale securities	255	443
Investments in available-for-sale securities	(357)	(508)
Other - net	201	145

Net cash provided by (used for) investing activities	(2,285)	(2,664)

Cash flow from financing activities:
Dividends paid	(531)	(449)
Common stock issued, including treasury shares reissued	383	412
Treasury shares purchased	(2,858)	(1,039)
Excess tax benefit from stock-based compensation	159	-
Proceeds from debt issued (original maturities greater than three months)	8,629	9,796
Payments on debt (original maturities greater than three months)	(8,517)	(7,619)
Short-term borrowings (original maturities three months or less) - net	905	(58)

Net cash provided by (used for) financing activities	(1,830)	1,043

Effect of exchange rate changes on cash	(6)	13

Increase (decrease) in cash and short-term investments	(555)	522

Cash and short-term investments at beginning of period	1,108	445

Cash and short-term investments at end of period	$553	$967

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
Non-cash activities:
On June 19, 2006, Caterpillar acquired 100 percent of the equity in Progress Rail Services, Inc. A portion of the acquisition was financed with 5.3 million shares of Caterpillar stock with a fair value of $379 million as of the acquisition date. See Note 14 on page 25 for further discussion.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A. Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005, (b) the consolidated financial position at September 30, 2006 and December 31, 2005, (c) the changes in stockholders' equity for the nine months ended September 30, 2006 and 2005, and (d) the consolidated statement of cash flow for the nine months ended September 30, 2006 and 2005. The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto included in our company's annual report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

Comprehensive income is comprised of profit, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities and minimum pension liability. Total comprehensive income for the three months ended September 30, 2006 and 2005 was $764 million and $645 million, respectively. Total comprehensive income for the nine months ended September 30, 2006 and 2005 was $2,771 million and $1,744 million, respectively. The difference from profit primarily consists of foreign currency translation adjustments and gains on derivative instruments that were reclassified to earnings.

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

SFAS 151 - In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151 (SFAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4." SFAS 151 discusses the general principles applicable to the pricing of inventory. Paragraph 5 of ARB 43, Chapter 4, provides guidance on allocating certain costs to inventory. This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. As required by SFAS 151, we adopted this new accounting standard on January 1, 2006. The adoption of SFAS 151 did not have a material impact on our financial statements.

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

SFAS 156 - In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective January 1, 2007. The adoption of SFAS 156 is not expected to have a material impact on our financial statements.

FIN 48 - In July 2006, the FASB issued FIN 48 “Accounting For Uncertainty In Income Taxes - an interpretation of FASB Statement 109.” FIN 48 clarifies that an entity’s tax benefits recognized in tax returns must be more likely than not of being sustained prior to recording the related tax benefit in the financial statements. As required by FIN 48, we will adopt this new accounting standard effective January 1, 2007. We are currently reviewing the impact of FIN 48 on our financial statements. We expect to complete this evaluation by the end of 2006.

SFAS 157 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), "Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008. We are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.

SFAS 158 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. As required by SFAS 158, we will adopt the balance sheet recognition provisions at December 31, 2006 and the year-end measurement date in 2008 using the prospective method. The adoption of SFAS 158 is currently expected to reduce December 31, 2006 assets by approximately $600 million, increase liabilities by approximately $2.00 billion and reduce stockholders' equity by approximately $2.60 billion. Also, we expect a shift of approximately $500 million from current liabilities to long-term liabilities based on the classification guidelines provided in SFAS 158. We do not expect any violation of debt covenant agreements as a result of the reduction in stockholders' equity. The Statement does not affect the results of operations.

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

Prior to the adoption of SFAS 123R, we used the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, no compensation expense was recognized in association with our stock awards. The following table illustrates the effect on profit and profit per share if we had applied SFAS 123R for the three and nine months ended September 30, 2005 using the lattice-based option-pricing model:

(Dollars in millions except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Profit, as reported	$667	$2,008
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6)	(129)

Pro forma profit	$661	$1,879

Profit per share of common stock:
As reported:
Basic	$.98	$2.95
Diluted	$.94	$2.84
Pro forma:
Basic	$.97	$2.76
Diluted	$.93	$2.66

Stock Incentive Plans

In 1996, stockholders approved the Stock Option and Long-Term Incentive Plan (the 1996 Plan), which expired in April of 2006. The 1996 Plan reserved 144 million shares of common stock for issuance (128 million under this plan and 16 million under prior plans). On June 14, 2006, stockholders approved the 2006 Caterpillar Long-Term Incentive Plan (the 2006 Plan). The 2006 non-employee Directors’ grant was issued from this plan. The 2006 Plan reserves 37.6 million shares for issuance (20 million under the 2006 Plan and 17.6 million transferred from the 1996 Plan). The plans primarily provide for the granting of stock options and stock-settled stock appreciation rights (SARs) to officers and other key employees, as well as non-employee Directors. Stock options permit a holder to buy Caterpillar stock at the stock's price when the option was granted. SARs permit a holder the right to receive the value in shares of the appreciation in Caterpillar stock that occurred from the date the right was granted up to the date of exercise. The plans grant options and SARs that have exercise prices equal to the average price on the date of grant.

Our long-standing practices and policies specify all stock option and SAR awards are approved by the Compensation Committee (the Committee) of the Board of Directors on the date of grant. The stock-based award approval process specifies the number of awards granted, the terms of the award and the grant date. The same terms and conditions are consistently applied to all employee grants, including Officers. The Committee approves all individual Officer grants. The number of stock options and SARs included in an individual’s award is determined based on the methodology approved by the Committee. The stockholder approved plan provides for the exercise price methodology to be the average of the high and low price of our stock on the date of grant.

Common stock issued from Treasury stock under the plans during the three months ended September 30, 2006 and 2005 totaled 1,349,301 and 7,015,003, respectively. Common stock issued from Treasury stock under the plans during the nine months ended September 30, 2006 and 2005 totaled 14,180,353 and 16,391,795, respectively.

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

Our stock-based compensation plans allow for the immediate vesting upon retirement for employees who are 55 years old or older with more than ten years of service and who have fulfilled the requisite service period of six months. Prior to the adoption of SFAS 123R, compensation expense for awards associated with these employees had been recognized in the pro forma net profit over the nominal vesting period. With the adoption of SFAS 123R, compensation expense is now recognized over the period from the grant date to the end date of the requisite service period for employees who meet the immediate vesting upon retirement requirements. For those employees who become eligible for immediate vesting upon retirement subsequent to the requisite service period and prior to the completion of the vesting period, compensation expense is recognized over the period from grant date to the date eligibility is achieved. Application of the nominal vesting period for these employees for the three and nine months ended September 30, 2005 decreased pro forma profit by $2 million and $11 million, respectively.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. In 2006 and 2005, the fair value of the grant was estimated using a lattice-based option-pricing model. The lattice-based option-pricing model considers a range of assumptions related to volatility, risk-free interest rate and historical employee behavior. Expected volatility was based on historical and current implied volatilities from traded options on our stock. The risk-free rate was based on U.S. Treasury security yields at the time of grant. The dividend yield was based on historical information. The expected life was determined from the lattice-based model. The lattice-based model incorporated exercise and post vesting forfeiture assumptions based on analysis of historical data. The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine months ended September 30, 2006 and 2005, respectively.

	2006		2005

Weighted-average dividend yield	1.79%		2.11%
Weighted-average volatility	26.79%		26.48%
Range of volatilities	26.56 - 26.79%		21.99 - 26.65%
Range of risk-free interest rates	4.34 - 4.64%		2.38 - 4.29%
Weighted-average expected life	8	Years	7	Years

Please refer to Tables I and II below for additional information on our stock-based awards.

Table I
Stock option/SAR activity during the nine months ended September 30, 2006:	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2006	74,860,582	$32.23
Granted to officers and key employees	9,720,340	$72.05
Granted to outside directors	91,000	$66.77
Exercised	(14,398,497)	$28.62
Forfeited	(260,708)	$53.71

Outstanding at September 30, 2006	70,012,717	$38.47

Options/SARs exercisable at September 30, 2006	60,374,645	$33.13

Stock options/SARs outstanding and exercisable:
	Outstanding				Exercisable

Exercise Prices	# Outstanding at 9/30/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value[1]	# Outstanding at 9/30/06	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value[1]

$19.20-72.05	70,012,717	6.79	$38.47	$2,010	60,374,645	6.37	$33.13	$2,009

1  The difference between a stock award's exercise price and the underlying stock's market price at September 30, 2006, for awards with market price greater than the exercise price. Amounts are in millions of dollars.

Of the 9,811,340 awards granted during the nine months ended September 30, 2006, 9,479,534 were SARs.

Table II
Additional stock-based award information:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)	2006	2005	2006	2005

Weighted average fair value per share of stock awards granted	$-	$-	$23.44	$11.95
Intrinsic value of stock awards exercised	$54	$199	$598	$419
Fair value of shares vested	$1	$-	$38	$228

The impact related to stock-based compensation for the three and nine months ended September 30, 2006 is shown in the table below:

(Dollars in millions except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Stock-based compensation expense, before tax	$31	$123
Stock-based compensation expense, after tax	$21	$82
Decrease in profit per share of common stock, basic	$.03	$.12
Decrease in profit per share of common stock, diluted	$.02	$.08
Income tax benefit recognized in net income	$10	$41

Cash received from stock awards exercised	$33	$382
Tax benefit realized from stock awards exercised	$13	$161

The amount of stock-based compensation expense capitalized for the nine months ended September 30, 2006 did not have a significant impact on our financial statements. Prior to our adoption of SFAS 123R, stock-based compensation was not capitalized in our pro forma disclosure.

At September 30, 2006, there was $116 million of total unrecognized compensation cost from stock-based compensation arrangements granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected in the third quarter of 2006 to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the Statement of Cash Flow of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS 123R. In accordance with SFAS 154 “Accounting Changes and Error Corrections,” this change in accounting principle has been applied retrospectively to the 2006 Consolidated Statement of Cash Flow. The impact on the Consolidated Statement of Cash Flow was a decrease in operating cash flow and an offsetting increase in financing cash flow of $20 million for the three months ended March 31, 2006 and $27 million for the six months ended June 30, 2006.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso, Singapore dollar, Chinese yuan, New Zealand dollar, Indonesian rupiah, Russian ruble or Swiss franc forward or option contracts that meet the requirements for hedge accounting. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated.

As of September 30, 2006, $1 million, net of tax, of deferred net gains included in equity ("Accumulated other comprehensive income" in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)" in the Consolidated Statement of Results of Operations) over the next 12 months when earnings are positively/negatively affected by the hedged transactions. As of September 30, 2005, this projected reclassification was a gain of $10 million, net of tax. These amounts were based on September 30, 2006 and September 30, 2005 exchange rates, respectively. The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2006 or 2005.

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

Gains / (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2006	2005	2006	2005

Machinery and Engines:
On undesignated contracts	$(3)	$9	$16	$25
Financial Products:
On undesignated contracts	$(3)	$16	$(4)	$49

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

Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. The gain ($8 million at September 30, 2006) is being amortized to earnings ratably over the remaining life of the hedged debt.

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

Our policy allows us to use floating-to-fixed, fixed-to-floating and floating-to-floating interest rate swaps to meet the match-funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the contract. Financial Products' practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at inception of the swap contract. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Financial Products liquidated fixed-to-floating interest rate swaps during 2006, 2005, 2004, and 2002. The gains ($8 million remaining at September 30, 2006) are being amortized to earnings ratably over the remaining life of the hedged debt.

Gains / (losses) included in current earnings [Other income (expense)]:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2006	2005	2006	2005

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain/(loss) on liquidated swaps	$1	$1	$3	$3
Financial Products:
Gain/(loss) on designated interest rate derivatives	79	(53)	(7)	(50)
Gain/(loss) on hedged debt	(79)	53	7	50
Gain/(loss) on liquidated swaps - included in interest expense	2	1	6	3

	$3	$2	$9	$6

As of September 30, 2006, $20 million, net of tax, of deferred net gains included in equity ("Accumulated other comprehensive income"), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings ("Interest expense of Financial Products" in the Consolidated Statement of Results of Operations) over the next 12 months. As of September 30, 2005, this projected reclassification was a net gain of $7 million, net of tax. There were no circumstances where hedge treatment was discontinued during the three or nine months ended September 30, 2006 or 2005.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. Losses on the undesignated contracts of $2 million and gains of $1 million were recorded in current earnings ("Other income (expense)") for the three months and nine months ended September 30, 2006, respectively. Gains on the undesignated contracts of $5 million and gains of $6 million were recorded in current earnings ("Other income (expense)") for the three and nine months ended September 30, 2005, respectively.

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	September 30,	December 31,
	2006	2005

Raw materials	$2,106	$1,689
Work-in-process	994	814
Finished goods	3,043	2,493
Supplies	268	228

Total inventories	$6,411	$5,224

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending June 30) was as follows:

	Results of Operations		Results of Operations
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2006	2005	2006	2005

Sales	$1,158	$1,077	$3,291	$3,100
Cost of sales	931	844	2,625	2,410

Gross profit	$227	$233	$666	$690

Profit (loss)	$61	$41	$169	$132

Caterpillar's profit (loss)	$25	$18	$74	$61

	Financial Position
	September 30,	December 31,
(Millions of dollars)	2006	2005

Assets:
Current assets	$1,759	$1,714
Property, plant and equipment - net	1,105	1,120
Other assets	216	194

	3,080	3,028
Liabilities:
Current liabilities	1,353	1,348
Long-term debt due after one year	289	318
Other liabilities	170	188

	1,812	1,854

Ownership	$1,268	$1,174

Caterpillar's investments in unconsolidated affiliated companies
Investments in equity method companies	$586	$540
Plus: Investments in cost method companies	20	25

Total investments in unconsolidated affiliated companies	$606	$565

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	September 30, 2006	December 31, 2005

Customer relationships	20	$241	$40
Intellectual property	11	209	206
Other	13	72	33

Total finite-lived intangible assets - gross	15	522	279
Less: Accumulated amortization		128	107

		394	172
Pension-related		252	252

Intangible assets - net		$646	$424

During the second quarter of 2006, we acquired finite-lived intangible assets of $221 million due to the purchase of Progress Rail Services, Inc. (Progress Rail). See Note 14 for details on the acquisition of these assets. Amortization expense on intangible assets for the three and nine months ended September 30, 2006 was $10 million and $23 million, respectively. Amortization expense for the three and nine months ended September 30, 2005 was $6 million and $16 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2006	2007	2008	2009	2010	Thereafter

$32	$35	$35	$34	$37	$244

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.

During the first quarter of 2006, we determined that the business outlook for the parts and accessories distribution business of MG Rover Ltd., acquired in 2004, required a specific impairment evaluation. Based on the fair value of the reporting unit calculated by discounting projected cash flows, we determined the reporting unit could no longer support the carrying value of its goodwill. Accordingly, a goodwill impairment charge of $18 million was included in "Other Operating Expenses" in the Consolidated Statement of Results of Operations and reported in the "All Other" segment during the first quarter of 2006. No other goodwill was impaired or disposed of during the three or nine months ended September 30, 2006 and 2005.

During the second quarter of 2006, we acquired assets with related goodwill of $405 million as part of the purchase of Progress Rail. During the third quarter of 2006, we acquired assets with related goodwill of $39 million as part of the purchase of the large components business of Royal Oak Industries, Inc. See Note 14 for details on the acquisition of these assets. No other goodwill was acquired during the three or nine months ended September 30, 2006 and 2005.

8.	Available-For-Sale Securities

Financial Products, primarily Cat Insurance, has investments in certain debt and equity securities that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 and recorded at fair value based upon quoted market prices. These fair values are included in "Other assets" in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income" in the Consolidated Statement of Financial Position). Realized gains and losses on sales of investments are generally determined using the FIFO ("first-in, first-out") method for debt instruments and the specific identification method for equity securities. Realized gains and losses are included in "Other income (expense)" in the Consolidated Statement of Results of Operations.

	September 30, 2006			December 31, 2005

		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value

Government debt	$345	$(5)	$340	$305	$(6)	$299
Corporate bonds	510	(6)	504	422	(7)	415
Equity securities	147	25	172	146	38	184

Total	$1,002	$14	$1,016	$873	$25	$898

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	September 30, 2006

	Less than 12 months [1]		More than 12 months [1]		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$104	$1	$187	$4	$291	$5
Corporate bonds	101	1	267	6	368	7
Equity securities	16	1	-	-	16	1

Total	$221	$3	$454	$10	$675	$13

	December 31, 2005

	Less than 12 months [1]		More than 12 months [1]		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$155	$2	$113	$3	$268	$5
Corporate bonds	220	3	136	4	356	7
Equity securities	31	2	-	-	31	2

Total	$406	$7	$249	$7	$655	$14

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at September 30, 2006, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value

Due in one year or less	$87
Due after one year through five years	$269
Due after five years through ten years	$111
Due after ten years	$377

Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2006 were $36 million and $255 million, respectively. Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2005 were $261 million and $443 million, respectively. Gross gains of $2 million and $32 million, and gross losses of $1 million and $5 million were included in current earnings for the three and nine months ended September 30, 2006, respectively. Gross gains of $5 million and $12 million, and gross losses of $2 million and $4 million were included in current earnings for the three and nine months ended September 30, 2005, respectively.

9.	Postretirement Benefits

A. Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005

For the three months ended:
Components of net periodic benefit cost:
Service cost	$40	$37	$16	$14	$24	$21
Interest cost	144	139	27	26	75	73
Expected return on plan assets	(200)	(178)	(34)	(26)	(29)	(22)
Amortization of:
Net asset existing at adoption of SFAS 106	-	-	1	1	-	-
Prior service cost [1]	15	15	1	1	(9)	(9)
Net actuarial loss (gain)	58	49	13	12	28	23

Total cost included in results of operations	$57	$62	$24	$28	$89	$86

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits

	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$120	$112	$48	$44	$71	$65
Interest cost	431	416	81	81	227	223
Expected return on plan assets	(599)	(534)	(104)	(78)	(87)	(65)
Amortization of:
Net asset existing at adoption of SFAS 106	-	-	1	1	1	1
Prior service cost [1]	44	45	4	4	(25)	(21)
Net actuarial loss (gain)	174	148	41	37	85	64

Total cost included in results of operations	$170	$187	$71	$89	$272	$267

Weighted-average assumptions used to determine net cost:
Discount rate	5.6%	5.9%	4.6%	5.2%	5.6%	5.8%
Expected return on plan assets	9.0%	9.0%	7.5%	7.2%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	3.7%	3.5%	4.0%	4.0%

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

We made $31 million of contributions to certain non-U.S. pension plans during the nine months ended September 30, 2006. We have no ERISA (Employee Retirement Income Security Act) funding requirements in 2006. We currently do not anticipate any significant additional contributions during the year. However, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans. At this time, we no longer expect to make an additional cash contribution of $200 million to our postretirement benefit plans in 2006.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2006	2005	2006	2005

U.S. Plans	$31	$42	$119	$103
Non-U.S. Plans	6	1	17	14

	$37	$43	$136	$117

10.	Guarantees and Product Warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured, primarily, by dealer assets.

We provide loan guarantees to third party lenders for financing associated with machinery purchased by customers. The loan guarantees are for the remote chance that the customers will become insolvent. These guarantees have varying terms and are secured by the machinery.

Cat Financial has provided a limited indemnity to a third party bank for $36 million resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees or the limited indemnity. The recorded liability for these guarantees and the limited indemnity was $11 million and $9 million at September 30, 2006 and December 31, 2005, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30,	December 31,
	2006	2005

Guarantees with Caterpillar dealers	$432	$434
Guarantees with customers	56	64
Limited Indemnity	36	40
Guarantees - other	7	16

Total guarantees	$531	$554

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments.

(Millions of dollars)	2006

Warranty liability, January 1	$879
Reduction in liability (payments)	(540)
Increase in liability (new warranties)	567

Warranty liability, September 30	$906

(Millions of dollars)	2005

Warranty liability, January 1	$785
Reduction in liability (payments)	(712)
Increase in liability (new warranties)	806

Warranty liability, December 31	$879

11.	Computations of Profit Per Share

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)		2006	2005	2006	2005

I.	Profit for the period (A):	$769	$667	$2,655	$2,008

II.	Determination of shares (in millions):
	Weighted average number of common shares outstanding (B)	653.2	678.8	662.4	680.5
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	24.0	31.9	26.1	26.9

	Average common shares outstanding for fully diluted computation (C)	677.2	710.7	688.5	707.4

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.18	$.98	$4.01	$2.95
	Assuming full dilution (A/C)	$1.14	$.94	$3.86	$2.84

12.	Environmental and Legal Matters

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

On August 24, 2006, Caterpillar announced the settlement of all current and pending litigation between Navistar International Corporation (Navistar), the parent company of International Truck and Engine Corporation, and Caterpillar. As part of the litigation settlement, Caterpillar received an up-front cash payment and a three-year promissory note from Navistar. Based on Caterpillar’s receivable balances related to the Navistar litigation at the time of settlement, the settlement resulted in a pre-tax charge to Caterpillar of approximately $70 million in the third quarter.

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

In November 2004, the U.S. Environmental Protection Agency (EPA) alleged that Caterpillar had constructed a facility in Emporia, Kansas that failed to comply with Section 112(g)(2)(B) of the federal Clean Air Act. Caterpillar sold the Emporia, Kansas facility in December 2002. This matter has now been settled and terminated by Consent Decree, entered on June 12, 2006, in the United States District Court for the District of Kansas, and Caterpillar’s payment of a civil penalty of $300,000 on June 14, 2006. Accordingly, in the opinion of our management, this matter is closed and did not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On June 26, 2006, the UK Environment Agency filed a claim against Caterpillar Logistics Services (UK) Ltd. (CLS) before the Leicester & Rutland Magistrates Court in Leicestershire, UK. The complaint alleged that CLS failed to follow UK regulations in connection with the handling and disposal of special waste (primarily batteries) from January through September 2005. On August 17, 2006, CLS was fined £7,763 (approximately $15,000), thereby concluding the matter.

The Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns during the second quarter of 2005. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are continuing to work toward resolution through applicable IRS procedures. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

In the first quarter of 2006, we began charging business segments certain costs that previously were reconciling items. In addition, we made several organizational changes that impacted our segment reporting. No individual segment was materially impacted as a result of the changes and prior period amounts have been reclassified to conform to the current period presentation.

Due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 27.

Business Segments Three Months Ended September 30, (Millions of dollars)

	Machinery and Engines
2006	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$616	$(15)	$1,276	$695	$(39)	$702	$2,749	$1,457	$2,326	$9,767	$862	$10,629
Inter-segment sales & revenues	-	2,634	-	51	2,189	514	75	7	4,230	9,700	-	9,700

Total sales and revenues	$616	$2,619	$1,276	$746	$2,150	$1,216	$2,824	$1,464	$6,556	$19,467	$862	$20,329

Depreciation and amortization	$1	$28	$-	$5	$42	$12	$-	$2	$125	$215	$155	$370
Imputed interest expense	$2	$12	$2	$5	$13	$7	$1	$1	$74	$117	$272	$389
Accountable profit (loss)	$24	$311	$22	$41	$183	$85	$73	$50	$571	$1,360	$196	$1,556
Accountable assets at September 30, 2006	$261	$1,801	$269	$613	$1,902	$940	$(90)	$117	$10,341	$16,154	$27,946	$44,100
Capital expenditures	$1	$50	$-	$6	$58	$10	$1	$1	$146	$273	$286	$559

	Machinery and Engines
2005	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$598	$3	$1,053	$555	$(42)	$594	$2,722	$1,212	$1,644	$8,339	$723	$9,062
Inter-segment sales & revenues	-	2,413	1	49	1,856	436	104	7	3,689	8,555	-	8,555

Total sales and revenues	$598	$2,416	$1,054	$604	$1,814	$1,030	$2,826	$1,219	$5,333	$16,894	$723	$17,617

Depreciation and amortization	$-	$22	$-	$4	$37	$11	$1	$2	$98	$175	$163	$338
Imputed interest expense	$2	$10	$1	$4	$12	$7	$1	$1	$62	$100	$206	$306
Accountable profit (loss)	$25	$350	$6	$36	$126	$51	$87	$38	$414	$1,133	$139	$1,272
Accountable assets at December 31, 2005	$257	$1,579	$93	$595	$1,675	$878	$31	$47	$8,598	$13,753	$26,815	$40,568
Capital expenditures	$-	$42	$-	$6	$59	$12	$1	$2	$117	$239	$362	$601

Business Segments Nine Months Ended September 30, (Millions of dollars)

	Machinery and Engines
2006	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$1,941	$(31)	$3,765	$1,836	$(135)	$2,058	$9,197	$4,048	$5,671	$28,350	$2,489	$30,839
Inter-segment sales & revenues	(1)	8,534	2	160	6,247	1,443	270	21	12,874	29,550	1	29,551

Total sales and revenues	$1,940	$8,503	$3,767	$1,996	$6,112	$3,501	$9,467	$4,069	$18,545	$57,900	$2,490	$60,390

Depreciation and amortization	$2	$82	$1	$16	$127	$36	$1	$7	$342	$614	$488	$1,102
Imputed interest expense	$6	$37	$4	$14	$39	$22	$4	$1	$206	$333	$770	$1,103
Accountable profit (loss)	$69	$1,218	$144	$118	$554	$265	$348	$102	$1,796	$4,614	$551	$5,165
Accountable assets at September 30, 2006	$261	$1,801	$269	$613	$1,902	$940	$(90)	$117	$10,341	$16,154	$27,946	$44,100
Capital expenditures	$2	$117	$1	$26	$140	$33	$3	$2	$384	$708	$877	$1,585

	Machinery and Engines
2005	Asia/ Pacific Marketing	Construction & Mining Products	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$1,828	$10	$3,340	$1,541	$(137)	$1,679	$8,090	$3,539	$4,899	$24,789	$2,115	$26,904
Inter-segment sales & revenues	-	7,119	5	146	5,433	1,215	295	20	11,473	25,706	1	25,707

Total sales and revenues	$1,828	$7,129	$3,345	$1,687	$5,296	$2,894	$8,385	$3,559	$16,372	$50,495	$2,116	$52,611

Depreciation and amortization	$1	$67	$1	$14	$116	$36	$1	$6	$283	$525	$483	$1,008
Imputed interest expense	$5	$32	$3	$13	$36	$19	$3	$3	$185	$299	$574	$873
Accountable profit (loss)	$106	$956	$64	$61	$341	$168	$188	$100	$1,366	$3,350	$418	$3,768
Accountable assets at December 31, 2005	$257	$1,579	$93	$595	$1,675	$878	$31	$47	$8,598	$13,753	$26,815	$40,568
Capital expenditures	$1	$104	$1	$11	$126	$26	$2	$3	$297	$571	$931	$1,502

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Three Months Ended September 30, 2006:
Total external sales and revenues from business segments	$9,767	$862	$-	$10,629
Other	75	(61)	(126)[1]	(112)

Total sales and revenues	$9,842	$801	$(126)	$10,517

Three Months Ended September 30, 2005:
Total external sales and revenues from business segments	$8,339	$723	$-	$9,062
Other	53	(56)	(82)[1]	(85)

Total sales and revenues	$8,392	$667	$(82)	$8,977

1 Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Nine Months Ended September 30, 2006:
Total external sales and revenues from business segments	$28,350	$2,489	$-	$30,839
Other	191	(174)	(342)[1]	(325)

Total sales and revenues	$28,541	$2,315	$(342)	$30,514

Nine Months Ended September 30, 2005:
Total external sales and revenues from business segments	$24,789	$2,115	$-	$26,904
Other	176	(180)	(224)[1]	(228)

Total sales and revenues	$24,965	$1,935	$(224)	$26,676

1 Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Three Months Ended September 30, 2006:
Total accountable profit from business segments	$1,360	$196	$1,556
Corporate costs	(231)	-	(231)
Timing	24	-	24
Methodology differences:
Inventory/cost of sales	(12)	-	(12)
Postretirement benefit expense	(83)	-	(83)
Financing costs	(50)	-	(50)
Equity in profit of unconsolidated affiliated companies	(24)	(1)	(25)
Currency	22	-	22
Legal disputes	(77)	-	(77)
Other methodology differences	1	(2)	(1)
Other	(45)	-	(45)

Total profit before taxes	$885	$193	$1,078

Three Months Ended September 30, 2005:
Total accountable profit from business segments	$1,133	$139	$1,272
Corporate costs	(155)	-	(155)
Timing	(18)	-	(18)
Methodology differences:
Inventory/cost of sales	2	-	2
Postretirement benefit expense	(97)	-	(97)
Financing costs	(7)	-	(7)
Equity in profit of unconsolidated affiliated companies	(16)	(2)	(18)
Currency	(23)	-	(23)
Other methodology differences	(2)	3	1
Other	(5)	-	(5)

Total profit before taxes	$812	$140	$952

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Nine Months Ended September 30, 2006:
Total accountable profit from business segments	$4,614	$551	$5,165
Corporate costs	(697)	-	(697)
Timing	(72)	-	(72)
Methodology differences:
Inventory/cost of sales	(86)	-	(86)
Postretirement benefit expense	(248)	-	(248)
Financing costs	(101)	-	(101)
Equity in profit of unconsolidated affiliated companies	(72)	(2)	(74)
Currency	24	-	24
Legal disputes	(77)	-	(77)
Other methodology differences	(47)	17	(30)
Other	(70)	-	(70)

Total profit before taxes	$3,168	$566	$3,734

Nine Months Ended September 30, 2005:
Total accountable profit from business segments	$3,350	$418	$3,768
Corporate costs	(542)	-	(542)
Timing	(40)	-	(40)
Methodology differences:
Inventory/cost of sales	(23)	-	(23)
Postretirement benefit expense	(292)	-	(292)
Financing costs	(5)	-	(5)
Equity in profit of unconsolidated affiliated companies	(54)	(7)	(61)
Currency	(11)	-	(11)
Other methodology differences	(4)	12	8
Other	(5)	-	(5)

Total profit before taxes	$2,374	$423	$2,797

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

September 30, 2006:
Total accountable assets from business segments	$16,154	$27,946	$-	$44,100
Items not included in segment assets:
Cash and short-term investments	361	192	-	553
Intercompany receivables	284	298	(582)	-
Trade and other receivables	275	-	-	275
Investment in unconsolidated affiliated companies	449	-	(4)	445
Investment in Financial Products	3,707	-	(3,707)	-
Deferred income taxes and prepaids	3,463	117	(302)	3,278
Intangible assets and other assets	1,774	-	-	1,774
Service center assets	919	-	-	919
Liabilities included in segment assets	1,576	12	-	1,588
Inventory methodology differences	(2,448)	-	-	(2,448)
Other	250	(251)	-	(1)

Total assets	$26,764	$28,314	$(4,595)	$50,483

December 31, 2005:
Total accountable assets from business segments	$13,753	$26,815	$-	$40,568
Items not included in segment assets:
Cash and short-term investments	951	157	-	1,108
Intercompany receivables	310	67	(377)	-
Trade and other receivables	332	-	-	332
Investment in unconsolidated affiliated companies	407	-	-	407
Investment in Financial Products	3,253	-	(3,253)	-
Deferred income taxes and prepaids	3,282	100	(340)	3,042
Intangible assets and other assets	1,692	-	-	1,692
Service center assets	892	-	-	892
Liabilities included in segment assets	1,242	14	-	1,256
Inventory methodology differences	(2,300)	-	-	(2,300)
Other	173	(101)	-	72

Total assets	$23,987	$27,052	$(3,970)	$47,069

14.	Acquisitions

Progress Rail Services, Inc.
On June 19, 2006, Caterpillar acquired 100 percent of the equity in Progress Rail for approximately $1 billion, including the assumption of $200 million in debt. A privately held company based in Albertville, Alabama, Progress Rail is a leading provider of remanufactured locomotive and railcar products and services to the North American railroad industry. With 2005 sales of $1.2 billion, the company has one of the most extensive rail service and supply networks in North America. It operates more than 90 facilities in 29 states in the United States, Canada and Mexico, with about 3,700 employees. Expansion into the rail aftermarket business is a strong fit with our strategic direction and will leverage Caterpillar's remanufacturing capabilities.

The transaction was financed with available cash and commercial paper borrowings of $427 million and Caterpillar stock of $379 million (5.3 million shares). Net tangible assets acquired, recorded at their fair values, primarily were inventories of $257 million, receivables of $169 million and property, plant and equipment of $259 million. Liabilities acquired, recorded at their fair values, primarily consisted of assumed debt of $200 million, accounts payable of $148 million and net deferred tax liabilities of $89 million. Finite-lived intangible assets acquired of $221 million related primarily to customer relationships are being amortized on a straight-line basis over 20 years. Goodwill of $405 million, non-deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and other post-closing procedures. The acquisition has been reflected in the accompanying consolidated financial statements and is reported in the “All Other” segment. Assuming this transaction had been made at January 1, 2006, the consolidated pro forma results would not be materially different from reported results.

Large Components Business of Royal Oak Industries, Inc.
In August 2006, we acquired the large components business of Royal Oak Industries, a supplier to our engines business, for $95 million, consisting of $90 million at closing and $5 million plus accrued interest to be paid in 2009. As part of the transaction, Royal Oak Industries, Inc. will provide contract machining services to Caterpillar. The business acquired provides machining of engine cylinder blocks, heads, manifolds and bearing caps. This acquisition expands our machining operations in our engine manufacturing business.

The transaction was financed with available cash and commercial paper borrowings. Net tangible assets acquired of $56 million, consisting of property, plant and equipment, accounts receivable and inventory, were recorded at their fair values. No intangible assets were acquired. Goodwill of $39 million, deductible for income tax purposes, represents the excess of cost over the fair value of the acquired net tangible assets. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “Large Power Products” segment. Assuming this transaction had been made at January 1, 2006, the consolidated pro forma results would not be materially different from reported results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported a record third quarter 2006 sales and revenues of $10.517 billion and record third-quarter profit of $769 million, or $1.14 per share. Sales and revenues increased 17 percent, and profit per share was up 21 percent compared with the third quarter of 2005. Sales and revenues for the first nine months of 2006 of $30.514 billion and profit of $2.655 billion, or $3.86 per share, were also records.

We achieved this quarter’s results due in great part to the efforts of Caterpillar’s employees, dealers and suppliers who continue to work to remove bottlenecks and increase production for a number of products. We remain focused on achieving our 2010 goals and executing our corporate strategy with 6 Sigma—especially in the areas of quality, safety and velocity.

Sales and revenues increased $1.540 billion—$1.063 billion from higher sales volume, $290 million from improved price realization, $97 million from the effects of currency and $90 million from higher Financial Products revenues.

Third-quarter profit increased $102 million from third quarter 2005. The increase was largely due to improved price realization and higher sales volume, partially offset by higher costs, including approximately $80 million of expense related to various legal disputes, principally a settlement with Navistar.

We are excited about Caterpillar’s future and our ability to deliver on the goals we have set. We are into our fourth year of solid growth in many of the key industries we serve—mining, energy and infrastructure development in particular. Our product line remains the global leader, and our brands are strong and recognized worldwide as the highest in customer value. We are well-positioned to build on these strengths going forward.

Outlook

We expect sales and revenues for 2006 to be about $41 billion, up about 13 percent from 2005, and profit per share to be in a range of $5.05 to $5.30. The previous outlook reflected sales and revenues up 12 to 15 percent and profit per share of $5.25 to $5.50. The decline from the previous outlook was a result of charges related to third-quarter legal disputes, higher core operating costs and slightly lower sales volume.

Our preliminary outlook for 2007 sales and revenues is flat to up 5 percent from 2006, and profit per share is expected to be flat to up 10 percent from the midpoint of the 2006 outlook range.

We are expecting slightly higher sales and revenues in 2007 despite the prospects of a slowing U.S. economy, a sharp drop in sales of on-highway truck engines and weaker housing construction. It is a testament to the strength and diversity of the industries we serve and the global nature of our products and services that we expect at least modest growth despite a weaker U.S. economy and significant declines in important North American markets. While next year will likely be a year of slower corporate growth, the fundamentals for key global industries we serve are strong, and after the 2007 pause, we expect continued solid growth through the end of the decade.

Note: Glossary of terms included on pages 42-43; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2005

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between third quarter 2005 (at left) and third quarter 2006 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for third quarter 2006 were $10.517 billion, up $1.540 billion, or 17 percent, from third quarter 2005. Machinery volume was up $579 million, Engines volume was up $484 million, price realization improved $290 million and currency had a positive impact on sales of $97 million. In addition, Financial Products revenues increased $90 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

3rd Quarter 2006
Machinery	$6,472	15%	$3,570	12%	$1,510	26%	$650	18%	$742	6%
Engines[1]	3,370	23%	1,561	20%	1,078	32%	249	0%	482	27%
Financial Products[2]	675	15%	471	14%	95	12%	49	26%	60	22%

	$10,517	17%	$5,602	14%	$2,683	28%	$948	13%	$1,284	14%

3rd Quarter 2005
Machinery	$5,648		$3,198		$1,199		$551		$700
Engines[1]	2,744		1,299		816		249		380
Financial Products[2]	585		412		85		39		49

	$8,977		$4,909		$2,100		$839		$1,129

[1]  Does not include internal engines transfers of $564 million and $549 million in third quarter 2006 and 2005, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2] Does not include revenues earned from Machinery and Engines of $126 million and $82 million in third quarter 2006 and 2005, respectively.

Machinery Sales were $6.472 billion, an increase of $824 million, or 15 percent, from third quarter 2005.

▪	Sales volume increased $579 million.

▪	Price realization increased $183 million.

▪	Currency benefited sales by $62 million.

▪
Worldwide, and in most regions, dealers reported higher inventories in constant dollars compared with third quarter 2005. During the quarter, dealers reduced inventories, which had a negative impact on sales volume. Inventories in terms of months of supply were down from a year earlier for the world and all regions, with the exception of North America.

▪	Sales were up in North America due to the acquisition of Progress Rail.

▪
Sales increased in Europe, Africa, Middle East (EAME); Europe had its best quarter for growth in six years, and strong economic growth continued in both Africa/Middle East and the Commonwealth of Independent States (CIS).

▪
Although mining activity continued to be strong, new product introductions and mine permit delays in the U.S. slowed growth in large machine sales. Sales volume for large machines was also unfavorably impacted by a variety of production and shipping issues with large machines.

North America - Sales increased $372 million, or 12 percent.

▪	Progress Rail sales were $438 million. Excluding Progress Rail, sales volume declined $184 million.

▪	Price realization increased $118 million.

▪	Dealers reported higher inventories in terms of months of supply than a year earlier.

▪
The U.S. economy slowed to a 2.6 percent rate of growth in the second quarter of 2006, and the initial estimate of third-quarter growth was 1.6 percent. The slowdown has been concentrated in consumer spending and housing. Except for housing, other industries we serve continued to do well in the third quarter.

▪	Sales of smaller machines, which are highly dependent upon general construction applications, were down.

▪	Mine production increased more than 3 percent in the third quarter. However, new product introductions and mine permit delays led to a decline in large machine sales.

▪
Nonresidential construction did well in the third quarter with spending up more than 20 percent from a year earlier. Highway spending increased 19 percent, office construction rose 27 percent and hotel construction increased 69 percent.

EAME - Sales increased $311 million, or 26 percent.

▪	Sales volume increased $253 million.

▪	Price realization increased $8 million.

▪	Currency benefited sales by $50 million.

▪	Dealers reported the same inventories as a year earlier; in months of supply, inventories were lower.

▪
Sales increased in Europe, the result of continued growth in housing construction and a rebound in nonresidential construction. Second-quarter data indicated over a 3 percent increase in construction compared to a year earlier, the best growth in six years. Surveys of construction confidence in the third quarter were more favorable than those taken in the second quarter.

▪
Sales increased in Africa/Middle East, particularly in the oil producing countries as well as Turkey and South Africa. Construction spending increased more than 5 percent in South Africa, Saudi Arabia, United Arab Emirates and Turkey when compared to a year earlier. Energy production also increased, as did investments in new capacity.

▪
Sales growth in the CIS occurred mostly in Russia and Ukraine. Russia increased production of crude oil, natural gas, coal and metals. In Ukraine, construction increased 7 percent compared to a year earlier, and mining and quarrying increased 6 percent.

Latin America - Sales increased $99 million, or 18 percent.

▪	Sales volume increased $41 million.

▪	Price realization increased $49 million.

▪	Currency benefited sales by $9 million.

▪	Dealers reported lower inventories than last year, and months of supply were below a year earlier.

▪	Healthy economic growth has led to increases in construction. Spending is up in the major countries, ranging from 5 percent to over 20 percent.

▪	Higher prices for metals caused countries to increase production between 2 and 5 percent. Brazil was one of the few countries able to capitalize on higher oil prices by increasing production.

▪	Chile, Brazil and Colombia accounted for much of the growth in sales.

Asia/Pacific - Sales increased $42 million, or 6 percent.

▪	Sales volume increased $31 million.

▪	Price realization increased $8 million.

▪	Currency benefited sales by $3 million.

▪	Dealers reported higher inventories than a year earlier but lower inventories in months of supply.

▪
Sales growth occurred in China and India where construction and mining are increasing. In China, office and commercial construction completions increased 15 percent from a year earlier, and residential completions increased 29 percent.

▪	Sales also increased in Australia where nonresidential construction and mining increased.

▪	Sales declined in Indonesia. Although sales have been on an improving path this year, they have yet to return to last year’s peak.

Engines Sales were $3.370 billion, an increase of $626 million, or 23 percent, from third quarter 2005.

▪	Sales volume increased $484 million.

▪	Price realization increased $107 million.

▪	Currency impact benefited sales $35 million.

▪	Worldwide, and for most geographic regions and industries, dealer reported inventories in constant dollars were up. Inventories in months of supply also increased.

▪	Strong prices for oil and gas, coupled with limited reserve capacity, continued to drive strong sales of turbines and reciprocating engines for petroleum applications.

North America - Sales increased $262 million, or 20 percent.

▪	Sales volume increased $197 million.

▪	Price realization increased $65 million.

▪
Sales for petroleum applications increased 56 percent, led by strong demand for large reciprocating engines in gas drilling and compression as well as strong sales of turbines and turbine-related services for pipeline compression.

▪	Sales for on-highway truck applications increased 13 percent due to strong truck demand and the impact of truck purchases prior to the 2007 emissions changeover.

▪	Sales for industrial applications increased 10 percent with ongoing investment in various types of industrial Original Equipment Manufacturer (OEM) equipment.

▪	Sales for marine applications increased 7 percent as increased sales for work boats were partially offset by reduced demand for pleasure craft.

▪	Sales for electric power applications remained about flat as increased sales for telecommunications and data applications were offset by lower power plant sales.

EAME - Sales increased $262 million, or 32 percent.

▪	Sales volume increased $207 million.

▪	Price realization increased $24 million.

▪	Currency benefited sales $31 million.

▪
Sales for electric power applications increased 42 percent with strong increases in developing region demand for generator sets supported by high commodity prices, increased demand for electric power rentals and higher sales of turbines and turbine-related services for power plants.

▪	Sales for marine applications increased 25 percent from higher demand for oceangoing vessels.

▪	Sales for industrial applications increased 14 percent due partially to improved demand for agricultural equipment.

▪	Sales for petroleum applications increased 21 percent with increased demand for turbines and turbine-related services for oil production and gas transmission.

Latin America - Sales remained flat.

▪	Sales volume decreased $9 million.

▪	Price realization increased $9 million.

▪	While sales overall were flat, sales for on-highway truck and electric power applications increased but were offset by a decline in petroleum engines.

Asia/Pacific - Sales increased $102 million, or 27 percent.

▪	Sales volume increased $89 million.

▪	Price realization increased $9 million.

▪	Currency benefited sales $4 million.

▪
Sales for petroleum applications increased 58 percent, primarily from continued growth in demand for turbines and turbine-related services in Southeast Asia as well as ongoing increased demand for drill rigs.

▪	Sales for electric power applications increased 20 percent with increased shipments of large generator sets to support textile and other manufacturing industries.

▪	Sales for marine applications increased 2 percent as higher deliveries to oceangoing vessels were mostly offset by lower pleasure craft demand.

Financial Products Revenues were $675 million, an increase of $90 million, or 15 percent, from third quarter 2005.

▪	Growth in average earning assets increased revenues $43 million.

▪	The impact of higher interest rates on new and existing finance receivables at Cat Financial added $31 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between third quarter 2005 (at left) and third quarter 2006 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar entitled Consolidating Adjustments/ M&E Other Operating Expense includes the operating profit impact of Progress Rail.

Third quarter operating profit improved $138 million, or 15 percent, from last year, driven by higher price realization and sales volume, partially offset by higher core operating costs needed to support sales growth.

Core operating costs rose $407 million and stock-based compensation increased $30 million from third quarter 2005, the latter due to implementation of SFAS 123R in the first quarter of 2006. Manufacturing costs represented $225 million of the total increase in core operating costs. The increase in manufacturing costs was split about evenly between period costs to support higher volumes, higher material costs and variable inefficiencies. The increase in period manufacturing costs includes items such as machine and equipment repair and maintenance and facility support. The increase also includes costs not directly related to changes in volume such as depreciation of manufacturing assets.

Non-manufacturing related core operating costs were up $182 million—a result of higher Selling, General and Administrative (SG&A) and Research and Development (R&D) expenses. The $145 million increase in SG&A is due largely to approximately $70 million of expense related to a settlement of various legal disputes with Navistar. Higher employment to support volumes, new product introductions, order fulfillment/velocity initiatives, growth of our services and development in China also contributed to the increase in SG&A. The $37 million increase in R&D is due to a significant number of new product introduction programs.

Operating Profit by Principal Line of Business
(Millions of dollars)	Third Quarter 2005	Third Quarter 2006	$ Change	% Change

Machinery[1]	$615	$626	$11	2%
Engines[1]	265	398	133	50%
Financial Products	123	171	48	39%
Consolidating Adjustments	(63)	(117)	(54)

Consolidated Operating Profit	$940	$1,078	$138	15%

1 Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $626 million was up $11 million, or 2 percent, from third quarter 2005. The favorable impact of improved price realization and higher sales volume was largely offset by higher core operating costs.

▪
Engines operating profit of $398 million was up $133 million, or 50 percent, from third quarter 2005. The favorable impact of higher sales volume and improved price realization was partially offset by higher core operating costs, which included expense related to a settlement of various legal disputes with Navistar.

▪
Financial Products operating profit of $171 million was up $48 million, or 39 percent, from third quarter 2005.  The increase was primarily due to a $21 million impact from the continued growth of average earning assets and a $23 million impact from improved net yield on average earning assets at Cat Financial.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three Months Ended September 30,
(Millions of dollars)	2006	2005

North America Geographic Region	$5,131	$4,497
Sales included in the Power Systems Marketing segment	(1,041)	(890)
Sales included in the Electric Power segment	(195)	(155)
Company owned dealer sales included in the All Other segment	(195)	(216)
Other[1]	(951)	(514)

North America Marketing external sales	$2,749	$2,722

EAME Geographic Region	$2,588	$2,015
Sales included in the Power Systems Marketing segment	(205)	(162)
Sales included in the Electric Power segment	(360)	(294)
Other[1]	(747)	(506)

EAME Marketing external sales	$1,276	$1,053

Latin America Geographic Region	$899	$800
Sales included in the Power Systems Marketing segment	(55)	(38)
Sales included in the Electric Power segment	(18)	2
Other[1]	(124)	(170)

Latin America Marketing external sales	$702	$594

Asia/Pacific Geographic Region	$1,224	$1,080
Sales included in the Power Systems Marketing segment	(156)	(122)
Sales included in the Electric Power segment	(122)	(108)
Other[1]	(330)	(252)

Asia/Pacific Marketing external sales	$616	$598

1 Mostly represents external sales of the All Other segment.

Other Profit/Loss Items

▪	Other income/expense was income of $72 million compared with income of $80 million in third quarter 2005. The decrease is primarily due to expense related to legal disputes.

▪
The provision for income taxes in the third quarter reflects an estimated annual tax rate of 31 percent for 2006 compared to 30 percent for the third quarter 2005 and 29.5 percent for the full year 2005 (excluding discrete items). The increase is primarily due to a change in our geographic mix of profits as well as the impact of the phaseout provision of the American Jobs Creation Act permitting only 60 percent of Extraterritorial Income Exclusion (ETI) benefits in 2006.

The third quarter 2005 provision for income taxes included an unfavorable adjustment of $18 million resulting from an increase in the estimated annual tax rate from 29 to 30 percent for the first six months of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2005

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2005 (at left) and the nine months ended September 30, 2006 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parenthesis above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the nine months ended September 30, 2006 were $30.514 billion, up $3.838 billion, or 14 percent, from the nine months ended September 30, 2005. Machinery volume was up $1.466 billion, Engines volume was up $917 million, price realization improved $1.261 billion and currency had a negative impact on sales of $68 million. In addition, Financial Products revenues increased $262 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

Nine months ended September 30, 2006
Machinery	$19,459	14%	$10,862	15%	$4,470	12%	$1,899	25%	$2,228	5%
Engines[1]	9,082	15%	4,290	15%	2,871	14%	718	13%	1,203	18%
Financial Products[2]	1,973	15%	1,384	14%	280	9%	142	35%	167	21%

	$30,514	14%	$16,536	15%	$7,621	13%	$2,759	22%	$3,598	9%

Nine months ended September 30, 2005
Machinery	$17,074		$9,447		$3,984		$1,517		$2,126
Engines[1]	7,891		3,725		2,508		635		1,023
Financial Products[2]	1,711		1,212		256		105		138

	$26,676		$14,384		$6,748		$2,257		$3,287

1  Does not include internal engines transfers of $1.733 billion and $1.553 billion 2006 and 2005, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

2 Does not include revenues earned from Machinery and Engines of $342 million and $224 million in 2006 and 2005, respectively.

Machinery Sales were $19.459 billion, an increase of $2.385 billion, or 14 percent, from the nine months ended September 30, 2005.

▪	Sales volume increased $1.466 billion.

▪	Price realization increased $953 million.

▪	Currency reduced sales $34 million.

▪
Dealers reported inventories in constant dollars were up, though the rate of increase slowed from last year. As a result, inventories in months of supply were down for the world and all regions, with the exception of North America.

▪
Sales volume in North America increased due to the addition of Progress Rail in the third quarter and volume growth in machines in the first half of the year. Volume, excluding the impact of Progress Rail, declined in the third quarter due to lower housing construction and mine permit delays.

▪	Sales volume increased in EAME, led by strong growth in both Africa/Middle East and the CIS. In Europe, volume growth in the third quarter was more than enough to offset a decline in the first half.

▪
The growth in sales volume in Latin America resulted from good economic growth, favorable energy and metals prices, and significant increases in construction. Much of the growth occurred in Brazil, Colombia, Mexico and Peru.

▪	Sales volume increased in Asia/Pacific, as good growth in Australia, China and India offset a large decrease in Indonesia.

North America - Sales increased $1.415 billion, or 15 percent.

▪	Sales volume increased $797 million.

▪	Price realization increased $618 million.

▪	Dealers reported higher inventories in terms of months of supply than a year earlier.

▪	The addition of Progress Rail in the third quarter accounted for $438 million of the growth in sales.

▪
The U. S. economy grew rapidly in the first quarter, and then slowed over the next two quarters. Sales volume followed a similar pattern, with volume, excluding the impact of Progress Rail, declining in the third quarter.

▪
Housing starts peaked at a 2.12 million-unit rate in the first quarter and declined 18 percent by the third quarter. Lower housing activity depressed sales of smaller machines, particularly in the third quarter.

▪
Nonresidential construction was robust throughout the year, with highway spending up 16 percent and expenditures on commercial buildings up 12 percent. Businesses had good cash flows and increased borrowings to catch up on past deferred construction. Increased Federal funding and improved state and local budgets boosted highway contracting.

▪
Mining and quarry operations were favorable, with metals prices up more than 50 percent; sand and gravel prices, 9 percent; and coal prices, 9 percent. Both coal and quarry output increased more than 7 percent.

EAME - Sales increased $486 million, or 12 percent.

▪	Sales volume increased $466 million.

▪	Price realization increased $83 million.

▪	Currency reduced sales $63 million.

▪	Dealers reported the same inventories as a year earlier; in months of supply, inventories were lower.

▪
Sales volume increased in Europe, largely as a result of a strong third quarter. The economic recovery in Europe revived nonresidential construction, which, along with continued growth in housing construction, created the best growth in construction in 6 years.

▪
Sales volume increased rapidly throughout the year in Africa/Middle East, benefiting from good economic growth, an infrastructure construction boom, and mining and energy development. Much of the volume growth occurred in Turkey, South Africa and the oil producing countries.

▪
Russia accounted for most of the sales volume growth in the CIS. Russia became the world’s largest oil producer and also benefited from higher metals and coal prices. Construction increased more than 10 percent in the second and third quarters.

Latin America - Sales increased $382 million, or 25 percent.

▪	Sales volume increased $200 million.

▪	Price realization increased $152 million.

▪	Currency benefited sales by $30 million.

▪	Dealers reported lower inventories than last year and months of supply were below a year earlier.

▪	The region benefited from the over 50 percent increase in metals prices and the over 20 percent increase in oil prices. Countries generally increased mine production by 2 percent or more.

▪
Most countries have brought inflation under control and were able to maintain low interest rates. Brazil reduced rates by over 400 basis points and Mexico lowered rates by over 100 basis points. As a result, construction grew by more than 5 percent in many countries.

▪	Brazil, Colombia, Mexico and Peru accounted for much of the growth in sales.

Asia/Pacific - Sales increased $102 million, or 5 percent.

▪	Sales volume increased $3 million.

▪	Price realization increased $100 million.

▪	Currency reduced sales $1 million.

▪	Dealers reported slightly higher inventories than a year earlier but lower inventories in months of supply.

▪
Sales volume increased in both India and China. Both economies expanded rapidly, which created a need for more construction. Construction in India increased 11 percent and in China by more than 15 percent.

▪	Sales growth occurred in Australia, the result of a 19 percent increase in mining expenditures and 15 percent growth in nonresidential construction.

▪	Sales improved over the course of the year in Indonesia, but remained below last year’s peak.

Engines Sales were $9.082 billion, an increase of $1.191 billion, or 15 percent, from the nine months ended September 30, 2005.

▪	Sales volume increased $917 million.

▪	Price realization increased $308 million.

▪	Currency reduced sales $34 million.

▪	Worldwide, and for most geographic regions and industries, dealer reported inventories in constant dollars were up. Inventories in months of supply also increased.

▪	Strong prices for oil and gas, coupled with limited reserve capacity, continued to drive strong sales of turbines and reciprocating engines for petroleum applications.

North America - Sales increased $565 million, or 15 percent.

▪	Sales volume increased $430 million.

▪	Price realization increased $135 million.

▪
Sales for petroleum applications increased 50 percent, led by strong demand for large reciprocating engines in gas drilling and compression as well as increased sales of turbines and turbine-related services for pipeline compression.

▪	Sales for on-highway truck applications increased 6 percent due to strong truck demand and the impact of truck purchases prior to the 2007 emissions changeover.

▪	Sales for industrial applications increased 20 percent with strong demand for auxiliary power units for on-highway trucks, as well as various types of industrial OEM equipment.

▪	Sales for electric power applications increased 3 percent with higher demand from telecommunications and data applications.

▪	Sales for marine applications increased 6 percent as increased sales for work boats were partially offset by reduced demand for pleasure craft.

EAME - Sales increased $363 million, or 14 percent.

▪	Sales volume increased $289 million.

▪	Price realization increased $102 million.

▪	Currency reduced sales $28 million.

▪
Sales for electric power applications increased 15 percent with increases in developing region demand for generator sets supported by high commodity prices and increased demand for electric power rentals, partially offset by lower sales of turbines and turbine-related services for power plants.

▪	Sales for marine applications increased 18 percent from higher demand for oceangoing vessels.

▪	Sales for petroleum applications increased 12 percent with increased demand for turbines and turbine-related services for oil production and gas transmission.

▪	Sales for industrial applications declined 2 percent due to lower demand for agricultural equipment.

Latin America - Sales increased $83 million, or 13 percent.

▪	Sales volume increased $61 million.

▪	Price realization increased $22 million.

▪	Sales for on-highway truck engines increased 28 percent with increased demand for trucks and strong market acceptance of Caterpillar engines.

▪	Sales for electric power engines increased 22 percent, benefiting from increased demand from commercial development, as well as generator set investments for disaster preparedness.

▪	Petroleum sales increased 9 percent driven by increased investment in turbines and turbine related services to support oil production.

▪	Marine sales increased 41 percent with demand from increased workboat activity.

Asia/Pacific - Sales increased $180 million, or 18 percent.

▪	Sales volume increased $137 million.

▪	Price realization increased $49 million.

▪	Currency reduced sales $6 million.

▪
Sales for petroleum applications increased 45 percent, primarily from continued growth in demand for turbines and turbine-related services in Southeast Asia as well as ongoing increased demand for drill rigs.

▪	Sales for marine applications increased 13 percent with higher demand for oceangoing and workboat vessels.

▪	Sales for electric power applications remained about flat with reduced demand for small to mid-sized generator sets.

Financial Products Revenues - Financial Products revenues were $1.973 billion, an increase of $262 million, or 15 percent, from the nine months ending September 30, 2005.

▪	Growth in earning assets increased revenues $143 million.

▪	The impact of higher interest rates on new and existing finance receivables at Cat Financial added $95 million.

▪	Cat Insurance and Cat Power Ventures revenues increased $42 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2005 (at left) and the nine months ended September 30, 2006 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar entitled Consolidating Adjustments/M&E Other Operating Expense includes the operating profit impact of Progress Rail.

Higher sales and revenues in almost all regions and industries resulted in a favorable operating profit impact of $1.058 billion, or 39 percent compared to the first nine months of 2005. This increase was driven by higher price realization of $1.261 billion, higher sales volume of $739 million and the favorable impact of currency of $135 million. In addition, Financial Products contributed $109 million to the increase in operating profit.

Partially offsetting the favorable items were $939 million in higher core operating costs and $120 million of stock-based compensation expense due to implementation of SFAS 123R in the first quarter of 2006. Manufacturing costs represented $497 million of the total increase in core operating costs. Approximately 60 percent of the manufacturing cost increase was attributable to period manufacturing costs. The increase in period manufacturing costs includes items such as machine and equipment repair and maintenance and facility support. The increase also includes costs not directly related to changes in volume such as depreciation of manufacturing assets. The remaining 40 percent of the manufacturing cost increase was attributable to higher material costs and variable inefficiencies.

Non-manufacturing related core operating costs were up $442 million—a result of higher SG&A and R&D expenses. The $275 million increase in SG&A includes approximately $70 million of expense related to a settlement of various legal disputes with Navistar. Higher employment to support volumes, new product introductions, order fulfillment/velocity initiatives, growth of our services and development in China also contributed to the increase in SG&A. The $167 million increase in R&D is due to a significant number of new product introduction programs.

Operating Profit by Principal Line of Business
(Millions of dollars)	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006	$ Change	% Change

Machinery[1]	$1,787	$2,449	$662	37%
Engines[1]	713	1,127	414	58%
Financial Products	389	498	109	28%
Consolidating Adjustments	(172)	(299)	(127)

Consolidated Operating Profit	$2,717	$3,775	$1,058	39%

1 Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $2.449 billion was up $662 million, or 37 percent, from the nine months ended September 30, 2005. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs and stock-based compensation expense.

▪
Engines operating profit of $1.127 billion was up $414 million, or 58 percent, from the nine months ended September 30, 2005. The favorable impact of higher sales volume, improved price realization and a favorable currency impact was partially offset by higher core operating costs, which included expense related to a settlement of various legal disputes with Navistar.

▪
Financial Products operating profit of $498 million was up $109 million, or 28 percent, from the nine months ended September 30, 2005. The increase was primarily due to a $67 million impact from the continued growth of average earning assets and a $55 million impact from improved net yield on average earning assets at Cat Financial.

OTHER PROFIT/LOSS ITEMS

▪
Other income/expense was income of $165 million compared with income of $278 million in the nine months ending September 30, 2005. The decrease is primarily due to an unfavorable impact of foreign currency.

▪
The provision for income taxes in the first nine months of 2006 reflects an estimated annual tax rate of 31 percent compared to 30 percent for the first nine months of 2005 and 29.5 percent for the full-year 2005 (excluding discrete items discussed below). The increase is primarily due to a change in our geographic mix of profits as well as the impact of the phase-out provision of the American Jobs Creation Act permitting only 60 percent of Extraterritorial Income Exclusion (ETI) benefits in 2006.

The provision for income taxes for the nine months ended September 30, 2006 also includes a discrete benefit of $5 million for net changes in tax reserves. Favorable settlement of a non-U.S. tax issue resulted in a $25 million decrease in reserves. This was partially offset by a $20 million increase in tax reserves for an expected IRS assessment related to transfer pricing adjustments for tax years 1992 to 1994, which we plan to continue to dispute. The provision for income taxes for the first nine months of 2005 included an $11 million discrete charge related to 2005 repatriation plans and the full-year 2005 provision for income taxes included a $31 million discrete benefit.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Nine Months Ended September 30,
(Millions of dollars)	2006	2005

North America Geographic Region	$15,152	$13,172
Sales included in the Power Systems Marketing segment	(2,936)	(2,600)
Sales included in the Electric Power segment	(504)	(442)
Company owned dealer sales included in the All Other segment	(630)	(623)
Other[1]	(1,885)	(1,417)

North America Marketing external sales	$9,197	$8,090

EAME Geographic Region	$7,341	$6,492
Sales included in the Power Systems Marketing segment	(554)	(474)
Sales included in the Electric Power segment	(965)	(777)
Other[1]	(2,057)	(1,901)

EAME Marketing external sales	$3,765	$3,340

Latin America Geographic Region	$2,617	$2,152
Sales included in the Power Systems Marketing segment	(148)	(110)
Sales included in the Electric Power segment	(42)	(32)
Other[1]	(369)	(331)

Latin America Marketing external sales	$2,058	$1,679

Asia/Pacific Geographic Region	$3,431	$3,149
Sales included in the Power Systems Marketing segment	(410)	(355)
Sales included in the Electric Power segment	(325)	(290)
Other[1]	(755)	(676)

Asia/Pacific Marketing external sales	$1,941	$1,828

[1] Mostly represents external sales of the All Other segment.

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

We use a lattice-based option-pricing model to estimate the fair value of options and SARs granted. The adoption of SFAS 123R reduced operating profit for the three and nine months ended September 30, 2006 by $31 million and $123 million, respectively, and reduced profit after-tax by $21 million ($.03 per share basic and $.02 per share diluted) and $82 million ($.12 per share basic and $.08 per share diluted), respectively. At September 30, 2006, $116 million of expense with respect to unvested stock-based awards has yet to be recognized and will be expensed over a weighted-average period of approximately 2.4 years.

Progress Rail Services, Inc. Acquisition

On June 19, 2006, Caterpillar acquired 100 percent of the equity in Progress Rail for approximately $1 billion, including the assumption of $200 million in debt. A privately held company based in Albertville, Alabama, Progress Rail is a leading provider of remanufactured locomotive and railcar products and services to the North American railroad industry. With 2005 sales of $1.2 billion, the company has one of the most extensive rail service and supply networks in North America. It operates more than 90 facilities in 29 states in the United States, Canada and Mexico, with about 3,700 employees. Expansion into the rail aftermarket business is a strong fit with our strategic direction and will leverage Caterpillar's remanufacturing capabilities.

The transaction was financed with available cash and commercial paper borrowings of $427 million and Caterpillar stock of $379 million (5.3 million shares). Net tangible assets acquired, recorded at their fair values, primarily were inventories of $257 million, receivables of $169 million and property, plant and equipment of $259 million. Liabilities acquired, recorded at their fair values, primarily consisted of assumed debt of $200 million, accounts payable of $148 million and net deferred tax liabilities of $89 million. Finite-lived intangible assets acquired of $221 million related primarily to customer relationships are being amortized on a straight-line basis over 20 years. Goodwill of $405 million, non-deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and other post-closing procedures. The acquisition has been reflected in the accompanying consolidated financial statements and is reported in the “All Other” segment. Assuming this transaction had been made at January 1, 2006, the consolidated pro forma results would not be materially different from reported results.

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

Liquidity & Capital Resources

Sources of funds

We generate our capital resources primarily through operations. Through the third quarter 2006, consolidated operating cash flow was $3.57 billion. Through the third quarter of 2005, consolidated operating cash flow was $2.13 billion. The significant increase of $1.44 billion is primarily the result of higher profitability and a $539 million decrease in contributions to pension and other post retirement benefit plans. These contributions are in addition to our funding of ongoing cash benefits. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on pages 58-63.

Total debt as of September 30, 2006, was $27.41 billion, an increase of $1.67 billion from year-end 2005. On August 8, 2006, Caterpillar issued $500 million of 5.70 percent notes due in 2016 and $750 million of 6.05 percent debentures due in 2036, which increased Machinery and Engine debt to $4.85 billion. The additional debt was used primarily to reduce short-term borrowings. The increase in total debt, along with cash provided by operating activities, was used to fund capital expenditures, acquisitions (see pages 25-26 for discussion of our acquisitions), dividends and share repurchase. Debt related to Financial Products of $22.56 billion increased $743 million due to growth at Cat Financial.

We have three global credit facilities with a syndicate of banks totaling $6.45 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs. In September 2006, we increased the amounts and extended the expiration dates related to two of the facilities. The five-year facility of $1.63 billion, which expires in September 2010, has not changed from  December 2005. The five-year facility, which was previously $2.50 billion and scheduled to expire in 2009, has been increased to $2.98 billion and now expires in 2011. The 364-day facility of $1.63 billion that expired in September 2006 was increased to $1.85 billion and now expires in September 2007. The facility expiring in September 2007 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2007 that would mature in September 2008. The overall increase of $700 million to the global credit facilities was initiated in order to support the growth in total sales and revenue. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at September 30, 2006 was $5.45 billion. Our total credit commitments as of September 30, 2006 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products

Credit lines available:
Global credit facility	$6,450	$1,000	$5,450
Other external	2,519	1,067	1,452

Total credit lines available	8,969	2,067	6,902
Less: Global credit facility supporting commercial paper	5,630	685	4,945
Less: Utilized credit	696	63	633

Available credit	$2,643	$1,319	$1,324

We also generate funding through the securitization and sale of receivables/leases where the investors and/or the securitization trusts have limited or no recourse to Caterpillar or Cat Financial. During the first nine months of 2006 Cat Financial received $964 million in net proceeds from a public securitization of retail installment sale contracts and finance leases, which included cash proceeds and retained interests.

We do not generate material funding through structured finance transactions.

Machinery and Engines

Net cash provided by operating activities was $2.77 billion compared to $1.94 billion for the same period a year ago. The favorable change is due to higher profit and lower contributions to pension and other post retirement benefit plans, partially offset by increased working capital requirements including an increase in taxes paid. Inventory has increased significantly in both 2005 and 2006 primarily due to record demand in both periods. This demand has resulted in longer delivery times for many of our products. We are continuing to work with suppliers and within our factories to remove bottlenecks and increase production for many of our products. In addition to record demand in 2005 and 2006, we have been slow in ramping up delivery on some of our new product introductions.

Capital expenditures, excluding equipment leased to others, during the nine months ended September 30, 2006 were $900 million, an increase of $223 million from the same period a year ago. The increase is a result of increased spending to support growth and new product introductions. Cash used for acquisitions (net of cash acquired) was $512 million, primarily for the purchase of Progress Rail.

Pursuant to the share repurchase program authorized by the Board of Directors in October 2003, $2.86 billion was spent to purchase 39.9 million shares through the third quarter of 2006. We received $383 million related to 14.2 million shares issued for stock options exercised as of September 2006 while 5.3 million shares with a fair value of $379 million were used in the acquisition of Progress Rail. There were 651 million shares outstanding at the end of the third quarter 2006. The goal of the share repurchase program, which expires in October 2008, is to reduce the company's outstanding shares to 640 million.

Dividends paid totaled $531 million through the third quarter of 2006, representing 25 cents per share dividends paid in the first two quarters and 30 cents per share dividend paid in the third quarter.

A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt to debt plus equity. Debt to debt plus equity is defined as short-term borrowings, long-term debt due within one year, and long-term debt due after one year (debt) divided by the sum of debt and stockholders’ equity. Debt also includes borrowings from Financial Products. At September 30, 2006, Machinery and Engines debt to debt plus equity was 36.1 percent compared to 32.0 percent at December 31, 2005. The change was primarily because the increase in Machinery and Engines debt resulting from cash used for capital expenditures, acquisitions, dividends and share repurchase more than offset operating cash flow.

Financial Products

Operating cash flow was $772 million through the third quarter 2006, compared with $782 million for the same period a year ago. Cash used to purchase equipment leased to others was $822 million through the third quarter 2006, a decrease of $143 million from the same period a year ago. Net cash used for finance receivables was $571 million through the third quarter 2006, compared to $2.13 billion for the same period in 2005, primarily because of a lower net increase to finance receivables and additional proceeds from sale of receivables.

Financial Products total borrowings were $22.56 billion at September 30, 2006, an increase of $743 million from December 31, 2005 due to financing a higher amount of assets. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At September 30, 2006, finance receivables past due over 30 days were 1.89 percent, compared with 1.65 percent at the end of September 30, 2005. The allowance for credit losses was 1.33 percent of finance receivables, net of unearned income at September 30, 2006, compared to 1.37 percent at September 30, 2005. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $31 million and $22 million for the nine months ended September 30, 2006 and 2005, respectively.

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

▪
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

▪
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

▪
The dividend yield is based on Caterpillar's historical dividend yields. As holders of stock-based awards do not receive dividend payments, this could result in employees retaining the award for a longer period of time if dividend yields decrease or exercising the award sooner if dividend yields increase. A decrease in the dividend yield would result in an increase in our expense.

▪
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

▪
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

▪
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

▪
The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. It represents average long-term salary increases. This rate is influenced by our long-term compensation policies. An increase in the rate would increase our obligation and expense.

▪
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

While management believes it has exercised prudent judgment and applied reasonable assumptions which have resulted in an allowance presented in accordance with generally accepted accounting principles, there can be no assurance that in the future, changes in economic conditions or other factors might cause changes in the financial health of our customers which could change the timing and level of payments received thus necessitating a change to our estimated losses.

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

EMPLOYMENT

Caterpillar’s worldwide employment was 93,233 in third quarter 2006, up 9,334 from 83,899 in third quarter 2005. Of the increase, about 5,200 was a result of acquisitions, and about 1,900 hourly and 2,200 salaried and management employees were added to support higher volume and new product introductions. The increase related to acquisitions was for Progress Rail and a logistics business in Europe.

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

On August 24, 2006, Caterpillar announced the settlement of all current and pending litigation between Navistar International Corporation (Navistar), the parent company of International Truck and Engine Corporation, and Caterpillar. As part of the litigation settlement, Caterpillar received an up-front cash payment and a three-year promissory note from Navistar. Based on Caterpillar’s receivable balances related to the Navistar litigation at the time of settlement, the settlement resulted in a pre-tax charge to Caterpillar of approximately $70 million in the third quarter.

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

In November 2004, the U.S. Environmental Protection Agency (EPA) alleged that Caterpillar had constructed a facility in Emporia, Kansas that failed to comply with Section 112(g)(2)(B) of the Federal Clean Air Act. Caterpillar sold the Emporia, Kansas facility in December 2002. This matter has now been settled and terminated by Consent Decree, entered on June 12, 2006, in the United States District Court for the District of Kansas, and Caterpillar’s payment of a civil penalty of $300,000 on June 14, 2006. Accordingly, in the opinion of our management, this matter is closed and did not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On June 26, 2006, the UK Environment Agency filed a claim against Caterpillar Logistics Services (UK) Ltd. (CLS) before the Leicester & Rutland Magistrates Court in Leicestershire, UK. The complaint alleged that CLS failed to follow UK regulations in connection with the handling and disposal of special waste (primarily batteries) from January through September 2005. On August 17, 2006, CLS was fined £7,763 (approximately $15,000), thereby concluding the matter.

The Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns during the second quarter of 2005. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are continuing to work toward resolution through applicable IRS procedures. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Retirement Benefits

We recognized pension expense of $81 million and $241 million for the three and nine months ended September 30, 2006, as compared to $90 million and $276 million for the three and nine months ended September 30, 2005. The decrease in expense was primarily a result of the impact of expected asset returns on plan assets (due primarily to higher plan assets), partially offset by the amortization of actuarial losses resulting largely from a declining discount rate. SFAS 87, "Employers' Accounting for Pensions", requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation. This increase is amortized into earnings as an actuarial loss. SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are amortized into earnings as actuarial gains and losses. At the end of 2005, unrecognized actuarial losses related to pensions were $3.82 billion. The majority of the unrecognized actuarial losses are due to declining discount rates in recent years.

Other postretirement benefit expense was $89 million and $272 million for the three and nine months ended September 30, 2006, and $86 million and $267 million for the three and nine months ended September 30, 2005. The increase in expense for the nine months ended September 30, 2006 is primarily the result of the amortization of actuarial losses resulting from a declining discount rate, partially offset by the impact of expected asset returns on plan assets (due primarily to higher plan assets) and changes to the U.S. salaried and management other postretirement benefit plan (discussed below). Unrecognized actuarial losses for other postretirement benefit plans were $1.60 billion at the end of 2005. These losses mainly reflect a declining discount rate and an increase in expected health care inflation.

The unrecognized actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes and other factors that impact these expenses. These losses will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2005, the average remaining service period of active employees was 11 years for our U.S. pension plans, 12 years for our non-U.S. pension plans and eight years for other postretirement benefit plans. We expect our amortization of net actuarial losses to increase approximately $70 million in 2006 as compared to 2005, primarily because of a decrease in the discount rate.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date -- the date at which the benefit obligation and plan assets are measured -- is required to be the company's fiscal year end. As required by SFAS 158, we will adopt the balance sheet recognition provisions at December 31, 2006 and the year-end measurement date in 2008 using the prospective method. The adoption of SFAS 158 is currently expected to reduce December 31, 2006 assets by approximately $600 million, increase liabilities by approximately $2.00 billion and reduce stockholders' equity by approximately $2.60 billion. Also, we expect a shift of approximately $500 million from current liabilities to long-term liabilities based on the classification guidelines provided in SFAS 158. We do not expect any violation of debt covenant agreements as a result of the reduction in stockholders' equity. The Statement does not affect the results of operations.

SFAS 87 requires the recognition of an Additional Minimum Liability if the market value of plan assets is less than the accumulated benefit obligation at the end of the measurement date. This requirement will be replaced by the requirements of SFAS 158.

In April 2005, amendments were made to our U.S. salaried and management other postretirement benefit plan that increase employee cost sharing and resulted in a decrease in the benefit obligation of approximately $190 million. The decrease will be amortized into earnings on a straight-line basis over nine years, the average remaining service period of active employees impacted by the plan change. In addition, there will be an ongoing decrease in expense as a result of the benefit changes. For the three and nine months ended September 30, 2006, the other postretirement benefit expense decreased by $6 million and $18 million, respectively. The full year 2006 annual expense will decrease approximately $24 million (continuing until the plan change is fully amortized) as compared to the full year 2005 decrease of $18 million.

We made $31 million of contributions to certain non-U.S. pension plans during the nine months ended September 30, 2006. We have no ERISA (Employee Retirement Income Security Act) funding requirements in 2006. We currently do not anticipate any significant additional contributions during the year. However, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans. At this time, we no longer expect to make an additional cash contribution of $200 million to our other postretirement benefit plans in 2006. We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis. The data has been grouped as follows:

Consolidated - Caterpillar Inc. and its subsidiaries.

Machinery and Engines - The Machinery and Engines data contained in the schedules on pages 50 to 57 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Regulation G. These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures. Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

Financial Products - Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 50 to 57 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$9,842	$9,842	$-	$-
Revenues of Financial Products	675	-	801	(126)[2]

Total sales and revenues	10,517	9,842	801	(126)

Operating costs:
Cost of goods sold	7,610	7,610	-	-
Selling, general and administrative expenses	988	877	110	1 [3]
Research and development expenses	329	329	-	-
Interest expense of Financial Products	266	-	269	(3)[4]
Other operating expenses	246	2	251	(7)[3]

Total operating costs	9,439	8,818	630	(9)

Operating profit	1,078	1,024	171	(117)

Interest expense excluding Financial Products	72	76	-	(4)[4]
Other income (expense)	72	(63)	22	113 [5]

Consolidated profit before taxes	1,078	885	193	-

Provision for income taxes	334	269	65	-

Profit of consolidated companies	744	616	128	-

Equity in profit (loss) of unconsolidated affiliated companies	25	24	1	-
Equity in profit of Financial Products' subsidiaries	-	129	-	(129)[6]

Profit	$769	$769	$129	$(129)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products' revenues earned from Machinery and Engines.
3 Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4 Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5 Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6 Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$8,392	$8,392	$-	$-
Revenues of Financial Products	585	-	667	(82)[2]

Total sales and revenues	8,977	8,392	667	(82)

Operating costs:
Cost of goods sold	6,547	6,547	-	-
Selling, general and administrative expenses	775	676	110	(11)[3]
Research and development expenses	285	285	-	-
Interest expense of Financial Products	197	-	203	(6)[4]
Other operating expenses	233	4	231	(2)[3]

Total operating costs	8,037	7,512	544	(19)

Operating profit	940	880	123	(63)

Interest expense excluding Financial Products	68	69	-	(1)[4]
Other income (expense)	80	1	17	62 [5]

Consolidated profit before taxes	952	812	140	-

Provision for income taxes	303	256	47	-

Profit of consolidated companies	649	556	93	-

Equity in profit (loss) of unconsolidated affiliated companies	18	16	2	-
Equity in profit of Financial Products' subsidiaries	-	95	-	(95)[6]

Profit	$667	$667	$95	$(95)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products' revenues earned from Machinery and Engines.
3 Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4 Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5 Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6 Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$28,541	$28,541	$-	$-
Revenues of Financial Products	1,973	-	2,315	(342)[2]

Total sales and revenues	30,514	28,541	2,315	(342)

Operating costs:
Cost of goods sold	21,578	21,578	-	-
Selling, general and administrative expenses	2,690	2,378	326	(14)[3]
Research and development expenses	979	979	-	-
Interest expense of Financial Products	754	-	761	(7)[4]
Other operating expenses	738	30	730	(22)[3]

Total operating costs	26,739	24,965	1,817	(43)

Operating profit	3,775	3,576	498	(299)

Interest expense excluding Financial Products	206	214	-	(8)[4]
Other income (expense)	165	(194)	68	291 [5]

Consolidated profit before taxes	3,734	3,168	566	-

Provision for income taxes	1,153	962	191	-

Profit of consolidated companies	2,581	2,206	375	-

Equity in profit (loss) of unconsolidated affiliated companies	74	72	2	-
Equity in profit of Financial Products' subsidiaries	-	377	-	(377)[6]

Profit	$2,655	$2,655	$377	$(377)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products' revenues earned from Machinery and Engines.
3 Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4 Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5 Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6 Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$24,965	$24,965	$-	$-
Revenues of Financial Products	1,711	-	1,935	(224)[2]

Total sales and revenues	26,676	24,965	1,935	(224)

Operating costs:
Cost of goods sold	19,652	19,652	-	-
Selling, general and administrative expenses	2,308	2,013	328	(33)[3]
Research and development expenses	794	794	-	-
Interest expense of Financial Products	551	-	565	(14)[4]
Other operating expenses	654	6	653	(5)[3]

Total operating costs	23,959	22,465	1,546	(52)

Operating profit	2,717	2,500	389	(172)

Interest expense excluding Financial Products	198	202	-	(4)[4]
Other income (expense)	278	76	34	168 [5]

Consolidated profit before taxes	2,797	2,374	423	-

Provision for income taxes	850	704	146	-

Profit of consolidated companies	1,947	1,670	277	-

Equity in profit (loss) of unconsolidated affiliated companies	61	54	7	-
Equity in profit of Financial Products' subsidiaries	-	284	-	(284)[6]

Profit	$2,008	$2,008	$284	$(284)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products' revenues earned from Machinery and Engines.
3 Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4 Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5 Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6 Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At September 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Assets
Current assets:
Cash and short-term investments	$553	$361	$192	$-
Receivables - trade and other	8,246	3,189	551	4,506 [2,3]
Receivables - finance	6,376	-	11,429	(5,053)[3]
Deferred and refundable income taxes	403	327	76	-
Prepaid expenses	2,107	2,077	38	(8)[4]
Inventories	6,411	6,411	-	-

Total current assets	24,096	12,365	12,286	(555)

Property, plant and equipment - net	8,424	5,602	2,822	-
Long-term receivables - trade and other	742	148	35	559 [2,3]
Long-term receivables - finance	11,178	-	11,772	(594)[3]
Investments in unconsolidated affiliated companies	606	592	18	(4)[5]
Investments in Financial Products subsidiaries	-	3,707	-	(3,707)[6]
Deferred income taxes	986	1,239	41	(294)[7]
Intangible assets	646	641	5	-
Goodwill	1,877	1,877	-	-
Other assets	1,928	593	1,335	-

Total assets	$50,483	$26,764	$28,314	$(4,595)

Liabilities
Current liabilities:
Short-term borrowings	$5,675	$949	$5,101	$(375)[8]
Accounts payable	3,857	3,756	273	(172)[9]
Accrued expenses	2,747	1,711	1,044	(8)[10]
Accrued wages, salaries and employee benefits	1,388	1,372	16	-
Customer advances	742	742	-	-
Dividends payable	-	-	-	-
Deferred and current income taxes payable	685	516	178	(9)[7]
Long-term debt due within one year	3,591	99	3,492	-

Total current liabilities	18,685	9,145	10,104	(564)
Long-term debt due after one year	18,145	4,042	14,138	(35)[8]
Liability for postemployment benefits	3,510	3,510	-	-
Deferred income taxes and other liabilities	1,115	1,039	365	(289)[5,7]

Total liabilities	41,455	17,736	24,607	(888)

Stockholders' equity
Common stock	2,441	2,441	863	(863)[6]
Treasury stock	(7,031)	(7,031)	-	-
Profit employed in the business	14,100	14,100	2,574	(2,574)[6]
Accumulated other comprehensive income	(482)	(482)	270	(270)[6]

Total stockholders' equity	9,028	9,028	3,707	(3,707)

Total liabilities and stockholders' equity	$50,483	$26,764	$28,314	$(4,595)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of receivables between Machinery and Engines and Financial Products.
3 Reclassification of Machinery and Engines' trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
4 Elimination of Machinery and Engines' insurance premiums that are prepaid to Financial Products.
5 Elimination of Machinery and Engines' investment in Financial Products subsidiary.
6 Elimination of Financial Products’ equity which is accounted for on Machinery and Engines on the equity basis.
7 Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
8 Elimination of debt between Machinery and Engines and Financial Products.
9 Elimination of payables between Machinery and Engines and Financial Products.
10 Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Assets
Current assets:
Cash and short-term investments	$1,108	$951	$157	$-
Receivables - trade and other	7,526	2,833	419	4,274 [2,3]
Receivables - finance	6,442	-	11,058	(4,616)[3]
Deferred and refundable income taxes	255	187	68	-
Prepaid expenses	2,146	2,139	26	(19)[4]
Inventories	5,224	5,224	-	-

Total current assets	22,701	11,334	11,728	(361)

Property, plant and equipment - net	7,988	5,067	2,921	-
Long-term receivables - trade and other	1,037	301	36	700 [2,3]
Long-term receivables - finance	10,301	-	11,036	(735)[3]
Investments in unconsolidated affiliated companies	565	526	39	-
Investments in Financial Products subsidiaries	-	3,253	-	(3,253)[5]
Deferred income taxes	857	1,146	32	(321)[6]
Intangible assets	424	418	6	-
Goodwill	1,451	1,451	-	-
Other assets	1,745	491	1,254	-

Total assets	$47,069	$23,987	$27,052	$(3,970)

Liabilities
Current liabilities:
Short-term borrowings	$5,569	$871	$4,897	$(199)[7]
Accounts payable	3,412	3,288	261	(137)[8]
Accrued expenses	2,617	1,605	1,038	(26)[9]
Accrued wages, salaries and employee benefits	1,601	1,582	19	-
Customer advances	454	454	-	-
Dividends payable	168	168	-	-
Deferred and current income taxes payable	528	448	84	(4)[6]
Long-term debt due within one year	4,499	340	4,159	-

Total current liabilities	18,848	8,756	10,458	(366)
Long-term debt due after one year	15,677	2,752	12,960	(35)[7]
Liability for postemployment benefits	3,161	3,161	-	-
Deferred income taxes and other liabilities	951	886	381	(316)[6]

Total liabilities	38,637	15,555	23,799	(717)

Stockholders' equity
Common stock	1,859	1,859	875	(875)[5]
Treasury stock	(4,637)	(4,637)	-	-
Profit employed in the business	11,808	11,808	2,197	(2,197)[5]
Accumulated other comprehensive income	(598)	(598)	181	(181)[5]

Total stockholders' equity	8,432	8,432	3,253	(3,253)

Total liabilities and stockholders' equity	$47,069	$23,987	$27,052	$(3,970)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of receivables between Machinery and Engines and Financial Products.
3 Reclassification of Machinery and Engines' trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
4 Elimination of Machinery and Engines' insurance premiums that are prepaid to Financial Products.
5 Elimination of Financial Products’ equity which is accounted for on Machinery and Engines on the equity basis.
6 Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
7 Elimination of debt between Machinery and Engines and Financial Products.
8 Elimination of payables between Machinery and Engines and Financial Products.
9 Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For The Nine Months Ended September 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$2,655	$2,655	$377	$(377)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,220	721	499	-
Undistributed profit of Financial Products	-	(377)	-	377	[3]
Other	110	113	(279)	276	[4]
Changes in assets and liabilities:
Receivables - trade and other	(165)	15	78	(258)[4,5]
Inventories	(902)	(902)	-	-
Accounts payable and accrued expenses	327	258	51	18	[4]
Other assets - net	(345)	(280)	(27)	(38)[4]
Other liabilities - net	666	571	73	22	[4]

Net cash provided by (used for) operating activities	3,566	2,774	772	20

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(905)	(900)	(33)	28	[4]
Expenditures for equipment leased to others	(798)	-	(822)	24	[4]
Proceeds from disposals of property, plant and equipment	440	22	456	(38)[4]
Additions to finance receivables	(7,817)	-	(26,783)	18,966	[5]
Collection of finance receivables	6,204	-	24,465	(18,261)[5]
Proceeds from the sale of finance receivables	1,004	-	1,747	(743)[5]
Net intercompany borrowings	-	36	(235)	199	[6]
Investments and acquisitions (net of cash acquired)	(512)	(512)	-	-
Proceeds from sale of available-for-sale securities	255	17	238	-
Investments in available-for-sale securities	(357)	(34)	(323)	-
Other - net	201	5	204	(8)[7]

Net cash provided by (used for) investing activities	(2,285)	(1,366)	(1,086)	167

Cash flow from financing activities:
Dividends paid	(531)	(531)	-	-
Common stock issued, including treasury shares reissued	383	383	(12)	12	[7]
Treasury shares purchased	(2,858)	(2,858)	-	-
Excess tax benefit from stock-based compensation	159	159	-	-
Net intercompany borrowings	-	235	(36)	(199)[6]
Proceeds from debt issued (original maturities greater than three months)	8,629	1,378	7,251	-
Payments on debt (original maturities greater than three months)	(8,517)	(766)	(7,751)	-
Short-term borrowings (original maturities three months or less) - net	905	(10)	915	-

Net cash provided by (used for) financing activities	(1,830)	(2,010)	367	(187)

Effect of exchange rate changes on cash	(6)	12	(18)	-

Increase (decrease) in cash and short-term investments	(555)	(590)	35	-
Cash and short-term investments at beginning of period	1,108	951	157	-

Cash and short-term investments at end of period	$553	$361	$192	$-

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products' profit after tax due to equity method of accounting.
3 Non-cash adjustment for the undistributed earnings from Financial Products.
4 Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5 Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6 Net proceeds and payments to/from Machinery and Engines and Financial Products.
7 Change in investment and common stock related to Financial Products.

Caterpillar Inc. Supplemental Data for Cash Flow For The Nine Months Ended September 30, 2005 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$2,008	$2,008	$284	$(284)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,113	633	480	-
Undistributed profit of Financial Products	-	(284)	-	284 [3]
Other	(89)	(150)	(141)	202 [4]
Changes in assets and liabilities:
Receivables - trade and other	(521)	248	10	(779)[4,5]
Inventories	(794)	(794)	-	-
Accounts payable and accrued expenses	313	207	114	(8)[4]
Other assets - net	69	100	(23)	(8)[4]
Other liabilities - net	31	(26)	58	(1)[4]

Net cash provided by (used for) operating activities	2,130	1,942	782	(594)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(709)	(677)	(32)	-
Expenditures for equipment leased to others	(965)	-	(965)	-
Proceeds from disposals of property, plant and equipment	447	31	416	-
Additions to finance receivables	(7,310)	-	(24,898)	17,588 [5]
Collection of finance receivables	4,889	-	21,589	(16,700)[5]
Proceeds from sale of finance receivables	916	-	1,178	(262)[5]
Net intercompany borrowings	-	(315)	(11)	326 [6]
Investments and acquisitions (net of cash acquired)	(12)	(12)	-	-
Proceeds from sale of available-for-sale securities	443	17	426	-
Investments in available-for-sale securities	(508)	(19)	(489)	-
Other - net	145	(5)	150	-

Net cash provided by (used for) investing activities	(2,664)	(980)	(2,636)	952

Cash flow from financing activities:
Dividends paid	(449)	(449)	-	-
Common stock issued, including treasury shares reissued	412	412	-	-
Treasury shares purchased	(1,039)	(1,039)	-	-
Net intercompany borrowings	-	11	315	(326)[6]
Proceeds from debt issued (original maturities greater than three months)	9,796	146	9,650	-
Payments on debt (original maturities greater than three months)	(7,619)	(85)	(7,534)	-
Short-term borrowings (original maturities three months or less) - net	(58)	474	(532)	-

Net cash provided by (used for) financing activities	1,043	(530)	1,899	(326)

Effect of exchange rate changes on cash	13	52	(7)	(32)[7]

Increase (decrease) in cash and short-term investments	522	484	38	-
Cash and short-term investments at beginning of period	445	270	175	-

Cash and short-term investments at end of period	$967	$754	$213	$-

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products' profit after tax due to equity method of accounting.
3 Non-cash adjustment for the undistributed earnings from Financial Products.
4 Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5 Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6 Net proceeds and payments to/from Machinery and Engines and Financial Products.
7 Elimination of the effect of exchange on intercompany balances.

Sales & Revenues Outlook

The outlook for 2006 sales and revenues is about $41 billion, an increase of about 13 percent from 2005.

▪
The U.S. Federal Reserve (Fed) interest rate actions slowed the U.S. economy significantly the past two quarters. Fortunately, better growth in both Europe and Japan is helping fill the void caused by the U.S., and developing country growth remains strong. We expect world economic growth of slightly less than 4 percent this year, up from 3.5 percent in 2005.

▪
The Fed and the Bank of Canada have held rates constant in recent policy reviews and are not expected to change for the rest of the year. In countries outside North America, central banks have raised interest rates from some of the lowest levels in years, but these increases should pose only a scattered threat to economic growth.

▪	Housing construction dropped sharply in the U.S., and the recent reversal in mortgage rates is unlikely to revive activity much this year.

▪
Elsewhere, prospects for housing are more favorable, the result of higher home prices, low interest rates and growing populations. The supply of new homes outside of the U.S. generally appears short of demand.

▪
Nonresidential building construction should do well in most countries. Construction has not caught up with needs deferred in the past, profits are at record highs and most businesses have ready access to capital.

▪
Infrastructure construction should continue to grow as well. Increased federal funding and improved state budgets have led to a large increase in highway contracts awarded in the U.S. Developing countries are using revenue gains from increases in both commodity prices and production to extend infrastructure development booms.

▪
Worldwide, metals mining companies increased exploration and development budgets 45 percent in 2006, the fourth consecutive year of double-digit percentage increases. Despite those increases, mining production capacity continues to struggle to meet demand. Metals demand is growing rapidly, inventories are nearly depleted and production problems persist. Mine production in three major producing countries—Australia, Canada and South Africa—declined year to date.

▪
West Texas Intermediate crude oil prices recently dipped below $60 per barrel, and natural gas prices also declined sharply. However, we do not expect these lower prices to disrupt the growth in exploration, drilling, pipeline expenditures and tar sands development that has benefited both machine and engine sales. Very little surplus production capacity is available, and the potential for supply disruptions is high.

▪
International spot prices for coal are trading above year-earlier prices; demand continues strong, and many exporters are struggling to increase output. Continued good economic growth should require increased electricity production, and coal is often the most cost-effective energy source.

▪
Ocean shipping rates are higher than last year, and shipyards have healthy order backlogs. A high percent of ships are more than 20 years old, which should keep demand for new ships and ship rebuilds high. Both should boost engine sales.

North America (United States and Canada) - Machinery and Engines sales are expected to increase about 14 percent in 2006.

▪
The Fed held interest rates at 5.25 percent the past three meetings, and we expect no rate changes for the rest of the year. Past actions have already slowed the economy, and growth should average around 2 percent in the last two quarters.

▪
So far, economic weakness has been concentrated in housing and the trade sector. We expect housing starts to stabilize in the coming months and average about 1.85 million units this year. Thirty-year mortgage interest rates reversed the second-quarter increase, and single-family starts appear to have dropped below a rate consistent with single-family home sales. Housing construction will be below year-earlier activity the rest of the year, which will continue to depress year-over-year sales comparisons for smaller machines.

▪
Nonresidential construction should remain strong for the rest of the year, the result of record corporate profits, increased commercial and industrial lending and more highway funding. The value of commercial and industrial construction contracts awarded, net of inflation, increased 9 percent year to date; highway construction contracts increased by more than 6 percent.

▪
Mining and quarrying operations should continue to do well for the rest of the year. Sand and gravel prices rose almost 9 percent year to date, and coal prices were up almost 10 percent. Production increased 10 percent and 7 percent respectively. Metals mines, despite sharply higher prices, increased production less than 2 percent, symptomatic of the difficulties mines have had boosting output this recovery.

▪
Production of on-highway trucks should be up about 8 percent this year, the result of better trucking company profits and ordering in advance of 2007 emission standards. Truck manufacturers have covered production slots through year-end with orders.

▪
The Bank of Canada appears to be finished raising interest rates, and economic growth should be near 3 percent this year. Although higher mortgage rates are slowing housing, record corporate profits and favorable output prices should allow growth in nonresidential construction, quarrying and tar sands development. Output from both coal and metals mines declined, despite favorable prices.

EAME - Machinery and Engines sales are expected to increase about 11 percent in 2006.

▪
The European Union (EU) economy grew at a 3.5 percent annual rate in the second quarter, the fastest in six years. Leading indicators and business surveys are positive, and we forecast economic growth slightly below 2.5 percent in 2006. That growth would be a significant improvement over the 1.5 percent average rate of the past five years.

▪
Residential building permits increased 8 percent in first half 2006, and low mortgage interest rates, higher employment and rising home prices should drive further growth in housing construction. Nonresidential construction is benefiting from good corporate profits, high capacity utilization and readily available financing.

▪
The European Central Bank recently raised interest rates to 3.25 percent, the fourth hike of the year. Although the preliminary estimate for August inflation was within target, another rate increase is possible this year. The Bank of England is expected to hold rates steady for the rest of the year.

▪	The Central European economies successfully reduced inflation and are maintaining low interest rates. Economic growth should be near 5 percent this year, the fifth consecutive year of good growth.

▪
The Africa/Middle East region’s best recovery in years continues, with growth of over 5 percent expected this year. Inflation is the lowest in over 30 years, and key countries are maintaining low interest rates. So far this year, oil production is running about a half percent higher than last year, and mine output in South Africa declined. A limited production response in the face of much higher prices suggests a need to increase capacity.

▪
Russia surpassed Saudi Arabia as the world’s largest oil producer this year, and mining is attracting foreign investment throughout the CIS. Increased commodity revenues helped Russia to complete an early repayment of its debt to official creditors and amass over $180 billion in foreign exchange reserves. Those positives, along with a 2 percent short-term interest rate, should allow over 6 percent economic growth this year.

Latin America - Machinery and Engines sales are expected to increase about 12 percent in 2006.

▪
Second-quarter economic growth ranged between 4 percent and 9 percent in key countries, which should push regional growth in 2006 close to 5 percent. Interest rates remain low, with Brazil cutting rates over 400 basis points this year.

▪
Most countries responded to higher metals prices by increasing mine production this year; Brazil and Peru are the leaders with over 6 percent growth. Chile, the world’s largest copper producer, was able to rebound from last year’s decline.

▪	Good economic growth and higher commodity prices are helping construction. In the major countries, year-to-date gains in construction range from almost 5 percent to 27 percent.

Asia/Pacific - Machinery and Engines are expected to increase about 11 percent in 2006.

▪	Inflation in the region increased slightly this year, leading to some increases in interest rates. However, regional economic growth should be over 7 percent, a slight improvement from last year.

▪
Construction continues to increase, with spending in the major countries of China, India and Indonesia up 7 percent or more. Nonresidential construction is booming in Australia, but high interest rates are causing housing to decline. Overall, construction should continue to grow in response to good economic growth and low interest rates.

▪	Mining output is increasing in most countries in response to favorable prices. Both metals and coal prices are trading above year-earlier prices, which should support production the rest of the year.

▪
Australia increased expenditures for mineral exploration 19 percent in the first half, which should make 2006 the fourth year of significant growth. Despite those increased investments, mine output declined more than 6 percent in the first half. We expect mining companies will continue to increase investments.

Financial Products Revenues

▪	We expect continued growth in Financial Products for 2006. Revenues are expected to increase approximately 14 percent versus 2005, primarily due to higher average earning assets in 2006.

Sales and Revenues Outlook - Midpoint of Range[1]

(Millions of dollars)	2005	2006	%
	Actual	Outlook	Change

Machinery and Engines
North America	$17,709	$20,250	14%
EAME	8,860	9,800	11%
Latin America	3,024	3,400	12%
Asia/Pacific	4,413	4,900	11%

Total Machinery and Engines	34,006	38,350	13%

Financial Products[2]	2,333	2,650	14%

Total	$36,339	$41,000	13%

1 The Consolidated Operating Profit chart on page 61 reflects sales and revenues at the midpoint of the range.
2 Does not include revenues earned from Machinery and Engines of $458 million and $317 million in 2006 and 2005, respectively.

1  The PPS outlook is between $5.05 and $5.30. The above chart illustrates operating profit at the midpoint of this profit range. Each of the stair steps in the chart may individually vary within the outlook range.

2 Other includes the impact of currency, consolidating adjustments, M&E other operating expenses, operating profit of Progress Rail and the effects of rounding.

2006 Outlook - Profit

We expect profit per share to be in the range of $5.05 to $5.30. The year is expected to benefit from improved price realization and higher sales volume, partially offset by core operating cost increases and stock-based compensation expense.

About half of the expected core operating cost increase is from manufacturing costs and about half from SG&A and R&D. Manufacturing costs are expected to be higher due to an increase in period manufacturing costs, about a 1 percent increase in material costs and variable inefficiencies. SG&A and R&D are expected to be higher in support of growth, new product programs needed to execute Caterpillar’s long-term strategy and an expense related to a settlement of various legal disputes with Navistar.

Preliminary 2007 Outlook

Our preliminary outlook for 2007 sales and revenues is flat to up 5 percent from 2006, and profit per share is expected to be flat to up 10 percent from the midpoint of the 2006 outlook range.

Economic conditions remain generally favorable, but we expect some slowing in world economic growth to about 3.5 percent in 2007, with the slowdown most pronounced in the U.S. In this economic environment, sales and revenue growth is expected to slow to 0 to 5 percent in 2007. This limited sales growth reflects increasing risks that have developed in the U.S. and an expectation that our dealers will reduce inventories significantly. Our strategy will be to establish a cost base that will allow profit growth, even with limited sales and revenue growth.

We believe 2007 will be a slowdown in the current cycle, not the start of an extended downturn. The historical precedent would be 1996 when sales and revenue growth slowed to 3 percent after three years of double-digit percentage growth. Double-digit sales growth returned in 1997. Our analyses suggest that the worldwide need to improve housing, nonresidential structures, infrastructure and mining and energy capacity, identified at the start of the current business cycle, has not yet been satisfied. Moreover, our growing service businesses and product support for the expanded field population will provide a base of sustained solid growth going forward.

Improved price realization is expected to account for most of the growth in 2007, when comparing the midpoint of the 2007 estimate with that for 2006. Worldwide market demand is expected to be down modestly, with weaker conditions in the U.S. largely offset by continuing strength in other regions. In addition, we expect dealers to reduce their inventories significantly.

▪
We believe the slowing U.S. economy will eventually prompt the Fed to cut interest rates in first half 2007, probably by 50 to 100 basis points. That policy change should be enough to let the economy escape with a mid-cycle slowdown, similar to the one that occurred in the mid 1990s. Economic growth should improve in the second half and average about 2.5 percent for the year.

▪
We project a further decrease in U.S. housing starts to about 1.75 million units in 2007; lower starts would continue to depress sales of smaller machines. However, mortgage interest rates appear to have peaked, which suggests the decline in housing starts should be nearing an end.

▪
Rising U.S. interest rates over the last two and a half years appear to be sufficient to have reduced the financial incentives for users to replace existing machines with new machines. As a result, slower replacement buying could lead to slower sales growth in some industry applications despite continued strong activity and a favorable investment climate in these sectors.

▪
New emissions standards in the U.S. and slowing freight activity should cause heavy-duty on-highway truck production to fall an estimated 40 percent. Truck engine shipments to OEMs would fall even further.

▪
We are anticipating the 2007 Class 8 North American truck industry to drop from approximately 325,000 units in 2006 to approximately 190,000 to 220,000 units in 2007, due to indications that fleets are engaging in a pre-buy prior to the 2007 emissions regulations. The industry drop is expected to be more concentrated in the first quarter of the year, with demand increasing somewhat in the remainder of 2007. We are preparing to implement multiple activities to manage our cost structure for the short-term decrease in heavy-duty truck engine demand. These include specific plans related to operating costs, support costs and sales/marketing costs. In addition, continued strength in our petroleum, electric power and marine engine businesses should also help reduce the impact of the lower truck engine volumes, leading to another strong year for our engine business.

▪
During 2006, two of our on-highway truck engine customers (Freightliner and PACCAR) announced they would no longer use Caterpillar mid-range engines in their 2007 product offerings. We are in the process of implementing actions to adjust our cost structure as a result of this longer term drop in mid-range engine volume. Our major action is to transform the Greenville Engine Center into a marine engine facility. This operation will take core engines from our U.S. locations and convert them to marine engines by adding marine specific components, applying specialized paint and performing marine specific testing. These operations are currently performed by a third party. The marine facility should be fully operational in late 2007/early 2008. We are also taking actions to adjust our cost structure, especially in the first half of 2007.

▪
Interest rates in many countries outside North America should increase from very low rates. Those increases should slow growth slightly but not below trend rates. Our forecasts are for almost 3 percent growth in EAME, over 4 percent in Latin America and about 6.5 percent in Asia/Pacific.

▪
Construction is doing well in most countries outside North America, and we expect that trend to continue in 2007. Growing populations, higher home prices and low interest rates should benefit housing construction. Rapid economic growth, record corporate profits and higher office rental rates should support nonresidential building construction. We expect that developing country governments will continue to use earnings from high commodity prices to develop infrastructure.

▪
Although metals mining companies worldwide increased investments the past few years, evidence suggests that mine capacity is still not adequate. Inventories of many metals are near critical lows, production problems persist and prices remain elevated. Our economic growth forecasts for 2007 imply further growth in metals demand so prices should ease only modestly. Prices for most metals should remain high enough to encourage mines to increase investments further. The strength in the mining sector continues to drive record demand for large machines, with our sales prospects limited essentially by our ability to raise production levels.

▪
The coal industry should continue to grow in 2007, requiring more investment in capacity. Expected growth in the world economy will require more electricity production, and coal should be a preferred energy source. The strong recovery in worldwide steel production, which should continue, will increase demand for metallurgical coal.

▪
We project oil prices for West Texas Intermediate oil to be down slightly from the 2006 average. However, the 2007 price should be high enough to encourage further investment in exploration and development. Spare production capacity remains tight, considerable production occurs in areas vulnerable to supply disruptions and demand should increase.

▪
We expect price realization to be about 2 percent in 2007. The improvement is the result of price actions that will take effect in January 2007, partially offset by higher sales variances to support extended service coverage programs and the effect of geographic mix on price realization. In addition, the industries that we serve remain very competitive, and we intend to defend our market position.

▪
Excluding discrete items, we expect our effective tax rate for 2007 will increase approximately two to three percentage points from the 2006 rate primarily due to the phase out of ETI. The American Jobs Creation Act provides for the phase out of ETI with 80 percent of the benefit in 2005, 60 percent of the benefit in 2006 and complete phase out in 2007.

The outlook above describes our preliminary expectations for 2007. Economic risks to this outlook are higher than in the past two years, primarily due to developments in the U.S. Future Fed actions and the economy’s response are less certain and could require changes to our outlook.

Nonetheless, we remain optimistic for the longer term prospects in the markets we serve. The economic environment outside the U.S. is more positive—reflecting improving conditions in Europe and Japan and continued robust growth in China, India and the developing world. Moreover, a very favorable investment climate worldwide and pressures to catch up for past underinvestment in infrastructure, energy and mining continue to provide very strong fundamental growth drivers in many of the markets we serve.

Safe Harbor Statement under the Securities Litigation Reform Act of 1995

Certain statements contained in our third quarter 2006 Form 10-Q are forward-looking and involve uncertainties that could significantly impact results. The words "believes," "expects," "estimates," "anticipates," "will be," "should" and similar words or expressions identify forward-looking statements made on behalf of Caterpillar. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

World Economic Factors
Our projection of increased sales of Machinery and Engines in 2006 assumes growth occurs in all regions. Principal factors underlying those forecasts include world economic growth of almost four percent, high commodity prices and good growth in both construction and mining. The major economic risk is that past interest rate hikes in the U.S., which have already depressed housing construction and sales of smaller machines, could impact other sectors and reduce replacement buying.

Outside North America, a sharp drop in commodity prices could reduce investment in energy and mining development as well as infrastructure construction. In addition, recent interest rate increases in Europe could undermine a recovery in construction that just started. Either of those developments could slow the expected increase in our results.

Demand for some products has strained production capabilities. Our forecast is vulnerable to supply disruptions, which could result from component shortages, transportation problems or new product introduction delays.

Our preliminary outlook for 2007 projects about 3.5 percent growth in the world economy, down slightly from 2006. In that environment, we expect sales and revenues will increase zero to five percent.

We expect the U.S. Federal Reserve will cut interest rates in 2007, allowing the economy to escape with a mid-cycle slowdown. Should the Fed hold interest rates steady well into 2007, or raise interest rates, the risk of a recession or severe slowdown would increase. Under those conditions, housing could decline more than expected, activity in other sectors could slow and fleet owners might scale back plans to replace machines. Those developments could be detrimental to our sales and revenue outlook.

New emissions standards for on-highway diesel truck engines come into effect in 2007, and we expect that implementation of the standards will significantly reduce sales of truck engines early in the year. However, the impact could be worse than anticipated, particularly if the economy weakens more than projected.

Preliminary 2007 forecasts assume modest increases in interest rates outside North America and only a slight slowing in economic growth. Should central banks react more aggressively, perhaps in response to inflation concerns, economic growth and construction could grow less than expected. That development could reduce growth in sales and revenues.

The expected increase in sales and revenues assumes continued good growth in both mining and energy development worldwide. Risks to the forecast include a significant weakening in commodity prices, widespread increases in interest rates, a slowdown in world industrial production, lower inflows of foreign investment and political disruptions.
Commodity Prices
Commodities represent a significant sales opportunity, with prices and production as key drivers. Prices have improved sharply over the past four years, and our outlook assumes that continued growth in world industrial production, low inventories and some difficulties in increasing production will cause metals prices to remain high enough in 2006 to encourage further mine investment. We expect most metals prices to decline in 2007 but not so much as to make new investment unprofitable. However, metals prices are volatile and respond quickly to any signs that markets are being over-supplied. Factors that could signal excess supply include an unexpected rise in inventories, mines increasing output faster than expected, a slowing in world industrial production and speculative selling of metals. Any, or all, of these developments could cause prices to drop sharply and mines to scale back investments to the detriment of our results.

International coal prices strengthened in recent months, but prices in the United States softened. We expect some decline in prices throughout 2007, but anticipate that worldwide demand for coal will increase and that mines will find it financially attractive to increase capacity. The outlook for continued growth in coal mining is vulnerable to mine permitting problems, transportation difficulties, weak utility demand, slow growth in world industrial production and steep declines in oil and natural gas prices.

Oil and natural gas prices increased sharply over the past four years due to strong demand and high capacity usage. Higher energy prices have not halted economic recoveries since strong demand boosted prices and world production increased. High prices are encouraging more exploration and development. Prices declined recently, but we expect prices to remain high enough throughout 2007 to favor investment in production capacity.

Risks are twofold. One, prices could surge sharply higher due to OPEC production cuts or political unrest in a major producing country. The resulting oil shortages and price spikes could slow economies, potentially with a depressing impact on our sales. Two, weak oil demand, particularly in the face of supply increases, could lead to much lower prices and a reduction in exploration and development.

Monetary and Fiscal Policies
For most companies operating in a global economy, monetary and fiscal policies implemented in the United States and abroad could have a significant impact on economic growth and demand for our product. In general, higher than expected interest rates, reductions in government spending, higher taxes, excessive currency movements and uncertainty over key policies are some factors likely to lead to slower economic growth and lower industry demand.

With economic data looking more favorable, central banks in many countries have raised interest rates from the lowest rates in decades, with the U. S. Federal Reserve Bank being the most aggressive. Our outlook assumes that the Fed will keep rates steady for the rest of this year and then cut rates in 2007. Should that not occur, risks of a recession or significant slowdown would increase to the detriment of our results. Many countries outside the United States will raise rates further. Our assumption is that increases will be cautious and cause only modest slowing in economic growth next year. Should central banks raise interest rates more aggressively than anticipated, both economic growth and our sales could suffer.

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

Our outlook assumes that there will be no widespread military conflicts in either North Korea or the Middle East in the forecast period. Such military conflicts could severely disrupt sales into countries affected as well as nearby countries.

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

Our outlook includes a negative impact from the phaseout of the Extraterritorial Income Exclusion as enacted by the American Jobs Creation Act of 2004. Our outlook assumes any other tax law changes will not negatively impact our provision for income taxes.

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

The current outlook assumes our dealers will make significant reductions to record high machine inventories. Should dealers control inventories even more tightly, possibly if construction and mining were weaker than expected, our sales would be lower.

Financial Products Division Factors
Inherent in the operation of Cat Financial is the credit risk associated with its customers. The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events and the sustained value of the underlying collateral. Additionally, interest rate movements create a degree of risk to our operations by affecting the amount of interest expense associated with our debt portfolio. Our "match funding" policy addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of our debt portfolio with the interest rate profile of our receivables portfolio (loans and leases with customers and dealers) within pre-determined ranges on an ongoing basis. To achieve our match funding objectives, we issue debt with a similar interest rate profile to our receivables and also use interest rate swap agreements to manage our interest rate risk exposure to interest rate changes and in some cases to lower our cost of borrowed funds. If interest rates move upward more sharply than anticipated, our financial results could be negatively impacted. Cat Financial's results are also dependent upon the demand for Caterpillar machinery and engines; our marketing, operational and administrative support; and competition from other finance companies. With respect to our insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of our investment portfolio, thus requiring a negative adjustment to earnings.

Other Factors
The rates of infrastructure spending, housing starts, commercial construction and mining play a significant role in the company's results. Our products are an integral component of these activities, and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted.

Historical data show that major flu epidemics often caused sharp drops in economic output. Should the avian flu virus gain the ability to transfer from person to person, a severe epidemic could occur. The resulting disruptions to economic activity could reduce our sales.

Projected cost savings or synergies from alliances with new partners could also be negatively impacted by a variety of factors. These factors could include, among other things, higher than expected wages, energy and/or material costs and/or higher than expected financing costs due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any of the jurisdictions in which the alliances conduct their operations.

Results may be impacted positively or negatively by changes in the sales mix. Our outlook assumes a certain geographic mix of sales as well as a product mix of sales. If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

The company operates in a highly competitive environment, and our outlook depends on a forecast of the company's share of industry sales. An unexpected reduction in that share could result from pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, a failure to price the product competitively or an unexpected buildup in competitors' new machine or dealer owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

The environment remains competitive from a pricing standpoint. Our 2006 sales outlook assumes that the company continues to recognize worldwide machine price actions communicated to dealers during the year. Our 2007 sales outlook assumes that the price increases announced for January 2007 hold in the marketplace. While we expect that the environment will continue to absorb these price actions, changes in the marketplace acceptance would negatively impact our results. Moreover, additional price discounting to maintain our competitive position could result in lower than anticipated realization.

Our sales and results are generally sensitive to changes in economic growth, particularly those originating in construction, mining and energy. Developments reducing such activities also tend to lower our sales. In addition to the factors mentioned above, our sales and results could be negatively impacted by any of the following:

▪	Any sudden drop in consumer or business confidence;
▪	Delays in legislation needed to fund public construction;
▪	Regulatory or legislative changes that slow activity in key industries; and/or
▪	Unexpected collapses in stock markets.

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

Changes in internal control over financial reporting

Except for the changes noted below, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third quarter 2006, Caterpillar continued to implement new requisition-to-pay business processes and enabling technologies for purchases of non-inventoried goods and services. Additionally, Caterpillar completed the installation of a global treasury system, which will support Funding, Risk Management and Cash Operations processes.

Also, as disclosed in the second quarter 2006, Caterpillar acquired 100 percent of the equity in Progress Rail Services, Inc. on June 19, 2006. As part of the post-closing integration, the company is engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company and believes this process will be completed in 2007. Management intends to exclude the internal controls of Progress Rail Services from its annual assessment of the effectiveness of the company's internal control over financial reporting (Section 404) for 2006. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management's report on internal control over financial reporting in the year of acquisition.

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

On August 24, 2006, Caterpillar announced the settlement of all current and pending litigation between Navistar International Corporation (Navistar), the parent company of International Truck and Engine Corporation, and Caterpillar. As part of the litigation settlement, Caterpillar received an up-front cash payment and a three-year promissory note from Navistar. Based on Caterpillar’s receivable balances related to the Navistar litigation at the time of settlement, the settlement resulted in a pre-tax charge to Caterpillar of approximately $70 million in the third quarter.

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

In November 2004, the U.S. Environmental Protection Agency (EPA) alleged that Caterpillar had constructed a facility in Emporia, Kansas that failed to comply with Section 112(g)(2)(B) of the Federal Clean Air Act. Caterpillar sold the Emporia, Kansas facility in December 2002. This matter has now been settled and terminated by Consent Decree, entered on June 12, 2006, in the United States District Court for the District of Kansas, and Caterpillar’s payment of a civil penalty of $300,000 on June 14, 2006. Accordingly, in the opinion of our management, this matter is closed and did not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

On June 26, 2006, the UK Environment Agency filed a claim against Caterpillar Logistics Services (UK) Ltd. (CLS) before the Leicester & Rutland Magistrates Court in Leicestershire, UK. The complaint alleged that CLS failed to follow UK regulations in connection with the handling and disposal of special waste (primarily batteries) from January through September 2005. On August 17, 2006, CLS was fined £7,763 (approximately $15,000), thereby concluding the matter.

The Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns during the second quarter of 2005. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are continuing to work toward resolution through applicable IRS procedures. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Interest Rates
The U. S. Federal Reserve Board (Fed) stopped raising interest rates at its August 8 meeting and has not changed rates since then. Economic growth has slowed and our outlook specifically assumes the Fed will cut interest rates in 2007. While growth has slowed, inflation remains higher than the Fed would like. So future Fed actions will depend upon future inflation/growth developments and further rate increases are possible. Should the Fed hold interest rates steady well into next year, or raise rates further, housing construction would likely deteriorate more than projected and prospects for business investment and manufacturing could deteriorate sufficiently to impact sales opportunities. In the Eurozone, any additional interest rate increases there could halt an economic recovery that just started in the last half of 2005, jeopardizing an improvement in sales.

Production Capacity
The ongoing recovery in the world economy, as well as in Caterpillar sales, has extensively used available productive capacity in many industries and stressed the world's transportation system. Our forecast for 2006 assumes continued world economic growth, with a further increase in our sales and revenues. Our preliminary outlook for 2007 sales and revenues is for 0 to 5 percent growth. As a result, capacity in a number of industries could become even tighter and more vulnerable to disruptions, such as labor disagreements, weather or lack of raw materials. Such disruptions could result in material cost spikes, disruptions in production, or increased inefficiencies, all of which would impair our ability to efficiently meet customer demand.

Metal and Energy Prices
The increase in metals and energy prices since 2002 has significantly boosted demand for machines and engines. Factors causing higher prices, tight supplies and growing demand, are expected to remain in place throughout 2007. However, metals and energy prices are volatile and a sudden drop in demand, perhaps resulting from weaker economic growth, could cause a collapse in prices. Such an event would weaken economic growth in many developing countries and reduce investments in new production capacity for metals and energy.

2007 Engines Emission Requirements
Due to the significant amount of change in the 2007 North America On-Highway Truck industry, with all chassis designs and engine suppliers transitioning to 2007 emissions certified engines, it is difficult to forecast the magnitude and timing of volume changes in the industry. As a result, there may be uncertainties in the forecasted industry sales for 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1-31, 2006	2,107,300	$71.16	2,107,300	13,965,483	[1]
August 1-31, 2006	2,174,000	67.40	2,174,000	12,468,644	[1]
September 1-30, 2006	2,282,000	65.72	2,282,000	10,534,474	[1]

Total	6,563,300	$68.02	6,563,300

1 On October 8, 2003, the Board of Directors approved an extension of the share repurchase program (through October 2008) with the goal of reducing the company's outstanding shares to 640,000,000. Amount represents the shares outstanding at the end of the period less 640,000,000.

Other Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

July 1-31, 2006	8,559	$74.96	NA	NA
August 1-31, 2006	-	-	NA	NA
September 1-30, 2006	-	-	NA	NA

Total	8,559	$74.96

1 Represents shares delivered back to issuer for the payment of taxes resulting from the release of restricted stock.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees. As of September 30, 2006, those plans had approximately 11,600 participants in the aggregate. During the third quarter of 2006, approximately 111,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some non-U.S. plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar Inc. common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

CATERPILLAR INC.
November 2, 2006	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer

(James W. Owens)

November 2, 2006	/s/ David B. Burritt	Vice President and Chief Financial Officer

(David B. Burritt)

November 2, 2006	/s/ Bradley M. Halverson	Controller and Chief Accounting Officer

(Bradley M. Halverson)

November 2, 2006	/s/ James B. Buda	Secretary

(James B. Buda)