Form 10-K
period 2006-12-31
CATERPILLAR INC
filed 2007-02-23
CIK 18230

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 1-768
CATERPILLAR INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant's telephone number, including area code: (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Common Stock ($1.00 par value)	Chicago Stock Exchange New York Stock Exchange NYSE Arca*
Preferred Stock Purchase Rights	Chicago Stock Exchange New York Stock Exchange NYSE Arca*
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange
5.3% Debentures due September 15, 2035	New York Stock Exchange

* Caterpillar voluntarily delisted from NYSE Arca (formerly Pacific Exchange) in January 2007
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ✓ ] No [    ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [    ] No [ ✓ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ✓ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer [ ✓ ] Accelerated filer [     ] Non-accelerated filer [     ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [ ✓ ]

As of June 30, 2006, there were 655,748,473 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $48,350,000,000.

As of December 31, 2006, there were 645,808,176 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference
Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III
2007 Annual Meeting Proxy Statement (Proxy Statement) expected to be filed with the Securities and Exchange Commission (SEC) on April 17, 2007 but not later than June 30, 2007 (within 120 days after the end of the calendar year).

Parts I, II, IV	General and Financial Information for 2006 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K.

PART I

Item 1. Business.

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

1.
Machinery— A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, telehandlers, skid steer loaders and related parts. Also includes logistics services for other companies, and the design, manufacture, remanufacture, maintenance and services of rail-related products.

2.
Engines— A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts. Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machine and engine components and remanufacturing services for other companies. Reciprocating engines meet power needs ranging from 5 to 21,500 horsepower (4 to over 16 000 kilowatts). Turbines range from 1,600 to 20,500 horsepower (1 200 to 15 000 kilowatts).

3.
Financial Products— A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance), Caterpillar Power Ventures Corporation (Cat Power Ventures) and their respective subsidiaries. Cat Financial provides a wide range of financing alternatives to customers and dealers for Caterpillar machinery and engines, Solar gas turbines as well as other equipment and marine vessels. Cat Financial also extends loans to customers and dealers. Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment. Cat Power Ventures is an investor in independent power projects using Caterpillar power generation equipment and services.

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into nine reportable segments for financial reporting purposes. Information about our reportable segments, including geographic information, appears in Note 24 - “Segment information” of Exhibit 13.

Other information about our operations in 2006 and outlook for 2007, including risks associated with foreign operations is incorporated by reference from - "Management's Discussion and Analysis" of Exhibit 13.

Company Strengths
Caterpillar is the leader in construction and mining equipment, and diesel and natural gas engines and industrial gas turbines in our size range. The company is also a leading services provider through Cat Financial, Caterpillar Logistics Services Inc. and Caterpillar Remanufacturing Services Inc. Annual sales and revenues are $41.517 billion, making Caterpillar the largest manufacturer in our industry. Caterpillar is also a leading U.S. exporter. Through a global network of independent dealers, Caterpillar builds long-term relationships with customers around the world. For over 80 years, the Caterpillar name has been associated with the highest level of quality products and services. More information is available at www.CAT.com.

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

Machinery

The competitive environment for Caterpillar’s machinery business consists of some global competitors and many regional and specialized local competitors. Examples of global competitors include but are not limited to Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group AB), CNH Global N.V., Hitachi Construction Machinery Co., Terex Corporation, JCB and Ingersoll-Rand Company Limited. Each have varying numbers of product lines that compete with Caterpillar product lines, and each have varying degrees of regional focus. John Deere Construction and Forestry Division (part of Deere & Co.), for example, has numerous product lines that compete with Caterpillar primarily in North America and Latin America. Others, like Ingersoll-Rand, offer a limited range of products that compete against Caterpillar, but do compete globally.

During 2006, global industry demand continued to be strong and most competitors experienced increased sales and operating profit. Also in 2006, off-highway emissions regulations in Europe, North America and Japan required Caterpillar and its competitors to introduce products with emissions-compliant engines in a certain horsepower range. In some cases, competitors also timed product upgrades to coincide with these emissions requirements. The overall competitive environment in the machinery business continues to be intense, and the overall financial health of the industry continues to improve.

Caterpillar's logistics business provides integrated supply chain services for Caterpillar and over 60 other companies worldwide. It competes with global, regional and local competitors, including companies such as DHL and UPS. The unit has grown rapidly since its inception in 1987, and the contract logistics industry is expected to continue to grow at rates above that of the global economy as a whole.

Progress Rail (a newly acquired business) has achieved a leading market position in North America as a provider of a broad range of products and services for both railroad rolling stock and the railroad track infrastructure and a supplier of reconditioned and remanufactured railroad freight car and locomotive components. Progress Rail leverages its extensive network of plant and service facilities to provide customers high quality products and services with lower shipping costs and faster turnaround times. These elements, along with Progress Rail’s ability to source a substantial volume of reconditionable parts to its railcar and locomotive remanufacturing operations, provide Progress Rail with a sustainable cost advantage and competitive prices for its customers.

Engines

Caterpillar operates in a very competitive engine/turbine manufacturing and packaging environment. The company manufactures diesel, heavy fuel and natural gas reciprocating engines for the on- and off-highway markets, and provides industrial turbines and turbine related services for oil and gas and power generation applications. Caterpillar designs, manufactures, assembles and distributes electrical generator sets and compression packages that can be customized with a wide range of ancillary equipment and performance options to create fully integrated electric power and compression systems.

The competitive environment for off-highway engines/turbines and generator sets consists of a few global competitors who compete in a variety of Caterpillar’s markets, and a larger set of companies who compete in a limited size range and/or application. Principal global competitors include, but are not limited to, Cummins Inc., MTU Friedrichshafen and MTU Detroit Diesel (both part of Tognum GmbH) and Wartsila Corp. Other competitors, such as John Deere Power Systems (part of Deere & Co.), Siemens Power Generation (part of Siemens AG), General Electric Company and Volvo Penta (part of Volvo Group AB) compete in a portion of Caterpillar’s markets. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co. and others, are packagers who source engines and/or other components from domestic and international suppliers, and market products regionally and internationally through a variety of distribution channels.

In the North American on-highway heavy-duty and mid-range diesel engine markets, competitors include, but are not limited to, Cummins Inc., Detroit Diesel Corp. and Mercedes-Benz (both part of DaimlerChrysler AG), Navistar International Corp. and Volvo Group AB. On-highway diesel engine competitors in overseas markets include, but are not limited to, Mercedes-Benz and Mitsubishi Fuso Truck & Bus Corp. (both part of Daimler Chrysler AG), Iveco Motors (part of Fiat S.p.A), MAN AG, Scania AB and Volvo Group AB. Some of these competitors are truck and/or bus manufacturers with proprietary diesel engines who also offer engines from independent manufacturers such as Caterpillar. During 2006, on-highway engine competitors worked to meet strong global demand for their products while, in North America, preparing to meet tightening January 1, 2007, United States Environmental Protection Agency (EPA) emissions requirements.

During 2006, Caterpillar continued in its leadership position in the North American on-highway truck market. Since the introduction of its five engine models with ACERT® Technology beginning in 2003, the company has shipped over 450,000 ACERT engines into the North American on-highway truck market and continued to maintain its leadership position in this market. Customer acceptance of Caterpillar ACERT engine performance, quality and reliability is strong, as evidenced by an unprecedented sixth J.D. Power and Associates Award.

Caterpillar received EPA certification for the C7, C13 and C15 ACERT engines in November 2006. The C9 ACERT engine EPA application was recently submitted, and certification is expected in early 2007.

Caterpillar also continued to focus investment and resources on leveraging ACERT Technology into off-road markets, as well as into more of its engine platforms. The building blocks for ACERT Technology are very flexible and scaleable and are being applied as needed based on engine platform and application. From October 2004 through year-end 2006, the company has shipped over 30,000 Caterpillar machines powered by engines with ACERT Technology. A line of ACERT industrial, electric power and marine engines has been released to further leverage the technology throughout Caterpillar’s businesses and engine platforms. Caterpillar was the first company to offer a full line of Tier 3/Stage IIIA emissions compliant off-highway engines.

Our 2007 on-highway ACERT engines have been validated in the field to meet the new emissions regulations while maintaining the fuel economy and durability characteristics of our current on-highway engines. The 2007 production engines began shipping in January with volumes to increase throughout the year. The ACERT Technologies in this product were expanded to include the aftertreatment system. Caterpillar Environmental Technologies Mexico, S. de R.L. de C.V. was formed to design and manufacture the diesel particulate filter (DPF).

We believe ACERT provides Caterpillar a valuable foundation now and in the future to meet emissions and performance requirements, and we plan to continue investing in developing and leveraging ACERT Technology systems and components.

Caterpillar’s remanufacturing business provides services for a variety of products and services to Caterpillar and other external clients. The remanufacturing business competes on a regional basis with similarly sized or smaller companies. The company launched the remanufacturing business in the 1970s with engines/turbines and is now one of the world’s largest remanufacturers, processing more than two million units annually and recycling more than 100 million pounds of remanufactured products each year. The business continues to grow at rates well above that of the global economy as a whole.

Financial Products

Cat Financial, incorporated in Delaware, is a wholly owned finance subsidiary of Caterpillar. Cat Financial's primary business is to provide retail financing alternatives for Caterpillar products to customers and Caterpillar dealers around the world. Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines. In addition, Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term dealer receivables from Caterpillar. The various financing plans offered by Cat Financial are designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial. A significant portion of Cat Financial's activities is conducted in North America. However, Cat Financial has additional offices and subsidiaries in Asia, Australia, Europe and Latin America.

For 25 years, Cat Financial has been providing financing in the various markets in which it participates, contributing to its knowledge of asset values, industry trends, product structuring and customer needs.

In certain instances, Cat Financial's operations are subject to supervision and regulation by state, federal and various foreign governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions which, among other things, (i) regulate credit granting activities, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices, (vi) prohibit discrimination in the extension of credit and administration of loans, and (vii) regulate the use and reporting of information related to a borrower's credit experience.

Cat Financial's retail financing leases and installment sale contracts (totaling 60 percent*) include:
•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease. For tax purposes, Cat Financial is considered the owner of the equipment (17 percent*).

•
Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the lease, and the agreement either requires or allows the customer to purchase the equipment for a fixed price at the end of the term (17 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structured payments over time (25 percent*).

•	Governmental lease-purchase plans in the United States that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Retail notes receivables include:
•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing (19 percent*).

Wholesale notes receivables, finance leases and installment sale contracts (totaling 21 percent*) include:
•	Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets and rental facilities (5 percent*).

•	Short-term dealer receivables that Cat Financial purchases from Caterpillar and subsidiaries at a discount (16 percent*).

*Indicates the percentage of Cat Financial's total portfolio at December 31, 2006. For more information on the above and Cat Financial's concentration of credit risk, please refer to Note 8 - “Finance Receivables” of Exhibit 13.

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

Cat Financial has a "match funding" policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivable portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis. In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables, and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower its cost of borrowed funds. For more information regarding match funding, please see Note 3 - “Derivative financial instruments and risk management” of Exhibit 13.

In managing foreign currency risk for Cat Financial's operations, the objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions. This policy allows the use of foreign currency forward and option contracts to address the risk of currency mismatch between the receivable and debt portfolios. None of these foreign currency forward and option contracts are designated as a hedge.

Cat Financial provides financing only when acceptable criteria are met. Credit decisions are based on, among other things, the customer's credit history, financial strength and equipment application. Cat Financial typically maintains a security interest in retail-financed equipment and requires physical damage insurance coverage on financed equipment. Cat Financial finances a significant portion of Caterpillar dealers' sales and inventory of Caterpillar equipment, especially in North America. Cat Financial's competitive position is improved by marketing programs, subsidized by Caterpillar and/or Caterpillar dealers, which allow it to offer below-market interest rates. Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing. Transaction processing time and supporting technologies continue to drive Cat Financial in its efforts to respond quickly to customers and improve internal processing efficiencies. We believe Cat Financial's web-based Cat FinancExpressSM transaction processing and information tool currently available in the United States, France, Canada and Australia provides Cat Financial a competitive advantage in those areas. Cat FinancExpress collects information on-line to provide finance quotes and credit decisions and then prints the related documents, all in a very short time frame.

Caterpillar Insurance Company, a wholly owned subsidiary of Cat Insurance is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance. The insurance company is licensed to conduct property and casualty insurance business in 49 states and the District of Columbia, and as such, is regulated in those jurisdictions as well. The State of Missouri acts as the lead regulatory authority and monitors the company's financial status to ensure that the company is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.

Caterpillar Life Insurance Company, a wholly owned subsidiary of Caterpillar, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance. The insurance company is licensed to conduct life and accident and health insurance business in 24 states and the District of Columbia, and as such, is regulated in those jurisdictions as well. As the State of Missouri acts as the lead regulatory authority, it monitors the financial status to ensure that the company is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners. The company also provides stop loss insurance protection to a Missouri VEBA trust used to fund medical claims of salaried retirees of Caterpillar under the voluntary benefit plan.

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

Caterpillar Product Services Corporation, a wholly owned subsidiary of Cat Insurance, is a warranty company domiciled in Missouri. It conducts a machine extended service contract program in Italy, France and Germany and also provides machine extended warranty reimbursement protection to dealers in those countries.

Caterpillar Insurance Services Corporation, a wholly owned subsidiary of Cat Holdings, is a Tennessee insurance brokerage company licensed in all 50 states and the District of Columbia. It provides brokerage services for all property and casualty and life and health lines of business.

Cat Holdings provides protection for claims under the following programs:

•	Contractual Liability Insurance to Caterpillar dealers and Original Equipment Manufacturers (OEMs) for extended service contracts (parts and labor) offered by third party dealers and OEMs.
•	Reinsurance for the worldwide cargo risks of Caterpillar products.
•	Contractors' Equipment physical damage insurance for equipment manufactured by Caterpillar which is leased, rented or sold by third party dealers.
•	Insurance for Caterpillar general liability, employer's liability, auto liability and property insurance.
•	Brokerage services for property and casualty and life and health business.

Cat Power Ventures, a wholly owned subsidiary of Caterpillar, primarily invested equity and took ownership interests in power generation projects throughout the world that utilize Caterpillar power generation equipment. In some cases, these projects also utilize construction and operations and maintenance services that are provided by other Caterpillar subsidiaries. Cat Power Ventures has investments in power projects in Poland, the Dominican Republic and Tunisia and has created direct and indirect subsidiaries and affiliates to hold these investments. In December 2005, the company decided that it would no longer invest equity in power generation projects. As a result, Cat Power Ventures will not make any new equity investments in power generation projects and will sell its project investment portfolio. We expect these sales to be completed and for Cat Power Ventures to have ceased operations by the end of 2007.

Business Developments in 2006
In 2006, the company continued to focus on execution of our Vision 2020 strategy that was introduced in 2005. Through Vision 2020, we established key enterprise goals for 2010 grouped under the “3Ps” of people, performance and profitable growth. Our people goals include a highly engaged workforce and world-class safety. The performance goals are related to improved quality and market leadership in every major product group we serve. The profitable growth goals include a 2010 sales and revenues target.

Performance and Strategy
2006 marked the fourth straight year of double-digit profit growth and the third consecutive year of record sales and profit for Caterpillar, including 2006 sales and revenues of $41.517 billion and profit of $3.537 billion, or $5.17 per share.

In November 2006, the company’s Chairman and CEO, Jim Owens, updated analysts and investors on execution of the company’s strategy. Highlights of the update included: line of sight to $50+ billion of sales and revenues by 2010; profit per share growth in a range of 15 to 20 percent through 2010; strong cash flow through the end of the decade to fund continued growth and reward stockholders with continued dividend growth; strong internal focus on safety, quality and velocity with implementation of the Caterpillar Production System; continued focus on products, technology, and product support to deliver the best value to customers; and continued growth in the company’s less cyclical service-related businesses.

In October 2006, the company announced plans to realign core manufacturing operations and to focus product design expertise on key industry segments. To achieve these goals, the company created three new divisions: the U.S. Operations Division; the Heavy Construction and Mining Division and the Infrastructure Development Division. The new divisions resulted from restructuring what was known as Wheel Loaders & Excavators Division, Track-Type Tractors Division, and Mining & Construction Equipment Division. The new alignment will maximize the company's manufacturing synergies and support the company's vision for unmatched quality, velocity and safety.

Sustainability
In 2006, the company released its first-ever Sustainability Report to highlight the company's efforts in sustainable development and its commitment to make sustainable development a "strategic area of improvement" in its new enterprise strategy. The company was selected as a member of the Dow Jones Sustainability World Index (DJSI World) for the sixth consecutive year. DJSI uses a best-in-class approach designed to identify best practices across the economic, social and environmental dimensions of corporate sustainability.

In November 2006, the company received certification from the U.S. Environmental Protection Agency (EPA) for the company’s C7, C13 and C15 engines equipped with ACERT Technology for 2007. This technology positions the company to meet future EPA emissions regulations and provides a long-term emissions solution for the global on-highway engine market. ACERT Technology relies on four basic systems — emissions air management, precision combustion, advanced electronics and effective aftertreatment. These four systems work to decrease particulate matter, oxides of nitrogen and hydrocarbon emissions, while preserving the engine’s reliability and durability, which keep owning and operating costs low.

Customer acceptance of Cat engines is reflected in the company’s unprecedented sixth J.D. Power and Associates Award, which the company received in 2006 for “Highest Customer Satisfaction With Vocational Heavy Duty Diesel Engines.”  No other engine manufacturer has ever won this customer feedback award, which measures customer satisfaction through J.D. Power’s annual survey of vehicle owners who operate in typically rugged vocations and use vehicles such as dump trucks or garbage trucks.

Growth in China
In 2006, the company made progress toward its commitment to continue expansion of our business in China in support of our overall enterprise strategy and Vision 2020. Caterpillar held “CONEXPO Asia 2006,” an international trade show for the construction industry, at the China National Agricultural Exhibition Center in Beijing. Also, the company relocated its Asia Pacific Operations headquarters from Tokyo, Japan, to Beijing, China. These activities support operational and sales success in China, which is a critical success factor for the company's long-term growth and profitability.

The company further expanded its business in China by signing an investment agreement with the Suzhou Industrial Park Administrative Committee to begin construction of a new wheel loader manufacturing facility in the Suzhou Industrial Park in China’s Jiangsu province. The company also signed a letter of intent with China's National Development and Reform Commission (NDRC) through which Caterpillar and NDRC will promote the development of China's remanufacturing industry. As part of the letter of intent, the company will provide expertise to assist NDRC and Chinese research institutions in supporting the development of the remanufacturing industry in China. The company and NDRC also agreed to form a Joint Working Group on Remanufacturing Programs to discuss matters related to the remanufacturing cooperation program in detail and to coordinate and promote further cooperation by both parties in sustainable manufacturing and other areas.

Caterpillar (China) Machinery Components Co., Ltd. in Wuxi began shipping hose and coupling assemblies in 2006, with valve production for SEM-built wheel loaders and Xuzhou-built motor graders scheduled to begin in late 2007.

Cat Logistics opened a new China Distribution Center in the Lingang Industrial Area in Shanghai. The distribution center provides parts for the company’s dealers in China and expanded parts distribution to dealers in Korea and Mongolia.

Solar Turbines and China National Offshore Oil Corporation (CNOOC) signed a long-term strategic agreement between the two companies. Under terms of the strategic agreement, Solar Turbines will be a CNOOC preferred aftermarket supplier for goods and services for Solar Gas Turbines equipment.

Acquisitions/Alliances
In 2006, the company continued its efforts to profitably grow its business. These efforts include the following:

•
The company announced plans to significantly increase the number of Cat-branded machines available to the Caterpillar dealer network for marketing to the forestry industry. Pursuant to the agreement with alliance partner Blount International, Inc. (Blount), the company is replacing the current TimberkingTM brand name with the Caterpillar® and Cat® brands. The Timberking line includes products manufactured by both the company and Blount and sold exclusively through the company’s dealers.

•
The company acquired Progress Rail for $1.0 billion in cash, stock and assumption of debt. Progress Rail is based in Albertville, Alabama, and is a leading provider of remanufactured locomotive and railcar products and services to the North American railroad industry. The rail aftermarket services business is a strong fit with the company’s strategic direction and leverages the company’s remanufacturing capability. The acquisition provided excellent diversified growth to the company, enhancing its ability to deliver attractive profitability throughout the business cycles. Progress Rail offers a full range of reconditioned and remanufactured railcar components, rail and track products, railcar and locomotive repair, rail welding, maintenance of way equipment and railcar dismantling.

•
As part of the company’s plan to improve operational excellence in Asia, the company completed the acquisition of a former joint venture engine operation in India. The joint venture was originally formed in 1988 as Hindustan PowerPlus Limited. It is now a wholly owned subsidiary of the company and has been renamed Caterpillar Power India Private Limited. The acquisition aligns operations in India more closely with the other power systems groups that are part of the global Caterpillar family.

Acquisitions
Information related to acquisitions appears in Note 25 - “Alliances and Acquisitions” of Exhibit 13.

Order Backlog
The dollar amount of backlog believed to be firm was approximately $14.5 billion at December 31, 2006, and $12.2 billion at December 31, 2005. Of the total backlog, approximately $1.9 billion at December 31, 2006, and $1.7 billion at December 31, 2005, was not expected to be filled in the following year. Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

Dealers
Our machines are distributed principally through a worldwide organization of independent dealers (dealer network), 54 located in the United States and 128 located outside the United States. Worldwide, these dealers serve 182 countries and operate 3,576 places of business, including 1,639 dealer rental outlets. Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by Perkins Engines Company Limited (Perkins) also are sold through a worldwide network of 132 distributors located in 181 countries. Most of the electric power generation systems manufactured by FG Wilson are sold through a worldwide network of 200 dealers located in 180 countries.

These dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers' principal businesses. Turbines and large marine and large power generation reciprocating engines are sold through sales forces employed by the company. At times, these employees are assisted by independent sales representatives.

The company's relationship with each of its independent dealers is memorialized in a standard sales and service agreement. Pursuant to this agreement, the company grants the dealer the right to purchase and sell its products and to service the products in a specified geographic service territory. Prices to dealers are established by the company after receiving input from dealers on transactional pricing in the marketplace. The company also agrees to defend its intellectual property and to provide warranty and technical support to the dealer. The agreement further grants the dealer a non-exclusive license to use the company's trademarks, service marks and brand names. In some instances a separate trademark agreement exists between the company and a dealer.

In exchange for these rights, the agreement obligates the dealer to develop and promote the sale of the company's products to current and prospective customers in the dealer's service territory. Each dealer specifically agrees to employ adequate sales and support personnel to market, sell and promote the company's products, demonstrate and exhibit the products, perform the company's product improvement programs, inform the company concerning any features that might affect the safe operation of any of the company's products, and maintain detailed books and records of the dealer's financial condition, sales and inventories and make these books and records available at the company's reasonable request.

These sales and service agreements are terminable at will by either party upon 90 days written notice and provide for termination automatically if the dealer files for bankruptcy protection or upon the occurrence of comparable action seeking protection from creditors.

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

Research and Development
We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components. In 2006, 2005 and 2004, we spent $1,347 million, $1,084 million and $928 million, or 3.2 percent, 3.0 percent and 3.1 percent of our sales and revenues, respectively, on our research and development programs.

Employment
As of December 31, 2006, we employed 94,593 persons of whom 45,884 were located outside the United States. From a global, enterprise perspective, we believe our relationship with our employees is very good. We build and maintain a productive, motivated workforce by treating all employees fairly and equitably.

In the United States, most of our 48,709 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement. At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2006, there were 14,315 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions. The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents 12,085 Caterpillar employees under a six-year central labor agreement that will expire March 1, 2011. The International Association of Machinists (IAM) represents 2,036 employees under labor agreements that expire on April 30, 2012, and May 23, 2010.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales
Sales outside the United States were 54 percent of consolidated sales for 2006, 53 percent for 2005 and 54 percent for 2004.

Environmental Matters
We strive to be a global leader in sustainability, and we promote enterprise-wide commitment to sustainable development consistent with our business goals, in line with our Vision 2020 strategy.

The company is regulated by federal, state and international environmental laws governing our use, transport and disposal of substances and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our products, including, but not limited to, required compliance with air emissions standards applicable to internal combustion engines. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings or competitive position.

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the costs are charged against our earnings. In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others. The amount recorded for environmental remediation is not material and is included in Statement 2 - “Consolidated Financial Position at December 31 - Accrued Expenses" of Exhibit 13.

We cannot reasonably estimate costs at sites in the very early stages of remediation. Currently, we have a few sites in the very early stages of remediation, and there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all sites in the aggregate, will be required.

Available Information
The company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary; and any other form or report as required. The public may read and copy any materials the company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.CAT.com/secfilings) as soon as reasonably practicable after filing with the SEC. Copies of our board committee charters, our board's Guidelines on Corporate Governance Issues, Worldwide Code of Conduct, and other corporate governance information are available on our Internet site (www.CAT.com/governance), or upon written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629.

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

Item 1A. Business Risk Factors.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with the - “Management’s Discussion and Analysis” of Exhibit 13. In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. The discussion and analysis in this Form 10-K and in our 2006 Annual Report to Stockholders that are forward-looking and involve uncertainties that could significantly impact results. From time to time, we also provide forward-looking statements in other materials we issue to the public or in the form of oral presentation to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You can identify these statements by the fact they do not relate to historical or current facts and by the use of words such as "believe," "expect," "estimate," "anticipate," "will be," "should," “plan,” “project,” “intend,” and similar words or expressions that identify forward-looking statements made on behalf of Caterpillar.

In particular, these forward-looking statements include statements relating to future actions, prospective products, products’ approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies and financial results. The statements are based on assumptions or on known or unknown risks and uncertainties. Although, we believe we have been prudent in our assumptions, we cannot guarantee the realization of these statements. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and those anticipated, estimated or projected. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

The company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may however consult any further related disclosures we make in our Form 10-Q or any Form 8-K reports to the SEC.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. These are factors that, individually or in the aggregate, we believe could make our actual results differ materially from expected and past results. You should note it is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks and uncertainties.

Changes in Government Monetary and Fiscal Policies
Most countries have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates. Interest rate changes affect overall economic growth, which alter demand for residential and nonresidential structures, energy and mined products, which in turn affect sales of our products that serve these activities. Also, interest rates affect customers’ abilities to finance machine purchases and can change the optimal time to keep machines in a fleet. Our outlooks typically include assumptions about interest rates in a number of countries. Interest rates higher than those assumptions could result in lower sales than anticipated.

Government policies on taxes and spending affect our businesses. Throughout the world, government spending finances much infrastructure development, such as highways, airports, sewer and water systems, and dams. Tax regulations determine depreciation lives and the amount of money users can retain, both of which influence investment decisions. Developments more unfavorable than anticipated, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

Government can also impact international trade and investment through a variety of policies, such as import quotas, inspections, capital controls or tariffs. Developments worse than anticipated in the outlook, which could include lower import quotas, more detailed inspections or higher tariffs, could negatively impact our results.

Environmental Regulations
Our facilities and operations are subject to increasingly stringent environmental laws and regulations, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of general, non-hazardous and hazardous waste materials. While we believe we are in compliance in all material respects with these environmental laws and regulations, we cannot ensure that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations, under present laws and regulations or those that may be adopted or imposed in the future. Compliance with all aforementioned existing laws has not had a material impact on our capital expenditures, earnings or competitive position.

Particularly our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies in the U.S. and other various regulatory agencies around the world. Although current compliance with all existing emissions and noise requirements has not had a material effect on our capital expenditures, earnings or competitive position, governments may set new standards that could impact our operations in ways that are difficult to anticipate with accuracy. Thus, significant changes in standards, or the adoption of new standards, have the potential to impact our results negatively.

Changes in Economic Conditions of Industries We Serve
The energy and mining industries are major users of our machines and engines. Decisions to purchase our machines and engines are dependent upon performance of these industries. If demand of output in these industries increases, the demand for our products would likely increase and vice versa. Prices of commodities in these industries are frequently volatile and change in response to economic growth, commodity inventories and any disruptions in production. We assume certain prices for key commodities in preparing our outlooks. Commodity prices lower than those assumed have the potential to negatively impact our sales.

The rates of infrastructure spending, housing starts, and commercial construction, play a significant role in our results. Our products are an integral component of these activities, and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted.

Changes in Price and Significant Shortages of Component Products
We are a significant user of steel and many commodities required for the manufacture of our products. So, increases in the prices of such commodities likely would boost costs higher than expected, negatively impacting profits.

We rely on suppliers to secure component products, particularly steel, required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased in availability of such components or commodities could have an adverse affect on our ability to meet our commitments to customers or increase our operating costs. We believe our source of supply of raw materials will be generally sufficient for our need in the foreseeable future. However, our results of operations or financial condition could be negatively impacted should the supply turn out to be insufficient for our operations.

Currency Fluctuations
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues, are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar vis-à-vis other currencies or vice versa will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar or other currencies is substantial.

Dealer/Original Equipment Manufacturers Sourcing Practices
We sell finished products through an independent dealer network or directly to OEMs. Both carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs. Such adjustments can impact our results either positively or negatively.

In particular, some of our engine customers are truck manufacturers or OEMs that manufacture or could in the future manufacture engines for their own products. Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products and in order to reduce costs, eliminate production risks and maintain company focus. However, we cannot assure that these customers will continue to outsource engine manufacture in the future. Increased levels of production insourcing by these customers could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet specifications and the emergence of low-cost production opportunities in foreign countries. A significant reduction in the level of engine production outsourcing from our truck manufacturers or OEM customers could significantly impact our revenues and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

Disease Epidemics
Historical data shows that major flu epidemics often caused sharp drops in economic output. Such epidemics are difficult to forecast, either in their occurrence or in their impact. So, such an event would have the potential to impact our results more unfavorably than we would assume in our outlooks.

Impact of Acquisitions
We may from time to time engage in acquisitions involving some potential risks, including failure to successfully integrate and realize the expected benefits of such acquisitions. For example, with any past or future acquisitions, there is the possibility that:

•	the business culture of the acquired business may not match well with our culture;
•	technological and product synergies, economies of scale and cost reductions may not occur as expected;
•	the company may acquire or assume unexpected liabilities;
•	unforeseen difficulties may arise in integrating operations and systems;
•	the company may fail to retain and assimilate employees of the acquired business;
•
higher than expected finance costs due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

•	the company may experience problems in retaining customers and integrating customer bases.

Failure to continue implementing the company’s acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

Competition
We operate in a highly competitive environment, and our outlook depends on a forecast of the company's share of industry sales predicated on our ability to compete with others in the marketplace. The company competes on the basis of product performance, customer service, quality and price. There can be no assurance that our product will be able to compete successfully with these other companies. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively or an unexpected buildup in competitors' new machine or dealer-owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

The environment remains competitive from a pricing standpoint. Our 2007 sales outlook assumes that the price increases announced for January 2007 hold in the marketplace. While we expect that the environment will continue to absorb these price actions, changes in marketplace acceptance would negatively impact our results. Moreover, additional price discounting to maintain our competitive position could result in lower than anticipated realization.

In addition, our results and ability to compete may be impacted positively or negatively by changes in the sales mix. Our outlook assumes a certain geographic mix of sales as well as a product mix of sales. If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

Litigation and Contingency
We face an inherent business risk of exposure to various types of claims and lawsuits. We are involved in various intellectual property, product liability, product warranty, environmental claims and lawsuits, including other legal proceedings that arise in the ordinary course of our business. Although, it is not possible to predict with certainty the outcome of every claim and lawsuit and the range of probable loss, we believe these lawsuits and claims will not individually or in the aggregate have a material impact on our results. However, we could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

As required by U.S. generally accepted accounting principles, we establish reserves based on our assessment of such contingencies. Subsequent developments in legal proceedings, may affect our assessment and estimates of the loss contingency recorded as a reserve requiring us to make additional materials payments, which could result in an adverse effect on our results of operations.

Risks to Global Operations
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including countries with political and economic instability, exposing our business operations to certain political and economic risks inherent in operating in some countries. These risks include:

•	changes in regulations; imposition of currency restrictions and other restraints;
•	imposition of burdensome tariffs and quotas;
•	national and international conflict, including terrorist acts; and
•	economic downturns, political instability and war or civil unrest may severely disrupt economic activity in affected countries.

As a normal practice, we do not assume such events in our outlooks unless already happening when the outlook is issued. So the occurrence of one of these events has the potential to negatively impact our results.

Risks to Financial Services Segment
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

Market Acceptance of Products
Our business relies on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to our dealers, OEMs and customers. This is dependent on a number of factors including our ability to manage and maintain key dealer relationships and our ability to develop effective sales, advertising and marketing programs. In addition, our continued success is dependent on leading-edge innovation, with respect to both products and operations. This means we must be able to obtain patents that lead to the development of products that appeal to our consumers across the world. Failure to continue to deliver quality and competitive products to the marketplace, or to predict market demands for, or gain market acceptance of, our products, could have material impact on our business.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Executive Officers of the Registrant as of December 31, 2006.

	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held

James W. Owens (60)	Chairman and Chief Executive Officer (2004)	• Group President (1995-2003) • Vice Chairman (2003-2004)
Stuart L. Levenick (53)	Group President (2004)	• Chairman, Shin Caterpillar Mitsubishi Ltd. (2000-2004) • Vice President (2000-2004)
Douglas R. Oberhelman (53)	Group President (2001)
Gerald L. Shaheen (62)	Group President (1998)
Gérard R. Vittecoq (58)	Group President (2004)	• Vice President (2000-2004)
Steven H. Wunning (55)	Group President (2004)	• Vice President (1998-2004)
James B. Buda (59)	Vice President, General Counsel and Secretary (2001)
David B. Burritt (51)	Vice President and Chief Financial Officer (2004)	• Corporate 6 Sigma Champion (2001-2002) • Controller (2002 - 2004)
Bradley M. Halverson (46)	Controller (2004)	• Business Resource Manager, Large Power Systems Division (2002) • Corporate Business Development Manager, Corporate Services Division (2002-2004)

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

Properties we own are believed to be generally well maintained and adequate for present use. Through planned capital expenditures, we expect these properties to remain adequate for future needs. Properties we lease are covered by leases expiring over terms of generally one to ten years. We anticipate no difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

Headquarters and Other Key Offices
Our corporate headquarters are in Peoria, Illinois. Additional marketing headquarters are located both inside and outside the United States. The Financial Products Division is headquartered in leased offices located in Nashville, Tennessee.

Distribution
Distribution of our parts is conducted from parts distribution centers inside and outside the United States. Cat Logistics distributes other companies' products, utilizing certain of our distribution facilities as well as other non-Caterpillar facilities located both inside and outside the United States. We also own or lease other storage facilities that support distribution activities.

Changes in Fixed Assets
During the five years ended December 31, 2006, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

	Expenditures		Acquisitions
					Provision for	Disposals and Other	Net Increase(Decrease)
Year	U.S.	Outside U.S.	U.S.	Outside U.S.	Depreciation	Adjustments	During Period

2002	$1,030	$743	$15	$0	$(1,199)	$(151)	$438
2003	$1,000	$765	$0	$0	$(1,332)	$(191)	$242
2004	$1,212	$902	$10	$44	$(1,366)	$(371)	$431
2005	$1,383	$1,032	$0	$0	$(1,444)	$(665)	$306
2006	$1,621	$1,054	$298	$0	$(1,554)	$(556)	$863

At December 31, 2006, the net book value of properties located outside the United States represented about 33.6 percent of the net book value of all properties reflected in our consolidated financial position. Additional information about our investment in property, plant and equipment appears in Note 1 - “Operations and summary of significant accounting policies” and Note 10 - “Property, plant and equipment” of Exhibit 13.

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

Inside the U.S.	Kentucky	Tennessee	• Stafford	• Reynosa
Alabama	• Corbin	• Knoxville	• Rushden	• Santa Catarina
• Montgomery	• Danville	• Dyersburg	• Shrewsbury	• Saltillo
• Albertville[3]	• Decoursey	Texas	• Stockton	• Tijuana
California	• Louisville	• Channelview	• Wimborne	• Nuevo Laredo
• Gardena	Louisiana	• De Soto	• Wolverhampton	• Veracruz
• San Diego	• New Orleans	• Forth Worth	France	• Torreon
• Mohave	Michigan	• Mabank	• Arras	The Netherlands
• Rocklin	• Menominee	• San Antonio	• Grenoble	• Almere
Colorado	Minnesota	• Sherman	• Rantigny	• s'-Hertogenbosch
• Pueblo	• Grand Rapids[1]	• Waco	• Chaumont[1]	Nigeria
Florida	• Minneapolis	• Waskom	Germany	• Port Harcourt[2]
• Jacksonville	• New Ulm	Virginia	• Kiel	Northern Ireland
Georgia	Mississippi	• Roanoke	• Rostock	• Larne
• Alpharetta	• Corinth	Wyoming	Hungary	• Monkstown
• Griffin	• Oxford	• Laramie	• Gödöllö	• Springvale
• Jefferson	• Prentiss County	Outside the U.S.	India	Peoples Republic
• LaGrange	Missouri	Australia	• Bangalore[2]	of China
• Patterson	• Boonville	• Burnie	• Pondicherry	• Erliban[1]
• Toccoa	• Kansas City	• Melbourne	• Thiruvallur	• Guangzhou
• Thomasville	• West Plains	• Wivenhoe	Indonesia	• Qingzhou[1]
Illinois	Nebraska	Belgium	• Bandung[2]	• Shunde
• Aurora	• Lincoln	• Gosselies	• Jakarta	• Tianjin[2]
• Champaign[1]	• Sidney	Brazil	Italy	• Wuxi
• Chicago	• South Morrill	• Curitiba	• Anagni	• Xuzhou[2]
• Decatur	North Carolina	• Parana	• Atessa	Poland
• Dixon	• Clayton	• Piracicaba	• Bazzano	• Janow Lubelski
• East Peoria	• Franklin	Canada	• Fano	• Radom[1]
• Joliet	• Morganton	• Edmonton	• Frosinone	• Sosnowiec
• Mapleton	• Sanford	• Montreal	• Jesi	Russia
• Mossville	Ohio	• Surrey	• Marignano	• Tosno
• Peoria	• Dayton[1]	• Winnipeg	• Milan	Scotland
• Pontiac	Pennsylvania	England	• Minerbio	• Aberdeen
• Sterling	• Steelton	• Barwell	Japan	South Africa
• Woodridge[1]	South Carolina	• Desford	• Akashi[1]	• Boksburg
Indiana	• Greenville	• Ferndown	• Sagamihara[1]	Switzerland
• East Chicago	• Jackson	• Peterborough	Malaysia	• Riazzino
• Lafayette	• Lexington	• Peterlee	• Kuala Lumpur[1]	Tunisia
Kansas	• Newberry	• Skinningrove	Mexico	• Sfax
• Lawrence	• Summerville		• Monterrey
• Wamego	• Sumter

[1] Facility of affiliated company (50 percent or less owned)
[2] Facility of partially owned subsidiary (more than 50 percent, less than 100 percent)
[3] Headquarters of Progress Rail. Other significant Progress Rail facilities are included in the above list

Item 3. Legal Proceedings.

We have disclosed certain individual legal proceedings in this filing. Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues or intellectual property rights. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

On September 29, 2004, Kruse Technology Partnership (Kruse) filed a lawsuit against Caterpillar in the United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe upon certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies. Kruse seeks monetary damages, injunctive relief and a finding that the alleged infringement by Caterpillar was willful. Caterpillar denies Kruse's allegations, believes they are without merit and filed a counterclaim seeking a declaration from the court that Caterpillar is not infringing upon Kruse's patents and that the patents are invalid and unenforceable. The counterclaim filed by Caterpillar is pending, and no trial date is currently scheduled. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

In November 2004, the U.S. Environmental Protection Agency (EPA) alleged that Caterpillar had constructed a facility in Emporia, Kansas, that failed to comply with Section 112(g)(2)(B) of the federal Clean Air Act. Caterpillar sold the Emporia, Kansas facility in December 2002. This matter has been settled and terminated by Consent Decree entered on June 12, 2006, in the United States District Court for the District of Kansas, and Caterpillar’s payment of a civil penalty of $300,000 on June 14, 2006. Accordingly, in the opinion of our management, this matter is closed and did not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by Item 5 is incorporated by reference from - “Management’s Discussion and Analysis” and “Supplemental Stockholder Information” of Exhibit 13.

Performance Graph

CATERPILLAR INC.
Total Cumulative Stockholder Return for
Five-Year Period Ending December 31, 2006

The graph below shows the cumulative stockholder return assuming an investment of $100 on December 31, 2001, and reinvestment of dividends issued thereafter.

	2001	2002	2003	2004	2005	2006

Caterpillar Inc.	$100.00	$90.13	$167.78	$201.07	$242.73	$261.80
S&P 500	$100.00	$77.92	$100.25	$111.14	$116.59	$135.00
S&P 500 Machinery	$100.00	$97.54	$147.22	$177.20	$178.92	$211.90

Non-U.S. Employee Stock Purchase Plans
We have 30 employee stock purchase plans administered outside the United States for our foreign employees. As of December 31, 2006, those plans had approximately 12,700 participants in the aggregate. During the fourth quarter of 2006, approximately 90,500 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Issuer Purchases of Equity Securities
Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1-31, 2006	2,433,000	$61.64	2,433,000	8,634,518 [1]
November 1-30, 2006	3,320,000	60.23	3,320,000	5,583,743 [1]
December 1-31, 2006	-	-	-	5,808,176 [1]

Total	5,753,000	$60.82	5,753,000

[1] On October 8, 2003, the board of directors approved an extension of the share repurchase program (through October 2008) with the goal of reducing the company's outstanding shares to 320,000,000. The share repurchase program goal was adjusted for the stock split announced on June 8, 2005, to reflect an adjusted goal of 640,000,000 shares outstanding by October 2008. Amount represents the shares outstanding at the end of the period covered by this report less 640,000,000. In February 2007, the Board of Directors authorized a $7.50 billion stock repurchase program over the next five years, expiring on December 31, 2011.

Other Purchases of Equity Securities
Period	Total number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

October 1-31, 2006	428	$66.88	N/A	N/A
November 1-30, 2006	6,730	60.55	N/A	N/A
December 1-31, 2006	--	--	N/A	N/A

Total	7,158	$60.93

[1] Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Item 6. Selected Financial Data.

Information required by Item 6 is incorporated by reference from the - "Five-year Financial Summary" and "Management’s Discussion and Analysis” of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated by reference from - “Management’s Discussion and Analysis” of Exhibit 13.  This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. (Risk Factors and Cautionary Factors That May Affect Future Results) of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 - “Operations and summary of significant accounting policies,” Note 3 - “Derivative financial instruments and risk management,” Note 19 - “Fair values of financial instruments” and Note 20 - “Concentration of credit risk” of Exhibit 13. Other information required by Item 7A is incorporated by reference from - “Management’s Discussion and Analysis” of Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the - “Report of Independent Registered Public Accounting Firm” and from the - “Financial Statements and Notes to Consolidated Financial Statements” of Exhibit 13. Other information required by Item 8 is included in "Computation of Ratios of Earnings to Fixed Charges" filed as Exhibit 12 to this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2006, the company's internal control over financial reporting was effective based on those criteria.

Management has excluded Progress Rail Services from our assessment of internal control over financial reporting as of December 31, 2006 because we acquired Progress Rail Services on June 19, 2006. Progress Rail Services is a wholly owned subsidiary of Caterpillar Inc. whose total assets and total revenues represent three percent and two percent, respectively, of the related consolidated financial statement amount as of and for the year ended December 31, 2006.

Our management's assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The report appears under - “Report of Independent Registered Public Accounting Firm” of Exhibit 13.

Changes in Internal Control over Financial Reporting
During the last fiscal quarter, there has been no significant change in the company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information.

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Business Experience
Information required by this Item is incorporated by reference from the 2007 Proxy Statement.

Identification of Executive Officers and Business Experience
Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships
There are no family relationships between the officers and directors of the company. All officers serve at the pleasure of the board of directors and are elected annually at a meeting of the board.

Legal Proceedings Involving Officers and Directors
Information required by this Item is incorporated by reference from the 2007 Proxy Statement.

Audit Committee Financial Expert
Information required by this Item is incorporated by reference from the 2007 Proxy Statement.

Identification of Audit Committee
Information required by this Item is incorporated by reference from the 2007 Proxy Statement.

Stockholder Recommendation of Board Nominees
Information required by this Item is incorporated by reference from the 2007 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act
Information required by this Item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the 2007 Proxy Statement.

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

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference from the 2007 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2007 Proxy Statement.

Information required by this item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information (as of December 31, 2006)

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	69,381,778	38.6046	37,354,150
Equity compensation plans not approved by security holders	n/a	n/a	n/a

Total	69,381,778	38.6046	37,354,150

[1] Column (a) excludes any cash payments in-lieu-of stock.

Item 13. Certain Relationships and Related Transactions.

Information required by this Item is incorporated by reference from the 2007 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2007 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are incorporated by reference from the indicated pages of Exhibit 13:
1. Financial Statements:
•	Report of Independent Registered Public Accounting Firm
•	Statement 1 - Results of Operations
•	Statement 2 - Financial Position
•	Statement 3 - Changes in Consolidated Stockholders' Equity
•	Statement 4 - Statement of Cash Flow
•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules:
•	All schedules are omitted because the required information is shown in the financial statements or the notes thereto incorporated by reference from Exhibit 13 or considered to be immaterial.

(b)	Exhibits:
	3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
	3.2	Bylaws, amended and restated as of February 11, 2004 (incorporated by reference from Exhibit 3.3 to the Form 10-Q filed for the quarter ended March 31, 2004).
4.1
Indenture dated as of May 1, 1987, between the Registrant and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.1 to Form S-3 (Registration No. 333-22041) filed February 19, 1997.

4.2
First Supplemental Indenture, dated as of June 1, 1989, between Caterpillar Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.2 to Form S-3 (Registration No. 333-22041) filed February 19, 1997).

4.3
Appointment of Citibank, N.A. as Successor Trustee, dated October 1, 1991, under the Indenture, as supplemented, dated as of May 1, 1987 (incorporated by reference from Exhibit 4.3 to Form S-3 (Registration No. 333-22041) filed February 19, 1997).

4.4
Second Supplemental Indenture, dated as of May 15, 1992, between Caterpillar Inc. and Citibank, N.A., as Successor Trustee (incorporated by reference from Exhibit 4.4 to Form S-3 (Registration No. 333-22041) filed February 19, 1997).

4.5
Third Supplemental Indenture, dated as of December 16, 1996, between Caterpillar Inc. and Citibank, N.A., as Successor Trustee (incorporated by reference from Exhibit 4.5 to Form S-3 (Registration No. 333-22041) filed February 19, 1997).

4.6
Tri-Party Agreement, dated as of November 2, 2006, between Caterpillar Inc., Citibank, N.A. and U.S. Bank National Association appointing U.S. Bank as Successor Trustee under the Indenture dated as of May 1, 1987, as amended and supplemented.

	10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of August 18, 2004 (incorporated by reference from Exhibit 10.1 to Form 10-K for 2004 filed February 24, 2005).
	10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through June 14, 2006.
	10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003 (incorporated by reference from Exhibit 10.3 to Form 10-K for 2004 filed February 24, 2005).
	10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to Form 10-K for 2002).
	10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the 2002 Form 10-K).
	10.6	Directors' Deferred Compensation Plan, as amended and restated through January 1, 2005.
	10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).
	10.8	Deferred Employees' Investment Plan, as amended and restated through February 16, 2005 (incorporated by reference as Exhibit 10.8 to the 2005 Form 10-K).
	11	Computations of Earnings per Share.
	12	Computation of Ratios of Earnings to Fixed Charges.
	13	General and Financial Information for 2006 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
	14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the 2005 Form 10-K).
	21	Subsidiaries and Affiliates of the Registrant.
	23	Consent of Independent Registered Public Accounting Firm.
	31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Annual CEO certification to the New York Stock Exchange for 2006 fiscal year.
	99.2	Annual CEO certification for the NYSE Arca for 2006 fiscal year.

Form 10-K SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
February 23, 2007	By:	/s/James B. Buda

James B. Buda, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

February 23, 2007	/s/James W. Owens	Chairman of the Board, Director and Chief Executive Officer

(James W. Owens)
February 23, 2007	/s/Stuart L. Levenick	Group President

(Stuart L. Levenick)
February 23, 2007	/s/Douglas R. Oberhelman	Group President

(Douglas R. Oberhelman)
February 23, 2007	/s/Gerald L. Shaheen	Group President

(Gerald L. Shaheen)
February 23, 2007	/s/Gerard R. Vittecoq	Group President

(Gerard R. Vittecoq)
February 23, 2007	/s/Steven H. Wunning	Group President

(Steven H. Wunning)
February 23, 2007	/s/David B. Burritt	Vice President and Chief Financial Officer

(David B. Burritt)
February 23, 2007	/s/Bradley M. Halverson	Controller and Chief Accounting Officer

(Bradley M. Halverson)

February 23, 2007	/s/W. Frank Blount	Director

(W. Frank Blount)
February 23, 2007	/s/John R. Brazil	Director

(John R. Brazil)
February 23, 2007	/s/Daniel M. Dickinson	Director

(Daniel M. Dickinson)
February 23, 2007	/s/John T. Dillon	Director

(John T. Dillon)
February 23, 2007	/s/Eugene V. Fife	Director

(Eugene V. Fife)
February 23, 2007	/s/Gail D. Fosler	Director

(Gail D. Fosler)
February 23, 2007	/s/Juan Gallardo	Director

(Juan Gallardo)
February 23, 2007	/s/David R. Goode	Director

(David R. Goode)
February 23, 2007	/s/Peter A Magowan	Director

(Peter A. Magowan)
February 23, 2007	/s/William A. Osborn	Director

(William A. Osborn)
February 23, 2007	/s/Charles D. Powell	Director

(Charles D. Powell)
February 23, 2007	/s/Edward B. Rust, Jr.	Director

(Edward B. Rust, Jr.)
February 23, 2007	/s/Joshua I. Smith	Director

(Joshua I. Smith)