Form 10-Q
period 2007-03-31
CATERPILLAR INC
filed 2007-05-03
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At March 31, 2007, 640,395,899 shares of common stock of the Registrant were outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	March 31,
	2007	2006

Sales and revenues:
Sales of Machinery and Engines	$9,321	$8,743
Revenues of Financial Products	695	649

Total sales and revenues	10,016	9,392

Operating costs:
Cost of goods sold	7,136	6,552
Selling, general and administrative expenses	890	821
Research and development expenses	340	307
Interest expense of Financial Products	271	232
Other operating expenses	239	262

Total operating costs	8,876	8,174

Operating profit	1,140	1,218

Interest expense excluding Financial Products	79	68
Other income (expense)	111	43

Consolidated profit before taxes	1,172	1,193

Provision for income taxes	375	370

Profit of consolidated companies	797	823

Equity in profit (loss) of unconsolidated affiliated companies	19	17

Profit	$816	$840

Profit per common share	$1.27	$1.25

Profit per common share - diluted [1]	$1.23	$1.20

Weighted-average common shares outstanding (millions)
- Basic	643.9	672.0
- Diluted [1]	665.2	699.1

Cash dividends declared per common share	$—	$—

[1] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	March 31, 2007	December 31, 2006

Assets
Current assets:
Cash and short-term investments	$607	$530
Receivables - trade and other	8,016	8,607
Receivables - finance	6,700	6,804
Deferred and refundable income taxes	847	733
Prepaid expenses and other current assets	657	638
Inventories	7,131	6,351

Total current assets	23,958	23,663

Property, plant and equipment - net	8,892	8,851
Long-term receivables - trade and other	705	860
Long-term receivables - finance	11,799	11,531
Investments in unconsolidated affiliated companies	554	562
Noncurrent deferred and refundable income taxes	2,121	1,949
Intangible assets	460	387
Goodwill	1,940	1,904
Other assets	1,819	1,742

Total assets	$52,248	$51,449

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$649	$165
Financial Products	5,592	4,990
Accounts payable	4,044	4,085
Accrued expenses	2,883	2,923
Accrued wages, salaries and employee benefits	704	938
Customer advances	1,081	921
Dividends payable	—	194
Other current liabilities	899	1,145
Long-term debt due within one year:
Machinery and Engines	442	418
Financial Products	3,656	4,043

Total current liabilities	19,950	19,822

Long-term debt due after one year:
Machinery and Engines	3,679	3,694
Financial Products	13,338	13,986
Liability for postemployment benefits	5,873	5,879
Other liabilities	1,916	1,209

Total liabilities	44,756	44,590

Commitments and contingencies (Notes 10 and 12)
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (3/31/07 and 12/31/06 - 814,894,624) at paid-in amount	2,518	2,465
Treasury stock (3/31/07 - 174,498,725; 12/31/06 - 169,086,448) at cost	(7,789)	(7,352)
Profit employed in the business	15,550	14,593
Accumulated other comprehensive income	(2,787)	(2,847)

Total stockholders' equity	7,492	6,859

Total liabilities and stockholders' equity	$52,248	$51,449

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited) (Dollars in millions)

				Accumulated other comprehensive income

	Common stock	Treasury stock	Profit employed in the business	Foreign currency translation	Pension & other post- retirement benefits[1]	Derivative financial instruments	Available-for-sale securities	Total

Three Months ended March 31, 2006
Balance at December 31, 2005	$1,859	$(4,637)	$11,808	$302	$(934)	$18	$16	$8,432
Profit	—	—	840	—	—	—	—	840
Foreign currency translation	—	—	—	14	—	—	—	14
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	1	—	—	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $7	—	—	—	—	—	19	—	19
(Gains) losses reclassified to earnings, net of tax of $6	—	—	—	—	—	8	—	8
Available-for-sale securities
Gains (losses) deferred, net of tax of $2	—	—	—	—	—	—	3	3
(Gains) losses reclassified to earnings, net of tax of $2	—	—	—	—	—	—	(3)	(3)

Comprehensive Income								882

Common shares issued from treasury stock for stock-based compensation: 9,212,797	68	182	—	—	—	—	—	250
Stock-based compensation expense	34	—	—	—	—	—	—	34
Tax benefits from stock-based compensation	102	—	—	—	—	—	—	102
Shares repurchased: 10,450,000	—	(738)	—	—	—	—	—	(738)

Balance at March 31, 2006	$2,063	$(5,193)	$12,648	$316	$(933)	$45	$16	$8,962

Three Months ended March 31, 2007
Balance at December 31, 2006	$2,465	$(7,352)	$14,593	$471	$(3,376)	$48	$10	$6,859
Adjustment to adopt FIN 48	—	—	141	—	—	—	—	141

Balance at January 1, 2007	2,465	(7,352)	14,734	471	(3,376)	48	10	7,000
Profit	—	—	816	—	—	—	—	816
Foreign currency translation	—	—	—	16	—	—	—	16
Amortization of pension and other postretirement benefits losses, net of tax of $33	—	—	—	—	62	—	—	62
Derivative financial instruments
Gains (losses) deferred, net of tax of $1	—	—	—	—	—	2	—	2
(Gains) losses reclassified to earnings, net of tax of $12	—	—	—	—	—	(22)	—	(22)
Available-for-sale securities
Gains (losses) deferred, net of tax of $2	—	—	—	—	—	—	4	4
(Gains) losses reclassified to earnings, net of tax of $1	—	—	—	—	—	—	(2)	(2)

Comprehensive Income								876

Common shares issued from treasury stock for stock-based compensation: 2,645,723	(1)	74	—	—	—	—	—	73
Stock-based compensation expense	27	—	—	—	—	—	—	27
Tax benefits from stock-based compensation	27	—	—	—	—	—	—	27
Shares repurchased: 8,058,000	—	(511)	—	—	—	—	—	(511)

Balance at March 31, 2007	$2,518	$(7,789)	$15,550	$487	$(3,314)	$28	$12	$7,492

[1]
Pension and other postretirement benefits includes the aggregate adjustment for unconsolidated companies of $0 million and $1 million for the three months ended March 31, 2007 and 2006, respectively. The ending balances were $43 million and $36 million at March 31, 2007 and 2006, respectively.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Three Months Ended
	March 31,
	2007	2006

Cash flow from operating activities:
Profit	$816	$840
Adjustments for non-cash items:
Depreciation and amortization	412	400
Other	1	10
Changes in assets and liabilities:
Receivables - trade and other	739	(463)
Inventories	(734)	(618)
Accounts payable and accrued expenses	(141)	216
Other assets - net	(71)	(4)
Other liabilities - net	327	126

Net cash provided by (used for) operating activities	1,349	507

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(252)	(233)
Expenditures for equipment leased to others	(252)	(252)
Proceeds from disposals of property, plant and equipment	106	208
Additions to finance receivables	(2,553)	(2,346)
Collections of finance receivables	2,359	2,220
Proceeds from sales of finance receivables	40	17
Investments and acquisitions (net of cash acquired)	(153)	(4)
Proceeds from sale of available-for-sale securities	62	76
Investments in available-for-sale securities	(124)	(118)
Other - net	140	117

Net cash provided by (used for) investing activities	(627)	(315)

Cash flow from financing activities:
Dividends paid	(193)	(168)
Common stock issued, including treasury shares reissued	73	253
Treasury shares purchased	(511)	(738)
Excess tax benefit from stock-based compensation	26	101
Proceeds from debt issued (original maturities greater than three months):
- Machinery and Engines	26	29
- Financial Products	1,849	2,055
Payments on debt (original maturities greater than three months):
- Machinery and Engines	(28)	(7)
- Financial Products	(3,000)	(2,823)
Short-term borrowings - net (original maturities three months or less)	1,107	806

Net cash provided by (used for) financing activities	(651)	(492)

Effect of exchange rate changes on cash	6	(2)

Increase (decrease) in cash and short-term investments	77	(302)

Cash and short-term investments at beginning of period	530	1,108

Cash and short-term investments at end of period	$607	$806

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A. Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2007 and 2006, (b) the consolidated financial position at March 31, 2007 and December 31, 2006, (c) the consolidated changes in stockholders' equity for the three month periods ended March 31, 2007 and 2006, and (d) the consolidated statement of cash flow for the three month periods ended March 31, 2007 and 2006. The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

Comprehensive income is comprised of profit, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities and pension and other postretirement benefits. Total comprehensive income for the three months ended March 31, 2007 and 2006 was $876 million and $882 million, respectively.

The December 31, 2006 financial position data included herein is derived from the audited consolidated financial statements included in the 2006 Form 10-K.

B. Nature of Operations We operate in three principal lines of business:
(1)
Machinery— A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders and related parts. Also includes logistics services for other companies and the design, manufacture, remanufacture, maintenance and service of rail-related products.

(2)
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

SFAS 155 - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard was effective January 1, 2007. The adoption of SFAS 155 did not have a material impact on our financial statements.

SFAS 156 - In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard was effective January 1, 2007. The adoption of SFAS 156 did not have a material impact on our financial statements.

FIN 48 - In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, we adopted the provisions of FIN 48 as of January 1, 2007. The following table summarizes the effect of the initial adoption of FIN 48. (See Note 14 for additional information.)

Initial adoption of FIN 48
	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment

(Millions of dollars)
Deferred and refundable income taxes	$733	$82	$815
Noncurrent deferred and refundable income taxes	1,949	211	2,160
Other current liabilities	1,145	(530)	615
Other liabilities	1,209	682	1,891
Profit employed in the business	14,593	141	14,734

SFAS 157 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008. We are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.

SFAS 158 - In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year-end. As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006, and will adopt the year-end measurement date in 2008 using the prospective method.

SFAS 159 - In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets & Financial Liabilities - Including an Amendment of SFAS No. 115.” SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS 159 on our financial statements and expect to complete this evaluation in 2007. We will adopt this new accounting standard on January 1, 2008.

3.
Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award. Stock-based compensation primarily consists of stock options, stock-settled stock appreciation rights (SARs) and restricted stock units (RSUs). We recognized pretax stock-based compensation cost in the amount of $27 million and $34 million in the first quarter of 2007 and 2006, respectively.

The following table illustrates the type and fair market value of the stock-based compensation awards granted during the first quarter of 2007 and 2006, respectively:

	2007		2006

	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award

SARs	4,193,401	$20.73	9,388,534	$23.44
Stock options	231,615	20.73	331,806	23.44
RSUs	1,282,020	59.94	—	—

As of March 31, 2007, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $240 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.5 years.

Our long-standing practices and policies specify all stock-based compensation awards are approved by the Compensation Committee (the Committee) of the Board of Directors on the date of grant. The stock-based award approval process specifies the number of awards granted, the terms of the award and the grant date. The same terms and conditions are consistently applied to all employee grants, including Officers. The Committee approves all individual Officer grants. The number of stock-based compensation awards included in an individual’s award is determined based on the methodology approved by the Committee. Prior to 2007, the terms of the 1996 Stock Option and Long-Term Incentive Plan (which expired in April of 2006) provided for the exercise price methodology to be the average of the high and low price of our stock on the date of grant. In 2007, under the terms of the Caterpillar Inc. 2006 Long-Term Incentive Plan (approved by stockholders in June of 2006), the Compensation Committee approved the exercise price methodology to be the closing price of the Company stock on the date of grant.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” In the third quarter of 2006, we elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation. The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the Statement of Cash Flow of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS 123R. In accordance with SFAS 154 “Accounting Changes and Error Corrections,” this change in accounting principle has been applied retrospectively to the 2006 Consolidated Statement of Cash Flow. The impact on the Consolidated Statement of Cash Flow was a decrease in operating cash flow and an offsetting increase in financing cash flow of $20 million for the three months ended March 31, 2006.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, euro, Japanese yen, Mexican peso, Singapore dollar, New Zealand dollar or Swiss franc forward or option contracts that meet the standard for hedge accounting. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated. We designate as fair value hedges specific euro forward contracts used to hedge firm commitments.

As of March 31, 2007, $10 million of deferred net gains (net of tax) included in equity ("Accumulated other comprehensive income" in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)" in the Consolidated Statement of Results of Operations) over the next 12 months when earnings are affected by the hedged transactions. The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Gains (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended March 31,
(Millions of dollars)	2007	2006

Machinery and Engines:
On undesignated contracts	$4	$11

Financial Products:
On undesignated contracts	(6)	5

	$(2)	$16

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

Machinery and Engines operations generally use fixed rate debt as a source of funding. Our objective is to minimize the cost of borrowed funds. Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting. During 2001, our Machinery and Engines operations liquidated all fixed-to-floating interest rate swaps. The gain ($7 million at March 31, 2007) is being amortized to earnings ratably over the remaining life of the hedged debt.

Financial Products operations have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of Cat Financial’s debt portfolio with the interest rate profile of their receivables portfolio within predetermined ranges on an on-going basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This match-funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

Our policy allows us to use floating-to-fixed, fixed-to-floating and floating-to-floating interest rate swaps to meet the match funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed rate debt at the inception of the swap contract. Financial Products' practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract. Designation as a hedge of the variability of cash flow is performed to support hedge accounting. Financial Products liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains. These gains ($7 million at March 31, 2007) are being amortized to earnings ratably over the remaining life of the hedged debt.

Gains (losses) included in current earnings [Other income (expense)]:
	Three Months Ended March 31,
(Millions of dollars)	2007	2006

Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain (loss) on designated interest rate derivatives	$—	$—
Gain (loss) on hedged debt	(1)	—
Gain (loss) on liquidated swaps - included in interest expense	1	1
Financial Products:
Gain (loss) on designated interest rate derivatives	12	(50)
Gain (loss) on hedged debt	(12)	50
Gain (loss) on liquidated swaps - included in interest expense	—	2

	$—	$3

As of March 31, 2007, $11 million, net of tax, of deferred net gains included in equity ("Accumulated other comprehensive income"), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings ("Interest expense of Financial Products" in the Consolidated Statement of Results of Operations) over the next 12 months.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated. There were no gains or losses on undesignated contracts for the three months ended March 31, 2007 or 2006.

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	March 31,	December 31,
	2007	2006

Raw materials	$2,477	$2,182
Work-in-process	1,098	977
Finished goods	3,288	2,915
Supplies	268	277

Total inventories	$7,131	$6,351

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50% interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending December 31) was as follows:

Results of Operations of unconsolidated affiliated companies:
	Three Months Ended
(Millions of dollars)	March 31,
	2007	2006

Sales	$1,022	$1,025
Cost of sales	823	815

Gross profit	$199	$210

Profit (loss)	$50	$39

Caterpillar's profit (loss)	$19	$17

Sales from SCM to Caterpillar for the three months ended March 31, 2007 and March 31, 2006 of approximately $379 million and $417 million, respectively, are included in the affiliated company sales. In addition, SCM purchased $65 million and $71 million of products from Caterpillar during the three months ended March 31, 2007 and March 31, 2006, respectively.

Financial Position of unconsolidated affiliated companies:
	March 31,	December 31,
(Millions of dollars)	2007	2006

Assets:
Current assets	$1,717	$1,807
Property, plant and equipment - net	1,043	1,119
Other assets	156	176

	2,916	3,102

Liabilities:
Current liabilities	1,251	1,394
Long-term debt due after one year	265	309
Other liabilities	148	145

	1,664	1,848

Ownership	$1,252	$1,254

Caterpillar's investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$529	$542
Plus: Investments in cost method companies	25	20

Total investments in unconsolidated affiliated companies	$554	$562

On February 15, 2007, we signed a nonbinding memorandum of understanding with Mitsubishi Heavy Industries Ltd. (MHI) and SCM to conclude a plan that would result in a new ownership structure for SCM. The companies are in discussions with the intention of reaching definitive agreements that would result in Caterpillar owning a majority stake in SCM. When complete, SCM will proceed with the execution of a share redemption for a portion of SCM’s shares held by MHI. In conjunction with the plan, we agreed to discuss with MHI the creation of a new comprehensive joint venture agreement as well as certain definitive agreements for implementation of the plan. These definitive agreements would be subject to applicable regulatory approvals.

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	March 31, 2007	December 31, 2006

Customer relationships	20	$324	$242
Intellectual property	11	197	211
Other	13	75	73

Total finite-lived intangible assets - gross	16	596	526
Less: Accumulated amortization		136	139

Intangible assets - net		$460	$387

Amortization expense for the three months ended March 31, 2007 and March 31, 2006 was $11 million and $6 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2007	2008	2009	2010	2011	Thereafter

$41	$40	$40	$39	$37	$274

During the first quarter 2007, we acquired finite-lived intangible assets of $82 million due to the purchase of Franklin Power Products. (See Note 15 for acquisition details.)

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.

No goodwill was impaired or disposed of during the first quarter of 2007. During the first quarter of 2006, we determined that the business outlook for the parts and accessories distribution business of MG Rover Ltd., acquired in 2004, required a specific impairment evaluation. The declining outlook of this business resulted from the MG Rover’s cessation of vehicle production and warranties resulting from bankruptcy in 2005. Although the MG Rover parts business continues to provide parts to the existing population of vehicles, the unit’s sales will continue to decline in the future as production of new vehicles has ceased. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows) to the carrying value. Because the carrying value exceeded the fair value, we allocated the fair value to the assets and liabilities of the unit and determined the fair value of the implied goodwill was zero. Accordingly, a goodwill impairment charge of $18 million was included in "Other Operating Expenses" in the Consolidated Statement of Results of Operations and reported in the "All Other" category during the first quarter of 2006.

During the first quarter of 2007, we acquired assets with related goodwill of $36 million as part purchase of Franklin Power Products (See Note 15 for details on the acquisition of these assets.)

The changes in carrying amount of the goodwill by reportable segment for the quarter ended March 31, 2007 were as follows:

(Millions of dollars)	Heavy Construction & Mining	Electric Power	Large Power Products	All Other[1]	Consolidated Total

Balance at December 31, 2006	$20	$203	$628	$1,053	$1,904

Acquisitions	—	—	—	36	36

Balance at March 31, 2007	$20	$203	$628	$1,089	$1,940

[1] All Other includes operating segments included in “All Other” category (See Note 13).

8.	Available-For-Sale Securities

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

	March 31, 2007			December 31, 2006

		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value

Government debt	$350	$(3)	$347	$355	$(5)	$350
Corporate bonds	608	(4)	604	541	(6)	535
Equity securities	157	25	182	154	26	180

Total	$1,115	$18	$1,133	$1,050	$15	$1,065

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	March 31, 2007

	Less than 12 months[1]		12 months or more[1]		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$77	$—	$181	$3	$258	$3
Corporate bonds	144	1	135	4	279	5
Equity securities	13	1	22	—	35	1

Total	$234	$2	$338	$7	$572	$9

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	December 31, 2006

	Less than 12 months[1]		12 months or more[1]		Total

(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government debt	$116	$—	$199	$4	$315	$4
Corporate bonds	198	1	233	5	431	6
Equity securities	22	1	1	—	23	1

Total	$336	$2	$433	$9	$769	$11

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at March 31, 2007, by contractual maturity, is shown on the following page. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value

Due in one year or less	$102
Due after one year through five years	$247
Due after five years through ten years	$130
Due after ten years	$472

Proceeds from sales of investments in debt and equity securities during the three months ended March 31, 2007 and March 31, 2006 was $62 million and $76 million, respectively. Gross gains of $3 million and $5 million were included in current earnings for the three months ended March 31, 2007 and 2006, respectively.

9.	Postretirement Benefits
A. Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006
For the three months ended:
Components of net periodic benefit cost:
Service cost	$46	$40	$18	$16	$22	$24
Interest cost	149	143	32	27	74	76
Expected return on plan assets	(210)	(199)	(41)	(35)	(32)	(29)
Amortization of:
Net asset existing at adoption of SFAS 87/106	—	—	—	—	—	1
Prior service cost[1]	14	15	1	1	(9)	(8)
Net actuarial loss (gain)	54	58	13	14	20	28

Total cost included in operating profit	$53	$57	$23	$23	$75	$92

Weighted-average assumptions used to determine net cost:
Discount rate	5.5%	5.6%	4.8%	4.6%	5.5%	5.6%
Expected return on plan assets	9.0%	9.0%	7.7%	7.5%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	4.0%	3.7%	4.0%	4.0%

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

We made $24 million of contributions to certain non-U.S. pension plans during the three months ended March 31, 2007 and we currently anticipate additional contributions of approximately $10 million during the remainder of the year. Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2007, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2007	2006

U.S. Plans	$54	$58
Non-U.S. Plans	8	6

	$62	$64

10.	Guarantees and Product Warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from third party lenders in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured, primarily by dealer assets. Additionally, we have provided an indemnity to a third party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers. The bonds are issued to insure governmental agencies against nonperformance by certain Caterpillar dealers.

We provide loan guarantees to third party lenders for financing associated with machinery purchased by customers. The loan guarantees are for the remote chance that the customers will become insolvent. These guarantees have varying terms and are secured by the machinery.

Cat Financial has provided a limited indemnity to a third party bank for $34 million resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees. At March 31, 2007 and December 31, 2006, the recorded liability for these guarantees was $8 million and $10 million respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31,	December 31,
	2007	2006

Guarantees with Caterpillar dealers	$428	$527
Guarantees with customers	55	48
Limited indemnity	34	35
Guarantees - other	24	21

Total guarantees	$541	$631

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments.

(Millions of dollars)	2007

Warranty liability, January 1	$953
Reduction in liability (payments)	(211)
Increase in liability (new warranties)	220

Warranty liability, March 31	$962

(Millions of dollars)	2006

Warranty liability, January 1	$879
Reduction in liability (payments)	(745)
Increase in liability (new warranties)	819

Warranty liability, December 31	$953

11.	Computations of Profit Per Share

		Three Months Ended March 31,
(Dollars in millions except per share data)		2007	2006

I.	Profit for the period (A):	$816	$840

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	643.9	672.0
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	21.3	27.1

	Average common shares outstanding for fully diluted computation (C)	665.2	699.1

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.27	$1.25
	Assuming full dilution (A/C)	$1.23	$1.20

12.	Environmental and Legal Matters

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the costs are charged against our earnings. In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others. The amount recorded for environmental remediation is not material and is included in “Accrued Expenses” in the Consolidated Statement of Financial Position.

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

Caterpillar is a highly integrated company. The majority of our profit centers are product focused. They are primarily responsible for the design, manufacture and/or ongoing support of their products. Some of these product focused profit centers also have marketing responsibilities. In addition, we have geographically-based profit centers that are focused primarily on marketing. One of these profit centers also has some manufacturing responsibilities. One of our profit centers provides various financial services to our customers and dealers. The service center divisions perform corporate functions and provide centralized services.

In the first quarter of 2007, four new profit centers were formed from restructuring the Construction and Mining Products reportable segment (which was the aggregation of three profit centers, Mining and Construction Equipment Division, Track-type Tractor Division and Wheel Loaders and Excavators Division) and EAME Product Development and Operations Division (included in the “All Other” category). Two of the new profit centers, the Infrastructure Product Development Division and Heavy Construction and Mining Division will be primarily responsible for medium and large machine product management and development while the newly formed U.S. Operations Division and the EAME Operations Division will be primarily responsible for medium and large machine manufacturing in their respective geographic regions. Heavy Construction and Mining Division is a reportable segment and the remaining three new divisions are included in the “All Other” category. Products included in Heavy Construction and Mining are medium and large track-type tractors, mining trucks, quarry and aggregate trucks, large wheel loaders, wheel tractor scrapers and track loaders. The segment information for 2006 has been reclassified to conform to the 2007 presentation.

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

Business Segments Three Months Ended March 31, (Millions of dollars)

	Machinery and Engines
2007	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$796	$(15)	$1,572	$688	$(89)	$773	$2,325	$1,116	$2,078	$9,244	$875	$10,119
Intersegment sales & revenues	—	1,783	1	67	1,909	453	54	25	7,289	11,581	1	11,582

Total sales and revenues	$796	$1,768	$1,573	$755	$1,820	$1,226	$2,379	$1,141	$9,367	$20,825	$876	$21,701

Depreciation and amortization	$1	$1	$—	$6	$43	$10	$—	$2	$155	$218	$155	$373
Imputed interest expense	$3	$—	$2	$5	$16	$7	$(1)	$1	$91	$124	$274	$398
Accountable profit (loss)	$32	$243	$48	$51	$147	$65	$(10)	$—	$742	$1,318	$185	$1,503
Accountable assets at March 31, 2007	$330	$31	$341	$725	$2,163	$1,005	$(152)	$181	$12,766	$17,390	$27,805	$45,195
Capital Expenditures	$1	$—	$—	$(2)	$39	$7	$1	$1	$143	$190	$267	$457

	Machinery and Engines
2006	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total

External sales and revenues	$632	$(14)	$1,078	$540	$(70)	$632	$3,125	$1,307	$1,449	$8,679	$798	$9,477
Intersegment sales & revenues	—	1,850	—	51	1,957	422	95	22	7,094	11,491	1	11,492

Total sales and revenues	$632	$1,836	$1,078	$591	$1,887	$1,054	$3,220	$1,329	$8,543	$20,170	$799	$20,969

Depreciation and amortization	$1	$—	$—	$5	$42	$12	$—	$2	$135	$197	$166	$363
Imputed interest expense	$2	$—	$1	$5	$12	$7	$2	$1	$76	$106	$236	$342
Accountable profit (loss)	$25	$246	$65	$29	$177	$77	$131	$30	$731	$1,511	$178	$1,689
Accountable assets at December 31, 2006	$352	$28	$285	$702	$2,022	$941	$(196)	$207	$12,160	$16,501	$28,406	$44,907
Capital Expenditures	$—	$—	$—	$3	$34	$7	$—	$1	$139	$184	$263	$447

Reconciliation of Sales and Revenues:

(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

Three Months Ended March 31, 2007:
Total external sales and revenues from business segments	$9,244	$875	$—	$10,119
Other	77	(76)	(104)[1]	(103)

Total sales and revenues	$9,321	$799	$(104)	$10,016

Three Months Ended March 31, 2006:
Total external sales and revenues from business segments	$8,679	$798	$—	$9,477
Other	64	(52)	(97)[1]	(85)

Total sales and revenues	$8,743	$746	$(97)	$9,392

[1] Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:

(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total

Three Months Ended March 31, 2007:
Total accountable profit from business segments	$1,318	$185	$1,503
Corporate costs	(266)	—	(266)
Timing	16	—	16
Methodology differences:
Inventory/cost of sales	12	—	12
Postretirement benefit expense	(50)	—	(50)
Financing costs	(20)	—	(20)
Equity in profit of unconsolidated affiliated companies	(18)	(1)	(19)
Currency	14	—	14
Other methodology differences	4	4	8
Other	(26)	—	(26)

Total profit before taxes	$984	$188	$1,172

Three Months Ended March 31, 2006:
Total accountable profit from business segments	$1,511	$178	$1,689
Corporate costs	(229)	—	(229)
Timing	(62)	—	(62)
Methodology differences:
Inventory/cost of sales	(72)	—	(72)
Postretirement benefit expense	(82)	—	(82)
Financing costs	(20)	—	(20)
Equity in profit of unconsolidated affiliated companies	(16)	(1)	(17)
Currency	5	—	5
Other methodology differences	(15)	4	(11)
Other	(8)	—	(8)

Total profit before taxes	$1,012	$181	$1,193

Reconciliation of Assets:

(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total

March 31, 2007:
Total accountable assets from business segments	$17,390	$27,805	$—	$45,195
Items not included in segment assets:
Cash and short-term investments	337	270	—	607
Intercompany receivables	159	281	(424)	16
Trade and other receivables	195	—	—	195
Investment in unconsolidated affiliated companies	427	—	(9)	418
Investment in Financial Products	3,642	—	(3,642)	—
Deferred income taxes and prepaids	3,448	120	(316)	3,252
Intangible assets and other assets	1,279	—	—	1,279
Service center assets	1,019	—	—	1,019
Liabilities included in segment assets	2,602	19	—	2,621
Inventory methodology differences	(2,369)	—	—	(2,369)
Other	283	(268)	—	15

Total assets	$28,412	$28,227	$(4,391)	$52,248

December 31, 2006:
Total accountable assets from business segments	$16,501	$28,406	$—	$44,907
Items not included in segment assets:
Cash and short-term investments	319	211	—	530
Intercompany receivables	205	85	(290)	—
Trade and other receivables	281	—	—	281
Investment in unconsolidated affiliated companies	439	—	(9)	430
Investment in Financial Products	3,513	—	(3,513)	—
Deferred income taxes and prepaids	3,167	116	(327)	2,956
Intangible assets and other assets	1,283	(1)	—	1,282
Service center assets	990	—	—	990
Liabilities included in segment assets	2,337	21	—	2,358
Inventory methodology differences	(2,290)	—	—	(2,290)
Other	250	(245)	—	5

Total assets	$26,995	$28,593	$(4,139)	$51,449

14.	Income Taxes

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $742 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $486 million. We classify interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of adoption was $62 million. The corresponding amounts at March 31, 2007 were not materially different from the amounts at the date of adoption. It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, we do not expect the change to have a significant impact on our results of operations or financial position.

With the exception of transfer pricing adjustments related to the 1992 to 1994 tax years, the tax years subject to examination in the U.S. begin in 1995. In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years.

In 2005, the Internal Revenue Service (IRS) completed its field examination of our 1995 through 1999 U.S. tax returns. The examination is now at the appellate level of the IRS. In connection with this examination, we received notices of certain adjustments proposed by the IRS, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits. We disagree with these proposed adjustments and are continuing to work toward resolution through applicable IRS procedures. We anticipate that this matter could be resolved within the next 12 months. The IRS is also currently conducting a field examination of our 2000 to 2004 U.S. tax returns. We do not expect this examination to be settled within the next year. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

15.	Alliances and Acquisitions

Acquisition of Franklin Power Products

In February 2007, we acquired certain assets and assumed certain liabilities of Franklin Power Products, Inc. (FPP) and International Fuel Systems, Inc. (IFS), subsidiaries of Remy International, for approximately $158 million, consisting of $153 million paid at closing with an additional $5 million post closing adjustment to be paid in May 2007. FPP is a remanufacturer of on-highway light and medium duty truck diesel engines and engine components. IFS provides remanufactured diesel engine components such as high-pressure fuel pumps, fuel injectors and turbochargers. This acquisition represents a strategic expansion of our engine and engine component remanufacturing operations.

This transaction was financed with available cash and commercial paper borrowings. Net tangible assets acquired and liabilities assumed of $40 million were recorded at their fair values. Finite-lived intangible assets acquired of $82 million related to customer relationships are primarily being amortized on a straight-line basis over 20 years. Goodwill of $36 million, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and other post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “All Other” category. Assuming this transaction had been made at January 1, 2007, the consolidated pro forma results would not be materially different from the reported results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported record first-quarter profit per share of $1.23, a $0.03 per share improvement from the first quarter of 2006. These results came despite severe weakness in two important North American industries. Sales and revenues of $10.016 billion were also a first quarter record and were up 7 percent from $9.392 billion in last year’s first quarter.

There were major headwinds in North America related to housing and a sharp drop in demand for on-highway truck engines. However, our global reach, the breadth of our product line, the wide reach of the industries we serve and the strength of our diversified service businesses all contributed to our success in the first quarter. We expected a sales decline in on-highway truck engines and U.S. housing-related markets, but the continued strength in most of the other industries we serve and the exceptional growth outside North America helped us deliver good results in a tough quarter.

Sales and revenues of $10.016 billion were up $624 million, or 7 percent, compared with $9.392 billion in the first quarter of 2006. The increase was a result of:

▪	$896 million improvement in sales volume outside North America.
▪	$389 million of sales from Progress Rail, which was acquired in June of 2006.
▪	$184 million of higher sales related to currency effects.
▪	$105 million of improved price realization, despite an unfavorable geographic sales mix.
▪	$46 million of additional Financial Products revenues.

The increase was partially offset by a $996 million decline in sales volume in North America, which was largely a result of the following three factors:

▪
Dealer Machine Inventories—North American dealers added about $600 million to inventory during the first quarter of 2006 and reduced inventory slightly in the first quarter of 2007. While dealer inventories usually increase during the first quarter, the improvement this year was a joint effort with dealers and is consistent with our goal of improving velocity throughout the value chain.

▪	On-highway truck—a sharp drop in demand for on-highway truck engines.
▪	Weak construction activity in North America—U.S. housing was particularly weak.

Profit of $816 million was down $24 million from the first quarter of 2006. Higher core operating costs and a higher tax rate more than offset the favorable effects of improved price realization, a $46 million gain on the sale of a security and the addition of Progress Rail.

Profit per share increased $0.03—from $1.20 per share in the first quarter of 2006 to $1.23. The improvement in profit per share was a result of strong cash flow over the past year that was used for stock repurchases, which reduced average diluted share count by 34 million from the first quarter 2006.

In 2007 we will focus on execution in the areas of safety, quality and velocity. Throughout the company we are using 6 Sigma with the Cat Production System to improve safety and quality, add capacity and improve cost management.

Outlook
We have increased the 2007 outlook for sales and revenues and profit per share. We expect full-year sales and revenues in a range of $42 to $44 billion, up from $41.5 billion in 2006, and profit in a range of $5.30 to $5.80 per share, up from $5.17 per share in 2006. The previous outlook was for sales and revenues of $41.5 to $43.6 billion and profit per share of $5.20 to $5.70.

Continued strength and diversity of the global industries we serve, our growing diversified service businesses, solid economic growth in the global economy and our focus on relentless execution will position us for continued success. We are working hard to execute our strategy and are well on our way to delivering our financial goals for 2010.

Note: Glossary of terms included on pages 29-31; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between first quarter 2006 (at left) and first quarter 2007 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. The bar entitled Machinery Volume includes Progress Rail sales. Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and Revenues

Sales and revenues for first quarter 2007 were $10.016 billion, up $624 million, or 7 percent, from first quarter 2006. Machinery volume including Progress Rail was up $260 million. Excluding Progress Rail, Machinery volume was down $129 million. Engines volume was up $29 million. Currency had a positive impact on sales of $184 million due primarily to the strengthening of the euro. Price realization improved $105 million despite unfavorable geographic mix. In addition, Financial Products revenues increased $46 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change

First Quarter 2006
Machinery	$6,112		$3,528		$1,280		$582		$722
Engines[1]	2,631		1,282		795		236		318
Financial Products[2]	649		455		90		45		59

	$9,392		$5,265		$2,165		$863		$1,099

First Quarter 2007
Machinery	$6,501	6%	$3,078	(13%)	$1,840	44%	$692	19%	$891	23%
Engines[1]	2,820	7%	1,168	(9%)	1,003	26%	250	6%	399	25%
Financial Products[2]	695	7%	485	7%	102	13%	53	18%	55	(7%)

	$10,016	7%	$4,731	(10%)	$2,945	36%	$995	15%	$1,345	22%

[1] Does not include internal engines transfers of $621 million and $570 million in first quarter 2007 and 2006, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2] Does not include internal revenues earned from Machinery and Engines of $104 million and $97 million in first quarter 2007 and 2006, respectively.

Machinery Sales - Sales of $6.501 billion were $389 million, or 6 percent, higher than first quarter 2006.

▪	Excluding Progress Rail, machine volume decreased $129 million. Sales volume declined in North America but increased in all other regions.

▪	Price realization increased $12 million.

▪	Currency benefited sales by $117 million.

▪	The acquisition of Progress Rail added $389 million to sales in North America.

▪	Shipments of some machines were delayed to implement quality improvements.

▪
Dealers added very little to inventories during the first quarter, so the total value of reported inventories was down slightly from a year ago. Inventories in months of supply were lower than a year earlier in all regions.

▪
In North America, sales volume was down significantly from a year earlier. Dealers made sizable reductions to their inventories, and reported deliveries declined. Negative developments include a significant decline in housing construction, a slowdown in nonresidential construction and a decline in coal production.

▪
Sales volume increased in all regions outside North America, with the Europe, Africa/Middle East (EAME) region particularly strong. Most economies grew rapidly, and construction spending increased significantly with gains of 10 percent or more fairly common. Metals mining, coal mining and petroleum development also increased, contributing to growth in sales.

▪
Metals prices in the first quarter were well above year-earlier prices, so dealers increased deliveries to metals mines in almost all regions. Industrial production increased rapidly outside North America, metals stocks remain low and mine output has increased slowly.

North America - Sales decreased $450 million, or 13 percent.

▪	Progress Rail sales were $389 million. Excluding Progress Rail, sales volume declined $851 million.

▪	Price realization increased $12 million.

▪
Machine volume declined from last year as dealers reported lower deliveries to end users. Also, North American dealers added about $600 million to inventory during the first quarter of 2006 and reduced inventory slightly in the first quarter of 2007. While dealer inventories usually increase during the first quarter, the improvement this year was a joint effort with dealers and is consistent with our goal of improving velocity throughout the value chain.

▪
Factors contributing to lower machine sales included weak activity in several applications, lower output prices in some sectors and tighter financial conditions. The latter increased uncertainty and prompted users to delay purchases, even in some applications where activity and output prices were favorable. These factors also caused dealers to add fewer machines to their rental fleets.

▪
The steep drop in housing construction continued to depress sales, particularly of smaller machines, as home contractors retrenched. Prices for new homes declined in the quarter, and the supply of new homes in months of sales reached the highest since the 1990/1991 recession.

▪
Contracts for nonresidential construction dropped 3 percent from a strong first quarter 2006. Commercial and industrial contracting slowed abruptly, and delays in passing a federal government budget limited the increase in highway funding.

▪
Coal mining had a bad first quarter. Production declined 3 percent, and the Central Appalachian coal price dropped 25 percent. Utilities reduced their coal burn in favor of natural gas last year, and coal stockpiles reached a four year high. Net coal exports also dropped to the lowest on record.

▪
Metals mining, quarrying and aggregates continued to do well in the first quarter. Metals prices rose more than 50 percent on average, and sand and gravel prices were up 9 percent. Metals mine production increased almost 3 percent in the first quarter.

EAME - Sales increased $560 million, or 44 percent.

▪	Sales volume increased $448 million.

▪	Price realization increased $8 million.

▪	Currency benefited sales by $104 million.

▪
Sales volume increased due to large gains occurring throughout the region. Dealers reported much higher deliveries to end users and increased inventories to support that growth. However, reported inventories in months of supply were lower than at the end of first quarter 2006.

▪
Sales volume in Europe benefited from low interest rates and improved economic growth. Housing construction continued to increase due to higher home prices, and mortgage lending in the Eurozone increased 10 percent. Nonresidential construction increased in response to favorable credit conditions and record corporate profits.

▪
Sales increased significantly in Africa/Middle East, starting the fourth consecutive year of rapid growth. Many countries have accumulated sizable foreign exchange holdings and are using these funds for infrastructure development. High commodity prices encouraged investment in petroleum, coal and metals mining, and good economic growth benefited building construction. The latest available data show that construction increased 20 percent in Turkey and 13 percent in South Africa.

▪
Sales in the CIS nearly doubled, starting the seventh consecutive year of growth. Contributing to higher sales in Russia were a 26 percent increase in construction and a 4 percent increase in mining. Significant sales growth also occurred in Kazakhstan and Ukraine. In Ukraine, mining increased 5 percent and construction 22 percent.

Latin America - Sales increased $110 million, or 19 percent.

▪	Sales volume increased $83 million.

▪	Price realization increased $25 million.

▪	Currency benefited sales by $2 million.

▪	Dealers reported much higher deliveries to end users and increased inventories slightly to support that growth. However, reported inventories in months of supply were lower than a year earlier.

▪
The region brought inflation under control, allowing central banks to reduce interest rates. Most countries increased export competitiveness, and foreign exchange holdings rose 27 percent over the past year. These improvements led to better economic growth.

▪
Better growth, along with increased revenues from energy and metals, benefited construction. Construction spending increased more than 5 percent in most of the larger economies and was the principal reason for increased machine sales.

Asia/Pacific - Sales increased $169 million, or 23 percent.

▪	Sales volume increased $126 million.

▪	Price realization increased $32 million.

▪	Currency benefited sales by $11 million.

▪	Dealers reported increased deliveries to end users but reduced inventories. Reported inventories in months of supply declined.

▪
Sales were strong in Australia, the result of growth in nonresidential construction and mining. Nonresidential building permits increased 36 percent in the first quarter, and exploration expenditures for mining increased 25 percent yearly over the past 3 years.

▪
Indonesia turned in a large sales gain as the rebound from the late 2005 downturn continued. Interest rates were about 375 basis points lower than a year earlier, and mining, boosted by coal exports, increased 7 percent.

▪	Strong growth in the Indian economy extended growth in machine sales into the sixth year. Based on the latest available data, construction increased 10 percent and mining nearly 4 percent.

▪
Sales in China continued to reflect good growth. As a result of strong economic growth and rising incomes, housing construction increased 18 percent and office construction nearly 20 percent. China has a large mining sector, and the latest data available indicate coal production increased 14 percent and iron ore mining 45 percent.

Engines Sales - Sales of $2.820 billion were $189 million, or 7 percent, higher than first quarter 2006.

▪	Sales volume increased $29 million.

▪	Price realization increased $93 million.

▪	Currency impact benefited sales by $67 million

▪	Worldwide dealer-reported inventories in dollars and months of supply were up but continued to be supported by strong delivery rates.

▪	Price realization in the first quarter 2007 benefited from price increases implemented in third quarter 2006 and first quarter 2007.

North America - Sales declined $114 million, or 9 percent.

▪	Sales volume decreased $145 million.

▪	Price realization increased $31 million.

▪
Sales for on-highway truck applications declined 53 percent as the industry worked to consume 2006 pre-buy engines, and engine shipments decreased to accommodate the transition to 2007 emissions technology engines.

▪
Sales for petroleum applications increased 42 percent with widespread sustained demand for engines to support compression, drilling and well servicing and strong sales of turbines for gas transmission applications.

▪	Sales for electric power applications increased 43 percent supported by nonresidential construction and technology applications that were undergoing completion.

▪	Sales for industrial applications increased 11 percent from demand for air compressors, lighting towers and various types of Original Equipment Manufacturer (OEM) equipment.

▪	Sales for marine applications increased 15 percent supported by demand for workboats.

EAME - Sales increased $208 million, or 26 percent.

▪	Sales volume increased $123 million.

▪	Price realization increased $32 million.

▪	Currency impact increased sales by $53 million.

▪	Sales for electric power applications increased 25 percent with strong demand for larger generator sets to support infrastructure, particularly in the Middle East.

▪	Sales for industrial applications increased 27 percent with widespread demand for agriculture and other types of OEM equipment.

▪	Sales for marine applications increased 35 percent with increased demand for workboats, commercial oceangoing vessels and cruise ships.

▪	Sales for petroleum applications increased 40 percent, primarily from increased demand for turbines and turbine-related services to support oil production.

Latin America - Sales increased $14 million, or 6 percent.

▪	Sales volume increased $10 million.

▪	Price realization increased $4 million.

▪	Sales for electric power engines increased 48 percent from widespread investment supported by strong oil and commodity prices.

▪	Sales for petroleum applications declined 12 percent due to the absence of larger project sales of turbines and turbine-related services to support production and transmission.

▪	Sales into truck applications declined 18 percent with reduced demand for trucks.

▪	Sales into marine and industrial applications remained about flat.

Asia/Pacific - Sales increased $81 million, or 25 percent.

▪	Sales volume increased $41 million.

▪	Price realization increased $26 million.

▪	Currency impact benefited sales by $14 million.

▪	Sales for electric power applications increased 34 percent with strong demand for natural gas powered engines to support textile manufacturing and coal bed methane power plants.

▪	Sales for marine applications increased 37 percent with continued strong demand for shipbuilding.

▪	Sales for petroleum applications increased 28 percent with all of the increase driven by increased demand for turbines and turbine-related services to support production and transmission.

▪	Sales for industrial applications declined 11 percent with reduced demand for industrial OEM equipment.

Financial Products Revenues - Revenues of $695 million were an increase of $46 million, or 7 percent, from first quarter 2006.

▪	Growth in average earning assets increased revenues $36 million.

▪	The impact of higher interest rates on new and existing finance receivables at Cat Financial added $20 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between first quarter 2006 (at left) and first quarter 2007 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees. The bar entitled Consolidating Adjustments/M&E Other Operating Expense includes the operating profit impact of Progress Rail.

Operating Profit

Operating profit in first quarter 2007 decreased $78 million, or 6 percent, from last year, driven by higher core operating costs, partially offset by higher price realization.

Core operating costs rose $207 million from first quarter 2006. Of this increase, $156 million was attributable to higher manufacturing costs. Manufacturing costs include both variable and period costs associated with building our products. Nearly all of the increase in manufacturing costs was attributable to variable costs. The increase in variable manufacturing costs was a result of operating inefficiencies, warranty and higher material costs. Operating inefficiencies were primarily the result of lower production of truck engines. Non-manufacturing core operating costs were up $51 million as a result of higher Selling, General and Administrative (SG&A) and Research and Development (R&D) expenses to support significant new product programs as well as order fulfillment/velocity initiatives.

A decline in the on-highway truck and U.S. housing industries had a significant impact on our sales and operating efficiencies in first quarter 2007 compared to first quarter 2006. We estimate the combined effect of these two industries negatively impacted first quarter 2007 operating profit by approximately $130 million compared with first quarter 2006.

Operating Profit by Principal Line of Business
(Millions of dollars)	First Quarter 2006	First Quarter 2007	$ Change	% Change

Machinery[1]	$837	$717	$(120)	(14%)
Engines[1]	294	347	53	18%
Financial Products	170	167	(3)	(2%)
Consolidating Adjustments	(83)	(91)	(8)

Consolidated Operating Profit	$1,218	$1,140	$(78)	(6%)

[1] Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $717 million was down $120 million, or 14 percent, from first quarter 2006. The unfavorable impact of higher core operating costs and lower sales volume was partially offset by improved price realization.

▪
Engines operating profit of $347 million was up $53 million, or 18 percent, from first quarter 2006. The favorable impact of improved price realization and higher sales volume was partially offset by higher core operating costs. Continued strength in our commercial engines industries has allowed us to more than offset the profit decline in the on-highway truck engine industry.

▪	Financial Products operating profit of $167 million was down $3 million, or 2 percent, from first quarter 2006.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three Months Ended March 31,
(Millions of dollars)	2007	2006

North America Geographic Region	$4,246	$4,810
Sales included in the Power Systems Marketing segment	(689)	(986)
Sales included in the Electric Power segment	(206)	(160)
Company owned dealer sales included in the All Other category	(167)	(202)
Other[1]	(859)	(337)

North America Marketing external sales	$2,325	$3,125

EAME Geographic Region	$2,843	$2,075
Sales included in the Power Systems Marketing segment	(226)	(153)
Sales included in the Electric Power segment	(357)	(288)
Other[1]	(688)	(556)

EAME Marketing external sales	$1,572	$1,078

Latin America Geographic Region	$942	$818
Sales included in the Power Systems Marketing segment	(36)	(43)
Sales included in the Electric Power segment	(19)	(9)
Other[1]	(114)	(134)

Latin America external sales	$773	$632

Asia/Pacific Geographic Region	$1,290	$1,040
Sales included in the Power Systems Marketing segment	(165)	(125)
Sales included in the Electric Power segment	(106)	(83)
Other[1]	(223)	(200)

Asia/Pacific Marketing external sales	$796	$632

[1] Mostly represents external sales of the All Other category.

Other Profit/Loss Items

▪
Other income/expense was income of $111 million compared with income of $43 million in first quarter 2006. The change was primarily due to a $46 million gain on the sale of a security and favorable currency gains.

▪
The provision for income taxes in the first quarter reflects an estimated annual tax rate of 32 percent for 2007 compared to 31 percent for the first quarter 2006 and 29 percent for the full-year 2006. The increase is primarily due to the repeal of Extraterritorial Income Exclusion (ETI) benefits in 2007 as well as a change in our geographic mix of profits.

GLOSSARY OF TERMS

1.
Cat Production System (CPS) - The Caterpillar Production System is the common Order-to-Delivery process being implemented enterprise-wide to achieve our safety, quality and velocity goals for 2010 and beyond.

2.	Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.
3.	Core Operating Costs - Machinery and Engines variable manufacturing cost change adjusted for volume and change in period costs. Excludes the impact of currency.
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

5.
Diversified Service Businesses - A service business or a business containing an important service component. These businesses include, but are not limited to, aftermarket parts, Cat Financial, Cat Insurance, Cat Logistics, Cat Reman, Progress Rail, OEM Solutions and Solar Turbine Customer Services.

6.	EAME - Geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).
7.	Earning Assets - These assets consist primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.
8.
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

9.
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

10.	Latin America - Geographic region including Central and South American countries and Mexico.
11.
Machinery - A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders and related parts. Also includes logistics services for other companies and the design, manufacture, remanufacture, maintenance and services of rail-related products.

12.
Machinery and Engines (M&E) - Due to the highly integrated nature of operations, it represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

13.
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

14.	M&E Other Operating Expenses - Comprised primarily of gains (losses) on disposal of long-lived assets, long-lived asset impairment charges and impairment of goodwill.
15.	Operating Profit - Sales and revenues minus operating costs.
16.	Period Costs - Comprised of Machinery and Engines period manufacturing costs, SG&A expense and R&D expense.
17.
Price Realization - The impact of net price changes excluding currency and new product introductions. Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

18.	Profit - Consolidated profit before taxes less provision for income taxes plus equity in profit (loss) of unconsolidated affiliated companies.
19.
Sales Volume - With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for machines, engines and parts as well as the incremental revenue impact of new product introductions. With respect to operating profit, sales volume represents the impact of changes in the quantities sold for machines, engines and parts combined with product mix—the net operating profit impact of changes in the relative weighting of machines, engines and parts sales with respect to total sales.

20.
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

Liquidity & Capital Resources

Sources of funds

We generate our capital resources primarily through operations. For the first quarter 2007, consolidated operating cash flow was $1.35 billion. For the first quarter of 2006, consolidated cash flow was $507 million. The significant increase of $842 million is primarily the result of the timing of receivable collections. We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 43.

Total debt as of March 31, 2007, was $27.36 billion, an increase of $60 million from year-end 2006. Debt related to Machinery and Engines of $4.77 billion increased $493 million as cash used for stock repurchase, capital expenditures, dividends and acquisitions more than offset operating cash flow. Debt related to Financial Products of $22.59 billion decreased $433 million. We have three global credit facilities with a syndicate of banks totaling $6.45 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs. Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at March 31, 2007 was $5.45 billion. On May 1, 2007, the portion of the credit facility allocated to Cat Financial was reduced to $4.95 billion. The five-year facility of $1.63 billion, which expires in September 2010, has not changed from December 2006. The five-year facility of $2.98 billion expires in September 2011. A 364-day facility of $1.85 billion expires in September 2007. The facility expiring in September 2007 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2007 that would mature in September 2008. At March 31, 2007, there were no borrowings under these lines. Our total credit commitments as of March 31, 2007 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products

Credit lines available:
Global credit facility	$6,450	$1,000	$5,450
Other external	2,784	1,162	1,622

Total credit lines available	9,234	2,162	7,072
Less: Global credit facility supporting commercial paper	(5,177)	(380)	(4,797)
Less: Utilized credit	(1,221)	(490)	(731)

Available credit	$2,836	$1,292	$1,544

Machinery and Engines

Net cash provided by operating activities was $224 million compared to $518 million for the same period a year ago. The unfavorable change is due to higher working capital including a greater increase in inventory in the first quarter of 2007 compared with the first quarter of 2006. Inventory has increased significantly in 2006 and in the first quarter of 2007. The Caterpillar Production System initiative continues to gain momentum and its success is critical to significant inventory reductions long term. In the near term, the growth in inventory is significantly affected by short-term focus on product quality validation. We continue to have challenges with certain elements of our supply base meeting higher production levels resulting in inefficiencies. We are focused on improving the flow of quality product and executing the Caterpillar Production System.

Capital expenditures, excluding equipment leased to others, during the period ended March 31, 2007 were $249 million, an increase of $23 million from the same period a year ago. The increase is a result of increased spending to support growth and new product introductions. Cash used for the acquisition of Franklin Power Products, Inc. was $153 million (net of cash acquired).

Pursuant to the stock repurchase program authorized by the Board of Directors in October 2003, $511 million was spent to purchase 8.1 million shares during the first quarter of 2007. During April of 2007, we completed the 2003 stock repurchase program, reducing outstanding shares to 640 million. In February of 2007, the Board of Directors approved a new $7.5 billion stock repurchase program that is expected to be completed within the next five years.

Dividends paid totaled $193 million for the first quarter of 2007, representing a quarterly dividend rate of 30 cents per share.

A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt to debt plus equity. Debt to debt plus equity is defined as short-term borrowings, long-term debt due within one year, and long-term debt due after one year (debt) divided by the sum of debt and stockholders’ equity. Debt also includes borrowings from Financial Products. At March 31, 2007, Machinery and Engines debt-to-debt plus equity was 40.1 percent compared to 38.6 percent at December 31, 2006. The change was primarily due to the increase in Machinery and Engines debt resulting from cash used for capital expenditures, acquisitions, dividends and share repurchase which more than offset operating cash flow.

Financial Products

Operating cash flow was $244 million in the first quarter 2007, compared with $236 million for the same period a year ago. Net cash provided by investing activities was $374 million for the first quarter of 2007, compared to a use of cash of $321 million for the same period in 2006. This change is primarily a result of less net cash used for finance receivables due to slower portfolio growth. Net cash used in financing activities was $561 million for the first quarter of 2007, compared to a source of cash of $98 million for the first quarter of 2006, primarily due to lower funding requirements.

Financial Products total borrowings were $22.59 billion at March 31, 2007, a decrease of $433 million from December 31, 2006. Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio. At March 31, 2007, finance receivables past due over 30 days were 2.06 percent, compared with 1.58 percent at the end of March 31, 2006, primarily attributable to the softening of the U.S. housing industry. The allowance for credit losses was 1.39 percent of finance receivables, net of unearned income at March 31, 2007, compared to 1.35 percent at March 31, 2006. Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $15 million and $8 million for the quarter ended March 31, 2007 and 2006, respectively.

Update on Contractual Obligations

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $742 million. However, the net obligation to taxing authorities under FIN 48 was $534 million. The difference relates primarily to outstanding refund claims. The timing of payments will depend on the progress of examinations with tax authorities. We do not expect a significant tax payment related to these obligations within the next year. The liability at March 31, 2007 was not materially different from the liability at the date of adoption.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, warranty liability, stock-based compensation and reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. These assumptions are reviewed at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

Residual values for leased assets—Determined based on the product, specifications, application and hours of usage. Each product has its own model for evaluation that includes market value cycles and forecasts. Consideration is also given to the amount of assets that will be returned from lease during a given time frame. Residual values could decline due to economic factors, obsolescence or other adverse circumstances.

Fair market values for goodwill impairment tests—Determined for each reporting unit by discounting projected cash flow for five years and adding a year-five residual value based upon a market Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple. The estimated fair value could be impacted by changes in interest rates, growth rates, costs, capital expenditures and market conditions.

Warranty liability— Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments.

Stock-based compensation— We use a lattice-based option-pricing model to calculate the fair value of our stock options and SARs. The calculation of the fair value of the awards using the lattice-based option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

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

The fair value of our RSUs is determined by reducing the stock price on the date of grant by the present value of the estimated dividends to be paid during the vesting period. The estimated dividends are based on Caterpillar’s historical dividend yields. A decrease in the dividend yield would result in an increase in our expense.

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

Product liability and insurance loss reserve—Determined based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels.

Postretirement benefits—Primary actuarial assumptions were determined as follows:

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

▪
The assumed discount rate is used to discount future benefit obligations back to today's dollars. The U.S. discount rate is based on the Moody's Aa bond yield as of our measurement date, November 30, and represents the rate at which our benefit obligations could effectively be settled. To validate the discount rate, a detailed analysis of the individual plans' expected cash flows is made annually. This involves analyzing Caterpillar's projected cash flows against a high quality bond yield curve, calculated using a wide population of corporate Aa bonds. The modeled discount rate that results from matching the aggregate expected future cash flow from the Caterpillar benefit plans to the yield curve of high quality corporate bonds is consistent with the annualized Moody's Aa rate. A comprehensive process is also used to determine the assumed discount rate for our non-U.S. plans. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and expense.

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

Post-sale discount reserve—We provide discounts to dealers and original equipment manufacturers (OEM) through merchandising programs that are administered by our marketing profit centers. We have numerous programs that are designed to promote the sale of our products. The most common dealer programs provide a discount when the dealer sells a product to a targeted end user. OEM programs provide discounts designed to encourage the use of our engines. The cost of discounts is estimated based on historical experience and planned changes in merchandising programs and is reported as a reduction to sales when the product sale is recognized. The amount of accrued post-sale discounts was $668 million and $726 million as of March 31, 2007 and December 31, 2006, respectively. The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly. The reserve is adjusted if discounts paid differ from those estimated. Historically, those adjustments have not been material.

Credit loss reserve—Management's ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable losses we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss. Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports, and published credit ratings as well as general information regarding industry trends and the general economic environment.

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value we estimate current fair market value of collateral and factor in credit enhancements such as additional collateral and third party guarantees. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio, primarily using probabilities of default and an estimate of associated losses. In addition qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

Income tax reserve—Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in financial statements in accordance with FIN 48. FIN 48 requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits. The amount of benefit recorded for these positions is measured as the largest benefit more likely than not to be sustained. Significant judgment is required in making these determinations. As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement. Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes. Tax reserves adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

EMPLOYMENT

Caterpillar's worldwide employment was 95,334 in first quarter 2007, up 8,350 from 86,984 in first quarter 2006. The increase was primarily due to the addition of approximately 4,650 employees from acquisitions, mainly Progress Rail. In addition, approximately 3,700 employees were added to support growth and new product introductions.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws. When it is probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the costs are charged against our earnings. In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others. The amount recorded for environmental remediation is not material and is included in “Accrued Expenses” in the Consolidated Statement of Financial Position.

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

Retirement Benefits

We recognized pension expense of $76 million for the three months ended March 31, 2007, as compared to $80 million for the three months ended March 31, 2006. The decrease in expense was primarily a result of the impact of expected asset returns on plan assets. SFAS 87, "Employers' Accounting for Pensions" requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation. This increase is amortized into earnings as an actuarial loss. SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are amortized into earnings as actuarial gains and losses. At the end of 2006, actuarial losses (recognized in accumulated other comprehensive income) related to pensions were $3.50 billion. The majority of the actuarial losses are due to declining discount rates, slightly offset by asset gains in recent years.

Other postretirement benefit expense was $75 million for the three months ended March 31, 2007, as compared to $92 million for the three months ended March 31, 2006. The decrease in expense is primarily the result of lower amortization of actuarial losses due to favorable demographic and health care claims experience and the impact of expected asset returns on plan assets. Actuarial losses (recognized in accumulated other comprehensive income) for other postretirement benefit plans were $1.16 billion at the end of 2006. These losses mainly reflect a declining discount rate and an increase in expected health care inflation.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. Also, the measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company’s fiscal year-end. As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006 and will adopt the year-end measurement date in 2008 using the prospective method.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes and other factors that impact these expenses. These losses, now recorded as a component of accumulated other comprehensive income upon the adoption of SFAS 158, will be amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2006, the average remaining service period of active employees was 10 years for our U.S. pension plans, 12 years for our non-U.S. pension plans and 7 years for other postretirement benefit plans. We expect our amortization of net actuarial losses to decrease approximately $60 million in 2007 as compared to 2006, primarily due to favorable asset returns.

We made $24 million of contributions to certain non-U.S. pension plans during the first three months ended March 31, 2007 and we currently anticipate additional contributions of approximately $10 million during the remainder of the year. Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2007, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans. We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

SUPPLEMENTAL CONSOLIDATING DATA
We are providing supplemental consolidating data for the purpose of additional analysis. The data has been grouped as follows:

Consolidated - Caterpillar Inc. and its subsidiaries.

Machinery and Engines - The Machinery and Engines data contained in the schedules on pages 37 to 42 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K. These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures. Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment. The nature of these businesses is different especially with regard to the financial position and cash flow items. Caterpillar management utilizes this presentation internally to highlight these differences. We also believe this presentation will assist readers in understanding our business.

Financial Products - Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments - Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 37 to 42 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$9,321	$9,321	$—	$—
Revenues of Financial Products	695	—	799	(104)[2]

Total sales and revenues	10,016	9,321	799	(104)

Operating costs:
Cost of goods sold	7,136	7,136	—	—
Selling, general and administrative expenses	890	785	110	(5)[3]
Research and development expenses	340	340	—	—
Interest expense of Financial Products	271	—	272	(1)[4]
Other operating expenses	239	(4)	250	(7)[3]

Total operating costs	8,876	8,257	632	(13)

Operating profit	1,140	1,064	167	(91)

Interest expense excluding Financial Products	79	80	—	(1)[4]
Other income (expense)	111	—	21	90 [5]

Consolidated profit before taxes	1,172	984	188	—

Provision for income taxes	375	313	62	—

Profit of consolidated companies	797	671	126	—

Equity in profit (loss) of unconsolidated affiliated companies	19	18	1	—
Equity in profit of Financial Products' subsidiaries	—	127	—	(127)[6]

Profit	$816	$816	$127	$(127)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3] Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4] Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5] Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6] Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Engines	$8,743	$8,743	$—	$—
Revenues of Financial Products	649	—	746	(97)[2]

Total sales and revenues	9,392	8,743	746	(97)

Operating costs:
Cost of goods sold	6,552	6,552	—	—
Selling, general and administrative expenses	821	724	103	(6)[3]
Research and development expenses	307	307	—	—
Interest expense of Financial Products	232	—	233	(1)[4]
Other operating expenses	262	29	240	(7)[3]

Total operating costs	8,174	7,612	576	(14)

Operating profit	1,218	1,131	170	(83)

Interest expense excluding Financial Products	68	68	—	—
Other income (expense)	43	(51)	11	83 [5]

Consolidated profit before taxes	1,193	1,012	181	—

Provision for income taxes	370	309	61	—

Profit of consolidated companies	823	703	120	—

Equity in profit (loss) of unconsolidated affiliated companies	17	16	1	—
Equity in profit of Financial Products' subsidiaries	—	121	—	(121)[6]

Profit	$840	$840	$121	$(121)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3] Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4] Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5] Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6] Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At March 31, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Assets
Current assets:
Cash and short-term investments	$607	$337	$270	$—
Receivables - trade and other	8,016	3,990	507	3,519 [2,3]
Receivables - finance	6,700	—	10,613	(3,913)[3]
Deferred and refundable income taxes	847	774	73	—
Prepaid expenses and other current assets	657	641	35	(19)[4]
Inventories	7,131	7,131	—	—

Total current assets	23,958	12,873	11,498	(413)

Property, plant and equipment - net	8,892	6,091	2,801	—
Long-term receivables - trade and other	705	130	30	545 [2,3]
Long-term receivables - finance	11,799	—	12,374	(575)[3]
Investments in unconsolidated affiliated companies	554	549	14	(9)[5]
Investments in Financial Products subsidiaries	—	3,642	—	(3,642)[6]
Noncurrent deferred and refundable income taxes	2,121	2,371	47	(297)[7]
Intangible assets	460	455	5	—
Goodwill	1,940	1,940	—	—
Other assets	1,819	361	1,458	—

Total assets	$52,248	$28,412	$28,227	$(4,391)

Liabilities
Current liabilities:
Short-term borrowings	$6,241	$870	$5,647	$(276)[8]
Accounts payable	4,044	3,870	292	(118)[9]
Accrued expenses	2,883	1,768	1,134	(19)[10]
Accrued wages, salaries and employee benefits	704	695	9	—
Customer advances	1,081	1,081	—	—
Other current liabilities	899	800	107	(8)[7]
Long-term debt due within one year	4,098	442	3,656	—

Total current liabilities	19,950	9,526	10,845	(421)
Long-term debt due after one year	17,017	3,709	13,338	(30)[8]
Liability for postemployment benefits	5,873	5,873	—	—
Other liabilities	1,916	1,812	402	(298)[5,7]

Total liabilities	44,756	20,920	24,585	(749)

Commitments and Contingencies
Stockholders' equity
Common stock	2,518	2,518	860	(860)[6]
Treasury stock	(7,789)	(7,789)	—	—
Profit employed in the business	15,550	15,550	2,441	(2,441)[6]
Accumulated other comprehensive income	(2,787)	(2,787)	341	(341)[6]

Total stockholders' equity	7,492	7,492	3,642	(3,642)

Total liabilities and stockholders' equity	$52,248	$28,412	$28,227	$(4,391)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of receivables between Machinery and Engines and Financial Products.
[3] Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4] Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5] Elimination of Machinery and Engines’ investment in Financial Products subsidiary.
[6] Elimination of Financial Products’ equity which is accounted for on Machinery and Engines on the equity basis.
[7] Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[8] Elimination of debt between Machinery and Engines and Financial Products.
[9] Elimination of payables between Machinery and Engines and Financial Products.
[10] Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Assets
Current assets:
Cash and short-term investments	$530	$319	$211	$—
Receivables - trade and other	8,607	3,924	368	4,315 [2,3]
Receivables - finance	6,804	—	11,379	(4,575)[3]
Deferred and refundable income taxes	733	656	77	—
Prepaid expenses and other current assets	638	616	41	(19)[4]
Inventories	6,351	6,351	—	—

Total current assets	23,663	11,866	12,076	(279)
Property, plant and equipment - net	8,851	6,046	2,805	—
Long-term receivables - trade and other	860	155	30	675 [2,3]
Long-term receivables - finance	11,531	—	12,236	(705)[3]
Investments in unconsolidated affiliated companies	562	559	12	(9)[5]
Investments in Financial Products subsidiaries	—	3,513	—	(3,513)[6]
Noncurrent deferred and refundable income taxes	1,949	2,218	39	(308)[7]
Intangible assets	387	382	5	—
Goodwill	1,904	1,904	—	—
Other assets	1,742	352	1,390	—

Total assets	$51,449	$26,995	$28,593	$(4,139)

Liabilities
Current liabilities:
Short-term borrowings	$5,155	$165	$5,077	$(87)[8]
Accounts payable	4,085	3,907	344	(166)[9]
Accrued expenses	2,923	1,848	1,101	(26)[10]
Accrued wages, salaries and employee benefits	938	922	16	—
Customer advances	921	921	—	—
Dividends payable	194	194	—	—
Other current liabilities	1,145	1,026	127	(8)[7]
Long-term debt due within one year	4,461	418	4,043	—

Total current liabilities	19,822	9,401	10,708	(287)
Long-term debt due after one year	17,680	3,724	13,986	(30)[8]
Liability for postemployment benefits	5,879	5,879	—	—
Other liabilities	1,209	1,132	386	(309)[5,7]

Total liabilities	44,590	20,136	25,080	(626)

Commitments and contingencies
Stockholders' equity
Common stock	2,465	2,465	862	(862)[6]
Treasury stock	(7,352)	(7,352)	—	—
Profit employed in the business	14,593	14,593	2,325	(2,325)[6]
Accumulated other comprehensive income	(2,847)	(2,847)	326	(326)[6]

Total stockholders' equity	6,859	6,859	3,513	(3,513)

Total liabilities and stockholders' equity	$51,449	$26,995	$28,593	$(4,139)

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of receivables between Machinery and Engines and Financial Products.
[3] Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4] Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5] Elimination of Machinery and Engines’ investment in Financial Products subsidiary.
[6] Elimination of Financial Products’ equity which is accounted for on Machinery and Engines on the equity basis.
[7] Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
[8] Elimination of debt between Machinery and Engines and Financial Products.
[9] Elimination of payables between Machinery and Engines and Financial Products.
[10] Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For The Three Months Ended March 31, 2007
(Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$816	$816	$127	$(127)[2]
Adjustments for non-cash items:
Depreciation and amortization	412	248	164	—
Undistributed profit of Financial Products	—	(127)	—	127	[3]
Other	1	(25)	(57)	83	[4]
Changes in assets and liabilities:
Receivables - trade and other	739	(49)	45	743	[4,5]
Inventories	(734)	(734)	—	—
Accounts payable and accrued expenses	(141)	(168)	(28)	55	[4]
Other assets - net	(71)	(64)	4	(11)[4]
Other liabilities - net	327	327	(11)	11	[4]

Net cash provided by (used for) operating activities	1,349	224	244	881

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(252)	(249)	(3)	—
Expenditures for equipment leased to others	(252)	—	(255)	3	[4]
Proceeds from disposals of property, plant and equipment	106	13	93	—
Additions to finance receivables	(2,553)	—	(7,910)	5,357	[5]
Collections of finance receivables	2,359	—	8,281	(5,922)[5]
Proceeds from sales of finance receivables	40	—	359	(319)[5]
Net intercompany borrowings	—	33	(222)	189	[6]
Investments and acquisitions (net of cash acquired)	(153)	(153)	—	—
Proceeds from sale of available-for-sale securities	62	3	59	—
Investments in available-for-sale securities	(124)	(4)	(120)	—
Other - net	140	50	92	(2)[7]

Net cash provided by (used for) investing activities	(627)	(307)	374	(694)

Cash flow from financing activities:
Dividends paid	(193)	(193)	—	—
Common stock issued, including treasury shares reissued	73	73	(2)	2	[7]
Treasury shares purchased	(511)	(511)	—	—
Excess tax benefit from stock-based compensation	26	26	—	—
Net intercompany borrowings	—	222	(33)	(189)[6]
Proceeds from debt issued (original maturities greater than three months)	1,875	26	1,849	—
Payments on debt (original maturities greater than three months)	(3,028)	(28)	(3,000)	—
Short-term borrowings - net (original maturities three months or less)	1,107	482	625	—

Net cash provided by (used for) financing activities	(651)	97	(561)	(187)

Effect of exchange rate changes on cash	6	4	2	—

Increase (decrease) in cash and short-term investments	77	18	59	—
Cash and short-term investments at beginning of period	530	319	211	—

Cash and short-term investments at end of period	$607	$337	$270	$—

[1] Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2] Elimination of Financial Products’ profit after tax due to equity method of accounting.
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
[7] Change in investment and common stock related to Financial Products.

Caterpillar Inc. Supplemental Data for Cash Flow For the Three Months Ended March 31, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data

	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments

Cash flow from operating activities:
Profit	$840	$840	$121	$(121)[2]
Adjustments for non-cash items:
Depreciation and amortization	400	235	165	—
Undistributed profit of Financial Products	—	(121)	—	121	[3]
Other	10	7	(84)	87	[4]
Changes in assets and liabilities:
Receivables - trade and other	(463)	(175)	50	(338)[4,5]
Inventories	(618)	(618)	—	—
Accounts payable and accrued expenses	216	225	(14)	5	[4]
Other assets - net	(4)	(7)	(7)	10	[4]
Other liabilities - net	126	132	5	(11)[4]

Net cash provided by (used for) operating activities	507	518	236	(247)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(233)	(226)	(7)	—
Expenditures for equipment leased to others	(252)	—	(257)	5	[4]
Proceeds from disposals of property, plant and equipment	208	3	205	—
Additions to finance receivables	(2,346)	—	(8,566)	6,220	[5]
Collections of finance receivables	2,220	—	7,946	(5,726)[5]
Proceeds from sales of finance receivables	17	—	272	(255)[5]
Net intercompany borrowings	—	102	3	(105)[6]
Investments and acquisitions (net of cash acquired)	(4)	(4)	—	—
Proceeds from sale of available-for-sale securities	76	4	72	—
Investments in available-for-sale securities	(118)	(14)	(104)	—
Other - net	117	14	115	(12)[7]

Net cash provided by (used for) investing activities	(315)	(121)	(321)	127

Cash flow from financing activities:
Dividends paid	(168)	(168)	—	—
Common stock issued, including treasury shares reissued	253	253	(12)	12	[7]
Treasury shares purchased	(738)	(738)	—	—
Excess tax benefit from stock-based compensation	101	101	—	—
Net intercompany borrowings	—	(3)	(102)	105	[6]
Proceeds from debt issued (original maturities greater than three months)	2,084	29	2,055	—
Payments on debt (original maturities greater than three months)	(2,830)	(7)	(2,823)	—
Short-term borrowings - net (original maturities three months or less)	806	(174)	980	—

Net cash provided by (used for) financing activities	(492)	(707)	98	117

Effect of exchange rate changes on cash	(2)	7	(12)	3	[8]

Increase (decrease) in cash and short-term investments	(302)	(303)	1	—
Cash and short-term investments at beginning of period	1,108	951	157	—

Cash and short-term investments at end of period	$806	$648	$158	$—

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

Sales & Revenues Outlook for 2007

We have raised our outlook for 2007 sales and revenues. We expect sales and revenues to be in a range of $42 to $44 billion, up from the previous outlook of $41.5 to $43.6 billion. Using the midpoint of the range, $43 billion, as a reference, this expected increase over 2006 is due to improved price realization, the impact of Progress Rail for a full year and increased Financial Products revenues, partially offset by a decline in Machinery and Engines volume of approximately 2 percent.

▪
The expected decline in machinery and engines volume is in North America, a result of a weak U.S. economy, a reduction in dealer machine inventories and a sharp drop in North American on-highway engine sales. Volume is expected to increase in all other regions.

▪
Global liquidity likely will tighten further in 2007 as European, Japanese and some developing country banks raise interest rates further. Rate cuts in North America, expected in the last half of the year, will not have much impact in 2007.

▪
Expected monetary tightening will start from an accommodative position, so economic growth this year should not be significantly affected. We forecast world economic growth will slow from 4 percent in 2006 to about 3.5 percent in 2007. Growth should slow in all regions but will fall below potential only in North America.

▪
The U.S. economy has averaged below trend growth since first quarter 2006, and we project growth will average about 2 percent this year. Weakness has spread from housing, automobile sales and transportation into capital goods. We forecast that sluggish economic growth will depress machinery sales this year and pose an additional threat to on-highway truck engines.

▪	Prospects outside North America are very positive. Europe is experiencing the best economic growth since 2000, and leading indicators and business surveys suggest good growth will continue.

▪
We expect the developing economies will continue their best recovery in decades. Good economic growth is now driving very large gains in construction spending and increasing the demand for standby electrical power.

▪	Housing construction will decline in the U.S. but should improve in other regions. Outside the U.S. incomes are rising, home prices are increasing and credit terms are generally attractive.

▪
Nonresidential construction should grow in most countries, with the strongest growth outside the U.S. High corporate profits, readily available credit and increased office rents are positives for building construction. Improved government finances should boost infrastructure development.

▪
Iron ore contract prices for the current fiscal year (started April 1) settled at a 9.5 percent increase. Base metals prices held well above year-earlier prices in the first quarter, and some metals price indices hit record highs in March. We expect base metals prices will ease over coming months but remain attractive for new investment. Demand remains high due to fast growth in industrial production, and inventories are low.

▪
After dropping to almost $50 per barrel in January, West Texas Intermediate crude oil prices rebounded to a $66 peak in March. Surplus production capacity has increased, but prices remain sensitive to possible supply disruptions. We expect that further production increases, higher oil inventories and moderation in oil demand will result in about a $58 average price in 2007. That price will be attractive for increased exploration, drilling, pipeline expenditures and tar sands development, which should benefit both machinery and engine sales.

▪
International contracts for thermal coal exports settled with almost a 6 percent price increase. Coking coal contract prices declined 16 percent, however, the new price is still 65 percent higher than the 2004 price. Favorable prices and increased coal usage should drive increased investments in coalmines, particularly outside North America.

▪	We expect strong demand for marine engines in 2007. International trade is increasing, and ocean shipping rates are much higher than last year. Shipyards are contracting for 2009 berths.

North America (United States and Canada) - Machinery and Engines sales are expected to decrease about 11 percent in 2007. We project machinery and engines volume, excluding Progress Rail, will decline.

▪
Data shows the U.S. economy is growing slowly despite the recent favorable employment report. Economic growth averaged a 2.3 percent annual rate over the last three quarters of 2006, and the initial estimate of first quarter 2007 growth was 1.3 percent. Growth has been below the trend for a year.

▪
The more cyclically sensitive sectors of the economy, which often weaken in advance of the overall economy, are performing poorly. Housing starts are down 30 percent from their 2006 peak, light vehicle sales are 5 percent below their prior peak, freight movements declined more than 2 percent over the past year, manufacturing output has been flat since last August and capital spending declined in the fourth quarter. We do not believe these sectors can improve in the current economic environment. Housing, the most distressed sector, has yet to show convincing signs of recovery.

▪
We are changing our forecast to reflect growth of about 2 percent in 2007, down from our previous forecast of 2.5 percent. The construction machine industry, which started declining in second quarter 2006, should decline throughout 2007.

▪
A sluggish economy should drive core inflation below 2 percent, prompting the Fed to cut interest rates. The two cuts expected, however, are not likely until the second half and would be too late to benefit either the economy or our results this year.

▪
Factors contributing to the decline in machinery sales include lower activity in some industries and tighter financial conditions. The latter are causing users to delay replacements, even in those applications where activity is increasing. In the first quarter, dealers reported lower deliveries to most machine industries.

▪
Housing starts averaged almost 1.5 million units at an annual rate in the first quarter of this year, 30 percent lower than a year earlier. The sub-prime loan crisis likely will cause mortgage lenders to tighten standards, further reducing new home sales. We are lowering our housing start forecast to about 1.5 million units, the lowest since 1997. Total housing units supplied, which include mobile homes, should be about 1.6 million units, the lowest since 1993.

▪
Nonresidential structures investment barely increased in fourth quarter 2006, following several quarters of very strong growth. Although contracting has been weak the past few months, leading indicators remain positive, and lending is increasing. We project investment will increase about 3 percent in 2007, down from 9 percent growth last year. Slower growth likely will be unfavorable for both construction machinery and standby electrical power.

▪
Congress authorized a 9 percent increase in federal highway funding for the current fiscal year on February 14, 2007. Until then, continuing resolutions had capped funding at a 6 percent increase, which caused highway contracts awarded to decline in the first two months of this year. Contracting improved in March and should increase at least 2 percent for the full year.

▪
Coal production declined 3 percent so far this year, and spot prices dropped 25 percent or more. Electric utilities reduced coal burn, stockpiles increased rapidly and international trade deteriorated. However, domestic prices are well below international prices, which should encourage recent improvements in prices to continue. We expect coal production will increase about 1 percent this year.

▪	Metals mines increased output almost 3 percent in the first quarter, and prices were 53 percent higher. Metals prices should remain attractive for new investments in 2007.

▪
The Canadian economy likely will grow about 2 percent in 2007. However, tar sands development, the large mining sector and lower interest rates should create a more favorable environment for the construction machinery industry than in the United States.

▪
The North American on-highway truck industry should decline about 40 percent this year. Much of the decline results from truck manufacturers, truck dealers and trucking companies depleting inventories built to cope with the risks of new diesel engine emission standards. Other problems include a decline in truck freight volume and some deterioration in truck carrier profit margins.

EAME - Machinery and Engines sales are expected to increase about 19 percent in 2007.

▪
The European Union economy recorded 3.4 percent growth in fourth quarter 2006, the best since third quarter 2000. Surveys of business conditions suggest growth will continue but at a slower rate than in 2006.

▪
The European Central Bank raised its interest rate to 3.75 percent in March, and a move to 4 percent seems almost certain. The Bank of England raised its interest rate to 5.25 percent, and another increase is possible.

▪	Although interest rates are approaching 2000 peaks, we do not anticipate any disruptions to growth in 2007. Projected economic growth of 2.4 percent would be the second-best year since 2000.

▪
Residential construction has been strong for several years due to rising home prices and low mortgage interest rates. Mortgage interest rates have risen, and housing permits slowed in the last half of 2006. We expect housing construction to continue growing, although slower than last year’s 5 percent pace.

▪
Growth in nonresidential construction accelerated in 2006, and 2007 should be a very good year. Construction surveys are positive, and lending to businesses increased almost 13 percent in the first quarter.

▪
We forecast economic growth will be 5 percent in Africa/Middle East this year, slightly slower than in 2006. As in the past, countries will benefit from high energy and metals prices and infrastructure development. Africa is gaining favor as a site for both energy and metals mine development.

▪
Rapid economic growth is creating inflationary pressures in both Turkey and South Africa; central banks likely will maintain tight policies in response. These changes, however, will not likely slow current double-digit percentage growth in construction.

▪
We expect the CIS economy will increase over 7 percent this year, slightly slower than last year. Metals mining and energy investment should be strong in Russia as well as in several other countries in the region. Governments should invest more in infrastructure development, and rising real incomes will lead to more housing construction.

Latin America - Machinery and Engines sales are expected to increase about 15 percent in 2007.

▪
Most countries improved economic policies by reducing inflation, cutting government budget deficits and increasing exports. The region ran over a $50 billion current account surplus last year and increased foreign exchange reserves to almost $320 billion. These improvements allowed central banks to maintain low interest rates, with Brazil still having room to reduce rates further.

▪
We do not expect governments to change policies sufficiently to disrupt economies this year. So economic growth should average more than 4.5 percent, the fourth consecutive year of strong growth. Construction spending grew faster than the overall economy last year, and that relationship should continue this year.

▪
Early indications are that worldwide mining investment should increase 10 to 20 percent this year. Latin America typically receives the largest share of those funds, so we expect mining investment will increase this year. In the past, mine production increased less in response to higher metals prices than many expected; this year, past investments should allow production to increase faster.

▪
Both Argentina and Venezuela are increasing public spending and keeping interest rates low relative to inflation. These policies, while not sustainable long term, caused construction to increase 18 percent in Argentina and 32 percent in Venezuela. We do not expect governments to reverse policies this year, so construction will continue growing in both countries.

Asia/Pacific - Machinery and Engines sales are expected to increase about 17 percent in 2007.

▪
Both China and India recently announced plans to slow economic growth, which will lead to further tightening. However, other countries should be near the end of their recent policy tightening, and some could lower interest rates this year.

▪
Policy changes should not significantly affect 2007 growth. Interest rates should remain low, and most countries will benefit from a fast growing world economy. Regional economic growth should slow to about 7 percent this year, down from 7.5 percent last year.

▪
The region ran over a $300 billion current account surplus last year, with about 75 percent originating in China. Foreign exchange reserves total almost $2.3 trillion, causing difficulties for central banks in controlling domestic credit growth. Asia’s exports, which continued to increase in early 2007, are creating trade frictions.

▪
Rising trade frictions and pressure to better use reserves should cause governments to focus more on internal growth. That change will occur slowly, with benefits for infrastructure development and housing construction.

▪	Fast economic growth has driven a need for more construction and electric generator sets. Construction growth has been in excess of 5 percent in many countries, and we expect good growth in 2007.

▪
Indonesia’s recovery in sales should continue this year. Interest rates are much lower than last year, and industrial production is recovering. Mining should do well, benefiting from the country’s position as the world’s second largest coal exporter.

▪
Australia’s economy continues to grow below potential, but nonresidential construction and mining should be sources of strength for our businesses. We forecast that exports of coal and metals will increase in response to favorable prices and that mine development expenditures will continue rapid growth.

Financial Products Revenues

▪
We expect continued growth in Financial Products for 2007. Revenues are expected to increase approximately 12 percent versus 2006, primarily due to higher average earning assets in 2007 at Cat Financial and increased premiums at Cat Insurance.

Sales and Revenues Outlook - Midpoint of Range[1]
(Millions of dollars)	2006 Actual	2007 Outlook	% Change

Machinery and Engines
North America	$20,155	$18,000	(11%)
EAME	10,287	12,225	19%
Latin America	3,646	4,200	15%
Asia/Pacific	4,781	5,600	17%

Total Machinery and Engines	38,869	40,025	3%

Financial Products[2]	2,648	2,975	12%

Total	$41,517	$43,000	4%

[1]	The Consolidated Operating Profit chart below reflects sales and revenues at the midpoint of the range.
[2]	Does not include revenues earned from Machinery and Engines of $330 million and $466 million in 2007 and 2006, respectively.

(1) The PPS outlook is between $5.30 and $5.80. The above chart illustrates operating profit at the midpoint of this profit range. Each of the stair steps in the chart may individually vary within the outlook range.

(2) Other includes the impact of currency, consolidating adjustments, M&E other operating expenses, operating profit of Progress Rail and the effects of rounding.

2007 Outlook - Profit

We expect profit per share to be in the range of $5.30 to $5.80. 2007 is expected to benefit from improved price realization, partially offset by lower sales volume, higher core operating costs (including slightly higher material costs) and a higher effective tax rate.

We are currently conducting due diligence and negotiating definitive agreements with Mitsubishi Heavy Industries (MHI) that would result in Caterpillar owning a majority stake in Shin Caterpillar Mitsubishi (SCM). When complete, SCM will proceed with the execution of a share redemption for a portion of SCM’s shares held by MHI. We anticipate that redemption will take place in the fourth quarter of 2007. Our outlook excludes any impact from the potential change in ownership.

Safe Harbor

Certain statements in this Form 10-Q relate to future events and expectations and as such constitute forward-looking statements involving known and unknown factors that may cause actual results of Caterpillar Inc. to be different from those expressed or implied in the forward-looking statements. In this context, words such as "will", "expect", “anticipate” or other similar words and phrases often identify forward-looking statements made on behalf of Caterpillar. It is important to note that actual results of the company may differ materially from those described or implied in such forward-looking statements based on a number of factors and uncertainties, including, but not limited to, changes in economic conditions; currency exchange or interest rates; political stability; market acceptance of the company's products and services; significant changes in the competitive environment; epidemic diseases; changes in law, regulations and tax rates; and other general economic, business and financing conditions and factors described in more detail in the company's Form 10-K filed with the Securities and Exchange Commission on February 23, 2007. This filing is available on our website at www.cat.com/secfilings. We do not undertake to update our forward-looking statements.

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

Changes in internal control over financial reporting

During the first quarter 2007, there has been no significant change in the company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1-31, 2007	2,000,000	$59.72	2,000,000	4,767,276	[1]
February 1-28, 2007	1,527,000	$65.48	1,527,000	4,515,287	[1]
March 1-31, 2007	4,531,000	$64.26	4,531,000	395,899	[1]

Total	8,058,000	$63.36	8,058,000

1  Under the 2003 Board authorized shares repurchase program, which was exhausted in April 2007 by reducing the company’s outstanding shares to 640,000,000. In February 2007, the Board of Directors authorized a $7.50 billion stock repurchase program over the next five years, expiring on December 31, 2011. Purchases under the new authorization commenced on completion of the 2003 authorization.

Other Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Maximum Number of Shares that May Yet Be Purchased Under the Program

January 1-31, 2007	5,520	$61.51	NA	NA
February 1-28, 2007	—	$—	NA	NA
March 1-31, 2007	6,942	$63.43	NA	NA

Total	12,462	$62.58

[1] Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our foreign employees. As of March 31, 2007, those plans had approximately 12,700 participants in the aggregate. During the first quarter of 2007, approximately 161,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Exhibits
Exhibits:
3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
3.2	Bylaws, amended and restated as of February 11, 2004 (incorporated by reference from Exhibit 3.3 to the Form 10-Q filed for the quarter ended March 31, 2004).
4.1
Indenture dated as of May 1, 1987, between the Registrant and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.1 to Form S-3 (Registration No. 333-22041) filed February 19, 1997).

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

4.6
Tri-Party Agreement, dated as of November 2, 2006, between Caterpillar Inc., Citibank, N.A. and U.S. Bank National Association appointing U.S. Bank as Successor Trustee under the Indenture dated as of May 1, 1987, as amended and supplemented (incorporated by reference from Exhibit 4.6 to the 2006 Form 10-K).

10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan, amended and restated as of August 18, 2004 (incorporated by reference from Exhibit 10.1 to the 2004 Form 10-K).
10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through June 14, 2006 (incorporated by reference from Exhibit 10.2 to the 2006 Form 10-K).
10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003 (incorporated by reference from Exhibit 10.3 to the 2004 Form 10-K).
10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to the 2002 Form 10-K).
10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the 2002 Form 10-K).
10.6	Directors' Deferred Compensation Plan, as amended and restated through January 1, 2005 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).
10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).
10.8	Deferred Employees' Investment Plan, as amended and restated through February 16, 2005 (incorporated by reference as Exhibit 10.8 to the 2005 Form 10-K).
10.9
Five year Credit Agreement (“Five-Year Facility”) dated September 21, 2006 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c and Caterpillar Finance Corporation ("Borrowers"), certain financial institutions named therein ("Banks"), Citibank, N.A., ("Agent"), The Bank of Tokyo-Mitsubishi UFJ, Ltd. ("Japan Local Currency Agent"), Citibank International p.l.c., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale ("Arrangers") and Citigroup Global Markets Inc. ("Lead Arranger and Sole Book Manager") (incorporated by reference from Exhibit 99.1 to Form 8-K filed on September 26, 2006).

10.10
Japan Local Currency Addendum to the Five-Year Facility dated September 21, 2006 among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. (“Agent”), and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“Japan Local Currency Agent”) (incorporated by reference from Exhibit 99.2 to Form 8-K filed on September 26, 2006).

10.11
Local Currency Addendum to the Five-Year Facility dated September 21, 2006 among Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c., the Local Currency Banks named therein, Citibank, N.A. (“Agent”), and Citibank International plc (“Local Currency Agent”) (incorporated by reference from Exhibit 99.3 to Form 8-K filed on September 26, 2006).

10.12
Five year Credit Agreement (“Five-Year Facility”) dated September 22, 2005 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation ("Borrowers"), certain financial institutions named therein ("Banks"), Citibank, N.A., ("Agent"), The Bank of Tokyo-Mitsubishi, Ltd. ("Japan Local Currency Agent"), ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale ("Arrangers") and Citigroup Global Markets Inc. ("Lead Arranger and Sole Book Manager") (incorporated by reference from Exhibit 99.1 to Form 8-K filed on September 27, 2005).

10.13
Japan Local Currency Addendum to the Five-Year Facility dated September 22, 2005 among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. (“Agent”), and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (“Japan Local Currency Agent”) (incorporated by reference from Exhibit 99.2 to Form 8-K filed on September 27, 2005).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2007).
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
May 3, 2007	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer

(James W. Owens)

May 3, 2007	/s/ David B. Burritt	Vice President and Chief Financial Officer

(David B. Burritt)

May 3, 2007	/s/ Bradley M. Halverson	Controller and Chief Accounting Officer

(Bradley M. Halverson)

May 3, 2007	/s/James B. Buda	Secretary

(James B. Buda)