Form 10-Q/A
period 2007-03-31
CATERPILLAR INC
filed 2007-05-03
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1*)

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

*This Form 10-Q/A is identical to the Form 10-Q filed with the SEC on 5/3/07 (SEC Accession No. 0000018230-07-000304) and is being filed for the sole purpose of correcting a typographical error whereby Exhibit 31.2 did not contain the typed signature of the signing officer.

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