Form 10-Q
period 2007-06-30
CATERPILLAR INC
filed 2007-08-02
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ X ]                 Accelerated filer [     ]                             Non-accelerated filer [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [ X ]

At June 30, 2007, 639,155,181 shares of common stock of the Registrant were outstanding.

Table of Contents
		Page
Part I – Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	60

Part II – Other Information
Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	61
Item 5.	Other Information	*
Item 6.	Exhibits	62

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	June 30,
	2007	2006
Sales and revenues:
Sales of Machinery and Engines	$10,613	$9,956
Revenues of Financial Products	743	649
Total sales and revenues	11,356	10,605

Operating costs:
Cost of goods sold	8,300	7,416
Selling, general and administrative expenses	968	881
Research and development expenses	350	343
Interest expense of Financial Products	279	256
Other operating expenses	246	230
Total operating costs	10,143	9,126

Operating profit	1,213	1,479

Interest expense excluding Financial Products	80	66
Other income (expense)	70	50

Consolidated profit before taxes	1,203	1,463

Provision for income taxes	385	449
Profit of consolidated companies	818	1,014

Equity in profit (loss) of unconsolidated affiliated companies	5	32

Profit	$823	$1,046

Profit per common share	$1.28	$1.58

Profit per common share – diluted [1]	$1.24	$1.52

Weighted average common shares outstanding (millions)
- Basic	640.5	662.1
- Diluted [1]	662.8	688.5

Cash dividends declared per common share	$.66	$.55

[1] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Six Months Ended
	June 30,
	2007	2006
Sales and revenues:
Sales of Machinery and Engines	$19,934	$18,699
Revenues of Financial Products	1,438	1,298
Total sales and revenues	21,372	19,997

Operating costs:
Cost of goods sold	15,436	13,968
Selling, general and administrative expenses	1,858	1,702
Research and development expenses	690	650
Interest expense of Financial Products	550	488
Other operating expenses	485	492
Total operating costs	19,019	17,300

Operating profit	2,353	2,697

Interest expense excluding Financial Products	159	134
Other income (expense)	181	93

Consolidated profit before taxes	2,375	2,656

Provision for income taxes	760	819
Profit of consolidated companies	1,615	1,837

Equity in profit (loss) of unconsolidated affiliated companies	24	49

Profit	$1,639	$1,886

Profit per common share	$2.55	$2.83

Profit per common share – diluted [1]	$2.47	$2.72

Weighted average common shares outstanding (millions)
- Basic	642.4	666.7
- Diluted [1]	664.3	693.8

Cash dividends declared per common share	$.66	$.55

[1] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and short-term investments	$562	$530
Receivables – trade and other	7,835	8,607
Receivables – finance	6,821	6,804
Deferred and refundable income taxes	1,055	733
Prepaid expenses and other current assets	751	638
Inventories	7,106	6,351
Total current assets	24,130	23,663

Property, plant and equipment – net	9,127	8,851
Long-term receivables – trade and other	706	860
Long-term receivables – finance	12,711	11,531
Investments in unconsolidated affiliated companies	551	562
Noncurrent deferred and refundable income taxes	2,111	1,949
Intangible assets	467	387
Goodwill	1,937	1,904
Other assets	1,766	1,742
Total assets	$53,506	$51,449

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$436	$165
Financial Products	5,280	4,990
Accounts payable	4,130	4,085
Accrued expenses	2,952	2,923
Accrued wages, salaries and employee benefits	814	938
Customer advances	1,275	921
Dividends payable	230	194
Other current liabilities	803	1,145
Long-term debt due within one year:
Machinery and Engines	469	418
Financial Products	3,416	4,043
Total current liabilities	19,805	19,822

Long-term debt due after one year:
Machinery and Engines	3,670	3,694
Financial Products	14,285	13,986
Liability for postemployment benefits	5,906	5,879
Other liabilities	2,009	1,209
Total liabilities	45,675	44,590
Commitments and contingencies (Notes 10 and 12)
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (6/30/07 and 12/31/06 – 814,894,624) at paid-in amount	2,655	2,465
Treasury stock (6/30/07 – 175,739,443; 12/31/06 – 169,086,448) at cost	(8,154)	(7,352)
Profit employed in the business	15,951	14,593
Accumulated other comprehensive income (loss)	(2,621)	(2,847)
Total stockholders' equity	7,831	6,859
Total liabilities and stockholders' equity	$53,506	$51,449

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in millions)
				Accumulated other comprehensive income (loss)
	Common stock	Treasury stock	Profit employed in the business	Foreign currency translation	Pension & other post- retirement benefits[1]	Derivative financial instruments	Available-for-sale securities	Total
Six Months ended June 30, 2006
Balance at December 31, 2005	$1,859	$(4,637)	$11,808	$302	$(934)	$18	$16	$8,432
Profit	—	—	1,886	—	—	—	—	1,886
Foreign currency translation	—	—	—	108	—	—	—	108
Minimum pension liability adjustment, net of tax of $0	—	—	—	—	1	—	—	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $23	—	—	—	—	—	48	—	48
(Gains) losses reclassified to earnings, net of tax of $7	—	—	—	—	—	(17)	—	(17)
Available-for-sale securities
Gains (losses) deferred, net of tax of $1	—	—	—	—	—	—	(3)	(3)
(Gains) losses reclassified to earnings, net of tax of $9	—	—	—	—	—	—	(16)	(16)
Comprehensive Income								2,007
Dividends declared	—	—	(364)	—	—	—	—	(364)
Common shares issued from treasury stock for stock-based compensation: 12,831,052	67	283	—	—	—	—	—	350
Stock-based compensation expense	92	—	—	—	—	—	—	92
Tax benefits from stock-based compensation	148	—	—	—	—	—	—	148
Shares repurchased: 33,291,700	—	(2,411)	—	—	—	—	—	(2,411)
Shares issued for Progress Rail Services, Inc. acquisition: 5,341,902	227	152	—	—	—	—	—	379
Balance at June 30, 2006	$2,393	$(6,613)	$13,330	$410	$(933)	$49	$(3)	$8,633

Six Months ended June 30, 2007
Balance at December 31, 2006	$2,465	$(7,352)	$14,593	$471	$(3,376)	$48	$10	$6,859
Adjustment to adopt FIN 48	—	—	141	—	—	—	—	141
Balance at January 1, 2007	2,465	(7,352)	14,734	471	(3,376)	48	10	7,000
Profit	—	—	1,639	—	—	—	—	1,639
Foreign currency translation	—	—	—	106	—	—	—	106
Amortization of pension and other postretirement benefits losses, net of tax of $66	—	—	—	—	122	—	—	122
Derivative financial instruments
Gains (losses) deferred, net of tax of $17	—	—	—	—	—	31	—	31
(Gains) losses reclassified to earnings, net of tax of $19	—	—	—	—	—	(35)	—	(35)
Available-for-sale securities
Gains (losses) deferred, net of tax of $4	—	—	—	—	—	—	6	6
(Gains) losses reclassified to earnings, net of tax of $1	—	—	—	—	—	—	(4)	(4)
Comprehensive Income								1,865
Dividends declared	—	—	(422)	—	—	—	—	(422)
Common shares issued from treasury stock for stock-based compensation: 8,047,005	8	215	—	—	—	—	—	223
Stock-based compensation expense	82	—	—	—	—	—	—	82
Tax benefits from stock-based compensation	100	—	—	—	—	—	—	100
Shares repurchased: 14,700,000	—	(1,017)	—	—	—	—	—	(1,017)
Balance at June 30, 2007	$2,655	$(8,154)	$15,951	$577	$(3,254)	$44	$12	$7,831

[1]
Pension and other postretirement benefits include the aggregate adjustment for unconsolidated companies of $0 million and $1 million for the six months ended June 30, 2007 and 2006, respectively.  The ending balances were $43 million and $36 million at June 30, 2007 and 2006, respectively.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Condensed Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Six Months Ended
	June 30,
	2007	2006
Cash flow from operating activities:
Profit	$1,639	$1,886
Adjustments for non-cash items:
Depreciation and amortization	849	802
Other	71	94
Changes in assets and liabilities:
Receivables – trade and other	987	(762)
Inventories	(691)	(755)
Accounts payable and accrued expenses	(46)	356
Other assets – net	(300)	23
Other liabilities – net	727	277
Net cash provided by (used for) operating activities	3,236	1,921

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(582)	(552)
Expenditures for equipment leased to others	(621)	(532)
Proceeds from disposals of property, plant and equipment	208	319
Additions to finance receivables	(6,356)	(5,114)
Collections of finance receivables	5,233	4,079
Proceeds from sales of finance receivables	84	980
Investments and acquisitions (net of cash acquired)	(174)	(419)
Proceeds from sales of available-for-sale securities	119	219
Investments in available-for-sale securities	(217)	(296)
Other – net	285	167
Net cash provided by (used for) investing activities	(2,021)	(1,149)

Cash flow from financing activities:
Dividends paid	(386)	(335)
Common stock issued, including treasury shares reissued	223	349
Treasury shares purchased	(1,017)	(2,411)
Excess tax benefit from stock-based compensation	97	147
Proceeds from debt issued (original maturities greater than three months)	5,259	5,033
Payments on debt (original maturities greater than three months)	(5,453)	(5,595)
Short-term borrowings (original maturities three months or less) – net	86	1,564
Net cash provided by (used for) financing activities	(1,191)	(1,248)
Effect of exchange rate changes on cash	8	16
Increase (decrease) in cash and short-term investments	32	(460)

Cash and short-term investments at beginning of period	530	1,108
Cash and short-term investments at end of period	$562	$648

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

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2007 and 2006, (b) the consolidated financial position at June 30, 2007 and December 31, 2006, (c) the consolidated changes in stockholders' equity for the six month periods ended June 30, 2007 and 2006, and (d) the consolidated statement of cash flow for the six month periods ended June 30, 2007 and 2006.  The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Operating costs for the second quarter of 2007 include a $44 million charge (Cost of goods sold of $21 million and Selling, general and administrative expenses of $23 million) to recognize previously unrecorded liabilities related to a subsidiary pension plan. The after tax impact of this charge was $30 million. In addition, as previously announced, we are currently negotiating definitive agreements with Mitsubishi Heavy Industries that would result in Caterpillar owning a majority stake in Shin Caterpillar Mitsubishi Ltd. (SCM). Second quarter equity in profit of unconsolidated affiliated companies reflects a $13 million after tax charge for net adjustments related to revenue recognition, deferred tax valuation allowances and environmental liabilities that were identified during our due diligence procedures. Management does not consider these adjustments, aggregating $43 million after tax, to be material to the Consolidated Statement of Financial Position at June 30, 2007 or the Consolidated Statement of Results of Operations for the three and six months ended June 30, 2007.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

Comprehensive income is comprised of profit, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities and pension and other postretirement benefits.  Total comprehensive income for the three months ended June 30, 2007 and 2006 was $989 million and $1,125 million, respectively.  Total comprehensive income for the six months ended June 30, 2007 and 2006 was $1,865 million and $2,007 million, respectively.

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

(2)
Engines— A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts.  Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machine and engine components and remanufacturing services for other companies.  Reciprocating engines meet power needs ranging from 5 to 21,500 horsepower (4 to more than 16 000 kilowatts).  Turbines range from 1,600 to 20,500 horsepower (1 200 to 15 000 kilowatts).

(3)
Financial Products– A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance), Caterpillar Power Ventures Corporation (Cat Power Ventures) and their respective subsidiaries.  Cat Financial provides a wide range of financing alternatives to customers and dealers for Caterpillar machinery and engines, Solar gas turbines, as well as other equipment and marine vessels.  Cat Financial also extends loans to customers and dealers.  Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.  Cat Power Ventures is an investor in independent power projects using Caterpillar power generation equipment and services.

Our Machinery and Engines operations are highly integrated. Throughout the Notes, Machinery and Engines represents the aggregate total of these principal lines of business.

2.	New Accounting Pronouncements

SFAS 155 – In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis.  This new accounting standard was effective January 1, 2007.  The adoption of SFAS 155 did not have a material impact on our financial statements.

SFAS 156 – In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable.  In addition, this Statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities.  This new accounting standard was effective January 1, 2007.  The adoption of SFAS 156 did not have a material impact on our financial statements.

FIN 48 – In July 2006, the FASB issued FIN 48  “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, we adopted the provisions of FIN 48 as of January 1, 2007.  The following table summarizes the effect of the initial adoption of FIN 48. (See Note 14 for additional information.)

Initial adoption of FIN 48
	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment
(Millions of dollars)
Deferred and refundable income taxes	$733	$82	$815
Noncurrent deferred and refundable income taxes	1,949	211	2,160
Other current liabilities	1,145	(530)	615
Other liabilities	1,209	682	1,891
Profit employed in the business	14,593	141	14,734

SFAS 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008. We are currently reviewing the impact of SFAS 157 on our financial statements. We expect to complete this evaluation in 2007.

SFAS 158 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end. As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006, and will adopt the year-end measurement date in 2008 using the prospective method.

SFAS 159– In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets & Financial Liabilities – Including an Amendment of SFAS No. 115.” SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We are currently reviewing the impact of SFAS 159 on our financial statements and expect to complete this evaluation in 2007. We will adopt this new accounting standard on January 1, 2008.

3.
Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires that the cost resulting from all stock–based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, stock-settled stock appreciation rights (SARs) and restricted stock units (RSUs).  We recognized pretax stock-based compensation cost in the amount of $55 million and $83 million for the three and six months ended June 30, 2007, respectively; and $58 million and $92 million for the three and six months ended June 30, 2006, respectively.

The following table illustrates the type and fair market value of the stock-based compensation awards granted during the six month periods ended June 30, 2007 and 2006, respectively:

	2007		2006
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	4,195,188	$20.73	9,479,534	$23.44
Stock options	231,615	20.73	331,806	23.44
RSUs	1,282,020	59.94	—	—

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six month periods ended June 30, 2007 and 2006, respectively:

	Grant Year
	2007	2006
Weighted-average dividend yield	1.68%	1.79%
Weighted-average volatility	26.04%	26.79%
Range of volatilities	26.03-26.62%	26.56-26.79%
Range of risk-free interest rates	4.40-5.16%	4.34-4.64%
Weighted-average expected lives	8 years	8 years

As of June 30, 2007, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $185 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.3 years.

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

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  In the third quarter of 2006, we elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation.  The alternative transition method includes simplified methods to determine the beginning balance of the additional paid-in capital (APIC) pool related to the tax effects of stock-based compensation, and to determine the subsequent impact on the APIC pool and the Statement of Cash Flow of the tax effects of stock-based awards that were fully vested and outstanding upon the adoption of SFAS 123R.  In accordance with SFAS 154 “Accounting Changes and Error Corrections,” this change in accounting principle has been applied retrospectively to the 2006 Consolidated Statement of Cash Flow.  The impact on the Consolidated Statement of Cash Flow was a decrease in operating cash flow and an offsetting increase in financing cash flow of $27 million for the six months ended June 30, 2006.

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

Our Machinery and Engines operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Mexican peso, Singapore dollar, New Zealand dollar or Swiss franc forward or option contracts that meet the standard for hedge accounting.  Designation is performed on a specific exposure basis to support hedge accounting.  The remainder of Machinery and Engines foreign currency contracts are undesignated.  We designate as fair value hedges specific euro forward contracts used to hedge firm commitments.

As of June 30, 2007, $13 million of deferred net gains (net of tax) included in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)" in the Consolidated Statement of Results of Operations) over the next 12 months when earnings are affected by the hedged transactions. The actual amount recorded in Other income (expense) will vary based on the exchange rates at the time the hedged transactions impact earnings.

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

Gains (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2007	2006	2007	2006
Machinery and Engines:
On undesignated contracts	$4	$7	$8	$19
Financial Products:
On undesignated contracts	(4)	(7)	(10)	(1)
	$—	$—	$(2)	$18

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

Machinery and Engines operations generally use fixed rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting.  During 2001, our Machinery and Engines operations liquidated all existing fixed-to-floating interest rate swaps.  The gain ($6 million at June 30, 2007) is being amortized to earnings ratably over the remaining life of the hedged debt.  We have entered into a total of $400 million of interest rate swaps designated as fair value hedges of our fixed-rate long-term debt.

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

Financial Products liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains.  These gains ($6 million remaining at June 30, 2007) are being amortized to earnings ratably over the remaining life of the hedged debt. Financial Products liquidated floating-to-fixed interest rate swaps during 2007 that resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $2 million as of June 30, 2007 will be amortized into Interest expense over the next 12 months.

Gains (losses) included in current earnings [Other income (expense)]:
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2007	2006	2007	2006
Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain (loss) on designated interest rate derivatives	$(5)	$—	$(5)	$—
Gain (loss) on hedged debt	4	—	3	—
Gain (loss) on liquidated swaps – included in interest expense	1	1	2	2
Financial Products:
Gain (loss) on designated interest rate derivatives	(43)	(37)	(31)	(87)
Gain (loss) on hedged debt	43	37	31	87
Gain (loss) on liquidated swaps – included in interest expense	1	2	1	4
	$1	$3	$1	$6

As of June 30, 2007, $16 million, net of tax, of deferred net gains included in equity ("Accumulated other comprehensive income (loss)"), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings ("Interest expense of Financial Products" in the Consolidated Statement of Results of Operations) over the next 12 months.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated.  There were no gains or losses on undesignated contracts for the three months and six months ended June 30, 2007.  Gains on the undesignated contracts of $3 million and $3 million were recorded in current earnings (“Other income (expense)”) for the three months and six months ended June 30, 2006, respectively.

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	June 30,	December 31,
	2007	2006
Raw materials	$2,471	$2,182
Work-in-process	1,094	977
Finished goods	3,255	2,915
Supplies	286	277
Total inventories	$7,106	$6,351

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending March 31) was as follows:

Results of Operations of unconsolidated affiliated companies:	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2007	2006	2007	2006

Sales	$1,050	$1,108	$2,072	$2,133
Cost of sales	847	879	1,670	1,694
Gross profit	203	229	402	439

Profit (loss)	$40	$69	$90	$108

Caterpillar's profit (loss)	$5	$32	$24	$49

Financial Position of unconsolidated affiliated companies:	June 30,	December 31,
(Millions of dollars)	2007	2006
Assets:
Current assets	$1,815	$1,807
Property, plant and equipment – net	1,072	1,119
Other assets	155	176
	3,042	3,102
Liabilities:
Current liabilities	1,396	1,394
Long-term debt due after one year	263	309
Other liabilities	139	145
	1,798	1,848
Ownership	$1,244	$1,254

Caterpillar's investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$534	$542
Plus: Investments in cost method companies	17	20
Total investments in unconsolidated affiliated companies	$551	$562

Sales from SCM to Caterpillar for the three months ended June 30, 2007 and June 30, 2006 of $393 million and $474 million, respectively, and for the six months ended June 30, 2007 and June 30, 2006 of $772 million and $891 million, respectively, are included in the affiliated company sales.  In addition, SCM purchases of Caterpillar products are $68 million and $72 million for the three months ended June 30, 2007 and June 30, 2006, respectively, and $133 million and $143 million for the six months ended June 30, 2007 and June 30, 2006, respectively.

On February 15, 2007, we signed a nonbinding memorandum of understanding with Mitsubishi Heavy Industries Ltd. (MHI) and SCM to conclude a plan that would result in a new ownership structure for SCM.  The companies are in discussions with the intention of reaching definitive agreements that would result in Caterpillar owning a majority stake in SCM. When complete, SCM will proceed with the execution of a share redemption for a portion of SCM’s shares held by MHI. In conjunction with the plan, we agreed to discuss with MHI the creation of a new comprehensive joint venture agreement as well as certain definitive agreements for implementation of the plan.  These definitive agreements would be subject to applicable regulatory approvals. (See Note 1A for discussion of adjustments identified during our due diligence procedures.)

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	June 30, 2007	December 31, 2006
Customer relationships	19	$340	$242
Intellectual property	11	198	211
Other	13	75	73
Total finite-lived intangible assets – gross	16	613	526
Less: Accumulated amortization		146	139
Intangible assets – net		$467	$387

Amortization expense on intangible assets for the three and six months ended June 30, 2007 was $9 million and $20 million, respectively.  Amortization expense for the three and six months ended June 30, 2006 was $7 million and $13 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2007	2008	2009	2010	2011	Thereafter
$41	$41	$41	$40	$37	$287

During the first quarter 2007, we acquired finite-lived intangible assets of $89 million due to the purchase of Franklin Power Products. (See Note 15 for acquisition details.)

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."  Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.

During the first quarter of 2006, we determined that the business outlook for the parts and accessories distribution business of MG Rover Ltd., acquired in 2004, required a specific impairment evaluation.  The declining outlook of this business resulted from the MG Rover’s cessation of vehicle production and warranties resulting from bankruptcy in 2005. Although the MG Rover parts business continues to provide parts to the existing population of vehicles, the unit’s sales will continue to decline in the future as production of new vehicles has ceased. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows) to the carrying value. Because the carrying value exceeded the fair value, we allocated the fair value to the assets and liabilities of the unit and determined the fair value of the implied goodwill was zero. Accordingly, a goodwill impairment charge of $18 million was included in "Other operating expenses" in the Consolidated Statement of Results of Operations and reported in the "All Other" category in Note 13 during the first quarter of 2006.  No other goodwill was impaired or disposed of during the three or six months ended June 30, 2006.

During the first quarter of 2007, we acquired assets with related goodwill of $32 million as part of the purchase of Franklin Power Products (See Note 15 for details on the acquisition of these assets.)

The changes in carrying amount of the goodwill by reportable segment for the six months ended June 30, 2007 were as follows:

(Millions of dollars)	Heavy Construction & Mining	Electric Power	Large Power Products	All Other[1]	Consolidated Total

Balance at December 31, 2006	$20	$203	$628	$1,053	$1,904
Acquisitions	—	—	—	32	32
Other adjustments	—	—	—	1	1
Balance at June 30, 2007	$20	$203	$628	$1,086	$1,937
[1] All Other includes operating segments included in “All Other” category (See Note 13).

8.	Available-For-Sale Securities

Financial Products, primarily Cat Insurance, has investments in certain debt and equity securities that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115) and recorded at fair value based upon quoted market prices. These fair values are included in "Other assets" in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the FIFO ("first-in, first-out") method for debt instruments and the specific identification method for equity securities.  Realized gains and losses are included in "Other income (expense)" in the Consolidated Statement of Results of Operations.

	June 30, 2007			December 31, 2006
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt	$355	$(6)	$349	$355	$(5)	$350
Corporate bonds	637	(9)	628	541	(6)	535
Equity securities	161	35	196	154	26	180
Total	$1,153	$20	$1,173	$1,050	$15	$1,065

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	June 30, 2007
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt	$158	$1	$170	$4	$328	$5
Corporate bonds	338	5	200	5	538	10
Equity securities	20	1	—	—	20	1
Total	$516	$7	$370	$9	$886	$16

	December 31, 2006
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt	$116	$—	$199	$4	$315	$4
Corporate bonds	198	1	233	5	431	6
Equity securities	22	1	1	—	23	1
Total	$336	$2	$433	$9	$769	$11

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at June 30, 2007, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$97
Due after one year through five years	$270
Due after five years through ten years	$112
Due after ten years	$498

Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2007 were $57 million and $119 million, respectively.  Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2006 were $144 million and $219 million, respectively. Gross gains of $2 million and $6 million, and gross losses of $1 million and $1 million were included in current earnings for the three and six months ended June 30, 2007, respectively.  Gross gains of $24 million and $30 million, and gross losses of $4 million and $5 million were included in current earnings for the three and six months ended June 30, 2006, respectively.

9.	Postretirement Benefits

A. Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
For the three months ended:
Components of net periodic benefit cost:
Service cost	$46	$40	$17	$16	$23	$23
Interest cost	149	144	31	27	74	76
Expected return on plan assets	(210)	(200)	(41)	(35)	(33)	(29)
Amortization of:
Net asset existing at adoption of SFAS 87/106	—	—	1	—	1	—
Prior service cost[1]	15	14	2	2	(9)	(8)
Net actuarial loss (gain)	53	58	14	14	19	29
Adjustment for subsidiary pension plan[2]	44	—	—	—	—	—
Total cost included in operating profit	$97	$56	$24	$24	$75	$91

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
For the six months ended:
Components of net periodic benefit cost:
Service cost	$92	$80	$35	$32	$45	$47
Interest cost	298	287	63	54	148	152
Expected return on plan assets	(420)	(399)	(82)	(70)	(65)	(58)
Amortization of:
Net asset existing at adoption of SFAS 87/106	—	—	1	—	1	1
Prior service cost[1]	29	29	3	3	(18)	(16)
Net actuarial loss (gain)	107	116	27	28	39	57
Adjustment for subsidiary pension plan[2]	44	—	—	—	—	—
Total cost included in operating profit	$150	$113	$47	$47	$150	$183

Weighted-average assumptions used to determine net cost:
Discount rate	5.5%	5.6%	4.8%	4.6%	5.5%	5.6%
Expected return on plan assets	9.0%	9.0%	7.7%	7.5%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	4.0%	3.7%	4.0%	4.0%

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

[2] See Note 1A for discussion of the adjustment.

We made $33 million of contributions to pension plans during the six months ended June 30, 2007 and we currently anticipate additional contributions of approximately $15 million during the remainder of the year. Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2007, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2007	2006	2007	2006
U.S. Plans	$49	$30	$103	$88
Non-U.S. Plans	7	5	15	11
	$56	$35	$118	$99

10.	Guarantees and Product Warranty

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

Cat Financial has provided a limited indemnity to a third party bank for $32 million resulting from the assignment of certain leases to that bank. The indemnity is for the remote chance that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees. At June 30, 2007 and December 31, 2006, the recorded liability for these guarantees was $9 million and $10 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30,	December 31,
	2007	2006
Guarantees with Caterpillar dealers	$392	$527
Guarantees with customers	59	48
Limited indemnity	32	35
Guarantees – other	25	21
Total guarantees	$508	$631

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments.

(Millions of dollars)	2007
Warranty liability, January 1	$953
Reduction in liability (payments)	(426)
Increase in liability (new warranties)	463
Warranty liability, June 30	$990

(Millions of dollars)	2006
Warranty liability, January 1	$879
Reduction in liability (payments)	(745)
Increase in liability (new warranties)	819
Warranty liability, December 31	$953

11.	Computations of Profit Per Share

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share data)		2007	2006	2007	2006
I.	Profit for the period (A):	$823	$1,046	$1,639	$1,886

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	640.5	662.1	642.4	666.7
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	22.3	26.4	21.9	27.1
	Average common shares outstanding for fully diluted computation (C)	662.8	688.5	664.3	693.8

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.28	$1.58	$2.55	$2.83
	Assuming full dilution (A/C)	$1.24	$1.52	$2.47	$2.72

SARs and stock options to purchase 4.7 million and 13.9 million common shares were outstanding for the three months and six months ended June 30, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three and six months ended June 30, 2006, there were outstanding SARs and stock options to purchase 9.7 million common shares which were antidilutive.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions, and although penalties could potentially exceed $100 thousand, management does not believe that this issue will have a material adverse impact on Caterpillar’s financial position.

We have disclosed certain individual environmental matters and legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance (including claimed asbestos and welding fumes exposure), contracts, employment issues or intellectual property rights.   Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 25.

Business Segments Three Months Ended June 30, (Millions of dollars)
	Machinery and Engines
2007	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$821	$(14)	$1,987	$751	$(95)	$918	$2,474	$1,283	$2,421	$10,546	$913	$11,459
Inter-segment sales & revenue	—	2,050	—	74	2,124	480	47	24	7,922	12,721	—	12,721
Total sales and revenues	$821	$2,036	$1,987	$825	$2,029	$1,398	$2,521	$1,307	$10,343	$23,267	$913	$24,180
Depreciation and amortization	$1	$—	$—	$6	$45	$12	$1	$2	$164	$231	$165	$396
Imputed interest expense	$2	$—	$3	$6	$16	$8	$(1)	$2	$96	$132	$282	$414
Accountable profit (loss)	$23	$279	$83	$70	$87	$75	$7	$23	$727	$1,374	$203	$1,577
Accountable assets at June 30, 2007	$200	$31	$373	$728	$2,101	$1,019	$(200)	$174	$12,856	$17,282	$28,806	$46,088
Capital Expenditures	$5	$—	$—	$5	$56	$15	$(1)	$1	$212	$293	$402	$695

	Machinery and Engines
2006	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$689	$(16)	$1,411	$633	$(57)	$724	$3,335	$1,413	$1,770	$9,902	$830	$10,732
Inter-segment sales & revenue	—	1,993	2	67	2,128	483	100	23	7,963	12,759	—	12,759
Total sales and revenues	$689	$1,977	$1,413	$700	$2,071	$1,207	$3,435	$1,436	$9,733	$22,661	$830	$23,491
Depreciation and amortization	$—	$—	$1	$6	$43	$11	$1	$2	$137	$201	$167	$368
Imputed interest expense	$2	$—	$1	$5	$13	$7	$1	$1	$80	$110	$262	$372
Accountable profit (loss)	$21	$287	$57	$44	$208	$81	$148	$33	$876	$1,755	$176	$1,931
Accountable assets at December 31, 2006	$352	$28	$285	$702	$2,022	$941	$(196)	$207	$12,160	$16,501	$28,406	$44,907
Capital Expenditures	$1	$1	$—	$16	$48	$16	$1	$1	$166	$250	$328	$578

Business Segments Six Months Ended June 30, (Millions of dollars)
	Machinery and Engines
2007	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$1,617	$(29)	$3,559	$1,439	$(184)	$1,691	$4,799	$2,399	$4,499	$19,790	$1,788	$21,578
Inter-segment sales & revenues	—	3,833	1	141	4,033	933	101	49	15,211	24,302	1	24,303
Total sales and revenues	$1,617	$3,804	$3,560	$1,580	$3,849	$2,624	$4,900	$2,448	$19,710	$44,092	$1,789	$45,881
Depreciation and amortization	$2	$1	$—	$12	$88	$22	$1	$4	$319	$449	$320	$769
Imputed interest expense	$5	$—	$5	$11	$32	$15	$(2)	$3	$187	$256	$556	$812
Accountable profit (loss)	$55	$522	$131	$121	$234	$140	$(3)	$23	$1,469	$2,692	$388	$3,080
Accountable assets at June 30, 2007	$200	$31	$373	$728	$2,101	$1,019	$(200)	$174	$12,856	$17,282	$28,806	$46,088
Capital Expenditures	$6	$—	$—	$3	$95	$22	$—	$2	$355	$483	$669	$1,152

	Machinery and Engines
2006	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$1,321	$(30)	$2,489	$1,173	$(127)	$1,356	$6,460	$2,720	$3,219	$18,581	$1,628	$20,209
Inter-segment sales & revenues	—	3,843	2	118	4,085	905	195	45	15,057	24,250	1	24,251
Total sales and revenues	$1,321	$3,813	$2,491	$1,291	$3,958	$2,261	$6,655	$2,765	$18,276	$42,831	$1,629	$44,460
Depreciation and amortization	$1	$—	$1	$11	$85	$23	$1	$4	$272	$398	$333	$731
Imputed interest expense	$4	$—	$2	$10	$25	$14	$3	$2	$156	$216	$498	$714
Accountable profit (loss)	$46	$533	$122	$73	$385	$158	$279	$63	$1,607	$3,266	$354	$3,620
Accountable assets at December 31, 2006	$352	$28	$285	$702	$2,022	$941	$(196)	$207	$12,160	$16,501	$28,406	$44,907
Capital Expenditures	$1	$1	$—	$19	$82	$23	$1	$2	$305	$434	$591	$1,025

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2007:
Total external sales and revenues from business segments	$10,546	$913	$—	$11,459
Other	67	(67)	(103)[1]	(103)
Total sales and revenues	$10,613	$846	$(103)	$11,356

Three Months Ended June 30, 2006:
Total external sales and revenues from business segments	$9,902	$830	$—	$10,732
Other	54	(62)	(119)[1]	(127)
Total sales and revenues	$9,956	$768	$(119)	$10,605

[1]Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2007:
Total external sales and revenues from business segments	$19,790	$1,788	$—	$21,578
Other	144	(143)	(207)[1]	(206)
Total sales and revenues	$19,934	$1,645	$(207)	$21,372

Six Months Ended June 30, 2006:
Total external sales and revenues from business segments	$18,581	$1,628	$—	$20,209
Other	118	(114)	(216)[1]	(212)
Total sales and revenues	$18,699	$1,514	$(216)	$19,997

[1]Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended June 30, 2007:
Total accountable profit from business segments	$1,374	$203	$1,577
Corporate costs	(273)	—	(273)
Timing	(4)	—	(4)
Methodology differences:
Inventory/cost of sales	(23)	—	(23)
Postretirement benefit expense	(56)	—	(56)
Financing costs	(17)	—	(17)
Equity in profit of unconsolidated affiliated companies	(4)	(1)	(5)
Currency	22	—	22
Other methodology differences	—	—	—
Other	(18)	—	(18)
Total profit before taxes	$1,001	$202	$1,203

Three Months Ended June 30, 2006:
Total accountable profit from business segments	$1,755	$176	$1,931
Corporate costs	(254)	—	(254)
Timing	(41)	—	(41)
Methodology differences:
Inventory/cost of sales	7	—	7
Postretirement benefit expense	(83)	—	(83)
Financing costs	(31)	—	(31)
Equity in profit of unconsolidated affiliated companies	(32)	—	(32)
Currency	(3)	—	(3)
Other methodology differences	(32)	16	(16)
Other	(15)	—	(15)
Total profit before taxes	$1,271	$192	$1,463

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Six Months Ended June 30, 2007:
Total accountable profit from business segments	$2,692	$388	$3,080
Corporate costs	(539)	—	(539)
Timing	12	—	12
Methodology differences:
Inventory/cost of sales	(11)	—	(11)
Postretirement benefit expense	(106)	—	(106)
Financing costs	(37)	—	(37)
Equity in profit of unconsolidated affiliated companies	(22)	(2)	(24)
Currency	36	—	36
Other methodology differences	4	4	8
Other	(44)	—	(44)
Total profit before taxes	$1,985	$390	$2,375

Six Months Ended June 30, 2006:
Total accountable profit from business segments	$3,266	$354	$3,620
Corporate costs	(484)	—	(484)
Timing	(102)	—	(102)
Methodology differences:
Inventory/cost of sales	(65)	—	(65)
Postretirement benefit expense	(164)	—	(164)
Financing costs	(51)	—	(51)
Equity in profit of unconsolidated affiliated companies	(48)	(1)	(49)
Currency	2	—	2
Other methodology differences	(48)	20	(28)
Other	(23)	—	(23)
Total profit before taxes	$2,283	$373	$2,656

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
June 30, 2007:
Total accountable assets from business segments	$17,282	$28,806	$—	$46,088
Items not included in segment assets:
Cash and short-term investments	379	183	—	562
Intercompany trade receivables	158	77	(235)	—
Trade and other receivables	184	—	—	184
Investment in unconsolidated affiliated companies	436	—	(16)	420
Investment in Financial Products	3,853	—	(3,853)	—
Deferred income taxes and prepaids	3,702	122	(280)	3,544
Intangible assets and other assets	1,213	—	—	1,213
Service center assets	1,003	—	—	1,003
Liabilities included in segment assets	2,832	14	—	2,846
Inventory methodology differences	(2,387)	—	—	(2,387)
Other	280	(247)	—	33
Total assets	$28,935	$28,955	$(4,384)	$53,506

December 31, 2006:
Total accountable assets from business segments	$16,501	$28,406	$—	$44,907
Items not included in segment assets:
Cash and short-term investments	319	211	—	530
Intercompany trade receivables	205	85	(290)	—
Trade and other receivables	281	—	—	281
Investment in unconsolidated affiliated companies	439	—	(9)	430
Investment in Financial Products	3,513	—	(3,513)	—
Deferred income taxes and prepaids	3,167	116	(327)	2,956
Intangible assets and other assets	1,283	(1)	—	1,282
Service center assets	990	—	—	990
Liabilities included in segment assets	2,337	21	—	2,358
Inventory methodology differences	(2,290)	—	—	(2,290)
Other	250	(245)	—	5
Total assets	$26,995	$28,593	$(4,139)	$51,449

14.	Income Taxes

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $742 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $486 million.  We classify interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $62 million.  The corresponding amounts at June 30, 2007 were not materially different from the amounts at the date of adoption.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, we do not expect the change to have a significant impact on our results of operations or financial position.

The Internal Revenue Service (IRS) has completed its field examination of our U.S. tax returns for 1992 to 2004.  For tax years 1992 to 1994, we expect to litigate the unagreed adjustments related to transfer pricing.   We anticipate the appeals process for tax years 1995 to 1999, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits, will be settled within the next 12 months. For tax years 2000 to 2004, we intend to appeal the unagreed adjustments primarily related to export tax benefits.   In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years.

15.	Alliances and Acquisitions

Acquisition of Franklin Power Products

In February 2007, we acquired certain assets and assumed certain liabilities of Franklin Power Products, Inc. (FPP) and International Fuel Systems, Inc. (IFS), subsidiaries of Remy International.  In June 2007, pursuant to the acquisition agreement, additional assets were purchased from Remy International for $7 million which increased the total purchase price to approximately $165 million, consisting of $160 million paid at the closings and an additional $5 million post closing adjustment paid in July 2007.   FPP is a remanufacturer of on-highway light and medium duty truck diesel engines and engine components.  IFS provides remanufactured diesel components such as high-pressure fuel pumps, fuel injectors and turbochargers.  This acquisition represents a strategic expansion of our engine and engine component remanufacturing operations.

This transaction was financed with available cash and commercial paper borrowings.  Net tangible assets acquired and liabilities assumed of $44 million were recorded at their fair values.  Finite-lived intangible assets acquired of $89 million related to customer relationships are primarily being amortized on a straight-line basis over 20 years.  Goodwill of $32 million, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.  These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and other post-closing procedures.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “All Other” category in Note 13.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported record second-quarter sales and revenues of $11.356 billion. We also reported profit of $823 million, or $1.24 per share, for the second quarter ending June 30, 2007.

Our second-quarter sales and revenues demonstrated the strength of our global reach.  Sales growth outside of North America largely offset the impact of the planned decline in North American dealer machine inventories, the severe drop in demand for on-highway truck engines and weakness in North American construction markets.  Sales and revenues were up 7 percent from last year’s second quarter.  The strength of economies outside of North America, our broad global footprint and growth in diversified service businesses all helped us deliver higher sales.

Sales and revenues of $11.356 billion increased $751 million from the second quarter of 2006. The increase was a result of:

▪	$943 million improvement in sales volume outside North America
▪	$411 million of sales from Progress Rail, which was acquired in June of 2006
▪	$198 million of higher sales related to the impact of currency
▪	$168 million of improved price realization, despite an unfavorable geographic sales mix
▪	$ 94 million of additional Financial Products revenues.

The increase was partially offset by a $1.063 billion decline in physical sales volume in North America, which was largely a result of the following three factors:

▪
Impact of dealer machine inventory reduction — North American dealers reduced inventory, as planned, by about $800 million during the second quarter of 2007 as compared with a $200 million reduction in the second quarter of 2006.  The improvement this year is a joint effort with dealers, is a key element of the Cat Production System (CPS) and is consistent with our goal of improving velocity throughout the value chain.

▪	On-highway truck — a $366 million drop in on-highway truck engine sales.
▪	Weak construction activity in North America, notably U.S. housing related markets, resulted in lower sales.

Profit of $823 million was down $223 million from the second quarter of 2006, and profit per share (PPS) decreased $0.28—from $1.52 per share in the second quarter of 2006 to $1.24.

Disappointing earnings in the second quarter were attributable to the sharp negative swing in on-highway truck engine profitability, weakness in North American machine sales, continued selected supply chain disruptions and higher material costs. Manufacturing costs were also higher, in part, due to transitional costs associated with the launch of the Cat Production System.

While costs were a challenge, we were pleased with the spectacular sales growth outside North America and the performance of our engine businesses other than on-highway truck.  We are encouraged by the strength of our order board overall, particularly for our large machines and engines.

Outlook

We are maintaining our full-year outlook for profit per share. The company expects full-year sales and revenues of about $44 billion, up from $41.5 billion in 2006, and profit in a range of $5.30 to $5.80 per share, up from $5.17 per share in 2006.

With six months under our belt we are confident in the top-line and have adjusted our expectation for sales and revenues to about $44 billion. While we have more work to do on costs, we are maintaining our per share profit outlook of between $5.30 and $5.80 for the full year.  We expect core operating cost comparisons to improve and are taking action to lower discretionary spending.  However, we’ll continue to aggressively implement the Cat Production System.  We know that CPS deployment and 6 Sigma discipline are the keys to realizing our 2010 targets for safety, quality, velocity and PPS growth.

We are making substantial investments in new product technology, expanded capacity, CPS deployment and selective acquisitions that will help us to deliver solid top-line growth and our goal of 15-20 percent average annual growth in PPS to 2010. Our leadership team is committed to delivering these results, and we have a good line of sight to achieving these goals.

Note: Glossary of terms included on pages 40-41; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in consolidated sales and revenues between second quarter 2006 (at left) and second quarter 2007 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar.  The bar entitled Machinery Volume includes Progress Rail sales.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for second quarter 2007 were $11.356 billion, up $751 million, or 7 percent, from second quarter 2006.  Machinery volume including Progress Rail was up $203 million.  Excluding Progress Rail, Machinery volume was down $208 million.  Engines volume was up $88 million.  Currency had a positive impact on sales of $198 million due primarily to the strengthening of the euro.  Price realization improved $168 million despite unfavorable geographic mix. In addition, Financial Products revenues increased $94 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change
2nd Quarter 2007
Machinery	$7,275	6%	$3,250	(14%)	$2,260	35%	$823	23%	$942	23%
Engines[1]	3,338	8%	1,338	(8%)	1,263	27%	262	12%	475	18%
Financial Products[2]	743	14%	508	11%	109	15%	66	38%	60	25%
	$11,356	7%	$5,096	(10%)	$3,632	31%	$1,151	21%	$1,477	22%
2nd Quarter 2006
Machinery	$6,875		$3,764		$1,680		$667		$764
Engines[1]	3,081		1,447		998		233		403
Financial Products[2]	649		458		95		48		48
	$10,605		$5,669		$2,773		$948		$1,215

[1]Does not include internal engines transfers of $647 million and $599 million in second quarter 2007 and 2006, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2]Does not include internal revenues earned from Machinery and Engines of $103 million and $119 million in second quarter 2007 and 2006, respectively.

Machinery Sales - Sales were $7.275 billion in second quarter 2007, an increase of $400 million, or 6 percent, from second quarter 2006.

▪	Excluding Progress Rail, machine volume decreased $208 million. Sales volume declined in North America but increased in all other regions.

▪	Price realization increased $62 million.

▪	Currency benefited sales by $135 million.

▪	Geographic mix between regions (included in price realization) was $59 million unfavorable due to a decrease in North American sales compared to second quarter 2006.

▪	The acquisition of Progress Rail added $411 million to sales in North America.

▪
A primary driver of the decline in sales volume was the joint undertaking with dealers to reduce their inventories.  Dealers reported inventories at the end of the quarter lower than a year earlier in both dollars and months of supply.

▪
Sales volume declined significantly in North America due to sizable reductions in dealer inventories and an unfavorable economic environment for key industries in the United States.  Problems included a severe downturn in housing construction, a decline in contracting for both nonresidential building and highway construction and much lower coal production.

▪
As in the first quarter, sales volume increased in all regions outside North America with the Europe, Africa and the Middle East (EAME) region particularly strong.  Interest rates generally remained favorable, and most economies experienced strong growth.  Higher commodity prices improved budget revenues for many governments, particularly in emerging markets.  As a result, construction grew in many countries, often 10 percent or more.

▪
Throughout the world, including the United States, metals mining and petroleum remained favorable for machine sales.  Metals prices continued to rise during the quarter and were well above year earlier prices.  Oil and natural gas prices, although not much different from a year earlier, remained extremely favorable for new investment.  Both drill rig and pipeline activity increased.

▪
Coal mining was favorable, except in the United States.  International contract prices for thermal coal increased 6 percent, and output increased in the major producing countries of China, Indonesia and South Africa.

North America– Sales declined $514 million, or 14 percent.

▪	Progress Rail sales were $411 million. Excluding Progress Rail, sales volume decreased $922 million.

▪
The major contributor to lower sales volume was a joint effort to significantly reduce dealer inventories to improve velocity and better cope with weaker economic conditions.  Dealer inventories declined almost $800 million in the second quarter compared to a decline of about $200 million in second quarter 2006.  As a result, reported dealer inventories at the end of the quarter were well below a year earlier in both dollars and months of supply.

▪	Price realization decreased $3 million.

▪
Nonresidential building construction underway remains strong, but contracting for new projects slowed abruptly, possibly in response to lower returns on industrial and retail projects and fewer new home developments.  Compared to a year earlier, contracts awarded for commercial and industrial construction declined almost 7 percent, and those for institutional buildings fell 19 percent.

▪
Highway contracts awarded in the second quarter, net of inflation, were almost 7 percent lower than a year earlier.  Delays in passing the federal government budget limited the increase in federal funding early in the year.

▪
The economic environment facing many key industries in the United States was unfavorable.  Activity declined in some sectors, output prices fell in others and uncertainty about the future increased.  As a result, users curtailed fleet expansions and delayed replacement purchases, even in some applications where activity and output prices were favorable.  In addition, dealers added fewer units to their rental fleets and let existing fleets age.

▪
Housing construction continued to decline in the second quarter.  Housing starts in the United States were 21 percent lower than in second quarter 2006.  New home prices declined, and the inventory of unsold homes remained above normal.  Mortgage interest rates increased during the quarter, and lenders tightened standards.

▪
Coal production fell 6 percent from second quarter 2006, depressing sales of machines used in coal mining.  Electric utilities increased output slightly more than 1 percent and continued shifting fuel usage towards natural gas.  At the start of the quarter, coal stockpiles were almost 20 percent higher than a year earlier.  Spot coal prices improved during the quarter but still averaged more than 10 percent lower than a year earlier.

▪
Metals mining and petroleum were favorable since metals, oil and natural gas prices were attractive for investment.  In addition, metals mine output increased almost 2 percent, and pipeline activity strengthened.

EAME– Sales increased $580 million, or 35 percent.

▪	Sales volume increased $405 million.

▪	Price realization increased $72 million.

▪	European currencies strengthened against the U.S. dollar and benefited sales by $103 million.

▪
The gain in sales volume resulted largely from increases in deliveries to end users, as reported by dealers.  Dealers also increased inventories to support that growth, but reported inventories in months of supply were lower than a year earlier.

▪
Sales volume in Europe continued to benefit from good economic growth.  Housing permits have declined, but both nonresidential and infrastructure construction grew rapidly.  Total construction activity has increased about 7 percent this year.  Within the Eurozone, improved corporate profits and increased lending to businesses contributed to growth in nonresidential construction.  Governments also increased capital spending, which benefited infrastructure construction.

▪
Sales volume increased rapidly in Africa/Middle East, with most countries participating in that growth.  Favorable crude oil prices encouraged a 15 percent increase in drill rig activity, and high metals prices led to more mine development.  Higher coal prices caused South African coal production to increase more than 7 percent this year.  Favorable commodity prices, along with greater output, let governments increase foreign exchange holdings more than 20 percent and expand spending.  Significant construction activity is underway; year to date construction increased 17 percent in South Africa, 16 percent in Turkey and 10 percent in Egypt.  Infrastructure booms are underway in several Middle Eastern countries.

▪
Sales volume in the Commonwealth of Independent State (CIS) nearly doubled with the gain largely occurring in Russia.  Higher commodity prices and low interest rates allowed strong economic growth and improved the government’s budget.  The Russian government raised expenditures more than 35 percent year to date, increased the budget surplus and increased foreign exchange reserves more than 60 percent.  As a result, construction has increased 25 percent year to date.

Latin America– Sales increased $156 million, or 23 percent.

▪	Sales volume increased $132 million.

▪	Price realization rose $13 million.

▪	Currency benefited sales by $11 million.

▪
Dealers increased machine inventories in anticipation of stronger customer demand which accounted for the growth in sales volume.  However, reported inventories in months of supply were about even with last year’s low supply figures.

▪	Dealers reported a slight decline in deliveries compared to second quarter last year, which was the highest quarter on record. Economic factors impacting sales remained positive.

▪
Most governments kept inflation under control, allowing them to maintain low interest rates.  Regional exports grew about 13 percent, and governments increased foreign exchange reserves 25 percent.  These factors contributed to good growth in construction.

▪
Favorable prices encouraged increased mining output.  Chile, the world’s largest copper producer, increased exports 24 percent year to date, and Brazil, a major iron ore producer, increased exports 35 percent.

Asia/Pacific– Sales increased $178 million, or 23 percent.

▪	Sales volume increased $118 million.

▪	Price realization increased $39 million.

▪	Currency benefited sales by $21 million.

▪
The gain in sales volume resulted from an increase in deliveries to end users as reported by dealers.  Dealers reduced reported inventories during the quarter, leaving them lower than last year in terms of both dollars and months of supply.

▪
China and India both raised interest rates, but those changes had little impact on economic growth.  Most other countries either held rates steady or lowered them.  As a result, regional economic growth likely continued near a 7 percent rate.  Construction increased rapidly, with 11 percent growth in both Australia and India.  In China, year to date spending on housing construction increased 30 percent, and spending on office construction rose 29 percent.

▪
Mining benefited from higher metals and coal prices.  Australia increased exploration spending 40 percent in the first quarter, and mine production increased 13 percent.  Year to date, China’s production of coal rose 12 percent, and Indonesia, a major coal exporter, had a 49 percent increase in all mineral exports.

Engines Sales - Sales were $3.338 billion in second quarter 2007, an increase of $257 million, or 8 percent, from second quarter 2006.

▪	Sales volume increased $88 million.

▪	Price realization increased $106 million.

▪	Currency benefited sales by $63 million.

▪	Geographic mix between regions (included in price realization) was $12 million favorable.

▪	Dealer reported inventories in constant dollars and months of supply were up but continued to be supported by strong delivery rates.

▪	Significant increases in sales for electric power, petroleum, marine and industrial applications have more than offset a $380 million decline in on-highway truck engine sales.

▪	Price realization for the second quarter 2007 benefited from price increases implemented in the third quarter 2006 and first quarter 2007.

North America– Sales decreased $109 million, or 8 percent.

▪	Sales volume decreased $141 million.

▪	Price realization increased $32 million.

▪
Sales for on-highway truck applications declined $366 million due to less than anticipated demand for the 2007 model year engines and continuing transition of several original equipment manufacturers (OEMs) to the 2007 emissions technology engines.

▪
Sales for petroleum applications increased 47 percent due to high oil and gas commodity prices leading to strong engine demand from exploration and production companies along with success from gas pipeline and storage construction projects.  Turbine sales increased with strong sales in North American natural gas transmission.

▪	Sales for electric power applications increased 41 percent supported by data center installations.

EAME – Sales increased $265 million, or 27 percent.

▪	Sales volume increased $184 million.

▪	Price realization increased $34 million.

▪	Currency benefited sales by $47 million.

▪	Sales for electric power applications increased 32 percent with strong demand for large gas units and Middle East rental fleet expansion. Turbines increased with sales into large power plant projects.

▪	Sales for petroleum applications increased 50 percent based on widespread demand for engines used in drilling applications and turbines and turbine-related services to support oil production.

▪	Sales for marine applications increased 24 percent with increased demand for workboats, commercial oceangoing vessels and cruise ships.

▪	Sales for industrial applications increased 9 percent with widespread demand for agriculture and other types of OEM equipment.

Latin America – Sales increased $29 million, or 12 percent.

▪	Sales volume increased $26 million.

▪	Price realization increased $3 million.

▪	Sales for electric power engines increased 61 percent from widespread investment supported by strong oil and commodity prices.

▪	Sales into truck applications declined 48 percent as a result of reduced demand. Latin American truck facilities decreased exports of trucks destined for North America.

▪	Sales for marine applications more than tripled due to increased workboat activity, which supports the petroleum industry.

Asia/Pacific– Sales increased $72 million, or 18 percent.

▪	Sales volume increased $31 million.

▪	Price realization increased $25 million.

▪	Currency benefited sales by $16 million.

▪	Sales for petroleum applications increased 30 percent as Chinese drill rig builders manufactured at record levels for domestic and export use.

▪	Sales for marine applications increased 54 percent with continued strong demand for workboat and offshore shipbuilding. Large diesel demand grew in the offshore and general cargo industries.

▪	Sales for electric power applications decreased by 24 percent driven by delays in securing financing for several key projects.

▪	Sales for industrial applications increased 60 percent with widespread demand for engines used in agriculture and other types of OEM applications.

Financial Product Revenues - Revenues were $743 million in second quarter 2007, an increase of $94 million, or 14 percent, from second quarter 2006.

▪	Growth in average earning assets increased revenues $40 million.

▪	The impact of higher interest rates on new and existing finance receivables benefited revenues $30 million.

▪	Other revenues increased $16 million due to the absence of a write-down of a marine-related asset in second quarter 2007 compared to second quarter 2006.

▪	Revenues from earned premiums at Cat Insurance increased $14 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between second quarter 2006 (at left) and second quarter 2007 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with its Board of Directors and employees.  The bar entitled Consolidating Adjustments/M&E Other Operating Expense includes the operating profit impact of Progress Rail.

Operating profit in second quarter 2007 decreased $266 million, or 18 percent, from last year, driven by higher core operating costs, partially offset by higher price realization.

Core operating costs rose $435 million from second quarter 2006.  Of this increase, $394 million was due to increased manufacturing costs.  The increase in manufacturing costs was due primarily to operating inefficiencies and higher material costs.  Operating inefficiencies were the result of a significant decline in on-highway truck engine production, selected supply chain challenges, inefficiencies related to new product introductions and capacity increases.  Our manufacturing costs were also up from last year’s levels due to transitional costs associated with the launch of the Cat Production System.  SG&A and R&D combined as a percent of sales remained essentially flat with last year.

Manufacturing and non-manufacturing costs were impacted about equally by a second quarter 2007 charge of $44 million to recognize previously unrecorded liabilities related to a subsidiary pension plan.

Operating Profit by Principal Line of Business
(Millions of dollars)	Second Quarter 2006	Second Quarter 2007	$ Change	% Change
Machinery[1]	$986	$741	$(245)	(25%)
Engines[1]	435	379	(56)	(13%)
Financial Products	157	184	27	17%
Consolidating Adjustments	(99)	(91)	8
Consolidated Operating Profit	$1,479	$1,213	$(266)	(18%)

[1]Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $741 million was down $245 million, or 25 percent, from second quarter 2006.  Improved price realization was offset by the unfavorable impact of lower sales volume and higher core operating costs.

▪
Engines operating profit of $379 million was down $56 million, or 13 percent, from second quarter 2006.  Higher sales volume and improved price realization were offset by higher core operating costs including a $44 million charge to recognize previously unrecorded liabilities related to a subsidiary pension plan.

The decline in truck engine sales has had a significant negative effect on overall engine sales and operating profit.  Overall engine sales in the quarter were up $257 million, despite a decline in truck-related sales of $380 million ($366 million in North America). Continued strength in our commercial engines industries has allowed us to offset much of the profit decline in the on-highway truck engine industry.  Sales of electric power, petroleum, marine and industrial engines were up $637 million and reflect continued end market strength in those areas.  The negative impact on operating profit from the drop in on-highway truck was about $150 million.

▪
Financial Products operating profit of $184 million was up $27 million, or 17 percent, from second quarter 2006. The increase was primarily attributable to a $26 million impact from improved net yield on average earning assets and the absence of a $16 million write-down of a marine-related asset, partially offset by an $11 million decrease in operating profit at Cat Insurance due to higher claims experience.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three Months Ended June 30,
(Millions of dollars)	2007	2006
North America Geographic Region	$4,588	$5,211
Sales included in the Power Systems Marketing segment	(731)	(1,000)
Sales included in the Electric Power segment	(206)	(167)
Company owned dealer sales included in the All Other category	(172)	(233)
Other[1]	(1,005)	(476)
North America Marketing external sales	$2,474	$3,335

EAME Geographic Region	$3,523	$2,678
Sales included in the Power Systems Marketing segment	(304)	(220)
Sales included in the Electric Power segment	(416)	(326)
Other[1]	(816)	(721)
EAME Marketing external sales	$1,987	$1,411

Latin America Geographic Region	$1,085	$900
Sales included in the Power Systems Marketing segment	(28)	(52)
Sales included in the Electric Power segment	(27)	(15)
Other[1]	(112)	(109)
Latin America Marketing external sales	$918	$724

Asia/Pacific Geographic Region	$1,417	$1,167
Sales included in the Power Systems Marketing segment	(220)	(141)
Sales included in the Electric Power segment	(102)	(125)
Other[1]	(274)	(212)
Asia/Pacific Marketing external sales	$821	$689

[1] Mostly represents external sales of the All Other category.

Other Profit/Loss Items

▪	Other income/(expense) was $70 million of income compared with $50 million of income in second quarter 2006. The improvement was due to favorable impacts of currency.

▪
The provision for income taxes in the second quarter reflects an estimated annual tax rate of 32 percent for 2007 compared to 31 percent for the second quarter 2006 and 29 percent for the full year 2006.  The increase is primarily due to the repeal of Extraterritorial Income Exclusion (ETI) benefits in 2007 as well as a change in our geographic mix of profits.

▪
Equity in profit/(loss) of unconsolidated affiliated companies was income of $5 million compared with income of $32 million in the second quarter of 2006.  As previously announced, we are currently negotiating definitive agreements with Mitsubishi Heavy Industries that would result in Caterpillar owning a majority stake in Shin Caterpillar Mitsubishi Ltd. (SCM). Second quarter equity in profit/(loss) of unconsolidated affiliated companies reflects a $13 million after-tax charge for net adjustments that were identified during our due diligence procedures. Lower profit at SCM also contributed to the decrease.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2006 (at left) and the six months ended June 30, 2007 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar. The bar entitled Machinery volume includes Progress Rail sales. Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the six months ended June 30, 2007 were $21.372 billion, up $1.375 billion, or 7 percent, from the six months ended June 30, 2006.  Machinery volume including Progress Rail was up $463 million.  Excluding Progress Rail, Machinery volume was down $337 million.  Engines volume was up $117 million.  Currency had a positive impact on sales of $382 million due primarily to the strengthening of the euro.  Price realization improved $273 million despite unfavorable geographic mix. In addition, Financial Products revenues increased $140 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change
Six months ended June 30, 2007
Machinery	$13,776	6%	$6,328	(13%)	$4,100	39%	$1,515	21%	$1,833	23%
Engines[1]	6,158	8%	2,506	(8%)	2,266	26%	512	9%	874	21%
Financial Products[2]	1,438	11%	993	9%	211	14%	119	28%	115	7%
	$21,372	7%	$9,827	(10%)	$6,577	33%	$2,146	18%	$2,822	22%

Six months ended June 30, 2006
Machinery	$12,987		$7,292		$2,960		$1,249		$1,486
Engines[1]	5,712		2,729		1,793		469		721
Financial Products[2]	1,298		913		185		93		107
	$19,997		$10,934		$4,938		$1,811		$2,314

[1]Does not include internal engines transfers of $1.268 billion and $1.169 billion in 2007 and 2006, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2]Does not include internal revenues earned from Machinery and Engines of $207 million and $216 million in 2007 and 2006, respectively.

Machinery Sales - Sales were $13.776 billion, an increase of $789 million, or 6 percent, from the six months ended June 30, 2006.

▪	Excluding Progress Rail, machine volume decreased $337 million. Sales volume declined in North America but increased in all other regions.

▪	Price realization increased $74 million.

▪	Geographic mix between regions (included in price realization) was $124 million unfavorable due to a decrease in North American sales compared to the six months ended June 30, 2006.

▪	Currency benefited sales by $252 million.

▪	The acquisition of Progress Rail added $800 million to sales in North America.

▪
A primary driver of the decline in sales volume was the joint undertaking with dealers to reduce their inventories.  Dealers reported inventories at June 30, 2007 lower than a year earlier in both dollars and months of supply.

▪
Sales volume declined significantly in North America due to sizable reductions in dealer inventories and an unfavorable economic environment for key industries in the United States.  Problems included a severe downturn in housing construction, a decline in contracting for both nonresidential building and highway construction, and much lower coal production.

▪
Sales volume increased in all regions outside North America, with the Europe, Africa and the Middle East (EAME) region particularly strong.  Interest rates generally remained favorable, and most economies experienced strong growth.  Higher commodity prices improved budget revenues for many governments, particularly in emerging markets.  As a result, construction grew in many countries, often 10 percent or more.

▪	Metals mining and petroleum prices were attractive for investment, the result of increased demand and tight supplies. Metals exploration, drill rig counts and pipeline activity increased.

North America– Sales declined $964 million, or 13 percent.

▪	Progress Rail sales were $800 million. Excluding Progress Rail, sales volume decreased $1.773 billion.

▪
The major contributor to lower sales volume was a joint effort to significantly reduce dealer inventories to improve velocity and better cope with weaker economic conditions.  Dealer inventories declined almost $900 million in the six months ended June 30, compared to an increase of about $300 million in the six months ended June 30, 2006.  As a result, reported dealer inventories at the end of the first half were well below a year earlier in both dollars and months of supply.

▪	Price realization increased $9 million.

▪
Contracts awarded for nonresidential construction declined 5 percent, likely due to lower returns on industrial and retail projects, fewer new home developments and delays in passing a federal budget.  Compared to first half 2006, contracts awarded for commercial and industrial construction declined 8 percent and those for institutional buildings dropped 2 percent.  Highway contracts awarded were even with last year.

▪
Unfavorable economic conditions in the United States caused users to curtail fleet expansions and delay replacement purchases.  In addition, dealers added fewer units to their rental fleets and let existing fleets age.

▪
U.S. housing starts in the first half were 27 percent lower than a year earlier and the inventory of unsold homes remained above normal.  Mortgage interest rates averaged almost the same as a year earlier, when the decline in new construction started.

▪
Coal mining fared poorly.  Electric utilities increased their coal burn only slightly and coal stockpiles increased.  Appalachian spot coal prices averaged 18 percent lower than in first half 2006 and coal production was down almost 5 percent.

▪
Metals mining and petroleum benefited from prices that were attractive for investment.  Metals mine output increased slightly and pipeline activity strengthened.  The latter is benefiting from changes in supply locations and two decades of underinvestment.

EAME– Sales increased $1.140 billion, or 39 percent.

▪	Sales volume increased $853 million.

▪	Price realization increased $80 million.

▪	European currencies strengthened against the U.S. dollar and benefited sales by $207 million.

▪
The gain in sales volume resulted primarily from increases in deliveries to end users, as reported by dealers.  Dealers also increased inventories to support that growth but reported inventories in months of supply were lower than a year earlier.

▪
Sales volume in Europe benefited from past low interest rates, economic growth over 3 percent and 6 percent growth in construction.  Housing permits have declined but both nonresidential and infrastructure construction grew rapidly.  Positives for nonresidential construction included better corporate profits, increased lending to businesses and more government capital spending.

▪
Sales volume increased sharply in Africa/Middle East, which is well into its fourth consecutive year of rapid growth.  Domestic interest rates were low, exports increased and foreign exchange reserves grew over 20 percent.  Higher commodity prices drove more investment in petroleum, coal and metals mining and provided additional funds for governments to upgrade infrastructures.

▪
Sales volume nearly doubled in the CIS, with large gains occurring in Russia and Ukraine.  Governments in these countries kept interest rates low and increased spending.  Economic growth was over 7 percent, with both mining and construction increasing.  The region solidified its position as the world’s largest oil producer, with almost a 6 percent increase in output.  Russia more than doubled the amount of funds held in official reserves and its Stabilization Fund to over $500 billion.

Latin America– Sales increased $266 million, or 21 percent.

▪	Sales volume increased $215 million.

▪	Price realization rose $38 million.

▪	Currency benefited sales by $13 million.

▪
Latin American dealers reported more deliveries to customers and increased inventories to support this higher demand.  Reported inventories in months of supply were slightly higher than last year, when months of supply were already low.

▪
Inflation was contained and most central banks maintained low interest rates.  Export competitiveness improved; exports grew 13 percent and foreign exchange reserves increased 25 percent.  These factors contributed to good growth in construction.

▪	Favorable metals prices encouraged increased mining output and more investment in mines. Favorable oil prices led to a 10 percent increase in the drill rig count.

Asia/Pacific– Sales increased $347 million, or 23 percent.

▪	Sales volume increased $244 million.

▪	Price realization increased $71 million.

▪	Currency benefited sales by $32 million.

▪
Interest rates remained low and exports increased nearly 17 percent.  As a result, economic growth was strong in most countries, which benefited construction.  Construction increased 11 percent in both Australia and India; China increased spending 30 percent on housing construction and 29 percent on office construction.

▪
The gain in sales volume resulted from an increase in deliveries to end users, as reported by dealers.  Dealers reduced reported inventories during the first half, leaving them lower than last year in terms of both dollars and months of supply.

▪
Mining benefited from higher metals and coal prices.  Australia increased exploration; spending 40 percent in the first quarter and mine production increased 13 percent.   Year to date, China’s production of coal rose 12 percent and Indonesia, a major coal exporter, had a 49 percent increase in mineral exports.

Engines Sales - Sales were $6.158 billion, an increase of $446 million, or 8 percent, from the six months ended June 30, 2006.

▪	Sales volume increased $117 million.

▪	Price realization increased $199 million.

▪	Geographic mix between regions (included in price realization) was $12 million favorable.

▪	Currency benefited sales by $130 million.

▪	Dealer reported inventories in constant dollars and months of supply were up, but continued to be supported by strong delivery rates.

▪	Price realization for the six months ended June 30, 2007 benefited from price increases implemented in the third quarter 2006 and first quarter 2007.

North America– Sales decreased $223 million, or 8 percent.

▪	Sales volume decreased $286 million.

▪	Price realization increased $63 million.

▪
Sales for on-highway truck applications declined $711 million due to lower industry demand for the 2007 model year engines and continuing transition of several OEMs to the 2007 emissions technology engines.

▪
Sales for petroleum applications increased 45 percent due to high oil and gas commodity prices leading to strong engine demand from exploration, and production companies along with success from gas pipeline and storage construction projects.  Turbine sales increased with strong sales in North American natural gas transmission.

▪	Sales for electric power applications increased 45 percent supported by data center installations.

EAME – Sales increased $473 million, or 26 percent.

▪	Sales volume increased $307 million.

▪	Price realization increased $66 million.

▪	Currency benefited sales by $100 million.

▪	Sales for electric power applications increased 25 percent with strong demand for large gas units and Middle East rental fleet expansion.

▪	Sales for industrial applications increased 22 percent with widespread demand for agriculture and other types of OEM equipment.

▪	Sales for petroleum applications increased 45 percent based on widespread demand for engines used in drilling applications and turbines and turbine-related services to support oil production.

▪	Sales for marine applications increased 31 percent with increased demand for workboats, commercial oceangoing vessels and cruise ships.

Latin America – Sales increased $43 million, or 9 percent.

▪	Sales volume increased $36 million.

▪	Price realization increased $7 million.

▪	Sales for electric power engines increased 63 percent from widespread investment supported by strong oil and commodity prices.

▪	Sales into truck applications declined 37 percent as a result of reduced demand. Latin American truck facilities decreased exports of trucks destined for North America.

▪	Sales for petroleum applications declined 11 percent due to the absence of larger project sales of turbines and turbine-related services to support production and transmission.

▪	Sales for marine applications increased 65 percent due to increased workboat activity, which supports the petroleum industry.

Asia/Pacific– Sales increased $153 million, or 21 percent.

▪	Sales volume increased $72 million.

▪	Price realization increased $51 million.

▪	Currency benefited sales by $30 million.

▪	Sales for marine applications increased 48 percent with continued strong demand for workboat and offshore shipbuilding. Large diesel demand grew in the offshore and general cargo industries.

▪	Sales for petroleum applications increased 27 percent as Chinese drill rig builders are manufacturing at record levels for domestic and export use.

▪	Sales for industrial applications increased 36 percent with widespread demand for engines used in agriculture and other types of OEM applications.

Financial Product Revenues - Revenues were $1.438 billion, an increase of $140 million, or 11 percent, from the six months ended June 30, 2006.

▪	Growth in average earning assets increased revenues $76 million.

▪	The impact of higher interest rates on new and existing finance receivables benefited revenues $50 million.

▪	Cat Insurance revenues increased $23 million due to earned premiums.

▪	Other revenues benefited due to the absence of a $16 million write-down of a marine-related asset in the six months ended June 30, 2006.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2006 (at left) and the six months ended June 30, 2007 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with its Board of Directors and employees.  The bar entitled Consolidating Adjustments/M&E Other Operating Expense includes the operating profit impact of Progress Rail.

Operating profit in the six months ended June 30, 2007 decreased $344 million, or 13 percent, from last year, driven by higher core operating costs, partially offset by higher price realization.

Core operating costs rose $642 million from the six months ended June 30, 2006.  Of this increase, $550 million was due to increased manufacturing costs.  The increase in manufacturing costs was due primarily to operating inefficiencies and higher material costs.  Operating inefficiencies were the result of a significant decline in on-highway truck engine production, selected supply chain challenges, inefficiencies related to new product introductions, and capacity increases.  Our manufacturing costs were also up from last year’s levels due to transitional costs associated with the launch of the Cat Production System.  SG&A and R&D combined as a percent of sales remained essentially flat with last year.

Manufacturing and non-manufacturing costs were impacted about equally by a charge of $44 million in the six months ended June 30, 2007 to recognize previously unrecorded liabilities related to a subsidiary pension plan.

Operating Profit by Principal Line of Business
(Millions of dollars)	Six Months Ended June 30, 2006	Six Months Ended June 30, 2007	$ Change	% Change
Machinery[1]	$1,823	$1,458	$(365)	(20%)
Engines[1]	729	726	(3)	(0%)
Financial Products	327	351	24	7%
Consolidating Adjustments	(182)	(182)	—
Consolidated Operating Profit	$2,697	$2,353	$(344)	(13%)
[1]Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $1.458 billion was down $365 million, or 20 percent, from the six months ended June 30, 2006.  Improved price realization was offset by the unfavorable impact of lower sales volume and higher core operating costs.

▪
Engines operating profit of $726 million was down $3 million from the six months ended June 30, 2006.  Higher sales volume and improved price realization were offset by higher core operating costs including a $44 million charge to recognize previously unrecorded liabilities related to a subsidiary pension plan.

The decline in truck engine sales has had a significant negative effect on overall engine sales and operating profit.  Overall engine sales were up $446 million, compared to the first half of 2006, despite a decline in truck-related sales of $738 million. Continued strength in our commercial engines industries has allowed us to offset nearly all of the profit decline in the on-highway truck engine industry.   Sales of electric power, petroleum, marine and industrial engines were up $1.184 billion and reflect continued end market strength in those areas.  The negative impact on operating profit from the drop in on-highway truck was about $270 million.

▪
Financial Products operating profit of $351 million was up $24 million, or 7 percent, from the six months ended June 30, 2006. The increase was primarily attributable to $39 million from improved net yield on average earning assets and $11 million from the continued growth of earning assets.  Higher claims experience at Cat Insurance, along with increased operating expenses, compared to the first half of 2006, were partially offset by the absence of a $16 million write-down of a marine-related asset.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Six Months Ended June 30,
(Millions of dollars)	2007	2006
North America Geographic Region	$8,834	$10,021
Sales included in the Power Systems Marketing segment	(1,420)	(1,985)
Sales included in the Electric Power segment	(412)	(317)
Company owned dealer sales included in the All Other category	(339)	(435)
Other[1]	(1,864)	(824)
North America Marketing external sales	$4,799	$6,460

EAME Geographic Region	$6,366	$4,753
Sales included in the Power Systems Marketing segment	(530)	(373)
Sales included in the Electric Power segment	(773)	(622)
Other[1]	(1,504)	(1,269)
EAME Marketing external sales	$3,559	$2,489

Latin America Geographic Region	$2,027	$1,718
Sales included in the Power Systems Marketing segment	(64)	(95)
Sales included in the Electric Power segment	(46)	(25)
Other[1]	(226)	(242)
Latin America Marketing external sales	$1,691	$1,356

Asia/Pacific Geographic Region	$2,707	$2,207
Sales included in the Power Systems Marketing segment	(385)	(267)
Sales included in the Electric Power segment	(208)	(209)
Other[1]	(497)	(410)
Asia/Pacific Marketing external sales	$1,617	$1,321

[1] Mostly represents external sales of the All Other category.

OTHER PROFIT/LOSS ITEMS

▪
Other income/(expense) was $181 million of income compared with $93 million of income in the six months ended June 30, 2006.  The change was due to a $46 million gain on the sale of a security and favorable impacts of currency.

▪
The provision for income taxes in the first six months of 2007 reflects an estimated annual tax rate of 32 percent compared to 31 percent for the first six months of 2006 and 29 percent for the full-year 2006.  The increase is primarily due to the repeal of Extraterritorial Income Exclusion (ETI) benefits in 2007 as well as a change in our geographic mix of profits.

▪
Equity in profit/(loss) of unconsolidated affiliated companies was income of $24 million compared with income of $49 million in the six months ended June 30, 2006.  As previously announced, we are currently negotiating definitive agreements with Mitsubishi Heavy Industries that would result in Caterpillar owning a majority stake in Shin Caterpillar Mitsubishi Ltd. (SCM). Six months ended June 30, 2007 equity in profit/(loss) of unconsolidated affiliated companies reflects a $13 million after-tax charge for net adjustments that were identified during our due diligence procedures. Lower profit at SCM also contributed to the decrease.

GLOSSARY OF TERMS

1.
Cat Production System (CPS) – The Caterpillar Production System is the common Order-to-Delivery process being implemented enterprise-wide to achieve our safety, quality and velocity goals for 2010 and beyond.

2.	Consolidating Adjustments– Eliminations of transactions between Machinery and Engines and Financial Products.
3.	Core Operating Costs– Machinery and Engines variable manufacturing cost change adjusted for volume and change in period costs. Excludes the impact of currency.
4.
Currency– With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar.  With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar.  Currency includes the impacts on sales and operating profit for the Machinery and Engines lines of business only; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses.  With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results.

5.
Diversified Service Businesses– A service business or a business containing an important service component.  These businesses include, but are not limited to, aftermarket parts, Cat Financial, Cat Insurance, Cat Logistics, Cat Reman, Progress Rail, OEM Solutions and Solar Turbine Customer Services.

6.	EAME– Geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).
7.	Earning Assets– These assets consist primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.
8.
Engines – A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts.  Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machine and engine components and remanufacturing services for other companies.  Reciprocating engines meet power needs ranging from 5 to 21,500 horsepower (4 to more than 16 000 kilowatts).  Turbines range from 1,600 to 20,500 horsepower (1 200 to 15 000 kilowatts).

9.
Financial Products– A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance), Caterpillar Power Ventures Corporation (Cat Power Ventures) and their respective subsidiaries.  Cat Financial provides a wide range of financing alternatives to customers and dealers for Caterpillar machinery and engines, Solar gas turbines as well as other equipment and marine vessels.  Cat Financial also extends loans to customers and dealers.  Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.  Cat Power Ventures is an investor in independent power projects using Caterpillar power generation equipment and services.

10.	Latin America– Geographic region including Central and South American countries and Mexico.
11.
Machinery– A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders and related parts. Also includes logistics services for other companies and the design, manufacture, remanufacture, maintenance and services of rail-related products.

12.
Machinery and Engines (M&E) – Due to the highly integrated nature of operations, it represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

13.
Manufacturing Costs– Manufacturing costs represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs.  Variable manufacturing costs are defined as having a direct relationship with the volume of production.  This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines and supplies that are consumed in the manufacturing process.  Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume.  Examples include machine and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.

14.	M&E Other Operating Expenses – Comprised primarily of gains (losses) on disposal of long-lived assets, long-lived asset impairment charges and impairment of goodwill.
15.	Operating Profit – Sales and revenues minus operating costs.
16.	Period Costs– Comprised of Machinery and Engines period manufacturing costs, SG&A expense and R&D expense.
17.
Price Realization– The impact of net price changes excluding currency and new product introductions.  Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

18.	Profit – Consolidated profit before taxes less provision for income taxes plus equity in profit (loss) of unconsolidated affiliated companies.
19.
Sales Volume– With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for machines, engines and parts as well as the incremental revenue impact of new product introductions.  With respect to operating profit, sales volume represents the impact of changes in the quantities sold for machines, engines and parts combined with product mix—the net operating profit impact of changes in the relative weighting of machines, engines and parts sales with respect to total sales.

20.
6 Sigma– On a technical level, 6 Sigma represents a measure of variation that achieves 3.4 defects per million opportunities.  At Caterpillar, 6 Sigma represents a much broader cultural philosophy to drive continuous improvement throughout the value chain.  It is a fact-based, data-driven methodology that we are using to improve processes, enhance quality, cut costs, grow our business and deliver greater value to our customers through Black Belt-led project teams.  At Caterpillar, 6 Sigma goes beyond mere process improvement—it has become the way we work as teams to process business information, solve problems and manage our business successfully.

Liquidity & Capital Resources

 Sources of funds

We generate our capital resources primarily through operations. For the first half of 2007, consolidated operating cash flow was  $3.24 billion.  For the first half of 2006, consolidated operating cash flow was  $1.92 billion.  The significant increase of $1.32 billion is primarily the result of timing of receivables collections, primarily in North America.  We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 56.

Total debt as of June 30, 2007, was $27.56 billion, an increase of $260 million from year-end 2006. Debt related to Machinery and Engines of $4.58 billion increased $298 million as cash used for stock repurchase, capital expenditures, dividends and acquisitions more than offset operating cash flow.  Debt related to Financial Products of $22.98 billion decreased slightly from December 31, 2006.  We have three global credit facilities with a syndicate of banks totaling $6.45 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs.  On May 1, 2007, based on management's allocation decision, which can be revised at any time, the portion of the credit facility allocated to Cat Financial was reduced from $5.45 billion to $4.95 billion. The five-year facility of $1.63 billion, which expires in September 2010, has not changed from December 2006. The five-year facility of $2.98 billion expires in September 2011. A 364-day facility of $1.85 billion expires in September 2007.  The facility expiring in September 2007 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2007 that would mature in September 2008. At June 30, 2007, there were no borrowings under these lines.  Our total credit commitments as of June 30, 2007 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products
Credit lines available:
Global credit facility	$6,450	$1,500	$4,950
Other external	3,469	1,703	1,766
Total credit lines available	9,919	3,203	6,716
Less: Global credit facility supporting commercial paper	(4,579)	(336)	(4,243)
Less: Utilized credit	(1,184)	(229)	(955)
Available credit	$4,156	$2,638	$1,518

Machinery and Engines

Net cash provided by operating activities was $1.48 billion compared to $1.94 billion for the same period a year ago. The unfavorable change is due to lower profit and higher working capital requirements.  Inventory has continued to increase in the first half of 2007, but slightly less than the first half of 2006. We continue to have challenges with certain elements of our supply base meeting high production levels resulting in inefficiencies. We are focused on improving the flow of quality product with the execution of the Caterpillar Production System.

Capital expenditures, excluding equipment leased to others, during the six months ended June 30, 2007 were $575 million, an increase of $39 million from the same period a year ago.  The expenditures were primarily used for additional capacity, including replacement of older machines, and new product introductions. Cash used for acquisitions (net of cash acquired) was $181 million, primarily for the purchase of Franklin Power Products, Inc.

Pursuant to the stock repurchase program authorized by the Board of Directors in October 2003, which was completed in April 2007, and the new stock repurchase program approved in February 2007, $1.02 billion was spent to purchase 14.7 million shares during the first half of 2007.

Dividends paid totaled $386 million for the first half of 2007, representing a quarterly dividend rate of 30 cents per share.  On June 13, 2007, we increased the quarterly cash dividend 20 percent to 36 cents per share payable August 20, 2007 to stockholders of record at the close of business on July 20, 2007.

A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt to debt plus equity.  Debt to debt plus equity is defined as short-term borrowings, long-term debt due within one year, and long-term debt due after one year (debt) divided by the sum of debt and stockholders’ equity.  Debt also includes borrowings from Financial Products. At June 30, 2007, Machinery and Engines’ debt to debt plus equity was 37.2 percent compared to 38.6 percent at December 31, 2006.

Financial Products

Operating cash flow was $478 million through the first half of 2007, compared with $499 million for the same period a year ago.  Net cash used for investing activities was $104 million for the first half of 2007, compared to a $1.10 billion use of cash for the same period in 2006. This change is primarily a result of less net cash used for finance receivables due to slower portfolio growth, offset by the absence of a securitization in 2007. Net cash used in financing activities was $406 million, compared to a source of cash of $632 million for the first half of 2006, primarily due to lower funding requirements.

Financial Products total borrowings were $22.98 billion at June 30, 2007, a slight decrease from December 31, 2006.  Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio.  At June 30, 2007, finance receivables past due over 30 days were 2.09 percent, compared with 1.70 percent at the end of June 30, 2006, primarily attributable to the softening of the U.S. housing industry.  The allowance for credit losses was 1.39 percent of finance receivables, net of unearned income at June 30, 2007, compared to 1.33 percent at June 30, 2006.  Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $27 million and $20 million for the six months ended June 30, 2007 and 2006, respectively.

UPDATE ON CONTRACTUAL OBLIGATIONS

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $742 million.  We do not expect a significant tax payment related to these obligations within the next year.  The liability at June 30, 2007 was not materially different from the liability at the date of adoption.

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

Warranty liability—Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments.

Stock-based compensation—We use a lattice-based option-pricing model to calculate the fair value of our stock options and SARs.  The calculation of the fair value of the awards using the lattice-based option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

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

Post-sale discount reserve—We provide discounts to dealers and OEMs through merchandising programs that are administered by our marketing profit centers.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  OEM programs provide discounts designed to encourage the use of our engines. The cost of discounts is estimated based on historical experience and planned changes in merchandising programs and is reported as a reduction to sales when the product sale is recognized.  The amount of accrued post-sale discounts was $632 million and $726 million as of June 30, 2007 and December 31, 2006, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

EMPLOYMENT

Caterpillar’s worldwide employment was 96,315 at the end of second quarter, up 4,001, or 4 percent from a year ago. Of the increase, about 1,000 was the result of acquisitions, about 2,000 were salaried and management employees and 1,000 were hourly employees.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206, and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions, and although penalties could potentially exceed $100 thousand, management does not believe that this issue will have a material adverse impact on Caterpillar’s financial position.

We have disclosed certain individual environmental matters and legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance (including claimed asbestos and welding fumes exposure), contracts, employment issues or intellectual property rights.   Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of probable loss, we believe that these unresolved legal actions will not individually or in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

Retirement Benefits

We recognized pension expense of $121 million and $197 million for the three and six months ended June 30, 2007, as compared to $80 million and $160 million for the three and six months ended June 30, 2006. The increase in expense was primarily a result of a $44 million adjustment to recognize previously unrecorded liabilities related to a subsidiary pension plan, partially offset by the impact of expected asset returns on plan assets. SFAS 87, "Employers' Accounting for Pensions", requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation.  This increase is amortized into earnings as an actuarial loss.  SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are amortized into earnings as actuarial gains and losses.  At the end of 2006, actuarial losses (recognized in accumulated other comprehensive income (loss)) related to pensions were $3.50 billion. The majority of the actuarial losses are due to declining discount rates, slightly offset by asset gains in recent years.

Other postretirement benefit expense was $75 million and $150 million for the three and six months ended June 30, 2007, and $91 million and $183 million for the three and six months ended June 30, 2006.  The decrease in expense is primarily the result of lower amortization of actuarial losses due to favorable demographic and health care claims experience and the impact of expected asset returns on plan assets. Actuarial losses (recognized in accumulated other comprehensive income (loss)) for other postretirement benefit plans were $1.16 billion at the end of 2006. These losses mainly reflect a declining discount rate and an increase in expected health care inflation.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end. As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006 and will adopt the year-end measurement date in 2008 using the prospective method.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, now recorded as a component of accumulated other comprehensive income (loss) upon the adoption of SFAS 158, will be amortized as a component of net benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2006, the average remaining service period of active employees was 10 years for our U.S. pension plans, 12 years for our non-U.S. pension plans and 7 years for other postretirement benefit plans.  We expect our amortization of net actuarial losses to decrease approximately $60 million in 2007 as compared to 2006, primarily due to favorable asset returns.

We made $33 million of contributions to pension plans during the six months ended June 30, 2007 and we currently anticipate additional contributions of approximately $15 million during the remainder of the year.  Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2007, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans. We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Engines – The Machinery and Engines data contained in the schedules on pages 48 to 55 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.  Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 48 to 55 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$10,613	$10,613	$—	$—
Revenues of Financial Products	743	—	846	(103)[2]
Total sales and revenues	11,356	10,613	846	(103)

Operating costs:
Cost of goods sold	8,300	8,300	—	—
Selling, general and administrative expenses	968	853	120	(5)[3]
Research and development expenses	350	350	—	—
Interest expense of Financial Products	279	—	279	—
Other operating expenses	246	(10)	263	(7)[3]
Total operating costs	10,143	9,493	662	(12)

Operating profit	1,213	1,120	184	(91)

Interest expense excluding Financial Products	80	83	—	(3)[4]
Other income (expense)	70	(36)	18	88 [5]

Consolidated profit before taxes	1,203	1,001	202	—

Provision for income taxes	385	316	69	—
Profit of consolidated companies	818	685	133	—

Equity in profit (loss) of unconsolidated affiliated companies	5	4	1	—
Equity in profit of Financial Products' subsidiaries	—	134	—	(134)[6]

Profit	$823	$823	$134	$(134)

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
[6] Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$9,956	$9,956	$—	$—
Revenues of Financial Products	649	—	768	(119)[2]
Total sales and revenues	10,605	9,956	768	(119)

Operating costs:
Cost of goods sold	7,416	7,416	—	—
Selling, general and administrative expenses	881	777	113	(9)[3]
Research and development expenses	343	343	—	—
Interest expense of Financial Products	256	—	259	(3)[4]
Other operating expenses	230	(1)	239	(8)[3]
Total operating costs	9,126	8,535	611	(20)

Operating profit	1,479	1,421	157	(99)

Interest expense excluding Financial Products	66	70	—	(4)[4]
Other income (expense)	50	(80)	35	95 [5]

Consolidated profit before taxes	1,463	1,271	192	—

Provision for income taxes	449	384	65	—
Profit of consolidated companies	1,014	887	127	—

Equity in profit (loss) of unconsolidated affiliated companies	32	32	—	—
Equity in profit of Financial Products' subsidiaries	—	127	—	(127)[6]

Profit	$1,046	$1,046	$127	$(127)

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
[6] Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$19,934	$19,934	$—	$—
Revenues of Financial Products	1,438	—	1,645	(207)[2]
Total sales and revenues	21,372	19,934	1,645	(207)

Operating costs:
Cost of goods sold	15,436	15,436	—	—
Selling, general and administrative expenses	1,858	1,638	230	(10)[3]
Research and development expenses	690	690	—	—
Interest expense of Financial Products	550	—	551	(1)[4]
Other operating expenses	485	(14)	513	(14)[3]
Total operating costs	19,019	17,750	1,294	(25)

Operating profit	2,353	2,184	351	(182)

Interest expense excluding Financial Products	159	163	—	(4)[4]
Other income (expense)	181	(36)	39	178 [5]

Consolidated profit before taxes	2,375	1,985	390	—

Provision for income taxes	760	629	131	—
Profit of consolidated companies	1,615	1,356	259	—

Equity in profit (loss) of unconsolidated affiliated companies	24	22	2	—
Equity in profit of Financial Products' subsidiaries	—	261	—	(261)[6]

Profit	$1,639	$1,639	$261	$(261)

[1]Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$18,699	$18,699	$—	$—
Revenues of Financial Products	1,298	—	1,514	(216)[2]
Total sales and revenues	19,997	18,699	1,514	(216)

Operating costs:
Cost of goods sold	13,968	13,968	—	—
Selling, general and administrative expenses	1,702	1,501	216	(15)[3]
Research and development expenses	650	650	—	—
Interest expense of Financial Products	488	—	492	(4)[4]
Other operating expenses	492	28	479	(15)[3]
Total operating costs	17,300	16,147	1,187	(34)

Operating profit	2,697	2,552	327	(182)

Interest expense excluding Financial Products	134	138	—	(4)[4]
Other income (expense)	93	(131)	46	178 [5]

Consolidated profit before taxes	2,656	2,283	373	—

Provision for income taxes	819	693	126	—
Profit of consolidated companies	1,837	1,590	247	—

Equity in profit (loss) of unconsolidated affiliated companies	49	48	1	—
Equity in profit of Financial Products' subsidiaries	—	248	—	(248)[6]

Profit	$1,886	$1,886	$248	$(248)

[1]Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At June 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$562	$379	$183	$—
Receivables - trade and other	7,835	4,022	395	3,418 [2,3]
Receivables - finance	6,821	—	10,444	(3,623)[3]
Deferred and refundable income taxes	1,055	979	76	—
Prepaid expenses and other current assets	751	724	40	(13)[4]
Inventories	7,106	7,106	—	—
Total current assets	24,130	13,210	11,138	(218)
Property, plant and equipment – net	9,127	6,166	2,961	—
Long-term receivables - trade and other	706	133	30	543 [2,3]
Long-term receivables – finance	12,711	—	13,284	(573)[3]
Investments in unconsolidated affiliated companies	551	552	15	(16)[5]
Investments in Financial Products subsidiaries	—	3,853	—	(3,853)[6]
Noncurrent deferred and refundable income taxes	2,111	2,332	46	(267)[7]
Intangible assets	467	462	5	—
Goodwill	1,937	1,937	—	—
Other assets	1,766	290	1,476	—
Total assets	$53,506	$28,935	$28,955	$(4,384)
Liabilities
Current liabilities:
Short-term borrowings	$5,716	$462	$5,335	$(81)[8]
Accounts payable	4,130	3,948	306	(124)[9]
Accrued expenses	2,952	1,759	1,206	(13)[10]
Accrued wages, salaries and employee benefits	814	802	12	—
Customer advances	1,275	1,275	—	—
Dividends payable	230	230	—	—
Other current liabilities	803	691	119	(7)[7]
Long-term debt due within one year	3,885	469	3,416	—
Total current liabilities	19,805	9,636	10,394	(225)
Long-term debt due after one year	17,955	3,700	14,285	(30)[8]
Liability for postemployment benefits	5,906	5,906	—	—
Other liabilities	2,009	1,862	423	(276)[5,7]
Total liabilities	45,675	21,104	25,102	(531)
Commitments and Contingencies
Stockholders' equity
Common stock	2,655	2,655	860	(860)[6]
Treasury stock	(8,154)	(8,154)	—	—
Profit employed in the business	15,951	15,951	2,575	(2,575)[6]
Accumulated other comprehensive income (loss)	(2,621)	(2,621)	418	(418)[6]
Total stockholders' equity	7,831	7,831	3,853	(3,853)
Total liabilities and stockholders' equity	$53,506	$28,935	$28,955	$(4,384)
[1]Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]Elimination of receivables between Machinery and Engines and Financial Products.
[3]Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]Elimination of Machinery and Engines’ investment in Financial Products subsidiary.
[6]Elimination of Financial Products’ equity which is accounted for on Machinery and Engines on the equity basis.
[7]Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
[8]Elimination of debt between Machinery and Engines and Financial Products.
[9]Elimination of payables between Machinery and Engines and Financial Products.
[10]Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$530	$319	$211	$—
Receivables – trade and other	8,607	3,924	368	4,315 [2,3]
Receivables – finance	6,804	—	11,379	(4,575)[3]
Deferred and refundable income taxes	733	656	77	—
Prepaid expenses and other current assets	638	616	41	(19)[4]
Inventories	6,351	6,351	—	—
Total current assets	23,663	11,866	12,076	(279)
Property, plant and equipment – net	8,851	6,046	2,805	—
Long-term receivables – trade and other	860	155	30	675 [2,3]
Long-term receivables – finance	11,531	—	12,236	(705)[3]
Investments in unconsolidated affiliated companies	562	559	12	(9)[5]
Investments in Financial Products subsidiaries	—	3,513	—	(3,513)[6]
Noncurrent deferred and refundable income taxes	1,949	2,218	39	(308)[7]
Intangible assets	387	382	5	—
Goodwill	1,904	1,904	—	—
Other assets	1,742	352	1,390	—
Total assets	$51,449	$26,995	$28,593	$(4,139)
Liabilities
Current liabilities:
Short-term borrowings	$5,155	$165	$5,077	$(87)[8]
Accounts payable	4,085	3,907	344	(166)[9]
Accrued expenses	2,923	1,848	1,101	(26)[10]
Accrued wages, salaries and employee benefits	938	922	16	—
Customer advances	921	921	—	—
Dividends payable	194	194	—	—
Other current liabilities	1,145	1,026	127	(8)[7]
Long-term debt due within one year	4,461	418	4,043	—
Total current liabilities	19,822	9,401	10,708	(287)
Long-term debt due after one year	17,680	3,724	13,986	(30)[8]
Liability for postemployment benefits	5,879	5,879	—	—
Other liabilities	1,209	1,132	386	(309)[5,7]
Total liabilities	44,590	20,136	25,080	(626)
Commitments and contingencies
Stockholders' equity
Common stock	2,465	2,465	862	(862)[6]
Treasury stock	(7,352)	(7,352)	—	—
Profit employed in the business	14,593	14,593	2,325	(2,325)[6]
Accumulated other comprehensive income (loss)	(2,847)	(2,847)	326	(326)[6]
Total stockholders' equity	6,859	6,859	3,513	(3,513)
Total liabilities and stockholders' equity	$51,449	$26,995	$28,593	$(4,139)
[1]Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]Elimination of receivables between Machinery and Engines and Financial Products.
[3]Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]Elimination of Machinery and Engines’ investment in Financial Products subsidiary.
[6] Elimination of Financial Products’ equity which is accounted for on Machinery and Engines on the equity basis.
[7]Reclassification reflecting required netting of deferred tax assets/liabilities by taxing jurisdiction.
[8]Elimination of debt between Machinery and Engines and Financial Products.
[9]Elimination of payables between Machinery and Engines and Financial Products.
[10]Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$1,639	$1,639	$261	$(261)[2]
Adjustments for non-cash items:
Depreciation and amortization	849	512	337	—
Undistributed profit of Financial Products	—	(261)	—	261	[3]
Other	71	47	(146)	170	[4]
Changes in assets and liabilities:
Receivables - trade and other	987	(57)	(20)	1,064	[4,5]
Inventories	(691)	(691)	—	—
Accounts payable and accrued expenses	(46)	(146)	36	64	[4]
Other assets - net	(300)	(255)	2	(47)[4]
Other liabilities - net	727	689	8	30	[4]
Net cash provided by (used for) operating activities	3,236	1,477	478	1,281
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(582)	(575)	(7)	—
Expenditures for equipment leased to others	(621)	—	(627)	6
Proceeds from disposals of property, plant and equipment	208	13	196	(1)[4]
Additions to finance receivables	(6,356)	—	(17,369)	11,013	[5]
Collections of finance receivables	5,233	—	16,846	(11,613)[5]
Proceeds from sales of finance receivables	84	—	777	(693)[5]
Net intercompany borrowings	—	35	(29)	(6)[6]
Investments and acquisitions (net of cash acquired)	(174)	(181)	—	7	[7]
Proceeds from sales of available-for-sale securities	119	7	112	—
Investments in available-for-sale securities	(217)	(8)	(209)	—
Other – net	285	81	206	(2)[7]
Net cash provided by (used for) investing activities	(2,021)	(628)	(104)	(1,289)
Cash flow from financing activities:
Dividends paid	(386)	(386)	—	—
Common stock issued, including treasury shares reissued	223	223	(2)	2	[7]
Treasury shares purchased	(1,017)	(1,017)	—	—
Excess tax benefit from stock-based compensation	97	97	—	—
Net intercompany borrowings	—	29	(35)	6	[6]
Proceeds from debt issued (original maturities greater than three months)	5,259	43	5,216	—
Payments on debt (original maturities greater than three months)	(5,453)	(49)	(5,404)	—
Short-term borrowings (original maturities three months or less) - net	86	267	(181)	—
Net cash provided by (used for) financing activities	(1,191)	(793)	(406)	8
Effect of exchange rate changes on cash	8	4	4	—
Increase (decrease) in cash and short-term investments	32	60	(28)	—
Cash and short-term investments at beginning of period	530	319	211	—
Cash and short-term investments at end of period	$562	$379	$183	$—

[1]Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]Elimination of Financial Products’ profit after tax due to equity method of accounting.
[3]Non-cash adjustment for the undistributed earnings from Financial Products.
[4]Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7]Elimination of the effect of exchange on intercompany balances.

Caterpillar Inc. Supplemental Data for Cash Flow For the Six Months Ended June 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$1,886	$1,886	$248	$(248)[2]
Adjustments for non-cash items:
Depreciation and amortization	802	470	332	—
Undistributed profit of Financial Products	—	(248)	—	248 [3]
Other	94	90	(186)	190 [4]
Changes in assets and liabilities:
Receivables - trade and other	(762)	(53)	7	(716)[4,5]
Inventories	(755)	(755)	—	—
Accounts payable and accrued expenses	356	271	72	13 [4]
Other assets – net	23	9	(5)	19 [4]
Other liabilities – net	277	273	31	(27)[4]
Net cash provided by (used for) operating activities	1,921	1,943	499	(521)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(552)	(536)	(27)	11 [4]
Expenditures for equipment leased to others	(532)	—	(548)	16 [4]
Proceeds from disposals of property, plant and equipment	319	20	310	(11)[4]
Additions to finance receivables	(5,114)	—	(18,013)	12,899 [5]
Collections of finance receivables	4,079	—	15,969	(11,890)[5]
Proceeds from sales of finance receivables	980	—	1,484	(504)[5]
Net intercompany borrowings	—	36	(383)	347 [6]
Investments and acquisitions (net of cash acquired)	(419)	(419)	—	—
Proceeds from sales of available-for-sale securities	219	13	206	—
Investments in available-for-sale securities	(296)	(30)	(266)	—
Other – net	167	13	166	(12)[7]
Net cash provided by (used for) investing activities	(1,149)	(903)	(1,102)	856
Cash flow from financing activities:
Dividends paid	(335)	(335)	—	—
Common stock issued, including treasury shares reissued	349	349	(12)	12 [7]
Treasury shares purchased	(2,411)	(2,411)	—	—
Excess tax benefit from stock-based compensation	147	147	—	—
Net intercompany borrowings	—	383	(36)	(347)[6]
Proceeds from debt issued (original maturities greater than three months)	5,033	102	4,931	—
Payments on debt (original maturities greater than three months)	(5,595)	(501)	(5,094)	—
Short-term borrowings (original maturities three months or less) - net	1,564	721	843	—
Net cash provided by (used for) financing activities	(1,248)	(1,545)	632	(335)
Effect of exchange rate changes on cash	16	9	7	—
Increase (decrease) in cash and short-term investments	(460)	(496)	36	—
Cash and short-term investments at beginning of period	1,108	951	157	—
Cash and short-term investments at end of period	$648	$455	$193	$—

[1]Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]Elimination of Financial Products’ profit after tax due to equity method of accounting.
[3]Non-cash adjustment for the undistributed earnings from Financial Products.
[4]Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7]Change in investment and common stock related to Financial Products.

Sales & Revenues Outlook for 2007

We are raising our projection of 2007 sales and revenues to about $44 billion, or a 6 percent increase, from 2006. The previous outlook was a range of $42 to $44 billion.  The expected improvement from 2006 is from increased volume outside North America, price realization, and the impact of Progress Rail and currency impacts.  North American machinery and engines sales volume, excluding Progress Rail, is expected to be down.

Sales outside North America are expected to be up about $4.5 billion, or 24 percent—more than offsetting a $2.4 billion, or 12 percent, decline in North America.  This improvement reflects a continued strong economic performance outside North America.

▪
We expect dealers to further reduce inventories in the second half of this year, mostly in North America and EAME.  Dealers should end the year with inventories well below last year, both in dollars and months of supply.

▪
North America will continue to be a weak area in the second half, the result of further dealer inventory reductions, a sharp drop in North American on-highway engine sales and unfavorable economic conditions for many key industries.  The improvement in second quarter economic growth and the Fed’s continuing focus on inflation concerns prompted us to drop our forecast of interest rate cuts in the second half.

▪
The North American machine industry continued to decline in the second quarter despite the improvement in the economy.  Without interest rate relief, we believe economic growth will slow again in the last half, and the machine industry will decline further.  Housing, nonresidential construction and coal mining will likely remain weak.

▪
Fortunately, economies outside North America should remain robust. Central banks raised interest rates in the first half, and additional increases in the second half are likely.  However, in most countries, rates remain low relative to inflation, and economies should grow almost as fast as last year.

▪
Data for the early months of 2007 indicate strong growth in construction in most countries outside North America.  For the year, nonresidential building construction should do well—office rents are up, employment is increasing and business profits are good.  Improved government budgets should mean increased spending to upgrade inadequate infrastructures.  Housing construction likely will slow since permits are declining in Europe and Australia.

▪
Coal mining should do well outside North America.  Contract prices for thermal coal increased 6 percent on April 1, and spot prices have traded above contract prices.  Major producing countries increased production early this year, and our forecasts for economic growth indicate coal demand will increase this year.  Transportation problems, not demand, are likely to limit coal production.

▪
Metals mining should do well throughout the world, including the United States.  Prices of most metals increased over the first half of this year, and we expect only moderate easing in the last half.  The past surge in investment should finally result in more consistent growth in mine output this year.

▪
West Texas Intermediate crude oil prices averaged $61.55 per barrel in the first half, and we expect it will average about $64 for the year.  That price will be attractive for increased exploration, drilling, pipeline expenditures and tar sands development which should benefit both machine and engine sales.

▪
Contract rates for oceangoing vessels are up this year with the Baltic Exchange Dry Index more than double last year’s rate.  Shipyards are contracting for 2009 berths, so demand for marine engines should be strong this year.

North America (United States and Canada) - Machinery and Engines sales are expected to decrease about 12 percent in 2007.

▪	We expect dealers will continue to reduce machine inventories in the second half, although not as much as in the first half.
▪
The North American on-highway truck industry should decline about 40 percent this year.  Most of this decline is a correction for advance buying and inventory building undertaken last year to cope with the risks of new diesel engine emission standards.  However, declining freight volume and some deterioration in truck carrier profit margins have emerged as additional negative factors.

▪
The initial estimate for U.S. second quarter economic growth was 3.4 percent, up from the depressed rate of the first quarter.  This improvement means the Fed is unlikely to reduce interest rates this year.

▪
Without interest rate relief, we believe the second-quarter improvement will prove temporary, and economic growth will slow to 2.5 percent or less in the second half.  For the year, we project the economy will grow about 2 percent.  As in the past four quarters, industries critical to our businesses are likely to fare worse than the overall economy, and the machine industry should decline further in the second half.  Slow economic growth would also unfavorably impact demand for marine pleasure craft engines and standby electric power.

▪
The housing industry took a tremendous battering this past year as housing starts plunged 30 percent from the 2006 peak.  The recent increase in mortgage interest rates, tighter lending standards, declining home prices and an overhang of unsold homes suggest even lower starts in the second half.  We reduced our forecast of 2007 starts to near 1.4 million units.  Total housing units supplied, including mobile homes, should be about 1.5 million units—the lowest since 1992.

▪
Although nonresidential building contracting declined in the first half, leading indicators for this sector are positive, and businesses are borrowing more money.  We project some recovery in the second half so that contracting for the full year will be about even with last year.  However, the lack of any growth would be unfavorable for construction machinery demand.

▪
Late authorization of federal highway funding means states should have an opportunity to accelerate requests for funds in coming months.  We expect that highway contracts awarded will increase in the last half of 2007, resulting in 2 percent growth for the full year.  The budget proposal for the next fiscal year (starts October 1) calls for only a 3 percent increase in federal funding which could keep contractors cautious about buying new machines.

▪
Electric utilities have large coal stockpiles and appear to be reducing coal burn in favor of natural gas, so we expect coal production will decline almost 2 percent this year.  Lower coal production, mine permitting delays and environmental concerns could discourage mining investment the rest of this year.

▪
We expect metals mining production will increase almost 3 percent this year and expect most metals prices will decline moderately over the last half.  However, prices should remain high enough to make new investments profitable.

▪
Oil and natural gas prices should remain attractive for new investments this year.  As a result, we expect increased opportunities for machine sales into pipelines and turbine and engine sales for gas compression, drill rigs and well servicing equipment.

▪
The Canadian economy likely will grow more than 2 percent this year.  Increased construction, tar sands development and mining growth should create a more favorable environment for the construction machinery industry than in the United States.

EAME - Machinery and Engines sales are expected to increase about 29 percent in 2007.

▪	Dealers built inventories in the first half to prepare for increased customer demand. As they complete deliveries to customers, we expect reported inventories will decline in coming months.
▪
Regional growth should exceed 3 percent this year, slightly slower than last year.  Europe, Africa/Middle East and the CIS should have above-average growth in both their economies and construction.  The good growth should benefit machine sales and demand for standby electric power.

▪
The European Union economy grew at more than a 3 percent rate in the first quarter, and both business surveys and leading indicators suggest continued good growth.  We project growth for the full year will be about 2.5 percent.

▪
Both the European Central Bank and the Bank of England raised interest rates this year, and we expect one more increase from both in the last half.  Although rate increases have not slowed economies, currencies have strengthened.

▪
Construction was strong in the first half, and we expect growth will continue.  Residential building permits declined, and business surveys suggest housing construction will soften.  However, both nonresidential and infrastructure construction should strengthen.  Industrial capacity utilization reached 84.4 percent in the second quarter, highest since 1990, and businesses have good profits.  Government finances improved, allowing increased capital expenditures.

▪
We forecast economic growth will be about 5.5 percent in Africa/Middle East this year, the same as in 2006.  Countries will benefit from high energy, metals and agriculture prices and increased production of many of these commodities.  Most governments improved budgets and are allocating more funds to infrastructure development.

▪
Inflation rates in both Turkey and South Africa are higher than central banks like, and both will continue high interest rate policies.  However, construction has been strong in both countries, and we anticipate good growth for the year.  South Africa should also increase production of coal and copper.

▪
We expect the CIS economy will grow more than 7 percent this year, slightly slower than last year.  The Russian government’s budget is in excellent shape, which should allow further large increases in spending for infrastructure development and housing construction.  Favorable oil, natural gas and metals prices should drive capacity investments in these industries.  The Ukrainian economy is growing rapidly, and construction, which was up 12 percent year to date, should continue growing.

Latin America - Machinery and Engines sales are expected to increase about 15 percent in 2007.

▪
We project the Latin American economy will grow almost 5 percent this year, compared to 5.5 percent growth last year.  Favorable interest rates and better economic growth should support good construction growth in most countries.  Mining investment surged sharply the past few years, and production began to improve in the first half of this year.  We expect mining investment and production to increase this year.

▪
Brazil steadily lowered interest rates from a peak of 19.75 percent in 2005 to 12 percent in June, and we expect another 50 basis point reduction in the last half of 2007.  Lower interest rates should result in faster economic growth this year and an improvement in construction activity.  Mining, which was up 5 percent year to date, should have good growth this year.

▪
Economic growth in Chile improved this year, and we forecast better growth than last year despite a recent reversal of an interest rate reduction.  Copper mining increased in the first quarter, so the industry should be able to recover from two years of decline.  Construction, which rose 7 percent so far this year, should also be up.

▪
We expect Mexico’s economy to slow significantly this year, the result of declining oil production and little growth in exports to the United States.  Construction, which rose 2 percent year to date, likely will remain sluggish.

Asia/Pacific - Machinery and Engines sales are expected to increase about 20 percent in 2007.

▪
Regional growth should be about 7.5 percent this year, down slightly from last year.  Favorable interest rates, good growth in construction and increased mining investment should all support growth in machinery and engine sales.

▪
China has raised both reserve requirements and interest rates several times to slow economic growth and contain inflation.  So far these actions have not had much impact, and we forecast economic growth of about 10.5 percent this year, marginally lower than in 2006.  Construction and coal mining were up year to date about 25 percent and 12 percent, respectively; and both should continue rapid growth.

▪
Australian economic growth improved in the first quarter, which should prompt the central bank to raise interest rates.  However, nonresidential building permits indicate such construction should grow this year, and mining investment should be up significantly.  Growth in mining production likely will be limited by transportation capacity.

▪
Indonesia’s recovery in sales should continue in the second half.  Interest rates declined 150 basis points this year, and economic growth was almost 6 percent in the first quarter.  Both mining and construction should have good years.

▪
The Indian economy started the year strong, with growth of 9 percent overall, 7 percent for mining and 11 percent for construction.  Inflation is back within target, so the central bank should be on hold for the rest of the year.  Businesses remain confident, and interest rates seem low relative to inflation.  As a result, we project that construction and mining will do well.

Financial Products Revenues

▪
We expect continued growth in Financial Products for 2007.  Revenues are expected to increase approximately 13 percent versus 2006, primarily due to higher average earning assets and interest rates at Cat Financial and increased premiums at Cat Insurance.

Sales and Revenues Outlook - Midpoint of Range[1]

(Millions of dollars)	2006	2007	%
	Actual	Outlook	Change
Machinery and Engines
North America	$20,155	$17,800	(12%)
EAME	10,287	13,250	29%
Latin America	3,646	4,200	15%
Asia/Pacific	4,781	5,750	20%
Total Machinery and Engines	38,869	41,000	5%
Financial Products[2]	2,648	3,000	13%
Total	$41,517	$44,000	6%

[1] The Consolidated Operating Profit chart below reflects sales and revenues at $44 billion.
[2] Does not include revenues earned from Machinery and Engines of $380 million and $466 million in 2007 and 2006, respectively.

(1)The PPS outlook is between $5.30 and $5.80. The above chart illustrates operating profit at the midpoint of this profit range.  Each of the stair steps in the chart may individually vary within the outlook range.

(2)Other includes the impact of currency, consolidating adjustments, M&E other operating expenses, operating profit of Progress Rail and the effects of rounding.

2007 Outlook – Profit

We expect profit per share to be in the range of $5.30 to $5.80.  2007 is expected to benefit from improved price realization and sales volume, partially offset by higher core operating costs and a higher effective tax rate.

Factors driving expected improved price realization in the second half, compared with the first half of 2007 include timing of merchandising program spending and stronger sales volume in the second half of 2007 as well as weak price realization in the fourth quarter of 2006.

We expect 2007 core operating costs to be $700 million higher than full year 2006.  We now expect material costs to be up about 1 percent this year.  In our previous outlook, we had expected overall material cost increases to be minimal in 2007.  Commodities, like nickel and aluminum, are higher than we expected, and some component suppliers are pushing through higher prices than we planned.  Operationally, the first half of 2007 included a significant number of new product introductions that tend to temporarily slow production.  The second half of 2007 includes much less new product introduction.  We are taking action to address the lower volumes forecasted for truck engines, and we are focused on improving our operating efficiencies through the Cat Production System.  Cost comparisons with the second half of 2006 should improve.  Costs increased in the second half of 2006 and included an expense for a legal dispute settlement.  We are also taking action to lower discretionary spending.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated by reference from Note 4 – “Derivatives Instruments and Hedging Activities” included in Part I, Item 1 and Management’s Discussion and Analysis included in Part I, Item 2 of this Form 10-Q.

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

Changes in internal control over financial reporting

During the second quarter 2007, there has been no significant change in the company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (Dollars in billions)
April 1-30, 2007	1,353,000	$68.61	1,353,000	$7.434	[1]
May 1-31, 2007	1,708,000	$76.11	1,708,000	$7.304	[1]
June 1-30, 2007	3,581,000	$79.13	3,581,000	$7.020	[1]
Total	6,642,000	$76.21	6,642,000

[1]   On October 8, 2003, the Board of Directors approved an extension of the share repurchase program (through October 2008) with the goal of reducing the company’s outstanding shares to 320,000,000. The share repurchase program goal was adjusted for the stock split announced on June 8, 2005, to reflect an adjusted goal of 640,000,000 shares outstanding by October 2008. In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program over the next five years, expiring on December 31, 2011. Purchases under the new authorization commenced on completion of the 2003 authorization, which was exhausted by purchasing 395,899 shares in April 2007 to reduce the company’s outstanding shares to 640,000,000.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2007	2,000	$66.03	NA	NA
May 1-31, 2007	322	$72.55	NA	NA
June 1-30, 2007	—	$—	NA	NA
Total	2,322	$66.93

[1] Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our foreign employees.  As of June 30, 2007, those plans had approximately 12,700 participants in the aggregate.  During the second quarter of 2007, approximately 215,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Caterpillar Inc. was held on June 13, 2007, for the purpose of electing directors and voting on the proposals described below.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.  A plurality vote of the shares present at the meeting was required for election of directors.  An affirmative vote of the majority (50 percent or greater) of shares present at the meeting (quorum) was required for approval of all other proposals.  Abstentions and broker non-votes have the effect of a vote against matters other than director elections.  Quorum exists if at least one-third of Caterpillar stockholders are present in person or by proxy at the meeting.  Abstentions and broker non-votes are counted as present for establishing a quorum.

Proposal 1 - Election of Directors All of management's nominees for Class III directors as listed in the proxy statement were ELECTED with the following vote:
	Shares Voted "FOR"	Shares "WITHHELD"	Broker Non-Votes
John T. Dillon	551,702,500	15,038,351	0
Juan Gallardo	467,016,385	99,724,466	0
William A. Osborn	551,324,253	15,416,598	0
Edward B. Rust, Jr.	551,110,707	15,630,144	0
The Class III directors received an average affirmative vote of 93.57%. Class I and II directors that were not up for election will continue in office for the remainder of their terms.

Proposal 2 - Ratification of Independent Registered Public Accounting Firm
A management proposal requesting ratification of Independent Registered Public Accounting Firm received the affirmative vote of 96.84% of the shares present at the meeting was APPROVED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
548,819,697	9,221,987	8,699,166	0

Proposal 3 - Stockholder Proposal - Separate CEO & Chair
A stockholder proposal requesting the Board of Directors to separate the roles of Chairman and Chief Executive Officer received the affirmative vote of 12.58% of the shares present at the meeting was DEFEATED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
71,312,759	386,071,087	10,600,851	98,756,154

Proposal 4 - Stockholder Proposal – Director Election Majority Vote Standard
The stockholder proposal requesting the Board of Directors to adopt majority vote standard received the affirmative vote of 31.18% of the shares present at the meeting was DEFEATED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
176,692,441	280,244,272	11,047,985	98,756,154

Item 6. Exhibits
Exhibits:
3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
3.2	Bylaws, amended and restated as of February 11, 2004 (incorporated by reference from Exhibit 3.3 to the Form 10-Q filed for the quarter ended March 31, 2004).
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

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2007).
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifcation of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
August 2, 2007	/s/James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

August 2, 2007	/s/David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

August 2, 2007	/s/Bradley M. Halverson	Controller and Chief Accounting Officer
(Bradley M. Halverson)

August 2, 2007	/s/James B. Buda	Secretary
(James B. Buda)

EXHIBIT 31.1
SECTION 302 CERTIFICATION
I, James W. Owens, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Caterpillar Inc.;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
August 2, 2007		/s/James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

EXHIBIT 31.2
SECTION 302 CERTIFICATION
I, David B. Burritt, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of Caterpillar Inc.;
2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a)
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; based on such evaluation; and

d)
disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a)
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.
August 2, 2007		/s/David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

EXHIBIT 32
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the quarterly report of Caterpillar Inc. (the "Company") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 2, 2007	/s/James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)
August 2, 2007	/s/David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

A signed original of this written statement required by Section 906 has been provided to Caterpillar Inc. and will be retained by Caterpillar Inc. and furnished to the Securities and Exchange Commission or its staff upon request.