Form 10-Q
period 2007-09-30
CATERPILLAR INC
filed 2007-11-01
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At September 30, 2007, 635,960,246 shares of common stock of the Registrant were outstanding.

Table of Contents
		Page
Part I – Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	59

Part II – Other Information
Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	61

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	September 30,
	2007	2006
Sales and revenues:
Sales of Machinery and Engines	$10,668	$9,842
Revenues of Financial Products	774	675
Total sales and revenues	11,442	10,517

Operating costs:
Cost of goods sold	8,270	7,610
Selling, general and administrative expenses	938	988
Research and development expenses	357	329
Interest expense of Financial Products	289	266
Other operating expenses	275	246
Total operating costs	10,129	9,439

Operating profit	1,313	1,078

Interest expense excluding Financial Products	69	72
Other income (expense)	51	72

Consolidated profit before taxes	1,295	1,078

Provision for income taxes	395	334
Profit of consolidated companies	900	744

Equity in profit (loss) of unconsolidated affiliated companies	27	25

Profit	$927	$769

Profit per common share	$1.45	$1.18

Profit per common share – diluted [1]	$1.40	$1.14

Weighted average common shares outstanding (millions)
- Basic	638.3	653.2
- Diluted [1]	660.0	677.2

Cash dividends declared per common share	$—	$—

[1] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Nine Months Ended
	September 30,
	2007	2006
Sales and revenues:
Sales of Machinery and Engines	$30,602	$28,541
Revenues of Financial Products	2,212	1,973
Total sales and revenues	32,814	30,514

Operating costs:
Cost of goods sold	23,706	21,578
Selling, general and administrative expenses	2,796	2,690
Research and development expenses	1,047	979
Interest expense of Financial Products	839	754
Other operating expenses	760	738
Total operating costs	29,148	26,739

Operating profit	3,666	3,775

Interest expense excluding Financial Products	228	206
Other income (expense)	232	165

Consolidated profit before taxes	3,670	3,734

Provision for income taxes	1,155	1,153
Profit of consolidated companies	2,515	2,581

Equity in profit (loss) of unconsolidated affiliated companies	51	74

Profit	$2,566	$2,655

Profit per common share	$4.00	$4.01

Profit per common share – diluted [1]	$3.87	$3.86

Weighted average common shares outstanding (millions)
- Basic	641.0	662.4
- Diluted [1]	662.7	688.5

Cash dividends declared per common share	$.66	$.55

[1] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and short-term investments	$910	$530
Receivables – trade and other	8,089	8,607
Receivables – finance	6,991	6,804
Deferred and refundable income taxes	892	733
Prepaid expenses and other current assets	853	638
Inventories	7,187	6,351
Total current assets	24,922	23,663

Property, plant and equipment – net	9,436	8,851
Long-term receivables – trade and other	784	860
Long-term receivables – finance	12,917	11,531
Investments in unconsolidated affiliated companies	551	562
Noncurrent deferred and refundable income taxes	1,954	1,949
Intangible assets	456	387
Goodwill	1,937	1,904
Other assets	1,842	1,742
Total assets	$54,799	$51,449

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$132	$165
Financial Products	5,254	4,990
Accounts payable	4,426	4,085
Accrued expenses	3,080	2,923
Accrued wages, salaries and employee benefits	1,022	938
Customer advances	1,435	921
Dividends payable	—	194
Other current liabilities	808	1,145
Long-term debt due within one year:
Machinery and Engines	425	418
Financial Products	4,491	4,043
Total current liabilities	21,073	19,822

Long-term debt due after one year:
Machinery and Engines	3,725	3,694
Financial Products	13,428	13,986
Liability for postemployment benefits	5,910	5,879
Other liabilities	2,055	1,209
Total liabilities	46,191	44,590
Commitments and contingencies (Notes 10 and 12)
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (9/30/07 and 12/31/06 – 814,894,624) at paid-in amount	2,759	2,465
Treasury stock (9/30/07 – 178,934,378; 12/31/06 – 169,086,448) at cost	(8,547)	(7,352)
Profit employed in the business	16,877	14,593
Accumulated other comprehensive income (loss)	(2,481)	(2,847)
Total stockholders' equity	8,608	6,859
Total liabilities and stockholders' equity	$54,799	$51,449

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in millions)
				Accumulated other comprehensive income (loss)
	Common stock	Treasury stock	Profit employed in the business	Foreign currency translation	Pension & other post- retirement benefits[1]	Derivative financial instruments	Available-for-sale securities	Total
Nine Months ended September 30, 2006
Balance at December 31, 2005	$1,859	$(4,637)	$11,808	$302	$(934)	$18	$16	$8,432
Profit	—	—	2,655	—	—	—	—	2,655
Foreign currency translation	—	—	—	117	—	—	—	117
Derivative financial instruments
Gains (losses) deferred, net of tax of $27	—	—	—	—	—	54	—	54
(Gains) losses reclassified to earnings, net of tax of $27	—	—	—	—	—	(47)	—	(47)
Available-for-sale securities
Gains (losses) deferred, net of tax of $4	—	—	—	—	—	—	10	10
(Gains) losses reclassified to earnings, net of tax of $9	—	—	—	—	—	—	(18)	(18)
Comprehensive Income								2,771
Dividends declared	—	—	(363)	—	—	—	—	(363)
Common shares issued from treasury stock for stock-based compensation: 14,180,353	71	312	—	—	—	—	—	383
Stock-based compensation expense	123	—	—	—	—	—	—	123
Tax benefits from stock-based compensation	161	—	—	—	—	—	—	161
Shares repurchased: 39,855,000	—	(2,858)	—	—	—	—	—	(2,858)
Shares issued for Progress Rail Services, Inc. acquisition: 5,341,902	227	152	—	—	—	—	—	379
Balance at September 30, 2006	$2,441	$(7,031)	$14,100	$419	$(934)	$25	$8	$9,028

Nine Months ended September 30, 2007
Balance at December 31, 2006	$2,465	$(7,352)	$14,593	$471	$(3,376)	$48	$10	$6,859
Adjustment to adopt FIN 48	—	—	141	—	—	—	—	141
Balance at January 1, 2007	2,465	(7,352)	14,734	471	(3,376)	48	10	7,000
Profit	—	—	2,566	—	—	—	—	2,566
Foreign currency translation	—	—	—	190	—	—	—	190
Amortization of pension and other postretirement benefits losses, net of tax of $99	—	—	—	—	186	—	—	186
Derivative financial instruments
Gains (losses) deferred, net of tax of $19	—	—	—	—	—	34	—	34
(Gains) losses reclassified to earnings, net of tax of $30	—	—	—	—	—	(52)	—	(52)
Available-for-sale securities
Gains (losses) deferred, net of tax of $9	—	—	—	—	—	—	14	14
(Gains) losses reclassified to earnings, net of tax of $3	—	—	—	—	—	—	(6)	(6)
Comprehensive Income								2,932
Dividends declared	—	—	(423)	—	—	—	—	(423)
Common shares issued from treasury stock for stock-based compensation: 11,052,070	21	290	—	—	—	—	—	311
Stock-based compensation expense	125	—	—	—	—	—	—	125
Tax benefits from stock-based compensation	148	—	—	—	—	—	—	148
Shares repurchased: 20,900,000	—	(1,485)	—	—	—	—	—	(1,485)
Balance at September 30, 2007	$2,759	$(8,547)	$16,877	$661	$(3,190)	$30	$18	$8,608

[1]
Pension and other postretirement benefits include the aggregate adjustment for unconsolidated companies of $(3) million for the nine months ended September 30, 2007.  The ending balances were $40 million and $37 million at September 30, 2007 and 2006, respectively.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Condensed Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Nine Months Ended
	September 30,
	2007	2006
Cash flow from operating activities:
Profit	$2,566	$2,655
Adjustments for non-cash items:
Depreciation and amortization	1,301	1,220
Other	38	110
Changes in assets and liabilities:
Receivables – trade and other	850	(165)
Inventories	(715)	(902)
Accounts payable and accrued expenses	268	327
Other assets – net	(89)	(345)
Other liabilities – net	1,211	666
Net cash provided by (used for) operating activities	5,430	3,566

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(969)	(905)
Expenditures for equipment leased to others	(971)	(798)
Proceeds from disposals of property, plant and equipment	302	440
Additions to finance receivables	(9,797)	(7,817)
Collections of finance receivables	7,908	6,204
Proceeds from sales of finance receivables	800	1,004
Investments and acquisitions (net of cash acquired)	(130)	(512)
Proceeds from sales of available-for-sale securities	196	255
Investments in available-for-sale securities	(286)	(357)
Other – net	336	201
Net cash provided by (used for) investing activities	(2,611)	(2,285)

Cash flow from financing activities:
Dividends paid	(617)	(531)
Common stock issued, including treasury shares reissued	311	383
Treasury shares purchased	(1,485)	(2,858)
Excess tax benefit from stock-based compensation	143	159
Proceeds from debt issued (original maturities greater than three months)	7,506	8,629
Payments on debt (original maturities greater than three months)	(7,923)	(8,517)
Short-term borrowings (original maturities three months or less) – net	(374)	905
Net cash provided by (used for) financing activities	(2,439)	(1,830)
Effect of exchange rate changes on cash	—	(6)
Increase (decrease) in cash and short-term investments	380	(555)

Cash and short-term investments at beginning of period	530	1,108
Cash and short-term investments at end of period	$910	$553

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

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2007 and 2006, (b) the consolidated financial position at September 30, 2007 and December 31, 2006, (c) the consolidated changes in stockholders' equity for the nine month periods ended September 30, 2007 and 2006, and (d) the consolidated statement of cash flow for the nine month periods ended September 30, 2007 and 2006. The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

Comprehensive income is comprised of profit, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities and pension and other postretirement benefits. Total comprehensive income for the three months ended September 30, 2007 and 2006 was $1,067 million and $764 million, respectively. Total comprehensive income for the nine months ended September 30, 2007 and 2006 was $2,932 million and $2,771 million, respectively.

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

SFAS 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. As required by SFAS 157, we will adopt this new accounting standard effective January 1, 2008. We are currently reviewing the impact of SFAS 157. We do not expect the adoption to have a material impact on our financial statements.

SFAS 158 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end. As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006, and will adopt the year-end measurement date in 2008.

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets & Financial Liabilities – including an amendment of SFAS No. 115.” SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. We will adopt this new accounting standard on January 1, 2008.  We do not expect the adoption to have a material impact on our financial statements.

3.
Stock-Based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), effective January 1, 2006. SFAS 123R requires that the cost resulting from all stock–based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, stock-settled stock appreciation rights (SARs) and restricted stock units (RSUs).  We recognized pretax stock-based compensation cost in the amount of $43 million and $125 million for the three and nine months ended September 30, 2007, respectively; and $31 million and $123 million for the three and nine months ended September 30, 2006, respectively.

The following table illustrates the type and fair market value of the stock-based compensation awards granted during the nine month periods ended September 30, 2007 and 2006, respectively:

	2007		2006
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	4,195,188	$20.73	9,479,534	$23.44
Stock options	231,615	20.73	331,806	23.44
RSUs	1,282,020	59.94	—	—

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine month periods ended September 30, 2007 and 2006, respectively:

	Grant Year
	2007	2006
Weighted-average dividend yield	1.68%	1.79%
Weighted-average volatility	26.04%	26.79%
Range of volatilities	26.03-26.62%	26.56-26.79%
Range of risk-free interest rates	4.40-5.16%	4.34-4.64%
Weighted-average expected lives	8 years	8 years

As of September 30, 2007, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $142 million, which will be amortized over the weighted-average remaining requisite service period of approximately 2.0 years.

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

4.	Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices.  In addition, the amount of Caterpillar stock that can be repurchased under our stock repurchase program is impacted by movements in the price of the stock.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate, commodity price and Caterpillar stock price exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward and option contracts, interest rate swaps and commodity forward and option contracts.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

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

As of September 30, 2007, $23 million of deferred net gains (net of tax) included in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)" in the Consolidated Statement of Results of Operations) over the next 12 months when earnings are affected by the hedged transactions. The actual amount recorded in Other income (expense) will vary based on the exchange rates at the time the hedged transactions impact earnings.

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

Gains (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2007	2006	2007	2006
Machinery and Engines:
On undesignated contracts	$14	$(3)	$22	$16
Financial Products:
On undesignated contracts	(42)	(3)	(52)	(4)
	$(28)	$(6)	$(30)	$12

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

Machinery and Engines operations generally use fixed rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps. Designation as a hedge of the fair value of our fixed rate debt is performed to support hedge accounting.  During 2001, our Machinery and Engines operations liquidated all existing fixed-to-floating interest rate swaps.  The gain ($5 million at September 30, 2007) is being amortized to earnings ratably over the remaining life of the hedged debt.  Since 2006, we have entered into a total of $400 million of interest rate swaps designated as fair value hedges of our fixed-rate long-term debt.

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

Financial Products liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains.  These gains ($6 million remaining at September 30, 2007) are being amortized to earnings ratably over the remaining life of the hedged debt. Financial Products liquidated floating-to-fixed interest rate swaps during 2007 that resulted in deferred net gains that are being amortized to earnings ratably over the remaining life of the hedged debt.  The unamortized balance of $1 million as of September 30, 2007 will be amortized into Interest expense over the next 12 months.

Gains (losses) included in current earnings [Other income (expense)]:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2007	2006	2007	2006
Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain (loss) on designated interest rate derivatives	$14	$—	$9	$—
Gain (loss) on hedged debt	(2)	—	—	—
Gain (loss) on liquidated swaps – included in interest expense	1	1	2	3
Financial Products:
Gain (loss) on designated interest rate derivatives	62	79	31	(7)
Gain (loss) on hedged debt	(64)	(79)	(33)	7
Gain (loss) on liquidated swaps – included in interest expense	1	2	2	6
	$12	$3	$11	$9

As of September 30, 2007, $7 million, net of tax, of deferred net gains included in equity ("Accumulated other comprehensive income (loss)"), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings ("Interest expense of Financial Products" in the Consolidated Statement of Results of Operations) over the next 12 months.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated.  There were no gains or losses on undesignated contracts for the three months and nine months ended September 30, 2007.  Losses on the undesignated contracts of $2 million and gains of $1 million were recorded in current earnings (“Other income (expense)”) for the three months and nine months ended September 30, 2006, respectively.

Stock Repurchase Risk
In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  No stock repurchase derivative contracts had been executed as of September 30, 2007.

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	September 30,	December 31,
	2007	2006
Raw materials	$2,464	$2,182
Work-in-process	1,186	977
Finished goods	3,236	2,915
Supplies	301	277
Total inventories	$7,187	$6,351

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending June 30) was as follows:

Results of Operations of unconsolidated affiliated companies:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2007	2006	2007	2006
Sales	$859	$1,158	$2,931	$3,291
Cost of sales	697	931	2,367	2,625
Gross profit	162	227	564	666

Profit (loss)	$23	$61	$113	$169

Caterpillar's profit (loss)	$27	$25	$51	$74

Financial Position of unconsolidated affiliated companies:	September 30,	December 31,
(Millions of dollars)	2007	2006
Assets:
Current assets	$1,666	$1,807
Property, plant and equipment – net	1,180	1,119
Other assets	170	176
	3,016	3,102
Liabilities:
Current liabilities	1,215	1,394
Long-term debt due after one year	264	309
Other liabilities	325	145
	1,804	1,848
Ownership	$1,212	$1,254

Caterpillar's investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$535	$542
Plus: Investments in cost method companies	16	20
Total investments in unconsolidated affiliated companies	$551	$562

Sales from SCM to Caterpillar for the three months ended September 30, 2007 and September 30, 2006 of $460 million and $488 million, respectively, and for the nine months ended September 30, 2007 and September 30, 2006 of $1,232 million and $1,379 million, respectively, are included in the affiliated company sales. In addition, SCM purchases of Caterpillar products were $69 million and $70 million for the three months ended September 30, 2007 and September 30, 2006, respectively, and $202 million and $213 million for the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

During the second quarter of 2007, a $13 million after tax charge for net adjustments related to revenue recognition, deferred tax valuation allowances and environmental liabilities that were identified during our due diligence procedures was included in Equity in profit of unconsolidated affiliated companies. These adjustments have since been recorded by SCM and are reflected in the tables above.

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	September 30, 2007	December 31, 2006
Customer relationships	19	$340	$242
Intellectual property	11	195	211
Other	13	76	73
Total finite-lived intangible assets – gross	16	611	526
Less: Accumulated amortization		155	139
Intangible assets – net		$456	$387

Amortization expense on intangible assets for the three and nine months ended September 30, 2007 was $10 million and $30 million, respectively.  Amortization expense for the three and nine months ended September 30, 2006 was $10 million and $23 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2007	2008	2009	2010	2011	Thereafter
$41	$41	$40	$39	$37	$288

During the first quarter 2007, we acquired finite-lived intangible assets of $89 million as part of the purchase of Franklin Power Products. (See Note 16 for acquisition details.)

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."  Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.

During the first quarter of 2006, we determined that the business outlook for the parts and accessories distribution business of MG Rover Ltd., acquired in 2004, required a specific impairment evaluation.  The declining outlook of this business resulted from the MG Rover’s cessation of vehicle production and warranties resulting from bankruptcy in 2005. Although the MG Rover parts business continues to provide parts to the existing population of vehicles, the unit’s sales will continue to decline in the future as production of new vehicles has ceased. In determining if there was impairment, we first compared the fair value of the reporting unit (calculated by discounting projected cash flows) to the carrying value. Because the carrying value exceeded the fair value, we allocated the fair value to the assets and liabilities of the unit and determined the fair value of the implied goodwill was zero. Accordingly, a goodwill impairment charge of $18 million was included in "Other operating expenses" in the Consolidated Statement of Results of Operations and reported in the "All Other" category in Note 13 during the first quarter of 2006.  No other goodwill was impaired or disposed of during the three or nine months ended September 30, 2007 and 2006.

During the first quarter of 2007, we acquired assets with related goodwill of $33 million as part of the purchase of Franklin Power Products (See Note 16 for acquisition details.)

The changes in carrying amount of the goodwill by reportable segment for the nine months ended September 30, 2007 were as follows:

(Millions of dollars)	Heavy Construction & Mining	Electric Power	Large Power Products	All Other[1]	Consolidated Total
Balance at December 31, 2006	$14	$203	$628	$1,059	$1,904
Acquisitions	—	—	—	33	33
Balance at September 30, 2007	$14	$203	$628	$1,092	$1,937

[1] All Other includes operating segments included in “All Other” category (See Note 13).

8.	Available-For-Sale Securities

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

	September 30, 2007			December 31, 2006
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt	$346	$(1)	$345	$355	$(5)	$350
Corporate bonds	676	(5)	671	541	(6)	535
Equity securities	166	35	201	154	26	180
Total	$1,188	$29	$1,217	$1,050	$15	$1,065

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	September 30, 2007
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt	$68	$—	$141	$2	$209	$2
Corporate bonds	258	4	175	4	433	8
Equity securities	36	3	—	—	36	3
Total	$362	$7	$316	$6	$678	$13

	December 31, 2006
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt	$116	$—	$199	$4	$315	$4
Corporate bonds	198	1	233	5	431	6
Equity securities	22	1	1	—	23	1
Total	$336	$2	$433	$9	$769	$11

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at September 30, 2007, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$99
Due after one year through five years	$250
Due after five years through ten years	$158
Due after ten years	$509

Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2007 were $77 million and $196 million, respectively.  Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2006 were $36 million and $255 million, respectively. Gross gains of $3 million and $9 million, and gross losses of $1 million and $2 million were included in current earnings for the three and nine months ended September 30, 2007, respectively.  Gross gains of $2 million and $32 million, and gross losses of $1 million and $5 million were included in current earnings for the three and nine months ended September 30, 2006, respectively.

9.	Postretirement Benefits

A. Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
For the three months ended:
Components of net periodic benefit cost:
Service cost	$47	$40	$17	$16	$22	$24
Interest cost	148	144	32	27	74	75
Expected return on plan assets	(210)	(200)	(40)	(34)	(33)	(29)
Amortization of:
Net asset existing at adoption of SFAS 87	—	—	—	1	—	—
Prior service cost [1]	14	15	2	1	(9)	(9)
Net actuarial loss (gain)	53	58	13	13	20	28
Total cost included in operating profit	$52	$57	$24	$24	$74	$89

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
For the nine months ended:
Components of net periodic benefit cost:
Service cost	$139	$120	$52	$48	$67	$71
Interest cost	446	431	95	81	222	227
Expected return on plan assets	(630)	(599)	(122)	(104)	(98)	(87)
Amortization of:
Net asset existing at adoption of SFAS 87/106	—	—	1	1	1	1
Prior service cost [1]	43	44	5	4	(27)	(25)
Net actuarial loss (gain)	160	174	40	41	59	85
Adjustment for subsidiary pension plan[2]	44	—	—	—	—	—
Total cost included in operating profit	$202	$170	$71	$71	$224	$272

Weighted-average assumptions used to determine net cost:
Discount rate	5.5%	5.6%	4.8%	4.6%	5.5%	5.6%
Expected return on plan assets	9.0%	9.0%	7.7%	7.5%	9.0%	9.0%
Rate of compensation increase	4.0%	4.0%	4.0%	3.7%	4.0%	4.0%

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

[2] Second quarter 2007 charge to recognize previously unrecorded liabilities related to a subsidiary pension plan.

We made $40 million of contributions to pension plans during the nine months ended September 30, 2007 and we currently anticipate additional contributions of approximately $10 million during the remainder of the year. Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2007, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2007	2006	2007	2006
U.S. Plans	$39	$31	$142	$119
Non-U.S. Plans	7	6	22	17
	$46	$37	$164	$136

10.	Guarantees and Product Warranty

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

No loss has been experienced or is anticipated under any of these guarantees. At September 30, 2007 and December 31, 2006, the recorded liability for these guarantees was $10 million. The maximum potential amount of future payments (undiscounted and without reduction for any amount that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30,	December 31,
	2007	2006
Guarantees with Caterpillar dealers	$379	$527
Guarantees with customers	48	48
Limited indemnity	32	35
Guarantees – other	12	21
Total guarantees	$471	$631

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory. Historical claim rates are developed using a rolling average of actual warranty payments.

(Millions of dollars)	2007
Warranty liability, January 1	$953
Reduction in liability (payments)	(677)
Increase in liability (new warranties)	754
Warranty liability, September 30	$1,030

(Millions of dollars)	2006
Warranty liability, January 1	$879
Reduction in liability (payments)	(745)
Increase in liability (new warranties)	819
Warranty liability, December 31	$953

11.	Computations of Profit Per Share

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)		2007	2006	2007	2006
I.	Profit for the period (A):	$927	$769	$2,566	$2,655

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	638.3	653.2	641.0	662.4
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	21.7	24.0	21.7	26.1
	Average common shares outstanding for fully diluted computation (C)	660.0	677.2	662.7	688.5

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.45	$1.18	$4.00	$4.01
	Assuming full dilution (A/C)	$1.40	$1.14	$3.87	$3.86

SARs and stock options to purchase 9.7 million common shares were outstanding for the nine months ended September 30, 2007, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.  There were no antidilutive stock awards outstanding for the three months ended September 30, 2007. For the three and nine months ended September 30, 2006, there were outstanding SARs and stock options to purchase 9.6 million and 9.7 million common shares, respectively, which were antidilutive.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions, and although penalties could potentially exceed $100 thousand, management does not believe that this issue will have a material adverse impact on our financial position.

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

Due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 26.

Business Segments Three Months Ended September 30, (Millions of dollars)
	Machinery and Engines
2007	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$827	$(23)	$1,931	$809	$(79)	$891	$2,422	$1,246	$2,575	$10,599	$937	$11,536
Inter-segment sales & revenues	—	2,066	—	81	2,045	461	42	29	7,683	12,407	1	12,408
Total sales and revenues	$827	$2,043	$1,931	$890	$1,966	$1,352	$2,464	$1,275	$10,258	$23,006	$938	$23,944
Depreciation and amortization	$1	$1	$—	$5	$48	$11	$—	$2	$170	$238	$173	$411
Imputed interest expense	$2	$1	$3	$5	$15	$8	$(2)	$1	$96	$129	$293	$422
Accountable profit (loss)	$26	$256	$68	$102	$133	$52	$36	$12	$795	$1,480	$202	$1,682
Accountable assets at September 30, 2007	$297	$69	$420	$745	$2,086	$1,123	$(127)	$76	$12,963	$17,652	$29,266	$46,918
Capital expenditures	$1	$—	$1	$10	$57	$21	$—	$1	$249	$340	$401	$741

	Machinery and Engines
2006	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$616	$(16)	$1,276	$715	$(58)	$702	$2,756	$1,520	$2,258	$9,769	$861	$10,630
Inter-segment sales & revenues	(1)	1,695	—	51	2,201	496	75	23	7,095	11,635	—	11,635
Total sales and revenues	$615	$1,679	$1,276	$766	$2,143	$1,198	$2,831	$1,543	$9,353	$21,404	$861	$22,265
Depreciation and amortization	$—	$—	$—	$5	$42	$13	$—	$3	$152	$215	$156	$371
Imputed interest expense	$1	$—	$2	$4	$14	$8	$1	$1	$86	$117	$272	$389
Accountable profit (loss)	$24	$220	$22	$41	$190	$69	$74	$51	$678	$1,369	$196	$1,565
Accountable assets at December 31, 2006	$352	$28	$285	$702	$2,022	$941	$(196)	$207	$12,160	$16,501	$28,406	$44,907
Capital expenditures	$1	$—	$1	$7	$58	$10	$2	$—	$195	$274	$286	$560

Business Segments Nine Months Ended September 30, (Millions of dollars)
	Machinery and Engines
2007	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$2,444	$(52)	$5,490	$2,248	$(263)	$2,582	$7,221	$3,645	$7,074	$30,389	$2,725	$33,114
Inter-segment sales & revenues	—	5,899	1	222	6,078	1,394	143	78	22,894	36,709	2	36,711
Total sales and revenues	$2,444	$5,847	$5,491	$2,470	$5,815	$3,976	$7,364	$3,723	$29,968	$67,098	$2,727	$69,825
Depreciation and amortization	$3	$2	$—	$17	$136	$33	$1	$6	$489	$687	$493	$1,180
Imputed interest expense	$7	$1	$8	$16	$47	$23	$(4)	$4	$283	$385	$849	$1,234
Accountable profit (loss)	$81	$778	$199	$223	$367	$192	$33	$35	$2,264	$4,172	$590	$4,762
Accountable assets at September 30, 2007	$297	$69	$420	$745	$2,086	$1,123	$(127)	$76	$12,963	$17,652	$29,266	$46,918
Capital expenditures	$7	$—	$1	$13	$152	$43	$—	$3	$604	$823	$1,070	$1,893

	Machinery and Engines
2006	Asia/ Pacific Marketing	Heavy Construction & Mining	EAME Marketing	Electric Power	Large Power Products	Latin America	North America Marketing	Power Systems Marketing	All Other	Total	Financing & Insurance Services	Consolidated Total
External sales and revenues	$1,937	$(46)	$3,765	$1,888	$(185)	$2,058	$9,216	$4,240	$5,477	$28,350	$2,489	$30,839
Inter-segment sales & revenues	(1)	5,538	2	169	6,286	1,401	270	68	22,152	35,885	1	35,886
Total sales and revenues	$1,936	$5,492	$3,767	$2,057	$6,101	$3,459	$9,486	$4,308	$27,629	$64,235	$2,490	$66,725
Depreciation and amortization	$1	$—	$1	$16	$127	$36	$1	$7	$424	$613	$489	$1,102
Imputed interest expense	$5	$—	$4	$14	$39	$22	$4	$3	$242	$333	$770	$1,103
Accountable profit (loss)	$70	$753	$144	$114	$575	$227	$353	$114	$2,285	$4,635	$550	$5,185
Accountable assets at December 31, 2006	$352	$28	$285	$702	$2,022	$941	$(196)	$207	$12,160	$16,501	$28,406	$44,907
Capital expenditures	$2	$1	$1	$26	$140	$33	$3	$2	$500	$708	$877	$1,585

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2007:
Total external sales and revenues from business segments	$10,599	$937	$—		$11,536
Other	69	(74)	(89)	[1]	(94)
Total sales and revenues	$10,668	$863	$(89)		$11,442

Three Months Ended September 30, 2006:
Total external sales and revenues from business segments	$9,769	$861	$—		$10,630
Other	73	(60)	(126)	[1]	(113)
Total sales and revenues	$9,842	$801	$(126)		$10,517

[1] Elimination of Financial Products revenues from Machinery and Engines Companies.

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2007:
Total external sales and revenues from business segments	$30,389	$2,725	$—		$33,114
Other	213	(217)	(296)	[1]	(300)
Total sales and revenues	$30,602	$2,508	$(296)		$32,814

Nine Months Ended September 30, 2006:
Total external sales and revenues from business segments	$28,350	$2,489	$—		$30,839
Other	191	(174)	(342)	[1]	(325)
Total sales and revenues	$28,541	$2,315	$(342)		$30,514

[1]Elimination of Financial Products revenues from Machinery and Engines Companies.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended September 30, 2007:
Total accountable profit from business segments	$1,480	$202	$1,682
Corporate costs	(257)	—	(257)
Timing	(17)	—	(17)
Methodology differences:
Inventory/cost of sales	(4)	—	(4)
Postretirement benefit expense	(56)	—	(56)
Financing costs	10	—	10
Equity in profit of unconsolidated affiliated companies	(26)	(1)	(27)
Currency	(4)	—	(4)
Other methodology differences	(26)	(5)	(31)
Other	(1)	—	(1)
Total profit before taxes	$1,099	$196	$1,295

Three Months Ended September 30, 2006:
Total accountable profit from business segments	$1,369	$196	$1,565
Corporate costs	(240)	—	(240)
Timing	18	—	18
Methodology differences:
Inventory/cost of sales	(9)	—	(9)
Postretirement benefit expense	(83)	—	(83)
Financing costs	(50)	—	(50)
Equity in profit of unconsolidated affiliated companies	(24)	(1)	(25)
Currency	22	—	22
Legal disputes	(77)	—	(77)
Other methodology differences	4	(2)	2
Other	(45)	—	(45)
Total profit before taxes	$885	$193	$1,078

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Nine Months Ended September 30, 2007:
Total accountable profit from business segments	$4,172	$590	$4,762
Corporate costs	(796)	—	(796)
Timing	(5)	—	(5)
Methodology differences:
Inventory/cost of sales	(15)	—	(15)
Postretirement benefit expense	(162)	—	(162)
Financing costs	(27)	—	(27)
Equity in profit of unconsolidated affiliated companies	(48)	(3)	(51)
Currency	32	—	32
Other methodology differences	(22)	(1)	(23)
Other	(45)	—	(45)
Total profit before taxes	$3,084	$586	$3,670

Nine Months Ended September 30, 2006:
Total accountable profit from business segments	$4,635	$550	$5,185
Corporate costs	(724)	—	(724)
Timing	(84)	—	(84)
Methodology differences:
Inventory/cost of sales	(74)	—	(74)
Postretirement benefit expense	(247)	—	(247)
Financing costs	(101)	—	(101)
Equity in profit of unconsolidated affiliated companies	(72)	(2)	(74)
Currency	24	—	24
Legal disputes	(77)	—	(77)
Other methodology differences	(44)	18	(26)
Other	(68)	—	(68)
Total profit before taxes	$3,168	$566	$3,734

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
September 30, 2007:
Total accountable assets from business segments	$17,652	$29,266	$—	$46,918
Items not included in segment assets:
Cash and short-term investments	582	328	—	910
Intercompany trade receivables	182	80	(262)	—
Trade and other receivables	304	—	—	304
Investment in unconsolidated affiliated companies	414	—	(17)	397
Investment in Financial Products	4,062	—	(4,062)	—
Deferred income taxes and prepaids	3,430	138	(309)	3,259
Intangible assets and other assets	1,206	56	—	1,262
Service center assets	993	—	—	993
Liabilities included in segment assets	3,123	17	—	3,140
Inventory methodology differences	(2,380)	—	—	(2,380)
Other	321	(325)	—	(4)
Total assets	$29,889	$29,560	$(4,650)	$54,799

December 31, 2006:
Total accountable assets from business segments	$16,501	$28,406	$—	$44,907
Items not included in segment assets:
Cash and short-term investments	319	211	—	530
Intercompany trade receivables	205	85	(290)	—
Trade and other receivables	281	—	—	281
Investment in unconsolidated affiliated companies	439	—	(9)	430
Investment in Financial Products	3,513	—	(3,513)	—
Deferred income taxes and prepaids	3,167	116	(327)	2,956
Intangible assets and other assets	1,283	(1)	—	1,282
Service center assets	990	—	—	990
Liabilities included in segment assets	2,337	21	—	2,358
Inventory methodology differences	(2,290)	—	—	(2,290)
Other	250	(245)	—	5
Total assets	$26,995	$28,593	$(4,139)	$51,449

14.	Income Taxes

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $742 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $486 million.  We classify interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $62 million.  The corresponding amounts at September 30, 2007 were not materially different from the amounts at the date of adoption.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, we do not expect the change to have a significant impact on our results of operations or financial position.

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

In our major non-U.S. jurisdictions, tax years are typically subject to examination for three to six years.

15.	Securitizations

During the third quarter of 2007, Cat Financial securitized retail installment sales contracts and finance leases into a public asset-backed securitization facility.  Cat Financial securitizes retail installment sales contracts and finance leases into public asset-backed securitization facilities that are qualifying special purpose entities and thus, in accordance with Statement of Financial Accounting Standards No. 140 (SFAS 140) “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, are not consolidated.  These finance receivables, which are being held in securitization trusts, are secured by new and used equipment.  Net proceeds received were $662 million, which includes both cash proceeds and retained interests.  A net gain of $4 million was recognized on this transaction.  Cat Financial’s retained interests in the securitized receivables include an interest in certain future cash flow (excess) with an initial fair value of $2 million and a reserve account with an initial fair value of $9 million.  Cat Financial determines the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment rates and discount rates.  These assumptions are based on historical experience, market trends and anticipated performance relative to the particular assets securitized.  Significant assumptions used to estimate the fair value of the retained interests include an 8.4 percent discount rate, a weighted-average prepayment rate of 14 percent and expected credit losses of 1 percent.  Cat Financial’s retained interests are generally subordinated to the investors’ interests. Cat Financial also retains servicing responsibilities for which they receive a fee of approximately 1 percent of the unpaid note value.  A servicing asset or liability is generally not recorded since the servicing fee is considered market compensation.

In the second quarter of 2006, a public securitization also occurred at Cat Financial.  Net proceeds received were $964 million, which includes both cash proceeds and retained interests. A net gain of $7 million was recognized on this transaction.  Retained interests included subordinated certificates with an initial fair value of $4 million, an interest in future cash flows (excess) with an initial fair value of $3 million and a reserve account with an initial fair value of $10 million.  Significant assumptions used to estimate the fair value of the retained interests and subordinated certificates in this transaction included an 11.2 percent discount rate, a weighted-average prepayment rate of 14 percent and expected credit losses of 1 percent.  Cat Financial receives annual servicing fees of 1 percent of the unpaid note value.

Subordinated retained interests in all public securitizations outstanding totaled $50 million at September 30, 2007 and $68 million at December 31, 2006.

16.	Alliances and Acquisitions

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

This transaction was financed with available cash and commercial paper borrowings.  Net tangible assets acquired and liabilities assumed of $43 million were recorded at their fair values.  Finite-lived intangible assets acquired of $89 million related to customer relationships are primarily being amortized on a straight-line basis over 20 years.  Goodwill of $33 million, deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.  These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and other post-closing procedures.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “All Other” category in Note 13.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported third-quarter sales and revenues of $11.442 billion, an all-time quarterly high, primarily due to continued strength in markets outside of the United States.  We also reported profit of $927 million, or $1.40 per share, for the quarter ended September 30, 2007.  Profit and profit per share are the highest ever for a third quarter.

These results clearly demonstrate our global reach and the stability and strength of our growing integrated service businesses. We delivered strong returns for our stockholders despite continuing severe weakness in key U.S. markets. We are particularly pleased by the bottom line results of our engines business. With our extensive product offering and the continuing strength in most end markets, we were able to more than offset the impact of the dramatic drop in on-highway truck engines and report record operating profit for engines.  Overall, profit per share climbed 23 percent compared to last year’s third quarter, and moving forward we are confident that our deployment of the Cat Production System (CPS) will help us reach our 2010 goals for improving safety, quality, velocity, earnings and growth.

Sales and revenues increased $925 million compared to the third quarter of last year, $385 million from higher sales volume, $267 million from improved price realization, $174 million from the effects of currency and $99 million from higher Financial Products revenues.

Third-quarter profit increased $158 million, or $0.26 per share, from third quarter 2006. The increase in profit was due to improved price realization and higher sales volume, partially offset by higher manufacturing costs, including material costs.

Despite weakness in U.S. markets, our sales and revenues increased 9 percent.  We continue to see remarkable growth outside of the United States with particular strength in key industries like mining, oil and gas, electric power and marine engines.  The industries we serve are becoming increasingly global, and the investments we are making to achieve our 2010 goals have us well positioned to meet their needs.

Outlook

The full-year outlook for 2007 is for sales and revenues of about $44 billion and profit per share in the range of $5.20 to $5.60, compared to $5.17 per share in 2006.  The previous outlook for 2007 sales and revenues was about $44 billion, and profit per share was $5.30 to $5.80.

Caterpillar’s preliminary outlook for 2008 reflects a sales and revenues increase of 5 to 10 percent and profit per share up 5 to 15 percent from the mid-point of the 2007 outlook range.

We are pleased with our progress on improving safety and quality.  While we continue to face capacity-related inefficiencies due to the unprecedented surge in global demand, we are confident that CPS with 6 Sigma will deliver the velocity and efficiency improvements needed to achieve our 2010 goals—sales and revenues more than $50 billion and compound annual growth in profit per share of 15 to 20 percent from our 2005 base.

Note: Glossary of terms included on pages 41-42; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2006

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between third quarter 2006 (at left) and third quarter 2007 (at right).  Items favorably impacting sales and revenue appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenue appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Machinery Volume includes the change in Progress Rail sales.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for third quarter 2007 were $11.442 billion, up $925 million, or 9 percent, from third quarter 2006.  Machinery volume was up $397 million.  Engines volume was down $12 million with on-highway truck engines down about $470 million, mostly offset by increases in electric power, petroleum and marine engines. Price realization improved $267 million.  Currency had a positive impact on sales of $174 million, driven primarily by the stronger euro.  In addition, Financial Products revenues increased $99 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change
3rd Quarter 2007
Machinery	$7,123	10%	$3,156	(12%)	$2,166	43%	$802	23%	$999	35%
Engines[1]	3,545	5%	1,311	(16%)	1,362	26%	264	6%	608	26%
Financial Products[2]	774	15%	520	10%	118	24%	73	49%	63	5%
	$11,442	9%	$4,987	(11%)	$3,646	36%	$1,139	20%	$1,670	30%
3rd Quarter 2006
Machinery	$6,472		$3,570		$1,510		$650		$742
Engines[1]	3,370		1,561		1,078		249		482
Financial Products[2]	675		471		95		49		60
	$10,517		$5,602		$2,683		$948		$1,284

[1]Does not include internal engines transfers of $629 million and $564 million in third quarter 2007 and 2006, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2]Does not include internal revenues earned from Machinery and Engines of $89 million and $126 million in third quarter 2007 and 2006, respectively.

Machinery Sales - Sales were $7.123 billion in third quarter 2007, an increase of $651 million, or 10 percent, from third quarter 2006.

▪	Machinery volume increased $397 million. Sales volume decreased in North America but increased in all other regions.

▪	Price realization increased $131 million.

▪	Currency benefited sales by $123 million.

▪	Geographic mix between regions (included in price realization) was $30 million unfavorable.

▪
Dealers outside the United States experienced increased demand, and they reported higher inventories compared to third quarter 2006.  North American dealers continued reducing inventories, although the pace slowed significantly from the second quarter 2007.  Overall, reductions in dealer-reported inventories had a mild negative impact on sales volume.  Inventories were lower than a year earlier both in dollars and in months of supply.

▪	Sales in North America remained weak, the result of unfavorable economic conditions facing key industries and dealer inventory reductions.

▪
As in the first two quarters, sales volume increased in all regions outside North America.  Developing economies accounted for most of that volume growth.  Interest rates were favorable, most economies grew rapidly and many governments increased spending.  Those factors contributed to rapid growth in construction, often 10 percent or more.

▪
International coal prices were higher than a year earlier, in part due to problems Australian ports experienced in moving coal to users.  In other countries, including China, Russia and Indonesia, production increased.  Coal exports from the United States also increased sharply.

▪	Higher oil and natural gas prices drove increased drilling and pipeline construction. Oil sands development in Canada also benefited machinery sales.

▪
Increased metals mining investment contributed to higher volume.  Prices in the quarter were significantly higher than last year, exploration budgets this year increased and mine output increased in a number of countries, including Australia, Brazil, Canada, Chile, China and the United States.

North America – Sales decreased $414 million, or 12 percent.

▪	Sales volume decreased $465 million.

▪	Price realization increased $51 million.

▪
Dealer-reported inventories declined about $250 million in the third quarter compared to a decrease of about $100 million in the year earlier quarter. Dealer inventories at the end of the quarter were well below a year earlier in both dollars and months of supply.

▪
An unfavorable economic environment in many key industries in the United States depressed dealer deliveries.  Housing, nonresidential construction contracting, quarrying and coal mining declined, causing users to curtail fleet expansions.

▪	As a result of the weak economic environment, dealers added fewer units to their rental fleets and let existing fleets age.

▪
Coal production declined more than 2.5 percent from third quarter 2006 in response to reduced electric utility usage and lower prices in some coal markets.  Coal stocks were also higher than last year.  More positively, coal exports rebounded almost 20 percent this year, the result of U.S. prices falling well below international prices.

▪	Output prices for some industries, such as housing and coal mining, softened and credit tightened. Those factors likely caused some users to delay replacement purchases.

▪
The housing industry deteriorated further in the third quarter with new starts 24 percent below a year earlier.  Prices of new single-family homes declined, the number of unsold homes remained near record highs and mortgage lenders tightened standards.

▪
Nonresidential construction spending remains strong but contracting for new projects declined almost 8 percent in the third quarter when compared to last year.  The decline occurred in building construction. However, contracting for highway construction increased.

▪
Metals, oil and natural gas prices were higher than last year and were very favorable for investment.   Metals mine output increased almost 3 percent, and pipeline activity strengthened, with shipments of line pipe up 19 percent so far this year.  Pipeline construction is benefiting from changes in supply locations and two decades of under-investment.

EAME – Sales increased $656 million, or 43 percent.

▪	Sales volume increased $516 million.

▪	Price realization increased $60 million.

▪	Currency benefited sales by $80 million.

▪
Dealers experienced significant increases in demand during the quarter, particularly in Africa/Middle East and Commonwealth of Independent States (CIS).  Dealers had to maintain higher inventories to support that stronger demand, a further positive for sales volume.  Dealer inventories in months of supply ended the quarter about even with a year ago.

▪
Increased construction contributed to higher sales volume in Europe.  Construction in the Eurozone increased 3 percent, benefiting from more government spending for infrastructure and growth in building construction.  Business profitability improved, and companies increased borrowings 13 percent.  Past increases in interest rates caused housing permits to decline.  Construction increased rapidly in most Central European economies, often in excess of 15 percent, another positive for machinery sales.

▪
Africa/Middle East accounted for the largest share of Europe, Africa and the Middle East (EAME) volume growth.  Higher commodity prices and strong economic growth boosted government revenues, enabling them to spend more on construction.  Year-to-date construction increased 17 percent in South Africa and 12 percent in Egypt.  Infrastructure booms are underway in the Middle East.  Other positives were a 9 percent increase in drill rig activity and more investment in mining.  Metals exploration budgets have increased an average 43 percent the past two years.

▪
Sales volume in the CIS increased rapidly, with large gains occurring in Russia, Ukraine and Kazakhstan. All three governments increased spending more than 15 percent year-to-date allocating large sums for construction.  Russia, the world’s largest oil producer, increased production almost 3 percent this year. The country also benefited from higher metals and coal prices, increasing mine output almost 2 percent in the first half of 2007.

Latin America – Sales increased $152 million, or 23 percent.

▪	Sales volume increased $116 million.

▪	Price realization increased $22 million.

▪	Currency benefited sales by $14 million.

▪
Dealers reported higher demand during the quarter, requiring them to build inventory.  Although dollar inventories at the end of the quarter were higher than in 2006, months of supply declined slightly.

▪
Brazil reduced interest rates 850 basis points from the 2005 peak, an action that led to a 4 percent increase in construction.  Large construction gains occurred in many other countries, often in excess of 10 percent.  Interest rates were favorable, and governments increased foreign exchange reserves 36 percent, allowing them to spend more for construction.

▪
Regional oil production declined more than 5 percent in the quarter as a result of past under-investment.  Companies are now investing more, and drill rig activity increased 9 percent, a positive for machinery sales.

▪
Increased mine production and higher metals prices contributed to volume growth.  Brazil increased mine output 7 percent compared to last year, with iron ore production up 13 percent.  Chile increased copper production 4 percent this year.

Asia/Pacific – Sales increased $257 million, or 35 percent.

▪	Sales volume increased $200 million.

▪	Price realization increased $28 million.

▪	Currency benefited sales by $29 million.

▪	Dealers faced strong demand for machines, causing them to report a decline in inventories. As a result, inventories in months of supply were well below those at the end of third quarter 2006.

▪
Economic conditions in the region were favorable.  Inflation was generally low so central banks had little need to raise interest rates.  Several central banks, including those in Indonesia and Thailand, made sizable reductions.  Economies grew rapidly, and trade surpluses produced more than a 25 percent increase in foreign exchange holdings.

▪
Good economic growth, increased government spending and booming stock markets benefited business investment and construction.  Construction increased more than 20 percent in China, 11 percent in India and 9 percent in Australia.

▪
Australian thermal coal spot prices were 36 percent higher than a year ago partly due to problems the country experienced exporting coal.  Demand was also strong, with the top 13 importing countries taking about 7 percent more coal so far this year.  Indonesia raised exports in response to a 40 percent increase in its coal price.  Increased coal production and prices contributed to a substantial sales gain in Indonesia.

▪
Higher metals prices and increased production benefited sales volume growth.  China increased iron ore production 17 percent.  Australia increased exploration spending for base metals by 67 percent, iron ore by 79 percent and uranium by more than 100 percent.  India increased mine production 5 percent.

Engines Sales - Sales were $3.545 billion in third quarter 2007, an increase of $175 million, or 5 percent, from third quarter 2006.

▪	Sales volume decreased $12 million.

▪	Price realization increased $136 million.

▪	Currency benefited sales by $51 million.

▪	Geographic mix between regions (included in price realization) was $5 million favorable.

▪	Dealer-reported inventories in dollars were up; months of supply were nearly flat as it was supported by strong delivery rates.

North America – Sales decreased $250 million, or 16 percent.

▪	Sales volume decreased $283 million.

▪	Price realization increased $33 million.

▪
Sales for on-highway truck applications declined 59 percent as the truck industry demand for new trucks was down due to the reduction in tonnage hauled and freight rates realized by on-highway carriers.

▪
Sales for petroleum applications increased 29 percent due to strong demand in gas compression, which overcame a small reduction in new drill rig build rates.  Turbine sales benefited from increased customer spending for natural gas pipelines and compression equipment.

▪	Sales for electric power applications increased 20 percent supported by data center installations. Turbines and turbine-related services increased to support power generation.

EAME – Sales increased $284 million, or 26 percent.

▪	Sales volume increased $186 million.

▪	Price realization increased $47 million.

▪	Currency benefited sales by $51 million.

▪
Sales for petroleum applications increased 64 percent based on strong demand for engines used in drilling and production.  Turbines and turbine-related services increased to support rising oil production and gas transmission demand.

▪	Sales for electric power applications increased 20 percent with strong demand for small- and medium-sized units.

▪	Sales for marine applications increased 21 percent with higher demand for workboats, commercial oceangoing vessels and cruise ships.

▪
Sales for industrial applications increased 9 percent with strong demand for agriculture and other types of original equipment manufacturers (OEM) equipment driven by good economic conditions and several new OEM accounts.

Latin America – Sales increased $15 million, or 6 percent.

▪	Sales volume increased $6 million.

▪	Price realization increased $8 million.

▪	Currency benefited sales by $1 million.

▪
Sales for electric power engines increased 53 percent from investment in infrastructure as energy shortages continued in several key markets. These investments were supported by strong oil and commodity prices.

▪	Sales into truck applications declined 42 percent reflecting reduced demand. Latin American truck facilities decreased exports of trucks destined for North America.

Asia/Pacific – Sales increased $126 million, or 26 percent.

▪	Sales volume increased $84 million.

▪	Price realization increased $43 million.

▪	Currency reduced sales by $1 million.

▪
Sales for petroleum applications increased 40 percent as Chinese drill rig builders continue to manufacture at record high levels for domestic and export use.  Turbines and turbine-related services increased to support oil production demand.

▪	Sales for marine applications increased 34 percent with continued strong demand for workboat and offshore shipbuilding. Large diesel demand grew in the offshore and general cargo industries.

▪	Sales for industrial applications increased 80 percent with widespread demand for engines used in OEM applications driven by strong growth in industrial production.

▪	Sales of electric power engines increased 10 percent with higher power demands driven by good economic conditions.

Financial Product Revenues - Revenues were $774 million in third quarter 2007, an increase of $99 million, or 15 percent, from third quarter 2006.

▪	Growth in average earning assets increased revenues $73 million.

▪	Revenues from earned premiums at Cat Insurance increased $15 million.

▪	The impact of higher interest rates on new and existing finance receivables added $7 million.

▪	Tight credit markets in the quarter did not impact Financial Products’ ability to fund new business.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between third quarter 2006 (at left) and third quarter 2007 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with its Board of Directors and employees.  The bar entitled Consolidating Adjustments/M&E Other Operating Expense includes the operating profit impact of Progress Rail.

Operating profit in third quarter 2007 increased $235 million, or 22 percent, from last year, driven by higher price realization and sales volume, partially offset by increased core operating costs.

Core operating costs rose $294 million from third quarter 2006.  This increase was attributable to manufacturing costs, which were $320 million higher than a year ago.  The increase in manufacturing costs was primarily due to operating inefficiencies and higher material costs.  Operating inefficiencies were the result of selected supply chain challenges, capacity increases and a significant decline in on-highway truck engine production.  Our manufacturing costs were also up from last year’s levels due to transitional costs associated with the launch of the Cat Production System.

Third quarter 2007 SG&A expenses were $49 million lower than a year ago primarily due to the absence of approximately $70 million of expense related to a settlement of various legal disputes with Navistar.  R&D was $23 million higher than third quarter 2006.

Operating Profit by Principal Line of Business
(Millions of dollars)	Third Quarter 2006	Third Quarter 2007	$ Change	% Change
Machinery[1]	$626	$681	$55	9%
Engines[1]	398	529	131	33%
Financial Products	171	178	7	4%
Consolidating Adjustments	(117)	(75)	42
Consolidated Operating Profit	$1,078	$1,313	$235	22%

[1]Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $681 million was up $55 million, or 9 percent, from third quarter 2006. Improved price realization and higher sales volume more than offset the unfavorable impact of higher core operating costs.

▪
Engines operating profit of $529 million was up $131 million, or 33 percent, from third quarter 2006.  The favorable impact of improved price realization, positive mix of product and the absence of a settlement of various legal disputes were partially offset by higher core operating costs.  Growth in demand for electric power, petroleum, marine and industrial applications more than offset the decline in on-highway truck demand.

▪
Financial Products operating profit of $178 million was up $7 million, or 4 percent, from third quarter 2006. The increase was primarily attributable to a $9 million impact from higher average earning assets and the absence of an $11 million impairment charge at Cat Power Ventures, partially offset by an $8 million decrease in operating profit at Cat Insurance due to higher claims experience and a $6 million increase in the provision for credit losses at Cat Financial.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Three Months Ended September 30,
(Millions of dollars)	2007	2006
North America Geographic Region	$4,467	$5,131
Sales included in the Power Systems Marketing segment	(689)	(1,086)
Sales included in the Electric Power segment	(222)	(201)
Company owned dealer sales included in the All Other category	(176)	(195)
Other[1]	(958)	(893)
North America Marketing external sales	$2,422	$2,756

EAME Geographic Region	$3,528	$2,588
Sales included in the Power Systems Marketing segment	(286)	(217)
Sales included in the Electric Power segment	(445)	(368)
Other[1]	(866)	(727)
EAME Marketing external sales	$1,931	$1,276

Latin America Geographic Region	$1,066	$899
Sales included in the Power Systems Marketing segment	(33)	(53)
Sales included in the Electric Power segment	(13)	(21)
Other[1]	(129)	(123)
Latin America Marketing external sales	$891	$702

Asia/Pacific Geographic Region	$1,607	$1,224
Sales included in the Power Systems Marketing segment	(238)	(164)
Sales included in the Electric Power segment	(129)	(125)
Other[1]	(413)	(319)
Asia/Pacific Marketing external sales	$827	$616

[1] Mostly represents external sales of the All Other category.

Other Profit/Loss Items

▪
Other income/(expense) was $51 million of income compared with $72 million of income in third quarter 2006.  The change was primarily due to translation losses on machinery and engines assets and liabilities denominated in currencies other than the U.S. dollar, partially offset by the absence of an expense related to a legal dispute.

Caterpillar’s profit and cash flows are subject to fluctuation due to changes in foreign exchange rates.  Currency-related impacts had a negative impact of about $60 million compared with the third quarter of 2006.  This includes the $16 million unfavorable impact on machinery and engines operating profit due to the impact of a weaker U.S. dollar.  Translation losses on assets and liabilities as mentioned above had an unfavorable impact of approximately $44 million versus a year ago.

▪
The provision for income taxes in the third quarter reflects an estimated annual tax rate of 31.5 percent for 2007 compared to 31 percent for the third quarter 2006 and 29 percent for the full-year 2006.  The increase over 2006 is primarily due to the repeal of Extraterritorial Income Exclusion (ETI) benefits in 2007.

The third quarter provision for income taxes includes a favorable adjustment of $12 million related to the first six months of 2007 resulting from a decrease in the estimated annual tax rate from 32 to 31.5 percent. The change was primarily due to an increase in our estimated tax benefits from the domestic production activities deduction.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2006

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2006 (at left) and the nine months ended September 30, 2007 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar.  The bar entitled Machinery Volume includes the change in Progress Rail sales.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for nine months ended September 30, 2007 were $32.814 billion, up $2,300 million, or 8 percent, from the nine months ended September 30, 2006.  Excluding Progress Rail, Machinery volume was up $137 million.  The acquisition of Progress Rail added $723 million to Machinery sales in North America. Engines volume was up $105 million; on-highway truck engines were down about $1.2 billion, offset by increases in commercial engine sales for applications such as electric power, petroleum and marine. Price realization improved $540 million.  Currency had a positive impact on sales of $556 million, driven primarily by the stronger euro.  In addition, Financial Products revenues increased $239 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Latin America	% Change	Asia/ Pacific	% Change
Nine months ended September 30, 2007
Machinery	$20,899	7%	$9,484	(13%)	$6,266	40%	$2,317	22%	$2,832	27%
Engines[1]	9,703	7%	3,817	(11%)	3,628	26%	776	8%	1,482	23%
Financial Products[2]	2,212	12%	1,513	9%	329	18%	192	35%	178	7%
	$32,814	8%	$14,814	(10%)	$10,223	34%	$3,285	19%	$4,492	25%

Nine months ended September 30, 2006
Machinery	$19,459		$10,862		$4,470		$1,899		$2,228
Engines[1]	9,082		4,290		2,871		718		1,203
Financial Products[2]	1,973		1,384		280		142		167
	$30,514		$16,536		$7,621		$2,759		$3,598

[1]Does not include internal engines transfers of $1,897 million and $1,733 million in 2007 and 2006, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2]Does not include internal revenues earned from Machinery and Engines of $296 million and $342 million in 2007 and 2006, respectively.

Machinery Sales - Sales were $20.899 billion, an increase of $1,440 million, or 7 percent, from the nine months ended September 30, 2006.

▪	Excluding Progress Rail, machinery volume increased $137 million. Sales volume decreased in North America but increased in all other regions.

▪	Price realization increased $205 million.

▪	Currency benefited sales by $375 million.

▪	The acquisition of Progress Rail added $723 million to sales in North America.

▪	Geographic mix between regions (included in price realization) was $154 million unfavorable.

▪
Dealers reported lower inventories at the end of the period than a year earlier in both dollars and months of supply.  Significant dealer inventory reduction in North America was the major reason for lower sales volume in the region.  Dealers outside North America increased inventories slightly to accommodate stronger demand.

▪
An unfavorable economic climate in the United States also contributed to the decline in sales volume.  Problems included a 26 percent collapse in housing construction, an almost 3 percent decline in contracting for nonresidential construction, 4 percent less coal production and an 18 percent drop in nonmetals mining and quarrying.

▪
Sales volume increased in all regions outside North America, with the emerging economies particularly strong.  Low interest rates, booming stock markets, improved government finances and good economic growth benefited construction.  Construction grew more than 10 percent in many of the developing countries.

▪
Metals prices increased more than 40 percent due to strong demand and low metals inventories.  Petroleum prices, while averaging slightly lower than last year, remained attractive for investment.  As a result, metals exploration, drill rig counts and pipeline activity increased.

North America – Sales decreased $1,378 million, or 13 percent.

▪	Sales volume decreased $1,438 million. Progress Rail sales added $723 million compared to the nine months ended September 30, 2006. Excluding Progress Rail, sales volume decreased $2,161 million.

▪	Price realization increased $60 million.

▪
Dealer-reported inventories declined about $1.1 billion in the nine months ended September 30, 2007 compared to an increase of about $240 million in the year earlier.  Dealer inventories were also well below a year earlier in months of supply.

▪
Unfavorable economic conditions in the United States caused users to curtail fleet expansions and delay replacement purchases.  Dealers added fewer units to their rental fleets and let existing fleets age.

▪
U.S. housing starts in the first three quarters were 26 percent lower than the year earlier period due to lower new home sales and a large inventory of unsold homes.  Mortgage delinquencies increased sharply and lenders tightened standards on new loans.

▪
Contracts awarded for nonresidential construction declined almost 3 percent through September when compared to the same period in 2006.  Problems included some tightening in commercial and industrial lending standards, fewer new housing projects and lower corporate cash flows than a year earlier.  Contracts awarded for highway, commercial and industrial construction increased 1 percent.  Institutional building dropped 6 percent.

▪	Coal production declined 4 percent, the result of lower utility usage, higher stocks and much lower coal prices. One positive for the industry was a 19 percent increase in exports.

▪	Metals mining production rose 1 percent in response to a more than 40 percent increase in metals prices and increased exploration spending.

▪	Higher natural gas prices, and increased gas production and drilling have created a need for greater pipeline capacity. Shipments of line pipe increased 19 percent.

EAME – Sales increased $1,796 million, or 40 percent.

▪	Sales volume increased $1,369 million.

▪	Price realization increased $140 million.

▪	Currency benefited sales by $287 million.

▪
Dealers reported significant increases in demand, which accounted for most of the volume growth.  They also added inventory to support that demand, further benefiting sales volume.  Dealer inventories in months of supply were about even with a year ago.

▪
In Europe, sales volume increased due to favorable interest rates and good economic growth.  Increased government spending led to a 5 percent increase in infrastructure construction; better business profits and increased production contributed to 5 percent growth in building construction.  Past increases in interest rates and some signs of softening in home prices caused housing permits to decline.

▪
Africa/Middle East’s best economic growth in years drove a significant increase in sales volume.  Favorable domestic interest rates, booming stock markets and a 23 percent increase in foreign exchange reserves boosted construction.  High metals and energy prices allowed more investment in metals mining and petroleum.  The number of operating drill rigs averaged 15 percent higher than last year.

▪
Sales volume increased sharply in the Commonwealth of Independent States (CIS), with large gains occurring in Russia and several other countries.  Positives for the region included low interest rates, improved government finances and high commodity prices.  Construction increased 24 percent in Russia, 14 percent in Ukraine and 16 percent in Kazakhstan.  These countries increased foreign exchange reserves from 35 to 60 percent, enabling them to buy more imported goods.

Latin America – Sales increased $418 million, or 22 percent.

▪	Sales volume increased $330 million.

▪	Price realization increased $60 million.

▪	Currency benefited sales by $28 million.

▪
Dealers reported higher demand from customers throughout the year and increased their inventories to support this demand.  Reported inventories were higher than a year earlier in dollars but declined in months of supply.

▪
Economic conditions were favorable, with interest rates low, stock markets booming and exports growing.  Governments increased foreign exchange reserves 36 percent.  These positives enabled good growth in construction, frequently in excess of 10 percent.

▪	Latin American oil production declined despite high crude oil prices. However, these countries are investing more to increase capacity and the drill rig count averaged 10 percent higher this year.

▪
The more than 40 percent increase in metals prices this year benefited both production and exploration.  Brazil increased iron ore output 10 percent and Chile’s mine production was up more than 3 percent.

Asia/Pacific – Sales increased $604 million, or 27 percent.

▪	Sales volume increased $445 million.

▪	Price realization increased $99 million.

▪	Currency benefited sales by $60 million.

▪
The regional economy continued the fastest rate of growth in the world; China’s economy grew more than 11 percent, India’s economy grew by more than 9 percent and Indonesia’s economy grew by 6 percent.  Rapid growth resulted from low inflation, low interest rates and competitive exports.  Governments increased foreign exchange reserves 26 percent.

▪
Low interest rates and good economic growth boosted construction spending.  China increased housing construction 30 percent and office construction 27 percent.  Indonesia and Australia both increased construction 9 percent.

▪
Strong import demand, and some transportation problems, led to higher spot coal prices.  These factors supported sales volume growth in Australia, China and Indonesia.  China, the world’s largest coal producer, increased coal production almost 13 percent.

▪	Higher metals prices and increased exploration spending benefited sales in both Australia and China. Australia increased mine production 10 percent and China raised iron ore output 27 percent.

Engines Sales - Sales were $9.703 billion, an increase of $621 million, or 7 percent, from the nine months ended September 30, 2006.

▪	Sales volume increased $105 million.

▪	Price realization increased $335 million.

▪	Currency benefited sales by $181 million.

▪	Geographic mix between regions (included in price realization) was $17 million favorable.

▪	Dealer reported inventories were up; months of supply were nearly flat as the increase in dollars is supported by strong delivery rates.

North America – Sales decreased $473 million, or 11 percent.

▪	Sales volume decreased $569 million.

▪	Price realization increased $96 million.

▪
Sales for on-highway truck applications declined 56 percent with less than anticipated demand for the 2007 model year engines due to the reduction in tonnage hauled and freight rates realized by on-highway carriers.  This has also been impacted by the transition of several original equipment manufacturers (OEMs) to the 2007 emissions technology engines.

▪
Sales for petroleum applications increased 39 percent due to strong demand in gas compression and exploration, along with success from gas pipeline and storage construction projects.  Turbine sales increase reflects increased customer spending for natural gas pipelines and compression equipment.

▪	Sales for electric power applications increased 35 percent supported by data center installations.

EAME – Sales increased $757 million, or 26 percent.

▪	Sales volume increased $493 million.

▪	Price realization increased $113 million.

▪	Currency benefited sales by $151 million.

▪
Sales for electric power applications increased 23 percent with strong demand for large gas units as well as growth in midsize power modules.  Olympian generator sets were also a critical part of retail growth.

▪
Sales for petroleum applications increased 53 percent, based on widespread demand for engines used in drilling and production applications.  Turbines and turbine-related services increased to support rising oil production and gas transmission demand.

▪	Sales for industrial applications increased 17 percent with widespread demand for agriculture and other types of OEM equipment.

▪	Sales for marine applications increased 27 percent with increased demand for workboats, commercial oceangoing vessels and cruise ships.

Latin America – Sales increased $58 million, or 8 percent.

▪	Sales volume increased $42 million.

▪	Price realization increased $15 million.

▪	Currency benefited sales by $1 million.

▪
Sales for electric power engines increased 59 percent from investment in infrastructure as energy shortages continued in several key markets. These investments were supported by strong oil and commodity prices.

▪	Sales into truck applications declined 39 percent reflecting reduced demand. Latin American truck facilities decreased exports of trucks destined for North America.

Asia/Pacific – Sales increased $279 million, or 23 percent.

▪	Sales volume increased $156 million.

▪	Price realization increased $94 million.

▪	Currency benefited sales by $29 million.

▪
Sales for petroleum applications increased 32 percent, as Chinese drill rig builders continue to manufacture at record levels for domestic and export use.  Turbines and turbine-related services increased to support oil and gas production demand.

▪	Sales for marine applications increased 42 percent with continued strong demand for workboat and offshore shipbuilding. Large diesel demand grew in the offshore and general cargo segments.

▪	Sales of electric power engines increased 1 percent with higher power demands driven by good economic conditions.

Financial Product Revenues - Revenues were $2.212 billion in the nine months ended September 30, 2007, an increase of $239 million, or 12 percent, from the nine months ended September 30, 2006.

▪	Growth in average earning assets increased revenues $149 million.

▪	Revenues from earned premiums at Cat Insurance increased $38 million.

▪	The impact of higher interest rates on new and existing finance receivables added $57 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2006 (at left) and the nine months ended September 30, 2007 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with its Board of Directors and employees.  The bar entitled Consolidating Adjustments/M&E Other Operating Expense includes the operating profit impact of Progress Rail.

Operating profit for the nine months ended September 30, 2007 decreased $109 million, or 3 percent, from last year, driven by increased core operating costs partially offset by higher price realization and sales volume.

Core operating costs rose $936 million from the nine months ended September 30, 2006.  Of the increase, $870 million was attributable to higher manufacturing costs.  The increase in manufacturing costs was primarily due to operating inefficiencies, higher material costs and higher warranty.  Operating inefficiencies were the result of selected supply chain challenges, new product introductions, capacity increases and a significant decline in on-highway truck engine production.  Our manufacturing costs also increased from last year’s levels due to transitional costs associated with the launch of the Cat Production System.

Nine months ended September 30, 2007 SG&A and R&D expenses combined were $66 million higher than a year ago.  Increased labor costs and a charge to recognize previously unrecorded liabilities related to a subsidiary pension plan were partially offset by the absence of approximately $70 million of expense related to a 2006 settlement of various legal disputes with Navistar.

Operating Profit by Principal Line of Business
(Millions of dollars)	Nine months ended September 30, 2006	Nine months ended September 30, 2007	$ Change	% Change
Machinery[1]	$2,449	$2,139	$(310)	(13%)
Engines[1]	1,127	1,255	128	11%
Financial Products	498	529	31	6%
Consolidating Adjustments	(299)	(257)	42
Consolidated Operating Profit	$3,775	$3,666	$(109)	(3%)

[1]Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $2,139 million was down $310 million, or 13 percent, from the nine months ended September 30, 2006. Improved price realization was more than offset by higher core operating costs.

▪
Engines operating profit of $1,255 million was up $128 million, or 11 percent, from the nine months ended September 30, 2006.  The favorable impact of improved price realization, positive mix of product, higher sales volume and the absence of a settlement of various legal disputes were partially offset by higher core operating costs.  The increase in core operating costs includes a $44 million charge to recognize previously unrecorded liabilities related to a subsidiary pension plan.  Growth in demand for electric power, petroleum, marine and industrial applications more than offset the profit decline related to the drop in demand for on-highway truck engines.

▪
Financial Products operating profit of $529 million was up $31 million, or 6 percent, from the nine months ended September 30, 2006. The increase was primarily attributable to $39 million from improved net yield on average earning assets,  $20 million from the continued growth of earning assets and the absence of an $11 million impairment charge at Cat Power Ventures.  These favorable impacts were partially offset by a $23 million decrease in operating profit at Cat Insurance due to higher claims experience and an $11 million increase in provision expense at Cat Financial.

Reconciliation of Machinery and Engine Sales by Geographic Region to External Sales by Marketing Segment
	Nine Months Ended September 30,
(Millions of dollars)	2007	2006
North America Geographic Region	$13,301	$15,152
Sales included in the Power Systems Marketing segment	(2,109)	(3,071)
Sales included in the Electric Power segment	(634)	(518)
Company owned dealer sales included in the All Other category	(515)	(630)
Other[1]	(2,822)	(1,717)
North America Marketing external sales	$7,221	$9,216

EAME Geographic Region	$9,894	$7,341
Sales included in the Power Systems Marketing segment	(816)	(590)
Sales included in the Electric Power segment	(1,218)	(990)
Other[1]	(2,370)	(1,996)
EAME Marketing external sales	$5,490	$3,765

Latin America Geographic Region	$3,093	$2,617
Sales included in the Power Systems Marketing segment	(97)	(148)
Sales included in the Electric Power segment	(59)	(46)
Other[1]	(355)	(365)
Latin America Marketing external sales	$2,582	$2,058

Asia/Pacific Geographic Region	$4,314	$3,431
Sales included in the Power Systems Marketing segment	(623)	(431)
Sales included in the Electric Power segment	(337)	(334)
Other[1]	(910)	(729)
Asia/Pacific Marketing external sales	$2,444	$1,937

[1] Mostly represents external sales of the All Other category.

OTHER PROFIT/LOSS ITEMS

▪
Other income/(expense)was $232 million of income compared with $165 million of income in the nine months ended September 30, 2006.  The change was primarily due to gains on the sales of securities during 2007.

▪
The provision for income taxes in the first nine months of 2007 reflects an estimated annual tax rate of 31.5 percent compared to 31 percent for the first nine months of 2006 and 29 percent for the full-year 2006.  The increase over 2006 is primarily due to the repeal of Extraterritorial Income Exclusion (ETI) benefits in 2007.

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
7.
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

8.
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

9.
Integrated Service Businesses– Previously termed “Diversified Service Businesses.”  A service business or a business containing an important service component.  These businesses include, but are not limited to, aftermarket parts, Cat Financial, Cat Insurance, Cat Logistics, Cat Reman, Progress Rail, OEM Solutions and Solar Turbine Customer Services.

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

17.	Profit – Consolidated profit before taxes less provision for income taxes plus equity in profit (loss) of unconsolidated affiliated companies.
18.
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

19.
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

Liquidity & Capital Resources

Sources of funds

We generate our capital resources primarily through operations. Through the third quarter of 2007, consolidated operating cash flow was  $5.43 billion.  Through the third quarter of 2006, consolidated operating cash flow was  $3.57 billion.  The significant increase of $1.86 billion was the result of the timing of receivable collections of North American sales, lower tax payments as well as advance payments from customers of our turbine products.  We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits.  Due to our strong credit rating, the tight credit market had no significant impact on funding our operations.  See our Outlook on page 57.

Total debt as of September 30, 2007, was $27.46 billion, an increase of $159 million from year-end 2006. Debt related to Machinery and Engines of $4.28 billion is about the same as December 31, 2006.  Debt related to Financial Products of $23.17 billion increased $154 million.  We have three global credit facilities with a syndicate of banks totaling $6.55 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs.  During the third quarter of 2007, based on management’s allocation decision, which can be revised at anytime, the portion of the credit facility allocated to Cat Financial was increased from $4.95 billion to $5.55 billion.  Also during the third quarter, the five-year facility of $1.63 billion, which was scheduled to expire in September 2010, was extended and will expire September 2012.  The five-year facility of $2.98 billion has not changed, and will expire September 2011.  The 364-day facility was increased from $1.85 billion to $1.95 billion and will expire in September 2008.  The facility expiring in September 2008 has a provision that allows Caterpillar or Cat Financial to obtain a one-year loan in September 2008 that would mature in September 2009.  At September 30, 2007, there were no borrowings under these lines.  Our total credit commitments as of September 30, 2007 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products
Credit lines available:
Global credit facility	$6,550	$1,000	$5,550
Other external	3,490	1,501	1,989
Total credit lines available	10,040	2,501	7,539
Less: Global credit facility supporting commercial paper	(4,193)	—	(4,193)
Less: Utilized credit	(1,177)	(132)	(1,045)
Available credit	$4,670	$2,369	$2,301

Machinery and Engines

Net cash provided by operating activities was $3.02 billion compared to $2.77 billion for the same period a year ago. The favorable change is primarily due to increased advance payments from customers and reduced tax payments partially offset by higher receivable balances driven by the change in geographic sales mix.   Inventory has continued to increase through the third quarter of 2007 as we continue to have challenges with certain elements of our supply base meeting high production levels resulting in inefficiencies. We continue to focus on improving the flow of quality product with the implementation of the Caterpillar Production System.

Capital expenditures, excluding equipment leased to others, during the period ended September 30, 2007 were $956 million, an increase of $56 million from the same period a year ago.  The expenditures were primarily used to replace and upgrade existing production assets, support new product programs and facilitate additional expansion of manufacturing capacity.  Cash used for investments and acquisitions (net of cash acquired) was $138 million, primarily for the purchase of Franklin Power Products, Inc. and International Fuel Systems, Inc.

Pursuant to the stock repurchase program authorized by the Board of Directors in October 2003, which was completed in April of 2007, and the new stock repurchase program approved in February 2007, $1.49 billion was spent to purchase 20.9 million shares through the third quarter of 2007.  In August of 2007, the Board of Directors approved the use of derivative contracts for stock repurchases in addition to open market purchases.

Dividends paid totaled $617 million through the third quarter of 2007, representing 30 cents per share paid in the first two quarters and 36 cents per share paid in the third quarter.

A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt to debt plus equity.  Debt to debt plus equity is defined as short-term borrowings, long-term debt due within one year, and long-term debt due after one year (debt) divided by the sum of debt and stockholders’ equity.  Debt also includes borrowings from Financial Products. At September 30, 2007, Machinery and Engines’ debt to debt plus equity was 33.4 percent compared to 38.6 percent at December 31, 2006.

Financial Products

Operating cash flow was $883 million through the first three quarters of 2007, compared with $772 million for the same period a year ago.  Net cash used for investing activities was $93 million through the third quarter of 2007, compared to a $1.09 billion use of cash for the same period in 2006.  This change is a result of less net cash used for finance receivables due to slower portfolio growth primarily as a result of decreases in North American trade receivables financed by Cat Financial.  Net cash used for financing activities was $682 million, compared to a source of cash of $367 million for the same period of 2006, primarily due to lower funding requirements as a result of slower portfolio growth.

Financial Products total borrowings were $23.17 billion at September 30, 2007, an increase of $154 million from year end 2006.  Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio.  At September 30, 2007, finance receivables past due over 30 days were 2.52 percent, compared with 1.89 percent at the end of September 30, 2006, primarily attributable to the softening of the U.S. housing industry.  The allowance for credit losses was 1.39 percent of finance receivables, net of unearned income at September 30, 2007, compared to 1.33 percent for the same period a year ago.  Receivables written off due to uncollectibility, net of recoveries on receivables previously written off, were $41 million and $31 million for the nine months ended September 30, 2007 and 2006, respectively.

UPDATE ON CONTRACTUAL OBLIGATIONS

We adopted FIN 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.  As of adoption, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $742 million.  We do not expect a significant tax payment related to these obligations within the next year.  The liability at September 30, 2007 was not materially different from the liability at the date of adoption.

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

Post-sale discount reserve—We provide discounts to dealers and OEMs through merchandising programs that are administered by our marketing profit centers.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  OEM programs provide discounts designed to encourage the use of our engines. The cost of discounts is estimated based on historical experience and planned changes in merchandising programs and is reported as a reduction to sales when the product sale is recognized.  The amount of accrued post-sale discounts was $650 million and $726 million as of September 30, 2007 and December 31, 2006, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

EMPLOYMENT

Caterpillar’s worldwide employment was 99,777 at the end of the third quarter, an increase of 6,544, or 7 percent from a year ago. Of the increase, approximately 3,500 were the result of acquisitions. The remaining increase of approximately 3,000 employees primarily supported growth and new product introductions.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions, and although penalties could potentially exceed $100 thousand, management does not believe that this issue will have a material adverse impact on our financial position.

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

Retirement Benefits

We recognized pension expense of $76 million and $273 million for the three and nine months ended September 30, 2007, as compared to $81 million and $241 million for the three and nine months ended September 30, 2006. The increase in expense for the nine months ended September 30, 2007 was primarily a result of a $44 million adjustment in the second quarter to recognize previously unrecorded liabilities related to a subsidiary pension plan, partially offset by the impact of expected asset returns on plan assets. SFAS 87, "Employers' Accounting for Pensions", requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation.  This increase is amortized into earnings as an actuarial loss.  SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are amortized into earnings as actuarial gains and losses.  At the end of 2006, actuarial losses (recognized in accumulated other comprehensive income (loss)) related to pensions were $3.50 billion. The majority of the actuarial losses are due to declining discount rates, slightly offset by asset gains in recent years.

Other postretirement benefit expense was $74 million and $224 million for the three and nine months ended September 30, 2007, and $89 million and $272 million for the three and nine months ended September 30, 2006.  The decrease in expense is primarily the result of lower amortization of actuarial losses due to favorable demographic and health care claims experience and the impact of expected asset returns on plan assets. Actuarial losses (recognized in accumulated other comprehensive income (loss)) for other postretirement benefit plans were $1.16 billion at the end of 2006. These losses mainly reflect a declining discount rate and an increase in expected health care inflation.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Under SFAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income (loss), net of tax effects, until they are amortized as a component of net periodic benefit cost. Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end. As required by SFAS 158, we adopted the balance sheet recognition provisions at December 31, 2006 and will adopt the year-end measurement date in 2008.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, now recorded as a component of accumulated other comprehensive income (loss) upon the adoption of SFAS 158, will be amortized as a component of net benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2006, the average remaining service period of active employees was 10 years for our U.S. pension plans, 12 years for our non-U.S. pension plans and seven years for other postretirement benefit plans.

We made $40 million of contributions to pension plans during the nine months ended September 30, 2007 and we currently anticipate additional contributions of approximately $10 million during the remainder of the year.  Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2007, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans. We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Engines – The Machinery and Engines data contained in the schedules on pages 49 to 56 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.  Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis. Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations. Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 49 to 56 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$10,668	$10,668	$—	$—
Revenues of Financial Products	774	—	863	(89)	[2]
Total sales and revenues	11,442	10,668	863	(89)

Operating costs:
Cost of goods sold	8,270	8,270	—	—
Selling, general and administrative expenses	938	831	112	(5)	[3]
Research and development expenses	357	357	—	—
Interest expense of Financial Products	289	—	291	(2)	[4]
Other operating expenses	275	—	282	(7)	[3]
Total operating costs	10,129	9,458	685	(14)

Operating profit	1,313	1,210	178	(75)

Interest expense excluding Financial Products	69	70	—	(1)	[4]
Other income (expense)	51	(41)	18	74	[5]

Consolidated profit before taxes	1,295	1,099	196	—

Provision for income taxes	395	337	58	—
Profit of consolidated companies	900	762	138	—

Equity in profit (loss) of unconsolidated affiliated companies	27	26	1	—
Equity in profit of Financial Products' subsidiaries	—	139	—	(139)	[6]

Profit	$927	$927	$139	$(139)

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
[6] Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$9,842	$9,842	$—	$—
Revenues of Financial Products	675	—	801	(126)	[2]
Total sales and revenues	10,517	9,842	801	(126)

Operating costs:
Cost of goods sold	7,610	7,610	—	—
Selling, general and administrative expenses	988	877	110	1	[3]
Research and development expenses	329	329	—	—
Interest expense of Financial Products	266	—	269	(3)	[4]
Other operating expenses	246	2	251	(7)	[3]
Total operating costs	9,439	8,818	630	(9)

Operating profit	1,078	1,024	171	(117)

Interest expense excluding Financial Products	72	76	—	(4)	[4]
Other income (expense)	72	(63)	22	113	[5]

Consolidated profit before taxes	1,078	885	193	—

Provision for income taxes	334	269	65	—
Profit of consolidated companies	744	616	128	—

Equity in profit (loss) of unconsolidated affiliated companies	25	24	1	—
Equity in profit of Financial Products' subsidiaries	—	129	—	(129)	[6]

Profit	$769	$769	$129	$(129)

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
[6] Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$30,602	$30,602	$—	$—
Revenues of Financial Products	2,212	—	2,508	(296)	[2]
Total sales and revenues	32,814	30,602	2,508	(296)

Operating costs:
Cost of goods sold	23,706	23,706	—	—
Selling, general and administrative expenses	2,796	2,469	342	(15)	[3]
Research and development expenses	1,047	1,047	—	—
Interest expense of Financial Products	839	—	842	(3)	[4]
Other operating expenses	760	(14)	795	(21)	[3]
Total operating costs	29,148	27,208	1,979	(39)

Operating profit	3,666	3,394	529	(257)

Interest expense excluding Financial Products	228	233	—	(5)	[4]
Other income (expense)	232	(77)	57	252	[5]

Consolidated profit before taxes	3,670	3,084	586	—

Provision for income taxes	1,155	966	189	—
Profit of consolidated companies	2,515	2,118	397	—

Equity in profit (loss) of unconsolidated affiliated companies	51	48	3	—
Equity in profit of Financial Products' subsidiaries	—	400	—	(400)	[6]

Profit	$2,566	$2,566	$400	$(400)

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
[6] Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$28,541	$28,541	$—	$—
Revenues of Financial Products	1,973	—	2,315	(342)	[2]
Total sales and revenues	30,514	28,541	2,315	(342)

Operating costs:
Cost of goods sold	21,578	21,578	—	—
Selling, general and administrative expenses	2,690	2,378	326	(14)	[3]
Research and development expenses	979	979	—	—
Interest expense of Financial Products	754	—	761	(7)	[4]
Other operating expenses	738	30	730	(22)	[3]
Total operating costs	26,739	24,965	1,817	(43)

Operating profit	3,775	3,576	498	(299)

Interest expense excluding Financial Products	206	214	—	(8)	[4]
Other income (expense)	165	(194)	68	291	[5]

Consolidated profit before taxes	3,734	3,168	566	—

Provision for income taxes	1,153	962	191	—
Profit of consolidated companies	2,581	2,206	375	—

Equity in profit (loss) of unconsolidated affiliated companies	74	72	2	—
Equity in profit of Financial Products' subsidiaries	—	377	—	(377)	[6]

Profit	$2,655	$2,655	$377	$(377)

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
[6] Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At September 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$910	$582	$328	$—
Receivables - trade and other	8,089	4,580	382	3,127	[2,3]
Receivables - finance	6,991	—	10,350	(3,359)	[3]
Deferred and refundable income taxes	892	810	82	—
Prepaid expenses and other current assets	853	819	41	(7)	[4]
Inventories	7,187	7,187	—	—
Total current assets	24,922	13,978	11,183	(239)
Property, plant and equipment – net	9,436	6,323	3,113	—
Long-term receivables - trade and other	784	92	30	662	[2,3]
Long-term receivables – finance	12,917	—	13,609	(692)	[3]
Investments in unconsolidated affiliated companies	551	552	16	(17)	[5]
Investments in Financial Products subsidiaries	—	4,062	—	(4,062)	[6]
Noncurrent deferred and refundable income taxes	1,954	2,200	56	(302)	[7]
Intangible assets	456	451	5	—
Goodwill	1,937	1,937	—	—
Other assets	1,842	294	1,548	—
Total assets	$54,799	$29,889	$29,560	$(4,650)
Liabilities
Current liabilities:
Short-term borrowings	$5,386	$132	$5,332	$(78)	[8]
Accounts payable	4,426	4,189	389	(152)	[9]
Accrued expenses	3,080	1,812	1,276	(8)	[10]
Accrued wages, salaries and employee benefits	1,022	1,007	15	—
Customer advances	1,435	1,435	—	—
Dividends payable	—	—	—	—
Other current liabilities	808	705	126	(23)	[7]
Long-term debt due within one year	4,916	425	4,491	—
Total current liabilities	21,073	9,705	11,629	(261)
Long-term debt due after one year	17,153	3,755	13,428	(30)	[8]
Liability for postemployment benefits	5,910	5,910	—	—
Other liabilities	2,055	1,911	441	(297)	[5,7]
Total liabilities	46,191	21,281	25,498	(588)
Commitments and contingencies
Stockholders' equity
Common stock	2,759	2,759	860	(860)	[6]
Treasury stock	(8,547)	(8,547)	—	—
Profit employed in the business	16,877	16,877	2,710	(2,710)	[6]
Accumulated other comprehensive income (loss)	(2,481)	(2,481)	492	(492)	[6]
Total stockholders' equity	8,608	8,608	4,062	(4,062)
Total liabilities and stockholders' equity	$54,799	$29,889	$29,560	$(4,650)

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
[10]Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$530	$319	$211	$—
Receivables – trade and other	8,607	3,924	368	4,315	[2,3]
Receivables – finance	6,804	—	11,379	(4,575)	[3]
Deferred and refundable income taxes	733	656	77	—
Prepaid expenses and other current assets	638	616	41	(19)	[4]
Inventories	6,351	6,351	—	—
Total current assets	23,663	11,866	12,076	(279)
Property, plant and equipment – net	8,851	6,046	2,805	—
Long-term receivables – trade and other	860	155	30	675	[2,3]
Long-term receivables – finance	11,531	—	12,236	(705)	[3]
Investments in unconsolidated affiliated companies	562	559	12	(9)	[5]
Investments in Financial Products subsidiaries	—	3,513	—	(3,513)	[6]
Noncurrent deferred and refundable income taxes	1,949	2,218	39	(308)	[7]
Intangible assets	387	382	5	—
Goodwill	1,904	1,904	—	—
Other assets	1,742	352	1,390	—
Total assets	$51,449	$26,995	$28,593	$(4,139)
Liabilities
Current liabilities:
Short-term borrowings	$5,155	$165	$5,077	$(87)	[8]
Accounts payable	4,085	3,907	344	(166)	[9]
Accrued expenses	2,923	1,848	1,101	(26)	[10]
Accrued wages, salaries and employee benefits	938	922	16	—
Customer advances	921	921	—	—
Dividends payable	194	194	—	—
Other current liabilities	1,145	1,026	127	(8)	[7]
Long-term debt due within one year	4,461	418	4,043	—
Total current liabilities	19,822	9,401	10,708	(287)
Long-term debt due after one year	17,680	3,724	13,986	(30)	[8]
Liability for postemployment benefits	5,879	5,879	—	—
Other liabilities	1,209	1,132	386	(309)	[5,7]
Total liabilities	44,590	20,136	25,080	(626)
Commitments and contingencies
Stockholders' equity
Common stock	2,465	2,465	862	(862)	[6]
Treasury stock	(7,352)	(7,352)	—	—
Profit employed in the business	14,593	14,593	2,325	(2,325)	[6]
Accumulated other comprehensive income (loss)	(2,847)	(2,847)	326	(326)	[6]
Total stockholders' equity	6,859	6,859	3,513	(3,513)
Total liabilities and stockholders' equity	$51,449	$26,995	$28,593	$(4,139)

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
[8] Elimination of debt between Machinery and Engines and Financial Products.
[9] Elimination of payables between Machinery and Engines and Financial Products.
[10]Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For the Nine Months Ended September 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$2,566	$2,566	$400	$(400)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,301	784	517	—
Undistributed profit of Financial Products	—	(400)	—	400	[3]
Other	38	88	(276)	226	[4]
Changes in assets and liabilities:
Receivables – trade and other	850	(448)	5	1,293	[4,5]
Inventories	(715)	(715)	—	—
Accounts payable and accrued expenses	268	30	202	36	[4]
Other assets – net	(89)	(59)	(12)	(18)	[4]
Other liabilities – net	1,211	1,171	47	(7)	[4]
Net cash provided by (used for) operating activities	5,430	3,017	883	1,530
Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(969)	(956)	(13)	—
Expenditures for equipment leased to others	(971)	—	(978)	7	[4]
Proceeds from disposals of property, plant and equipment	302	14	292	(4)	[4]
Additions to finance receivables	(9,797)	—	(26,452)	16,655	[5]
Collections of finance receivables	7,908	—	25,020	(17,112)	[5]
Proceeds from sales of finance receivables	800	—	1,888	(1,088)	[5]
Net intercompany borrowings	—	13	1	(14)	[6]
Investments and acquisitions (net of cash acquired)	(130)	(138)	—	8	[7]
Proceeds from sales of available-for-sale securities	196	17	179	—
Investments in available-for-sale securities	(286)	(19)	(267)	—
Other – net	336	101	237	(2)	[7]
Net cash provided by (used for) investing activities	(2,611)	(968)	(93)	(1,550)
Cash flow from financing activities:
Dividends paid	(617)	(617)	(4)	4	[8]
Common stock issued, including treasury shares reissued	311	311	(2)	2	[7]
Treasury shares purchased	(1,485)	(1,485)	—	—
Excess tax benefit from stock-based compensation	143	143	—	—
Net intercompany borrowings	—	(1)	(13)	14	[6]
Proceeds from debt issued (original maturities greater than three months)	7,506	125	7,381	—
Payments on debt (original maturities greater than three months)	(7,923)	(169)	(7,754)	—
Short-term borrowings (original maturities three months or less) – net	(374)	(84)	(290)	—
Net cash provided by (used for) financing activities	(2,439)	(1,777)	(682)	20
Effect of exchange rate changes on cash	—	(9)	9	—
Increase (decrease) in cash and short-term investments	380	263	117	—
Cash and short-term investments at beginning of period	530	319	211	—
Cash and short-term investments at end of period	$910	$582	$328	$—

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
[8] Elimination of the dividends from Financial Products to Machinery and Engines.

Caterpillar Inc. Supplemental Data for Cash Flow For the Nine Months Ended September 30, 2006 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$2,655	$2,655	$377	$(377)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,220	721	499	—
Undistributed profit of Financial Products	—	(377)	—	377	[3]
Other	110	113	(279)	276	[4]
Changes in assets and liabilities:
Receivables – trade and other	(165)	15	78	(258)	[4,5]
Inventories	(902)	(902)	—	—
Accounts payable and accrued expenses	327	258	51	18	[4]
Other assets – net	(345)	(280)	(27)	(38)	[4]
Other liabilities – net	666	571	73	22	[4]
Net cash provided by (used for) operating activities	3,566	2,774	772	20
Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(905)	(900)	(33)	28	[4]
Expenditures for equipment leased to others	(798)	—	(822)	24	[4]
Proceeds from disposals of property, plant and equipment	440	22	456	(38)	[4]
Additions to finance receivables	(7,817)	—	(26,783)	18,966	[5]
Collections of finance receivables	6,204	—	24,465	(18,261)	[5]
Proceeds from sales of finance receivables	1,004	—	1,747	(743)	[5]
Net intercompany borrowings	—	36	(235)	199	[6]
Investments and acquisitions (net of cash acquired)	(512)	(512)	—	—
Proceeds from sales of available-for-sale securities	255	17	238	—
Investments in available-for-sale securities	(357)	(34)	(323)	—
Other – net	201	5	204	(8)	[7]
Net cash provided by (used for) investing activities	(2,285)	(1,366)	(1,086)	167
Cash flow from financing activities:
Dividends paid	(531)	(531)	—	—
Common stock issued, including treasury shares reissued	383	383	(12)	12	[7]
Treasury shares purchased	(2,858)	(2,858)	—	—
Excess tax benefit from stock-based compensation	159	159	—	—
Net intercompany borrowings	—	235	(36)	(199)	[6]
Proceeds from debt issued (original maturities greater than three months)	8,629	1,378	7,251	—
Payments on debt (original maturities greater than three months)	(8,517)	(766)	(7,751)	—
Short-term borrowings (original maturities three months or less) – net	905	(10)	915	—
Net cash provided by (used for) financing activities	(1,830)	(2,010)	367	(187)
Effect of exchange rate changes on cash	(6)	12	(18)	—
Increase (decrease) in cash and short-term investments	(555)	(590)	35	—
Cash and short-term investments at beginning of period	1,108	951	157	—
Cash and short-term investments at end of period	$553	$361	$192	$—

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

2007 Outlook

We are maintaining our projection of 2007 sales and revenues at about $44 billion, or a 6 percent increase from 2006.  The expected improvement is from increased volume outside North America, price realization, the impact of Progress Rail and currency impacts.  North American machinery and engines sales volume, net of Progress Rail, is expected to be down.

Sales outside North America are expected to be up about $4.6 billion, or 25 percent—more than offsetting a $2.5 billion, or 12 percent, decline in North America.  This improvement reflects continued strong economic performance outside North America.

We expect continued growth in Financial Products for 2007.  Revenues are expected to increase approximately 13 percent versus 2006, primarily due to higher average earning assets and interest rates at Cat Financial and increased premiums at Cat Insurance.

We expect profit per share to be in the range of $5.20 to $5.60.  2007 is expected to benefit from improved price realization and sales volume, partially offset by higher core operating costs and a higher effective tax rate.

From an overall economic standpoint, we anticipate that trends will change little from those prevailing in the first three quarters.  North America should continue to face difficulties while sales in other regions should increase more than enough to compensate.

▪
The rebound in the U.S. economy that occurred in the second quarter should fade in the second half, with full-year growth of about 2 percent.  Monthly employment gains diminished over the year, and the latest business surveys signal slower growth.

▪
The Fed’s 50 basis point reduction in the Federal Funds rate has not removed all financial market stresses, and banks tightened lending standards on many loans.  As a result, we expect the Fed will cut its interest rate target another 25 basis points this year.

▪
Many U.S. industries important to our sales are in recession.  Through the first nine months of this year, housing starts were down 26 percent, and we expect housing starts for the full year 2007 to be 1.4 million.  Nonmetals mining and quarrying is down 18 percent; coal mining, 4 percent; nonresidential construction contracting, more than 2 percent; and freight movements, 2 percent.  We expect further deterioration in most of these industries in the fourth quarter.

▪
The North American machinery industry has decreased month-to-month since early 2006; reduced activity in key industries and tighter credit conditions should continue a downward trend in the fourth quarter.  In addition, we expect the on-highway truck industry to remain depressed.

▪
Credit turmoil in Europe caused major central banks to halt, at least temporarily, plans to raise interest rates.  The European economy had good growth in the first half and should slow only moderately in the second half.  We project more than 2.5 percent economic growth in 2007, with continued growth in nonresidential construction.

▪
Developing economies boomed throughout the first three quarters, and we expect strong performances in the fourth quarter.  Governments are increasing spending, and interest rates are low; both should keep construction growing rapidly.  We forecast more than 5 percent economic growth in Latin America this year, 8 percent in Asia Pacific, 5.5 percent in Africa/Middle East and more than 7.5 percent in CIS.  Those growth rates are near those in 2006 and should continue the strongest period of growth for these economies since the 1960s.

▪	Prices for oil and gas should support continued strong growth in pipeline construction and sales of engines used in drilling and well servicing.
▪
Metals prices should average about 40 percent higher this year than in 2006, and exploration budgets have increased substantially.  We expect the mining industry will remain strong for the rest of the year.

▪	The Australian spot coal price should increase more than 20 percent this year. Annual contract prices increased as well. Coal mining should remain positive for machinery sales in the fourth quarter.

Sales and Revenues Outlook - Midpoint of Range[1]

(Millions of dollars)	2006	2007	%
	Actual	Outlook	Change
Machinery and Engines
North America	$20,155	$17,700	(12%)
EAME	10,287	13,300	29%
Latin America	3,646	4,200	15%
Asia/Pacific	4,781	5,800	21%
Total Machinery and Engines	38,869	41,000	5%
Financial Products[2]	2,648	3,000	13%
Total	$41,517	$44,000	6%

[1] The Consolidated Operating Profit chart below reflects sales and revenues at $44 billion.
[2] Does not include revenues earned from Machinery and Engines of $360 million and $466 million in 2007 and 2006, respectively.

(1) The profit per share outlook is between $5.20 and $5.60. The above chart illustrates operating profit at the midpoint of this profit range.  Each of the stair steps in the chart may individually vary within the outlook range.

(2) Other includes the impact of currency, consolidating adjustments, M&E other operating expenses, operating profit of Progress Rail and the effects of rounding.

Preliminary 2008 Outlook

Our preliminary outlook for 2008 is for sales and revenues to increase 5 to 10 percent and profit per share to increase 5 to 15 percent from the mid-point of the 2007 outlook range.

Our preliminary outlook for 2008 assumes a continuation of economic patterns we’ve seen since 2006. The North American economy will grow well below potential, but that poor performance will be offset by better growth elsewhere. World economic growth should slow from 3.7 percent in 2007 to 3.3 percent in 2008.

We expect 2008 to be the sixth consecutive year of sales and revenues growth, despite a U.S. economy near to, or even in, recession.  Expectations for 2008 reflect the easing of two significant negative factors that impacted 2007 results—dealer machine inventory reductions and the collapse in the North American on-highway truck industry.  In addition, the almost unprecedented booms in emerging economies as well as metals and energy investments should continue throughout 2008.

The August financial crisis revealed new risks for the world economy, particularly the developed economies.  While we’ll be watching developments closely, following are key assumptions related to our preliminary outlook for 2008.

▪
United States - We expect that the U.S. economy will grow at about 1.5 percent in 2008, even slower than in 2007.  The weak economy will encourage the Fed to reduce interest rates further. Our outlook reflects U.S. housing, nonresidential contracting and quarrying declining further.  We forecast that housing starts will fall from 1.4 million units in 2007 to 1.2 million units in 2008.  Total housing units supplied (including mobile home shipments) should be about 1.3 million units in 2008, one of the lowest figures in almost 50 years.  For the major U.S. machinery end markets, only coal mining shows a reasonable possibility of improvement from 2007.

▪
Developing regions – Latin America, Africa/Middle East, CIS and Asia Pacific should maintain good economic growth in 2008.  Low interest rates, increased foreign exchange reserves and more government spending should result in another good year for construction.

▪
Europe - Past interest rate increases and the recent financial crisis will likely slow European economic growth in 2008.  However, both business and government spending should remain healthy enough to increase construction spending.

▪
Metals mining - Inventories remain extremely tight, and production has not yet caught up with consumption.  While we expect a modest easing in metals prices, they should remain well above levels that would encourage mining companies to increase exploration budgets again in 2008.

▪
Coal - Good economic growth in Asia should further increase coal demand next year, encouraging further mine development.  Port limits in Asia Pacific producing countries, plus price differentials, could shift some demand to South Africa, Russia and North America.

▪
Oil and Gas - The world’s spare oil production capacity remains low; we expect oil prices to remain strong with the West Texas Intermediate crude oil price averaging about $67 per barrel in 2008.  That price will be attractive for increased exploration, drilling, pipeline expenditures and oil sands development, which should benefit both machinery and engines sales.

▪	Electric Power - Rapid economic growth in the developing countries, plus increased business investment in Europe, should increase demand for generator sets.
▪
Marine - Oceangoing vessel rates are up sharply this year, and increased world trade, port delays and some lengthening in transit routes should keep rates high throughout 2008.  Shipyards are contracting for 2009 berths and beyond so marine engine demand should be strong in 2008.

During the first quarter of 2007, we announced discussions with Mitsubishi Heavy Industries and SCM which should result in Caterpillar owning a majority stake in SCM.  Due to the complexity of the transaction, any potential change in ownership is not likely to occur until the first half of 2008 and is not included in our preliminary 2008 outlook.

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

Changes in internal control over financial reporting

During the third quarter 2007, there has been no significant change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (Dollars in billions)
July 1-31, 2007	628,000	$79.61	628,000	$6.970	[1]
August 1-31, 2007	4,412,000	$75.37	4,412,000	$6.638	[1]
September 1-30, 2007	1,160,000	$73.37	1,160,000	$6.553	[1]
Total	6,200,000	$75.42	6,200,000

1 In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program over the next five years, expiring on December 31, 2011. Through September 30, 2007 all share repurchases were open market purchases. In August 2007, the Board of Directors authorized the use of derivative contracts for stock repurchases in addition to open market purchases.

Other Purchases of Equity Securities
Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2007	7,959	$80.62	NA	NA
August 1-31, 2007	—	$—	NA	NA
September 1-30, 2007	86	$79.69	NA	NA
Total	8,045	$80.61

1 Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our foreign employees.  As of September 30, 2007, those plans had approximately 12,700 participants in the aggregate.  During the third quarter of 2007, approximately 168,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans. Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan. These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 6. Exhibits
Exhibits:
3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
3.2	Bylaws amended and restated as of February 11, 2004 (incorporated by reference from Exhibit 3.3 to the Form 10-Q filed for the quarter ended March 31, 2004).
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

10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated as of August 18, 2004 (incorporated by reference from Exhibit 10.1 to the 2004 Form 10-K).
10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through June 14, 2006 (incorporated by reference from Exhibit 10.2 to the 2006 Form 10-K).
10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003 (incorporated by reference from Exhibit 10.3 to the 2004 Form 10-K).
10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to the 2002 Form 10-K).
10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the 2002 Form 10-K).
10.6	Directors' Deferred Compensation Plan, as amended and restated through January 1, 2005 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).
10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).
10.8	Deferred Employees' Investment Plan, as amended and restated through February 16, 2005 (incorporated by reference as Exhibit 10.8 to the 2005 Form 10-K).
10.9
Five year Credit Agreement dated September 21, 2006 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International p.l.c., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 26, 2006).

10.10
Japan Local Currency Addendum to the Five year Credit Agreement dated September 21, 2006 among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A., and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 26, 2006).

10.11
Five year Credit Agreement dated September 20, 2007 among Caterpillar Inc., Caterpillar Financial Services Corporation and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 25, 2007).

10.12
Japan Local Currency Addendum to the Five year Credit Agreement dated September 20, 2007 among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 25, 2007).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2007).
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
November 1, 2007	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

November 1, 2007	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

November 1, 2007	/s/ Bradley M. Halverson	Controller and Chief Accounting Officer
(Bradley M. Halverson)

November 1, 2007	/s/ James B. Buda	Secretary
(James B. Buda)