Form 10-K
period 2007-12-31
CATERPILLAR INC
filed 2008-02-22
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 1-768
CATERPILLAR INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant's telephone number, including area code: (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)(1)	Chicago Stock Exchange New York Stock Exchange
Preferred Stock Purchase Rights	Chicago Stock Exchange New York Stock Exchange
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange
5.3% Debentures due September 15, 2035	New York Stock Exchange

(1)	In addition to the exchanges in the United States, Caterpillar common stock is also listed on stock exchanges in Belgium, France, Germany, Great Britain and Switzerland.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ✓ ]   No [    ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.             Yes [    ]   No [ ✓ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer,” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ ✓ ]   Accelerated filer [    ]   Non-accelerated filer [     ]  Smaller Reporting Company  [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]   No [ ✓ ]

As of June 30, 2007, there were 639,155,181 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $ 49.5 billion.

As of December 31, 2007, there were 623,986,134 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of the computation that directors and executive officers may be affiliates) was approximately $44.8 billion.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III
2008 Annual Meeting Proxy Statement (Proxy Statement) expected to be filed with the Securities and Exchange Commission (SEC) on April 21, 2008 but not later than June 30, 2008 (within 120 days after the end of the calendar year).

Parts I, II, IV	General and Financial Information for 2007 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K.

PART I

Item 1. Business.

General
The company was originally organized as Caterpillar Tractor Co. in 1925 in the State of California.  In 1986, the company reorganized as Caterpillar Inc. in the State of Delaware.  As used herein, the term "Caterpillar," "we," "us," "our" or "the company" refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

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

Due to financial information required by Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, we have also divided our business into nine reportable segments for financial reporting purposes.  Information about our reportable segments, including geographic information, appears in Note 24 – “Segment information” of Exhibit 13.

Other information about our operations in 2007 and our outlook for 2008, including risks associated with foreign operations, is incorporated by reference from  "Management's Discussion and Analysis" of Exhibit 13.

Company Strengths
Caterpillar is the leader in construction and mining equipment, and diesel and natural gas engines and industrial gas turbines in our size range. The company is also a leading services provider through Cat Financial, Caterpillar Logistics Services Inc., Caterpillar Remanufacturing Services Inc. and Progress Rail Services Corporation (Progress Rail).  Annual sales and revenues were $ 44.958 billion, making Caterpillar the largest manufacturer in its industry.  Caterpillar is also a leading U.S. exporter.  Through direct sales of certain products and a global network of independent dealers, Caterpillar builds long-term relationships with customers around the world.  For over 80 years, the Caterpillar name has been associated with the highest level of quality products and services.  More information is available at www.CAT.com.

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

Outside of the United States, certain competitors enjoy competitive advantages inherent to operating in their home countries or regions.

Machinery

The competitive environment for Caterpillar’s machinery business consists of some global competitors and many regional and specialized local competitors.  Examples of global competitors include, but are not limited to, Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group AB), CNH Global N.V., Hitachi Construction Machinery Co., Terex Corporation, J.C. Bamford Ltd. and Doosan Infracore Co., Ltd.  Each of these companies have varying numbers of product lines that compete with Caterpillar product lines and each have varying degrees of regional focus.  John Deere Construction and Forestry Division (part of Deere & Co.), for example, has numerous product lines that compete with Caterpillar primarily in North America and Latin America.  Others, like Hitachi, offer a limited range of products that compete globally against Caterpillar.

During 2007, global industry demand continued to be strong and most competitors experienced increased sales and operating profits, despite weak construction activity in North America. Solid economic and industry growth was experienced in most of the world outside North America, particularly in emerging markets.  The overall competitive environment in the machinery business continues to be intense, and the overall financial health of the industry continues to improve.

Caterpillar's logistics business provides integrated supply chain services for Caterpillar and over 65 other companies worldwide.  It competes with global, regional and local competitors, including companies such as DHL Express USA, Inc. and United Parcel Service, Inc.  The unit has grown rapidly since its inception in 1987, and the contract logistics industry is expected to continue to grow at rates above that of the global economy as a whole.

Since its acquisition by Caterpillar in June 2006, wholly owned subsidiary Progress Rail has continued its position in North America as a leading provider of a broad range of products.  Based in Albertville, Alabama, Progress Rail is a leading provider of remanufactured locomotive, railcar and track products and services to the North American railroad industry.  The company also has one of the most extensive rail service and supply networks in North America.  Expansion into the railroad aftermarket business is a strong fit with our strategic direction and will leverage Caterpillar’s global remanufacturing capabilities.

In February 2007, Caterpillar acquired certain assets and assumed certain liabilities of Franklin Power Products and International Fuel Systems, Inc., subsidiaries of Remy International.  These businesses joined other Caterpillar remanufacturing facilities in the United States, Mexico, Europe and Asia, increasing our overall product and service offering and providing a platform for future growth opportunities for remanufactured products.

In November 2007, Caterpillar announced the acquisition of the assets of the Blount Forestry Division and assumed product design, development and manufacturing responsibilities, offering a full range of products and services for logging, millyard, road-building and land management.  Competition in this market comes from John Deere Forestry Division (part of Deere & Co), Komatsu Ltd. and others.

Engines

Caterpillar operates in a very competitive engine/turbine manufacturing and packaging environment. The company designs, manufactures, markets and sells diesel, heavy fuel and natural gas reciprocating engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications.  In addition, Caterpillar provides industrial turbines and turbine related services for oil and gas and power generation applications.

The competitive environment for reciprocating engines in marine, petroleum, construction, industrial, agriculture and electric power generation systems along with turbines consists of a few global competitors who compete in a variety of Caterpillar’s markets, and a larger set of companies who compete in a limited size range and/or application. Principal global competitors include, but are not limited to, Cummins Inc., MTU Friedrichshafen and MTU Detroit Diesel (both part of Tognum GmbH) and Wartsila Corp. Other competitors, such as John Deere Power Systems (part of Deere & Co.), Siemens Power Generation (part of Siemens AG), GE Energy, MAN AG, Mitsubishi Heavy Industries LTD and Volvo Penta (part of Volvo Group AB) compete in a portion of Caterpillar’s markets. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co., Kawasaki Heavy Industries, Ltd., Rolls-Royce Group plc and others, are packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.

In the North American on-highway heavy-duty and mid-range diesel engine markets, competitors include, but are not limited to, Cummins Inc., Detroit Diesel Corp. and Mercedes-Benz (both part of Daimler AG), Navistar International Corp. and Volvo Group AB. On-highway diesel engine competitors in overseas markets include, but are not limited to, Mercedes-Benz and Mitsubishi Fuso Truck & Bus Corp. (both part of Daimler AG), DAF Trucks N.V., Iveco Motors (part of Fiat S.p.A), MAN AG, Scania AB and Volvo Group AB. Some of these competitors are truck and/or bus manufacturers with proprietary diesel engines who also offer engines from independent manufacturers such as Caterpillar.

Since the introduction of our four engine models with ACERT® Technology beginning in 2003, Caterpillar has shipped over 550,000 ACERT engines into the North American on-highway truck market.   Customer acceptance of Caterpillar engine performance, quality and reliability continues to be strong, as evidenced by receiving a J.D. Power and Associates Award in customer satisfaction in 2007 for an unprecedented seventh year.

Caterpillar also continued to focus investment and resources on leveraging ACERT Technology into off-road markets, as well as into more of our engine platforms. The building blocks for ACERT Technology are very flexible and scaleable and are being applied as needed based on engine platform and application.  From October 2004 through year-end 2007, Caterpillar has shipped over 65,000 Caterpillar machines powered by engines with ACERT Technology.  A line of ACERT industrial, electric power and marine engines has been released to further leverage the technology throughout Caterpillar’s businesses and engine platforms.

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

Financial Products

Cat Financial, incorporated in Delaware, is a wholly owned finance subsidiary of Caterpillar.  Cat Financial's primary business is to provide retail financing alternatives for Caterpillar products to customers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term dealer receivables from Caterpillar.  The various financing plans offered by Cat Financial are designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of Cat Financial's activities is conducted in North America.  However, Cat Financial has additional offices and subsidiaries in Asia, Australia, Europe and Latin America.

For over 25 years, Cat Financial has been providing financing in the various markets in which it participates, contributing to its knowledge of asset values, industry trends, product structuring and customer needs.

In certain instances, Cat Financial's operations are subject to supervision and regulation by state, federal and various foreign governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions which, among other things, (i) regulate credit granting activities and the administration of loans, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices and (vi) regulate the use and reporting of information related to a borrower's credit experience.

Cat Financial's retail financing leases and installment sale contracts (totaling 64 percent*) include:
•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, Cat Financial is considered the owner of the equipment (18 percent*).

•
Finance (non-tax) leases where the lessee is considered the owner of the equipment during the term of the lease, and the agreement either requires or allows the customer to purchase the equipment for a fixed price at the end of the term (20 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structured payments over time (25 percent*).

•	Governmental lease-purchase plans in the United States that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Retail notes receivables (21 percent*) include:
•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing.

Wholesale notes receivables, finance leases and installment sale contracts (totaling 15 percent*) include:
•	Inventory/rental programs which provide assistance to dealers by financing their inventory, rental fleets and rental facilities (6 percent*).

•	Short-term dealer receivables that Cat Financial purchases from Caterpillar and subsidiaries at a discount (9 percent*).

__________
*Indicates the percentage of Cat Financial's total portfolio at December 31, 2007.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial's concentration of credit risk, please refer to Note 8 – “Finance receivables” of Exhibit 13.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies.  Cat Financial's competitors include CIT Group Inc.; CitiCapital, a business unit of Citigroup; General Electric Capital Corporation and various local banks and finance companies.  In addition, many of our manufacturing competitors use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to respond to these competing offers.

Cat Financial's results are largely dependent upon Caterpillar dealers' ability to sell equipment and customers' willingness to enter into financing or leasing agreements.  It is also affected by the availability of funds from its financing sources and general economic conditions such as inflation and market interest rates.

Cat Financial has a "match funding" policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivable portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables, and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower its cost of borrowed funds. For more information regarding match funding, please see Note 3 – “Derivative financial instruments and risk management” of Exhibit 13.

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

Caterpillar Insurance Company, a wholly owned subsidiary of Cat Insurance is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  The insurance company is licensed to conduct property and casualty insurance business in 49 states and the District of Columbia, and as such, is regulated in those jurisdictions as well.  The State of Missouri acts as the lead regulatory authority and monitors Caterpillar Insurance Company’s financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.

Caterpillar Life Insurance Company, a wholly owned subsidiary of Caterpillar, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  The insurance company is licensed to conduct life and accident and health insurance business in 26 states and the District of Columbia, and as such, is regulated in those jurisdictions as well. The State of Missouri acts as the lead regulatory authority and it monitors the financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Life Insurance Company also provides stop loss insurance protection to a Missouri Voluntary Employees' Beneficiary Association (VEBA) trust used to fund medical claims of salaried retirees of Caterpillar under the VEBA.

Caterpillar Insurance Co. Ltd., a wholly owned subsidiary of Cat Insurance is a captive insurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority.  Caterpillar Insurance Co. Ltd. is a Class 2 insurer (as defined by the Bermuda Insurance Amendment Act of 1995), which primarily insures affiliates and, as such, the Bermuda Monetary Authority requires an Annual Financial Filing for purposes of monitoring compliance with solvency requirements.

Caterpillar Product Services Corporation, a wholly owned subsidiary of Caterpillar, is a warranty company domiciled in Missouri.   It conducts a machine extended service contract program in Italy, France and Germany by providing machine extended warranty reimbursement protection to dealers in those countries.

Caterpillar Insurance Services Corporation, a wholly owned subsidiary of Cat Insurance, is a Tennessee insurance brokerage company licensed in all 50 states and the District of Columbia.  It provides brokerage services for all property and casualty and life and health lines of business.

Caterpillar’s insurance group provides protection for claims under the following programs:

•	Contractual Liability Insurance to Caterpillar dealers and Original Equipment Manufacturers (OEMs) for extended service contracts (parts and labor) offered by third party dealers and OEMs.

•	Cargo insurance for the worldwide cargo risks of Caterpillar products.

•	Contractors' Equipment Physical Damage Insurance for equipment manufactured by Caterpillar’s OEMs, which is leased, rented or sold by third party dealers.

•	General liability, employer's liability, auto liability and property insurance for Caterpillar.

•	Mortgagee’s Interest Insurance to Cat Financial for its marine loan portfolio.

•	Retiree Medical Stop Loss Insurance for medical claims under the VEBA.

•	Brokerage services for property and casualty and life and health business.

Cat Power Ventures, a wholly owned subsidiary of Caterpillar, primarily invested equity and took ownership interests in power generation projects throughout the world that utilize Caterpillar power generation equipment. In some cases, these projects also utilize construction and operations and maintenance services that are provided by other Caterpillar subsidiaries. Cat Power Ventures has investments in power projects in Poland, the Dominican Republic and Tunisia and has created direct and indirect subsidiaries and affiliates to hold these investments.  In December 2005, Cat Power Ventures decided that it would no longer invest equity in power generation projects.  As a result, Cat Power Ventures will not make any new equity investments in power generation projects and will sell its project investment portfolio.

Business Developments in 2007
In 2007, Caterpillar continued to focus on the execution of our Vision 2020 strategy that was introduced in 2005.  Through Vision 2020, we established key enterprise goals for 2010 grouped under the “3Ps” of people, performance and profitable growth.  Our people goals include a highly engaged workforce and world-class safety.  The performance, product and process goals are related to improved quality and market leadership in every major product group we serve.  The profitable growth goals include a 2010 sales and revenues target and earnings per share growth.

Strategy Update
In April 2007, the company’s Chairman and CEO, Jim Owens, updated analysts and investors on the execution of the company’s strategy.  Highlights of the 2007 status update include:

•	On track to reach 2010 goals of $50+ billion of sales and revenues and profit per share growth in a range of 15 to 20 percent;

•
Implementation of the Caterpillar Production System (CPS) expected to improve safety, employee engagement, dealer repair frequency, product availability, inventory turns and labor productivity through 2010;

•	Improvement in recordable injuries and lost time cases;

•	Continued growth in China; and

•	Continued planning to managing earnings per share and return on assets in a trough cycle.

Financial Results and Stockholder Value
Further progress toward financial goals and increased stockholder value was made in 2007.  Full year 2007 results marked the fifth straight year of record sales and revenues and the fourth consecutive year of record profit for Caterpillar, including sales and revenues of $44.958 billion and profit of $3.541 billion, or $5.37 per share.  We also reduced the number of shares outstanding by repurchasing 33.5 million shares in 2007 at a cost of  $2.405 billion in support of our Board authorized $7.5 billion stock repurchase program approved in February 2007 to be completed by 2011.

Caterpillar Production System
We continued our internal focus on global deployment of CPS with 6 Sigma.  Implementation of CPS is fundamental to reaching our 2010 goals to reduce product availability by three times and improve inventory turns by more than 40 percent.

Sustainability
In 2007, the company continued our efforts in sustainable development and commitment to make sustainable development a "strategic area of improvement" in our enterprise strategy.  The company was selected as a member of the Dow Jones Sustainability World Index (DJSI World) for the seventh consecutive year.  DJSI uses a best-in-class approach designed to identify best practices across the economic, social and environmental dimensions of corporate sustainability.  In October 2007, Caterpillar received a prestigious J.D. Power and Associates Award for ranking highest in customer satisfaction in the “Pickup and Delivery” category of their 2007 Heavy Duty Truck Engine/Transmission Customer Satisfaction Study.  This award is the tenth Caterpillar has received from J.D. Power and Associates for heavy-duty truck engine customer satisfaction.

Growth in China
In 2007, the company made progress toward its commitment to continue expansion of our business in China in support of our overall enterprise strategy and Vision 2020.

•
In March 2007, Caterpillar Marine Asia Pacific, the regional headquarters of Caterpillar Marine Power Systems in Shanghai, P. R. China, moved to a new office shared with Lei Shing Hong Machinery Ltd., Caterpillar’s marine dealer for Eastern China.  This move better allows Caterpillar Marine Asia Pacific to serve the fast-growing marine markets in China, as well as India, Vietnam, Indonesia, Singapore, Malaysia and Australia.

•
As part of our long-term strategic plan to support manufacturing growth in China and at its operations around the world, Caterpillar celebrated the grand opening of new manufacturing operations in Wuxi, China in May 2007.  The Wuxi campus is located in Jiangsu Province in East China and includes nearly 47 acres.  Caterpillar (China) Machinery Components Co. Ltd. (CCMC), a wholly owned Caterpillar company, will manufacture a range of components to be used primarily in Caterpillar machines and to be sold to select original equipment manufacturers (OEMs).  Using leased buildings, Caterpillar has produced hydraulic hose assemblies in Wuxi since mid-2006 and it has fabricated and assembled cabs for core Caterpillar machines since early 2007.  The establishment of the Wuxi campus for key components is an important element in our enterprise strategy for 2010, as we continue to support our growing customer base in China and other key Asian markets.

•
In August 2007, Caterpillar announced a major investment In China with plans to build state-of-the-art small and medium diesel engines in Wuxi, Jiangsu Province, China.  Caterpillar signed a non-binding memorandum of understanding with the Wuxi National High-Tech Industrial Development Zone outlining a significant multi-year investment to develop and manufacture Perkins and Caterpillar branded engines in Wuxi.  Construction of the engine facilities in Wuxi is subject to a final agreement being reached between Caterpillar and the Wuxi government and to other applicable approvals.  The plan to build these engines in China demonstrates our long-term commitment to this critically important market and to our customers.

Other Growth Initiatives
In support of our efforts toward achieving market leadership and planning for performance through a trough cycle, Caterpillar took the following actions during 2007.

•
 In February 2007, Caterpillar acquired certain assets and assumed certain liabilities of Franklin Power Products and International Fuel Systems, Inc., subsidiaries of Remy International.   The acquisition increased our overall product and service offering and provided a platform for future growth opportunities for remanufactured products.

•
In February 2007, Caterpillar, Mitsubishi Heavy Industries Ltd. (MHI) and Shin Caterpillar Mitsubishi Ltd. (SCM) signed a nonbinding memorandum of understanding to conclude a plan that would result in a new ownership structure for SCM, whereby Caterpillar would own the majority of the outstanding shares of SCM and MHI would own the remaining shares.  As of the end of 2007, definitive agreements for the plan had not yet been finalized.

•
In April 2007, Caterpillar completed its purchase of Eurenov S.A.S. (Eurenov), a remanufacturer of engines, transmissions and components for leading European automotive manufacturers. Caterpillar Remanufacturing Services (Cat Reman) recently concluded the two-phase purchase process, which was first announced in June 2005. Eurenov operates its primary facility in Chaumont, France, and another facility in Radom, Poland.  The acquisition strengthens our position in the remanufacturing market by allowing Cat Reman greater access to the European automotive and industrial engine and transmission remanufacturing market with expansion into Eastern Europe.

•
In November 2007, Caterpillar acquired the assets of Blount International, Inc.'s Forestry Division. The acquisition included manufacturing and other facilities that will join Caterpillar's global facilities that produce and support forestry equipment. Since 2003, Caterpillar and Blount have had an agreement to jointly produce and market products globally under the Caterpillar and former Timberking brands. The acquisition of Blount's operations will bring all product design, development and manufacturing under Caterpillar and support our corporate objective to be the forestry market leader.  Cat Forest Products now offers the broadest product line in the industry with a full range of products and services for logging, millyard, road-building and land management.

•
In December 2007, six Caterpillar dealers purchased certain assets of PMHC LLC (the Pioneer group), including Pioneer Machinery LLC, a premier distributor of forestry products in the southeastern United States.  Prior to this sale, PMHC LLC and its operating companies were jointly owned by Caterpillar and these six Caterpillar dealers, whose service territories cover the same area of the southeastern United States.  As a result of the sale, operations of the Pioneer group were transitioned to these six Caterpillar dealers.  This strategic move is expected to strengthen Caterpillar's Customer Support Network in the Forestry Industry and enhance the Company's ability to serve its forestry customers in the southeastern United States, while also providing better continuity for the strong Pioneer brand and the Company's forestry product distribution channel with that of the traditional Caterpillar dealer business model.  The Caterpillar dealers involved in the transaction were Blanchard Machinery, Carolina Tractor, Carter Machinery, Gregory Poole, Ring Power and Yancey Brothers.

Acquisitions and Alliances
Information related to acquisitions and alliances appears in Note 25 – “Alliances and acquisitions” of Exhibit 13.

Order Backlog
The dollar amount of backlog believed to be firm was approximately $17.8 billion at December 31, 2007, and $14.5 billion at December 31, 2006.  Of the total backlog, approximately $2.5 billion at December 31, 2007, and $1.9 billion at December 31, 2006, was not expected to be filled in the following year.  Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

Dealers
Our machines are distributed principally through a worldwide organization of independent dealers (dealer network), 53 located in the United States and 128 located outside the United States.  Worldwide, these dealers serve 182 countries and operate 3,645 places of business, including 1,606 dealer rental outlets. Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by Perkins Engines Company Limited (Perkins) also are sold through a worldwide network of 132 distributors located in 181 countries.   The FG Wilson branded electric power generation systems are sold through a worldwide network of 200 dealers located in 180 countries.

These dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers' principal businesses.  Turbines and large medium speed reciprocating engines are sold through sales forces employed by the company.  At times, these employees are assisted by independent sales representatives.

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

Patents and Trademarks
Our products are sold primarily under the brands "Caterpillar," "CAT," design versions of "CAT" and "Caterpillar," "Solar Turbines," "MaK," "Perkins," "FG Wilson," "Olympian" and “Progress Rail.”  We own a number of patents and trademarks, which have been obtained over a period of years and relate to the products we manufacture and the services we provide.  These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future.  We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development
We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components.  In 2007, 2006 and 2005, we spent $1,404 million, $1,347 million and $1,084 million, or 3.1 percent, 3.2 percent and 3.0 percent of our sales and revenues, respectively, on our research and development programs.

Employment
As of December 31, 2007, we employed 101,333 persons of whom 50,788 were located outside the United States.  From a global, enterprise perspective, we believe our relationship with our employees is very good.  We build and maintain a productive, motivated workforce by treating all employees fairly and equitably.

In the United States, most of our 50,545 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2007, there were 15,045 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions.  The United Automobile, Aerospace and Agricultural Implement Workers of America represents 12,235 Caterpillar employees under a six-year central labor agreement that will expire March 1, 2011.  The International Association of Machinists represents 2,002 employees under labor agreements that expire on May 23, 2010, and April 30, 2012.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales
Sales outside the United States were 63 percent of consolidated sales for 2007, 54 percent for 2006 and 53 percent for 2005.

Environmental Matters
The company is regulated by federal, state and international environmental laws governing our use, transport and disposal of substances and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our products, including, but not limited to, required compliance with air emissions standards applicable to internal combustion engines. Compliance with these existing laws has not had a material impact on our capital expenditures, earnings or global competitive position.

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is reasonably probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the costs are charged against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.  The amount recorded for environmental remediation is not material and is included in the line item “Accrued Expenses” in Statement 2 – “Consolidated Financial Position at December 31” of Exhibit 13.

We cannot reasonably estimate costs at sites in the very early stages of remediation.  Currently, we have a few sites in the very early stages of remediation, and there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all sites in the aggregate, will be required.

Available Information
The company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary; and any other form or report as required.  The public may read and copy any materials the company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.CAT.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies of our board committee charters, our board's Guidelines on Corporate Governance Issues, Worldwide Code of Conduct and other corporate governance information are available on our Internet site (www.CAT.com/governance), or upon written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629-7310.

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

Item 1A. Risk Factors.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with the “Management’s Discussion and Analysis” of Exhibit 13.  In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995. The discussion and analysis in this Form 10-K and in our 2007 Annual Report to Stockholders that are forward-looking and involve uncertainties that could significantly impact results. From time to time, we also provide forward-looking statements in other materials we issue to the public or in the form of oral presentation to the public. Forward-looking statements give current expectations or forecasts of future events about the company. You can identify these statements by the fact they do not relate to historical or current facts and by the use of words such as "believe," "expect," "estimate," "anticipate," "will be," "should," “plan,” “project,” “intend,” “could,” and similar words or expressions that identify forward-looking statements made on behalf of Caterpillar.

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

The company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may; however, consult any further related disclosures we make in our Form 10-Q or any Form 8-K reports to the SEC.

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

Government policies on taxes and spending affect our businesses.  Throughout the world, government spending finances much infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine depreciation lives and the amount of money users can retain, both of which influence investment decisions.  Developments more unfavorable than anticipated, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

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

Particularly our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies in the U.S. and other various regulatory agencies around the world.  For instance, governments may set new standards that could impact our operations in ways that are difficult to anticipate with accuracy.  Thus, significant changes in standards, or the adoption of new standards, have the potential to impact our results negatively.

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

Currency Fluctuations
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues, are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar vis-à-vis other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

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

The environment remains competitive from a pricing standpoint. Our sales outlook assumes certain price increases that we announced from time to time will hold in the marketplace.  While we expect that the environment will continue to absorb these price actions, changes in marketplace acceptance would negatively impact our results.  Moreover, additional price discounting to maintain our competitive position could result in lower than anticipated realization.

In addition, our results and ability to compete may be impacted positively or negatively by changes in the sales mix.  Our outlook assumes a certain geographic mix of sales as well as a product mix of sales.  If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

Litigation and Contingency
We face an inherent business risk of exposure to various types of claims and lawsuits. We are involved in various intellectual property, product liability, product warranty, environmental claims and lawsuits, including other legal proceedings that arise in the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every claim and lawsuit, we believe these lawsuits and claims will not individually or in the aggregate have a material impact on our results. However, we could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our results of operations in any particular period. In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

As required by U.S. generally accepted accounting principles, we establish reserves based on our assessment of such contingencies.  Subsequent developments in legal proceedings, may affect our assessment and estimates of the loss contingency recorded as a reserve requiring us to make additional materials payments, which could result in an adverse effect on our results of operations.

Risks to Global Operations
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, countries with political and economic instability, exposing our business operations to certain political and economic risks inherent in operating in some countries. These risks include:

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

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a materially adverse effect on our earnings and cash flows.  Because a significant amount of loans made by us are made at fixed interest rates, our business is subject to fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.  In addition, since we make a significant amount of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flows.  We also rely on a number of diversified global debt capital markets and funding programs to provide liquidity for our global operations, including commercial paper, medium term notes, retail notes, variable denomination floating rate demand notes, asset-backed securitizations and bank loans.   Significant changes in market liquidity conditions could impact our access to funding and the associated funding cost and reduce our earnings and cash flows.  Although we manage interest rate, foreign currency exchange rate and market liquidity risks with a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on our earnings and cash flows.  If any of the variety of instruments and strategies we use to hedge our exposure to these various types of risk are ineffective, we may incur losses.

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

Natural Disasters
The occurrence of one or more natural disasters, such as tornadoes, hurricanes, earthquakes and other forms of severe weather in the U.S. or in a country in which we operate or in which our suppliers are located could adversely affect our operations and financial performance.  Such events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and overseas suppliers, disruption in the transport of our products to dealers and end-users and delay in the delivery of our products to our distribution centers.

For instance, on February 5, 2008, a certain portion of our facility in Oxford, Mississippi that manufactures hose couplings for most of our machinery was physically damaged by a tornado. For the next few months, assembly operations covering a broad range of machinery will be sporadically impacted as a result of the tornado damage. This event could adversely impact our results.

Item 1B. Unresolved Staff Comments as of December 31, 2007.

Not applicable.

Item 1C. Executive Officers of the Registrant as of December 31, 2007.

Name	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
James W. Owens (61)	Chairman and Chief Executive Officer (2004)	•	Group President (1995-2003)
		•	Vice Chairman (2003-2004)
Richard P. Lavin (55)	Group President (2007)	•	Vice President (2004-2007)
Stuart L. Levenick (54)	Group President (2004)	•	Chairman, Shin Caterpillar Mitsubishi Ltd. (2000-2004)
		•	Vice President (2000-2004)
Douglas R. Oberhelman (54)	Group President (2001)
Edward J. Rapp (50)	Group President (2007)	•	Vice President (2000-2007)
Gerald L. Shaheen (63)(1)	Group President (1998)
Gérard R. Vittecoq (59)	Group President (2004)	•	Vice President (2000-2004)
Steven H. Wunning (56)	Group President (2004)	•	Vice President (1998-2004)
James B. Buda (60)	Vice President, General Counsel and Secretary (2001)
David B. Burritt (52)	Vice President and Chief Financial Officer (2004)	•	Controller (2002-2004)
Bradley M. Halverson (47)	Controller (2004)	•	Corporate Business Development Manager, Corporate Services Division (2002-2004)
Jananne A. Copeland (45)	Chief Accounting Officer (2007)	•	Corporate Consolidations & Tax Accounting Manager (2002-2004)
		•	Corporate Financial Reporting Manager, Corporate Services Division (2004–2006)
		•	Corporate Financial Reporting Manager, Global Finance & Strategic Support Division (2006 – 2007)
(1)	Retired effective February 1, 2008

Item 2. Properties.

General Information
Caterpillar's operations are highly integrated.  Although the majority of our plants are involved primarily in the production of either machines or engines, several plants are involved in the manufacturing of both.  In addition, several plants are involved in the manufacturing of components which are used in the assembly of both machines and engines.  Caterpillar's parts distribution centers are involved in the storage and distribution of parts for machines and engines.  Also, the research and development activities carried on at our Technical Center involve both machines and engines.

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

Changes in Fixed Assets
During the five years ended December 31, 2007, changes in our investment in property, plant and equipment were as follows (stated in millions of dollars):

						Disposals	Net Increase
	Expenditures		Acquisitions		Provision for	and Other	(Decrease)
Year	U.S.	Outside U.S.	U.S.	Outside U.S.	Depreciation	Adjustments	During Period
2003	$1,000	$765	$0	$0	$(1,332)	$(191)	$242
2004	$1,212	$902	$10	$44	$(1,366)	$(371)	$431
2005	$1,383	$1,032	$0	$0	$(1,444)	$(665)	$306
2006	$1,621	$1,054	$298	$0	$(1,554)	$(556)	$863
2007	$1,595	$1,445	$40	$33	$(1,726)	$(241)	$1,146

At December 31, 2007, the net book value of properties located outside the United States represented about 44.2 percent of the net book value of all properties reflected in our consolidated financial position.  Additional information about our investment in property, plant and equipment appears in Note 1F – “Depreciation and amortization” and Note 10 – “Property, plant and equipment” of Exhibit 13.

Technical Center, Training Centers, Demonstration Areas and Proving Grounds
We own a Technical Center located in Mossville, Illinois, and various other training centers, demonstration areas and proving grounds located both inside and outside the United States.

Manufacturing, Remanufacturing, and Overhaul
Manufacturing, remanufacturing and overhaul of our products are conducted primarily at the following locations.  These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing products.

Inside the U.S.	Kansas	Ohio	• Surrey	Malaysia
Arkansas	• Fort Scott	• Dayton[1]	• Winnipeg	• Kuala Lumpur[1]
• Little Rock	• Lawrence	Pennsylvania	England	Mexico
Alabama	• Wamego	• Steelton	• Barwell	• Monterrey
• Albertville	Kentucky	South Carolina	• Desford	• Nuevo Laredo
• Montgomery	• Ashland	• Greenville	• Ferndown	• Reynosa
California	• Corbin	• Jackson	• Peterborough	• Saltillo
• Gardena	• Danville	• Lexington	• Peterlee	• Santa Catarina
• Mohave	• Decoursey	• Newberry	• Skinningrove	• Tijuana
• Rocklin	• Louisville	• Summerville	• Rushden	• Torreon
• San Diego	• Mayfield	• Sumter	• Shrewsbury	• Veracruz
Colorado	• Raceland	Tennessee	• Stafford	The Netherlands
• Pueblo	Louisiana	• Dyersburg	• Stockton	• Almere
Florida	• New Orleans	• Knoxville	• Wimborne	• Den Bosch
• Jacksonville	Michigan	Texas	• Wolverhampton	• s'-Hertogenbosch
• Wildwood	• Menominee	• Amarillo	France	Nigeria
Georgia	Minnesota	• Channelview	• Arras	• Port Harcourt[2]
• Alpharetta	• Grand Rapids[1]	• De Soto	• Chaumont[1]	Northern Ireland
• Griffin	• Minneapolis	• Mabank	• Echirolles	• Larne
• Jefferson	• New Ulm	• San Antonio	• Grenoble	• Monkstown
• LaGrange	• Owatonna	• Sherman	• Rantigny	• Springvale
• Patterson	Mississippi	• Waco	Germany	Peoples Republic
• Thomasville	• Corinth	• Waskom	• Kiel	of China
• Toccoa	• Oxford	Virginia	• Rostock	• Erliban[1]
Illinois	• Prentiss County	• Petersburg	Hungary	• Foshan
• Alorton	Missouri	• Roanoke	• Gödöllö	• Qingzhou[1]
• Aurora	• Boonville	Wisconsin	India	• Shanghai
• Champaign[1]	• Kansas City	• Prentice	• Bangalore	• Tianjin[2]
• Chicago	• West Plains	Wyoming	• Pondicherry	• Wuxi
• Decatur	Montana	• Bill	• Thiruvallur	• Xuzhou[2]
• Dixon	• Laurel	• Laramie	Indonesia	Poland
• East Peoria	Nebraska	• Rock Springs	• Bandung[2]	• Janow Lubelski
• Granite City	• Alliance	Outside the U.S.	• Jakarta	• Radom[1]
• Joliet	• Gering	Australia	Italy	• Sosnowiec
• Mapleton	• Lincoln	• Burnie	• Anagni	Russia
• Mossville	• Northport	• Melbourne	• Atessa	• Tosno
• Peoria	• Sidney	• Wivenhoe	• Bazzano	Scotland
• Pontiac	• South Morrill	Belgium	• Fano	• Aberdeen
• Sterling	Nevada	• Gosselies	• Frosinone	South Africa
• Woodridge[1]	• Sparks	Brazil	• Jesi	• Boksburg
Indiana	North Carolina	• Curitiba	• Marignano	Switzerland
• Charlestown	• Clayton	• Parana	• Milan	• Riazzino
• East Chicago	• Franklin	• Piracicaba	• Minerbio	Tunisia
• Franklin	• Morganton	Canada	Japan	• Sfax
• Lafayette	• Sanford	• Edmonton	• Akashi[1]
	• Zebulon	• Montreal	• Sagamihara[1]
[1]	Facility of affiliated company (50 percent or less owned)
[2]	Facility of partially owned subsidiary (more than 50 percent, less than 100 percent)

Item 3. Legal Proceedings.

We have disclosed certain individual legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues or intellectual property rights.   Although it is not possible to predict with certainty the outcome of these unresolved legal actions we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by Item 5 is incorporated by reference from the “Management’s Discussion and Analysis” and “Supplemental Stockholder Information” of Exhibit 13.

Non-U.S. Employee Stock Purchase Plans
We have 30 employee stock purchase plans administered outside the United States for our foreign employees.  As of December 31, 2007, those plans had approximately 11,600 participants in the aggregate.  During the fourth quarter of 2007, approximately 117,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (dollars in billions)
October 1-31, 2007	4,021,000	$74.60	4,021,000	$6.253	(1)
November 1-30, 2007	3,081,000	71.41	3,081,000	6.033	(1)
December 1-31, 2007	5,531,000	72.31	5,531,000	5.633	(1)
Total	12,633,000	$72.82	12,633,000

(1)
In February 2007, the Board of Directors authorized a $7.50 billion stock repurchase program over the next five years, expiring on December 31, 2011. Through December 31, 2007, all share repurchases were open market purchases.  In August 2007, the Board of Directors authorized the use of derivative contracts for stock repurchases in addition to open market purchases.

Other Purchases of Equity Securities

Period	Total number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1-31, 2007	—	$—	N/A	N/A
November 1-30, 2007	5,768	73.74	N/A	N/A
December 1-31, 2007	2,757	77.77	N/A	N/A
Total	8,525	$75.05

(1)	Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors

Item 6. Selected Financial Data.

Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" and "Management’s Discussion and Analysis” of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated by reference from the “Management’s Discussion and Analysis” of Exhibit 13.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. (Risk Factors and Cautionary Factors That May Affect Future Results) of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 – “Operations and summary of significant accounting policies,” Note 3 –“Derivative financial instruments and risk management,” Note 19 – “Fair values of financial instruments” and Note 20 – “Concentration of credit risk” of Exhibit 13.  Other information required by Item 7A is incorporated by reference from the  “Management’s Discussion and Analysis” of Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the  “Report of Independent Registered Public Accounting Firm” and from the  “Financial Statements and Notes to Consolidated Financial Statements” of Exhibit 13.  Other information required by Item 8 is included in "Computation of Ratios of Earnings to Fixed Charges" filed as Exhibit 12 to this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting
The management of Caterpillar is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we concluded that, as of December 31, 2007, the company's internal control over financial reporting was effective based on those criteria.

The effectiveness of the company's internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The report appears under the “Report of Independent Registered Public Accounting Firm” of Exhibit 13.

Changes in Internal Control over Financial Reporting
During the last fiscal quarter, there has been no significant change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Business Experience
Information required by this Item is incorporated by reference from the 2008 Proxy Statement.

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

Legal Proceedings Involving Officers and Directors
Information required by this Item is incorporated by reference from the 2008 Proxy Statement.

Audit Committee Financial Expert
Information required by this Item is incorporated by reference from the 2008 Proxy Statement.

Identification of Audit Committee
Information required by this Item is incorporated by reference from the 2008 Proxy Statement.

Stockholder Recommendation of Board Nominees
Information required by this Item is incorporated by reference from the 2008 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act
Information required by this Item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the 2008 Proxy Statement.

Code of Ethics
Our Worldwide Code of Conduct (Code), first published in 1974 and most recently amended in 2005, sets a high standard for honesty and ethical behavior by every employee, including the principal executive officer, principal financial officer, controller and principal accounting officer.  The Code is posted on our website at www.CAT.com/governance and is incorporated by reference as Exhibit 14 to this Form 10-K.  To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629-7310.  We will post on our website any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference from the 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2008 Proxy Statement.

Information required by this item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information (as of December 31, 2007)
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights[1]	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	62,609,222	$42.1844	31,630,499
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	62,609,222	$42.1844	31,630,499

1	Excludes any cash payments in-lieu-of stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2008 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2008 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)     The following documents are incorporated by reference from Exhibit 13:
1.  Financial Statements:
•	Report of Independent Registered Public Accounting Firm
•	Statement 1 - Consolidated Results of Operations
•	Statement 2 - Consolidated Financial Position
•	Statement 3 - Changes in Consolidated Stockholders' Equity
•	Statement 4 - Consolidated Statement of Cash Flow
•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:
•	All schedules are omitted because the required information is shown in the financial statements or the notes thereto incorporated by reference from Exhibit 13 or considered to be immaterial.

(b)	Exhibits:

	3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
	3.2	Bylaws amended and restated as of February 11, 2004 (incorporated by reference from Exhibit 3.3 to the Form 10-Q filed for the quarter ended March 31, 2004).
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

	10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through third amendment.
	10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through third amendment.
	10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003 (incorporated by reference from Exhibit 10.3 to the 2004 Form 10-K).
	10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to the 2002 Form 10-K).

10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the 2002 Form 10-K).
10.6	Directors' Deferred Compensation Plan, as amended and restated through January 1, 2005 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).
10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).
10.8	Deferred Employees' Investment Plan, as amended and restated through February 16, 2005 (incorporated by reference as Exhibit 10.8 to the 2005 Form 10-K).
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

10.11
Local Currency Addendum to the Five year Credit Agreement dated September 21, 2006 among Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c., the Local Currency Banks named therein, Citibank, N.A.,  and Citibank International plc (incorporated by reference from Exhibit 99.3 to For 8-K filed September 26, 2006).

10.12
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

10.13
Japan Local Currency Addendum to the Five year Credit Agreement dated September 20, 2007 among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 25, 2007).

11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2007 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the 2005 Form 10-K).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual CEO certification to the New York Stock Exchange for fiscal year 2007.

Form 10-K SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
February 22, 2008	By:	/s/James B. Buda
James B. Buda, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 22, 2008	/s/James W. Owens	Chairman of the Board, Director and Chief Executive Officer
(James W. Owens)
February 22, 2008	/s/Richard P. Lavin	Group President
(Richard P. Lavin)
February 22, 2008	/s/Stuart L. Levenick	Group President
(Stuart L. Levenick)
February 22, 2008	/s/Douglas R. Oberhelman	Group President
(Douglas R. Oberhelman)
February 22, 2008	/s/Edward J. Rapp	Group President
(Edward J. Rapp)
February 22, 2008	/s/Gerard R. Vittecoq	Group President
(Gerard R. Vittecoq)
February 22, 2008	/s/Steven H. Wunning	Group President
(Steven H. Wunning)
February 22, 2008	/s/David B. Burritt	Chief Financial Officer and Vice President
(David B. Burritt)
February 22, 2008	/s/Bradley M. Halverson	Controller
(Bradley M. Halverson)
February 22, 2008	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

February 22, 2008	/s/W. Frank Blount	Director
(W. Frank Blount)
February 22, 2008	/s/John R. Brazil	Director
(John R. Brazil)
February 22, 2008	/s/Daniel M. Dickinson	Director
(Daniel M. Dickinson)
February 22, 2008	/s/John T. Dillon	Director
(John T. Dillon)
February 22, 2008	/s/Eugene V. Fife	Director
(Eugene V. Fife)
February 22, 2008	/s/Gail D. Fosler	Director
(Gail D. Fosler)
February 22, 2008	/s/Juan Gallardo	Director
(Juan Gallardo)
February 22, 2008	/s/David R. Goode	Director
(David R. Goode)
February 22, 2008	/s/Peter A. Magowan	Director
(Peter A. Magowan)
February 22, 2008	/s/William A. Osborn	Director
(William A. Osborn)
February 22, 2008	/s/Charles D. Powell	Director
(Charles D. Powell)
February 22, 2008	/s/Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)
February 22, 2008	/s/Joshua I. Smith	Director
(Joshua I. Smith)