Form 10-Q
period 2008-03-31
CATERPILLAR INC
filed 2008-05-02
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Registrant's telephone number, including area code: (309) 675-1000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
At March 31, 2008, 614,769,392 shares of common stock of the Registrant were outstanding.

Table of Contents

Part I. Financial Information
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities *
Item 4.	Submission of Matters to a Vote of Security Holders *
Item 5.	Other Information *
Item 6.	Exhibits

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	March 31,
	2008	2007
Sales and revenues:
Sales of Machinery and Engines	$10,979	$9,321
Revenues of Financial Products	817	695
Total sales and revenues	11,796	10,016

Operating costs:
Cost of goods sold	8,609	7,136
Selling, general and administrative expenses	959	890
Research and development expenses	369	340
Interest expense of Financial Products	284	271
Other operating expenses	282	239
Total operating costs	10,503	8,876

Operating profit	1,293	1,140

Interest expense excluding Financial Products	74	79
Other income (expense)	112	111

Consolidated profit before taxes	1,331	1,172

Provision for income taxes	420	375
Profit of consolidated companies	911	797

Equity in profit (loss) of unconsolidated affiliated companies	11	19

Profit	$922	$816

Profit per common share	$1.49	$1.27

Profit per common share – diluted [1]	$1.45	$1.23

Weighted-average common shares outstanding (millions)
- Basic	617.5	643.9
- Diluted [1]	637.9	665.2

Cash dividends declared per common share	$—	$—

[1]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and short-term investments	$777	$1,122
Receivables – trade and other	9,021	8,249
Receivables – finance	7,810	7,503
Deferred and refundable income taxes	671	816
Prepaid expenses and other current assets	546	583
Inventories	8,082	7,204
Total current assets	26,907	25,477

Property, plant and equipment – net	10,050	9,997
Long-term receivables – trade and other	565	685
Long-term receivables – finance	14,134	13,462
Investments in unconsolidated affiliated companies	563	598
Noncurrent deferred and refundable income taxes	1,582	1,553
Intangible assets	454	475
Goodwill	1,963	1,963
Other assets	1,986	1,922
Total assets	$58,204	$56,132

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$331	$187
Financial Products	6,321	5,281
Accounts payable	5,156	4,723
Accrued expenses	3,378	3,178
Accrued wages, salaries and employee benefits	799	1,126
Customer advances	1,651	1,442
Dividends payable	—	225
Other current liabilities	1,181	951
Long-term debt due within one year:
Machinery and Engines	173	180
Financial Products	5,326	4,952
Total current liabilities	24,316	22,245

Long-term debt due after one year:
Machinery and Engines	3,640	3,639
Financial Products	14,014	14,190
Liability for postemployment benefits	4,954	5,059
Other liabilities	2,062	2,116
Total liabilities	48,986	47,249
Commitments and contingencies (Notes 10 and 12)
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (3/31/08 and 12/31/07 – 814,894,624) at paid-in amount	2,754	2,744
Treasury stock (3/31/08 – 200,125,232; 12/31/07 – 190,908,490) at cost	(10,115)	(9,451)
Profit employed in the business	18,289	17,398
Accumulated other comprehensive income (loss)	(1,710)	(1,808)
Total stockholders' equity	9,218	8,883
Total liabilities and stockholders' equity	$58,204	$56,132

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in millions)
				Accumulated other comprehensive income (loss)
Three Months Ended March 31, 2007	Common stock	Treasury stock	Profit employed in the business	Foreign currency translation	Pension & other post- retirement benefits (1)	Derivative financial instruments and other	Available-for-sale securities	Total
Balance at December 31, 2006	$2,465	$(7,352)	$14,593	$471	$(3,376)	$48	$10	$6,859
Adjustment to adopt FIN 48	—	—	141	—	—	—	—	141
Balance at January 1, 2007	2,465	(7,352)	14,734	471	(3,376)	48	10	7,000
Profit	—	—	816	—	—	—	—	816
Foreign currency translation	—	—	—	16	—	—	—	16
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $31	—	—	—	—	57	—	—	57
Amortization of prior service cost, net of tax of $2	—	—	—	—	5	—	—	5
Derivative financial instruments
Gains (losses) deferred, net of tax of $1	—	—	—	—	—	2	—	2
(Gains) losses reclassified to earnings, net of tax of $12	—	—	—	—	—	(22)	—	(22)
Available-for-sale securities
Gains (losses) deferred, net of tax of $2	—	—	—	—	—	—	4	4
(Gains) losses reclassified to earnings, net of tax of $1	—	—	—	—	—	—	(2)	(2)
Comprehensive income (loss)								876
Common shares issued from treasury stock for stock-based compensation: 2,645,723	(1)	74	—	—	—	—	—	73
Stock-based compensation expense	27	—	—	—	—	—	—	27
Tax benefits from stock-based compensation	27	—	—	—	—	—	—	27
Shares repurchased: 8,058,000	—	(511)	—	—	—	—	—	(511)
Balance at March 31, 2007	$2,518	$(7,789)	$15,550	$487	$(3,314)	$28	$12	$7,492

Three Months Ended March 31, 2008
Balance at December 31, 2007	$2,744	$(9,451)	$17,398	$749	$(2,594)	$19	$18	$8,883
Adjustment to adopt measurement date provisions of FAS 158, net of tax (2)	—	—	(33)	—	17	—	—	(16)
Balance at January 1, 2008	2,744	(9,451)	17,365	749	(2,577)	19	18	8,867
Profit	—	—	922	—	—	—	—	922
Foreign currency translation	—	—	—	101	—	—	—	101
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $21	—	—	—	—	37	—	—	37
Derivative financial instruments
Gains (losses) deferred, net of tax of $5	—	—	—	—	—	(8)	—	(8)
(Gains) losses reclassified to earnings, net of tax of $13	—	—	—	—	—	(25)	—	(25)
Available-for-sale securities
Gains (losses) deferred, net of tax of $12	—	—	—	—	—	—	(23)	(23)
(Gains) losses reclassified to earnings, net of tax of $0	—	—	—	—	—	—	(1)	(1)
Comprehensive income (loss)								1,003
Dividends declared	—	—	2	—	—	—	—	2
Common shares issued from treasury stock for stock-based compensation: 1,043,284	(1)	28	—	—	—	—	—	27
Stock-based compensation expense	37	—	—	—	—	—	—	37
Tax benefits from stock-based compensation	12	—	—	—	—	—	—	12
Shares repurchased: 10,260,026	—	(692)	—	—	—	—	—	(692)
Stock repurchase derivative contracts	(38)	—	—	—	—	—	—	(38)
Balance at March 31, 2008	$2,754	$(10,115)	$18,289	$850	$(2,540)	$(14)	$(6)	$9,218

[1]
Pension and other postretirement benefits includes net adjustments for unconsolidated companies of $1 million and $0 million for the three months ended March 31, 2008 and 2007, respectively.  The ending balances were $53 million and $43 million at March 31, 2008 and 2007, respectively.

[2]	Adjustments to profit employed in the business and pension and other post employment benefits were net of tax of ($17) million and $9 million, respectively.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Three Months Ended
	March 31,
	2008	2007
Cash flow from operating activities:
Profit	$922	$816
Adjustments for non-cash items:
Depreciation and amortization	472	412
Other	128	1
Changes in assets and liabilities:
Receivables – trade and other	(455)	739
Inventories	(864)	(734)
Accounts payable and accrued expenses	463	(141)
Customer advances	165	165
Other assets – net	78	(71)
Other liabilities – net	(203)	162
Net cash provided by (used for) operating activities	706	1,349

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(343)	(252)
Expenditures for equipment leased to others	(302)	(252)
Proceeds from disposals of property, plant and equipment	122	106
Additions to finance receivables	(3,062)	(2,553)
Collections of finance receivables	2,301	2,359
Proceeds from sales of finance receivables	46	40
Investments and acquisitions (net of cash acquired)	(19)	(153)
Proceeds from sale of available-for-sale securities	104	62
Investments in available-for-sale securities	(160)	(124)
Other – net	192	140
Net cash provided by (used for) investing activities	(1,121)	(627)

Cash flow from financing activities:
Dividends paid	(223)	(193)
Common stock issued, including treasury shares reissued	27	73
Payment for stock repurchase derivative contracts	(38)	—
Treasury shares purchased	(692)	(511)
Excess tax benefit from stock-based compensation	13	26
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Engines	62	26
– Financial Products	3,858	1,849
Payments on debt (original maturities greater than three months):
– Machinery and Engines	(98)	(28)
– Financial Products	(3,422)	(3,000)
Short-term borrowings – net (original maturities three months or less)	554	1,107
Net cash provided by (used for) financing activities	41	(651)
Effect of exchange rate changes on cash	29	6
Increase (decrease) in cash and short-term investments	(345)	77

Cash and short-term investments at beginning of period	1,122	530
Cash and short-term investments at end of period	$777	$607

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2008 and 2007, (b) the consolidated financial position at March 31, 2008 and December 31, 2007, (c) the consolidated changes in stockholders' equity for the three month periods ended March 31, 2008 and 2007, and (d) the consolidated statement of cash flow for the three month periods ended March 31, 2008 and 2007.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

Comprehensive income is comprised of profit, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities and pension and other postretirement benefits.  Total comprehensive income for the three months ended March 31, 2008 and 2007 was $1,003 million and $876 million, respectively.

The December 31, 2007 financial position data included herein is derived from the audited consolidated financial statements included in the 2007 Form 10-K.

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

(2)
Engines— A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts.  Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machine and engine components and remanufacturing services for other companies.  Reciprocating engines meet power needs ranging from 5 to 21,500 horsepower (4 to over 16 000 kilowatts).  Turbines range from 1,600 to 30,000 horsepower (1 200 to 22 000 kilowatts).

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

Initial adoption of FIN 48
(Millions of dollars)	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment
Deferred and refundable income taxes	$733	$82	$815
Noncurrent deferred and refundable income taxes	1,949	211	2,160
Other current liabilities	1,145	(530)	615
Other liabilities	1,209	682	1,891
Profit employed in the business	14,593	141	14,734

SFAS 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this Statement for one year for certain nonfinancial assets and nonfinancial liabilities (see below) and (2) removed certain leasing transactions from the scope of the Statement.  We applied this new accounting standard to all other fair value measurements effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial statements. See Note 14 for additional information.

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157 "Effective Date of FASB Statement No. 157" (FSP 157-2).  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Our significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment.  The adoption of FSP 157-2 is not expected to have a significant impact on our financial statements.

SFAS 158 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end.  We adopted the balance sheet recognition provisions at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the “one measurement” approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied are allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year.  Previously, we used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for our non-U.S. plans.  The following summarizes the effect of adopting the year-end measurement date provisions as of January 1, 2008.  See Note 9 for additional information.

Adoption of SFAS 158 year-end measurement date	January 1, 2008		January 1, 2008
(Millions of dollars)	Prior to SFAS 158 Adjustment	SFAS 158 Adjustment	Post SFAS 158 Adjustment
Noncurrent deferred and refundable income taxes	$1,553	$8	$1,561
Liability for postemployment benefits	5,059	24	5,083
Accumulated other comprehensive income (loss)	(1,808)	17	(1,791)
Profit employed in the business	17,398	(33)	17,365

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115.” SFAS 159 creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. SFAS 159 becomes effective for fiscal years beginning after November 15, 2007. We adopted this new accounting standard on January 1, 2008.  The adoption of SFAS 159 did not have a material impact on our financial statements.

SFAS 141R & SFAS 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008. We will adopt these new accounting standards on January 1, 2009.  We are currently reviewing the impact of SFAS 141R and SFAS 160 on our financial statements and expect to complete this evaluation in 2008.

SFAS 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.   SFAS 161 will become effective for fiscal years beginning after November 15, 2008.  We will adopt this new accounting standard on January 1, 2009.  We do not expect the adoption to have a material impact on our financial statements.

3.
Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), requires that the cost resulting from all stock–based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, stock-settled stock appreciation rights (SARs) and restricted stock units (RSUs).  We recognized pretax stock-based compensation cost of $37 million and $27 million in the first quarter of 2008 and 2007, respectively.

The following table illustrates the type and fair market value of the stock-based compensation awards granted during the first quarter of 2008 and 2007, respectively:

	2008		2007
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	4,476,095	$22.32	4,193,401	$20.73
Stock options	410,506	22.32	231,615	20.73
RSUs	1,511,523	69.17	1,282,020	59.94

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three month periods ended March 31, 2008 and 2007, respectively:

	Grant Year
	2008	2007
Weighted-average dividend yield	1.89%	1.68%
Weighted-average volatility	27.14%	26.04%
Range of volatilities	27.13-28.99%	26.03-26.62%
Range of risk-free interest rates	1.60-3.64%	4.40-5.16%
Weighted-average expected lives	8 years	8 years

As of March 31, 2008, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $295 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.4 years.

Our long-standing practices and policies specify all stock-based compensation awards are approved by the Compensation Committee (the Committee) of the Board of Directors on the date of grant.  The stock-based award approval process specifies the number of awards granted, the terms of the award and the grant date.  The same terms and conditions are consistently applied to all employee grants, including Officers. The Committee approves all individual Officer grants.  The number of stock-based compensation awards included in an individual’s award is determined based on the methodology approved by the Committee.  In 2007, under the terms of the Caterpillar Inc. 2006 Long-Term Incentive Plan (approved by stockholders in June of 2006), the  Committee approved the exercise price methodology to be the closing price of the Company stock on the date of grant.

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

Our Machinery and Engines operations purchase, manufacture and sell products in many locations around the world. As we have diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis. We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Mexican peso, Singapore dollar, New Zealand dollar or Swiss franc forward or option contracts that meet the requirements for hedge accounting. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated. We designate as fair value hedges specific euro forward contracts used to hedge firm commitments.

As of March 31, 2008, $21 million of deferred net gains (net of tax) included in equity (“Accumulated other comprehensive income (loss)” in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (“Other income (expense)” in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in “Other income (expense)” will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Gains (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended March 31,
(Millions of dollars)	2008	2007
Machinery and Engines:
On undesignated contracts	$7	$4

Financial Products:
On undesignated contracts	(87)	(6)
	$(80)	$(2)

Gains and losses on the Financial Products contracts above are substantially offset by balance sheet translation gains and losses.

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed-rate debt. Our practice is to use interest rate swap agreements to manage our exposure to interest rate changes and, in some cases, lower the cost of borrowed funds.

Machinery and Engines operations generally use fixed rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps.

Since 2006, we entered into $400 million (notional amount) of interest rate swaps designated as fair value hedges of our fixed rate long-term debt.  During the first quarter 2008, our Machinery and Engines operations liquidated all of these fixed-to-floating interest rate swaps.  The gain ($20 million remaining at March 31, 2008) is being amortized to earnings ratably over the remaining life of the hedged debt.

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

Our policy allows us to use fixed-to-floating, floating-to-fixed, and floating-to-floating interest rate swaps to meet the match-funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed-rate debt at the inception of the contract. Financial Products' practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract.

Financial Products liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains.  These gains ($5 million remaining at March 31, 2008) are being amortized to earnings ratably over the remaining life of the hedged debt.

Gains (losses) included in current earnings [Other income (expense)]:
	Three Months Ended March 31,
(Millions of dollars)	2008	2007
Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain (loss) on designated interest rate derivatives	$18	$—
Gain (loss) on hedged debt	(9)	(1)
Gain (loss) on liquidated swaps – included in interest expense	1	1

Financial Products:
Gain (loss) on designated interest rate derivatives	126	12
Gain (loss) on hedged debt	(126)	(12)
	$10	$—

As of March 31, 2008, $24 million of deferred net losses included in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings ("Interest expense of Financial Products" in the Consolidated Statement of Results of Operations) over the next 12 months.

Commodity Price Risk
Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to manage the commodity risk and reduce the cost of purchased materials.

Our Machinery and Engines operations purchase aluminum, copper and nickel embedded in the components we purchase from suppliers. Our suppliers pass on to us price changes in the commodity portion of the component cost. In addition, we are also subject to price changes on natural gas purchased for operational use.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated.  There were no net gains or losses on undesignated contracts for the three months ended March 31, 2007, and no contracts were outstanding during 2008.

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

In connection with our stock repurchase program, we entered into capped call transactions (“call”) with a major bank for an aggregate 6.0 million shares. Through March 31, 2008, we have paid the bank $94 million for the establishment of the calls (of which $38 million was paid in the first quarter 2008 for 2.5 million shares), which was accounted for as a reduction to stockholders’ equity. A call permits us to reduce share repurchase price volatility by providing a floor and cap on the price at which the 6.0 million shares can be repurchased.  The floor, cap and strike prices for the calls were based upon the average purchase price paid by the bank to purchase our common stock to hedge these transactions.  Each call will mature and be exercisable within one year after the call was established.  If we exercise a call, we can elect to settle the transaction with the bank by physical settlement (paying cash and receiving shares), cash settlement (receiving a net amount of cash) or net share settlement (receiving a net amount of shares).  We will continue to use open market purchases in conjunction with the capped call transactions to repurchase our stock.

As of March 31, 2008, no shares have been repurchased pursuant to this capped call program.

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	March 31,	December 31,
	2008	2007
Raw materials	$2,837	$2,474
Work-in-process	1,422	1,215
Finished goods	3,535	3,230
Supplies	288	285
Total inventories	$8,082	$7,204

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending December 31) was as follows:

Results of Operations of unconsolidated affiliated companies:	Three Months Ended
(Millions of dollars)	March 31,
	2008	2007
Sales	$1,088	$1,022
Cost of sales	900	823
Gross profit	$188	$199

Profit (loss)	$17	$50

Caterpillar's profit (loss)	$11	$19

Sales from SCM to Caterpillar for the three months ended March 31, 2008 and March 31, 2007 of approximately $443 million and $379 million, respectively, are included in the affiliated company sales.  In addition, SCM purchased $73 million and $65 million of products from Caterpillar during the three months ended March 31, 2008 and March 31, 2007, respectively.

Financial Position of unconsolidated affiliated companies:	March 31,	December 31,
(Millions of dollars)	2008	2007
Assets:
Current assets	$1,981	$2,062
Property, plant and equipment – net	1,270	1,286
Other assets	134	173
	3,385	3,521
Liabilities:
Current liabilities	1,618	1,546
Long-term debt due after one year	235	269
Other liabilities	421	393
	2,274	2,208
Ownership	$1,111	$1,313

Caterpillar's investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$547	$582
Plus: Investments in cost method companies	16	16
Total investments in unconsolidated affiliated companies	$563	$598

In March 2008, Caterpillar, Mitsubishi Heavy Industries Ltd. and SCM signed definitive agreements that include a share redemption plan, which will result in Caterpillar owning 67 percent of SCM. Subject to completion of certain conditions contained in the definitive agreements, we expect the first phase of the share redemption plan will close in the third quarter of 2008.

In February 2008, we sold our 23 percent equity investment in A.S.V. Inc. (ASV) resulting in a $60 million pretax gain.  Accordingly, the March 31, 2008 financial position and equity investment amounts noted above do not include ASV.

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	March 31, 2008	December 31, 2007
Customer relationships	19	$366	$366
Intellectual property	10	172	195
Other	12	90	81
Total finite-lived intangible assets – gross	15	628	642
Less: Accumulated amortization		(174)	(167)
Intangible assets – net		$454	$475

Amortization expense for the three months ended March 31, 2008 and March 31, 2007 was $20 million and $11 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2008	2009	2010	2011	2012	Thereafter
$54	$45	$40	$29	$25	$261

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."  Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.

No goodwill was acquired, impaired or disposed of during the first quarter of 2008.  The carrying amount of the goodwill by reportable segment for the quarter ended March 31, 2008 was as follows:

(Millions of dollars)	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems(2)	Marine & Petroleum Power(2)	All Other(1)	Consolidated Total
Balance at March 31, 2008	$4	$51	$203	$14	$478	$33	$569	$60	$551	$1,963

[1]	All Other includes operating segments included in “All Other” category (See Note 13).
[2]
As discussed in Note 13, our reportable segments were changed in the first quarter of 2008.  As a result, goodwill of $60 million was reallocated from the Large Power Systems reportable segment to the newly formed Marine & Petroleum Power reportable segment.

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

	March 31, 2008			December 31, 2007
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt	$309	$4	$313	$319	$1	$320
Corporate bonds	822	(19)	803	775	(4)	771
Equity securities	177	3	180	168	28	196
Total	$1,308	$(12)	$1,296	$1,262	$25	$1,287

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	March 31, 2008
	Less than 12 months (1)		12 months or more (1)		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt	$14	$—	$20	$—	$34	$—
Corporate bonds	342	16	117	11	459	27
Equity securities	81	13	2	1	83	14
Total	$437	$29	$139	$12	$576	$41

[1]	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	December 31, 2007
	Less than 12 months (1)		12 months or more (1)		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt	$22	$—	$96	$1	$118	$1
Corporate bonds	269	4	163	4	432	8
Equity securities	55	5	1	—	56	5
Total	$346	$9	$260	$5	$606	$14

[1]	Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at March 31, 2008, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$85
Due after one year through five years	$233
Due after five years through ten years	$244
Due after ten years	$554

Proceeds from sales of investments in debt and equity securities during the three months ended March 31, 2008 and March 31, 2007 were $104 million and $62 million, respectively. Gross gains of $8 million and $3 million were included in current earnings for the three months ended March 31, 2008 and March 31, 2007, respectively.  Gross losses of $6 million were included in the three months ended March 31, 2008.

9.	Postretirement Benefits

A. Pension and postretirement benefit costs

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007
For the three months ended:
Components of net periodic benefit cost:
Service cost	$50	$46	$21	$18	$22	$22
Interest cost	157	149	39	32	77	74
Expected return on plan assets	(220)	(210)	(50)	(41)	(34)	(32)
Amortization of:
Prior service cost /(credit) (1)	8	14	1	1	(9)	(9)
Net actuarial loss /(gain)	33	54	8	13	16	20
Total cost included in operating profit	$28	$53	$19	$23	$72	$75

Weighted-average assumptions used to determine net cost:
Discount rate	5.8%	5.5%	5.3%	4.8%	5.8%	5.5%
Expected return on plan assets	9.0%	9.0%	7.6%	7.7%	9.0%	9.0%
Rate of compensation increase	4.5%	4.0%	4.0%	4.0%	4.4%	4.0%

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

We made $113 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2008 and we currently anticipate additional contributions of approximately $300 million during the remainder of the year.  Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2008, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans.

As discussed in Note 2, we adopted the year-end measurement date provisions of SFAS 158 as of January 1, 2008.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2008	2007
U.S. Plans	$47	$54
Non-U.S. Plans	8	8
	$55	$62

10.	Guarantees and Product Warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from third-party lenders in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third-party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are secured, primarily by dealer assets. Additionally, we have provided an indemnity to a third-party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers.  The bonds are issued to insure governmental agencies against nonperformance by certain Caterpillar dealers.

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers. The loan guarantees are for the possibility that the customers will become insolvent.  These guarantees have varying terms and are secured by the machinery. In addition, Cat Financial participates in standby letters of credit issued to third parties on behalf of their customers. These standby letters of credit have varying terms and beneficiaries, and are secured by customer assets.

Cat Financial has provided a limited indemnity to a third-party bank for $29 million resulting from the assignment of certain leases to that bank. The indemnity is for the possibility that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees. At March 31, 2008 and December 31, 2007, the related liability was $13 million and $12 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31,	December 31,
	2008	2007
Guarantees with Caterpillar dealers	$390	$363
Guarantees with customers	116	53
Limited indemnity	29	30
Guarantees – other	39	39
Total guarantees	$574	$485

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2008
Warranty liability, January 1	$1,045
Reduction in liability (payments)	(251)
Increase in liability (new warranties)	282
Warranty liability, March 31	$1,076

(Millions of dollars)	2007
Warranty liability, January 1	$953
Reduction in liability (payments)	(906)
Increase in liability (new warranties)	998
Warranty liability, December 31	$1,045

11.	Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended March 31,
		2008	2007
I.	Profit for the period (A):	$922	$816

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	617.5	643.9
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	20.4	21.3
	Average common shares outstanding for fully diluted computation (C)	637.9	665.2

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.49	$1.27
	Assuming full dilution (A/C)	$1.45	$1.23

SARs and stock options to purchase 4,476,095 and 14,041,226 common shares were outstanding for the three months ended March 31, 2008 and March 31, 2007, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

12.	Environmental, Legal and Tax Matters

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
A.
Basis for segment information
Caterpillar is organized based on a decentralized structure that has established responsibilities to continually improve business focus and increase our ability to react quickly to changes in the global business cycle, customer needs and competitors' actions. Our current structure uses a product, geographic matrix organization comprised of multiple profit and cost center divisions.

In the first quarter of 2008, our internal measurement system was changed to reflect a revised set of responsibilities for divisions as follows:

▪
Product and component divisions are profit centers primarily responsible for product management, development, external sales and ongoing support.  Inter-segment sales of components may also be a source of revenue for these divisions.  Previously product division revenue was primarily inter-segment sales of finished products to machinery marketing divisions.

▪
Manufacturing divisions are profit centers primarily responsible for the manufacture of products and/or components within a geographic region. Inter-segment sales of components, machines and/or engines to product divisions are the primary sources of revenue for these divisions. Previously manufacturing division’s inter-segment sales were primarily to machinery marketing or product divisions.

▪
Service divisions are cost centers primarily responsible for the performance of corporate functions and to provide centralized services.  They also perform certain support functions globally (e.g. Finance, Information Technology, and Human Resources) that were previously included in product, component, manufacturing, and machinery marketing divisions.

▪
Machinery marketing divisions are cost centers primarily responsible for marketing through dealers within a geographic region.  These divisions were previously profit centers responsible for external sales.

Caterpillar is a highly integrated company. Some product and component divisions also have marketing and/or manufacturing responsibilities. In addition, some geographically based manufacturing divisions also have product management, development, external sales and ongoing support responsibilities.  One of our profit centers provides various financial services to our customers and dealers.

Also in the first quarter of 2008, a new profit center was formed through restructuring the Large Power Systems and Power Systems & OEM Solutions reportable segments.  The new profit center, Marine & Petroleum Power Division is a reportable segment primarily responsible for the product management, development, marketing, external sales and ongoing support of reciprocating engines supplied to the marine and petroleum industries.  The division also includes manufacturing of certain reciprocating engines for marine, petroleum and electric power applications.  In addition, certain marketing functions previously included in Power Systems & OEM Solutions were transferred to Large Power Systems and Motion & Power Control Division (included in “All Other”).

The segment information for 2007 has been retrospectively adjusted to conform to the 2008 presentation.

We have developed an internal measurement system to evaluate performance and to drive continuous improvement. This measurement system, which is not based on U.S. GAAP, is intended to motivate desired behavior of employees and drive performance.  It is not intended to measure a division's contribution to enterprise results. The sales and cost information used for internal purposes varies significantly from our consolidated externally reported information, resulting in substantial reconciling items.  Each division has specific performance targets and is evaluated and compensated based on achieving those targets. Performance targets differ from division to division; therefore, meaningful comparisons cannot be made among the profit, service or machinery marketing divisions.  It is the comparison of actual results to budgeted results that makes our internal reporting valuable to management.  Consequently, we feel that the financial information required by Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information" has limited value for our external readers.

Due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 26.

B.	Description of segments

The profit center divisions meet the SFAS 131 definition of "operating segments;" however, the service and machinery marketing divisions do not.  Following is a brief description of our nine reportable segments and the business activities included in the “All Other” category.

Building Construction Products:  Primarily responsible for product management, development, manufacture, external sales and ongoing support of light construction machines and select work tools.

EAME Operations: Primarily responsible for the manufacture of medium and large excavators, medium wheel loaders, articulated trucks, medium track-type tractors, wheeled and small excavators, and certain machine components in Europe, Africa, and the Commonwealth of Independent States (CIS).  Also responsible for product management, development, manufacture, external sales and ongoing support of paving products and select work tools.

Electric Power: Primarily responsible for product management, development, manufacture, marketing, external sales and ongoing support of reciprocating engine powered generator sets as well as integrated systems used in the electric power generation industry.

Heavy Construction & Mining: Primarily responsible for product management, development, external sales and ongoing support of mining trucks, quarry and construction trucks, large and medium track-type tractors, large wheel loaders, wheel tractor scrapers and track-type loaders.

Industrial power systems:  primarily responsible for product management, development, manufacture and ongoing support of reciprocating engines supplied to industrial, agricultural, electric power and marine industries and Caterpillar machinery.  Also responsible for the marketing and external sales of industrial, agricultural and certain electric power engines.

Infrastructure Development: Primarily responsible for product management, development, external sales and ongoing support of medium wheel loaders, medium and large excavators, motor graders, articulated trucks, powertrain components, and wheeled excavators.

Large Power Systems: Primarily responsible for product management, development, manufacture and ongoing support of reciprocating engines supplied to Caterpillar machinery and the electric power, on-highway vehicle, petroleum, marine and industrial industries.  Also responsible for engine component manufacturing and the marketing and external sales of on-highway vehicle engines.

Marine & Petroleum Power: Primarily responsible for the product management, development, marketing, external sales and ongoing support of reciprocating engines supplied to the marine and petroleum industries.  The division also includes manufacturing of certain reciprocating engines for marine, petroleum and electric power applications.

Financing & Insurance Services: Provides financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers.  Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

All other:  Primarily includes activities such as: the regional manufacturing of construction and mining machinery and components in Latin America, North America and Asia; the design, manufacture, marketing, external sales and ongoing support of machinery and engine components, electronics, and control systems; the design, manufacture, marketing, external sales and ongoing support of turbines; logistics services for Caterpillar and other companies; the design, manufacture, remanufacture, maintenance and services of rail-related products and services; remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; and the design, manufacture, external sales and ongoing support of forestry machinery.

C.	Segment measurement and reconciliations

There are several accounting differences between our segment reporting and our external reporting. Our segments are measured on an accountable basis; therefore, only those items for which divisional management is directly responsible are included in the determination of segment profit/(loss) and assets.

The following is a list of the more significant accounting differences:

▪
Generally, liabilities are managed at the corporate level and are not included in segment operations. Segment accountable assets generally include inventories, receivables and property, plant and equipment.

▪	Segment inventories and cost of sales are valued using a current cost methodology.
▪
Postretirement benefit expenses are split; segments are generally responsible for service and prior services costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

▪	Interest expense is imputed (i.e., charged) to profit centers based on their level of accountable assets.
▪	Accountable profit is determined on a pretax basis.

Effective the first quarter of 2008 we made the following changes to our segment reporting methodology:

▪	Manufacturing divisions value inter-segment sales of machines on a manufacturing fee basis. Previously these transactions were valued at market-based transfer prices.
▪	Service divisions are primarily treated as cost centers. Previously, service divisions primarily charged segments for services provided.
▪
Machinery marketing divisions are treated as cost centers.  These divisions were previously treated as profit centers responsible for external sales.  External sales are now the responsibility of product divisions.

The information for 2007 has been retrospectively adjusted to conform to the 2008 presentation.

Reconciling items are created based on accounting differences between segment reporting and our consolidated, external reporting. Please refer to pages 21 to 23 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations of accounting differences. However, for the reconciliation of profit, we have grouped the reconciling items as follows:

▪	Cost centers: The costs related to service and machinery marketing divisions are primarily treated as cost centers and are not charged to segments.
▪
Corporate costs:  Certain corporate costs are not charged to our segments. These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

▪	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.
▪	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

Business Segments Three Months Ended March 31, (Millions of dollars)
	Machinery and Engines
2008	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$890	$223	$714	$2,264	$490	$2,312	$802	$817	$2,416	$10,928	$979	$11,907
Inter-segment sales & revenues	13	739	22	36	208	18	1,113	9	2,593	4,751	—	4,751
Total sales and revenues	$903	$962	$736	$2,300	$698	$2,330	$1,915	$826	$5,009	$15,679	$979	$16,658
Depreciation and amortization	$6	$24	$6	$2	$15	$1	$42	$3	$144	$243	$189	$432
Imputed interest expense	$5	$12	$6	$4	$6	$4	$13	$3	$82	$135	$289	$424
Accountable profit (loss)	$140	$89	$72	$388	$51	$244	$249	$106	$601	$1,940	$209	$2,149
Accountable assets at March 31	$638	$1,729	$758	$564	$772	$584	$1,837	$355	$11,430	$18,667	$31,892	$50,559
Capital expenditures	$5	$32	$7	$—	$12	$—	$83	$13	$155	$307	$306	$613

	Machinery and Engines
2007	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$720	$233	$669	$1,969	$410	$1,932	$702	$637	$1,972	$9,244	$875	$10,119
Inter-segment sales & revenues	10	603	—	13	185	14	1,000	9	2,326	4,160	1	4,161
Total sales and revenues	$730	$836	$669	$1,982	$595	$1,946	$1,702	$646	$4,298	$13,404	$876	$14,280
Depreciation and amortization	$7	$23	$6	$1	$17	$1	$40	$2	$115	$212	$155	$367
Imputed interest expense	$5	$11	$6	$2	$5	$3	$13	$4	$74	$123	$274	$397
Accountable profit (loss)	$40	$105	$60	$399	$32	$240	$174	$90	$551	$1,691	$185	$1,876
Accountable assets at December 31	$648	$1,553	$826	$494	$715	$476	$1,740	$397	$11,141	$17,990	$30,571	$48,561
Capital expenditures	$7	$23	$(2)	$—	$9	$—	$35	$4	$111	$187	$258	$445

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Three Months Ended March 31, 2008:
Total external sales and revenues from business segments	$10,928	$979	$—		$11,907
Other	51	(67)	(95)	[1]	(111)
Total sales and revenues	$10,979	$912	$(95)		$11,796

Three Months Ended March 31, 2007:
Total external sales and revenues from business segments	$9,244	$875	$—		$10,119
Other	77	(76)	(104)	[1]	(103)
Total sales and revenues	$9,321	$799	$(104)		$10,016

[1]	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended March 31, 2008:
Total accountable profit from business segments	$1,940	$209	$2,149
Cost centers	(465)	—	(465)
Corporate costs	(272)	—	(272)
Timing	(33)	—	(33)
Methodology differences:
Inventory/cost of sales	16	—	16
Postretirement benefit expense	(22)	—	(22)
Financing costs	13	—	13
Equity in profit of unconsolidated affiliated companies	(11)	—	(11)
Currency	(44)	—	(44)
Total profit before taxes	$1,122	$209	$1,331

Three Months Ended March 31, 2007:
Total accountable profit from business segments	$1,691	$185	$1,876
Cost centers	(416)	—	(416)
Corporate costs	(264)	—	(264)
Timing	17	—	17
Methodology differences:
Inventory/cost of sales	30	—	30
Postretirement benefit expense	(50)	—	(50)
Financing costs	(20)	—	(20)
Equity in profit of unconsolidated affiliated companies	(18)	(1)	(19)
Currency	14	—	14
Other methodology differences	—	4	4
Total profit before taxes	$984	$188	$1,172

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
March 31, 2008:
Total accountable assets from business segments	$18,667	$31,892	$—	$50,559
Items not included in segment assets:
Cash and short-term investments	464	313	—	777
Intercompany receivables	164	40	(204)	—
Trade and other receivables	202	—	—	202
Investment in unconsolidated affiliated companies	498	—	(28)	470
Investment in Financial Products	4,109	—	(4,109)	—
Deferred income taxes and prepaids	2,636	142	(302)	2,476
Intangible assets and other assets	1,263	60	—	1,323
Cost center assets	2,047	—	—	2,047
Liabilities included in segment assets	2,821	16	—	2,837
Inventory methodology differences	(2,503)	—	—	(2,503)
Other	285	(269)	—	16
Total assets	$30,653	$32,194	$(4,643)	$58,204

December 31, 2007:
Total accountable assets from business segments	$17,990	$30,571	$—	$48,561
Items not included in segment assets:
Cash and short-term investments	862	260	—	1,122
Intercompany receivables	366	113	(479)	—
Trade and other receivables	272	—	—	272
Investment in unconsolidated affiliated companies	461	—	(24)	437
Investment in Financial Products	3,948	—	(3,948)	—
Deferred income taxes and prepaids	2,701	138	(339)	2,500
Intangible assets and other assets	1,210	63	—	1,273
Cost center assets	1,765	—	—	1,765
Liabilities included in segment assets	2,664	20	—	2,684
Inventory methodology differences	(2,482)	—	—	(2,482)
Other	295	(295)	—	—
Total assets	$30,052	$30,870	$(4,790)	$56,132

14.	Fair Value Measurements

We adopted SFAS 157, “Fair Value Measurements” as of January 1, 2008. See Note 2 for additional information.  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

▪	Level 1 – Quoted prices for identical instruments in active markets.
▪
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

▪	Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, we use quoted market prices to determine fair value, and we classify such measurements within Level 1.  In some cases where market prices are not available, we make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Available-for-sale securities
Our available-for-sale securities include a mix of equity and debt instrument (see Note 8 for additional information).  Fair values for our government debt and equity securities are based upon valuations for identical instruments in active markets.  Fair values for corporate bonds are based upon prices obtained from independent third-party pricing services.  The third-party pricing services employ various models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on third-party pricing service models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves and zero-coupon interest rates.

The fair value of foreign currency forward contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Securitized retained interests
The fair value of securitized retained interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

Guarantees
The fair value of guarantees is based upon the premium we would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Assets and liabilities measured at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2008 are summarized below:

(Millions of dollars)	March 31, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities (long-term investments)	$190	$1,106	$—	$1,296
Derivative financial instruments	—	87	—	87
Securitized retained interests	—	—	48	48
Total Assets	$190	$1,193	$48	$1,431

Liabilities
Guarantees	$—	$—	$13	$13
Total Liabilities	$—	$—	$13	$13

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2008.  These instruments, primarily related to Cat Financial, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2007	$49	$12
Total gains or losses (realized / unrealized)
Included in earnings	2	—
Included in other comprehensive income (loss)	(2)	—
Purchases, issuances, and settlements	(1)	1
Balance at March 31, 2008	$48	$13

The amount of total gains for the three months ended March 31, 2008 included in earnings attributable to the change in unrealized gains relating to assets still held at March 31, 2008 were $1 million on securitized retained interests.

Gains and losses included in earnings are reported in Revenues of Financial Products.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported record first-quarter profit per share of $1.45, an 18 percent increase from $1.23 per share in the first quarter of 2007.  Sales and revenues of $11.796 billion were also a first-quarter record and 18 percent higher than 2007 first-quarter sales and revenues of $10.016 billion.

We had record results this quarter despite the current tough economic conditions in the United States. The sales increase was the result of a tremendous effort by our employees, dealers and suppliers to support customers.  We continue to see robust demand for products used in the global mining and energy industries and for machines used by our customers to build infrastructure, particularly in emerging markets.  These record results are a remarkable testament to our global strength, the diversity of the end-markets we serve and the strength of our integrated service businesses.  Particularly notable, our Financial Products business had their best first-quarter ever for revenues and profit, despite credit market challenges. Our long standing and consistent credit practices have served us well.

Sales and revenues were up $1.780 billion from the first quarter of 2007.  Sales volume improved $1.087 billion, the impact of currency added $310 million, price realization was up $261 million and Financial Products revenues were $122 million higher.  The geographic mix of sales continued to shift with sales and revenues increasing 30 percent outside North America and 4 percent inside North America.  Sales and revenues outside North America represented 58 percent of total sales and revenues in the first quarter—up from 53 percent of the total a year ago.

Even though North America, our largest geographic market, is depressed, we are investing for growth.  We are significantly increasing capital expenditures for improved productivity and higher capacity, and our research and development is focused on sustainability and innovative new products.   Over the past year we have strengthened our balance sheet, and the business strength we are enjoying has allowed us to reward our stockholders with higher dividends and stock repurchases while maintaining our strong credit rating.

Profit of $922 million was up $106 million, or 13 percent, from $816 million in the first quarter 2007. The improvement was a result of better price realization and higher sales volume, partially offset by higher costs.  Profit per share of $1.45 was up $0.22 from $1.23 per share in the first quarter of 2007.

Outlook

We continue to expect another record year with sales and revenues increasing 5 to 10 percent and profit per share increasing 5 to 15 percent from 2007 despite further weakening in North America.

We are maintaining an outlook for 2008 that reflects all-time records for sales and revenues and profit.  Even though we are currently weathering a recessionary storm in the United States, we expect the rest of the world to continue to invest in infrastructure growth well into the next decade.  With the best and broadest line of products and services and the best dealer network in our industry, we are ideally suited to serve our customers wherever they live and work.  We will continue to invest in capacity, new products and our global deployment of the Caterpillar Production System (CPS) with 6 Sigma.  First and foremost, our commitment to customers is to drive continuous improvement with a focus on quality.   While 2008 will undoubtedly be a very challenging year, Team Caterpillar with our diversified business model will continue to drive us toward our 2010 goals.

Note: Glossary of terms included on pages 32-33; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between first quarter 2007 (at left) and first quarter 2008 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for first quarter 2008 were $11.796 billion, up $1.780 billion, or 18 percent, from first quarter 2007.  Machinery volume was up $724 million, and Engines volume was up $363 million, both driven by strength in economies outside the United States.  Price realization improved $261 million and currency had a positive impact on sales of $310 million, primarily due to a stronger euro.  In addition, Financial Products revenues increased $122 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
First Quarter 2007
Machinery	$6,501		$3,078		$1,840		$891		$692
Engines[1]	2,820		1,168		1,003		399		250
Financial Products[2]	695		485		102		55		53
	$10,016		$4,731		$2,945		$1,345		$995
First Quarter 2008
Machinery	$7,548	16%	$3,180	3%	$2,344	27%	$1,206	35%	$818	18%
Engines[1]	3,431	22%	1,208	3%	1,331	33%	559	40%	333	33%
Financial Products[2]	817	18%	514	6%	139	36%	82	49%	82	55%
	$11,796	18%	$4,902	4%	$3,814	30%	$1,847	37%	$1,233	24%

[1]
Does not include internal engines transfers of $690 million and $621 million in first quarter 2008 and 2007, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2]	Does not include internal revenues earned from Machinery and Engines of $95 million and $104 million in first quarter 2008 and 2007, respectively.

Machinery Sales - Sales of $7.548 billion were an increase of $1.047 billion, or 16 percent, from first quarter 2007.

▪	Machinery volume increased $724 million.

▪	Price realization increased $101 million.

▪	Currency benefited sales by $222 million.

▪	Geographic mix between regions (included in price realization) was $9 million unfavorable.

▪
Overall, dealer-reported inventories increased from year-end.  This is the normal practice for dealers as they prepare for higher deliveries in the spring and summer.  Dealer inventories at the end of the quarter were lean and were below the first quarter of 2007 in terms of months of supply.

▪
Dealer reports indicate customer demand in North America weakened further during the quarter.  Problems were widespread, with coal mining one of the few bright spots.  Much higher coal prices and increased exports drove that improvement.

▪
Sales outside North America increased 28 percent, largely in the developing economies. Developing countries maintained expansive economic policies, which allowed good economic growth to continue.  Exports increased, contributing to a 34 percent gain in foreign exchange reserves.  As a result, construction increased significantly in many countries.

▪
Oil prices rose about 70 percent compared to the first quarter of 2007 and production increased.  The resulting higher revenues drove increased drilling and exploration in many oil-producing countries and supported increased construction.

▪	Metals prices increased 32 percent from a year earlier, encouraging increased output and investment. Coal prices also increased sharply, helping increase sales of products used in mining.

North America – Sales increased $102 million, or 3 percent.

▪	Sales volume increased $66 million.

▪	Price realization increased $36 million.

▪	Dealers reported an increase in inventory from year-end 2007. However, inventories were substantially lower than the first quarter of 2007 in both dollars and months of supply.

▪
Economic conditions during the quarter were very unfavorable, causing dealers to report significantly lower deliveries than in first quarter 2007.  The year-on-year percent decline was the steepest reported in the current downturn, which started in 2006.

▪
Housing starts averaged a little more than 1 million units during the quarter, 29 percent lower than last year.  Prices for both new and existing homes declined, banks tightened mortgage lending standards and homebuilders held an 11-month supply of homes.

▪
Economic factors impacting nonresidential construction were unfavorable.  Prices of commercial property declined, banks tightened standards for commercial and industrial lending and vacancy rates increased.  Orders for new construction declined 1 percent, and employment in nonresidential construction dropped 3 percent.

▪	Quarry and aggregate production declined 15 percent from last year, reflecting weakness in construction.

▪
The Central Appalachian spot coal price averaged 77 percent higher during the quarter than a year earlier, reflecting strength in international markets.  Coal exports have increased sharply and likely accounted for the 3 percent increase in coal production during the quarter.  These improvements led to a recovery in sales of products used in coal mining.

EAME – Sales increased $504 million, or 27 percent.

▪	Sales volume increased $300 million.

▪	Price realization increased $47 million.

▪	Currency benefited sales by $157 million.

▪	Dealers reported inventories were up to manage a large increase in their deliveries. Inventories in months of supply ended the quarter about the same as a year earlier.

▪
Sales volume in Europe was about the same as a year earlier.  The Euro-zone economy has slowed, and European housing permits declined 10 percent last year.  Nonresidential building and infrastructure construction increased.

▪
Sales volume increased significantly in Africa/Middle East.  In South Africa, plans for new construction increased sharply, and exports of coal and metals increased 17 percent.  In the oil producing countries, oil production increased 4 percent.  This increase, along with 70 percent higher oil prices, allowed construction booms to continue.

▪
Sales volume also grew significantly in the Commonwealth of Independent States (CIS), largely in Russia and Kazakhstan.  In Russia, low interest rates and good economic growth contributed to a 29 percent increase in construction.  Kazakhstan increased natural gas production 18 percent, coal production 21 percent and oil production 10 percent.

Asia/Pacific – Sales increased $315 million, or 35 percent.

▪	Sales volume increased $251 million.

▪	Price realization increased $16 million.

▪	Currency benefited sales by $48 million.

▪	Dealers reported lower inventories than a year ago in terms of months of supply.

▪
Sales volume in China increased substantially.  The economy continued to grow rapidly despite repeated tightening in economic policies.  Housing construction increased 33 percent, and nonresidential building construction was up 21 percent.  Coal mines produced 15 percent more, and iron ore production increased 20 percent.

▪
Indonesia raised interest rates slightly, but economic policies remained expansive.  Both the economy and construction appeared to increase in the first quarter.  Higher coal prices encouraged growth in the coal mining industry.  As a result of these favorable factors, sales increased significantly.

▪
Sizable sales growth occurred in India.  The central bank allowed good growth in liquidity, and the central government significantly increased capital expenditures.  Expansive policies boosted construction, which increased more than 10 percent per year the last 5 years.  Mining benefited from higher iron ore and coal prices.

Latin America – Sales increased $126 million, or 18 percent.

▪	Sales volume increased $98 million.

▪	Price realization increased $11 million.

▪	Currency benefited sales by $17 million.

▪	Dealers reported lower inventories than a year ago in terms of months of supply.

▪
Economic policies in most countries were very expansive, which boosted construction activity well above a year earlier.  Exports increased significantly, and foreign exchange reserves increased 36 percent from last year.

▪	Oil production declined 2 percent, but much higher prices increased revenues. The number of operating drill rigs increased 5 percent.

▪	Metals mining was another positive for the region. Brazil increased output 8 percent, with iron ore production up 13 percent.

Engines Sales - Sales of $3.431 billion were an increase of $611 million, or 22 percent, from first quarter 2007.

▪	Sales volume increased $363 million.

▪	Price realization increased $160 million.

▪	Currency benefited sales $88 million.

▪	Geographic mix between regions (included in price realization) was $10 million favorable.

▪	Dealer-reported inventories were up; months of supply were flat as the inventories were supported by strong delivery rates.

North America – Sales increased $40 million, or 3 percent.

▪	Sales volume decreased $27 million.

▪	Price realization increased $67 million.

▪
Sales for on-highway truck applications increased 18 percent compared to a very weak first quarter 2007.  The industry and our shipments remain below historic norms due to the slowing U.S. economy that has resulted in a reduction in freight tonnage.

▪	Sales for electric power applications decreased 21 percent resulting from a gradual decline in the construction of light commercial facilities.

▪	Sales for marine applications increased 16 percent with strong demand for supply vessels in support of the offshore petroleum industry.

EAME – Sales increased $328 million, or 33 percent.

▪	Sales volume increased $214 million.

▪	Price realization increased $43 million.

▪	Currency benefited sales by $71 million.

▪
Sales for petroleum applications increased 106 percent based on strong demand for engines used in drilling and production.  Turbine and turbine-related services increased to support gas transmission applications in Europe and the Middle East and oil and gas applications in Africa.

▪
Sales for electric power applications increased 25 percent with strong demand for small to medium-sized units selling into Africa/Middle East and Russia.   Turbine sales increased as a result of large power plant projects.

▪	Sales for marine applications increased 31 percent with higher demand for workboats and commercial vessels.

▪
Sales for industrial applications increased 13 percent with strong demand for agriculture and other types of Original Equipment Manufacturers (OEMs) machines.  This demand has been driven by good economic conditions.

 Asia/Pacific – Sales increased $160 million, or 40 percent.

▪	Sales volume increased $115 million.

▪	Price realization increased $28 million.

▪	Currency benefited sales by $17 million.

▪	Sales for petroleum applications increased 58 percent as Chinese drill rig builders continued to manufacture at record high levels for domestic and export use.

▪	Sales for marine applications increased 29 percent with continued strong demand for workboat and offshore shipbuilding. Large diesel demand grew in the offshore and general cargo industries.

▪
Sales for industrial applications increased 100 percent driven by sales in Australia into mining and irrigation sectors and by sales in New Zealand into compressed natural gas applications.  Smaller product benefited from sales into Chinese and Korean industrial OEMs.

▪	Sales of electric power engines increased 11 percent with the start of a large rental power project in Bangladesh and with growth in Australia due to strong telecom and rental business.

Latin America – Sales increased $83 million, or 33 percent.

▪	Sales volume increased $71 million.

▪	Price realization increased $12 million.

▪
Sales for petroleum applications increased 48 percent as turbines and turbine-related services increased for gas transmission applications in Brazil and Argentina and for oil and gas production applications in Brazil and Mexico.

▪	Sales for electric power engines increased 24 percent due to growth in sales of medium-sized product into Brazil, Argentina and Chile.

▪	Sales for on-highway truck applications increased 19 percent as industry demand strengthened in advance of the mid-year 2008 emissions changes in the region.

Financial Products Revenues - Revenues of $817 million were an increase of $122 million, or 18 percent, from the first quarter 2007.

▪	Growth in average earning assets increased revenues $102 million.

▪	Revenues from earned premiums at Cat Insurance increased $19 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between first quarter 2007 (at left) and first quarter 2008 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other includes the operating profit impact of consolidating adjustments and Machinery and
Engines other operating expenses.

Operating profit in first quarter 2008 of $1.293 billion was $153 million higher than first quarter 2007 as improved price realization and higher sales volume were partially offset by higher costs and the unfavorable impact of currency.  Sales volume includes the impact of a negative mix of product.

Manufacturing costs rose $171 million or about 2 percent compared with first quarter 2007.  The increase was primarily due to inflation on material, labor and overhead costs.  However, we continue to experience supply chain and capacity related challenges in our manufacturing operations.

Selling, General and Administrative (SG&A) and Research and Development (R&D) costs were up $55 million to support order fulfillment/velocity initiatives, significant new product programs and growth.

Currency had a $54 million unfavorable impact on operating profit as the benefit to sales was more than offset by the negative impact on costs. The unfavorable  impact was $33 million on gross margin, $18 million on SG&A and $3 million on R&D.

Operating Profit by Principal Line of Business
(Millions of dollars)	First Quarter 2007	First Quarter 2008	$ Change	% Change
Machinery[1]	$717	$626	$(91)	(13%	)
Engines[1]	347	554	207	60%
Financial Products	167	195	28	17%
Consolidating Adjustments	(91)	(82)	9
Consolidated Operating Profit	$1,140	$1,293	$153	13%

[1]	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $626 million was down $91 million, or 13 percent, from first quarter 2007.  The positive impact of improved price realization and higher sales volume was more than offset by higher costs.  Sales volume includes the impact of a negative mix of product.

▪
Engines operating profit of $554 million was up $207 million, or 60 percent, from first quarter 2007.  The favorable impacts of improved price realization and higher sales volume were partially offset by higher costs.

▪
Financial Products operating profit of $195 million was up $28 million, or 17 percent, from first quarter 2007. The increase was primarily attributable to a $29 million impact from higher average earning assets and a $13 million impact from improved net yield on average earning assets, partially offset by a $19 million increase in the provision for credit losses at Cat Financial.

Other Profit/Loss Items

▪
Other income/expense was income of $112 million compared with income of $111 million in first quarter 2007.  First quarter 2008 other income/expense included a $60 million gain on the sale of our equity investment in ASV and several favorable miscellaneous items.  These were offset by the absence of a $46 million gain on the sale of a cost-basis investment in first quarter 2007 and the unfavorable impacts of currency.

▪
The provision for income taxes in the first quarter reflects an estimated annual tax rate of 31.5 percent for 2008 compared to 32 percent for the first quarter 2007 and 30 percent for the full-year 2007. The increase over 2007 is attributable to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

GLOSSARY OF TERMS

1.
Caterpillar Production System (CPS) – The Caterpillar Production System is the common Order-to-Delivery process being implemented enterprise-wide to achieve our safety, quality, velocity, earnings and growth goals for 2010 and beyond.

2.	Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.
3.
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

4.	EAME – Geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

5.	Earning Assets – Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.
6.
Engines – A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications and related parts.  Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machinery and engine components and remanufacturing services for other companies.  Reciprocating engines meet power needs ranging from 5 to 21,500 horsepower (4 to more than 16 000 kilowatts).  Turbines range from 1,600 to 30,000 horsepower (1 200 to 22 000 kilowatts).

7.
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

8.
Gross Margin – Sales of machinery and engines minus cost of goods sold. This quarter we changed the layout of our quarter over quarter analysis in order to improve the linkage to the financial statements.  The new layout should make it easier to isolate the change in Machinery and Engines gross margin as shown on the Results of Operations statement.

9.
Integrated Service Businesses – A service business or a business containing an important service component.  These businesses include, but are not limited to, aftermarket parts, Cat Financial, Cat Insurance, Cat Logistics, Cat Reman, Progress Rail, OEM Solutions and Solar Turbine Customer Services.

10.	Latin America – Geographic region including Central and South American countries and Mexico.
11.
Machinery – A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders and related parts. Also includes logistics services for other companies and the design, manufacture, remanufacture, maintenance and services of rail-related products.

12.
Machinery and Engines (M&E) – Due to the highly integrated nature of operations, it represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

13.
Manufacturing Costs – Represent the volume-adjusted change for manufacturing costs.  Manufacturing costs are defined as material costs and labor and overhead costs related to the production process.  Excludes the impact of currency.

14.	Machinery and Engines Other Operating Expenses – Comprised primarily of gains (losses) on disposal of long-lived assets and long-lived asset impairment charges.
15.
Price Realization – The impact of net price changes excluding currency and new product introductions.  Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

16.
Sales Volume – With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for machinery and engines as well as the incremental revenue impact of new product introductions.  With respect to operating profit, sales volume represents the impact of changes in the quantities sold for machinery and engines combined with product mix—the net operating profit impact of changes in the relative weighting of machinery and engines sales with respect to total sales.

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

Liquidity & Capital Resources

Sources of funds

We generate our capital resources primarily through operations. For the first quarter 2008, consolidated operating cash flow was  $706 million.  For the first quarter of 2007, consolidated operating cash flow was  $1.35 billion.  The significant decrease of $643 million is primarily the result of the timing of receivable collections of North American sales, partially offset by an increase in accounts payable.  We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 47.

Total debt as of March 31, 2008, was $29.8 billion, an increase of $1.4 billion from year-end 2007. Debt related to Machinery and Engines of $4.14 billion increased $138 million.  Debt related to Financial Products of $25.66 billion increased $1.24 billion from December 31, 2007 due to growth in Cat Financial’s portfolio.  We have three global credit facilities with a syndicate of banks totaling $6.55 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs.  Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial at March 31, 2008 was $5.55 billion.  The five-year facility of $1.62 billion, which expires in September 2012, has not changed from December 2007.  The five-year facility of $2.98 billion expires in September 2011.  A 364-day facility of $1.95 billion expires in September 2008.  At March 31, 2008, there were no borrowings under these lines.  Our total credit commitments as of March 31, 2008 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products
Credit lines available:
Global credit facility	$6,550	$1,000	$5,550
Other external	3,314	1,070	2,244
Total credit lines available	9,864	2,070	7,794
Less: Global credit facility supporting commercial paper	(5,305)	(200)	(5,105)
Less: Utilized credit	(1,426)	(129)	(1,297)
Available credit	$3,133	$1,741	$1,392

Machinery and Engines

Net cash provided by operating activities was $408 million compared to $224 million for the same period a year ago. The favorable change is due to higher profit and lower working capital needs.  Increases in inventory impacted operating cash flow for both periods as we continue to experience supply chain and capacity related challenges in our manufacturing operations.  We continue to focus on improving the flow of quality product with the implementation of the Caterpillar Production System.

Capital expenditures, excluding equipment leased to others, during the period ended March 31, 2008 were $340 million, an increase of $91 million from the same period a year ago.  The expenditures were primarily used to replace and upgrade existing production assets, facilitate additional expansion of manufacturing capacity and support new product programs.

Pursuant to the stock repurchase program authorized by the Board of Directors in February 2007, $692 million was spent to purchase 10.3 million shares during the first quarter of 2008.  Dividends paid totaled $223 million for the first quarter of 2008, representing a quarterly dividend rate of 36 cents per share.

A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt-to-capital ratio.  Debt-to-Capital is defined as short-term borrowings, long-term debt due within one year, and long-term debt due after one year (debt) divided by the sum of debt and stockholders’ equity.  Debt also includes borrowings from Financial Products.  At March 31, 2008, Machinery and Engines debt-to-capital was 31.2 percent, the same as December 31, 2007.

Financial Products

Operating cash flow was $328 million in the first quarter 2008, compared with $244 million for the same period a year ago. Net cash used for investing activities was $915 million for the first quarter of 2008, compared to a source of cash of $374 million for the same period in 2007. This change is primarily a result of greater cash requirements due to increased portfolio growth.  Net cash provided by financing activities was $636 million for the first quarter of 2008, compared to a use of cash of $561 million for the first quarter of 2007, primarily due to increased funding requirements related to the increased portfolio growth.

Recent global credit market conditions have not had a significant impact on Cat Financial’s access to liquidity but have resulted in market-wide increased credit spreads on new term debt issuance.  Our recent term debt issuance has met with strong investor demand, and our commercial paper market access has remained favorable overall, with consistent demand and attractive pricing for our issuance in the United States. Internationally, Cat Financial commercial paper demand and overall pricing levels have been acceptable.

Financial Products total borrowings were $25.66 billion at March 31, 2008, an increase of $1.24 billion from December 31, 2007 due to growth in Cat Financial’s portfolio.  Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio.  At the end of the first quarter, past dues were 2.81 percent compared with 2.36 percent at the end of 2007 and 2.06 percent at the end of first quarter 2007.  Most of the increase continues to be related to the downturn in the U.S. housing industry.  We expect there will be continued upward pressure on U.S. past dues throughout 2008.  However, our international market portfolio continues to perform well.

Write-offs net of recoveries were $20 million in the first quarter, compared with $15 million in 2007.  This increase has been driven by the downturn in the U.S. housing industry and 17 percent growth in Cat Financial's average retail finance receivable portfolio.  We expect that write-offs through the remainder of 2008 will be higher than 2007 but near historical averages.

At the end of the first quarter 2008, Cat Financial's allowance for credit losses totaled $374 million, an increase of $51 million from the first quarter of 2007.  The increase is mostly attributable to growth in the retail finance receivable portfolio and increasing the allowance from 1.39 percent to 1.41 percent in the first quarter.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, warranty liability, stock-based compensation, reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. These assumptions are reviewed at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

Residual values for leased assets — The residual values for Cat Financial’s leased assets, which are based upon the estimated wholesale market value of leased equipment at the time of the expiration of the lease, represent a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third party residual guarantees and contractual customer purchase options.  During the term of the leases, residual amounts are monitored.  If estimated market values reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings.  For equipment on operating leases, the charge is recognized through depreciation expense.  For finance leases, it is recognized through a reduction of finance revenue.

Fair market values for goodwill impairment tests — We test goodwill for impairment annually and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit.

Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted five year forecasted cash flow with a year-five residual value based upon a comparative market Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple.  The assumptions about future cash flows are based on the reporting unit’s long-term forecast and are subject to review and approval of our senior management. The market EBITDA multiple is based on recent market transactions in the reporting unit’s industry.  The estimated fair value could be impacted by changes in interest rates, growth rates, costs, pricing, capital expenditures and market conditions.

Warranty liability — At the time a sale is recognized, we record estimated future warranty costs.  The warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.  Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates.

Stock-based compensation — We use a lattice-based option-pricing model to calculate the fair value of our stock option and SARs.  The calculation of the fair value of the awards using the lattice-based option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

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

•
The weighted-average dividend yield is based on Caterpillar's historical dividend yields.  As holders of stock-based awards do not receive dividend payments, this could result in employees retaining the award for a longer period of time if dividend yields decrease or exercising the award sooner if dividend yields increase.  A decrease in the dividend yield would result in an increase in our expense.

•
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at time of grant.  As the risk-free interest rate increases, the expected term increases, resulting in an increase in our expense.

The fair value of our RSUs is determined by reducing the stock price on the date of grant by the present value of the estimated dividends to be paid during the vesting period. The estimated dividends are based on Caterpillar’s weighted-average dividend yields. A decrease in the dividend yield would result in an increase in our expense.

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

Product liability and insurance loss reserve — Determined based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels.

Postretirement benefits — Primary actuarial assumptions were determined as follows:

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

•
The assumed discount rate is used to discount future benefit obligations back to today's dollars. The U.S. discount rate is based on the Moody's Aa bond yield as of our measurement date, and represents the rate at which our benefit obligations could effectively be settled. To validate the discount rate, a detailed analysis of the individual plans' expected cash flows is made annually. This involves analyzing Caterpillar's projected cash flows against a high quality bond yield curve, calculated using a wide population of corporate Aa bonds. The modeled discount rate that results from matching the aggregate expected future cash flow from the Caterpillar benefit plans to the yield curve of high quality corporate bonds is consistent with the annualized Moody's Aa rate. A comprehensive process is also used to determine the assumed discount rate for our non-U.S. plans. This rate is sensitive to changes in interest rates. A decrease in the discount rate would increase our obligation and expense.

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

Post-sale discount reserve — We provide discounts to dealers and OEMs through merchandising programs that are administered by our marketing groups.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  OEM programs provide discounts designed to encourage the use of our engines. The cost of discounts is estimated based on historical experience and planned changes in merchandising programs and is reported as a reduction to sales when the product sale is recognized.  The amount of accrued post-sale discounts was $728 million and $669 million as of March 31, 2008 and December 31, 2007, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

Credit loss reserve — Management's ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable losses we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss. Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports, and published credit ratings as well as general information regarding industry trends and the general economic environment.

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

Income tax reserve — Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in financial statements in accordance with FIN 48.  FIN 48 requires that tax benefits recognized in the financial statements must be at least more likely than not of being sustained based on technical merits.  The amount of benefit recorded for these positions is measured as the largest benefit more likely than not to be sustained.   Significant judgment is required in making these determinations.  As the examination process progresses with tax authorities, adjustments to tax reserves may be necessary to reflect taxes payable upon settlement.  Tax reserve adjustments related to positions impacting the effective tax rate affect the provision for income taxes.  Tax reserve adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

EMPLOYMENT

Caterpillar's worldwide employment was 102,623 in first quarter 2008, up 7,289 from 95,334 in first quarter 2007. Of the increase, approximately 3,000 were the result of acquisitions. The remaining increase of approximately 4,300 employees primarily supported increased volumes, growth and new product introductions.

OTHER MATTERS

Environmental, Legal and Tax Matters

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

Retirement Benefits

We recognized pension expense of $47 million for the three months ended March 31, 2008, as compared to $76 million for the three months ended March 31, 2007.  The decrease in expense was primarily the result of lower amortization of net actuarial losses due to higher discount rates and better than expected asset returns.  SFAS 87, "Employers' Accounting for Pensions," as amended by SFAS 158, requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation.  This increase is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial loss.  SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  At the end of 2007, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $2.72 billion. The majority of the actuarial losses are due to several years of declining discount rates, partially offset by asset gains in recent years.

Other postretirement benefit expense was $72 million for the three months ended March 31, 2008, as compared to $75 million for the three months ended March 31, 2007.  The decrease in expense is primarily the result of lower amortization of actuarial losses due to higher discount rates.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $759 million at the end of 2007. These losses mainly reflect several years of declining discount rates and increases in expected health care inflation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end.  We adopted the balance sheet recognition provisions at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the “one measurement” approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied are allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year.  Previously, we used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for our non-U.S. plans.  The adoption of SFAS 158 year-end measurement date provisions increased January 1, 2008 assets by $8 million, increased liabilities by $24 million and reduced stockholders’ equity by $16 million.  The adoption of this Statement did not impact our results of operations.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2007, the average remaining service period of active employees was 9 years for our U.S. pension plans, 12 years for our non-U.S. pension plans and 7 years for other postretirement benefit plans.  We expect our amortization of net actuarial losses to decrease approximately $120 million in 2008 as compared to 2007, primarily due to favorable asset returns and increased discount rates.

We made $113 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2008 and we currently anticipate additional contributions of approximately $300 million during the remainder of the year. Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2008, we will continue to evaluate additional contributions to both pension and other postretirement benefit plans.  We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

SUPPLEMENTAL CONSOLIDATING DATA

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Engines – The Machinery and Engines data contained in the schedules on pages 41 to 46 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.  Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 41 to 46 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2008 (Unaudited) (Millions of dollars)
			Supplemental Consolidating Data
		Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments
Sales and revenues:
	Sales of Machinery and Engines	$10,979	$10,979	$—	$—
	Revenues of Financial Products	817	—	912	(95)	[2]
	Total sales and revenues	11,796	10,979	912	(95)

Operating costs:
	Cost of goods sold	8,609	8,609	—	—
	Selling, general and administrative expenses	959	832	134	(7)	[3]
	Research and development expenses	369	369	—	—
	Interest expense of Financial Products	284	—	286	(2)	[4]
	Other operating expenses	282	(11)	297	(4)	[3]
	Total operating costs	10,503	9,799	717	(13)

Operating profit		1,293	1,180	195	(82)

	Interest expense excluding Financial Products	74	74	—	—
	Other income (expense)	112	16	14	82	[5]

Consolidated profit before taxes		1,331	1,122	209	—

	Provision for income taxes	420	350	70	—
	Profit of consolidated companies	911	772	139	—

	Equity in profit (loss) of unconsolidated affiliated companies	11	11	—	—
	Equity in profit of Financial Products' subsidiaries	—	139	—	(139)	[6]

Profit		$922	$922	$139	$(139)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2007 (Unaudited) (Millions of dollars)
			Supplemental Consolidating Data
		Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments
Sales and revenues:
	Sales of Machinery and Engines	$9,321	$9,321	$—	$—
	Revenues of Financial Products	695	—	799	(104)	[2]
	Total sales and revenues	10,016	9,321	799	(104)

Operating costs:
	Cost of goods sold	7,136	7,136	—	—
	Selling, general and administrative expenses	890	785	110	(5)	[3]
	Research and development expenses	340	340	—	—
	Interest expense of Financial Products	271	—	272	(1)	[4]
	Other operating expenses	239	(4)	250	(7)	[3]
	Total operating costs	8,876	8,257	632	(13)

Operating profit		1,140	1,064	167	(91)

	Interest expense excluding Financial Products	79	80	—	(1)	[4]
	Other income (expense)	111	—	21	90	[5]

Consolidated profit before taxes		1,172	984	188	—

	Provision for income taxes	375	313	62	—
	Profit of consolidated companies	797	671	126	—

	Equity in profit (loss) of unconsolidated affiliated companies	19	18	1	—
	Equity in profit of Financial Products' subsidiaries	—	127	—	(127)	[6]

Profit		$816	$816	$127	$(127)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At March 31, 2008 (Unaudited) (Millions of dollars)
			Supplemental Consolidating Data
		Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments
Assets
	Current assets:
	Cash and short-term investments	$777	$464	$313	$—
	Receivables – trade and other	9,021	4,841	595	3,585	[2,3]
	Receivables – finance	7,810	—	11,569	(3,759)	[3]
	Deferred and refundable income taxes	671	591	80	—
	Prepaid expenses and other current assets	546	518	48	(20)	[4]
	Inventories	8,082	8,082	—	—
	Total current assets	26,907	14,496	12,605	(194)

	Property, plant and equipment – net	10,050	6,846	3,204	—
	Long-term receivables – trade and other	565	86	32	447	[2,3]
	Long-term receivables – finance	14,134	—	14,611	(477)	[3]
	Investments in unconsolidated affiliated companies	563	591	—	(28)	[5]
	Investments in Financial Products subsidiaries	—	4,109	—	(4,109)	[6]
	Noncurrent deferred and refundable income taxes	1,582	1,802	62	(282)	[7]
	Intangible assets	454	450	4	—
	Goodwill	1,963	1,963	—	—
	Other assets	1,986	310	1,676	—
Total assets		$58,204	$30,653	$32,194	$(4,643)

Liabilities
	Current liabilities:
	Short-term borrowings	$6,652	$331	$6,409	$(88)	[8]
	Accounts payable	5,156	4,860	382	(86)	[9]
	Accrued expenses	3,378	2,023	1,375	(20)	[10]
	Accrued wages, salaries and employee benefits	799	787	12	—
	Customer advances	1,651	1,651	—	—
	Other current liabilities	1,181	1,068	129	(16)	[7]
	Long-term debt due within one year	5,499	173	5,326	—
	Total current liabilities	24,316	10,893	13,633	(210)
	Long-term debt due after one year	17,654	3,670	14,014	(30)	[8]
	Liability for postemployment benefits	4,954	4,954	—	—
	Other liabilities	2,062	1,918	438	(294)	[5,7]
Total liabilities		48,986	21,435	28,085	(534)
Commitments and Contingencies
Stockholders' equity
	Common stock	2,754	2,754	860	(860)	[6]
	Treasury stock	(10,115)	(10,115)	—	—
	Profit employed in the business	18,289	18,289	2,705	(2,705)	[6]
	Accumulated other comprehensive income (loss)	(1,710)	(1,710)	544	(544)	[6]
Total stockholders' equity		9,218	9,218	4,109	(4,109)
Total liabilities and stockholders' equity		$58,204	$30,653	$32,194	$(4,643)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of receivables between Machinery and Engines and Financial Products.
[3]	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]	Elimination of Machinery and Engines’ investment in Financial Products subsidiary.
[6]	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
[7]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[8]	Elimination of debt between Machinery and Engines and Financial Products.
[9]	Elimination of payables between Machinery and Engines and Financial Products.
[10]	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$1,122	$862	$260	$—
Receivables – trade and other	8,249	4,715	525	3,009	[2,3]
Receivables – finance	7,503	—	10,961	(3,458)	[3]
Deferred and refundable income taxes	816	746	70	—
Prepaid expenses and other current assets	583	565	39	(21)	[4]
Inventories	7,204	7,204	—	—
Total current assets	25,477	14,092	11,855	(470)
Property, plant and equipment – net	9,997	6,782	3,215	—
Long-term receivables – trade and other	685	90	30	565	[2,3]
Long-term receivables – finance	13,462	—	14,057	(595)	[3]
Investments in unconsolidated affiliated companies	598	610	12	(24)	[5]
Investments in Financial Products subsidiaries	—	3,948	—	(3,948)	[6]
Noncurrent deferred and refundable income taxes	1,553	1,803	68	(318)	[7]
Intangible assets	475	471	4	—
Goodwill	1,963	1,963	—	—
Other assets	1,922	293	1,629	—
Total assets	$56,132	$30,052	$30,870	$(4,790)
Liabilities
Current liabilities:
Short-term borrowings	$5,468	$187	$5,556	$(275)	[8]
Accounts payable	4,723	4,518	373	(168)	[9]
Accrued expenses	3,178	1,932	1,273	(27)	[10]
Accrued wages, salaries and employee benefits	1,126	1,108	18	—
Customer advances	1,442	1,442	—	—
Dividends payable	225	225	—	—
Other current liabilities	951	867	105	(21)	[7]
Long-term debt due within one year	5,132	180	4,952	—
Total current liabilities	22,245	10,459	12,277	(491)
Long-term debt due after one year	17,829	3,669	14,190	(30)	[8]
Liability for postemployment benefits	5,059	5,058	1	—
Other liabilities	2,116	1,983	454	(321)	[5,7]
Total liabilities	47,249	21,169	26,922	(842)
Commitments and contingencies
Stockholders' equity
Common stock	2,744	2,744	860	(860)	[6]
Treasury stock	(9,451)	(9,451)	—	—
Profit employed in the business	17,398	17,398	2,566	(2,566)	[6]
Accumulated other comprehensive income (loss)	(1,808)	(1,808)	522	(522)	[6]
Total stockholders' equity	8,883	8,883	3,948	(3,948)
Total liabilities and stockholders' equity	$56,132	$30,052	$30,870	$(4,790)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of receivables between Machinery and Engines and Financial Products.
[3]	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]	Elimination of Machinery and Engines’ investment in Financial Products subsidiary.
[6]	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
[7]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[8]	Elimination of debt between Machinery and Engines and Financial Products.
[9]	Elimination of payables between Machinery and Engines and Financial Products.
[10]	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For The Three Months Ended March 31, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$922	$922	$139	$(139)	[2]
Adjustments for non-cash items:
Depreciation and amortization	472	283	189	—
Undistributed profit of Financial Products	—	(139)	—	139	[3]
Other	128	100	(70)	98	[4]
Changes in assets and liabilities:
Receivables - trade and other	(455)	(289)	44	(210)	[4,5]
Inventories	(864)	(864)	—	—
Accounts payable and accrued expenses	463	342	34	87	[4]
Customer advances	165	165	—	—
Other assets – net	78	128	(13)	(37)	[4]
Other liabilities – net	(203)	(240)	5	32	[4]
Net cash provided by (used for) operating activities	706	408	328	(30)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(343)	(340)	(3)	—
Expenditures for equipment leased to others	(302)	—	(303)	1	[4]
Proceeds from disposals of property, plant and equipment	122	9	113	—
Additions to finance receivables	(3,062)	—	(8,846)	5,784	[5]
Collections of finance receivables	2,301	—	7,664	(5,363)	[5]
Proceeds from sales of finance receivables	46	—	442	(396)	[5]
Net intercompany borrowings	—	190	2	(192)	[6]
Investments and acquisitions (net of cash acquired)	(19)	(23)	—	4	[7]
Proceeds from sale of available-for-sale securities	104	7	97	—
Investments in available-for-sale securities	(160)	(5)	(155)	—
Other – net	192	118	74	—
Net cash provided by (used for) investing activities	(1,121)	(44)	(915)	(162)
Cash flow from financing activities:
Dividends paid	(223)	(223)	—	—
Common stock issued, including treasury shares reissued	27	27	—	—
Payment for stock repurchase derivative contracts	(38)	(38)	—	—
Treasury shares purchased	(692)	(692)	—	—
Excess tax benefit from stock-based compensation	13	13	—	—
Net intercompany borrowings	—	(2)	(190)	192	[6]
Proceeds from debt issued (original maturities greater than three months)	3,920	62	3,858	—
Payments on debt (original maturities greater than three months)	(3,520)	(98)	(3,422)	—
Short-term borrowings – net (original maturities three months or less)	554	164	390	—
Net cash provided by (used for) financing activities	41	(787)	636	192
Effect of exchange rate changes on cash	29	25	4	—
Increase (decrease) in cash and short-term investments	(345)	(398)	53	—
Cash and short-term investments at beginning of period	1,122	862	260	—
Cash and short-term investments at end of period	$777	$464	$313	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products profit after tax due to equity method of accounting.
[3]	Non-cash adjustment for the undistributed earnings from Financial Products.
[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]	Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7]	Change in investment and common stock related to Financial Products.

Caterpillar Inc. Supplemental Data for Cash Flow For The Three Months Ended March 31, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines (1)	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit	$816	$816	$127	$(127)	[2]
Adjustments for non-cash items:
Depreciation and amortization	412	248	164	—
Undistributed profit of Financial Products	—	(127)	—	127	[3]
Other	1	(25)	(57)	83	[4]
Changes in assets and liabilities:
Receivables - trade and other	739	(49)	45	743	[4,5]
Inventories	(734)	(734)	—	—
Accounts payable and accrued expenses	(141)	(168)	(28)	55	[4]
Customer advances	165	165	—	—
Other assets – net	(71)	(64)	4	(11)	[4]
Other liabilities – net	162	162	(11)	11	[4]
Net cash provided by (used for) operating activities	1,349	224	244	881
Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(252)	(249)	(3)	—
Expenditures for equipment leased to others	(252)	—	(255)	3	[4]
Proceeds from disposals of property, plant and equipment	106	13	93	—
Additions to finance receivables	(2,553)	—	(7,910)	5,357	[5]
Collections of finance receivables	2,359	—	8,281	(5,922)	[5]
Proceeds from sales of finance receivables	40	—	359	(319)	[5]
Net intercompany borrowings	—	33	(222)	189	[6]
Investments and acquisitions (net of cash acquired)	(153)	(153)	—	—
Proceeds from sale of available-for-sale securities	62	3	59	—
Investments in available-for-sale securities	(124)	(4)	(120)	—
Other – net	140	50	92	(2)	[7]
Net cash provided by (used for) investing activities	(627)	(307)	374	(694)
Cash flow from financing activities:
Dividends paid	(193)	(193)	—	—
Common stock issued, including treasury shares reissued	73	73	(2)	2	[7]
Treasury shares purchased	(511)	(511)	—	—
Excess tax benefit from stock-based compensation	26	26	—	—
Net intercompany borrowings	—	222	(33)	(189)	[6]
Proceeds from debt issued (original maturities greater than three months)	1,875	26	1,849	—
Payments on debt (original maturities greater than three months)	(3,028)	(28)	(3,000)	—
Short-term borrowings – net (original maturities three months or less)	1,107	482	625	—
Net cash provided by (used for) financing activities	(651)	97	(561)	(187)
Effect of exchange rate changes on cash	6	4	2	—
Increase (decrease) in cash and short-term investments	77	18	59	—
Cash and short-term investments at beginning of period	530	319	211	—
Cash and short-term investments at end of period	$607	$337	$270	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products profit after tax due to equity method of accounting.
[3]	Non-cash adjustment for the undistributed earnings from Financial Products.
[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]	Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7]	Change in investment and common stock related to Financial Products.

2008 Outlook

We are expecting worldwide economic growth to average less than 3 percent in 2008, the slowest growth rate since 2003.  The U.S. economy accounts for much of the slowdown with developing economies continuing strong growth, but at a slower rate than 2007.

▪
Most developed countries will likely lower interest rates, while many developing economies are likely to tighten economic policies to slow growth and reduce inflation.  However, developing countries currently have very expansive policies in place.

▪	The West Texas Intermediate oil price should average more than $100 per barrel, and that should continue to encourage increased drilling activity and pipeline construction.

▪
Spot thermal coal prices should average more than 70 percent higher than last year, and annual contract prices should more than double.  The first annual contract for coking coal tripled prices, effective April 1, 2008.  Demand remains strong, and supply and transport difficulties are expected to continue.

▪	Base metals inventories are extremely low, and demand in the developing economies remains strong. We expect most metals prices to remain very attractive for new investment this year.

North American economies should grow a little over 0.5 percent in 2008 with Canada continuing to outperform the United States.

▪
The deluge of unfavorable economic news in the first quarter indicates that a U.S. recession is likely.  We expect the U.S. economy will grow about 0.5 percent in 2008.  Our dealer-reported deliveries, which have been a reliable leading indicator of the economy’s health, continue to decline.

▪
Elevated interest rate spreads, a yield curve that is still too flat for economic recovery and extremely slow growth in the monetary base indicate that the Fed needs to cut interest rates further.  Our outlook assumes a 1.5 percent Fed Funds rate by year-end.

▪	We forecast housing starts will average one million units this year, the lowest since 1945.

▪	Nonresidential construction orders are expected to decline. Unfavorable factors include rising vacancy rates and declining property prices.

▪	Declines in construction should drive a reduction in quarry and aggregate production.

Economic growth should average about 4 percent outside North America, about half a percentage point lower than last year.

▪
Economic growth could slow to about 2 percent in Europe.  As a result, we project the European Central Bank will cut its interest rate from 4 to 3.75 percent, and the Bank of England will likely take one more reduction, dropping its rate to 4.75 percent.

▪
Housing permits have declined in Europe, and home prices are decreasing in several countries.  Housing construction should decline this year, but nonresidential building and infrastructure construction should increase.  Positives include high capacity utilization, readily available credit and increased government spending.

▪
Growth in Africa/Middle East should be about 6 percent, slightly higher than last year.  We expect the CIS economy will increase about 7 percent, slower than in the past two years.  Russian inflation is above target, which should lead to some tightening in economic policies.  High commodity prices should continue to benefit mining, energy development and construction in both Africa/Middle East and CIS.

▪
Latin American economies should grow about 5 percent, a half percentage point lower than last year.  Inflation has increased in several countries, which should prompt further interest rate increases.  However, we expect that both construction and mining will do well.

▪	We expect 7.5 percent economic growth in Asia/Pacific, more than a half percentage slower than last year. Growth should slow in most countries but not enough to disrupt construction.

▪
Asia/Pacific is the world’s largest consumer of most mined commodities as well as the world’s largest producer.  The high rate of economic growth in the region should keep commodity demand high, benefiting mine production and development.

Sales & Revenues Outlook

We are maintaining our forecast of 5 to 10 percent growth in sales and revenues, which would make 2008 another record year.  However, the geographic make up of the outlook has changed.  North America is expected to be weaker, with sales and revenues in a range of down 2 percent to up 2 percent for the year as compared with our original outlook, which expected sales to be flat to up 5 percent from 2007.  Sales and revenues in all regions outside of North America are expected to be higher than the previous outlook.

We expect that North America will be the weakest region for growth this year with sales and revenues down 2 percent to up 2 percent.  The overall economy and construction activity will likely be weaker than we had previously expected. We expect that dealer sales of new machines will decline substantially in 2008.  The factors that are helping offset the impact of very difficult economic conditions in the United States are:

▪
In 2007, dealers reduced their machine inventories by about $1.1 billion, resulting in company sales to North American dealers lower than dealer sales to end customers.  While we expect dealer sales to end users to decline again in 2008, company sales will benefit as a result of substantially lower forecasted changes to dealer inventories than we experienced in 2007.

▪	Sales related to energy and metals mining remain strong and are expected to improve again in 2008.

▪	While sales to U.S. coal mines were depressed in 2007, rising coal prices and increasing exports are driving improvements in 2008.

▪	While the industry for on-highway truck engines is still very weak as a result of very slow growth in the U.S. economy, we expect our sales to improve from the depressed levels of 2007.

Sales are expected to increase in the range of 10 to 15 percent outside North America.  Strong rest of world sales are being driven by solid economic growth in most regions, continued investment in infrastructure throughout much of the world and commodity prices for metals, minerals and energy at levels that encourage our customers to invest.

Profit Outlook

We are maintaining the outlook for profit per share—up 5 to 15 percent from 2007—our fifth consecutive year of record profit per share.  While the profit per share outlook has not changed, some elements of the forecast have.  While price realization expectations have improved, we expect the benefit to be about offset by increased pressure on material costs and the impact of currency on profit.

Safe Harbor

Certain statements in this Form 10-Q relate to future events and expectations and as such constitute forward-looking statements involving known and unknown factors that may cause actual results of Caterpillar Inc. to be different from those expressed or implied in the forward-looking statements. In this context, words such as "will", "expect", “anticipate” or other similar words and phrases often identify forward-looking statements made on behalf of Caterpillar.  It is important to note that actual results of the company may differ materially from those described or implied in such forward-looking statements based on a number of factors and uncertainties, including, but not limited to, changes in economic conditions; currency exchange or interest rates; political stability; market acceptance of the company's products and services; significant changes in the competitive environment; epidemic diseases; changes in law, regulations and tax rates; and other general economic, business and financing conditions and factors described in more detail (in Item 1A – Risk Factors in Part II of this Form 10-Q). This filing is available on our website at www.cat.com/secfilings.  We do not undertake to update our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is incorporated by reference from Note 4 – “Derivative Instruments and Hedging Activities” included in Part I, Item 1 and Management’s Discussion and Analysis included in Part I, Item 2 of this Form 10-Q.

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

Changes in internal control over financial reporting

During the first quarter 2008, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors

We are updating the risk factors previously included in our Form 10-K for the fiscal year ended December 31, 2007 (filed with the Securities and Exchange Commission on February 22, 2008) to remove the reference to tornado damage at our manufacturing facility in Oxford, Mississippi.  We have since determined that the disruption did not have a material impact on the company's 1st quarter 2008 results and will not likely have any such impact in future results of the company.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with the “Management’s Discussion and Analysis” of this Form 10-Q.  In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.  The discussion and analysis in this Form 10-Q is forward-looking and involves uncertainties that could significantly impact results.  From time to time, we also provide forward-looking statements in other materials we issue to the public or in the form of oral presentation to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You can identify these statements by the fact they do not relate to historical or current facts and by the use of words such as "believe," "expect," "estimate," "anticipate," "will be," "should," “plan,” “project,” “intend,” “could,” and similar words or expressions that identify forward-looking statements made on behalf of Caterpillar.

In particular, these forward-looking statements include statements relating to future actions, prospective products, products’ approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies and financial results. The statements are based on assumptions or on known or unknown risks and uncertainties. Although we believe we have been prudent in our assumptions, we cannot guarantee the realization of these statements. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and those anticipated, estimated or projected. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

The company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any further related disclosures we make in our Form 10-Q or any Form 8-K reports to the SEC.

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

We rely on suppliers to secure component products, particularly steel, required for the manufacture of our products. A disruption in deliveries from our suppliers or decreased availability of such components or commodities could have an adverse affect on our ability to meet our commitments to customers or increase our operating costs. We believe our source of supply of raw materials will be generally sufficient for our need in the foreseeable future. However, our results of operations or financial condition could be negatively impacted should the supply turn out to be insufficient for our operations.

Currency Fluctuations

The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues, are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar vis-à-vis other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have a significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

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

As required by U.S. generally accepted accounting principles, we establish reserves based on our assessment of such contingencies.  Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve, requiring us to make additional materials payments, which could result in an adverse effect on our results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (dollars in billions)
January 1-31, 2008	7,386,000	$66.67	7,386,000	$5.140	[1]
February 1-29, 2008	2,874,000	$69.57	2,874,000	$4.940	[1]
March 1-31, 2008	26	$75.75	—	$4.940	[1]
Total	10,260,026	$67.48	10,260,000

[1]
In February 2007, the Board of Directors authorized a $7.50 billion stock repurchase program over the next five years, expiring on December 31, 2011. Through March 31, 2008 all share repurchases were open market purchases. In August 2007, the Board of Directors authorized the use of derivative contracts for stock repurchases in addition to open market purchases.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1-31, 2008	5,711	$71.62	NA	NA
February 1-29, 2008	5,102	$71.46	NA	NA
March 1-31, 2008	10,569	$72.97	NA	NA
Total	21,382	$72.25

[1]		Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our foreign employees.  As of March 31, 2008, those plans had approximately 11,600 participants in the aggregate.  During the first quarter of 2008, approximately 144,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through third amendment (incorporated by reference from Exhibit 10.1 to the 2007 Form 10-K).
10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through third amendment (incorporated by reference from Exhibit 10.2 to the 2007 Form 10-K).
10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003 (incorporated by reference from Exhibit 10.3 to the 2004 Form 10-K).
10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to the 2002 Form 10-K).
10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the 2002 Form 10-K).
10.6	Directors' Deferred Compensation Plan, as amended and restated through January 1, 2005 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).
10.7	Directors' Charitable Award Program (incorporated by reference from Exhibit 10(h) to the 1993 Form 10-K).
10.8	Deferred Employees' Investment Plan, as amended and restated through February 16, 2005 (incorporated by reference as Exhibit 10.8 to the 2005 Form 10-K).
10.9
Five-Year Credit Agreement dated September 21, 2006 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c. and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc, ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 26, 2006).

10.10
Japan Local Currency Addendum to the Five-Year Credit Agreement dated September 21, 2006 among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 26, 2006).

10.11
Local Currency Addendum to the Five-Year Credit Agreement dated September 21, 2006 among Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c., the Local Currency Banks named therein, Citibank, N.A.  and Citibank International plc (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 26, 2006).

10.12
Five-Year Credit Agreement dated September 20, 2007 among Caterpillar Inc., Caterpillar Financial Services Corporation and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 25, 2007).

10.13
Japan Local Currency Addendum to the Five-Year Credit Agreement dated September 20, 2007 among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 25, 2007).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2008).
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
May 1, 2008	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

May 1, 2008	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

May 1, 2008	/s/ Bradley M. Halverson	Controller
(Bradley M. Halverson)

May 1, 2008	/s/ James B. Buda	Secretary
(James B. Buda)

May 1, 2008	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)