Form 10-Q
period 2008-06-30
CATERPILLAR INC
filed 2008-08-01
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Registrant's telephone number, including area code: (309) 675-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

At June 30, 2008, 608,716,182 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	June 30,
	2008	2007
Sales and revenues:
Sales of Machinery and Engines	$12,797	$10,613
Revenues of Financial Products	827	743
Total sales and revenues	13,624	11,356

Operating costs:
Cost of goods sold	10,036	8,300
Selling, general and administrative expenses	1,074	968
Research and development expenses	415	350
Interest expense of Financial Products	279	279
Other operating expenses	295	246
Total operating costs	12,099	10,143

Operating profit	1,525	1,213

Interest expense excluding Financial Products	70	80
Other income (expense)	75	70

Consolidated profit before taxes	1,530	1,203

Provision for income taxes	434	385
Profit of consolidated companies	1,096	818

Equity in profit (loss) of unconsolidated affiliated companies	10	5

Profit	$1,106	$823

Profit per common share	$1.80	$1.28

Profit per common share – diluted [1]	$1.74	$1.24

Weighted average common shares outstanding (millions)
- Basic	614.3	640.5
- Diluted [1]	635.5	662.8

Cash dividends declared per common share	$.78	$.66

[1]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Six Months Ended
	June 30,
	2008	2007
Sales and revenues:
Sales of Machinery and Engines	$23,776	$19,934
Revenues of Financial Products	1,644	1,438
Total sales and revenues	25,420	21,372

Operating costs:
Cost of goods sold	18,645	15,436
Selling, general and administrative expenses	2,033	1,858
Research and development expenses	784	690
Interest expense of Financial Products	563	550
Other operating expenses	577	485
Total operating costs	22,602	19,019

Operating profit	2,818	2,353

Interest expense excluding Financial Products	144	159
Other income (expense)	187	181

Consolidated profit before taxes	2,861	2,375

Provision for income taxes	854	760
Profit of consolidated companies	2,007	1,615

Equity in profit (loss) of unconsolidated affiliated companies	21	24

Profit	$2,028	$1,639

Profit per common share	$3.29	$2.55

Profit per common share – diluted [1]	$3.18	$2.47

Weighted average common shares outstanding (millions)
- Basic	616.0	642.4
- Diluted [1]	637.0	664.3

Cash dividends declared per common share	$.78	$.66

[1]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and short-term investments	$782	$1,122
Receivables – trade and other	9,297	8,249
Receivables – finance	8,025	7,503
Deferred and refundable income taxes	866	816
Prepaid expenses and other current assets	585	583
Inventories	8,303	7,204
Total current assets	27,858	25,477

Property, plant and equipment – net	10,394	9,997
Long-term receivables – trade and other	705	685
Long-term receivables – finance	14,795	13,462
Investments in unconsolidated affiliated companies	641	598
Noncurrent deferred and refundable income taxes	1,523	1,553
Intangible assets	492	475
Goodwill	1,994	1,963
Other assets	2,051	1,922
Total assets	$60,453	$56,132

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$130	$187
Financial Products	6,199	5,281
Accounts payable	5,357	4,723
Accrued expenses	3,633	3,178
Accrued wages, salaries and employee benefits	938	1,126
Customer advances	1,814	1,442
Dividends payable	256	225
Other current liabilities	1,043	951
Long-term debt due within one year:
Machinery and Engines	172	180
Financial Products	6,852	4,952
Total current liabilities	26,394	22,245

Long-term debt due after one year:
Machinery and Engines	3,637	3,639
Financial Products	14,006	14,190
Liability for postemployment benefits	4,836	5,059
Other liabilities	2,110	2,116
Total liabilities	50,983	47,249
Commitments and contingencies (Notes 10 and 12)
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (6/30/08 and 12/31/07 – 814,894,624) at paid-in amount	2,897	2,744
Treasury stock (6/30/08 – 206,178,442; 12/31/07 – 190,908,490) at cost	(10,730)	(9,451)
Profit employed in the business	18,918	17,398
Accumulated other comprehensive income (loss)	(1,615)	(1,808)
Total stockholders' equity	9,470	8,883
Total liabilities and stockholders' equity	$60,453	$56,132

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)
(Dollars in millions)
					Accumulated other comprehensive income (loss)
		Common	Treasury	Profit employed in	Foreign currency	Pension & other post- retirement		Derivative financial instruments	Available- for-sale
	Six Months Ended June 30, 2007	stock	stock	the business	translation	benefits	1	and other	securities	Total
	Balance at December 31, 2006	$2,465	$(7,352)	$14,593	$471		$(3,376)	$48	$10	$6,859
	Adjustment to adopt FIN 48	—	—	141	—		—	—	—	141
	Balance at January 1, 2007	2,465	(7,352)	14,734	471		(3,376)	48	10	7,000
	Profit	—	—	1,639	—		—	—	—	1,639
	Foreign currency translation	—	—	—	106		—	—	—	106
	Pension and other postretirement benefits
	Amortization of actuarial (gain) loss, net of tax of $61	—	—	—	—		112	—	—	112
	Amortization of prior service cost, net of tax of $5	—	—	—	—		9	—	—	9
	Amortization of transition asset/obligation, net of tax of $0	—	—	—	—		1	—	—	1
	Derivative financial instruments and other
	Gains (losses) deferred, net of tax of $17	—	—	—	—		—	31	—	31
	(Gains) losses reclassified to earnings, net of tax of $19	—	—	—	—		—	(35)	—	(35)
	Available-for-sale securities
	Gains (losses) deferred, net of tax of $4	—	—	—	—		—	—	6	6
	(Gains) losses reclassified to earnings, net of tax of $1	—	—	—	—		—	—	(4)	(4)
	Comprehensive income (loss)									1,865
	Dividends declared	—	—	(422)	—		—	—	—	(422)
	Common shares issued from treasury stock for stock-based compensation: 8,047,005	8	215	—	—		—	—	—	223
	Stock-based compensation expense	82	—	—	—		—	—	—	82
	Tax benefits from stock-based compensation	100	—	—	—		—	—	—	100
	Shares repurchased: 14,700,000	—	(1,017)	—	—		—	—	—	(1,017)
	Balance at June 30, 2007	$2,655	$(8,154)	$15,951	$577		$(3,254)	$44	$12	$7,831

	Six Months Ended June 30, 2008
	Balance at December 31, 2007	$2,744	$(9,451)	$17,398	$749		$(2,594)	$19	$18	$8,883
	Adjustment to adopt measurement date
provisions of FAS 158, net of tax	2	—	—	(33)	—		17	—	—	(16)
	Balance at January 1, 2008	2,744	(9,451)	17,365	749		(2,577)	19	18	8,867
	Profit	—	—	2,028	—		—	—	—	2,028
	Foreign currency translation, net of tax of $3	—	—	—	185		(8)	—	—	177
	Pension and other postretirement benefits
	Amortization of actuarial (gain) loss, of FAS 158, net of tax of $41	—	—	—	—		76	—	—	76
	Amortization of transition asset/obligation, net of tax of $0	—	—	—	—		1	—	—	1
	Derivative financial instruments and other
	Gains (losses) deferred, net of tax of $2	—	—	—	—		—	2	—	2
	(Gains) losses reclassified to earnings, net of tax of $25	—	—	—	—		—	(43)	—	(43)
	Available-for-sale securities
	Gains (losses) deferred, net of tax of $18	—	—	—	—		—	—	(36)	(36)
	(Gains) losses reclassified to earnings, net of tax of $0	—	—	—	—		—	—	(1)	(1)
	Comprehensive income (loss)									2,204
	Dividends declared	—	—	(475)	—		—	—	—	(475)
	Common shares issued from treasury stock for stock-based compensation: 4,123,074	5	111	—	—		—	—	—	116
	Stock-based compensation expense	107	—	—	—		—	—	—	107
	Tax benefits from stock-based compensation	51	—	—	—		—	—	—	51
Shares repurchased: 19,393,026	3	—	(1,390)	—	—		—	—	—	(1,390)
	Stock repurchase derivative contracts	(10)	—	—	—		—	—	—	(10)
	Balance at June 30, 2008	$2,897	$(10,730)	$18,918	$934		$(2,508)	$(22)	$(19)	$9,470

[1]
Pension and other postretirement benefits include net adjustments for unconsolidated companies of $6 million and $0 million for the six months ended June 30, 2008 and 2007, respectively.  The ending balances were $58 million and $43 million at June 30, 2008 and 2007, respectively.

[2]	Adjustments to profit employed in the business and pension and other postemployment benefits were net of tax of ($17) million and $9 million, respectively.
[3]	Amount consists of $1,362 million of cash-settled purchases and $28 million of derivative contracts.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Condensed Consolidated Statement of Cash Flow (Unaudited) (Dollars in millions)
	Six Months Ended
	June 30,
	2008	2007
Cash flow from operating activities:
Profit	$2,028	$1,639
Adjustments for non-cash items:
Depreciation and amortization	952	849
Other	202	71
Changes in assets and liabilities:
Receivables – trade and other	(1,137)	927
Inventories	(1,009)	(691)
Accounts payable and accrued expenses	1,023	14
Customer advances	210	352
Other assets – net	(93)	(300)
Other liabilities – net	(271)	375
Net cash provided by (used for) operating activities	1,905	3,236

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(814)	(582)
Expenditures for equipment leased to others	(699)	(621)
Proceeds from disposals of property, plant and equipment	449	208
Additions to finance receivables	(7,099)	(6,356)
Collections of finance receivables	4,748	5,233
Proceeds from sales of finance receivables	696	84
Investments and acquisitions (net of cash acquired)	(111)	(174)
Proceeds from sales of available-for-sale securities	173	119
Investments in available-for-sale securities	(230)	(217)
Other – net	56	285
Net cash provided by (used for) investing activities	(2,831)	(2,021)

Cash flow from financing activities:
Dividends paid	(444)	(386)
Common stock issued, including treasury shares reissued	116	223
Payment for stock repurchase derivative contracts	(38)	—
Treasury shares purchased	(1,362)	(1,017)
Excess tax benefit from stock-based compensation	53	97
Proceeds from debt issued (original maturities greater than three months)
– Machinery and Engines	110	43
– Financial Products	9,048	5,216
Payments on debt (original maturities greater than three months)
– Machinery and Engines	(133)	(49)
– Financial Products	(6,397)	(5,404)
Short-term borrowings – net (original maturities three months or less)	(393)	86
Net cash provided by (used for) financing activities	560	(1,191)
Effect of exchange rate changes on cash	26	8
Increase (decrease) in cash and short-term investments	(340)	32

Cash and short-term investments at beginning of period	1,122	530
Cash and short-term investments at end of period	$782	$562

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2008 and 2007, (b) the consolidated financial position at June 30, 2008 and December 31, 2007, (c) the consolidated changes in stockholders' equity for the six month periods ended June 30, 2008 and 2007, and (d) the consolidated statement of cash flow for the six month periods ended June 30, 2008 and 2007.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

Comprehensive income is comprised of profit, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities and pension and other postretirement benefits.  Total Comprehensive income for the three months ended June 30, 2008 and 2007 was $1,201 million and $989 million, respectively.  Total Comprehensive income for the six months ended June 30, 2008 and 2007 was $2,204 million and $1,865 million, respectively.

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

Adoption of SFAS 158 year-end measurement date
	January 1, 2008		January 1, 2008
	Prior to SFAS 158 Adjustment	SFAS 158 Adjustment	Post SFAS 158 Adjustment
(Millions of dollars)
Noncurrent deferred and refundable income taxes	$1,553	$8	$1,561
Liability for postemployment benefits	5,059	24	5,083
Accumulated other comprehensive income (loss)	(1,808)	17	(1,791)
Profit employed in the business	17,398	(33)	17,365

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

SFAS 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement is not expected to result in a change in our current practice.

SFAS 163 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (SFAS 163), “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognizes a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (1) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (2) the insurance enterprise’s surveillance or watch list.  SFAS 163 will become effective for fiscal years beginning after December 15, 2008.  We will adopt this new accounting standard on January 1, 2009.  We do not expect the adoption to have a material impact on our financial statements.

3.
Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), requires that the cost resulting from all stock–based payments be recognized in the financial statements based on the grant date fair value of the award.  Our stock-based compensation primarily consists of stock options, stock-settled stock appreciation rights (SARs) and restricted stock units (RSUs).  We recognized pretax stock-based compensation cost in the amount of $70 million and $107 million for the three and six months ended June 30, 2008, respectively; and $55 million and $82 million for the three and six months ended June 30, 2007, respectively.

The following table illustrates the type and fair market value of the stock-based compensation awards granted during the six month periods ended June 30, 2008 and 2007, respectively:

	2008		2007
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	4,476,095	$22.32	4,195,188	$20.73
Stock options	410,506	22.32	231,615	20.73
RSUs	1,511,523	69.17	1,282,020	59.94

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six month periods ended June 30, 2008 and 2007, respectively:

	Grant Year
	2008	2007
Weighted-average dividend yield	1.89%	1.68%
Weighted-average volatility	27.14%	26.04%
Range of volatilities	27.13-28.99%	26.03-26.62%
Range of risk-free interest rates	1.60-3.64%	4.40-5.16%
Weighted-average expected lives	8 years	8 years

As of June 30, 2008, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $224 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.2 years.

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

4.	Derivative Instruments and Hedging Activities

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices.  In addition, the amount of Caterpillar stock that can be repurchased under our stock repurchase program is impacted by movements in the price of the stock.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate, commodity price and Caterpillar stock price exposures.  Our policy specifies that derivatives not be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward and option contracts, interest rate swaps, commodity forward and option contracts and stock repurchase contracts. Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

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

As of June 30, 2008, no deferred net gains or losses included in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)" in the Consolidated Statement of Results of Operations) over the next 12 months. The actual amount recorded in “Other income (expense)” will vary based on the exchange rates at the time the hedged transactions impact earnings.

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

Gains (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2008	2007	2008	2007
Machinery and Engines	$(8)	$4	$(1)	$8
Financial Products	(19)	(4)	(106)	(10)
	$(27)	$—	$(107)	$(2)

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

Since 2006, we entered into $400 million (notional amount) of interest rate swaps designated as fair value hedges of our fixed rate long-term debt. During the first quarter 2008, our Machinery and Engines operations liquidated all of these fixed-to-floating interest rate swaps.  The gain ($19 million remaining at June 30, 2008) is being amortized to earnings ratably over the remaining life of the hedged debt.

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

Our policy allows us to use fixed-to-floating, floating-to-fixed and floating-to-floating interest rate swaps to meet the match-funding objective. To support hedge accounting, we designate fixed-to-floating interest rate swaps as fair value hedges of the fair value of our fixed-rate debt at the inception of the contract. Financial Products' practice is to designate most floating-to-fixed interest rate swaps as cash flow hedges of the variability of future cash flows at the inception of the swap contract.

Financial Products liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains.  These gains ($4 million remaining at June 30, 2008) are being amortized to earnings ratably over the remaining life of the hedged debt.

Gains (losses) included in current earnings [Other income (expense)]:
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2008	2007	2008	2007
Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain (loss) on designated interest rate derivatives	$—	$(5)	$18	$(5)
Gain (loss) on hedged debt	—	4	(9)	3
Gain (loss) on liquidated swaps – included in interest expense	1	1	2	2

Financial Products:
Gain (loss) on designated interest rate derivatives	(194)	(43)	(68)	(31)
Gain (loss) on hedged debt	192	43	66	31
Gain (loss) on liquidated swaps – included in interest expense	1	1	1	1
	$—	$1	$10	$1

As of June 30, 2008, $9 million of deferred net losses included in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings ("Interest expense of Financial Products" in the Consolidated Statement of Results of Operations) over the next 12 months.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated.  There were no net gains or losses on undesignated contracts for the three and six months ended June 30, 2007, and no contracts were outstanding during 2008.

Stock Repurchases Risk
In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by the movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase volatility.

In connection with our stock repurchase program, we entered into capped call transactions (“call”) with a major bank for an aggregate of 6.0 million shares.  During 2008, we paid the bank premiums of $38 million for the establishment of calls for 2.5 million shares, which was accounted for as a reduction to stockholders’ equity.  A call permits us to reduce share repurchase price volatility by providing a floor and cap on the price at which the shares can be repurchased.  The floor, cap and strike prices for the calls were based upon the average purchase price paid by the bank to purchase our common stock to hedge these transactions.  Each call will mature and be exercisable within one year after the call was established.  If we exercise a call, we can elect to settle the transaction with the bank by physical settlement (paying cash and receiving shares), cash settle (receiving a net amount of cash) or net share settlement (receiving a net amount of shares).  We will continue to use open market purchases in conjunction with capped call transactions to repurchase our stock.

During the six months ended June 30, 2008, $100 million of cash was used to repurchase 1.8 million shares pursuant to calls exercised under this program.  Premiums previously paid associated with these exercised calls were $28 million.  The following table summarizes the call contracts outstanding as of June 30, 2008:

Stock repurchase derivative contracts outstanding at June 30, 2008
				per share
Contract Date	Number of Shares	Expiration Date	Net Premiums Paid (Millions)	Lower Strike Price	Upper Strike Price
October 2007	1,000,000	October 2008	$17	$58.00	$88.00
November 2007	700,000	September 2008	11	58.00	88.00
November 2007	800,000	August 2008	12	53.60	80.40
January 2008	700,000	September 2008	10	51.00	78.00
January 2008	1,000,000	December 2008	16	50.00	80.00
Total Outstanding	4,200,000		$66	54.09	82.98

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	June 30,	December 31,
	2008	2007
Raw materials	$2,910	$2,474
Work-in-process	1,515	1,379
Finished goods	3,608	3,066
Supplies	270	285
Total inventories	$8,303	$7,204

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method consist primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a three month lag, e.g., SCM results reflect the periods ending March 31) was as follows:

Results of Operations of unconsolidated affiliated companies:	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2008	2007	2008	2007
Sales	$1,083	$1,050	$2,171	$2,072
Cost of sales	901	847	1,801	1,670
Gross profit	$182	$203	$370	$402

Profit (loss)	$20	$40	$37	$90

Caterpillar's profit (loss)	$10	$5	$21	$24

On August 1, 2008, SCM completed the first phase of a share redemption plan whereby SCM redeemed half of Mitsubishi Heavy Machinery Industries Ltd.’s shares in SCM.  This will result in Caterpillar owning 67 percent of the outstanding shares and will require the consolidation of SCM within Caterpillar’s financial statements.  See Note 17 for details on this share redemption.

Second quarter 2007 equity in profit of unconsolidated affiliated companies reflected a $13 million after tax charge for net adjustments related to revenue recognition, deferred tax valuation allowances and environmental liabilities that were identified during our due diligence procedures with SCM.

Sales from SCM to Caterpillar for the three months ended June 30, 2008 and June 30, 2007 of $553 million and $393 million, respectively, and for the six months ended June 30, 2008 and June 30, 2007 of $995 million and $772 million, respectively, are included in the affiliated company sales.  In addition, SCM purchases of Caterpillar products were $66 million and $68 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and $139 million and $133 million for the six months ended June 30, 2008 and June 30, 2007, respectively.

Financial Position of unconsolidated affiliated companies:	June 30,	December 31,
(Millions of dollars)	2008	2007
Assets:
Current assets	$2,185	$2,062
Property, plant and equipment – net	1,609	1,286
Other assets	136	173
	3,930	3,521
Liabilities:
Current liabilities	1,704	1,546
Long-term debt due after one year	515	269
Other liabilities	438	393
	2,657	2,208
Ownership	$1,273	$1,313

Caterpillar's investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$625	$582
Plus: Investments in cost method companies	16	16
Total investments in unconsolidated affiliated companies	$641	$598

In February 2008, we sold our 23 percent equity investment in A.S.V. Inc. (ASV) resulting in a $60 million pretax gain.  Accordingly, the June 30, 2008 financial position and equity investment amounts noted above do not include ASV.

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	June 30, 2008	December 31, 2007
Customer relationships	18	$402	$366
Intellectual property	10	176	195
Other	11	101	81
Total finite-lived intangible assets – gross	15	679	642
Less: Accumulated amortization		(187)	(167)
Intangible assets – net		$492	$475

During the second quarter of 2008, we acquired finite-lived intangible assets of $17 million due to the purchase of Lovat Inc.  See Note 16 for details on the acquisition of these assets. Also during the second quarter of 2008, we acquired finite-lived intangible assets of $32 million from other acquisitions. Amortization expense on intangible assets for the three and six months ended June 30, 2008 was $12 million and $32 million, respectively.  Amortization expense for the three and six months ended June 30, 2007 was $9 million and $20 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2008	2009	2010	2011	2012	Thereafter
$58	$51	$43	$35	$30	$307

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."  Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.  No goodwill was impaired or disposed of during the first half of 2008.

During the second quarter of 2008, we acquired net assets with related goodwill of $22 million as part of the purchase of Lovat Inc.  See Note 16 for details on the acquisition of these assets. Also during the second quarter of 2008, we acquired net assets with related goodwill of $8 million from other acquisitions.

The changes in carrying amount of the goodwill by reportable segment for the six months ended June 30, 2008 were as follows:

	Building Construction	EAME	Electric	Heavy Construction	Industrial Power	Infrastructure	Large Power		Marine & Petroleum		All		Consolidated
(Millions of dollars)	Products	Operations	Power	& Mining	Systems	Development	Systems	2	Power	2	Other	1	Total
Balance at December 31, 2007	$4	$51	$203	$14	$478	$33	$569		$60		$551		$1,963
Acquisitions	—	—	—	—	—	—	—		—		30		30
Other adjustments	—	—	—	—	—	—	—		—		1		1
Balance at June 30, 2008	$4	$51	$203	$14	$478	$33	$569		$60		$582		$1,994

1	All Other includes operating segments included in “All Other” category (See Note 13).
2
As discussed in Note 13, our reportable segments were changed in the first quarter of 2008.  As a result, goodwill of $60 million was reallocated from the Large Power Systems reportable segment to the newly formed Marine & Petroleum Power reportable segment.

8.	Available-For-Sale Securities

Financial Products, primarily Cat Insurance, has investments in certain debt and equity securities that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities” and recorded at fair value based upon quoted market prices. These fair values are included in "Other assets" in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the FIFO ("first-in, first-out") method for debt instruments and the specific identification method for equity securities.  Realized gains and losses are included in "Other income (expense)" in the Consolidated Statement of Results of Operations.

	June 30, 2008			December 31, 2007
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt	$304	$—	$304	$319	$1	$320
Corporate bonds	836	(34)	802	775	(4)	771
Equity securities	181	3	184	168	28	196
Total	$1,321	$(31)	$1,290	$1,262	$25	$1,287

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	June 30, 2008
	Less than 12 months		1	12 months or more		1	Total
(Millions of dollars)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
Government debt	$110	$1		$17	$1		$127	$2
Corporate bonds	479	20		123	16		602	36
Equity securities	79	14		5	3		84	17
Total	$668	$35		$145	$20		$813	$55

	December 31, 2007
	Less than 12 months		1	12 months or more		1	Total
(Millions of dollars)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
Government debt	$22	$—		$96	$1		$118	$1
Corporate bonds	269	4		163	4		432	8
Equity securities	55	5		1	—		56	5
Total	$346	$9		$260	$5		$606	$14
1	Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at June 30, 2008, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$86
Due after one year through five years	$223
Due after five years through ten years	$246
Due after ten years	$551

Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2008 were $69 million and $173 million, respectively.  Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2007 were $57 million and $119 million, respectively. Gross gains of $3 million and $11 million, and gross losses of $3 million and $9 million were included in current earnings for the three and six months ended June 30, 2008, respectively.  Gross gains of $2 million and $6 million, and gross losses of $1 million and $1 million were included in current earnings for the three and six months ended June 30, 2007, respectively.

9.	Postretirement Benefits

A. Pension and postretirement benefit plan costs

(Millions of dollars)			U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
			June 30,		June 30,		June 30,
			2008	2007	2008	2007	2008	2007
For the three months ended:
Components of net periodic benefit cost:
Service cost			$50	$46	$21	$17	$21	$23
Interest cost			157	149	39	31	77	74
Expected return on plan assets			(221)	(210)	(50)	(41)	(35)	(33)
Amortization of:
Net asset existing at adoption of SFAS 87/106			—	—	—	1	1	1
Prior service cost /(credit)	1		8	15	1	2	(9)	(9)
Net actuarial loss /(gain)			34	53	8	14	16	19
Adjustment for subsidiary pension plan		[2]	—	44	—	—	—	—
Total cost included in operating profit			$28	$97	$19	$24	$71	$75

(Millions of dollars)			U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
			June 30,		June 30,		June 30,
			2008	2007	2008	2007	2008	2007
For the six months ended:
Components of net periodic benefit cost:
Service cost			$100	$92	$42	$35	$43	$45
Interest cost			314	298	78	63	154	148
Expected return on plan assets			(441)	(420)	(100)	(82)	(69)	(65)
Amortization of:
Net asset existing at adoption of SFAS 87/106			—	—	—	1	1	1
Prior service cost /(credit)	1		16	29	2	3	(18)	(18)
Net actuarial loss /(gain)			67	107	16	27	32	39
Adjustment for subsidiary pension plan		[2]	—	44	—	—	—	—
Total cost included in operating profit			$56	$150	$38	$47	$143	$150

Weighted-average assumptions used to determine net cost:
Discount rate			5.8%	5.5%	5.3%	4.8%	5.8%	5.5%
Expected return on plan assets			9.0%	9.0%	7.6%	7.7%	9.0%	9.0%
Rate of compensation increase			4.5%	4.0%	4.0%	4.0%	4.4%	4.0%

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

Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2008, we made $215 million of contributions to pension plans during the six months ended June 30, 2008 and we currently anticipate additional contributions of approximately $215 million during the remainder of the year.

As discussed in Note 2, we adopted the year-end measurement date provisions of SFAS 158 as of January 1, 2008.

B. Defined contribution benefit plan costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2008	2007	2008	2007
U.S. Plans	$36	$49	$83	$103
Non-U.S. Plans	9	7	17	15
	$45	$56	$100	$118

10.	Guarantees and Product Warranty

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

Cat Financial has provided a limited indemnity to a third-party bank for $28 million resulting from the assignment of certain leases to that bank. The indemnity is for the possibility that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees. At June 30, 2008 and December 31, 2007, the related liability was $14 million and $12 million, respectively. The maximum potential amounts of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30,	December 31,
	2008	2007
Guarantees with Caterpillar dealers	$389	$363
Guarantees with customers	159	53
Limited indemnity	28	30
Guarantees – other	39	39
Total guarantees	$615	$485

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2008
Warranty liability, January 1	$1,045
Reduction in liability (payments)	(526)
Increase in liability (new warranties)	602
Warranty liability, June 30	$1,121

(Millions of dollars)	2007
Warranty liability, January 1	$953
Reduction in liability (payments)	(906)
Increase in liability (new warranties)	998
Warranty liability, December 31	$1,045

11.	Computations of Profit Per Share

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share data)		2008	2007	2008	2007
I.	Profit for the period (A):	$1,106	$823	$2,028	$1,639

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	614.3	640.5	616.0	642.4
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	21.2	22.3	21.0	21.9
	Average common shares outstanding for fully diluted computation (C)	635.5	662.8	637.0	664.3

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.80	$1.28	$3.29	$2.55
	Assuming full dilution (A/C)	$1.74	$1.24	$3.18	$2.47

SARs and stock options to purchase 4,871,995 common shares were outstanding for both the three and six months ended June 30, 2008, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For the three and six months ended June 30, 2007, there were outstanding SARs and stock options to purchase 4,722,571 and 13,874,110 common shares, respectively, which were antidilutive.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions, and although penalties could potentially exceed $100,000, management does not believe that this issue will have a material adverse impact on our financial position.

We have disclosed certain individual legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues or intellectual property rights.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries which are considered indefinitely reinvested.  It is reasonably possible that a change in assertion related to undistributed profits of certain non-U.S. subsidiaries will be made in the next year.  We do not expect these changes to have an adverse impact on our consolidated financial position, liquidity or results of operations.

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

▪
Manufacturing divisions are profit centers primarily responsible for the manufacture of products and/or components within a geographic region. Inter-segment sales of components, machines and/or engines to product divisions are the primary sources of revenue for these divisions. Previously manufacturing divisions’ inter-segment sales were primarily to machinery marketing or product divisions.

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

Due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 31.

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

EAME Operations: Primarily responsible for the manufacture of medium and large excavators, medium wheel loaders, articulated trucks, medium track-type tractors, wheel and small excavators, and certain machine components in Europe, Africa, and the Commonwealth of Independent States (CIS).  Also responsible for product management, development, manufacture, external sales and ongoing support of paving products and select work tools.

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

There are several accounting differences between our segment reporting and our external reporting. Our segments are measured on an accountable basis; therefore, only those items for which divisional management is directly responsible are included in the determination of segment profit (loss) and assets.

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

▪
Currency exposures are generally managed at the corporate level and the effects of changes in exchange rates on results of operations within the year are not included in segment results.  The net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting are recorded as a methodology difference.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated, external reporting. Please refer to pages 24 to 27 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations of accounting differences. However, for the reconciliation of profit, we have grouped the reconciling items as follows:

▪	Cost centers: The costs related to service and machinery marketing divisions are primarily treated as cost centers and are not charged to segments.
▪
Corporate costs:  Certain corporate costs are not charged to our segments. These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

▪	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.
▪	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

Business Segments Three Months Ended June 30, (Millions of dollars)
	Machinery and Engines
2008	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$1,024	$300	$891	$2,501	$561	$2,657	$877	$975	$2,976	$12,762	$963	$13,725
Inter-segment sales & revenues	15	798	(9)	40	236	21	1,313	22	2,817	5,253	6	5,259
Total sales and revenues	$1,039	$1,098	$882	$2,541	$797	$2,678	$2,190	$997	$5,793	$18,015	$969	$18,984
Depreciation and amortization	$6	$25	$5	$3	$13	$1	$46	$4	$149	$252	$190	$442
Imputed interest expense	$5	$13	$6	$3	$6	$5	$14	$2	$89	$143	$280	$423
Accountable profit (loss)	$78	$101	$110	$458	$78	$276	$254	$154	$758	$2,267	$190	$2,457
Accountable assets at June 30, 2008	$624	$1,694	$837	$488	$837	$704	$1,926	$496	$11,947	$19,553	$33,159	$52,712
Capital Expenditures	$7	$44	$7	$—	$25	$—	$67	$11	$239	$400	$414	$814

	Machinery and Engines
2007	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$798	$277	$737	$2,245	$447	$2,218	$771	$728	$2,325	$10,546	$913	$11,459
Inter-segment sales & revenues	11	666	—	19	156	13	1,140	18	2,373	4,396	—	4,396
Total sales and revenues	$809	$943	$737	$2,264	$603	$2,231	$1,911	$746	$4,698	$14,942	$913	$15,855
Depreciation and amortization	$8	$22	$6	$—	$16	$—	$43	$3	$125	$223	$165	$388
Imputed interest expense	$4	$11	$5	$3	$5	$4	$14	$4	$79	$129	$282	$411
Accountable profit (loss)	$43	$114	$86	$445	$41	$282	$171	$51	$548	$1,781	$203	$1,984
Accountable assets at December 31, 2007	$648	$1,553	$826	$494	$715	$476	$1,740	$397	$11,141	$17,990	$30,571	$48,561
Capital Expenditures	$6	$31	$5	$—	$21	$—	$54	$3	$166	$286	$376	$662

Business Segments Six Months Ended June 30, (Millions of dollars)
	Machinery and Engines
2008	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$1,914	$523	$1,605	$4,765	$1,051	$4,969	$1,679	$1,792	$5,392	$23,690	$1,942	$25,632
Inter-segment sales & revenues	28	1,537	13	76	444	39	2,426	31	5,410	10,004	6	10,010
Total sales and revenues	$1,942	$2,060	$1,618	$4,841	$1,495	$5,008	$4,105	$1,823	$10,802	$33,694	$1,948	$35,642
Depreciation and amortization	$12	$49	$11	$5	$28	$2	$88	$7	$293	$495	$379	$874
Imputed interest expense	$10	$25	$12	$7	$12	$9	$27	$5	$171	$278	$569	$847
Accountable profit (loss)	$218	$190	$182	$846	$129	$520	$503	$260	$1,359	$4,207	$399	$4,606
Accountable assets at June 30, 2008	$624	$1,694	$837	$488	$837	$704	$1,926	$496	$11,947	$19,553	$33,159	$52,712
Capital Expenditures	$12	$76	$14	$—	$37	$—	$150	$24	$394	$707	$720	$1,427

	Machinery and Engines
2007	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$1,518	$510	$1,406	$4,214	$857	$4,150	$1,473	$1,365	$4,297	$19,790	$1,788	$21,578
Inter-segment sales & revenues	21	1,269	—	32	341	27	2,140	27	4,699	8,556	1	8,557
Total sales and revenues	$1,539	$1,779	$1,406	$4,246	$1,198	$4,177	$3,613	$1,392	$8,996	$28,346	$1,789	$30,135
Depreciation and amortization	$15	$45	$12	$1	$33	$1	$83	$5	$240	$435	$320	$755
Imputed interest expense	$9	$22	$11	$5	$10	$7	$27	$8	$153	$252	$556	$808
Accountable profit (loss)	$83	$219	$146	$844	$73	$522	$345	$141	$1,099	$3,472	$388	$3,860
Accountable assets at December 31, 2007	$648	$1,553	$826	$494	$715	$476	$1,740	$397	$11,141	$17,990	$30,571	$48,561
Capital Expenditures	$13	$54	$3	$—	$30	$—	$89	$7	$277	$473	$634	$1,107

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Three Months Ended June 30, 2008:
Total external sales and revenues from business segments	$12,762	$963	$—		$13,725
Other	35	(53)	(83)	1	(101)
Total sales and revenues	$12,797	$910	$(83)		$13,624

Three Months Ended June 30, 2007:
Total external sales and revenues from business segments	$10,546	$913	$—		$11,459
Other	67	(67)	(103)	1	(103)
Total sales and revenues	$10,613	$846	$(103)		$11,356

[1]	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Six Months Ended June 30, 2008:
Total external sales and revenues from business segments	$23,690	$1,942	$—		$25,632
Other	86	(120)	(178)	1	(212)
Total sales and revenues	$23,776	$1,822	$(178)		$25,420

Six Months Ended June 30, 2007:
Total external sales and revenues from business segments	$19,790	$1,788	$—		$21,578
Other	144	(143)	(207)	1	(206)
Total sales and revenues	$19,934	$1,645	$(207)		$21,372

[1]	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended June 30, 2008:
Total accountable profit from business segments	$2,267	$190	$2,457
Cost centers	(457)	—	(457)
Corporate costs	(365)	—	(365)
Timing	(60)	—	(60)
Methodology differences:
Inventory/cost of sales	(45)	—	(45)
Postretirement benefit expense	(21)	—	(21)
Financing costs	29	—	29
Equity in profit of unconsolidated affiliated companies	(10)	—	(10)
Other methodology difference	4	(2)	2
Total profit before taxes	$1,342	$188	$1,530

Three Months Ended June 30, 2007:
Total accountable profit from business segments	$1,781	$203	$1,984
Cost centers	(425)	—	(425)
Corporate costs	(270)	—	(270)
Timing	(5)	—	(5)
Methodology differences:
Inventory/cost of sales	(13)	—	(13)
Postretirement benefit expense	(56)	—	(56)
Financing costs	(17)	—	(17)
Equity in profit of unconsolidated affiliated companies	(4)	(1)	(5)
Currency	22	—	22
Other methodology difference	(12)	—	(12)
Total profit before taxes	$1,001	$202	$1,203

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Six Months Ended June 30, 2008:
Total accountable profit from business segments	$4,207	$399	$4,606
Cost centers	(922)	—	(922)
Corporate costs	(637)	—	(637)
Timing	(93)	—	(93)
Methodology differences:
Inventory/cost of sales	(29)	—	(29)
Postretirement benefit expense	(43)	—	(43)
Financing costs	42	—	42
Equity in profit of unconsolidated affiliated companies	(21)	—	(21)
Currency	(44)	—	(44)
Other methodology difference	4	(2)	2
Total profit before taxes	$2,464	$397	$2,861

Six Months Ended June 30, 2007:
Total accountable profit from business segments	$3,472	$388	$3,860
Cost centers	(841)	—	(841)
Corporate costs	(534)	—	(534)
Timing	12	—	12
Methodology differences:
Inventory/cost of sales	17	—	17
Postretirement benefit expense	(106)	—	(106)
Financing costs	(37)	—	(37)
Equity in profit of unconsolidated affiliated companies	(22)	(2)	(24)
Currency	36	—	36
Other methodology difference	(12)	4	(8)
Total profit before taxes	$1,985	$390	$2,375

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
June 30, 2008:
Total accountable assets from business segments	$19,553	$33,159	$—	$52,712
Items not included in segment assets:
Cash and short-term investments	478	304	—	782
Intercompany trade receivables	111	476	(587)	—
Trade and other receivables	28	—	—	28
Investment in unconsolidated affiliated companies	559	—	(31)	528
Investment in Financial Products	4,282	—	(4,282)	—
Deferred income taxes and prepaids	2,791	145	(314)	2,622
Intangible assets and other assets	1,210	60	—	1,270
Cost center assets	2,087	—	—	2,087
Liabilities included in segment assets	2,947	20	—	2,967
Inventory methodology differences	(2,560)	—	—	(2,560)
Other	294	(277)	—	17
Total assets	$31,780	$33,887	$(5,214)	$60,453

December 31, 2007:
Total accountable assets from business segments	$17,990	$30,571	$—	$48,561
Items not included in segment assets:
Cash and short-term investments	862	260	—	1,122
Intercompany trade receivables	366	113	(479)	—
Trade and other receivables	272	—	—	272
Investment in unconsolidated affiliated companies	461	—	(24)	437
Investment in Financial Products	3,948	—	(3,948)	—
Deferred income taxes and prepaids	2,701	138	(339)	2,500
Intangible assets and other assets	1,210	63	—	1,273
Cost center assets	1,765	—	—	1,765
Liabilities included in segment assets	2,664	20	—	2,684
Inventory methodology differences	(2,482)	—	—	(2,482)
Other	295	(295)	—	—
Total assets	$30,052	$30,870	$(4,790)	$56,132

14.	Fair Value Measurements

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

Available-for-sale securities
Our available-for-sale securities include a mix of equity and debt instruments (see Note 8 for additional information).  Fair values for our government debt and equity securities are based upon valuations for identical instruments in active markets.  Fair values for corporate bonds are based upon prices obtained from independent third-party pricing services.  The third-party pricing services employ various models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

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

Assets and liabilities measured at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2008 are summarized below:

(Millions of dollars)	June 30, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities (long-term investments)	$193	$1,097	$—	$1,290
Securitized retained interests	—	—	84	84
Total Assets	$193	$1,097	$84	$1,374

Liabilities
Derivative financial instruments	$—	$106	$—	$106
Guarantees	—	—	14	14
Total Liabilities	$—	$106	$14	$120

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2008.  These instruments, primarily related to Cat Financial, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2007	$49	$12
Total gains or losses (realized / unrealized)
Included in earnings	(2)	—
Included in other comprehensive income (loss)	(4)	—
Purchases, issuances, and settlements	41	2
Balance at June 30, 2008	$84	$14

The amount of total net losses for the six months ended June 30, 2008 included in earnings attributable to the change in unrealized gains and losses relating to assets still held at June 30, 2008 was $1 million on securitized retained interests.

Gains and losses included in earnings are reported in Revenues of Financial Products.

15.	Securitizations

Cat Financial periodically sells certain finance receivables related to retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of their asset-backed securitization program (program). The SPEs, typically trusts, are considered to be qualifying special purpose entities (QSPEs) and thus, in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," are not consolidated. The QSPEs issue debt to pay for the finance receivables they acquire from Cat Financial.   The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay the creditors of Cat Financial or any other affiliate of Cat Financial.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.

Cat Financial retains interests in the finance receivables that are sold through their program.  These retained interests are generally subordinate to the investors’ interests and are included in “Other assets” in the Consolidated Statement of Financial Position.  Cat Financial determines the fair value based on discounted cash flow models that incorporate assumptions including credit losses, prepayment speeds and discount rates.  These assumptions are based on historical experience, market trends and anticipated performance relative to the particular assets securitized.

During the second quarter of 2008, Cat Financial sold certain finance receivables related to retail installment sale contracts and finance leases to an SPE as part of their program.  Net cash proceeds received were $600 million and a net gain of $12 million was recorded in “Revenues of Financial Products”.   Retained interests include subordinated certificates with an initial fair value of $27 million, an interest in future cash flows (excess) with an initial fair value of $8 million and a reserve account with an initial fair value of $9 million.  Significant assumptions used to estimate the fair value of the retained interests include a 7.2 percent discount rate, a weighted-average prepayment rate of 14.5 percent and expected credit losses of 1.55 percent.   Cat Financial also retains servicing responsibilities for which they receive a fee of approximately 1 percent of the remaining value of the finance receivables.  A servicing asset or liability is generally not recorded since the servicing fee is considered market compensation.

During the second quarter of 2008, the credit loss assumptions used to determine the fair value of our retained interests in the 2006 and 2007 securitization transactions were revised to reflect an increase in expected credit losses due to the continued softening of the U.S. housing industry.  This resulted in a $7 million impairment charge to the retained interests, which was recorded in “Revenues of Financial Products”.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $84 million and $49 million at June 30, 2008 and December 31, 2007, respectively.

16.	Alliances and Acquisitions

Lovat Inc.
In April 2008, Caterpillar acquired 100 percent of the equity in privately held Lovat Inc. (Lovat) for approximately $49 million.  Based in Toronto, Canada, Lovat is a leading manufacturer of tunnel boring machines used globally in the construction of subway, railway, road, sewer, water main, mine access, and high voltage cable and telecommunications tunnels.  Expansion into the tunnel boring business is a strong fit with our strategic direction and the customers we serve around the world.

The transaction was financed with available cash and commercial paper borrowings.  Net tangible assets acquired and liabilities assumed of $10 million were recorded at their fair values.  Finite-lived intangible assets acquired of $17 million related to customer relationships, intellectual property and trade names are being amortized on a straight-line basis over a weighted-average amortization period of approximately 6 years.  Goodwill of $22 million, non-deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.  These values represent a preliminary allocation of the purchase price subject to finalization of fair value appraisals and other post-closing procedures.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “All Other” category in Note 13.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

17.	Subsequent Event

Shin Caterpillar Mitsubishi Ltd. (SCM)
On August 1, 2008, SCM completed the first phase of a share redemption plan whereby SCM redeemed half of Mitsubishi Heavy Industries Ltd.’s (MHI) shares in SCM for approximately $475 million.  This results in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  Both SCM and MHI have options, exercisable after five years, to require the redemption of the remaining shares owned by MHI, which if exercised, would make Caterpillar the sole owner of SCM.  The share redemption plan is part of our comprehensive business strategy for expansion in the emerging markets of Asia and the Commonwealth of Independent States and will allow SCM’s manufacturing, design and process expertise to be fully leveraged across the global Caterpillar enterprise.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Driven by robust growth in emerging markets and strength in key industries like energy and mining, we reported all-time records for sales and revenues and profit per share.  Profit per share for the second quarter of 2008 was $1.74, a 40 percent increase from $1.24 per share in the second quarter of 2007.  Sales and revenues of $13.624 billion were 20 percent higher than second quarter 2007 sales and revenues of $11.356 billion.

Team Caterpillar has delivered another remarkable quarter.  While North America remains depressed and markets are softening in Western Europe and Japan, we continue to grow in emerging markets and in global industries like energy and mining with continued growth in our integrated service businesses.  Being a diverse company in terms of products, services, geography and the industries we serve has positively impacted our results.

Sales and revenues were up $2.268 billion from the second quarter of 2007.  Sales volume improved $1.402 billion, price realization was up $398 million, the impact of currency added $384 million and Financial Products revenues were $84 million higher.  The geographic mix of sales continued to shift outside North America with sales and revenues increasing 30 percent outside North America compared with 7 percent inside North America.  Sales and revenues outside North America represented 60 percent of total sales and revenues in the second quarter—up from 55 percent of the total a year ago.

Second-quarter profit of $1.106 billion was up $283 million, or 34 percent, from second quarter 2007 profit of $823 million.  The increase was primarily a result of improved price realization and higher sales volume, partially offset by higher material and freight costs and increases in Selling, General and Administrative (SG&A) and Research and Development (R&D) expenses.  While SG&A and R&D costs increased to support growth and product development, they were both lower as a percent of sales.

We are seeing significant improvements in safety and quality from the deployment of the Caterpillar Production System (CPS) with 6 Sigma.  We are confident that CPS will improve product delivery, inventory turnover, plant capacity and manufacturing costs as we continue to aggressively deploy it throughout the company.

Outlook

The full-year outlook for 2008 reflects sales and revenues of about $50 billion and profit of about $6.00 per share.  The previous outlook expected 2008 sales and revenues of $47.2 to $49.5 billion and profit per share of $5.64 to $6.18.

We are on track to deliver our fifth straight year of record profits despite a very difficult economic climate in the United States, declines in Europe and significantly higher material costs, particularly in the second half of the year.  Still, for many of our products, supply is very tight, and we are producing as much as we can. That’s why in June we announced capacity expansions in the United States, China and India.  We need to bring additional capacity on line to support world demand for infrastructure, energy and mining, and to be prepared for the upturn in the United States when it comes.  Together with the best dealer network in our industry, Team Caterpillar is well positioned to meet our goals for 2010 and beyond.

Note: Glossary of terms included on pages 43-44; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between second quarter 2007 (at left) and second quarter 2008 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for second quarter 2008 were $13.624 billion, up $2.268 billion, or 20 percent, from second quarter 2007.  Machinery volume was up $787 million, and Engines volume was up $615 million, both driven by strength in economies outside the United States.  Price realization improved $398 million, and currency had a positive impact on sales of $384 million, primarily due to a stronger euro.  In addition, Financial Products revenues increased $84 million.

Sales and Revenues by Geographic Region
(Millions of dollars)			Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
Second Quarter 2007
Machinery			$7,275		$3,250		$2,260		$942		$823
Engines	1		3,338		1,338		1,263		475		262
Financial Products		2	743		508		109		60		66
			$11,356		$5,096		$3,632		$1,477		$1,151
Second Quarter 2008
Machinery			$8,530	17%	$3,511	8%	$2,593	15%	$1,414	50%	$1,012	23%
Engines	1		4,267	28%	1,458	9%	1,693	34%	745	57%	371	42%
Financial Products		2	827	11%	506	0%	157	44%	82	37%	82	24%
			$13,624	20%	$5,475	7%	$4,443	22%	$2,241	52%	$1,465	27%
1
Does not include internal engines transfers of $748 million and $647 million in second quarter 2008 and 2007, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $83 million and $103 million in second quarter 2008 and 2007, respectively.

Machinery Sales - Sales of $8.530 billion increased $1.255 billion, or 17 percent, from second quarter 2007.

▪	Sales volume increased $787 million, with most of the gain coming from outside the United States.

▪	Price realization increased $191 million.

▪	Currency benefited sales by $277 million.

▪	Geographic mix between regions (included in price realization) was $6 million unfavorable.

▪
Dealers reported higher inventories in all regions, which was a positive for sales volume.  However, inventories in months of supply were lower than a year earlier, with North America the only region to show an increase.

▪
Sales volume increased in North America largely because dealers did not reduce their inventories as much as a year earlier.  Coal mining and oil and natural gas development were positive sectors.  Both benefited from much higher output prices and increased investment.

▪
Sales volume in Europe, Africa/Middle East (EAME) increased due to strong growth in Africa/Middle East and the Commonwealth of Independent States (CIS).  Volume declined in Europe due to a slowing economy and a drop in housing permits.

▪
Sales increased in the developing regions of Asia/Pacific and Latin America.  Factors that supported this growth included expansive economic policies, increased revenues from commodity exports, good economic growth and increased investment in construction, mining and energy.

▪
Coal, oil and some metals prices increased sharply during the quarter, reflecting concerns about supplies.  These higher prices contributed to increased sales of machines used to produce or develop capacity for these commodities.

North America – Sales increased $261 million or 8 percent.

▪	Sales volume increased $163 million.

▪	Price realization increased $98 million.

▪
The sales volume increase was the result of a lower reduction in dealer-reported inventory than in second quarter 2007.  Dealer inventories at the end of the quarter were higher than a year earlier in both dollars and months of supply.

▪
Dealers reported the eighth consecutive quarter of year-over-year declines in deliveries.  Economic conditions in construction and quarrying continued to deteriorate, offsetting some improvements in commodity sectors.

▪
U.S. housing faced the worst environment since the 1930s.  Starts fell 30 percent from a year earlier, new home sales plunged more than 35 percent and homebuilders held a 10-month supply of unsold homes.  Home repossessions soared, and the decline in home prices appeared to worsen.

▪
Employment in the nonresidential construction sector declined more than 4 percent from second quarter 2007.  Banks tightened lending standards for commercial and industrial loans, property prices softened and vacancy rates increased.

▪	As a result of decreased construction, quarry and aggregate production declined 10 percent from last year.

▪	Metals mining output increased only slightly in both the United States and Canada, a factor in dealers reporting lower deliveries to that sector.

▪
Higher international coal prices caused the Central Appalachian spot coal price to more than double from last year.  U.S. coal exports soared 70 percent in the second quarter, and production in both the United States and Canada increased.  Sales of products used in coal mining increased.

▪	Higher oil and natural gas prices benefited tar sands investment, pipeline construction and drilling. Sales of machinery used in those activities also increased.

EAME – Sales increased $333 million, or 15 percent.

▪	Sales volume increased $112 million. Volume increased in Africa/Middle East and the CIS, but declined in Europe.

▪	Price realization increased $21 million.

▪	Currency benefited sales by $200 million.

▪	Dealers added less to reported inventories than a year earlier, bringing inventories in months of supply slightly lower.

▪
The European economy slowed in the second quarter, with consumer spending and housing most affected.  Year to date, euro-zone housing permits declined 20 percent, and housing orders in the United Kingdom dropped 26 percent.  Reports indicate home prices are declining in the United Kingdom, Ireland and Germany.  Nonresidential construction also started to decline in the second quarter.

▪
Sales volume increased significantly in Africa/Middle East, particularly in the oil producing countries.  The 80 percent rise in the Organization of the Petroleum Exporting Countries (OPEC) crude oil reference price caused countries to increase production 6 percent and increase operating drill rigs 7 percent.  Increased oil revenues and expansive economic policies sustained construction booms.

▪
The CIS was the biggest contributor to the growth in sales volume.  Large gains occurred in Russia, Ukraine and Kazakhstan.  Low interest rates, rapid money growth and increased government spending caused rapid growth in construction.  Mining and oil production also increased in response to higher prices.

Asia/Pacific – Sales increased $472 million, or 50 percent.

▪	Sales volume increased $382 million.

▪	Price realization increased $43 million.

▪	Currency benefited sales by $47 million.

▪	Dealers reported much higher inventories to manage increased deliveries, however months of supply declined from a year earlier.

▪
Sales volume increased substantially in China, the result of the addition of locally produced wheel loaders and expansive economic policies.  Housing construction increased 35 percent, and nonresidential construction was up 14 percent.  Mine output increased, with coal up 16 percent and iron ore up 25 percent.

▪	Sales increased significantly in Indonesia, primarily due to much higher coal prices and good growth in construction. Data suggest construction is increasing about 8 percent.

▪
Economic policies in India, despite some tightening, remain very expansive.  Construction increased almost 13 percent, industrial production increased 5 percent and mining was up 6 percent.  As a result, sales increased rapidly.

Latin America – Sales increased $189 million, or 23 percent.

▪	Sales volume increased $124 million.

▪	Price realization increased $35 million.

▪	Currency benefited sales by $30 million.

▪	Dealers reported slightly higher inventories than a year ago, but inventories in months of supply remained below a year earlier.

▪	Volume growth resulted from sharply higher dealer-reported deliveries. Large sales gains occurred in Brazil, Chile, Colombia and Mexico.

▪	Most countries increased interest rates during the past year, but money growth was rapid. As a result, industrial production increased in most countries, often by more than 5 percent.

▪	Oil production declined 4 percent, primarily in Venezuela and Mexico. However, much higher prices increased revenues, and the number of operating drill rigs increased 7 percent.

▪
Brazil benefited from much higher iron ore prices, increasing production almost 6 percent and export revenues 33 percent.  Copper production declined in Chile, and copper export revenues declined 5 percent.

Engines Sales - Sales of $4.267 billion increased $929 million, or 28 percent, from second quarter 2007.

▪	Sales volume increased $615 million.

▪	Price realization increased $207 million.

▪	Currency benefited sales $107 million.

▪	Geographic mix between regions (included in price realization) was $22 million favorable.

▪	Dealer-reported inventories were up, and months of supply were down as the inventory increase was supported by stronger delivery rates.

North America – Sales increased $120 million, or 9 percent.

▪	Sales volume increased $58 million.

▪	Price realization increased $62 million.

▪
Sales for on-highway truck applications increased 13 percent compared to a very weak second quarter 2007.  Demand remains below historic norms due to the slowing U.S. economy that has resulted in a reduction in freight tonnage.

▪	Sales for petroleum applications increased 7 percent with an increase in turbine sales, which reflected increased customer spending in natural gas pipeline and compression equipment.

▪	Sales for marine applications increased 39 percent, with strong demand for supply vessels in support of petroleum offshore drilling.

▪	Sales for industrial applications increased 16 percent in small and medium-sized product, with strong demand in agricultural applications as a result of high agricultural commodity prices.

▪	Sales for electric power applications were about the same as the second quarter of 2007.

EAME – Sales increased $430 million, or 34 percent.

▪	Sales volume increased $245 million.

▪	Price realization increased $93 million.

▪	Currency benefited sales by $92 million.

▪
Sales for petroleum applications increased 106 percent based on strong demand for engines used in drilling and production.  Turbine and turbine-related services increased to support gas transmission applications in Europe and the Middle East and for oil and gas applications in Africa.

▪
Sales for electric power applications increased 25 percent, with strong demand for small to medium-sized units selling into Africa/Middle East.  High oil prices drove sales in Nigeria, Saudi Arabia and other Persian Gulf states.  The power crisis in South Africa has also generated increased sales for power generation.

▪
Sales for industrial applications increased 19 percent, with strong demand for agriculture and other types of Original Equipment Manufacturers (OEM) machines.  This demand has been driven by good economic conditions and high agricultural commodity prices.

▪	Sales for marine applications increased 15 percent, with higher demand for workboats and commercial vessels.

Asia/Pacific – Sales increased $270 million, or 57 percent.

▪	Sales volume increased $230 million.

▪	Price realization increased $25 million.

▪	Currency benefited sales by $15 million.

▪
Sales for petroleum applications increased 80 percent as Chinese drill rig builders continued to manufacture at record levels for domestic and export use and to support increased demand from Asian shipyards in support of offshore drilling.

▪	Sales of electric power engines increased 45 percent, with strong demand in gas generator sets for industrial power producers in Bangladesh and other Southeast Asia countries.

▪
Sales for industrial applications increased 75 percent driven by sales in Australia into mining and irrigation sectors and by sales in New Zealand into compressed natural gas applications.  Smaller product benefited from sales to Chinese and Korean industrial OEMs.

▪	Sales for marine applications increased 6 percent, with continued strong demand for workboat and offshore shipbuilding. Large diesel demand grew in the offshore and general cargo industries.

Latin America – Sales increased $109 million, or 42 percent.

▪	Sales volume increased $104 million.

▪	Price realization increased $5 million.

▪
Sales for petroleum applications increased 98 percent driven by the energy crisis in Argentina, which increased demand for on-site power generation to support oil production.  Demand in Venezuela also increased to support drilling and production.  Turbines and turbine-related services increased for oil and gas production and gas transmission applications in South America.

▪	Sales of electric power engines increased 14 percent as delivery began on projects in Chile and Brazil.

▪	Sales for on-highway truck applications increased 48 percent as industry demand strengthened in advance of the mid-year 2008 emissions changes in the region.

Financial Product Revenues - Revenues of $827 million increased $84 million, or 11 percent, from the second quarter 2007.

▪	Growth in average earning assets increased revenues $109 million, which was partially offset by a decrease of $58 million due to lower interest rates on new and existing finance receivables.

▪	Revenues from earned premiums at Cat Insurance increased $21 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between second quarter 2007 (at left) and second quarter 2008 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.  The bar entitled Other includes the operating profit impact of consolidating adjustments and Machinery and Engines other operating expenses.

Operating profit in second quarter 2008 of $1.525 billion was $312 million higher than second quarter 2007 as improved price realization and higher sales volume were partially offset by higher costs and the unfavorable impact of currency.  Sales volume includes the impact of a negative mix of product.

Manufacturing costs rose $143 million, or about 1.5 percent, compared with second quarter 2007, primarily due to higher material and freight costs.  The increase in material was due to higher steel and commodity prices, and freight increased primarily due to higher fuel costs.  We continue to experience capacity-related challenges in our manufacturing operations and supply chain.

SG&A and R&D costs were up $113 million to support growth and significant new product programs.  While SG&A and R&D have increased, they were lower as a percentage of sales.

Currency had a $62 million unfavorable impact on operating profit as the benefit to sales was more than offset by the negative impact on costs.

Operating Profit by Principal Line of Business
(Millions of dollars)			Second Quarter 2007	Second Quarter 2008	$ Change	% Change
Machinery		1	$741	$719	$(22)	(3)%
Engines	1		379	711	332	88%
Financial Products			184	166	(18)	(10)%
Consolidating Adjustments			(91)	(71)	20
Consolidated Operating Profit			$1,213	$1,525	$312	26%

[1]	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $719 million was down $22 million, or 3 percent, from second quarter 2007.  Improved price realization and higher sales volume were more than offset by higher costs and the unfavorable impact of currency.  Sales volume includes the impact of a negative mix of product.

▪
Engines operating profit of $711 million was up $332 million, or 88 percent, from second quarter 2007.  The favorable impacts of improved price realization, higher sales volume and the absence of a second quarter 2007 charge of $44 million to recognize previously unrecorded liabilities related to a subsidiary pension plan were partially offset by higher costs.

▪
Financial Products operating profit of $166 million was down $18 million, or 10 percent, from second quarter 2007. The decrease was primarily attributable to a $23 million impact from lower net yield on average earning assets, a $21 million increase in the provision for credit losses at Cat Financial and a $13 million unfavorable impact from various other operating items, partially offset by a $39 million favorable impact from higher average earning assets.

Other Profit/Loss Items

▪	Other income/(expense) was income of $75 million compared with income of $70 million in second quarter 2007.

▪
The provision for income taxes in the second quarter of 2008 reflects an estimated annual tax rate of 31.5 percent, excluding the discrete item discussed below, compared to 32 percent for the second quarter 2007 and 30 percent for the full-year 2007. The increase over 2007 is attributable to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

The provision for income taxes in the second quarter of 2008 also includes a discrete benefit of $47 million due to a change in tax status of a non-U.S. subsidiary, allowing indefinite reinvestment of undistributed profits and reversal of U.S. tax previously recorded.

▪
Equity in profit/(loss) of unconsolidated affiliated companies was income of $10 million compared with income of $5 million in the second quarter of 2007.  The change reflects the absence of a $13 million after-tax charge for net adjustments that were identified during 2007 due diligence procedures related to a transaction that would result in Caterpillar owning a majority stake in Shin Caterpillar Mitsubishi Ltd. (SCM), partially offset by reduced profit at SCM.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between June 2007 YTD (at left) and June 2008 YTD (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the six months ended June 30, 2008 were $25.420 billion, up $4.048 billion, or 19 percent, from the six months ended June 30, 2007.  Machinery volume was up $1.511 billion, and Engines volume was up $978 million, both driven by strength in economies outside the United States.  Currency had a positive impact on sales of $694 million, primarily due to a stronger euro, and price realization improved $659 million.  In addition, Financial Products revenues increased $206 million.

Sales and Revenues by Geographic Region
(Millions of dollars)			Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
Six months ended June 30, 2007
Machinery			$13,776		$6,328		$4,100		$1,833		$1,515
Engines	1		6,158		2,506		2,266		874		512
Financial Products		2	1,438		993		211		115		119
			$21,372		$9,827		$6,577		$2,822		$2,146

Six months ended June 30, 2008
Machinery			$16,078	17%	$6,691	6%	$4,937	20%	$2,620	43%	$1,830	21%
Engines	1		7,698	25%	2,666	6%	3,024	33%	1,304	49%	704	38%
Financial Products		2	1,644	14%	1,020	3%	296	40%	164	43%	164	38%
			$25,420	19%	$10,377	6%	$8,257	26%	$4,088	45%	$2,698	26%

1
Does not include internal engines transfers of $1.438 billion and $1.268 billion in the six months ended June 30, 2008 and 2007, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $178 million and $207 million in the six months ended June 30, 2008 and 2007, respectively.

Machinery Sales - Sales of $16.078 billion increased $2.302 billion, or 17 percent, from the six months ended June 30, 2007.

▪	Sales volume increased $1,511 million, with most of the gain coming from outside the United States.

▪	Price realization increased $292 million.

▪	Currency benefited sales by $499 million.

▪	Geographic mix between regions (included in price realization) was $15 million unfavorable.

▪
Last year dealers reported reductions in inventory, particularly in North America; this year dealers reported additions.  This change helped increase sales volume.  Inventories in months of supply were lower than a year earlier in all regions except North America, the only region to show an increase.

▪
Sales volume rose in North America, due to dealers moving from inventory reductions to modest additions.  Most key sectors were depressed, with dealers reporting sharply lower deliveries.  Exceptions were coal mining and the oil and natural gas industries, where favorable output prices encouraged investment.

▪	In Europe, sales volume was lower than a year earlier, with the decline occurring in the second quarter. High interest rates in Europe slowed the economy and extended the decline in housing permits.

▪
Sales continued to increase in most developing economies.  Attractive coal, crude oil and metals prices encouraged countries to invest in those industries.  These higher prices resulted in increased revenues that governments used to upgrade infrastructure.  Expansive economic policies kept economic growth strong and created a need for more construction.

North America – Sales increased $363 million or 6 percent.

▪	Sales volume increased $229 million.

▪	Price realization increased $134 million.

▪
Dealers reported additions to inventories in this year’s first half, in contrast to reductions last year.  That change accounted for the growth in sales volume; Dealer-reported inventories at midyear were above a year earlier in months of supply.

▪
Unfavorable economic conditions caused dealers to report significantly lower deliveries than a year earlier.  Problems in construction and quarrying offset some improvement in coal mining and oil and natural gas development.

▪
Economic factors affecting the U.S. housing industry were probably the worst since the 1930s.  Starts averaged 1.03 million units in the first half, down 29 percent from a year earlier and less than half the peak rate in early 2006.  Home prices declined more than 10 percent, and home repossessions more than doubled.

▪
Leading indicators for nonresidential building construction softened and employment in this sector declined 3 percent from a year earlier.  Property prices have weakened, vacancy rates increased and banks tightened standards for commercial and industrial lending.  Problems in this sector appeared to worsen over the first half of the year.

▪
Orders for highway and bridge construction declined 7.5 percent from last year, and employment in that sector was lower.  Federal funding in the current fiscal year increased only 5 percent, and some state and local governments had budget problems.  Materials used in highway construction increased almost 14 percent, which likely caused governments to curtail or eliminate some projects.

▪	Quarry production declined 14 percent in the first half and was off about 30 percent from its early 2006 peak. Customers in this sector sharply curtailed purchases.

▪	The Central Appalachian coal price averaged almost double the first half 2007 average, reflecting strong demand in international markets. Mines increased production and investment.

▪
The 80 percent increase in oil prices and the 36 percent increase in natural gas prices benefited tar sands investment, pipeline construction and drilling.  Sales of machines used in those activities increased.

EAME – Sales increased $837 million, or 20 percent.

▪	Sales volume increased $412 million.

▪	Price realization increased $68 million.

▪	Currency benefited sales by $357 million.

▪	Dealers added less to reported inventories than a year earlier, bringing inventories lower in months of supply.

▪	Volume was down slightly in Europe, primarily due to large declines in Germany, United Kingdom and Ireland. Economic growth slowed in these countries and housing industries weakened.

▪
Sales volume increased significantly in Africa/Middle East, particularly in the oil producing countries.  Higher oil prices and increased production boosted revenues and sustained construction booms.  Sales in South Africa benefited from higher metals prices and increased construction.

▪
Sales volume also increased significantly in the CIS, largely in Russia, Ukraine and Kazakhstan.  Higher prices for oil, natural gas, coal and metals benefited investment in those sectors and, along with expansive economic policies, caused good growth in construction.

Asia/Pacific – Sales increased $787 million, or 43 percent.

▪	Sales volume increased $641 million.

▪	Price realization increased $51 million.

▪	Currency benefited sales by $95 million.

▪	Dealers reported adding much more to inventory this year to manage increased deliveries, however months of supply declined.

▪	Sales in China were up sharply, due to the introduction of locally produced wheel loaders and good economic growth. Both construction and mining increased.

▪	Indonesia had sizable sales volume growth, primarily due to the sharp increase in thermal coal prices this year.

▪	India’s strong growth in both construction and mining increased sales volume.

Latin America – Sales increased $315 million, or 21 percent.

▪	Sales volume increased $214 million.

▪	Price realization increased $54 million.

▪	Currency benefited sales by $47 million.

▪	Dealers added slightly less to reported inventories than a year ago, and inventories were lower in months of supply.

▪	Brazil, Colombia and Mexico accounted for most of the volume growth.

▪	Brazil’s growth was largely driven by construction. Investment in iron ore mining also benefited from higher prices and production increased 8 percent.

▪	Colombia has become a major coal exporter and higher prices encouraged more investment in coal mining. The value of coal exports increased 20 percent through April.

▪	Construction increased in Mexico, which contributed to the growth in sales volume.

Engines Sales - Sales of $7.698 billion increased $1.540 billion, or 25 percent, from the six months ended June 30, 2007.

▪	Sales volume increased $978 million.

▪	Price realization increased $367 million.

▪	Currency benefited sales $195 million.

▪	Geographic mix between regions (included in price realization) was $32 million favorable.

▪	Dealer reported inventories were up, and months of supply were down as the inventories were supported by strong delivery rates.

North America – Sales increased $160 million, or 6 percent.

▪	Sales volume increased $31 million.

▪	Price realization increased $129 million.

▪
Sales for on-highway truck applications increased 15 percent compared to a very weak first half of 2007.  Demand remains below historic norms due to the slowing U.S. economy that has resulted in a reduction in freight tonnage.

▪	Sales for electric power applications decreased 10 percent resulting from a gradual decline in the construction of light commercial facilities and dealer inventory reductions.

▪	Sales for petroleum applications increased 4 percent with an increase in turbine sales, which reflected increased customer spending in natural gas pipeline and compression equipment.

▪	Sales for marine applications increased 26 percent with increased demand for supply vessels in support of petroleum offshore drilling.

▪	Sales for industrial applications increased 10 percent in small and medium-sized product due to increased demand in agricultural and mining applications as a result of high commodity prices.

EAME – Sales increased $758 million, or 33 percent.

▪	Sales volume increased $459 million.

▪	Price realization increased $136 million.

▪	Currency benefited sales by $163 million.

▪
Sales for petroleum applications increased 106 percent based on strong demand for engines used in drilling and production.  Turbine and turbine-related services increased to support gas transmission applications in Europe and the Middle East and oil and gas applications in Africa.

▪
Sales for electric power applications increased 25 percent with increased demand for small to medium-sized units selling into Africa/Middle East.  High oil prices drove sales of larger units in Saudi Arabia, Nigeria and other Persian Gulf states.  The power crisis in South Africa has also generated increased sales for power generation.  Turbine sales increased as a result of large power plant projects.

▪
Sales for industrial applications increased 16 percent with strong demand for agriculture and other types of OEM machines.  This demand has been driven by good economic conditions and high agricultural commodity prices.

▪	Sales for marine applications increased 22 percent with higher demand for workboats and commercial vessels.

Asia/Pacific – Sales increased $430 million, or 49 percent.

▪	Sales volume increased $345 million.

▪	Price realization increased $53 million.

▪	Currency benefited sales by $32 million.

▪
Sales for petroleum applications increased 71 percent as Chinese drill rig builders continued to manufacture at record high levels and to support increased demand from Asian shipyards in support of offshore drilling.

▪	Sales of electric power engines increased 28 percent with increased demand for large gas generator sets for Southeast Asia and China.

▪
Sales for industrial applications increased 86 percent driven by sales in Australia into mining and irrigation sectors and by sales in New Zealand into compressed natural gas applications.  Smaller product benefited from sales to Chinese and Korean industrial OEMs.

▪	Sales for marine applications increased 17 percent with continued strong demand for workboat and offshore shipbuilding. Large diesel demand grew in the offshore and general cargo industries.

Latin America – Sales increased $192 million, or 38 percent.

▪	Sales volume increased $175 million.

▪	Price realization increased $17 million.

▪
Sales for petroleum applications increased 71 percent driven by the energy crisis in Argentina, which increased demand for on-site power generation to support oil production.  Demand in Venezuela also increased to support drilling and production.  Turbines and turbine-related services increased for gas transmission applications in South America.

▪	Sales of electric power engines increased 19 percent as delivery began on projects in Chile and Brazil.

▪	Sales for on-highway truck applications increased 32 percent as industry demand strengthened in advance of the mid-year 2008 emissions changes in the region.

Financial Product Revenues - Revenues of $1.644 billion increased $206 million, or 14 percent, from the six months ended June 30, 2007.

▪	Growth in average earning assets increased revenues $211 million, which was partially offset by a decrease of $70 million due to lower interest rates on new and existing finance receivables.

▪	Revenues from earned premiums at Cat Insurance increased $40 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between June 2007 YTD (at left) and June 2008 YTD (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with its Board of Directors and employees.  The bar entitled Other includes the operating profit impact of consolidating adjustments and Machinery and Engines other operating expenses.

Operating profit for the six months ended June 30, 2008 of $2.818 billion was $465 million higher than the six months ended June 30, 2007 as improved price realization and higher sales volume were partially offset by higher costs and the unfavorable impact of currency.  Sales volume includes the impact of a negative mix of product.

Manufacturing costs rose $314 million, or about 1.8 percent compared with the first half of 2007, primarily due to higher material, freight and warranty costs.  The increase in material was due to higher steel and commodity prices, and freight increased primarily due to higher fuel costs.  We continue to experience capacity-related challenges in our manufacturing operations and supply chain.

SG&A and R&D costs were up $168 million to support growth and significant new product programs.  While SG&A and R&D have increased, they were lower as a percentage of sales.

Currency had a $116 million unfavorable impact on operating profit as the benefit to sales was more than offset by the negative impact on costs.

Operating Profit by Principal Line of Business
(Millions of dollars)			Six Months Ended June 30, 2007	Six Months Ended June 30, 2008	$ Change	% Change
Machinery		1	$1,458	$1,345	$(113)	(8)%
Engines	1		726	1,265	539	74%
Financial Products			351	361	10	3%
Consolidating Adjustments			(182)	(153)	29
Consolidated Operating Profit			$2,353	$2,818	$465	20%

1	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $1.345 billion was down $113 million, or 8 percent, from the six months ended June 30, 2007.  Improved price realization and higher sales volume were more than offset by higher costs and the unfavorable impact of currency.  Sales volume includes the impact of a negative mix of product.

▪
Engines operating profit of $1.265 billion was up $539 million, or 74 percent, from the six months ended June 30, 2007.  The favorable impacts of improved price realization, higher sales volume and the absence of a second quarter 2007 charge of $44 million to recognize previously unrecorded liabilities related to a subsidiary pension plan were partially offset by higher costs.

▪
Financial Products operating profit of $361 million was up $10 million, or 3 percent, from the six months ended June 30, 2007.  The increase was primarily attributable to a $68 million impact from higher average earning assets, partially offset by a $40 million increase in the provision for credit losses at Cat Financial and an $18 million unfavorable impact from various other operating items.

OTHER PROFIT/LOSS ITEMS

▪	Other income/(expense) was income of $187 million compared with income of $181 million for the six months ended June 30, 2007.

▪
The provision for income taxes in the first six months of 2008 reflects an estimated annual tax rate of 31.5 percent, excluding the discrete item discussed below, compared to 32 percent for the first six months of 2007 and 30 percent for the full-year 2007.  The increase over 2007 is attributable to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

The provision for income taxes for 2008 also includes a discrete benefit of $47 million due to a change in tax status of a non-U.S. subsidiary allowing indefinite reinvestment of undistributed profits and reversal of U.S. tax previously recorded.

▪
Equity in profit/(loss) of unconsolidated affiliated companies was income of $21 million compared with income of $24 million for the six months ended June 30, 2007.  Reduced profit at SCM and other affiliates more than offset the absence of a $13 million after-tax charge for net adjustments that were identified during 2007 due diligence procedures related to a transaction that would result in Caterpillar owning a majority stake in SCM.

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

8.
Integrated Service Businesses – A service business or a business containing an important service component.  These businesses include, but are not limited to, aftermarket parts, Cat Financial, Cat Insurance, Progress Rail, Solar Turbines Customer Services, Cat Logistics, OEM Solutions and Cat Reman.

9.	Latin America – Geographic region including Central and South American countries and Mexico.
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

11.
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

13.	Machinery and Engines Other Operating Expenses – Comprised primarily of gains (losses) on disposal of long-lived assets and long-lived asset impairment charges.
14.
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

16.
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

Liquidity & Capital Resources

Sources of funds

We generate our capital resources primarily through operations. For the first half of 2008, consolidated operating cash flow was $1.91 billion.  For the first half of 2007, consolidated operating cash flow was  $3.24 billion.  The change of $1.33 billion is primarily the result of the timing of receivable collections of North American sales in 2008 compared with 2007, partially offset by an increase in accounts payable to support increased inventory and capital spending.  We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 60.

Total debt as of June 30, 2008, was $31.0 billion, an increase of $2.6 billion from year-end 2007. Debt related to Machinery and Engines of $3.94 billion decreased $67 million versus December 31, 2007.  Debt related to Financial Products of $27.06 billion increased $2.63 billion from December 31, 2007 due to growth in Cat Financial’s portfolio.  We have three global credit facilities with a syndicate of banks totaling $6.55 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs.  Based on management's allocation decision, which can be revised at any time, the portion of the facilities available to Cat Financial at June 30, 2008 was $5.55 billion.  The five-year facility of $1.62 billion, which expires in September 2012, has not changed from December 2007.  The five-year facility of $2.98 billion expires in September 2011.  A 364-day facility of $1.95 billion expires in September 2008, and is expected to be renewed.  At June 30, 2008, there were no borrowings under these lines.  Our total credit commitments as of June 30, 2008 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products
Credit lines available:
Global credit facility	$6,550	$1,000	$5,550
Other external	3,687	1,062	2,625
Total credit lines available	10,237	2,062	8,175
Less: Global credit facility supporting commercial paper	(4,846)	—	(4,846)
Less: Utilized credit	(1,663)	(117)	(1,546)
Available credit	$3,728	$1,945	$1,783

Machinery and Engines

Net cash provided by operating activities was $1.48 billion during the first half of 2008 compared to $1.48 billion for the same period a year ago. Despite higher profit, operating cash flow remained flat due to unfavorable timing of receivable collections and higher working capital requirements.  Increases in inventory impacted operating cash flow for both periods as we continue to experience capacity related challenges in our manufacturing operations and supply chain.  We are focused on improving the flow of quality product with the execution of the Caterpillar Production System.

Capital expenditures, excluding equipment leased to others, during the six months ended June 30, 2008 were $804 million, an increase of $229 million from the same period a year ago.  The expenditures were primarily used to replace and upgrade existing production assets, facilitate additional expansion of manufacturing capacity, and support new product introductions. Cash used for acquisitions (net of cash acquired) was $111 million.

Pursuant to the Board-authorized stock repurchase program which expires on December 31, 2011, 19.4 million shares were repurchased at a cost of $1.4 billion for the six months ended June 30, 2008.  Through June 2008, $3.3 billion of the $7.5 billion authorized has been spent.  Basic shares outstanding as of June 30, 2008 were 608.7 million.

Dividends paid totaled $444 million for the first half of 2008, representing a quarterly dividend rate of 36 cents per share.  On June 11, 2008, we increased the quarterly cash dividend 17 percent to 42 cents per share payable August 20, 2008 to stockholders of record at the close of business on July 21, 2008.

A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt-to-capital ratio.  Debt-to-Capital is defined as short-term borrowings, long-term debt due within one year, and long-term debt due after one year (debt) divided by the sum of debt and stockholders’ equity.  Debt also includes borrowings from Financial Products. At June 30, 2008, Machinery and Engines’ debt-to-capital was 31.7 percent, better than our current target range of 35 to 45 percent.

Financial Products

Operating cash flow was $628 million through the first half of 2008, compared with $478 million for the same period a year ago.  Net cash used for investing activities was $2.69 billion for the first half of 2008, compared to a $104 million use of cash for the same period in 2007.  This change is primarily a result of greater cash requirements due to increased portfolio growth.  Net cash provided by financing activities was $2.10 billion for the first half of 2008, compared to a use of cash of $406 million for the first half of 2007, primarily due to increased funding requirements related to the increased portfolio growth.

Recent global credit market conditions have not had a significant impact on Cat Financial's access to liquidity but have resulted in market-wide increased credit spreads on new term debt issuance.  Term debt issuance has continued to attract strong investor demand. Commercial paper market access has remained favorable overall, with consistent demand and attractive pricing for our issuance in the United States.  Internationally, Cat Financial commercial paper demand and overall pricing levels have been acceptable.

Financial Products total borrowings were $27.06 billion at June 30, 2008, an increase of $2.63 billion from December 31, 2007 due to growth in Cat Financial’s portfolio.  Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio.  At the end of the second quarter, past dues were 3.35 percent compared with 2.36 percent at the end of 2007 and 2.09 percent at the end of second quarter 2007.  The increase is primarily due to the continued softening of the U.S. housing industry.  We expect there will be continued upward pressure on U.S. past dues throughout 2008.

Write-offs net of recoveries were $19 million for the second quarter of 2008 compared with $12 million for the second quarter of 2007.  This increase has been driven by the downturn in U.S. housing industry and 18 percent growth in Cat Financial's average retail finance receivable portfolio.  For the first six months of 2008, bad debt write-offs net of recoveries were $39 million compared with $27 million for the first six months of 2007. As a percentage of Cat Financial's retail finance receivable portfolio, we expect that bad debt write-offs through the remainder of 2008 will be higher than 2007 but near five-year historical averages.

At the end of the second quarter 2008, Cat Financial's allowance for credit losses totaled $391 million, an increase of $56 million from the second quarter of 2007.  The increase is mostly attributable to growth in the retail finance receivable portfolio and also includes $6 million from increasing the allowance rate from 1.39 percent to 1.41 percent of net finance receivables.

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

Post-sale discount reserve — We provide discounts to dealers and OEMs through merchandising programs that are administered by our marketing groups.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  OEM programs provide discounts designed to encourage the use of our engines. The cost of discounts is estimated based on historical experience and planned changes in merchandising programs and is reported as a reduction to sales when the product sale is recognized.  The amount of accrued post-sale discounts was $833 million and $669 million as of June 30, 2008 and December 31, 2007, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

EMPLOYMENT

Caterpillar’s worldwide employment was 105,322 in second quarter 2008, up 9,007 from 96,315 in second quarter 2007. Of the increase, approximately 3,400 were the result of acquisitions. The remaining increase of approximately 5,600 employees primarily supported growth, increased volumes and new product introductions.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions, and although penalties could potentially exceed $100,000, management does not believe that this issue will have a material adverse impact on our financial position.

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

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries which are considered indefinitely reinvested.  It is reasonably possible that a change in assertion related to undistributed profits of certain non-U.S. subsidiaries will be made in the next year.  We do not expect these changes to have an adverse impact on our consolidated financial position, liquidity or results of operations.

Retirement Benefits

We recognized pension expense of $47 million and $94 million for the three and six months ended June 30, 2008, as compared to $121 million and $197 million for the three and six months ended June 30, 2007. The decrease in expense was primarily a result of the absence of a $44 million charge in 2007 to recognize previously unrecorded liabilities related to a subsidiary pension plan and lower amortization of net actuarial losses due to higher discount rates and better than expected asset returns. SFAS 87, "Employers' Accounting for Pensions", as amended by SFAS 158, requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation.  This increase is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial loss.  SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of June 30, 2008, actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $2.62 billion. The majority of the actuarial losses are due to several years of declining discount rates, partially offset by asset gains in recent years.

Other postretirement benefit expense was $71 million and $143 million for the three and six months ended June 30, 2008, as compared to $75 million and $150 million for the three and six months ended June 30, 2007.  The decrease in expense is primarily the result of lower amortization of net actuarial losses due to higher discount rates. Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $721 million at June 30, 2008.  These losses mainly reflect several years of declining discount rates and increases in expected health care inflation.

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

Due to poor performance of the equity markets, the value of our pension and other postretirement fund assets has declined during 2008. SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Based on quarter-end plan asset values and assumed discount rate, we would be required to recognize an increase in our underfunded status of approximately $1.5 billion at December 31, 2008. This would result in an increase in our Liability for postretirement benefits of approximately $1.5 billion and a decrease in Accumulated other comprehensive income of approximately $1.0 billion after-tax.  Final determination will only be known on the measurement date, which is December 31, 2008.  The adjustment amount is dependent on several factors including the discount rate, actual returns on plan assets and benefit plan changes.

Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2008, we made $215 million of contributions to our U.S. and non-U.S. pension plans during the six months ended June 30, 2008 and we currently anticipate additional contributions of approximately $215 million during the remainder of the year.  We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Engines – The Machinery and Engines data contained in the schedules on pages 52 to 59 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.  Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 52 to 59 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	1	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$12,797		$12,797	$—	$—
Revenues of Financial Products	827		—	910	(83)	2
Total sales and revenues	13,624		12,797	910	(83)

Operating costs:
Cost of goods sold	10,036		10,036	—	—
Selling, general and administrative expenses	1,074		925	154	(5)	3
Research and development expenses	415		415	—	—
Interest expense of Financial Products	279		—	279	—	4
Other operating expenses	295		(9)	311	(7)	3
Total operating costs	12,099		11,367	744	(12)

Operating profit	1,525		1,430	166	(71)

Interest expense excluding Financial Products	70		70	—	—	4
Other income (expense)	75		(18)	22	71	5

Consolidated profit before taxes	1,530		1,342	188	—

Provision for income taxes	434		386	48	—
Profit of consolidated companies	1,096		956	140	—

Equity in profit (loss) of unconsolidated affiliated companies	10		10	—	—
Equity in profit of Financial Products' subsidiaries	—		140	—	(140)	6

Profit	$1,106		$1,106	$140	$(140)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	1	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$10,613		$10,613	$—	$—
Revenues of Financial Products	743		—	846	(103)	2
Total sales and revenues	11,356		10,613	846	(103)

Operating costs:
Cost of goods sold	8,300		8,300	—	—
Selling, general and administrative expenses	968		853	120	(5)	3
Research and development expenses	350		350	—	—
Interest expense of Financial Products	279		—	279	—
Other operating expenses	246		(10)	263	(7)	3
Total operating costs	10,143		9,493	662	(12)

Operating profit	1,213		1,120	184	(91)

Interest expense excluding Financial Products	80		83	—	(3)	4
Other income (expense)	70		(36)	18	88	5

Consolidated profit before taxes	1,203		1,001	202	—

Provision for income taxes	385		316	69	—
Profit of consolidated companies	818		685	133	—

Equity in profit (loss) of unconsolidated affiliated companies	5		4	1	—
Equity in profit of Financial Products' subsidiaries	—		134	—	(134)	6

Profit	$823		$823	$134	$(134)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	1	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$23,776		$23,776	$—	$—
Revenues of Financial Products	1,644		—	1,822	(178)	2
Total sales and revenues	25,420		23,776	1,822	(178)

Operating costs:
Cost of goods sold	18,645		18,645	—	—
Selling, general and administrative expenses	2,033		1,757	288	(12)	3
Research and development expenses	784		784	—	—
Interest expense of Financial Products	563		—	565	(2)	4
Other operating expenses	577		(20)	608	(11)	3
Total operating costs	22,602		21,166	1,461	(25)

Operating profit	2,818		2,610	361	(153)

Interest expense excluding Financial Products	144		144	—	—	4
Other income (expense)	187		(2)	36	153	5

Consolidated profit before taxes	2,861		2,464	397	—

Provision for income taxes	854		736	118	—
Profit of consolidated companies	2,007		1,728	279	—

Equity in profit (loss) of unconsolidated affiliated companies	21		21	—	—
Equity in profit of Financial Products' subsidiaries	—		279	—	(279)	6

Profit	$2,028		$2,028	$279	$(279)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	1	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$19,934		$19,934	$—	$—
Revenues of Financial Products	1,438		—	1,645	(207)	2
Total sales and revenues	21,372		19,934	1,645	(207)

Operating costs:
Cost of goods sold	15,436		15,436	—	—
Selling, general and administrative expenses	1,858		1,638	230	(10)	3
Research and development expenses	690		690	—	—
Interest expense of Financial Products	550		—	551	(1)	4
Other operating expenses	485		(14)	513	(14)	3
Total operating costs	19,019		17,750	1,294	(25)

Operating profit	2,353		2,184	351	(182)

Interest expense excluding Financial Products	159		163	—	(4)	4
Other income (expense)	181		(36)	39	178	5

Consolidated profit before taxes	2,375		1,985	390	—

Provision for income taxes	760		629	131	—
Profit of consolidated companies	1,615		1,356	259	—

Equity in profit (loss) of unconsolidated affiliated companies	24		22	2	—
Equity in profit of Financial Products' subsidiaries	—		261	—	(261)	6

Profit	$1,639		$1,639	$261	$(261)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At June 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	1	Products	Adjustments
Assets
Current assets:
Cash and short-term investments	$782		$478	$304	$—
Receivables - trade and other	9,297		4,963	996	3,338	2,3
Receivables - finance	8,025		—	11,920	(3,895)	3
Deferred and refundable income taxes	866		780	86	—
Prepaid expenses and other current assets	585		547	51	(13)	4
Inventories	8,303		8,303	—	—
Total current assets	27,858		15,071	13,357	(570)
Property, plant and equipment – net	10,394		7,086	3,308	—
Long-term receivables – trade and other	705		106	31	568	2,3
Long-term receivables – finance	14,795		—	15,393	(598)	3
Investments in unconsolidated affiliated companies	641		672	—	(31)	5
Investments in Financial Products subsidiaries	—		4,282	—	(4,282)	6
Noncurrent deferred and refundable income taxes	1,523		1,765	59	(301)	7
Intangible assets	492		488	4	—
Goodwill	1,994		1,994	—	—
Other assets	2,051		316	1,735	—
Total assets	$60,453		$31,780	$33,887	$(5,214)

Liabilities
Current liabilities:
Short-term borrowings	$6,329		$563	$6,259	$(493)	8
Accounts payable	5,357		4,950	471	(64)	9
Accrued expenses	3,633		2,221	1,425	(13)	10
Accrued wages, salaries and employee benefits	938		924	14	—
Customer advances	1,814		1,814	—	—
Dividends payable	256		256	—	—
Other current liabilities	1,043		953	101	(11)	7
Long-term debt due within one year	7,024		172	6,852	—
Total current liabilities	26,394		11,853	15,122	(581)
Long-term debt due after one year	17,643		3,667	14,006	(30)	8
Liability for postemployment benefits	4,836		4,836	—	—
Other liabilities	2,110		1,954	476	(320)	5,7
Total liabilities	50,983		22,310	29,604	(931)
Commitments and Contingencies
Stockholders' equity
Common stock	2,897		2,897	860	(860)	6
Treasury stock	(10,730)		(10,730)	—	—
Profit employed in the business	18,918		18,918	2,845	(2,845)	6
Accumulated other comprehensive income (loss)	(1,615)		(1,615)	578	(578)	6
Total stockholders' equity	9,470		9,470	4,283	(4,283)
Total liabilities and stockholders' equity	$60,453		$31,780	$33,887	$(5,214)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of receivables between Machinery and Engines and Financial Products.
[3]	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]	Elimination of Machinery and Engines’ investment in Financial Products subsidiary.
[6]	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
[7]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[8]	Elimination of debt between Machinery and Engines and Financial Products.
[9]	Elimination of payables between Machinery and Engines and Financial Products.
[10]	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	1	Products	Adjustments
Assets
Current assets:
Cash and short-term investments	$1,122		$862	$260	$—
Receivables - trade and other	8,249		4,715	525	3,009	2,3
Receivables - finance	7,503		—	10,961	(3,458)	3
Deferred and refundable income taxes	816		746	70	—
Prepaid expenses and other current assets	583		565	39	(21)	4
Inventories	7,204		7,204	—	—
Total current assets	25,477		14,092	11,855	(470)
Property, plant and equipment – net	9,997		6,782	3,215	—
Long-term receivables – trade and other	685		90	30	565	2,3
Long-term receivables – finance	13,462		—	14,057	(595)	3
Investments in unconsolidated affiliated companies	598		610	12	(24)	5
Investments in Financial Products subsidiaries	—		3,948	—	(3,948)	6
Noncurrent deferred and refundable income taxes	1,553		1,803	68	(318)	7
Intangible assets	475		471	4	—
Goodwill	1,963		1,963	—	—
Other assets	1,922		293	1,629	—
Total assets	$56,132		$30,052	$30,870	$(4,790)

Liabilities
Current liabilities:
Short-term borrowings	$5,468		$187	$5,556	$(275)	8
Accounts payable	4,723		4,518	373	(168)	9
Accrued expenses	3,178		1,932	1,273	(27)	10
Accrued wages, salaries and employee benefits	1,126		1,108	18	—
Customer advances	1,442		1,442	—	—
Dividends payable	225		225	—	—
Other current liabilities	951		867	105	(21)	7
Long-term debt due within one year	5,132		180	4,952	—
Total current liabilities	22,245		10,459	12,277	(491)
Long-term debt due after one year	17,829		3,669	14,190	(30)	[8]
Liability for postemployment benefits	5,059		5,058	1	—
Other liabilities	2,116		1,983	454	(321)	5,7
Total liabilities	47,249		21,169	26,922	(842)
Commitments and Contingencies
Stockholders' equity
Common stock	2,744		2,744	860	(860)	6
Treasury stock	(9,451)		(9,451)	—	—
Profit employed in the business	17,398		17,398	2,566	(2,566)	6
Accumulated other comprehensive income (loss)	(1,808)		(1,808)	522	(522)	6
Total stockholders' equity	8,883		8,883	3,948	(3,948)
Total liabilities and stockholders' equity	$56,132		$30,052	$30,870	$(4,790)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of receivables between Machinery and Engines and Financial Products.
[3]	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]	Elimination of Machinery and Engines’ investment in Financial Products subsidiary.
[6]	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
[7]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[8]	Elimination of debt between Machinery and Engines and Financial Products.
[9]	Elimination of payables between Machinery and Engines and Financial Products.
[10]	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For The Six Months Ended June 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	1	Products	Adjustments
Cash flow from operating activities:
Profit	$2,028		$2,028	$279	$(279)	2
Adjustments for non-cash items:
Depreciation and amortization	952		573	379	—
Undistributed profit of Financial Products	—		(279)	—	279	3
Other	202		192	(146)	156	4
Changes in assets and liabilities:
Receivables - trade and other	(1,137)		(657)	(20)	(460)	4,5
Inventories	(1,009)		(1,009)	—	—
Accounts payable and accrued expenses	1,023		748	159	116	4
Customer advances	210		210	—	—
Other assets - net	(93)		(48)	(19)	(26)	4
Other liabilities - net	(271)		(278)	(4)	11	4
Net cash provided by (used for) operating activities	1,905		1,480	628	(203)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(814)		(804)	(10)	—
Expenditures for equipment leased to others	(699)		—	(710)	11	4
Proceeds from disposals of property, plant and equipment	449		18	431	—
Additions to finance receivables	(7,099)		—	(19,164)	12,065	5
Collections of finance receivables	4,748		—	15,846	(11,098)	5
Proceeds from sales of finance receivables	696		—	1,471	(775)	5
Net intercompany borrowings	—		220	(433)	213	6
Investments and acquisitions (net of cash acquired)	(111)		(111)	—	—
Proceeds from sales of available-for-sale securities	173		12	161	—
Investments in available-for-sale securities	(230)		(11)	(219)	—
Other – net	56		116	(60)	—
Net cash provided by (used for) investing activities	(2,831)		(560)	(2,687)	416

Cash flow from financing activities:
Dividends paid	(444)		(444)	—	—
Common stock issued, including treasury shares reissued	116		116	—	—
Payment for stock repurchase derivative contracts	(38)		(38)	—	—
Treasury shares purchased	(1,362)		(1,362)	—	—
Excess tax benefit from stock-based compensation	53		53	—	—
Net intercompany borrowings	—		433	(220)	(213)	6
Proceeds from debt issued (original maturities greater than three months)	9,158		110	9,048	—
Payments on debt (original maturities greater than three months)	(6,530)		(133)	(6,397)	—
Short-term borrowings (original maturities three months or less) – net	(393)		(62)	(331)	—
Net cash provided by (used for) financing activities	560		(1,327)	2,100	(213)
Effect of exchange rate changes on cash	26		23	3	—

Increase (decrease) in cash and short-term investments	(340)		(384)	44	—
Cash and short-term investments at beginning of period	1,122		862	260	—
Cash and short-term investments at end of period	$782		$478	$304	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.
[3]	Non-cash adjustment for the undistributed earnings from Financial Products.
[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]	Net proceeds and payments to/from Machinery and Engines and Financial Products.

Caterpillar Inc. Supplemental Data for Cash Flow For The Six Months Ended June 30, 2007 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	1	Products	Adjustments
Cash flow from operating activities:
Profit	$1,639		$1,639	$261	$(261)	2
Adjustments for non-cash items:
Depreciation and amortization	849		512	337	—
Undistributed profit of Financial Products	—		(261)	—	261	3
Other	71		47	(146)	170	4
Changes in assets and liabilities:
Receivables - trade and other	927		(117)	(20)	1,064	4,5
Inventories	(691)		(691)	—	—
Accounts payable and accrued expenses	14		(86)	36	64	4
Customer advances	352		352	—	—
Other assets - net	(300)		(255)	2	(47)	4
Other liabilities - net	375		337	8	30	4
Net cash provided by (used for) operating activities	3,236		1,477	478	1,281

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(582)		(575)	(7)	—
Expenditures for equipment leased to others	(621)		—	(627)	6	4
Proceeds from disposals of property, plant and equipment	208		13	196	(1)	4
Additions to finance receivables	(6,356)		—	(17,369)	11,013	5
Collections of finance receivables	5,233		—	16,846	(11,613)	5
Proceeds from sales of finance receivables	84		—	777	(693)	5
Net intercompany borrowings	—		35	(29)	(6)	6
Investments and acquisitions (net of cash acquired)	(174)		(181)	—	7	7
Proceeds from sales of available-for-sale securities	119		7	112	—
Investments in available-for-sale securities	(217)		(8)	(209)	—
Other – net	285		81	206	(2)	7
Net cash provided by (used for) investing activities	(2,021)		(628)	(104)	(1,289)

Cash flow from financing activities:
Dividends paid	(386)		(386)	—	—
Common stock issued, including treasury shares reissued	223		223	(2)	2	7
Treasury shares purchased	(1,017)		(1,017)	—	—
Excess tax benefit from stock-based compensation	97		97	—	—
Net intercompany borrowings	—		29	(35)	6	6
Proceeds from debt issued (original maturities greater than three months)	5,259		43	5,216	—
Payments on debt (original maturities greater than three months)	(5,453)		(49)	(5,404)	—
Short-term borrowings (original maturities three months or less) - net	86		267	(181)	—
Net cash provided by (used for) financing activities	(1,191)		(793)	(406)	8
Effect of exchange rate changes on cash	8		4	4	—

Increase (decrease) in cash and short-term investments	32		60	(28)	—
Cash and short-term investments at beginning of period	530		319	211	—
Cash and short-term investments at end of period	$562		$379	$183	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.
[3]	Non-cash adjustment for the undistributed earnings from Financial Products.
[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]	Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7]	Change in investment and common stock related to Financial Products.

2008 Outlook

We expect world economic growth to average less than 3 percent this year, the slowest growth rate since 2003.  We expect that developing economies will continue with strong growth, offsetting much of the weakness in North America and Europe.

▪
Most developed countries shifted their focus to inflation and are holding or raising interest rates.  Economies are slowing, and financial markets remain distressed.  Eventually central banks will return to cutting interest rates, but it will likely be too late to help economies this year.  Growth in the developed economies should average about 1.5 percent, the slowest pace since 2002.

▪
Many developing economies are experiencing increased inflation, and some have tightened economic policies.  However, most countries have moved cautiously, and policies remain expansive.  We expect strong growth in construction to continue.

▪
The West Texas Intermediate oil price hit a new high this year, and we assume the price will average $120 per barrel for the year.  We expect that oil prices will average about 16 percent higher in the last half of 2008 as compared with the first half, and that should have a continuing positive impact on drilling activity and pipeline construction.

▪
We expect the Australian thermal coal price will average almost $140 per metric ton this year, with about a 16 percent increase from the first half to the second half of 2008.  Australian prices have been setting the tone for other regional coal prices, so coal miners worldwide should invest to increase production.

▪
Most metals prices advanced in the first half due to strong demand and supply disruptions.  We expect some improvement in supplies in the second half, but prices overall should remain attractive for new investment.

North American economies should grow about 1 percent in 2008.

▪
Employment reports, manufacturing and service surveys and sales of large consumer items suggest more distress in the economy than do gross domestic product (GDP) accounts.  Employment likely will decline further making it difficult for the economy to avoid a recession.  We expect the U.S. economy will grow about 1 percent this year.

▪
Continued financial market distress and the weak economy suggest the Fed will eventually need to shift its focus back to addressing those problems.  We are assuming at least one more rate cut later this year.

▪
We see no sign of a recovery in housing. Starts averaged a 1.03 million unit rate in the first half, with permits even lower.  For the full year, we expect starts to be slightly under one million units—the lowest level since 1945.

▪
Nonresidential construction starts should decline about 1 percent this year in response to rising vacancy rates, declining capacity utilization and tighter lending standards.  Declines in commercial property values will likely create additional problems for banks.

▪	Coal mining and oil and natural gas should remain positive for the rest of the year, since we assume prices will average higher in the second half than in the first half.

▪
The Canadian economy unexpectedly declined in the first quarter, the second quarter of weak activity.  Despite the possibility of recession, high metals and energy prices should benefit mining and the oil sands.

Economic growth in Europe should slow to below 2 percent this year, the slowest growth since 2003.

▪
Inflation concerns prompted the European Central Bank (ECB) to raise interest rates to 4.25 percent and the Bank of England (BoE) to hold its target rate at 5 percent.  We assume a weakening economy will cause the ECB to reverse policy and cut rates by at least 25 basis points before year-end. We also expect that the BoE will cut rates 25 basis points.

▪
Interest rates at 4 percent for the past year have taken a toll on euro-zone economies, with surveys suggesting a very weak second quarter.  We expect euro-zone economic growth of 1.6 percent this year and economic growth of 1.7 percent for the United Kingdom.

▪	Higher interest rates and some softening in home prices caused residential building permits to decline. We assume the two-year decline in housing permits will continue for the rest of this year.

▪	Growth in nonresidential construction slowed in the first quarter, and surveys suggest further slowing will occur. Infrastructure construction should hold up better than building construction.

Economic growth in the developing economies should be slightly below 6.5 percent in 2008, a percentage point lower than last year.

▪
Growth in Africa/Middle East should be 5.5 percent, slightly higher than last year.  We expect most governments will maintain expansive policies, which will benefit economic growth at the cost of higher inflation.  The recent surge in oil prices will sustain construction booms in the oil producing countries.

▪
We expect the CIS economy will grow at 7.5 percent, down from 9 percent in 2007.  Inflation is a growing problem, but central banks have reacted slowly.  Expansive economic policies and high commodity prices should benefit construction, mining and energy development.

▪
Growth in the Latin American economies should be 4.5 percent this year, a percentage point lower than last year.  Most countries raised interest rates to address higher inflation, but we do not expect significant impacts on growth this year.  Higher metals prices should encourage more investment in mining.

▪
The Asia/Pacific region should grow 7.5 percent this year, down from more than 8 percent last year.  Both China and India tightened economic policies numerous times, but impacts on growth have been quite small.  We project more than 10 percent growth in China and more than 8 percent growth in India.  Growth in most other countries should slow slightly.  Construction and mining should continue to do well throughout the region.

Sales & Revenue Outlook

The 2008 outlook for sales and revenues reflects another record year for 2008, with sales and revenues at about $50 billion.  The outlook reflects continuing weakness in North America and a decline in expectations for Europe.

Sales and Revenues 2008 vs. 2007

We expect that North America will be the weakest region for growth this year, with sales and revenues flat to up 3 percent.  The overall economy and construction activity will likely remain weak throughout 2008, and dealer sales of new machines are expected to decline substantially in 2008.  The factors that are helping offset the impact of very difficult economic conditions in North America are:

▪
In 2007, dealers reduced their machine inventories by about $1.1 billion, resulting in company sales to North American dealers lower than dealer sales to end customers.  While we expect dealer sales to end users to decline again in 2008, company sales will benefit as a result of substantially lower forecasted changes to dealer inventories than we experienced in 2007.

▪
Sales related to energy and mining remain strong and are expected to improve again in 2008.  Coal mining in the United States is particularly strong, with rising coal prices and increasing exports driving the improvement.

▪	While the industry for on-highway truck engines is still very weak as a result of very slow growth in the U.S. economy, we expect our sales to improve from the depressed levels of 2007.

Strong sales outside North America are being driven by solid economic growth in the developing world, continued investment in infrastructure throughout much of the world and commodity prices for metals, minerals and energy at levels that encourage our customers to invest.

Profit Outlook

We expect profit of about $6.00 per share in 2008, up from $5.37 in 2007, and our fifth consecutive year of record profit per share.  The prior outlook was a range of $5.64 to $6.18 per share with a mid-point of $5.91. During the past quarter, the elements that make up the profit forecast have changed somewhat. The outlook for sales volume and price realization has improved, but the impact on profit has been about offset by higher costs, primarily commodity-related material cost increases.

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

Changes in internal control over financial reporting
During the second quarter 2008, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors
We updated the risk factors included in our Form 10-K for the fiscal year ended December 31, 2007 (filed with the Securities and Exchange Commission on February 22, 2008) to remove the reference to tornado damage at our manufacturing facility in Oxford, Mississippi, after we determined that the disruption did not have a material impact on the company's 1st quarter 2008 results and will not likely have any such impact in future results of the company.  Additionally, we are further updating the risk factors included in our Form 10-K to include risks associated with meeting EPA Tier 4 nonroad diesel emission requirements applicable to the majority of our nonroad machinery and engine products commencing in 2011.

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

Environmental Regulations
Our facilities, operations and products are subject to increasingly stringent environmental laws and regulations, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of general, non-hazardous and hazardous waste materials. While we believe we are in compliance in all material respects with these environmental laws and regulations, we cannot ensure that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations, under present laws and regulations or those that may be adopted or imposed in the future.

Particularly, our engines are subject to extensive statutory and regulatory requirements governing exhaust emissions and noise, including standards imposed by the EPA, state regulatory agencies in the U.S. and other regulatory agencies around the world. For instance, governments may set new emissions standards that could impact our products and operations in ways that are difficult to anticipate with accuracy. Thus, significant changes in standards, or the adoption of new standards, have the potential to impact our results and leadership position negatively.

The EPA has adopted new and more stringent emission standards, including Tier 4 nonroad diesel emission requirements applicable to the majority of our nonroad machinery and engine products commencing in 2011.  We previously announced our intent to make our nonroad engines compliant with the new emission standards, including the Tier 4 emission requirements, by the stated deadline. Our strategy for compliance includes using certain technology with state of art integrated systems, as well as using the flexibility provided by the regulations.

Although we are executing comprehensive plans designed to meet Tier 4 emissions requirements, these plans are subject to many variables, including the timing of our Tier 4 engine development and new machine product introduction.  If we are unable to meet our plans as projected, it could delay or inhibit our ability to continue placing certain products on the market, which could negatively impact our financial results and competitive position.  While we view new emissions standards such as the Tier 4 requirements as significant challenges, we are confident in our ability to comply with them, leverage the breadth of our product line, and make opportunities out of those challenges.  We do not at this time have reason to believe these challenges will negatively impact our financial results and competitive position.

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

Impact of Acquisitions
We may from time to time engage in acquisitions involving some potential risks, including failure to successfully integrate and realize the expected benefits of such acquisitions.  For example, with any past or future acquisitions, there is the possibility that:

▪	the business culture of the acquired business may not match well with our culture;
▪	technological and product synergies, economies of scale and cost reductions may not occur as expected;
▪	the company may acquire or assume unexpected liabilities;
▪	unforeseen difficulties may arise in integrating operations and systems;
▪	the company may fail to retain and assimilate employees of the acquired business;
▪
higher than expected finance costs due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

▪	the company may experience problems in retaining customers and integrating customer bases.

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

Risks to Global Operations
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, countries with political and economic instability, exposing our business operations to certain political and economic risks inherent in operating in some countries. These risks include:

▪	changes in regulations; imposition of currency restrictions and other restraints;
▪	imposition of burdensome tariffs and quotas;
▪	national and international conflict, including terrorist acts; and
▪	economic downturns, political instability and war or civil unrest may severely disrupt economic activity in affected countries.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (dollars in billions)
April 1-30, 2008	—	$—	—	$4.940	1
May 1-31, 2008	600,000	$81.77	600,000	$4.891	1
June 1-30, 2008	8,533,000	$75.96	8,533,000	$4.243	1
Total	9,133,000	$76.34	9,133,000

1		In February 2007, the Board of Directors authorized a $7.50 billion stock repurchase program over the next five years, expiring on December 31, 2011.

In connection with our stock repurchase program, we entered into capped call transactions (“call”) with a major bank for an aggregate of 6.0 million shares.  During 2008, we paid the bank premiums of $38 million for the establishment of calls for 2.5 million shares, which was accounted for as a reduction to stockholders’ equity.  A call permits us to reduce share repurchase price volatility by providing a floor and cap on the price at which the shares can be repurchased.  The floor, cap and strike prices for the calls were based upon the average purchase price paid by the bank to purchase our common stock to hedge these transactions.  Each call will mature and be exercisable within one year after the call was established.  If we exercise a call, we can elect to settle the transaction with the bank by physical settlement (paying cash and receiving shares), cash settle (receiving a net amount of cash) or net share settlement (receiving a net amount of shares).  We will continue to use open market purchases in conjunction with capped call transactions to repurchase our stock.

During the six months ended June 30, 2008, $100 million of cash was used to repurchase 1.8 million shares pursuant to calls exercised under this program.  Premiums previously paid associated with these exercised calls were $28 million.  The following table summarizes the call contracts outstanding as of June 30, 2008:

Stock Repurchase Derivative Contracts Outstanding at June 30, 2008

				per share
Contract Date	Number of Shares	Expiration Date	Net Premiums Paid (millions)	Lower Strike Price	Upper Strike Price
October 2007	1,000,000	October 2008	$17	$58.00	$88.00
November 2007	700,000	September 2008	11	58.00	88.00
November 2007	800,000	August 2008	12	53.60	80.40
January 2008	700,000	September 2008	10	51.00	78.00
January 2008	1,000,000	December 2008	16	50.00	80.00
Total Outstanding	4,200,000		$66	54.09	82.98

Other Purchases of Equity Securities

	Total Number of Shares		Average Price	Total Number of Shares Purchased	Approximate Dollar Value of Shares that may yet be Purchased
Period	Purchased	1	Paid per Share	Under the Program	under the Program
April 1-30, 2008	4,648		$76.51	NA	NA
May 1-31, 2008	1,070		$81.13	NA	NA
June 1-30, 2008	441		$81.96	NA	NA
Total	6,159		$77.70

[1]			Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our foreign employees.  As of June 30, 2008, those plans had approximately 11,600 participants in the aggregate.  During the second quarter of 2008, approximately 243,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Caterpillar Inc. was held on June 11, 2008, for the purpose of electing directors and voting on the proposals described below.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.  A plurality vote of the shares present at the meeting was required for election of directors.  An affirmative vote of the majority (50 percent or greater) of shares present at the meeting (quorum) was required for approval of all other proposals.  Abstentions and broker non-votes have the effect of a vote against matters other than director elections.  Quorum exists if at least one-third of Caterpillar stockholders are present in person or by proxy at the meeting.  Abstentions and broker non-votes are counted as present for establishing a quorum.

Proposal 1 - Election of Directors All of management's nominees for Class I directors as listed in the proxy statement were ELECTED with the following vote:
	Shares Voted "FOR"	Shares "WITHHELD"	Broker Non-Votes
W. Frank Blount	511,159,973	32,224,641	N/A
John R. Brazil	525,042,090	18,342,524	N/A
Eugene V. Fife	526,337,851	17,046,763	N/A
Gail D. Fosler	526,397,833	16,986,780	N/A
Peter A. Magowan	522,898,631	20,485,983	N/A
The Class I directors received an average affirmative vote of 96.13%. Class II and III directors that were not up for election will continue in office for the remainder of their terms.

Proposal 2 - Ratification of Independent Registered Public Accounting Firm
A management proposal requesting ratification of Independent Registered Public Accounting Firm received the affirmative vote of 96.26% of the shares present at the meeting and PASSED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
523,064,364	8,022,256	12,297,993	N/A

Proposal 3 - Stockholder Proposal – Annual Election of Directors
A stockholder proposal requesting the Board of Directors to elect all directors annually received the affirmative vote of 54.94% of the shares present at the meeting and PASSED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
298,552,700	131,597,336	12,918,090	100,316,487

Proposal 4 - Stockholder Proposal – Director Election Majority Vote Standard
A stockholder proposal requesting the Board of Directors to adopt majority vote standard received the affirmative vote of 34.42% of the shares present at the meeting and FAILED TO PASS with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
187,012,686	242,537,413	13,518,028	100,316,487

Proposal 5 - Stockholder Proposal – Foreign Military Sales
A stockholder proposal requesting the Board of Directors to prepare a report on foreign military sales received the affirmative vote of 3.38% of the shares present at the meeting FAILED TO PASS with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
18,354,487	351,991,283	72,722,356	100,316,487

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
3.2	Bylaws amended and restated as of February 11, 2004 (incorporated by reference from Exhibit 3.3 to the Form 10-Q filed for the quarter ended March 31, 2004).
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

10.11
Local Currency Addendum to the Five-Year Credit Agreement dated September 21, 2006 among Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c., the Local Currency Banks named therein, Citibank, N.A.,  and Citibank International plc (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 26, 2006).

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

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2008).
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
August 1, 2008	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

August 1, 2008	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

August 1, 2008	/s/ Bradley M. Halverson	Controller
(Bradley M. Halverson)

August 1, 2008	/s/ James B. Buda	Vice President, General Counsel and Secretary
(James B. Buda)

August 1, 2008	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)