Form 10-Q
period 2008-09-30
CATERPILLAR INC
filed 2008-10-31
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At September 30, 2008, 603,233,837 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	September 30,
	2008	2007
Sales and revenues:
Sales of Machinery and Engines	$12,148	$10,668
Revenues of Financial Products	833	774
Total sales and revenues	12,981	11,442

Operating costs:
Cost of goods sold	9,704	8,270
Selling, general and administrative expenses	1,061	938
Research and development expenses	437	357
Interest expense of Financial Products	291	289
Other operating expenses	315	275
Total operating costs	11,808	10,129

Operating profit	1,173	1,313

Interest expense excluding Financial Products	59	69
Other income (expense)	138	51

Consolidated profit before taxes	1,252	1,295

Provision for income taxes	395	395
Profit of consolidated companies	857	900

Equity in profit (loss) of unconsolidated affiliated companies	11	27

Profit	$868	$927

Profit per common share	$1.43	$1.45

Profit per common share – diluted [1]	$1.39	$1.40

Weighted average common shares outstanding (millions)
- Basic	607.0	638.3
- Diluted [1]	624.8	660.0

Cash dividends declared per common share	$—	$—

[1]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Nine Months Ended
	September 30,
	2008	2007
Sales and revenues:
Sales of Machinery and Engines	$35,924	$30,602
Revenues of Financial Products	2,477	2,212
Total sales and revenues	38,401	32,814

Operating costs:
Cost of goods sold	28,349	23,706
Selling, general and administrative expenses	3,094	2,796
Research and development expenses	1,221	1,047
Interest expense of Financial Products	854	839
Other operating expenses	892	760
Total operating costs	34,410	29,148

Operating profit	3,991	3,666

Interest expense excluding Financial Products	203	228
Other income (expense)	325	232

Consolidated profit before taxes	4,113	3,670

Provision for income taxes	1,249	1,155
Profit of consolidated companies	2,864	2,515

Equity in profit (loss) of unconsolidated affiliated companies	32	51

Profit	$2,896	$2,566

Profit per common share	$4.72	$4.00

Profit per common share – diluted [1]	$4.57	$3.87

Weighted average common shares outstanding (millions)
- Basic	613.2	641.0
- Diluted [1]	633.2	662.7

Cash dividends declared per common share	$.78	$.66

[1]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and short-term investments	$2,138	$1,122
Receivables – trade and other	9,580	8,249
Receivables – finance	8,094	7,503
Deferred and refundable income taxes	839	816
Prepaid expenses and other current assets	583	583
Inventories	9,290	7,204
Total current assets	30,524	25,477

Property, plant and equipment – net	11,817	9,997
Long-term receivables – trade and other	685	685
Long-term receivables – finance	15,024	13,462
Investments in unconsolidated affiliated companies	100	598
Noncurrent deferred and refundable income taxes	1,337	1,553
Intangible assets	536	475
Goodwill	2,234	1,963
Other assets	1,972	1,922
Total assets	$64,229	$56,132

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$1,858	$187
Financial Products	6,315	5,281
Accounts payable	5,149	4,723
Accrued expenses	3,668	3,178
Accrued wages, salaries and employee benefits	1,115	1,126
Customer advances	1,946	1,442
Dividends payable	—	225
Other current liabilities	1,112	951
Long-term debt due within one year:
Machinery and Engines	353	180
Financial Products	5,844	4,952
Total current liabilities	27,360	22,245

Long-term debt due after one year:
Machinery and Engines	4,265	3,639
Financial Products	15,529	14,190
Liability for postemployment benefits	4,796	5,059
Other liabilities	2,170	2,116
Total liabilities	54,120	47,249
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest (Note 16)	464	—
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (9/30/08 and 12/31/07 – 814,894,624) at paid-in amount	2,993	2,744
Treasury stock (9/30/08 – 211,660,787; 12/31/07 – 190,908,490) at cost	(11,109)	(9,451)
Profit employed in the business	19,673	17,398
Accumulated other comprehensive income (loss)	(1,912)	(1,808)
Total stockholders' equity	9,645	8,883
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$64,229	$56,132

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited) (Dollars in millions)
					Accumulated other comprehensive income (loss)
		Common	Treasury	Profit employed in the	Foreign currency	Pension & other post- retirement	Derivative financial instruments	Available- for-sale
	Nine Months Ended September 30, 2007	stock	stock	business	translation	benefits [1]	and other	securities	Total
	Balance at December 31, 2006	$2,465	$(7,352)	$14,593	$471	$(3,376)	$48	$10	$6,859
	Adjustment to adopt FIN 48	—	—	141	—	—	—	—	141
	Balance at January 1, 2007	2,465	(7,352)	14,734	471	(3,376)	48	10	7,000
	Profit	—	—	2,566	—	—	—	—	2,566
	Foreign currency translation	—	—	—	190	—	—	—	190
	Pension and other postretirement benefits
	Amortization of actuarial (gain) loss, net of tax of $91	—	—	—	—	171	—	—	171
	Amortization of prior service cost, net of tax of $7	—	—	—	—	13	—	—	13
	Amortization of transition asset/obligation, net of tax of $1	—	—	—	—	2	—	—	2
	Derivative financial instruments and other
	Gains (losses) deferred, net of tax of $19	—	—	—	—	—	34	—	34
	(Gains) losses reclassified to earnings, net of tax of $30	—	—	—	—	—	(52)	—	(52)
	Available-for-sale securities
	Gains (losses) deferred, net of tax of $9	—	—	—	—	—	—	14	14
	(Gains) losses reclassified to earnings, net of tax of $3	—	—	—	—	—	—	(6)	(6)
	Comprehensive income (loss)								2,932
	Dividends declared	—	—	(423)	—	—	—	—	(423)
	Common shares issued from treasury stock for stock-based compensation: 11,052,070	21	290	—	—	—	—	—	311
	Stock-based compensation expense	125	—	—	—	—	—	—	125
	Tax benefits from stock-based compensation	148	—	—	—	—	—	—	148
	Shares repurchased: 20,900,000	—	(1,485)	—	—	—	—	—	(1,485)
	Balance at September 30, 2007	$2,759	$(8,547)	$16,877	$661	$(3,190)	$30	$18	$8,608

	Nine Months Ended September 30, 2008
	Balance at December 31, 2007	$2,744	$(9,451)	$17,398	$749	$(2,594)	$19	$18	$8,883
	Adjustment to adopt measurement date
provisions of FAS 158, net of tax	2	—	—	(33)	—	17	—	—	(16)
	Balance at January 1, 2008	2,744	(9,451)	17,365	749	(2,577)	19	18	8,867
	Profit	—	—	2,896	—	—	—	—	2,896
	Foreign currency translation, net of tax of $107	—	—	—	(234)	(3)	—	—	(237)
	Pension and other postretirement benefits
	Amortization of actuarial (gain) loss, of FAS 158, net of tax of $61	—	—	—	—	113	—	—	113
	Amortization of prior service cost, net of tax of $0	—	—	—	—	1	—	—	1
	Amortization of transition asset/obligation, net of tax of $1	—	—	—	—	1	—	—	1
	Derivative financial instruments and other
	Gains (losses) deferred, net of tax of $63	—	—	—	—	—	90	—	90
	(Gains) losses reclassified to earnings, net of tax of $16	—	—	—	—	—	(18)	—	(18)
	Available-for-sale securities
	Gains (losses) deferred, net of tax of $39	—	—	—	—	—	—	(72)	(72)
	(Gains) losses reclassified to earnings, net of tax of $1	—	—	—	—	—	—	1	1
	Comprehensive income (loss)								2,775
	Dividends declared	—	—	(475)	—	—	—	—	(475)
	Common shares issued from treasury stock for stock-based compensation: 4,514,729	8	120	—	—	—	—	—	128
	Stock-based compensation expense	163	—	—	—	—	—	—	163
	Tax benefits from stock-based compensation	54	—	—	—	—	—	—	54
Shares repurchased: 25,267,026	3	—	(1,778)	—	—	—	—	—	(1,778)
	Stock repurchase derivative contracts	24	—	—	—	—	—	—	24
Cat Japan share redemption	4	—	—	(113)	—	—	—	—	(113)
	Balance at September 30, 2008	$2,993	$(11,109)	$19,673	$515	$(2,465)	$91	$(53)	$9,645

[1]
Pension and other postretirement benefits include net adjustments for Caterpillar Japan Limited (Cat Japan) of $1 million and $(3) million for the nine months ended September 30, 2008 and 2007, respectively.  The ending balances were $53 million and $40 million at September 30, 2008 and 2007, respectively.  See Note 16 regarding the Cat Japan share redemption.

[2]	Adjustments to profit employed in the business and pension and other postemployment benefits were net of tax of $(17) million and $9 million, respectively.
[3]	Amount consists of $1,716 million of cash-settled purchases and $62 million of derivative contracts.
[4]	See Note 16 regarding the Cat Japan share redemption.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Dollars in millions)
	Nine Months Ended
	September 30,
	2008	2007
Cash flow from operating activities:
Profit	$2,896	$2,566
Adjustments for non-cash items:
Depreciation and amortization	1,453	1,301
Other	84	38
Changes in assets and liabilities:
Receivables – trade and other	(676)	850
Inventories	(1,380)	(715)
Accounts payable and accrued expenses	790	268
Customer advances	321	541
Other assets – net	154	(89)
Other liabilities – net	(372)	670
Net cash provided by (used for) operating activities	3,270	5,430

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,362)	(969)
Expenditures for equipment leased to others	(1,082)	(971)
Proceeds from disposals of property, plant and equipment	754	302
Additions to finance receivables	(11,168)	(9,797)
Collections of finance receivables	7,402	7,908
Proceeds from sales of finance receivables	710	800
Investments and acquisitions (net of cash acquired)	(139)	(130)
Proceeds from sales of available-for-sale securities	292	196
Investments in available-for-sale securities	(270)	(286)
Other – net	116	336
Net cash provided by (used for) investing activities	(4,747)	(2,611)

Cash flow from financing activities:
Dividends paid	(700)	(617)
Common stock issued, including treasury shares reissued	128	311
Payment for stock repurchase derivative contracts	(38)	—
Treasury shares purchased	(1,716)	(1,485)
Excess tax benefit from stock-based compensation	55	143
Proceeds from debt issued (original maturities greater than three months)
- Machinery and Engines	49	125
- Financial Products	13,971	7,381
Payments on debt (original maturities greater than three months)
- Machinery and Engines	(173)	(169)
- Financial Products	(10,715)	(7,754)
Short-term borrowings (original maturities three months or less) – net	1,646	(374)
Net cash provided by (used for) financing activities	2,507	(2,439)
Effect of exchange rate changes on cash	(14)	—
Increase (decrease) in cash and short-term investments	1,016	380

Cash and short-term investments at beginning of period	1,122	530
Cash and short-term investments at end of period	$2,138	$910

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2008 and 2007, (b) the consolidated financial position at September 30, 2008 and December 31, 2007, (c) the consolidated changes in stockholders' equity for the nine month periods ended September 30, 2008 and 2007, and (d) the consolidated statement of cash flow for the nine month periods ended September 30, 2008 and 2007.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

Comprehensive income is comprised of profit, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities and pension and other postretirement benefits. Total comprehensive income for the three months ended September 30, 2008 and 2007 was $571 million and $1,067 million, respectively. Total comprehensive income for the nine months ended September 30, 2008 and 2007 was $2,775 million and $2,932 million, respectively.

The December 31, 2007 financial position data included herein is derived from the audited consolidated financial statements included in the 2007 Form 10-K, but does not include all disclosures required by U.S. GAAP.

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

FIN 48 – In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, we adopted the provisions of FIN 48 as of January 1, 2007.  The following table summarizes the effect of the initial adoption of FIN 48.

Initial adoption of FIN 48
	January 1, 2007 Prior to FIN 48 Adjustment	FIN 48 Adjustment	January 1, 2007 Post FIN 48 Adjustment
(Millions of dollars)
Deferred and refundable income taxes	$733	$82	$815
Noncurrent deferred and refundable income taxes	1,949	211	2,160
Other current liabilities	1,145	(530)	615
Other liabilities	1,209	682	1,891
Profit employed in the business	14,593	141	14,734

SFAS 157 – In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the statement expands disclosures about fair value measurements. In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this Statement for one year for certain nonfinancial assets and nonfinancial liabilities (see below) and (2) removed certain leasing transactions from the scope of the Statement.  We applied this new accounting standard to all other fair value measurements effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial statements. See Note 15 for additional information.

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

FSP 157-3 – In October 2008, the FASB issued FASB Staff Position on Statement 157 "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies how FAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value.  It also reaffirms the notion of fair value as the exit price as of the measurement date.  FSP 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued.  This new accounting standard has been adopted for our financial statements ended September 30, 2008.  The adoption of FSP157-3 did not have a material impact on our financial statements.

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

Adoption of SFAS 158 year-end measurement date
	January 1, 2008 Prior to SFAS 158 Adjustment	SFAS 158 Adjustment	January 1, 2008 Post SFAS 158 Adjustment
(Millions of dollars)
Noncurrent deferred and refundable income taxes	$1,553	$8	$1,561
Liability for postemployment benefits	5,059	24	5,083
Accumulated other comprehensive income (loss)	(1,808)	17	(1,791)
Profit employed in the business	17,398	(33)	17,365

SFAS 159 – In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS No. 115.” SFAS 159 creates a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur.  We adopted this new accounting standard on January 1, 2008. We have not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value. Therefore, the adoption of SFAS 159 did not have a material impact on our financial statements.

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

SFAS 163 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (SFAS 163), “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (1) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (2) the insurance enterprise’s surveillance or watch list.  SFAS 163 will become effective for fiscal years beginning after December 15, 2008.  We will adopt this new accounting standard on January 1, 2009.  We do not expect the adoption to have a material impact on our financial statements.

3.	Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Our stock-based compensation primarily consists of stock options, stock-settled stock appreciation rights (SARs) and restricted stock units (RSUs).  We recognized pretax stock-based compensation cost in the amount of $56 million and $163 million for the three and nine months ended September 30, 2008, respectively; and $43 million and $125 million for the three and nine months ended September 30, 2007, respectively.

The following table illustrates the type and fair market value of the stock-based compensation awards granted during the nine month periods ended September 30, 2008 and 2007, respectively:

	2008		2007
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	4,476,095	$22.32	4,195,188	$20.73
Stock options	410,506	22.32	231,615	20.73
RSUs	1,511,523	69.17	1,282,020	59.94

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine month periods ended September 30, 2008 and 2007, respectively:

	Grant Year
	2008	2007
Weighted-average dividend yield	1.89%	1.68%
Weighted-average volatility	27.14%	26.04%
Range of volatilities	27.13-28.99%	26.03-26.62%
Range of risk-free interest rates	1.60-3.64%	4.40-5.16%
Weighted-average expected lives	8 years	8 years

As of September 30, 2008, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $167 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

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

As of September 30, 2008, $46 million of deferred net gains (net of tax) included in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Statement of Financial Position) are expected to be reclassified to current earnings ("Other income (expense)" in the Consolidated Statement of Results of Operations) over the next 12 months. The actual amount recorded in “Other income (expense)” will vary based on the exchange rates at the time the hedged transactions impact earnings.

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

Gains (losses) included in current earnings [Other income (expense)] on undesignated contracts:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2008	2007	2008	2007
Machinery and Engines	$33	$14	$32	$22
Financial Products	151	(42)	45	(52)
	$184	$(28)	$77	$(30)

Gains and losses on the Financial Products contracts above are designed to offset balance sheet translation gains and losses.

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

Since 2006, we entered into $400 million (notional amount) of interest rate swaps designated as fair value hedges of our fixed rate long-term debt. During the first quarter 2008, our Machinery and Engines operations liquidated all of these fixed-to-floating interest rate swaps.  The gain ($18 million remaining at September 30, 2008) is being amortized to earnings ratably over the remaining life of the hedged debt.

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

Financial Products liquidated fixed-to-floating interest rate swaps during 2006, 2005 and 2004, which resulted in deferred net gains.  These gains ($4 million remaining at September 30, 2008) are being amortized to earnings ratably over the remaining life of the hedged debt.

Gains (losses) included in current earnings [Other income (expense)]:
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2008	2007	2008	2007
Fixed-to-floating interest rate swaps
Machinery and Engines:
Gain (loss) on designated interest rate derivatives	$—	$14	$18	$9
Gain (loss) on hedged debt	—	(2)	(9)	—
Gain (loss) on liquidated swaps – included in interest expense	1	1	3	2

Financial Products:
Gain (loss) on designated interest rate derivatives	66	62	(2)	31
Gain (loss) on hedged debt	(55)	(64)	11	(33)
Gain (loss) on liquidated swaps – included in interest expense	—	1	1	2
	$12	$12	$22	$11

As of September 30, 2008, $12 million of deferred net losses included in equity ("Accumulated other comprehensive income (loss)" in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings ("Interest expense of Financial Products" in the Consolidated Statement of Results of Operations) over the next 12 months.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a four-year horizon. All such commodity forward and option contracts are undesignated.  There were no net gains or losses on undesignated contracts for the three or nine months ended September 30, 2007, and no contracts were outstanding during 2008.

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

During the three and nine months ended September 30, 2008, $119 million and $219 million of cash were used to repurchase 2.2 million shares and 4.0 million shares, respectively, pursuant to calls exercised under this program. Premiums previously paid associated with these exercised calls were $34 million and $62 million, respectively.  The following table summarizes the call contracts outstanding as of September 30, 2008:

Stock repurchase derivative contracts outstanding at September 30, 2008
				per share
Contract Date	Number of Shares	Expiration Date	Net Premiums Paid (Millions)	Lower Strike Price	Upper Strike Price
October 2007	1,000,000	October 2008	$17	$58.00	$88.00
January 2008	1,000,000	December 2008	16	50.00	80.00
Total Outstanding	2,000,000		$33	54.00	84.00

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	September 30,	December 31,
	2008	2007
Raw materials	$3,051	$2,474
Work-in-process	1,739	1,379
Finished goods	4,205	3,066
Supplies	295	285
Total inventories	$9,290	$7,204

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method have historically consisted primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan.  On August 1, 2008, SCM redeemed half of Mitsubishi Heavy Industries Ltd.’s (MHI’s) shares in SCM.  As a result, Caterpillar now owns 67 percent of the renamed entity, Caterpillar Japan Ltd. (Cat Japan).  Because Cat Japan is accounted for on a lag, Cat Japan’s August 1, 2008 financial position was consolidated on September 30, 2008.  Cat Japan’s results of operations will be consolidated in the fourth quarter.  See Note 16 for details on this share redemption.  In February 2008, we sold our 23 percent equity investment in A.S.V. Inc. (ASV) resulting in a $60 million pretax gain.  Accordingly, the September 30, 2008 financial position and equity investment amounts noted below do not include ASV or Cat Japan.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag) was as follows:

Results of Operations of unconsolidated affiliated companies:	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2008	2007	2008	2007

Sales	$1,285	$859	$3,455	$2,931
Cost of sales	1,063	697	2,863	2,367
Gross profit	222	162	592	564

Profit (loss)	$16	$23	$53	$113

Caterpillar's profit (loss)	$11	$27	$32	$51

Sales from SCM to Caterpillar for the three months ended September 30, 2008 and September 30, 2007 of $437 million and $460 million, respectively, and for the nine months ended September 30, 2008 and September 30, 2007 of $1,669 million and $1,232 million, respectively, are included in the affiliated company sales. In addition, SCM purchases of Caterpillar products were $95 million and $69 million for the three months ended September 30, 2008 and September 30, 2007, respectively, and $353 million and $202 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.

Second quarter 2007 Equity in profit of unconsolidated affiliated companies reflected a $13 million after tax charge for net adjustments related to revenue recognition, deferred tax valuation allowances and environmental liabilities that were identified during due diligence procedures with SCM. These adjustments were recorded by SCM in the third quarter 2007 and are reflected in the tables above.

Financial Position of unconsolidated affiliated companies:	September 30,	December 31,
(Millions of dollars)	2008	2007
Assets:
Current assets	$238	$2,062
Property, plant and equipment – net	225	1,286
Other assets	29	173
	492	3,521
Liabilities:
Current liabilities	222	1,546
Long-term debt due after one year	105	269
Other liabilities	24	393
	351	2,208
Ownership	$141	$1,313

Caterpillar's investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$70	$582
Plus: Investments in cost method companies	30	16
Total investments in unconsolidated affiliated companies	$100	$598

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	September 30, 2008	December 31, 2007
Customer relationships	18	$407	$366
Intellectual property	11	212	195
Other	11	113	81
Total finite-lived intangible assets – gross	15	732	642
Less: Accumulated amortization		(196)	(167)
Intangible assets – net		$536	$475

During the third quarter of 2008, the Cat Japan share redemption resulted in additional finite-lived intangible assets of $55 million.  During the second quarter of 2008, we acquired finite-lived intangible assets of $17 million due to the purchase of Lovat Inc.  See Note 16 for details on these business combinations.  Also during the second quarter of 2008, we acquired finite-lived intangible assets of $32 million from other acquisitions.

Amortization expense on intangible assets for the three and nine months ended September 30, 2008 was $12 million and $44 million, respectively.  Amortization expense for the three and nine months ended September 30, 2007 was $10 million and $30 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2008	2009	2010	2011	2012	Thereafter
$57	$60	$58	$49	$43	$313

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."  Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.  No goodwill was impaired or disposed of during the nine months ended September 30, 2008.

During the third quarter of 2008, the Cat Japan share redemption resulted in $199 million of goodwill.  Also during the third quarter of 2008, we acquired net assets with related goodwill of $41 million as part of the purchase of Gremada Industries, Inc.  During the second quarter of 2008, we acquired net assets with related goodwill of $22 million as part of the purchase of Lovat Inc.  See Note 16 for details on these business combinations.  Also during the second quarter of 2008, we acquired net assets with related goodwill of $8 million from other acquisitions.

The changes in carrying amount of the goodwill by reportable segment for the nine months ended September 30, 2008 were as follows:

	Building Construction	EAME	Electric	Heavy Construction	Industrial Power	Infrastructure	Large Power		Marine & Petroleum		All		Consolidated
(Millions of dollars)	Products	Operations	Power	& Mining	Systems	Development	Systems	2	Power	2	Other	1	Total
Balance at December 31, 2007	$4	$51	$203	$14	$478	$33	$569		$60		$551		$1,963
Business combinations	—	—	—	—	—	—	—		—		270		270
Other adjustments	—	—	—	—	—	—	—		—		1		1
Balance at September 30, 2008	$4	$51	$203	$14	$478	$33	$569		$60		$822		$2,234

1	All Other includes operating segments included in “All Other” category (See Note 13).
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

	September 30, 2008			December 31, 2007
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt	$317	$—	$317	$319	$1	$320
Corporate bonds	789	(67)	722	775	(4)	771
Equity securities	182	(16)	166	168	28	196
Total	$1,288	$(83)	$1,205	$1,262	$25	$1,287

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	September 30, 2008
	Less than 12 months		1	12 months or more		1	Total
(Millions of dollars)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
Government debt	$103	$1		$16	$1		$119	$2
Corporate bonds	519	45		127	22		646	67
Equity securities	94	23		6	4		100	27
Total	$716	$69		$149	$27		$865	$96

	December 31, 2007
	Less than 12 months		1	12 months or more		1	Total
(Millions of dollars)	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses		Fair Value	Unrealized Losses
Government debt	$22	$—		$96	$1		$118	$1
Corporate bonds	269	4		163	4		432	8
Equity securities	55	5		1	—		56	5
Total	$346	$9		$260	$5		$606	$14

[1]	Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at September 30, 2008, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$76
Due after one year through five years	$206
Due after five years through ten years	$204
Due after ten years	$553

Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2008 were $119 million and $292 million, respectively.  Proceeds from sales of investments in debt and equity securities during the three and nine months ended September 30, 2007 were $77 million and $196 million, respectively. Gross gains of $5 million and $16 million, and gross losses of $9 million and $18 million were included in current earnings for the three and nine months ended September 30, 2008, respectively.  Gross gains of $3 million and $9 million, and gross losses of $1 million and $2 million were included in current earnings for the three and nine months ended September 30, 2007, respectively.  Losses related to impairment write-downs during 2008 were not significant.

9.	Postretirement Benefits

A. Pension and postretirement benefit costs

(Millions of dollars)			U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
			September 30,		September 30,		September 30,
			2008	2007	2008	2007	2008	2007
For the three months ended:
Components of net periodic benefit cost:
Service cost			$49	$47	$22	$17	$22	$22
Interest cost			157	148	40	32	76	74
Expected return on plan assets			(220)	(210)	(50)	(40)	(34)	(33)
Amortization of:
Net asset existing at adoption of SFAS 87/106			—	—	1	—	—	—
Prior service cost /(credit)	1		8	14	1	2	(8)	(9)
Net actuarial loss /(gain)			33	53	8	13	16	20
Total cost included in operating profit			$27	$52	$22	$24	$72	$74

(Millions of dollars)			U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
			September 30,		September 30,		September 30,
			2008	2007	2008	2007	2008	2007
For the nine months ended:
Components of net periodic benefit cost:
Service cost			$149	$139	$64	$52	$65	$67
Interest cost			471	446	118	95	230	222
Expected return on plan assets			(661)	(630)	(150)	(122)	(103)	(98)
Amortization of:
Net asset existing at adoption of SFAS 87/106			—	—	1	1	1	1
Prior service cost /(credit)	1		24	43	3	5	(26)	(27)
Net actuarial loss /(gain)			100	160	24	40	48	59
Adjustment for subsidiary pension plan		2	—	44	—	—	—	—
Total cost included in operating profit			$83	$202	$60	$71	$215	$224

Weighted-average assumptions used to determine net cost:
Discount rate			5.8%	5.5%	5.3%	4.8%	5.8%	5.5%
Expected return on plan assets			9.0%	9.0%	7.6%	7.7%	9.0%	9.0%
Rate of compensation increase			4.5%	4.0%	4.0%	4.0%	4.4%	4.0%

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

Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2008, we made $328 million of contributions to pension plans during the nine months ended September 30, 2008 and we currently anticipate additional contributions of approximately $110 million during the remainder of the year.

As discussed in Note 2, we adopted the year-end measurement date provisions of SFAS 158 as of January 1, 2008.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2008	2007	2008	2007
U.S. Plans	$16	$39	$99	$142
Non-U.S. Plans	8	7	25	22
	$24	$46	$124	$164

10.	Guarantees and Product Warranty

We have guaranteed to repurchase loans of certain Caterpillar dealers from third-party lenders in the event of default. These guarantees arose in conjunction with Cat Financial's relationship with third-party dealers who sell Caterpillar equipment. These guarantees generally have one-year terms and are both secured and unsecured. Additionally, we have provided an indemnity to a third-party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers.  The bonds are issued to insure governmental agencies against nonperformance by certain Caterpillar dealers.

We provide loan guarantees to third-party lenders for financing associated with machinery purchased by customers. These guarantees have varying terms and are secured by the machinery. In addition, Cat Financial participates in standby letters of credit issued to third parties on behalf of their customers. These standby letters of credit have varying terms and beneficiaries and are secured by customer assets.

Cat Financial has provided a limited indemnity to a third-party bank for $27 million resulting from the assignment of certain leases to that bank. The indemnity is for the possibility that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees. At September 30, 2008 and December 31, 2007, the related liability was $15 million and $12 million, respectively. The maximum potential amounts of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30,	December 31,
	2008	2007
Guarantees with Caterpillar dealers	$608	$363
Guarantees with customers	143	53
Limited indemnity	27	30
Guarantees – other	42	39
Total guarantees	$820	$485

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2008
Warranty liability, January 1	$1,045
Reduction in liability (payments)	(796)
Increase in liability (new warranties)	924
Warranty liability, September 30	$1,173

(Millions of dollars)	2007
Warranty liability, January 1	$953
Reduction in liability (payments)	(906)
Increase in liability (new warranties)	998
Warranty liability, December 31	$1,045

11.	Computations of Profit Per Share

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)		2008	2007	2008	2007
I.	Profit for the period (A):	$868	$927	$2,896	$2,566

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	607.0	638.3	613.2	641.0
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	17.8	21.7	20.0	21.7
	Average common shares outstanding for fully diluted computation (C)	624.8	660.0	633.2	662.7

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$1.43	$1.45	$4.72	$4.00
	Assuming full dilution (A/C)	$1.39	$1.40	$4.57	$3.87

SARs and stock options to purchase 4,857,021 common shares were outstanding for both the three and nine months ended September 30, 2008, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For the nine months ended September 30, 2007, there were outstanding SARs and stock options to purchase 9,670,104 common shares, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive.  There were no antidilutive stock awards outstanding for the three months ended September 30, 2007.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is probable we will pay remedial costs at a site and those costs can be reasonably estimated, the costs are charged against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.  The amount recorded for environmental remediation is not material and is included in “Accrued expenses” in the Consolidated Statement of Financial Position.

We cannot reasonably estimate costs at sites in the very early stages of remediation.  Currently, we have a few sites in the very early stages of remediation and there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all sites in the aggregate, will be required.

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions and although penalties could potentially exceed $100,000, management does not believe that this issue will have a material adverse impact on our financial position.

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

On September 29, 2004, Kruse Technology Partnership (Kruse) filed a lawsuit against Caterpillar in the United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe upon certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies.  Kruse seeks monetary damages, injunctive relief and a finding that the alleged infringement by Caterpillar was willful.  Caterpillar denies Kruse's allegations, believes they are without merit and filed a counterclaim seeking a declaration from the court that Caterpillar is not infringing upon Kruse's patents and that the patents are invalid and unenforceable.  The counterclaim filed by Caterpillar is pending and a trial date has been scheduled for February 2009.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries which are considered indefinitely reinvested.  While uncertain, it is possible that we will change our assertion related to undistributed profits of certain non-U.S. subsidiaries in the near term resulting in the recognition of a significant tax benefit.

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

▪
Service divisions are cost centers primarily responsible for the performance of corporate functions and to provide centralized services.  They also perform certain support functions globally (e.g. Finance, Information Technology and Human Resources) that were previously included in product, component, manufacturing and machinery marketing divisions.

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

Due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131 requirements have limited value to external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 30.

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

EAME Operations: Primarily responsible for the manufacture of medium and large excavators, medium wheel loaders, articulated trucks, medium track-type tractors, wheel and small excavators and certain machine components in Europe, Africa and the Commonwealth of Independent States (CIS).  Also responsible for product management, development, manufacture, external sales and ongoing support of paving products and select work tools.

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

Infrastructure Development: Primarily responsible for product management, development, external sales and ongoing support of medium wheel loaders, medium and large excavators, motor graders, articulated trucks, powertrain components and wheeled excavators.

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

All Other:  Primarily includes activities such as: the regional manufacturing of construction and mining machinery and components in Latin America, North America and Asia; the design, manufacture, marketing, external sales and ongoing support of machinery and engine components, electronics and control systems; the design, manufacture, marketing, external sales and ongoing support of turbines; logistics services for Caterpillar and other companies; the design, manufacture, remanufacture, maintenance and services of rail-related products and services; remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the design, manufacture, external sales and ongoing support of forestry machinery; and the manufacturing of construction and mining machinery and components, marketing, external sales and ongoing support of machinery, engines and components in Japan.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated, external reporting. Please refer to pages 23 to 26 for financial information regarding significant reconciling items. Most of our reconciling items are self-explanatory given the above explanations of accounting differences. However, for the reconciliation of profit, we have grouped the reconciling items as follows:

▪	Cost centers: The costs related to service and machinery marketing divisions are primarily treated as cost centers and are not charged to segments.
▪
Corporate costs:  Certain corporate costs are not charged to our segments. These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

▪	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.
▪	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

Business Segments Three Months Ended September 30, (Millions of dollars)
	Machinery and Engines
2008	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$810	$233	$955	$2,451	$515	$2,445	$801	$1,085	$2,799	$12,094	$958	$13,052
Inter-segment sales & revenues	10	656	9	81	237	12	1,415	21	2,908	5,349	—	5,349
Total sales and revenues	$820	$889	$964	$2,532	$752	$2,457	$2,216	$1,106	$5,707	$17,443	$958	$18,401
Depreciation and amortization	$6	$24	$6	$2	$13	$1	$48	$4	$163	$267	$196	$463
Imputed interest expense	$5	$13	$6	$4	$6	$5	$15	$4	$91	$149	$294	$443
Accountable profit (loss)	$30	$29	$119	$430	$45	$200	$226	$149	$637	$1,865	$173	$2,038
Accountable assets at September 30, 2008	$625	$1,742	$883	$444	$829	$696	$1,941	$594	$15,088	$22,842	$33,057	$55,899
Capital Expenditures	$7	$46	$15	$—	$31	$—	$79	$17	$438	$633	$398	$1,031

	Machinery and Engines
2007	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$879	$220	$798	$2,247	$440	$2,068	$749	$739	$2,458	$10,598	$937	$11,535
Inter-segment sales & revenues	10	591	8	11	181	11	1,096	16	2,316	4,240	1	4,241
Total sales and revenues	$889	$811	$806	$2,258	$621	$2,079	$1,845	$755	$4,774	$14,838	$938	$15,776
Depreciation and amortization	$8	$24	$5	$1	$17	$1	$46	$4	$127	$233	$173	$406
Imputed interest expense	$5	$11	$6	$3	$5	$3	$14	$3	$79	$129	$293	$422
Accountable profit (loss)	$67	$73	$115	$472	$50	$264	$186	$56	$589	$1,872	$202	$2,074
Accountable assets at December 31, 2007	$648	$1,553	$826	$494	$715	$476	$1,740	$397	$11,141	$17,990	$30,571	$48,561
Capital Expenditures	$8	$40	$10	$—	$17	$—	$52	$7	$203	$337	$357	$694

Business Segments Nine Months Ended September 30, (Millions of dollars)
	Machinery and Engines
2008	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$2,724	$756	$2,560	$7,216	$1,566	$7,414	$2,480	$2,877	$8,191	$35,784	$2,900	$38,684
Inter-segment sales & revenues	38	2,193	22	157	681	51	3,841	52	8,318	15,353	6	15,359
Total sales and revenues	$2,762	$2,949	$2,582	$7,373	$2,247	$7,465	$6,321	$2,929	$16,509	$51,137	$2,906	$54,043
Depreciation and amortization	$18	$73	$17	$7	$41	$3	$136	$11	$456	$762	$575	$1,337
Imputed interest expense	$15	$38	$18	$11	$18	$14	$42	$9	$262	$427	$863	$1,290
Accountable profit (loss)	$248	$219	$301	$1,276	$174	$720	$729	$409	$1,996	$6,072	$572	$6,644
Accountable assets at September 30, 2008	$625	$1,742	$883	$444	$829	$696	$1,941	$594	$15,088	$22,842	$33,057	$55,899
Capital Expenditures	$19	$122	$29	$—	$68	$—	$229	$41	$832	$1,340	$1,118	$2,458

	Machinery and Engines
2007	Building Construction Products	EAME Operations	Electric Power	Heavy Construction & Mining	Industrial Power Systems	Infrastructure Development	Large Power Systems	Marine & Petroleum Power	All Other	Total Machinery & Engines	Financing & Insurance Services	Total
External sales and revenues	$2,397	$730	$2,204	$6,461	$1,297	$6,218	$2,222	$2,104	$6,755	$30,388	$2,725	$33,113
Inter-segment sales & revenues	31	1,860	8	43	522	38	3,236	43	7,015	12,796	2	12,798
Total sales and revenues	$2,428	$2,590	$2,212	$6,504	$1,819	$6,256	$5,458	$2,147	$13,770	$43,184	$2,727	$45,911
Depreciation and amortization	$23	$69	$17	$2	$50	$2	$129	$9	$367	$668	$493	$1,161
Imputed interest expense	$14	$33	$17	$8	$15	$10	$41	$11	$232	$381	$849	$1,230
Accountable profit (loss)	$150	$292	$261	$1,316	$123	$786	$531	$197	$1,688	$5,344	$590	$5,934
Accountable assets at December 31, 2007	$648	$1,553	$826	$494	$715	$476	$1,740	$397	$11,141	$17,990	$30,571	$48,561
Capital Expenditures	$21	$94	$13	$—	$47	$—	$141	$14	$480	$810	$991	$1,801

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2008:
Total external sales and revenues from business segments	$12,094	$958	$—		$13,052
Other	54	(61)	(64)	[1]	(71)
Total sales and revenues	$12,148	$897	$(64)		$12,981

Three Months Ended September 30, 2007:
Total external sales and revenues from business segments	$10,598	$937	$—		$11,535
Other	70	(74)	(89)	[1]	(93)
Total sales and revenues	$10,668	$863	$(89)		$11,442

[1]	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and Revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2008:
Total external sales and revenues from business segments	$35,784	$2,900	$—		$38,684
Other	140	(181)	(242)	[1]	(283)
Total sales and revenues	$35,924	$2,719	$(242)		$38,401

Nine Months Ended September 30, 2007:
Total external sales and revenues from business segments	$30,388	$2,725	$—		$33,113
Other	214	(217)	(296)	[1]	(299)
Total sales and revenues	$30,602	$2,508	$(296)		$32,814

[1]	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended September 30, 2008:
Total accountable profit from business segments	$1,865	$173	$2,038
Cost centers	(483)	—	(483)
Corporate costs	(275)	—	(275)
Timing	(89)	—	(89)
Methodology differences:
Inventory/cost of sales	(48)	—	(48)
Postretirement benefit expense	(28)	—	(28)
Financing costs	61	—	61
Equity in profit of unconsolidated affiliated companies	(12)	1	(11)
Currency	84	—	84
Other methodology difference	9	(6)	3
Total profit before taxes	$1,084	$168	$1,252

Three Months Ended September 30, 2007:
Total accountable profit from business segments	$1,872	$202	$2,074
Cost centers	(405)	—	(405)
Corporate costs	(237)	—	(237)
Timing	(18)	—	(18)
Methodology differences:
Inventory/cost of sales	8	—	8
Postretirement benefit expense	(56)	—	(56)
Financing costs	2	—	2
Equity in profit of unconsolidated affiliated companies	(26)	(1)	(27)
Currency	(4)	—	(4)
Other methodology difference	(37)	(5)	(42)
Total profit before taxes	$1,099	$196	$1,295

Reconciliation of Profit Before Taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Nine Months Ended September 30, 2008:
Total accountable profit from business segments	$6,072	$572	$6,644
Cost centers	(1,405)	—	(1,405)
Corporate costs	(912)	—	(912)
Timing	(182)	—	(182)
Methodology differences:
Inventory/cost of sales	(77)	—	(77)
Postretirement benefit expense	(71)	—	(71)
Financing costs	103	—	103
Equity in profit of unconsolidated affiliated companies	(33)	1	(32)
Currency	40	—	40
Other methodology difference	13	(8)	5
Total profit before taxes	$3,548	$565	$4,113

Nine Months Ended September 30, 2007:
Total accountable profit from business segments	$5,344	$590	$5,934
Cost centers	(1,246)	—	(1,246)
Corporate costs	(771)	—	(771)
Timing	(7)	—	(7)
Methodology differences:
Inventory/cost of sales	25	—	25
Postretirement benefit expense	(163)	—	(163)
Financing costs	(35)	—	(35)
Equity in profit of unconsolidated affiliated companies	(48)	(3)	(51)
Currency	32	—	32
Other methodology difference	(47)	(1)	(48)
Total profit before taxes	$3,084	$586	$3,670

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
September 30, 2008:
Total accountable assets from business segments	$22,842	$33,057	$—	$55,899
Items not included in segment assets:
Cash and short-term investments	965	1,173	—	2,138
Intercompany trade receivables	112	46	(158)	—
Trade and other receivables	202	—	—	202
Investment in unconsolidated affiliated companies	—	—	(33)	(33)
Investment in Financial Products	4,037	—	(4,037)	—
Deferred income taxes and prepaids	2,734	150	(467)	2,417
Intangible assets and other assets	1,190	65	—	1,255
Cost center assets	1,899	—	—	1,899
Liabilities included in segment assets	3,005	21	—	3,026
Inventory methodology differences	(2,590)	—	—	(2,590)
Other	316	(300)	—	16
Total assets	$34,712	$34,212	$(4,695)	$64,229

December 31, 2007:
Total accountable assets from business segments	$17,990	$30,571	$—	$48,561
Items not included in segment assets:
Cash and short-term investments	862	260	—	1,122
Intercompany trade receivables	366	113	(479)	—
Trade and other receivables	272	—	—	272
Investment in unconsolidated affiliated companies	461	—	(24)	437
Investment in Financial Products	3,948	—	(3,948)	—
Deferred income taxes and prepaids	2,701	138	(339)	2,500
Intangible assets and other assets	1,210	63	—	1,273
Cost center assets	1,765	—	—	1,765
Liabilities included in segment assets	2,664	20	—	2,684
Inventory methodology differences	(2,482)	—	—	(2,482)
Other	295	(295)	—	—
Total assets	$30,052	$30,870	$(4,790)	$56,132

14.	Securitizations

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

Cat Financial also sold certain finance receivables as part of their program in the third quarter of 2007.  Net cash proceeds received were $650 million and a net gain of $4 million was recorded in “Revenues of Financial Products”.  Retained interests include an interest in future cash flows (excess) with an initial fair value of $2 million and a reserve account with an initial fair value of $9 million.  Significant assumptions used to estimate the fair value of the retained interests include an 8.4 percent discount rate, a weighted-average prepayment rate of 14 percent and expected credit losses of 1.48 percent.

Cat Financial also retains servicing responsibilities for which they receive a fee of approximately 1 percent of the remaining value of the finance receivables.  A servicing asset or liability is generally not recorded since the servicing fee is considered market compensation.

During 2008, the assumptions used to determine the fair value of our retained interests in the 2006, 2007 and 2008 securitization transactions were revised.  The most significant revision was an increase in the credit loss assumption due to the continued softening of the U.S. housing industry.  This resulted in a $6 million and $13 million impairment charge to the retained interests for the three and nine months ended September 30, 2008, respectively.  The impairment charges were recorded in Revenues of Financial Products in the Consolidated Statement of Results of Operations.

During the third quarter of 2008, Cat Financial deposited $19 million into a supplemental reserve account for the 2007 securitization transaction to maintain the credit ratings assigned to the transaction,  as loss experiences have been higher than anticipated primarily due to the softening of the U.S. housing industry.  This resulted in an increase in the retained interests.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $68 million and $49 million at September 30, 2008 and December 31, 2007, respectively.

15.	Fair Value Measurements

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

When available, we use quoted market prices to determine fair value and we classify such measurements within Level 1.  In some cases where market prices are not available, we make use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and  currency rates.  These measurements are classified within Level 3.

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

Securitized retained interests
The fair value of securitized retained interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for credit losses, prepayment rates and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

Guarantees
The fair value of guarantees is based upon the premium we would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Assets and liabilities measured at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2008 are summarized below:

(Millions of dollars)	September 30, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities (long-term investments)	$176	$1,029	$—	$1,205
Derivative financial instruments	—	272	—	272
Securitized retained interests	—	—	68	68
Total Assets	$176	$1,301	$68	$1,545

Liabilities
Guarantees	$—	$—	$15	$15
Total Liabilities	$—	$—	$15	$15

Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2008.  These instruments, primarily related to Cat Financial, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2007	$49	$12
Total gains or losses (realized / unrealized)
Included in earnings	(7)	—
Included in other comprehensive income (loss)	(12)	—
Purchases, issuances and settlements	38	3
Balance at September 30, 2008	$68	$15

The amount of total net losses for the nine months ended September 30, 2008 included in earnings attributable to the change in unrealized gains and losses relating to assets still held at September 30, 2008 were $6 million on securitized retained interests.

Gains and losses included in earnings are reported in Revenues of Financial Products in the Consolidated Statement of Results of Operations.

16.	Business Combinations

Lovat Inc.
In April 2008, we acquired 100 percent of the equity in privately held Lovat Inc. (Lovat) for approximately $49 million.  Based in Toronto, Canada, Lovat is a leading manufacturer of tunnel boring machines used globally in the construction of subway, railway, road, sewer, water main, mine access and high voltage cable and telecommunications tunnels.  Expansion into the tunnel boring business is a strong fit with our strategic direction and the customers we serve around the world.

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

Gremada Industries Inc.
In July 2008, we acquired certain assets and assumed certain liabilities of Gremada Industries, Inc. (Gremada), a supplier to our remanufacturing business.  The cost of the acquisition was $62 million, consisting of $60 million paid at closing and an additional $2 million post-closing adjustment paid in August 2008.  Gremada is a remanufacturer of transmissions, torque converters, final drives and related components.  This acquisition increases our product and service offerings for our existing customers, while providing a platform for further growth opportunities.

This transaction was financed with available cash and commercial paper borrowings.  Net tangible assets acquired and liabilities assumed of $21 million were recorded at their fair values.  Goodwill of $41 million, deductible for income tax purposes, represents the excess cost over the fair value of net tangible and finite-lived intangible assets acquired.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the “All Other” category in Note 13.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Shin Caterpillar Mitsubishi Ltd. (SCM)
On August 1, 2008, SCM completed the first phase of a share redemption plan whereby SCM redeemed half of MHI’s shares in SCM for $464 million.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan).  Both Cat Japan and MHI have options, exercisable after five years, to require the redemption of the remaining shares owned by MHI, which if exercised, would make Caterpillar the sole owner of Cat Japan.  The share redemption plan is part of our comprehensive business strategy for expansion in the emerging markets of Asia and the Commonwealth of Independent States and will allow Cat Japan’s manufacturing, design and process expertise to be fully leveraged across the global Caterpillar enterprise.

The change in Caterpillar’s ownership interest from 50 percent to 67 percent was accounted for as a business combination.  The $464 million redemption price was assigned to 17 percent of Cat Japan’s assets and liabilities based upon their respective fair values as of the transaction date.  The revaluation resulted in an increase in property, plant and equipment of $90 million and an increase in inventory of $8 million over the book value of these assets.  Finite-lived intangible assets of $55 million were recognized and related primarily to customer relationships, intellectual property and trade names. These intangibles are being amortized on a straight-line basis over a weighted-average amortization period of approximately 9 years.  Deferred tax liabilities of $62 million were also recognized as part of the business combination. Goodwill of $199 million, non-deductible for income tax purposes, represents the excess of the redemption price over the 17 percent of Cat Japan’s net tangible and finite-lived intangible assets that were reported at their fair values. These values represent a preliminary allocation of the redemption price subject to finalization of fair value appraisals and other post-closing procedures.

Because Cat Japan is accounted for on a lag, we consolidated Cat Japan’s August 1, 2008 financial position on September 30, 2008.  We will begin consolidating Cat Japan’s results of operations in the fourth quarter. Including the amounts assigned as part of the business combination, the consolidation resulted in a net increase in assets of $2,401 million (primarily property, plant and equipment of $1,291 million, inventory of $640 million, receivables of $612 million, and goodwill and intangibles of $254 million partially offset by a $528 million reduction in investment in unconsolidated affiliates) and a net increase in liabilities of $2,050 million (including $1,388 million in debt).

Additionally, the remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. This redeemable noncontrolling interest was reported at its estimated future redemption value of $464 million with the difference between the $351 million book value of the 33 percent interest and the redemption value reported as a $113 million reduction of Profit employed in the business.

In subsequent reporting periods, the redeemable noncontrolling interest will continue to be reported at its estimated redemption value.  Any adjustment to the redemption value will impact Profit employed in the business, but will not impact Profit.  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.

Cat Japan’s financial position was included in the “All Other” category in Note 13.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Third-quarter sales and revenues were $12.981 billion, 13 percent higher than third quarter 2007 sales and revenues of $11.442 billion.  Profit per share for the third quarter 2008 was $1.39, down $0.01 from profit per share of $1.40 in the third quarter of 2007.

We are pleased to have set a new third-quarter sales and revenues record, particularly considering the recessionary conditions in North America and growing weakness in Europe and Japan. Demand in emerging markets and commodity prices at levels that encourage investment in mining and energy have helped offset negative economic conditions in much of the developed world.

Recent financial market turbulence has focused attention on the financial strength of businesses of all kinds. We have a strong balance sheet, a solid credit rating and we have had access to the capital we need to run our business.  That includes our captive finance company, Caterpillar Financial Services Corporation (Cat Financial).  Despite difficult market conditions, Cat Financial has had good access to capital and continues to offer lending options to our customers.  It is a tough environment, but we have a conservative business model which prudently manages risk and a great team that is executing well at Cat Financial.  When the dust settles, we are confident that our customers and stockholders will be well served by Cat Financial’s long-standing, sound lending practices.

Sales and revenues of $12.981 billion increased $1.539 billion from the third quarter of last year, $833 million from sales volume, $385 million from improved price realization, $262 million from the effects of currency and $59 million from higher Financial Products revenues.  The geographic mix of sales continued to shift outside North America with sales and revenues increasing 22 percent in other regions compared to 3 percent inside North America.  Sales and revenues outside North America represent 60 percent of total sales and revenues in the third quarter—up from 56 percent of the total one year ago.

Profit of $868 million was down $59 million from $927 million in the third quarter of 2007, a 6 percent decline, and profit per share was $1.39, a decrease of $0.01 from profit per share of $1.40 for the third quarter of 2007.  The decrease was the result of higher manufacturing costs, primarily for materials.

We expected that material and freight costs would increase in the second half of 2008, and they did in the third quarter.  Higher material costs, especially for steel, were the most significant headwind we faced in the quarter.

Outlook

We are maintaining our full-year outlook for 2008.  We expect sales and revenues to top $50 billion, up from $44.958 billion in 2007, and profit per share of about $6.00 per share, up from $5.37 per share in 2007.

The 2009 economic outlook is extremely uncertain at this time, with substantial turmoil in financial markets and unprecedented government intervention around the world.  Our current outlook for 2009 calls for sales and revenues to be about flat with our full-year 2008 results.  In 2009 we expect pockets of strength in global mining, energy markets and in the area of emerging market infrastructure development to offset acute weakness in North America, Europe and Japan.  Further, we are confident that our integrated service businesses, which have grown significantly this year, will offer revenue and earnings support in the coming year.  That said, given the recent economic turmoil, we will issue our 2009 profit per share outlook with our year-end release in January.  The world has experienced significant turbulence in financial markets, and we expect this will slow world economic growth over the next three or four quarters.  While we are encouraged by the coordinated response by governments and central banks around the world and believe the actions they have taken will restore global liquidity, the depth and duration of economic decline and the timing and strength of the recovery are very uncertain.  We are prepared for volatility, and we remain very positive about our longer-term growth prospects.  With our financial strength, global manufacturing and distribution network, our focus on the Caterpillar Production System powered by 6 Sigma and our diversified business portfolio, we are poised to strengthen our global leadership position during this challenging period.

Note: Glossary of terms included on pages 43-44; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2007

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between third quarter 2007 (at left) and third quarter 2008 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for third quarter 2008 were $12.981 billion, up $1.539 billion, or 13 percent, from third quarter 2007.  Machinery volume was up $591 million, and Engines volume was up $242 million, both driven by growth in emerging markets and our broad global footprint in industries like mining and energy.  Price realization improved $385 million, and currency had a positive impact on sales of $262 million.  In addition, Financial Products revenues increased $59 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
3rd Quarter 2007
Machinery	$7,123		$3,156		$2,166		$999		$802
Engines [1]	3,545		1,311		1,362		608		264
Financial Products [2]	774		520		118		63		73
	$11,442		$4,987		$3,646		$1,670		$1,139
3rd Quarter 2008
Machinery	$8,051	13%	$3,245	3%	$2,270	5%	$1,437	44%	$1,099	37%
Engines [1]	4,097	16%	1,400	7%	1,617	19%	757	25%	323	22%
Financial Products [2]	833	8%	491	(6)%	150	27%	108	71%	84	15%
	$12,981	13%	$5,136	3%	$4,037	11%	$2,302	38%	$1,506	32%

1
Does not include internal engines transfers of $738 million and $629 million in third quarter 2008 and 2007, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $64 million and $89 million in third quarter 2008 and 2007, respectively.

Machinery Sales – Sales of $8.051 billion increased $928 million, or 13 percent, from third quarter 2007.

▪	Sales volume increased $591 million, with the gain coming from developing economies. Most developed economies were weak, with several entering into recession.

▪	Price realization increased $164 million.

▪	Currency benefited sales by $173 million.

▪	Geographic mix between regions (included in price realization) was $3 million favorable.

▪
Dealers reported higher inventories in all regions, which was a positive for sales volume.  Inventories in months of supply were slightly higher than a year earlier, with Asia Pacific the only region to show a decrease.

▪	In North America, sales volume declined in response to weak U.S. construction and quarrying. Higher coal and crude oil prices benefited coal mining and oil sands development.

▪	Sales volume in Europe declined sharply from a year earlier as economies in the euro-zone and the United Kingdom were very weak. Both residential and nonresidential construction declined.

▪
Sales increased in the developing regions of Africa/Middle East, the Commonwealth of Independent States (CIS), Asia/Pacific and Latin America where most countries maintained healthy economic growth and increased exports.  Higher commodity prices and increased production of these commodities boosted government revenues resulting in continued construction spending and investment in oil, coal and metals production capacity.

North America – Sales increased $89 million, or 3 percent.

▪	Sales volume decreased $18 million.

▪	Price realization increased $107 million.

▪	Sales volume declined in response to lower demand from end users, particularly in the United States. Dealers reported higher inventories than a year earlier in both dollars and months of supply.

▪
The decline in sales volume resulted from ongoing weaknesses in construction and construction-related industries such as quarrying and forestry.  Energy-related industries, such as coal mining and oil sands, contributed positively.

▪
U.S. housing starts declined 32 percent from a year earlier, and the median price of new homes dropped more than 5 percent.  Lower employment, high mortgage interest rates, declining home prices and excessive stocks of unsold homes caused the decline in new construction.

▪
Orders for nonresidential construction declined 12 percent.  Negatives included rising vacancy rates, declining property prices, tighter credit conditions for businesses and increased pressure on state and local government budgets.

▪	The decline in construction in the United States caused nonmetals mining and quarry production to drop almost 16 percent from third quarter 2007.

▪
Coal prices more than doubled from a year earlier following price increases in Asia.  U.S. coal production increased 3 percent, largely to accommodate substantial increases in exports which rose more than 50 percent in the first half of the year.  Higher coal prices are encouraging Canadian miners to increase capital expenditures more than 70 percent this year.

▪
Oil prices averaged more than $115 per barrel in the quarter, which made further development of Canada’s oil sands attractive.  Capital expenditures should increase about 23 percent this year, the fifth consecutive year with an increase in excess of 20 percent.

EAME – Sales increased $104 million, or 5 percent.

▪	Sales volume decreased $17 million. Lower volume in Europe offset gains in both Africa/Middle East and the CIS.

▪	Price realization increased $17 million.

▪	Currency benefited sales by $104 million.

▪	Dealers reduced inventories during the quarter, which is normal, but inventories at the end of the quarter were higher than a year earlier in both dollars and months of supply.

▪
Sales declined significantly in both the euro-zone and the United Kingdom.  The combination of financial market turmoil, high interest rates and strong currencies caused these economies to slow abruptly.  Some economies within the euro-zone were in recession.

▪
Slower growth and high interest rates weakened construction.  Housing permits in the euro-zone were down 22 percent in the first half, and in the United Kingdom third-quarter housing orders fell 44 percent from a year earlier.  Third-quarter infrastructure construction in the euro-zone declined almost 4 percent.

▪
The sales increase in Africa/Middle East occurred largely in the oil producing countries.  Oil production increased almost 5 percent from a year earlier, and prices were up more than 70 percent.  Higher oil revenues enabled countries to spend more on construction and increase the drill rig count by 3 percent.

▪
Sales volume expanded in most countries in the CIS region.  The increase in oil prices offset a decline in production, allowing governments to spend more for construction.  Other positives included higher metals and coal prices.

Asia/Pacific – Sales increased $438 million, or 44 percent.

▪	Sales volume increased $382 million.

▪	Price realization increased $20 million.

▪	Currency benefited sales by $36 million.

▪	Dealers reported much higher inventories, which benefited sales. However, months of supply were slightly lower than a year earlier.

▪
Sales also benefited from higher customer demand as reported by dealers.  Good economic growth and favorable commodity prices led to increased demand, with most of the gain concentrated in China, Indonesia and Australia.

▪
Sales volume increased substantially in China, the result of the introduction of locally produced wheel loaders this year and growth in both construction and mining.  Spending increased 33 percent for housing construction and 18 percent for commercial construction.  Coal production was up 14 percent, and iron ore production rose 3 percent.

▪	Indonesia, the world’s largest thermal coal exporter, benefited from much higher coal prices. Construction has been increasing at about an 8 percent annual rate.

▪
High interest rates in Australia slowed economic growth and caused the housing sector to decline.  However, higher coal and iron ore prices led to more than 50 percent increases in exploration expenditures for both these commodities.  In addition, infrastructure construction increased 11 percent in the first half, in part to alleviate transportation problems resulting from increased mine output.

Latin America – Sales increased $297 million, or 37 percent.

▪	Sales volume increased $247 million.

▪	Price realization rose $17 million.

▪	Currency benefited sales by $33 million.

▪
Dealers reported significant additions to inventories during the quarter, which contributed to the gain in sales volume.  Inventories were higher than a year ago in both dollars and months of supply.  Inventories had been low, so the increase returned months of supply to more normal rates and supports future growth in dealer deliveries.

▪
Brazil was the biggest contributor to sales volume growth.  Although interest rates increased this year, the economy continued to benefit from the large rate reductions during the past two years.  As a result, construction increased over 9 percent in the first half.  The country’s large commodity sector grew rapidly, with oil production up more than 5 percent and mining output up more than 8 percent.

▪
In Mexico, energy revenues rose substantially due to higher oil prices and a 14 percent increase in natural gas production.  These higher revenues, along with some growth in construction, led to a large gain in sales volume.

▪	Sales volume increased in Colombia, largely as a result of much higher coal prices.

Engines Sales - Sales of $4.097 billion increased $552 million, or 16 percent, from third quarter 2007.

▪	Sales volume increased $242 million.

▪	Price realization increased $221 million.

▪	Currency benefited sales $89 million.

▪	Geographic mix between regions (included in price realization) was $2 million favorable.

▪	Dealer-reported inventories were up, and months of supply were up slightly, supporting stronger delivery rates.

North America – Sales increased $89 million, or 7 percent.

▪	Sales volume increased $9 million.

▪	Price realization increased $80 million.

▪	Sales for marine applications increased 68 percent, with strong demand for petroleum supply vessels to support offshore drilling.

▪	Sales for industrial applications increased 30 percent in small- and medium-sized product due to increased demand in agricultural and mining applications as a result of high commodity prices.

▪
Sales for on-highway truck applications increased 7 percent, which resulted from a slight improvement in the North American on-highway heavy-duty truck market compared with a very weak third quarter 2007.

▪
Sales for petroleum engine applications declined 3 percent due to a temporary pause in North American drill rig production.  Turbine sales for gas transmission projects were down due to timing of customer project schedules.  This was partially offset by an increase in turbine-related services.

▪	Sales for electric power applications were about the same as the third quarter of 2007.

EAME – Sales increased $255 million, or 19 percent.

▪	Sales volume increased $95 million.

▪	Price realization increased $85 million.

▪	Currency benefited sales by $75 million.

▪	Sales for electric power applications increased 20 percent, with strong demand in Africa/Middle East offsetting weaker demand in Europe and the CIS.

▪	Sales for marine applications increased 49 percent to support higher demand for workboats and commercial vessels.

▪	Sales for industrial applications increased 12 percent, with strong demand for agriculture and mining support equipment.

▪
Sales for petroleum applications increased 8 percent based on strong demand for engines used in drilling and production.  Turbine-related services were up as well but were offset by a decline in shipments of turbines for oil and gas production projects in the Middle East due to timing of customer project schedules.

Asia/Pacific – Sales increased $149 million, or 25 percent.

▪	Sales volume increased $88 million.

▪	Price realization increased $47 million.

▪	Currency benefited sales by $14 million.

▪	Sales for marine applications increased 49 percent, with continued strong demand for workboat and offshore shipbuilding.

▪	Sales of electric power engines increased 32 percent, with strong demand in gas generator sets for industrial power in Bangladesh and with demand for data and telecommunication centers in China.

▪
Sales for petroleum applications increased 11 percent in support of Chinese drill rig builders that continue to manufacture at record levels and to support increased demand from Asian shipyards in support of offshore drilling.   Sales of turbine-related services increased but were offset by a decline in shipments of turbines for oil and gas production projects due to timing of customer project schedules.

Latin America – Sales increased $59 million, or 22 percent.

▪	Sales volume increased $52 million.

▪	Price realization increased $7 million.

▪
Sales for petroleum applications increased 44 percent driven by strong demand for on-site power generation to support oil production across the region and to support drilling in Venezuela.  Turbines and turbine-related services increased for oil and gas production applications in Mexico.

▪	Sales of electric power engines increased 24 percent as strong demand was driven by high commodity prices and infrastructure investment.

▪
Sales for on-highway truck applications decreased 57 percent as a result of Original Equipment Manufacturer (OEM) customers working down inventory that was accumulated prior to emission law changes in the region.

Financial Products Revenues - Revenues of $833 million increased $59 million, or 8 percent, from the third quarter 2007.

▪	Growth in average earning assets increased revenues $101 million, which was partially offset by a decrease of $59 million due to lower interest rates on new and existing finance receivables.

▪	Revenues from earned premiums at Cat Insurance increased $20 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between third quarter 2007 (at left) and third quarter 2008 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other includes the operating profit impact of consolidating adjustments and Machinery and Engines other operating expenses.

Operating profit in third quarter 2008 of $1.173 billion was $140 million lower than third quarter 2007 as improved price realization and higher sales volume were more than offset by higher costs and the unfavorable impact of currency.

Manufacturing costs rose $442 million compared with third quarter 2007.  The majority of the manufacturing cost increase was driven by higher material and freight costs.  Material costs increased due to higher steel and commodity prices, and freight costs increased primarily due to higher fuel prices.  In addition, manufacturing labor and overhead costs increased to support capacity expansion and velocity initiatives.

Selling, General and Administrative (SG&A) and Research and Development (R&D) costs were up $158 million to support significant new product programs and growth.

Currency had a $65 million unfavorable impact on operating profit as the benefit to sales was more than offset by the negative impact on costs.

Operating Profit by Principal Line of Business
(Millions of dollars)			Third Quarter 2007	Third Quarter 2008	$ Change	% Change
Machinery		1	$681	$464	$(217)	(32)%
Engines	1		529	616	87	16%
Financial Products			178	144	(34)	(19)%
Consolidating Adjustments			(75)	(51)	24
Consolidated Operating Profit			$1,313	$1,173	$(140)	(11)%

1	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $464 million was down $217 million, or 32 percent, from third quarter 2007.  Improved price realization and higher sales volume were more than offset by higher costs and the unfavorable impact of currency.

▪	Engines operating profit of $616 million was up $87 million, or 16 percent, from third quarter 2007. Improved price realization and higher sales volume were partially offset by higher costs.

▪
Financial Products operating profit of $144 million was down $34 million, or 19 percent, from third quarter 2007.  The decrease was primarily attributable to a $38 million impact from decreased net yield on average earning assets, a $17 million increase in SG&A expenses and a $13 million increase in the provision for credit losses at Cat Financial, partially offset by a $40 million favorable impact from higher average earning assets.

Other Profit/Loss Items

▪	Other income/expense was income of $138 million compared with income of $51 million in third quarter 2007. The increase was primarily due to the favorable impacts of currency.

▪
The provision for income taxes in the third quarter of 2008 reflects an estimated annual tax rate of 31.5 percent compared to an actual rate of 30.5 percent for the third quarter 2007 and 30 percent for the full-year 2007.  The increase over 2007 is attributable to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.  The renewal of the U.S. research and development tax credit in October 2008 will be reflected in the fourth quarter as a reduction of approximately one percentage point in the estimated annual tax rate.

▪
Equity in profit/(loss) of unconsolidated affiliated companies was income of $11 million compared with income of $27 million in the third quarter of 2007.  The decline reflects lower profit at Shin Caterpillar Mitsubishi Ltd. (SCM) and the absence of profit due to the sale of our investment in A.S.V. Inc. during the first quarter 2008.

On August 1, 2008, SCM redeemed one-half of Mitsubishi Heavy Industries Ltd.’s (MHI’s) shares in SCM for $464 million.  Caterpillar now owns 67 percent of the renamed entity, Caterpillar Japan Ltd. (Cat Japan).  Because Cat Japan is accounted for on a lag, we consolidated Cat Japan’s August 1, 2008 financial position on September 30, 2008.  We will begin consolidating Cat Japan’s results of operations in the fourth quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between September 2007 YTD (at left) and September 2008 YTD (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the nine months ended September 30, 2008 were $38.401 billion, up $5.587 billion, or 17 percent, from the nine months ended September 30, 2007.  Machinery volume was up $2.102 billion, and Engines volume was up $1.220 billion, both driven by growth in emerging markets and our broad global footprint in industries like mining and energy.  Price realization improved $1.044 billion, and currency had a positive impact on sales of $956 million.  In addition, Financial Products revenues increased $265 million.

Sales and Revenues by Geographic Region
(Millions of dollars)			Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
Nine months ended September 30, 2007
Machinery			$20,899		$9,484		$6,266		$2,832		$2,317
Engines	1		9,703		3,817		3,628		1,482		776
Financial Products		2	2,212		1,513		329		178		192
			$32,814		$14,814		$10,223		$4,492		$3,285

Nine months ended September 30, 2008
Machinery			$24,129	15%	$9,936	5%	$7,207	15%	$4,057	43%	$2,929	26%
Engines	1		11,795	22%	4,066	7%	4,641	28%	2,061	39%	1,027	32%
Financial Products		2	2,477	12%	1,511	0%	446	36%	272	53%	248	29%
			$38,401	17%	$15,513	5%	$12,294	20%	$6,390	42%	$4,204	28%

1
Does not include internal engines transfers of $2,176 million and $1,897 million in the nine months ended September 30, 2008 and 2007, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $242 million and $296 million in the nine months ended September 30, 2008 and 2007, respectively.

Machinery Sales - Sales of $24.129 billion increased $3.230 billion, or 15 percent, from the nine months ended September 30, 2007.

▪	Sales volume increased $2.102 billion, with most of the gain coming from outside the United States.

▪	Price realization increased $456 million.

▪	Currency benefited sales by $672 million.

▪	Geographic mix between regions (included in price realization) was $12 million unfavorable.

▪
Dealers in all regions reported inventory builds this year, in contrast to last year when sharp reductions in North America caused a worldwide drawdown in inventories.  This change was the major contributor to increased sales volume.  Inventories in months of supply were slightly higher than a year earlier.

▪
Sales volume rose in North America, since dealers reported some inventory build this year compared to large reductions last year.  Construction and construction-related sectors were depressed and dealers reported much lower deliveries to these industries.  Coal mining and oil sands development were positives since favorable output prices encouraged investment.

▪	Sales volume declined in Europe, starting in the second quarter. High interest rates and a rapidly slowing economy caused both residential and nonresidential construction to decline.

▪
Sales volume increased in the developing economies, particularly those with significant commodity production.  These countries used increased revenues resulting from higher prices and output to invest in production capacity and infrastructure.

North America – Sales increased $452 million, or 5 percent.

▪	Sales volume increased $211 million.

▪	Price realization increased $241 million.

▪
Dealers reported modest additions to inventories this year, in contrast to deep reductions last year.  That change caused the growth in sales volume; dealer inventories ended the quarter higher than a year earlier in both dollars and months of supply.

▪	Dealers reported much lower deliveries than a year earlier due to weakness in construction and construction-related industries. Coal mining and oil sands development were the only areas of strength.

▪
Housing starts averaged an annual rate of 986 thousand units through the third quarter, which was the lowest sustained rate since 1945.  Lower home prices and a large inventory of unsold new homes contributed to the decline in starts.

▪
Nonresidential construction weakened, with orders down 3 percent.  Rising vacancy rates and declining property prices caused a deterioration throughout the year.  Orders for highways declined 9 percent in response to a limited increase in Federal funding, rising costs and state budget problems.

▪	Weak construction caused quarry production to drop 14 percent from last year.

▪
The Central Appalachian coal price more than doubled, the result of strong international demand.  A 50 percent increase in U.S. coal exports led to a 2 percent increase in coal production.  Canadian mines increased production 4 percent.

▪	Higher oil and natural gas prices contributed to a 6 percent increase in drill rig activity and more pipeline construction. Investment in Canadian oil sands increased.

EAME – Sales increased $941 million, or 15 percent.

▪	Sales volume increased $395 million.

▪	Price realization increased $85 million.

▪	Currency benefited sales by $461 million.

▪	Dealers reported significant additions to inventories, although not as much as a year earlier. Inventories were higher than a year earlier in both dollars and months of supply.

▪
Volume declined in Europe, reflecting decreases in both residential and non-residential construction.  High interest rates and home price declines in several countries contributed to problems in the housing sector.

▪
South Africa and the oil producing countries accounted for the sales volume growth that occurred in Africa/Middle East.  Government revenues increased sharply due to a 5 percent increase in oil production combined with 69 percent higher prices, allowing construction booms to continue.  In South Africa, construction increased 14 percent.

▪
Sales volume increased significantly in the CIS, with large gains in Russia, Ukraine and Kazakhstan.  Expansive economic policies and higher prices for oil, natural gas, coal and metals benefited investment in those sectors and caused good growth in construction.

Asia/Pacific – Sales increased $1.225 billion, or 43 percent.

▪	Sales volume increased $1.020 billion.

▪	Price realization increased $74 million.

▪	Currency benefited sales by $131 million.

▪
Dealers reported a large inventory build this year to support continued rapid growth in their deliveries.  Although dollar inventories were higher than a year earlier, inventories in months of supply declined slightly.

▪	Sales in China continued to grow rapidly, benefiting from the introduction of locally produced wheel loaders and good economic growth. Both construction and mining increased.

▪	Sales volume in Indonesia was much higher than a year earlier. Coal mining benefited from higher contract coal prices and construction increased about 8 percent.

▪	In India, sales volume increased due to a strong first half. Construction increased 12 percent and mining was up 5 percent.

Latin America – Sales increased $612 million, or 26 percent.

▪	Sales volume increased $464 million.

▪	Price realization rose $68 million.

▪	Currency benefited sales by $80 million.

▪
Dealers added significantly to reported inventories, with most of the gain occurring in the third quarter.  As a result, inventories, which had been low, were higher than a year earlier, both in dollars and months of supply.

▪	Brazil, Colombia and Mexico accounted for the volume growth.

▪
The Brazilian economy continued to benefit from interest rate reductions in the past two years and favorable commodity prices.  Both construction and iron ore production increased 9 percent.  Oil production rose 4 percent.

▪	Positives for sales volume in Mexico were a 51 percent increase in oil exports, a 14 percent increase in natural gas and a slight increase in construction.

▪	Sales volume in Colombia benefited from a 43 percent increase in coal exports.

Engines Sales – Sales $11.795 billion increased $2.092 billion, or 22 percent, from the nine months ended September 30, 2007.

▪	Sales volume increased $1.220 billion.

▪	Price realization increased $588 million.

▪	Currency benefited sales $284 million.

▪	Geographic mix between regions (included in price realization) was $34 million favorable.

▪	Dealer-reported inventories were up, and months of supply were up slightly, supporting stronger delivery rates.

North America – Sales increased $249 million, or 7 percent.

▪	Sales volume increased $40 million.

▪	Price realization increased $209 million.

▪
Sales for on-highway truck applications increased 12 percent compared to a very weak 2007.  Demand remains below historic norms due to the slowing U.S. economy that has resulted in a reduction in freight tonnage.

▪	Sales for marine applications increased 40 percent, with increased demand for supply vessels in support of petroleum offshore drilling.

▪	Sales for industrial applications increased 16 percent in small- and medium-sized product due to increased demand in agricultural and mining applications as a result of high commodity prices.

▪
Sales for electric power applications decreased 5 percent due to the slow down in non-residential construction and in response to efforts to bring dealer inventories down.  Delayed deliveries for rental units also contributed to this decrease.

▪
Sales for petroleum engine applications increased 2 percent, as sales increased in turbine-related services. These were partially offset by a decline in engine sales due to a temporary pause in North American drill rig production.

EAME – Sales increased $1.013 billion, or 28 percent.

▪	Sales volume increased $554 million.

▪	Price realization increased $221 million.

▪	Currency benefited sales by $238 million.

▪
Sales for petroleum applications increased 63 percent based on strong demand for engines used in drilling and production.  Turbine and turbine-related services increased to support gas transmission applications in Europe and the Middle East and for oil and gas applications in Africa.

▪
Sales for electric power applications increased 23 percent, with increased demand resulting from high oil prices for all products selling into Africa/Middle East.   Turbine sales increased as a result of large power plant projects.

▪	Sales for marine applications increased 31 percent, with higher demand for workboats and commercial vessels.

▪	Sales for industrial applications increased 15 percent, with strong demand for agriculture and mining support equipment. This demand has been driven by high agricultural commodity prices.

Asia/Pacific – Sales increased $579 million, or 39 percent.

▪	Sales volume increased $433 million.

▪	Price realization increased $100 million.

▪	Currency benefited sales by $46 million.

▪
Sales for petroleum applications increased 44 percent to support record high level Chinese drill rig manufacturing  and increased demand from Asian shipyards in support of offshore drilling.  This was partially offset by a decline in turbine and turbine-related services due to timing of customer project schedules.

▪
Sales of electric power engines increased 29 percent, with increased demand from Bangladesh industrial customers for large gas generator sets.  Diesel demand resulted from data and telecommunication center demand in China and utility, mining and paper mill demand from Indonesia.

▪	Sales for marine applications increased 29 percent, with continued strong demand for workboat and offshore shipbuilding. Large diesel demand grew in the offshore and general cargo industries.

▪
Sales for industrial applications increased 71 percent driven by sales in Australia into mining and irrigation sectors and by sales in New Zealand into compressed natural gas applications.  Smaller product benefited from sales into Chinese and Korean industrial Original Equipment Manufacturers (OEM).

Latin America – Sales increased $251 million, or 32 percent.

▪	Sales volume increased $227 million.

▪	Price realization increased $24 million.

▪
Sales for petroleum applications increased 61 percent driven by the energy crisis in Argentina, which increased demand for on-site power generation to support oil production.  Demand in Venezuela also increased to support drilling and production.  Turbines and turbine-related services increased for oil and gas production and gas transmission applications in South America.

▪
Sales of electric power engines increased 21 percent driven by high commodity prices and infrastructure investment.  Strong sales growth in utility grid support projects in Brazil also contributed to this increase.

▪
Sales for industrial applications increased 35 percent, with strong demand for agriculture and other types of OEM machines.  This demand was driven by good economic conditions and higher agricultural commodity prices.

▪	Sales for on-highway truck applications were about the same as the first nine months of 2007.

Financial Products Revenues – Revenues of $2.477 billion increased $265 million, or 12 percent, from the nine months ended 2007.

▪	Growth in average earning assets increased revenues $312 million, which was partially offset by a decrease of $129 million due to lower interest rates on new and existing finance receivables.

▪	Revenues from earned premiums at Cat Insurance increased $60 million.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between September 2007 YTD (at left) and September 2008 YTD (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.  The bar entitled Other includes the operating profit impact of consolidating adjustments and Machinery and Engines other operating expenses.

Operating profit for the nine months ended September 30, 2008 of $3.991 billion increased $325 million from last year as improved price realization and higher sales volume were partially offset by higher costs and the unfavorable impact of currency.

Manufacturing costs rose $756 million compared with the same period in the prior year.  The majority of the manufacturing cost increase was driven by higher material and freight costs.  Material costs increased due to higher steel and commodity prices, and freight costs increased primarily due to higher fuel prices.  In addition, manufacturing labor and overhead costs increased to support capacity expansion and velocity initiatives.

Selling, General and Administrative (SG&A) and Research and Development (R&D) costs were up $326 million to support significant new product programs and growth.  While SG&A and R&D have increased, they were lower as a percentage of sales.

Currency had a $181 million unfavorable impact on operating profit as the benefit to sales was more than offset by the negative impact on costs.

Operating Profit by Principal Line of Business
(Millions of dollars)			Nine months ended September 30, 2007	Nine months ended September 30, 2008	$ Change	% Change
Machinery		1	$2,139	$1,809	$(330)	(15)%
Engines	1		1,255	1,881	626	50%
Financial Products			529	505	(24)	(5)%
Consolidating Adjustments			(257)	(204)	53
Consolidated Operating Profit			$3,666	$3,991	$325	9%

1	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating profit of $1.809 billion was down $330 million, or 15 percent, from the nine months ended September 30, 2007.  Improved price realization and higher sales volume were more than offset by higher costs and the unfavorable impact of currency.  Sales volume includes the impact of a negative mix of product.

▪
Engines operating profit of $1.881 billion was up $626 million, or 50 percent, from the nine months ended September 30, 2007.  The favorable impacts of improved price realization and higher sales volume were partially offset by higher costs.

▪
Financial Products operating profit of $505 million was down $24 million, or 5 percent, from the nine months ended September 30, 2007.  The decrease was primarily attributable to a $53 million increase in the provision for credit losses at Cat Financial, a $48 million impact from decreased net yield on average earning assets and a $35 million increase in SG&A expenses, partially offset by a $108 million favorable impact from higher average earning assets.

OTHER PROFIT/LOSS ITEMS

▪	Other income/(expense) was income of $325 million compared with income of $232 million in the first nine months of 2007. The increase was primarily due to the favorable impacts of currency.

The provision for income taxes in the first nine months of 2008 reflects an estimated annual tax rate of 31.5 percent, excluding the discrete item discussed below, compared to 31.5 percent for the first nine months of 2007 and 30 percent for the full-year 2007.  The increase over 2007 is attributable to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.  The renewal of the U.S. research and development tax credit in October 2008 will be reflected in our fourth quarter results as a reduction of approximately one percentage point in the estimated annual tax rate.

The provision for income taxes for 2008 also includes a discrete benefit of $47 million due to a change in tax status of a non-U.S. subsidiary allowing indefinite reinvestment of undistributed profits and reversal of U.S. tax previously recorded.

▪
Equity in profit/(loss) of unconsolidated affiliated companies was income of $32 million compared with income of  $51 million in nine months ended September 30, 2007.  The decline reflects lower profit at Shin Caterpillar Mitsubishi Ltd. (SCM) and an unfavorable impact due to the sale of certain investments in affiliates in 2008.

Shin Caterpillar Mitsubishi Ltd. (SCM)

On August 1, 2008, SCM completed the first phase of a share redemption plan whereby SCM redeemed half of MHI’s shares in SCM for $464 million.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent. As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan). Both Cat Japan and MHI have options, exercisable after five years, to require the redemption of the remaining shares owned by MHI, which if exercised, would make Caterpillar the sole owner of Cat Japan.  The share redemption plan is part of our comprehensive business strategy for expansion in the emerging markets of Asia and the Commonwealth of Independent States and will allow Cat Japan’s manufacturing, design and process expertise to be fully leveraged across the global Caterpillar enterprise.

The change in Caterpillar’s ownership interest from 50 percent to 67 percent was accounted for as a business combination.  The $464 million redemption price was assigned to 17 percent of Cat Japan’s assets and liabilities based upon their respective fair values as of the transaction date.  The revaluation resulted in an increase in property, plant and equipment of $90 million and an increase in inventory of $8 million over the book value of these assets.  Finite-lived intangible assets of $55 million were recognized and related primarily to customer relationships, intellectual property and trade names. These intangibles are being amortized on a straight-line basis over a weighted-average amortization period of approximately 9 years.  Deferred tax liabilities of $62 million were also recognized as part of the business combination. Goodwill of $199 million, non-deductible for income tax purposes, represents the excess of the redemption price over the 17 percent of Cat Japan’s net tangible and finite-lived intangible assets that were reported at their fair values. These values represent a preliminary allocation of the redemption price subject to finalization of fair value appraisals and other post-closing procedures.

Because Cat Japan is accounted for on a lag, we consolidated Cat Japan’s August 1, 2008 financial position on September 30, 2008.  We will begin consolidating Cat Japan’s results of operations in the fourth quarter. Including the amounts assigned as part of the business combination, the consolidation resulted in a net increase in assets of $2,401 million (primarily property, plant and equipment of $1,291 million, inventory of $640 million, receivables of $612 million, and goodwill and intangibles of $254 million partially offset by a $528 million reduction in investment in unconsolidated affiliates) and a net increase in liabilities of $2,050 million (including $1,388 million in debt).

Additionally, the remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. This redeemable noncontrolling interest was reported at its estimated future redemption value of $464 million with the difference between the $351 million book value of the 33 percent interest and the redemption value reported as a $113 million reduction of Profit employed in the business.

In subsequent reporting periods, the redeemable noncontrolling interest will continue to be reported at its estimated redemption value.  Any adjustment to the redemption value will impact Profit employed in the business, but will not impact Profit.  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.

Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

GLOSSARY OF TERMS

1.	A.S.V. Inc. – A company in which Caterpillar previously held a 23 percent equity investment. This investment was sold in February 2008.
2.
Caterpillar Production System (CPS) – The Caterpillar Production System is the common Order-to-Delivery process being implemented enterprise-wide to achieve our safety, quality, velocity, earnings and growth goals for 2010 and beyond.

3.	Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.
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

17.
Shin Caterpillar Mitsubishi Ltd. (SCM) – Formerly a 50/50 joint venture between Caterpillar and Mitsubishi Heavy Industries Ltd. (MHI).  On August 1, 2008, SCM redeemed one-half of MHI's shares.  Caterpillar now owns 67 percent of the renamed entity, Caterpillar Japan Ltd.

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

Liquidity & Capital Resources

Sources of funds

We generate our capital resources primarily through operations. Through the third quarter of 2008, consolidated operating cash flow was $3.27 billion.  Through the third quarter of 2007, consolidated operating cash flow was $5.43 billion.  The change of $2.16 billion is primarily the result of the timing of receivable collections of North American sales in 2008 compared with 2007, and a greater increase in inventory in 2008 than in 2007.  We anticipate that the majority of future capital resource requirements will be funded by operating cash flow, which is largely sourced from profits. See our Outlook on page 60.

Total debt as of September 30, 2008, was $34.2 billion, an increase of $5.7 billion from year-end 2007. Debt related to Machinery and Engines of $6.48 billion increased $2.47 billion from December 31, 2007.  The increase in debt is due to $1.39 billion associated with the consolidation of Cat Japan (see discussion on page 42), along with increased inventory and capital spending to meet global demand.  Debt related to Financial Products of $27.69 billion increased $3.26 billion from December 31, 2007 due to growth in Cat Financial’s portfolio and to provide for an interim cash position given current market conditions.

We have three global credit facilities with a syndicate of banks totaling $6.85 billion available in the aggregate to both Machinery and Engines and Financial Products to support commercial paper programs in the event the programs become unavailable to us.  During the third quarter of 2008, based on management’s allocation decision, which can be revised at any time, the portion of the credit facility allocated to Cat Financial was increased from $5.55 billion to $5.85 billion.  The five-year facility of $1.62 billion expires in September 2012.  The five-year facility of $2.98 billion expires in September 2011.  The 364-day facility was increased from $1.95 billion to $2.25 billion and will expire in September 2009.  As part of the 2008 global credit facilities renewal, Cat Financial’s year-end and six-month moving average leverage covenants have been increased from 8.5:1 to 10:1. In the third quarter of 2008, Cat Financial entered into a new 364-day facility of $300 million with a syndicate of banks, which expires in July 2009. The overall increase in the credit facilities was to support Cat Financial’s portfolio growth.   At September 30, 2008, there were no borrowings under these lines.  Our total credit commitments as of September 30, 2008 were:

	(Millions of dollars)
		Machinery	Financial
	Consolidated	and Engines	Products
Credit lines available:
Global credit facility	$6,853	$1,000	$5,853
Other external	4,998	2,081	2,917
Total credit lines available	11,851	3,081	8,770
Less: Global credit facility supporting commercial paper	(6,004)	(999)	(5,005)
Less: Utilized credit	(2,074)	(594)	(1,480)
Available credit	$3,773	$1,488	$2,285

Machinery and Engines

Net cash provided by operating activities was $2.34 billion through the first three quarters of 2008 compared to $3.02 billion for the same period a year ago. Despite higher profit, operating cash flow decreased primarily due to higher inventory and increased contributions to pension and other post-retirement benefit plans.  Increases in inventory impacted operating cash flow for both periods as we continue to experience capacity related challenges in our manufacturing operations and supply chain.  We are focused on improving the flow of quality product with the execution of the Caterpillar Production System.

Capital expenditures, excluding equipment leased to others, during the nine months ended September 30, 2008 were $1.35 billion, an increase of $389 million from the same period a year ago.  The expenditures were primarily used to replace and upgrade existing production assets, facilitate additional expansion of manufacturing capacity and support new product introductions. Cash used for investments and acquisitions (net of cash acquired) was $139 million.

Pursuant to the Board-authorized stock repurchase program which expires on December 31, 2011, 25.3 million shares were repurchased at a cost of $1.8 billion through the first three quarters ended September 30, 2008.  Through September 2008, $3.6 billion of the $7.5 billion authorized has been spent.  Basic shares outstanding as of September 30, 2008 were 603.2 million.

Dividends paid totaled $700 million through the first three quarters of 2008, representing a quarterly dividend rate of 36 cents per share paid in the first two quarters and 42 cents per share dividend paid in the third quarter.

A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt-to-capital ratio.  Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders’ equity.  Debt also includes borrowings from Financial Products.  Redeemable noncontrolling interest is excluded from the ratio.  At September 30, 2008, Machinery and Engines’ debt-to-capital was 40 percent.  We are positioned in the middle of our current target range of 35 to 45 percent, and have capacity in our debt-to-capital ratio to accommodate our 2009 needs.

Financial Products

Operating cash flow was $871 million through the first three quarters of 2008, compared with $883 million for the same period a year ago.  Net cash used for investing activities was $3.40 billion through the third quarter of 2008, compared to a $93 million use of cash for the same period in 2007.  This change is primarily a result of greater cash requirements due to increased portfolio growth.  Net cash provided by financing activities was $3.44 billion through the first nine months of 2008, compared to a use of cash of $682 million for the same period of 2007, primarily due to increased funding requirements related to the increased portfolio growth, as well as to provide for an interim cash position given current market conditions.

Despite recent credit market conditions, Cat Financial continued to have access to liquidity, although at increased credit spreads on new term debt issuance.  Cat Financial was able to issue commercial paper throughout the third quarter.  U.S. commercial paper issuance experienced consistent demand and attractive pricing although with shorter than customary maturities as the quarter drew to a close.  Throughout the quarter, demand and liquidity varied in non-U.S. markets.  As the global liquidity situation evolves, Cat Financial will continue to monitor and adjust their funding approach accordingly.

Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio.  At the end of the third quarter 2008, past dues were 3.64 percent compared with 2.36 percent at the end of 2007 and 2.52 percent at the end of third quarter 2007.  This increase began with the downturn in the U.S. housing market, but has recently spread to Europe as global credit challenges continue.

Write-offs net of recoveries were $22 million for the third quarter of 2008 compared with $15 million for the third quarter of 2007.  This increase has been primarily attributable to economic conditions in North America and a 17 percent growth in Cat Financial's average retail finance receivable portfolio.  For the first nine months of 2008, bad debt write-offs, net of recoveries, were $61 million compared with $41 million for the first nine months of 2007.  From a historical perspective, total write-offs, net of recoveries, for the last U.S. recessionary period were 0.69 percent of our average retail portfolio or more than double the annualized September 2008 year-to-date rate of 0.32 percent.

At the end of the third quarter 2008, Cat Financial's allowance for credit losses totaled $390 million, an increase of $52 million from the third quarter of 2007. Of the increase, $46 million is attributable to growth in the retail finance receivable portfolio, while $6 million resulted from increasing the allowance rate from 1.39 percent to 1.41 percent of net finance receivables.

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

Post-sale discount reserve — We provide discounts to dealers and OEMs through merchandising programs that are administered by our marketing groups.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  OEM programs provide discounts designed to encourage the use of our engines. The cost of discounts is estimated based on historical experience and planned changes in merchandising programs and is reported as a reduction to sales when the product sale is recognized.  The amount of accrued post-sale discounts was $835 million and $669 million as of September 30, 2008 and December 31, 2007, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

EMPLOYMENT

Caterpillar’s worldwide employment was 112,104 at the end of the third quarter 2008, up 12,327 from a year ago. Of the increase, approximately 4,700 were the result of consolidating Cat Japan and about 1,500 were the result of acquisitions.  The remaining increase of approximately 6,100 employees primarily supported increased volumes, growth and new product introductions.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions, and although penalties could potentially exceed $100,000, management does not believe that this issue will have a material adverse impact on our financial position.

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

On September 29, 2004, Kruse Technology Partnership (Kruse) filed a lawsuit against Caterpillar in the United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe upon certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies.  Kruse seeks monetary damages, injunctive relief and a finding that the alleged infringement by Caterpillar was willful.  Caterpillar denies Kruse's allegations, believes they are without merit and filed a counterclaim seeking a declaration from the court that Caterpillar is not infringing upon Kruse's patents and that the patents are invalid and unenforceable.  The counterclaim filed by Caterpillar is pending, and a trial date has been scheduled for February 2009.  In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries which are considered indefinitely reinvested.  While uncertain, it is possible that we will change our assertion related to undistributed profits of certain non-U.S. subsidiaries in the near term resulting in the recognition of a significant tax benefit.

Retirement Benefits

We recognized pension expense of $49 million and $143 million for the three and nine months ended September 30, 2008, as compared to $76 million and $273 million for the three and nine months ended September 30, 2007.  The decrease in expense was primarily a result of lower amortization of net actuarial losses due to higher discount rates and better than expected asset returns.  In addition,  pension expense for the nine months ended September 30, 2007 included a $44 million charge to recognize previously unrecorded liabilities related to a subsidiary pension plan.  SFAS 87, "Employers' Accounting for Pensions", as amended by SFAS 158, requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments.  A decrease in the discount rate increases the pension benefit obligation.  This increase is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial loss.  SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of September 30, 2008, actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $2.67 billion. The majority of the actuarial losses are due to several years of declining discount rates, partially offset by asset gains in recent years.

Other postretirement benefit expense was $72 million and $215 million for the three and nine months ended September 30, 2008, as compared to $74 million and $224 million for the three and nine months ended September 30, 2007.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $705 million at September 30, 2008.  These losses mainly reflect several years of declining discount rates and increases in expected health care inflation.

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

SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Due to poor investment performance, our funded status has been negatively impacted as the value of our plan assets has declined during 2008.  Partially offsetting this is an increase in our weighted average discount rate, which lowers our benefit plan liability.

Based on year-to-date negative plan asset returns as of October 28, 2008 of approximately 30 percent and an assumed average discount rate of 7 percent, we would be required to recognize an increase in our underfunded status of approximately $3.3 billion at December 31, 2008. This would result in an increase in our Liability for postretirement benefits of approximately $3.3 billion and a decrease in Accumulated other comprehensive income of approximately $2.2 billion after-tax.  Additional positive or negative asset returns of 5 percent, assuming a constant 7 percent average discount rate, have an approximate $700 million impact on our funded status and Liability for postretirement benefits, and an approximate $450 million after tax impact on Accumulated other comprehensive income.  Given recent market volatility, it is difficult to predict the adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions.  Final determination will only be known on the measurement date, which is December 31, 2008.

Although we have no ERISA (Employee Retirement Income Security Act) funding requirements in 2008, we made $328 million of contributions to our U.S. and non-U.S. pension plans during the nine months ended September 30, 2008 and we currently anticipate additional contributions of approximately $110 million during the remainder of the year.  We have adequate liquidity resources to fund all U.S. and non-U.S. plans.

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 52 to 59 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. Consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2008 (Unaudited) (Dollars in millions)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	[1]	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$12,148	$12,148		$—	$—
Revenues of Financial Products	833	—		897	(64)	[2]
Total sales and revenues	12,981	12,148		897	(64)

Operating costs:
Cost of goods sold	9,704	9,704		—	—
Selling, general and administrative expenses	1,061	924		142	(5)	[3]
Research and development expenses	437	437		—	—
Interest expense of Financial Products	291	—		292	(1)	[4]
Other operating expenses	315	3		319	(7)	[3]
Total operating costs	11,808	11,068		753	(13)

Operating profit	1,173	1,080		144	(51)

Interest expense excluding Financial Products	59	59		—	—	[4]
Other income (expense)	138	63		24	51	[5]

Consolidated profit before taxes	1,252	1,084		168	—

Provision for income taxes	395	353		42	—
Profit of consolidated companies	857	731		126	—

Equity in profit (loss) of unconsolidated affiliated companies	11	12		(1)	—
Equity in profit of Financial Products' subsidiaries	—	125		—	(125)	[6]

Profit	$868	$868		$125	$(125)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2007 (Unaudited) (Dollars in millions)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	[1]	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$10,668	$10,668		$—	$—
Revenues of Financial Products	774	—		863	(89)	[2]
Total sales and revenues	11,442	10,668		863	(89)

Operating costs:
Cost of goods sold	8,270	8,270		—	—
Selling, general and administrative expenses	938	831		112	(5)	[3]
Research and development expenses	357	357		—	—
Interest expense of Financial Products	289	—		291	(2)	[4]
Other operating expenses	275	—		282	(7)	[3]
Total operating costs	10,129	9,458		685	(14)

Operating profit	1,313	1,210		178	(75)

Interest expense excluding Financial Products	69	70		—	(1)	[4]
Other income (expense)	51	(41)		18	74	[5]

Consolidated profit before taxes	1,295	1,099		196	—

Provision for income taxes	395	337		58	—
Profit of consolidated companies	900	762		138	—

Equity in profit (loss) of unconsolidated affiliated companies	27	26		1	—
Equity in profit of Financial Products' subsidiaries	—	139		—	(139)	[6]

Profit	$927	$927		$139	$(139)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2008 (Unaudited) (Dollars in millions)
		Supplemental Consolidating Data
		Machinery and		Financial	Consolidating
	Consolidated	Engines	[1]	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$35,924	$35,924		$—	$—
Revenues of Financial Products	2,477	—		2,719	(242)	[2]
Total sales and revenues	38,401	35,924		2,719	(242)

Operating costs:
Cost of goods sold	28,349	28,349		—	—
Selling, general and administrative expenses	3,094	2,681		430	(17)	[3]
Research and development expenses	1,221	1,221		—	—
Interest expense of Financial Products	854	—		857	(3)	[4]
Other operating expenses	892	(17)		927	(18)	[3]
Total operating costs	34,410	32,234		2,214	(38)

Operating profit	3,991	3,690		505	(204)

Interest expense excluding Financial Products	203	203		—	—	[4]
Other income (expense)	325	61		60	204	[5]

Consolidated profit before taxes	4,113	3,548		565	—

Provision for income taxes	1,249	1,089		160	—
Profit of consolidated companies	2,864	2,459		405	—

Equity in profit (loss) of unconsolidated affiliated companies	32	33		(1)	—
Equity in profit of Financial Products' subsidiaries	—	404		—	(404)	[6]

Profit	$2,896	$2,896		$404	$(404)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2007 (Unaudited) (Dollars in millions)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$30,602	$30,602	$—	$—
Revenues of Financial Products	2,212	—	2,508	(296)	[2]
Total sales and revenues	32,814	30,602	2,508	(296)

Operating costs:
Cost of goods sold	23,706	23,706	—	—
Selling, general and administrative expenses	2,796	2,469	342	(15)	[3]
Research and development expenses	1,047	1,047	—	—
Interest expense of Financial Products	839	—	842	(3)	[4]
Other operating expenses	760	(14)	795	(21)	[3]
Total operating costs	29,148	27,208	1,979	(39)

Operating profit	3,666	3,394	529	(257)

Interest expense excluding Financial Products	228	233	—	(5)	[4]
Other income (expense)	232	(77)	57	252	[5]

Consolidated profit before taxes	3,670	3,084	586	—

Provision for income taxes	1,155	966	189	—
Profit of consolidated companies	2,515	2,118	397	—

Equity in profit (loss) of unconsolidated affiliated companies	51	48	3	—
Equity in profit of Financial Products' subsidiaries	—	400	—	(400)	[6]

Profit	$2,566	$2,566	$400	$(400)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.

Caterpillar Inc. Supplemental Data for Financial Position At September 30, 2008 (Unaudited) (Dollars in millions)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Assets
Current assets:
Cash and short-term investments	$2,138	$965	$1,173	$—
Receivables - trade and other	9,580	5,436	630	3,514	[2,3]
Receivables - finance	8,094	—	11,736	(3,642)	[3]
Deferred and refundable income taxes	839	732	107	—
Prepaid expenses and other current assets	583	564	49	(30)	[4]
Inventories	9,290	9,290	—	—
Total current assets	30,524	16,987	13,695	(158)
Property, plant and equipment – net	11,817	8,588	3,229	—
Long-term receivables – trade and other	685	174	32	479	[2,3]
Long-term receivables – finance	15,024	—	15,533	(509)	[3]
Investments in unconsolidated affiliated companies	100	133	—	(33)	[5]
Investments in Financial Products subsidiaries	—	4,037	—	(4,037)	[6]
Noncurrent deferred and refundable income taxes	1,337	1,731	43	(437)	[7]
Intangible assets	536	532	4	—
Goodwill	2,234	2,234	—	—
Other assets	1,972	296	1,676	—
Total assets	$64,229	$34,712	$34,212	$(4,695)

Liabilities
Current liabilities:
Short-term borrowings	$8,173	$1,863	$6,349	$(39)	[8]
Accounts payable	5,149	4,831	405	(87)	[9]
Accrued expenses	3,668	2,329	1,371	(32)	[10]
Accrued wages, salaries and employee benefits	1,115	1,101	14	—
Customer advances	1,946	1,946	—	—
Dividends payable	—	—	—	—
Other current liabilities	1,112	1,066	57	(11)	[7]
Long-term debt due within one year	6,197	353	5,844	—
Total current liabilities	27,360	13,489	14,040	(169)
Long-term debt due after one year	19,794	4,295	15,529	(30)	[8]
Liability for postemployment benefits	4,796	4,795	1	—
Other liabilities	2,170	2,024	605	(459)	[5,7]
Total liabilities	54,120	24,603	30,175	(658)
Commitments and Contingencies
Redeemable noncontrolling interest	464	464	—	—
Stockholders' equity
Common stock	2,993	2,993	860	(860)	[6]
Treasury stock	(11,109)	(11,109)	—	—
Profit employed in the business	19,673	19,673	2,970	(2,970)	[6]
Accumulated other comprehensive income (loss)	(1,912)	(1,912)	207	(207)	[6]
Total stockholders' equity	9,645	9,645	4,037	(4,037)
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$64,229	$34,712	$34,212	$(4,695)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of receivables between Machinery and Engines and Financial Products.
[3]	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]	Elimination of Machinery and Engines’ investment in Financial Products subsidiaries.
[6]	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
[7]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[8]	Elimination of debt between Machinery and Engines and Financial Products.
[9]	Elimination of payables between Machinery and Engines and Financial Products.
[10]	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2007 (Unaudited) (Dollars in millions)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Assets
Current assets:
Cash and short-term investments	$1,122	$862	$260	$—
Receivables - trade and other	8,249	4,715	525	3,009	[2,3]
Receivables - finance	7,503	—	10,961	(3,458)	[3]
Deferred and refundable income taxes	816	746	70	—
Prepaid expenses and other current assets	583	565	39	(21)	[4]
Inventories	7,204	7,204	—	—
Total current assets	25,477	14,092	11,855	(470)
Property, plant and equipment – net	9,997	6,782	3,215	—
Long-term receivables – trade and other	685	90	30	565	[2,3]
Long-term receivables – finance	13,462	—	14,057	(595)	[3]
Investments in unconsolidated affiliated companies	598	610	12	(24)	[5]
Investments in Financial Products subsidiaries	—	3,948	—	(3,948)	[6]
Noncurrent deferred and refundable income taxes	1,553	1,803	68	(318)	[7]
Intangible assets	475	471	4	—
Goodwill	1,963	1,963	—	—
Other assets	1,922	293	1,629	—
Total assets	$56,132	$30,052	$30,870	$(4,790)
Liabilities
Current liabilities:
Short-term borrowings	$5,468	$187	$5,556	$(275)	[8]
Accounts payable	4,723	4,518	373	(168)	[9]
Accrued expenses	3,178	1,932	1,273	(27)	[10]
Accrued wages, salaries and employee benefits	1,126	1,108	18	—
Customer advances	1,442	1,442	—	—
Dividends payable	225	225	—	—
Other current liabilities	951	867	105	(21)	[7]
Long-term debt due within one year	5,132	180	4,952	—
Total current liabilities	22,245	10,459	12,277	(491)
Long-term debt due after one year	17,829	3,669	14,190	(30)	[8]
Liability for postemployment benefits	5,059	5,058	1	—
Other liabilities	2,116	1,983	454	(321)	[5,7]
Total liabilities	47,249	21,169	26,922	(842)
Commitments and Contingencies
Stockholders' equity
Common stock	2,744	2,744	860	(860)	[6]
Treasury stock	(9,451)	(9,451)	—	—
Profit employed in the business	17,398	17,398	2,566	(2,566)	[6]
Accumulated other comprehensive income (loss)	(1,808)	(1,808)	522	(522)	[6]
Total stockholders' equity	8,883	8,883	3,948	(3,948)
Total liabilities and stockholders' equity	$56,132	$30,052	$30,870	$(4,790)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of receivables between Machinery and Engines and Financial Products.
[3]	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]	Elimination of Machinery and Engines’ investment in Financial Products subsidiaries.
[6]	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
[7]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[8]	Elimination of debt between Machinery and Engines and Financial Products.
[9]	Elimination of payables between Machinery and Engines and Financial Products.
[10]	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For The Nine Months Ended September 30, 2008 (Unaudited) (Dollars in millions)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Cash flow from operating activities:
Profit	$2,896	$2,896	$404	$(404)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,453	879	574	—
Undistributed profit of Financial Products	—	(404)	—	404	[3]
Other	84	151	(199)	132	[4]
Changes in assets and liabilities:
Receivables - trade and other	(676)	(489)	(30)	(157)	[4,5]
Inventories	(1,380)	(1,380)	—	—
Accounts payable and accrued expenses	790	557	161	72	[4]
Customer advances	321	321	—	—
Other assets - net	154	52	(26)	128	[4]
Other liabilities - net	(372)	(240)	(13)	(119)	[4]
Net cash provided by (used for) operating activities	3,270	2,343	871	56
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,362)	(1,345)	(17)	—
Expenditures for equipment leased to others	(1,082)	—	(1,101)	19	[4]
Proceeds from disposals of property, plant and equipment	754	27	727	—
Additions to finance receivables	(11,168)	—	(29,272)	18,104	[5]
Collections of finance receivables	7,402	—	24,430	(17,028)	[5]
Proceeds from sales of finance receivables	710	—	1,861	(1,151)	[5]
Net intercompany borrowings	—	239	(6)	(233)	[6]
Investments and acquisitions (net of cash acquired)	(139)	(139)	—	—	[7]
Proceeds from sales of available-for-sale securities	292	20	272	—
Investments in available-for-sale securities	(270)	(14)	(256)	—
Other – net	116	151	(35)	—	[7]
Net cash provided by (used for) investing activities	(4,747)	(1,061)	(3,397)	(289)
Cash flow from financing activities:
Dividends paid	(700)	(700)	—	—	[8]
Common stock issued, including treasury shares reissued	128	128	—	—	[7]
Payment for stock repurchase derivative contracts	(38)	(38)	—	—
Treasury shares purchased	(1,716)	(1,716)	—	—
Excess tax benefit from stock-based compensation	55	55	—	—
Net intercompany borrowings	—	6	(239)	233	[6]
Proceeds from debt issued (original maturities greater than three months)	14,020	49	13,971	—
Payments on debt (original maturities greater than three months)	(10,888)	(173)	(10,715)	—
Short-term borrowings (original maturities three months or less) - net	1,646	1,219	427	—
Net cash provided by (used for) financing activities	2,507	(1,170)	3,444	233
Effect of exchange rate changes on cash	(14)	(9)	(5)	—
Increase (decrease) in cash and short-term investments	1,016	103	913	—
Cash and short-term investments at beginning of period	1,122	862	260	—
Cash and short-term investments at end of period	$2,138	$965	$1,173	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.
[3]	Non-cash adjustment for the undistributed earnings from Financial Products.
[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]	Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7]	Change in investment and common stock related to Financial Products.
[8]	Elimination of dividends from Financial Products to Machinery and Engines.

Caterpillar Inc. Supplemental Data for Cash Flow For The Nine Months Ended September 30, 2007 (Unaudited) (Dollars in millions)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Cash flow from operating activities:
Profit	$2,566	$2,566	$400	$(400)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,301	784	517	—
Undistributed profit of Financial Products	—	(400)	—	400	[3]
Other	38	88	(276)	226	[4]
Changes in assets and liabilities:
Receivables - trade and other	850	(448)	5	1,293	[4,5]
Inventories	(715)	(715)	—	—
Accounts payable and accrued expenses	268	30	202	36	[4]
Customer advances	541	541	—	—
Other assets - net	(89)	(59)	(12)	(18)	[4]
Other liabilities - net	670	630	47	(7)	[4]
Net cash provided by (used for) operating activities	5,430	3,017	883	1,530
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(969)	(956)	(13)	—
Expenditures for equipment leased to others	(971)	—	(978)	7	[4]
Proceeds from disposals of property, plant and equipment	302	14	292	(4)	[4]
Additions to finance receivables	(9,797)	—	(26,452)	16,655	[5]
Collections of finance receivables	7,908	—	25,020	(17,112)	[5]
Proceeds from sales of finance receivables	800	—	1,888	(1,088)	[5]
Net intercompany borrowings	—	13	1	(14)	[6]
Investments and acquisitions (net of cash acquired)	(130)	(138)	—	8	[7]
Proceeds from sales of available-for-sale securities	196	17	179	—
Investments in available-for-sale securities	(286)	(19)	(267)	—
Other – net	336	101	237	(2)	[7]
Net cash provided by (used for) investing activities	(2,611)	(968)	(93)	(1,550)
Cash flow from financing activities:
Dividends paid	(617)	(617)	(4)	4	[8]
Common stock issued, including treasury shares reissued	311	311	(2)	2	[7]
Treasury shares purchased	(1,485)	(1,485)	—	—
Excess tax benefit from stock-based compensation	143	143	—	—
Net intercompany borrowings	—	(1)	(13)	14	[6]
Proceeds from debt issued (original maturities greater than three months)	7,506	125	7,381	—
Payments on debt (original maturities greater than three months)	(7,923)	(169)	(7,754)	—
Short-term borrowings (original maturities three months or less) – net	(374)	(84)	(290)	—
Net cash provided by (used for) financing activities	(2,439)	(1,777)	(682)	20
Effect of exchange rate changes on cash	—	(9)	9	—
Increase (decrease) in cash and short-term investments	380	263	117	—
Cash and short-term investments at beginning of period	530	319	211	—
Cash and short-term investments at end of period	$910	$582	$328	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.
[3]	Non-cash adjustment for the undistributed earnings from Financial Products.
[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]	Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7]	Change in investment and common stock related to Financial Products.
[8]	Elimination of dividends from Financial Products to Machinery and Engines.

Economic Outlook

The financial crisis, which has been ongoing for more than a year, intensified significantly in September.  The developed economies of North America, Europe and Japan were already struggling, and recent tightening in credit conditions indicate that developed economies will deteriorate further in the coming months.  Recent coordinated interest rate cuts in both North America and Europe suggest that governments and central banks are replacing anti-inflation policies with actions to address financial turmoil and slowing economies.

Developing economies have been largely immune to the financial crisis, but some problems are emerging.  Financing difficulties stopped several infrastructure projects, and some banking systems, such as in Russia, experienced disruptions.  These impacts, along with some policy tightening, point to slower growth in these countries as well.

The current financial crisis is the worst in years, and the factors driving it are different than previous recessions. This uniqueness means very little historical experience is available to guide our planning.  While we are outlining our preliminary economic outlook below, we are monitoring events closely and new developments may require adjustments to our assumptions and conclusions in the future.

Overall, we expect world economic growth will slow from 3.8 percent in 2007 to 2.8 percent in 2008.  Our preliminary projection for 2009 is for less than 2.5 percent growth, the slowest since 2002.

North American economies should grow a little less than 1.5 percent in 2008 and less than 1 percent in 2009.

▪
U.S. gross domestic product (GDP) may have increased slightly during the third quarter, but employment has declined all year.  Declining employment and growing weaknesses in consumer spending lead us to believe the National Bureau of Economic Research will eventually declare a recession is underway.

▪
Credit markets are not functioning properly, with commercial paper outstanding declining rapidly, key interest rate spreads reaching the highest in years and banks tightening lending standards.  These disruptions almost certainly mean the economy will slow sharply in coming quarters.

▪
The government enacted a comprehensive plan, which will allow the U.S. Treasury Department to buy distressed assets, inject capital into banks and support the Fed in directly providing credit.  Government spending should increase substantially and eventually benefit economic growth.

▪
The Fed is now aggressively addressing financial problems.  Most important, it cut its interest rate target to 1.5 percent and injected significant funding into the banking system.  We believe the Fed will soon cut interest rates to 1 percent or lower and provide even more funds to banks.

▪	In the meantime, the Fed indicated it would provide credit directly, helping to offset disruptions. It announced it would buy commercial paper, and other actions are likely.

▪
The adoption of highly expansive economic policies should correct current financial and economic problems.  However, these policies will take time to work, and we do not expect meaningful improvement before late 2009.

▪
The Canadian economy is near recession, and the Bank of Canada participated in the recent round of coordinated interest rate reductions.  We expect further interest rate reductions, but the economy will remain weak throughout 2009.

Economic growth in Europe should slow to near 1.5 percent this year and drop close to 1 percent in 2009.

▪
The euro-zone economy declined in the second quarter, and survey data indicated further deterioration in the third quarter.  The U.K. economy is also weakening.  We believe much of Europe will be in recession by the end of the year.

▪
Many European governments reacted to banking crises by taking capital positions in banks and guaranteeing bank deposits.  Several central banks also participated in the coordinated 50 basis point interest rate reduction.

▪
Despite those positive moves, European interest rates are well above levels that were needed to start the last recovery in Europe.  Moving rates much lower, which we think will be necessary, could take considerable time.

▪	We are not planning on an economic recovery in Europe in 2009.

The Japanese economy should grow about 0.5 percent in both 2008 and 2009.

▪
The Bank of Japan tightened economic policies last year, adopting a more severe position than existed prior to the last recovery in Japan.  As a result, the economy declined in the second quarter and is now probably in recession.

▪	Despite a weak economy, the central bank has not eased policy significantly. As a result, we do not expect a recovery in Japan in 2009.

Economic growth in the developing economies should average about 6 percent in 2008 and then slow to 5.5 percent in 2009.

▪
Developing economies have experienced significant growth over the past few years as a result of much lower inflation, substantially lower interest rates, very competitive exports and favorable commodity prices.  Many of those factors remain in place today.

▪
Commodity prices declined sharply over the past few weeks from very high levels.  We assume prices will ease further but not so low that producers will sharply curtail investments.  Most governments did not increase spending nearly as much as revenues increased, so they will not be forced to cut infrastructure spending simply because commodity prices are lower.

▪
Many developing countries had been tightening economic policies to slow inflation.  Some, such as China, have already reversed policies, and we believe the ongoing financial crisis will cause others to slow, or even reverse policies.  As a result, domestic economies should hold up fairly well, helping offset weaknesses in exports.

▪
In the past, these developing economies encountered problems in paying for imports since they ran deficits with developed countries.  This is not likely in the coming year since these countries have been running large surpluses with developed countries and have accumulated large reserves.

▪
We expect that most developing economies will respond to internal financial difficulty by using reserves and sovereign wealth funds to maintain economic growth.  Russia has already responded in that way to internal financial challenges.

Based on the above factors, we expect developing economies will have fewer problems in 2009 than developed economies.

2008 Sales and Revenues and Profit Outlook

Sales and revenues in the first three quarters of 2008 have been well above last year, and the order board supports continued sales growth in the fourth quarter.  In addition, Cat Japan’s sales will be consolidated in the fourth quarter.

Sales and Revenues 2008 vs. 2007

We continue to expect full year 2008 sales and revenues to be more than $50 billion and profit per share to be about $6.00.

Preliminary 2009 Outlook

For 2009, our preliminary forecast is for sales and revenues to be about the same as in 2008.  The positive factors related to our preliminary 2009 outlook include:

▪
Rapid growth in the developing countries’ industry opportunities over the past seven years means this opportunity is now larger than that in the developed economies.  We expect that industry opportunity in developing economies, while slowing, will still grow in 2009, helping to offset sharp declines in the developed economies.

▪
For several years, the mining and energy sectors have demanded more large machines, engines and turbines than manufacturers could provide.  As a result, equipment fleets have aged.  We believe that planned investments by mining and energy companies, coupled with the need to replace aged equipment, should support continuing strong demand for mining and energy-related products in 2009.

▪	Most dealers are reporting inventories that are appropriate for their deliveries. We do not anticipate a need for dealers to sharply reduce inventories in 2009.

▪	2009 will include a full year of Cat Japan sales.

▪	Growth opportunities in service areas, like Progress Rail and Cat Logistics, should continue in 2009.

▪	Price increases announced for 2009 are also expected to be positive for sales next year.

Our 2009 preliminary outlook for sales and revenues is subject to the uncertainty of the current global economic environment, and we expect the positive factors noted above to be about offset by continuing sharp declines in industry demand in all developed economies—particularly in construction and construction-related sectors.

As a result of the uncertainties associated with current global economic circumstances we will provide an outlook for 2009 profit per share in our January 2009 release.

Safe Harbor

Certain statements in this release relate to future events and expectations and as such constitute forward-looking statements involving known and unknown factors that may cause actual results of Caterpillar Inc. to be different from those expressed or implied in the forward-looking statements. In this context, words such as "will," “would,” "expect," "anticipate," “should” or other similar words and phrases often identify forward-looking statements made on behalf of Caterpillar. It is important to note that actual results of the company may differ materially from those described or implied in such forward-looking statements based on a number of factors and uncertainties, including, but not limited to, (i) adverse change in general economic conditions; (ii) adverse change in the industries Caterpillar serves including construction, infrastructure, mining, energy, marine and electric power generation; (iii) Caterpillar’s ability to manage material, including steel, and freight costs; (iv) Caterpillar’s ability to generate cash from operations, secure external funding for its operations and manage its liquidity needs; (v) material adverse change in customers’ access to liquidity and capital; (vi) currency exchange or interest rates changes; (vii) political stability; (viii) market acceptance of the company's products and services; (ix) significant changes in the competitive environment; (x) epidemic diseases; (xi) severe change in weather conditions negatively impacting operations; (xii) changes in law, regulations and tax rates; and (xiii) other general economic, business and financing conditions and factors described in more detail (in Item 1A – Risk Factors in Part II of this Form 10-Q). This filing is available on our website at www.cat.com/sec_filings. We do not undertake to update our forward-looking statements.

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

Changes in internal control over financial reporting

Except for the change noted below, there has been no change in the company’s internal control over financial reporting during the third quarter 2008 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

On August 1, 2008, SCM completed the first phase of a share redemption plan whereby SCM redeemed half of Mitsubishi Heavy Industries Ltd.’s (MHI’s) shares in SCM.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd.  Because Cat Japan is accounted for on a lag, we consolidated Cat Japan’s August 1, 2008 financial position on September 30, 2008.  We will begin consolidating Cat Japan’s results of operations in the fourth quarter.  As part of the post-closing integration, the company is engaged in refining and harmonizing the internal controls and processes of Cat Japan with those of the company and believes this process will be completed in 2009.  Management intends to exclude the internal controls of Cat Japan from its annual assessment of the effectiveness of the company's internal control over financial reporting (Section 404) for 2008.  This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the year of consolidation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors
We have updated the risk factors included in our Form 10-K for the fiscal year ended December 31, 2007 (filed with the Securities and Exchange Commission (SEC) on February 22, 2008) as follows:

▪
1st quarter 2008 Form 10-Q (filed with the SEC on May 2, 2008) — removed the reference to tornado damage at our manufacturing facility in Oxford, Mississippi, after we determined that the disruption did not have a material impact on the company's first quarter 2008 results and will not likely have any such impact on future results of the company.

▪
2nd quarter 2008 Form 10-Q (filed with the SEC on August 1, 2008) — included risks associated with meeting EPA Tier 4 nonroad diesel emission requirements applicable to the majority of our nonroad machinery and engine products commencing in 2011.

▪	In this report, new risks due to the current global economic downturn and more specifically as a result of the current volatility and uncertainty in the global capital and credit markets are included.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” of this Form 10-Q.  In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.  The discussion and analysis in this Form 10-Q is forward-looking and involves uncertainties that could significantly impact results.  From time to time, we also provide forward-looking statements in other materials we issue to the public or in the form of oral presentation to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You can identify these statements by the fact they do not relate to historical or current facts and by the use of words such as "believe," "expect," "estimate," "anticipate," "will be," "should," “plan,” “project,” “intend,” “could,” and similar words or expressions that identify forward-looking statements made on behalf of Caterpillar.

In particular, these forward-looking statements include statements relating to future actions, prospective products, products’ approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, economic conditions, potential returns and financial results. The statements are based on assumptions or on known or unknown risks and uncertainties. Although we believe we have been prudent in our assumptions, we cannot guarantee the realization of these statements. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

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

The ongoing worldwide financial and credit crisis reduced the availability of liquidity to fund investments in many markets that we serve. The central banks and other policy arms of many countries have implemented various actions to restore liquidity and increase the availability of credit. The effectiveness of these government actions is uncertain and could have a material impact on the customers and markets we serve.

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

Environmental Regulations
Our facilities, operations and products are subject to increasingly stringent environmental laws and regulations, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of general, non-hazardous and hazardous waste materials. While we believe we are in compliance in all material respects with these environmental laws and regulations, we cannot ensure that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

Particularly, our engines are subject to extensive statutory and regulatory requirements governing exhaust emissions and noise, including standards imposed by the EPA, state regulatory agencies in the U.S. and other regulatory agencies around the world. For instance, governments may set new emissions standards that could impact our products and operations in ways that are difficult to anticipate with accuracy. Thus, significant changes in standards, or the adoption of new standards, have the potential to negatively impact our results and competitive position.

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

Changes in General Economic Conditions and Economic Conditions of Industries We Serve
Our results of operations are materially affected by the conditions in the global economy generally and in the global capital markets. The current global financial crisis, which began last year, has deteriorated further since the second quarter of 2008 and has caused extreme volatility and disruptions in the capital and credit markets, principally in the US, Europe and Japan. In some cases, the markets have decreased availability of liquidity and credit capacity for certain issuers and customers.

Although we currently generate funds from our operations to pay our operating expenses, fund our capital expenditures, buy back stock, pay dividends and fund our employee retirement benefit programs, our ability to continue to meet these cash requirements over the long-term will require substantial liquidity and access to sources of funds, including capital and credit markets. Changes in global economic conditions, including material cost increases and decreases in economic activity in many of the markets that we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.  Continuing market volatility, the impact of government intervention in financial markets and general economic conditions may also adversely impact the ability of the company to access capital and credit markets to fund operating needs.  Inability to access capital and credit markets may have an adverse effect on the company’s results of operations.

The energy and mining industries are major users of our machines and engines.  Decisions to purchase our machines and engines are dependent upon performance of these industries. If demand of output in these industries increases, the demand for our products would likely increase and vice versa.  Prices of commodities in these industries are frequently volatile and change in response to general economic conditions, economic growth, commodity inventories and any disruptions in production.  We assume certain prices for key commodities in preparing our outlooks.  Commodity prices lower than those assumed have the potential to negatively impact our sales.

The rates of infrastructure spending, housing starts, and commercial construction, play a significant role in our results.  Our products are an integral component of these activities, and as these activities increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted, which could negatively impact our results.

Residential housing starts have been declining in the U.S. since early 2006 and housing permits in Europe have declined since late 2006. The situation has worsened with the deterioration in mortgage and real estate markets and has negatively impacted our sales in North America and Europe. These downturns could continue if current levels of volatility and uncertainty in the global capital and credit markets persist or worsen.  Although the U.S. Government has enacted the Emergency Economic Stabilization Act (“EESA”) and governments of many countries, including countries in Europe, Japan and Australia, have adopted similar initiatives to help restore viability in these markets and the economy generally, there is no assurance that the measures stipulated in the EESA and other actions of the U.S. Government or the initiatives of other governments for the purpose of stabilizing the mortgage, real estates and financial markets will achieve the intended effect.

Changes in Price and Significant Shortages of Component Products
We are a significant user of steel and many commodities required for the manufacture of our products.  So, increases in the prices of such commodities likely would increase costs higher than expected, negatively impacting profits. For instance, steel prices have significantly increased over the past year, which has caused our manufacturing costs to increase significantly and negatively impacted our profitability, particularly in our machine business. While we expect steel and other commodity prices have peaked, we cannot guarantee that prices will not continue to rise.

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

In particular, some of our engine customers are OEMs that manufacture or could in the future manufacture engines for their own products.  Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products and in order to reduce costs, eliminate production risks and maintain company focus.  However, we cannot assure that these customers will continue to outsource engine manufacture in the future. Increased levels of production insourcing by these customers could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet specifications and the emergence of low-cost production opportunities in foreign countries.  A significant reduction in the level of engine production outsourcing from our OEM customers could significantly impact our revenues and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

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

Changes in Accounting Standards
Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board.  Market conditions have prompted accounting standard setters to issue new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

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

Risks to Global Operations
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, countries with political and economic instability, exposing our business operations to certain political and economic risks inherent in operating globally. These risks include:

▪	changes in regulations; imposition of currency restrictions and other restraints;

▪	imposition of burdensome tariffs and quotas;

▪	national and international conflict, including terrorist acts; and

▪	economic downturns, political instability and war or civil unrest may severely disrupt economic activity in affected countries.

As a normal practice, we do not assume such events in our outlooks unless they are already happening when the outlook is issued.  So the occurrence of one of these events has the potential to negatively impact our results.

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

The current difficult and volatile market conditions have adversely affected the financial industry in which Cat Financial operates. Cat Financial is significant to our operations and provides financing support to a significant share of our global sales. The inability of Cat Financial to access funds to support its financing activities to our customers could have a material adverse effect on our business.

Cat Financial’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets.  Cat Financial depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations.  A large portion of Cat Financial's borrowings have been issued in the medium term note and commercial paper markets and, although Cat Financial has continued to actively issue in these markets, there can be no assurance that such markets will continue to be a reliable source of financing for Cat Financial. If current levels of market disruption and volatility continue or worsen, Cat Financial could face materially higher financing costs or seek to repay medium term notes and commercial paper as it becomes due or to meet its other liquidity needs by drawing upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources. However, under extreme market conditions, there can be no assurance such agreements and other funding sources would be available or sufficient.  Should current levels of market disruption and volatility continue or worsen, Caterpillar may also face a number of other risks in connection with these events, including:

(i) Market developments may affect customer confidence levels and may cause declines in credit applications and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our charge-offs and provision for credit losses.

(ii) The process Cat Financial uses to estimate losses inherent in its credit exposure requires a degree of management judgment related to numerous subjective qualitative factors, including forecasts of economic conditions and how these economic predictions might impair the ability of its borrowers to repay their loans, which may no longer be capable of accurate estimation and  may, in turn, impact the reliability of the process.

(iii) Cat Financial’s ability to engage in routine funding transactions or borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

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

In addition, the global demand for our products generally depends on our customers’ ability to pay for our products which, in turn, depends on their access to funds. Due to the current capital and credit markets volatility and uncertainty, many financial institutions have revised their lending standards, thereby decreasing access to capital. If the capital and credit markets volatility continues or worsens, the liquidity of our customers may decline which, in turn, would reduce their ability to purchase our products.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (dollars in billions)
July 1-31, 2008	424,000	$71.13	424,000	$4.213	[1]
August 1-31, 2008	800,000	$68.84	800,000	$4.158	[1]
September 1-30, 2008	4,650,000	$65.14	4,650,000	$3.855	[1]
Total	5,874,000	$66.07	5,874,000

[1]		In February 2007, the Board of Directors authorized a $7.50 billion stock repurchase program over the next five years, expiring on December 31, 2011.

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

During the three and nine months ended September 30, 2008, $119 million and $219 million of cash were used to repurchase 2.2 million shares and 4.0 million shares, respectively, pursuant to calls exercised under this program. Premiums previously paid associated with these exercised calls were $34 million and $62 million, respectively.  The following table summarizes the call contracts outstanding as of September 30, 2008:

Stock Repurchase Derivative Contracts Outstanding at September 30, 2008

				per share
Contract Date	Number of Shares	Expiration Date	Net Premiums Paid (millions)	Lower Strike Price	Upper Strike Price
October 2007	1,000,000	October 2008	$17	$58.00	$88.00
January 2008	1,000,000	December 2008	16	50.00	80.00
Total Outstanding	2,000,000		$33	54.00	84.00

Other Purchases of Equity Securities

	Total Number of Shares		Average Price	Total Number of Shares Purchased	Approximate Dollar Value of Shares that may yet be Purchased
Period	Purchased	[1]	Paid per Share	Under the Program	under the Program
July 1-31, 2008	8,379		$73.27	NA	NA
August 1-31, 2008	146		$68.94	NA	NA
September 1-30, 2008	185		$70.33	NA	NA
Total	8,710		$73.13

[1]			Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our foreign employees.  As of September 30, 2008, those plans had approximately 11,600 participants in the aggregate.  During the third quarter of 2008, approximately 163,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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
10.9
Five-Year Credit Agreement dated September 21, 2006 (2006 Five-Year Credit Agreement) among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c. and Caterpillar Finance Corporation, the Banks named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc, ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 26, 2006).

10.10
Japan Local Currency Addendum to the 2006 Five-Year Credit Agreement among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 26, 2006).

10.11
Local Currency Addendum to the 2006 Five-Year Credit Agreement among Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c., the Local Currency Banks named therein, Citibank, N.A.,  and Citibank International plc (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 26, 2006).

10.12
Amendment No. 1 to the 2006 Five-Year Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation and Caterpillar International Finance p.l.c., the Banks, Japan Local Currency Banks and Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A.

10.13
Omnibus Amendment and Waiver Agreement (Amendment No. 2) to the 2006 Five-Year Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, Caterpillar International Finance p.l.c., the Banks and Local Currency Banks named therein, Citibank International plc and Citibank, N.A.

10.14
Amendment No. 3 to the 2006 Five-Year Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation and Caterpillar International Finance Limited (f/k/a Caterpillar International Finance p.l.c.), the Banks, Japan Local Currency Banks and Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 23, 2008).

10.15
Five-Year Credit Agreement dated September 20, 2007 (2007 Five-Year Credit Agreement) among Caterpillar Inc., Caterpillar Financial Services Corporation and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 25, 2007).

10.16
Japan Local Currency Addendum to the 2007 Five-Year Credit Agreement among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 25, 2007).

10.17
Amendment No. 1 to the 2007 Five-Year Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation and Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 23, 2008).

10.18
364-Day Credit Agreement dated September 18, 2008 (2008 364-Day Credit Agreement) among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Banks named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 23, 2008).

10.19
Japan Local Currency Addendum to the 2008 364-Day Credit Agreement among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Japan Local Currency Banks named therein, Citibank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 23, 2008).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2008).
12	Computation of Ratios of Earnings to Fixed Charges.
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
October 31, 2008	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

October 31, 2008	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

October 31, 2008	/s/ Bradley M. Halverson	Controller
(Bradley M. Halverson)

October 31, 2008	/s/ James B. Buda	Vice President, General Counsel and Secretary
(James B. Buda)

October 31, 2008	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)