Form 10-K
period 2008-12-31
CATERPILLAR INC
filed 2009-02-20
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 1-768
CATERPILLAR INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant's telephone number, including area code: (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)(1)	Chicago Stock Exchange New York Stock Exchange
Preferred Stock Purchase Rights	Chicago Stock Exchange New York Stock Exchange
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange
5.3% Debentures due September 15, 2035	New York Stock Exchange

(1)	In addition to the exchanges in the United States, Caterpillar common stock is also listed on stock exchanges in Belgium, France, Germany, Great Britain and Switzerland.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ✓ ]   No [    ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [    ]   No [ ✓ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ ✓ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ ✓ ]   Accelerated filer [    ]   Non-accelerated filer [     ]  Smaller Reporting Company  [   ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]   No [ ✓ ]

As of June 30, 2008, there were 608,716,182 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $44.5 billion.

As of December 31, 2008, there were 601,526,641 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of the computation that directors and executive officers may be affiliates) was approximately $26.6 billion.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III
2009 Annual Meeting Proxy Statement (Proxy Statement) expected to be filed with the Securities and Exchange Commission (SEC) on April 20, 2009 but not later than June 30, 2009 (within 120 days after the end of the calendar year).

Parts I, II, IV	General and Financial Information for 2008 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K (Exhibit 13).

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

2.
Engines— A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications; and related parts.  Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machine and engine components and remanufacturing services for other companies.  Reciprocating engines meet power needs ranging from 10 to 21,700 horsepower (8 to over 16 000 kilowatts).  Turbines range from 1,600 to 30,000 horsepower (1 200 to 22 000 kilowatts).

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

Other information about our operations in 2008 and our outlook for 2009, including risks associated with foreign operations, is incorporated by reference from  "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Exhibit 13.

Company Strengths
Caterpillar is the leader in construction and mining equipment, and diesel and natural gas engines and industrial gas turbines in our size range. The company is also a leading services provider through Cat Financial, Caterpillar Logistics Services Inc., Caterpillar Remanufacturing Services and Progress Rail Services Corporation (Progress Rail).  Annual sales and revenues were $ 51.324 billion in 2008, making Caterpillar the largest manufacturer in its industry.  Caterpillar is also a leading U.S. exporter.  Through direct sales of certain products and a global network of independent dealers, Caterpillar builds long-term relationships with customers around the world.  For more than 80 years, the Caterpillar name has been associated with the highest level of quality products and services.  More information is available at www.CAT.com.

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

Machinery

The competitive environment for Caterpillar’s machinery business consists of some global competitors and many regional and specialized local competitors.  Examples of global competitors include, but are not limited to, Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group AB), CNH Global N.V., Hitachi Construction Machinery Co., Terex Corporation, J.C. Bamford Ltd. and Doosan Infracore Co., Ltd.  Each of these companies have varying numbers of product lines that compete with Caterpillar products and each have varying degrees of regional focus.  John Deere Construction and Forestry Division (part of Deere & Co.), for example, has numerous product lines that compete with Caterpillar primarily in North America and Latin America.  Others, like JCB, offer a limited range of products that compete globally against Caterpillar.

Global industry demand increased in the first three quarters of 2008 compared to the same period in 2007 due to gains in developing economies and commodity sectors.  Demand in the developed economies declined during this period.  The financial crisis worsened after mid September, leading to a worldwide recession and collapses in most commodity prices.  During fourth quarter 2008, industry demand in all regions dropped below fourth quarter 2007 levels.

Caterpillar's logistics business provides integrated supply chain services for Caterpillar and over 55 other companies worldwide.  It competes with global, regional and local competitors, including companies such as DHL International, GmbH and United Parcel Service, Inc.  The unit has grown rapidly since its inception in 1987.

Since its acquisition by Caterpillar in June 2006, wholly owned subsidiary Progress Rail has continued its position in North America as a leading provider of a broad range of products.  Based in Albertville, Alabama, Progress Rail is a leading provider of remanufactured locomotive, railcar and track products and services to the North American railroad industry.  The company also has one of the most extensive rail service and supply networks in North America.  Expansion into the railroad aftermarket business is a good fit with our strategic direction and leverages Caterpillar’s global remanufacturing capabilities.

Engines

Caterpillar operates in a very competitive engine/turbine manufacturing and packaging environment. The company designs, manufactures, markets and sells diesel, heavy fuel and natural gas reciprocating engines for Caterpillar machinery, electric power generation systems, on-highway vehicles and locomotives, marine, petroleum, construction, industrial, agricultural and other applications.  In addition, Caterpillar provides industrial turbines and turbine related services for oil and gas and power generation applications.

The competitive environment for reciprocating engines in marine, petroleum, construction, industrial, agriculture and electric power generation systems along with turbines consists of a few global competitors who compete in a variety of markets that Caterpillar serves, and a larger set of companies who compete in a limited size range and/or application. Principal global competitors include, but are not limited to, Cummins Inc., MTU Friedrichshafen and MTU Detroit Diesel (both are a Tognum Group Company) and Wartsila Corp. Other competitors, such as John Deere Power Systems, Siemens AG Power Generation, GE Energy, MAN Diesel SE, Mitsubishi Heavy Industries Ltd., and Volvo Penta (part of AB Volvo Group) compete in certain markets in which Caterpillar competes. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co., Kawasaki Heavy Industries, Ltd., Rolls-Royce Group plc and others, are packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.

In North America, Caterpillar competes for sales of on-highway diesel engines with, among others, Cummins Inc., Detroit Diesel Corp. and Mercedes-Benz (both part of Daimler AG), Navistar International Corp. and AB Volvo Group. Outside North America, Caterpillar competes for sales of on-highway diesel engines with, among others, Mitsubishi Fuso Truck & Bus Corp. (both part of Daimler AG), DAF Trucks N.V., Dongfeng Motor Corporation, Fiat PowerTrain Technologies S.p.A., MAN AG and Scania AB.  Some of these competitors are truck and/or bus manufacturers with proprietary diesel engines who also offer engines from independent manufacturers such as Caterpillar. As previously announced, Caterpillar will not provide Environmental Protection Agency (EPA) 2010 compliant engines to truck and other on-highway original equipment manufacturers (OEMs). Additionally, by mid-2009 Caterpillar will supply a very limited number of EPA 2007 compliant engines to truck and other on-highway OEMs.

Since the introduction of its four engine models with ACERT® Technology beginning in 2003, Caterpillar has continued to focus investment and resources on leveraging ACERT Technology into non-road markets, as well as into more of its engine platforms. The building blocks for ACERT Technology are flexible and scaleable and are being applied as needed based on engine platform and application.  From October 2004 through year-end 2008, Caterpillar has shipped over 65,000 Caterpillar machines powered by engines with ACERT Technology.  A line of ACERT industrial, electric power and marine engines has been released to further leverage the technology throughout Caterpillar’s businesses and engine platforms.

We believe ACERT provides Caterpillar a valuable foundation now and in the future to meet emissions and performance requirements, and we plan to continue investing in developing and leveraging ACERT Technology systems and components.

Caterpillar’s remanufacturing business provides services for a variety of products and services to Caterpillar and other external clients.  The remanufacturing business competes on a regional basis with similarly sized or smaller companies.  The company launched the remanufacturing business in the 1970s with engines/turbines and is now one of the world’s largest remanufacturers, processing more than two million units annually and recycling more than 140 million pounds of remanufactured products each year.   The business continues to grow at rates well above that of the global economy as a whole.

Previously, Caterpillar announced it would comply with Tier 4 requirements for its non-road engines and has invested significant  R&D expenditures on projects to ensure compliance, which also includes the use of certain allowances and credits provided under the Tier 4 regulations.

Financial Products

Our financial products business is primarily conducted by Cat Financial. Cat Financial, incorporated in Delaware, is a wholly owned finance subsidiary of Caterpillar.  Cat Financial's primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers around the world.  Such retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines.  In addition, Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term dealer receivables from Caterpillar.  The various financing plans offered by Cat Financial are designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of Cat Financial's activities is conducted in North America.  However, Cat Financial has additional offices and subsidiaries in Asia, Australia, Europe and Latin America.

For over 25 years, Cat Financial has been providing financing in the various markets in which it participates, contributing to its knowledge of asset values, industry trends and customer needs.

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

Cat Financial's retail leases and installment sale contracts (totaling 60 percent*) include:
•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, Cat Financial is considered the owner of the equipment (17 percent*).

•
Finance (non-tax) leases where the lessee for tax purposes is considered the owner of the equipment during the term of the lease, and the agreement either requires or allows the customer to purchase the equipment for a fixed price at the end of the term (21 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structured payments over time (21 percent*).

•	Governmental lease-purchase plans in the United States that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Retail notes receivables (27 percent*) include:
•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing.

Wholesale notes receivables, finance leases and installment sale contracts (totaling 13 percent*) include:
•	Inventory/rental programs which provide assistance to dealers by financing new Caterpillar inventory and rental fleets (5 percent*).

•	Short-term dealer receivables that Cat Financial purchases from Caterpillar and subsidiaries at a discount (8 percent*).

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial's competitors include Wells Fargo Equipment Finance Inc.; General Electric Capital Corporation and various local banks and finance companies.  In addition, many of our manufacturing competitors, such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Credit Corporation, use below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

Cat Financial's financial results are largely dependent upon the ability of Caterpillar dealers to sell equipment and customers' willingness to enter into financing or leasing agreements.  It is also affected by, among other things, the availability of funds from its financing sources, general economic conditions such as inflation and market interest rates and its cost of funds relative to its competitors.

Cat Financial has a "match funding" policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivables portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables, and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower its cost of borrowed funds. For more information regarding match funding, please see Note 3 – “Derivative financial instruments and risk management” of Exhibit 13.  Also see the Risk to Financial Services Line of Business for general risk associated with our financial products business on pages 17 and 18 of this Form 10-K.

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

__________
*Indicates the percentage of Cat Financial's total portfolio at December 31, 2008.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial's concentration of credit risk, please refer to Note 8 – “Finance receivables” of Exhibit 13.

Cat Financial provides financing only when acceptable criteria are met.  Credit decisions are based on, among other factors, the customer's credit history, financial strength and equipment application.  Cat Financial typically maintains a security interest in retail-financed equipment and requires physical damage insurance coverage on financed equipment.  Cat Financial finances a significant portion of Caterpillar dealers' sales and inventory of Caterpillar equipment throughout the world.  Cat Financial's competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers. Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing.  Transaction processing time and supporting technologies continue to drive Cat Financial in its efforts to respond quickly to customers and improve internal processing efficiencies.  We believe Cat Financial's web-based Cat FinancExpressSM transaction processing and information tool currently available in the United States, France, Canada and Australia provides Cat Financial a competitive advantage in those areas.  Cat FinancExpressSM is an on-line tool that provides finance quotes, credit decisions and the ability to print the appropriate financial documents for end-user signature, all in a reasonably short time frame.

Caterpillar Insurance Company, a wholly owned subsidiary of Cat Insurance, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Insurance Company is licensed to conduct property and casualty insurance business in 49 states and the District of Columbia, and as such, is regulated in those jurisdictions as well.  The State of Missouri acts as the lead regulatory authority and monitors Caterpillar Insurance Company’s financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.

Caterpillar Life Insurance Company, a wholly owned subsidiary of Caterpillar, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Life Insurance Company is licensed to conduct life and accident and health insurance business in 26 states and the District of Columbia, and as such, is regulated in those jurisdictions as well. The State of Missouri acts as the lead regulatory authority and it monitors the financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Life Insurance Company also provides stop loss insurance protection to a Missouri Voluntary Employees' Beneficiary Association (VEBA) trust used to fund medical claims of salaried retirees of Caterpillar under the VEBA.

Caterpillar Insurance Co. Ltd., a wholly owned subsidiary of Cat Insurance, is a captive insurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority.  Caterpillar Insurance Co. Ltd. is a Class 2 insurer (as defined by the Bermuda Insurance Amendment Act of 1995), which primarily insures affiliates and, as such, the Bermuda Monetary Authority requires an Annual Financial Filing for purposes of monitoring compliance with solvency requirements.

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

Caterpillar’s insurance group provides protection for claims under the following programs:

•
Contractual Liability Insurance to Caterpillar, Caterpillar dealers and Original Equipment Manufacturers (OEMs) for extended service contracts (parts and labor) offered by third party dealers and OEMs.

•	Cargo insurance for the worldwide cargo risks of Caterpillar products.

•	Contractors' Equipment Physical Damage Insurance for equipment manufactured by Caterpillar or OEMs, which is leased, rented or sold by third party dealers to customers.

•	General liability, employer's liability, auto liability and property insurance for Caterpillar.

•	Retiree Medical Stop Loss Insurance for medical claims under the VEBA.

•	Brokerage services for property and casualty and life and health business.

Cat Power Ventures, a wholly owned subsidiary of Caterpillar, primarily invested equity and took ownership interests in power generation projects throughout the world that utilized Caterpillar power generation equipment. In some cases, these projects also utilized construction and operations and maintenance services that are provided by other Caterpillar subsidiaries. In December 2005, Cat Power Ventures decided that it would no longer invest equity in power generation projects.  As a result, Cat Power Ventures has not made any new equity investments in power generation projects and has sold a majority of its project investment portfolio, including divesting its investment interests in Poland and the Dominican Republic in 2008. It continues to hold an equity interest in a project in Tunisia.

Business Developments in 2008

Economic and Market Conditions
Our business, results of operations and financial condition are materially affected by the conditions in the global economy. The global economic crisis and the volatility in the credit and capital markets, which began in 2007, had a significant impact on our 2008 profitability. Overall, the company realized record 2008 sales and revenues of $51.324 billion, with strong sales and revenues and profit per share for the first three quarters of the year. However, due to the deteriorating global economic conditions and the volatility of financial markets, our fourth quarter profit per share of $1.08 was significantly depressed, down 28 percent from the fourth quarter of 2007. While sales and revenues of about $12.923 billion increased $779 million from the fourth quarter of 2007, our fourth quarter profit of $661 million decreased by $314 million from 2007 fourth quarter profit. This was due to the significantly higher manufacturing costs driven by higher material and freight costs, along with manufacturing inefficiencies, as costs did not drop in line with a sharp decline in production volume.  Also, we experienced a significant decrease in the profitability of our financial products business as a result of the turbulence in the financial markets.

As we move forward in 2009, the global economic conditions and key commodity prices have continued to decline significantly, the financial markets remain under stress and our expectations for 2009 have deteriorated.  We are projecting 2009 sales and revenues to be in a range of plus or minus 10 percent from $40 billion, down 25 percent from 2008 sales. At $40 billion in sales and revenues in 2009, the company expects to achieve profit of about $2.00 per share or $2.50 per share excluding redundancy costs. We have been rapidly executing our “trough” plans and implementing actions throughout the company to deal with a very challenging global business environment and to reduce costs. Some of the “trough” plans and actions include:

•	Significant reductions in total compensation for executives / senior managers.

•	Voluntary and involuntary employee separations and layoffs.

•	Hiring freezes and suspension of salary increases for most support and management employees.

•	Reduction in indirect expenses of about 15 percent.

•	Significant reduction in capital expenditures.

•	Sharp declines in overtime work.

•	Several facilities have shortened workweeks, and others will or have implemented full and partial plant shutdowns.

•	Shifting more resources to short- and medium-term material cost reduction.

•	Shifting more resources to inventory reduction projects.

While we expect the full year of 2009 to be very challenging, profit in the first half, and particularly the first quarter will be under severe pressure.  In fact, a first quarter loss is possible.

As a result of the impact of the global economic downturn on our business, many of the expansion plans announced in 2008, some of which are discussed below under Growth Initiatives, are under review and will be implemented based on our spending priorities.

Financial Results and Stockholder Value
Full year 2008 results marked the sixth consecutive year of record sales for Caterpillar, including sales and revenues of $51.324 billion and profit of $3.557 billion, or $5.66 per share.  In October 2008, Caterpillar marked the milestone achievement of 300 consecutive quarters of paying dividends to stockholders.  We also reduced the number of shares outstanding by repurchasing 27.3 million shares in 2008 at a cost of $1.879 billion in support of our Board-authorized $7.5 billion stock repurchase programs approved in February 2007 and to be completed by 2011.  As of December 31, 2008, the company had 601,526,641 shares of stock outstanding.  On January 26, 2009, the company announced that it would temporarily suspend its stock repurchase program.

Sustainability
In 2008, the company continued its efforts in sustainable development and commitment to make sustainable development a "strategic area of improvement" in our enterprise strategy.  The company was selected as a member of the Dow Jones Sustainability World Index (DJSI World) for the eighth consecutive year and has retained the leadership position in the Industrial Engineering sector for the third year.  DJSI uses a best-in-class approach designed to identify best practices across the economic, social and environmental dimensions of corporate sustainability.

Caterpillar Production System (CPS)
We continued our internal focus on global deployment of CPS with 6 Sigma.  Implementation of CPS is fundamental to reaching our 2010 goals to significantly improve product availability and increase inventory turns.  We achieved our target assessment score for year-end 2008 and early-hour product quality as well as safety improved dramatically.

Growth Initiatives
In 2008, the company made progress toward its goal of continuing expansion of our business in China and other emerging markets and to move toward achieving market leadership.  In support of our overall enterprise strategy and Vision 2020, Caterpillar took the following actions during 2008.

•
In January 2008, Caterpillar completed the final steps in the acquisition of the remaining 60 percent equity interest in Shandong Machinery Co. Ltd. (SEM), a leading wheel loader manufacturer in China.  The company also announced a multi-million dollar expansion to increase the capacity of SEM, demonstrating its commitment to support its growing customer base in the Chinese construction equipment industry.  The investment will allow Caterpillar to meet growing demand and provide a broader product portfolio to wheel loader customers. We are currently planning to expand SEM's production capacity and have purchased land for this purpose.  The construction is expected to begin in 2009.

•
In April 2008, Caterpillar expanded its Global Mining business through the acquisition of Lovat Inc. (Lovat), a leading global manufacturer of tunnel boring machines used in the construction of metro, railway, road, sewer, water main, penstock, mine access, high voltage cable and telecommunications tunnels.

•
In June 2008, as part of its strategic plan to increase its manufacturing footprint in the rapidly growing Asia-Pacific region, Caterpillar announced a four-year, $200 million investment to increase manufacturing capacity in India, by significantly increasing production for off-highway trucks made at its facility near Chennai, expanding engine production at its facility in Hosur and increasing India production capability for backhoe loaders.  The additional investment demonstrates Caterpillar's commitment to customers in India and the importance of such emerging markets as we build our proven global business model across the Asia-Pacific region, an area that is critical to Caterpillar's 2010 and Vision 2020 goals.

•
Caterpillar also reached an agreement to acquire all of the capital stock of MGE Equipamentos & Serviços Ferroviários Ltda. (MGE), a manufacturer and reconditioner of traction motors, main and auxiliary generators, control equipment and auxiliary components for locomotives and transit cars based in Diadema and Hortolandia in Sao Paulo State, Brazil.  In addition, MGE maintains, modernizes and rebuilds transit cars and locomotives.  The acquisition of MGE represents an important step in the international growth strategy of Caterpillar's Progress Rail Services Division (Progress Rail) and an important part of Caterpillar's Vision 2020 strategy.

•
Caterpillar also announced the acquisition of certain assets of Gremada Industries, Inc. (Gremada), a leader in the processes of remanufacturing and reclaiming metal parts and components used in transmissions, torque converters and final drives.  Gremada provides service support for off-highway equipment used in the mining and petroleum industries, and it has extensive experience providing remanufacturing expertise for equipment used for petroleum drilling applications.  Gremada will become part of Caterpillar's Remanufacturing Division, enhancing product and service offerings and increasing strategic focus for remanufacturing in the mining and petroleum industries, supporting Caterpillar’s continued service businesses growth strategy.

•
In August 2008, Caterpillar announced plans to further expand its global business model in China by adding to its China-based research and development (R&D) operations to increase the technical support for products serving markets in China and the rest of the Asia Pacific Region. The city of Wuxi in Jiangsu province was announced as the location for a multi-functional research and development center serving Caterpillar's ventures in China and the rest of the Asia Pacific Region.  This additional R&D effort is part of Caterpillar's strategy to support the expanded manufacturing footprint being implemented in China and the growing market demand in emerging markets. The center will be built in multiple phases with the first phase to be complete at the end of 2009.

•
Also in August, Shin Caterpillar Mitsubishi Ltd. (SCM) completed the first phase of a share redemption plan whereby SCM redeemed one-half of Mitsubishi Heavy Industries Ltd.’s shares in SCM. This resulted in Caterpillar owning 67 percent of the renamed entity, Caterpillar Japan Ltd. (Cat Japan).

•
In September 2008, Caterpillar announced it would open a new remanufacturing facility in Singapore, as part of its strategic plan to increase remanufacturing operations and better support the mining market in Asia. The new facility will serve as the regional source for remanufactured major components, including mining truck engines, transmissions, final drives and torque converters and expand Caterpillar's current remanufacturing operations in the Asia-Pacific region.  The facility is anticipated to be fully operational by mid-2010.

•
Also in September, Caterpillar expanded on implementation of its long-planned strategy to include core machine assembly operations in its existing component production facility in Tosno, Russia. Caterpillar has manufactured components in Tosno since 2000, exporting those components from Russia to other Caterpillar machine factories in Europe. The hydraulic excavators assembled in Tosno in 2008 are the first core machines Caterpillar has produced in Russia. The Tosno-built machines will be sold to customers in the rapidly expanding Russian market.

•
In October 2008, Caterpillar and Trimble Navigation Limited, the leading innovator in developing technology for mobile and work applications, announced the creation of a new joint venture company and a new distribution agreement.  The new company, VirtualSite Solutions, will integrate the deep expertise of both parent companies in the areas of product design and software development to transform the way contractors manage their businesses. The joint venture will create information rich worksites allowing customers to more efficiently and safely manage their equipment fleets, reduce operating costs and improve productivity in the area of fuel consumption, maintenance, worksite productivity and fleet logistics.

Other 2008 Developments
•
In June 2008, Caterpillar announced a multi-year $1 billion capacity expansion that will position key factories in Illinois and other areas to compete for the long term. The investments will allow Caterpillar to meet continued demand and bolster its global leadership for machines used primarily in mining and large infrastructure applications. In support of this capacity expansion, the company will invest more than $1 billion from 2008 through 2010 in five existing facilities in Illinois (East Peoria, Joliet, Decatur, Aurora and Mossville).

•
In October 2008, to strengthen its world-class product and service offerings, Caterpillar announced a realignment of its machine product and marketing organizations to sharpen customer focus, position the company to achieve its 2010 and Vision 2020 goals and build deep expertise in product development.

The realigned structure created five end-to-end Machine Business Divisions: Mining, Quarry & Waste (subsequently renamed Quarry & Specialty Industries), Excavation, Earthmoving and Building Construction Products that incorporate design, manufacturing, marketing, sales and product support for the entire value chain. This new structure will increase accountability and drive global growth as well as profitability.

The alignment also introduced three new regional Distribution Services Divisions within Caterpillar, replacing the company’s existing marketing arms. They will have responsibility for Caterpillar’s total portfolio of business with each dealer, the dealer relationship, dealer development and ensuring the most efficient and effective distribution of Caterpillar machines, engines and parts.

The new structure also expanded and reorganized Caterpillar’s Motion & Power Control Division into two new divisions.  The new Advanced Systems Division will focus on designing and manufacturing critical components and integrated systems—hydraulic, transmission and lower powertrain—while working even more closely with worldwide suppliers to provide these solutions both internally and externally to original equipment manufacturers (OEMs).  The new Core Components Division will bring together the engineering and supply base for hoses and tubes, filters and common components like tires, bearings, fasteners and seals. Along with undercarriage and ground engaging tools, this new division will bring better business focus to these widely used components.

Business Combinations
Information related to acquisitions and alliances appears in Note 25 – “Business Combinations” of Exhibit 13.

Raw Materials and Component Products
We source our raw materials and manufactured components from leading suppliers both domestically and internationally. These purchases include unformed materials, rough and finished parts.  Unformed materials would be a variety of steel products which are then cut or formed to shape and machined in our facilities. Rough parts would be various sized steel and iron castings and forgings which are machined to final specification levels inside our facilities. Finished parts are ready to assemble components which are made to either Caterpillar specifications or to the supplier developed specifications.  We machine and assemble some of the components used in our machines, engines and power generation units and to support our after-market Dealer parts sales. We also purchase various goods and services used in production, logistics, offices and product development processes.  We maintain global strategic sourcing models to meet our global facilities' production needs while building long term supplier relationships and leveraging enterprise spend.  We expect our suppliers to maintain, at all times, industry-leading levels of quality and delivery of raw materials and component products supplied for our machine and engine products.  We use a variety of agreements with suppliers to protect our intellectual property and processes to monitor and mitigate risks of the supply base causing a business disruption.  The risks monitored include supplier financial viability, business continuity, quality and delivery.

Order Backlog
Much of our backlog is in large engines, gas turbines and in mining products. The dollar amount of backlog believed to be firm was approximately $14.7 billion at December 31, 2008, and $17.8 billion at December 31, 2007.  Of the total backlog, approximately $2.2 billion at December 31, 2008, and $2.5 billion at December 31, 2007, was not expected to be filled in the following year.  Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.  As we look forward to 2009, we expect our backlog to ease, particularly in the mining sector, which has begun to experience slowing investment activities due to declining commodity prices.

Dealers
Our machines are distributed principally through a worldwide organization of dealers (dealer network), 52 located in the United States and 128 located outside the United States, serving 182 countries and operating 3,537 places of business, including dealer rental outlets. Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by Perkins are also sold through its worldwide network of 131 distributors located in 172 countries. Most of the electric power generation systems manufactured by FG Wilson are sold through its worldwide network of 157 dealers located in 180 countries.

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

Research and Development
We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components.  In 2008, 2007 and 2006, we spent $1,728 million, $1,404 million and $1,347 million, or 3.4 percent, 3.1 percent and 3.2 percent of our sales and revenues, respectively, on our research and development programs.  We expect R&D expenditures in 2009 to decline somewhat from 2008 levels and we will emphasize product development required to meet Tier 4 emissions requirements.

Employment
As of December 31, 2008, we employed 112,887 persons of whom 59,378 were located outside the United States.  However, due to deteriorating global economic conditions that are having a significant impact on our business, the company is implementing workforce reductions that will reduce the number of employees in 2009.

In the United States, most of our 53,509 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2008, there were 14,899 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions.  The United Automobile, Aerospace and Agricultural Implement Workers of America represents 12,262 Caterpillar employees under a six-year central labor agreement that will expire March 1, 2011.  The International Association of Machinists represents 2,028 employees under labor agreements that expire on May 23, 2010, and April 30, 2012.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales
Sales outside the United States were 67 percent of consolidated sales for 2008, 63 percent for 2007, and 54 percent for 2006.

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

Available Information
The company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary; and any other form or report as required.  The public may read and copy any materials the company has filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The company maintains an Internet site (www.CAT.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.CAT.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies of our board committee charters, our board's Guidelines on Corporate Governance Issues, Worldwide Code of Conduct and other corporate governance information are available on our Internet site (www.CAT.com/governance), or upon written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629-7310.

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

Item 1A. Risk Factors.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Exhibit 13 to this Form 10-K.  In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.  The discussion and analysis contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other items in this Form 10-K is forward-looking and involves uncertainties that could significantly impact results.  From time to time, we also provide forward-looking statements in other materials we issue to the public or in the form of oral presentation to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You can identify these statements by the fact they do not relate to historical or current facts and by the use of words such as "believe," "expect," "estimate," "anticipate," "will be," "should," “plan,” “project,” “intend,” “could” and similar words or expressions that identify forward-looking statements made on behalf of Caterpillar.

In particular, these forward-looking statements include statements relating to future actions, prospective products, products’ approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, economic conditions, potential returns, financial condition and financial results. The statements are based on assumptions or on known or unknown risks and uncertainties. Although we believe we have been prudent in our assumptions, we cannot guarantee the realization of these statements. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

The company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any future related disclosures we make on our Form 10-Q or any Form 8-K report to the SEC.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. These are factors that, individually or in the aggregate, we believe could make our actual results differ materially from expected or past results. You should note it is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks and uncertainties.

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

The ongoing worldwide financial and credit crisis reduced the availability of liquidity to fund investments in many markets that we serve. The central banks and other policy arms of many countries have implemented various actions to restore liquidity and increase the availability of credit. The effectiveness of these and related government actions is uncertain and could have a material impact on the customers and markets we serve and our business, results of operations and financial condition. Government policies on taxes and spending affect our businesses.  Throughout the world, government spending finances much infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine depreciation lives and the amount of money users can retain, both of which influence investment decisions.  Developments more unfavorable than anticipated, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

Government can also impact international trade and investment through a variety of policies, such as import quotas, inspections, capital controls or tariffs.  Developments worse than anticipated in the outlook, which could include lower import quotas, more detailed inspections or higher tariffs, could negatively impact our business, results of operations and financial condition.

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

Particularly, our engines are subject to extensive statutory and regulatory requirements governing exhaust emissions and noise, including standards imposed by the EPA, state regulatory agencies in the U.S. and other regulatory agencies around the world. For instance, governments may set new emissions standards that could impact our products and operations in ways that are difficult to anticipate with accuracy. Thus, significant changes in standards, or the adoption of new standards, have the potential to negatively impact our business, results of operations, financial condition and competitive position.

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

Credit and Equity Market Volatility, Changes in General Economic Conditions and Economic Conditions of Industries or Markets We Serve
Our results of operations are materially affected by the conditions in the global economy generally and in the global capital markets. The current global financial crisis, which began in 2007, has deteriorated further and has caused extreme volatility and disruptions in the capital and credit markets, principally in the U.S., Europe and Japan. In some cases, the markets have decreased availability of liquidity and credit capacity for certain issuers and customers.

Although we generally generate funds from our operations to pay our operating expenses, fund our capital expenditures, buy back stock, pay dividends and fund our employee retirement benefit programs, our ability to continue to meet these cash requirements over the long-term will require substantial liquidity and access to sources of funds, including capital and credit markets. Changes in global economic conditions, including material cost increases and decreases in economic activity in many of the markets that we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.  Continuing market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact the ability of the company to access capital and credit markets to fund operating needs.  Inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position.

In addition, due to the decreased availability of, and the related high cost in accessing, liquidity and credit in this current volatile credit and capital market, we may, in a bid to conserve cash for operations, undertake acquisitions that would be financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease of our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot guarantee any such acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common shares.

The energy and mining industries are major users of our machines and engines.  Decisions to purchase our machines and engines are dependent upon performance of these industries. If demand or output in these industries increases, the demand for our products would likely increase.  Likewise, if demand or output in these industries declines, the demand for our products would likely decrease. Prices of commodities in these industries are frequently volatile and change in response to general economic conditions, economic growth, commodity inventories and any disruptions in production.  We assume certain prices for key commodities in preparing our outlooks.  Commodity prices lower than those assumed have the potential to negatively impact our business, results of operations and financial condition.

The rates of infrastructure spending, housing starts and commercial construction, play a significant role in our results.  Our products are an integral component of these activities, and as these activities increase or decrease inside or outside of the U.S., demand for our products may be significantly impacted, which could negatively impact our results.

Residential housing starts have been declining in the U.S. since early 2006 and housing permits in Europe have declined since late 2006. The situation has worsened with the deterioration in mortgage and real estate markets and has negatively impacted our sales in North America and Europe. These downturns could continue if current levels of volatility and uncertainty in the global capital and credit markets persist or worsen.  Although the U.S. Government has enacted the Emergency Economic Stabilization Act (EESA) and governments of many countries, including countries in Europe, Japan and Australia, have adopted similar initiatives to help restore viability in these markets and the economy generally, there is no assurance that the measures stipulated in the EESA and other actions of the U.S. Government or the initiatives of other governments for the purpose of stabilizing the mortgage, real estates and financial markets will achieve the intended effect.

The growth in the emerging markets (i.e. Africa, Asia/Pacific, Latin America, the Middle East and Russia) have positively impacted our sales and revenues and accounted for a significant portion of our 2008 sales and revenues. However, countries in emerging markets are beginning to experience slowing growth due to the impact of the global economic downturn. As a result, the volume of capital and infrastructure projects has declined and some governments are cutting spending on capital projects, including construction and infrastructure. If this trend continues or worsens, our sales in the emerging markets could be adversely impacted, which could have a material negative impact on our business, results of operations and financial condition.

Changes in Price and Significant Shortages of Component Products
We are a significant user of steel and many commodities required for the manufacture of our products.  As a result, increases in the prices of such commodities likely would increase costs more than expected, negatively impacting our business, results of operations and financial condition.

We rely on suppliers to secure component products, particularly steel, required for the manufacture of our products. A disruption in deliveries to or from suppliers or decreased availability of such components or commodities could have an adverse affect on our ability to meet our commitments to customers or increase our operating costs. We believe our source of supply of raw materials will be generally sufficient for our needs in the foreseeable future. However, our business, results of operations or financial condition could be negatively impacted should the supply turn out to be insufficient for our operations.

In addition, the current general global economic downturn and the volatility in the credit and capital markets have caused a significant decline in sales and revenues and limited liquidity for many businesses. If these conditions continue or worsen, many of our suppliers’ financial viability could be adversely impacted. As a result, their ability to continue supplying component products for the manufacture of our products could be significantly undermined, which, in turn, could negatively impact our ability to meet our customers’ demand for our products and our business, results of operations and financial condition.

Currency Fluctuations
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues, are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar vis-à-vis other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have a significant impact on our results of operations and financial condition if such increase or decrease in the value of the U.S. dollar is substantial.

Dealer/Original Equipment Manufacturers Sourcing Practices
We sell finished products through an independent dealer network and directly to OEMs.  Both carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs.  Such adjustments can impact our results either positively or negatively.

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

•
Higher than expected finance costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

•	The company may experience problems in retaining customers and integrating customer bases.

Failure to continue implementing the company’s acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

In addition, due to the decreased availability of, and the related high cost in accessing, liquidity and credit in this current volatile credit and capital market, we may, in a bid to conserve cash for operations, undertake acquisitions that would be financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease of our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot guarantee any such acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common shares.

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

The environment remains competitive from a pricing standpoint. Our sales outlook assumes certain price increases that we announce from time to time will hold in the marketplace.   Changes in market acceptance of price increases, changes in market requirements for price discounts or changes in our competitors’ behavior could have a material impact on the company’s business, results of operations and financial condition.

In addition, our results and ability to compete may be impacted positively or negatively by changes in the sales mix.  Our outlook assumes a certain geographic mix of sales as well as a product mix of sales.  If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

Changes in Accounting Standards
Our financial statements are subject to the application of U.S. generally accepted accounting principles (GAAP), which are periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board.  Market conditions have prompted accounting standard setters to issue new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, results of operations and financial condition.

Litigation and Contingency
We face an inherent business risk of exposure to various types of claims and lawsuits. We are involved in various intellectual property, product liability, product warranty and environmental claims and lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business. Although it is not possible to predict with certainty the outcome of every claim and lawsuit, we believe these lawsuits and claims will not individually or in the aggregate have a material impact on our business, results of operations and financial condition. However, we could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, results of operations and financial condition in any particular period. In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

As required by GAAP, we establish reserves based on our assessment of such contingencies.  Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve, requiring us to make additional material payments, which could result in an adverse effect on our results of operations.

Risks to Global Operations
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally and countries with political and economic instability, each of which exposes our business operations to certain political and economic risks inherent in operating globally. These risks include:

•	changes in regulations;

•	imposition of currency restrictions and other restraints;

•	imposition of burdensome tariffs and quotas;

•	national and international conflict, including terrorist acts; and

•	economic downturns, political instability and war or civil unrest may severely disrupt economic activity in affected countries.

As a normal practice, we do not assume such events in our outlooks unless they are already happening when the outlook is issued.  As a result, the occurrence of one or more of these events has the potential to negatively impact our business, results of operations and financial condition.

Risk Due to Funding Obligations Under Pension Plans
We maintain certain defined benefit pension plans for our employees, which impose on us certain payment obligations towards the funding of the plans. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs. An adverse significant change in the credit and capital market conditions could result in actual rates of return and growth rates being materially lower than projected.  This could significantly increase our payment obligations under the plans, require us to take a significant charge on our balance sheet and, as a result, adversely affect our business, results of operations and financial condition.

Risks Due to Debt Covenants
We maintain a number of credit facilities to support (i) our commercial paper program, and (ii) general corporate purposes (Facilities) and have issued debt securities to manage liquidity and fund operations (Debt Securities).  The agreements relating to a number of the Facilities and the Debt Securities contain certain restrictive covenants, including limits on subsidiary debt, the incurrence of liens, minimum levels of consolidated net worth, minimum interest coverage ratios and restrictions on consolidation and merger.

Although we do not believe any of these covenants presently materially restrict our operations, a breach of one or more of the covenants could result in material adverse consequences that could negatively impact our business, results of operations and financial condition. Such adverse consequences may include the acceleration of amounts outstanding under certain of the Facilities, triggering of an obligation to redeem certain Debt Securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the Facilities or new Facilities, or the lowering or modification of our credit ratings or those of one or more of our subsidiaries.

We recently received the consent of lenders under certain credit facilities to our lower consolidated net worth of $6.087 billion as of December 31, 2008 and to Cat Financial’s lower quarterly interest coverage ratio of 0.97 as of December 31, 2008.  In consideration of these consents, we agreed to increase the upper range of interest rates applicable to certain amounts that may be drawn by us and Cat Financial under certain credit facilities by approximately 1.00 to 1.50 percentage points and by Cat Financial under certain of its other facilities by approximately 1.00 percentage point.

Risks to Financial Services Line of Business
Inherent in the operation of Cat Financial is the credit risk associated with its customers.  The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events and the sustained value of the underlying collateral.

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse effect on our earnings and cash flows.  Because a significant amount of loans made by Cat Financial are made at fixed interest rates, our business is subject to fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flow.  In addition, since Cat Financial makes a significant amount of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flow.  Cat Financial also relies on a number of diversified global debt markets and funding programs to provide liquidity for its global operations, including commercial paper, medium term notes, retail notes, variable denomination floating rate demand notes, asset-backed securitizations and bank loans.  Significant changes in market liquidity conditions could impact Cat Financial’s access to funding and the associated funding costs and reduce its earnings and cash flow.  Although Cat Financial manages interest rate, foreign currency exchange rate and market liquidity risks through a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on its and our earnings and cash flow.  If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these various types of risk is ineffective, we may incur losses. With respect to Cat Financial’s insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of its investment portfolio, thus requiring a negative adjustment to earnings.

The current difficult and volatile market conditions have adversely affected the financial industry in which Cat Financial operates. Cat Financial is significant to our operations and provides financing support to a significant share of our global sales. The inability of Cat Financial to access funds to support its financing activities to our customers could have a material adverse effect on our business, results of operations and financial condition.

Cat Financial’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets.  Cat Financial depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations.  A large portion of Cat Financial's borrowings have been issued in the medium term note and commercial paper markets and, although Cat Financial has continued to have access to most of these markets, there can be no assurance that such markets will continue to be a reliable source of financing for Cat Financial. If current levels of market disruption and volatility continue or worsen, Cat Financial could face materially higher financing costs and become unable to access adequate funding to operate and grow our business or seek to repay medium term notes and commercial paper as it becomes due or to meet its other liquidity needs by drawing upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources. However, under extreme market conditions, there can be no assurance such agreements and other funding sources would be available or sufficient. The extent of any impact on our ability to meet funding or liquidity needs will depend on several factors, including our operating cash flow, the duration of any market disruption, the effects of governmental programs such as the Federal Deposit Insurance Corporation’s (FDIC’s) Temporary Liquidity Guarantee Program (TLGP), credit conditions generally, the volatility of equity markets, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions.

Should current levels of market disruption and volatility continue or worsen, we may also face a number of other risks in connection with these events, including:

•
Market developments that may affect customer confidence levels and may cause declines in credit applications and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our charge-offs and provision for credit losses.

•
The process Cat Financial uses to estimate losses inherent in its credit exposure requires a high degree of management’s judgment regarding numerous subjective qualitative factors, including forecasts of economic conditions and how economic predictors might impair the ability of its borrowers to repay their loans.  Ongoing financial market disruption and volatility may impact the accuracy of these judgments.

•
Cat Financial’s ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•
Since our counterparties are primarily financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

Government Programs Designed to Support Credit Markets
A number of governmental programs designed to support the global financial system were implemented in 2008.  While we generally support these programs, there have been unintended consequences of the programs that have impacted Cat Financial and other companies that do not qualify to participate in them.  As an example, in the United States, some of Cat Financial's competitors in the banking and manufacturing sectors have participated in the TLGP.  The TLGP was created to strengthen confidence and encourage liquidity in the banking system by providing a government guaranty of certain qualifying newly issued senior unsecured debt of banks, thrifts and certain holding companies.  Despite the FDIC’s intent to support the banking system through the TLGP, some of Cat Financial's competitors in the manufacturing sector have been permitted to participate in this program and issue senior unsecured debt with governmental guarantees at rates significantly below those capable of being offered by Cat Financial.  Likewise, Cat Financial's ability to issue debt rates that are competitive with those offered by its banking competitors has been further disadvantaged and accentuated at times by their participation in governmental programs such as the TLGP.  The TLGP, as well as other governmental initiatives, have effectively created below-market government subsidized financing for such competitors.  This program and other similar governmental programs in various jurisdictions have disadvantaged Cat Financial and other non-qualifying companies.  The TLGP is currently set to expire on June 30, 2009, although the FDIC has indicated that it plans to extend the program at least through October 31, 2009.  Other governmental programs may not have clear expiration dates.  Should the TLGP or any other governmental program that disadvantages Cat Financial be extended or expanded by its respective government, Cat Financial could continue to be negatively impacted in its ability to issue senior unsecured debt at rates that are comparable to those offered by its competition.

Market Acceptance of Products
Our business relies on continued global demand for our brands and products.  To achieve business goals, we must develop and sell products that appeal to our dealers, OEMs and customers.  This is dependent on a number of factors including our ability to manage and maintain key dealer relationships and our ability to develop effective sales, advertising and marketing programs.  In addition, our continued success in selling products that appeal to our customers is dependent on leading-edge innovation, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovation.  Failure to continue to deliver quality and competitive products to the marketplace, or to predict market demands for, or gain market acceptance of, our products, could have material impact on our business, results of operations and financial condition.

In addition, the global demand for our products generally depends on our customers’ ability to pay for our products, which, in turn, depends on their access to funds. Due to global economic conditions many of our customers may be experiencing increased difficulty in generating funds from operations.  Further, due to capital and credit market volatility and uncertainty, many financial institutions have revised their lending standards, thereby decreasing access to capital. If the capital and credit market volatility continues or worsens, the liquidity of our customers may decline which, in turn, would reduce their ability to purchase our products.

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

Item 1B. Unresolved Staff Comments as of December 31, 2008.

Not applicable.

Item 1C. Executive Officers of the Registrant as of December 31, 2008.

Name	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
James W. Owens (62)	Chairman and Chief Executive Officer (2004)	• •	Group President (1995-2003) Vice Chairman (2003-2004)
Richard P. Lavin (56)	Group President (2007)	•	Vice President (2004-2007)
Stuart L. Levenick (55)	Group President (2004)	• •	Chairman, Shin Caterpillar Mitsubishi Ltd. (2000-2004) Vice President (2000-2004)
Douglas R. Oberhelman (55)	Group President (2001)
Edward J. Rapp (51)	Group President (2007)	•	Vice President (2000-2007)
Gérard R. Vittecoq (60)	Group President (2004)	•	Vice President (2000-2004)
Steven H. Wunning (57)	Group President (2004)	•	Vice President (1998-2004)
James B. Buda (61)	Vice President, General Counsel and Secretary (2001)
David B. Burritt (53)	Vice President and Chief Financial Officer (2004)	•	Controller (2002-2004)
Bradley M. Halverson (48)	Controller (2004)	•	Corporate Business Development Manager, Corporate Services Division (2002-2004)
Jananne A. Copeland (46)	Chief Accounting Officer (2007)	•	Corporate Consolidations & Tax Accounting Manager (2002-2004)
		•	Corporate Financial Reporting Manager, Corporate Services Division (2004–2006)
		•	Corporate Financial Reporting Manager, Global Finance & Strategic Support Division(2006 – 2007)

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

Headquarters and Other Key Offices
Our corporate headquarters are in Peoria, Illinois.  Additional marketing and operating headquarters are located both inside and outside the United States including Miami, Florida, San Diego, California, Geneva, Switzerland, Beijing, People's Republic of China, Singapore, Piracicaba, Brazil and Tokyo, Japan.  The Financial Products Division is headquartered in leased offices located in Nashville, Tennessee.

Parts Distribution Centers
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

Technical Center, Training Centers, Demonstration Areas, and Proving Grounds
We own a Technical Center located in Mossville, Illinois, and various other technical and training centers, demonstration areas and proving grounds located both inside and outside the United States.

Manufacturing, Remanufacturing, and Overhaul
Manufacturing, remanufacturing and overhaul of our products are conducted primarily at the following locations.  These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing products.

Inside the U.S.
Alabama	• Lawrence	Ohio	• Montreal	Japan
• Albertville	• Wamego	• Dayton[1]	• Surrey	• Akashi
• Montgomery	Kentucky	Pennsylvania	• Toronto	• Sagamihara
Arkansas	• Ashland	• Chambersburg	• Winnipeg	Malaysia
• Little Rock	• Corbin	• Steelton	England	• Kuala Lumpur[1]
California	• Danville	South Carolina	• Barwell	Mexico
• Gardena	• Decoursey	• Greenville	• Desford	• Monterrey
• Mohave	• Louisville	• Jackson	• Ferndown	• Nuevo Laredo
• Rocklin	• Mayfield	• Lexington	• Peterborough	• Reynosa
• San Diego	• Raceland	• Newberry	• Peterlee	• Saltillo
Colorado	Louisiana	• Summerville	• Rushden	• Santa Catarina
• Pueblo	• New Orleans	• Sumter	• Shrewsbury	• Tijuana
Florida	Michigan	Tennessee	• Skinningrove	• Torreon
• Jacksonville	• Menominee	• Dyersburg	• Slough	• Veracruz
• Wildwood	Minnesota	• Knoxville	• Stafford	The Netherlands
Georgia	• Minneapolis	Texas	• Stockton	• Almere
• Alpharetta	• New Ulm	• Amarillo	• Wimborne	• s'-Hertogenbosch
• Griffin	• Owatonna	• Channelview	• Wolverhampton	Nigeria
• Jefferson	Mississippi	• De Soto	France	• Port Harcourt[2]
• LaGrange	• Corinth	• Mabank	• Arras	Northern Ireland
• Patterson	• Oxford	• San Antonio	• Chaumont	• Belfast
• Thomasville	• Prentiss County	• Sherman	• Echirolles	• Larne
• Toccoa	Missouri	• Waco	• Grenoble	People’s Republic
Illinois	• Boonville	• Waskom	• Rantigny	of China
• Alorton	• Kansas City	Virginia	Germany	• Erliban[1]
• Aurora	• West Plains	• Petersburg	• Kiel	• Foshan
• Champaign[1]	Montana	• Roanoke	• Rostock	• Qingzhou[2]
• Chicago	• Laurel	Wisconsin	Hungary	• Shanghai
• Decatur	Nebraska	• Hudson	• Gödöllö	• Suzhou
• Dixon	• Alliance	• Prentice	India	• Tianjin[2]
• East Peoria	• Gering	Wyoming	• Hosur	• Wuxi
• Granite City	• Lincoln	• Bill	• Pondicherry	• Xuzhou[2]
• Joliet	• Northport	• Laramie	• Thiruvallur	Poland
• Mapleton	• Sidney	• Rock Springs	Indonesia	• Janow Lubelski
• Mossville	• South Morrill	Outside the U.S.	• Bandung[2]	• Radom[1]
• Peoria	Nevada	Australia	• Jakarta	• Sosnowiec
• Pontiac	• Sparks	• Burnie	Italy	Russia
• Rochelle	North Carolina	• Melbourne	• Anagni	• Tosno
• Sterling	• Clayton	• Wivenhoe	• Atessa	South Africa
• Woodridge[1]	• Franklin	Belgium	• Bazzano	• Boksburg
Indiana	• Goldsboro	• Gosselies	• Fano	Sweden
• Charlestown	• Morganton	Brazil	• Frosinone	• Soderhamn
• East Chicago	• Sanford	• Curitiba	• Jesi	Switzerland
• Franklin	• Zebulon	• Diadema	• Marignano	• Riazzino
• Lafayette	North Dakota	• Hortolandia	• Milan	Tunisia
Kansas	• West Fargo	• Piracicaba	• Minerbio	• Sfax
• Fort Scott		Canada
• Edmonton
[1]	Facility of affiliated company (50 percent or less owned)
[2]	Facility of partially owned subsidiary (more than 50 percent, less than 100 percent)

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but we are unable at this time to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions and although penalties could potentially exceed $100,000, management does not believe that this issue will have a material adverse impact on our financial position.

On September 29, 2004, Kruse Technology Partnership (Kruse) filed a lawsuit against Caterpillar in the United States District Court for the Central District of California alleging that certain Caterpillar engines built from October 2002 to the present infringe upon certain claims of three of Kruse's patents on engine fuel injection timing and combustion strategies.  Caterpillar denied Kruse's allegations and filed a counterclaim seeking a declaration from the court that Caterpillar is not infringing upon Kruse's patents and that the patents are invalid and unenforceable.  On December 20, 2008, Caterpillar and Kruse entered into a confidential settlement agreement whereby all pending claims with regard to the lawsuit were settled.  The settlement, which did not have a material impact on our financial statements, included an agreement by both parties to not bring any future actions in the matter.  Subsequent to the agreement, the court entered an order dismissing the case.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Information

Information required by Item 5 regarding our stock is incorporated by reference from the Supplemental Stockholder Information section of Exhibit 13 under “Listing Information,” “Price Ranges,” “Number of Stockholders” and “Performance Graph” and from the Management’s Discussion and Analysis section of Exhibit 13 under “Dividends paid per common share.”

Sale of Unregistered Securities

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our foreign employees.  As of December 31, 2008, those plans had approximately 12,200 active participants in the aggregate.  During the fourth quarter of 2008, approximately 82,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903 of the Act.

Purchases of Securities

Issuer Purchases of Equity Securities

Period	Total number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased Under the Program		Approximate Dollar Value of Shares that may yet be Purchased under the Program (dollars in billions)
October 1-31, 2008	1,000,000	(2)	$65.56	1,000,000	(2)	$3.789	(1)
November 1-30, 2008	1,000,000	(3)	35.06	1,000,000	(3)	3.755	(1)
December 1-31, 2008	—		—	—		3.739	(1) (4)
Total	2,000,000		$58.16	2,000,000

(1)
This comprises shares purchased under Caterpillar’s share repurchase program approved in February 2007 by the Board of Directors for a total amount of $7.50 billion over the next five years, expiring on December 31, 2011. In August 2007, the Board of Directors authorized the use of derivative contracts for stock repurchases under the program in addition to open market purchases to reduce stock repurchase price volatility.

(2)			Shares were purchased through derivative contracts.
(3)			Shares were purchased through open market.
(4)			This number includes $16 million in expired derivative contracts applied toward the value of shares under the program.

Other Purchases of Equity Securities

	Total number	Average Price	Total Number of Shares Purchased	Approximate Dollar Value of Shares that may yet be Purchased
Period	of Shares Purchased (1)	Paid per Share	Under the Program	under the Program
October 1-31, 2008	4,446	$57.07	N/A	N/A
November 1-30, 2008	6,051	38.78	N/A	N/A
December 1-31, 2008	1,321	38.53	N/A	N/A
Total	11,818	$45.63

(1)		Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Item 6. Selected Financial Data.

Information required by Item 6 is incorporated by reference from the "Five-year Financial Summary" and "Management’s Discussion and Analysis” of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated by reference from the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 13.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 – “Operations and summary of significant accounting policies,” Note 3 –   “Derivative financial instruments and risk management,” Note 19 – “Fair values disclosures” and Note 20 – “Concentration of credit risk” of Exhibit 13.  Other information required by Item 7A is incorporated by reference from “Management’s Discussion and Analysis” of Exhibit 13.

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment management concluded that, as of December 31, 2008, the company's internal control over financial reporting was effective based on those criteria.

Management has excluded Caterpillar Japan Ltd. from our assessment of internal control over financial reporting as of December 31, 2008 because Caterpillar Japan Ltd. was consolidated by the company on August 1, 2008.  Caterpillar Japan Ltd. is a 67 percent owned subsidiary of the company with total assets and total revenues represent five percent and less than one percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.  Prior to consolidation, the company accounted for its investment in this entity under the equity method.

The effectiveness of the company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The report appears under the “Report of Independent Registered Public Accounting Firm” of Exhibit 13.

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
Information required by this Item is incorporated by reference from the 2009 Proxy Statement.

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

Legal Proceedings Involving Officers and Directors
Information required by this Item is incorporated by reference from the 2009 Proxy Statement.

Audit Committee Financial Expert
Information required by this Item is incorporated by reference from the 2009 Proxy Statement.

Identification of Audit Committee
Information required by this Item is incorporated by reference from the 2009 Proxy Statement.

Stockholder Recommendation of Board Nominees
Information required by this Item is incorporated by reference from the 2009 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act
Information required by this Item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the 2009 Proxy Statement.

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

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference from the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2009 Proxy Statement.

Information required by this item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information (as of December 31, 2008)
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-average exercise price of outstanding options, warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan category	and rights[1]	and rights	reflected in column (a))
Equity compensation plans approved by security holders	63,591,637	$45.6767	25,213,927
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	63,591,637	$45.6767	25,213,927

[1]	Excludes any cash payments in-lieu-of stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2009 Proxy Statement.

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
1.1
Underwriting Agreement dated December 3, 2008 between Caterpillar Inc. and Banc of America Securities LLC and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein (incorporated by reference from Exhibit 1.1 to Form 8-K filed December 5, 2008).

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

4.7
Form of Global Note used in connection with Caterpillar's issuance and sale of 7.000 percent Notes due 2013 and 7.900 percent Notes due 2018 in December, 2008 (incorporated by reference from Exhibit 4.1 to Form 8-K filed December 5, 2008).

4.8
Form of Global Debenture used in connection with Caterpillar's issuance and sale of 8.250 percent Debentures due 2038 in December, 2008 (incorporated by reference from Exhibit 4.2 to Form 8-K filed December 5, 2008).

	10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment.

10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through fifth amendment.
10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003 (incorporated by reference from Exhibit 10.3 to the 2004 Form 10-K).
10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to the 2002 Form 10-K).
10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the 2002 Form 10-K).
10.6	Directors' Deferred Compensation Plan, as amended and restated through January 1, 2005 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).
10.7	Directors' Charitable Award Program, as amended and restated through April 1, 2008.
10.8	Deferred Employees' Investment Plan, as amended and restated through February 16, 2005 (incorporated by reference as Exhibit 10.8 to the 2005 Form 10-K).
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

10.12
Amendment No. 1 to the 2006 Five-Year Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation and Caterpillar International Finance p.l.c., the Banks, Japan Local Currency Banks and Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 10.12 to Form 10-Q filed October 31, 2008).

10.13
Omnibus Amendment and Waiver Agreement (Amendment No. 2) to the 2006 Five-Year Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, Caterpillar International Finance p.l.c., the Banks and Local Currency Banks named therein, Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 10.13 to Form 10-Q filed October 31, 2008).

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

10.20
Amendment No. 1 to the 2008 364-Day Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo - Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to Form 8-K filed January 26, 2009).

10.21
Amendment No. 2 to the 2007 Five-Year Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Banks and Japan Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.2 to Form 8-K filed January 26, 2009).

10.22
Amendment No. 4 to the 2006 Five-Year Credit Agreement among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, Caterpillar International Finance Limited (f/k/a Caterpillar International Finance p.l.c.), the Banks, Japan Local Currency Banks and Local Currency Banks named therein, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.3 to Form 8-K filed January 26, 2009).

10.23
Amendment No. 1 to 2007 Japan Local Currency Addendum among Caterpillar Financial Services Corporation, Caterpillar International Finance Limited (f/k/a Caterpillar international Finance p.l.c.), the Local Currency Banks named therein, Citibank International plc and Citibank, N.A. (incorporated by reference from Exhibit 99.4 to Form 8-K filed January 26, 2009).

10.24
Amendment No. 1 to 2006 Japan Local Currency Addendum among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.5 to Form 8-K filed January 26, 2009).

10.25
Amendment No. 1 to 2006 Local Currency Addendum among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.6 to Form 8-K filed January 26, 2009).

11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2008 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the 2005 Form 10-K).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Annual CEO certification to the New York Stock Exchange for fiscal year 2008.

Form 10-K SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
February 20, 2009	By:	/s/James B. Buda
James B. Buda, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 20, 2009	/s/James W. Owens	Chairman of the Board, Director and Chief Executive Officer
(James W. Owens)
February 20, 2009	/s/Richard P. Lavin	Group President
(Richard P. Lavin)
February 20, 2009	/s/Stuart L. Levenick	Group President
(Stuart L. Levenick)
February 20, 2009	/s/ Douglas R. Oberhelman	Group President
(Douglas R. Oberhelman)
February 20, 2009	/s/Edward J. Rapp	Group President
(Edward J. Rapp)
February 20, 2009	/s/Gerard R. Vittecoq	Group President
(Gerard R. Vittecoq)
February 20, 2009	/s/Steven H. Wunning	Group President
(Steven H. Wunning)
February 20, 2009	/s/David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)
February 20, 2009	/s/Bradley M. Halverson	Controller
(Bradley M. Halverson)
February 20, 2009	/s/Jananne A. Copeland
	(Jananne A. Copeland)	Chief Accounting Officer

February 20, 2009	/s/W. Frank Blount	Director
(W. Frank Blount)
February 20, 2009	/s/John R. Brazil	Director
(John R. Brazil)
February 20, 2009	/s/Daniel M. Dickinson	Director
(Daniel M. Dickinson)
February 20, 2009	/s/John T. Dillon	Director
(John T. Dillon)
February 20, 2009	/s/Eugene V. Fife	Director
(Eugene V. Fife)
February 20, 2009	/s/Gail D. Fosler	Director
(Gail D. Fosler)
February 20, 2009	/s/Juan Gallardo	Director
(Juan Gallardo)
February 20, 2009	/s/David R. Goode	Director
(David R. Goode)
February 20, 2009	/s/Peter A. Magowan	Director
(Peter A. Magowan)
February 20, 2009	/s/William A. Osborn	Director
(William A. Osborn)
February 20, 2009	/s/Charles D. Powell	Director
(Charles D. Powell)
February 20, 2009	/s/Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)
February 20, 2009	/s/Joshua I. Smith	Director
(Joshua I. Smith)