Form 10-Q
period 2009-03-31
CATERPILLAR INC
filed 2009-05-01
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

At March 31, 2009, 601,709,681 shares of common stock of the Registrant were outstanding.

Table of Contents
		Page
Part I. Financial Information
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	62

Part II. Other Information
Item 1.	Legal Proceedings	62
Item 1A.	Risk Factors	*
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	*
Item 6.	Exhibits	63

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	March 31,
	2009	2008
Sales and revenues:
Sales of Machinery and Engines	$8,510	$10,979
Revenues of Financial Products	715	817
Total sales and revenues	9,225	11,796

Operating costs:
Cost of goods sold	7,027	8,609
Selling, general and administrative expenses	882	959
Research and development expenses	388	369
Interest expense of Financial Products	279	284
Other operating (income) expenses	824	282
Total operating costs	9,400	10,503

Operating profit (loss)	(175)	1,293

Interest expense excluding Financial Products	101	74
Other income (expense)	64	122

Consolidated profit (loss) before taxes	(212)	1,341

Provision (benefit) for income taxes	(80)	420
Profit (loss) of consolidated companies	(132)	921

Equity in profit (loss) of unconsolidated affiliated companies	1	11

Profit (loss) of consolidated and affiliated companies	(131)	932

Less: Profit (loss) attributable to noncontrolling interests	(19)	10

Profit (loss) [1]	$(112)	$922

Profit (loss) per common share	$(0.19)	$1.49

Profit (loss) per common share – diluted [2]	$(0.19)	$1.45

Weighted-average common shares outstanding (millions)
- Basic	602.1	617.5
- Diluted [2]	602.1	637.9

Cash dividends declared per common share	$—	$—

[1]	Profit (loss) attributable to common stockholders.
[2]
2008 diluted by assumed exercise of stock-based compensation awards using the treasury stock method.  In 2009, the assumed exercise of stock-based compensation awards was not considered because the impact would be anti-dilutive.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and short-term investments	$3,566	$2,736
Receivables – trade and other	7,779	9,397
Receivables – finance	8,287	8,731
Deferred and refundable income taxes	1,300	1,223
Prepaid expenses and other current assets	748	765
Inventories	7,992	8,781
Total current assets	29,672	31,633
Property, plant and equipment – net	12,342	12,524
Long-term receivables – trade and other	1,035	1,479
Long-term receivables – finance	13,597	14,264
Investments in unconsolidated affiliated companies	92	94
Noncurrent deferred and refundable income taxes	3,219	3,311
Intangible assets	492	511
Goodwill	2,256	2,261
Other assets	1,735	1,705
Total assets	$64,440	$67,782

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$1,174	$1,632
Financial Products	4,887	5,577
Accounts payable	3,340	4,827
Accrued expenses	3,799	4,121
Accrued wages, salaries and employee benefits	827	1,242
Customer advances	1,700	1,898
Dividends payable	—	253
Other current liabilities	998	1,027
Long-term debt due within one year:
Machinery and Engines	469	456
Financial Products	4,895	5,036
Total current liabilities	22,089	26,069
Long-term debt due after one year:
Machinery and Engines	5,705	5,736
Financial Products	17,761	17,098
Liability for postemployment benefits	9,755	9,975
Other liabilities	2,281	2,190
Total liabilities	57,591	61,068
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	513	524
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (3/31/09 and 12/31/08 – 814,894,624) at paid-in amount	3,086	3,057
Treasury stock (3/31/09 – 213,184,943; 12/31/08 – 213,367,983) at cost	(11,214)	(11,217)
Profit employed in the business	19,694	19,826
Accumulated other comprehensive income	(5,332)	(5,579)
Noncontrolling interests	102	103
Total stockholders' equity	6,336	6,190
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$64,440	$67,782

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited) (Dollars in millions)
	Common	Treasury	Profit employed in the	Accumulated other comprehensive	Noncontrolling		Comprehensive
Three Months Ended March 31, 2008	stock	stock	business	income (loss) [1]	interests	Total	income (loss)
Balance at December 31, 2007	$2,744	$(9,451)	$17,398	$(1,808)	$113	$8,996
Adjustment to adopt measurement date
provisions of FAS 158, net of tax [2]	—	—	(33)	17	—	(16)
Balance at January 1, 2008	2,744	(9,451)	17,365	(1,791)	113	8,980
Profit (loss)	—	—	922	—	10	932	$932
Foreign currency translation	—	—	—	101	—	101	101
Pension and other postretirement benefits
Amortization of actuarial (gain) loss,
net of tax of $21	—	—	—	37	—	37	37
Derivative financial instruments and other
Gains (losses) deferred, net of tax of $5	—	—	—	(8)	—	(8)	(8)
(Gains) losses reclassified to earnings,
net of tax of $13	—	—	—	(25)	—	(25)	(25)
Available-for-sale securities
Gains (losses) deferred, net of tax of $12	—	—	—	(23)	—	(23)	(23)
(Gains) losses reclassified to earnings,
net of tax of $0	—	—	—	(1)	—	(1)	(1)
Change in ownership for noncontrolling interests	—	—	—	—	(17)	(17)	—
Dividends declared	—	—	2	—	—	2	—
Common shares issued from treasury stock
for stock-based compensation: 1,043,284	(1)	28	—	—	—	27	—
Stock-based compensation expense	37	—	—	—	—	37	—
Tax benefits from stock-based compensation	12	—	—	—	—	12	—
Shares repurchased: 10,260,026	—	(692)	—	—	—	(692)	—
Stock repurchase derivative contracts	(38)	—	—	—	—	(38)	—
Balance at March 31, 2008	$2,754	$(10,115)	$18,289	$(1,710)	$106	$9,324	$1,013

Three Months Ended March 31, 2009
Balance at December 31, 2008	$3,057	$(11,217)	$19,826	$(5,579)	$103	$6,190
Profit (loss)	—	—	(112)	—	(19)	(131)	$(131)
Foreign currency translation, net of tax of $38	—	—	—	(120)	(3)	(123)	(123)
Pension and other postretirement benefits
Current year actuarial gain (loss), net of tax of $83 [3]	—	—	—	50	—	50	50
Amortization of actuarial (gain) loss, net of tax of $30	—	—	—	50	2	52	52
Current year prior service cost, net of tax of $197 [3]	—	—	—	236	—	236	236
Amortization of prior service cost, net of tax of $3	—	—	—	6	—	6	6
Derivative financial instruments and other
(Gains) losses reclassified to earnings,
net of tax of $12	—	—	—	22	(1)	21	21
Available-for-sale securities
Gains (losses) deferred, net of tax of $4	—	—	—	(8)	—	(8)	(8)
(Gains) losses reclassified to earnings,
net of tax of $6	—	—	—	11	—	11	11
Common shares issued from treasury stock
for stock-based compensation: 183,040	(3)	3	—	—	—	—	—
Stock-based compensation expense	32	—	—	—	—	32	—
Cat Japan share redemption [4]	—	—	(20)	—	20	—	—
Balance at March 31, 2009	$3,086	$(11,214)	$19,694	$(5,332)	$102	$6,336	$114

[1]
Pension and other postretirement benefits include net adjustments for Cat Japan, while they were an unconsolidated affiliate, of ($1) million for the three months ended March 31, 2008.  The ending balance was ($53) million at March 31, 2008.

[2]	Adjustments to profit employed in the business and pension and other postretirement benefits were net of tax of ($17) million and $9 million, respectively. See Note 2 for additional information.
[3]	Changes in amounts due to plan re-measurements. See Note 9 for additional information.
[4]	See Note 15 regarding the Cat Japan share redemption.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Three Months Ended
	March 31,
	2009	2008
Cash flow from operating activities:
Profit (loss)	$(112)	$922
Adjustments for non-cash items:
Depreciation and amortization	534	472
Other	87	128
Changes in assets and liabilities:
Receivables – trade and other	1,622	(455)
Inventories	764	(864)
Accounts payable and accrued expenses	(1,727)	463
Customer advances	(179)	165
Other assets – net	48	78
Other liabilities – net	(142)	(203)
Net cash provided by (used for) operating activities	895	706

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(224)	(343)
Expenditures for equipment leased to others	(221)	(302)
Proceeds from disposals of property, plant and equipment	208	122
Additions to finance receivables	(1,789)	(3,062)
Collections of finance receivables	2,450	2,301
Proceeds from sales of finance receivables	27	46
Investments and acquisitions (net of cash acquired)	—	(19)
Proceeds from sale of available-for-sale securities	87	104
Investments in available-for-sale securities	(58)	(160)
Other – net	23	192
Net cash provided by (used for) investing activities	503	(1,121)

Cash flow from financing activities:
Dividends paid	(253)	(223)
Common stock issued, including treasury shares reissued	—	27
Payment for stock repurchase derivative contracts	—	(38)
Treasury shares purchased	—	(692)
Excess tax benefit from stock-based compensation	—	13
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Engines	121	62
– Financial Products	4,697	3,858
Payments on debt (original maturities greater than three months):
– Machinery and Engines	(205)	(98)
– Financial Products	(3,116)	(3,422)
Short-term borrowings – net (original maturities three months or less)	(1,779)	554
Net cash provided by (used for) financing activities	(535)	41
Effect of exchange rate changes on cash	(33)	29
Increase (decrease) in cash and short-term investments	830	(345)

Cash and short-term investments at beginning of period	2,736	1,122
Cash and short-term investments at end of period	$3,566	$777

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2009 and 2008, (b) the consolidated financial position at March 31, 2009 and December 31, 2008, (c) the consolidated changes in stockholders' equity for the three month periods ended March 31, 2009 and 2008, and (d) the consolidated cash flow for the three month periods ended March 31, 2009 and 2008.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

Comprehensive income (loss) is comprised of profit (loss), as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities, pension and other postretirement benefits and noncontrolling interests.  Total comprehensive income for the three months ended March 31, 2009 and 2008 was $114 million and $1,013 million, respectively.

The December 31, 2008 financial position data included herein is derived from the audited consolidated financial statements included in the 2008 Form 10-K but does not include all disclosures required by U.S. GAAP.

B. Nature of Operations We operate in three principal lines of business:
(1)
Machinery— A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders, underground mining and tunnel boring equipment and related parts. Also includes logistics services for other companies and the design, manufacture, remanufacture, maintenance and service of rail-related products.

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

(3)
Financial Products— A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance) and their respective subsidiaries.  Cat Financial provides a wide range of financing alternatives to customers and dealers for Caterpillar machinery and engines, Solar gas turbines as well as other equipment and marine vessels.  Cat Financial also extends loans to customers and dealers.  Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

Our Machinery and Engines operations are highly integrated. Throughout the Notes, Machinery and Engines represents the aggregate total of these principal lines of business.

2.	New Accounting Pronouncements

SFAS 157 – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements.” SFAS 157 provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, the Statement expands disclosures about fair value measurements. In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this Statement for one year for certain nonfinancial assets and nonfinancial liabilities (see below) and (2) removed certain leasing transactions from the scope of the Statement.  We applied this new accounting standard to all other fair value measurements effective January 1, 2008. The adoption of SFAS 157 did not have a material impact on our financial statements. See Note 14 for additional information.

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157, "Effective Date of FASB Statement No. 157, "(FSP 157-2).  FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Our significant nonfinancial assets and liabilities include those initially measured at fair value in a business combination and goodwill tested annually for impairment.  We adopted this new accounting standard on January 1, 2009.  The adoption of FSP 157-2 did not have a material impact on our financial statements.

FSP 157-3 – In October 2008, the FASB issued FASB Staff Position on Statement 157, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value.  It also reaffirms the notion of fair value as the exit price as of the measurement date.  FSP 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued.  We adopted this new accounting standard effective July 1, 2008.  The adoption of FSP 157-3 did not have a material impact on our financial statements.

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

Adoption of SFAS 158 year-end measurement date	January 1, 2008		January 1, 2008
(Millions of dollars)	Prior to SFAS 158 Adjustment	SFAS 158 Adjustment	Post SFAS 158 Adjustment
Noncurrent deferred and refundable income taxes	$1,553	$8	$1,561
Liability for postemployment benefits	5,059	24	5,083
Accumulated other comprehensive income	(1,808)	17	(1,791)
Profit employed in the business	17,398	(33)	17,365

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

SFAS 141R and SFAS 160 – In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  We adopted these new accounting standards on January 1, 2009.  As required, SFAS 160 was adopted through retrospective application, and all prior period information has been adjusted accordingly. The adoption of SFAS 141R and SFAS 160 did not have a material impact on our financial statements.

SFAS 161 – In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” SFAS 161 expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  SFAS 161 also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  We adopted this new accounting standard on January 1, 2009.  The adoption of SFAS 161 did not have a material impact on our financial statements.  See Note 4 for additional information.

SFAS 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 was effective November 16, 2008.  This Statement did not result in a change in our current practice.

SFAS 163 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (SFAS 163), “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (1) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (2) the insurance enterprise’s surveillance or watch list.  We adopted this new accounting standard on January 1, 2009.  The adoption of SFAS 163 did not have a material impact on our financial statements.

FSP FAS 140-4 and FIN 46R-8 – In December 2008, the FASB issued FASB Staff Position on Statement 140 and FIN 46R, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" (FSP FAS 140-4 and FIN 46R-8).  This FSP expands the disclosure requirements in SFAS 140 and FIN 46R by requiring additional information about companies’ involvement with variable interest entities (VIEs) and their continuing involvement with transferred financial assets. This new accounting standard was adopted for our financial statements ended December 31, 2008.  The adoption of FSP FAS 140-4 and FIN 46R-8 did not have a material impact on our financial statements.

FSP FAS 132R-1 – In December 2008, the FASB issued FASB Staff Position on Statement 132R, "Employers’ Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132R-1). This FSP expands the disclosure set forth in SFAS 132R by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157.  We will adopt this new accounting standard for our financial statements ending December 31, 2009.  We do not expect the adoption of FSP FAS 132R-1 will have a material impact on our financial statements.

FSP EITF 99-20-1 – In January 2009, the FASB issued FASB Staff Position on EITF Issue No. 99-20, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" (FSP EITF 99-20-1).  FSP EITF 99-20-1 aligns the impairment guidance in EITF Issue No. 99-20 with that in Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.”  It changes how companies determine whether an other-than-temporary impairment exists for certain beneficial interests by allowing management to exercise more judgment.  This new accounting standard was adopted for our financial statements ended December 31, 2008.  The adoption of FSP EITF 99-20-1 did not have a material impact on our financial statements.

FSP FAS 107-1 and APB 28-1 – In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107 “Disclosures about Fair Value of Financial Instruments” be included for interim reporting periods.  We will adopt this new accounting standard effective April 1, 2009.   We do not expect the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on our financial statements.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  This FSP amends the impairment guidance relating to certain debt securities and will require a company to assess the likelihood of selling the security prior to recovering its cost basis.  Additionally, when a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  We will adopt this new accounting standard effective April 1, 2009.  We do not expect the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on our financial statements.

FSP FAS 157-4 – In April 2009, the FASB issued FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  We will adopt this new accounting standard effective April 1, 2009.  We do not expect the adoption of FSP FAS 157-4 will have a material impact on our financial statements.

FSP FAS 141R-1 – In April 2009, the FASB issued FASB Staff Position on FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1).  FSP FAS 141R-1 requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period.  We adopted this new accounting standard on January 1, 2009.  The adoption of FSP FAS 140R-1 did not have a material impact on our financial statements.

3.
Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), requires that the cost resulting from all stock–based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock options.  We recognized pretax stock-based compensation cost of $32 million and $37 million in the first quarter of 2009 and 2008, respectively.

The following table illustrates the type and fair market value of the stock-based compensation awards granted during the first quarter of 2009 and 2008, respectively:

	2009		2008
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	6,260,647	$7.10	4,476,095	$22.32
RSUs	2,185,674	20.22	1,511,523	69.17
Stock options	562,580	7.10	410,506	22.32

The stock price on the date of grant was $22.17 and $73.20 for 2009 and 2008, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three month periods ended March 31, 2009 and 2008, respectively:

	Grant Year
	2009	2008
Weighted-average dividend yield	3.07%	1.89%
Weighted-average volatility	36.02%	27.14%
Range of volatilities	35.75-61.02%	27.13-28.99%
Range of risk-free interest rates	0.17-2.99%	1.60-3.64%
Weighted-average expected lives	8 years	8 years

As of March 31, 2009, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $194 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.2 years.

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

All derivatives are recognized on the Consolidated Statement of Financial Position at their fair value. On the date the derivative contract is entered, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability ("fair value" hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid ("cash flow" hedge), or (3) an "undesignated" instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (AOCI) in the Consolidated Statement of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flow from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statement of Cash Flow.  Cash flow from undesignated derivative financial instruments are included in the investing category on the Consolidated Statement of Cash Flow.

We formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair value hedges to specific assets and liabilities on the Consolidated Statement of Financial Position and linking cash flow hedges to specific forecasted transactions or variability of cash flow.

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer likely to occur, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities."

We adopted SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” as of January 1, 2009.  See Note 2 for additional information.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Mexican peso, Singapore dollar, New Zealand dollar or Swiss franc forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated.  We also designate as fair value hedges specific euro forward contracts used to hedge firm commitments.

As of March 31, 2009, $75 million of deferred net gains, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Interest Rate Risk
Interest rate movements create a degree of risk by affecting the amount of our interest payments and the value of our fixed-rate debt. Our practice is to use interest rate derivatives to manage our exposure to interest rate changes and, in some cases, lower the cost of borrowed funds.

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

Our policy allows us to use fixed-to-floating, floating-to-fixed, and floating-to-floating interest rate swaps to meet the match-funding objective.  We designate fixed-to-floating interest rate swaps as fair value hedges to protect debt against changes in fair value due to changes in the benchmark interest rate.  We designate most floating-to-fixed interest rate swaps as cash flow hedges to protect against the variability of cash flows due to changes in the benchmark interest rate.

As of March 31, 2009, $59 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed swaps at both Machinery and Engines and Financial Products.  The gains or losses associated with these swaps at the time of liquidation are amortized into earnings over the original term of the underlying hedged item.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.  There were no contracts outstanding for the three months ended March 31, 2009 or 2008.

The location and fair value of derivative instruments reported in the Statement of Financial Position are as follows:

(Millions of dollars)	March 31, 2009
	Statement of Financial Position Location	Asset (Liability) Fair Value
Designated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$119
Machinery and Engines	Long-term receivables – trade and other	133
Machinery and Engines	Accrued expenses	(51)
Interest rate contracts
Financial Products	Receivables – trade and other	2
Financial Products	Long-term receivables – trade and other	239
Financial Products	Accrued expenses	(106)
		$336

Undesignated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$55
Machinery and Engines	Long-term receivables – trade and other	62
Machinery and Engines	Accrued expenses	(1)
Financial Products	Receivables – trade and other	60
Financial Products	Accrued expenses	(81)
Interest rate contracts
Machinery and Engines	Accrued expenses	(5)
Financial Products	Receivables – trade and other	5
Financial Products	Long-term receivables – trade and other	5
Financial Products	Accrued expenses	(13)
		$87

The effect of derivatives designated as hedging instruments on the Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended March 31, 2009
	Classification	Gains (Losses) on Derivative	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(60)	$79
		$(60)	$79

Cash Flow Hedges (Millions of dollars)
	Three Months Ended March 31, 2009
			Recognized in Earnings
	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)

Foreign exchange contracts
Machinery and Engines	AOCI	$58	Other income (expense)	$8	$(6)
Interest rate contracts
Machinery and Engines	AOCI	(29)	Other income (expense)	(1)	—
Financial Products	AOCI	(13)	Interest expense of Financial Products	(20)	1	1
		$16		$(13)	$(5)

1	The classification of the ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains or (Losses)	Three Months Ended March 31, 2009
Foreign exchange contracts
Machinery and Engines	Other income (expense)	$21
Financial Products	Other income (expense)	15
Interest rate contracts
Machinery and Engines	Other income (expense)	(2)
Financial Products	Other income (expense)	(3)
		$31

Stock Repurchase Risk
Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.

In connection with our stock repurchase program, we entered into capped call transactions (“call”) with a major bank for an aggregate 6.0 million shares. Through March 31, 2008, we paid the bank $94 million for the establishment of the calls (of which $38 million was paid in the first quarter 2008 for 2.5 million shares), which was accounted for as a reduction to stockholders’ equity. A call permits us to reduce share repurchase price volatility by providing a floor and cap on the price at which the 6.0 million shares can be repurchased.  The floor, cap and strike prices for the calls were based upon the average purchase price paid by the bank to purchase our common stock to hedge these transactions.  Each call matured and was exercisable within one year after the call was established.  If we exercised a call, we could elect to settle the transaction with the bank by physical settlement (paying cash and receiving shares), cash settlement (receiving a net amount of cash) or net share settlement (receiving a net amount of shares).

During the three months ended March 31, 2009 and 2008, no shares were repurchased pursuant to calls exercised under this program.  All outstanding calls under this program expired in 2008.

5.	Inventories Inventories (principally using the "last-in, first-out" method) are comprised of the following:

(Millions of dollars)	March 31,	December 31,
	2009	2008
Raw materials	$2,572	$2,678
Work-in-process	1,174	1,508
Finished goods	3,981	4,316
Supplies	265	279
Total inventories	$7,992	$8,781

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method have historically consisted primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan.  On August 1, 2008, SCM redeemed half of Mitsubishi Heavy Industries Ltd.’s (MHI’s) shares in SCM.  As a result, Caterpillar now owns 67 percent of the renamed entity, Caterpillar Japan Ltd. (Cat Japan) and consolidates its financial statements.  In February 2008, we sold our 23 percent equity investment in A.S.V. Inc. (ASV) resulting in a $60 million pretax gain.  Accordingly, the March 31, 2009 and December 31, 2008 financial position and equity investment amounts noted below do not include ASV or Cat Japan.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies:	Three Months Ended
(Millions of dollars)	March 31,
	2009	2008
Sales	$123	$1,088
Cost of sales	91	900
Gross profit	$32	$188

Profit (loss)	$2	$17

Sales from SCM to Caterpillar for the three months ended March 31, 2008 of approximately $443 million are included in the affiliated company sales.  In addition, SCM purchased $73 million of products from Caterpillar during the three months ended March 31, 2008.

Financial Position of unconsolidated affiliated companies:	March 31,	December 31,
(Millions of dollars)	2009	2008
Assets:
Current assets	$197	$209
Property, plant and equipment – net	226	227
Other assets	23	26
	446	462
Liabilities:
Current liabilities	246	173
Long-term debt due after one year	40	110
Other liabilities	35	35
	321	318
Ownership	$125	$144

Caterpillar's investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$65	$66
Plus: Investments in cost method companies	27	28
Total investments in unconsolidated affiliated companies	$92	$94

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	March 31, 2009	December 31, 2008
Customer relationships	19	$396	$397
Intellectual property	10	209	211
Other	11	111	112
Total finite-lived intangible assets – gross	15	716	720
Less: Accumulated amortization		(224)	(209)
Intangible assets – net		$492	$511

Amortization expense for the three months ended March 31, 2009 and March 31, 2008 was $18 million and $20 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2009	2010	2011	2012	2013	Thereafter
$63	$58	$50	$43	$34	$262

B. Goodwill

On an annual basis, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."  Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.

No goodwill was acquired, impaired or disposed of during the first quarter of 2009 or 2008.  The carrying amount of the goodwill by reportable segment as of March 31, 2009 and December 31, 2008 was as follows:

(Millions of dollars)
	March 31, 2009	December 31, 2008
Building Construction Products	$26	$26
Cat Japan [1]	228	233
Earthmoving	43	43
Excavation	39	39
Electric Power	203	203
Large Power Systems	569	569
Marine & Power Petroleum	60	60
Mining	27	27
All Other [2]	1,061	1,061
Consolidated Total	$2,256	$2,261

[1]	Change from December 31, 2008 due to foreign currency translation.
[2]	Includes all other operating segments (See Note 13).

As discussed in Note 13, our reportable segments were changed in the first quarter 2009.  As a result of these changes, goodwill of $43 million, $39 million and $27 million was reallocated to the newly formed Earthmoving, Excavation and Mining reportable segments, respectively.  The goodwill was reallocated primarily from the former reportable segments of EAME Operations, Heavy Construction & Mining and Infrastructure Development.  Additionally, goodwill of $22 million was reallocated to Building Construction Products from the All Other category, while goodwill of $478 million was reallocated to the All Other category from the former Industrial Power Systems reportable segment.  The newly formed Cat Japan reportable segment with goodwill of $228 million was previously included in the All Other category.

8.	Available-For-Sale Securities

Financial Products, primarily Cat Insurance, has investments in certain debt and equity securities that have been classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities” and recorded at fair value based upon quoted market prices. These fair values are included in Other assets in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the FIFO ("first-in, first-out") method for debt instruments and the specific identification method for equity securities.  Realized gains and losses are included in Other income (expense) in the Consolidated Statement of Results of Operations.

	March 31, 2009			December 31, 2008
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt	$325	$11	$336	$333	$6	$339
Corporate bonds	777	(118)	659	778	(116)	662
Equity securities	109	(12)	97	146	(15)	131
Total	$1,211	$(119)	$1,092	$1,257	$(125)	$1,132

During the three months ended March 31, 2009, we recognized a pretax charge in accordance with the application of SFAS 115 for “other than temporary” declines in the market values of securities in the Cat Insurance investment portfolios of $11 million.  This charge was accounted for as a realized loss and was included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect this charge.  During the three months ended March 31, 2008, there were no charges for “other-than-temporary” declines in the market value of securities.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	March 31, 2009
	Less than 12 months 1		12 months or more 1		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt	$1	$—	$6	$—	$7	$—
Corporate bonds	226	20	294	102	520	122
Equity securities	56	13	3	1	59	14
Total	$283	$33	$303	$103	$586	$136

[1]	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	December 31, 2008
	Less than 12 months 1		12 months or more 1		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt	$7	$—	$19	$1	$26	$1
Corporate bonds	380	55	157	63	537	118
Equity securities	67	15	5	2	72	17
Total	$454	$70	$181	$66	$635	$136

1	Indicates length of time that individual securities have been in a continuous unrealized loss position.

The fair value of the available-for-sale debt securities at March 31, 2009, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$38
Due after one year through five years	$262
Due after five years through ten years	$191
Due after ten years	$504

Proceeds from sales of investments in debt and equity securities during the three months ended March 31, 2009 and March 31, 2008 were $87 million and $104 million, respectively. Gross gains of $1 million and $8 million were included in current earnings for the three months ended March 31, 2009 and March 31, 2008, respectively.  Gross losses of $7 million and $6 million were included in current earnings for the three months ended March 31, 2009 and March 31, 2008, respectively.

9.	Postretirement Benefits
A. Pension and postretirement benefit costs

As discussed in Note 17, first quarter 2009 voluntary and involuntary separation programs impacted employees participating in  certain U.S. and non-U.S. pension and other postretirement benefit plans.  Due to the significance of these events, certain plans were re-measured as of January 31, 2009 and March 31, 2009 as follows:

U.S. Voluntary Separation Program – plan re-measurements as of January 31, 2009 resulted in curtailment losses to the U.S. support and management pension and other postretirement benefit plans of $80 million and $45 million, respectively.

Other U.S. Separation Programs – certain plans were re-measured as of March 31, 2009, resulting in net curtailment losses of $44 million to pension and $16 million to other postretirement benefit plans.  Early retirement pension benefit costs of $6 million were also recognized.

Non-U.S. Separation Programs – certain plans were re-measured as of March 31, 2009, resulting in settlement losses of $9 million to pension and curtailment losses of $1 million to other postretirement benefit plans.

In March 2009, we amended our U.S. support and management other postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older will enroll in individual health plans that work with Medicare and will no longer participate in a Caterpillar-sponsored group health plan.  In addition, Caterpillar will fund a tax-advantaged Health Reimbursement Account (HRA) to assist the retirees with medical expenses.  The plan amendment required a plan re-measurement as of March 31, 2009, which resulted in a decrease in our Liability for postretirement benefits of $432 million and an increase in Accumulated other comprehensive income of $272 million after-tax.  The amendment did not impact first quarter other postretirement benefits expense.

The re-measurements did not have a material impact on our benefit obligations, plan assets or funded status.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
For the three months ended:
Components of net periodic benefit cost:
Service cost	$49	$50	$24	$21	$18	$22
Interest cost	170	157	36	39	74	77
Expected return on plan assets	(198)	(220)	(43)	(50)	(32)	(34)
Amortization of:
Prior service cost /(credit) [1]	7	8	—	1	1	(9)
Net actuarial loss /(gain)	60	33	13	8	5	16
Net periodic benefit cost	88	28	30	19	66	72
Curtailments, settlements and special termination benefits [2]	130	—	9	—	62	—
Total cost included in operating profit	$218	$28	$39	$19	$128	$72

Weighted-average assumptions used to determine net cost:
Discount rate [3]	6.2%	5.8%	4.5%	5.3%	6.1%	5.8%
Expected return on plan assets	8.5%	9.0%	6.6%	7.6%	8.5%	9.0%
Rate of compensation increase	4.5%	4.5%	3.7%	4.0%	4.4%	4.4%

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

2	Curtailments, settlements and special termination benefits were recognized in Other operating expenses in the Statement of Results of Operations.
3	For U.S. plans impacted by January 31, 2009 re-measurements, a 6.3% discount rate was utilized.

We made $58 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2009 and we currently anticipate additional contributions of approximately $950 million during the remainder of the year.  Included in the additional $950 million of contributions is a voluntary contribution to our U.S. plans of an estimated $650 million of Caterpillar stock, held as treasury stock.

As discussed in Note 2, we adopted the year-end measurement date provisions of SFAS 158 as of January 1, 2008.

B. Defined contribution benefit costs
Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2009	2008
U.S. Plans	$39	$47
Non-U.S. Plans	9	8
	$48	$55

10.	Guarantees and Product Warranty

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

Cat Financial has provided a limited indemnity to a third-party bank for $24 million resulting from the assignment of certain leases to that bank. The indemnity is for the possibility that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of the guarantees noted above. At March 31, 2009 and December 31, 2008, the related liability was $15 million and $14 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31,	December 31,
	2009	2008
Guarantees with Caterpillar dealers	$94	$100
Guarantees with customers	135	136
Limited indemnity	24	25
Guarantees – other	42	43
Total guarantees	$295	$304

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust (“Trust”) that qualifies as a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (Revised 2003).” The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.   At December 31, 2008, we determined that we were the primary beneficiary of the Trust as our guarantee would require us to absorb a majority of the entity’s expected losses, and therefore consolidated the financial position of the Trust in the Consolidated Statement of Financial Position.  As of March 31, 2009, the Trust’s assets of $455 million are primarily comprised of loans to dealers and the liabilities of $455 million are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement. Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.  During the first quarter of 2009, the liability related to pre-existing warranties increased $117 million based on higher than expected actual warranty claim experience.

(Millions of dollars)	2009
Warranty liability, January 1	$1,201
Reduction in liability (payments)	(294)
Changes in estimates for pre-existing warranties	117
Increase in liability (new warranties)	203
Warranty liability, March 31	$1,227

(Millions of dollars)	2008
Warranty liability, January 1	$1,045
Reduction in liability (payments)	(1,074)
Increase in liability (new warranties)	1,230
Warranty liability, December 31	$1,201

11.	Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended March 31,
		2009	2008
I.	Profit (loss) for the period (A)[1]:	$(112)	$922

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	602.1	617.5
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	—	20.4
	Average common shares outstanding for fully diluted computation (C)	602.1	637.9

III.	Profit (loss) per share of common stock:
	Assuming no dilution (A/B)	$(0.19)	$1.49
	Assuming full dilution (A/C)	$(0.19)	$1.45

1	Profit (loss) attributable to common stockholders.

SARs and stock options to purchase 4,476,095 common shares were outstanding for the three months ended March 31, 2008, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  In 2009, the assumed exercise of stock-based compensation awards was not considered because the impact would be anti-dilutive.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is probable we will pay remedial costs at a site and those costs can be reasonably estimated, the costs are charged against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.  The amount recorded for environmental remediation is not material and is included in Accrued expenses in the Consolidated Statement of Financial Position.

We cannot reasonably estimate costs at sites in the very early stages of remediation.  Currently, we have a few sites in the very early stages of remediation, and there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all sites in the aggregate, will be required.

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions, and although penalties could potentially exceed $100,000, management does not believe that this issue will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

On February 8, 2009, an incident at Caterpillar's Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River. In coordination with state and federal authorities, appropriate remediation measures have been taken. On February 23, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven Counts of violations of state environmental laws and regulations.  Each Count seeks injunctive relief, as well as statutory penalties of $50,000 per violation and $10,000 per day of violation. In addition, on March 5, the U.S. EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action, indicating EPA’s intent to seek civil penalties for violations of the Clean Water Act and Oil Pollution Act.  The Notice of Intent seeks up to $16,000 per day of violation.  Neither the Complaint nor the Notice of Intent quantifies the total number of violations or total number of days during which violations are alleged to have occurred.  At this time, we do not believe these proceedings will have a material impact on our consolidated results of operations, financial position or liquidity.

We have disclosed certain individual legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues or intellectual property rights.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

The benefit for income taxes in the first quarter reflects an actual effective tax rate of 37.5 percent compared to an estimated annual tax rate of 31.3 percent for first quarter 2008 and actual tax rate for full-year 2008 of 31.3 percent excluding discrete items.  A discrete calculation was used to report the first quarter tax benefit rather than an estimated annual tax rate as the estimated range of annual profit/(loss) before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate.  The tax rate applied to the first quarter loss exceeded the U.S. rate of 35 percent primarily due to the favorable impact of the U.S. research and development tax credit offsetting an unfavorable geographic mix of profits and losses from a tax perspective.  If global recessionary conditions continue, it is reasonably possible that increases in valuation allowances against deferred tax assets of certain non-U.S. entities may be required in the next year.

13.	Segment Information
A.
Basis for segment information
Caterpillar is organized based on a decentralized structure that has established responsibilities to continually improve business focus and increase our ability to react quickly to changes in the global business cycle, customer needs and competitors' actions. Our current structure uses a matrix organization comprised of multiple profit and cost center divisions.

In the first quarter of 2009, our organizational responsibilities were changed significantly to align the machine product, manufacturing and marketing organizations.  The new divisional structure and revised set of responsibilities are as follows:

▪
Machine business divisions are profit centers primarily responsible for product management, development, marketing, sales and product support.  Machine business divisions also have select manufacturing responsibilities.  These activities were previously included within product and component divisions, manufacturing divisions and machinery marketing divisions.  Inter-segment sales of components may also be a source of revenue for these divisions.

▪
Engine business divisions are profit centers primarily responsible for product management, development, manufacturing, marketing, sales and product support.  Inter-segment sales of engines and/or components may also be a source of revenue for these divisions.

▪
Component business divisions are profit centers primarily responsible for product management, development, manufacturing, marketing and product support for internal and external customers.  Some of these activities were previously included within product and manufacturing divisions.  Inter-segment sales of components are a source of revenue for these divisions.

▪
Service business divisions are profit centers primarily responsible for various services and service-related products to customers including financial, logistics, remanufacturing and rail services.  Inter-segment sales of services and service-related products are a source of revenue for some of these divisions.

▪
Manufacturing services divisions are cost centers primarily responsible for the manufacture of products and/or components within the geographic regions of the Americas and EAME. Previously manufacturing divisions were profit centers with inter-segment sales of components, machines and/or engines to product divisions as the primary sources of revenue.

▪
Corporate services divisions are cost centers primarily responsible for the performance of certain support functions globally (e.g., Finance, Human Resources, Information Technology, Legal and Purchasing) and to provide centralized services.

▪
Regional distribution services divisions are cost centers primarily responsible for the total portfolio of business with each dealer, the dealer relationship, dealer development and ensuring the most efficient and effective distribution of machines, engines and parts.  Previously these functions were primarily performed by machinery marketing divisions.

▪
Centers of excellence divisions are cost centers primarily responsible for Caterpillar’s most critical/differentiating processes in the areas of Marketing and Product Support, Production and Product Development.  Previously these organizations were considered service divisions.

The segment information for 2008 has been retrospectively adjusted to conform to the 2009 presentation.

Our measurement system is complex and is designed to evaluate performance and to drive continuous improvement.  We have chosen to disclose financial results by our three principal lines of business (Machinery, Engines and Financial Products) in our Management’s Discussion and Analysis rather than by reportable segment based on the following:

▪	Our Machinery and Engines businesses are vertically integrated and there are a significant amount of inter-segment transactions that make information for individual segments less meaningful.

▪
A significant amount of corporate and other costs ($371 million for the first quarter of 2009) are allocated to Machinery and Engines business divisions based on budgeted external and inter-segment sales.  It would be difficult to provide meaningful information by reportable segment for these costs as the allocation method does not directly reflect the benefited segment and the allocation is done in total, not by financial statement line item.  In addition, the budgeted amount is allocated to segments; any differences from budget are treated as a reconciling item between reportable segment and consolidated results.

▪
As discussed below, there are various methodology differences between our segment reporting and U.S. GAAP.  This results in numerous reconciling items between reportable segment and consolidated results.

▪
We have nineteen operating segments, of which eleven are reportable segments.  Reporting financial information for this number of businesses, especially considering our level of vertical integration, would not be meaningful to our financial statement users.

In summary, due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has limited value for our external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 35.

B.	Description of segments

Profit center divisions meet the SFAS 131 definition of “operating segments”; however, the cost center divisions do not.  Following is a brief description of our eleven reportable segments and the business activities included in all other operating segments:

Building Construction Products:  A machine business division primarily responsible for product management, development, manufacture, marketing, sales and product support of light construction machines, forestry machines and select work tools.

Cat  Japan:  A business division primarily responsible for the development of small, medium and large hydraulic excavators, manufacturing of select machinery and components, marketing, sales and product support of machinery, engines and components in Japan.

Earthmoving:  A machine business division primarily responsible for product management, development, marketing, sales and product support of medium wheel loaders, medium track-type tractors, track-type loaders, motor graders and pipelayers.  Also responsible for manufacturing of select machines in Asia.

Electric Power:  An engine business division primarily responsible for product management, development, manufacture, marketing, sales and product support of reciprocating engine powered generator sets as well as integrated systems used in the electric power generation industry.

Excavation:  A machine business division primarily responsible for product management, development, marketing, sales and product support of small, medium and large excavators, wheeled excavators and articulated trucks.  Also responsible for manufacturing of select machines in Asia and articulated trucks.

Large Power Systems:  An engine business division primarily responsible for product management, development, manufacture and product support of reciprocating engines supplied to Caterpillar machinery and the electric power, on-highway vehicle, petroleum, marine and industrial industries.  Also responsible for engine component manufacturing and the marketing and sales of on-highway vehicle engines.

Logistics:  A service business division primarily responsible for logistics services for Caterpillar and other companies.

Marine & Petroleum Power:  An engine business division primarily responsible for product management, development, marketing, sales and product support of reciprocating engines supplied to the marine and petroleum industries.  Also responsible for manufacturing of certain reciprocating engines for marine, petroleum and electric power applications.

Mining:  A machine business division primarily responsible for product management, development, marketing, sales and product support of large track-type tractors, large mining trucks, underground mining equipment and tunnel boring equipment.  Also responsible for manufacturing of underground mining equipment and tunnel boring equipment.

Turbines:  An engine business division primarily responsible for product management, development, manufacture, marketing, sales and product support of turbines and turbine-related services.

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

All Other:  Primarily includes activities such as: the product management, development, marketing, sales and product support of large wheel loaders, quarry and construction trucks, wheel tractor scrapers, wheel dozers, compactors and select work tools.  Also responsible for manufacturing of select machines in Asia; the product management, development, manufacture, marketing, sales and product support of reciprocating engines used in industrial applications; the product management, development, manufacture, marketing, sales and product support of machinery and engine components, electronics and control systems; the product management, development, manufacture, remanufacture, maintenance and service of rail-related products and services; remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the product management, development, manufacture, marketing, sales and product support of paving products.  Results for All other operating segments are included as reconciling items between reportable segments and consolidated, external reporting.

C.	Segment measurement and reconciliations
Effective the first quarter of 2009, we made the following changes to our segment reporting methodology:
▪
Machine business divisions include actual manufacturing costs and assets from manufacturing service divisions.  Previously these costs were valued on a manufacturing fee or transfer price basis and manufacturing assets were included in manufacturing divisions.

▪
Business divisions receive actual costs and assets from corporate services divisions, regional distribution services divisions and centers of excellence.  Previously these costs were either charged to or excluded from profit center accountable profit while assets were included in service divisions.   Costs for regional distribution services divisions and Marketing and Product Support Center of Excellence are allocated to business divisions based on budgeted external and inter-segment sales.

	▪	The majority of other income and expense items are excluded from segment results. Previously they had been included.
▪
Certain corporate and other costs are allocated and included in the business division’s accountable profit at budgeted levels.  Any differences from budget are treated as reconciling items.  Previously all these costs were excluded from accountable profit.  The allocation is based on budgeted external and inter-segment sales and costs are not assigned to individual financial statement line items.

	▪	Interest expense is not included in Machinery and Engines segment results. Previously interest expense was imputed (i.e, charged) to profit centers based on their level of accountable assets.
	▪	Certain corporate assets are allocated and included in the business division’s assets. Previously they were reconciling items between segment and consolidated reporting.

There are several methodology differences between our segment reporting and our external reporting. The following is a list of the more significant methodology differences:
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

▪
Postretirement benefits are split; service and prior service costs are included in segment results based on plan participation.  The remaining elements of net periodic benefit costs (at budget levels) are allocated to business divisions based on budgeted external and inter-segment sales (as part of the corporate cost allocation).  Any differences from budget for the remaining elements are treated as reconciling items.

▪	Interest expense is not included in Machinery and Engines segment results.
▪	Accountable profit is determined on a pretax basis.

Reconciling items are created based on accounting differences between segment reporting and our consolidated, external reporting.  Please refer to pages 25 to 28 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit (loss), we have grouped the reconciling items as follows:

▪
Corporate costs:  Certain corporate costs are allocated and included in the business division’s accountable profit at budgeted levels.  Any differences are treated as reconciling items.  Previously all these costs were excluded from accountable profit.  These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

▪
Redundancy costs:  Redundancy costs include pension and other postretirement benefit plan curtailments, settlements and special termination benefits as well as employee separation charges and are a reconciling item between accountable profit and consolidated profit before tax. Table “Reconciliation of Redundancy Costs” on page 27 has been included to illustrate how segment accountable profit would have been impacted by the redundancy costs.  See Notes 9 and 17 for more information.

▪	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.
▪	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments Three Months Ended March 31, (Millions of dollars)
	2009
	External sales and revenues	Inter-segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Mar. 31	Capital expenditures
Building Construction Products	$313	$4	$317	$8	$(76)	$878	$3
Cat Japan	330	377	707	45	(90)	2,772	45
Earthmoving	1,083	21	1,104	22	(72)	2,420	20
Electric Power	735	5	740	7	90	947	3
Excavation	703	26	729	15	(108)	1,518	9
Large Power Systems	553	1,094	1,647	47	80	3,012	15
Logistics	177	325	502	27	89	868	13
Marine & Petroleum Power	875	16	891	4	99	812	8
Mining	875	37	912	20	93	1,562	9
Turbines	811	3	814	15	178	825	9
Total Machinery & Engines	$6,455	$1,908	$8,363	$210	$283	$15,614	$134
Financing & Insurance Services	823	1	824	180	89	30,538	225
Total	$7,278	$1,909	$9,187	$390	$372	$46,152	$359

	2008
	External sales and revenues	Inter-segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Dec. 31	Capital expenditures
Building Construction Products	$858	$17	$875	$9	$11	$878	$8
Earthmoving	1,762	37	1,799	19	150	2,477	40
Electric Power	715	4	719	6	45	1,068	7
Excavation	1,492	22	1,514	13	48	1,646	15
Large Power Systems	825	1,143	1,968	43	200	3,055	88
Logistics	220	359	579	33	108	971	8
Marine & Petroleum Power	818	11	829	3	67	758	13
Mining	896	45	941	7	136	1,339	11
Turbines	602	3	605	13	88	943	9
Total Machinery & Engines	$8,188	$1,641	$9,829	$146	$853	$13,135	$199
Financing & Insurance Services	979	—	979	189	212	33,090	309
Total	$9,167	$1,641	$10,808	$335	$1,065	$46,225	$508

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Three Months Ended March 31, 2009:
Total external sales and revenues from reportable segments	$6,455	$823	$—		$7,278
All other operating segments	2,026	—	—		2,026
Other	29	(27)	(81)	1	(79)
Total sales and revenues	$8,510	$796	$(81)		$9,225

Three Months Ended March 31, 2008:
Total external sales and revenues from reportable segments	$8,188	$979	$—		$9,167
All other operating segments	2,734	—	—		2,734
Other	57	(67)	(95)	1	(105)
Total sales and revenues	$10,979	$912	$(95)		$11,796

1	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Consolidated profit (loss) before taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended March 31, 2009:
Total accountable profit from reportable segments	$283	$89	$372
All other operating segments	35	—	35
Cost centers	29	—	29
Corporate costs	102	—	102
Timing	(11)	—	(11)
Redundancy costs	(547)	(11)	(558)
Methodology differences:
Inventory/cost of sales	(46)	—	(46)
Postretirement benefit expense	16	—	16
Financing costs	(142)	—	(142)
Equity in profit of unconsolidated affiliated companies	(1)	—	(1)
Currency	(14)	—	(14)
Other methodology differences	5	1	6
Total profit (loss) before taxes	$(291)	$79	$(212)

Three Months Ended March 31, 2008:
Total accountable profit from reportable segments	$853	$212	$1,065
All other operating segments	411	—	411
Cost centers	(45)	—	(45)
Corporate costs	11	—	11
Timing	(2)	—	(2)
Methodology differences:
Inventory/cost of sales	29	—	29
Postretirement benefit expense	(23)	—	(23)
Financing costs	(73)	—	(73)
Equity in profit of unconsolidated affiliated companies	(11)	—	(11)
Currency	(20)	—	(20)
Other methodology differences	(3)	2	(1)
Total profit (loss) before taxes	$1,127	$214	$1,341

Reconciliation of Redundancy costs:

As noted above, redundancy costs are a reconciling item between Accountable profit (loss) and Consolidated profit (loss) before tax.  Had we included these costs in the segments’ results, costs would have been split as shown below.

(Millions of dollars)	Accountable profit (loss)	Redundancy costs	Accountable profit (loss) with redundancy costs
Three Months Ended March 31, 2009:
Building Construction Products	$(76)	$(39)	$(115)
Cat Japan	(90)	(3)	(93)
Earthmoving	(72)	(55)	(127)
Electric Power	90	(21)	69
Excavation	(108)	(45)	(153)
Large Power Systems	80	(89)	(9)
Logistics	89	(28)	61
Marine & Petroleum Power	99	(10)	89
Mining	93	(50)	43
Turbines	178	—	178
Financing & Insurance Services	89	(11)	78
All other operating segments	35	(207)	(172)
Consolidated Total	$407	$(558)	$(151)

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
March 31, 2009:
Total accountable assets from reportable segments	$15,614	$30,538	$—	$46,152
All other operating segments	8,995	—	—	8,995
Items not included in segment assets:
Cash and short-term investments	2,118	1,448	—	3,566
Intercompany receivables	151	1,553	(1,704)	—
Investment in Financial Products	3,782	—	(3,782)	—
Deferred income taxes and prepaids	4,688	290	(492)	4,486
Intangible assets and other assets	1,264	219	—	1,483
Liabilities included in segment assets	2,766	—	—	2,766
Inventory methodology differences	(2,870)	—	—	(2,870)
Other	143	(281)	—	(138)
Total assets	$36,651	$33,767	$(5,978)	$64,440

December 31, 2008:
Total accountable assets from reportable segments	$13,135	$33,090	$—	$46,225
All other operating segments	12,220	—	—	12,220
Items not included in segment assets:
Cash and short-term investments	1,517	1,219	—	2,736
Intercompany receivables	540	76	(616)	—
Investment in Financial Products	3,788	—	(3,788)	—
Deferred income taxes and prepaids	4,759	244	(474)	4,529
Intangible assets and other assets	1,224	29	—	1,253
Liabilities included in segment assets	2,967	—	—	2,967
Inventory methodology differences	(2,747)	—	—	(2,747)
Other	876	(277)	—	599
Total assets	$38,279	$34,381	$(4,878)	$67,782

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2009:
Total accountable depreciation and amortization from reportable segments	$210	$180	$—	$390
Items not included in segment depreciation and amortization:
All other operating segments	110	—	—	110
Cost centers	40	—	—	40
Other	(6)	—	—	(6)
Total depreciation and amortization	$354	$180	$—	$534

Three Months Ended March 31, 2008:
Total accountable depreciation and amortization from reportable segments	$146	$189	$—	$335
Items not included in segment depreciation and amortization:
All other operating segments	100	—	—	100
Cost centers	42	—	—	42
Other	(5)	—	—	(5)
Total depreciation and amortization	$283	$189	$—	$472

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2009:
Total accountable capital expenditures from reportable segments	$134	$225	$—	$359
Items not included in segment capital expenditures:
All other operating segments	57	—	—	57
Cost centers	35	—	—	35
Other	(2)	(3)	(1)	(6)
Total capital expenditures	$224	$222	$(1)	$445

Three Months Ended March 31, 2008:
Total accountable capital expenditures from reportable segments	$199	$309	$—	$508
Items not included in segment capital expenditures:
All other operating segments	108	—	—	108
Cost centers	34	—	—	34
Other	(1)	(3)	(1)	(5)
Total capital expenditures	$340	$306	$(1)	$645

14.	Fair Value Measurements

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

SFAS 157 expanded the definition of fair value to include the consideration of nonperformance risk.  Nonperformance risk refers to the risk that an obligation (either by a counterparty or Caterpillar) will not be fulfilled.  For our financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price.  For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

Available-for-sale securities
Our available-for-sale securities, primarily at Cat Insurance, include a mix of equity and debt instruments (see Note 8 for additional information).  Fair values for our government debt and equity securities are based upon valuations for identical instruments in active markets.  Fair values for corporate bonds are based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency forward and option contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

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

Guarantees
The fair value of guarantees is based upon the premium we would require to issue the same guarantee in a stand-alone arms-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Assets and liabilities measured at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2009 and December 31, 2008 are summarized below:

(Millions of dollars)	March 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities (long-term investments)	$106	$986	$—	$1,092
Derivative financial instruments, net	—	423	—	423
Securitized retained interests	—	—	44	44
Total Assets	$106	$1,409	$44	$1,559

Liabilities
Guarantees	$—	$—	$15	$15
Total Liabilities	$—	$—	$15	$15

(Millions of dollars)	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities (long-term investments)	$140	$992	$—	$1,132
Derivative financial instruments, net	—	625	—	625
Securitized retained interests	—	—	52	52
Total Assets	$140	$1,617	$52	$1,809

Liabilities
Guarantees	$—	$—	$14	$14
Total Liabilities	$—	$—	$14	$14

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2009 and 2008.  These instruments, primarily related to Cat Financial, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2008	$52	$14
Gains or losses included in earnings (realized / unrealized)	(21)	—
Changes in Accumulated other comprehensive income (loss)	7	—
Purchases, issuances, and settlements	6	1
Balance at March 31, 2009	$44	$15

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2007	$49	$12
Gains or losses included in earnings (realized / unrealized)	2	—
Changes in Accumulated other comprehensive income (loss)	(2)	—
Purchases, issuances, and settlements	(1)	1
Balance at March 31, 2008	$48	$13

The amount of unrealized losses on securitized retained interests included in earnings for the three months ended March 31, 2009 related to assets still held at March 31, 2009 was $21 million.  The amount of unrealized gains on securitized retained interests included in earnings for the three months ended March 31, 2008 related to assets still held at March 31, 2008 was $1 million.  These gains and losses were reported in Revenues of Financial Products in the Consolidated Statement of Results of Operations.

In addition to the amounts above, we had impaired loans of $131 million and $108 million as of March 31, 2009 and December 31, 2008, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

15.	Redeemable Noncontrolling Interest – Caterpillar Japan Ltd.

On August 1, 2008, Shin Caterpillar Mitsubishi Ltd. (SCM) completed the first phase of a share redemption plan whereby SCM redeemed half of MHI’s shares in SCM.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan).  Both Cat Japan and MHI have options, exercisable after five years, to require the redemption of the remaining shares owned by MHI, which if exercised, would make Caterpillar the sole owner of Cat Japan.

The remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit.  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.  As of March 31, 2009, there has been no change to the estimated future redemption value, and the fair value of the redeemable noncontrolling interest has remained greater than the redemption value.

If worldwide economic conditions deteriorate further and Cat Japan’s business is negatively impacted, it is reasonably possible that the fair value of the redeemable noncontrolling interest may fall below the estimated redemption value in the near term.  Should this occur, profit would be reduced in the profit per common share computation by the difference between the redemption value and the fair value.  Lower long-term growth rates, reduced long-term profitability, lower valuation multiples as well as changes in interest rates, costs, pricing, capital expenditures and general market conditions may reduce the fair value of the redeemable noncontrolling interest.

With the consolidation of Cat Japan’s results of operations, 33 percent of Cat Japan’s comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit.  For the three months ended March 31, 2009, the carrying value had decreased by $20 million due to Cat Japan’s comprehensive loss. This resulted in an offsetting $20 million adjustment to increase the carrying value to the redemption value and a corresponding reduction to Profit employed in the business.  As Cat Japan’s functional currency is the Japanese Yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  At March 31, 2009, the redeemable noncontrolling interest was $513 million.

16.	Securitizations

Cat Financial sells certain finance receivables relating to our retail installment sale contracts and finance leases as part of our asset-backed securitization program.  In addition, Cat Financial has sold interests in wholesale receivables to third-party commercial paper conduits.  These transactions provide a source of liquidity and allow for better management of our balance sheet capacity.

Securitized Retail Installment Sale Contracts and Finance Leases
Cat Financial periodically sells certain finance receivables relating to retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of their asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," (SFAS 140) are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from Cat Financial.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay the creditors of Cat Financial or any other of their affiliates.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to any of Cat Financial’s other assets for failure of debtors to pay when due.

Cat Financial retains interests in the retail finance receivables that are sold through their asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  Retained interests in securitized assets are classified as available-for-sale securities and are included in Other assets in the Consolidated Statement of Financial Position at fair value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Cat Financial estimates fair value based on the present value of future expected cash flows using key assumptions for credit losses, prepayment rates and discount rates. These assumptions are based on historical experience, market trends and anticipated performance relative to the particular assets securitized.  Cat Financial periodically reviews the key assumptions and estimates used in determining the fair value of their retained interests with unrealized gains and losses recorded in the Consolidated Statement of Financial Position as part of Accumulated other comprehensive income.  If based on current information and events, it is probable that there has been an adverse change in estimated cash flows, an "other-than-temporary" impairment is recorded and included in profit to write down the retained interest to estimated fair value.  Cat Financial retains credit risk in the retail finance receivables that are sold through Cat Financial’s asset-backed securitizations because Cat Financial’s retained interests are subordinate to the investors’ interests.  Any credit losses in the pool of securitized assets would be limited to Cat Financial’s retained interests.

Cat Financial also retains servicing responsibilities and receives a servicing fee of approximately one percent of the remaining value of the finance receivables for their servicing responsibilities.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $44 million and $52 million at March 31, 2009 and December 31, 2008, respectively. Key assumptions used to determine the fair value of the retained interests as of such dates were:

	March 31, 2009	December 31, 2008
Cash flow weighted-average discount rates on retained interests	13.8 to 21.2%	16.7 to 23.3%
Weighted-average maturity	26 months	28 months
Expected prepayment rate	19.0%	19.0%
Expected credit losses	1.9 to 4.2%	1.7 to 3.1%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, Cat Financial performs a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions. This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of our estimate. The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Cat Financial’s sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all Cat Financial’s retained interests as of March 31, 2009 and December 31, 2008 would be $11 million or less and $8 million or less, respectively.

During the three months ended March 31, 2009, the assumptions used to determine the fair value of Cat Financial’s retained interests in the securitization transactions were reviewed.  The most significant change was an increase in the credit loss assumption due to the adverse economic conditions in the U.S. economy.  This resulted in a $22 million impairment charge to the retained interests for the three months ended March 31, 2009.  The impairment charge was recorded in Revenues of Financial Products on the Consolidated Statement of Results of Operations.

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, Cat Financial may from time to time provide additional reserve support to previously issued asset-backed securitizations.

Sales and Servicing of Trade Receivables
Our Machinery and Engines operations generate trade receivables from the sale of inventory to dealers and customers. Certain of these receivables are sold to Cat Financial.

Cat Financial has sold interests in a certain pool of trade receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by Cat Financial. In accordance with SFAS 140, the transfers to the conduits are accounted for as sales. Cat Financial services the sold trade receivables and receives an annual servicing fee of approximately 0.5% of the average outstanding principal balance. Consolidated expenses of $2 million and $3 million related to the sale of trade receivables were recognized for the three months ended March 31, 2009 and 2008, respectively, and are included in Other income (expense) in the Consolidated Statement of Results of Operations. As of March 31, 2009 and December 31, 2008, the outstanding principal balance of the sold trade receivables was $240 million.

Cat Financial’s remaining interest in that pool of trade receivables as of March 31, 2009 and December 31, 2008 of $990 million and $1,432 million, respectively, is included in “Receivables-trade and other” in the Consolidated Statement of Financial Position.  The carrying amount approximated fair value due to the short-term nature of these receivables.

The cash collections from these receivables held by Cat Financial, including those attributable to the third-party conduits, are first applied to satisfy any obligations of Cat Financial to the third-party conduits. The third-party conduits have no recourse to Cat Financial’s assets, other than the remaining interest, for failure of debtors to pay when due.

Cash flows from sale of trade receivables:
	Three Months Ended March 31,
(Millions of dollars)	2009	2008
Cash proceeds from sales of receivables to the conduit	$393	$396
Cash flows received on the interests that continue to be held	2,514	2,771

17.	Employee separation charges

During the fourth quarter 2008, we recognized employee separation charges of $30 million in Other operating expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs, impacting 3,085 production and support and management employees worldwide, were in response to a sharp decline in sales volume due to the global recession.

During the first quarter 2009, continued cost reduction efforts in various locations around the world resulted in additional separation charges of $357 million, recognized in Other operating expenses in the Consolidated Statement of Results of Operations, related to the following separation programs:

U.S. Voluntary Separation Program - During December 2008, we announced a voluntary separation program for certain support and management employees based in the United States.  Eligible employees had until January 12, 2009 to sign-up for the program, and generally until January 31, 2009 to make a final decision.  Participating employees receive severance pay based on current salary level and years of service.  During first quarter 2009, 2,213 employees accepted the program, the majority of which separated from Caterpillar by March 31, 2009.

Other U.S. Separation Programs - During the first quarter 2009, we initiated plans to reduce U.S. based production and support and management positions through a variety of programs.  For support and management employees, these include involuntary separation programs.  For production employees, these include both voluntary and involuntary separation programs.  During the first quarter 2009, 6,870 employees accepted or were subject to these programs.

Non-U.S. Separation Programs - During the first quarter 2009, we initiated several other separation programs outside the U.S.  These programs, designed specific to the laws and regulations of the individual countries, represent voluntary and involuntary plans for production and support and management employees.  During the first quarter 2009, 3,957 employees accepted or were subject to the various programs.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the 2008 and three months ended March 31, 2009 separation charges by geographic region:

	Machinery and Engines				Financial Products
(Millions of dollars)	North America	EAME	Latin America	Asia Pacific		Total
2008 Separation charges	$4	$17	$9	$—	$—	$30
2008 Benefit payments and other adjustments	—	(12)	(7)	—	—	(19)
Liability balance at December 31, 2008	$4	$5	$2	$—	$—	$11

2009 Separation charges	$304	$24	$9	$9	$11	$357
2009 Benefit payments and other adjustments	(205)	(22)	(9)	(6)	(7)	(249)
Liability balance at March 31, 2009	$103	$7	$2	$3	$4	$119

The remaining balances as of March 31, 2009 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs will be paid by the end of 2009.

The following table summarizes the number of employees that accepted or were subject to the programs:

	First Quarter 2009	2008
Impacted employees at beginning of period	1,505	—
Impacted employees during the period	13,040	3,085
Employee separations during the period	(8,749)	(1,580)
Impacted employees remaining at the end of period	5,796	1,505

The majority of the employees that accepted or were subject to the programs but that were still employeed as of March 31, 2009 will be separated by the end of the second quarter 2009.

In addition to the first quarter 2009 separation charges noted above, we recognized $201 million of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating expenses in the Consolidated Statement of Results of Operations.  See Note 9 for additional information.

The separation charges, made up primarily of cash severance payments, and pension and other postretirement benefit costs noted above were not assigned to operating segments.  They are included in the reconciliation of total accountable profit from reportable segments to total profit before taxes.  See Note 13 for additional details surrounding this reconciliation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported a loss of $0.19 per share for the first quarter of 2009, down $1.64 per share from the first quarter of 2008.  Excluding redundancy costs, first quarter profit was $0.39 per share.  Redundancy costs related to reducing employment were $558 million before tax or $0.58 per share in the quarter.  Sales and revenues were $9.225 billion, down 22 percent from $11.796 billion in the first quarter 2008.

These results demonstrate significant reduction in our cost structure as a result of swift deployment of the economic trough strategy we introduced in 2005.  We are proud of Team Caterpillar’s response to these challenging economic conditions.  Our business units are making the tough decisions necessary to respond to this widespread and sharp global recession.  By taking aggressive and decisive actions now, we are positioning the company not only for success in the short-term, but to be even more competitive in the long-term when the global economy recovers.  We were also pleased with the improvement in price realization during the quarter. It’s a testament to the value customers place on our products.

In addition to cost control, we are very focused on maintaining our financial strength.  We expect to lower inventory by about $3 billion in 2009 and reduced it by $789 million in the first quarter.  Inventory management is a key element of the Caterpillar Production System using 6 Sigma, and we are pleased with the traction we’re gaining.  In this environment liquidity is a major focus, and as a result we have decided to hold more cash than usual.  While we do not anticipate the need to issue additional term debt during the remainder of the year, we may do so to maintain our liquidity position.  Maintaining Caterpillar’s financial strength through these very difficult times will allow us to emerge a stronger company.

The first-quarter loss of $112 million was down $1.034 billion from a $922 million profit in the first quarter of 2008.  The decrease was largely a result of lower sales and revenues and $558 million of redundancy costs.

This is an extremely difficult time for employees affected by this severe economic downturn, and providing them with financial assistance and transitional support is important.  While redundancy costs have been a considerable expense, it’s the right thing to do for our people.

Outlook

We are updating our outlook for 2009 as a result of weaker economic conditions.  We are now expecting 2009 sales and revenues to be in a range of plus or minus 10 percent around a midpoint of $35 billion.  The high degree of uncertainty in the global economy, the timing and impact of stimulus measures and the extent of dealer inventory reductions make it very difficult to forecast sales and revenues, making the outlook range wide.

Redundancy costs are expected to be about $0.75 per share for 2009 and, including these costs, we expect to earn about $0.50 per share at the midpoint.  We expect to be profitable in 2009 throughout the sales and revenues outlook range excluding redundancy costs, and at the midpoint, expect profit of about $1.25 per share excluding redundancy costs.  Despite the lower sales and revenues outlook, we expect strong cash flow for the year and expect to strengthen our balance sheet.

A great deal of uncertainty exists in the global economy, making it extremely difficult to know how our customers will respond during the remainder of 2009.  One thing is clear, Team Caterpillar will remain focused on containing costs and reducing inventory. We will take action to keep Caterpillar lean, while at the same time making strategic product and operational investments to position Caterpillar for long-term success when the economy does recover.

Note:
- Information on non-GAAP financial measures, including the treatment of redundancy costs in the first quarter and in the outlook, is included on page 60.
- Glossary of terms included on pages 42-43; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between first quarter 2008 (at left) and first quarter 2009 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Machinery Volume includes the impact of consolidation of Caterpillar Japan Ltd. (Cat Japan) sales.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for first quarter 2009 were $9.225 billion, down $2.571 billion, or 22 percent, from first quarter 2008.  Machinery sales volume was down $2.159 billion and Engines volume declined $254 million.  Price realization improved $225 million and currency had a negative impact on sales of $281 million, primarily due to a weaker euro and British pound.  In addition, Financial Products revenues decreased $102 million.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
First Quarter 2009
Machinery	$5,342	(29)%	$2,216	(30)%	$1,258	(46)%	$1,178	(2)%	$690	(16)%
Engines [1]	3,168	(8)%	1,053	(13)%	1,235	(7)%	614	10%	266	(20)%
Financial Products [2]	715	(12)%	445	(13)%	120	(14)%	96	17%	54	(34)%
	$9,225	(22)%	$3,714	(24)%	$2,613	(31)%	$1,888	2%	$1,010	(18)%
First Quarter 2008
Machinery	$7,548		$3,180		$2,344		$1,206		$818
Engines [1]	3,431		1,208		1,331		559		333
Financial Products [2]	817		514		139		82		82
	$11,796		$4,902		$3,814		$1,847		$1,233

1
Does not include internal engines transfers of $436 million and $690 million in first quarter 2009 and 2008, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $81 million and $95 million in first quarter 2009 and 2008, respectively.

Machinery Sales - Sales of $5.342 billion decreased $2.206 billion, or 29 percent, from first quarter 2008.

▪	Excluding the consolidation of Cat Japan, sales volume decreased $2.450 billion, the result of the worst worldwide recession in the postwar period.

▪	Price realization increased $91 million.

▪	Currency decreased sales by $138 million.

▪	Geographic mix between regions (included in price realization) was $2 million unfavorable.

▪	The consolidation of Cat Japan sales added $291 million to sales.

▪
Recessionary conditions throughout much of the world caused machine demand to drop.  We allowed dealers to cancel orders to bring their inventories more in line with reduced demand.  Dealers reported inventory reductions of about $300 million during the first quarter.  During the first quarter of 2008, dealers increased inventories about $700 million.

▪
Absence of the dealer inventory build that occurred in the first quarter of 2008 combined with the reduction of $300 million in the first quarter of 2009 accounted for about $1 billion of the overall decline in volume.

▪	Economic output in the developed economies of Europe, Japan and the United States declined substantially. Housing construction collapsed, and nonresidential construction declined.

▪
Developing economies, while faring better, weakened.  Lower commodity prices and severe recessions in the developed countries led to large declines in exports.  In addition, policy tightening last year has started to curtail domestic spending.  Output slowed sharply in many countries and declined in Brazil, Mexico and Russia.

▪
Credit spreads on emerging market debt were very high, and international banks sharply curtailed lending to these countries.  Those actions caused some delays and cancellations in major construction projects.  As a result, sales volume declined in the developing regions of Latin America, Africa/Middle East, Commonwealth of Independent States (CIS) and Asia/Pacific.

▪	Key commodity prices held near or above investment thresholds, but producers in many countries cut production. As a result, sales of machines used in mining declined.

North America – Sales decreased $964 million, or 30 percent.

▪	Sales volume decreased $1.027 billion.

▪	Price realization increased $64 million.

▪	Currency decreased sales by $1 million.

▪	Sales volume declined as a result of the severe recession in the United States.

▪	Dealer-reported inventories were about even with the year-earlier amount in dollars, but months of supply increased.

▪	The U.S. housing industry has declined for three years. New home prices declined 15 percent over the past year, and builders held a more than one-year supply of unsold homes.

▪
Orders for nonresidential building construction declined 47 percent from a year earlier.  Factors depressing construction included weaker business profits, reduced access to credit, lower occupancy rates and declining property prices.

▪	Infrastructure-related construction declined 10 percent. State and local governments have trimmed capital spending in response to rising budget deficits and increased difficulties in issuing bonds.

▪
Lower construction contributed to a 26-percent reduction in nonmetals mining and quarry production.  The industry worked at a record-low capacity utilization, which reduced the need for machine replacements.

▪	Metals mines increased output 1 percent in response to favorable gold prices.

▪	Coal production declined about 1 percent, which appeared to result from lower utility burn, increased utility stockpiles and some slowing in exports. Spot coal prices were lower than a year earlier.

▪	Oil prices were down 56 percent from last year, which caused Canadian producers of nonconventional oil, which includes oil sands, to reduce planned capital expenditures.

EAME – Sales decreased $1.086 billion, or 46 percent.

▪	Sales volume declined $998 million.

▪	Price realization increased $6 million.

▪	Currency decreased sales by $94 million.

▪	Sales volume declined sharply due to the severe recession in Europe, the economic crisis in the CIS and the impact of lower commodity prices on sales in Africa and the Middle East.

▪	Dealers reported inventory reductions during the quarter, bringing dollar inventories about even with a year earlier. However, inventories in months of supply were much higher.

▪	The European economies continued to decline sharply in the first quarter. Poor economic conditions led to double-digit sales declines in most countries.

▪
Housing permits in the euro-zone declined through the end of last year, and U.K. housing orders dropped 52 percent in the first quarter.  Mortgage interest rates remain relatively high, unemployment is rising and home prices are declining in several countries.

▪
Nonresidential construction decreased in both the euro-zone and the United Kingdom.  Corporate bond spreads were higher than normal, business capacity utilization rates dropped and banks tightened lending standards for businesses.

▪	Machine sales declined in many countries in Africa and the Middle East. Problems included lower commodity prices, reduced access to international bank loans and lower oil production.

▪
Both Turkey and South Africa raised interest rates in 2008 to reduce inflationary pressures.  As a result, both economies have weakened.  Poor economic conditions caused machine sales to drop significantly.

▪	Sales volume in the CIS dropped by about half, the result of severe economic crises gripping Russia and Ukraine. Interest rates were higher than a year earlier, and both economies declined rapidly.

Asia/Pacific – Sales decreased $28 million, or 2 percent.

▪	Sales volume decreased $309 million.

▪	Price realization increased $12 million.

▪	Currency decreased sales by $22 million.

▪	The consolidation of Cat Japan sales added $291 million to sales.

▪	Dealers reported inventory reductions from year-end, but inventories at the end of the quarter were much higher than a year earlier in both dollars and months of supply.

▪	The regional economy slowed sharply, also contributing to reduced machine demand. Machine sales declined in most countries.

▪
Many economies in the region are highly dependent upon exports.  Severe recessions in developed economies caused exports to decline sharply; exports fell 35 percent in Indonesia, 33 percent in China and 19 percent in India.

▪
In China, lower exports and the impact of last year’s policy tightening caused the economy to slow.  Industrial production increased only 3.8 percent, down from a 16-percent increase in mid 2008.  New construction slowed, and prices of commercial properties moderated.  Those factors caused machine sales to decline.

▪	Permits for both housing and nonresidential construction dropped in Australia, with various indicators down 20 to 40 percent.

▪
The Japanese economy is in a severe recession.  In the first quarter, motor vehicle production dropped 49 percent, exports fell 48 percent and industrial production decreased 35 percent.  Machine sales declined by more than half as the dismal economy caused businesses to cut capital goods orders 40 percent.

Latin America – Sales decreased $128 million, or 16 percent.

▪	Sales volume decreased $118 million.

▪	Price realization increased $11 million.

▪	Currency decreased sales by $21 million.

▪	While dealers reported inventory reductions from year-end, inventories remained above the end of the first quarter 2008 and were up in both dollars and months of supply.

▪	The decline in dealer inventories accounted for most of the decline in our sales volume.

Engines Sales - Sales of $3.168 billion decreased $263 million, or 8 percent, from first quarter 2008.

▪	Sales volume decreased $254 million.

▪	Price realization increased $134 million.

▪	Currency decreased sales by $143 million.

▪	Geographic mix between regions (included in price realization) was $6 million unfavorable.

▪	Dealer-reported inventories were up, and months of supply increased as dealer deliveries started to decline.

North America – Sales decreased $155 million, or 13 percent.

▪	Sales volume decreased $212 million.

▪	Price realization increased $58 million.

▪	Currency decreased sales by $1 million.

▪	Sales for on-highway truck applications decreased 46 percent as a result of the decision to exit the on-highway truck business.

▪	Sales for petroleum engine applications increased 29 percent due to strong shipments into gas compression and drilling applications.

▪	Sales for industrial applications decreased 30 percent as a result of lower demand from construction and agricultural customers.

EAME – Sales decreased $96 million, or 7 percent.

▪	Sales volume decreased $29 million.

▪	Price realization increased $55 million.

▪	Currency decreased sales by $122 million.

▪	Sales for industrial applications decreased 40 percent as a result of lower demand from construction and agricultural customers.

▪
Sales for petroleum applications increased 18 percent based on strong shipments of engines used in offshore drill rigs and for production applications.  Turbine sales and turbine-related services revenues increased to support oil and gas production applications.

▪	Sales for electric power applications increased 9 percent, which was the result of turbine sales to support large power plant projects.

▪	Sales for marine applications decreased 7 percent due to decreased demand in workboat and commercial vessels.

Asia/Pacific – Sales increased $55 million, or 10 percent.

▪	Sales volume increased $56 million.

▪	Price realization increased $16 million.

▪	Currency decreased sales by $17 million.

▪	Sales for petroleum applications increased 31 percent as turbine sales increased for oil and gas production applications.

▪
Sales of electric power engines increased 37 percent due to continued success of large gas generator sets sold in India, Australia and New Zealand.  In addition, generator set sales increased in Sri Lanka, Philippines and Australia.

▪	Sales for industrial applications decreased 36 percent, due to significantly lower demand from construction and mining customers.

▪	Sales for marine applications increased 13 percent, with strong demand for workboat and general-cargo vessels.

Latin America – Sales decreased $67 million, or 20 percent.

▪	Sales volume decreased $75 million.

▪	Price realization increased $11 million.

▪	Currency decreased sales by $3 million.

▪	Sales for on-highway truck applications decreased 67 percent as a result of the decision to exit the on-highway truck business.

▪	Sales of electric power engines decreased 28 percent as a result of worsening economic conditions and reduced availability of credit.

▪	Sales for petroleum applications were about the same as the first quarter of 2008.

Financial Products Revenues - Revenues of $715 million decreased $102 million, or 12 percent, from first quarter 2008.

▪	A decrease of $69 million due to the impact of lower interest rates on new and existing finance receivables was partially offset by growth in average earning assets of $17 million.

▪
Other revenues at Cat Financial decreased $37 million.  The decrease was primarily due to a $22 million write-down on retained interests related to the securitized asset portfolio and a $14 million impact from returned or repossessed equipment.

OPERATING PROFIT (LOSS)

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between first quarter 2008 (at left) and first quarter 2009 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other/M&E Redundancy includes the operating profit impact of consolidating adjustments, consolidation of Cat Japan and Machinery and Engines other operating expenses which include Machinery and Engines redundancy costs.

The first quarter reflected an operating loss of $175 million compared to an operating profit of $1.293 billion in the first quarter of 2008.  Lower sales volume and $558 million of redundancy costs were the primary reasons for the decline.

Manufacturing costs rose $330 million as a result of inefficiencies related to a sharp decline in production and higher warranty and material costs.

Selling, General and Administrative (SG&A) expenses and Research and Development (R&D) expenses declined $165 million as a result of significant cost-cutting measures.

Currency had a $57 million favorable impact on operating profit as the benefit to costs more than offset the negative impact on sales. The consolidation of Cat Japan unfavorably impacted operating profit by approximately $100 million.

Redundancy costs were $558 million in the first quarter 2009, comprised of $357 million of separation charges and $201 million of costs associated with certain pension and other post-retirement benefit plans.  For further discussion, see Employee Separation Charges and Retirement Benefits included in Other Matters within Management’s Discussion and Analysis.

Operating Profit (Loss) by Principal Line of Business
(Millions of dollars)	First Quarter 2009	First Quarter 2008	$ Change	% Change
Machinery [1]	$(508)	$626	$(1,134)	(181)%
Engines [1]	297	554	(257)	(46)%
Financial Products	99	195	(96)	(49)%
Consolidating Adjustments	(63)	(82)	19
Consolidated Operating Profit (Loss)	$(175)	$1,293	$(1,468)	(114)%

1	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit /Loss by Principal Line of Business

▪
Machinery operating loss was $508 million compared to an operating profit of $626 million in the first quarter of 2008.  Sharply lower sales volume, $355 million of redundancy costs and higher manufacturing costs were partially offset by lower SG&A expenses and improved price realization.

▪
Engines operating profit of $297 million was down $257 million, or 46 percent, from first quarter 2008.  Redundancy costs of $193 million, higher manufacturing costs and lower sales volume were partially offset by improved price realization and lower SG&A expenses.  Although total engine operating profit declined in the first quarter, operating profit for turbines improved primarily due to higher sales volume and was a significantly higher proportion of total engine operating profit.

▪
Financial Products operating profit of $99 million was down $96 million, or 49 percent, from first quarter 2008.  The decrease was primarily attributable to a $67 million impact from decreased net yield on average earning assets, a $22 million write-down on retained interests related to the securitized asset portfolio, a $14 million unfavorable impact from returned or repossessed equipment and an $11 million increase in other operating expenses primarily due to redundancy costs, partially offset by a $10 million favorable impact from higher average earning assets and a $10 million decrease in SG&A expenses.

Other Profit/Loss Items

▪	Interest expense excluding Financial Products increased $27 million as a result of higher debt. We have intentionally held more cash than usual as a result of capital market volatility.

▪
Other income/expense was income of $64 million compared with income of $122 million in first quarter 2008.  The absence of a $60 million gain on the sale of our equity investment in ASV Inc. in first quarter 2008 and $17 million of losses related to Cat Insurance’s investment portfolio were partially offset by a favorable currency impact of $34 million.

▪
The benefit for income taxes in the first quarter reflects an actual effective tax rate of 37.5 percent compared to an estimated annual tax rate of 31.3 percent for first quarter 2008 and actual tax rate for full-year 2008 of 31.3 percent excluding discrete items.  A discrete calculation was used to report the first quarter tax benefit rather than an estimated annual tax rate as the estimated range of annual profit/(loss) before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate.  The tax rate applied to the first quarter loss exceeded the U.S. rate of 35 percent primarily due to the favorable impact of the U.S. research and development tax credit offsetting an unfavorable geographic mix of profits and losses from a tax perspective.

▪
Equity in profit (loss) of unconsolidated affiliated companies was income of $1 million compared with income of $11 million in first quarter 2008. The decrease is primarily related to the absence of equity profit after the consolidation of Cat Japan.

▪
Profit (loss) attributable to noncontrolling interests (formerly minority interest) favorably impacted earnings $29 million from first quarter 2008, primarily due to adding back 33 percent of Cat Japan’s losses attributable to Mitsubishi Heavy Industries.

GLOSSARY OF TERMS

1.
Caterpillar Japan Ltd. (Cat Japan) – A Caterpillar subsidiary formerly known as Shin Caterpillar Mitsubishi Ltd. (SCM).  SCM was a 50/50 joint venture between Caterpillar and Mitsubishi Heavy Industries Ltd. (MHI) until SCM redeemed one-half of MHI's shares on August 1, 2008.  Caterpillar now owns 67 percent of the renamed entity.

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

5.
Debt-to-Capital Ratio – A key measure of financial strength used by both management and our credit rating agencies.  The metric is a ratio of Machinery and Engines debt (short-term borrowings plus long-term debt) and redeemable noncontrolling interest to the sum of Machinery and Engines debt, redeemable noncontrolling interest and stockholders' equity.

6.	EAME – Geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).
7.	Earning Assets – Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.
8.
Engines – A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; on-highway vehicles and locomotives; marine, petroleum, construction, industrial, agricultural and other applications and related parts. Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machinery and engine components and remanufacturing services for other companies.  Reciprocating engines meet power needs ranging from 10 to 21,700 horsepower (8 to more than 16 000 kilowatts).  Turbines range from 1,600 to 30,000 horsepower (1 200 to 22 000 kilowatts).

9.
Financial Products – A principal line of business consisting primarily of Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings, Inc. (Cat Insurance) and their respective subsidiaries.  Cat Financial provides a wide range of financing alternatives to customers and dealers for Caterpillar machinery and engines, Solar gas turbines as well as other equipment and marine vessels.  Cat Financial also extends loans to customers and dealers.  Cat Insurance provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

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

13.
Manufacturing Costs – Manufacturing costs exclude the impacts of currency and represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs.  Variable manufacturing costs are defined as having a direct relationship with the volume of production.  This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines and supplies that are consumed in the manufacturing process.  Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume.  Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.

14.	Machinery and Engines Other Operating Expenses – Comprised primarily of gains (losses) on disposal of long-lived assets, long-lived asset impairment charges and employee redundancy costs.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Engines operations.  Funding for these businesses is also provided by commercial paper and long-term debt issuances.  Financial Products operations are funded primarily from their existing retail portfolio and commercial paper and term debt issuances.  Despite recent credit market conditions, we have continued to have access to liquidity in both our Machinery and Engines and Financial Products operations.  Given global recessionary conditions and sharply declining sales volume we are executing our strategic “trough” plans.  Many of these actions, such as reducing costs, capital expenditures and inventory levels and suspending Caterpillar stock repurchases are lowering our cash needs during 2009.

Consolidated operating cash flow for the first quarter of 2009 was $895 million, compared with $706 million for the same period a year ago.  The global recession has resulted in significant changes in the components of operating cash flow from first quarter 2008 to first quarter 2009.  First quarter 2009 benefited from significant declines in both receivables and inventory.  The receivables decline was a result of lower sales in the first quarter of 2009 and the decrease in inventory was a result of aggressive trough actions by management and declining sales volume.  Offsetting these items was the loss of $112 million, and a significant decrease in accounts payable reflecting significantly lower material purchases, capital expenditures and costs in the first quarter of 2009 compared with the fourth quarter of 2008.  In the first quarter of 2008, profit of $922 million was slightly offset by an unfavorable change in working capital as higher inventory and receivables more than offset an increase in accounts payable and accrued expenses.  See further discussion of operating cash flow under Machinery and Engines and Financial Products.

Total debt as of March 31, 2009 was $34.89 billion, a decrease of $644 million from year-end 2008.  As of March 31, 2009, we had cash of $3.57 billion, which is higher than usual due to capital market volatility and to support enhanced liquidity needs in the current environment.  We plan to continue the practice of carrying higher cash balances until we see capital markets functioning more normally.

We have three global credit facilities with a syndicate of banks totaling $6.85 billion (Credit Facility 1) available in the aggregate to both Machinery and Engines and Financial Products to support their commercial paper programs in the event the programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial as of March 31, 2009 was $5.85 billion.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	A 364-day facility of $2.25 billion expires in September 2009.

Additionally, in March 2009, we entered into a 364-day revolving credit facility (Credit Facility 2) with a syndicate of banks totaling $1.3 billion, which expires in March 2010 and is jointly available to both Caterpillar and Cat Financial.  This facility was amended in April 2009 to include an additional $75 million.

In March 2009, Cat Financial terminated a 364-day facility totaling $300 million.

At March 31, 2009, Caterpillar’s consolidated net worth of $6.34 billion was not less than 75 percent of the consolidated net worth as of the end of its immediately preceding fiscal year.  This is the minimum level required under Credit Facility 1 and Credit Facility 2 (the Credit Facilities).

At March 31, 2009, Cat Financial’s quarterly interest coverage ratio was 1.24 to 1.  This is above the 1.15 to 1 minimum ratio of (1) earnings before interest expense and income taxes to (2) interest expense for each fiscal quarter required by the Credit Facilities.

In addition, at March 31, 2009, Cat Financial's leverage ratio was 7.70 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) monthly as the average leverage ratios over the preceding six calendar months and (2) at each December 31 required by the Credit Facilities.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facilities in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the non-compliant party or the commitments with respect to Credit Facility 1 could be, depending on the circumstances, reallocated among Caterpillar and/or Cat Financial.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where such financial covenants are applicable, may, at their election, choose to pursue remedies under such loan agreements, including accelerating outstanding borrowings.  At March 31, 2009, there were no borrowings under the Credit Facilities.

Our total credit commitments as of March 31, 2009 were:

(Millions of dollars)	Consolidated	Machinery and Engines		Financial Products
Credit lines available:
Global credit facilities	$8,153	$2,300	1	$5,853
Other external	3,913	1,085		2,828
Total credit lines available	12,066	3,385		8,681
Less: Global credit facilities supporting commercial paper	(3,998)	(658)		(3,340)
Less: Utilized credit	(1,853)	(295)		(1,558)
Available credit	$6,215	$2,432		$3,783

1	Includes $1.3 billion from Credit Facility 2.

Other consolidated credit lines with banks as of March 31, 2009 total $3.91 billion. These credit lines, which are eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial generally guarantees subsidiary borrowings under these lines.

The generally deteriorating economic conditions, our 2009 outlook and the condition of credit markets increase the risk that one or more of the credit rating agencies may decrease their credit rating for Caterpillar, Cat Financial or their debt securities.  In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

In the event global economic conditions deteriorate more than anticipated or access to debt markets become unavailable, our Machinery and Engines operations would rely on cash flow from operations, use of existing cash balances ($2.12 billion at March 31, 2009), borrowings from Cat Financial and access to our Credit Facilities.  Our Financial Products operations would rely on cash flow from its existing retail portfolio of approximately $1 billion per month, utilization of existing cash balances ($1.45 billion at March 31, 2009), access to our Credit Facilities and other credit line facilities held by Cat Financial and potential borrowings from Caterpillar.

We are planning to make voluntary contributions of approximately $650 million in Caterpillar common stock, held as treasury stock, to our U.S. pension plans in 2009.  Any Caterpillar common stock contribution is not expected to exceed 25 million shares.

Machinery and Engines
Net cash used for operating activities was $320 million for the first quarter of 2009 compared to cash provided by operating activities of $408 million in the first quarter of 2008.  The change was primarily due to a loss in the current quarter compared with profit a year ago.  Although there was a significant decline in receivables and inventory in 2009, this was more than offset by a decrease in accounts payable and accrued expenses, unfavorably impacting operating cash flow.  In 2008, the benefit from profit was offset by an increase in working capital, primarily inventory.  Net cash provided by investing activities in 2009 was $216 million compared to $44 million used for investing activities in 2008.  The change was primarily due to higher proceeds from intercompany loans and a $116 million reduction in capital expenditures in 2009.  Net cash provided by financing activities in 2009 was $735 million compared with cash used for financing activities of $787 million in the same period a year ago.  During 2009, proceeds from loans with Cat Financial of $1.5 billion were slightly offset by payments on short-term borrowings.  During the first quarter of 2008, there were $692 million of purchases of Caterpillar stock. Given the current economic conditions, we have suspended our stock repurchase program.

Our priorities for the use of cash are a strong financial position that helps protect our credit rating, capital to support growth, appropriately funded employee benefit plans, paying dividends and common stock repurchases with excess cash.

Strong financial position - A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders’ equity.  Debt also includes borrowings from Financial Products.  The debt-to-capital ratio for Machinery and Engines was 59.7 percent at March 31, 2009 compared to 57.5 percent at the end of 2008, above our target range of 35 to 45 percent.  In addition to the debt-to-capital ratios, certain rating agencies have increased their focus on the extent to which Caterpillar and Cat Financial have cash and cash equivalents and unused credit lines available to meet short-term debt requirements.  Caterpillar and Cat Financial have been taking this focus into account when planning for 2009 liquidity needs.  This focus has resulted in higher cash balances and corresponding increases in the net cost of funds for Caterpillar and Cat Financial.

Capital to support growth - Capital expenditures during the first quarter of 2009 were $224 million, a decrease of $116 million compared to the first quarter 2008.  We are focusing on completing in-flight projects and starting only the highest priority new projects such as Tier 4 emissions, expanding our manufacturing presence in China and other strategically important investments.  We expect capital expenditures to be about $1.5 billion in 2009, a decline of about 38 percent from 2008.

Appropriately funded employee benefit plans - To proactively address funding obligations, we expect to contribute approximately $1 billion to our pension plans (in the U.S. and abroad) in 2009.  To provide greater financial flexibility, we are planning to make voluntary contributions of approximately $650 million in Caterpillar common stock, held as treasury stock.  Any company stock contribution will be made to the U.S. pension plans and is not expected to exceed 25 million shares.  A contribution of 25 million shares would represent a 4.2 percent increase in the total number of shares outstanding from the 602 million shares outstanding at the end of first quarter.

Funding the U.S. pension plans partially with company stock will have a positive impact on the funded status of the plans and the company’s cash flow and improve the company’s debt-to-capital ratio.  To the extent that the plan fiduciaries decide to retain the stock, the plans will benefit from future dividends and any stock price appreciation.

Paying dividends - Dividends paid totaled $253 million in the first quarter 2009, representing 42 cents per share.  Each quarter, our Board of Directors reviews the company’s dividend and determines whether to increase, maintain or decrease the dividend for the applicable quarter.  On a quarterly basis, the Board will evaluate the financial condition of the company and consider the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.  Decreasing or suspending the quarterly dividend are potential actions which could be triggered to improve liquidity and will be reviewed and analyzed as the company focuses on “trough” management to weather the global economic recession.

Common stock repurchases - Pursuant to the February 2007 Board-authorized stock repurchase program, which expires on December 31, 2011, $3.8 billion of the $7.5 billion authorized has been spent through March 31, 2009.  As a result of current economic conditions, we have suspended our stock repurchase program.  Basic shares outstanding as of March 31, 2009 were 602 million.

Financial Products
Operating cash flow was $392 million for the first quarter of 2009, compared with $328 million for the same period a year ago.  The increase in operating cash flow was primarily related to cash proceeds from liquidated interest rate swaps, partially offset by lower profit.  Net cash provided by investing activities was $26 million through the first quarter of 2009, compared to a $915 million use of cash for the same period in 2008.  This change is primarily the result of lower levels of new retail financing at Cat Financial, partially offset by a $1.5 billion intercompany loan to Caterpillar Inc.  Net cash used for financing activities was $186 million through the first three months of 2009, compared to a source of cash of $636 million for the same period of 2008, primarily due to lower funding requirements.

The allowance for credit losses was 1.50 percent of finance receivables, net of unearned income, at March 31, 2009, compared to 1.44 percent at December 31, 2008 and 1.41 percent at March 31, 2008.  Bad debt write-offs, net of recoveries, were $47 million for the first quarter of 2009 (0.74 percent of average retail portfolio on an annualized basis) compared with $20 million (0.33 percent of average retail portfolio on an annualized basis) for the first quarter of 2008.  This increase was primarily driven by adverse economic conditions in North America.  As a percentage of Cat Financial's average retail portfolio, we expect that bad debt write-offs through the remainder of 2009 will be higher than in 2008 and slightly higher than the previous trough rate of 0.69 percent of the average retail portfolio experienced in 2002.

At the end of the first quarter 2009, Cat Financial's allowance for credit losses totaled $382 million, an increase of $8 million compared to the $374 million at the end of the first quarter 2008.  The $8 million allowance increase resulted from a $23 million increase in the allowance rate partially offset by a $15 million decrease due to a reduction in the overall net finance receivable portfolio.

Cat Financial has continued to maintain access to liquidity.  During the first quarter of 2009, Cat Financial issued $3.0 billion in U.S. medium-term notes and an additional $0.5 billion in U.S. retail notes.  These issuances, along with expected cash flow generated from the portfolio, will meet funding needs for 2009.  Some non-U.S. credit markets were periodically closed to Cat Financial and similarly situated issuers as a result of the volatile credit market conditions.  While Cat Financial operated with lower than average commercial paper balances in the first quarter of 2009, market access remained good in the United States, Canada and Europe with attractive pricing levels.  Commercial paper access in Australia and Japan has been much more limited and at varying price levels.  As the global liquidity situation evolves, Cat Financial will continue to monitor and adapt its funding approach accordingly.  Cat Financial continues to maintain higher levels of cash, which has increased its net cost of funds.

Financial Products total borrowings were $27.54 billion at March 31, 2009, a decrease of $168 million from December 31, 2008.  Debt repayment in Financial Products depends primarily on timely repayment and collectibility of the receivables portfolio.  At the end of the first quarter 2009, past dues were 5.44 percent compared with 3.88 percent at the end of 2008 and 2.81 percent at the end of first quarter 2008.  Past dues increased during the first quarter in all geographic areas, with the largest increases in Europe and Latin America.  We expect there will be continued pressure on past dues throughout the remainder of 2009.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair market values for goodwill impairment tests, impairment of available-for-sale securities, warranty liability, stock-based compensation, reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. These assumptions are reviewed at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

Residual values for leased assets — The residual values for Cat Financial’s leased assets, which are based upon the estimated wholesale market value of leased equipment at the time of the expiration of the lease, represent a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options.  During the term of the leases, residual amounts are monitored.  If estimated market values reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings.  For equipment on operating leases, the charge is recognized through depreciation expense.  For finance leases, it is recognized through a reduction of finance revenue.

Fair values for goodwill impairment tests — We test goodwill for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit.  We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.

Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires us to compare the fair value of each reporting unit to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is greater than the fair value, there is an indication that an impairment may exist and the second step is required.  In step two, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

The impairment test process requires valuation of the respective reporting unit, which we estimate using a discounted five year forecasted cash flow with a year-five residual value based upon a comparative market Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple.  The assumptions about future cash flows and growth rates are based on each reporting unit’s long-term forecast and are subject to review and approval by senior management. The market EBITDA multiple is based on market transactions in the reporting unit’s industry. The discount rate is based on our weighted average cost of capital, which we believe approximates the rate from a market participant’s perspective. The estimated fair value could be impacted by changes in interest rates, growth rates, costs, pricing, capital expenditures and market conditions.

The 2008 annual impairment test indicated the fair value of each of our reporting units exceeded its respective carrying value, including goodwill. Subsequent to the 2008 annual impairment test, economic and market conditions deteriorated, affecting the outlook of our various businesses.  Although our businesses have been impacted by the economic downturn, Caterpillar’s market capitalization has remained significantly above its book value and evaluations of our reporting units indicated that it was unlikely the fair value of any reporting unit fell below its carrying value.  Accordingly, we have not performed an interim goodwill impairment test subsequent to the 2008 annual impairment test.

A prolonged economic downturn resulting in lower EBITDA multiples, lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances that have a negative impact to the valuation assumptions may also reduce the fair value of our reporting units.  Should such events occur and it becomes more likely than not that a reporting unit’s fair value has fallen below its carrying value, we will perform an interim goodwill impairment test(s), in addition to the annual impairment test.  Future impairment tests may result in a goodwill impairment, depending on the outcome of both step one and step two of the impairment review process.  A goodwill impairment would be reported as a non-cash charge to earnings.

Impairment of available-for-sale securities — Available-for-sale securities, primarily at Cat Insurance, are reviewed at least quarterly to identify fair values below cost which may indicate that a security is impaired and should be written down to fair value.

For debt securities, once a security’s fair value is below cost we utilize data gathered by investment managers, external sources and internal research to monitor the performance of the security to determine whether an other-than-temporary impairment has occurred.  These reviews consist of both quantitative and qualitative analysis and require a degree of management judgment.  Securities in a loss position are monitored and assessed at least quarterly based on severity of loss and may be deemed other-than-temporarily impaired at any time.  Once a security’s fair value has been twenty percent or more below its original cost for six consecutive months, the security will be other-than-temporarily impaired unless there are sufficient facts and circumstances supporting otherwise.

For equity securities in a loss position, determining whether the security is other-than-temporarily impaired requires an analysis of the securities’ historical sector returns and volatility. This information is utilized to estimate the security’s future fair value to assess whether the security has the ability to recover to its original cost over a reasonable period of time as follows:

•	Historical annualized sector returns over a two-year period are analyzed to estimate the securities’ fair value over the next two years.

•	The volatility factor for the security is applied to the sector historical returns to further estimate the fair value of the security over the next two years.

In the event the estimated future fair value is less than the original cost, qualitative factors are then considered in determining whether a security is other-than-temporarily impaired, which includes reviews of the following:  significant changes in the regulatory, economic or technological environment of the investee, significant changes in the general market condition of either the geographic area or the industry in which the investee operates, and length of time and the extent to which the fair value has been less than cost.  These qualitative factors are subjective and require a degree of management judgment.

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

Product liability and insurance loss reserve — We determine these reserves based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels.

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

•
The assumed discount rate is used to discount future benefit obligations back to today's dollars.  The U.S. discount rate is based on a benefit cash flow-matching approach and represents the rate at which our benefit obligations could effectively be settled as of our measurement date, December 31.  The benefit cash flow-matching approach involves analyzing Caterpillar's projected cash flows against a high quality bond yield curve, calculated using a wide population of corporate Aa bonds available on the measurement date.  The very highest and lowest yielding bonds (top and bottom 10%) are excluded from the analysis.  Prior to 2008, we used the Moody's Aa bond yield as of our measurement date, November 30, and validated the discount rate using the benefit cash flow-matching approach.  A similar change was made to determine the assumed discount rate for our most significant non-U.S. plans. This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase our obligation and future expense.

•
The expected rate of compensation increase is used to develop benefit obligations using projected pay at retirement. It represents average long-term salary increases. This rate is influenced by our long-term compensation policies. An increase in the rate would increase our obligation and expense.

•
The assumed health care trend rate represents the rate at which health care costs are assumed to increase and is based on historical and expected experience. Changes in our projections of future health care costs due to general economic conditions and those specific to health care (e.g., technology driven cost changes) will impact this trend rate. An increase in the trend rate would increase our obligation and expense.

Post-sale discount reserve — We provide discounts to dealers and OEMs through merchandising programs that are administered by our marketing groups.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  OEM programs provide discounts designed to encourage the use of our engines. The cost of discounts is estimated based on historical experience and planned changes in merchandising programs and is reported as a reduction to sales when the product sale is recognized.  The amount of accrued post-sale discounts was $859 million and $828 million as of March 31, 2009 and December 31, 2008, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value we estimate current fair market value of collateral and factor in credit enhancements such as additional collateral and third-party guarantees. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio, primarily using probabilities of default and an estimate of associated losses. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

EMPLOYMENT

Worldwide employment was 103,078 at the end of first quarter 2009.  Excluding the impact of consolidating Cat Japan and acquisitions, employment declined by approximately 5,900 from first quarter 2008.  Cat Japan and acquisitions added about 6,400.

Since late 2008, we have taken a variety of steps to bring our workforce in line with demand. This includes full-time Caterpillar employees who have been laid off or separated and those who have taken advantage of incentive-based voluntary plans offered by the company.  Since the end of 2008 full-time employment has declined by about 10,000 (see discussion of employee separation charges below).  In addition, we have long utilized a flexible workforce made up of part-time/temporary, contract and agency workers to better respond to shifts in demand.  These workers are not included in our full-time employment.  Since late 2008, we have reduced this flexible workforce by about 15,000.  Depending on business conditions, more layoffs and reductions may be required as the year unfolds.  Additional action would likely be handled with flexible and cost-effective rolling layoffs.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with EPA and, based upon initial discussions, and although penalties could potentially exceed $100,000, management does not believe that this issue will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

On February 8, 2009, an incident at Caterpillar's Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River. In coordination with state and federal authorities, appropriate remediation measures have been taken. On February 23, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven Counts of violations of state environmental laws and regulations.  Each Count seeks injunctive relief, as well as statutory penalties of $50,000 per violation and $10,000 per day of violation. In addition, on March 5, the U.S. EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action, indicating EPA’s intent to seek civil penalties for violations of the Clean Water Act and Oil Pollution Act.  The Notice of Intent seeks up to $16,000 per day of violation.  Neither the Complaint nor the Notice of Intent quantifies the total number of violations or total number of days during which violations are alleged to have occurred.  At this time, we do not believe these proceedings will have a material impact on our consolidated results of operations, financial position or liquidity.

We have disclosed certain individual legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues or intellectual property rights.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Retirement Benefits

We recognized pension expense of $257 million for the three months ended March 31, 2009, as compared to $47 million for the three months ended March 31, 2008.  The increase in expense was the result of $139 million of curtailment, settlement and special termination benefit costs due to voluntary and involuntary separation programs (discussed below), increased amortization of net actuarial losses due to significant asset losses in 2008 and lower expected return on plan assets in 2009.  SFAS 87, "Employers' Accounting for Pensions," as amended by SFAS 158, requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of March 31, 2009, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $7.73 billion. The majority of the actuarial losses are due to significant asset losses during 2008 in addition to losses from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $128 million for the three months ended March 31, 2009, as compared to $72 million for the three months ended March 31, 2008.  The increase in expense is due to curtailment losses of $62 million recognized as a result of employee separation programs (discussed below).  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $847 million at March 31, 2009. These losses mainly reflect significant asset losses during 2008, an increase in expected health care inflation and several years of declining discount rates.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).”  SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end.  We adopted the balance sheet recognition provisions at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the “one measurement” approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied is allocated proportionately between amounts to be recognized as an adjustment of Profit employed in the business and net periodic benefit cost for the fiscal year.  Previously, we used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for our non-U.S. plans.  The adoption of SFAS 158 year-end measurement date provisions increased January 1, 2008 assets by $8 million, increased liabilities by $24 million and reduced stockholders’ equity by $16 million.  The adoption of this Statement did not impact our results of operations.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2008, the average remaining service period of active employees was 10 years for our U.S. pension plans, 13 years for our non-U.S. pension plans and 7 years for other postretirement benefit plans.  We expect our amortization of net actuarial losses to increase approximately $68 million in 2009 as compared to 2008, primarily due to significant asset losses in 2008.

First quarter 2009 voluntary and involuntary separation programs impacted employees participating in U.S. and non-U.S. pension and other postretirement benefit plans.  Due to the significance of these events, certain plans were re-measured as of January 31 and March 31, 2009.  U.S. separation programs resulted in curtailment losses of $124 million to pension and $61 million to other postretirement benefit plans.  Special termination benefits of $6 million were also recognized for a U.S. pension early retirement program.  Non-U.S. separation programs resulted in settlement losses of $9 million to pension and curtailment losses of $1 million to other postretirement benefit plans.

In March 2009, we amended our U.S. support and management postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older will no longer participate in a Caterpillar-sponsored group health plan.  Instead, the retirees will enroll in individual health plans that work with Medicare, such as Medicare Advantage and Medicare Supplement plans.  In addition, Caterpillar will fund a tax-advantaged Health Reimbursement Account (HRA) to assist retirees with premiums and other qualified medical expenses.  As a result of this amendment, the plan was re-measured as of March 31, 2009, which decreased our existing benefit obligation by approximately $432 million.  This reflects a discount rate of 6.4%.  The decrease will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees impacted by the plan changes.

We expect our total pension and other postretirement benefits expense to increase approximately $200 million in 2009 as compared to 2008, excluding the impacts from the 2009 curtailment, settlement and special termination benefits discussed above.  This increase in expense is primarily due to increased amortization of net actuarial losses due to significant asset losses in 2008 and lower expected return on plan assets in 2009, partially offset by a $60 million reduction in U.S. other postretirement benefits cost as a result of the plan amendment.

We made $58 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2009 and we currently anticipate additional contributions of approximately $950 million during the remainder of the year.  Included in the additional $950 million of contributions is a voluntary contribution to our U.S. plans of an estimated $650 million of Caterpillar common stock, held as treasury stock.  We have adequate liquidity resources to fund both U.S. and non-U.S. plans.

Employee Separation Charges

During the fourth quarter 2008, we recognized employee separation charges of $30 million in Other operating expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs, impacting 3,085 production and support and management employees worldwide, were in response to a sharp decline in sales volume due to the global recession.

During the first quarter 2009, continued cost reduction efforts in various locations around the world resulted in additional separation charges of $357 million, recognized in Other operating expenses in the Consolidated Statement of Results of Operations, related to the following separation programs:

U.S. Voluntary Separation Program - During December 2008, we announced a voluntary separation program for certain support and management employees based in the United States.  Eligible employees had until January 12, 2009 to sign-up for the plan, and generally until January 31, 2009 to make a final decision.  Participating employees receive severance pay based on current salary level and years of service.  During first quarter 2009, 2,213 employees accepted the program, the majority of which separated from Caterpillar by March 31, 2009.

Other U.S. Separation Programs - During the first quarter 2009, we initiated plans to reduce U.S. based production and support and management positions through a variety of programs.  For support and management employees, these included involuntary separation programs.  For production employees, these included both voluntary and involuntary separation programs.  During the first quarter 2009, 6,870 employees accepted or were subject to these programs.

Non-U.S. Separation Programs - During the first quarter 2009, we initiated several other separation programs outside the U.S.  These programs, designed specific to the laws and regulations of the individual countries, represent voluntary and involuntary plans for production and support and management employees.  During the first quarter 2009, 3,957 employees had accepted or were subject to the various programs.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the 2008 and three months ended March 31, 2009 separation charges by geographic region:

	Machinery and Engines				Financial Products
(Millions of dollars)	North America	EAME	Latin America	Asia Pacific		Total
2008 Separation charges	$4	$17	$9	$—	$—	$30
2008 Benefit payments and other adjustments	—	(12)	(7)	—	—	(19)
Liability balance at December 31, 2008	$4	$5	$2	$—	$—	$11

2009 Separation charges	$304	$24	$9	$9	$11	$357
2009 Benefit payments and other adjustments	(205)	(22)	(9)	(6)	(7)	(249)
Liability balance at March 31, 2009	$103	$7	$2	$3	$4	$119

The remaining balances as of March 31, 2009 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs will be paid by the end of 2009.

The following table summarizes the number of employees that accepted or were subject to the programs:

	First Quarter 2009	2008
Impacted employees at beginning of period	1,505	—
Impacted employees during the period	13,040	3,085
Employee separations during the period	(8,749)	(1,580)
Impacted employees remaining at the end of period	5,796	1,505

The majority of the employees that accepted or were subject to the programs but that were still employed as of March 31, 2009 will be separated by the end of the second quarter 2009.

In addition to the first quarter 2009 separation charges noted above, we recognized $201 million of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating expenses in the Consolidated Statement of Results of Operations.

Order Backlog

The dollar amount of backlog was approximately $10.0 billion at March 31, 2009 and $14.7 billion at December 31, 2008.  Of the total backlog, approximately $2.2 billion at March 31, 2009 and December 31, 2008 was not expected to be filled in one year.  Our backlog is generally highest in the first and second quarters because of seasonal buying trends in the industry; the decrease during the first quarter of 2009 reflects the impact of weak global economic conditions.

NON-GAAP FINANCIAL MEASURES

The following definitions are provided for “non-GAAP financial measures” in connection with Item 10(e) of Regulation S-K issued by the Securities and Exchange Commission.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and therefore are unlikely to be comparable to the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or substitutes for the related GAAP measures.

Profit Per Share Excluding Redundancy Costs

During the first quarter of 2009 we incurred redundancy costs of $558 million before tax related to employment reductions in response to the global recession.  We believe it is important to separately quantify the profit per share impact of redundancy costs in order for our first quarter 2009 and 2009 outlook to be meaningful to our readers.  Reconciliation of profit per share excluding redundancy costs to the most directly comparable GAAP measure, profit per share is as follows:

	First Quarter 2009	2009 Outlook Midpoint 1
Profit (Loss) per share	$(0.19)	$0.50
Per share redundancy costs	$0.58	$0.75
Profit per share excluding redundancy costs	$0.39	$1.25

[1]	2009 Sales and Revenues of $35 billion

SUPPLEMENTAL CONSOLIDATING DATA

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Engines – The Machinery and Engines data contained in the schedules on pages 54 to 59 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.  Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 54 to 59 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$8,510	$8,510	$—	$—
Revenues of Financial Products	715	—	796	(81)	[2]
Total sales and revenues	9,225	8,510	796	(81)

Operating costs:
Cost of goods sold	7,027	7,027	—	—
Selling, general and administrative expenses	882	760	125	(3)	[3]
Research and development expenses	388	388	—	—
Interest expense of Financial Products	279	—	282	(3)	[4]
Other operating (income) expenses	824	546	290	(12)	[3]
Total operating costs	9,400	8,721	697	(18)

Operating profit (loss)	(175)	(211)	99	(63)

Interest expense excluding Financial Products	101	114	—	(13)	[4]
Other income (expense)	64	34	(20)	50	[5]

Consolidated profit (loss) before taxes	(212)	(291)	79	—

Provision (benefit) for income taxes	(80)	(99)	19	—
Profit (loss) of consolidated companies	(132)	(192)	60	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products' subsidiaries	—	56	—	(56)	[6]

Profit (loss) of consolidated and affiliated companies	(131)	(135)	60	(56)

Less: Profit (loss) attributable to noncontrolling interests	(19)	(23)	4	—

Profit (loss) [7]	$(112)	$(112)	$56	$(56)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.
[7]	Profit (loss) attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Sales and revenues:
Sales of Machinery and Engines	$10,979	$10,979	$—	$—
Revenues of Financial Products	817	—	912	(95)	[2]
Total sales and revenues	11,796	10,979	912	(95)

Operating costs:
Cost of goods sold	8,609	8,609	—	—
Selling, general and administrative expenses	959	832	134	(7)	[3]
Research and development expenses	369	369	—	—
Interest expense of Financial Products	284	—	286	(2)	[4]
Other operating (income) expenses	282	(11)	297	(4)	[3]
Total operating costs	10,503	9,799	717	(13)

Operating profit	1,293	1,180	195	(82)

Interest expense excluding Financial Products	74	74	—	—	[4]
Other income (expense)	122	21	19	82	[5]

Consolidated profit (loss) before taxes	1,341	1,127	214	—

Provision (benefit) for income taxes	420	350	70	—
Profit (loss) of consolidated companies	921	777	144	—

Equity in profit (loss) of unconsolidated affiliated companies	11	11	—	—
Equity in profit of Financial Products' subsidiaries	—	139	—	(139)	[6]

Profit (loss) of consolidated and affiliated companies	932	927	144	(139)

Less: Profit (loss) attributable to noncontrolling interests	10	5	5	—

Profit (loss) [7]	$922	$922	$139	$(139)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products’ revenues earned from Machinery and Engines.
[3]	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
[4]	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
[5]	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
[6]	Elimination of Financial Products’ profit due to equity method of accounting.
[7]	Profit (loss) attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Financial Position At March 31, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Assets
Current assets:
Cash and short-term investments	$3,566	$2,118	$1,448	$—
Receivables – trade and other	7,779	4,799	1,903	1,077	[2,3]
Receivables – finance	8,287	—	11,039	(2,752)	[3]
Deferred and refundable income taxes	1,300	1,118	182	—
Prepaid expenses and other current assets	748	477	296	(25)	[4]
Inventories	7,992	7,992	—	—
Total current assets	29,672	16,504	14,868	(1,700)

Property, plant and equipment – net	12,342	9,298	3,044	—
Long-term receivables – trade and other	1,035	323	285	427	[2,3]
Long-term receivables – finance	13,597	—	14,053	(456)	[3]
Investments in unconsolidated affiliated companies	92	92	—	—
Investments in Financial Products subsidiaries	—	3,782	—	(3,782)	[5]
Noncurrent deferred and refundable income taxes	3,219	3,607	79	(467)	[6]
Intangible assets	492	491	1	—
Goodwill	2,256	2,256	—	—
Other assets	1,735	298	1,437	—
Total assets	$64,440	$36,651	$33,767	$(5,978)

Liabilities
Current liabilities:
Short-term borrowings	$6,061	$2,674	$4,924	$(1,537)	[7]
Accounts payable	3,340	3,197	281	(138)	[8]
Accrued expenses	3,799	2,349	1,475	(25)	[9]
Accrued wages, salaries and employee benefits	827	817	10	—
Customer advances	1,700	1,700	—	—
Other current liabilities	998	938	70	(10)	[6]
Long-term debt due within one year	5,364	469	4,895	—
Total current liabilities	22,089	12,144	11,655	(1,710)
Long-term debt due after one year	23,466	5,735	17,761	(30)	[7]
Liability for postemployment benefits	9,755	9,754	1	—
Other liabilities	2,281	2,169	568	(456)	[6]
Total liabilities	57,591	29,802	29,985	(2,196)
Commitments and contingencies
Redeemable noncontrolling interest	513	513	—	—
Stockholders' equity
Common stock	3,086	3,086	880	(880)	[5]
Treasury stock	(11,214)	(11,214)	—	—
Profit employed in the business	19,694	19,694	3,031	(3,031)	[5]
Accumulated other comprehensive income (loss)	(5,332)	(5,332)	(193)	193	[5]
Noncontrolling interests	102	102	64	(64)	[5]
Total stockholders' equity	6,336	6,336	3,782	(3,782)
Total liabilities, redeemable noncontrolling
interest and stockholders' equity	$64,440	$36,651	$33,767	$(5,978)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of receivables between Machinery and Engines and Financial Products.
[3]	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[7]	Elimination of debt between Machinery and Engines and Financial Products.
[8]	Elimination of payables between Machinery and Engines and Financial Products.
[9]	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Assets
Current assets:
Cash and short-term investments	$2,736	$1,517	$1,219	$—
Receivables – trade and other	9,397	6,032	545	2,820	[2,3]
Receivables – finance	8,731	—	12,137	(3,406)	[3]
Deferred and refundable income taxes	1,223	1,014	209	—
Prepaid expenses and other current assets	765	510	280	(25)	[4]
Inventories	8,781	8,781	—	—
Total current assets	31,633	17,854	14,390	(611)
Property, plant and equipment – net	12,524	9,380	3,144	—
Long-term receivables – trade and other	1,479	357	549	573	[2,3]
Long-term receivables – finance	14,264	—	14,867	(603)	[3]
Investments in unconsolidated affiliated companies	94	94	—	—
Investments in Financial Products subsidiaries	—	3,788	—	(3,788)	[5]
Noncurrent deferred and refundable income taxes	3,311	3,725	35	(449)	[6]
Intangible assets	511	510	1	—
Goodwill	2,261	2,261	—	—
Other assets	1,705	310	1,395	—
Total assets	$67,782	$38,279	$34,381	$(4,878)
Liabilities
Current liabilities:
Short-term borrowings	$7,209	$1,632	$6,012	$(435)	[7]
Accounts payable	4,827	4,654	323	(150)	[8]
Accrued expenses	4,121	2,621	1,526	(26)	[9]
Accrued wages, salaries and employee benefits	1,242	1,228	14	—
Customer advances	1,898	1,898	—	—
Dividends payable	253	253	—	—
Other current liabilities	1,027	1,002	29	(4)	[6]
Long-term debt due within one year	5,492	456	5,036	—
Total current liabilities	26,069	13,744	12,940	(615)
Long-term debt due after one year	22,834	5,766	17,098	(30)	[7]
Liability for postemployment benefits	9,975	9,975	—	—
Other liabilities	2,190	2,080	555	(445)	[6]
Total liabilities	61,068	31,565	30,593	(1,090)
Commitments and contingencies
Redeemable noncontrolling interest	524	524	—	—
Stockholders' equity
Common stock	3,057	3,057	860	(860)	[5]
Treasury stock	(11,217)	(11,217)	—	—
Profit employed in the business	19,826	19,826	2,975	(2,975)	[5]
Accumulated other comprehensive income (loss)	(5,579)	(5,579)	(108)	108	[5]
Noncontrolling interests	103	103	61	(61)	[5]
Total stockholders' equity	6,190	6,190	3,788	(3,788)
Total liabilities, redeemable noncontrolling
interest and stockholders' equity	$67,782	$38,279	$34,381	$(4,878)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of receivables between Machinery and Engines and Financial Products.
[3]	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
[4]	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
[5]	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
[7]	Elimination of debt between Machinery and Engines and Financial Products.
[8]	Elimination of payables between Machinery and Engines and Financial Products.
[9]	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For The Three Months Ended March 31, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Cash flow from operating activities:
Profit (loss)	$(112)	$(112)	$56	$(56)	[2]
Adjustments for non-cash items:
Depreciation and amortization	534	354	180	—
Undistributed profit of Financial Products	—	(56)	—	56	[3]
Other	87	170	(88)	5	[4]
Changes in assets and liabilities:
Receivables - trade and other	1,622	718	104	800	[4,5]
Inventories	764	764	—	—
Accounts payable and accrued expenses	(1,727)	(1,703)	(38)	14	[4]
Customer advances	(179)	(179)	—	—
Other assets – net	48	(143)	170	21	[4]
Other liabilities – net	(142)	(133)	8	(17)	[4]
Net cash provided by (used for) operating activities	895	(320)	392	823
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(224)	(224)	—	—
Expenditures for equipment leased to others	(221)	—	(222)	1	[4]
Proceeds from disposals of property, plant and equipment	208	24	184	—
Additions to finance receivables	(1,789)	—	(5,795)	4,006	[5]
Collections of finance receivables	2,450	—	6,887	(4,437)	[5]
Proceeds from sales of finance receivables	27	—	420	(393)	[5]
Net intercompany borrowings	—	401	(1,465)	1,064	[6]
Investments and acquisitions (net of cash acquired)	—	—	—	—	[7]
Proceeds from sale of available-for-sale securities	87	2	85	—
Investments in available-for-sale securities	(58)	(2)	(56)	—
Other – net	23	15	(12)	20	[7]
Net cash provided by (used for) investing activities	503	216	26	261
Cash flow from financing activities:
Dividends paid	(253)	(253)	—	—
Common stock issued, including treasury shares reissued	—	—	20	(20)	[7]
Payment for stock repurchase derivative contracts	—	—	—	—
Treasury shares purchased	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	—	—
Net intercompany borrowings	—	1,465	(401)	(1,064)	[6]
Proceeds from debt issued (original maturities greater than three months)	4,818	121	4,697	—
Payments on debt (original maturities greater than three months)	(3,321)	(205)	(3,116)	—
Short-term borrowings – net (original maturities three months or less)	(1,779)	(393)	(1,386)	—
Net cash provided by (used for) financing activities	(535)	735	(186)	(1,084)
Effect of exchange rate changes on cash	(33)	(30)	(3)	—
Increase (decrease) in cash and short-term investments	830	601	229	—
Cash and short-term investments at beginning of period	2,736	1,517	1,219	—
Cash and short-term investments at end of period	$3,566	$2,118	$1,448	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products profit after tax due to equity method of accounting.
[3]	Non-cash adjustment for the undistributed earnings from Financial Products.
[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]	Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7]	Change in investment and common stock related to Financial Products.

Caterpillar Inc. Supplemental Data for Cash Flow For The Three Months Ended March 31, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines [1]	Products	Adjustments
Cash flow from operating activities:
Profit (loss)	$922	$922	$139	$(139)	[2]
Adjustments for non-cash items:
Depreciation and amortization	472	283	189	—
Undistributed profit of Financial Products	—	(139)	—	139	[3]
Other	128	100	(70)	98	[4]
Changes in assets and liabilities:
Receivables - trade and other	(455)	(289)	44	(210)	[4,5]
Inventories	(864)	(864)	—	—
Accounts payable and accrued expenses	463	342	34	87	[4]
Customer advances	165	165	—	—
Other assets – net	78	128	(13)	(37)	[4]
Other liabilities – net	(203)	(240)	5	32	[4]
Net cash provided by (used for) operating activities	706	408	328	(30)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(343)	(340)	(3)	—
Expenditures for equipment leased to others	(302)	—	(303)	1	[4]
Proceeds from disposals of property, plant and equipment	122	9	113	—
Additions to finance receivables	(3,062)	—	(8,846)	5,784	[5]
Collections of finance receivables	2,301	—	7,664	(5,363)	[5]
Proceeds from sales of finance receivables	46	—	442	(396)	[5]
Net intercompany borrowings	—	190	2	(192)	[6]
Investments and acquisitions (net of cash acquired)	(19)	(23)	—	4	[7]
Proceeds from sale of available-for-sale securities	104	7	97	—
Investments in available-for-sale securities	(160)	(5)	(155)	—
Other – net	192	118	74	—	[7]
Net cash provided by (used for) investing activities	(1,121)	(44)	(915)	(162)
Cash flow from financing activities:
Dividends paid	(223)	(223)	—	—
Common stock issued, including treasury shares reissued	27	27	—	—	[7]
Payment for stock repurchase derivative contracts	(38)	(38)	—	—
Treasury shares purchased	(692)	(692)	—	—
Excess tax benefit from stock-based compensation	13	13	—	—
Net intercompany borrowings	—	(2)	(190)	192	[6]
Proceeds from debt issued (original maturities greater than three months)	3,920	62	3,858	—
Payments on debt (original maturities greater than three months)	(3,520)	(98)	(3,422)	—
Short-term borrowings – net (original maturities three months or less)	554	164	390	—
Net cash provided by (used for) financing activities	41	(787)	636	192
Effect of exchange rate changes on cash	29	25	4	—
Increase (decrease) in cash and short-term investments	(345)	(398)	53	—
Cash and short-term investments at beginning of period	1,122	862	260	—
Cash and short-term investments at end of period	$777	$464	$313	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
[2]	Elimination of Financial Products profit after tax due to equity method of accounting.
[3]	Non-cash adjustment for the undistributed earnings from Financial Products.
[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
[5]	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
[6]	Net proceeds and payments to/from Machinery and Engines and Financial Products.
[7]	Change in investment and common stock related to Financial Products.

2009 Outlook

We expect the world economy to decline about 1.3 percent and remain in recession for most of the year, making this the worst year of global growth in the postwar period.

▪	Economic activity has dropped over the past six months. While the rate of decline seems to be moderating, world economic output is likely to fall further.

▪
Governments have responded with almost $4 trillion in spending programs, with about $1.8 trillion slated for infrastructure construction.  These programs should help construction spending later this year.  In addition, we expect that governments are likely to announce additional programs.

▪
Economic problems started in August 2007 when credit spreads widened and some financial markets deteriorated.  Higher credit spreads and tighter lending standards worked to shrink the world economy to match available credit.  While credit markets have improved, credit spreads remain elevated and banks continue to tighten lending standards.

▪
Recovery will require a halt in asset price deflation and increasing available credit, which means continued easing of monetary policies.  Central banks have dropped interest rates to record lows in many countries, often near zero, and some have taken the next step of increasing money growth.

▪
Developing countries outperformed developed countries throughout this cycle, and some of these countries could be the first to recover.  In particular, China aggressively eased economic policies and has enacted infrastructure stimulus, with better growth expected in coming quarters.

▪	Commodity prices have recently strengthened and could allow producing countries, particularly those earning surpluses, to rebound quickly.

▪
Developed countries are in severe recessions and have cautiously eased policies.  The United States was the first to enter recession and should be the first developed country to recover, probably late this year.

▪	North American economies are expected to decline by at least 2.5 percent in 2009, with the United States beginning to improve late in the year.

▪
The European economy should decline nearly 2 percent this year.  Recessions in both the euro-zone and United Kingdom will likely last most of the year, making these recessions the worst in the postwar period.

▪	The Japanese economy should decline at least 3.5 percent this year, making the recession the worst in the postwar period.

▪	Economic growth in the developing economies should average about 1.5 percent in 2009, the slowest since at least 1970, and an abrupt change from more than 5-percent growth in 2008.

We expect sales and revenues to be in a range of plus or minus 10 percent around a midpoint of $35 billion.  At the midpoint, sales and revenues would be 32 percent lower than in 2008.  After adjusting for the inclusion of Cat Japan sales, the decline would be about 35 percent, the most significant one-year decline since the 1930s.

The high degree of uncertainty in the global economy makes it very difficult to forecast sales and revenues, and as a result, the outlook range is wide.  We are encouraged by the actions of central banks and governments around the world, and we are confident that these actions will help stabilize economic activity and lead to a recovery.

While we are very optimistic about longer-term growth, the timing and speed of recovery are highly uncertain.  As a result, we are implementing actions throughout the company to weather this very severe recession.

As a result of sharply declining sales and revenues, we expect 2009 profit to decline significantly from 2008.  Despite the very severe recession, we expect to be profitable, excluding redundancy costs, throughout the 2009 sales and revenues outlook range with profit per share of about $1.25 excluding redundancy costs at the $35 billion midpoint.  We expect full-year redundancy costs of about $700 million before tax, of which $558 million were in the first quarter.  Including redundancy costs we expect to earn about $0.50 per share at the midpoint.

Because the timing of economic recovery is extremely difficult to predict, it is prudent to focus on “trough” actions to weather the downturn and position the company for economic growth when it comes.  As a result, we are taking significant actions to:

▪	Lower production to levels below expected end-user demand to help dealers lower their inventories.

▪	Reduce cost levels and improve cash flow.

▪	Strengthen our financial position, significantly reduce inventory and improve liquidity.

▪	Continue to invest for the future in research and development and select new facilities.

Elements of the Outlook include:

▪
We expect to lower inventory by about $3 billion in 2009 and reduced it by $789 million in the first quarter.  Inventory management is a key element of the Caterpillar Production System using 6 Sigma, and we are pleased with the traction we are gaining.

▪	We expect dealers to reduce their new machine inventory about $2 billion. Dealers reduced their new machine inventory by about $300 million during the first quarter.

▪	Significant reduction in capital expenditures for 2009.

▪	Suspension of Caterpillar stock repurchases.

▪
Authorization by the Caterpillar Board of Directors to make voluntary contributions of approximately $650 million in Caterpillar common stock to U.S. pension plans to improve the funded status of the plans.

▪	Maintenance of a high level of cash as a result of volatile credit markets.

▪	We are forecasting improved price realization for 2009 and realized $225 million in the first quarter.

▪	Overall material costs for 2009 are expected to be about the same as 2008.

▪	Sharp declines in overtime work. Factory overtime is a key element of volume flexibility, and many facilities were working high levels of overtime throughout most of 2008.

▪	Thousands of employees at facilities around the world are being affected by temporary layoffs and full- and partial-plant shutdowns.

▪	Suspension of salary increases for most support and management employees.

▪	Elimination of short-term incentive compensation based on the current profit outlook range.

▪	Significant reductions in total compensation for executives/senior managers.

▪
Excluding Cat Japan, Machinery and Engines SG&A expenses are expected to decline more than 20 percent.  Research and development expenses are forecast to decline about 15 percent with spending in 2009 primarily focused on new products to meet Tier 4 regulatory emissions requirements and other key product development programs.

▪
Financial Products profit before tax is expected to decline by about 40 percent in 2009 as a result of higher liquidity costs and the resulting tighter spreads between the cost of borrowing and Cat Financial’s lending rates.

Safe Harbor

Certain statements in this Form 10-Q relate to future events and expectations and as such constitute forward-looking statements involving known and unknown factors that may cause actual results of Caterpillar Inc. to be different from those expressed or implied in the forward-looking statements. In this context, words such as "will," “would,” "expect," "anticipate," “should” or other similar words and phrases often identify forward-looking statements made on behalf of Caterpillar. It is important to note that actual results of the company may differ materially from those described or implied in such forward-looking statements based on a number of factors and uncertainties, including, but not limited to, (i) adverse change in general economic conditions; (ii) adverse change in the industries Caterpillar serves including construction, infrastructure, mining, energy, marine and electric power generation; (iii) Caterpillar’s ability to manage material, including steel, and freight costs; (iv) Caterpillar’s ability to generate cash from operations, secure external funding for its operations and manage its liquidity needs; (v) material adverse change in customers’ access to liquidity and capital; (vi) currency exchange or interest rates changes; (vii) political stability; (viii) market acceptance of the company's products and services; (ix) significant changes in the competitive environment; (x) epidemic diseases; (xi) severe change in weather conditions negatively impacting operations; (xii) changes in law, regulations and tax rates; and (xiii) other general economic, business and financing conditions and factors described in more detail in the company's Form 10-K filed with the Securities and Exchange Commission on February 20, 2009. This filing is available on our website at www.cat.com/sec_filings. We do not undertake to update our forward-looking statements.

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

Changes in internal control over financial reporting

During the first quarter 2009, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the first quarter 2009.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1-31, 2009	37,559	$46.42	NA	NA
February 1-28, 2009	52,294	$30.22	NA	NA
March 1-31, 2009	10,488	$23.09	NA	NA
Total	100,341	$35.54

[1]	Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our foreign employees.  As of March 31, 2009, those plans had approximately 12,200 active participants in the aggregate.  During the first quarter of 2009, approximately 281,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.  Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903 of the Act.

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

10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment (incorporated by reference from Exhibit 10.1 to the 2008 Form 10-K).

10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through fifth amendment (incorporated by reference from Exhibit 10.2 to the 2008 Form 10-K).

10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003 (incorporated by reference from Exhibit 10.3 to the 2004 Form 10-K).

10.4	Supplemental Employees' Investment Plan, as amended and restated through December 1, 2002 (incorporated by reference from Exhibit 10.4 to the 2002 Form 10-K).

10.5	Caterpillar Inc. Executive Incentive Compensation Plan, effective as of January 1, 2002 (incorporated by reference from Exhibit 10.5 to the 2002 Form 10-K).

10.6	Directors' Deferred Compensation Plan, as amended and restated through January 1, 2005 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).

10.7	Directors' Charitable Award Program, as amended and restated through April 1, 2008 (incorporated by reference from Exhibit 10.7 to the 2008 Form 10-K).

10.8	Deferred Employees' Investment Plan, as amended and restated through February 16, 2005 (incorporated by reference as Exhibit 10.8 to the 2005 Form 10-K).

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

10.26
364-Day Credit Agreement dated March 31, 2009 (2009 364-Day Backup Facility) among Caterpillar Inc., Caterpillar Financial Services Corporation, the Banks named therein and Citibank, N.A. (incorporated by reference from Exhibit 99.1 to Form 8-K/A filed April 8, 2009) and Notice of Bank Addition and Assumption and Acceptance dated April 7, 2009 (incorporated by reference from Exhibit 99.2 to Form 8-K/A filed April 8, 2009).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2009).

31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.
May 1, 2009	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

May 1, 2009	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

May 1, 2009	/s/ Bradley M. Halverson	Controller
(Bradley M. Halverson)

May 1, 2009	/s/ James B. Buda	Vice President, General Counsel and Secretary
(James B. Buda)

May 1, 2009	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)