Form 10-Q
period 2009-06-30
CATERPILLAR INC
filed 2009-07-31
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Registrant's telephone number, including area code: (309) 675-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [    ]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

At June 30, 2009, 621,293,542 shares of common stock of the registrant were outstanding.

Table of Contents
Part I – Financial Information
Item 1.	Financial Statements and Notes
Item 2.	Management’s Discussion and Analysis
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II – Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities *
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information *
Item 6.	Exhibits

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	June 30,
	2009	2008
Sales and revenues:
Sales of Machinery and Engines	$7,254	$12,797
Revenues of Financial Products	721	827
Total sales and revenues	7,975	13,624

Operating costs:
Cost of goods sold	5,752	10,036
Selling, general and administrative expenses	914	1,074
Research and development expenses	351	415
Interest expense of Financial Products	272	279
Other operating (income) expenses	339	295
Total operating costs	7,628	12,099

Operating profit	347	1,525

Interest expense excluding Financial Products	109	70
Other income (expense)	163	83

Consolidated profit before taxes	401	1,538

Provision for income taxes	40	434
Profit of consolidated companies	361	1,104

Equity in profit (loss) of unconsolidated affiliated companies	(1)	10

Profit of consolidated and affiliated companies	360	1,114

Less: Profit (loss) attributable to noncontrolling interests	(11)	8

Profit 1	$371	$1,106

Profit per common share	$0.61	$1.80

Profit per common share – diluted 2	$0.60	$1.74

Weighted-average common shares outstanding (millions)
- Basic	611.8	614.3
- Diluted 2	619.8	635.5

Cash dividends declared per common share	$0.84	$0.78

1	Profit attributable to common stockholders.
2	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Six Months Ended
	June 30,
	2009	2008
Sales and revenues:
Sales of Machinery and Engines	$15,764	$23,776
Revenues of Financial Products	1,436	1,644
Total sales and revenues	17,200	25,420

Operating costs:
Cost of goods sold	12,779	18,645
Selling, general and administrative expenses	1,796	2,033
Research and development expenses	739	784
Interest expense of Financial Products	551	563
Other operating (income) expenses	1,163	577
Total operating costs	17,028	22,602

Operating profit	172	2,818

Interest expense excluding Financial Products	210	144
Other income (expense)	227	205

Consolidated profit before taxes	189	2,879

Provision (benefit) for income taxes	(40)	854
Profit of consolidated companies	229	2,025

Equity in profit (loss) of unconsolidated affiliated companies	—	21

Profit of consolidated and affiliated companies	229	2,046

Less: Profit (loss) attributable to noncontrolling interests	(30)	18

Profit 1	$259	$2,028

Profit per common share	$0.43	$3.29

Profit per common share – diluted 2	$0.42	$3.18

Weighted-average common shares outstanding (millions)
- Basic	607.6	616.0
- Diluted 2	614.0	637.0

Cash dividends declared per common share	$0.84	$0.78

1	Profit attributable to common stockholders.
2	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and short-term investments	$3,991	$2,736
Receivables – trade and other	6,534	9,397
Receivables – finance	8,110	8,731
Deferred and refundable income taxes	1,147	1,223
Prepaid expenses and other current assets	441	765
Inventories	7,160	8,781
Total current assets	27,383	31,633
Property, plant and equipment – net	12,226	12,524
Long-term receivables – trade and other	817	1,479
Long-term receivables – finance	13,488	14,264
Investments in unconsolidated affiliated companies	92	94
Noncurrent deferred and refundable income taxes	3,270	3,311
Intangible assets	485	511
Goodwill	2,264	2,261
Other assets	2,067	1,705
Total assets	$62,092	$67,782
Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$702	$1,632
Financial Products	4,470	5,577
Accounts payable	2,682	4,827
Accrued expenses	3,611	4,121
Accrued wages, salaries and employee benefits	795	1,242
Customer advances	1,546	1,898
Dividends payable	261	253
Other current liabilities	857	1,027
Long-term debt due within one year:
Machinery and Engines	472	456
Financial Products	4,094	5,036
Total current liabilities	19,490	26,069
Long-term debt due after one year:
Machinery and Engines	5,677	5,736
Financial Products	17,881	17,098
Liability for postemployment benefits	8,920	9,975
Other liabilities	2,268	2,190
Total liabilities	54,236	61,068
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	481	524
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (6/30/09 and 12/31/08 – 814,894,624) at paid-in amount	3,347	3,057
Treasury stock (6/30/09 – 193,601,082; 12/31/08 – 213,367,983) at cost	(10,745)	(11,217)
Profit employed in the business	19,579	19,826
Accumulated other comprehensive income (loss)	(4,906)	(5,579)
Noncontrolling interests	100	103
Total stockholders' equity	7,375	6,190
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$62,092	$67,782

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited) (Dollars in millions)
Six Months Ended June 30, 2008	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss) 1	Noncontrolling interests	Total	Comprehensive income (loss)
Balance at December 31, 2007	$2,744	$(9,451)	$17,398	$(1,808)	$113	$8,996
Adjustment to adopt measurement date provisions of FAS 158, net of tax 2	—	—	(33)	17	—	(16)
Balance at January 1, 2008	2,744	(9,451)	17,365	(1,791)	113	8,980
Profit of consolidated and affiliated companies	—	—	2,028	—	18	2,046	$2,046
Foreign currency translation, net of tax of $3	—	—	—	177	(1)	176	176
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $41	—	—	—	76	—	76	76
Amortization of transition (asset) obligation, net of tax of $0	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $0	—	—	—	7	—	7	7
(Gains) losses reclassified to earnings, net of tax of $26	—	—	—	(45)	—	(45)	(45)
Retained interests
Gains (losses) deferred, net of tax of $2	—	—	—	(5)	—	(5)	(5)
(Gains) losses reclassified to earnings, net of tax of $1	—	—	—	2	—	2	2
Available-for-sale securities
Gains (losses) deferred, net of tax of $18	—	—	—	(36)	—	(36)	(36)
(Gains) losses reclassified to earnings, net of tax of $0	—	—	—	(1)	—	(1)	(1)
Change in ownership for noncontrolling interests	—	—	—	—	(17)	(17)	—
Dividends declared	—	—	(475)	—	—	(475)	—
Common shares issued from treasury stock for stock-based compensation: 4,123,074	5	111	—	—	—	116	—
Stock-based compensation expense	107	—	—	—	—	107	—
Tax benefits from stock-based compensation	51	—	—	—	—	51	—
Shares repurchased: 19,393,026	—	(1,390)	—	—	—	(1,390)	—
Stock repurchase derivative contracts	(10)	—	—	—	—	(10)	—
Balance at June 30, 2008	$2,897	$(10,730)	$18,918	$(1,615)	$113	$9,583	$2,221

(Continued)

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited) (Dollars in millions)
Six Months Ended June 30, 2009	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Balance at December 31, 2008	$3,057	$(11,217)	$19,826	$(5,579)	$103	$6,190
Profit of consolidated and affiliated companies	—	—	259	—	(30)	229	$229
Foreign currency translation, net of tax of $16	—	—	—	166	1	167	167
Pension and other postretirement benefits
Current year actuarial gain (loss), net of tax of $80 3	—	—	—	55	—	55	55
Amortization of actuarial (gain) loss, net of tax of $54	—	—	—	95	2	97	97
Current year prior service cost, net of tax of $197 3	—	—	—	236	—	236	236
Amortization of prior service cost, net of tax of $1	—	—	—	2	—	2	2
Amortization of transition (asset) obligation, net of tax of $0	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $57	—	—	—	92	—	92	92
(Gains) losses reclassified to earnings, net of tax of $12	—	—	—	(15)	—	(15)	(15)
Retained interests
Gains (losses) deferred, net of tax of $12 4	—	—	—	(22)	—	(22)	(22)
(Gains) losses reclassified to earnings, net of tax of $10	—	—	—	18	—	18	18
Available-for-sale securities
Gains (losses) deferred, net of tax of $14	—	—	—	26	—	26	26
(Gains) losses reclassified to earnings, net of tax of $10	—	—	—	19	—	19	19
Change in ownership for noncontrolling interests	—	—	—	—	(6)	(6)	—
Dividends declared	—	—	(513)	—	—	(513)	—
Common shares issued from treasury stock for stock-based compensation: 1,286,806	(6)	37	—	—	—	31	—
Common shares issued from treasury stock for benefit plans: 18,480,095 5	224	435	—	—	—	659	—
Stock-based compensation expense	74	—	—	—	—	74	—
Tax benefits from stock-based compensation	(2)	—	—	—	—	(2)	—
Cat Japan share redemption 6	—	—	7	—	30	37	—
Balance at June 30, 2009	$3,347	$(10,745)	$19,579	$(4,906)	$100	$7,375	$905

1
Pension and other postretirement benefits include net adjustments for Cat Japan, while they were an unconsolidated affiliate, of ($6) million for the six months ended June 30, 2008.  The ending balance was ($58) million at June 30, 2008.

2	Adjustments to profit employed in the business and pension and other postretirement benefits were net of tax of ($17) million and $9 million, respectively. See Note 2 for additional information.
3	Changes in amounts due to plan re-measurements. See Note 9 for additional information.
4
Includes noncredit component of other-than-temporary impairment losses on securitized retained interest of ($10) million, net of tax of $5 million, for the six months ended June 30, 2009.  See Note 16 for additional information.

5	See Note 9 regarding shares issued for benefit plans.
6	See Note 15 regarding the Cat Japan share redemption.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Six Months Ended
	June 30,
	2009	2008
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$229	$2,046
Adjustments for non-cash items:
Depreciation and amortization	1,072	952
Other	59	184
Changes in assets and liabilities:
Receivables – trade and other	3,133	(1,137)
Inventories	1,631	(1,009)
Accounts payable and accrued expenses	(2,717)	1,023
Customer advances	(338)	210
Other assets – net	168	(93)
Other liabilities – net	(434)	(271)
Net cash provided by (used for) operating activities	2,803	1,905

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(443)	(814)
Expenditures for equipment leased to others	(441)	(699)
Proceeds from disposals of property, plant and equipment	454	449
Additions to finance receivables	(3,800)	(7,099)
Collections of finance receivables	5,119	4,748
Proceeds from sales of finance receivables	93	696
Investments and acquisitions (net of cash acquired)	—	(111)
Proceeds from sale of available-for-sale securities	170	173
Investments in available-for-sale securities	(251)	(230)
Other – net	(53)	56
Net cash provided by (used for) investing activities	848	(2,831)

Cash flow from financing activities:
Dividends paid	(505)	(444)
Common stock issued, including treasury shares reissued	31	116
Payment for stock repurchase derivative contracts	—	(38)
Treasury shares purchased	—	(1,362)
Excess tax benefit from stock-based compensation	2	53
Acquisition of noncontrolling interests	(6)	—
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Engines	872	110
– Financial Products	8,157	9,048
Payments on debt (original maturities greater than three months):
– Machinery and Engines	(915)	(133)
– Financial Products	(6,655)	(6,397)
Short-term borrowings – net (original maturities three months or less)	(3,365)	(393)
Net cash provided by (used for) financing activities	(2,384)	560
Effect of exchange rate changes on cash	(12)	26
Increase (decrease) in cash and short-term investments	1,255	(340)

Cash and short-term investments at beginning of period	2,736	1,122
Cash and short-term investments at end of period	$3,991	$782

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
Non-cash activities:
During 2009, we contributed 18.4 million shares of company stock with a fair value of $659 million to our U.S. benefit plans. See Note 9 for further discussion.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2009 and 2008, (b) the consolidated financial position at June 30, 2009 and December 31, 2008, (c) the consolidated changes in stockholders' equity for the six month periods ended June 30, 2009 and 2008, and (d) the consolidated statement of cash flow for the six month periods ended June 30, 2009 and 2008.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2008, as supplemented by the Company’s current report on Form 8-K filed on May 14, 2009 (2008 Form 10-K) to reflect certain retrospective adjustments relating to the adoption of SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” and the change in our reportable segments as discussed in Note 13.

Comprehensive income (loss) is comprised of Profit of consolidated and affiliated companies, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities, pension and other postretirement benefits and retained interests.  Total Comprehensive income for the three months ended June 30, 2009 and 2008 was $791 million and $1,208 million, respectively.  Total Comprehensive income for the six months ended June 30, 2009 and 2008 was $905 million and $2,221 million, respectively.

The December 31, 2008 financial position data included herein is derived from the audited consolidated financial statements included in the 2008 Form 10-K but does not include all disclosures required by U.S. GAAP.

We have performed a review of subsequent events through July 31, 2009, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our financial statements.

B. Nature of Operations We operate in three principal lines of business:
(1)
Machinery— A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders, underground mining equipment, tunnel boring equipment and related parts. Also includes logistics services for other companies and the design, manufacture, remanufacture, maintenance and services of rail-related products.

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

FSP 157-2 – In February 2008, the FASB issued FASB Staff Position on Statement 157, "Effective Date of FASB Statement No. 157" (FSP 157-2).  FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Our significant nonfinancial assets and liabilities include those initially measured at fair value in a business combination and goodwill tested annually for impairment.  We adopted this new accounting standard on January 1, 2009.  The adoption of FSP 157-2 did not have a material impact on our financial statements.

FSP 157-3 – In October 2008, the FASB issued FASB Staff Position on Statement 157, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3).  FSP 157-3 clarifies how SFAS 157 should be applied when valuing securities in markets that are not active by illustrating key considerations in determining fair value.  It also reaffirms the notion of fair value as the exit price as of the measurement date.  FSP 157-3 was effective upon issuance, which included periods for which financial statements have not yet been issued.  We adopted this new accounting standard on July 1, 2008.  The adoption of FSP 157-3 did not have a material impact on our financial statements.

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

SFAS 162 – In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS 162 was effective November 13, 2008 and is superseded by Statement of Financial Accounting Standards No. 168 (SFAS 168), “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  See below for additional information on SFAS 168.

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

FSP FAS 140-4 and FIN 46R-8 – In December 2008, the FASB issued FASB Staff Position on Statement 140 and FIN 46R, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" (FSP FAS 140-4 and FIN 46R-8).  This FSP expands the disclosure requirements in SFAS 140 and FIN 46R by requiring additional information about companies’ involvement with variable interest entities (VIEs) and their continuing involvement with transferred financial assets. This new accounting standard was adopted for our financial statements for the annual period ending December 31, 2008.  The adoption of FSP FAS 140-4 and FIN 46R-8 did not have a material impact on our financial statements.

FSP FAS 132R-1 – In December 2008, the FASB issued FASB Staff Position on Statement 132R, "Employers’ Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132R-1). This FSP expands the disclosure set forth in SFAS 132R by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157.  We will adopt this new accounting standard for our financial statements for the annual period ending December 31, 2009.  We do not expect the adoption of FSP FAS 132R-1 to have a material impact on our financial statements.

FSP EITF 99-20-1 – In January 2009, the FASB issued FASB Staff Position on EITF Issue No. 99-20, "Amendments to the Impairment Guidance of EITF Issue No. 99-20" (FSP EITF 99-20-1).  FSP EITF 99-20-1 aligns the impairment guidance in EITF Issue No. 99-20 with that in Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.”  It changes how companies determine whether an other-than-temporary impairment exists for certain beneficial interests by allowing management to exercise more judgment.  This new accounting standard was adopted for our financial statements for the annual period ending December 31, 2008.  The adoption of FSP EITF 99-20-1 did not have a material impact on our financial statements.

FSP FAS 107-1 and APB 28-1 – In April 2009, the FASB issued FASB Staff Position on FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1).  This FSP requires that the fair value disclosures required by SFAS 107 “Disclosures about Fair Value of Financial Instruments” be included for interim reporting periods.  We adopted this new accounting standard on April 1, 2009.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statements.  See Note 14 for additional information.

FSP FAS 115-2 and FAS 124-2 – In April 2009, the FASB issued FASB Staff Position on FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2).  This FSP amends the impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis.  When a company meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while non-credit losses would be reflected in other comprehensive income.  Additionally, it requires a more detailed, risk-oriented breakdown of major security types and related information currently required by SFAS 115. We adopted this new accounting standard on April 1, 2009.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements.  See Notes 8 and 16 for additional information.

FSP FAS 157-4 – In April 2009, the FASB issued FASB Staff Position on FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4).  FSP FAS 157-4 provides guidance on determining when the trading volume and activity for an asset or liability has significantly decreased, which may indicate an inactive market, and on measuring the fair value of an asset or liability in inactive markets.  We adopted this new accounting standard on April 1, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

FSP FAS 141R-1 – In April 2009, the FASB issued FASB Staff Position on FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1).  FSP FAS 141R-1 requires that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of the asset or liability can be determined during the measurement period.  We adopted this new accounting standard on January 1, 2009.  The adoption of FSP FAS 141R-1 did not have a material impact on our financial statements.

SFAS 165 – In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (SFAS 165), “Subsequent Events.” SFAS 165 establishes the general standards of accounting for and disclosure of subsequent events.  In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new accounting standard was adopted for our financial statements for the quarterly period ending June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our financial statements.  See Note 1A for additional information.

SFAS 166 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (SFAS 166), “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  SFAS 166 amends SFAS 140 by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the standard required extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of SFAS 166) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We will adopt this new accounting standard effective January 1, 2010.  We are currently reviewing the impact of SFAS 166 on our financial statements and expect to complete this evaluation in 2009.

SFAS 167 – In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (SFAS 167), “Amendments to FASB Interpretation No. 46R.” SFAS 167 revises FIN 46R by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  We will adopt this new accounting standard effective January 1, 2010.  We are currently reviewing the impact of SFAS 167 on our financial statements and expect to complete this evaluation in 2009.

SFAS 168 – In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”   SFAS 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative U.S. GAAP to be applied by nongovernmental entities.  While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized.  We will adopt this new accounting standard for our financial statements for the quarterly period ending September 30, 2009.  We do not expect the adoption of SFAS 168 to have a material impact on our financial statements.

3.
Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock options.  We recognized pretax stock-based compensation cost in the amount of $41 million and $74 million for the three and six months ended June 30, 2009, respectively; and $70 million and $107 million for the three and six months ended June 30, 2008, respectively.

The following table illustrates the type and fair market value of the stock-based compensation awards granted during the six month periods ended June 30, 2009 and 2008, respectively:

	2009		2008
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	6,260,647	$7.10	4,476,095	$22.32
RSUs	2,185,674	20.22	1,511,523	69.17
Stock options	562,580	7.10	410,506	22.32

The stock price on the date of grant was $22.17 and $73.20 for 2009 and 2008, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six month periods ended June 30, 2009 and 2008, respectively:

	Grant Year
	2009	2008
Weighted-average dividend yield	3.07%	1.89%
Weighted-average volatility	36.02%	27.14%
Range of volatilities	35.75-61.02%	27.13-28.99%
Range of risk-free interest rates	0.17-2.99%	1.60-3.64%
Weighted-average expected lives	8 years	8 years

As of June 30, 2009, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $153 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

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

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, we discontinue hedge accounting prospectively, in accordance with Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities."

We adopted SFAS 161 as of January 1, 2009.  See Note 2 for additional information.

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

As of June 30, 2009, $87 million of deferred net gains, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of June 30, 2009, $47 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.  Gains of $1 million were recorded in current earnings for the three and six months ended June 30, 2009.  There were no contracts outstanding for the six months ended June 30, 2008.

The location and fair value of derivative instruments reported in the Statement of Financial Position are as follows:

(Millions of dollars)	June 30, 2009
	Consolidated Statement of Financial Position Location	Asset (Liability) Fair Value
Designated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$150
Machinery and Engines	Long-term receivables – trade and other	182
Machinery and Engines	Accrued expenses	(24)
Interest rate contracts
Financial Products	Receivables – trade and other	14
Financial Products	Long-term receivables – trade and other	139
Financial Products	Accrued expenses	(148)
		$313

Undesignated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$21
Machinery and Engines	Long-term receivables – trade and other	60
Machinery and Engines	Accrued expenses	(5)
Financial Products	Receivables – trade and other	16
Financial Products	Accrued expenses	(52)
Interest rate contracts
Machinery and Engines	Accrued expenses	(5)
Financial Products	Receivables – trade and other	3
Financial Products	Long-term receivables – trade and other	3
Financial Products	Accrued expenses	(13)
Commodity contracts
Machinery and Engines	Receivables – trade and other	1
		$29

The effect of derivatives designated as hedging instruments on the Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(160)	$155	$(220)	$234
		$(160)	$155	$(220)	$234

Cash Flow Hedges (Millions of dollars)
	Three Months Ended June 30, 2009
			Recognized in Earnings
	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	AOCI	$138	Other income (expense)	$63	$3
Interest rate contracts
Machinery and Engines	AOCI	—	Other income (expense)	(1)	—
Financial Products	AOCI	(5)	Interest expense of Financial Products	(22)	4	1
		$133		$40	$7

	Six Months Ended June 30, 2009
			Recognized in Earnings
	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	AOCI	$196	Other income (expense)	$71	$(3)
Interest rate contracts
Machinery and Engines	AOCI	(29)	Other income (expense)	(2)	—
Financial Products	AOCI	(18)	Interest expense of Financial Products	(42)	5	1
		$149		$27	$2

1	The classification of the ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Statement of Results of Operations is as follows:

(Millions of dollars)		Three Months Ended	Six Months Ended
	Classification of Gains or (Losses)	June 30, 2009	June 30, 2009
Foreign exchange contracts
Machinery and Engines	Other income (expense)	$4	$25
Financial Products	Other income (expense)	(81)	(66)
Interest rate contracts
Machinery and Engines	Other income (expense)	—	(2)
Financial Products	Other income (expense)	4	1
Commodity contracts
Machinery and Engines	Other income (expense)	1	1
		$(72)	$(41)

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

During the six months ended June 30, 2008, $100 million of cash was used to repurchase 1.8 million shares pursuant to calls exercised under this program.  Premiums previously paid associated with these calls were $28 million.  All outstanding calls under this program expired in 2008.

5.	Inventories Inventories (principally using the "last-in, first-out" (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30,	December 31,
	2009	2008
Raw materials	$2,300	$2,678
Work-in-process	959	1,508
Finished goods	3,641	4,316
Supplies	260	279
Total inventories	$7,160	$8,781

Inventory quantities have been reduced during the six months ended June 30, 2009.  This reduction resulted in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current costs.  The effect of this reduction of inventory that is not expected to be replaced by the end of 2009 decreased Cost of goods sold in the Consolidated Results of Operations by approximately $110 million and increased Profit by approximately $85 million or $0.14 per share for the three and six months ended June 30, 2009.  Additional LIFO liquidations may occur during the second half of 2009.

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method have historically consisted primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan.  On August 1, 2008, SCM redeemed half of Mitsubishi Heavy Industries Ltd.’s (MHI’s) shares in SCM.  As a result, Caterpillar now owns 67 percent of the renamed entity, Caterpillar Japan Ltd. (Cat Japan) and consolidates its financial statements.  In February 2008, we sold our 23 percent equity investment in A.S.V. Inc. (ASV) resulting in a $60 million pretax gain.  Accordingly, the June 30, 2009 and December 31, 2008 financial position and equity investment amounts noted below do not include ASV or Cat Japan.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of three months or less) was as follows:

Results of Operations of unconsolidated affiliated companies:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions of dollars)	2009	2008	2009	2008
Sales	$144	$1,083	$267	$2,171
Cost of sales	110	901	201	1,801
Gross profit	$34	$182	$66	$370

Profit (loss)	$(10)	$20	$(8)	$37

Sales from SCM to Caterpillar for the three months ended June 30, 2008 of $553 million and for the six months ended June 30, 2008 of $995 million are included in the affiliated company sales.  In addition, SCM purchases of Caterpillar products were $66 million for the three months ended June 30, 2008 and $139 million for the six months ended June 30, 2008.

Financial Position of unconsolidated affiliated companies:	June 30,	December 31,
(Millions of dollars)	2009	2008
Assets:
Current assets	$211	$209
Property, plant and equipment – net	227	227
Other assets	11	26
	449	462
Liabilities:
Current liabilities	260	173
Long-term debt due after one year	40	110
Other liabilities	17	35
	317	318
Ownership	$132	$144

Caterpillar’s investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$66	$66
Plus: Investments in cost method companies	26	28
Total investments in unconsolidated affiliated companies	$92	$94

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	June 30, 2009	December 31, 2008
Customer relationships	18	$401	$397
Intellectual property	10	210	211
Other	11	114	112
Total finite-lived intangible assets – gross	15	725	720
Less: Accumulated amortization		(240)	(209)
Intangible assets – net		$485	$511

Amortization expense for the three and six months ended June 30, 2009 was $13 million and $31 million, respectively.  Amortization expense for the three and six months ended June 30, 2008 was $12 million and $32 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2009	2010	2011	2012	2013	Thereafter
$62	$58	$50	$42	$37	$267

B. Goodwill

Annually on October 1, we test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."  Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that an impairment may have occurred.

No goodwill was impaired or disposed of during the first half of 2009 or 2008.  The carrying amount of the goodwill by reportable segment as of June 30, 2009 and December 31, 2008 was as follows:

(Millions of dollars)	June 30, 2009	December 31, 2008
Building Construction Products	$26	$26
Cat Japan 1	232	233
Earthmoving	43	43
Excavation	39	39
Electric Power	203	203
Large Power Systems	569	569
Marine & Petroleum Power	60	60
Mining 1	28	27
All Other 1,2	1,064	1,061
Total	$2,264	$2,261

1	Change from December 31, 2008 due to foreign currency translation.
2	Includes all other operating segments (See Note 13).

As discussed in Note 13, our reportable segments were changed in the first quarter 2009.  As a result of these changes, goodwill of $43 million, $39 million and $28 million was reallocated to the newly formed Earthmoving, Excavation and Mining reportable segments, respectively.  The goodwill was reallocated primarily from the former reportable segments of EAME Operations, Heavy Construction & Mining and Infrastructure Development.  Additionally, goodwill of $22 million was reallocated to Building Construction Products from the All Other category, while goodwill of $478 million was reallocated to the All Other category from the former Industrial Power Systems reportable segment.  The newly formed Cat Japan reportable segment with goodwill of $232 million was previously included in the All Other category.

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

Effective April 1, 2009, we adopted the accounting and disclosure requirements of FSP FAS 115-2 and FAS 124-2.  See Note 2 for additional information.

	June 30, 2009			December 31, 2008
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$14	$—	$14	$14	$1	$15
Other U.S. and non-U.S. government bonds	57	—	57	15	(1)	14

Corporate bonds
Corporate bonds	430	(1)	429	343	(22)	321
Asset-backed securities	158	(17)	141	165	(27)	138

Mortgage-backed debt securities
U.S. governmental agency mortgage- backed securities	310	10	320	319	5	324
Residential mortgage-backed securities	70	(16)	54	79	(19)	60
Commercial mortgage-backed securities	182	(33)	149	176	(47)	129

Equity securities
Large capitalization value	90	2	92	126	(13)	113
Smaller company growth	19	2	21	20	(2)	18
Total	$1,330	$(53)	$1,277	$1,257	$(125)	$1,132

In first quarter 2009, we recognized pretax charges in accordance with the application of SFAS 115 for “other-than-temporary” declines in the market values of equity securities in the Cat Insurance investment portfolios of $11 million.  These charges were accounted for as a realized loss and were included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect these charges.  During the three months ended June 30, 2009 and the three and six months ended June 30, 2008, there were no charges for “other-than-temporary” declines in the market value of securities.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	June 30, 2009
	Less than 12 months 1		12 months or more 1		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds	$4	$—	$—	$—	$4	$—
Other U.S. and non-U.S. government bonds	3	—	8	—	11	—

Corporate bonds
Corporate bonds	67	1	79	9	146	10
Asset-backed securities	9	2	51	16	60	18

Mortgage-backed debt securities
U.S. governmental agency mortgage- backed securities	2	—	5	—	7	—
Residential mortgage-backed securities	—	—	54	16	54	16
Commercial mortgage-backed securities	24	2	107	32	131	34

Equity securities
Large capitalization value	33	5	9	3	42	8
Smaller company growth	3	1	1	—	4	1
Total	$145	$11	$314	$76	$459	$87

1	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	December 31, 2008
	Less than 12 months 1		12 months or more 1		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds	$—	$—	$—	$—	$—	$—
Other U.S. and non-U.S. government bonds	—	—	8	1	8	1

Corporate bonds
Corporate bonds	176	18	33	5	209	23
Asset-backed securities	101	16	30	11	131	27

Mortgage-backed debt securities
U.S. governmental agency mortgage- backed securities	7	—	19	1	26	1
Residential mortgage-backed securities	32	6	27	14	59	20
Commercial mortgage-backed securities	71	15	59	32	130	47

Equity securities
Large capitalization value	60	13	5	2	65	15
Smaller company growth	7	2	—	—	7	2
Total	$454	$70	$181	$66	$635	$136

1	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Government Debt.  The unrealized losses on our investments in U.S. Treasury bonds and other U.S. and non-U.S. government bonds are the result of changes in interest rates since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily-impaired as of June 30, 2009.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to an increase in credit-related yield spreads, risk aversion and heightened volatility in the financial markets since initial purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily-impaired as of June 30, 2009.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate primarily to an increase in housing delinquencies and default rates, credit-related yield spreads, risk aversion and heightened volatility in the financial markets.  Continued weakness and lack of liquidity in the commercial sector continues to impact valuations.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily-impaired as of June 30, 2009.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  Despite stronger equity returns in the second quarter of 2009, the unrealized losses as of December 2008 in both the large capitalization value and smaller company growth portfolios can be attributed to weak equity markets and general economic conditions over the last 12 to 18 months.  In each case where unrealized losses exist, the respective company’s management is taking corrective action to increase shareholder value.   We do not consider these investments to be other-than-temporarily-impaired as of June 30, 2009.

The fair value of the available-for-sale debt securities at June 30, 2009, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$27
Due after one year through five years	$392
Due after five years through ten years	$224
Due after ten years	$521

Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2009 were $83 million and $170 million, respectively.  Proceeds from sales of investments in debt and equity securities during the three and six months ended June 30, 2008 were $69 million and $173 million, respectively.  Gross gains of $1 million and gross losses of $7 million were included in current earnings for the six months ended June 30, 2009.  Gross gains of $3 million and $11 million, and gross losses of $3 million and $9 million were included in current earnings for the three and six months ended June 30, 2008, respectively.

9.	Postretirement Benefits

A. Pension and postretirement benefit plan costs

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

In March 2009, we amended our U.S. support and management other postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older will enroll in individual health plans that work with Medicare and will no longer participate in a Caterpillar-sponsored group health plan.  In addition, Caterpillar will fund a tax-advantaged Health Reimbursement Account (HRA) to assist the retirees with medical expenses.  The plan amendment required a plan re-measurement as of March 31, 2009, which resulted in a decrease in our Liability for postretirement benefits of $432 million and an increase in Accumulated other comprehensive income of $272 million after-tax.  The decrease will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees impacted by the plan changes.  The amendment reduced other postretirement benefits expense by approximately $20 million during the second quarter 2009.

The re-measurements did not have a material impact on our benefit obligations, plan assets or funded status.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
For the three months ended:
Components of net periodic benefit cost:
Service cost	$43	$50	$20	$21	$18	$21
Interest cost	172	157	34	39	69	77
Expected return on plan assets	(193)	(221)	(43)	(50)	(27)	(35)
Amortization of:
Net asset existing at adoption of SFAS 87/106	—	—	—	—	1	1
Prior service cost /(credit) 1	7	8	—	1	(14)	(9)
Net actuarial loss /(gain)	63	34	9	8	5	16
Total cost included in operating profit	$92	$28	$20	$19	$52	$71

(Millions of dollars)
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
For the six months ended:
Components of net periodic benefit cost:
Service cost	$92	$100	$44	$42	$36	$43
Interest cost	342	314	70	78	143	154
Expected return on plan assets	(391)	(441)	(86)	(100)	(59)	(69)
Amortization of:
Net asset existing at adoption of SFAS 87/106	—	—	—	—	1	1
Prior service cost /(credit) 1	14	16	—	2	(13)	(18)
Net actuarial loss /(gain)	123	67	22	16	10	32
Net period benefit cost	180	56	50	38	118	143
Curtailments, settlements and special termination benefits 2	130	—	9	—	62	—
Total cost included in operating profit	$310	$56	$59	$38	$180	$143

Weighted-average assumptions used to determine net cost:
Discount rate	6.3%	5.8%	4.6%	5.3%	6.2%	5.8%
Expected return on plan assets	8.5%	9.0%	6.6%	7.6%	8.5%	9.0%
Rate of compensation increase	4.5%	4.5%	3.7%	4.0%	4.4%	4.4%

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

2	Curtailments, settlements and special termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

We made $953 million of contributions to our U.S. and non-U.S. pension plans during the six months ended June 30, 2009, including a voluntary contribution to our U.S. plans of 18.2 million shares ($650 million) in Caterpillar stock, held as treasury stock.  We currently anticipate additional cash contributions of approximately $50 million during the remainder of the year.

As discussed in Note 2, we adopted the year-end measurement date provisions of SFAS 158 as of January 1, 2008.

B. Defined contribution benefit plan costs

Beginning in June 2009, we began funding our employer matching contribution for certain U.S. defined contribution plans in Caterpillar stock, held as treasury stock.   As of June 30, 2009, we have made $9 million of matching contributions in Caterpillar stock.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2009	2008	2009	2008
U.S. Plans	$55	$36	$94	$83
Non-U.S. Plans	6	9	15	17
	$61	$45	$109	$100

10.	Guarantees and Product Warranty

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

Cat Financial has provided a limited indemnity to a third-party bank for $23 million resulting from the assignment of certain leases to that bank. The indemnity is for the possibility that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of the guarantees noted above.  At June 30, 2009 and December 31, 2008, the related liability was $15 million and $14 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30,	December 31,
	2009	2008
Guarantees with Caterpillar dealers	$93	$100
Guarantees with customers	185	136
Limited indemnity	23	25
Guarantees – other	64	43
Total guarantees	$365	$304

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust (“Trust”) that qualifies as a variable interest entity under FIN 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (Revised 2003).” The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.   At December 31, 2008, we determined that we were the primary beneficiary of the Trust as our guarantee would require us to absorb a majority of the entity’s expected losses, and therefore consolidated the financial position of the Trust in the Consolidated Statement of Financial Position.  As of June 30, 2009, the Trust’s assets of $409 million are primarily comprised of loans to dealers and the liabilities of $409 million are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement. Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.  For the six months ended June 30, 2009, the liability related to pre-existing warranties increased $197 million based on higher than expected actual warranty claim experience.

(Millions of dollars)	2009
Warranty liability, January 1	$1,201
Reduction in liability (payments)	(562)
Changes in estimates for pre-existing warranties	197
Increase in liability (new warranties)	368
Warranty liability, June 30	$1,204

(Millions of dollars)	2008
Warranty liability, January 1	$1,045
Reduction in liability (payments)	(1,074)
Increase in liability (new warranties)	1,230
Warranty liability, December 31	$1,201

11.	Computations of Profit Per Share

		Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share data)		2009	2008	2009	2008
I.	Profit for the period (A) 1:	$371	$1,106	$259	$2,028

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	611.8	614.3	607.6	616.0
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	8.0	21.2	6.4	21.0
	Average common shares outstanding for fully diluted computation (C)	619.8	635.5	614.0	637.0

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$0.61	$1.80	$0.43	$3.29
	Assuming full dilution (A/C)	$0.60	$1.74	$0.42	$3.18

1	Profit attributable to common stockholders.

For the three and six months ended June 30, 2009, there were outstanding SARs and stock options to purchase 29,040,001 and 41,376,879 common shares, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.  SARs and stock options to purchase 4,871,995 common shares were outstanding for both the three and six months ended June 30, 2008, which were antidilutive.

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

The provision for income taxes in the first six months of 2009 reflects a discrete period effective tax rate of negative 20.5 percent compared to an estimated annual tax rate of 31.3 percent for the first six months of 2008, excluding discrete benefits of $47 million in the first six months of 2008.  A discrete calculation was used to report the tax provision for the first six months of 2009 rather than an estimated annual tax rate as the estimated range of annual profit before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate.  The negative tax rate for the first six months of 2009 results from a $40 million tax benefit on profit before tax of $189 million and was driven primarily by a favorable geographic mix of profits and losses from a tax perspective and the net favorable impact of U.S. permanent differences and credits including the research and development tax credit.

If global recessionary conditions continue, it is reasonably possible that increases in valuation allowances against deferred tax assets of certain non-U.S. entities may be required in the next twelve months.

We anticipate the U.S. appeals process for tax years 1995 to 1999, primarily related to foreign sales corporation commissions, foreign tax credit calculations and research and development credits, will be completed in 2009.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

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
▪
A significant amount of corporate and other costs ($374 million and $745 million for the three and six months ended June 30, 2009, respectively, and $418 million and $687 million for the three and six months ended June 30, 2008, respectively) are allocated to Machinery and Engines business divisions based on budgeted external and inter-segment sales.  It would be difficult to provide meaningful information by reportable segment for these costs as the allocation method does not directly reflect the benefited segment and the allocation is done in total, not by financial statement line item.  In addition, the budgeted amount is allocated to segments; any differences from budget are treated as a reconciling item between reportable segment and consolidated results.

▪
As discussed below, there are various methodology differences between our segment reporting and U.S. GAAP.  This results in numerous reconciling items between reportable segment and consolidated results.

▪
We have twenty-two operating segments, of which eleven are reportable segments.  Reporting financial information for this number of businesses, especially considering our level of vertical integration, would not be meaningful to our financial statement users.

In summary, due to Caterpillar's high level of integration and our concern that segment disclosures based on SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has limited value for our external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 43.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 29 to 35 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit (loss), we have grouped the reconciling items as follows:

▪
Corporate costs:  Certain corporate costs are allocated and included in the business division’s accountable profit at budgeted levels.  Any differences are treated as reconciling items.  Previously all these costs were excluded from accountable profit.  These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

▪
Redundancy costs:  Redundancy costs include pension and other postretirement benefit plan curtailments, settlements and special termination benefits as well as employee separation charges. Most of these costs are reconciling items between accountable profit and consolidated profit before tax. Table “Reconciliation of Redundancy Costs” on page 32 has been included to illustrate how segment accountable profit would have been impacted by the redundancy costs.  See Notes 9 and 17 for more information.

▪	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.
▪	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments Three Months Ended June 30, (Millions of dollars)
	2009
	External sales and revenues	Inter-segment sales and revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at June 30	Capital expenditures
Building Construction Products	$260	$7	$267	$9	$(57)	$815	$5
Cat Japan	308	105	413	29	(75)	2,810	13
Earthmoving	665	20	685	23	(92)	2,012	26
Electric Power	584	5	589	6	37	823	4
Excavation	489	11	500	15	(108)	1,241	9
Large Power Systems	523	829	1,352	47	23	2,760	21
Logistics	170	303	473	27	107	849	6
Marine & Petroleum Power	728	13	741	4	69	784	17
Mining	797	31	828	20	129	1,200	11
Turbines	829	4	833	15	212	796	10
Total Machinery & Engines	$5,353	$1,328	$6,681	$195	$245	$14,090	$122
Financing & Insurance Services	772	(1)	771	182	144	29,321	218
Total	$6,125	$1,327	$7,452	$377	$389	$43,411	$340

	2008
	External sales and revenues	Inter-segment sales and revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Dec. 31	Capital expenditures
Building Construction Products	$937	$14	$951	$8	$(11)	$878	$13
Cat Japan	—	—	—	—	—	3,165	—
Earthmoving	2,069	39	2,108	21	163	2,477	50
Electric Power	891	6	897	5	69	1,068	8
Excavation	1,660	34	1,694	12	58	1,646	27
Large Power Systems	905	1,342	2,247	46	171	3,055	76
Logistics	227	411	638	26	112	971	24
Marine & Petroleum Power	977	22	999	4	109	758	12
Mining	1,079	55	1,134	15	163	1,339	13
Turbines	971	1	972	13	212	943	23
Total Machinery & Engines	$9,716	$1,924	$11,640	$150	$1,046	$16,300	$246
Financing & Insurance Services	829	—	829	190	190	32,900	411
Total	$10,545	$1,924	$12,469	$340	$1,236	$49,200	$657

Reportable Segments Six Months Ended June 30, (Millions of dollars)
	2009
	External sales and revenues	Inter-segment sales and revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at June 30	Capital expenditures
Building Construction Products	$573	$11	$584	$17	$(133)	$815	$8
Cat Japan	638	482	1,120	74	(165)	2,810	58
Earthmoving	1,748	41	1,789	45	(164)	2,012	46
Electric Power	1,319	10	1,329	13	127	823	7
Excavation	1,192	37	1,229	30	(216)	1,241	18
Large Power Systems	1,076	1,923	2,999	94	103	2,760	36
Logistics	347	628	975	54	196	849	19
Marine & Petroleum Power	1,603	29	1,632	8	168	784	25
Mining	1,672	68	1,740	40	222	1,200	20
Turbines	1,640	7	1,647	30	390	796	19
Total Machinery & Engines	$11,808	$3,236	$15,044	$405	$528	$14,090	$256
Financing & Insurance Services	1,595	—	1,595	362	233	29,321	443
Total	$13,403	$3,236	$16,639	$767	$761	$43,411	$699

	2008
	External sales and revenues	Inter-segment sales and revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Dec. 31	Capital expenditures
Building Construction Products	$1,795	$31	$1,826	$17	$—	$878	$21
Cat Japan	—	—	—	—	—	3,165	—
Earthmoving	3,831	76	3,907	40	313	2,477	90
Electric Power	1,606	10	1,616	11	114	1,068	15
Excavation	3,152	56	3,208	25	106	1,646	42
Large Power Systems	1,730	2,485	4,215	89	371	3,055	164
Logistics	447	770	1,217	59	220	971	32
Marine & Petroleum Power	1,795	33	1,828	7	176	758	25
Mining	1,975	100	2,075	22	299	1,339	24
Turbines	1,573	4	1,577	26	300	943	32
Total Machinery & Engines	$17,904	$3,565	$21,469	$296	$1,899	$16,300	$445
Financing & Insurance Services	1,808	—	1,808	379	402	32,900	720
Total	$19,712	$3,565	$23,277	$675	$2,301	$49,200	$1,165

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Three Months Ended June 30, 2009:
Total external sales and revenues from reportable segments	$5,353	$772	$—		$6,125
All other operating segments	1,921	—	—		1,921
Other	(20)	42	(93)	1	(71)
Total sales and revenues	$7,254	$814	$(93)		$7,975

Three Months Ended June 30, 2008:
Total external sales and revenues from reportable segments	$9,716	$829	$—		$10,545
All other operating segments	3,174	—	—		3,174
Other	(93)	81	(83)	1	(95)
Total sales and revenues	$12,797	$910	$(83)		$13,624

1	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Six Months Ended June 30, 2009:
Total external sales and revenues from reportable segments	$11,808	$1,595	$—		$13,403
All other operating segments	3,947	—	—		3,947
Other	9	15	(174)	1	(150)
Total sales and revenues	$15,764	$1,610	$(174)		$17,200

Six Months Ended June 30, 2008:
Total external sales and revenues from reportable segments	$17,904	$1,808	$—		$19,712
All other operating segments	5,908	—	—		5,908
Other	(36)	14	(178)	1	(200)
Total sales and revenues	$23,776	$1,822	$(178)		$25,420

1	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended June 30, 2009:
Total accountable profit from reportable segments	$245	$144	$389
All other operating segments	9	—	9
Cost centers	(17)	—	(17)
Corporate costs	35	—	35
Timing	9	—	9
Redundancy costs	(70)	—	(70)
Methodology differences:
Inventory/cost of sales	1	—	1
Postretirement benefit expense	9	—	9
Financing costs	(146)	—	(146)
Equity in profit of unconsolidated affiliated companies	1	—	1
Currency	154	—	154
Other methodology differences	31	(4)	27
Total profit before taxes	$261	$140	$401

Three Months Ended June 30, 2008:
Total accountable profit from reportable segments	$1,046	$190	$1,236
All other operating segments	429	—	429
Cost centers	71	—	71
Corporate costs	(102)	—	(102)
Timing	3	—	3
Methodology differences:
Inventory/cost of sales	(23)	—	(23)
Postretirement benefit expense	55	—	55
Financing costs	(70)	—	(70)
Equity in profit of unconsolidated affiliated companies	(10)	—	(10)
Currency	(24)	—	(24)
Other methodology differences	(28)	1	(27)
Total profit before taxes	$1,347	$191	$1,538

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Six Months Ended June 30, 2009:
Total accountable profit from reportable segments	$528	$233	$761
All other operating segments	44	—	44
Cost centers	12	—	12
Corporate costs	137	—	137
Timing	(2)	—	(2)
Redundancy costs	(617)	(11)	(628)
Methodology differences:
Inventory/cost of sales	(45)	—	(45)
Postretirement benefit expense	25	—	25
Financing costs	(288)	—	(288)
Equity in profit of unconsolidated affiliated companies	—	—	—
Currency	140	—	140
Other methodology differences	36	(3)	33
Total profit before taxes	$(30)	$219	$189

	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Six Months Ended June 30, 2008:
Total accountable profit from reportable segments	$1,899	$402	$2,301
All other operating segments	840	—	840
Cost centers	26	—	26
Corporate costs	(91)	—	(91)
Timing	1	—	1
Methodology differences:
Inventory/cost of sales	6	—	6
Postretirement benefit expense	32	—	32
Financing costs	(143)	—	(143)
Equity in profit of unconsolidated affiliated companies	(21)	—	(21)
Currency	(44)	—	(44)
Other methodology differences	(31)	3	(28)
Total profit before taxes	$2,474	$405	$2,879

Reconciliation of Redundancy costs:

As noted above, redundancy costs are a reconciling item between Accountable profit (loss) and Consolidated profit (loss) before tax. For the three and six months ended June 30, 2009, $15 million of redundancy costs were charged to operating segments. Had we included the remaining redundancy costs in the segments’ results, costs would have been split as shown below.

(Millions of dollars)	Accountable profit (loss)	Redundancy costs	Accountable profit (loss) with redundancy costs
Three Months Ended June 30, 2009:
Building Construction Products	$(57)	$(1)	$(58)
Cat Japan	(75)	—	(75)
Earthmoving	(92)	(34)	(126)
Electric Power	37	(1)	36
Excavation	(108)	(15)	(123)
Large Power Systems	23	—	23
Logistics	107	(1)	106
Marine & Petroleum Power	69	—	69
Mining	129	(3)	126
Turbines	212	—	212
Financing & Insurance Services	144	—	144
All other operating segments	9	(15)	(6)
Consolidated Total	$398	$(70)	$328

Six Months Ended June 30, 2009:
Building Construction Products	$(133)	$(40)	$(173)
Cat Japan	(165)	(3)	(168)
Earthmoving	(164)	(89)	(253)
Electric Power	127	(22)	105
Excavation	(216)	(60)	(276)
Large Power Systems	103	(89)	14
Logistics	196	(29)	167
Marine & Petroleum Power	168	(10)	158
Mining	222	(53)	169
Turbines	390	—	390
Financing & Insurance Services	233	(11)	222
All other operating segments	44	(222)	(178)
Consolidated Total	$805	$(628)	$177

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
June 30, 2009:
Total accountable assets from reportable segments	$14,090	$29,321	$—	$43,411
All other operating segments	8,538	—	—	8,538
Items not included in segment assets:
Cash and short-term investments	1,675	2,316	—	3,991
Intercompany receivables	99	1,051	(1,150)	—
Investment in Financial Products	4,175	—	(4,175)	—
Deferred income taxes and prepaids	4,631	160	(451)	4,340
Intangible assets and other assets	1,186	235	—	1,421
Liabilities included in segment assets	2,608	—	—	2,608
Inventory methodology differences	(2,887)	—	—	(2,887)
Other	776	(106)	—	670
Total assets	$34,891	$32,977	$(5,776)	$62,092

December 31, 2008:
Total accountable assets from reportable segments	$16,300	$32,900	$—	$49,200
All other operating segments	9,245	—	—	9,245
Items not included in segment assets:
Cash and short-term investments	1,517	1,219	—	2,736
Intercompany receivables	540	76	(616)	—
Investment in Financial Products	3,788	—	(3,788)	—
Deferred income taxes and prepaids	4,759	244	(474)	4,529
Intangible assets and other assets	1,224	29	—	1,253
Liabilities included in segment assets	2,967	—	—	2,967
Inventory methodology differences	(2,747)	—	—	(2,747)
Other	686	(87)	—	599
Total assets	$38,279	$34,381	$(4,878)	$67,782

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2009:
Total accountable depreciation and amortization from reportable segments	$195	$182	$—	$377
Items not included in segment depreciation and amortization:
All other operating segments	119	—	—	119
Cost centers	46	—	—	46
Other	(4)	—	—	(4)
Total depreciation and amortization	$356	$182	$—	$538

Three Months Ended June 30, 2008:
Total accountable depreciation and amortization from reportable segments	$150	$190	$—	$340
Items not included in segment depreciation and amortization:
All other operating segments	101	—	—	101
Cost centers	42	—	—	42
Other	(3)	—	—	(3)
Total depreciation and amortization	$290	$190	$—	$480

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2009:
Total accountable depreciation and amortization from reportable segments	$405	$362	$—	$767
Items not included in segment depreciation and amortization:
All other operating segments	229	—	—	229
Cost centers	86	—	—	86
Other	(10)	—	—	(10)
Total depreciation and amortization	$710	$362	$—	$1,072

Six Months Ended June 30, 2008:
Total accountable depreciation and amortization from reportable segments	$296	$379	$—	$675
Items not included in segment depreciation and amortization:
All other operating segments	201	—	—	201
Cost centers	84	—	—	84
Other	(8)	—	—	(8)
Total depreciation and amortization	$573	$379	$—	$952

Reconciliation of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2009:
Total accountable capital expenditures from reportable segments	$122	$218	$—	$340
Items not included in segment capital expenditures:
All other operating segments	76	—	—	76
Cost centers	20	—	—	20
Other	—	3	—	3
Total capital expenditures	$218	$221	$—	$439

Three Months Ended June 30, 2008:
Total accountable capital expenditures from reportable segments	$246	$411	$—	$657
Items not included in segment capital expenditures:
All other operating segments	167	—	—	167
Cost centers	52	—	—	52
Other	(1)	3	(10)	(8)
Total capital expenditures	$464	$414	$(10)	$868

Reconciliation of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2009:
Total accountable capital expenditures from reportable segments	$256	$443	$—	$699
Items not included in segment capital expenditures:
All other operating segments	133	—	—	133
Cost centers	55	—	—	55
Other	(2)	—	(1)	(3)
Total capital expenditures	$442	$443	$(1)	$884

Six Months Ended June 30, 2008:
Total accountable capital expenditures from reportable segments	$445	$720	$—	$1,165
Items not included in segment capital expenditures:
All other operating segments	275	—	—	275
Cost centers	86	—	—	86
Other	(2)	—	(11)	(13)
Total capital expenditures	$804	$720	$(11)	$1,513

14.	Fair Value Disclosures

A.	Fair value measurements

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

We adopted FSP FAS 157-4 as of April 1, 2009. See Note 2 for additional information.

Available-for-sale securities
Our available-for-sale securities, primarily at Cat Insurance, include a mix of equity and debt instruments (see Note 8 for additional information).  Fair values for our U.S. treasury bonds and equity securities are based upon valuations for identical instruments in active markets.  Fair values for other government bonds, corporate bonds and mortgage-backed debt securities are based upon models that take into consideration such market-based factors as recent sales, risk-free yield curves and prices of similarly rated bonds.

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency and commodity forward and option contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

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

Assets and liabilities measured at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2009 and December 31, 2008 are summarized below:

(Millions of dollars)	June 30, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$14	$—	$—	$14
Other U.S. and non-U.S. government bonds	—	57	—	57

Corporate bonds
Corporate bonds	—	429	—	429
Asset-backed securities	—	141	—	141

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	320	—	320
Residential mortgage-backed securities	—	54	—	54
Commercial mortgage-backed securities	—	149	—	149

Equity securities
Large capitalization value	92	—	—	92
Smaller company growth	21	—	—	21
Total available-for-sale securities	127	1,150	—	1,277

Derivative financial instruments, net	—	342	—	342
Securitized retained interests	—	—	104	104
Total Assets	$127	$1,492	$104	$1,723

Liabilities
Guarantees	$—	$—	$15	$15
Total Liabilities	$—	$—	$15	$15

(Millions of dollars)	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities	$140	$992	$—	$1,132
Derivative financial instruments, net	—	625	—	625
Securitized retained interests	—	—	52	52
Total Assets	$140	$1,617	$52	$1,809

Liabilities
Guarantees	$—	$—	$14	$14
Total Liabilities	$—	$—	$14	$14

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2009 and 2008.  These instruments, primarily related to Cat Financial, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2008	$52	$14
Gains or losses included in earnings (realized and unrealized)	(28)	—
Changes in Accumulated other comprehensive income (loss)	(6)	—
Purchases, issuances and settlements	86	1
Balance at June 30, 2009	$104	$15

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2007	$49	$12
Gains or losses included in earnings (realized and unrealized)	(2)	—
Changes in Accumulated other comprehensive income (loss)	(4)	—
Purchases, issuances and settlements	41	2
Balance at June 30, 2008	$84	$14

The amount of unrealized losses on securitized retained interests included in earnings for the six months ended June 30, 2009 related to assets still held at June 30, 2009 was $28 million.  The amount of unrealized losses on securitized retained interests included in earnings for the six months ended June 30, 2008 related to assets still held at June 30, 2008 was $1 million.  These losses were reported in Revenues of Financial Products in the Consolidated Statement of Results of Operations.

In addition to the amounts above, we had impaired loans of $137 million and $108 million as of June 30, 2009 and December 31, 2008, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

B.	Fair values of financial instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair value measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments as required by SFAS 107, “Disclosures about Fair Values of Financial Instruments.”

Effective April 1, 2009, we adopted the disclosure requirements of FSP FAS 107-1 and APB 28-1.  See Note 2 for additional information.

Cash and short-term investments
Carrying amount approximated fair value.

Available-for-sale securities
Fair value for available-for-sale securities was estimated based on quoted market prices.

Finance receivables
Fair value was estimated by discounting the future cash flows using current rates, representative of receivables with similar remaining maturities.

Wholesale inventory receivables
Fair value was estimated by discounting the future cash flows using current rates, representative of receivables with similar remaining maturities.

Short-term borrowings
Carrying amount approximated fair value.

Long-term debt
Fair value for Machinery and Engines and Financial Products fixed rate debt was estimated based on quoted market prices. For Financial Products, floating rate notes and commercial paper carrying amounts were considered a reasonable estimate of fair value. For deposit obligations, carrying value approximated fair value.

Please refer to the table below for the fair values of our financial instruments.

Fair Values of Financial Instruments
	June 30,		December 31,
	2009		2008
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Reference
Asset (liability)
Cash and short-term investments	$3,991	$3,991	$2,736	$2,736
Available-for-sale securities	1,277	1,277	1,132	1,132	Note 8
Finance receivables—net (excluding finance leases1)	13,632	13,043	14,367	13,483
Wholesale inventory receivables—net (excluding finance leases1)	917	874	1,232	1,154
Short-term borrowings	(5,172)	(5,172)	(7,209)	(7,209)
Long-term debt (including amounts due within one year)
Machinery and Engines	(6,149)	(6,499)	(6,192)	(6,290)
Financial Products	(21,975)	(21,978)	(22,134)	(21,259)
Foreign currency contracts	348	348	254	254	Note 4
Interest rate swaps	(7)	(7)	371	371	Note 4
Commodity contracts	1	1	—	—	Note 4
Securitized retained interests	104	104	52	52	Note 16
Guarantees	(15)	(15)	(14)	(14)	Note 10

1	Total excluded items have a net carrying value at June 30, 2009 and December 31, 2008 of $8,285 million and $8,951 million, respectively.

15.	Redeemable Noncontrolling Interest – Caterpillar Japan Ltd.

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

The remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit.  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.  During the second quarter of 2009, the estimated redemption value decreased, resulting in an adjustment to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $37 million due to this adjustment.  As of June 30, 2009, the fair value of the redeemable noncontrolling interest remained greater than the redemption value.

We estimate the fair value of the redeemable noncontrolling interest using a discounted five year forecasted cash flow with a year-five residual value.  If worldwide economic conditions deteriorate further and Cat Japan’s business forecast is negatively impacted, it is reasonably possible that the fair value of the redeemable noncontrolling interest may fall below the estimated redemption value in the near term.  Should this occur, profit would be reduced in the profit per common share computation by the difference between the redemption value and the fair value.  Lower long-term growth rates, reduced long-term profitability as well as changes in interest rates, costs, pricing, capital expenditures and general market conditions may reduce the fair value of the redeemable noncontrolling interest.

With the consolidation of Cat Japan’s results of operations, 33 percent of Cat Japan’s comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit.  For the six months ended June 30, 2009, the carrying value had decreased by $30 million due to Cat Japan’s comprehensive loss. This resulted in an offsetting $30 million adjustment to increase the carrying value to the redemption value and a corresponding reduction to Profit employed in the business.  As Cat Japan’s functional currency is the Japanese yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  At June 30, 2009, the redeemable noncontrolling interest was $481 million.

16.	Securitizations

Cat Financial sells certain finance receivables relating to retail installment sale contracts and finance leases as part of their asset-backed securitization program.  In addition, Cat Financial has sold interests in wholesale receivables to third-party commercial paper conduits.  These transactions provide a source of liquidity and allow for better management of Cat Financial’s balance sheet capacity.

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

Cat Financial retains interests in the retail finance receivables that are sold through their asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  Retained interests in securitized assets are classified as available-for-sale securities and are included in Other assets in the Consolidated Statement of Financial Position at fair value in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."  Cat Financial estimates fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.  These assumptions are based on historical experience, market trends and anticipated performance relative to the particular assets securitized. Cat Financial periodically evaluates for impairment in accordance with FSP FAS 115-2 and FAS 124-2 (See Note 2 for additional information) and recognizes the credit component of an other-than-temporary impairment in Profit and the noncredit component in Accumulated other comprehensive income (loss) for those retained interests in which Cat Financial does not intend to sell and it is not likely that they will be required to sell prior to recovery.

During the second quarter of 2008, Cat Financial sold certain finance receivables relating to retail installment sale contracts and finance leases to a SPE as part of Cat Financial’s asset-backed securitization program. Net cash proceeds received were $600 million and a net gain of $12 million was recorded in Revenues of Financial Products on the Consolidated Statement of Results of Operations at the time of sale and was based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs. Retained interests included subordinated certificates with an initial fair value of $27 million, an interest in future cash flows (excess) with an initial fair value of $8 million and a reserve account with an initial fair value of $9 million. Significant assumptions used to estimate the fair value of the retained interests included a 7.2 percent discount rate, a weighted-average prepayment rate of 14.5 percent and expected credit losses of 1.55 percent.

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, Cat Financial may from time to time provide additional reserve support to previously issued asset-backed securitizations.  During the second quarter of 2009, Cat Financial deposited $80 million into supplemental reserve accounts for the securitization transactions to maintain the credit ratings assigned to the transactions, as loss experiences have been higher than anticipated primarily due to the adverse economic conditions in the U.S.  This resulted in an increase in Cat Financial’s retained interests. Prior to executing the deposits, written consent was obtained from the third-party beneficial interest holders of the securitization transactions.  The QSPE conditions were reviewed and the trusts continue to maintain QSPE status.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $104 million (cost basis of $119 million) and $52 million (cost basis of $61 million) as of June 30, 2009 and December 31, 2008, respectively. The fair value of the retained interests as of June 30, 2009 that has been in a continuous unrealized loss position for twelve months or longer totaled $59 million (cost basis of $68 million). As of December 31, 2008 there were no retained interests in a continuous unrealized loss position for twelve months or longer. Key assumptions used to determine the fair value of the retained interests as of such dates were:

	June 30, 2009	December 31, 2008
Cash flow weighted-average discount rates on retained interests	8.7% to 16.0%	16.7% to 23.3%
Weighted-average maturity in months	24	28
Expected prepayment rate	17.0%	19.0%
Expected credit losses	1.9% to 4.8%	1.7% to 3.1%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, Cat Financial performs a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of the estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Cat Financial’s sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all retained interests as of June 30, 2009 and December 31, 2008 would be $10 million or less and $8 million or less, respectively.

During 2009 and 2008, the assumptions used to determine the expected cash flows for Cat Financial’s securitization transactions were revised, which resulted in other-than-temporary impairments.  The impairments recognized in earnings was primarily driven by an increase in the credit loss assumption due to the continuing adverse economic conditions in the U.S.  The noncredit related component recorded in Accumulated other comprehensive income (loss) was primarily driven by changes in discount rates.

	Three Months Ended		Six Months Ended
(Millions of dollars)	June 30,		June 30,
	2009	2008	2009	2008
Total other-than-temporary impairment losses	$24	$7	$46	$7
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes	(15)	—	(15)	—
Net impairment losses recognized in earnings 1	$9	$7	$31	$7

1	Recorded in Revenues of Financial Products on the Consolidated Statement of Results of Operations

The following table presents a rollforward of the balance of the credit-related impairment losses on Cat Financial’s securitized retained interests for which a portion of the other-than-temporary impairment was recognized in Accumulated other comprehensive income (loss):

(Millions of dollars)	Three Months Ended June 30, 2009
Cumulative credit loss as of April 1, 2009	$—
Credit losses for which an other-than-temporary impairment was previously recognized	8
Cumulative credit loss as of June 30, 2009	$8

Cat Financial also retained servicing responsibilities and received a servicing fee of approximately one percent of the remaining value of the finance receivables.

Sales and Servicing of Trade Receivables
Our Machinery and Engines operations generate trade receivables from the sale of inventory to dealers and customers. Certain of these receivables are sold to Cat Financial.

Cat Financial has sold interests in a certain pool of trade receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by Cat Financial. In accordance with SFAS 140, the transfers to the conduits are accounted for as sales. Cat Financial services the sold trade receivables and receives an annual servicing fee of approximately 0.5% of the average outstanding principal balance. Consolidated expenses of $2 million related to the sale of trade receivables were recognized for each of the three months ended June 30, 2009 and 2008, and $4 million and $5 million for the six months ended June 30, 2009 and 2008, respectively.  These expenses are included in Other income (expense) in the Consolidated Statement of Results of Operations. As of June 30, 2009 and December 31, 2008, the outstanding principal balance of the sold trade receivables was $200 million and $240 million, respectively.

Cat Financial’s remaining interest in that pool of trade receivables as of June 30, 2009 and December 31, 2008 of $617 million and $1,432 million, respectively, is included in Receivables-trade and other in the Consolidated Statement of Financial Position.  The carrying amount approximated fair value due to the short-term nature of these receivables.

The cash collections from these receivables held by Cat Financial, including those attributable to the third-party conduits, are first applied to satisfy any obligations of Cat Financial to the third-party conduits. The third-party conduits have no recourse to Cat Financial’s assets, other than the remaining interest, for failure of debtors to pay when due.

Cash flows from sale of trade receivables:
	Six Months Ended June 30,
(Millions of dollars)	2009	2008
Cash proceeds from sales of receivables to the conduits	$791	$775
Servicing fees received	1	1
Cash flows received on the interests that continue to be held	4,496	5,621

17.	Employee separation charges

During the fourth quarter 2008, we recognized employee separation charges of $30 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs, impacting 3,085 production and support and management employees worldwide, were in response to a sharp decline in sales volume due to the global recession.

During the first quarter 2009, continued cost reduction efforts in various locations around the world resulted in additional separation charges of $357 million, recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations, related to the following separation programs:

U.S. Voluntary Separation Program - During December 2008, we announced a voluntary separation program for certain support and management employees based in the United States.  Eligible employees had until January 12, 2009 to sign up for the program, and generally until January 31, 2009 to make a final decision.  Participating employees received severance pay based on current salary level and years of service.  During first quarter 2009, 2,213 employees accepted the program, the majority of which separated from Caterpillar by March 31, 2009.

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

During the second quarter 2009, on-going cost reduction efforts worldwide resulted in additional separation charges of $85 million, recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  These efforts, impacting production and support and management positions, related to new and previously initiated U.S. and non-U.S. voluntary and involuntary separation programs.  During the second quarter 2009, 1,820 employees accepted or were subject to these programs.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the separation charges in the fourth quarter 2008 and first and second quarter 2009 by geographic region:

	Machinery and Engines				Financial Products
(Millions of dollars)	North America	EAME	Latin America	Asia/ Pacific		Total
Q4 2008 Separation charges	$4	$17	$9	$—	$—	$30
Q4 2008 Benefit payments and other adjustments	—	(12)	(7)	—	—	(19)
Liability balance at December 31, 2008	$4	$5	$2	$—	$—	$11

Q1 2009 Separation charges	$304	$24	$9	$9	$11	$357
Q1 2009 Benefit payments and other adjustments	(205)	(22)	(9)	(6)	(7)	(249)
Liability balance at March 31, 2009	$103	$7	$2	$3	$4	$119

Q2 2009 Separation charges	$7	$68	$3	$7	$—	$85
Q2 2009 Benefit payments and other adjustments	(59)	(13)	(4)	(9)	(2)	(87)
Liability balance at June 30, 2009	$51	$62	$1	$1	$2	$117

The remaining balances as of June 30, 2009 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs will be paid by the end of 2009.

The following table summarizes the number of employees that accepted or were subject to the programs:

	Second Quarter 2009	First Quarter 2009	Full Year 2008
Impacted employees at beginning of period	5,796	1,505	—
Impacted employees during the period	1,820	13,040	3,085
Employee separations during the period	(7,096)	(8,749)	(1,580)
Impacted employees remaining at the end of period	520	5,796	1,505

The majority of the employees that accepted or were subject to the programs but that were still employed as of June 30, 2009 will be separated by the end of the third quarter 2009.

In addition to the first and second quarter 2009 separation charges noted above, during the first quarter we recognized $201 million of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  See Note 9 for additional information.

The majority of the separation charges, made up primarily of cash severance payments, and pension and other postretirement benefit costs noted above were not assigned to operating segments.  They are included in the reconciliation of total accountable profit from reportable segments to total profit before taxes.  See Note 13 for additional details surrounding this reconciliation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported a second-quarter 2009 profit of $0.60 per share, down $1.14 per share from the second quarter of 2008.  Excluding redundancy costs, profit was $0.72 per share.  Redundancy costs related to reducing employment were $85 million before tax or $0.12 per share in the quarter.  Sales and revenues of $7.975 billion were down 41 percent from $13.624 billion in the second quarter 2008.

Our profit this quarter, despite the sharp decline in sales, is a tribute to Team Caterpillar’s response to this severe global recession and the continued deployment of our economic trough strategy. There is still a great deal of economic uncertainty in the world, but we are seeing signs of stabilization that we hope will set the foundation for an eventual recovery.  Credit markets have improved significantly.  Fiscal policy and monetary stimulus have been introduced around the world, and we are seeing signs, particularly in China, that they are beginning to work.  In addition, we have seen many key commodity prices increase from their lows in the first quarter, and they are holding in a range that is usually positive for investment.

With our dedicated employees, strong dealer network and supply base, great lineup of products and the increasing impact of integrated service businesses, we are more confident than ever that we will strengthen our industry leadership as we work through this recession.

The second-quarter profit of $371 million was down $735 million from $1.106 billion in the second quarter of 2008.  The decline was largely a result of lower sales volume and $85 million of redundancy costs.  These negative impacts were partially offset by lower Selling, General and Administrative (SG&A) and Research and Development (R&D) expenses, favorable price realization, LIFO inventory decrement benefits and a lower tax rate.

In addition to profit, we are highly focused on delivering positive cash flow in 2009 and are committed to our $3 billion inventory reduction goal for the year.  Utilizing the Caterpillar Production System (CPS) with 6 Sigma, the company reduced inventory in the second quarter by more than $800 million, and through the first half of the year inventory has declined by more than $1.6 billion.

In addition to our ability to generate solid profits in this economic climate, we are pleased with our work to generate positive cash flow and maintain considerable financial strength during this challenging period.

Outlook

We are updating our outlook for 2009 by tightening the sales and revenues range and improving profit expectations.  For sales and revenues, the range has been tightened to $32 billion to $36 billion.  The 2009 profit outlook is a range of $0.40 to $1.50 per share including redundancy costs of about $0.75 per share.  Excluding redundancy costs, profit is forecast to be between $1.15 and $2.25 per share.

We are now halfway through one of the most challenging years in the company’s history.  Our 2009 sales have been hurt by weak end-user demand and significant reductions in dealer inventory.  In fact, dealers have reduced their machine inventories by about $1.5 billion through the first half of the year and could reach close to $3 billion by year-end.  As tough as this year has been, the improved profit outlook is a tangible sign of what happens when the entire team is pulling in the same direction and deploying the trough strategy we put in place over the past four years.  We are very pleased with the way our people have stepped up and responded to this extraordinary period of economic turmoil.

Note:
-	Information on non-GAAP financial measures, including the treatment of redundancy costs in the second quarter and in the outlook, is included on page 67.
-	Glossary of terms is included on pages 55-57; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between second quarter 2008 (at left) and second quarter 2009 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Machinery Volume includes the impact of consolidation of Caterpillar Japan Ltd. (Cat Japan) sales.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for second quarter 2009 were $7.975 billion, down $5.649 billion, or 41 percent, from second quarter 2008.  Machinery sales volume was down $4.183 billion, and Engines sales volume declined $1.394 billion.  Price realization improved $259 million, and currency had a negative impact on sales of $225 million, primarily due to a weaker euro and British pound.  In addition, Financial Products revenues decreased $106 million.

Our integrated service businesses tend to be more stable through the business cycle than new machines and engines.  Although volume declined for these businesses during the second quarter, it was much less than the decline in sales and revenues for the company in total.  Integrated service businesses represented more than 45 percent of total company sales and revenues in the second quarter of 2009.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
Second Quarter 2009
Machinery	$4,338	(49)%	$1,730	(51)%	$1,010	(61)%	$1,061	(25)%	$537	(47)%
Engines 1	2,916	(32)%	1,020	(30)%	1,090	(36)%	551	(26)%	255	(31)%
Financial Products 2	721	(13)%	431	(15)%	124	(21)%	91	11%	75	(9)%
	$7,975	(41)%	$3,181	(42)%	$2,224	(50)%	$1,703	(24)%	$867	(41)%
Second Quarter 2008
Machinery	$8,530		$3,511		$2,593		$1,414		$1,012
Engines 1	4,267		1,458		1,693		745		371
Financial Products 2	827		506		157		82		82
	$13,624		$5,475		$4,443		$2,241		$1,465

1
Does not include internal engines transfers of $319 million and $748 million in second quarter 2009 and 2008, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $93 million and $83 million in second quarter 2009 and 2008, respectively.

Machinery Sales - Sales of $4.338 billion decreased $4.192 billion, or 49 percent, from second quarter 2008.

▪	Excluding the consolidation of Cat Japan, sales volume decreased $4.473 billion.

▪	Price realization increased $100 million.

▪	Currency decreased sales by $109 million.

▪	Geographic mix between regions (included in price realization) was $28 million unfavorable.

▪	The consolidation of Cat Japan added $290 million to sales.

▪
Over the past three quarters, dealers reported declines in deliveries to end users at rates unprecedented in the more than 30 years of available data.  Nearly all countries and all industries were impacted.

▪
Some signs of moderation appeared late in the quarter, especially in the developing economies.  However, the multi-quarter declines in activity mean that year-over-year comparisons show large percentage decreases in all regions.

▪
Dealers responded to steep declines in their business by sharply reducing inventories.  They reported reductions in the quarter of almost $1.2 billion, which also contributed to lower sales volume.  However, inventories in months of supply were higher than a year ago in all regions.

▪
Home prices declined in North America and Europe, and banks generally tightened qualifications for home mortgages.  As a result, housing construction declined. Nonresidential construction also declined in both regions.

▪
Sales volume decreased in the developing regions of Africa/Middle East, the Commonwealth of Independent States (CIS), Asia/Pacific and Latin America, although the percentage declines were usually not as severe as in the developed economies.

North America – Sales decreased $1.781 billion, or 51 percent.

▪	Sales volume decreased $1.821 billion.

▪	Price realization increased $41 million.

▪	Currency decreased sales by $1 million.

▪
Severe recessions in both the United States and Canada caused most industries that use our equipment to reduce purchases drastically.  Dealers also reported lower inventories, which contributed to the volume decline.

▪
U.S. housing starts were 47 percent lower than a year earlier.  Factors depressing construction included high inventories of unsold homes, lower selling prices and continued stringent standards for mortgage qualification.

▪	Orders for nonresidential building construction were down almost 40 percent. Problems were rising vacancy rates, tight lending standards and lower commercial property prices.

▪	Contracts for infrastructure-related construction dropped 15 percent. Highway construction contracts were about even with a year earlier, reflecting improvement late in the quarter.

▪
Sharp declines in construction caused nonmetals mining and quarry production to drop 20 percent.  The industry continued to reduce capacity during the quarter, and the usage of remaining capacity dropped to a record-low rate.

▪	Metals prices were 44 percent lower than second quarter 2008, and metals mining production dropped 14 percent.

▪	Coal production declined 8 percent, and prices were much lower. Electric utilities cut production, and exports were down more than 50 percent.

▪	Crude oil prices fell 52 percent, prompting oil companies in Canada to reduce nonconventional oil extraction development, which includes tar sands, by 31 percent.

EAME – Sales decreased $1.583 billion, or 61 percent.

▪	Sales volume decreased $1.531 billion.

▪	Price realization increased $27 million.

▪	Currency decreased sales by $79 million.

▪
The steep drop in sales volume resulted from the deep recession in Europe, collapses in most CIS economies, and a less favorable environment for energy and mining industries in Africa/Middle East.  Dealers reported much lower deliveries in most countries and across most industries.

▪	Dealers responded to reduced deliveries by cutting inventories well below a year earlier; however, months of supply increased.

▪
The housing industry remained depressed in most European countries.  Permits for new construction in the early months of this year declined 7 percent in Germany, 15 percent in France and 64 percent in Spain.  U.K. housing orders were down 38 percent in the second quarter.  Home prices declined in many European countries, and euro-zone banks continued to tighten lending standards for home purchases.

▪
Nonresidential building construction also contracted.  Negative factors included stringent standards for new loans, reduced bank lending and a sharp drop in capacity utilization.  Infrastructure construction increased slightly.

▪
In Africa/Middle East, dealer efforts to reduce inventories were the most important reason for lower sales volume.  Other contributors were a 10-percent decrease in oil production, a 14-percent drop in South African construction permits and a severe decline in Turkish industrial production from a year earlier.

▪
Sales volume in the CIS dropped more than 80 percent due to sharp reductions in economic activity.  Russian interest rates were higher than a year earlier, and the money supply declined.  As a result, industrial production was down 15 percent, and construction was down 20 percent.  Ukrainian industrial production declined more than 30 percent.

Asia/Pacific – Sales decreased $353 million, or 25 percent.

▪	Excluding the consolidation of Cat Japan, sales volume decreased $676 million.

▪	Price realization increased $41 million.

▪	Currency decreased sales by $8 million.

▪	The consolidation of Cat Japan added $290 million to sales.

▪
Economies throughout the region were weaker than a year earlier, causing dealers to report lower deliveries to end users.  In response, dealers aggressively drew down their inventories, which was the most significant cause of lower sales volume.  Reported dealer inventories increased in months of supply.

▪
In China, growth in industrial production slowed from 16 percent last year to 8 percent this year, and exports dropped 25 percent.  Building starts declined 10 percent.  Although comparisons against a year earlier are negative, economic activity improved during the quarter.

▪	The Australian economy slowed in response to a long period of high interest rates. Approvals for housing construction declined 23 percent, and those for nonresidential construction fell 50 percent.

▪	The Reserve Bank of India maintained tight economic policies through most of last year, causing industrial production growth to slow.

▪	The Japanese economy suffered from a 41-percent decline in exports and a sharp reduction in business investment. Housing orders dropped 53 percent, and commercial building starts fell 41 percent.

Latin America – Sales decreased $475 million, or 47 percent.

▪	Sales volume decreased $473 million.

▪	Price realization increased $19 million.

▪	Currency decreased sales by $21 million.

▪	Dealers reported reductions in inventories, accounting for much of the decline in sales volume. However, inventory in months of supply increased from a low year-earlier level.

▪
Economies in the region weakened due to declining exports and tight economic policies through much of last year.  Industrial production declined 9 percent in Mexico, 13 percent in Brazil and 15 percent in both Chile and Colombia.

▪
Construction sectors deteriorated in most countries, and lower commodity prices and sharp declines in industrial production throughout the world hurt the important mining industry.  Mining output declined 13 percent in Brazil and nearly 2 percent in Chile, depressing our sales of machines used in mining.

Engines Sales - Sales of $2.916 billion decreased $1.351 billion, or 32 percent, from second quarter 2008.

▪	Sales volume decreased $1.394 billion.

▪	Price realization increased $159 million.

▪	Currency decreased sales by $116 million.

▪	Geographic mix between regions (included in price realization) was $10 million unfavorable.

▪	Dealer-reported inventories were up, and months of supply increased, as dealer deliveries decreased.

North America – Sales decreased $438 million, or 30 percent.

▪	Sales volume decreased $526 million.

▪	Price realization increased $89 million.

▪	Currency decreased sales by $1 million.

▪
Sales for petroleum applications decreased 18 percent primarily due to a decrease in turbine sales, partially offset by slightly increased sales into petroleum engine applications for gas compression and drilling.

▪	Sales for industrial applications decreased 54 percent based on substantially lower demand in construction and agricultural applications due to economic uncertainty and tight credit conditions.

▪	Sales for electric power applications were about the same as the second quarter of 2008.

EAME – Sales decreased $603 million, or 36 percent.

▪	Sales volume decreased $547 million.

▪	Price realization increased $42 million.

▪	Currency decreased sales by $98 million.

▪
Sales for electric power applications decreased 47 percent due to weak economic conditions and reduced availability of credit combined with dealers beginning to work down inventory to align with the reduced demand.

▪
Sales for industrial applications decreased 48 percent based on significantly lower demand in construction and agricultural applications due to weak economic conditions and reduced availability of credit.

▪	Sales for petroleum applications decreased 14 percent primarily due to a slowdown in engines and turbines used in offshore drill rigs and production applications.

▪
Sales for marine applications decreased 25 percent due to weak economic conditions, partially offset by increased demand for engines used in general cargo, container and offshore applications due to increased availability.

Asia/Pacific – Sales decreased $194 million, or 26 percent.

▪	Sales volume decreased $206 million.

▪	Price realization increased $27 million.

▪	Currency decreased sales by $15 million.

▪
Sales for petroleum applications decreased 38 percent primarily due to a slowdown in Chinese land-based drill activity.  Deliveries to Asian shipyards for deep offshore drilling rigs remained strong, about the same as the second quarter of 2008.

▪	Sales of electric power engines decreased 26 percent due to cancelled and delayed projects in China and India.

▪	Sales for industrial applications decreased 41 percent due to significantly lower demand in construction and mining support applications.

▪	Sales for marine applications increased 23 percent, with strong demand for workboat and general cargo vessels.

Latin America – Sales decreased $116 million, or 31 percent.

▪	Sales volume decreased $125 million.

▪	Price realization increased $11 million.

▪	Currency decreased sales by $2 million.

▪	Sales for on-highway truck applications decreased 84 percent as a result of the decision to exit the on-highway truck business.

▪	Sales for petroleum applications decreased 22 percent due to a slowdown in land-based drill rig and production applications.

▪	Sales of electric power engines decreased 36 percent due to worsening economic conditions and reduced availability of credit.

Financial Product Revenues - Revenues of $721 million decreased $106 million, or 13 percent, from second quarter 2008.

▪	A decrease of $55 million was due to a $39 million impact of lower interest rates on new and existing finance receivables and a decrease in average earning assets of $16 million.

▪
Other revenues at Cat Financial decreased $33 million.  The decrease was primarily due to a $17 million impact from returned or repossessed equipment and the absence of a $12 million gain related to the sale of receivables in the second quarter of 2008.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between second quarter 2008 (at left) and second quarter 2009 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other/M&E Redundancy includes the operating profit impact of consolidating adjustments, consolidation of Cat Japan and Machinery and Engines other operating expenses which include Machinery and Engines redundancy costs.

The second-quarter operating profit was $347 million compared to an operating profit of $1.525 billion in the second quarter of 2008.  Lower sales volume was the primary reason for the decline. Sales volume includes the impact of a favorable mix of products for both Machinery and Engines.
Manufacturing costs decreased $85 million.  Significant inventory reduction has resulted in $110 million ($0.14 per share) of LIFO inventory decrement benefits.  Excluding decrement benefits, manufacturing costs increased $25 million.

SG&A and R&D expenses declined $291 million as a result of significant cost-cutting measures.

Currency had an $89 million favorable impact on operating profit as the benefit to costs more than offset the negative impact on sales.

Redundancy costs were $85 million, and the consolidation of Cat Japan unfavorably impacted operating profit by approximately $80 million.

Operating Profit by Principal Line of Business
(Millions of dollars)	Second Quarter 2009	Second Quarter 2008	$ Change	% Change
Machinery 1	$(252)	$719	$(971)	(135)%
Engines 1	555	711	(156)	(22)%
Financial Products	127	166	(39)	(23)%
Consolidating Adjustments	(83)	(71)	(12)
Consolidated Operating Profit	$347	$1,525	$(1,178)	(77)%

1	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating loss was $252 million compared to an operating profit of $719 million in the second quarter of 2008.  Sharply lower sales volume, losses at Cat Japan and $74 million of redundancy costs were partially offset by lower SG&A and R&D expenses, improved price realization and LIFO inventory decrement benefits.

▪
Engines operating profit of $555 million was down $156 million, or 22 percent, from the second quarter 2008.  Significantly lower sales volume and $11 million of redundancy costs were partially offset by improved price realization and lower SG&A expenses.  Although total engines operating profit declined from the second quarter 2008, operating profit for turbines was about the same and was a significantly higher proportion of total engines operating profit.

▪
Financial Products operating profit of $127 million was down $39 million, or 23 percent, from the second quarter 2008.  The decrease was primarily attributable to a $28 million impact from decreased net yield on average earning assets, a $17 million unfavorable impact from returned or repossessed equipment, the absence of a $12 million gain related to the sale of receivables in the second quarter of 2008 and a $7 million unfavorable impact from lower average earning assets, partially offset by a $27 million decrease in SG&A expenses.

Other Profit/Loss Items

▪	Interest expense excluding Financial Products increased $39 million as a result of higher debt. We have intentionally held more cash than usual as a result of capital market volatility.

▪	Other income/(expense) was income of $163 million compared with income of $83 million in second quarter 2008. The improvement was primarily related to a favorable currency impact of $93 million.

▪
The provision for income taxes in the second quarter reflects an actual (discrete period) effective tax rate of 10 percent compared to an estimated annual tax rate of 31.3 percent for second quarter 2008 excluding discrete benefits of $47 million in the second quarter 2008.  The decrease is primarily attributable to a more favorable geographic mix of profits and losses from a tax perspective along with a larger percentage benefit from U.S. permanent differences and credits including the research and development tax credit.  We are currently unable to reliably estimate the 2009 annual effective tax rate and are recording taxes on an actual basis.  This approach results in more volatility in the quarterly effective tax rate, particularly with the reduced overall profit levels.

▪
Equity in profit/(loss) of unconsolidated affiliated companies was a loss of $1 million compared with income of $10 million in the second quarter 2008.  The decrease is primarily related to the absence of equity profit after the consolidation of Cat Japan.

▪
Profit (loss) attributable to noncontrolling interests (formerly minority interest) favorably impacted earnings $19 million from second quarter 2008, primarily due to adding back 33 percent of Cat Japan’s losses attributable to Mitsubishi Heavy Industries.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2008

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between June YTD 2008 (at left) and June YTD 2009 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Machinery Volume includes the impact of consolidation of Caterpillar Japan Ltd. (Cat Japan) sales.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the six months ended June 30, 2009 were $17.200 billion, down $8.220 billion, or 32 percent, from the six months ended June 30, 2008.  Machinery sales volume was down $6.342 billion, and Engines volume declined $1.648 billion.  Price realization improved $484 million, and currency had a negative impact on sales of $506 million, primarily due to a weaker euro and British pound.  In addition, Financial Products revenues decreased $208 million.

Our integrated service businesses tend to be more stable through the business cycle than new machines and engines.  Although volume declined for these businesses during the first six months of 2009, it was much less than the decline in sales and revenues for the company in total.  Integrated service businesses represented about 43 percent of total company sales and revenues in the first half of 2009.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
Six months ended June 30, 2009
Machinery	$9,680	(40)%	$3,946	(41)%	$2,268	(54)%	$2,239	(15)%	$1,227	(33)%
Engines 1	6,084	(21)%	2,073	(22)%	2,325	(23)%	1,165	(11)%	521	(26)%
Financial Products 2	1,436	(13)%	876	(14)%	244	(18)%	187	14%	129	(21)%
	$17,200	(32)%	$6,895	(34)%	$4,837	(41)%	$3,591	(12)%	$1,877	(30)%

Six months ended June 30, 2008
Machinery	$16,078		$6,691		$4,937		$2,620		$1,830
Engines 1	7,698		2,666		3,024		1,304		704
Financial Products 2	1,644		1,020		296		164		164
	$25,420		$10,377		$8,257		$4,088		$2,698

1
Does not include internal engines transfers of $755 million and $1.438 billion in the six months ended June 30, 2009 and 2008, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $174 million and $178 million in the six months ended June 30, 2009 and 2008, respectively.

Machinery Sales - Sales of $9.680 billion decreased $6.398 billion, or 40 percent, from the six months ended June 30, 2008.

▪	Excluding the consolidation of Cat Japan, sales volume decreased $6.923 billion.

▪	Price realization increased $191 million.

▪	Currency decreased sales by $247 million.

▪	Geographic mix between regions (included in price realization) was $30 million unfavorable.

▪	The consolidation of Cat Japan added $581 million to sales.

▪	The worldwide recession, while appearing to moderate late in the second quarter, resulted in record declines in sales volume from the second-quarter 2008 peak.

▪
Dealers in all regions responded to much lower customer demand by reducing inventories.  They reported reductions of almost $1.5 billion in the first half, in contrast to inventory builds a year earlier.  That change accounted for roughly one-third of the decline in sales volume.  Inventories declined in dollars but months of supply increased.

▪
The largest volume declines occurred in the developed economies since both North America and Europe experienced their worst postwar recessions.  Housing construction fell due to lower home prices, stringent standards on qualifying for home loans and rising unemployment.

▪
Nonresidential building construction weakened due to low utilization rates, tight credit conditions and poor business profitability.  Governments announced measures to support infrastructure construction early this year but the time needed to implement projects meant few benefits occurred in the first half.

▪
Sales volume decreased in the developing regions of Africa/Middle East, CIS, Asia/Pacific and Latin America; however, percent declines were less severe than in the developed economies.  Dealer reports indicated inventory reductions accounted for the largest part of these declines.  In addition, credit difficulties and the drop in commodity prices late last year caused some disruptions in both mining and infrastructure projects.

North America – Sales decreased $2.745 billion, or 41 percent.

▪	Sales volume decreased $2.848 billion.

▪	Price realization increased $105 million.

▪	Currency decreased sales by $2 million.

▪
Both the U.S. and Canadian economies were in severe recessions.  Industrial production was down 12 percent in the United States and more than 2 percent in Canada.  Most industries that use our machines faced some combination of declining demand, excess inventories or falling output prices.  As a result, users delayed equipment purchases.

▪
The U.S. housing industry faced the worst environment since the Great Depression.  Home prices dropped more than 30 percent from their 2006 peak, delinquency rates on home mortgages hit a record high and banks continued tightening requirements for mortgages.  Housing starts were off 48 percent.

▪
Nonresidential building construction orders dropped 43 percent.  Commercial property prices declined more than 21 percent and office vacancy rates increased.  The industrial capacity utilization rate reached a record low.

▪	U.S. mine production dropped 7 percent and Canadian output fell 14 percent. Metals prices were 46 percent lower and coal prices averaged 38 percent lower.

EAME – Sales decreased $2.669 billion, or 54 percent.

▪	Sales volume declined $2.529 billion.

▪	Price realization increased $33 million.

▪	Currency decreased sales by $173 million.

▪	Europe’s worst postwar recession, the economic crisis in the CIS and the impact of lower commodity prices on Africa/Middle East caused volume to decline. Sales volume declined in all major countries.

▪	Dealers reported much lower inventories than a year earlier; however, months of supply increased.

▪
Economic output declined in both the euro-zone and the United Kingdom.  Lower home prices, rising unemployment and stringent mortgage standards depressed home construction.  Tight credit and low capacity utilization rates led to a more than 10-percent decline in business investment.

▪
Machine sales declined in many Africa/Middle East countries. Credit difficulties disrupted some projects, commodity prices dropped until early this year, and both Turkey and South Africa went into recession.  Those problems appeared to moderate as the second quarter ended.

▪
Most CIS economies were in severe distress throughout the period.  High inflation and downward pressure on currencies prompted central banks to maintain relatively high interest rates.  Fairly steep declines in foreign exchange reserves and lower commodity prices limited government efforts to support economies.  Russian construction dropped about 20 percent.

Asia/Pacific – Sales decreased $381 million, or 15 percent.

▪	Excluding the consolidation of Cat Japan, sales volume decreased $985 million.

▪	Price realization increased $53 million.

▪	Currency decreased sales by $30 million.

▪	The consolidation of Cat Japan sales added $581 million.

▪
Production in most countries was less than a year earlier, which contributed to dealers reporting lower end-user demand.  Dealers indicated large cuts in their inventories, accounting for most of the decrease in sales volume.  Reported inventories increased in months of supply.

▪	Sales volume declined in all the major economies. Factors included collapses in exports, the fallout from interest rate increases taken last year and lower commodity prices.

▪
China maintained high interest rates until late last year in order to reduce inflation.  That policy caused the economy to slow, with growth in industrial production reaching a low of 3.8 percent in January/February.  Building starts also declined and property prices came under pressure.  In general, economic difficulties were more severe in the first quarter.

▪
Australia’s recent high interest rate policy devastated the construction industry this year.  Approvals for housing construction dropped 24 percent and those for nonresidential construction plunged 39 percent.  The mining industry increased production slightly.

▪	Japan was in a severe recession; industrial production was down 32 percent and exports decreased 45 percent. Steep declines in construction and business investment contributed to lower sales.

Latin America – Sales decreased $603 million, or 33 percent.

▪	Sales volume decreased $591 million.

▪	Price realization increased $30 million.

▪	Currency decreased sales by $42 million.

▪	Dealers reported much lower inventories than a year earlier, which was the major reason sales volume declined. Months of supply increased from a low year-earlier figure.

▪	Economies in the region weakened due to declining exports and tight economic policies through much of last year.

▪	Construction declined in most countries, with permits down 27 percent in Colombia, 22 percent in Argentina and 15 percent in Chile.

▪	Mining decreased in both Chile and Brazil. The decline in world steel production caused Brazil to cut iron ore production 35 percent.

▪	The region produces over 10 percent of the world’s oil; production was down almost 3 percent due to lower world demand. Drill rig activity dropped almost 5 percent.

Engines Sales - Sales of $6.084 billion decreased $1.614 billion, or 21 percent, from the six months ended June 30, 2008.

▪	Sales volume decreased $1.648 billion.

▪	Price realization increased $293 million.

▪	Currency decreased sales by $259 million.

▪	Geographic mix between regions (included in price realization) was $16 million unfavorable.

▪	Dealer-reported inventories were up, and months of supply increased as dealer deliveries decreased.

North America – Sales decreased $593 million, or 22 percent.

▪	Sales volume decreased $738 million.

▪	Price realization increased $147 million.

▪	Currency decreased sales by $2 million.

▪	Sales for on-highway truck applications decreased 47 percent as a result of the decision to exit the on-highway truck business.

▪	Sales for industrial applications decreased 43 percent in response to substantially lower demand in construction and agriculture due to economic uncertainty and tight credit conditions.

▪
Sales for petroleum applications were about the same as the six months ended June 30, 2008.  Higher shipments of petroleum engine applications into gas compression and drilling were offset by a decrease in turbine sales.

EAME – Sales decreased $699 million, or 23 percent.

▪	Sales volume decreased $576 million.

▪	Price realization increased $97 million.

▪	Currency decreased sales by $220 million.

▪
Sales for industrial applications decreased 44 percent based on significantly lower demand in construction and agricultural applications due to weak economic conditions and reduced availability of credit.

▪
Sales for electric power applications decreased 22 percent, as the impact of weak economic conditions and reduced availability of credit was partially offset by increased turbine sales as a result of timing of our large power plant projects.

▪
Sales for marine applications decreased 16 percent, as the impact of weak economic conditions was partially offset by increased demand for engines used in general cargo, container and offshore applications due to increased availability.

▪	Sales for petroleum applications decreased 3 percent primarily due to a slowdown in engines used in offshore drill rigs and for production applications.

Asia/Pacific – Sales decreased $139 million, or 11 percent.

▪	Sales volume decreased $150 million.

▪	Price realization increased $43 million.

▪	Currency decreased sales by $32 million.

▪
Sales for petroleum applications decreased 14 percent, as a slowdown in Chinese land-drill activity was partially offset by an increase in turbine sales.  Deliveries to Asian shipyards for offshore drill rigs remained about as strong as the six months ended June 30, 2008.

▪	Sales for industrial applications decreased 39 percent due to significantly lower demand in construction and mining support applications.

▪
Sales of electric power engines were about the same as the six months ended June 30, 2008.   An increase in turbine sales was offset by a decrease in sales for electric power applications due to cancelled and delayed projects in China and India.

▪	Sales for marine applications increased 18 percent, with strong demand for workboat and general-cargo vessels.

Latin America – Sales decreased $183 million, or 26 percent.

▪	Sales volume decreased $200 million.

▪	Price realization increased $22 million.

▪	Currency decreased sales by $5 million.

▪	Sales for on-highway truck applications decreased 76 percent as a result of the decision to exit the on-highway truck business.

▪	Sales for electric power applications decreased 32 percent due to worsening economic conditions and reduced availability of credit.

▪	Sales for petroleum applications decreased 11 percent due to a slowdown in land-based drill rig and production applications.

Financial Product Revenues - Revenues of $1.436 billion decreased $208 million, or 13 percent, from the six months ended June 30, 2008.

▪	Revenues decreased $108 million due to the impact of lower interest rates on new and existing finance receivables.

▪
Other revenues at Cat Financial decreased $70 million.  The decrease was primarily due to a $31 million impact from returned or repossessed equipment, a $24 million unfavorable impact from the write-down on retained interests related to the securitized asset portfolio and the absence of a $12 million gain related to the sale of receivables in the first half of 2008.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 2008 (at left) and the six months ended June 2009 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other/M&E Redundancy includes the operating profit impact of consolidating adjustments, consolidation of Cat Japan and Machinery and Engines other operating expenses which include Machinery and Engines redundancy costs.

Operating profit for the six months ended June 30, 2009 was $172 million compared to an operating profit of $2.818 billion in the six months ended June 30, 2008.  Lower sales volume and $643 million of redundancy costs were the primary reasons for the decline. Sales volume includes the impact of a favorable mix of products for both Machinery and Engines.
Manufacturing costs increased $245 million.  Significant inventory reduction has resulted in $110 million of LIFO inventory decrement benefits.  Excluding decrement benefits, manufacturing costs increased $355 million as a result of higher warranty and material costs and inefficiencies related to the sharp decline in production.

SG&A and R&D expenses declined $456 million as a result of significant cost-cutting measures.

Currency had a $146 million favorable impact on operating profit as the benefit to costs more than offset the negative impact on sales.

Redundancy costs were $643 million, and the consolidation of Cat Japan unfavorably impacted operating profit by approximately $180 million.

Operating Profit by Principal Line of Business
(Millions of dollars)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	$ Change	% Change
Machinery 1	$(761)	$1,345	$(2,106)	(157)%
Engines 1	853	1,265	(412)	(33)%
Financial Products	226	361	(135)	(37)%
Consolidating Adjustments	(146)	(153)	7
Consolidated Operating Profit	$172	$2,818	$(2,646)	(94)%

1	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit by Principal Line of Business

▪
Machinery operating loss was $761 million compared to an operating profit of $1.345 billion in the six months ended June 30, 2008.  Sharply lower sales volume, $429 million of redundancy costs, higher manufacturing costs and losses at Cat Japan were partially offset by lower SG&A and R&D expenses, improved price realization, favorable currency and LIFO inventory decrement benefits.

▪
Engines operating profit of $853 million was down $412 million, or 33 percent, from the six months ended June 30, 2008.  Lower sales volume, redundancy costs of $204 million and higher manufacturing costs were partially offset by improved price realization and lower SG&A expenses.  Although total engines operating profit declined during the first half of 2009, operating profit for turbines increased due to improved price realization and higher sales volume and was a significantly higher proportion of total engines operating profit.

▪
Financial Products operating profit of $226 million was down $135 million, or 37 percent, from the six months ended June 30, 2008.  The decrease was primarily attributable to a $95 million impact from decreased net yield on average earning assets, a $31 million unfavorable impact from returned or repossessed equipment, a $24 million unfavorable impact from the write-down on retained interests related to the securitized asset portfolio, a $14 million increase in other operating expenses primarily due to redundancy costs and the absence of a $12 million gain related to the sale of receivables in the first half of 2008, partially offset by a $37 million decrease in SG&A expenses.

OTHER PROFIT/LOSS ITEMS

▪	Interest expense excluding Financial Products increased $66 million as a result of higher debt. We have intentionally held more cash than usual as a result of capital market volatility.

▪
Other income/(expense) was income of $227 million compared with income of $205 million in the six months ended June 30, 2008.  Favorable currency impact of $127 million was partially offset by the absence of a $60 million dollar gain on the sale of our equity investment in ASV Inc., an $18 million unfavorable impact from Cat Insurance’s investment portfolio and an $18 million decrease in license fee income.

▪
The provision for income taxes in the first six months of 2009 reflects an actual (discrete period) effective tax rate of negative 20.5 percent compared to an estimated annual tax rate of 31.3 percent for the first six months of 2008, excluding discrete benefits of $47 million in the first six months of 2008.   An actual calculation was used to report the tax provision for the first six months of 2009 as the estimated range of profit before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate.  The negative tax rate for 2009 results from a $40 million tax benefit on profit before tax of $189 million and was driven primarily by a favorable geographic mix of profits and losses from a tax perspective and the favorable impact of net U.S. permanent differences and credits including the research and development tax credit.  The geographic mix of profits and losses was impacted by the redundancy costs that were attributable primarily to the U.S. and provided tax benefits at higher tax rates. Excluding redundancy costs, the actual effective tax rate for the first six months of 2009 was 21 percent.

▪
Equity in profit/(loss) of unconsolidated affiliated companies had a $21 million unfavorable impact on earnings compared with the six months ended June 30, 2008.  The decrease is primarily related to the absence of equity profit after the consolidation of Cat Japan.

▪
Profit (loss) attributable to noncontrolling interests (formerly minority interest) favorably impacted earnings $48 million from the six months ended June 30, 2008, primarily due to adding back 33 percent of Cat Japan’s losses attributable to Mitsubishi Heavy Industries.

GLOSSARY OF TERMS

1.
Caterpillar Japan Ltd. (Cat Japan) – A Caterpillar subsidiary formerly known as Shin Caterpillar Mitsubishi Ltd. (SCM).  SCM was a 50/50 joint venture between Caterpillar and Mitsubishi Heavy Industries Ltd. (MHI) until SCM redeemed one half of MHI's shares on August 1, 2008.  Caterpillar now owns 67 percent of the renamed entity.

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
11.
LIFO Inventory Decrement Benefits – A significant portion of Caterpillar's inventory is valued using the last-in, first-out (LIFO) method.  With this method, the cost of inventory is comprised of "layers" at cost levels for years when inventory increases occurred.  A LIFO decrement occurs when inventory decreases, depleting layers added in earlier, generally lower cost, years.  A LIFO decrement benefit represents the impact on profit of charging cost of goods sold with prior year cost levels rather than current period costs.

12.
Machinery – A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders, underground mining equipment, tunnel boring equipment and related parts. Also includes logistics services for other companies and the design, manufacture, remanufacture, maintenance and services of rail-related products.

13.
Machinery and Engines (M&E) – Due to the highly integrated nature of operations, it represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

14.
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

15.	Machinery and Engines Other Operating Expenses – Comprised primarily of gains (losses) on disposal of long-lived assets, long-lived asset impairment charges and employee redundancy costs.
16.
Price Realization – The impact of net price changes excluding currency and new product introductions.  Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

17.
Redundancy Costs – Costs related to employment reduction including employee severance charges, pension and other postretirement benefit plan curtailments and settlements and healthcare and supplemental unemployment benefits.

18.
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

19.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Engines operations.  Funding for these businesses is also provided by commercial paper and long-term debt issuances.  Financial Products operations are funded primarily from their existing retail portfolio and commercial paper and term debt issuances.  Despite recent credit market conditions, we have continued to have access to liquidity in both our Machinery and Engines and Financial Products operations.  Given global recessionary conditions and sharply declining sales volume we are executing our strategic trough plans.  Many of these actions, such as reducing costs, capital expenditures and inventory levels and suspending Caterpillar stock repurchases are lowering our cash needs during 2009.

Our liquidity position continues to improve.  During the second quarter, Cat Financial issued both fixed rate and floating rate notes in euros and a medium-term note in Canadian dollars.  These represent our first euro issuances in more than a year and our first Canadian dollar issuance in more than two years.  Both suggest continued improvement in global credit markets.  Of note, the coupon on the euro fixed rate note was 5.125 percent, which was lower than the issuance a year earlier.  Despite improvements in global credit markets we continue to hold approximately $3 billion in excess cash reserves as a buffer.  We plan to gradually reduce some of this excess over the remainder of the year.

Consolidated operating cash flow for the first half of 2009 was $2.80 billion, compared with $1.91 billion for the same period a year ago.   The global recession has resulted in significant changes in the components of operating cash flow from first six months of 2008 to the first six months of 2009.  The first half of 2009 benefited from significant declines in both receivables and inventory.  The receivables decline was a result of lower sales in 2009 and the decrease in inventory was a result of aggressive trough actions by management and declining sales volume.  Offsetting these items was a significant decrease in accounts payable reflecting significantly lower rate of material purchases, capital expenditures and costs in the first six months of 2009 compared with the fourth quarter of 2008.  In the first half of 2008, profit of consolidated and affiliated companies of $2.05 billion had a positive impact on operating cash flow while the change in working capital was unfavorable as higher receivables and inventory more than offset an increase in accounts payable and accrued expenses.  See further discussion of operating cash flow under Machinery and Engines and Financial Products.

Total debt as of June 30, 2009 was $33.30 billion, a decrease of $2.24 billion from year-end 2008 due to lower short-term borrowings.  We do not anticipate additional long-term debt issuance for Caterpillar Inc. or Cat Financial for the remainder of 2009.  Recent issuances have effectively more than funded our total expected 2009 needs.

We have three global credit facilities with a syndicate of banks totaling $6.85 billion (Credit Facility 1) available in the aggregate to both Machinery and Engines and Financial Products to support their commercial paper programs in the event the programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised at any time, the portion of the facility available to Cat Financial as of June 30, 2009 was $5.85 billion.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	A 364-day facility of $2.25 billion expires in September 2009.

We also have a 364-day revolving credit facility (Credit Facility 2) with a syndicate of banks totaling $1.38 billion, which expires in March 2010 and is jointly available to both Caterpillar and Cat Financial.

At June 30, 2009, Caterpillar’s consolidated net worth of $7.38 billion was not less than 75 percent of the consolidated net worth as of the end of its immediately preceding fiscal year.  This is the minimum level required under Credit Facility 1 and Credit Facility 2 (the Credit Facilities).

At June 30, 2009, Cat Financial’s quarterly interest coverage ratio was 1.44 to 1.  This is above the 1.15 to 1 minimum ratio of (1) earnings before interest expense and income taxes to (2) interest expense for each fiscal quarter required by the Credit Facilities.

In addition, at June 30, 2009, Cat Financial's leverage ratio was 7.22 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) monthly as the average leverage ratios over the preceding six calendar months and (2) at each December 31 required by the Credit Facilities.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facilities in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the non-compliant party or the commitments with respect to Credit Facility 1 could be, depending on the circumstances, reallocated among Caterpillar and/or Cat Financial.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where such financial covenants are applicable, may, at their election, choose to pursue remedies under such loan agreements, including accelerating outstanding borrowings.  At June 30, 2009, there were no borrowings under the Credit Facilities.

Our total credit commitments as of June 30, 2009 were:

(Millions of dollars)	Consolidated	Machinery and Engines		Financial Products
Credit lines available:
Global credit facilities	$8,228	$2,375	1	$5,853
Other external	4,294	1,122		3,172
Total credit lines available	12,522	3,497		9,025
Less: Global credit facilities supporting commercial paper	(2,926)	(100)		(2,826)
Less: Utilized credit	(2,327)	(501)		(1,826)
Available credit	$7,269	$2,896		$4,373

1	Includes $1.375 billion from Credit Facility 2.

Other consolidated credit lines with banks as of June 30, 2009 total $4.29 billion. These credit lines, which are eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial generally guarantees subsidiary borrowings under these lines.

Uncertain economic conditions, our 2009 outlook and the condition of credit markets increase the risk that one or more of the credit rating agencies may decrease their credit rating for Caterpillar, Cat Financial or their debt securities.  In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

In the event global economic conditions deteriorate more than anticipated or access to debt markets become unavailable, our Machinery and Engines operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facilities.  Our Financial Products operations would rely on cash flow from its existing retail portfolio of approximately $1 billion per month, utilization of existing cash balances, access to our Credit Facilities and other credit line facilities held by Cat Financial and potential borrowings from Caterpillar.

During the second quarter of 2009, we made a voluntary contribution of 18.2 million shares ($650 million) of Caterpillar common stock, held as treasury stock, to our U.S. pension plans.

Machinery and Engines
Net cash provided by operating activities was $583 million for the first half of 2009 compared to cash provided by operating activities of $1.48 billion in the first half of 2008.  The change was primarily due to a $221 million profit of consolidated and affiliated companies in the current year compared with profit of consolidated and affiliated companies of $2.04 billion a year ago.  Although there was a significant decline in receivables and inventory in 2009, this was more than offset by a decrease in accounts payable and accrued expenses and other working capital items, unfavorably impacting operating cash flow.  In 2008, the benefit from profit of consolidated and affiliated companies was offset by an increase in working capital, primarily inventory.  Net cash used by investing activities in 2009 was $35 million compared to $560 million used for investing activities in 2008.  The change was primarily due to a $362 million reduction in capital expenditures and higher proceeds from intercompany loans in 2009.  Net cash used for financing activities in 2009 was $378 million compared with cash used for financing activities of $1.33 billion in the same period a year ago.  During 2009, proceeds from loans with Cat Financial of $1.02 billion were offset by payments on short-term borrowings.  During the first half of 2008, there were $1.4 billion of purchases of Caterpillar stock. Given the current economic conditions, we have suspended our stock repurchase program.

Our priorities for the use of cash are a strong financial position that helps protect our credit rating, capital to support growth, appropriately funded employee benefit plans, paying dividends and common stock repurchases with excess cash.

Strong financial position - A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders’ equity.  Debt also includes borrowings from Financial Products.  The debt-to-capital ratio for Machinery and Engines was 53.1 percent at June 30, 2009 compared to 31.5 percent at June 30, 2008, above our target range of 35 to 45 percent.  In addition to the debt-to-capital ratios, certain rating agencies have increased their focus on the extent to which Caterpillar and Cat Financial have cash and cash equivalents and unused credit lines available to meet short-term debt requirements.  Caterpillar and Cat Financial have been taking this focus into account when planning for 2009 liquidity needs.  This focus has resulted in higher cash balances and corresponding increases in the net cost of funds for Caterpillar and Cat Financial.

Capital to support growth - Capital expenditures during the first six months of 2009 were $442 million, a decrease of $362 million compared to the first six months of 2008.  We are focusing on completing in-flight projects and starting only the highest priority new projects such as Tier 4 emissions, expanding our manufacturing presence in China and other strategically important investments.  We expect capital expenditures to be about $1.5 billion in 2009, a decline of about 38 percent from 2008.  Of the total $1.5 billion in capital expenditures estimated for 2009, about 15% is anticipated for Tier 4 compliance initiatives.

Appropriately funded employee benefit plans - To proactively address funding obligations, we expect to contribute approximately $1 billion to pension plans in 2009.  During the first half of 2009, $953 million was contributed.  To provide the company with greater financial flexibility, we funded a portion of the contribution with company stock.  In May 2009, 18.2 million shares of company stock were contributed to U.S. pension plans.  This equated to a contribution of approximately $650 million.  In addition, beginning in June 2009, the company began funding the 401(k) match with company stock.  This equates to the equivalent of approximately $10 million per month.

Paying dividends - Dividends paid totaled $505 million in the first two quarters of 2009, representing 42 cents per share.  Each quarter, our Board of Directors reviews the company’s dividend and determines whether to increase, maintain or decrease the dividend for the applicable quarter.  The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.  Decreasing or suspending the quarterly dividend are potential actions which could be triggered to improve liquidity and will be reviewed and analyzed as the company focuses on trough management to weather the global economic recession.

Common stock repurchases - Pursuant to the February 2007 Board-authorized stock repurchase program, which expires on December 31, 2011, $3.8 billion of the $7.5 billion authorized has been spent through June 30, 2009.  As a result of current economic conditions, we have suspended our stock repurchase program.  Basic shares outstanding as of June 30, 2009 were 621 million.

Financial Products
Operating cash flow was $518 million through the first half of 2009, compared with $628 million for the same period a year ago.  Net cash provided by investing activities was $1.98 billion for the first half of 2009, compared to a $2.69 billion use of cash for the same period in 2008. This change is primarily the result of lower levels of new retail financing at Cat Financial, partially offset by lower collections. Net cash used for financing activities was $1.40 billion through the first half of 2009, compared to a source of cash of $2.10 billion for the same period of 2008, primarily due to lower funding requirements.

Overall portfolio quality was not significantly different than at the end of the first quarter.  At the end of the second quarter 2009, past dues were 5.53 percent compared with 5.44 percent at the end of the first quarter.  At the end of the second quarter 2008 past dues were 3.35 percent. We expect there will be continued pressure on past dues during the remainder of 2009.

Bad debt write-offs, net of recoveries, were $55 million for the second quarter of 2009, up from $47 million in the first quarter of 2009 and up more significantly from $19 million for the second quarter of 2008.  The $36 million year-over-year increase was driven by adverse economic conditions primarily in North America and, to a lesser extent, in Europe.

Year-to-date annualized losses are 0.82 percent of year-to-date average retail portfolio compared to 0.74 percent for the first quarter.  The rate of write-offs, at 0.82 percent, is higher in comparison to the most recent period of economic weakness in 2001 and 2002, which were 0.65 percent and 0.69 percent, respectively.

At the end of the second quarter 2009, Cat Financial's allowance for credit losses totaled $378 million, a decrease of $13 million compared to the $391 million allowance for credit losses in the second quarter of 2008.  The decrease in allowance for credit losses resulted from a $47 million decrease due to a reduction in the overall net finance receivable portfolio, partially offset by a $34 million increase in the allowance rate.

Cat Financial has continued to maintain access to ample funding to cover debt maturities through a broad and diverse funding program.  During the second quarter of 2009, Cat Financial issued EUR 650 million in European medium-term notes and C$500 million in a Canadian medium-term note.  These issuances, coupled with year-to-date and projected cash receipts, have covered more than 2009 total debt maturities.  Cat Financial will remain selective and opportunistic in issuing debt.

Cat Financial has maintained good access to commercial paper (CP) markets throughout the second quarter of 2009.  While Cat Financial operated with lower average CP balances in the second quarter of 2009 due to historically high cash balances, market access remained good in the U.S., Canada and Europe with attractive pricing levels.  Commercial paper in Japan experienced improvements in access and rate levels during the second quarter while broader CP market conditions in Australia remained less favorable.  As the global liquidity situation evolves, we will continue to monitor and adapt our funding approach accordingly.  We continue to maintain higher levels of cash, which has increased our net cost of funds.

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

Post-sale discount reserve — We provide discounts to dealers and OEMs through merchandising programs that are administered by our marketing groups.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  OEM programs provide discounts designed to encourage the use of our engines. The cost of discounts is estimated based on historical experience and planned changes in merchandising programs and is reported as a reduction to sales when the product sale is recognized.  The amount of accrued post-sale discounts was $748 million and $828 million as of June 30, 2009 and December 31, 2008, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

Income tax reserve — We are subject to the income tax laws of the many jurisdictions in which we operate.  These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation.  In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws.

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date.  To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits.  The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement.  Adjustments related to positions impacting the effective tax rate affect the provision for income taxes.  Adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns.  Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized.  In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies.  Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes.

A provision for U.S. income taxes has not been recorded on undistributed profits of our non-U.S. subsidiaries that we have determined to be indefinitely reinvested outside the U.S.  If management intentions or U.S. tax law changes in the future, a provision for income taxes may need to be provided in the period the change occurs.

EMPLOYMENT

Worldwide employment was 95,761 at the end of second quarter 2009.  Excluding the impact of consolidating Cat Japan, employment declined by approximately 15,000 from second quarter 2008.  Cat Japan added about 5,500.

Since late 2008, we have taken a variety of steps to bring our workforce in line with demand. This includes full-time Caterpillar employees who have been laid off or separated and those who have taken advantage of incentive-based voluntary plans offered by the company.  Since the end of 2008 full-time employment has declined by about 17,100.  In addition, we have long utilized a flexible workforce made up of part-time/temporary, contract and agency workers to better respond to shifts in demand.  These workers are not included in our full-time employment.  Since late 2008, we have reduced this flexible workforce by more than 17,000.  Depending on business conditions, more layoffs and reductions may be required.  In addition, we expect to maintain volume flexibility with cost-effective rolling layoffs.

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

Retirement Benefits

We recognized pension expense of $112 million and $369 million for the three and six months ended June 30, 2009, as compared to $47 million and $94 million for the three and six months ended June 30, 2008.  The increase in expense was the result of increased amortization of net actuarial losses due to significant asset losses in 2008 and lower expected return on plan assets in 2009.  In addition, pension expense for the six months ended June 30, 2009 included $139 million of curtailment, settlement and special termination benefit costs due to first quarter voluntary and involuntary separation programs (discussed below).  SFAS 87, "Employers' Accounting for Pensions," as amended by SFAS 158, requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  SFAS 87 also requires companies to use an expected long-term rate of asset return for computing current year pension expense.  Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of June 30, 2009, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $7.65 billion.  The majority of the actuarial losses are due to significant asset losses during 2008 in addition to losses from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $52 million and $180 million for the three and six months ended June 30, 2009, as compared to $71 million and $143 million for the three and six months ended June 30, 2008.  The decrease in expense for the three months ended June 30, 2009 was the result of an amendment to our U.S. support and management other postretirement benefit plan (discussed below).  The increase in expense for the six months ended June 30, 2009 was due to first quarter curtailment losses of $62 million recognized as a result of employee separation programs (discussed below).  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $842 million at June 30, 2009. These losses mainly reflect significant asset losses during 2008, an increase in expected health care inflation and several years of declining discount rates.

In September 2006, the FASB issued SFAS 158, which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company’s fiscal year-end.  We adopted the balance sheet recognition provisions at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the “one measurement” approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied is allocated proportionately between amounts to be recognized as an adjustment of Profit employed in the business and net periodic benefit cost for the fiscal year.  Previously, we used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for our non-U.S. plans.  The adoption of SFAS 158 year-end measurement date provisions increased January 1, 2008 assets by $8 million, increased liabilities by $24 million and reduced stockholders’ equity by $16 million.  The adoption of this Statement did not impact our results of operations.

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

We expect our total pension and other postretirement benefits expense to increase approximately $180 million in 2009 as compared to 2008, excluding the impacts from the 2009 curtailment, settlement and special termination benefits discussed above.  This increase in expense is primarily due to increased amortization of net actuarial losses due to significant asset losses in 2008 and lower expected return on plan assets in 2009, partially offset by a $60 million reduction in U.S. other postretirement benefits cost as a result of the plan amendment.

We made $953 million of contributions to our U.S. and non-U.S. pension plans during the six months ended June 30, 2009, including a voluntary contribution to our U.S. plans of 18.2 million shares ($650 million) in Caterpillar stock, held as treasury stock.  We currently anticipate additional cash contributions of approximately $50 million during the remainder of the year.  We have adequate liquidity resources to fund both U.S. and non-U.S. plans.

Employee separation charges

During the fourth quarter 2008, we recognized employee separation charges of $30 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs, impacting 3,085 production and support and management employees worldwide, were in response to a sharp decline in sales volume due to the global recession.

During the first quarter 2009, continued cost reduction efforts in various locations around the world resulted in additional separation charges of $357 million, recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations, related to the following separation programs:

U.S. Voluntary Separation Program - During December 2008, we announced a voluntary separation program for certain support and management employees based in the United States.  Eligible employees had until January 12, 2009 to sign up for the program, and generally until January 31, 2009 to make a final decision.  Participating employees received severance pay based on current salary level and years of service.  During first quarter 2009, 2,213 employees accepted the program, the majority of which separated from Caterpillar by March 31, 2009.

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

During the second quarter 2009, on-going cost reduction efforts worldwide resulted in additional separation charges of $85 million, recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  These efforts, impacting production and support and management positions, related to new and previously initiated U.S. and non-U.S. voluntary and involuntary separation programs.  During the second quarter 2009, 1,820 employees accepted or were subject to these programs.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the separation charges in the fourth quarter 2008 and first and second quarter 2009 by geographic region:

	Machinery and Engines				Financial Products
(Millions of dollars)	North America	EAME	Latin America	Asia/ Pacific		Total
Q4 2008 Separation charges	$4	$17	$9	$—	$—	$30
Q4 2008 Benefit payments and other adjustments	—	(12)	(7)	—	—	(19)
Liability balance at December 31, 2008	$4	$5	$2	$—	$—	$11

Q1 2009 Separation charges	$304	$24	$9	$9	$11	$357
Q1 2009 Benefit payments and other adjustments	(205)	(22)	(9)	(6)	(7)	(249)
Liability balance at March 31, 2009	$103	$7	$2	$3	$4	$119

Q2 2009 Separation charges	$7	$68	$3	$7	$—	$85
Q2 2009 Benefit payments and other adjustments	(59)	(13)	(4)	(9)	(2)	(87)
Liability balance at June 30, 2009	$51	$62	$1	$1	$2	$117

The remaining balances as of June 30, 2009 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs will be paid by the end of 2009.

The following table summarizes the number of employees that accepted or were subject to the programs:

	Second Quarter 2009	First Quarter 2009	Full Year 2008
Impacted employees at beginning of period	5,796	1,505	—
Impacted employees during the period	1,820	13,040	3,085
Employee separations during the period	(7,096)	(8,749)	(1,580)
Impacted employees remaining at the end of period	520	5,796	1,505

The majority of the employees that accepted or were subject to the programs but that were still employed as of June 30, 2009 will be separated by the end of the third quarter 2009.

In addition to the first and second quarter 2009 separation charges noted above, during the first quarter we recognized $201 million of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

Order Backlog

The dollar amount of backlog was approximately $8.5 billion at June 30, 2009 and $14.7 billion at December 31, 2008.  Of the total backlog, approximately $2.0 billion at June 30, 2009 and $2.2 billion at December 31, 2008 was not expected to be filled in one year. The decrease during the first half of 2009 reflects the impact of weak global economic conditions.

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

Profit Per Share Excluding Redundancy Costs

During the second quarter of 2009, we incurred redundancy costs of $85 million and $643 million before tax for the three and six months ended June 30, 2009, respectively, related to employment reductions in response to the global recession.  We believe it is important to separately quantify the profit per share impact of redundancy costs in order for our 2009 actual results and 2009 outlook to be meaningful to our readers.  Reconciliation of profit per share excluding redundancy costs to the most directly comparable GAAP measure, profit per share is as follows:

	Second Quarter 2009	First Half 2009	2009 Outlook 1
Profit per share	$0.60	$0.42	$0.40 – $1.50
Per share redundancy costs	$0.12	$0.70	$0.75
Profit per share excluding redundancy costs	$0.72	$1.12	$1.15 – 2.25

1	2009 Sales and Revenues range of $32 - 36 billion

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Engines – The Machinery and Engines data contained in the schedules on pages 68 to 75 are "non-GAAP financial measures" as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.  Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 68 to 75 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines 1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$7,254	$7,254	$—	$—
Revenues of Financial Products	721	—	814	(93)	2
Total sales and revenues	7,975	7,254	814	(93)

Operating costs:
Cost of goods sold	5,752	5,752	—	—
Selling, general and administrative expenses	914	789	129	(4)	3
Research and development expenses	351	351	—	—
Interest expense of Financial Products	272	—	272	—	4
Other operating (income) expenses	339	59	286	(6)	3
Total operating costs	7,628	6,951	687	(10)

Operating profit	347	303	127	(83)

Interest expense excluding Financial Products	109	139	—	(30)	4
Other income (expense)	163	97	13	53	5

Consolidated profit before taxes	401	261	140	—

Provision (benefit) for income taxes	40	6	34	—
Profit of consolidated companies	361	255	106	—

Equity in profit (loss) of unconsolidated affiliated companies	(1)	(1)	—	—
Equity in profit of Financial Products' subsidiaries	—	102	—	(102)	6

Profit of consolidated and affiliated companies	360	356	106	(102)

Less: Profit (loss) attributable to noncontrolling interests	(11)	(15)	4	—

Profit 7	$371	$371	$102	$(102)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products’ revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products’ profit due to equity method of accounting.
7	Profit attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended June 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines 1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$12,797	$12,797	$—	$—
Revenues of Financial Products	827	—	910	(83)	2
Total sales and revenues	13,624	12,797	910	(83)

Operating costs:
Cost of goods sold	10,036	10,036	—	—
Selling, general and administrative expenses	1,074	925	154	(5)	3
Research and development expenses	415	415	—	—
Interest expense of Financial Products	279	—	279	—	4
Other operating (income) expenses	295	(9)	311	(7)	3
Total operating costs	12,099	11,367	744	(12)

Operating profit	1,525	1,430	166	(71)

Interest expense excluding Financial Products	70	70	—	—	4
Other income (expense)	83	(13)	25	71	5

Consolidated profit before taxes	1,538	1,347	191	—

Provision (benefit) for income taxes	434	386	48	—
Profit of consolidated companies	1,104	961	143	—

Equity in profit (loss) of unconsolidated affiliated companies	10	10	—	—
Equity in profit of Financial Products' subsidiaries	—	140	—	(140)	6

Profit of consolidated and affiliated companies	1,114	1,111	143	(140)

Less: Profit (loss) attributable to noncontrolling interests	8	5	3	—

Profit 7	$1,106	$1,106	$140	$(140)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products’ revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products’ profit due to equity method of accounting.
7	Profit attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines 1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$15,764	$15,764	$—	$—
Revenues of Financial Products	1,436	—	1,610	(174)	2
Total sales and revenues	17,200	15,764	1,610	(174)

Operating costs:
Cost of goods sold	12,779	12,779	—	—
Selling, general and administrative expenses	1,796	1,549	254	(7)	3
Research and development expenses	739	739	—	—
Interest expense of Financial Products	551	—	554	(3)	4
Other operating (income) expenses	1,163	605	576	(18)	3
Total operating costs	17,028	15,672	1,384	(28)

Operating profit	172	92	226	(146)

Interest expense excluding Financial Products	210	253	—	(43)	4
Other income (expense)	227	131	(7)	103	5

Consolidated profit before taxes	189	(30)	219	—

Provision (benefit) for income taxes	(40)	(93)	53	—
Profit of consolidated companies	229	63	166	—

Equity in profit (loss) of unconsolidated affiliated companies	—	—	—	—
Equity in profit of Financial Products' subsidiaries	—	158	—	(158)	6

Profit of consolidated and affiliated companies	229	221	166	(158)

Less: Profit (loss) attributable to noncontrolling interests	(30)	(38)	8	—

Profit 7	$259	$259	$158	$(158)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products’ revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products’ profit due to equity method of accounting.
7	Profit attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Results of Operations For The Six Months Ended June 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines 1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$23,776	$23,776	$—	$—
Revenues of Financial Products	1,644	—	1,822	(178)	2
Total sales and revenues	25,420	23,776	1,822	(178)

Operating costs:
Cost of goods sold	18,645	18,645	—	—
Selling, general and administrative expenses	2,033	1,757	288	(12)	3
Research and development expenses	784	784	—	—
Interest expense of Financial Products	563	—	565	(2)	4
Other operating (income) expenses	577	(20)	608	(11)	3
Total operating costs	22,602	21,166	1,461	(25)

Operating profit	2,818	2,610	361	(153)

Interest expense excluding Financial Products	144	144	—	—	4
Other income (expense)	205	8	44	153	5

Consolidated profit before taxes	2,879	2,474	405	—

Provision (benefit) for income taxes	854	736	118	—
Profit of consolidated companies	2,025	1,738	287	—

Equity in profit (loss) of unconsolidated affiliated companies	21	21	—	—
Equity in profit of Financial Products' subsidiaries	—	279	—	(279)	6

Profit of consolidated and affiliated companies	2,046	2,038	287	(279)

Less: Profit (loss) attributable to noncontrolling interests	18	10	8	—

Profit 7	$2,028	$2,028	$279	$(279)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products’ revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products’ profit due to equity method of accounting.
7	Profit attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Financial Position At June 30, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines 1	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$3,991	$1,675	$2,316	$—
Receivables – trade and other	6,534	4,110	1,412	1,012	2,3
Receivables – finance	8,110	—	10,242	(2,132)	3
Deferred and refundable income taxes	1,147	1,057	90	—
Prepaid expenses and other current assets	441	430	29	(18)	4
Inventories	7,160	7,160	—	—
Total current assets	27,383	14,432	14,089	(1,138)

Property, plant and equipment – net	12,226	9,144	3,082	—
Long-term receivables – trade and other	817	385	169	263	2,3
Long-term receivables – finance	13,488	—	13,781	(293)	3
Investments in unconsolidated affiliated companies	92	92	—	—
Investments in Financial Products subsidiaries	—	4,175	—	(4,175)	5
Noncurrent deferred and refundable income taxes	3,270	3,611	92	(433)	6
Intangible assets	485	484	1	—
Goodwill	2,264	2,264	—	—
Other assets	2,067	304	1,763	—
Total assets	$62,092	$34,891	$32,977	$(5,776)

Liabilities
Current liabilities:
Short-term borrowings	$5,172	$1,705	$4,482	$(1,015)	7
Accounts payable	2,682	2,541	247	(106)	8
Accrued expenses	3,611	2,176	1,452	(17)	9
Accrued wages, salaries and employee benefits	795	787	8	—
Customer advances	1,546	1,546	—	—
Dividends payable	261	261	—	—
Other current liabilities	857	777	95	(15)	6
Long-term debt due within one year	4,566	472	4,094	—
Total current liabilities	19,490	10,265	10,378	(1,153)
Long-term debt due after one year	23,558	5,707	17,881	(30)	7
Liability for postemployment benefits	8,920	8,920	—	—
Other liabilities	2,268	2,143	543	(418)	6
Total liabilities	54,236	27,035	28,802	(1,601)
Commitments and contingencies
Redeemable noncontrolling interest	481	481	—	—
Stockholders' equity
Common stock	3,347	3,347	880	(880)	5
Treasury stock	(10,745)	(10,745)	—	—
Profit employed in the business	19,579	19,579	3,133	(3,133)	5
Accumulated other comprehensive income (loss)	(4,906)	(4,906)	94	(94)	5
Noncontrolling interests	100	100	68	(68)	5
Total stockholders' equity	7,375	7,375	4,175	(4,175)
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$62,092	$34,891	$32,977	$(5,776)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of receivables between Machinery and Engines and Financial Products.
3	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
4	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
5	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
6	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
7	Elimination of debt between Machinery and Engines and Financial Products.
8	Elimination of payables between Machinery and Engines and Financial Products.
9	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines 1	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$2,736	$1,517	$1,219	$—
Receivables – trade and other	9,397	6,032	545	2,820	2,3
Receivables – finance	8,731	—	12,137	(3,406)	3
Deferred and refundable income taxes	1,223	1,014	209	—
Prepaid expenses and other current assets	765	510	280	(25)	4
Inventories	8,781	8,781	—	—
Total current assets	31,633	17,854	14,390	(611)
Property, plant and equipment – net	12,524	9,380	3,144	—
Long-term receivables – trade and other	1,479	357	549	573	2,3
Long-term receivables – finance	14,264	—	14,867	(603)	3
Investments in unconsolidated affiliated companies	94	94	—	—
Investments in Financial Products subsidiaries	—	3,788	—	(3,788)	5
Noncurrent deferred and refundable income taxes	3,311	3,725	35	(449)	6
Intangible assets	511	510	1	—
Goodwill	2,261	2,261	—	—
Other assets	1,705	310	1,395	—
Total assets	$67,782	$38,279	$34,381	$(4,878)
Liabilities
Current liabilities:
Short-term borrowings	$7,209	$1,632	$6,012	$(435)	7
Accounts payable	4,827	4,654	323	(150)	8
Accrued expenses	4,121	2,621	1,526	(26)	9
Accrued wages, salaries and employee benefits	1,242	1,228	14	—
Customer advances	1,898	1,898	—	—
Dividends payable	253	253	—	—
Other current liabilities	1,027	1,002	29	(4)	6
Long-term debt due within one year	5,492	456	5,036	—
Total current liabilities	26,069	13,744	12,940	(615)
Long-term debt due after one year	22,834	5,766	17,098	(30)	7
Liability for postemployment benefits	9,975	9,975	—	—
Other liabilities	2,190	2,080	555	(445)	6
Total liabilities	61,068	31,565	30,593	(1,090)
Commitments and contingencies
Redeemable noncontrolling interest	524	524	—	—
Stockholders' equity
Common stock	3,057	3,057	860	(860)	5
Treasury stock	(11,217)	(11,217)	—	—
Profit employed in the business	19,826	19,826	2,975	(2,975)	5
Accumulated other comprehensive income (loss)	(5,579)	(5,579)	(108)	108	5
Noncontrolling interests	103	103	61	(61)	5
Total stockholders' equity	6,190	6,190	3,788	(3,788)
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$67,782	$38,279	$34,381	$(4,878)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of receivables between Machinery and Engines and Financial Products.
3	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
4	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
5	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
6	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
7	Elimination of debt between Machinery and Engines and Financial Products.
8	Elimination of payables between Machinery and Engines and Financial Products.
9	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For The Six Months Ended June 30, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines 1	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$229	$221	$166	$(158)	2
Adjustments for non-cash items:
Depreciation and amortization	1,072	710	362	—
Undistributed profit of Financial Products	—	(158)	—	158	3
Other	59	258	(270)	71	4
Changes in assets and liabilities:
Receivables - trade and other	3,133	1,446	102	1,585	4,5
Inventories	1,631	1,631	—	—
Accounts payable and accrued expenses	(2,717)	(2,663)	(107)	53	4
Customer advances	(338)	(338)	—	—
Other assets – net	168	(50)	241	(23)	4
Other liabilities – net	(434)	(474)	24	16	4
Net cash provided by (used for) operating activities	2,803	583	518	1,702
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(443)	(442)	(1)	—
Expenditures for equipment leased to others	(441)	—	(442)	1	4
Proceeds from disposals of property, plant and equipment	454	41	413	—
Additions to finance receivables	(3,800)	—	(10,939)	7,139	5
Collections of finance receivables	5,119	—	13,170	(8,051)	5
Proceeds from sales of finance receivables	93	—	884	(791)	5
Net intercompany borrowings	—	430	(1,016)	586	6
Investments and acquisitions (net of cash acquired)	—	—	—	—
Proceeds from sale of available-for-sale securities	170	3	167	—
Investments in available-for-sale securities	(251)	(4)	(247)	—
Other – net	(53)	(63)	(10)	20	7
Net cash provided by (used for) investing activities	848	(35)	1,979	(1,096)
Cash flow from financing activities:
Dividends paid	(505)	(505)	—	—
Common stock issued, including treasury shares reissued	31	31	20	(20)	7
Payment for stock repurchase derivative contracts	—	—	—	—
Treasury shares purchased	—	—	—	—
Excess tax benefit from stock-based compensation	2	2	—	—
Acquisition of noncontrolling interests	(6)	(6)	—	—
Net intercompany borrowings	—	1,016	(430)	(586)	6
Proceeds from debt issued (original maturities greater than three months)	9,029	872	8,157	—
Payments on debt (original maturities greater than three months)	(7,570)	(915)	(6,655)	—
Short-term borrowings – net (original maturities three months or less)	(3,365)	(873)	(2,492)	—
Net cash provided by (used for) financing activities	(2,384)	(378)	(1,400)	(606)
Effect of exchange rate changes on cash	(12)	(12)	—	—
Increase (decrease) in cash and short-term investments	1,255	158	1,097	—
Cash and short-term investments at beginning of period	2,736	1,517	1,219	—
Cash and short-term investments at end of period	$3,991	$1,675	$2,316	$—

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products' profit after tax due to equity method of accounting.
3	Non-cash adjustment for the undistributed earnings from Financial Products.
4	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6	Net proceeds and payments to/from Machinery and Engines and Financial Products.
7	Change in investment and common stock related to Financial Products.

Caterpillar Inc. Supplemental Data for Cash Flow For The Six Months Ended June 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines 1	Products	Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$2,046	$2,038	$287	$(279)	2
Adjustments for non-cash items:
Depreciation and amortization	952	573	379	—
Undistributed profit of Financial Products	—	(279)	—	279	3
Other	184	182	(154)	156	4
Changes in assets and liabilities:
Receivables - trade and other	(1,137)	(657)	(20)	(460)	4,5
Inventories	(1,009)	(1,009)	—	—
Accounts payable and accrued expenses	1,023	748	159	116	4
Customer advances	210	210	—	—
Other assets - net	(93)	(48)	(19)	(26)	4
Other liabilities - net	(271)	(278)	(4)	11	4
Net cash provided by (used for) operating activities	1,905	1,480	628	(203)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(814)	(804)	(10)	—
Expenditures for equipment leased to others	(699)	—	(710)	11	4
Proceeds from disposals of property, plant and equipment	449	18	431	—
Additions to finance receivables	(7,099)	—	(19,164)	12,065	5
Collections of finance receivables	4,748	—	15,846	(11,098)	5
Proceeds from sales of finance receivables	696	—	1,471	(775)	5
Net intercompany borrowings	—	220	(433)	213	6
Investments and acquisitions (net of cash acquired)	(111)	(111)	—	—
Proceeds from sales of available-for-sale securities	173	12	161	—
Investments in available-for-sale securities	(230)	(11)	(219)	—
Other – net	56	116	(60)	—	7
Net cash provided by (used for) investing activities	(2,831)	(560)	(2,687)	416
Cash flow from financing activities:
Dividends paid	(444)	(444)	—	—
Common stock issued, including treasury shares reissued	116	116	—	—	7
Payment for stock repurchase derivative contracts	(38)	(38)	—	—
Treasury shares purchased	(1,362)	(1,362)	—	—
Excess tax benefit from stock-based compensation	53	53	—	—
Net intercompany borrowings	—	433	(220)	(213)	6
Acquisition of noncontrolling interests	—	—	—	—
Proceeds from debt issued (original maturities greater than three months)	9,158	110	9,048	—
Payments on debt (original maturities greater than three months)	(6,530)	(133)	(6,397)	—
Short-term borrowings (original maturities three months or less) – net	(393)	(62)	(331)	—
Net cash provided by (used for) financing activities	560	(1,327)	2,100	(213)
Effect of exchange rate changes on cash	26	23	3	—
Increase (decrease) in cash and short-term investments	(340)	(384)	44	—
Cash and short-term investments at beginning of period	1,122	862	260	—
Cash and short-term investments at end of period	$782	$478	$304	$—

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products' profit after tax due to equity method of accounting.
3	Non-cash adjustment for the undistributed earnings from Financial Products.
4	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6	Net proceeds and payments to/from Machinery and Engines and Financial Products.
7	Change in investment and common stock related to Financial Products.

2009 Outlook

Economic Outlook

We expect the world economy to decline more than 2 percent this year, the worst year for growth in the postwar period.  Some economic indicators improved in the second quarter, suggesting the rapid decline in the world economy is moderating.  However, we expect output will fall further in the third quarter before recovering slightly in the fourth quarter.

▪	Short-term interest rates in developed economies are at record lows, often near zero. Since last September, most developing countries have cut their interest rates to or near record lows.

▪
Major central banks significantly expanded balance sheets to provide more liquidity to their banking systems.  Since the Lehman Brothers’ bankruptcy, the Fed and the Bank of England more than doubled their assets, and the European Central Bank increased assets by more than a third.

▪	Many governments introduced large, multi-year stimulus programs. We estimate these total more than $3.5 trillion, with $1.7 trillion for infrastructure development.

▪
Collectively these actions are unprecedented, but they are in response to the worst economic environment since the Great Depression.  We expect that these policy changes will be sufficient to start a recovery, but we have continuing concerns.  Several credit spreads remain higher than normal, banks in some countries continue to tighten lending standards and major central banks have let their balance sheets shrink from peaks last December.

▪
Prospects for recovery look firmest in Asia/Pacific.  China quickly reversed its tight monetary policy and launched a massive stimulus program.  Both money and credit growth reached record highs, and growth in industrial production has already improved.  Commercial and residential building sales, which declined last year, have turned up sharply, and selling prices have increased.  Economic growth rebounded in the second quarter and should average near 8 percent for the year.

▪
Sharp interest rate cuts in India started a recovery in industrial production, and mining output appears to have turned up.  Industrial production is again increasing in Indonesia, Malaysia, Thailand, Singapore and Taiwan.  Lower interest rates and some recovery in exports are helping these countries.

▪
Latin American economies also seem to be mending.  Brazil, the region’s largest economy, cut interest rates, and industrial production started to improve in the second quarter.  Both Chile and Colombia took large interest rate cuts over the past few months, and we expect their economies will improve before year end.  Regional output should decline about 1 percent this year, largely due to a severe recession in Mexico.

▪
Economic output in Africa/Middle East should be about even with last year due to some expected improvement in the second half of 2009.  Credit spreads have declined, and the recovery in metals prices from first-quarter lows encouraged some increase in mining production.  While commodity prices have eased recently we do not expect a return to first-quarter lows.  Additionally, Turkey cut interest rates 850 basis points over the last nine months, and industrial production rebounded from the first-quarter low.

▪
Among developing regions, the CIS has the weakest prospect for recovery this year.  Interest rates remain high, and severe recessions likely persisted through the second quarter.  We expect economies in the CIS will decline more than 3 percent this year.

▪
Signs of recovery in the developed economies are more tenuous.  Recent optimism resulted mostly from surveys of business and consumer confidence or data showing slower rates of decline.  Evidence of actual recovery was scarce.

▪
The Japanese economy is suffering from severe declines in exports and business investment.  Leading indicators are declining, and we do not expect a recovery this year.  The economy should decline more than 6 percent.

▪
We estimate the U.S. economy was in recession through the end of the second quarter and expect another decline in the third quarter.  Modest growth should occur in the fourth quarter.  Output should decline more than 3 percent this year, the worst peacetime performance since 1938.

▪
Factors that could threaten a U.S. recovery include declines in home and commercial property prices, tight lending standards, limited growth in bank lending and a drop in commercial paper outstanding to the lowest level since June 1998.

▪
U.S. housing starts bottomed at under a 500,000 unit annual rate in April and improved to a 582,000 unit annual rate in June.  We expect further improvements in the second half, and starts for the year should average about 600,000 units.  Starts would still be the lowest since 1945.

▪
We expect orders for nonresidential building construction will fall almost 40 percent in 2009 due to weak business profits, rising vacancy rates and declining commercial property prices.  Infrastructure-related construction orders were down 17 percent year to date, but stimulus funding in the second half should reduce the full-year decline to about 10 percent.

▪
Europe should have a growth pattern similar to the United States, with the economy declining 2.5 percent this year.  Both business and consumer surveys improved, and these frequently signal recovery.  The United Kingdom should be quicker to recover than the euro-zone due to more aggressive policy actions.

▪
In 2009, we expect crude oil prices will average $55 per barrel, copper prices $2 per pound and Central Appalachian coal $51 per ton.  Crude oil and copper prices should average higher in the second half than in the first half; coal prices should be down slightly.  All prices would be favorable for increased production although producers likely will remain cautious.

2009 Sales and Revenues Outlook

We are encouraged by signs of stabilization in credit markets, the more than $3.5 trillion in fiscal stimulus worldwide, record low interest rates and by a return to more favorable commodity prices.  These factors are necessary building blocks for recovery.

While these building blocks for future growth are emerging, the short-term outlook remains very depressed.  Our dealers reported very substantial declines in demand during the first half of 2009, and they responded by drawing down inventories.  The impact of very weak demand coupled with sharp declines in dealer machine inventories has had a significant negative impact on Caterpillar sales.

During the second quarter, we saw some signs that demand by end users was beginning to stabilize, particularly for machines.  End-user demand was in a very tight band from January to May, but showed some improvement in June.  Prospects for improvement are strongest in the developing countries, with tentative indications that recovery is underway in Asia.

With half a year of actual results behind us we have tightened the full-year outlook for sales and revenues to a range of $32 billion to $36 billion.  However, the high degree of uncertainty in the global economy makes it very difficult to forecast sales and revenues, and as a result, the outlook range is still relatively wide.

We expect that dealers will continue to reduce machine inventories during the second half, with a total-year reduction that could reach $3 billion.  It is likely that much of the additional reduction will occur in the third quarter and as a result, we have more plant shutdowns planned.  The third quarter will likely be the weakest quarter for sales in 2009.

We expect that our integrated service businesses will represent more than 45 percent of total company sales and revenues in 2009.

As our turbine business generally peaks late in the economic cycle, we expect full-year 2009 turbine sales will be about the same as 2008.  Based on order activity, turbine sales will likely be down in 2010, but still at healthy levels from a historical perspective.

2009 Profit Outlook

We have implemented a wide variety of actions to weather this very severe recession, and as a result, we expect to be profitable in 2009.  We expect 2009 profit in a range of $0.40 to $1.50 per share including redundancy costs of about $700 million, or $0.75 per share.  Excluding redundancy costs, we expect profit to be between $1.15 and $2.25 per share.

This is an improvement in the 2009 profit outlook since the end of the first quarter.  At that time we expected profit at the mid-point of the range to be $0.50 per share, or $1.25 excluding redundancy costs.

Due to the extremely difficult economic climate, we have been very focused on deploying the trough actions that have been a key element to our overall strategy since 2005.  While these actions are painful, they are important steps to keep the company strong and positioned for economic growth, when it comes.  We are taking significant actions to:

▪	Lower production to levels below expected end-user demand to help dealers lower their inventories.

▪	Reduce cost levels and improve cash flow.

▪	Strengthen our financial position, significantly reduce inventory and improve liquidity.

▪	Continue to invest for the future in research and development and select new facilities.

Elements of the Outlook include:

▪
We are committed to our 2009 inventory reduction goal of about $3 billion and have reduced inventory by more than $1.6 billion through the end of the second quarter.  Inventory management is a key element of the Caterpillar Production System, and we are pleased with the traction we are gaining.  We expect additional LIFO inventory decrement benefits during the second half of 2009.

▪
We expect dealers to reduce their new machine inventory by close to $3 billion.  Dealers have reduced their new machine inventories by about $1.5 billion through the first half—about $300 million during the first quarter and about $1.2 billion in the second quarter.

▪	Significant reduction in capital expenditures for 2009.

▪	Suspension of Caterpillar stock repurchases.

▪	Maintenance of a high level of cash as a result of volatile credit markets.

▪	We are forecasting improved price realization for 2009 and realized $225 million in the first quarter and $259 million in the second quarter.

▪	Overall material costs for 2009 are expected to be about the same as 2008.

▪	Sharp declines in overtime work. Factory overtime is a key element of volume flexibility, and many facilities were working high levels of overtime throughout most of 2008.

▪	Thousands of employees at facilities around the world have been affected by temporary layoffs and full- and partial-plant shutdowns.

▪	Suspension of salary increases for nearly all support and management employees.

▪	Elimination of short-term incentive compensation based on the current profit outlook range.

▪	Significant reductions in total compensation for executives/senior managers.

▪
Excluding Cat Japan, Machinery and Engines SG&A expenses are expected to decline about 25 percent.  R&D expenses are forecasted to decline more than 15 percent with spending in 2009 primarily focused on new products to meet Tier 4 regulatory emissions requirements and other key product development programs.

▪	Financial Products profit before tax is expected to decline by about 30 percent in 2009. The profit outlook for Financial Products improved in the second quarter.

Safe Harbor

Certain statements in this Form 10-Q relate to future events and expectations and as such constitute forward-looking statements involving known and unknown factors that may cause actual results of Caterpillar Inc. to be different from those expressed or implied in the forward-looking statements. In this context, words such as "will," “would,” "expect," "anticipate," “should” or other similar words and phrases often identify forward-looking statements made on behalf of Caterpillar. It is important to note that actual results of the company may differ materially from those described or implied in such forward-looking statements based on a number of factors and uncertainties, including, but not limited to, (i) adverse change in general economic conditions; (ii) adverse change in the industries Caterpillar serves including construction, infrastructure, mining, energy, marine and electric power generation; (iii) Caterpillar’s ability to manage material, including steel, and freight costs; (iv) Caterpillar’s ability to generate cash from operations, secure external funding for its operations and manage its liquidity needs; (v) material adverse change in customers’ access to liquidity and capital; (vi) currency exchange or interest rates changes; (vii) political stability; (viii) market acceptance of the company's products and services; (ix) significant changes in the competitive environment; (x) epidemic diseases; (xi) severe change in weather conditions negatively impacting operations; (xii) changes in law, regulations and tax rates; and (xiii) other general economic, business and financing conditions and factors described in more detail in Item 1A – Risk Factors in Part II of this Form 10-Q.  This filing is available on our website at www.cat.com/sec_filings. We do not undertake to update our forward-looking statements.

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

Changes in internal control over financial reporting
During the second quarter 2009, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 and Management’s Discussion and Analysis included in Part I, Item 2 of this Form 10-Q.

Item 1A. Risk Factors

We have updated the risk factors included in our Form 10-K for the fiscal year ended December 31, 2008 (filed with the Securities and Exchange Commission (SEC) on February 20, 2009) to include risks associated with American Clean Energy and Security Act and Healthcare Reform Legislation.

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

Regulatory Compliance in General
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

Tier 4 Emissions Requirements
The EPA has adopted new and more stringent emission standards, including Tier 4 nonroad diesel emission requirements applicable to the majority of our nonroad machinery and engine products commencing in 2011.  We previously announced our intent to make our nonroad engines compliant with the new emission standards, including the Tier 4 emission requirements, by the stated deadline. Our strategy for compliance includes using certain technology with state of the art integrated systems, as well as using the flexibility provided by the regulations.

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

American Clean Energy and Security Act
The American Clean Energy and Security Act has passed the U.S. House of Representatives and will be considered shortly by the U.S. Senate.  This legislation is designed to reduce carbon emissions from U.S. sources 17% by 2020 and over 80% by 2050.  This legislation is in development and its final outcome is uncertain. Should final legislation be adopted imposing significant compliance requirements upon U.S. manufacturers, it could have a material impact upon the Company’s capital expenditures, results of operations and competitive position.

Healthcare Reform Legislation
Healthcare reform is currently a high priority for the Administration and Congress. Both the Senate HELP Committee and Senate Finance Committee are considering significant healthcare reform legislation.  Proposed healthcare reform legislation is in development and its content and potential impact remain uncertain.  Should final legislation be adopted imposing significant costs on the Company, it could have a material impact upon the Company’s results of operations and competitive position.

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

Risks to Global Operations
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally and countries with political and economic instability, each of which exposes our business operations to certain political and economic risks inherent in operating globally. These risks include:

▪	changes in regulations;

▪	imposition of currency restrictions and other restraints;

▪	imposition of burdensome tariffs and quotas;

▪	national and international conflict, including terrorist acts; and

▪	economic downturns, political instability and war or civil unrest may severely disrupt economic activity in affected countries.

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

▪
Market developments that may affect customer confidence levels and may cause declines in credit applications and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact our charge-offs and provision for credit losses.

▪
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

▪
Cat Financial’s ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

▪
Since our counterparties are primarily financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

Government Programs Designed to Support Credit Markets
A number of governmental programs designed to support the global financial system were implemented in 2008.  While we generally support these programs, there have been unintended consequences of the programs that have impacted Cat Financial and other companies that do not qualify to participate in them.  As an example, in the United States, some of Cat Financial’s competitors in the banking and manufacturing sectors have participated in the TLGP.  The TLGP was created to strengthen confidence and encourage liquidity in the banking system by providing a government guaranty of certain qualifying newly issued senior unsecured debt of banks, thrifts and certain holding companies.  Despite the FDIC’s intent to support the banking system through the TLGP, some of Cat Financial’s competitors in the manufacturing sector have been permitted to participate in this program and issue senior unsecured debt with governmental guarantees at rates significantly below those capable of being offered by Cat Financial.  Likewise, Cat Financial’s ability to issue debt rates that are competitive with those offered by its banking competitors has been further disadvantaged and accentuated at times by their participation in governmental programs such as the TLGP.  The TLGP, as well as other governmental initiatives, have effectively created below-market government subsidized financing for such competitors.  This program and other similar governmental programs in various jurisdictions have disadvantaged Cat Financial and other non-qualifying companies.  The TLGP is currently set to expire on June 30, 2009, although the FDIC has indicated that it plans to extend the program at least through October 31, 2009. Other governmental programs may not have clear expiration dates.  Should the TLGP or any other governmental program that disadvantages Cat Financial be extended or expanded by its respective government, Cat Financial could continue to be negatively impacted in its ability to issue senior unsecured debt at rates that are comparable to those offered by its competitors.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the second quarter 2009.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased 1	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2009	17,397	$24.48	NA	NA
May 1-31, 2009	8,336	$32.41	NA	NA
June 1-30, 2009	—	$—	NA	NA
Total	25,733	$27.05

1		Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of June 30, 2009, those plans had approximately 12,200 active participants in the aggregate.  During the second quarter of 2009, approximately 180,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.  Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903 of the Act.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Caterpillar Inc. was held on June 10, 2009, for the purpose of electing directors and voting on the proposals described below.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.  A plurality vote of the shares present at the meeting was required for election of directors.  An affirmative vote of the majority (50 percent or greater) of shares present at the meeting (quorum) was required for approval of all other proposals.  Abstentions and broker non-votes have the effect of a vote against matters other than director elections.  A quorum exists if at least one-third of Caterpillar stockholders are present in person or by proxy at the meeting.  Abstentions and broker non-votes are counted as present for establishing a quorum.

Proposal 1 - Election of Directors All of management's nominees for Class II directors as listed in the proxy statement were ELECTED with the following vote:
	Shares Voted "FOR"	Shares "WITHHELD"	Broker Non-Votes
Daniel M. Dickinson	470,305,608	29,190,989	N/A
David R. Goode	467,395,725	32,100,873	N/A
James W. Owens	463,378,700	36,117,898	N/A
Charles D. Powell	453,703,730	45,792,868	N/A
Joshua I. Smith	466,998,962	32,497,635	N/A
The Class II directors received an average affirmative vote of 92.96%. Class I and III directors that were not up for election will continue in office for the remainder of their terms.

Proposal 2 - Ratification of Independent Registered Public Accounting Firm
A management proposal requesting ratification of Independent Registered Public Accounting Firm received the affirmative vote of 98.17% of the shares present at the meeting and PASSED with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
490,376,914	7,734,744	1,384,939	N/A

Proposal 3 - Stockholder Proposal – Annual Election of Directors
A stockholder proposal requesting the Board of Directors to elect all directors annually received the affirmative vote of 45.83% of the shares present at the meeting and FAILED TO PASS with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
228,920,268	124,406,068	1,823,497	144,346,764

Proposal 4 - Stockholder Proposal – Director Election Majority Vote Standard
A stockholder proposal requesting the Board of Directors to adopt majority vote standard received the affirmative vote of 26.59% of the shares present at the meeting and FAILED TO PASS with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
132,828,582	220,246,230	2,075,022	144,346,764

Proposal 5 - Stockholder Proposal – Foreign Military Sales
A stockholder proposal requesting the Board of Directors to prepare a report on foreign military sales received the affirmative vote of 3.53% of the shares present at the meeting FAILED TO PASS with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
17,626,212	287,879,352	49,644,270	144,346,764

Proposal 6 - Stockholder Proposal – Simple Majority Vote Standard
A stockholder proposal requesting that the Company amend its articles of incorporation and bylaws to change any super-majority voting requirement to a simple majority voting requirement received the affirmative vote of 40.53% of the shares present at the meeting FAILED TO PASS with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
202,443,439	150,646,766	2,059,628	144,346,764

Proposal 7 - Stockholder Proposal – Independent Compensation Consultant
A stockholder proposal requesting that the Company adopt a policy that any compensation consultant to the Compensation Committee must be independent received the affirmative vote of 24.03% of the shares present at the meeting FAILED TO PASS with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
120,032,446	231,604,659	3,512,728	144,346,764

Proposal 8 - Stockholder Proposal – Independent Chairman of the Board
A stockholder proposal requesting that the Company amend its bylaws to require the Chairman of the Board to be a director who is independent from the Company received the affirmative vote of 22.65% of the shares present at the meeting FAILED TO PASS with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
113,132,841	240,167,093	1,849,900	144,346,764

Proposal 9 - Stockholder Proposal – Lobbying Priorities
A stockholder proposal requesting that the Company prepare a report to stockholders on the Company’s processes for identifying and prioritizing activities on legislative and regulatory public policy advocacy received the affirmative vote of 1.79% of the shares present at the meeting FAILED TO PASS with the following vote:

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Broker Non-Votes
8,943,652	295,854,167	50,352,015	144,346,764

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
3.2	Bylaws amended and restated as of February 11, 2004 (incorporated by reference from Exhibit 3.3 to the Form 10-Q filed for the quarter ended March 31, 2004).
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

CATERPILLAR INC.
July 31, 2009	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

July 31, 2009	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

July 31, 2009	/s/ Bradley M. Halverson	Controller
(Bradley M. Halverson)

July 31, 2009	/s/ James B. Buda	Vice President, General Counsel and Secretary
(James B. Buda)

July 31, 2009	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)