Form 10-Q/A
period 2009-06-30
CATERPILLAR INC
filed 2009-08-12
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A Amendment No. 1
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009 (the Form 10-Q), is to file Exhibit 101 to the Form 10-Q.  Exhibit 101 consists of the following materials from Caterpillar Inc.’s Form 10-Q for the period ended June 30, 2009, filed with the Securities and Exchange Commission (SEC) on July 31, 2009, formatted in eXtensible Business Reporting Language (XBRL):  (i) unaudited Consolidated Statement of Results of Operations for the three-month periods ended June 30, 2009 and 2008, (ii) unaudited Consolidated Statement of Results for Operations for the six-month periods ended June 30, 2009 and 2008, (iii) unaudited Consolidated Statement  of Financial Position at June 30, 2009 and December 31, 2008, (iv) unaudited Consolidated Statement of Changes in Stockholders’ Equity for the sixth-month periods ended June 30, 2009 and 2008, (v) unaudited Consolidated Statement of Cash Flow for the sixth-month periods ended June 30, 2009 and 2008 and (vi) the Notes to the unaudited consolidated financial statements, tagged as blocks of text.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933 as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

	11	Computations of Earnings per Share (previously filed as Exhibit 11 included in Note 11 to Form 10-Q filed for the quarter ended June 30, 2009).
*	31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Extension Schema Document
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	XBRL Taxomony Extension Definition Linkbase Document
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with our Form 10-Q as filed on July 31, 2009
**	Furnished with this Form 10-Q/A

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.
August 12, 2009	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

August 12, 2009	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

August 12, 2009	/s/ Bradley M. Halverson	Controller
(Bradley M. Halverson)

August 12, 2009	/s/ James B. Buda	Vice President, General Counsel and Secretary
(James B. Buda)

August 12, 2009	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)