Form 10-Q
period 2009-09-30
CATERPILLAR INC
filed 2009-10-30
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Registrant's telephone number, including area code: (309) 675-1000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]     No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	X	Accelerated filer

Non-accelerated filer		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

At September 30, 2009, 622,727,557 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	September 30,
	2009	2008
Sales and revenues:
Sales of Machinery and Engines	$6,583	$12,148
Revenues of Financial Products	715	833
Total sales and revenues	7,298	12,981

Operating costs:
Cost of goods sold	5,255	9,704
Selling, general and administrative expenses	907	1,061
Research and development expenses	327	437
Interest expense of Financial Products	256	291
Other operating (income) expense	276	315
Total operating costs	7,021	11,808

Operating profit	277	1,173

Interest expense excluding Financial Products	91	59
Other income (expense)	66	146

Consolidated profit before taxes	252	1,260

Provision (benefit) for income taxes	(139)	395
Profit of consolidated companies	391	865

Equity in profit (loss) of unconsolidated affiliated companies	1	11

Profit of consolidated and affiliated companies	392	876

Less: Profit (loss) attributable to noncontrolling interests	(12)	8

Profit 1	$404	$868

Profit per common share	$0.65	$1.43

Profit per common share – diluted 2	$0.64	$1.39

Weighted-average common shares outstanding (millions)
- Basic	622.4	607.0
- Diluted 2	635.5	624.8

Cash dividends declared per common share	$—	$—

1	Profit attributable to common stockholders.
2	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Nine Months Ended
	September 30,
	2009	2008
Sales and revenues:
Sales of Machinery and Engines	$22,347	$35,924
Revenues of Financial Products	2,151	2,477
Total sales and revenues	24,498	38,401

Operating costs:
Cost of goods sold	18,034	28,349
Selling, general and administrative expenses	2,703	3,094
Research and development expenses	1,066	1,221
Interest expense of Financial Products	807	854
Other operating (income) expense	1,439	892
Total operating costs	24,049	34,410

Operating profit	449	3,991

Interest expense excluding Financial Products	301	203
Other income (expense)	293	351

Consolidated profit before taxes	441	4,139

Provision (benefit) for income taxes	(179)	1,249
Profit of consolidated companies	620	2,890

Equity in profit (loss) of unconsolidated affiliated companies	1	32

Profit of consolidated and affiliated companies	621	2,922

Less: Profit (loss) attributable to noncontrolling interests	(42)	26

Profit 1	$663	$2,896

Profit per common share	$1.08	$4.72

Profit per common share – diluted 2	$1.07	$4.57

Weighted-average common shares outstanding (millions)
- Basic	612.1	613.2
- Diluted 2	620.6	633.2

Cash dividends declared per common share	$0.84	$0.78

1	Profit attributable to common stockholders.
2	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and short-term investments	$4,188	$2,736
Receivables – trade and other	5,733	9,397
Receivables – finance	7,791	8,731
Deferred and refundable income taxes	1,248	1,223
Prepaid expenses and other current assets	448	765
Inventories	6,815	8,781
Total current assets	26,223	31,633
Property, plant and equipment – net	12,250	12,524
Long-term receivables – trade and other	867	1,479
Long-term receivables – finance	13,240	14,264
Investments in unconsolidated affiliated companies	101	94
Noncurrent deferred and refundable income taxes	3,298	3,311
Intangible assets	474	511
Goodwill	2,272	2,261
Other assets	2,113	1,705
Total assets	$60,838	$67,782
Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$554	$1,632
Financial Products	3,969	5,577
Accounts payable	2,714	4,827
Accrued expenses	3,360	4,121
Accrued wages, salaries and employee benefits	761	1,242
Customer advances	1,283	1,898
Dividends payable	—	253
Other current liabilities	792	1,027
Long-term debt due within one year:
Machinery and Engines	193	456
Financial Products	4,331	5,036
Total current liabilities	17,957	26,069
Long-term debt due after one year:
Machinery and Engines	5,709	5,736
Financial Products	17,360	17,098
Liability for postemployment benefits	9,039	9,975
Other liabilities	2,260	2,190
Total liabilities	52,325	61,068
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	431	524
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000
Issued shares: (9/30/09 and 12/31/08 – 814,894,624) at paid-in amount	3,392	3,057
Treasury stock (9/30/09 – 192,167,067; 12/31/08 – 213,367,983) at cost	(10,702)	(11,217)
Profit employed in the business	20,026	19,826
Accumulated other comprehensive income (loss)	(4,740)	(5,579)
Noncontrolling interests	106	103
Total stockholders' equity	8,082	6,190
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$60,838	$67,782

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited) (Dollars in millions)
Nine Months Ended September 30, 2008	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss) 1	Noncontrolling interests	Total	Comprehensive income (loss)
Balance at December 31, 2007	$2,744	$(9,451)	$17,398	$(1,808)	$113	$8,996
Adjustment to adopt postretirement benefit measurement date provisions, net of tax 2	—	—	(33)	17	—	(16)
Balance at January 1, 2008	2,744	(9,451)	17,365	(1,791)	113	8,980
Profit of consolidated and affiliated companies	—	—	2,896	—	26	2,922	$2,922
Foreign currency translation, net of tax of $107	—	—	—	(237)	(1)	(238)	(238)
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $61	—	—	—	113	—	113	113
Amortization of prior service cost, net of tax of $0	—	—	—	1	—	1	1
Amortization of transition (asset) obligation, net of tax of $1	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $69	—	—	—	102	—	102	102
(Gains) losses reclassified to earnings, net of tax of $18	—	—	—	(22)	—	(22)	(22)
Retained interests
Gains (losses) deferred, net of tax of $6	—	—	—	(12)	—	(12)	(12)
(Gains) losses reclassified to earnings, net of tax of $2	—	—	—	4	—	4	4
Available-for-sale securities
Gains (losses) deferred, net of tax of $39	—	—	—	(72)	—	(72)	(72)
(Gains) losses reclassified to earnings, net of tax of $1	—	—	—	1	—	1	1
Change in ownership for noncontrolling interests	—	—	—	—	(13)	(13)	—
Dividends declared	—	—	(475)	—	(10)	(485)	—
Common shares issued from treasury stock for stock-based compensation: 4,514,729	8	120	—	—	—	128	—
Stock-based compensation expense	163	—	—	—	—	163	—
Tax benefits from stock-based compensation	54	—	—	—	—	54	—
Shares repurchased: 25,267,026	—	(1,778)	—	—	—	(1,778)	—
Stock repurchase derivative contracts	24	—	—	—	—	24	—
Cat Japan share redemption 6	—	—	(113)	—	—	(113)	—
Balance at September 30, 2008	$2,993	$(11,109)	$19,673	$(1,912)	$115	$9,760	$2,800

(Continued)

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited) (Dollars in millions)
Nine Months Ended September 30, 2009	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Balance at December 31, 2008	$3,057	$(11,217)	$19,826	$(5,579)	$103	$6,190
Profit of consolidated and affiliated companies	—	—	663	—	(42)	621	$621
Foreign currency translation, net of tax of $52	—	—	—	324	10	334	334
Pension and other postretirement benefits
Current year actuarial gain (loss), net of tax of $80 3	—	—	—	55	—	55	55
Amortization of actuarial (gain) loss, net of tax of $76	—	—	—	140	1	141	141
Current year prior service cost, net of tax of $197 3	—	—	—	235	—	235	235
Amortization of prior service cost, net of tax of $1	—	—	—	(2)	—	(2)	(2)
Amortization of transition (asset) obligation, net of tax of $1	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $19	—	—	—	27	(1)	26	26
(Gains) losses reclassified to earnings, net of tax of $22	—	—	—	(33)	—	(33)	(33)
Retained interests
Gains (losses) deferred, net of tax of $10 4	—	—	—	(18)	—	(18)	(18)
(Gains) losses reclassified to earnings, net of tax of $11	—	—	—	20	—	20	20
Available-for-sale securities
Gains (losses) deferred, net of tax of $42	—	—	—	78	—	78	78
(Gains) losses reclassified to earnings, net of tax of $6	—	—	—	12	—	12	12
Change in ownership for noncontrolling interests	—	—	—	—	(6)	(6)	—
Dividends declared	—	—	(513)	—	—	(513)	—
Common shares issued from treasury stock for stock-based compensation: 2,109,686	(12)	62	—	—	—	50	—
Common shares issued from treasury stock for benefit plans: 19,091,230 5	235	453	—	—	—	688	—
Stock-based compensation expense	108	—	—	—	—	108	—
Tax benefits from stock-based compensation	4	—	—	—	—	4	—
Cat Japan share redemption 6	—	—	50	—	41	91	—
Balance at September 30, 2009	$3,392	$(10,702)	$20,026	$(4,740)	$106	$8,082	$1,470

1
Pension and other postretirement benefits include net adjustments for Cat Japan, while they were an unconsolidated affiliate, of ($1) million for the nine months ended September 30, 2008.  The ending balance was ($53) million at September 30, 2008.

2
Adjustments were made to adopt the measurement date provision of the guidance on employer's accounting for defined benefits pension and other postretirement plans.  Adjustments to profit employed in the business and pension and other postretirement benefits were net of tax of ($17) million and $9 million, respectively.  See Note 2 for additional information.

3	Amounts due to plan re-measurements. See Note 9 for additional information.
4
Includes noncredit component of other-than-temporary impairment losses on securitized retained interest of ($8) million, net of tax of $5 million, for the nine months ended September 30, 2009.  See Note 15 for additional information.

5	See Note 9 regarding shares issued for benefit plans.
6	See Note 16 regarding the Cat Japan share redemption.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Nine Months Ended
	September 30,
	2009	2008
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$621	$2,922
Adjustments for non-cash items:
Depreciation and amortization	1,633	1,453
Other	62	58
Changes in assets and liabilities:
Receivables – trade and other	3,964	(676)
Inventories	1,985	(1,380)
Accounts payable and accrued expenses	(2,872)	790
Customer advances	(606)	321
Other assets – net	102	154
Other liabilities – net	(371)	(362)
Net cash provided by (used for) operating activities	4,518	3,280

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(751)	(1,362)
Expenditures for equipment leased to others	(747)	(1,082)
Proceeds from disposals of property, plant and equipment	799	754
Additions to finance receivables	(5,255)	(11,168)
Collections of finance receivables	7,343	7,402
Proceeds from sales of finance receivables	69	710
Investments and acquisitions (net of cash acquired)	(9)	(139)
Proceeds from available-for-sale securities	232	292
Investments in available-for-sale securities	(312)	(270)
Other – net	(89)	116
Net cash provided by (used for) investing activities	1,280	(4,747)

Cash flow from financing activities:
Dividends paid	(766)	(700)
Distribution to noncontrolling interests	—	(10)
Common stock issued, including treasury shares reissued	50	128
Payment for stock repurchase derivative contracts	—	(38)
Treasury shares purchased	—	(1,716)
Excess tax benefit from stock-based compensation	8	55
Acquisition of noncontrolling interests	(6)	—
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Engines	1,036	49
– Financial Products	9,833	13,971
Payments on debt (original maturities greater than three months):
– Machinery and Engines	(1,396)	(173)
– Financial Products	(9,420)	(10,715)
Short-term borrowings – net (original maturities three months or less)	(3,686)	1,646
Net cash provided by (used for) financing activities	(4,347)	2,497
Effect of exchange rate changes on cash	1	(14)
Increase (decrease) in cash and short-term investments	1,452	1,016

Cash and short-term investments at beginning of period	2,736	1,122
Cash and short-term investments at end of period	$4,188	$2,138

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
Non-cash activities:
During 2009, we contributed 19.1 million shares of company stock with a fair value of $688 million to our U.S. benefit plans. See Note 9 for further discussion.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2009 and 2008, (b) the consolidated financial position at September 30, 2009 and December 31, 2008, (c) the consolidated changes in stockholders' equity for the nine month periods ended September 30, 2009 and 2008, and (d) the consolidated statement of cash flow for the nine month periods ended September 30, 2009 and 2008.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2008, as supplemented by the Company's current report on Form 8-K filed on May 14, 2009 (2008 Form 10-K) to reflect certain retrospective adjustments relating to the adoption of accounting guidance on noncontrolling interests and the change in our reportable segments as discussed in Note 14.

Comprehensive income (loss) is comprised of Profit of consolidated and affiliated companies, as well as adjustments for foreign currency translation, derivative instruments designated as cash flow hedges, available-for-sale securities, pension and other postretirement benefits and retained interests.  Total Comprehensive income for the three months ended September 30, 2009 and 2008 was $565 million and $579 million, respectively.  Total Comprehensive income for the nine months ended September 30, 2009 and 2008 was $1,470 million and $2,800 million, respectively.

The December 31, 2008 financial position data included herein is derived from the audited consolidated financial statements included in the 2008 Form 10-K but does not include all disclosures required by U.S. GAAP.

We have performed a review of subsequent events through October 30, 2009, the date the financial statements were issued, and concluded there were no events or transactions occurring during this period that required recognition or disclosure in our financial statements.

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

2.	New Accounting Guidance

Fair value measurements - In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance.  We applied this new guidance to all other fair value measurements effective January 1, 2008. The adoption of this guidance did not have a material impact on our financial statements. See Note 17 for additional information.

Employers' accounting for defined benefit pension and other postretirement plans - In September 2006, the FASB issued accounting guidance on employers' accounting for defined benefits pension and other postretirement plans.  This guidance requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Also, the measurement date - the date at which the benefit obligation and plan assets are measured - is required to be the company's fiscal year-end.  We adopted the balance sheet recognition provision at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the "one measurement" approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provision is applied are allocated proportionately between amounts to be recognized as an adjustment of retained earnings and net periodic benefit cost for the fiscal year.  Previously, we used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for our non-U.S. plans.  The following summarizes the effect of adopting the year-end measurement date provision as of January 1, 2008.  See Note 9 for additional information.

Adoption of postretirement benefit year-end measurement date provision	January 1, 2008		January 1, 2008
	Prior to adoption	Adjustment	Post adoption
(Millions of dollars)
Noncurrent deferred and refundable income taxes	$1,553	$8	$1,561
Liability for postemployment benefits	5,059	24	5,083
Accumulated other comprehensive income	(1,808)	17	(1,791)
Profit employed in the business	17,398	(33)	17,365

Business combinations and noncontrolling interests in consolidated financial statements - In December 2007, the FASB issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements.  The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  We adopted this new guidance on January 1, 2009.  As required, the guidance on noncontrolling interests was adopted through retrospective application, and all prior period information has been adjusted accordingly. The adoption of this guidance did not have a material impact on our financial statements.

Disclosures about derivative instruments and hedging activities - In March 2008, the FASB issued accounting guidance on disclosures about derivative instruments and hedging activities.  This guidance expands disclosures for derivative instruments by requiring entities to disclose the fair value of derivative instruments and their gains or losses in tabular format.  It also requires disclosure of information about credit risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments.  We adopted this new guidance on January 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 4 for additional information.

Employers' disclosures about postretirement benefit plan assets - In December 2008, the FASB issued accounting guidance on employers' disclosures about postretirement benefit plan assets. This guidance expands the disclosure set forth in previous guidance by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the accounting guidance on fair value measurements.  We will adopt this guidance for our financial statements for the annual period ending December 31, 2009.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

Interim disclosures about fair value of financial instruments - In April 2009, the FASB issued accounting guidance that requires that the fair value disclosures previously required on an annual basis be included for interim reporting periods.  We adopted this guidance on April 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 17 for additional information.

Recognition and presentation of other-than-temporary impairments - In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments.  This new guidance amends the existing impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis.  When a security meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while noncredit losses would be reflected in other comprehensive income.  Additionally, it requires a more detailed, risk-oriented breakdown of major security types and related information. We adopted this guidance on April 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Notes 8 and 15 for additional information.

Subsequent events - In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events.  In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new guidance was adopted for our financial statements for the quarterly period ending June 30, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 1A for additional information.

Accounting for transfers of financial assets - In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets.  This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the guidance requires extensive new disclosures regarding an entity's involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We will adopt this new guidance effective January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

Consolidation of variable interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a variable-interest entity and by changing when it is necessary to reassess who should consolidate a variable-interest entity.  We will adopt this new guidance effective January 1, 2010.  We do not expect the adoption of this guidance to have a material impact on our financial statements.

3.
Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock options.  We recognized pretax stock-based compensation cost in the amount of $34 million and $108 million for the three and nine months ended September 30, 2009, respectively; and $56 million and $163 million for the three and nine months ended September 30, 2008, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine month periods ended September 30, 2009 and 2008, respectively:

	2009		2008
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	6,260,647	$7.10	4,476,095	$22.32
RSUs	2,185,674	20.22	1,511,523	69.17
Stock options	562,580	7.10	410,506	22.32

The stock price on the date of grant was $22.17 and $73.20 for 2009 and 2008, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine month periods ended September 30, 2009 and 2008, respectively:

	Grant Year
	2009	2008
Weighted-average dividend yield	3.07%	1.89%
Weighted-average volatility	36.02%	27.14%
Range of volatilities	35.75-61.02%	27.13-28.99%
Range of risk-free interest rates	0.17-2.99%	1.60-3.64%
Weighted-average expected lives	8 years	8 years

As of September 30, 2009, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $117 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 1.7 years.

Our long-standing practices and policies specify all stock-based compensation awards are approved by the Compensation Committee (the Committee) of the Board of Directors on the date of grant.  The stock-based award approval process specifies the number of awards granted, the terms of the award and the grant date.  The same terms and conditions are consistently applied to all employee grants, including Officers. The Committee approves all individual Officer grants.  The number of stock-based compensation awards included in an individual's award is determined based on the methodology approved by the Committee.  In 2007, under the terms of the Caterpillar Inc. 2006 Long-Term Incentive Plan (approved by stockholders in September of 2006), the Committee approved the exercise price methodology to be the closing price of the Company stock on the date of grant.

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

We also formally assess, both at the hedge's inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, we discontinue hedge accounting prospectively, in accordance with the derecognition criteria for hedge accounting.

We adopted new accounting guidance on disclosures about derivative instruments and hedging activities as of January 1, 2009.  See Note 2 for additional information.

Foreign Currency Exchange Rate Risk
Foreign currency exchange rate movements create a degree of risk by affecting the U.S. dollar value of sales made and costs incurred in foreign currencies. Movements in foreign currency rates also affect our competitive position as these changes may affect business practices and/or pricing strategies of non-U.S.-based competitors. Additionally, we have balance sheet positions denominated in foreign currencies, thereby creating exposure to movements in exchange rates.

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

As of September 30, 2009, $43 million of deferred net gains, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Financial Products operations have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of Cat Financial's debt portfolio with the interest rate profile of their receivables portfolio within predetermined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This match-funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

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

As of September 30, 2009, $38 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.

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

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.  Gains of $3 million and $4 million were recorded in current earnings for the three and nine months ended September 30, 2009, respectively.  There were no contracts outstanding during the nine months ended September 30, 2008.

The location and fair value of derivative instruments reported in the Statement of Financial Position are as follows:

(Millions of dollars)	September 30, 2009
	Consolidated Statement of Financial Position Location	Asset (Liability) Fair Value
Designated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$87
Machinery and Engines	Long-term receivables – trade and other	120
Machinery and Engines	Accrued expenses	(20)
Interest rate contracts
Financial Products	Receivables – trade and other	13
Financial Products	Long-term receivables – trade and other	173
Financial Products	Accrued expenses	(98)
		$275

Undesignated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$4
Machinery and Engines	Long-term receivables – trade and other	62
Machinery and Engines	Accrued expenses	(3)
Financial Products	Receivables – trade and other	10
Financial Products	Accrued expenses	(41)
Interest rate contracts
Machinery and Engines	Accrued expenses	(7)
Financial Products	Receivables – trade and other	1
Financial Products	Long-term receivables – trade and other	2
Financial Products	Accrued expenses	(10)
Commodity contracts
Machinery and Engines	Receivables – trade and other	4
		$22

The effect of derivatives designated as hedging instruments on the Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Engines	Other income (expense)	$1	$(1)	$1	$(1)
Financial Products	Other income (expense)	74	(74)	(146)	160
		$75	$(75)	$(145)	$159

Cash Flow Hedges (Millions of dollars)
	Three Months Ended September 30, 2009
		Recognized in Earnings
	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	$(90)	Other income (expense)	$49	$4
Interest rate contracts
Financial Products	(13)	Interest expense of Financial Products	(21)	1	1
	$(103)		$28	$5

	Nine Months Ended September 30, 2009
		Recognized in Earnings
	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	$106	Other income (expense)	$120	$1
Interest rate contracts
Machinery and Engines	(29)	Other income (expense)	(2)	—
Financial Products	(31)	Interest expense of Financial Products	(63)	6	1
	$46		$55	$7

1	The ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Statement of Results of Operations is as follows:

(Millions of dollars)		Three Months Ended	Nine Months Ended
	Classification of Gains or (Losses)	September 30, 2009	September 30, 2009
Foreign exchange contracts
Machinery and Engines	Other income (expense)	$3	$28
Financial Products	Other income (expense)	(75)	(141)
Interest rate contracts
Machinery and Engines	Other income (expense)	(1)	(3)
Financial Products	Other income (expense)	1	2
Commodity contracts
Machinery and Engines	Other income (expense)	3	4
		$(69)	$(110)

Stock Repurchase Risk
Payments for stock repurchase derivatives are accounted for as a reduction in stockholders' equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.

In connection with our stock repurchase program, we entered into capped call transactions ("call") with a major bank for an aggregate 6.0 million shares.  Through March 31, 2008, we paid the bank $94 million for the establishment of the calls (of which $38 million was paid in the first quarter 2008 for 2.5 million shares), which was accounted for as a reduction to stockholders' equity.  A call permits us to reduce share repurchase price volatility by providing a floor and cap on the price at which the shares can be repurchased.  The floor, cap and strike prices for the calls were based upon the average purchase price paid by the bank to purchase our common stock to hedge these transactions.  Each call matured and was exercisable within one year after the call was established.  If we exercised a call, we could elect to settle the transaction with the bank by physical settlement (paying cash and receiving shares), cash settlement (receiving a net amount of cash) or net share settlement (receiving a net amount of shares).

During the nine months ended September 30, 2008, $219 million of cash was used to repurchase 4.0 million shares pursuant to calls exercised under this program.  Premiums previously paid associated with these calls were $62 million.  All outstanding calls under this program expired in 2008.

5.	Inventories Inventories (principally using the "last-in, first-out" (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30,	December 31,
	2009	2008
Raw materials	$2,152	$2,678
Work-in-process	865	1,508
Finished goods	3,534	4,316
Supplies	264	279
Total inventories	$6,815	$8,781

Inventory quantities have been further reduced during the three and nine months ended September 30, 2009.  This reduction resulted in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current costs.  The effect of this reduction of inventory that is not expected to be replaced by the end of 2009 decreased Cost of goods sold in the Consolidated Results of Operations by approximately $120 million and increased Profit by approximately $100 million or $0.16 per share for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, LIFO liquidations decreased Cost of goods sold by approximately $230 million and increased Profit by approximately $185 million or $0.30 per share.  Additional LIFO liquidations may occur during the fourth quarter of 2009.

6.	Investments in Unconsolidated Affiliated Companies

Our investments in affiliated companies accounted for by the equity method have historically consisted primarily of a 50 percent interest in Shin Caterpillar Mitsubishi Ltd. (SCM) located in Japan.  On August 1, 2008, SCM redeemed half of Mitsubishi Heavy Industries Ltd.'s (MHI's) shares in SCM.  As a result, Caterpillar now owns 67 percent of the renamed entity, Caterpillar Japan Ltd. (Cat Japan) and consolidates its financial statements.  See Note 16 for additional information.  In February 2008, we sold our 23 percent equity investment in A.S.V. Inc. (ASV) resulting in a $60 million pretax gain.  Accordingly, the September 30, 2009 and December 31, 2008 financial position and equity investment amounts noted below do not include ASV or Cat Japan.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of three months or less) was as follows:

Results of Operations of unconsolidated affiliated companies:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Millions of dollars)	2009	2008	2009	2008
Sales	$133	$1,285	$400	$3,455
Cost of sales	99	1,063	299	2,863
Gross profit	$34	$222	$101	$592

Profit (loss)	$(1)	$16	$(9)	$53

Prior to consolidation of Cat Japan, sales from SCM to Caterpillar for the three months ended September 30, 2008 of $437 million and for the nine months ended September 30, 2008 of $1,669 million are included in the affiliated company sales.  In addition, SCM purchases of Caterpillar products were $95 million for the three months ended September 30, 2008 and $353 million for the nine months ended September 30, 2008.

Financial Position of unconsolidated affiliated companies:	September 30,	December 31,
(Millions of dollars)	2009	2008
Assets:
Current assets	$227	$209
Property, plant and equipment – net	222	227
Other assets	9	26
	458	462
Liabilities:
Current liabilities	250	173
Long-term debt due after one year	44	110
Other liabilities	16	35
	310	318
Equity	$148	$144

Caterpillar's investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$74	$66
Plus: Investments in cost method companies	27	28
Total investments in unconsolidated affiliated companies	$101	$94

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

(Dollars in millions)	Weighted Amortizable Life (Years)	September 30, 2009	December 31, 2008
Customer relationships	18	$403	$397
Intellectual property	10	212	211
Other	11	115	112
Total finite-lived intangible assets – gross	15	730	720
Less: Accumulated amortization		(256)	(209)
Intangible assets – net		$474	$511

Amortization expense for the three and nine months ended September 30, 2009 was $15 million and $46 million, respectively.  Amortization expense for the three and nine months ended September 30, 2008 was $12 million and $44 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2009	2010	2011	2012	2013	Thereafter
$62	$58	$51	$42	$38	$269

B. Goodwill

We test goodwill annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.

No goodwill was impaired or disposed of during the nine months ended September 30, 2009 or 2008.  The carrying amount of goodwill by reportable segment as of September 30, 2009 and December 31, 2008 was as follows:

(Millions of dollars)	September 30, 2009	December 31, 2008
Building Construction Products	$26	$26
Cat Japan 1	238	233
Earthmoving	43	43
Electric Power	203	203
Excavation	39	39
Large Power Systems	569	569
Marine & Petroleum Power	60	60
Mining 1	30	27
All Other 1,2	1,064	1,061
Total	$2,272	$2,261

1	Change from December 31, 2008 due to foreign currency translation.
2	Includes all other operating segments (See Note 14).

As discussed in Note 14, our reportable segments were changed in the first quarter 2009.  As a result of these changes, the newly formed Earthmoving, Excavation and Mining reportable segments have been allocated goodwill of $43 million, $39 million and $30 million, respectively.  The goodwill was reallocated primarily from the former reportable segments of EAME Operations, Heavy Construction & Mining and Infrastructure Development.  Additionally, goodwill of $22 million was reallocated to Building Construction Products from the All Other category, while goodwill of $478 million was reallocated to the All Other category from the former Industrial Power Systems reportable segment.  Goodwill associated with the newly formed Cat Japan reportable segment was previously included in the All Other category.

8.	Available-For-Sale Securities

We have investments in certain debt and equity securities, primarily at Cat Insurance, that have been classified as available-for-sale and recorded at fair value based upon quoted market prices. These fair values are included in Other assets in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the FIFO ("first-in, first-out") method for debt instruments and the specific identification method for equity securities.  Realized gains and losses are included in Other income (expense) in the Consolidated Statement of Results of Operations.

Effective April 1, 2009, we adopted the new accounting and disclosure requirements regarding recognition and presentation of other-than-temporary impairments.  See Note 2 for additional information.

	September 30, 2009			December 31, 2008
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$14	$—	$14	$14	$1	$15
Other U.S. and non-U.S. government bonds	59	1	60	15	(1)	14

Corporate bonds
Corporate bonds	444	19	463	343	(22)	321
Asset-backed securities	147	(11)	136	165	(27)	138

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	306	14	320	319	5	324
Residential mortgage-backed securities	65	(12)	53	79	(19)	60
Commercial mortgage-backed securities	179	(17)	162	176	(47)	129

Equity securities
Large capitalization value	86	14	100	126	(13)	113
Smaller company growth	18	5	23	20	(2)	18
Total	$1,318	$13	$1,331	$1,257	$(125)	$1,132

In first quarter 2009, we recognized pretax charges for "other-than-temporary" declines in the market values of equities securities in the Cat Insurance investment portfolios of $11 million.  These charges were accounted for as a realized loss and were included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	September 30, 2009
	Less than 12 months 1		12 months or more 1		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds	$2	$—	$—	$—	$2	$—
Other U.S. and non-U.S. government bonds	2	—	5	—	7	—

Corporate bonds
Corporate bonds	10	—	24	2	34	2
Asset-backed securities	4	2	49	13	53	15

Mortgage-backed debt securities
U.S. governmental agency mortgage- backed securities	7	—	3	—	10	—
Residential mortgage-backed securities	—	—	53	12	53	12
Commercial mortgage-backed securities	15	1	115	17	130	18

Equity securities
Large capitalization value	5	—	26	4	31	4
Smaller company growth	1	—	2	—	3	—

Total	$46	$3	$277	$48	$323	$51

1	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	December 31, 2008
	Less than 12 months 1		12 months or more 1		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
Other U.S. and non-U.S. government bonds	$—	$—	$8	$1	$8	$1

Corporate bonds
Corporate bonds	176	18	33	5	209	23
Asset-backed securities	101	16	30	11	131	27

Mortgage-backed debt securities
U.S. governmental agency mortgage- backed securities	7	—	19	1	26	1
Residential mortgage-backed securities	32	6	27	14	59	20
Commercial mortgage-backed securities	71	15	59	32	130	47

Equity securities
Large capitalization value	60	13	5	2	65	15
Smaller company growth	7	2	—	—	7	2

Total	$454	$70	$181	$66	$635	$136

1	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Government Debt.  The unrealized losses on our investments in other U.S. and non-U.S. government bonds are the result of changes in interest rates since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily-impaired as of September 30, 2009.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to an increase in credit-related yield spreads, risk aversion and heightened volatility in the financial markets since initial purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily-impaired as of September 30, 2009.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate primarily to an increase in housing delinquencies and default rates, credit-related yield spreads, risk aversion and heightened volatility in the financial markets.  Continued weakness and lack of liquidity in the commercial sector continues to impact valuations.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily-impaired as of September 30, 2009.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  Despite continued strengthening in equity returns during the third quarter of 2009, the remaining unrealized losses in both the large and smaller company portfolios can be attributed to the weak economic conditions over the last 12 to 18 months.  In each case where unrealized losses exist, the respective company's management is taking corrective action to increase shareholder value.   We do not consider these investments to be other-than-temporarily-impaired as of September 30, 2009.

The fair value of the available-for-sale debt securities at September 30, 2009, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$26
Due after one year through five years	$408
Due after five years through ten years	$236
Due after ten years	$538

Proceeds from available-for-sale securities during the three and nine months ended September 30, 2009 were $62 million and $232 million, respectively.  Proceeds from available-for-sale securities during the three and nine months ended September 30, 2008 were $119 million and $292 million, respectively.  Gross gains of $1 million and $2 million, and gross losses of $3 million and $10 million were included in current earnings for the three and nine months ended September 30, 2009, respectively.  Gross gains of $5 million and $16 million, and gross losses of $9 million and $18 million were included in current earnings for the three and nine months ended September 30, 2008, respectively.

9.	Postretirement Benefits

A. Pension and postretirement benefit plan costs

As discussed in Note 18, first quarter 2009 voluntary and involuntary separation programs impacted employees participating in certain U.S. and non-U.S. pension and other postretirement benefit plans.  Due to the significance of these events, certain plans were re-measured as of January 31, 2009 and March 31, 2009 as follows:

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

In March 2009, we amended our U.S. support and management other postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older will enroll in individual health plans that work with Medicare and will no longer participate in a Caterpillar-sponsored group health plan.  In addition, Caterpillar will fund a tax-advantaged Health Reimbursement Arrangement (HRA) to assist the retirees with medical expenses.  The plan amendment required a plan re-measurement as of March 31, 2009, which resulted in a decrease in our Liability for postretirement benefits of $432 million and an increase in Accumulated other comprehensive income of $272 million after-tax.  The decrease will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees in the plan.  The amendment reduced other postretirement benefits expense by approximately $20 million and $40 million for the three and nine months ended September 30, 2009.

The re-measurements did not have a material impact on our benefit obligations, plan assets or funded status.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
For the three months ended:
Components of net periodic benefit cost:
Service cost	$42	$49	$21	$22	$17	$22
Interest cost	173	157	34	40	68	76
Expected return on plan assets	(193)	(220)	(43)	(50)	(26)	(34)
Amortization of:
Transition obligation / (asset)	—	—	—	1	—	—
Prior service cost / (credit) 1	7	8	1	1	(13)	(8)
Net actuarial loss / (gain)	62	33	7	8	4	16
Total cost included in operating profit	$91	$27	$20	$22	$50	$72

	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
For the nine months ended:
Components of net periodic benefit cost:
Service cost	$134	$149	$65	$64	$53	$65
Interest cost	515	471	104	118	211	230
Expected return on plan assets	(584)	(661)	(129)	(150)	(85)	(103)
Amortization of:
Transition obligation / (asset)	—	—	—	1	1	1
Prior service cost / (credit) 1	21	24	1	3	(26)	(26)
Net actuarial loss / (gain)	185	100	29	24	14	48
Net period benefit cost	271	83	70	60	168	215
Curtailments, settlements and special termination benefits 2	130	—	9	—	62	—
Total cost included in operating profit	$401	$83	$79	$60	$230	$215

Weighted-average assumptions used to determine net cost:
Discount rate	6.3%	5.8%	4.7%	5.3%	6.2%	5.8%
Expected return on plan assets	8.5%	9.0%	6.6%	7.6%	8.5%	9.0%
Rate of compensation increase	4.5%	4.5%	3.7%	4.0%	4.4%	4.4%

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

We made $988 million of contributions to our U.S. and non-U.S. pension plans during the nine months ended September 30, 2009, including a voluntary contribution to our U.S. plans of 18.2 million shares ($650 million) in Caterpillar stock, held as treasury stock.  We currently anticipate additional cash contributions of approximately $60 million during the remainder of the year.

As discussed in Note 2, we adopted the year-end measurement date provisions of the guidance on employers' accounting for defined benefit pension and other postretirement plans as of January 1, 2008.

B. Defined contribution benefit plan costs

Beginning in June 2009, we began funding our employer matching contribution for certain U.S. defined contribution plans in Caterpillar stock, held as treasury stock.   As of September 30, 2009, we have made $38 million (0.9 million shares) of matching contributions in Caterpillar stock.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2009	2008	2009	2008
U.S. Plans	$65	$16	$159	$99
Non-U.S. Plans	7	8	22	25
	$72	$24	$181	$124

10.	Guarantees and Product Warranty

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

Cat Financial has provided a limited indemnity to a third-party bank for $22 million resulting from the assignment of certain leases to that bank. The indemnity is for the possibility that the insurers of these leases would become insolvent. The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of the guarantees noted above.  At September 30, 2009 and December 31, 2008, the related liability was $15 million and $14 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30,	December 31,
	2009	2008
Guarantees with Caterpillar dealers	$89	$100
Guarantees with customers	248	136
Limited indemnity	22	25
Guarantees – other	64	43
Total guarantees	$423	$304

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust ("Trust") that qualifies as a variable interest entity.  The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.   At December 31, 2008, we determined that we were the primary beneficiary of the Trust as our guarantee would require us to absorb a majority of the entity's expected losses, and therefore consolidated the financial position of the Trust in the Consolidated Statement of Financial Position.  As of September 30, 2009, the Trust's assets of $261 million are primarily comprised of loans to dealers and the liabilities of $261 million are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement. Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.  For the nine months ended September 30, 2009, the liability related to pre-existing warranties increased $190 million based on higher than expected actual warranty claim experience.

(Millions of dollars)	2009
Warranty liability, January 1	$1,201
Reduction in liability (payments)	(806)
Changes in estimates for pre-existing warranties	190
Increase in liability (new warranties)	532
Warranty liability, September 30	$1,117

(Millions of dollars)	2008
Warranty liability, January 1	$1,045
Reduction in liability (payments)	(1,074)
Increase in liability (new warranties)	1,230
Warranty liability, December 31	$1,201

11.	Computations of Profit Per Share

		Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions except per share data)		2009	2008	2009	2008
I.	Profit for the period (A) 1:	$404	$868	$663	$2,896

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	622.4	607.0	612.1	613.2
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	13.1	17.8	8.5	20.0
	Average common shares outstanding for fully diluted computation (C)	635.5	624.8	620.6	633.2

III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$0.65	$1.43	$1.08	$4.72
	Assuming full dilution (A/C)	$0.64	$1.39	$1.07	$4.57

1	Profit attributable to common stockholders.

For the three and nine months ended September 30, 2009, there were outstanding SARs and stock options to purchase 18,596,141 and 29,017,743 common shares, respectively, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.  SARs and stock options to purchase 4,857,021 common shares were outstanding for both the three and nine months ended September 30, 2008, which were antidilutive.

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

On February 8, 2009, an incident at Caterpillar's Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River. In coordination with state and federal authorities, appropriate remediation measures have been taken. On February 23, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven Counts of violations of state environmental laws and regulations.  Each Count seeks injunctive relief, as well as statutory penalties of $50,000 per violation and $10,000 per day of violation. In addition, on March 5, the U.S. EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action, indicating EPA's intent to seek civil penalties for violations of the Clean Water Act and Oil Pollution Act.  The Notice of Intent seeks up to $16,000 per day of violation.  Neither the Complaint nor the Notice of Intent quantifies the total number of violations or total number of days during which violations are alleged to have occurred. At this time, we do not believe these proceedings will have a material impact on our consolidated results of operations, financial position or liquidity.

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

13.	Income Taxes

The Provision (benefit) for income taxes in the first nine months of 2009 reflects a discrete period effective tax rate of -40.6 percent.  The -40.6 percent tax rate for 2009 is primarily attributable to tax benefits related to prior year tax returns of $129 million, along with a more favorable geographic mix of profits and losses from a tax perspective and a larger percentage benefit from U.S. permanent differences and credits including the research and development tax credit.  The prior year tax benefits primarily resulted from the U.S. settlement of tax years 1995 to 1999 and the true-up of estimated amounts used in the 2008 tax provision to the U.S. tax return as filed.  The settlement with the U.S. Internal Revenue Service (IRS) for tax years 1995 through 1999 resulted in a $46 million tax benefit related primarily to the true-up of estimated credits, a $14 million tax benefit to remeasure previously unrecognized tax benefits related to foreign sales corporation (FSC) commissions, and a $22 million benefit to adjust related estimated interest, net of tax.  A discrete calculation was used to report the tax provision for the first nine months of 2009 rather than an estimated annual tax rate as the estimated range of annual profit before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate.

For the first nine months of 2008, the provision reflected an estimated annual tax rate of 31.3 percent, excluding discrete benefits of $47 million.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits is as follows:

(Millions of dollars)	20091
Unrecognized tax benefits, January 1	$803
Additions for tax positions related to current year	36
Additions for tax positions related to prior years	42
Reductions for tax positions related to prior years	(42)
Reductions for settlements2	(61)
Reductions for expiration of statute of limitations	(11)
Unrecognized tax benefits, September 30	$767

(Millions of dollars)	20081
Unrecognized tax benefits, January 1	$703
Additions for tax positions related to current year	126
Additions for tax positions related to prior years	38
Reductions for tax positions related to prior years	(48)
Reductions for settlements2	(4)
Reductions for expiration of statute of limitations	(12)
Unrecognized tax benefits, December 31	$803

1	Foreign currency translation amounts are included within each line as applicable.
2	Includes cash payment or other reduction of assets to settle liability.

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate at September 30, 2009 and December 31, 2008 were $584 million and $646 million, respectively.

We classify interest and penalties on income taxes as a component of the Provision (benefit) for income taxes. We recognized interest and penalties of $(14) million and $18 million during the nine months ended September 30, 2009 and the twelve months ended December 31, 2008, respectively.  The 2009 amount includes the benefit from adjustments for the 1995 through 1999 settlement as discussed above.  The total amount of net interest and penalties accrued was $102 million and $116 million at September 30, 2009 and December 31, 2008, respectively.

If global recessionary conditions continue, it is reasonably possible that increases in valuation allowances against deferred tax assets of certain non-U.S. entities may be required in the next twelve months.

14.	Segment Information

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

▪
Centers of excellence divisions are cost centers primarily responsible for Caterpillar's most critical/differentiating processes in the areas of Marketing and Product Support, Production and Product Development.  Previously these organizations were considered service divisions.

The segment information for 2008 has been retrospectively adjusted to conform to the 2009 presentation.

Our measurement system is complex and is designed to evaluate performance and to drive continuous improvement.  We have chosen to disclose financial results by our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis rather than by reportable segment based on the following:

▪	Our Machinery and Engines businesses are vertically integrated and there are a significant amount of inter-segment transactions that make information for individual segments less meaningful.
▪
A significant amount of corporate and other costs ($365 million and $1,110 million for the three and nine months ended September 30, 2009, respectively, and $335 million and $1,021 million for the three and nine months ended September 30, 2008, respectively) are allocated to Machinery and Engines business divisions based on budgeted external and inter-segment sales.  It would be difficult to provide meaningful information by reportable segment for these costs as the allocation method does not directly reflect the benefited segment and the allocation is done in total, not by financial statement line item.  In addition, the budgeted amount is allocated to segments; any differences from budget are treated as a reconciling item between reportable segment and consolidated results.

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

In summary, due to Caterpillar's high level of integration and our concern that segment disclosures has limited value for our external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 43.

B.	Description of segments

Profit center divisions meet the definition of "operating segments" specified in the accounting guidance on segment reporting; however, the cost center divisions do not.  Following is a brief description of our eleven reportable segments and the business activities included in all other operating segments:

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

All Other:  Primarily includes activities such as: the product management, development, marketing, sales and product support of large wheel loaders, quarry and construction trucks, wheel tractor scrapers, wheel dozers, compactors and select work tools.  Also responsible for manufacturing of select machines in Asia; the product management, development, manufacture, marketing, sales and product support of reciprocating engines used in industrial applications; the product management, development, manufacture, marketing, sales and product support of machinery and engine components, electronics and control systems; the product management, development, manufacture, remanufacture, maintenance and service of rail-related products and services; remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the product management, development, manufacture, marketing, sales and product support of paving products.  Results for All Other operating segments are included as reconciling items between reportable segments and consolidated external reporting.

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
▪
Certain corporate and other costs are allocated and included in the business division's accountable profit at budgeted levels.  Any differences from budget are treated as reconciling items.  Previously all these costs were excluded from accountable profit.  The allocation is based on budgeted external and inter-segment sales and costs are not assigned to individual financial statement line items.

	▪	Interest expense is not included in Machinery and Engines segment results. Previously interest expense was imputed (i.e., charged) to profit centers based on their level of accountable assets.
	▪	Certain corporate assets are allocated and included in the business division's assets. Previously they were reconciling items between segment and consolidated reporting.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 28 to 34 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit (loss), we have grouped the reconciling items as follows:

▪
Corporate costs:  Certain corporate costs are allocated and included in the business division's accountable profit at budgeted levels.  Any differences are treated as reconciling items.  Previously all these costs were excluded from accountable profit.  These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

▪
Redundancy costs:  Redundancy costs include pension and other postretirement benefit plan curtailments, settlements and special termination benefits as well as employee separation charges. Most of these costs are reconciling items between accountable profit and consolidated profit before tax. Table "Reconciliation of Redundancy Costs" on pages 31 to 32 has been included to illustrate how segment accountable profit would have been impacted by the redundancy costs.  See Notes 9 and 18 for more information.

▪	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.
▪	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments Three Months Ended September 30, (Millions of dollars)
	2009
	External sales and revenues	Inter-segment sales and revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at September 30	Capital expenditures
Building Construction Products	$294	$5	$299	$9	$(53)	$811	$6
Cat Japan	286	132	418	33	(78)	2,612	24
Earthmoving	625	14	639	25	(137)	2,048	23
Electric Power	455	7	462	7	—	760	5
Excavation	446	8	454	17	(105)	1,232	18
Large Power Systems	526	585	1,111	48	(43)	2,632	56
Logistics	176	309	485	27	116	837	10
Marine & Petroleum Power	598	19	617	5	44	773	9
Mining	531	16	547	18	7	1,163	8
Turbines	964	1	965	14	231	842	17
Total Machinery & Engines	$4,901	$1,096	$5,997	$203	$(18)	$13,710	$176
Financing & Insurance Services	782	—	782	188	95	28,614	310
Total	$5,683	$1,096	$6,779	$391	$77	$42,324	$486

	2008
	External sales and revenues	Inter-segment sales and revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at December 31	Capital expenditures
Building Construction Products	$779	$14	$793	$9	$(35)	$878	$11
Cat Japan	—	—	—	—	—	3,165	—
Earthmoving	1,904	34	1,938	21	125	2,477	64
Electric Power	955	10	965	6	82	1,068	16
Excavation	1,493	27	1,520	14	(13)	1,646	29
Large Power Systems	826	1,447	2,273	50	163	3,055	83
Logistics	218	411	629	26	97	971	32
Marine & Petroleum Power	1,086	22	1,108	4	114	758	17
Mining	1,083	73	1,156	18	155	1,339	17
Turbines	765	5	770	14	120	943	26
Total Machinery & Engines	$9,109	$2,043	$11,152	$162	$808	$16,300	$295
Financing & Insurance Services	891	—	891	195	172	32,900	398
Total	$10,000	$2,043	$12,043	$357	$980	$49,200	$693

Reportable Segments Nine Months Ended September 30, (Millions of dollars)
	2009
	External sales and revenues	Inter-segment sales and revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at September 30	Capital expenditures
Building Construction Products	$867	$16	$883	$26	$(186)	$811	$14
Cat Japan	924	614	1,538	107	(243)	2,612	82
Earthmoving	2,373	55	2,428	70	(301)	2,048	69
Electric Power	1,774	17	1,791	20	127	760	12
Excavation	1,638	45	1,683	47	(321)	1,232	36
Large Power Systems	1,602	2,508	4,110	142	60	2,632	92
Logistics	523	937	1,460	81	312	837	29
Marine & Petroleum Power	2,201	48	2,249	13	212	773	34
Mining	2,203	84	2,287	58	229	1,163	28
Turbines	2,604	8	2,612	44	621	842	36
Total Machinery & Engines	$16,709	$4,332	$21,041	$608	$510	$13,710	$432
Financing & Insurance Services	2,377	—	2,377	550	328	28,614	753
Total	$19,086	$4,332	$23,418	$1,158	$838	$42,324	$1,185

	2008
	External sales and revenues	Inter-segment sales and revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at December 31	Capital expenditures
Building Construction Products	$2,574	$45	$2,619	$26	$(35)	$878	$32
Cat Japan	—	—	—	—	—	3,165	—
Earthmoving	5,735	110	5,845	61	438	2,477	154
Electric Power	2,561	20	2,581	17	196	1,068	31
Excavation	4,645	83	4,728	39	93	1,646	71
Large Power Systems	2,556	3,932	6,488	139	534	3,055	247
Logistics	665	1,181	1,846	85	317	971	64
Marine & Petroleum Power	2,881	55	2,936	11	290	758	42
Mining	3,058	173	3,231	40	454	1,339	41
Turbines	2,338	9	2,347	40	420	943	58
Total Machinery & Engines	$27,013	$5,608	$32,621	$458	$2,707	$16,300	$740
Financing & Insurance Services	2,699	—	2,699	574	574	32,900	1,118
Total	$29,712	$5,608	$35,320	$1,032	$3,281	$49,200	$1,858

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2009:
Total external sales and revenues from reportable segments	$4,901	$782	$—		$5,683
All other operating segments	1,686	—	—		1,686
Other	(4)	6	(73)	1	(71)
Total sales and revenues	$6,583	$788	$(73)		$7,298

Three Months Ended September 30, 2008:
Total external sales and revenues from reportable segments	$9,109	$891	$—		$10,000
All other operating segments	3,052	—	—		3,052
Other	(13)	6	(64)	1	(71)
Total sales and revenues	$12,148	$897	$(64)		$12,981

1	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2009:
Total external sales and revenues from reportable segments	$16,709	$2,377	$—		$19,086
All other operating segments	5,633	—	—		5,633
Other	5	21	(247)	1	(221)
Total sales and revenues	$22,347	$2,398	$(247)		$24,498

Nine Months Ended September 30, 2008:
Total external sales and revenues from reportable segments	$27,013	$2,699	$—		$29,712
All other operating segments	8,960	—	—		8,960
Other	(49)	20	(242)	1	(271)
Total sales and revenues	$35,924	$2,719	$(242)		$38,401

1	Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended September 30, 2009:
Total accountable profit from reportable segments	$(18)	$95	$77
All other operating segments	(69)	—	(69)
Cost centers	22	—	22
Corporate costs	44	—	44
Timing	72	—	72
Redundancy costs	7	1	8
Methodology differences:
Inventory/cost of sales	145	—	145
Postretirement benefit expense	8	—	8
Financing costs	(125)	—	(125)
Equity in profit of unconsolidated affiliated companies	(1)	—	(1)
Currency	66	—	66
Other methodology differences	5	—	5
Total profit before taxes	$156	$96	$252

Three Months Ended September 30, 2008:
Total accountable profit from reportable segments	$808	$172	$980
All other operating segments	338	—	338
Cost centers	26	—	26
Corporate costs	(30)	—	(30)
Timing	(15)	—	(15)
Methodology differences:
Inventory/cost of sales	(3)	—	(3)
Postretirement benefit expense	13	—	13
Financing costs	(58)	—	(58)
Equity in profit of unconsolidated affiliated companies	(12)	1	(11)
Currency	50	—	50
Other methodology differences	(28)	(2)	(30)
Total profit before taxes	$1,089	$171	$1,260

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Nine Months Ended September 30, 2009:
Total accountable profit from reportable segments	$510	$328	$838
All other operating segments	(25)	—	(25)
Cost centers	34	—	34
Corporate costs	181	—	181
Timing	70	—	70
Redundancy costs	(610)	(10)	(620)
Methodology differences:
Inventory/cost of sales	100	—	100
Postretirement benefit expense	33	—	33
Financing costs	(413)	—	(413)
Equity in profit of unconsolidated affiliated companies	(1)	—	(1)
Currency	206	—	206
Other methodology differences	41	(3)	38
Total profit before taxes	$126	$315	$441

Nine Months Ended September 30, 2008:
Total accountable profit from reportable segments	$2,707	$574	$3,281
All other operating segments	1,178	—	1,178
Cost centers	52	—	52
Corporate costs	(121)	—	(121)
Timing	(14)	—	(14)
Methodology differences:
Inventory/cost of sales	3	—	3
Postretirement benefit expense	45	—	45
Financing costs	(201)	—	(201)
Equity in profit of unconsolidated affiliated companies	(33)	1	(32)
Currency	6	—	6
Other methodology differences	(59)	1	(58)
Total profit before taxes	$3,563	$576	$4,139

Reconciliation of Redundancy costs:

As noted above, redundancy costs are a reconciling item between Accountable profit (loss) and Consolidated profit (loss) before tax.  For the three and nine months ended September 30, 2009, redundancy costs of $6 million and $21 million, respectively, were charged to operating segments.  Had we included the remaining amounts in the segments' results, the Accountable profit (loss) would have been as shown below:

(Millions of dollars)	Accountable profit (loss)	Redundancy costs and adjustments	Accountable profit (loss) with redundancy costs
Three Months Ended September 30, 2009:
Building Construction Products	$(53)	$—	$(53)
Cat Japan	(78)	—	(78)
Earthmoving	(137)	4	(133)
Electric Power	—	—	—
Excavation	(105)	1	(104)
Large Power Systems	(43)	—	(43)
Logistics	116	—	116
Marine & Petroleum Power	44	—	44
Mining	7	—	7
Turbines	231	—	231
Financing & Insurance Services	95	1	96
All other operating segments	(69)	2	(67)
Consolidated Total	$8	$8	$16

(Millions of dollars)	Accountable profit (loss)	Redundancy costs and adjustments	Accountable profit (loss) with redundancy costs
Nine Months Ended September 30, 2009:
Building Construction Products	$(186)	$(40)	$(226)
Cat Japan	(243)	(3)	(246)
Earthmoving	(301)	(85)	(386)
Electric Power	127	(22)	105
Excavation	(321)	(59)	(380)
Large Power Systems	60	(89)	(29)
Logistics	312	(29)	283
Marine & Petroleum Power	212	(10)	202
Mining	229	(53)	176
Turbines	621	—	621
Financing & Insurance Services	328	(10)	318
All other operating segments	(25)	(220)	(245)
Consolidated Total	$813	$(620)	$193

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
September 30, 2009:
Total accountable assets from reportable segments	$13,710	$28,614	$—	$42,324
All other operating segments	8,337	—	—	8,337
Items not included in segment assets:
Cash and short-term investments	1,826	2,362	—	4,188
Intercompany receivables	96	1,048	(1,144)	—
Investment in Financial Products	4,445	—	(4,445)	—
Deferred income taxes and prepaids	4,797	131	(459)	4,469
Intangible assets and other assets	1,230	242	—	1,472
Liabilities included in segment assets	2,251	7	—	2,258
Inventory methodology differences	(2,716)	—	—	(2,716)
Other	613	(107)	—	506
Total assets	$34,589	$32,297	$(6,048)	$60,838

December 31, 2008:
Total accountable assets from reportable segments	$16,300	$32,900	$—	$49,200
All other operating segments	9,245	—	—	9,245
Items not included in segment assets:
Cash and short-term investments	1,517	1,219	—	2,736
Intercompany receivables	540	76	(616)	—
Investment in Financial Products	3,788	—	(3,788)	—
Deferred income taxes and prepaids	4,759	244	(474)	4,529
Intangible assets and other assets	1,224	29	—	1,253
Liabilities included in segment assets	2,967	—	—	2,967
Inventory methodology differences	(2,747)	—	—	(2,747)
Other	686	(87)	—	599
Total assets	$38,279	$34,381	$(4,878)	$67,782

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2009:
Total accountable depreciation and amortization from reportable segments	$203	$188	$—	$391
Items not included in segment depreciation and amortization:
All other operating segments	128	—	—	128
Cost centers	43	—	—	43
Other	(1)	—	—	(1)
Total depreciation and amortization	$373	$188	$—	$561

Three Months Ended September 30, 2008:
Total accountable depreciation and amortization from reportable segments	$162	$195	$—	$357
Items not included in segment depreciation and amortization:
All other operating segments	107	—	—	107
Cost centers	43	—	—	43
Other	(6)	—	—	(6)
Total depreciation and amortization	$306	$195	$—	$501

Reconciliation of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2009:
Total accountable depreciation and amortization from reportable segments	$608	$550	$—	$1,158
Items not included in segment depreciation and amortization:
All other operating segments	357	—	—	357
Cost centers	129	—	—	129
Other	(11)	—	—	(11)
Total depreciation and amortization	$1,083	$550	$—	$1,633

Nine Months Ended September 30, 2008:
Total accountable depreciation and amortization from reportable segments	$458	$574	$—	$1,032
Items not included in segment depreciation and amortization:
All other operating segments	308	—	—	308
Cost centers	127	—	—	127
Other	(14)	—	—	(14)
Total depreciation and amortization	$879	$574	$—	$1,453

Reconciliation of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2009:
Total accountable capital expenditures from reportable segments	$176	$310	$—	$486
Items not included in segment capital expenditures:
All other operating segments	106	—	—	106
Cost centers	23	—	—	23
Other	2	—	(3)	(1)
Total capital expenditures	$307	$310	$(3)	$614

Three Months Ended September 30, 2008:
Total accountable capital expenditures from reportable segments	$295	$398	$—	$693
Items not included in segment capital expenditures:
All other operating segments	169	—	—	169
Cost centers	68	—	—	68
Other	9	—	(8)	1
Total capital expenditures	$541	$398	$(8)	$931

Reconciliation of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2009:
Total accountable capital expenditures from reportable segments	$432	$753	$—	$1,185
Items not included in segment capital expenditures:
All other operating segments	239	—	—	239
Cost centers	78	—	—	78
Other	—	—	(4)	(4)
Total capital expenditures	$749	$753	$(4)	$1,498

Nine Months Ended September 30, 2008:
Total accountable capital expenditures from reportable segments	$740	$1,118	$—	$1,858
Items not included in segment capital expenditures:
All other operating segments	444	—	—	444
Cost centers	154	—	—	154
Other	7	—	(19)	(12)
Total capital expenditures	$1,345	$1,118	$(19)	$2,444

15.	Securitizations

Cat Financial sells certain finance receivables relating to retail installment sale contracts and finance leases as part of their asset-backed securitization program.  In addition, Cat Financial has sold interests in wholesale receivables to third-party commercial paper conduits.  These transactions provide a source of liquidity and allow for better management of Cat Financial's balance sheet capacity.

Securitized Retail Installment Sale Contracts and Finance Leases
Cat Financial periodically sells certain finance receivables relating to retail installment sale contracts and finance leases to special-purpose entities (SPEs) as part of their asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs, typically trusts, are considered to be qualifying special-purpose entities (QSPEs) and thus, in accordance with accounting for transfers and servicing of financial assets, are not consolidated.  The QSPEs issue debt to pay for the finance receivables they acquire from Cat Financial.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the QSPEs.  The assets of the QSPEs are legally isolated and are not available to pay the creditors of Cat Financial or any other of their affiliates.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the QSPEs in a true sale and the QSPEs are separate legal entities.  The investors and the securitization trusts have no recourse to any of Cat Financial's other assets for failure of debtors to pay when due.

Cat Financial retains interests in the retail finance receivables that are sold through their asset-backed securitization program.  Retained interests include subordinated certificates, an interest in future cash flows (excess) and reserve accounts.  Retained interests in securitized assets are classified as available-for-sale securities and are included in Other assets in the Consolidated Statement of Financial Position at fair value.  Cat Financial estimates fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates.  These assumptions are based on historical experience, market trends and anticipated performance relative to the particular assets securitized. Cat Financial periodically evaluates for impairment and recognizes the credit component of an other-than-temporary impairment in Profit and the noncredit component in Accumulated other comprehensive income (loss) for those retained interests in which Cat Financial does not intend to sell and it is not likely that they will be required to sell prior to recovery.

During the second quarter of 2008, Cat Financial sold certain finance receivables relating to retail installment sale contracts and finance leases to a SPE as part of Cat Financial's asset-backed securitization program. Net cash proceeds received were $600 million and a net gain of $12 million was recorded in Revenues of Financial Products on the Consolidated Statement of Results of Operations at the time of sale and was based on the estimated fair value of the assets sold and retained and liabilities incurred, net of transaction costs. Retained interests included subordinated certificates with an initial fair value of $27 million, an interest in future cash flows (excess) with an initial fair value of $8 million and a reserve account with an initial fair value of $9 million. Significant assumptions used to estimate the fair value of the retained interests included a 7.2 percent discount rate, a weighted-average prepayment rate of 14.5 percent and expected credit losses of 1.55 percent.

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, Cat Financial may from time to time provide additional reserve support to previously issued asset-backed securitizations.  During the second quarter of 2009 and third quarter of 2008, Cat Financial deposited $80 million and $19 million, respectively, into supplemental reserve accounts for the securitization transactions to maintain the credit ratings assigned to the transactions, as loss experiences have been higher than anticipated primarily due to the adverse economic conditions in the U.S.  Due to the significant value of the deposit in second quarter of 2009, written consent was obtained from the third-party beneficial interest holders of the securitization transactions.  The QSPE conditions were reviewed and the trusts continue to maintain QSPE status.  These deposits resulted in an increase in Cat Financial's retained interests.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $99 million (cost basis of $107 million) and $52 million (cost basis of $61 million) as of September 30, 2009 and December 31, 2008, respectively. The fair value of the retained interests as of September 30, 2009 that has been in a continuous unrealized loss position for twelve months or longer totaled $99 million (cost basis of $107 million).  As of December 31, 2008 there were no retained interests in a continuous unrealized loss position for twelve months or longer. Key assumptions used to determine the fair value of the retained interests as of such dates were:

	September 30, 2009	December 31, 2008
Cash flow weighted-average discount rates on retained interests	9.4% to 12.6%	16.7% to 23.3%
Weighted-average maturity in months	24	28
Expected prepayment rate	17.5%	19.0%
Expected credit losses	4.8%	1.7% to 3.1%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, Cat Financial performs a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of the estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Cat Financial's sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all retained interests as of September 30, 2009 and December 31, 2008 would be $11 million or less and $8 million or less, respectively.

During 2009 and 2008, the assumptions used to determine the expected cash flows for Cat Financial's securitization transactions were revised, which resulted in other-than-temporary impairments.  The impairments recognized in earnings were primarily driven by an increase in the credit loss assumption due to the continuing adverse economic conditions in the U.S.  The noncredit related component recorded in Accumulated other comprehensive income (loss) was primarily driven by changes in discount rates.

	Three Months Ended		Nine Months Ended
(Millions of dollars)	September 30,		September 30,
	2009	2008	2009	2008
Total other-than-temporary impairment losses	$—	$6	$46	$13
Portion of losses recognized in Accumulated other comprehensive income (loss) before taxes 1	2	—	(13)	—
Net impairment losses recognized in earnings 2	$2	$6	$33	$13

1	Balances above exclude $5 million of gross gains recorded in OCI related to the securitization retained interest for the three and nine months ended September 30, 2009.
2	Recorded in Revenues of Financial Products on the Consolidated Statement of Results of Operations.

The following tables present a roll forward of the balance of the credit-related impairment losses on Cat Financial's securitized retained interests for which a portion of the other-than-temporary impairment was recognized in Accumulated other comprehensive income (loss):

(Millions of dollars)	Three Months Ended September 30, 2009
Cumulative credit loss as of July 1, 2009	$8
Credit losses for which an other-than-temporary impairment was previously recognized	2
Cumulative credit loss as of September 30, 2009	$10

(Millions of dollars)	Nine Months Ended September 30, 2009
Cumulative credit loss as of January 1, 2009	$—
Credit losses for which an other-than-temporary impairment was previously recognized	10
Cumulative credit loss as of September 30, 2009	$10

Cat Financial also retained servicing responsibilities and received a servicing fee of approximately one percent of the remaining value of the finance receivables.

Sales and Servicing of Trade Receivables
Our Machinery and Engines operations generate trade receivables from the sale of inventory to dealers and customers. Certain of these receivables are sold to Cat Financial.

Cat Financial has sold interests in a certain pool of trade receivables through a revolving structure to third-party commercial paper conduits, asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by Cat Financial. In accordance with accounting for transfers and servicing of financial assets, the transfers to the conduits are accounted for as sales. Cat Financial services the sold trade receivables and receives an annual servicing fee of approximately 0.5% of the average outstanding principal balance. Consolidated expenses of $0 and $2 million related to the sale of trade receivables were recognized for the three months ended September 30, 2009 and 2008, respectively, and $4 million and $7 million for the nine months ended September 30, 2009 and 2008, respectively.  These expenses are included in Other income (expense) in the Consolidated Statement of Results of Operations.  As of December 31, 2008, the outstanding principal balance of the sold trade receivables was $240 million.  Cat Financial's remaining interest in this pool of trade receivables as of December 31, 2008 of $1,432 million is included in Receivables-trade and other in the Consolidated Statement of Financial Position.  As of September 30, 2009, there were no trade receivables sold to the third-party commercial paper conduits.

The cash collections from this pool of trade receivables are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduits. The third-party commercial paper conduits have no recourse to Cat Financial's assets, other than the remaining interest, for failure of debtors to pay when due.

16.	Redeemable Noncontrolling Interest – Caterpillar Japan Ltd.

On August 1, 2008, Shin Caterpillar Mitsubishi Ltd. (SCM) completed the first phase of a share redemption plan whereby SCM redeemed half of MHI's shares in SCM.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan).  Both Cat Japan and MHI have options, exercisable after five years, to require the redemption of the remaining shares owned by MHI, which if exercised, would make Caterpillar the sole owner of Cat Japan.

The remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit.  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.  During the second and third quarters of 2009, the estimated redemption value decreased, resulting in adjustments to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $37 million in the second quarter and increased by $54 million in the third quarter due to these adjustments.  As of September 30, 2009, the fair value of the redeemable noncontrolling interest remained greater than the estimated redemption value.

We estimate the fair value of the redeemable noncontrolling interest using a discounted five year forecasted cash flow with a year-five residual value.  If worldwide economic conditions deteriorate and Cat Japan's business forecast is negatively impacted, it is reasonably possible that the fair value of the redeemable noncontrolling interest may fall below the estimated redemption value in the near term.  Should this occur, profit would be reduced in the profit per common share computation by the difference between the redemption value and the fair value.  Lower long-term growth rates, reduced long-term profitability as well as changes in interest rates, costs, pricing, capital expenditures and general market conditions may reduce the fair value of the redeemable noncontrolling interest.

With the consolidation of Cat Japan's results of operations, 33 percent of Cat Japan's comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit.  For the nine months ended September 30, 2009, the carrying value had decreased by $41 million due to Cat Japan's comprehensive loss. This resulted in an offsetting $41 million adjustment to increase the carrying value to the redemption value and a corresponding reduction to Profit employed in the business.  As Cat Japan's functional currency is the Japanese yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  At September 30, 2009, the redeemable noncontrolling interest was $431 million.

17.	Fair Value Disclosures

A.	Fair value measurements

We adopted the accounting guidance on fair value measurements as of January 1, 2008.  See Note 2 for additional information.  This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with this guidance, fair value measurements are classified under the following hierarchy:

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

The guidance on fair value measurements expanded the definition of fair value to include the consideration of nonperformance risk.  Nonperformance risk refers to the risk that an obligation (either by a counterparty or Caterpillar) will not be fulfilled.  For our financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price.  For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

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

Assets and liabilities measured at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2009 and December 31, 2008 are summarized below:

(Millions of dollars)	September 30, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$14	$—	$—	$14
Other U.S. and non-U.S. government bonds	—	60	—	60

Corporate bonds
Corporate bonds	—	463	—	463
Asset-backed securities	—	136	—	136

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	320	—	320
Residential mortgage-backed securities	—	53	—	53
Commercial mortgage-backed securities	—	162	—	162

Equity securities
Large capitalization value	100	—	—	100
Smaller company growth	23	—	—	23
Total available-for-sale securities	137	1,194	—	1,331

Derivative financial instruments, net	—	297	—	297
Securitized retained interests	—	—	99	99
Total Assets	$137	$1,491	$99	$1,727

Liabilities
Guarantees	$—	$—	$15	$15
Total Liabilities	$—	$—	$15	$15

(Millions of dollars)	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities	$140	$992	$—	$1,132
Derivative financial instruments, net	—	625	—	625
Securitized retained interests	—	—	52	52
Total Assets	$140	$1,617	$52	$1,809

Liabilities
Guarantees	$—	$—	$14	$14
Total Liabilities	$—	$—	$14	$14

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2009 and 2008. These instruments, primarily related to Cat Financial, were valued using pricing models that, in management's judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2008	$52	$14
Gains or losses included in earnings (realized and unrealized)	(31)	—
Changes in Accumulated other comprehensive income (loss)	3	—
Purchases, issuances and settlements	75	1
Balance at September 30, 2009	$99	$15

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2007	$49	$12
Gains or losses included in earnings (realized and unrealized)	(7)	—
Changes in Accumulated other comprehensive income (loss)	(12)	—
Purchases, issuances and settlements	38	3
Balance at September 30, 2008	$68	$15

The amount of unrealized losses on securitized retained interests included in earnings for the nine months ended September 30, 2009 related to assets still held at September 30, 2009 was $28 million.  The amount of unrealized losses on securitized retained interests included in earnings for the nine months ended September 30, 2008 related to assets still held at September 30, 2008 were $6 million.  These losses were reported in Revenues of Financial Products in the Consolidated Statement of Results of Operations.

In addition to the amounts above, we had impaired loans of $212 million and $108 million as of September 30, 2009 and December 31, 2008, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

B.	Fair values of financial instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair value measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments.  Effective April 1, 2009, we adopted the guidance on interim disclosures about fair value of financial instruments.  See Note 2 for additional information.

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

Long-term debt
Fair value for Machinery and Engines and Financial Products fixed rate debt was estimated based on quoted market prices. For Financial Products, floating rate notes and commercial paper carrying amounts approximated fair value. For deposit obligations, carrying value approximated fair value.

Please refer to the table below for the fair values of our financial instruments.

Fair Values of Financial Instruments
	September 30,		December 31,
	2009		2008
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Reference
Asset (liability)
Cash and short-term investments	$4,188	$4,188	$2,736	$2,736
Available-for-sale securities	1,331	1,331	1,132	1,132	Note 8
Finance receivables—net (excluding finance leases1)	13,191	12,665	14,367	13,483
Wholesale inventory receivables—net (excluding finance leases1)	761	725	1,232	1,154
Short-term borrowings	(4,523)	(4,523)	(7,209)	(7,209)
Long-term debt (including amounts due within one year)
Machinery and Engines	(5,902)	(6,672)	(6,192)	(6,290)
Financial Products	(21,691)	(22,391)	(22,134)	(21,259)
Foreign currency contracts—net	219	219	254	254	Note 4
Interest rate swaps—net	74	74	371	371	Note 4
Commodity contracts—net	4	4	—	—	Note 4
Securitized retained interests	99	99	52	52	Note 15
Guarantees	(15)	(15)	(14)	(14)	Note 10

1	Total excluded items have a net carrying value at September 30, 2009 and December 31, 2008 of $8,124 million and $8,951 million, respectively.

18.	Employee Separation Charges

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

During the third quarter 2009, on-going cost reduction efforts and adjustments to existing programs resulted in a net benefit of $2 million, recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  These activities, impacting production and support and management positions worldwide, resulted in net additional employee separations of 265.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the separation charges in the fourth quarter 2008 and first, second and third quarter 2009 by geographic region:

	Machinery and Engines				Financial Products
(Millions of dollars)	North America	EAME	Latin America	Asia/ Pacific		Total
Q4 2008 Separation charges	$4	$17	$9	$—	$—	$30
Q4 2008 Benefit payments	—	(12)	(7)	—	—	(19)
Liability balance at December 31, 2008	$4	$5	$2	$—	$—	$11

Q1 2009 Separation charges	$304	$24	$9	$9	$11	$357
Q1 2009 Benefit payments	(205)	(22)	(9)	(6)	(7)	(249)
Liability balance at March 31, 2009	$103	$7	$2	$3	$4	$119

Q2 2009 Separation charges	$7	$68	$3	$7	$—	$85
Q2 2009 Benefit payments	(59)	(13)	(4)	(9)	(2)	(87)
Liability balance at June 30, 2009	$51	$62	$1	$1	$2	$117

Q3 2009 Separation charges and adjustments	$(3)	$—	$—	$1	$—	$(2)
Q3 2009 Benefit payments	(22)	(28)	(1)	(1)	(1)	(53)
Liability balance at September 30, 2009	$26	$34	$—	$1	$1	$62

The remaining balances as of September 30, 2009 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs will be paid by the end of 2009.

The following table summarizes the number of employees that accepted or were subject to the programs:

	Third Quarter 2009	Second Quarter 2009	First Quarter 2009	Full Year 2008
Impacted employees at beginning of period	520	5,796	1,505	—
Impacted employees during the period	265	1,820	13,040	3,085
Employee separations during the period	(664)	(7,096)	(8,749)	(1,580)
Impacted employees remaining at the end of period	121	520	5,796	1,505

The majority of the employees that accepted or were subject to the programs but that were still employed as of September 30, 2009 will be separated by the end of the fourth quarter 2009.

In addition to the first, second and third quarter 2009 separation charges noted above, during the first quarter we recognized $201 million of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  See Note 9 for additional information.

The majority of the separation charges, made up primarily of cash severance payments, and pension and other postretirement benefit costs noted above were not assigned to operating segments.  They are included in the reconciliation of total accountable profit from reportable segments to total profit before taxes.  See Note 14 for additional details surrounding this reconciliation.

19.	Business Combinations and Alliances

NC2 Joint Venture

In September 2009, we entered into a joint venture with Navistar International Corporation (Navistar), resulting in a new company, NC2 Global LLC (NC2).  NC2 will develop, manufacture, market, distribute and provide product support for heavy and medium duty trucks outside of North America and the Indian subcontinent.  Initially, NC2 will focus its activities in Australia, Brazil, China, Russia, South Africa, and Turkey.  NC2's product line will feature both conventional and cab-over truck designs and will be sold under both the Caterpillar and International brands.

Under the joint venture operating agreement, Caterpillar and Navistar have each contributed $9 million as an initial capital contribution.  In addition, each is committed to provide the joint venture with up to an additional $123 million of required funding over the following three years.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported a third-quarter 2009 profit of $0.64 per share, down $0.75 per share from the third quarter of 2008.  Sales and revenues of $7.298 billion were down 44 percent from $12.981 billion in the third quarter of 2008.

We are pleased with this quarter's profit given the severe economic environment and with our sales well below end-user demand as dealers continue to aggressively draw down inventories.

During the quarter, our primary focus continued to be on trough management and operational execution.  We lowered production as dealers continued to cut inventories. We reduced costs, maintained positive price realization, lowered inventory, delivered positive operating cash flow and improved our financial position.  We are confident that Team Caterpillar, supported by our strong dealers and suppliers, can leverage our comprehensive lineup of products and services to improve our leadership position as we move from recession to growth.

Third-quarter 2009 profit of $404 million was down $464 million from $868 million in the third quarter of 2008.  The decline was primarily due to significantly lower sales volume.  The negative impact of lower volume was partially offset by lower costs, a favorable effective tax rate, favorable price realization and pre-tax LIFO inventory decrement benefits of $120 million or $0.16 per share.  Manufacturing costs, selling, general and administrative and research and development expenses were all significantly lower than a year ago. The favorable effective tax rate included $129 million of current period tax benefits related to prior year tax returns.  Utilizing the Caterpillar Production System with 6 Sigma, the company has reduced inventory by about $2 billion since the end of 2008 and expects continued reduction through the remainder of the year.

We believe the third quarter marked the low point for Caterpillar sales and revenues in what has been the toughest recession since the 1930s.  We are seeing encouraging signs that indicate a recovery may be underway.  However, the world economy is still facing significant challenges.  There is uncertainty about the timing and strength of recovery.

2009 Outlook

We expect 2009 sales and revenues of $32 to $33 billion.  The 2009 profit outlook range has improved to $1.10 to $1.30 per share compared to the previous range of $0.40 to $1.50 per share.  The 2009 profit outlook includes redundancy costs of about $0.75 per share.  Excluding redundancy costs, the profit forecast for 2009 is $1.85 to $2.05 per share compared to the previous range of $1.15 to $2.25 per share.

Our improved profit outlook for 2009 is a clear demonstration of our ability to implement our economic trough plans, which we announced as part of our corporate strategy in 2005.  While we are still navigating through a very difficult environment in 2009, we see signs of improving economic conditions throughout most of the world.

Preliminary 2010 Sales and Revenues Outlook

The preliminary outlook for 2010 sales and revenues is an increase of 10 to 25 percent from the midpoint of the 2009 outlook range, in part driven by the end of dealer inventory reductions which significantly impacted sales in 2009.

While 2010 will still be a difficult year, we expect improvement in our top line from the lows of 2009, and it is critical that we manage on the way up as well as we did in the face of declining volume.  As a result, we have already started planning for an upturn.  When it comes, it can come quickly, and we, our dealers and our suppliers will be prepared.

Note:
-	Information on non-GAAP financial measures, including the treatment of redundancy costs during 2009, is included on page 67.
-	Glossary of terms is included on pages 55-57; first occurrence of terms shown in bold italics.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2008

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between third quarter 2008 (at left) and third quarter 2009 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Machinery Volume includes the impact of consolidation of Caterpillar Japan Ltd. (Cat Japan) sales.  Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and revenues for third quarter 2009 were $7.298 billion, down $5.683 billion, or 44 percent, from third quarter 2008.  Machinery sales volume was down $4.195 billion, and Engines sales volume declined $1.459 billion.  Price realization improved $227 million, and currency had a negative impact on sales of $138 million, primarily due to a weaker euro and British pound.  In addition, Financial Products revenues decreased $118 million.

Our integrated service businesses tend to be more stable through the business cycle than new machines and engines.  Although volume declined for these businesses from the third quarter of 2008, it was much less than the decline in sales and revenues for the company in total.  Integrated service businesses represented about half of total company sales and revenues in the third quarter of 2009, up from about 35 percent in the third quarter of 2008.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
Third Quarter 2009
Machinery	$3,904	(52)%	$1,490	(54)%	$882	(61)%	$1,005	(30)%	$527	(52)%
Engines 1	2,679	(35)%	828	(41)%	957	(41)%	591	(22)%	303	(6)%
Financial Products 2	715	(14)%	418	(15)%	123	(18)%	103	(5)%	71	(15)%
	$7,298	(44)%	$2,736	(47)%	$1,962	(51)%	$1,699	(26)%	$901	(40)%
Third Quarter 2008
Machinery	$8,051		$3,245		$2,270		$1,437		$1,099
Engines 1	4,097		1,400		1,617		757		323
Financial Products 2	833		491		150		108		84
	$12,981		$5,136		$4,037		$2,302		$1,506

1
Does not include internal engines transfers of $370 million and $738 million in third quarter 2009 and 2008, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $73 million and $64 million in third quarter 2009 and 2008, respectively.

MACHINERY SALES - Sales of $3.904 billion decreased $4.147 billion, or 52 percent, from third quarter 2008.

▪	Excluding the consolidation of Cat Japan, sales volume decreased $4.475 billion.

▪	Price realization increased $114 million.

▪	Currency decreased sales by $66 million.

▪	Geographic mix between regions (included in price realization) was $8 million favorable.

▪	The consolidation of Cat Japan added $280 million to sales.

▪	The effects of the recession continued to be felt, and most industries throughout the world operated far below last year.

▪
Last year, dealers reported near-record delivery rates so limited recoveries in the third quarter left deliveries well below last year.  Lower end-user demand for machines, as reported by dealers, accounted for the majority of the sales volume decline.

▪
Dealers continued to reduce reported inventories, with the world total down about $2.6 billion so far this year.  Dealer inventories were below last year in dollars and slightly higher in months of supply.

▪	Continued inventory reductions, along with weakness in both Australia and Japan, were the primary reasons volume declined in the Asia/Pacific region.

▪	Dealer-reported inventory reductions accounted for more than half the sales volume decline in Latin America. Construction was well below last year, but mining improved in both Chile and Mexico.

▪	Output in most key industries in the United States remained well below last year. As a result, sales volume was off sharply.

▪	Europe's third-quarter economic activity was well below last year. Most construction was down sharply, which caused a significant decline in sales volume.

▪	Sales volume in Africa/Middle East declined in response to reported reductions in dealer inventories and weak construction in both Turkey and South Africa.

▪	Economic activity in the Commonwealth of Independent States (CIS) was far below last year, and the CIS experienced the worst percentage decline in sales volume of any major area of the world.

North America – Sales decreased $1.755 billion, or 54 percent.

▪	Sales volume decreased $1.805 billion.

▪	Price realization increased $51 million.

▪	Currency decreased sales by $1 million.

▪	Industrial production in the United States recovered in July, and surveys indicate growth resumed in the service sector. However, output in most key industries was well below a year earlier.

▪
Dealer-reported deliveries of machines to end users showed signs of stabilizing in response to slight improvements in economic conditions.  However, sales remain well below year-earlier levels.  Weak end-user demand was the most significant cause for much lower sales volume than last year.

▪	Dealers reported inventory reductions of more than $400 million during the quarter, which further reduced sales volume. Dollar inventories were lower than last year, but months of supply increased.

▪	U.S. housing starts increased from the April low but were down 33 percent from a year earlier. Housing affordability was near a record high, but high unemployment discouraged home purchases.

▪	Nonresidential building contracts declined 31 percent from last year as a result of high vacancy rates, falling prices and rising loan defaults.

▪	Contracts for U.S. highway construction, benefiting from the stimulus package, began to improve in May. Contracts in the third quarter increased 13 percent from last year.

▪	Nonmetals mining and quarrying continued to struggle with soft output prices and weak demand from construction. Production was down 14 percent, and the industry's operating rate was near a record low.

▪
Metals prices recovered during the quarter but remained well below last year.  Production of base metals fell 12 percent, and gold production was off 12 percent.  Canadian metals production dropped 37 percent.

▪
U.S. coal production declined 8 percent in response to reduced export opportunities, low utility burn and high inventory levels.  However, unfavorable conditions eased late in the quarter, and coal prices increased.  Canadian production was up slightly from a year ago.

▪	Crude oil prices steadily improved but were still well below peak prices of last year. Oil companies in Canada reduced tar sands development about 30 percent.

EAME – Sales decreased $1.388 billion, or 61 percent.

▪	Sales volume decreased $1.342 billion.

▪	Price realization increased $8 million.

▪	Currency decreased sales by $54 million.

▪	Steep declines in output over the past year caused most industries to compare very unfavorably with last year's third quarter.

▪	Lower end-user demand was the most significant factor underlying the sharp drop in sales volume.

▪	Dealers continued to report inventory reductions during the quarter, further depressing sales volume. Reported inventories were below last year in both dollars and months of supply.

▪
Housing was depressed in Europe due to strict credit standards and declining home prices in many countries.  Permits in the euro-zone were down 17 percent in July, and housing orders in the United Kingdom were off 8 percent in the first two months of the quarter.

▪
Nonresidential construction developments were mostly negative.  U.K. orders declined 14 percent, and euro-zone infrastructure-related construction was down 28 percent.  However, building construction in the euro-zone rose 6 percent.

▪
Dealers continued to reduce inventories aggressively in Africa/Middle East, contributing to lower sales volume.  Oil production declined 10 percent, oil drilling declined 15 percent and there were sizable declines in construction permits in both South Africa and Turkey.

▪
Sales volume in the CIS experienced the largest percentage decline of any region.  Over the past year, Russia and Ukraine suffered severe recessions due to credit difficulties and lower commodity prices.

Asia/Pacific – Sales decreased $432 million, or 30 percent.

▪	Excluding the consolidation of Cat Japan, sales volume decreased $752 million.

▪	Price realization increased $26 million.

▪	Currency increased sales by $14 million.

▪	The consolidation of Cat Japan added $280 million to sales.

▪	Dealers reduced reported inventories sharply during the quarter, which accounted for much of the decrease in sales volume. Inventories declined in both dollars and months of supply.

▪
Dealer-reported machine deliveries in the emerging markets of Asia have recovered from recession lows.  China, which implemented aggressive economic recovery policies, is leading the recovery, and deliveries hit a new third-quarter high.

▪	Sales volume declined in India, Indonesia, Malaysia and Thailand. Gains occurred in Taiwan and Vietnam.

▪	Sales volume in Australia was down sharply despite some improvement in nonresidential construction and coal mining. Housing remained depressed, and output in metals mining declined.

Latin America – Sales decreased $572 million, or 52 percent.

▪	Sales volume decreased $568 million.

▪	Price realization increased $21 million.

▪	Currency decreased sales by $25 million.

▪	Dealers reported further sharp reductions in inventories, accounting for the majority of the sales volume decline. Inventories were below last year in both dollars and months of supply.

▪
Dealers reported lower deliveries to end users but that largely reflects the accumulated impact of steep declines over the past year and the comparison against a robust third quarter 2008.  Industrial production has already begun to recover from recession lows in the larger economies.

▪	Construction sectors declined in most countries. Building permits dropped 52 percent in Chile, 37 percent in Argentina and 34 percent in Colombia.

▪
Continued increases in commodity prices and recovery in world industrial production had mixed impact on regional mining.  Mining output declined 10 percent in Brazil but increased 2 percent in Chile and 1 percent in Mexico.

ENGINE SALES - Sales of $2.679 billion decreased $1.418 billion, or 35 percent, from third quarter 2008.

▪	Sales volume decreased $1.459 billion.

▪	Price realization increased $113 million.

▪	Currency decreased sales by $72 million.

▪	Geographic mix between regions (included in price realization) was $2 million unfavorable.

▪	Dealer-reported inventories were down, and months of supply increased, as dealer deliveries declined.

North America – Sales decreased $572 million, or 41 percent.

▪	Sales volume decreased $603 million.

▪	Price realization increased $32 million.

▪	Currency decreased sales by $1 million.

▪
Sales for petroleum applications decreased 6 percent primarily due to a decrease in sales for petroleum engine applications used for gas compression and drilling, partially offset by an increase in turbine sales.

▪	Sales for industrial applications decreased 59 percent based on substantially lower demand in construction and agricultural applications due to economic uncertainty and tight credit conditions.

▪	Sales for electric power applications decreased 67 percent due to weak economic conditions and reduced availability of credit combined with dealer efforts to reduce inventory.

EAME – Sales decreased $660 million, or 41 percent.

▪	Sales volume decreased $650 million.

▪	Price realization increased $48 million.

▪	Currency decreased sales by $58 million.

▪	Sales for electric power applications decreased 35 percent due to weak economic conditions and reduced availability of credit.

▪
Sales for industrial applications decreased 53 percent based on significantly lower demand in construction and agricultural applications due to weak economic conditions and reduced availability of credit.

▪	Sales for petroleum applications decreased 27 percent primarily due to a slowdown in engines used in production applications and land-based drilling, partially offset by an increase in turbine sales.

▪	Sales for marine applications decreased 41 percent due to weak economic conditions, especially in container applications, combined with dealer efforts to reduce inventories.

Asia/Pacific – Sales decreased $166 million, or 22 percent.

▪	Sales volume decreased $183 million.

▪	Price realization increased $27 million.

▪	Currency decreased sales by $10 million.

▪	Sales for petroleum applications decreased 24 percent primarily due to a slowdown in Chinese land-based drill activity, partially offset by an increase in turbine sales.

▪	Sales of electric power applications decreased 19 percent due to cancelled and delayed projects in China and India, partially offset by higher turbine sales.

▪	Sales for industrial applications decreased 41 percent due to significantly lower demand in construction and mining support applications.

▪	Sales for marine applications decreased 7 percent due to dealer efforts to reduce inventories, partially offset by a strong order backlog for workboat and general cargo vessels.

Latin America – Sales decreased $20 million, or 6 percent.

▪	Sales volume decreased $25 million.

▪	Price realization increased $8 million.

▪	Currency decreased sales by $3 million.

▪	Sales for petroleum applications increased 23 percent primarily due to an increase in turbine sales that was partially offset by a slowdown in production power applications, especially in Argentina.

▪	Sales of electric power applications decreased 34 percent due to weak economic conditions and reduced availability of credit.

FINANCIAL PRODUCT REVENUES - Revenues of $715 million decreased $118 million, or 14 percent, from third quarter 2008.

▪	The decrease was due to lower average earning assets of $57 million and an $11 million impact of lower interest rates on new and existing finance receivables.

▪	Other revenues at Cat Financial decreased $25 million, primarily due to the unfavorable impact from returned or repossessed equipment.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between third quarter 2008 (at left) and third quarter 2009 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.  The bar entitled Other/M&E Redundancy includes the operating profit impact of consolidating adjustments, consolidation of Cat Japan and Machinery and Engines other operating (income) expenses, which include Machinery and Engines redundancy costs.

The third-quarter operating profit was $277 million compared to an operating profit of $1,173 million in the third quarter of 2008.  Lower sales volume was the primary reason for the decline.  Sales volume includes the impact of a favorable mix of products for both Machinery and Engines.  Price realization improved $227 million.

Manufacturing costs improved $284 million, of which $120 million ($0.16 per share) was related to LIFO inventory decrement benefits.  Excluding decrement benefits, manufacturing costs improved $164 million.  About two-thirds was from lower labor and overhead costs, and about one-third was from lower material costs.

Selling, general and administrative (SG&A) and research and development (R&D) expenses declined $362 million as a result of significant cost-cutting measures.

Currency had a $90 million favorable impact on operating profit as the benefit to costs more than offset the negative impact on sales.

The consolidation of Cat Japan unfavorably impacted operating profit by $79 million.

Operating Profit (Loss) by Principal Line of Business
(Millions of dollars)	Third Quarter 2009	Third Quarter 2008	$ Change	% Change
Machinery 1	$(124)	$464	$(588)	(127)%
Engines 1	370	616	(246)	(40)%
Financial Products	92	144	(52)	(36)%
Consolidating Adjustments	(61)	(51)	(10)
Consolidated Operating Profit	$277	$1,173	$(896)	(76)%

1	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit/Loss by Principal Line of Business

▪
Machinery operating loss was $124 million compared to an operating profit of $464 million in the third quarter 2008.  Sharply lower sales volume and losses at Cat Japan were partially offset by lower SG&A and R&D expenses, a decrease in manufacturing costs, LIFO inventory decrement benefits and improved price realization.

▪
Engines operating profit of $370 million was down $246 million, or 40 percent, from the third quarter 2008.  Significantly lower sales volume was partially offset by lower SG&A and R&D expenses and improved price realization.  Although total engines operating profit declined from the third quarter 2008, operating profit for turbines increased due to higher sales volume and improved price realization and was a significantly higher proportion of total engines operating profit.

▪
Financial Products operating profit of $92 million was down $52 million, or 36 percent, from the third quarter 2008.  The decrease was primarily attributable to a $29 million unfavorable impact from lower average earning assets, a $29 million increase in the provision for credit losses at Cat Financial and a $23 million unfavorable impact from returned or repossessed equipment, partially offset by a $25 million decrease in SG&A expenses (excluding the provision for credit losses).

Other Profit/Loss Items

▪	Interest expense excluding Financial Products increased $32 million due to higher debt. As a result of the weak economic environment and uncertain capital markets, we have held more cash than usual.

▪
Other income (expense) was income of $66 million compared with income of $146 million in third quarter 2008.  The decline was primarily related to the unfavorable impact from net currency exchange gains and losses.

▪
The provision (benefit) for income taxes reflected a significantly more favorable effective tax rate than the third quarter of 2008.  The improvement is primarily attributable to the current period recognition of tax benefits related to prior year tax returns of $129 million, along with a more favorable geographic mix of profits and losses from a tax perspective and a larger percentage benefit from U.S. permanent differences and credits including the research and development tax credit.  The prior year tax benefits primarily resulted from the U.S. settlement of tax years 1995 to 1999 and the true-up of estimated amounts used in the 2008 tax provision to the U.S. tax return as filed in September 2009.  We are currently unable to reliably estimate the 2009 annual effective tax rate and are recording taxes on an actual (discrete period) basis.  This approach results in more volatility in the quarterly effective tax rate, particularly with the reduced overall profit levels.

▪
Equity in profit (loss) of unconsolidated affiliated companies was $1 million of income compared with income of $11 million in the third quarter 2008.  The decrease is primarily related to the absence of equity profit after the consolidation of Cat Japan.

▪
Profit (loss) attributable to noncontrolling interests (formerly minority interest) favorably impacted profit by $20 million compared with the third quarter of 2008, primarily due to adding back 33 percent of Cat Japan's losses attributable to Mitsubishi Heavy Industries.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2008

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between nine months ended September 30, 2008 (at left) and nine months ended September 30, 2009 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Machinery Volume includes the impact of consolidation of Caterpillar Japan Ltd. (Cat Japan) sales.  Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and revenues for nine months ended September 30, 2009 were $24.498 billion, down $13.903 billion, or 36 percent, from the nine months ended September 30, 2008.  Machinery sales volume was down $10.537 billion, and Engines volume declined $3.107 billion.  Price realization improved $711 million, and currency had a negative impact on sales of $644 million, primarily due to a weaker euro and British pound.  In addition, Financial Products revenues decreased $326 million.

Our integrated service businesses tend to be more stable through the business cycle than new machines and engines.  Although volume declined for these businesses during the first nine months of 2009, it was much less than the decline in sales and revenues for the company in total.  Integrated service businesses represented about 45 percent of total company sales and revenues in the first nine months of 2009, up from about 35 percent during the first nine months of 2008.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	EAME	% Change	Asia/ Pacific	% Change	Latin America	% Change
Nine months ended September 30, 2009
Machinery	$13,584	(44)%	$5,436	(45)%	$3,150	(56)%	$3,244	(20)%	$1,754	(40)%
Engines 1	8,763	(26)%	2,901	(29)%	3,282	(29)%	1,756	(15)%	824	(20)%
Financial Products 2	2,151	(13)%	1,298	(14)%	374	(16)%	284	4%	195	(21)%
	$24,498	(36)%	$9,635	(38)%	$6,806	(45)%	$5,284	(17)%	$2,773	(34)%

Nine months ended September 30, 2008
Machinery	$24,129		$9,936		$7,207		$4,057		$2,929
Engines 1	11,795		4,066		4,641		2,061		1,027
Financial Products 2	2,477		1,511		446		272		248
	$38,401		$15,513		$12,294		$6,390		$4,204

1
Does not include internal engines transfers of $1,126 million and $2,176 million in the nine months ended September 30, 2009 and 2008, respectively. Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $247 million and $242 million in the nine months ended September 30, 2009 and 2008, respectively.

MACHINERY SALES - Sales of $13.584 billion decreased $10.545 billion, or 44 percent, from the nine months ended September 30, 2008.

▪	Excluding the consolidation of Cat Japan, sales volume decreased $11.398 billion.

▪	Price realization increased $305 million.

▪	Currency decreased sales by $313 million.

▪	Geographic mix between regions (included in price realization) was $22 million unfavorable.

▪	The consolidation of Cat Japan added $861 million to sales.

▪
The worldwide recession caused machine demand, as reported by dealers, to drop sharply late last year and into the first quarter of this year.  Although declines subsequently moderated, delivery rates remained well below year-earlier peaks.  As a result, dealer-reported deliveries were well below last year.

▪	Dealers reacted by reducing reported inventories about $2.6 billion, in contrast to a large build last year. Dealer inventories were below last year in dollars and slightly higher in months of supply.

▪
The largest volume declines occurred in the developed economies, most of which fell into their worst postwar recessions.  Rising unemployment, tight lending standards and declining home prices were some factors that depressed housing construction. Low capacity utilization rates, tight credit, soft commercial property prices and low business profits contributed to declines in nonresidential building construction.  Infrastructure construction, which is less volatile, started to benefit from government stimulus measures in the third quarter.

▪
Sales volume in the developing economies declined less than in the developed economies.  Most developing economies were growing rapidly before the recession, and they reacted quickly by reducing interest rates and increasing government spending.  Many were recovering by the end of the third quarter.  Dealers in these areas reported large inventory reductions, which contributed to the decline in sales volume.  Declines or slowdowns in construction and mining resulted in dealer reports of lower deliveries to end users.

North America – Sales decreased $4.500 billion, or 45 percent.

▪	Sales volume decreased $4.653 billion.

▪	Price realization increased $156 million.

▪	Currency decreased sales by $3 million.

▪
Severe recessions in both the United States and Canada caused output in most key industries to fall well below the year-earlier period.  Industrial production declined 11 percent in the United States and almost 4 percent in Canada.  Lower output and weak output prices caused users to delay equipment purchases.

▪
Dealers reduced reported inventories more than $400 million this year, in contrast to an increase last year, which further depressed sales volume.  Inventories were lower in dollars but higher in months of supply.

▪
Housing was extremely depressed, with the United States facing the worst environment since the Great Depression.  Housing starts, although improving since April, were 45 percent less than a year earlier and new home prices were down 10 percent.  Canadian starts declined 37 percent and new home prices dropped almost 3 percent.

▪
U.S. nonresidential building construction orders dropped 39 percent, the result of double-digit percentage declines in commercial property prices, higher vacancy rates and increased delinquency rates on commercial real estate mortgages.

▪
Depressed construction spending reduced demand for nonmetals mining and quarrying.  Canadian production declined 27 percent and output fell 16 percent in the United States.  U.S. capacity usage held near the record low throughout the year and firms reduced their production capacity, contributing to weak demand for machines.

▪
Metals prices averaged 40 percent lower than last year, prompting U.S. mines to reduce production 12 percent and Canadian mines 14 percent.  Reduced operating rates discouraged companies from buying machines.

▪	Reduced export demand contributed to lower coal prices. U.S. coal production declined 6 percent and Canadian production fell 23 percent.

EAME – Sales decreased $4.057 billion, or 56 percent.

▪	Sales volume decreased $3.864 billion.

▪	Price realization increased $41 million.

▪	Currency decreased sales by $234 million.

▪
Dealers reported significant reductions in inventories this year compared to additions last year.  This change contributed to the decline in sales volume.  Dealer inventories were lower than last year in both dollars and months of supply.

▪
Customer demand, as reported by dealers, also declined sharply.  Major problems included Europe's decline into its worst postwar recession, a severe economic crisis in the CIS and the impact of lower commodity prices on Africa/Middle East.  As a result, sales volume declined significantly in most countries.

▪
Europe's severe recession caused industrial production to decline 16 percent in the euro-zone and over 13 percent in the United Kingdom.  Low capacity usage and tight credit standards caused nonresidential construction to decline.

▪	Tight standards on mortgage loans and rising unemployment reduced housing construction. Permits in the euro-zone declined 19 percent and orders in the United Kingdom fell 35 percent.

▪
Lower sales volume in Africa/Middle East resulted from some credit disruptions, lower commodity prices and recessions in both Turkey and South Africa.  Industrial production dropped 16 percent in both countries and building permits decreased.

▪
In the CIS, both Russia and Ukraine maintained high interest rates to combat inflation and deteriorating currencies.  As a result, construction dropped 20 percent in Russia and 50 percent in Ukraine.  Mining also declined due to lower metals prices.

Asia/Pacific – Sales decreased $813 million, or 20 percent.

▪	Excluding the consolidation of Cat Japan, sales volume decreased $1.744 billion.

▪	Price realization increased $79 million.

▪	Currency decreased sales by $9 million.

▪	The consolidation of Cat Japan sales added $861 million.

▪
Dealers reported reductions in inventories this year, in contrast to additions last year.  This change accounted for most of the decline in sales volume.  Inventories declined in both dollars and months of supply.

▪
Declines in world trade and interest rate increases caused output to decrease significantly in most developing economies late last year.  These countries reacted quickly and industrial production was recovering by the end of the first quarter.  However, only India and China recovered sufficiently to show year-to-date gains in production.

▪
Australia cut interest rates sharply starting late last year, and avoided a recession.  However, permits for both housing and nonresidential construction dropped.  Metals mining weakened in response to lower output prices but coal mining increased.

▪
Tight monetary policies and declines in world trade negatively impacted the Japanese economy.  Exports fell 33 percent and industrial production dropped 28 percent.  Orders for new homes were down 55 percent and those for offices were off 29 percent.

Latin America – Sales decreased $1.175 billion, or 40 percent.

▪	Sales volume decreased $1.159 billion.

▪	Price realization increased $51 million.

▪	Currency decreased sales by $67 million.

▪	Dealers reported large inventory reductions this year, accounting for most of the decline in sales volume. Inventories were less than a year earlier in both dollars and months of supply.

▪
Interest rate increases taken last year, lower commodity prices and reduced world trade caused production in many countries to decline.  Industrial production declined 12 percent in Brazil, 9 percent in Mexico and 3 percent in Chile.  Both construction and mining declined.

▪
Countries reacted to downturns quickly and industrial production had recovered in all major countries by the end of the period.  Recoveries were not sufficient to boost end-user demand, as reported by dealers, above year-earlier amounts.  Reduced export demand contributed to lower coal prices than last year.

ENGINE SALES - Sales of $8.763 billion decreased $3.032 billion, or 26 percent, from the nine months ended September 30, 2008.

▪	Sales volume decreased $3.107 billion.

▪	Price realization increased $406 million.

▪	Currency decreased sales by $331 million.

▪	Geographic mix between regions (included in price realization) was $18 million unfavorable.

▪	Dealer-reported inventories were down, and months of supply increased, as dealer deliveries declined.

North America – Sales decreased $1.165 billion, or 29 percent.

▪	Sales volume decreased $1.341 billion.

▪	Price realization increased $179 million.

▪	Currency decreased sales by $3 million.

▪	Sales for on-highway truck applications decreased 49 percent as a result of the decision to exit the on-highway truck business.

▪	Sales for industrial applications decreased 48 percent in response to substantially lower demand in construction and agricultural applications due to economic uncertainty and tight credit conditions.

▪	Sales for petroleum applications were about the same as the nine months ended September 30, 2008.

EAME – Sales decreased $1.359 billion, or 29 percent.

▪	Sales volume decreased $1.226 billion.

▪	Price realization increased $145 million.

▪	Currency decreased sales by $278 million.

▪
Sales for industrial applications decreased 47 percent based on significantly lower demand in construction and agricultural applications due to weak economic conditions and reduced availability of credit.

▪
Sales for electric power applications decreased 27 percent, as the impact of weak economic conditions and reduced availability of credit was partially offset by increased turbine sales as a result of timing of our large power plant projects.

▪	Sales for marine applications decreased 26 percent due to weak economic conditions combined with dealer efforts to reduce inventories.

▪
Sales for petroleum applications decreased 7 percent primarily due to a slowdown in demand for engines used in production and drilling applications, partially offset by an increase in sales of turbine and turbine-related services.

Asia/Pacific – Sales decreased $305 million, or 15 percent.

▪	Sales volume decreased $333 million.

▪	Price realization increased $70 million.

▪	Currency decreased sales by $42 million.

▪	Sales for petroleum applications decreased 17 percent, as a slowdown in Chinese land-based drill activity was partially offset by an increase in turbine sales.

▪	Sales for industrial applications decreased 40 percent due to significantly lower demand in construction and mining support applications.

▪
Sales for electric power applications decreased 7 percent, as the impact of weak economic conditions and reduced availability of credit was partially offset by increased turbine sales as a result of timing of large power plant projects.

▪	Sales for marine applications increased 8 percent, with strong demand for workboat and general-cargo vessels.

Latin America – Sales decreased $203 million, or 20 percent.

▪	Sales volume decreased $225 million.

▪	Price realization increased $30 million.

▪	Currency decreased sales by $8 million.

▪	Sales for on-highway truck applications decreased 73 percent as a result of the decision to exit the on-highway truck business.

▪	Sales for electric power applications decreased 33 percent due to worsening economic conditions and reduced availability of credit.

▪
Sales for petroleum applications decreased 1 percent primarily due to a slowdown in demand for production power applications, partially offset by an increase in sales of turbine and turbine-related services.

FINANCIAL PRODUCT REVENUES - Revenues of $2.151 billion decreased $326 million, or 13 percent, from the nine months ended September 30, 2008.

▪	Revenues decreased $119 million due to the impact of lower interest rates on new and existing finance receivables and a decrease in average earning assets of $56 million.

▪
Other revenues at Cat Financial decreased $95 million.  The decrease was primarily due to a $54 million impact from returned or repossessed equipment, a $20 million unfavorable impact from the write-down on retained interests related to the securitized asset portfolio and the absence of a $12 million gain related to the sale of receivables in 2008.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between nine months ended September 30, 2008 (at left) and nine months ended September 30, 2009 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.  The bar entitled Other/M&E Redundancy includes the operating profit impact of consolidating adjustments, consolidation of Cat Japan and Machinery and Engines other operating (income) expenses, which include Machinery and Engines redundancy costs.

Operating profit for the nine months ended September 30, 2009 was $449 million compared to an operating profit of $3.991 billion for the nine months ended September 30, 2008.  Lower sales volume was the primary reason for the decline.  Sales volume includes the impact of a favorable mix of products for both Machinery and Engines.  Price realization improved $711 million.

Manufacturing costs improved $39 million.  Significant inventory reduction has resulted in $230 million ($0.30 per share) of LIFO inventory decrement benefits.  Excluding decrement benefits, manufacturing costs increased $191 million primarily as a result of higher warranty costs.

SG&A and R&D expenses declined $818 million as a result of significant cost-cutting measures.

Currency had a $236 million favorable impact on operating profit as the benefit to costs more than offset the negative impact on sales.

Redundancy costs were $641 million, and the consolidation of Cat Japan unfavorably impacted operating profit by $261 million.

Operating Profit by Principal Line of Business
(Millions of dollars)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	$ Change	% Change
Machinery 1	$(885)	$1,809	$(2,694)	(149)%
Engines 1	1,223	1,881	(658)	(35)%
Financial Products	318	505	(187)	(37)%
Consolidating Adjustments	(207)	(204)	(3)
Consolidated Operating Profit	$449	$3,991	$(3,542)	(89)%

1	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit/Loss by Principal Line of Business

▪
Machinery operating loss was $885 million compared to an operating profit of $1.809 billion for the nine months ended September 30, 2008.  Sharply lower sales volume, redundancy costs of $428 million and losses at Cat Japan were partially offset by lower SG&A and R&D expenses, improved price realization, LIFO inventory decrement benefits and favorable currency.

▪
Engines operating profit of $1.223 billion was down $658 million, or 35 percent, from the nine months ended September 30, 2008.  Lower sales volume, redundancy costs of $203 million and higher manufacturing costs were partially offset by improved price realization, lower SG&A expenses and favorable currency.  Although total engines operating profit declined during the first nine months of 2009, operating profit for turbines increased due to higher sales volume and improved price realization and was a significantly higher proportion of total engines operating profit.

▪	Financial Products operating profit of $318 million was down $187 million, or 37 percent, from the nine months ended September 30, 2008. The decrease was primarily attributable to an $82 million impact from decreased net yield on average earning assets, a $54 million unfavorable impact from returned or repossessed equipment, a $32 million increase in the provision for credit losses at Cat Financial, a $26 million unfavorable impact from lower average earning assets, a $20 million unfavorable impact from the write-down on retained interests related to the securitized asset portfolio and a $20 million increase in other operating expenses, partially offset by a $62 million decrease in SG&A expenses (excluding the provision for credit losses).

OTHER PROFIT/LOSS ITEMS

▪	Interest expense excluding Financial Products increased $98 million due to higher debt. As a result of the weak economic environment and uncertain capital markets, we have held more cash than usual.

▪
Other income (expense) was income of $293 million compared with income of $351 million in the nine months ended September 30, 2008.  The absence of a $60 million dollar gain on the sale of our equity investment in ASV Inc., a $19 million decrease in license fee income and $18 million of losses related to Cat Insurance's investment portfolio were partially offset by a $51 million favorable impact from net currency exchange gains and losses.

▪
The provision (benefit) for income taxes in the first nine months of 2009 reflects a significantly more favorable effective tax rate than the first nine months of 2008.  The improvement was driven primarily by the recognition of current period tax benefits related to prior year tax returns of $129 million, along with a more favorable geographic mix of profits and losses from a tax perspective and a larger percentage benefit from U.S. permanent differences and credits including the research and development tax credit.  The prior year tax benefits primarily resulted from the U.S. settlement of tax years 1995 to 1999 and the true-up of estimated amounts used in the 2008 tax provision to the U.S. tax return as filed. The geographic mix of profits and losses was impacted by 2009 redundancy costs that were attributable primarily to the United States and provided tax benefits at higher tax rates.

An actual (discrete period) calculation was used to report the tax provision for the first nine months of 2009 as the estimated range of profit before tax produces significant variability and makes it difficult to reasonably estimate the annual effective tax rate.

▪
Equity in profit (loss) of unconsolidated affiliated companies had a $31 million unfavorable impact compared with the nine months ended September 30, 2008.  The decrease was primarily related to the absence of equity profit after the consolidation of Cat Japan.

▪
Profit (loss) attributable to noncontrolling interests (formerly minority interest) favorably impacted profit by $68 million from the nine months ended September 30, 2008, primarily due to adding back 33 percent of Cat Japan's losses attributable to Mitsubishi Heavy Industries.

GLOSSARY OF TERMS

1.
Caterpillar Japan Ltd. (Cat Japan) – A Caterpillar subsidiary formerly known as Shin Caterpillar Mitsubishi Ltd. (SCM).  SCM was a 50/50 joint venture between Caterpillar and Mitsubishi Heavy Industries Ltd. (MHI) until SCM redeemed one half of MHI's shares on August 1, 2008.  Caterpillar now owns 67 percent of the renamed entity.

2.
Caterpillar Production System – The Caterpillar Production System is the common Order-to-Delivery process being implemented enterprise-wide to achieve our safety, quality, velocity, earnings and growth goals for 2010 and beyond.

3.	Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

4.
Currency – With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar.  With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar.  Currency includes the impact on sales and operating profit for the Machinery and Engines lines of business only; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses.  With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results.

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

11.	Latin America – Geographic region including Central and South American countries and Mexico.
12.
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

13.
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

14.
Machinery and Engines (M&E) – Due to the highly integrated nature of operations, it represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

15.	Machinery and Engines Other Operating (Income) Expenses – Comprised primarily of gains/losses on disposal of long-lived assets, long-lived asset impairment charges and employee redundancy costs.

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

17.
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

19.
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

20.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Engines operations.  Funding for these businesses is also provided by commercial paper and long-term debt issuances.  Financial Products operations are funded primarily from their existing portfolio, commercial paper and term debt issuances.  We continue to have access to ample liquidity in both our Machinery and Engines and Financial Products operations.  Given global recessionary conditions and sharply declining sales volume, we continue our focus on the execution of our strategic trough plans.  Many of these actions, such as reducing costs, capital expenditures and inventory levels and suspending Caterpillar stock repurchases are lowering our cash needs during 2009.  Despite improvements in global credit markets we continue to hold approximately $3 billion in excess cash reserves as a buffer.  We plan to maintain approximately this level of excess cash during the remainder of 2009 and into 2010 to ensure a strong liquidity position.

Consolidated operating cash flow for the first nine months of 2009 was $4.52 billion, compared with $3.28 billion for the same period a year ago.   The global recession has resulted in significant changes in the components of operating cash flow from the first nine months of 2008 to the first nine months of 2009.  The first nine months of 2009 benefited from significant declines in both receivables and inventory.  The receivables decline was a result of lower sales in 2009 and the decrease in inventory was a result of aggressive trough actions by management and declining sales volume.  Offsetting these items was a significant decrease in accounts payable reflecting significantly lower rate of material purchases, capital expenditures and costs in the first nine months of 2009 compared with the fourth quarter of 2008.  In the first nine months of 2008, profit of consolidated and affiliated companies of $2.92 billion had a positive impact on operating cash flow while the change in working capital was unfavorable as higher receivables and inventory more than offset an increase in accounts payable and accrued expenses.  See further discussion of operating cash flow under Machinery and Engines and Financial Products.

Total debt as of September 30, 2009 was $32.12 billion, a decrease of $3.42 billion from year-end 2008.  The change was primarily due to a $2.69 billion decrease in short-term borrowings reflecting decliining portfolio balances at Cat Financial.

We have three global credit facilities with a syndicate of banks totaling $6.99 billion (Credit Facility 1) available in the aggregate to both Caterpillar and Cat Financial to support their commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility 1 available to Cat Financial as of September 30, 2009 was $5.49 billion.

•	The five-year facility of $1.62 billion expires in September 2012.

•	The five-year facility of $2.98 billion expires in September 2011.

•	In September 2009, we renewed the 364-day facility. The amount was increased from $2.25 billion to $2.39 billion and expires in September 2010.

We also have a 364-day revolving credit facility (Credit Facility 2) with a syndicate of banks totaling $1.37 billion, which expires in March 2010 and is jointly available to both Caterpillar and Cat Financial.

During September 2009, certain of the covenants applicable to Caterpillar or Cat Financial under Credit Facility 1 and Credit Facility 2 (the Credit Facilities), among other things, were revised.

At September 30, 2009, Caterpillar's consolidated net worth was $13.50 billion, which was above the $9.00 billion required under the Credit Facilities.  The consolidated net worth is defined as the consolidated stockholder's equity including preferred stock but excluding the pension and other post-retirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2009, Cat Financial's interest coverage ratio was 1.25 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at September 30, 2009, Cat Financial's leverage ratio was 7.18 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facilities.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facilities in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the parties.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where such financial covenants are applicable, may, at their election, choose to pursue remedies under such loan agreements, including accelerating outstanding borrowings.  At September 30, 2009, there were no borrowings under the Credit Facilities.

Our total credit commitments as of September 30, 2009 were:

(Millions of dollars)	Consolidated	Machinery and Engines		Financial Products
Credit lines available:
Global credit facilities	$8,363	$2,875	1	$5,488
Other external	4,649	1,085		3,564
Total credit lines available	13,012	3,960		9,052
Less: Global credit facilities supporting commercial paper	(2,511)	—		(2,511)
Less: Utilized credit	(2,552)	(529)		(2,023)
Available credit	$7,949	$3,431		$4,518

1	Includes $1.375 billion from Credit Facility 2.

Other consolidated credit lines with banks as of September 30, 2009 total $4.65 billion. These credit lines, which are eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial generally guarantees subsidiary borrowings under these lines.

Uncertain economic conditions and our 2009 outlook have continued to increase the risk that one or more of the credit rating agencies may decrease their credit rating for Caterpillar, Cat Financial or their debt securities.  In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.

In the event global economic conditions deteriorate more than anticipated or access to debt markets become unavailable, our Machinery and Engines operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facilities.  Our Financial Products operations would rely on cash flow from its existing retail portfolio of approximately $1 billion per month, utilization of existing cash balances, access to our Credit Facilities and other credit line facilities held by Cat Financial and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with Cat Financial which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery and Engines
Net cash provided by operating activities was $1.54 billion for the first nine months of 2009 compared to cash provided by operating activities of $2.35 billion for the first nine months of 2008.  The change was due to a significant decline in profit largely offset by favorable changes in working capital.  Current year profit of consolidated and affiliated companies is $609 million while profit of consolidated and affiliated companies was $2.91 billion a year ago.  In 2009, the significant decline in inventory and receivables more than offset a decrease in accounts payable and accrued expenses and other working capital items resulting in a favorable impact on operating cash flow.  In 2008, the benefit from profit of consolidated and affiliated companies was offset by an increase in working capital, primarily inventory.  Net cash used by investing activities in 2009 was $133 million compared to $1.06 billion used for investing activities in 2008.  The change was primarily due to a $596 million reduction in capital expenditures and higher proceeds from intercompany loans in 2009.  Net cash used for financing activities in 2009 was $1.08 billion compared with cash used for financing activities of $1.18 billion during the same period a year ago.  During 2009, proceeds from loans with Cat Financial of $965 million were offset by payments on short-term borrowings.  During the first nine months of 2008, there were $1.8 billion of payments for Caterpillar stock repurchases. Given the current economic conditions, we have suspended our stock repurchase program.

Our priorities for the use of cash are a strong financial position that helps protect our credit rating, capital to support growth, appropriately funded employee benefit plans, paying dividends and common stock repurchases with excess cash.

Strong financial position - A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines' debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders' equity.  Debt also includes borrowings from Financial Products.  The debt-to-capital ratio for Machinery and Engines was 49.5 percent at September 30, 2009 compared to 41.7 percent at September 30, 2008, above our target range of 35 to 45 percent.  In addition to the debt-to-capital ratios, certain rating agencies have increased their focus on the extent to which Caterpillar and Cat Financial have cash and cash equivalents and unused credit lines available to meet short-term debt requirements.  Caterpillar and Cat Financial have been taking this focus into account when planning for liquidity needs.  This focus has resulted in higher cash balances and corresponding increases in the net cost of funds for Caterpillar and Cat Financial.

Capital to support growth - Capital expenditures during the first nine months of 2009 were $749 million, a decrease of $596 million compared to the first nine months of 2008.  We are focusing on completing in-flight projects and starting only the highest priority new projects such as Tier 4 emissions, expanding our manufacturing presence in China and other strategically important investments.  We expect capital expenditures to be about $1.4 billion in 2009, a decline of about 42 percent from 2008.  Of the total $1.4 billion in capital expenditures estimated for 2009, ten to fifteen percent is anticipated for Tier 4 compliance initiatives.

Appropriately funded employee benefit plans - To proactively address funding obligations, we expect to contribute approximately $1 billion to pension plans in 2009.  During the first nine months of 2009, $988 million was contributed.  To provide the company with greater financial flexibility, we funded a portion of the contribution with company stock.  In May 2009, 18.2 million shares of company stock were contributed to U.S. pension plans.  This equated to a contribution of approximately $650 million.  In addition, beginning in June 2009, the company began funding the 401(k) match with company stock.  This equates to the equivalent of approximately $10 million per month.

Paying dividends - Dividends paid totaled $766 million in the first three quarters of 2009, representing 42 cents per share.  Each quarter, our Board of Directors reviews the company's dividend and determines whether to increase, maintain or decrease the dividend for the applicable quarter.  The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.  Decreasing or suspending the quarterly dividend are potential actions which could be triggered to improve liquidity and will be reviewed and analyzed as the company focuses on trough management to weather the global economic recession.

Common stock repurchases - Pursuant to the February 2007 Board-authorized stock repurchase program, which expires on December 31, 2011, $3.8 billion of the $7.5 billion authorized has been spent through September 30, 2009.  As a result of current economic conditions, we have suspended our stock repurchase program.  Basic shares outstanding as of September 30, 2009 were 622 million.

Financial Products
Operating cash flow was $883 million through the first three quarters of 2009, compared with $871 million for the same period a year ago.  Net cash provided by investing activities was $2.96 billion through the third quarter of 2009, compared to a $3.40 billion use of cash for the same period in 2008. This change is primarily the result of lower levels of new retail financing at Cat Financial, partially offset by lower collections.  Net cash used for financing activities was $2.71 billion through the third quarter of 2009, compared to a source of cash of $3.44 billion for the same period in 2008, primarily due to lower funding requirements.

During the third quarter, overall portfolio quality continued to reflect signs of stress associated with general economic conditions.  At the end of the third quarter 2009, past dues were 5.79 percent compared with 5.53 percent at the end of the second quarter.  At the end of the third quarter 2008, past dues were 3.64 percent.  During the third quarter 2009, there were increases in North America and Europe, with decreases in Latin America and Asia.  We expect that there will be continued pressure on past dues during the remainder of 2009.

Bad debt write-offs, net of recoveries, were $65 million for the third quarter of 2009, up from $55 million in the second quarter of 2009 and more significantly from $22 million for the third quarter of 2008.  The $43 million year-over-year increase was driven by adverse economic conditions primarily in North America and, to a lesser extent, in Europe.

Year-to-date annualized losses are 0.90 percent of year-to-date average retail portfolio compared to 0.82 percent for the second quarter.  The rate of write-offs, at 0.90 percent, is higher in comparison to the most recent period of economic weakness in 2001 and 2002, which were 0.65 percent and 0.69 percent, respectively.

At the end of the third quarter 2009, Cat Financial's allowance for credit losses totaled $381 million compared with $390 million a year ago, which is 1.62 percent of net finance receivables as of September 30, 2009, compared with 1.41 percent as of September 30, 2008.  This slight decrease in allowance for credit losses resulted from a reduction in Cat Financial's overall net finance receivable portfolio, which lowered the required allowance by $58 million, and was largely offset by a $49 million increase in the allowance rate.

Cat Financial has been able to access ample liquidity to cover all maturing debt obligations utilizing a broad and diverse global funding program.  Through the first nine months of 2009, Cat Financial has issued $3.0 billion in U.S. medium-term notes, $690 million in U.S. retail notes, €650 million in Euro medium-term notes and C$500 million in Canadian dollar medium-term notes.  This debt issuance, combined with year-to-date cash receipts, has allowed Cat Financial to cover all 2009 debt maturities and generate a cash balance of $2.2 billion at the end of the third quarter of 2009.  As a result, our liquidity position remains strong.  Cat Financial 2010 debt maturities are approximately $4.9 billion, of which a portion will be funded by current cash balances and projected cash receipts.  Cat Financial will remain selective and opportunistic in issuing new term debt over the remainder of 2009 and into 2010.

Cat Financial has maintained good access to commercial paper (CP) markets throughout the third quarter of 2009.  While Cat Financial operated with lower average CP balances in the third quarter of 2009 due to historically high cash balances, market access remained good in the U.S., Canada and Europe with attractive pricing levels.  Commercial paper in Japan experienced continued improvements in access and rate levels during the third quarter while broader CP market conditions in Australia remained less favorable.  As the global liquidity situation evolves, we will continue to monitor and adapt our funding approach accordingly.  We continue to maintain higher levels of cash, which has increased our net interest costs.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts. The more significant estimates include: residual values for leased assets, fair values for goodwill impairment tests, impairment of available-for-sale securities, warranty liability, stock-based compensation, reserves for product liability and insurance losses, postretirement benefits, post-sale discounts, credit losses and income taxes. We have incorporated many years of data into the determination of each of these estimates and we have not historically experienced significant adjustments. These assumptions are reviewed at least annually with the Audit Committee of the Board of Directors. Following are the methods and assumptions used in determining our estimates and an indication of the risks inherent in each.

Residual values for leased assets — The residual values for Cat Financial's leased assets, which are based upon the estimated wholesale market value of leased equipment at the time of the expiration of the lease, represent a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options.  During the term of the leases, residual amounts are monitored.  If estimated market values reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings.  For equipment on operating leases, the charge is recognized through depreciation expense.  For finance leases, it is recognized through a reduction of finance revenue.

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

Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires us to compare the fair value of each reporting unit to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is greater than the fair value, there is an indication that an impairment may exist and the second step is required.  In step two, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

The impairment test process requires valuation of the respective reporting unit, which we estimate using a discounted five year forecasted cash flow with a year-five residual value based upon a comparative market Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) multiple.  The assumptions about future cash flows and growth rates are based on each reporting unit's long-term forecast and are subject to review and approval by senior management. The market EBITDA multiple is based on market transactions in the reporting unit's industry. The discount rate is based on our weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in interest rates, growth rates, costs, pricing, capital expenditures and market conditions.

The 2008 annual impairment test indicated the fair value of each of our reporting units exceeded its respective carrying value, including goodwill. Subsequent to the 2008 annual impairment test, economic and market conditions deteriorated, affecting the outlook of our various businesses.  Although our businesses have been impacted by the economic downturn, Caterpillar's market capitalization has remained significantly above its book value and evaluations of our reporting units indicated that it was unlikely the fair value of any reporting unit fell below its carrying value.  Accordingly, we have not performed an interim goodwill impairment test subsequent to the 2008 annual impairment test.

A prolonged economic downturn resulting in lower EBITDA multiples, lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances that have a negative impact to the valuation assumptions may also reduce the fair value of our reporting units.  Should such events occur and it becomes more likely than not that a reporting unit's fair value has fallen below its carrying value, we will perform an interim goodwill impairment test(s), in addition to the annual impairment test.  Future impairment tests may result in a goodwill impairment, depending on the outcome of both step one and step two of the impairment review process.  A goodwill impairment would be reported as a non-cash charge to earnings.

Impairment of available-for-sale securities — Available-for-sale securities, primarily at Cat Insurance, are reviewed at least quarterly to identify fair values below cost which may indicate that a security is impaired and should be written down to fair value.

For debt securities, once a security's fair value is below cost we utilize data gathered by investment managers, external sources and internal research to monitor the performance of the security to determine whether an other-than-temporary impairment has occurred.  These reviews, which include an analysis of whether it is more likely than not that we will be required to sell the security before its anticipated recovery, consist of both quantitative and qualitative analysis and require a degree of management judgment.  Securities in a loss position are monitored and assessed at least quarterly based on severity of loss and may be deemed other-than-temporarily impaired at any time.  Once a security's fair value has been twenty percent or more below its original cost for six consecutive months, the security will be other-than-temporarily impaired unless there are sufficient facts and circumstances supporting otherwise.

For equity securities in a loss position, determining whether the security is other-than-temporarily impaired requires an analysis of the securities' historical sector returns and volatility. This information is utilized to estimate the security's future fair value to assess whether the security has the ability to recover to its original cost over a reasonable period of time as follows:

•	Historical annualized sector returns over a two-year period are analyzed to estimate the security's fair value over the next two years.
•	The volatility factor for the security is applied to the sector historical returns to further estimate the fair value of the security over the next two years.

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

The fair value of our RSUs is determined by reducing the stock price on the date of grant by the present value of the estimated dividends to be paid during the vesting period. The estimated dividends are based on Caterpillar's weighted-average dividend yields. A decrease in the dividend yield would result in an increase in our expense.

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

Post-sale discount reserve — We provide discounts to dealers and OEMs through merchandising programs that are administered by our marketing groups.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  OEM programs provide discounts designed to encourage the use of our engines. The cost of discounts is estimated based on historical experience and planned changes in merchandising programs and is reported as a reduction to sales when the product sale is recognized.  The amount of accrued post-sale discounts was $661 million and $828 million as of September 30, 2009 and December 31, 2008, respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value we estimate current fair value of collateral and factor in credit enhancements such as additional collateral and third-party guarantees. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio, primarily using probabilities of default and an estimate of associated losses. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

Despite our belief that our tax return positions are consistent with applicable tax laws, we believe that taxing authorities could challenge certain positions. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. We record tax benefits for uncertain tax positions based upon management's evaluation of the information available at the reporting date.  To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits.  The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement.  Adjustments related to positions impacting the effective tax rate affect the provision for income taxes.  Adjustments related to positions impacting the timing of deductions impact deferred tax assets and liabilities.

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

EMPLOYMENT

Worldwide employment was 94,225 at the end of third quarter 2009.  Employment declined by approximately 17,900 from third quarter 2008.

Since late 2008, we have taken a variety of steps to bring our workforce in line with demand. This includes full-time Caterpillar employees who have been laid off or separated and those who have taken advantage of incentive-based voluntary plans offered by the company.  Since the end of 2008, full-time employment has declined by about 18,700.  In addition, we have long utilized a flexible workforce made up of part-time/temporary, contract and agency workers to better respond to shifts in demand.  These workers are not included in our full-time employment.  Since late 2008, we have reduced this flexible workforce by more than 18,000.  Looking forward, we will adjust our workforce as production levels and resource requirements change.  We expect the recovery and demand for jobs to vary depending on specific regions of the world, industry and product.

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

On February 8, 2009, an incident at Caterpillar's Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River. In coordination with state and federal authorities, appropriate remediation measures have been taken. On February 23, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven Counts of violations of state environmental laws and regulations.  Each Count seeks injunctive relief, as well as statutory penalties of $50,000 per violation and $10,000 per day of violation. In addition, on March 5, the U.S. EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action, indicating EPA's intent to seek civil penalties for violations of the Clean Water Act and Oil Pollution Act.  The Notice of Intent seeks up to $16,000 per day of violation.  Neither the Complaint nor the Notice of Intent quantifies the total number of violations or total number of days during which violations are alleged to have occurred. At this time, we do not believe these proceedings will have a material impact on our consolidated results of operations, financial position or liquidity.

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

Retirement Benefits

We recognized pension expense of $111 million and $480 million for the three and nine months ended September 30, 2009, as compared to $49 million and $143 million for the three and nine months ended September 30, 2008.  The increase in expense was the result of increased amortization of net actuarial losses due to significant asset losses in 2008 and lower expected return on plan assets in 2009.  In addition, pension expense for the nine months ended September 30, 2009 included $139 million of curtailment, settlement and special termination benefit costs due to first quarter voluntary and involuntary separation programs (discussed below).  The guidance on retirement benefits requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance on retirement benefits also requires companies to use an expected long-term rate of asset return for computing current year pension expense.  Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of September 30, 2009, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $7.59 billion.  The majority of the actuarial losses are due to significant asset losses during 2008 in addition to losses from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $50 million and $230 million for the three and nine months ended September 30, 2009, as compared to $72 million and $215 million for the three and nine months ended September 30, 2008.  The decrease in expense for the three months ended September 30, 2009 was the result of an amendment to our U.S. support and management other postretirement benefit plan (discussed below).  The increase in expense for the nine months ended September 30, 2009 was due to first quarter curtailment losses of $62 million recognized as a result of employee separation programs (discussed below), partially offset by the impact of the plan amendment.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $837 million at September 30, 2009. These losses mainly reflect significant asset losses during 2008, an increase in expected health care inflation and several years of declining discount rates.

In September 2006, the FASB issued the guidance on employers' accounting for defined benefit pension and other postretirement plans, which requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Also, the measurement date – the date at which the benefit obligation and plan assets are measured – is required to be the company's fiscal year-end.  We adopted the balance sheet recognition provisions at December 31, 2006, and adopted the year-end measurement date effective January 1, 2008 using the "one measurement" approach.  Under the one measurement approach, net periodic benefit cost for the period between any early measurement date and the end of the fiscal year that the measurement provisions are applied is allocated proportionately between amounts to be recognized as an adjustment of Profit employed in the business and net periodic benefit cost for the fiscal year.  Previously, we used a November 30th measurement date for our U.S. pension and other postretirement benefit plans and September 30th for our non-U.S. plans.  The adoption of the year-end measurement date provisions of this guidance increased January 1, 2008 assets by $8 million, increased liabilities by $24 million and reduced stockholders' equity by $16 million.  The adoption of this guidance did not impact our results of operations.

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

In March 2009, we amended our U.S. support and management other postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older will no longer participate in a Caterpillar-sponsored group health plan.  Instead, the retirees will enroll in individual health plans that work with Medicare, such as Medicare Advantage and Medicare Supplement plans.  In addition, Caterpillar will fund a tax-advantaged Health Reimbursement Arrangement (HRA) to assist retirees with premiums and other qualified medical expenses.  As a result of this amendment, the plan was re-measured as of March 31, 2009, which decreased our existing benefit obligation by approximately $432 million.  This reflects a discount rate of 6.4%.  The decrease will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees in the plan.

We made $988 million of contributions to our U.S. and non-U.S. pension plans during the nine months ended September 30, 2009, including a voluntary contribution to our U.S. plans of 18.2 million shares ($650 million) in Caterpillar stock, held as treasury stock.  We currently anticipate additional cash contributions of approximately $60 million during the remainder of the year.  We have adequate liquidity resources to fund both U.S. and non-U.S. plans.

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

During the third quarter 2009, on-going cost reduction efforts and adjustments to existing programs resulted in a net benefit of $2 million, recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  These activities, impacting production and support and management positions worldwide, resulted in net additional employee separations of 265.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the separation charges in the fourth quarter 2008 and first, second and third quarter 2009 by geographic region:

	Machinery and Engines				Financial Products
(Millions of dollars)	North America	EAME	Latin America	Asia/ Pacific		Total
Q4 2008 Separation charges	$4	$17	$9	$—	$—	$30
Q4 2008 Benefit payments	—	(12)	(7)	—	—	(19)
Liability balance at December 31, 2008	$4	$5	$2	$—	$—	$11

Q1 2009 Separation charges	$304	$24	$9	$9	$11	$357
Q1 2009 Benefit payments	(205)	(22)	(9)	(6)	(7)	(249)
Liability balance at March 31, 2009	$103	$7	$2	$3	$4	$119

Q2 2009 Separation charges	$7	$68	$3	$7	$—	$85
Q2 2009 Benefit payments	(59)	(13)	(4)	(9)	(2)	(87)
Liability balance at June 30, 2009	$51	$62	$1	$1	$2	$117

Q3 2009 Separation charges and adjustments	$(3)	$—	$—	$1	$—	$(2)
Q3 2009 Benefit payments	(22)	(28)	(1)	(1)	(1)	(53)
Liability balance at September 30, 2009	$26	$34	$—	$1	$1	$62

The remaining balances as of September 30, 2009 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs will be paid by the end of 2009.

The following table summarizes the number of employees that accepted or were subject to the programs:

	Third Quarter 2009	Second Quarter 2009	First Quarter 2009	Full Year 2008
Impacted employees at beginning of period	520	5,796	1,505	—
Impacted employees during the period	265	1,820	13,040	3,085
Employee separations during the period	(664)	(7,096)	(8,749)	(1,580)
Impacted employees remaining at the end of period	121	520	5,796	1,505

The majority of the employees that accepted or were subject to the programs but that were still employed as of September 30, 2009 will be separated by the end of the fourth quarter 2009.

In addition to the first, second and third quarter 2009 separation charges noted above, during the first quarter we recognized $201 million of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

Order Backlog

The dollar amount of backlog was approximately $8.4 billion at September 30, 2009 and $14.7 billion at December 31, 2008.  Of the total backlog, approximately $2.2 billion at September 30, 2009 and at December 31, 2008 was not expected to be filled in one year.  The decrease during 2009 reflects the impact of weak global economic conditions.

NON-GAAP FINANCIAL MEASURES

The following definitions are provided for "non-GAAP financial measures" in connection with Item 10(e) of Regulation S-K issued by the Securities and Exchange Commission.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and therefore are unlikely to be comparable to the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.

Profit Per Share Excluding Redundancy Costs

During the third quarter of 2009, redundancy costs related to employment reductions in response to the global recession were insignificant.  We believe it is important to separately quantify the profit per share impact of redundancy costs in order for our 2009 actual results and outlook to be meaningful to our readers.  Reconciliation of profit per share excluding redundancy costs to the most directly comparable GAAP measure, profit per share is as follows:

	Third Quarter 2009	September YTD 2009	2009 Outlook1 x
Profit per share	$0.64	$1.07	$1.10 – $1.30
Per share redundancy costs	$—	$0.70	$0.75
Profit per share excluding redundancy costs	$0.64	$1.77	$1.85 – $2.05

1	2009 Sales and Revenues range of $32 - $33 billion

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 68 to 75 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$6,583	$6,583	$—	$—
Revenues of Financial Products	715	—	788	(73)	2
Total sales and revenues	7,298	6,583	788	(73)

Operating costs:
Cost of goods sold	5,255	5,255	—	—
Selling, general and administrative expenses	907	765	146	(4)	3
Research and development expenses	327	327	—	—
Interest expense of Financial Products	256	—	256	—	4
Other operating (income) expense	276	(10)	294	(8)	3
Total operating costs	7,021	6,337	696	(12)

Operating profit	277	246	92	(61)

Interest expense excluding Financial Products	91	112	—	(21)	4
Other income (expense)	66	22	4	40	5

Consolidated profit before taxes	252	156	96	—

Provision (benefit) for income taxes	(139)	(146)	7	—
Profit of consolidated companies	391	302	89	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products' subsidiaries	—	85	—	(85)	6

Profit of consolidated and affiliated companies	392	388	89	(85)

Less: Profit (loss) attributable to noncontrolling interests	(12)	(16)	4	—

Profit 7	$404	$404	$85	$(85)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products' revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products' profit due to equity method of accounting.
7	Profit attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended September 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$12,148	$12,148	$—	$—
Revenues of Financial Products	833	—	897	(64)	2
Total sales and revenues	12,981	12,148	897	(64)

Operating costs:
Cost of goods sold	9,704	9,704	—	—
Selling, general and administrative expenses	1,061	924	142	(5)	3
Research and development expenses	437	437	—	—
Interest expense of Financial Products	291	—	292	(1)	4
Other operating (income) expense	315	3	319	(7)	3
Total operating costs	11,808	11,068	753	(13)

Operating profit	1,173	1,080	144	(51)

Interest expense excluding Financial Products	59	59	—	—	4
Other income (expense)	146	68	27	51	5

Consolidated profit before taxes	1,260	1,089	171	—

Provision (benefit) for income taxes	395	353	42	—
Profit of consolidated companies	865	736	129	—

Equity in profit (loss) of unconsolidated affiliated companies	11	12	(1)	—
Equity in profit of Financial Products' subsidiaries	—	125	—	(125)	6

Profit of consolidated and affiliated companies	876	873	128	(125)

Less: Profit (loss) attributable to noncontrolling interests	8	5	3	—

Profit 7	$868	$868	$125	$(125)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products' revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products' profit due to equity method of accounting.
7	Profit attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$22,347	$22,347	$—	$—
Revenues of Financial Products	2,151	—	2,398	(247)	2
Total sales and revenues	24,498	22,347	2,398	(247)

Operating costs:
Cost of goods sold	18,034	18,034	—	—
Selling, general and administrative expenses	2,703	2,314	400	(11)	3
Research and development expenses	1,066	1,066	—	—
Interest expense of Financial Products	807	—	810	(3)	4
Other operating (income) expenses	1,439	595	870	(26)	3
Total operating costs	24,049	22,009	2,080	(40)

Operating profit	449	338	318	(207)

Interest expense excluding Financial Products	301	365	—	(64)	4
Other income (expense)	293	153	(3)	143	5

Consolidated profit before taxes	441	126	315	—

Provision (benefit) for income taxes	(179)	(239)	60	—
Profit of consolidated companies	620	365	255	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products' subsidiaries	—	243	—	(243)	6

Profit of consolidated and affiliated companies	621	609	255	(243)

Less: Profit (loss) attributable to noncontrolling interests	(42)	(54)	12	—

Profit 7	$663	$663	$243	$(243)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products' revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products' profit due to equity method of accounting.
7	Profit attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Results of Operations For The Nine Months Ended September 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$35,924	$35,924	$—	$—
Revenues of Financial Products	2,477	—	2,719	(242)	2
Total sales and revenues	38,401	35,924	2,719	(242)

Operating costs:
Cost of goods sold	28,349	28,349	—	—
Selling, general and administrative expenses	3,094	2,681	430	(17)	3
Research and development expenses	1,221	1,221	—	—
Interest expense of Financial Products	854	—	857	(3)	4
Other operating (income) expenses	892	(17)	927	(18)	3
Total operating costs	34,410	32,234	2,214	(38)

Operating profit	3,991	3,690	505	(204)

Interest expense excluding Financial Products	203	203	—	—	4
Other income (expense)	351	76	71	204	5

Consolidated profit before taxes	4,139	3,563	576	—

Provision (benefit) for income taxes	1,249	1,089	160	—
Profit of consolidated companies	2,890	2,474	416	—

Equity in profit (loss) of unconsolidated affiliated companies	32	33	(1)	—
Equity in profit of Financial Products' subsidiaries	—	404	—	(404)	6

Profit of consolidated and affiliated companies	2,922	2,911	415	(404)

Less: Profit (loss) attributable to noncontrolling interests	26	15	11	—

Profit 7	$2,896	$2,896	$404	$(404)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products' revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products' profit due to equity method of accounting.
7	Profit attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Financial Position At September 30, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines 1	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$4,188	$1,826	$2,362	$—
Receivables – trade and other	5,733	3,666	1,367	700	2,3
Receivables – finance	7,791	—	9,605	(1,814)	3
Deferred and refundable income taxes	1,248	1,137	111	—
Prepaid expenses and other current assets	448	459	20	(31)	4
Inventories	6,815	6,815	—	—
Total current assets	26,223	13,903	13,465	(1,145)

Property, plant and equipment – net	12,250	9,087	3,163	—
Long-term receivables – trade and other	867	352	238	277	2,3
Long-term receivables – finance	13,240	—	13,547	(307)	3
Investments in unconsolidated affiliated companies	101	101	—	—
Investments in Financial Products subsidiaries	—	4,445	—	(4,445)	5
Noncurrent deferred and refundable income taxes	3,298	3,672	54	(428)	6
Intangible assets	474	473	1	—
Goodwill	2,272	2,272	—	—
Other assets	2,113	284	1,829	—
Total assets	$60,838	$34,589	$32,297	$(6,048)

Liabilities
Current liabilities:
Short-term borrowings	$4,523	$1,556	$3,985	$(1,018)	7
Accounts payable	2,714	2,595	212	(93)	8
Accrued expenses	3,360	2,048	1,346	(34)	9
Accrued wages, salaries and employee benefits	761	754	7	—
Customer advances	1,283	1,283	—	—
Dividends payable	—	—	—	—
Other current liabilities	792	737	73	(18)	6
Long-term debt due within one year	4,524	193	4,331	—
Total current liabilities	17,957	9,166	9,954	(1,163)
Long-term debt due after one year	23,069	5,739	17,360	(30)	7
Liability for postemployment benefits	9,039	9,039	—	—
Other liabilities	2,260	2,132	538	(410)	6
Total liabilities	52,325	26,076	27,852	(1,603)
Commitments and contingencies
Redeemable noncontrolling interest	431	431	—	—
Stockholders' equity
Common stock	3,392	3,392	880	(880)	5
Treasury stock	(10,702)	(10,702)	—	—
Profit employed in the business	20,026	20,026	3,219	(3,219)	5
Accumulated other comprehensive income (loss)	(4,740)	(4,740)	272	(272)	5
Noncontrolling interests	106	106	74	(74)	5
Total stockholders' equity	8,082	8,082	4,445	(4,445)
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$60,838	$34,589	$32,297	$(6,048)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of receivables between Machinery and Engines and Financial Products.
3	Reclassification of Machinery and Engines' trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
4	Elimination of Machinery and Engines' insurance premiums that are prepaid to Financial Products.
5	Elimination of Financial Products' equity which is accounted for by Machinery and Engines on the equity basis.
6	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
7	Elimination of debt between Machinery and Engines and Financial Products.
8	Elimination of payables between Machinery and Engines and Financial Products.
9	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines 1	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$2,736	$1,517	$1,219	$—
Receivables – trade and other	9,397	6,032	545	2,820	2,3
Receivables – finance	8,731	—	12,137	(3,406)	3
Deferred and refundable income taxes	1,223	1,014	209	—
Prepaid expenses and other current assets	765	510	280	(25)	4
Inventories	8,781	8,781	—	—
Total current assets	31,633	17,854	14,390	(611)
Property, plant and equipment – net	12,524	9,380	3,144	—
Long-term receivables – trade and other	1,479	357	549	573	2,3
Long-term receivables – finance	14,264	—	14,867	(603)	3
Investments in unconsolidated affiliated companies	94	94	—	—
Investments in Financial Products subsidiaries	—	3,788	—	(3,788)	5
Noncurrent deferred and refundable income taxes	3,311	3,725	35	(449)	6
Intangible assets	511	510	1	—
Goodwill	2,261	2,261	—	—
Other assets	1,705	310	1,395	—
Total assets	$67,782	$38,279	$34,381	$(4,878)
Liabilities
Current liabilities:
Short-term borrowings	$7,209	$1,632	$6,012	$(435)	7
Accounts payable	4,827	4,654	323	(150)	8
Accrued expenses	4,121	2,621	1,526	(26)	9
Accrued wages, salaries and employee benefits	1,242	1,228	14	—
Customer advances	1,898	1,898	—	—
Dividends payable	253	253	—	—
Other current liabilities	1,027	1,002	29	(4)	6
Long-term debt due within one year	5,492	456	5,036	—
Total current liabilities	26,069	13,744	12,940	(615)
Long-term debt due after one year	22,834	5,766	17,098	(30)	7
Liability for postemployment benefits	9,975	9,975	—	—
Other liabilities	2,190	2,080	555	(445)	6
Total liabilities	61,068	31,565	30,593	(1,090)
Commitments and contingencies
Redeemable noncontrolling interest	524	524	—	—
Stockholders' equity
Common stock	3,057	3,057	860	(860)	5
Treasury stock	(11,217)	(11,217)	—	—
Profit employed in the business	19,826	19,826	2,975	(2,975)	5
Accumulated other comprehensive income (loss)	(5,579)	(5,579)	(108)	108	5
Noncontrolling interests	103	103	61	(61)	5
Total stockholders' equity	6,190	6,190	3,788	(3,788)
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$67,782	$38,279	$34,381	$(4,878)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of receivables between Machinery and Engines and Financial Products.
3	Reclassification of Machinery and Engines' trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
4	Elimination of Machinery and Engines' insurance premiums that are prepaid to Financial Products.
5	Elimination of Financial Products' equity which is accounted for by Machinery and Engines on the equity basis.
6	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
7	Elimination of debt between Machinery and Engines and Financial Products.
8	Elimination of payables between Machinery and Engines and Financial Products.
9	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For The Nine Months Ended September 30, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$621	$609	$255	$(243)	2
Adjustments for non-cash items:
Depreciation and amortization	1,633	1,083	550	—
Undistributed profit of Financial Products	—	(243)	—	243	3
Other	62	60	(137)	139	4
Changes in assets and liabilities:
Receivables - trade and other	3,964	1,910	147	1,907	4,5
Inventories	1,985	1,985	—	—
Accounts payable and accrued expenses	(2,872)	(2,699)	(221)	48	4
Customer advances	(606)	(606)	—	—
Other assets – net	102	(135)	252	(15)	4
Other liabilities – net	(371)	(429)	37	21	4
Net cash provided by (used for) operating activities	4,518	1,535	883	2,100
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(751)	(749)	(2)	—
Expenditures for equipment leased to others	(747)	—	(751)	4	4
Proceeds from disposals of property, plant and equipment	799	74	725	—
Additions to finance receivables	(5,255)	—	(15,518)	10,263	5
Collections of finance receivables	7,343	—	18,796	(11,453)	5
Proceeds from sales of finance receivables	69	—	983	(914)	5
Net intercompany borrowings	—	427	(965)	538	6
Investments and acquisitions (net of cash acquired)	(9)	(9)	—	—
Proceeds from available-for-sale securities	232	5	227	—
Investments in available-for-sale securities	(312)	(4)	(308)	—
Other – net	(89)	123	(232)	20	7
Net cash provided by (used for) investing activities	1,280	(133)	2,955	(1,542)
Cash flow from financing activities:
Dividends paid	(766)	(766)	—	—
Common stock issued, including treasury shares reissued	50	50	20	(20)	7
Excess tax benefit from stock-based compensation	8	8	—	—
Acquisition of noncontrolling interests	(6)	(6)	—	—
Net intercompany borrowings	—	965	(427)	(538)	6
Proceeds from debt issued (original maturities greater than three months)	10,869	1,036	9,833	—
Payments on debt (original maturities greater than three months)	(10,816)	(1,396)	(9,420)	—
Short-term borrowings - net (original maturities three months or less)	(3,686)	(966)	(2,720)	—
Net cash provided by (used for) financing activities	(4,347)	(1,075)	(2,714)	(558)
Effect of exchange rate changes on cash	1	(18)	19	—
Increase (decrease) in cash and short-term investments	1,452	309	1,143	—
Cash and short-term investments at beginning of period	2,736	1,517	1,219	—
Cash and short-term investments at end of period	$4,188	$1,826	$2,362	$—

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products' profit after tax due to equity method of accounting.
3	Non-cash adjustment for the undistributed earnings from Financial Products.
4	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6	Net proceeds and payments to/from Machinery and Engines and Financial Products.
7	Change in investment and common stock related to Financial Products.

Caterpillar Inc. Supplemental Data for Cash Flow For The Nine Months Ended September 30, 2008 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
		Machinery and	Financial	Consolidating
	Consolidated	Engines 1	Products	Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$2,922	$2,911	$415	$(404)	2
Adjustments for non-cash items:
Depreciation and amortization	1,453	879	574	—
Undistributed profit of Financial Products	—	(404)	—	404	3
Other	58	136	(210)	132	4
Changes in assets and liabilities:
Receivables - trade and other	(676)	(489)	(30)	(157)	4,5
Inventories	(1,380)	(1,380)	—	—
Accounts payable and accrued expenses	790	557	161	72	4
Customer advances	321	321	—	—
Other assets - net	154	52	(26)	128	4
Other liabilities - net	(362)	(230)	(13)	(119)	4
Net cash provided by (used for) operating activities	3,280	2,353	871	56
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,362)	(1,345)	(17)	—
Expenditures for equipment leased to others	(1,082)	—	(1,101)	19	4
Proceeds from disposals of property, plant and equipment	754	27	727	—
Additions to finance receivables	(11,168)	—	(29,272)	18,104	5
Collections of finance receivables	7,402	—	24,430	(17,028)	5
Proceeds from sales of finance receivables	710	—	1,861	(1,151)	5
Net intercompany borrowings	—	239	(6)	(233)	6
Investments and acquisitions (net of cash acquired)	(139)	(139)	—	—
Proceeds from available-for-sale securities	292	20	272	—
Investments in available-for-sale securities	(270)	(14)	(256)	—
Other – net	116	151	(35)	—	7
Net cash provided by (used for) investing activities	(4,747)	(1,061)	(3,397)	(289)
Cash flow from financing activities:
Dividends paid	(700)	(700)	—	—
Distribution to noncontrolling interests	(10)	(10)	—	—
Common stock issued, including treasury shares reissued	128	128	—	—	7
Payment for stock repurchase derivative contracts	(38)	(38)	—	—
Treasury shares purchased	(1,716)	(1,716)	—	—
Excess tax benefit from stock-based compensation	55	55	—	—
Net intercompany borrowings	—	6	(239)	233	6
Proceeds from debt issued (original maturities greater than three months)	14,020	49	13,971	—
Payments on debt (original maturities greater than three months)	(10,888)	(173)	(10,715)	—
Short-term borrowings - net (original maturities three months or less)	1,646	1,219	427	—
Net cash provided by (used for) financing activities	2,497	(1,180)	3,444	233
Effect of exchange rate changes on cash	(14)	(9)	(5)	—
Increase (decrease) in cash and short-term investments	1,016	103	913	—
Cash and short-term investments at beginning of period	1,122	862	260	—
Cash and short-term investments at end of period	$2,138	$965	$1,173	$—

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products' profit after tax due to equity method of accounting.
3	Non-cash adjustment for the undistributed earnings from Financial Products.
4	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6	Net proceeds and payments to/from Machinery and Engines and Financial Products.
7	Change in investment and common stock related to Financial Products.

2009 Economic Outlook

Industrial production has improved in the vast majority of major economies, signaling an end to the world's worst postwar recession.

▪
Central banks accelerated interest-rate reductions after the Lehman Brothers' bankruptcy, and interest rates throughout the world are the lowest on record.  For many developed economies, interest rates are lower than during the Great Depression.

▪
Central banks increased their balance sheets to increase liquidity in financial systems.  Although banks are still holding much of this liquidity, some has moved into the public's hands.  Growth in the money supply accelerated in some of the larger economies.

▪	Governments introduced more than $3.5 trillion in multi-year stimulus programs with most of the expected impact in the last half of 2009 and into 2010.

▪
World economic growth should be positive in the last half of this year.  However, the collapse in growth late last year and early this year means world output will be down slightly more than 2 percent for the full year, the worst decline in the postwar period.

▪
Asia/Pacific will be the strongest region for growth this year, an estimated 4 percent.  China's recovery stimulus returned its growth to almost 8 percent in the second quarter, and full-year growth should be nearly 8.5 percent.  India and Indonesia also reacted quickly, and 2009 growth should average about 6 percent and 4 percent, respectively.

▪
Africa/Middle East should have marginal economic growth.  Positives include improved access to credit, higher commodity prices and lower interest rates.  The CIS economy, despite some signs of improvement, should shrink about 6 percent in 2009.

▪	Most Latin American economies are in recovery, led by a strong rebound in Brazil. However, a recession in Mexico will result in the regional economy declining an estimated 2 percent this year.

▪
Collectively, developing economies should grow almost 1.5 percent this year.  Although growth is down from 5.5 percent in 2008, it is much better than the 3.5-percent decline expected in developed economies.

▪
The U.S. economy declined at less than a 1-percent rate in the second quarter despite record inventory reductions.  A slowing in inventory reductions, some improvement in consumer spending and more government spending pushed growth to 3.5 percent in the third quarter.  Despite further growth in the fourth quarter, output will decline about 2.5 percent for the full year.

▪
The European economy declined about 1 percent in the second quarter, and surveys suggest recovery started in the third quarter.  However, earlier severe declines should leave output down 4 percent for the full year.

▪
The Japanese economy collapsed during the recession, with industrial production bottoming 37 percent below the best month in 2008.  Recovery has started, but the Japanese economy will be down about 5 percent for the full year.

2009 Sales and Revenues Outlook

With nine months of 2009 behind us, we have tightened the full-year outlook for sales and revenues to a range of $32 to $33 billion.  We expect that dealers will continue to reduce machine inventories during the fourth quarter, but likely at a lower rate than the second and third quarters.  Dealers will likely reduce new machine inventories between $3 and $3.5 billion for the full year 2009.

2009 Profit Outlook

We have implemented a wide variety of actions to weather this very severe recession, and as a result, we expect to be solidly profitable in 2009.  We expect 2009 profit in a range of $1.10 to $1.30 per share including redundancy costs of about $700 million, or $0.75 per share.  Excluding redundancy costs, we expect profit to be between $1.85 and $2.05 per share.

This is an improvement in the 2009 profit outlook since the end of the second quarter.  At that time we expected profit at the midpoint of the range to be $0.95 per share, or $1.70 per share excluding redundancy costs.  The current profit outlook reflects an improvement at the midpoint of the profit range of $0.25 per share.

2010 Economic Outlook

Led by developing economies, we expect that economic recovery will strengthen in 2010, with worldwide growth of about 3 percent.  This rate of growth would be the best since 2007, but low by historic standards given the depth of the recession.

▪
Consumer prices are currently declining in the United States, euro-zone and Japan; inflation in the developed economies is the lowest since 1969.  At the same time, unemployment is high and generally rising.  As a result, we assume most central banks will maintain very low interest rates through at least mid 2010 and then raise rates cautiously in the second half.

▪	We project the Federal Reserve will increase rates from about 0.15 percent to 1 percent by the end of 2010; the European Central Bank, from 1 percent to 2 percent.

▪
Many credit spreads are elevated, and businesses often struggle to obtain credit.  We assume central banks will need to maintain expansive balance sheets throughout much of 2010 to further ease financial pressures.

▪	Stimulus programs should have maximum impacts in the first half of 2010. Some governments may expand programs to provide additional support.

▪	The severe recession left the world economy with vast amounts of unused capacity. As a result, inflation is unlikely to develop into a serious problem in 2010, no matter how fast the recovery.

▪	Economies are still struggling with continuing problems, which is normal in the early months of recovery. However, historical comparisons show that severe recessions give way to rapid recoveries.

▪
Our forecast assumes that developing economies will continue to outperform developed economies.  Growth in the developing economies should be more than 5 percent in 2010, compared with about 2 percent in the developed economies.

▪
Improved world economic growth in 2010 should extend the ongoing recovery in commodity prices.  We expect most commodity prices will be attractive for investment, and producers will increase both production and investment.

▪
Asia/Pacific will remain the fastest growing region, with about 6.5-percent growth.  We expect almost 9-percent growth in China and 7-percent growth in India.  High rates of growth should improve construction spending and investments in mining capacity.

▪
The economies of Latin America, Africa/Middle East and CIS should grow between 3 and 3.5 percent next year.  Better growth should revive construction spending, and most economies will benefit from higher commodity prices.

▪
We forecast 3-percent growth in the U.S. economy, which is slower than past recoveries from severe recessions.  Housing, highway construction and mining production should all improve.  Nonresidential building construction will likely continue to decline.

▪
We project U.S. housing starts of about 1 million units in 2010, up from around 600,000 units in 2009.  Inventories of unsold new homes have dropped sharply, prices have stabilized and mortgage interest rates are low.  Housing affordability is the best since the early 1970s, when housing starts exceeded 2 million units annually.  However, starts in the years 2008 through 2010 would be the three lowest years since 1945.

▪	The economies of Europe and Japan, coming off steep declines in 2009, should grow 1 to 1.5 percent in 2010. Construction should improve slightly.

▪
Our major concern is that central banks will begin raising interest rates and reducing balance sheets too quickly.  Economies likely will remain fragile well into 2010, and a renewed downturn would result in an even worse recession than the one just ended.  Most central banks acknowledge this risk and indicate no hurry to tighten policies.  As a result, we believe the chances of renewed recession next year are low.

2010 Preliminary Sales and Revenues Outlook

We are forecasting an increase in sales and revenues in 2010 of 10 to 25 percent from the midpoint of the 2009 outlook range.

▪
In 2009, dealers are likely to reduce new machine inventories $3 to $3.5 billion.  At the midpoint of the 2010 sales range, we would expect little change in dealer inventories next year, resulting in higher production and sales for Caterpillar.

▪
A growing world economy, along with stronger demand for commodities and increased construction spending, will increase end-user demand for machinery.  However, the level of recovery anticipated in our outlook for 2010 is slower than historical precedents.

▪	Improved price realization - positive, but less than 1 percent.

▪	Currency impacts - positive, but less than 1 percent.

▪	At the midpoint of the outlook range, Engines sales (including turbines) are expected to decline slightly from 2009.

Although we are not providing a 2010 preliminary profit outlook, we expect that next year will continue to be very challenging.  While we are forecasting better sales volume, expect to benefit from continued implementation of the Cat Production System and we do not expect significant employee redundancy costs next year, we will face profit pressure in other areas.  For example, R&D expenses will likely be higher as we prepare for Tier 4, pension expense will increase in 2010, we do not expect that LIFO inventory decrement benefits will be as significant and 2009 had favorable tax items that are not expected to repeat.

Safe Harbor

Certain statements in this Form 10-Q relate to future events and expectations and as such constitute forward-looking statements involving known and unknown factors that may cause actual results of Caterpillar Inc. to be different from those expressed or implied in the forward-looking statements. In this context, words such as "will," "would," "expect," "anticipate," "should" or other similar words and phrases often identify forward-looking statements made on behalf of Caterpillar.  It is important to note that actual results of the company may differ materially from those described or implied in such forward-looking statements based on a number of factors and uncertainties, including, but not limited to, (i) adverse change in general economic conditions; (ii) adverse change in the industries Caterpillar serves including construction, infrastructure, mining, energy, marine and electric power generation; (iii) Caterpillar's ability to manage material, including steel, and freight costs; (iv) Caterpillar's ability to generate cash from operations, secure external funding for its operations and manage its liquidity needs; (v) material adverse change in customers' access to liquidity and capital; (vi) currency exchange or interest rates changes; (vii) political stability; (viii) market acceptance of the company's products and services; (ix) significant changes in the competitive environment; (x) epidemic diseases; (xi) severe change in weather conditions negatively impacting operations; (xii) changes in law, regulations and tax rates; and (xiii) other general economic, business and financing conditions and factors described in more detail (in Item 1A – Risk Factors in Part II of this Form 10-Q).  This filing is available on our website at www.cat.com/sec_filings. We do not undertake to update our forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference from Note 4 – "Derivative Instruments and Hedging Activities" included in Part I, Item 1 and Management's Discussion and Analysis included in Part I, Item 2 of this Form 10-Q.

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

Changes in internal control over financial reporting
During the third quarter 2009, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 and Management's Discussion and Analysis included in Part I, Item 2 of this Form 10-Q.

Item 1A.  Risk Factors

We have updated the risk factors included in our Form 10-K for the fiscal year ended December 31, 2008 (filed with the Securities and Exchange Commission (SEC) on February 20, 2009) to include risks associated with Monetary and Fiscal Policies, Environmental Regulations and Credit and Equity Markets.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements" of this Form 10-Q.  In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.  The discussion and analysis in this Form 10-Q is forward-looking and involves uncertainties that could significantly impact results.  From time to time, we also provide forward-looking statements in other materials we issue to the public or in the form of oral presentation to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You can identify these statements by the fact they do not relate to historical or current facts and by the use of words such as "believe," "expect," "estimate," "anticipate," "will be," "should," "plan," "project," "intend," "could," and similar words or expressions that identify forward-looking statements made on behalf of Caterpillar.

In particular, these forward-looking statements include statements relating to future actions, prospective products, products' approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, economic conditions, potential returns, financial condition and financial results. The statements are based on assumptions or on known or unknown risks and uncertainties. Although we believe we have been prudent in our assumptions, we cannot guarantee the realization of these statements. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

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

Changes in Government Monetary and Fiscal Policies
Most countries have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which alter demand for residential and nonresidential structures, energy and mined products, which in turn affect sales of our products that serve these activities.  Also, interest rates affect customers' abilities to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products.  Our outlooks typically include assumptions about interest rates in a number of countries.  Interest rates higher than those assumptions could result in lower sales than anticipated and supply chain inefficiencies.

Economic events have reduced the availability of liquidity to fund investments in many markets that we serve. Central banks and other policy arms of many countries have implemented various actions to restore liquidity and increase the availability of credit. The effectiveness of these and related government actions is uncertain and could have a material impact on the customers and markets we serve and our business, results of operations and financial condition. Government policies on taxes and spending affect our businesses.  Throughout the world, government spending finances much infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine depreciation lives and the amount of money users can retain, both of which influence investment decisions.  Developments more unfavorable than anticipated, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

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

Although we are executing comprehensive plans designed to meet Tier 4 emissions requirements, these plans are subject to many variables, including the timing of our Tier 4 engine development and new machine product introduction.  If we are unable to meet our plans as projected, it could delay or inhibit our ability to continue placing certain products on the market, which could negatively impact our financial results and competitive position.  We are incurring research and development costs to design products to meet Tier 4 requirements.  We plan to include costs associated with Tier 4 development and production in prices of our products.  The level of market acceptance of prices for products that meet Tier 4 requirements could negatively impact our financial results and competitive position.

American Clean Energy and Security Act
The American Clean Energy and Security Act has passed the U.S. House of Representatives, and similar legislation has been introduced in the U.S. Senate.  This legislation is designed to restrict and reduce carbon emissions from U.S. stationary and mobile sources. Should final legislation be adopted imposing significant operational restrictions and compliance requirements upon U.S. manufacturers, it could have a material impact upon the Company's capital expenditures, results of operations, and competitive position.

Healthcare Reform Legislation
Healthcare reform is currently a high priority for the Administration and Congress. Both the Senate HELP Committee and Senate Finance Committee are considering significant healthcare reform legislation.  Proposed healthcare reform legislation is in development and its content and potential impact remain uncertain.  Should final legislation be adopted imposing significant costs on the Company, it could have a material impact upon the Company's results of operations and competitive position.

Credit and Equity Market Volatility, Changes in General Economic Conditions and Economic Conditions of Industries or Markets  We Serve
Our results of operations are materially affected by the conditions in the global economy generally and various capital markets. Global economic conditions may cause volatility and disruptions in the capital and credit markets.  In some cases, the markets have decreased availability of liquidity and credit capacity for certain issuers, customers, dealers and suppliers.

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

In order to conserve cash for operations, we may undertake acquisitions that would be financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease of our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot guarantee any such acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common shares.

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

Residential housing starts have been declining in the U.S. since early 2006 and housing permits in Europe have declined since late 2006. The situation has worsened with the deterioration in mortgage and real estate markets and has negatively impacted our sales in North America and Europe. These downturns could continue.  Although the U.S. Government, and governments of many countries, including countries in Europe, Japan and Australia, have adopted initiatives to help restore and stabilize markets and the economy generally, there is no assurance that these measures and other actions of the U.S. Government or the initiatives of other governments for the purpose of stabilizing the mortgage, real estate and financial markets will achieve the intended effect.

The growth in the emerging markets (i.e. Africa, Asia/Pacific, Latin America, the Middle East and Russia) have positively impacted our sales and revenues and accounted for a significant portion of our 2008 sales and revenues.  Slow economic growth in emerging markets could adversely impact our business, results of operations and financial condition.

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

In addition, global economic conditions and the volatility in the credit and capital markets have caused a significant decline in sales and revenues and restricted access to liquidity and financing for many businesses. If these conditions continue or worsen, many of our suppliers' financial viability could be adversely impacted. As a result, their ability to continue supplying component products for the manufacture of our products could be significantly undermined, which, in turn, could negatively impact our ability to meet our customers' demand for our products and our business, results of operations and financial condition.

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

In particular, some of our engine customers are OEMs that manufacture or could in the future manufacture engines for their own products.  Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products and in order to reduce costs, eliminate production risks and maintain company focus.  However, we cannot assure that these customers will continue to outsource engine manufacture in the future. Increased levels of production insourcing by these customers could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet specifications and the emergence of low-cost production opportunities in foreign countries.  A significant reduction in the level of engine production outsourcing from our OEM customers could significantly impact our revenues and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

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

Failure to continue implementing the company's acquisition strategy, including successfully integrating acquired businesses, could have a material adverse effect on our business, financial condition and results of operations.

In addition, in order to conserve cash for operations, we may undertake acquisitions that would be financed in part through public offerings or private placements of debt or equity securities, or other arrangements. Such acquisition financing could result in a decrease of our ratio of earnings to fixed charges and adversely affect other leverage measures. We cannot guarantee any such acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common shares.

Competition
We operate in a highly competitive environment, and our outlook depends on a forecast of the company's share of industry sales predicated on our ability to compete with others in the marketplace.  The company competes on the basis of product performance, customer service, quality and price. There can be no assurance that our products will be able to compete successfully with these other companies. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively or an unexpected buildup in competitors' new machine or dealer-owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

The environment remains competitive from a pricing standpoint. Our sales outlook assumes certain price increases that we announce from time to time will hold in the marketplace.   Changes in market acceptance of price increases, changes in market requirements for price discounts or changes in our competitors' behavior could have a material impact on the company's business, results of operations and financial condition.

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

Risks to Global Operations
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally and in countries with political and economic instability, each of which exposes our business operations to certain political and economic risks inherent in operating globally. These risks include:

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

We recently received the consent of lenders under certain credit facilities to our lower consolidated net worth of $6.087 billion as of December 31, 2008 and to Cat Financial's lower quarterly interest coverage ratio of 0.97 as of December 31, 2008.  In consideration of these consents, we agreed to increase the upper range of interest rates applicable to certain amounts that may be drawn by us and Cat Financial under certain credit facilities by approximately 1.00 to 1.50 percentage points and by Cat Financial under certain of its other facilities by approximately 1.00 percentage point.

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

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse effect on our earnings and cash flows.  Because a significant amount of loans made by Cat Financial are made at fixed interest rates, our business is subject to fluctuations in interest rates.  Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flow.  In addition, since Cat Financial makes a significant amount of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce our earnings and cash flow.  Cat Financial also relies on a number of diversified global debt markets and funding programs to provide liquidity for its global operations, including commercial paper, medium term notes, retail notes, variable denomination floating rate demand notes, asset-backed securitizations and bank loans.  Significant changes in market liquidity conditions could impact Cat Financial's access to funding and the associated funding costs and reduce its earnings and cash flow.  Although Cat Financial manages interest rate, foreign currency exchange rate and market liquidity risks through a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on its and our earnings and cash flow.  If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these various types of risk is ineffective, we may incur losses. With respect to Cat Financial's insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of its investment portfolio, thus requiring a negative adjustment to earnings.

The recent difficult and volatile market conditions have adversely affected the financial industry in which Cat Financial operates. Cat Financial is significant to our operations and provides financing support to a significant share of our global sales. The inability of Cat Financial to access funds to support its financing activities to our customers could have a material adverse effect on our business, results of operations and financial condition.

Cat Financial's liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets.  Cat Financial depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flow requirements and to continue to fund its operations.  A large portion of Cat Financial's borrowings have been issued in the medium term note and commercial paper markets and, although Cat Financial has continued to have access to most of these markets, there can be no assurance that such markets will continue to be a reliable source of financing for Cat Financial. If market disruption and volatility continue or worsen, Cat Financial could face materially higher financing costs and become unable to access adequate funding to operate and grow our business or seek to repay medium term notes and commercial paper as it becomes due or to meet its other liquidity needs by drawing upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources. However, under extreme market conditions, there can be no assurance such agreements and other funding sources would be available or sufficient. The extent of any impact on our ability to meet funding or liquidity needs will depend on several factors, including our operating cash flow, the duration of any market disruption, the effects of governmental programs such as the Federal Deposit Insurance Corporation's (FDIC's) Temporary Liquidity Guarantee Program (TLGP), credit conditions generally, the volatility of equity markets, our credit ratings and credit capacity, the cost of financing and other general economic and business conditions.

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

▪
The process Cat Financial uses to estimate losses inherent in its credit exposure requires a high degree of management's judgment regarding numerous subjective qualitative factors, including forecasts of economic conditions and how economic predictors might impair the ability of its borrowers to repay their loans.  Ongoing financial market disruption and volatility may impact the accuracy of these judgments.

▪
Cat Financial's ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

▪
Since our counterparties are primarily financial institutions, their ability to perform in accordance with any of our underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

Government Programs Designed to Support Credit Markets
A number of governmental programs designed to support the global financial system were implemented in 2008.  While we generally support these programs, there have been unintended consequences of the programs that have impacted Cat Financial and other companies that do not qualify to participate in them.  As an example, in the United States, some of Cat Financial's competitors in the banking and manufacturing sectors have participated in the TLGP.  The TLGP was created to strengthen confidence and encourage liquidity in the banking system by providing a government guaranty of certain qualifying newly issued senior unsecured debt of banks, thrifts and certain holding companies.  Despite the FDIC's intent to support the banking system through the TLGP, some of Cat Financial's competitors in the manufacturing sector have been permitted to participate in this program and issue senior unsecured debt with governmental guarantees at rates significantly below those capable of being offered by Cat Financial.  Likewise, Cat Financial's ability to issue debt rates that are competitive with those offered by its banking competitors has been further disadvantaged and accentuated at times by their participation in governmental programs such as the TLGP.  The TLGP, as well as other governmental initiatives, have effectively created below-market government subsidized financing for such competitors.  This program and other similar governmental programs in various jurisdictions have disadvantaged Cat Financial and other non-qualifying companies.  The TLGP is currently set to expire on October 31, 2009.  Other governmental programs may not have clear expiration dates.  Should the TLGP or any other governmental program that disadvantages Cat Financial be extended or expanded by its respective government, Cat Financial could continue to be negatively impacted in its ability to issue senior unsecured debt at rates that are comparable to those offered by its competitors.

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

In addition, the global demand for our products generally depends on our customers' ability to pay for our products, which, in turn, depends on their access to funds. Due to global economic conditions many of our customers may be experiencing increased difficulty in generating funds from operations.  Further, due to capital and credit market volatility and uncertainty, many financial institutions have revised their lending standards, thereby decreasing access to capital. If the capital and credit market volatility continues or worsens, the liquidity of our customers may decline which, in turn, would reduce their ability to purchase our products.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the third quarter 2009.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2009	5,682	$34.49	NA	NA
August 1-31, 2009	397	$37.64	NA	NA
September 1-30, 2009	3,535	$45.06	NA	NA
Total	9,614	$38.51

1		Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of September 30, 2009, those plans had approximately 12,200 active participants in the aggregate.  During the third quarter of 2009, approximately 140,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.  Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903 of the Act.

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

10.1
Amendment No. 5 to the Five-Year Credit Agreement dated September 21, 2006 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance p.l.c. and Caterpillar Finance Corporation, the Banks named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., Citibank International plc, ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.5 to the Form 8-K filed September 23, 2009).

10.2
Amendment No. 3 to the Five-Year Credit Agreement dated September 20, 2007 (2007 Five-Year Credit Agreement) among Caterpillar Inc., Caterpillar Financial Services Corporation and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc.  (incorporated by reference from Exhibit 99.4 to the Form 8-K filed September 23, 2009).

10.3
Amendment No. 1 to 364-Day Credit Agreement dated March 31, 2009 (2009 364-Day Backup Facility) among Caterpillar Inc., Caterpillar Financial Services Corporation, the Banks named therein and Citibank, N.A.  (incorporated by reference from Exhibit 99.3 to the Form 8-K filed September 23, 2009).

10.4
364-Day Credit Agreement dated September 17, 2009 (2009 364-Day Credit Agreement) among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, the Banks named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., The Royal Bank of Scotland PLC, Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to the Form 8-K filed September 23, 2009).

10.5	Japan Local Currency Addendum to 2009 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.2 to the Form 8-K filed September 23, 2009).
10.6	Joint Venture Operating Agreement dated September 9, 2009 by and among Caterpillar Inc. and Navistar Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed September 15, 2009).
11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2009).

31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
October 30, 2009	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

October 30, 2009	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

October 30, 2009	/s/ Bradley M. Halverson	Controller
(Bradley M. Halverson)

October 30, 2009	/s/ James B. Buda	Vice President, General Counsel and Secretary
(James B. Buda)

October 30, 2009	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)