Form 10-K
period 2009-12-31
CATERPILLAR INC
filed 2010-02-19
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.
Commission File No. 1-768
CATERPILLAR INC. (Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation)	37-0602744 (IRS Employer I.D. No.)
100 NE Adams Street, Peoria, Illinois (Address of principal executive offices)	61629 (Zip Code)
Registrant’s telephone number, including area code: (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)(1)	Chicago Stock Exchange New York Stock Exchange
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange
5.3% Debentures due September 15, 2035	New York Stock Exchange

(1)In addition to the exchanges in the United States, Caterpillar common stock is also listed on stock exchanges in Belgium, France, Germany, Great Britain and Switzerland.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ ✓ ]   No [    ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [    ]   No [ ✓ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [✓]   No [    ]

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ✓ ]   No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [ ✓ ]   Accelerated filer [    ]   Non-accelerated filer [     ]  Smaller Reporting Company  [    ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]   No [ ✓ ]

As of June 30, 2009, there were 621,293,542 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $20.3 billion.

As of December 31, 2009, there were 624,722,719 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of the computation that directors and executive officers may be affiliates) was approximately $35.2 billion.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2010 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the calendar year.
Parts I, II, IV	General and Financial Information for 2009 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K (Exhibit 13).

PART I

Item 1. Business.

General
The company was originally organized as Caterpillar Tractor Co. in 1925 in the State of California.  In 1986, the company reorganized as Caterpillar Inc. in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our,” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

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

2.
Engines— A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery, electric power generation systems, locomotives, marine, petroleum, construction, industrial, agricultural and other applications and related parts.  Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machine and engine components and remanufacturing services for other companies.  Reciprocating engines meet power needs ranging from 10 to 21,800 horsepower (8 to over 16 000 kilowatts).  Turbines range from 1,600 to 30,000 horsepower (1 200 to 22 000 kilowatts).

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

Due to financial information required by accounting guidance on segment reporting, we have also divided our business into 11 reportable segments for financial reporting purposes.  Information about our reportable segments, including geographic information, appears in Note 24 – “Segment information” of Exhibit 13.

Other information about our operations in 2009 and our outlook for 2010, including certain risks associated with foreign operations, is incorporated by reference from  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 13.

Company Strengths
Caterpillar is the leader in construction and mining equipment, and diesel and natural gas engines and industrial gas turbines in our size range. The company is also a leading services provider through Cat Financial, Caterpillar Logistics Services Inc. (Cat Logistics), Caterpillar Remanufacturing Services and Progress Rail Services Corporation (Progress Rail).  Annual sales and revenues were $32.396 billion in 2009, making Caterpillar the largest manufacturer in its industry.  Caterpillar is also a leading U.S. exporter.  Through direct sales of certain products and a global network of independent dealers, Caterpillar builds long-term relationships with customers around the world.  For almost 85 years, the Caterpillar name has been associated with the highest level of quality products and services.  More information is available at www.CAT.com.

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

Machinery

The competitive environment for Caterpillar’s machinery business consists of some global competitors and many regional and specialized local competitors.  Examples of global competitors include, but are not limited to, Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group AB), CNH Global N.V., Deere & Co., Hitachi Construction Machinery Co., Terex Corporation, J.C. Bamford Ltd. (JCB) and Doosan Infracore Co., Ltd.  Each of these companies have varying numbers of product lines that compete with Caterpillar products and each have varying degrees of regional focus.  John Deere Construction and Forestry Division (part of Deere & Co.), for example, has numerous product lines that compete with Caterpillar primarily in North America and Latin America.  Others, like JCB, offer a limited range of products that compete globally against Caterpillar.

The world economy experienced its worst postwar recession in 2009, causing construction spending to decline in many countries and mining companies to reduce production.  End users significantly reduced purchases of equipment and dealers reduced their reported inventories by over $3.3 billion.  As a result, machinery sales volume declined at an unprecedented rate.  Governments responded with large infrastructure programs and central banks reduced interest rates to record lows.  As a result, the world economy began recovering in the third quarter of 2009 and the year-on-year decline in sales volume in the fourth quarter was less than in the prior two quarters.

Caterpillar’s logistics business provides integrated supply chain services for Caterpillar and 50 other companies worldwide.  It competes with global, regional and local competitors, including companies such as DHL International, CEVA and United Parcel Service, Inc.  The unit has grown signifcantly since its inception in 1987.

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

Engines

Caterpillar operates in a very competitive engine/turbine manufacturing and packaging environment. The company designs, manufactures, markets and sells diesel, heavy fuel and natural gas reciprocating engines for Caterpillar machinery, electric power generation systems, locomotives, marine, petroleum, construction, industrial, agricultural and other applications.  In addition, Caterpillar provides industrial turbines and turbine related services for oil and gas and power generation applications.

The competitive environment for reciprocating engines in marine, petroleum, construction, industrial, agriculture and electric power generation systems along with turbines consists of a few global competitors who compete in a variety of markets that Caterpillar serves, and a larger set of companies who compete in a limited size range and/or application. Principal global competitors include, but are not limited to, Cummins Inc., MTU Friedrichshafen and MTU Detroit Diesel (both are Tognum Group companies), GE Energy Infrastructure, Siemens Energy and Wartsila Corp. Other competitors, such as John Deere Power Systems, MAN Diesel SE, MAN Turbo, Mitsubishi Heavy Industries Ltd., Volvo Penta (part of Volvo Group AB), Kawasaki Heavy Industries and Rolls Royce Group plc compete in certain markets in which Caterpillar competes. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co., and others, are packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.

As previously announced, Caterpillar no longer provides new engines to truck and other on-highway original equipment manufacturers (OEMs).  Caterpillar will continue to service our previous on-highway engine customers through Caterpillar and truck OEM dealer channels.

Since the introduction of Caterpillar’s ACERT® Technology in 2003, Caterpillar has continued to focus investment and resources on leveraging this technology. The building blocks for ACERT Technology are flexible and scalable and are being applied as needed based on engine platform and application. Caterpillar will add several new technologies to our portfolio of ACERT Technologies to meet upcoming Tier 4 Interim/Stage IIIB non-road emissions regulations. We believe ACERT provides Caterpillar with a valuable foundation to meet emissions and performance requirements.

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

Financial Products

Our financial products business is primarily conducted by Cat Financial. Cat Financial, incorporated in Delaware, is a wholly owned finance subsidiary of Caterpillar.  Cat Financial’s primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers around the world.  Retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines. In addition, Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term dealer receivables from Caterpillar and its subsidiaries. The various financing plans offered by Cat Financial are designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of Cat Financial’s activities is conducted in North America.  However, Cat Financial has additional offices and subsidiaries in Asia, Australia, Europe and Latin America.

For over 25 years, Cat Financial has been providing financing in the various markets in which it participates, contributing to its knowledge of asset values, industry trends, product structuring and customer needs.

In certain instances, Cat Financial’s operations are subject to supervision and regulation by state, federal and various foreign governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing requirements and restrictions which, among other things, (i) regulate credit granting activities and the administration of loans, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers and investors, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices and (vi) regulate the use and reporting of information related to a borrower’s credit experience.  Cat Financial’s ability to comply with these governmental and legal requirements and restrictions affects its operations.

Cat Financial’s retail leases and installment sale contracts (totaling 60 percent*) include:
•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, Cat Financial is considered the owner of the equipment (18 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (22 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (19 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Cat Financial’s wholesale notes receivable, finance leases and installment sale contracts (totaling 8 percent*) include:
•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (4 percent*).

•	Short-term dealer receivables we purchase from Caterpillar at a discount (4 percent*).

Cat Financial’s retail notes receivables (32 percent*) include:
•	Loans that allow customers and dealers to use their Caterpillar equipment as collateral to obtain financing.

The retail financing business is highly competitive, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various local banks and finance companies.  In addition, many of our manufacturing competitors own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Credit Corporation that utilize below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

Cat Financial’s financial results are largely dependent upon the ability of Caterpillar dealers to sell equipment and customers’ willingness to enter into financing or leasing agreements.  It is also affected by, among other things, the availability of funds from its financing sources, general economic conditions such as inflation and market interest rates and its cost of funds relative to its competitors.

Cat Financial has a “match funding” policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivables portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables, and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower its cost of borrowed funds.  For more information regarding match funding, please see Note 3 “Derivative financial instruments and risk management” of Exhibit 13.  See also the risk factor titled  “Risks to Financial Products Line of Business” for general risk associated with our financial products business included in Item 1A. of this Form 10-K.

In managing foreign currency risk for Cat Financial’s operations, the objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions.  This policy allows the use of foreign currency forward and option contracts to address the risk of currency mismatch between the receivable and debt portfolios.  None of these foreign currency forward and option contracts are designated as a hedge.

__________
*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2009.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 8 – “Finance receivables” of Exhibit 13.

Cat Financial provides financing only when certain criteria are met. Credit decisions are based on, among other factors, the customer’s credit history, financial strength and equipment application.  Cat Financial typically maintains a security interest in retail-financed equipment and requires physical damage insurance coverage on financed equipment.  Cat Financial finances a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world.  Cat Financial’s competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing.  These marketing programs provide Cat Financial with a significant competitive advantage in financing Caterpillar products. Transaction processing time and supporting technologies continue to drive Cat Financial in its efforts to respond quickly to customers and improve internal processing efficiencies.  We believe Cat Financial’s web-based Cat FinancExpressSM transaction processing and information tool currently available in the United States, France, Canada and Australia provides Cat Financial a competitive advantage in those areas.  Cat FinancExpressSM is a web-based tool that provides finance quotes, credit decisions and the ability to print the appropriate financial documents for end-user signature, all within a reasonably short time frame.

Caterpillar Insurance Company, a wholly owned subsidiary of Cat Insurance, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Insurance Company is licensed to conduct property and casualty insurance business in 49 states and the District of Columbia and, as such, is regulated in those jurisdictions as well.  The State of Missouri acts as the lead regulatory authority and monitors Caterpillar Insurance Company’s financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Insurance Company is also licensed to conduct insurance business through a branch in Zurich, Switzerland and, as such, is regulated by the Swiss Financial Market Supervisory Authority.

Caterpillar Life Insurance Company, a wholly owned subsidiary of Caterpillar, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Life Insurance Company is licensed to conduct life and accident and health insurance business in 26 states and the District of Columbia and, as such, is regulated in those jurisdictions as well. The State of Missouri acts as the lead regulatory authority and it monitors the financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Life Insurance Company also provides stop loss insurance protection to a Missouri Voluntary Employees’ Beneficiary Association (VEBA) trust used to fund medical claims of salaried retirees of Caterpillar under the VEBA.

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

Caterpillar Product Services Corporation, a wholly owned subsidiary of Caterpillar, is a warranty company domiciled in Missouri. It conducts a machine extended service contract program in Germany by providing machine extended warranty reimbursement protection to dealers in Germany.

Caterpillar Insurance Services Corporation, a wholly owned subsidiary of Cat Insurance, is a Tennessee insurance brokerage company licensed in all 50 states and the District of Columbia.  It provides brokerage services for all property and casualty and life and health lines of business.

Caterpillar’s insurance group provides protection for claims under the following programs:

•
Contractual Liability Insurance to Caterpillar, Caterpillar S.A.R.L and affiliates, Caterpillar dealers and OEMs for extended service contracts (parts and labor) offered by third party dealers and OEMs.

•	Cargo insurance for the worldwide cargo risks of Caterpillar products.

•	Contractors’ Equipment Physical Damage Insurance for equipment manufactured by Caterpillar or OEMs, which is leased, rented or sold by third party dealers to customers.

•	General liability, employer’s liability, auto liability and property insurance for Caterpillar.

•	Retiree Medical Stop Loss Insurance for medical claims under the VEBA.

•	Brokerage services for property and casualty and life and health business.

Business Developments in 2009

Economic and Market Conditions
Our business, results of operations and financial condition were materially affected by the conditions in the global economy during 2009. The continuing global economic crisis and the volatility in the credit and capital markets had a significant impact on our 2009 sales and revenues and profitability. Overall, the company’s sales and revenues decreased 37 percent from 2008, and profit in 2009 was down 75 percent from 2008.

In response to the on-going recession in 2009, we continued executing our “trough” plans, which we had commenced implementing in 2008, and taking other actions to deal with the effects of the recession and to reduce costs. These actions resulted in full-year redundancy costs of $0.75 per share.  In addition, we focused on maintaining solid profitability and cash flow and improving our balance sheet. These efforts contributed to our ability to maintain our credit ratings, maintain our dividend rate, make pension contributions and continue selective investment in new products and capacity.

During the second half of 2009, market conditions in developing economies showed signs of improvement; the more developed economies also showed signs of improvement but at a slower pace.  Many countries responded to the recession by adopting various forms of economic stimulus packages, including allocations for infrastructure spending, a positive factor for sales of our Machinery and Engines.  However, the economic recovery remained uneven at the end of 2009 and beginning of 2010.

Financial Results and Stockholder Value
Full year 2009 results marked a significant decline in sales and revenues and profit for Caterpillar. The company realized 2009 sales and revenues of $32.396 billion and profit of $895 million.   Our profit per share in 2009 was $1.43 including redundancy costs of $0.75 per share.  In spite of the severe economic conditions, we improved our balance sheet and maintained our dividend rate. The company has not resumed its stock repurchase program since temporarily suspending it on January 26, 2009.

Sustainability
In 2009, the company continued its efforts in sustainable development and its commitment to make sustainable development a “strategic area of improvement” in our enterprise strategy.  The company was selected as a member of the Dow Jones Sustainability World Index (DJSI World) for the ninth consecutive year and has retained its Sustainable Asset Management (SAM) Gold Class position in the Industrial Engineering sector.  DJSI World uses a best-in-class approach designed to identify best practices across the economic, social and environmental dimensions of corporate sustainability.

Caterpillar Production System (CPS)
We have continued our focus on deploying CPS with 6 Sigma.  Through the implementation of CPS, we have made continued progress on our safety and quality goals, reduced inventory and improved cost performance.  CPS continues to be a fundamental component to help us achieve our near-term goals and our Vision 2020.

Growth Initiatives
In 2009, the company made selective investments in growth and expansion opportunities as we focused on positioning ourselves for economic recovery.  In spite of the challenging economic conditions, we made progress toward our goals of expanding our business in the People’s Republic of China (PRC) and other emerging markets and moving towards achieving market leadership positions.  In support of our overall enterprise strategy and Vision 2020, Caterpillar took the following actions during 2009:

•
In September 2009, Caterpillar and Navistar International Corporation (Navistar) finalized a joint venture transaction resulting in a new company, NC2 Global LLC (NC2). Plans to form the 50/50 joint venture were first announced in June 2008.  NC2 will develop, manufacture, market, distribute and provide product support for on-highway medium- and heavy-duty commercial trucks outside of North America, the Indian subcontinent, Myanmar (Burma) and Malaysia.  Initially, NC2 will focus its activities in Australia, Brazil, PRC, Russia, South Africa and Turkey. NC2’s product line will feature both conventional and cab-over truck designs and will be sold under both the Caterpillar and International (Navistar) brands.

•
In September 2009, NC2 and Anhui Jianghuai Automobile Co. Ltd. (Jianghuai) signed a framework agreement to potentially establish a joint venture in the PRC that would develop, manufacture and sell trucks and truck parts primarily in the PRC and certain export markets.  Jianghuai is a manufacturer of automobiles and trucks and related parts based in Anhui Province,  PRC. The framework agreement contemplates finalizing a joint venture by mid-2010.

•
In November 2009, Caterpillar entered into an agreement to acquire JCS Co. Ltd. (JCS), a subsidiary of Jinsung T.E.C. Co., Ltd., a South Korea-based manufacturer that specializes in producing undercarriage components for earthmoving and other off-road machinery. The acquisition of JCS will provide Caterpillar proprietary technology to produce engineered seals for undercarriages. The JCS manufacturing facility is the first factory for Caterpillar in South Korea. The acquisition, subject to regulatory approval, is expected to be finalized in early 2010.

•
In December 2009, Caterpillar opened the Wuxi multi-functional research and development center in Wuxi, located in Jiangsu Province, PRC.  The facility was announced in August 2008 to increase technical support for products serving markets in the PRC and the rest of the Asia Pacific Region. The Wuxi facility also performs engine and component product and process development, validation, localization and technological training. Among its many functions, the new facility will have an engine test facility with performance and emissions development capability, an advanced materials laboratory, an electronics laboratory, a system and machine integration facility and validation capability.  The Wuxi facility is strategically located near Caterpillar’s component manufacturing facility and its engine campus. It is also near the medium wheel loader and motor grader manufacturing facility in Suzhou, PRC.

•
In December 2009, Caterpillar signed a joint venture agreement with China Yuchai Machinery Co. Ltd. through its main operating subsidiary, Guangxi Yuchai Machinery Co. Ltd. (Yuchai) to establish a company to provide remanufacturing services for Yuchai diesel engines and components and certain Caterpillar diesel engines and components.  The new company will provide remanufactured engines and components to customers worldwide.  Yuchai is a key diesel engine manufacturer and the largest producer of internal combustion engines in the PRC. Its engine product line family includes mini, light, medium and heavy-duty engines for the truck, commercial bus, generator and passenger car markets. This joint venture, once approved by the applicable regulatory authority, will be the first remanufacturing joint venture for Caterpillar in the PRC.

Other 2009 Developments

•
In December 2009, Caterpillar, through its wholly owned subsidiary Cat Logistics, announced plans to open a new parts distribution center in Clayton, Ohio. The new facility will extend more than 1,000,000 square feet and is part of the multi-year expansion and enhancement of the North American Cat Parts distribution network. The new facility will provide inbound receiving capability close to suppliers and align outbound shipments to improve delivery to dealers and customers. It is expected to be fully operational in 2011 and is expected to employ 500 to 600 people.

•
In June 2008, Caterpillar announced a multi-year $1 billion capacity expansion for key facilities in Illinois and other areas.  This included planned investments of more than $1 billion from 2008 through 2010 in five of our existing facilities in Illinois (East Peoria, Joliet, Decatur, Aurora and Mossville).  Through 2009, we have invested about two-thirds of this planned $1 billion in those five facilities.  In addition, during this period we have also made significant capital investments at other Illinois facilities.

Business Combinations
Information related to acquisitions and alliances appears in Note 25 – “Business combinations and alliances” of Exhibit 13.

Raw Materials and Component Products
We source our raw materials and manufactured components from leading suppliers both domestically and internationally. These purchases include unformed materials, rough and finished parts.  Unformed materials include a variety of steel products which are then cut or formed to shape and machined in our facilities. Rough parts include various sized steel and iron castings and forgings which are machined to final specification levels inside our facilities. Finished parts are ready to assemble components which are made to either Caterpillar specifications or to the supplier developed specifications.  We machine and assemble some of the components used in our machines, engines and power generation units and to support our after-market dealer parts sales. We also purchase various goods and services used in production, logistics, offices and product development processes.  We maintain global strategic sourcing models to meet our global facilities’ production needs while building long-term supplier relationships and leveraging enterprise spend.  We expect our suppliers to maintain, at all times, industry-leading levels of quality and the ability to timely deliver raw materials and component products for our machine and engine products.  We use a variety of agreements with suppliers to protect our intellectual property and processes to monitor and mitigate risks of the supply base causing a business disruption.  The risks monitored include supplier financial viability, the ability to increase or decrease production levels, business continuity, quality and delivery.

Order Backlog
Much of our backlog is in large engines, gas turbines and mining products. The dollar amount of backlog believed to be firm was approximately $9.6 billion at December 31, 2009, $14.7 billion at December 31, 2008 and $17.8 billion at December 31, 2007.  Of the total backlog, approximately $2.5 billion at December 31, 2009, $2.2 billion at December 31, 2008 and $2.5 billion at December 31, 2007, was not expected to be filled in the following year.  The decrease during 2009 reflects the impact of weak global economic conditions and our decision, beginning in late 2008 and continuing through 2009, to allow dealers to cancel orders. Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

Dealers
Our machines are distributed principally through a worldwide organization of dealers (dealer network), 51 located in the United States and 127 located outside the United States, serving 182 countries and operating 3,518 places of business, including dealer rental outlets. Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by Perkins Engines Company Limited (Perkins) are also sold through its worldwide network of 129 distributors located in 165 countries. Most of the electric power generation systems manufactured by F.G. Wilson Engineering Limited (FG Wilson) are sold through its worldwide network of 157 dealers located in 180 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 19 dealers located in 130 countries.

Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business.  Turbines are sold through sales forces employed by the company.  At times, these employees are assisted by independent sales representatives.

The company’s relationship with each of its independent dealers is memorialized in a standard sales and service agreement.  Pursuant to this agreement, the company grants the dealer the right to purchase and sell its products and to service the products in a specified geographic service territory.  Prices to dealers are established by the company after receiving input from dealers on transactional pricing in the marketplace.  The company also agrees to defend its intellectual property and to provide warranty and technical support to the dealer.  The agreement further grants the dealer a non-exclusive license to use the company’s trademarks, service marks and brand names.  In some instances a separate trademark agreement exists between the company and a dealer.

In exchange for these rights, the agreement obligates the dealer to develop and promote the sale of the company’s products to current and prospective customers in the dealer’s service territory.  Each dealer specifically agrees to employ adequate sales and support personnel to market, sell and promote the company’s products, demonstrate and exhibit the products, perform the company’s product improvement programs, inform the company concerning any features that might affect the safe operation of any of the company’s products and maintain detailed books and records of the dealer’s financial condition, sales and inventories and make these books and records available at the company’s reasonable request.

These sales and service agreements are terminable at will by either party upon 90 days written notice and provide for termination automatically if the dealer files for bankruptcy protection or upon the occurrence of comparable action seeking protection from creditors.

Patents and Trademarks
Our products are sold primarily under the brands “Caterpillar,” “CAT,” design versions of “CAT” and “Caterpillar,” “Solar Turbines,” “MaK,” “Perkins,” “FG Wilson,” “Olympian” and “Progress Rail.”  We own a number of patents and trademarks, which have been obtained over a period of years and relate to the products we manufacture and the services we provide.  These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future.  We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development
We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components.  In 2009, 2008 and 2007, we spent $1,421 million, $1,728 million and $1,404 million, or 4.4 percent, 3.4 percent and 3.1 percent of our sales and revenues, respectively, on our research and development programs. R&D expense is expected to increase about 20 percent in 2010, primarily to support product development programs related to the U.S. Environmental Protection Agency (EPA) Tier 4 emissions requirements.

Employment
As of December 31, 2009, we employed 93,813 persons of whom 50,562 were located outside the United States.  From a global enterprise perspective, we believe our relationship with our employees is very good.  We build and maintain a productive, motivated workforce by striving to treat all employees fairly and equitably.

In the United States, most of our 43,251 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2009, there were 9,728 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions.  The United Automobile, Aerospace and Agricultural Implement Workers of America represents 7,570 Caterpillar employees under a six-year central labor agreement that will expire March 1, 2011.  The International Association of Machinists represents 1,627 employees under labor agreements that expire on May 23, 2010 and April 30, 2012.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales
Sales outside the United States were 69 percent of consolidated sales for 2009, 67 percent for 2008 and 63 percent for 2007.

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

Available Information
The company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary; and any other form or report as required.  The public may read and copy any materials the company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The company maintains an Internet site (www.CAT.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.CAT.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies of our board committee charters, our board’s Guidelines on Corporate Governance Issues, Worldwide Code of Conduct and other corporate governance information are available on our Internet site (www.CAT.com/governance). The information contained on the company’s website is not included in, or incorporated by reference into, this annual report on Form 10-K.

Additional company information may be obtained as follows:

Current information -
•
phone our Information Hotline - (800) 228-7717 (U.S. or Canada) or (858) 244-2080 (outside U.S. or Canada) to request company publications by mail, listen to a summary of Caterpillar’s latest financial results and current outlook, or to request a copy of results by facsimile or mail

•	request, view, or download materials on-line or register for email alerts at www.CAT.com/materialsrequest

  Historical information -
•	view/download on-line at www.CAT.com/historical

Item 1A. Risk Factors.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Exhibit 13 to this Form 10-K.  In addition, these statements constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995.  The discussion and analysis contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items in this Form 10-K is forward-looking and involves uncertainties that could significantly impact results.  From time to time, we also provide forward-looking statements in other materials we issue to the public or in the form of oral presentations to the public.  Forward-looking statements give current expectations or forecasts of future events about the company.  You can identify these statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions that identify forward-looking statements made on behalf of Caterpillar.

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

Economic Volatility, Global Economic Conditions and the Economic Conditions of Industries or Markets We Serve
Our results of operations are materially affected by the conditions in the global economy generally and various capital markets. Global economic conditions may cause volatility and disruptions in the capital and credit markets.  In some cases, the markets have decreased availability of liquidity, credit and credit capacity for certain issuers, customers, dealers and suppliers.

Although we generally generate funds from our operations to pay our operating expenses, fund our capital expenditures, buy back stock, pay dividends and fund our employee retirement benefit programs, continuing to meet these cash requirements over the long-term will require substantial liquidity and access to sources of funds, including capital and credit markets. Changes in global economic conditions, including material cost increases and decreases in economic activity in many of the markets that we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.  Market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact the ability of the company to access capital and credit markets to fund operating needs.  Inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position.

The energy and mining industries are major users of our machines and engines.  Decisions to purchase our machines and engines are dependent upon performance of these industries. If demand or output in these industries increases, the demand for our products would likely increase.  Likewise, if demand or output in these industries declines, the demand for our products would likely decrease. Prices of commodities in these industries are frequently volatile and change in response to general economic conditions, economic growth, commodity inventories and any disruptions in production.  We assume certain prices for key commodities in preparing our outlooks.  Commodity prices lower than those assumed in our outlooks have the potential to negatively impact our business, results of operations and financial condition.

The rates of infrastructure spending, housing starts and commercial construction play a significant role in our results.  Our products are an integral component of these activities, and as these activities increase or decrease inside or outside of the U.S., demand for our products may be significantly impacted, which could negatively impact our results.

After declining for three years, U.S. residential housing starts began a modest recovery in the second quarter of 2009, but remain at historic lows.  Housing permits in the euro-zone have continued to decline since late 2006, although U.K. housing orders increased in the fourth quarter of 2009. The situation has been compounded by a deterioration of mortgage and financial markets and has negatively impacted our sales in North America and Europe. Historically, housing starts have been volatile, and these downturns could continue or become more severe.  Although the U.S. Government, and governments of many other countries, including countries in Europe, Japan and Australia, has adopted initiatives to help restore and stabilize mortgage and real estate markets and the economy generally, there is no assurance that these measures will achieve the intended effect.

We expect that the developing markets (i.e. Africa, Asia/Pacific, Latin America, the Middle East and Russia), which accounted for a significant portion of our 2009 sales and revenues will experience growth during 2010.  However, a slower rate of economic growth in developing markets than anticipated in our outlooks could adversely impact our business, results of operations and financial condition.

Changes in Government Monetary and Fiscal Policies
Most countries have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which alter demand for residential and nonresidential structures, energy and mined products, which in turn affect sales of our products that serve these activities.  Also, interest rates affect customers’ abilities to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products.  Our outlooks typically include assumptions about interest rates in a number of countries.  Interest rates higher than those contained in our assumptions could result in lower sales than anticipated and supply chain inefficiencies.

Economic events have reduced the availability of liquidity to fund investments in many markets that we serve.  Central banks and other policy arms of many countries have implemented various actions to restore liquidity and increase the availability of credit.  The continuing effectiveness of these and related government actions is uncertain and could have a material impact on the customers and markets we serve and our business, results of operations and financial condition.  Government policies on taxes and spending affect our business.  Throughout the world, government spending finances much infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine depreciation lives and the amount of money users can retain, both of which influence investment decisions.  Developments more unfavorable than anticipated, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

Changes in Price and Significant Shortages of Component Products
We are a significant user of steel and many other commodities required for the manufacture of our products.  As a result, unanticipated increases in the prices of such commodities would increase our costs more than expected, negatively impacting our business, results of operations and financial condition if we are unable to fully offset the effect of these increased costs through price increases, productivity improvements or cost reduction programs.

We rely on suppliers to secure component products, particularly steel, required for the manufacture of our products. During the global economic downturn, we reduced our own production levels and, as a result, our suppliers experienced significant decreases in demand for their products.  We anticipate significant volume increases in 2010 and are currently reviewing the ability of key suppliers to ramp up production. A disruption in deliveries to or from suppliers or decreased availability of such components or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe our sources of raw materials and components products will be generally sufficient for our needs in the foreseeable future. However, our business, results of operations or financial condition could be negatively impacted should supply turn out to be insufficient for our operations.

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

Environmental Regulations

Regulatory Compliance in General
Our facilities, operations and products are subject to increasingly stringent environmental laws and regulations, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of general, non-hazardous and hazardous waste materials. While we believe we are in compliance in all material respects with these environmental laws and regulations, we cannot provide assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

In particular, our engines are subject to extensive statutory and regulatory requirements governing exhaust emissions and noise, including standards imposed by the EPA, state regulatory agencies in the U.S. and other regulatory agencies around the world. For instance, national, state or local governments may set new emissions standards that could impact our products and operations in ways that are difficult to anticipate with accuracy. Thus, significant changes in standards, or the adoption of new standards, have the potential to negatively impact our business, results of operations, financial condition and competitive position.

Tier 4 Emissions Requirements
The EPA has adopted new and more stringent emission standards, including Tier 4 nonroad diesel emission requirements applicable to the majority of our nonroad machinery and engine products commencing in 2011.  We previously announced our intent to make our nonroad engines compliant with the new emission standards, including the Tier 4 emission requirements, by the stated deadline. We intend to use certain technology with state of the art integrated systems, as well as the transitional provisions provided by the regulations in order to comply with the Tier 4 emissions requirements.

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

Regulation of Carbon Emissions
The potential for government-mandated reductions of carbon emissions from our facilities and products is increasing.  Mandatory reductions being considered by many jurisdictions may take the form of new legislation and/or regulations.  For example, in the U.S., the EPA has stated that it plans to promulgate regulations governing carbon emissions from automobiles, which may lead to regulation of other mobile sources, as well as stationary sources.  Additionally, the American Clean Energy and Security Act has passed the U.S. House of Representatives, and similar legislation has been introduced in the U.S. Senate.  This legislation is also designed to restrict and reduce carbon emissions from U.S. stationary and mobile sources. The final details and scope of these legislative and regulatory measures are unclear and their potential impact is still uncertain, so we cannot fully predict the impact on the company. Should final legislation or regulations be adopted imposing significant operational restrictions and compliance requirements upon us or our products, they could have a material impact upon the company’s capital expenditures, results of operations and competitive position.

Failure to Maintain Credit Ratings
Caterpillar’s and Cat Financial’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to their debt by the major credit rating agencies.  These ratings are based, in significant part, on Caterpillar’s and Cat Financial’s performance as measured by credit metrics such as interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  On January 26, 2009, Moody’s Investment Services (Moody's) changed its outlook for the long-term ratings of the company and Cat Financial to negative from stable.  Moody’s did not alter the ‘A2’ long-term ratings or the ‘Prime-1’ short-term ratings of the two companies.  On April 21, 2009, Standard & Poor’s Ratings Services (S&P) revised its outlook for the company and Cat Financial to negative from stable, while affirming the ‘A’ long-term corporate credit rating and ‘A-1’ short-term ratings on the company and its related entities.  On April 22, 2009, Fitch Ratings, which had previously rated Caterpillar and Cat Financial slightly higher than Moody’s and S&P, downgraded the company and Cat Financial to ‘A’ from ‘A+’ and assigned a stable rating outlook.  On May 6, 2009, DBRS, which had similarly rated Caterpillar and Cat Financial slightly higher than Moody’s and S&P, downgraded the company and Cat Financial to ‘A’ from ‘A (high)’ and stated that the trend for the rating was stable.

Although the company and Cat Financial have committed credit facilities to provide liquidity, any downgrades of our credit ratings may increase our cost of borrowing and could have a further adverse effect on our access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for the company.  An inability to access the capital markets could have a material adverse effect on our business, results of operations and financial condition.

Risks to Financial Products Line of Business
Inherent in the operation of Cat Financial is the credit risk associated with its customers.  The creditworthiness of each customer, and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including, but not limited to, relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer’s management team, commodity prices, political events and the sustained value of the underlying collateral.

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse effect on Cat Financial’s and our earnings and cash flows.  Because a significant amount of the loans made by Cat Financial are made at fixed interest rates, its business is subject to fluctuations in interest rates.  Changes in market interest rates may influence its financing costs, returns on financial investments and the valuation of derivative contracts and could reduce its and our earnings and cash flows.  In addition, since Cat Financial makes a significant amount of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce its and our earnings and cash flows.  Cat Financial also relies on a number of diversified global debt markets and funding programs to provide liquidity for its global operations, including commercial paper, medium term notes, retail notes, variable denomination floating rate demand notes, asset-backed securitizations and bank loans.  Significant changes in market liquidity conditions could impact Cat Financial’s access to funding, increase the associated funding costs and reduce its and our earnings and cash flows.  Although Cat Financial manages interest rate, foreign currency exchange rate and market liquidity risks through a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on its and our earnings and cash flows.  If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these various types of risk is ineffective, we may incur losses. With respect to Cat Financial’s insurance and investment management operations, changes in the equity and bond markets could cause an impairment of the value of its investment portfolio, thus requiring a negative adjustment to earnings.

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

Cat Financial’s liquidity and ongoing profitability are, in large part, dependent upon its timely access to capital and the costs associated with raising funds in different segments of the capital markets.  Cat Financial depends and will continue to depend on its ability to access diversified funding alternatives to meet future cash flows requirements and to continue to fund its operations.  A large portion of Cat Financial’s borrowings have been issued in the medium term note and commercial paper markets.  While Cat Financial has maintained access to key global medium term note and commercial paper markets, there can be no assurance that such markets will continue to represent a reliable source of financing for Cat Financial.  Should global economic conditions deteriorate or access to debt markets be reduced, Cat Financial could experience materially higher financing costs and become unable to access adequate funding to operate and grow its business and/or meet its debt service obligations as they mature, or it could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources. However, under extreme market conditions, there can be no assurance such agreements and other funding sources would be available or sufficient.  Any of these events could negatively impact Cat Financial’s business, results of operations and financial condition. The extent of any impact on our ability to meet funding or liquidity needs will depend on several factors, including our operating cash flows, the duration of any future market disruptions, the effects of governmental intervention in the financial markets including the effects of any programs or legislation designed to increase or restrict liquidity for certain areas of the market, general credit conditions, the volatility of equity and debt markets, our credit ratings and credit capacity and the cost of financing and other general economic and business conditions.

Should current levels of market disruption and volatility continue or worsen, we may also face a number of other risks in connection with these events, including:

▪
Market developments that may affect customer confidence levels and may cause declines in credit applications and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact Cat Financial’s write-offs and provision for credit losses.

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

▪
Since Cat Financial’s counterparties are primarily financial institutions, their ability to perform in accordance with any of its underlying agreements could be adversely affected by market volatility and/or disruptions in the equity and credit markets.

Market Acceptance of Products
Our business relies on continued global demand for our brands and products.  To achieve business goals, we must develop and sell products that appeal to our dealers, OEMs and customers.  This is dependent on a number of factors, including our ability to manage and maintain key dealer relationships, our ability to produce products that meet the quality expectations of our customers and our ability to develop effective sales, advertising and marketing programs.  In addition, our continued success in selling products that appeal to our customers is dependent on leading-edge innovation, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovation.  Failure to continue to deliver quality and competitive products to the marketplace, to supply products that meet applicable regulatory requirements or to predict market demands for, or gain market acceptance of, our products, could have a material impact on our business, results of operations and financial condition.

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

Competition
We operate in a highly competitive environment, and our outlook depends on a forecast of the company’s share of industry sales based on our ability to compete with others in the marketplace.  The company competes on the basis of product performance, customer service, quality and price. There can be no assurance that our products will be able to compete successfully with these other companies. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively, our failure to produce our products at a competitive cost or an unexpected buildup in competitors’ new machine or dealer-owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

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

In addition, our results and ability to compete may be impacted positively or negatively by changes in our sales mix.  Our outlook assumes a certain geographic mix of sales as well as a product mix of sales.  If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

Caterpillar Production System
In 2006, we launched a significant productivity initiative, CPS to improve our order-to-delivery processes and factory efficiency.  CPS aims to reduce waste and maximize value for our customers.  Inability or failure to implement and utilize CPS or other productivity initiatives would have an adverse impact on our business and our results of operations.  There can be no assurance that this initiative will be completed or beneficial to the company, or that any estimated cost savings from CPS will be realized.

International Trade Policy
Government policies on international trade and investment such as import quotas, capital controls or tariffs, whether adopted by individual governments or addressed by regional trade blocs, can affect the demand for our products and services, impact the competitive position of our products or prevent us from being able to sell products in certain countries.  The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs or new barriers to entry, in countries in which we sell large quantities of products and services could negatively impact our business, results of operations and financial condition.  For example, a government’s adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations.

Risks Due to Debt Covenants
We maintain a number of credit facilities to support (i) our commercial paper program and (ii) general corporate purposes (facilities) and have issued debt securities to manage liquidity and fund operations (debt securities).  The agreements relating to a number of the facilities and the debt securities contain certain restrictive covenants applicable to us and certain of our subsidiaries, including Cat Financial.  These covenants include maintaining a consolidated net worth (defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within accumulated other comprehensive income (loss)) of not less than $9 billion, limitations on the incurrence of liens and certain restrictions on consolidation and merger. Cat Financial has also agreed under certain of these agreements to maintain a leverage ratio (consolidated debt to consolidated net worth, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31) not greater than 10.0 to 1, to maintain a minimum interest coverage ratio (profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended) of not less than 1.15 to 1 and not to terminate, amend or modify its support agreement with us.

Although we do not believe any of these covenants presently materially restrict our operations, a breach of one or more of the covenants could result in material adverse consequences that could negatively impact our business, results of operations and financial condition. These consequences may include the acceleration of amounts outstanding under certain of the facilities, triggering of an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of our credit ratings or those of one or more of our subsidiaries.

In 2008, we received the consent of lenders under certain of our facilities to our lower consolidated net worth of $6.087 billion as of December 31, 2008 and to Cat Financial’s lower quarterly interest coverage ratio of 0.97 as of December 31, 2008.  In consideration of these consents, we agreed to increase the upper range of interest rates applicable to amounts that may be drawn by us and Cat Financial under certain of our facilities.

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

Additional Tax Expense or Additional Tax Exposure
We are subject to income taxes in the United States and numerous foreign jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions.  Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations.  We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the company’s provision for income taxes and cash tax liability.

Risks to Global Operations
Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally and in countries with political and economic instability including, without limitation, Brazil, PRC and India, which exposes our business operations to certain political and economic risks inherent in operating globally. These risks include:

▪	changes in local government laws, regulations and policies;

▪	imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

▪	imposition of burdensome tariffs or quotas;

▪	national and international conflict, including terrorist acts; and

▪	political and economic instability or civil unrest may severely disrupt economic activity in affected countries.

As a normal practice, we do not assume such events in our outlooks unless they are already happening when the outlook is issued.  As a result, the occurrence of one or more of these events has the potential to negatively impact our business, results of operations and financial condition.

Currency Fluctuations
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues, are denominated in currencies other than the U.S. dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar vis-à-vis other currencies will affect the U.S. dollar amounts of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have a significant impact on our results of operations and financial condition if such increases or decreases in the value of the U.S. dollar are substantial.

Risk Due to Funding Obligations Under Pension Plans
We maintain certain defined benefit pension plans for our employees, which impose on us certain funding obligations. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs. Significant adverse changes in credit or capital markets could result in actual rates of return being materially lower than projected.  Our cost growth rates may also be materially higher than projected. These factors could significantly increase our payment obligations under the plans, require us to take a significant charge on our balance sheet and, as a result, adversely affect our business, results of operations and financial condition.

Impact of Acquisitions
We may from time to time engage in acquisitions involving risks, including failure to successfully integrate and realize the expected benefits of such acquisitions.  For example, with any past or future acquisitions, there is the possibility that:

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

As required by U.S. generally accepted accounting principles (GAAP), we establish reserves based on our assessment of such contingencies.  Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve, requiring us to make additional material payments, which could have an adverse effect on our results of operations.

Healthcare Reform Legislation
Healthcare reform is currently a high priority for the U.S. Presidential Administration and  U.S. Congress. Both the U.S. House and the U.S. Senate have passed healthcare reform bills.  However, this legislation remains subject to modification during the process of harmonizing the House and Senate bills and its content and potential impact remain uncertain.  Should any final legislation impose significant costs on the company, including, without limitation, by making government subsidies received for Medicare-equivalent prescription drug coverage taxable, this could have a material impact upon the company’s results of operations and competitive position.

Changes in Accounting Standards
Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board.  Market conditions have prompted accounting standard setters to issue new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments as of December 31, 2009.

Not applicable.

Item 1C. Executive Officers of the Registrant as of December 31, 2009.

Name	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
James W. Owens1 (63)	Chairman and Chief Executive Officer (2004)
Douglas R. Oberhelman (56)	Vice Chairman and Chief Executive Officer-Elect (2010)2 Group President (2001)
Richard P. Lavin (57)	Group President (2007)	•	Vice President (2004-2007)
Stuart L. Levenick (56)	Group President (2004)
Edward J. Rapp (52)	Group President (2007)	•	Vice President (2000-2007)
Gérard R. Vittecoq (61)	Group President (2004)
Steven H. Wunning (58)	Group President (2004)
James B. Buda (62)	Vice President, General Counsel and Secretary (2001)
David B. Burritt (54)	Vice President and Chief Financial Officer (2004)
Bradley M. Halverson (49)	Controller (2004)
Jananne A. Copeland (47)	Chief Accounting Officer (2007)	•	Corporate Financial Reporting Manager, Corporate Services Division (2004–2006)
		•	Corporate Financial Reporting Manager, Global Finance & Strategic Support Division (2006–2007)
1 Will retire as CEO effective July 1, 2010 and as Chairman effective October 31, 2010.
2 Effective January 1, 2010.  Will become CEO effective July 1, 2010 and Chairman effective October 31, 2010.

Item 2. Properties.

General Information
Caterpillar’s operations are highly integrated.  Although the majority of our plants are involved primarily in production relating to our Machinery or Engines lines of business, several plants are involved in manufacturing relating to both lines of business.  In addition, several plants are involved in the manufacturing of components which are used in the assembly of both machines and engines.  Caterpillar’s parts distribution centers are involved in the storage and distribution of parts for machines and engines.  Also, the research and development activities carried on at our Technical Center involve both machines and engines.

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

Headquarters and Other Key Offices
Our corporate headquarters are in Peoria, Illinois.  Additional marketing and operating headquarters are located both inside and outside the United States including Miami, Florida, San Diego, California, Geneva, Switzerland, Beijing, PRC, Singapore, Piracicaba, Brazil and Tokyo, Japan.  The Financial Products Division is headquartered in leased offices located in Nashville, Tennessee.

Parts Distribution Centers
Distribution of our parts is conducted from parts distribution centers inside and outside the United States. Cat Logistics distributes other companies’ products, using both Caterpillar and non-Caterpillar facilities located both inside and outside the United States.  We also own or lease other storage facilities that support distribution activities.

Technical Center, Training Centers, Demonstration Areas and Proving Grounds
We own a Technical Center located in Mossville, Illinois, and various other technical and training centers, demonstration areas and proving grounds located both inside and outside the United States.

Manufacturing, Remanufacturing and Overhaul
Manufacturing, remanufacturing and overhaul of our products are conducted primarily at the following locations.  These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing products.

Inside the U.S.
Alabama	Kansas	Pennsylvania	• Montreal	Japan
• Albertville	• Fort Scott	• Chambersburg	• Surrey	• Akashi
• Montgomery	• Lawrence	• Steelton	• Toronto	• Sagamihara
Arkansas	• Wamego	South Carolina	• Winnipeg	Malaysia
• Little Rock	Kentucky	• Greenville	England	• Kuala Lumpur1
California	• Ashland	• Jackson	• Barwell	Mexico
• Gardena	• Corbin	• Lexington	• Desford	• Monterrey
• Mohave	• Danville	• Newberry	• Ferndown	• Nuevo Laredo
• Rocklin	• Decoursey	• Summerville	• Peterborough	• Reynosa
• San Diego	• Louisville	• Sumter	• Peterlee	• Saltillo
Colorado	• Mayfield	Tennessee	• Rushden	• Santa Catarina
• Pueblo	• Raceland	• Dyersburg	• Shrewsbury	• Tijuana
Florida	Michigan	• Knoxville	• Skinningrove	• Torreon
• Jacksonville	• Menominee	Texas	• Slough	• Veracruz
• Miami Lakes	Minnesota	• Amarillo	• Stafford	The Netherlands
• Wildwood	• Minneapolis	• Channelview	• Stockton	• Almere
Georgia	• Owatonna	• De Soto	• Wimborne	• s’-Hertogenbosch
• Alpharetta	Mississippi	• Mabank	• Wolverhampton	Nigeria
• Griffin	• Corinth	• San Antonio	France	• Port Harcourt2
• LaGrange	• Oxford	• Sherman	• Arras	Northern Ireland
• Patterson	• Prentiss County	• Waco	• Chaumont	• Belfast
• Thomasville	Missouri	• Waskom	• Echirolles	• Larne
• Toccoa	• Boonville	Virginia	• Grenoble	People’s Republic
Illinois	• Kansas City	• Petersburg	• Rantigny	of China
• Alorton	• West Plains	• Roanoke	Germany	• Erliban1
• Aurora	Montana	Wisconsin	• Kiel	• Foshan
• Champaign1	• Laurel	• Hudson	• Rostock	• Qingzhou2
• Chicago	Nebraska	• Prentice	Hungary	• Shanghai
• Decatur	• Alliance	Wyoming	• Gödöllö	• Suzhou
• Dixon	• Gering	• Bill	India	• Tianjin2
• East Peoria	• Lincoln	• Laramie	• Hosur	• Wuxi
• Granite City	• Northport	• Rock Springs	• Pondicherry	• Xuzhou2
• Joliet	• Sidney	Outside the U.S.	• Thiruvallur	Poland
• Mapleton	• South Morrill	Australia	Indonesia	• Janow Lubelski
• Mossville	Nevada	• Burnie	• Bandung2	• Radom1
• Peoria	• Sparks	• Melbourne	• Jakarta	• Sosnowiec
• Pontiac	North Carolina	• Wivenhoe	Italy	Russia
• Rochelle	• Clayton	Belgium	• Anagni	• Tosno
• Sterling	• Franklin	• Gosselies	• Atessa	Scotland
• Woodridge1	• Goldsboro	Brazil	• Bazzano	• Aberdeen
Indiana	• Morganton	• Curitiba	• Fano	Switzerland
• Charlestown	• Sanford	• Diadema	• Frosinone	• Riazzino
• East Chicago	North Dakota	• Hortolandia	• Jesi	Tunisia
• Franklin	• West Fargo	• Piracicaba	• Marignano	• Sfax
• Lafayette	Ohio	Canada	• Milan
	• Dayton1	• Edmonton	• Minerbio

1	Facility of affiliated company (50 percent or less owned)
2	Facility of partially owned subsidiary (more than 50 percent, less than 100 percent)

Item 3. Legal Proceedings.

We have disclosed certain individual legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues or intellectual property rights.   Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse impact on our consolidated  results of operations, financial position or liquidity.

On May 14, 2007, the EPA issued a Notice of Violation to Caterpillar Inc. alleging various violations of Clean Air Act Sections 203, 206 and 207.  The EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaging in negotiations with the EPA to resolve these issues, but it is too early in the process to place precise estimates on the potential exposure to penalties.  However, Caterpillar is cooperating with the EPA and, based upon initial discussions, and although penalties could potentially exceed $100,000, management does not believe that this issue will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

On February 8, 2009, an incident at Caterpillar’s Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River. In coordination with state and federal authorities, appropriate remediation measures have been taken. On February 23, 2009 the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven counts of violations of state environmental laws and regulations.  Each count seeks injunctive relief, as well as statutory penalties of $50,000 per violation and $10,000 per day of violation. In addition, on March 5, 2009 the EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action (notice), indicating the EPA’s intent to seek civil penalties for violations of the Clean Water Act and Oil Pollution Act.  On January 25, 2010, the EPA issued a revised notice seeking civil penalties in the amount of $167,800, and Caterpillar is preparing a response to the revised notice.  At this time, we do not believe these proceedings will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by Item 5 regarding our stock is incorporated by reference from the Supplemental Stockholder Information section of Exhibit 13 under "Common Stock (NYSE:CAT) — Listing Information,” “— Price Ranges,” "— Number of Stockholders” and “Performance Graph: Total Cumulative Stockholder Return for Five-Year Period Ending December 31, 2009” and from the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13 under “Dividends paid per common share.”

Sale of Unregistered Securities

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of December 31, 2009, those plans had approximately 10,700 active participants in the aggregate.  During the fourth quarter of 2009, approximately 151,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter 2009.

Other Purchases of Equity Securities

	Total number of Shares	Average Price	Total Number of Shares Purchased	Approximate Dollar Value of Shares that may yet be Purchased
Period	Purchased (1)	Paid per Share	Under the Program	under the Program
October 1-31, 2009	6,042	$49.95	N/A	N/A
November 1-30, 2009	10,145	54.71	N/A	N/A
December 1-31, 2009	5,719	59.39	N/A	N/A
Total	21,906	$54.62

(1)		Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Item 6. Selected Financial Data.

Information required by Item 6 is incorporated by reference from the “Five-year Financial Summary” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information required by Item 7 is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition
and Results of Operations” of Exhibit 13.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our discussion of cautionary statements and significant risks to the company’s business under Item 1A. Risk Factors of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information required by Item 7A appears in Note 1 – “Operations and summary of significant accounting policies,” Note 3 –   “Derivative financial instruments and risk management,” Note 19 – “Fair values disclosures” and Note 20 – “Concentration of credit risk” of Exhibit 13.  Other information required by Item 7A is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 13.

Item 8. Financial Statements and Supplementary Data.

Information required by Item 8 is incorporated by reference from the “Report of Independent Registered Public Accounting Firm” and from the “Financial Statements and Notes to Consolidated Financial Statements” of Exhibit 13.  Other information required by Item 8 is included in “Computation of Ratios of Earnings to Fixed Charges” filed as Exhibit 12 to this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 31, 2009, the company's internal control over financial reporting was effective based on those criteria.

The effectiveness of the company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on page A-4 of Exhibit 13.

Changes in Internal Control over Financial Reporting
During the last fiscal quarter, there has been no significant change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Business Experience
Information required by this Item is incorporated by reference from the 2010 Proxy Statement.

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

Legal Proceedings Involving Officers and Directors
Information required by this Item is incorporated by reference from the 2010 Proxy Statement.

Audit Committee Financial Expert
Information required by this Item is incorporated by reference from the 2010 Proxy Statement.

Identification of Audit Committee
Information required by this Item is incorporated by reference from the 2010 Proxy Statement.

Stockholder Recommendation of Board Nominees
Information required by this Item is incorporated by reference from the 2010 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act
Information required by this Item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the 2010 Proxy Statement.

Code of Ethics
Our Worldwide Code of Conduct (Code), first published in 1974 and most recently amended in 2005, sets a high standard for honesty and ethical behavior by every employee, including the principal executive officer, principal financial officer, controller and principal accounting officer.  The Code is posted on our website at www.CAT.com/code and is incorporated by reference as Exhibit 14 to this Form 10-K.  To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629-7310.  We will post on our website any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11. Executive Compensation.

Information required by this Item is incorporated by reference from the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2010 Proxy Statement.

Information required by this item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information (as of December 31, 2009)
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted-average exercise price of outstanding options, warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan category	and rights1	and rights	reflected in column (a))
Equity compensation plans approved by security holders	68,021,668	$44.2440	16,229,601
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	68,021,668	$44.2440	16,229,601

1	Excludes any cash payments in-lieu-of stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2010 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)         The following documents are incorporated by reference from Exhibit 13:
1.  Financial Statements:
•	Report of Independent Registered Public Accounting Firm
•	Statement 1 - Consolidated Results of Operations
•	Statement 2 - Consolidated Financial Position
•	Statement 3 - Changes in Consolidated Stockholders’ Equity
•	Statement 4 - Consolidated Statement of Cash Flow
•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules:
•	All schedules are omitted because the required information is shown in the financial statements or the notes thereto incorporated by reference from Exhibit 13 or considered to be immaterial.

(b)	Exhibits:
	3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3(i) to the Form 10-Q filed for the quarter ended March 31, 1998).
	3.2	Bylaws amended and restated as of December 9, 2009 (incorporated by reference from Exhibit 3.2 to Form 8-K filed December 15, 2009).
4.1
Indenture dated as of May 1, 1987, between Caterpillar Inc. and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.1 to Form S-3 (Registration No. 333-22041) filed February 19, 1997).

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

	10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment (incorporated by reference from Exhibit 10.1 to the 2008 Form 10-K).*
	10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through fifth amendment (incorporated by reference from Exhibit 10.2 to the 2008 Form 10-K).*
	10.3	Supplemental Pension Benefit Plan, as amended and restated January 2003 (incorporated by reference from Exhibit 10.3 to the 2004 Form 10-K).*
	10.4	Supplemental Employees’ Investment Plan, as amended and restated through June 1, 2009.*
	10.5	Caterpillar Inc. Executive Short-Term Incentive Plan, as amended and restated through first amendment effective as of February 14, 2007.*
	10.6	Directors’ Deferred Compensation Plan, as amended and restated through January 1, 2005 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).*
	10.7	Directors’ Charitable Award Program, as amended and restated through April 1, 2008 (incorporated by reference from Exhibit 10.7 to the 2008 Form 10-K).*
	10.8	Deferred Employees’ Investment Plan, as amended and restated through June 1, 2009.*
	10.9	Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through first amendment effective July 16, 2009.*
	10.10	Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated effective January 1, 2005.*
10.11
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

	10.12	Amendment No. 1 to the 2006 Five-Year Credit Agreement (incorporated by reference from Exhibit 10.12 to Form 10-Q filed October 31, 2008).
	10.13	Omnibus Amendment and Waiver Agreement (Amendment No. 2) to the 2006 Five-Year Credit Agreement (incorporated by reference from Exhibit 10.13 to Form 10-Q filed October 31, 2008).
	10.14	Amendment No. 3 to the 2006 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 23, 2008).
	10.15	Amendment No. 4 to the 2006 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed January 26, 2009).
	10.16	Amendment No. 5 to the 2006 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to the Form 8-K filed September 23, 2009).

10.17	Japan Local Currency Addendum to the 2006 Five-Year Credit Agreement (2006 Japan Local Currency Addendum) (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 26, 2006).
10.18
Amendment No. 1 to 2006 Japan Local Currency Addendum among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.5 to Form 8-K filed January 26, 2009).

10.19	Local Currency Addendum to the 2006 Five-Year Credit Agreement (2006 Local Currency Addendum) (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 26, 2006).
10.20
Amendment No. 1 to 2006 Local Currency Addendum among Caterpillar Financial Services Corporation, Caterpillar Finance Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Citibank, N.A. (incorporated by reference from Exhibit 99.6 to
Form 8-K filed January 26, 2009).

10.21
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

10.22	Amendment No. 1 to the 2007 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 23, 2008).
10.23	Amendment No. 2 to the 2007 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.2 to Form 8-K filed January 26, 2009).
10.24	Amendment No. 3 to the 2007 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.4 to the Form 8-K filed September 23, 2009).
10.25	Japan Local Currency Addendum to the 2007 Five-Year Credit Agreement (2007 Japan Local Currency Addendum) (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 25, 2007).
10.26	Amendment No. 1 to 2007 Japan Local Currency Addendum (incorporated by reference from Exhibit 99.4 to Form 8-K filed January 26, 2009).
10.27
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

10.28	Amendment No. 1 to the 2009 364-Day Backup Facility (incorporated by reference from Exhibit 99.3 to the Form 8-K filed September 23, 2009).
10.29
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

10.30	Joint Venture Operating Agreement dated September 9, 2009 by and among Caterpillar Inc. and Navistar Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed September 15, 2009).
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2009 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the 2005 Form 10-K).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc. and David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc.,  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

Form 10-K SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC. (Registrant)
February 19, 2010	By:	/s/James B. Buda
James B. Buda, Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 19, 2010	/s/James W. Owens	Chairman of the Board, Director and Chief Executive Officer
	(James W. Owens)	Vice Chairman and Chief
February 19, 2010	/s/Douglas R. Oberhelman	Executive Officer- Elect/ Group President
(Douglas R. Oberhelman)
February 19, 2010	/s/ Richard P. Lavin	Group President
(Richard P. Lavin)
February 19, 2010	/s/Stuart L. Levenick	Group President
(Stuart L. Levenick)
February 19, 2010	/s/Edward J. Rapp	Group President
(Edward J. Rapp)
February 19, 2010	/s/Gerard R. Vittecoq	Group President
(Gerard R. Vittecoq)
February 19, 2010	/s/Steven H. Wunning	Group President
(Steven H. Wunning)
February 19, 2010	/s/David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)
February 19, 2010	/s/Bradley M. Halverson	Controller
(Bradley M. Halverson)
February 19, 2010	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

February 19, 2010	/s/W. Frank Blount	Director
(W. Frank Blount)
February 19, 2010	/s/John R. Brazil	Director
(John R. Brazil)
February 19, 2010	/s/Daniel M. Dickinson	Director
(Daniel M. Dickinson)
February 19, 2010	/s/John T.Dillon	Director
(John T. Dillon)
February 19, 2010	/s/Eugene V. Fife	Director
(Eugene V. Fife)
February 19, 2010	/s/Gail D. Fosler	Director
(Gail D. Fosler)
February 19, 2010	/s/Juan Gallardo	Director
(Juan Gallardo)
February 19, 2010	/s/David R. Goode	Director
(David R. Goode)
February 19, 2010	/s/Peter A. Magowan	Director
(Peter A. Magowan)
February 19, 2010	/s/William A. Osborn	Director
(William A. Osborn)
February 19, 2010	/s/Charles D. Powell	Director
(Charles D. Powell)
February 19, 2010	/s/Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)
February 19, 2010	/s/Susan C. Schwab	Director
(Susan C. Schwab)
February 19, 2010	Joshua I. Smith	Director
(Joshua I. Smith)