Form 10-Q
period 2010-03-31
CATERPILLAR INC
filed 2010-05-03
CIK 18230

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At March 31, 2010, 627,745,394 shares of common stock of the registrant were outstanding.

Table of Contents
Part I. Financial Information
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities *
Item 4.	Removed and Reserved *
Item 5.	Other Information *
Item 6.	Exhibits

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
Caterpillar Inc. Consolidated Statement of Results of Operations (Unaudited) (Dollars in millions except per share data)
	Three Months Ended
	March 31,
	2010	2009
Sales and revenues:
Sales of Machinery and Engines	$7,551	$8,510
Revenues of Financial Products	687	715
Total sales and revenues	8,238	9,225

Operating costs:
Cost of goods sold	5,894	7,027
Selling, general and administrative expenses	932	882
Research and development expenses	402	388
Interest expense of Financial Products	233	279
Other operating (income) expenses	269	824
Total operating costs	7,730	9,400

Operating profit (loss)	508	(175)

Interest expense excluding Financial Products	102	101
Other income (expense)	63	64

Consolidated profit (loss) before taxes	469	(212)

Provision (benefit) for income taxes	231	(80)
Profit (loss) of consolidated companies	238	(132)

Equity in profit (loss) of unconsolidated affiliated companies	(2)	1

Profit (loss) of consolidated and affiliated companies	236	(131)

Less: Profit (loss) attributable to noncontrolling interests	3	(19)

Profit (loss) 1	$233	$(112)

Profit (loss) per common share	$0.37	$(0.19)

Profit (loss) per common share – diluted 2	$0.36	$(0.19)

Weighted-average common shares outstanding (millions)
- Basic	626.4	602.1
- Diluted 2	643.5	602.1

Cash dividends declared per common share	$—	$—

1	Profit (loss) attributable to common stockholders.
2	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Financial Position (Unaudited) (Dollars in millions)
	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and short-term investments	$3,538	$4,867
Receivables – trade and other	6,068	5,611
Receivables – finance	8,123	8,301
Deferred and refundable income taxes	1,153	1,216
Prepaid expenses and other current assets	540	434
Inventories	6,990	6,360
Total current assets	26,412	26,789
Property, plant and equipment – net	12,057	12,386
Long-term receivables – trade and other	722	971
Long-term receivables – finance	12,157	12,279
Investments in unconsolidated affiliated companies	133	105
Noncurrent deferred and refundable income taxes	2,558	2,714
Intangible assets	488	465
Goodwill	2,284	2,269
Other assets	2,025	2,060
Total assets	$58,836	$60,038

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$584	$433
Financial Products	2,996	3,650
Accounts payable	3,431	2,993
Accrued expenses	3,216	3,351
Accrued wages, salaries and employee benefits	900	797
Customer advances	1,367	1,217
Dividends payable	—	262
Other current liabilities	881	888
Long-term debt due within one year:
Machinery and Engines	248	302
Financial Products	4,794	5,399
Total current liabilities	18,417	19,292
Long-term debt due after one year:
Machinery and Engines	5,135	5,652
Financial Products	16,413	16,195
Liability for postemployment benefits	7,281	7,420
Other liabilities	2,116	2,179
Total liabilities	49,362	50,738
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	452	477
Stockholders' equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (3/31/10 and 12/31/09 – 814,894,624) at paid-in amount	3,482	3,439
Treasury stock (3/31/10 – 187,149,230 shares; 12/31/09 – 190,171,905 shares) at cost	(10,595)	(10,646)
Profit employed in the business	19,941	19,711
Accumulated other comprehensive income (loss)	(3,886)	(3,764)
Noncontrolling interests	80	83
Total stockholders' equity	9,022	8,823
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$58,836	$60,038

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Changes in Stockholders' Equity (Unaudited) (Dollars in millions)
	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Three Months Ended March 31, 2009
Balance at December 31, 2008	$3,057	$(11,217)	$19,826	$(5,579)	$103	$6,190
Profit (loss) of consolidated and affiliated companies	—	—	(112)	—	(19)	(131)	$(131)
Foreign currency translation, net of tax of $38	—	—	—	(120)	(3)	(123)	(123)
Pension and other postretirement benefits
Current year actuarial gain (loss), net of tax of $831	—	—	—	50	—	50	50
Amortization of actuarial (gain) loss, net of tax of $30	—	—	—	50	2	52	52
Current year prior service cost, net of tax of $1971	—	—	—	236	—	236	236
Amortization of prior service cost, net of tax of $3	—	—	—	6	—	6	6
Derivative financial instruments and other
Gains (losses) deferred, net of tax of $7	—	—	—	9	—	9	9
(Gains) losses reclassified to earnings, net of tax of $5	—	—	—	8	(1)	7	7
Retained interests
Gains (losses) deferred, net of tax of $5	—	—	—	(9)	—	(9)	(9)
(Gains) losses reclassified to earnings, net of tax of $7	—	—	—	14	—	14	14
Available-for-sale securities
Gains (losses) deferred, net of tax of $4	—	—	—	(8)	—	(8)	(8)
(Gains) losses reclassified to earnings, net of tax of $6	—	—	—	11	—	11	11
Common shares issued from treasury stock for stock-based compensation: 183,040	(3)	3	—	—	—	—	—
Stock-based compensation expense	32	—	—	—	—	32	—
Cat Japan share redemption2	—	—	(20)	—	20	—	—
Balance at March 31, 2009	$3,086	$(11,214)	$19,694	$(5,332)	$102	$6,336	$114

Three Months Ended March 31, 2010
Balance at December 31, 2009	$3,439	$(10,646)	$19,711	$(3,764)	$83	$8,823
Adjustment to adopt consolidation of variable interest entities3	—	—	(6)	3	—	(3)
Balance at January 1, 2010	$3,439	$(10,646)	$19,705	$(3,761)	$83	$8,820
Profit (loss) of consolidated and affiliated companies	—	—	233	—	3	236	$236
Foreign currency translation, net of tax of $64	—	—	—	(165)	(5)	(170)	(170)
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $46	—	—	—	77	4	81	81
Amortization of prior service cost, net of tax of $4	—	—	—	(2)	—	(2)	(2)
Derivative financial instruments and other
Gains (losses) deferred, net of tax of $40	—	—	—	(65)	—	(65)	(65)
(Gains) losses reclassified to earnings, net of tax of $9	—	—	—	16	—	16	16
Available-for-sale securities
Gains (losses) deferred, net of tax of $9	—	—	—	14	—	14	14
Change in ownership from noncontrolling interests	(17)	—	—	—	(11)	(28)	—
Common shares issued from treasury stock for stock-based compensation: 2,489,804	(14)	40	—	—	—	26	—
Common shares issued from treasury stock for benefit plans: 532,871	18	11	—	—	—	29	—
Stock-based compensation expense	42	—	—	—	—	42	—
Excess tax benefits from stock-based compensation	14	—	—	—	—	14	—
Cat Japan share redemption2	—	—	3	—	6	9	—
Balance at March 31, 2010	$3,482	$(10,595)	$19,941	$(3,886)	$80	$9,022	$110

1	Changes in amounts due to plan re-measurements. See Note 9 for additional information.
2	See Note 16 regarding the Cat Japan share redemption.
3	See Note 15 for additional information.
See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc. Consolidated Statement of Cash Flow (Unaudited) (Millions of dollars)
	Three Months Ended
	March 31,
	2010	2009
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$236	$(131)
Adjustments for non-cash items:
Depreciation and amortization	554	534
Other	94	106
Changes in assets and liabilities:
Receivables – trade and other	(373)	1,622
Inventories	(644)	764
Accounts payable	533	(1,406)
Accrued expenses	(65)	(321)
Customer advances	140	(179)
Other assets – net	109	48
Other liabilities – net	(33)	(142)
Net cash provided by (used for) operating activities	551	895

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(204)	(224)
Expenditures for equipment leased to others	(169)	(221)
Proceeds from disposals of property, plant and equipment	353	208
Additions to finance receivables	(1,757)	(1,789)
Collections of finance receivables	1,956	2,450
Proceeds from sales of finance receivables	2	27
Investments and acquisitions (net of cash acquired)	(103)	—
Proceeds from sale of available-for-sale securities	45	87
Investments in available-for-sale securities	(46)	(58)
Other – net	33	23
Net cash provided by (used for) investing activities	110	503

Cash flow from financing activities:
Dividends paid	(262)	(253)
Common stock issued, including treasury shares reissued	26	—
Excess tax benefit from stock-based compensation	13	—
Acquisitions of noncontrolling interests	(26)	—
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Engines	54	121
– Financial Products	1,264	4,697
Payments on debt (original maturities greater than three months):
– Machinery and Engines	(607)	(205)
– Financial Products	(2,729)	(3,116)
Short-term borrowings – net (original maturities three months or less)	331	(1,779)
Net cash provided by (used for) financing activities	(1,936)	(535)
Effect of exchange rate changes on cash	(54)	(33)
Increase (decrease) in cash and short-term investments	(1,329)	830

Cash and short-term investments at beginning of period	4,867	2,736
Cash and short-term investments at end of period	$3,538	$3,566

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.
A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2010 and 2009, (b) the consolidated financial position at March 31, 2010 and December 31, 2009, (c) the consolidated changes in stockholders' equity for the three month periods ended March 31, 2010 and 2009, and (d) the consolidated cash flow for the three month periods ended March 31, 2010 and 2009.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company's annual report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

The December 31, 2009 financial position data included herein is derived from the audited consolidated financial statements included in the 2009 Form 10-K but does not include all disclosures required by U.S. GAAP.

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

(2)
Engines - A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery, electric power generation systems, locomotives, marine, petroleum, construction, industrial, agricultural and other applications, and related parts.  Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machine and engine components and remanufacturing services for other companies.  Reciprocating engines meet power needs ranging from 10 to 21,800 horsepower (8 to over 16 000 kilowatts).  Turbines range from 1,600 to 30,000 horsepower (1 200 to 22 000 kilowatts).

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

C.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) and its components are presented in Consolidated Statement of Changes in Stockholders' Equity.   Accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Millions of dollars)	March 31, 2010	March 31, 2009
Foreign currency translation	$438	$141
Pension and other postretirement benefits	(4,364)	(5,507)
Derivative financial instruments	11	112
Retained interests	—	(2)
Available-for-sale securities	29	(76)
Total accumulated other comprehensive income (loss)	$(3,886)	$(5,332)

2.	New Accounting Guidance

Fair value measurements - In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance.  We applied this new guidance to financial assets and liabilities effective January 1, 2008 and nonfinancial assets and liabilities effective January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.  See Note 17 for additional information.

In January 2010, the FASB issued new accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs.  We adopted this new accounting guidance for the quarterly period ended March 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 17 for additional information.

Business combinations and noncontrolling interests in consolidated financial statements - In December 2007, the FASB issued accounting guidance on business combinations and noncontrolling interests in consolidated financial statements.  The guidance on business combinations requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, it changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the guidance on noncontrolling interests, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests are treated as equity transactions.  We adopted this new guidance on January 1, 2009.  As required, the guidance on noncontrolling interests was adopted through retrospective application.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 19 for further details.

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

Employers' disclosures about postretirement benefit plan assets - In December 2008, the FASB issued accounting guidance on employers' disclosures about postretirement benefit plan assets. This guidance expands the disclosure set forth in previous guidance by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the accounting guidance on fair value measurements.  We adopted this guidance for our financial statements for the annual period ending December 31, 2009.  The adoption of this guidance did not have a material impact on our financial statements.

Recognition and presentation of other-than-temporary impairments - In April 2009, the FASB issued accounting guidance on the recognition and presentation of other-than-temporary impairments.  This new guidance amends the existing impairment guidance relating to certain debt securities and requires a company to assess the likelihood of selling the security prior to recovering its cost basis.  When a security meets the criteria for impairment, the impairment charges related to credit losses would be recognized in earnings, while noncredit losses would be reflected in other comprehensive income.  Additionally, it requires a more detailed, risk-oriented breakdown of major security types and related information. We adopted this guidance on April 1, 2009.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 8 for additional information.

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

In February 2010, the FASB issued new accounting guidance that amends the May 2009 subsequent events guidance described above to (1) eliminate the requirement for an SEC filer to disclose the date through which it has evaluated subsequent events, (2) clarify the period through which conduit bond obligors must evaluate subsequent events, and (3) refine the scope of the disclosure requirements for reissued financial statements.  We adopted this new accounting guidance for our financial statements for the quarterly period ended March 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.

Accounting for transfers of financial assets - In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets.  This guidance amends previous guidance and includes: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the guidance requires extensive new disclosures regarding an entity's involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 15 for additional information.

Consolidation of variable interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for QSPEs, by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance resulted in the consolidation of QSPEs related to Cat Financial's asset-backed securitization program that were previously not recorded on our consolidated financial statements.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 15 for additional information.

3.
Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock options.  We recognized pretax stock-based compensation cost of $42 million and $32 million in the first quarter of 2010 and 2009, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the first quarter of 2010 and 2009, respectively:

	2010		2009
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	7,125,210	$22.31	6,260,647	$7.10
RSUs	1,711,771	53.35	2,185,674	20.22
Stock options	431,271	22.31	562,580	7.10

The stock price on the date of grant was $57.85 and $22.17 for 2010 and 2009, respectively.
The following table provides the assumptions used in determining the fair value of the stock-based awards for the three month periods ended March 31, 2010 and 2009, respectively:

	Grant Year
	2010	2009
Weighted-average dividend yield	2.32%	3.07%
Weighted-average volatility	36.4%	36.0%
Range of volatilities	35.2-51.8%	35.8-61.0%
Range of risk-free interest rates	0.32-3.61%	0.17-2.99%
Weighted-average expected lives	7 years	8 years

As of March 31, 2010, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $312 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.6 years.

4.	Derivative Financial Instruments and Risk Management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices.  In addition, the amount of Caterpillar stock that can be repurchased under our stock repurchase program is impacted by movements in the price of the stock.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate, commodity price and Caterpillar stock price exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward and option contracts, interest rate swaps, commodity forward and option contracts, and stock repurchase contracts.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

All derivatives are recognized on the Consolidated Statement of Financial Position at their fair value. On the date the derivative contract is entered, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI) on the Consolidated Statement of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flow from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statement of Cash Flow.  Cash flow from undesignated derivative financial instruments are included in the investing category on the Consolidated Statement of Cash Flow.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, Japanese yen, Mexican peso, Singapore dollar or Swiss franc forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated, including any hedges designed to protect our competitive exposure.  Periodically we also designate as fair value hedges specific euro forward contracts used to hedge firm commitments.

As of March 31, 2010, $1 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Machinery and Engines operations generally use fixed-rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps.  Designation as a hedge of the fair value of our fixed-rate debt is performed to support hedge accounting.

Financial Products operations have a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of Cat Financial's debt portfolio with the interest rate profile of their receivables portfolio within predetermined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

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

As of March 31, 2010, $27 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps at both Machinery and Engines and Financial Products.  The gains or losses associated with these swaps at the time of liquidation are amortized into earnings over the original term of the underlying hedged item.

Commodity Price Risk
Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to manage the commodity risk and reduce the cost of purchased materials.

Our Machinery and Engines operations purchase aluminum, copper, lead and nickel embedded in the components we purchase from suppliers.  Our suppliers pass on to us price changes in the commodity portion of the component cost. In addition, we are also subject to price changes on natural gas and diesel fuel purchased for operational use.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Statement of Financial Position Location	March 31, 2010	December 31, 2009
Designated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$40	$27
Machinery and Engines	Long-term receivables – trade and other	45	125
Machinery and Engines	Accrued expenses	(42)	(22)
Machinery and Engines	Other liabilities	(4)	(3)
Interest rate contracts
Machinery and Engines	Receivables – trade and other	1	1
Machinery and Engines	Accrued expenses	(1)	(1)
Financial Products	Receivables – trade and other	13	18
Financial Products	Long-term receivables – trade and other	162	127
Financial Products	Accrued expenses	(67)	(100)
		$147	$172

Undesignated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$5	$—
Machinery and Engines	Long-term receivables – trade and other	74	66
Machinery and Engines	Accrued expenses	(3)	—
Machinery and Engines	Other liabilities	(9)	(3)
Financial Products	Receivables – trade and other	7	20
Financial Products	Accrued expenses	(6)	(18)
Interest rate contracts
Machinery and Engines	Accrued expenses	—	(7)
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	1	1
Financial Products	Accrued expenses	(5)	(6)
Commodity contracts
Machinery and Engines	Receivables – trade and other	13	10
		$77	$64

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended March 31, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Engines	Other income (expense)	$1	$(1)
Financial Products	Other income (expense)	53	(51)
		$54	$(52)

		Three Months Ended March 31, 2009
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(60)	$79
		$(60)	$79

Cash Flow Hedges (Millions of dollars)
	Three Months Ended March 31, 2010
			Recognized in Earnings
	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	AOCI	$(99)	Other income (expense)	$(8)	$1
Interest rate contracts
Financial Products	AOCI	(6)	Interest expense of Financial Products	(17)	1	1
		$(105)		$(25)	$2

	Three Months Ended March 31, 2009
			Recognized in Earnings
	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	AOCI	$58	Other income (expense)	$8	$(6)
Interest rate contracts
Machinery and Engines	AOCI	(29)	Other income (expense)	(1)	—
Financial Products	AOCI	(13)	Interest expense of Financial Products	(20)	1	1
		$16		$(13)	$(5)

1		The classification of the ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended March 31, 2010
Foreign exchange contracts
Machinery and Engines	Other income (expense)	$11
Financial Products	Other income (expense)	23
Interest rate contracts
Machinery and Engines	Other income (expense)	(2)
Financial Products	Other income (expense)	1
Commodity contracts
Machinery and Engines	Other income (expense)	4
		$37

	Classification of Gains (Losses)	Three Months Ended March 31, 2009
Foreign exchange contracts
Machinery and Engines	Other income (expense)	$21
Financial Products	Other income (expense)	15
Interest rate contracts
Machinery and Engines	Other income (expense)	(2)
Financial Products	Other income (expense)	(3)
		$31

Stock Repurchase Risk
Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  There were no stock repurchase derivatives outstanding for the three months ended March 31, 2010 or 2009.

5.	Inventories Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	March 31,	December 31,
	2010	2009
Raw materials	$2,116	$1,979
Work-in-process	795	656
Finished goods	3,840	3,465
Supplies	239	260
Total inventories	$6,990	$6,360

6.	Investments in Unconsolidated Affiliated Companies
Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies:	Three Months Ended
(Millions of dollars)	March 31,
	2010	2009
Sales	$162	$123
Cost of sales	120	91
Gross profit	$42	$32

Profit (loss)	$(2)	$2

Financial Position of unconsolidated affiliated companies:	March 31,	December 31,
(Millions of dollars)	2010	2009
Assets:
Current assets	$320	$223
Property, plant and equipment – net	198	219
Other assets	8	5
	526	447
Liabilities:
Current liabilities	205	250
Long-term debt due after one year	92	41
Other liabilities	26	17
	323	308
Equity	$203	$139

Caterpillar's investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$98	$70
Plus: Investments in cost method companies	35	35
Total investments in unconsolidated affiliated companies	$133	$105

7.	Intangible Assets and Goodwill
A. Intangible assets Intangible assets are comprised of the following:

	Weighted Amortizable Life (Years)	March 31, 2010
(Millions of dollars)		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17	$417	$(82)	$335
Intellectual property	9	228	(147)	81
Other	11	129	(57)	72
Total intangible assets	14	$774	$(286)	$488

	Weighted Amortizable Life (Years)	December 31, 2009
(Millions of dollars)		Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18	$396	$(75)	$321
Intellectual property	10	211	(143)	68
Other	11	130	(54)	76
Total intangible assets	15	$737	$(272)	$465

During the first quarter of 2010, we acquired finite-lived intangible assets of $28 million due to the purchase of GE Transportation’s Inspection Products business.  During the first quarter of 2010, we also acquired finite-lived intangible assets of $12 million due to the purchase of JCS Co. Ltd.  See Note 19 for details on these business combinations.

Amortization expense for the three months ended March 31, 2010 and March 31, 2009 was $15 million and $18 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2010	2011	2012	2013	2014	Thereafter
$63	$57	$50	$45	$42	$246

B. Goodwill

During the first quarter of 2010, we acquired net assets with related goodwill of $14 million as part of the purchase of GE Transportation’s Inspection Products business.  During the first quarter of 2010, we also acquired net assets with related goodwill of $8 million as part of the purchase of JCS Co. Ltd. See Note 19 for details on the acquisition of these assets.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.  Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is greater than the fair value, there is an indication that an impairment may exist and the second step is required.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

No goodwill was impaired or disposed of during the first quarter of 2010 or 2009. The change in goodwill during the first quarter of 2009 was due to foreign currency translation in the Cat Japan segment.

The changes in the carrying amount of the goodwill by reportable segment for the first quarter of 2010 were as follows:

(Millions of dollars)
	Balance at December 31, 2009	Business combinations	Other adjustments1	Balance at March 31, 2010
Building Construction Products	$4	$—	$—	$4
Cat Japan	256	—	(7)	249
Core Components	—	8	—	8
Earthmoving	43	—	—	43
Electric Power	203	—	—	203
Excavation	39	—	—	39
Large Power Systems	569	—	—	569
Marine & Petroleum Power	60	—	—	60
Mining	30	—	1	31
All Other 2	1,065	14	(1)	1,078
Consolidated Total	$2,269	$22	$(7)	$2,284

1	Other adjustments are comprised primarily of foreign currency translation.
2	Includes all other operating segments (See Note 14).

8.	Available-For-Sale Securities

We have investments in certain debt and equity securities, primarily at Cat Insurance, that have been classified as available-for-sale and recorded at fair value based upon quoted market prices. These fair values are primarily included in Other assets in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the FIFO (first-in, first-out) method for debt instruments and the specific identification method for equity securities.  Realized gains and losses are included in Other income (expense) in the Consolidated Statement of Results of Operations.

Effective April 1, 2009, we adopted the new accounting and disclosure requirements regarding recognition and presentation of other-than-temporary impairments.  See Note 2 for additional information.

	March 31, 2010			December 31, 2009
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$14	$—	$14	$14	$—	$14
Other U.S. and non-U.S. government bonds	71	—	71	65	—	65

Corporate bonds
Corporate bonds	462	24	486	455	20	475
Asset-backed securities	144	(5)	139	141	(7)	134

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	276	15	291	295	13	308
Residential mortgage-backed securities	57	(8)	49	61	(10)	51
Commercial mortgage-backed securities	173	(6)	167	175	(13)	162

Equity securities
Large capitalization value	86	17	103	76	13	89
Smaller company growth	19	7	26	19	5	24
Total	$1,302	$44	$1,346	$1,301	$21	$1,322

During the three months ended March 31, 2009, we recognized pretax charges for other-than-temporary declines in the market values of equity securities in the Cat Insurance investment portfolios of $11 million.  These charges were accounted for as a realized loss and were included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect these charges.  During the three months ended March 31, 2010, there were no charges for other-than-temporary declines in the market value of securities.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	March 31, 2010
	Less than 12 months 1		12 months or more 1		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds	$—	$—	$—	$—	$—	$—
Other U.S. and non-U.S. government bonds	21	—	1	—	22	—

Corporate bonds
Corporate bonds	20	—	4	—	24	—
Asset-backed securities	2	—	46	9	48	9

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	1	—	3	—	4	—
Residential mortgage-backed securities	—	—	43	9	43	9
Commercial mortgage-backed securities	—	—	55	9	55	9

Equity securities
Large capitalization value	7	—	17	3	24	3
Smaller company growth	1	—	1	—	2	—
Total	$52	$—	$170	$30	$222	$30

1	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:
	December 31, 2009
	Less than 12 months 1		12 months or more 1		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds	$4	$—	$—	$—	$4	$—
Other U.S. and non-U.S. government bonds	14	—	2	—	16	—

Corporate bonds
Corporate bonds	25	—	10	1	35	1
Asset-backed securities	4	1	44	10	48	11

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	—	3	—	3	—
Residential mortgage-backed securities	—	—	49	10	49	10
Commercial mortgage-backed securities	24	—	73	14	97	14

Equity securities
Large capitalization value	2	—	23	3	25	3
Smaller company growth	1	—	2	—	3	—
Total	$74	$1	$206	$38	$280	$39

1	Indicates length of time that individual securities have been in a continuous unrealized loss position.

Government Debt.  The unrealized losses on our investments in other U.S. and non-U.S. government bonds are the result of changes in interest rates since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2010.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to an increase in credit-related yield spreads, risk aversion and heightened volatility in the financial markets since initial purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2010.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate primarily to an increase in housing delinquencies and default rates, credit-related yield spreads, risk aversion and heightened volatility in the financial markets.  Continued weakness and lack of liquidity in the commercial sector continue to impact valuations.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2010.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  Despite continued strengthening in equity returns, the remaining unrealized losses in both the large and smaller company portfolios can be attributed to the weak economic conditions over the last 12 to 18 months.  In each case where unrealized losses exist, the respective company's management is taking corrective action to increase shareholder value.   We do not consider these investments to be other-than-temporarily impaired as of March 31, 2010.

The fair value of the available-for-sale debt securities at March 31, 2010, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$55
Due after one year through five years	$420
Due after five years through ten years	$222
Due after ten years	$520

Proceeds from sale of available-for-sale securities during the three months ended March 31, 2010 and March 31, 2009 were $45 million and $87 million, respectively.  There were no gross gains or gross losses for the three months ended March 31, 2010.  Gross gains of $1 million were included in current earnings for the three months ended March 31, 2009.  Gross losses of $7 million were included in current earnings for the three months ended March 31, 2009.

9.	Postretirement Benefits
A. Pension and postretirement benefit costs

As discussed in Note 18, during 2009 voluntary and involuntary separation programs impacted employees participating in certain U.S. and non-U.S. pension and other postretirement benefit plans.  Due to the significance of these events, certain plans were re-measured as follows:

U.S. Separation Programs – Plan re-measurements as of January 31, 2009, March 31, 2009 and December 31, 2009 resulted in net curtailment losses of $127 million to pension and $55 million to other postretirement benefit plans.  Early retirement pension benefit costs of $6 million were also recognized.

Non-U.S. Separation Programs – Certain plans were re-measured as of March 31, 2009 and December 31, 2009, resulting in pension settlement losses of $34 million, special termination benefits of $2 million to pension and curtailment losses of $1 million to other postretirement benefit plans.

The $225 million of curtailment, settlement and special termination benefit expense for 2009 associated with certain pension and other postretirement benefit plans was reported in Other operating (income) expense in the Consolidated Statement of Results of Operations.  This includes $201 million reported for the first quarter of 2009.

In March 2009, we amended our U.S. support and management other postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older will enroll in individual health plans that work with Medicare and will no longer participate in a Caterpillar-sponsored group health plan.  In addition, Caterpillar will fund a tax-advantaged Health Reimbursement Arrangement (HRA) to assist the retirees with medical expenses.  The plan amendment required a plan re-measurement as of March 31, 2009, which resulted in a decrease in our Liability for postretirement benefits of $432 million and an increase in Accumulated other comprehensive income (loss) of $272 million net of tax.  The plan was further amended in December 2009 to define the HRA benefit that active employees will receive once they are retired and reach age 65.  The plan was re-measured at year-end 2009 and the December amendment resulted in a decrease in our Liability for postretirement benefits of $101 million and an increase in Accumulated other comprehensive income (loss) of $64 million net of tax.  These decreases will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees in the plan.  The amendments reduced other postretirement benefits expense by approximately $27 million for the three months ended March 31, 2010 and did not impact expense for the three months ended March 31, 2009.

The re-measurements did not have a material impact on our benefit obligations, plan assets or funded status for the three months ended March 31, 2009.  There were no re-measurements during the three months ended March 31, 2010.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010 (H.R. 4872) which amends certain provisions of the PPACA were signed into law.  As discussed in Note 13, the Medicare Part D retiree drug subsidies effectively become taxable beginning in 2013.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
For the three months ended:
Components of net periodic benefit cost:
Service cost	$49	$49	$23	$24	$16	$18
Interest cost	166	170	42	36	61	74
Expected return on plan assets	(191)	(198)	(49)	(43)	(23)	(32)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	—
Prior service cost (credit) 1	7	7	—	—	(14)	1
Net actuarial loss (gain)	88	60	17	13	8	5
Net periodic benefit cost	119	88	33	30	49	66
Curtailments, settlements and special termination benefits 2	—	130	4	9	—	62
Total cost included in operating profit	$119	$218	$37	$39	$49	$128

Weighted-average assumptions used to determine net cost:
Discount rate	5.7%	6.2%	4.8%	4.5%	5.6%	6.1%
Expected return on plan assets	8.5%	8.5%	7.0%	6.6%	8.5%	8.5%
Rate of compensation increase	4.5%	4.5%	4.2%	3.7%	4.4%	4.4%

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

We made $248 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2010 and we currently anticipate additional contributions of approximately $750 million during the remainder of the year, most of which are voluntary contributions.

B. Defined contribution benefit costs

Beginning in June 2009, we began funding our employer matching contribution for certain U.S. defined contribution plans in Caterpillar stock, held as treasury stock.  For the three months ending March 31, 2010, we have made $29 million (0.5 million shares) of matching contributions in Caterpillar stock.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2010	2009
U.S. Plans	$48	$39
Non-U.S. Plans	7	9
	$55	$48

10.	Guarantees and Product Warranty

We have provided an indemnity to a third-party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers.  The bonds are issued to insure governmental agencies against nonperformance by certain dealers.  We also provided guarantees to a third party related to the performance of contractual obligations by certain Caterpillar dealers. The guarantees cover potential financial losses incurred by the third party resulting from the dealers' nonperformance.

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

Cat Financial has provided a limited indemnity to a third-party bank resulting from the assignment of certain leases to that bank.  The indemnity is for the possibility that the insurers of these leases would become insolvent.  The indemnity expires December 15, 2012 and is unsecured.

No loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2010 and December 31, 2009, the related liability was $19 million and $17 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31,	December 31,
	2010	2009
Guarantees with Caterpillar dealers	$313	$313
Guarantees with customers	177	193
Limited indemnity	20	20
Guarantees – other	54	64
Total guarantees	$564	$590

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust (Trust) that qualifies as a variable interest entity.  The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.  We determined that we are the primary beneficiary of the Trust as our guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the Trust's economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the Trust.  As of March 31, 2010 and December 31, 2009, the Trust's assets of $254 million and $231 million, respectively, are primarily comprised of loans to dealers and the Trust's liabilities of $254 million and $231 million, respectively are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.  The 2009 provision includes approximately $181 million for change in estimates for pre-existing warranties due to higher than expected actual warranty claim experience.

(Millions of dollars)	2010
Warranty liability, January 1	$1,049
Reduction in liability (payments)	(219)
Increase in liability (new warranties)	111
Warranty liability, March 31	$941

(Millions of dollars)	2009
Warranty liability, January 1	$1,201
Reduction in liability (payments)	(1,032)
Increase in liability (new warranties)	880
Warranty liability, December 31	$1,049

11.	Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended March 31,
		2010	2009
I.	Profit (loss) for the period (A)1:	$233	$(112)

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	626.4	602.1
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	17.1	—
	Average common shares outstanding for fully diluted computation (C)	643.5	602.1

III.	Profit (loss) per share of common stock:
	Assuming no dilution (A/B)	$0.37	$(0.19)
	Assuming full dilution (A/C)	$0.36	$(0.19)

1 Profit (loss) attributable to common stockholders.

SARs and stock options to purchase 25,891,566 common shares were outstanding for the three months ended March 31, 2010, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  In 2009, the assumed exercise of stock-based compensation awards was not considered because the impact would be anti-dilutive.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is probable we will pay remedial costs at a site and those costs can be reasonably estimated, the costs are charged against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.  The amount recorded for environmental remediation is not material and is included in Accrued expenses in Consolidated Statement of Financial Position.

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

On February 8, 2009, an incident at Caterpillar's Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River.  In coordination with state and federal authorities, appropriate remediation measures have been taken.  On February 23, 2009, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven counts of violations of state environmental laws and regulations.  Each count seeks injunctive relief, as well as statutory penalties of $50,000 per violation and $10,000 per day of violation.  In addition, on March 5, 2009, the EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action (notice), indicating the EPA's intent to seek civil penalties for violations of the Clean Water Act and Oil Pollution Act.  On January 25, 2010, the EPA issued a revised notice seeking civil penalties in the amount of $167,800, and Caterpillar responded to the revised notice and is engaged in follow up discussions with the EPA.  On March 8, 2010, the Illinois Attorney General submitted a demand to Caterpillar seeking a $100,000 civil penalty.  At this time, we do not believe these proceedings will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

13.	Income Taxes

The provision for income taxes in the first quarter of 2010 reflects an estimated annual effective tax rate of 30 percent, excluding the discrete charge discussed below, compared to a discrete period effective tax rate of 37.5 percent for first quarter 2009.  The 2010 estimated annual tax rate is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.  The 2010 estimated annual tax rate is based on current tax law and therefore does not include the U.S. research and development tax credit and other benefits that have not been extended past 2009. A discrete calculation was used to report the 2009 first quarter tax benefit rather than an estimated annual tax rate as the estimated range of annual profit/(loss) before tax produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

The provision for income taxes for 2010 also includes a deferred tax charge of $90 million due to the enactment of U.S. health care legislation effectively making government subsidies received for Medicare-equivalent prescription drug coverage taxable. Guidance on accounting for income taxes requires that the tax effects of changes in laws be reflected in the financial statements in the period in which the legislation is enacted regardless of the effective date.  Deferred tax assets had previously been recorded based on the liability for other postretirement benefits without regard to the tax-free subsidy. As a result of the law change, deferred tax assets were reduced to reflect the expected future income tax on the subsidy.  Beginning in 2013, a cash tax cost will be incurred when the subsidies received increase taxable income.

It is reasonably possible that changes in the valuation allowances against deferred tax assets of certain non-U.S. entities may occur in the next year.

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

Our divisional structure and responsibilities are as follows:

▪
Machine business divisions are profit centers primarily responsible for product management, development, marketing, sales and product support.  Machine business divisions also have select manufacturing responsibilities.  Inter-segment sales of components are a source of revenue for some of these divisions.

▪
Engine business divisions are profit centers primarily responsible for product management, development, manufacturing, marketing, sales and product support.  Inter-segment sales of engines and/or components are a source of revenue for some of these divisions.

▪
Component business divisions are profit centers primarily responsible for product management, development, manufacturing, marketing, sales and product support for internal and external customers.  Inter-segment sales of components are a source of revenue for these divisions.

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

The segment information for 2009 has been retrospectively adjusted to conform to the 2010 presentation.  Core Components, formerly included in the all other category, is now a reportable segment.  The portion of postretirement benefit expense ($89 million in the first quarter of 2009) that was allocated to Machinery and Engines business divisions based on budgeted external and inter-segment sales, is now a methodology difference between segment and external reporting.

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
▪
A significant amount of corporate and other costs ($193 million for the three months ended March 31, 2010 and $252 million for the three months ended March 31, 2009) are allocated to Machinery and Engines business divisions based on budgeted external and inter-segment sales.  It would be difficult to provide meaningful information by reportable segment for these costs as the allocation method does not directly reflect the benefited segment and the allocation is done in total, not by financial statement line item.  In addition, the budgeted amount is allocated to segments; any differences from budget are treated as a reconciling item between reportable segment and consolidated results.

▪
As discussed below, there are various methodology differences between our segment reporting and U.S. GAAP.  This results in numerous reconciling items between reportable segment and consolidated results.

▪
We have twenty-three operating segments, of which twelve are reportable segments.  Reporting financial information for this number of businesses, especially considering our level of vertical integration, would not be meaningful to our financial statement users.

In summary, due to Caterpillar's high level of integration and our concern that segment disclosures have limited value for our external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management's Discussion and Analysis beginning on page 36.

B.	Description of segments

Profit center divisions meet the definition of "operating segments" specified in the accounting guidance on segment reporting; however, the cost center divisions do not.  Following is a brief description of our twelve reportable segments and the business activities included in all other operating segments:

Building Construction Products:  A machine business division primarily responsible for the product management, development, manufacture, marketing, sales and product support of light construction machines and select work tools.

Cat Japan:  A business division primarily responsible for the development of small, medium and large hydraulic excavators, manufacturing of select machinery and components, marketing, sales and product support of machinery, engines and components in Japan.  Inter-segment sales of machinery and components are a source of revenue for this division.

Core Components: A component business division primarily responsible for the product management, development, manufacture, marketing and product support of undercarriage, specialty products, hardened barstock components and ground engaging tools.  Inter-segment sales of components are a source of revenue for this division.

Earthmoving: A machine business division primarily responsible for the product management, development, marketing, sales and product support of medium wheel loaders, medium track-type tractors, track-type loaders, motor graders and pipelayers.  Also responsible for manufacturing of select machines in Asia.

Electric Power:  An engine business division primarily responsible for the product management, development, manufacture, marketing, sales and product support of reciprocating engine powered generator sets as well as integrated systems used in the electric power generation industry.

Excavation:  A machine business division primarily responsible for the product management, development, marketing, sales and product support of small, medium and large excavators, wheeled excavators and articulated trucks.  Also responsible for manufacturing of select machines in Asia and articulated trucks.

Large Power Systems:  An engine business division primarily responsible for the product management, development, manufacture and product support of reciprocating engines supplied to Caterpillar machinery and the electric power, petroleum, marine and industrial industries.  Also responsible for engine component manufacturing.  Inter-segment sales of engines and components are a source of revenue for this division.

Logistics:  A service business division primarily responsible for logistics services for Caterpillar and other companies.

Marine & Petroleum Power:  An engine business division primarily responsible for the product management, development, marketing, sales and product support of reciprocating engines supplied to the marine and petroleum industries.  Also responsible for manufacturing of certain reciprocating engines for marine, petroleum and electric power applications.

Mining: A machine business division primarily responsible for the product management, development, marketing, sales and product support of large track-type tractors, large mining trucks, underground mining equipment and tunnel boring equipment.  Also responsible for manufacturing of underground mining equipment and tunnel boring equipment.  Inter-segment sales of components are a source of revenue for this division.

Turbines: An engine business division primarily responsible for the product management, development, manufacture, marketing, sales and product support of turbines and turbine-related services.

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

All Other: Primarily includes activities such as: the product management, development, marketing, sales and product support of large wheel loaders, quarry and construction trucks, wheel tractor scrapers, wheel dozers, compactors and select work tools.  Also responsible for manufacturing of select machines in Asia; the product management, development, manufacture, marketing, sales and product support of forestry products; the product management, development, manufacture, marketing, sales and product support of reciprocating engines used in industrial applications; the product management, development, manufacture, marketing, sales and product support of machinery and engine components, electronics and control systems; the product management, development, manufacture, remanufacture, maintenance and service of rail-related products and services; remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the product management, development, manufacture, marketing, sales and product support of paving products.  Inter-segment sales are a source of revenue for some of these divisions.  Results for All Other operating segments are included as reconciling items between reportable segments and consolidated external reporting.

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

▪
Postretirement benefit expenses are split; segments are generally responsible for service and prior service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

	▪	Interest expense is not included in Machinery and Engines segment results.
	▪	Accountable profit is determined on a pretax basis.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 26 to 28 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit (loss), we have grouped the reconciling items as follows:

▪
Corporate costs:  Certain corporate costs are allocated and included in the business division's accountable profit at budgeted levels.  Any differences are treated as reconciling items.  These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

▪
Redundancy costs:  Redundancy costs include pension and other postretirement benefit plan curtailments, settlements and special termination benefits as well as employee separation charges. Most of these costs are reconciling items between accountable profit and consolidated profit before tax. Table Reconciliation of Redundancy Costs on page 27 has been included to illustrate how segment accountable profit would have been impacted by the redundancy costs.  See Notes 9 and 18 for more information.

▪	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.
▪	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments Three Months Ended March 31, (Millions of dollars)
	2010
	External sales and revenues	Inter-segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Mar. 31	Capital expenditures
Building Construction Products	$406	$12	$418	$8	$(5)	$702	$3
Cat Japan	314	370	684	52	(38)	2,496	34
Core Components	262	336	598	19	133	1,010	6
Earthmoving	909	34	943	25	(53)	2,393	24
Electric Power	467	1	468	6	6	733	—
Excavation	855	18	873	16	(13)	1,516	6
Large Power Systems	686	600	1,286	46	77	2,810	35
Logistics	177	351	528	26	128	810	7
Marine & Petroleum Power	483	16	499	6	59	795	6
Mining	677	48	725	15	86	1,299	5
Turbines	512	—	512	15	75	612	7
Total Machinery & Engines	$5,748	$1,786	$7,534	$234	$455	$15,176	$133
Financing & Insurance Services	739	—	739	183	106	31,026	174
Total	$6,487	$1,786	$8,273	$417	$561	$46,202	$307

	2009
	External sales and revenues	Inter-segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Dec. 31	Capital expenditures
Building Construction Products	$280	$4	$284	$7	$(60)	$615	$2
Cat Japan	330	377	707	45	(90)	2,440	45
Core Components	217	270	487	18	51	955	10
Earthmoving	1,083	21	1,104	22	(50)	2,197	20
Electric Power	735	5	740	7	97	702	3
Excavation	703	26	729	15	(94)	1,325	9
Large Power Systems	553	1,094	1,647	47	95	2,703	15
Logistics	177	325	502	27	92	828	13
Marine & Petroleum Power	875	16	891	4	108	747	8
Mining	875	37	912	20	98	1,141	9
Turbines	811	3	814	15	182	734	9
Total Machinery & Engines	$6,639	$2,178	$8,817	$227	$429	$14,387	$143
Financing & Insurance Services	788	—	788	180	89	32,230	222
Total	$7,427	$2,178	$9,605	$407	$518	$46,617	$365

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments		Consolidated Total
Three Months Ended March 31, 2010:
Total external sales and revenues from reportable segments	$5,748	$739	$—		$6,487
All other operating segments	1,809	—	—		1,809
Other	(6)	7	(59	)1	(58)
Total sales and revenues	$7,551	$746	$(59)		$8,238

Three Months Ended March 31, 2009:
Total external sales and revenues from reportable segments	$6,639	$788	$—		$7,427
All other operating segments	1,876	—	—		1,876
Other	(5)	8	(81	)1	(78)
Total sales and revenues	$8,510	$796	$(81)		$9,225

1 Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Consolidated profit (loss) before taxes:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidated Total
Three Months Ended March 31, 2010:
Total accountable profit from reportable segments	$455	$106	$561
All other operating segments	166	—	166
Cost centers	26	—	26
Corporate costs	(139)	—	(139)
Timing	32	—	32
Redundancy costs	(2)	—	(2)
Methodology differences:
Inventory/cost of sales	14	—	14
Postretirement benefit expense	(112)	—	(112)
Financing costs	(101)	—	(101)
Equity in profit of unconsolidated affiliated companies	2	—	2
Currency	33	—	33
Other methodology differences	(15)	4	(11)
Total profit (loss) before taxes	$359	$110	$469

Three Months Ended March 31, 2009:
Total accountable profit from reportable segments	$429	$89	$518
All other operating segments	4	—	4
Cost centers	29	—	29
Corporate costs	49	—	49
Timing	(11)	—	(11)
Redundancy costs	(547)	(11)	(558)
Methodology differences:
Inventory/cost of sales	(46)	—	(46)
Postretirement benefit expense	(73)	—	(73)
Financing costs	(101)	—	(101)
Equity in profit of unconsolidated affiliated companies	(1)	—	(1)
Currency	(14)	—	(14)
Other methodology differences	(9)	1	(8)
Total profit (loss) before taxes	$(291)	$79	$(212)

Reconciliation of Redundancy costs:

As noted above, redundancy costs are a reconciling item between Accountable profit (loss) and Consolidated profit (loss) before tax.  Had we included these costs in the segments’ results, costs would have been split as shown below.

(Millions of dollars)	Accountable profit (loss)	Redundancy costs	Accountable profit (loss) with redundancy costs
Three Months Ended March 31, 2009:
Building Construction Products	$(60)	$(38)	$(98)
Cat Japan	(90)	(3)	(93)
Core Components	51	(1)	50
Earthmoving	(50)	(55)	(105)
Electric Power	97	(21)	76
Excavation	(94)	(45)	(139)
Large Power Systems	95	(89)	6
Logistics	92	(28)	64
Marine & Petroleum Power	108	(10)	98
Mining	98	(50)	48
Turbines	182	—	182
Financing & Insurance Services	89	(11)	78
All other operating segments	4	(207)	(203)
Consolidated Total	$522	$(558)	$(36)

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
March 31, 2010:
Total accountable assets from reportable segments	$15,176	$31,026	$—	$46,202
All other operating segments	7,724	—	—	7,724
Items not included in segment assets:
Cash and short-term investments	1,683	—	—	1,683
Intercompany receivables	672	—	(672)	—
Investment in Financial Products	3,871	—	(3,871)	—
Deferred income taxes and prepaids	3,918	—	(506)	3,412
Goodwill, intangible assets and other assets	1,133	—	—	1,133
Liabilities included in segment assets	2,381	—	—	2,381
Inventory methodology differences	(2,860)	—	—	(2,860)
Other	481	(267)	(1,053)	(839)
Total assets	$34,179	$30,759	$(6,102)	$58,836

December 31, 2009:
Total accountable assets from reportable segments	$14,387	$32,230	$—	$46,617
All other operating segments	7,356	—	—	7,356
Items not included in segment assets:
Cash and short-term investments	2,239	—	—	2,239
Intercompany receivables	106	—	(106)	—
Investment in Financial Products	4,514	—	(4,514)	—
Deferred income taxes and prepaids	4,131	—	(460)	3,671
Goodwill, intangible assets and other assets	1,364	—	—	1,364
Liabilities included in segment assets	2,270	—	—	2,270
Inventory methodology differences	(2,735)	—	—	(2,735)
Other	564	(255)	(1,053)	(744)
Total assets	$34,196	$31,975	$(6,133)	$60,038

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2010:
Total accountable depreciation and amortization from reportable segments	$234	$183	$—	$417
Items not included in segment depreciation and amortization:
All other operating segments	105	—	—	105
Cost centers	37	—	—	37
Other	(5)	—	—	(5)
Total depreciation and amortization	$371	$183	$—	$554

Three Months Ended March 31, 2009:
Total accountable depreciation and amortization from reportable segments	$227	$180	$—	$407
Items not included in segment depreciation and amortization:
All other operating segments	95	—	—	95
Cost centers	40	—	—	40
Other	(8)	—	—	(8)
Total depreciation and amortization	$354	$180	$—	$534

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financing & Insurance Services	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2010:
Total accountable capital expenditures from reportable segments	$133	$174	$—	$307
Items not included in segment capital expenditures:
All other operating segments	51	—	—	51
Cost centers	19	—	—	19
Other	—	—	(4)	(4)
Total capital expenditures	$203	$174	$(4)	$373

Three Months Ended March 31, 2009:
Total accountable capital expenditures from reportable segments	$143	$222	$—	$365
Items not included in segment capital expenditures:
All other operating segments	47	—	—	47
Cost centers	34	—	—	34
Other	—	—	(1)	(1)
Total capital expenditures	$224	$222	$(1)	$445

15.	Securitizations

Cat Financial transfers certain finance receivables relating to retail installment sale contracts and finance leases as part of their asset-backed securitization program.  In addition, Cat Financial has sold interests in wholesale receivables to third-party commercial paper conduits.  These transactions provide a source of liquidity and allow for better management of their balance sheet capacity.

Securitized Retail Installment Sale Contracts and Finance Leases
Cat Financial periodically transfers certain finance receivables relating to retail installment sale contracts and finance leases to special purpose entities (SPEs) as part of their asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.   The SPEs issue debt to pay for the finance receivables they acquire from Cat Financial.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the SPEs.  The assets of the SPEs are legally isolated and are not available to pay Cat Financial creditors.  Cat Financial retains interests in the securitization transactions, including subordinated certificates issued by the SPEs, rights to cash reserves, and residual interests.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the SPEs in a true sale and the SPEs are separate legal entities.  The investors and the SPEs have no recourse to any of Cat Financial’s other assets for failure of debtors to pay when due.

In accordance with the new consolidation accounting guidance adopted on January 1, 2010, these SPEs were concluded to be VIEs.  Cat Financial determined that they were the primary beneficiary based on their power to direct activities through their role as servicer and their obligation to absorb losses and right to receive benefits and therefore consolidated the entities using the carrying amounts of the SPEs' assets and liabilities.

The restricted assets (Receivables-finance, Long-term receivables-finance, Prepaid expenses and other current assets, and Other assets) of these consolidated SPEs totaled $354 million at March 31, 2010. The liabilities (Accrued expenses, Long-term debt due within one year-Financial Products, and Other liabilities) of these consolidated SPEs totaled $284 million at March 31, 2010.

Prior to January 1, 2010, the SPEs were considered to be QSPEs and thus not consolidated.  Cat Financial’s retained interests in the securitized assets were classified as available-for-sale securities and were included in Other assets in the Consolidated Statement of Financial Position at fair value. Cat Financial estimated fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates. These assumptions were based on Cat Financial’s historical experience, market trends and anticipated performance relative to the particular assets securitized.

The fair value of the retained interests in all securitizations of retail finance receivables outstanding totaled $102 million (cost basis of $107 million) as of December 31, 2009. The fair value of the retained interests as of December 31, 2009 that have been in a continuous unrealized loss position for twelve months or longer totaled $102 million (cost basis of $107 million). Key assumptions used to determine the fair value of the retained interests as of December 31, 2009 were:

(Millions of dollars)	December 31, 2009
Cash flow weighted-average discount rates on retained interests	7.7% to 12.4%
Weighted-average maturity in months	22
Expected prepayment rate	18.0%
Expected credit losses	4.7% to 4.8%

To estimate the impact on income due to changes to the key economic assumptions used to estimate the fair value of residual cash flows in retained interests from retail finance receivable securitizations, Cat Financial performed a sensitivity analysis of the fair value of the retained interests by applying a 10 percent and 20 percent adverse change to the individual assumptions.  This estimate does not adjust for other variations that may occur should one of the assumptions actually change.  Accordingly, no assurance can be given that actual results would be consistent with the results of their estimate.  The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.  Cat Financial’s sensitivity analysis indicated that the impact of a 20 percent adverse change in individual assumptions used to calculate the fair value of all Cat Financial’s retained interests as of December 31, 2009 would be $11 million or less.

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

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, Cat Financial may elect to provide additional reserve support to these SPEs.

Sales and Servicing of Trade Receivables
Our Machinery and Engines operations generate trade receivables from the sale of inventory to dealers and customers. Certain of these receivables are sold to Cat Financial.

During 2009, Cat Financial sold interests in a certain pool of trade receivables through a revolving structure to third-party commercial paper conduits, which are asset-backed commercial paper issuers that are special purpose entities (SPEs) of the sponsor bank and are not consolidated by Cat Financial.  Cat Financial services the sold trade receivables and receives an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance. Consolidated expenses of $2 million related to the sale of trade receivables were recognized for the three months ended March 31, 2009 and are included in Other income (expense) in the Consolidated Statement of Results of Operations.   As of March 31, 2010 and December 31, 2009, there were no trade receivables sold to the third-party commercial paper conduits.

The cash collections from this pool of receivables are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduits. The third-party commercial paper conduits have no recourse to Cat Financial’s assets, other than the remaining interest, for failure of debtors to pay when due.

Cash flows from sale of trade receivables:
	Three Months Ended March 31,
(Millions of dollars)	2010	2009
Cash proceeds from sales of receivables to the conduits	$—	$393
Cash flows received on the interests that continue to be held	1,463	2,514

16.	Redeemable Noncontrolling Interest – Caterpillar Japan Ltd.

On August 1, 2008, Shin Caterpillar Mitsubishi Ltd. (SCM) completed the first phase of a share redemption plan whereby SCM redeemed half of Mitsubishi Heavy Industries (MHI's) shares in SCM.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan).  Both Cat Japan and MHI have options, exercisable beginning August 1, 2013, to require the redemption of the remaining shares owned by MHI, which if exercised, would make Caterpillar the sole owner of Cat Japan.

The remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit.  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.  During the first quarter of 2009, there was no change to the estimated redemption value.  During the first quarter of 2010, the estimated redemption value decreased, resulting in an adjustment to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $9 million due to this adjustment.  As of March 31, 2010, the fair value of the redeemable noncontrolling interest remained greater than the estimated redemption value.

We estimate the fair value of the redeemable noncontrolling interest using a discounted five year forecasted cash flow with a year-five residual value.  Based on our current expectations for Cat Japan, we expect the fair value of the redeemable noncontrolling interest to remain greater than the redemption value. However, if economic conditions deteriorate and Cat Japan’s business forecast is negatively impacted, it is possible that the fair value of the redeemable noncontrolling interest may fall below the estimated redemption value. Should this occur, profit would be reduced in the profit per common share computation by the difference between the redemption value and the fair value.  Lower long-term growth rates, reduced long-term profitability as well as changes in interest rates, costs, pricing, capital expenditures and general market conditions may reduce the fair value of the redeemable noncontrolling interest.

With the consolidation of Cat Japan's results of operations, 33 percent of Cat Japan's comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit.  For the three months ended March 31, 2010 and 2009, the carrying value had decreased by $6 million and $20 million, respectively, due to Cat Japan's comprehensive loss. This resulted in an offsetting adjustment of $6 million and $20 million, respectively, to increase the carrying value to the redemption value and a corresponding reduction to Profit employed in the business.  As Cat Japan's functional currency is the Japanese yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  At March 31, 2010, the redeemable noncontrolling interest was $452 million.

17.	Fair Value Measurements

A.	Fair value measurements

The guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with this guidance, fair value measurements are classified under the following hierarchy:

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

Assets and liabilities measured at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2010 and December 31, 2009 are summarized below:

(Millions of dollars)	March 31, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$14	$—	$—	$14
Other U.S. and non-U.S. government bonds	—	71	—	71

Corporate bonds
Corporate bonds	—	486	—	486
Asset-backed securities	—	139	—	139

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	291	—	291
Residential mortgage-backed securities	—	49	—	49
Commercial mortgage-backed securities	—	167	—	167

Equity securities
Large capitalization value	103	—	—	103
Smaller company growth	26	—	—	26
Total available-for-sale securities	143	1,203	—	1,346

Derivative financial instruments, net	—	224	—	224
Total Assets	$143	$1,427	$—	$1,570

Liabilities
Guarantees	$—	$—	$19	$19
Total Liabilities	$—	$—	$19	$19

(Millions of dollars)	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$14	$—	$—	$14
Other U.S. and non-U.S. government bonds	—	65	—	65

Corporate bonds
Corporate bonds	—	475	—	475
Asset-backed securities	—	134	—	134

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	308	—	308
Residential mortgage-backed securities	—	51	—	51
Commercial mortgage-backed securities	—	162	—	162

Equity securities
Large capitalization value	89	—	—	89
Smaller company growth	24	—	—	24
Total available-for-sale securities	127	1,195	—	1,322

Derivative financial instruments, net	—	236	—	236
Securitized retained interests	—	—	102	102
Total Assets	$127	$1,431	$102	$1,660

Liabilities
Guarantees	$—	$—	$17	$17
Total Liabilities	$—	$—	$17	$17

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2010 and 2009.  These instruments, primarily related to Cat Financial, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2009	$102	$17
Adjustment to adopt accounting for variable-interest entities	(102)	—
Issuance of guarantees	—	2
Balance at March 31, 2010	$—	$19

Balance at December 31, 2008	$52	$14
Gains or losses included in earnings (realized / unrealized)	(21)	—
Changes in Accumulated other comprehensive income (loss)	7	—
Purchases, issuances, and settlements	6	1
Balance at March 31, 2009	$44	$15

The amount of unrealized losses on securitized retained interests included in earnings for the three months ended March 31, 2009 related to assets still held at March 31, 2009 was $21 million.  These losses were reported in Revenues of Financial Products in the Consolidated Statement of Results of Operations.

In addition to the amounts above, we had impaired loans of $255 million and $208 million as of March 31, 2010 and December 31, 2009, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for loan losses is established based primarily on the fair value of associated collateral.  As the collateral's fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

B.	Fair values of financial instruments

In addition to the methods and assumptions we use to record the fair value of financial instruments as discussed in the Fair value measurements section above, we used the following methods and assumptions to estimate the fair value of our financial instruments.

Cash and short-term investments
Carrying amount approximated fair value.

Restricted cash and short-term investments
Carrying amount approximated fair value.  Restricted cash and short-term investments are included in Prepaid expenses and other current assets in the Consolidated Statement of Financial Position.

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

Long-term debt
Fair value for Machinery and Engines fixed rate debt was estimated based on quoted market prices.  For Financial Products, fixed and floating rate debt was estimated based on quoted market prices.  Commercial paper carrying amounts approximated fair value.  For deposit obligations, carrying value approximated fair value.

Please refer to the table below for the fair values of our financial instruments.

Fair Values of Financial Instruments
	March 31,		December 31,
	2010		2009
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Reference
Asset (liability)
Cash and short-term investments	$3,538	$3,538	$4,867	$4,867
Restricted cash and short-term investments	151	151	37	37
Available-for-sale securities	1,346	1,346	1,322	1,322	Note 8
Finance receivables—net (excluding finance leases1)	13,133	12,670	13,077	12,604
Wholesale inventory receivables—net (excluding finance leases1)	532	508	660	628
Short-term borrowings	(3,580)	(3,580)	(4,083)	(4,083)
Long-term debt (including amounts due within one year)
Machinery and Engines	(5,383)	(6,048)	(5,954)	(6,674)
Financial Products	(21,207)	(22,125)	(21,594)	(22,367)
Foreign currency contracts—net	107	107	192	192	Note 4
Interest rate swaps—net	104	104	34	34	Note 4
Commodity contracts—net	13	13	10	10	Note 4
Securitized retained interests	—	—	102	102	Note 15
Guarantees	(19)	(19)	(17)	(17)	Note 10

1	Total excluded items have a net carrying value at March 31, 2010 and December 31, 2009 of $7,394 million and $7,780 million, respectively.

18.	Employee separation charges

In 2009, we reported employee separation charges of $481 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs were in response to a sharp decline in sales volume due to the global recession.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the 2009 separation charges and subsequent 2010 activity by geographic region:

	Machinery and Engines
(Millions of dollars)	North America	Latin America	EAME	Asia Pacific	Financial Products1	Total
Liability balance at December 31, 2008	$4	$2	$5	$—	$—	$11

2009 Separation charges2	$323	$15	$102	$31	$10	$481
2009 Benefit payments and other adjustments	(313)	(17)	(78)	(25)	(10)	(443)
Liability balance at December 31, 2009	$14	$—	$29	$6	$—	$49

2010 Benefit payments and other adjustments	$(8)	$—	$(8)	$(6)	$—	$(22)
Liability balance at March 31, 2010	$6	$—	$21	$—	$—	$27

1	Includes $8 million for North America and $2 million for EAME.
2	Includes $357 million recognized in the first quarter of 2009.

The remaining liability balances as of March 31, 2010 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs are expected to be paid during 2010.

In addition to the 2009 separation charges noted above, we reported $225 million ($201 million in the first quarter) of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  See Note 9 for additional information.

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

GE Transportation’s Inspection Products Business
In March 2010, we acquired the Inspection Products business from GE Transportation’s Intelligent Control Systems division for approximately $45 million.  The acquired business has operations located primarily in the United States, Germany and Italy that design, manufacture and sell hot wheel and hot box detectors, data acquisition systems, draggers and other related inspection products for the global freight and passenger rail industries. The acquisition supports our strategic initiative to expand the scope and product range of our rail signaling business and will provide a foundation for global expansion.

The transaction was financed with available cash.  Tangible assets acquired of $12 million and liabilities assumed of $9 million were recorded at their fair values.  Finite-lived intangible assets acquired of $28 million related to customer relationships and intellectual property are being amortized on a straight-line basis over a weighted-average amortization period of approximately 13 years.  Goodwill of $14 million, approximately $8 million of which is deductible for income tax purposes, represents the excess cost over the fair value of the net tangible and finite-lived intangible assets acquired.  These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the “All Other” category in Note 14.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

JCS Company, Ltd.
In March 2010, we acquired 100 percent of the equity in privately held JCS Company Ltd. (JCS) for approximately $34 million, consisting of $32 million paid at closing with an additional $2 million post-closing adjustment to be paid during the second quarter 2010.  Based in Pyongtaek, South Korea, JCS is a leading manufacturer of centrifugally cast metal face seals used in many of the idlers and rollers contained in our undercarriage components. JCS is also a large supplier of seals to external customers in Asia and presents the opportunity to expand our customer base. The purchase of this business provides Caterpillar access to proprietary technology and expertise which we will be able to replicate across our own seal production processes.

The transaction was financed with available cash.  Tangible assets acquired of $22 million and liabilities assumed of $8 million were recorded at their fair values. Finite-lived intangible assets acquired of $12 million related to intellectual property and customer relationships are being amortized on a straight-line basis over a weighted-average amortization period of approximately 9 years. Goodwill of $8 million, non-deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “Core Components” segment in Note 14. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported a first-quarter 2010 profit of $0.36 per share, up $0.55 per share from a loss of $0.19 per share in the first quarter of 2009.  Excluding a tax charge of $90 million related to the recently signed U.S. health care legislation, profit in the first quarter of 2010 was $0.50 per share.  The loss of $0.19 per share in the first quarter of 2009 included $558 million of employee redundancy costs.  Excluding redundancy costs, profit in the first quarter of 2009 was $0.39 per share.  First-quarter sales and revenues of $8.238 billion were down from $9.225 billion in the first quarter of 2009.

Economic conditions are improving, particularly in the world’s developing economies.  Overall industry activity and orders are higher than in 2009, and as a result, we are ramping up production to meet increasing demand from customers.  We are seeing increased order activity related to mining and energy, which should be positive for our U.S. exports as the year unfolds.

First-quarter 2010 profit was $233 million compared with a loss of $112 million in the first quarter of 2009.  The improvement in profit was a result of lower manufacturing costs, the absence of redundancy costs and favorable price realization.  The improvements were partially offset by the impact of lower sales volume and higher taxes, including the $90 million charge related to the recently signed U.S. health care legislation.

Highlights for first quarter of 2010 include:

▪	First-quarter sales and revenues of $8.238 billion were 11 percent lower than the first quarter of 2009.

▪	Machinery sales decreased 1 percent, Engines sales were down 28 percent, and Financial Products revenues declined 4 percent from a year ago.

▪	Manufacturing costs were $566 million favorable compared with the first quarter of 2009. Labor and overhead, warranty and material costs all improved.

▪	First-quarter profit includes a $90 million tax charge, or $0.14 per share, related to the recently enacted U.S. health care legislation.

▪	Redundancy costs were $558 million before tax or $0.58 per share in the first quarter of 2009.

▪	Machinery and Engines operating cash flow was positive $921 million in the first quarter of 2010 compared with negative $320 million in the first quarter of 2009.

▪
Machinery and Engines debt-to-capital ratio was 45.2 percent at the end of the first quarter of 2010, compared to 59.7 percent at the end of the first quarter of 2009, and 47.2 percent at year-end 2009.

Outlook

We have increased our outlook for 2010 by raising the sales and revenues range and profit expectations.  For sales and revenues, the revised 2010 range is $38 to $42 billion.  The revised 2010 profit outlook is a range of $2.50 to $3.25 per share.

One of the main factors contributing to our revised outlook is improving expectations for growth in Asia/Pacific and Latin America and the expected continued improvement in mining and energy globally.

We are increasing production schedules to meet the expected increases in sales demand throughout 2010.  In order to achieve our revised sales and revenues range and profit expectations, we will need to maintain tight cost management, and efficiently deploy the Caterpillar Production System using 6 Sigma to ramp up production and continue preparations for Environmental Protection Agency (EPA) Tier 4 emission requirements.

Note:
-	Glossary of terms is included on pages 42-44; first occurrence of terms shown in bold italics.
-	Information on non-GAAP financial measures, including the treatment of the U.S. health care legislation tax charge and redundancy costs, is included on page 53.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between first quarter 2009 (at left) and first quarter 2010 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the first quarter of 2010 were $8.238 billion, down $987 million, or 11 percent, from the first quarter of 2009.  Engines sales volume was down $978 million, and Machinery volume declined $295 million.  Price realization improved $172 million, and currency had a positive impact on sales of $142 million, primarily due to a stronger euro and Brazilian real.  In addition, Financial Products revenues decreased $28 million.

Our integrated service businesses tend to be more stable through the business cycle than new machines and engines.  First-quarter sales and revenues for these businesses were higher compared to the prior period.  Integrated service businesses represented about 47 percent of total company sales and revenues in the first quarter of 2010, up from about 40 percent in the first quarter of 2009.

Sales and Revenues by Geographic Region
(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
First Quarter 2010
Machinery	$5,262	(1)%	$1,890	(15)%	$741	7%	$984	(22)%	$1,647	40%
Engines1	2,289	(28)%	755	(28)%	196	(26)%	818	(34)%	520	(15)%
Financial Products2	687	(4)%	402	(10)%	73	35%	115	(4)%	97	1%
	$8,238	(11)%	$3,047	(18)%	$1,010	—%	$1,917	(27)%	$2,264	20%
First Quarter 2009
Machinery	$5,342		$2,216		$690		$1,258		$1,178
Engines1	3,168		1,053		266		1,235		614
Financial Products2	715		445		54		120		96
	$9,225		$3,714		$1,010		$2,613		$1,888

1
Does not include internal engines transfers of $501 million and $436 million in first quarter 2010 and 2009, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

2	Does not include internal revenues earned from Machinery and Engines of $59 million and $81 million in first quarter 2010 and 2009, respectively.

Machinery Sales - Sales were $5.262 billion, a decrease of $80 million, or 1 percent, from the first quarter of 2009.

▪	Sales volume declined $295 million.
▪	Price realization increased $115 million.
▪	Currency increased sales by $100 million.
▪	Geographic mix between regions (included in price realization) was $27 million unfavorable.
▪	The volume decline was the smallest since the worldwide recession started in the fourth quarter of 2008. Year-over-year volume comparisons have steadily improved since third quarter 2009.
▪
Dealer-reported inventories were about flat with year-end 2009.  During the first quarter of 2009, dealers reduced inventories about $300 million.  Inventories in months of supply ended the quarter lower than last year and were below the historical average.

▪
Most economies are in recovery, and activity in key industries generally showed improvement from a year earlier.  However, the recovery in worldwide dealer-reported deliveries was not sufficiently advanced to show a gain against the year-earlier quarter.

▪
Sales volume increased in the developing regions as a result of gains in Asia/Pacific.  Most developing economies recovered quickly as both governments and central banks addressed deteriorating economies with effective policy changes.

▪
Sales volume declined in the developed economies.  Most of these economies were in recession by early 2008, and unprecedented economic policy changes have not yet led to rapid improvements in most key industries.  As a result, deliveries to end users are recovering slowly.

North America – Sales decreased $326 million, or 15 percent.
▪	Sales volume decreased $361 million.
▪	Price realization increased $34 million.
▪	Currency increased sales by $1 million.
▪	Dealer inventories were about half of the year-earlier level. As a result, months of supply ended the quarter well below a year earlier and in line with the historical average.
▪	Dealers reduced reported inventories during the first quarter of 2010, compared with increases during the first quarter of 2009. These changes in dealer inventories contributed to lower sales volume.
▪
Dealers reported modest improvements in monthly delivery rates since September 2009; however, deliveries during the quarter were below year-earlier amounts.  Some industries have shown improvement, especially in Canada, but long, severe declines in activity have left users cautious about increasing machine purchases.

▪
The U.S. housing industry showed scattered signs of improvement with starts up 17 percent from a postwar low in 2009 and new home sales increased 6 percent.  The Canadian housing industry rebounded vigorously, with starts up 48 percent from the first quarter of 2009.

▪
U.S. nonresidential building contracting dropped 16 percent from a year earlier.  Commercial and industrial contracting dropped 42 percent due to extended property price declines and low industrial capacity utilization.

▪	Highway contracting was up 36 percent. Positives were increased funding from the U.S. government’s recovery program and the extension of existing highway legislation through the end of this year.
▪	Modest improvements in construction led to a 3-percent increase in U.S. nonmetals mining and quarry production. Canadian producers increased quarrying output 3 percent.
▪	Metals prices were substantially higher than last year, causing U.S. metals mines to begin reversing last year’s production cuts. However, production during the quarter was still down 4 percent.
▪
Central Appalachian coal prices averaged almost $59 per ton during the quarter, a price high enough to encourage more production.  However, U.S. coal production declined 6 percent due to problems in securing new mine permits.  In contrast, Canadian coal production grew 22 percent in the early months of the quarter.

Latin America – Sales increased $51 million, or 7 percent.
▪	Sales volume decreased $26 million.
▪	Price realization increased $37 million.
▪	Currency increased sales by $40 million.
▪
Dealers reported additions to their inventories this year, in contrast to a significant decline in the first quarter of 2009.  This change, taken to prepare for a better economic environment, contributed positively to volume.

▪	Dealer-reported inventories ended the quarter well below last year in both dollars and months of supply. Months of supply were well below the historical average.
▪
Despite improving economic conditions in the region, deliveries to end users declined compared to the first quarter of 2009.  The decline was primarily in the mining industry as deliveries remained very strong during the first quarter of last year.

EAME – Sales decreased $274 million, or 22 percent.
▪	Sales volume declined $291 million.
▪	Price realization decreased $23 million.
▪	Currency increased sales by $40 million.
▪
Dealer-reported inventories remained about flat during both the first quarter of 2009 and the first quarter of 2010.  However, dealer inventories in the first quarter of 2010 were about half the level of the first quarter of 2009.  Months of supply remained slightly above the historical average.

▪
Dealers in both Europe and Africa/Middle East reported lower deliveries to end users.  The European economy has had a weak economic recovery, and South Africa accounted for most of the decline in Africa/Middle East.

▪
The euro-zone, particularly Germany, accounted for most of the decline in European deliveries due to weakness in construction.  Reported deliveries in the United Kingdom, where home prices increased, were almost even with last year.

▪
The decline in South Africa resulted from sharp declines in construction, with nonresidential permits down 32 percent in the first two months of 2010.  End-user demand in several oil producing countries improved in response to higher oil production, more drilling and an 80-percent increase in prices.

▪
End-user demand in the Commonwealth of Independent States (CIS), as reported by dealers, increased.  Contributing factors were higher metals prices and a 6-percent increase in Russian mine production.  Regional oil production expanded 4 percent, and Russia increased natural gas output by 18 percent.

Asia/Pacific – Sales increased $469 million, or 40 percent.
▪	Sales volume increased $356 million.
▪	Price realization increased $94 million.
▪	Currency increased sales by $19 million.
▪
Dealers reported higher inventories compared with year-end 2009.  In the first quarter of 2009, dealers reduced inventories.  These changes in dealer inventories contributed to higher sales volume.  Inventories were well below a year ago in both dollars and months of supply.  Months of supply were below the historical average.

▪
Asian economies, particularly China and India, were the quickest to recover from the worldwide recession.  Better economic conditions enabled dealers to report higher deliveries to end users than the first quarter of 2009.

▪
China accounted for most of the increase in sales as reported deliveries reached a record high.  The government’s stimulus program and a 26-percent increase in lending led to a 33-percent increase in both residential and nonresidential construction.

▪	India’s record-low interest rates contributed to industrial production rising nearly 16 percent, leading to a large increase in sales.
▪	Sales increased slightly in Australia. Residential construction improved, and higher metals and coal prices caused mines to increase output.

Engines Sales – Sales were $2.289 billion, a decrease of $879 million, or 28 percent, from the first quarter of 2009.
▪	Sales volume decreased $978 million.
▪	Price realization increased $57 million.
▪	Currency increased sales by $42 million.
▪	Geographic mix between regions (included in price realization) was $1 million favorable.
▪	Dealer-reported inventories were down, and months of supply were flat, as dealer deliveries declined.

North America – Sales decreased $298 million, or 28 percent.
▪	Sales volume decreased $313 million.
▪	Price realization increased $14 million.
▪	Currency increased sales by $1 million.

▪	Sales for petroleum applications decreased 54 percent primarily due to a decrease in sales of engines used for gas compression and drilling as well as lower turbine sales.
▪	Sales for both reciprocating engines and turbines for electric power applications decreased 40 percent due to weak economic conditions.
▪	Sales for industrial applications decreased 18 percent based on substantially lower demand in construction and agricultural applications.

Latin America – Sales decreased $70 million, or 26 percent.
▪	Sales volume decreased $76 million.
▪	Price realization increased $2 million.
▪	Currency increased sales by $4 million.
▪	Sales for petroleum applications decreased 48 percent due to lower turbine sales and a slowdown in demand for production power applications.
▪	Sales of electric power applications increased 9 percent due to modest industry demand improvement compared with a very weak first quarter in 2009.

EAME – Sales decreased $417 million, or 34 percent.
▪	Sales volume decreased $469 million.
▪	Price realization increased $21 million.
▪	Currency increased sales by $31 million.
▪	Sales for electric power applications decreased 37 percent due to weak economic conditions, dealer efforts to reduce inventory and lower turbine sales.
▪	Sales for petroleum applications decreased 43 percent primarily due to a slowdown in demand for engines used in production applications and land-based drilling as well as lower turbine sales.
▪	Sales for marine applications decreased 31 percent due to weak economic conditions.
▪	Sales for industrial applications decreased 15 percent due to lower demand in construction and agricultural applications.

Asia/Pacific – Sales decreased $94 million, or 15 percent.
▪	Sales volume decreased $119 million.
▪	Price realization increased $19 million.
▪	Currency increased sales by $6 million.
▪	Sales for petroleum applications decreased 20 percent primarily due to lower turbine sales.
▪	Sales for electric power applications decreased 25 percent primarily due to reduced demand throughout the region and fewer projects in India, Australia and New Zealand.
▪	Sales for marine applications decreased 16 percent due to weak industry demand, partially offset by strong sales for workboat and general cargo vessels.
▪	Sales for industrial applications increased 60 percent primarily due to increased demand from Original Equipment Manufacturers (OEMs).

Financial Products Revenues - Revenues were $687 million, a decrease of $28 million, or 4 percent, from the first quarter of 2009.
▪
Revenues decreased $53 million due to a decrease in average earning assets, partially offset by an increase of $16 million due to the favorable impact of higher interest rates on new and existing finance receivables.

▪
Other revenues at Cat Financial increased $6 million.  The increase was due to the absence of a $22 million write-down on retained interests related to the securitized asset portfolio in the first quarter of 2009, partially offset by a $6 million unfavorable impact from returned and repossessed equipment and various other revenue items.

OPERATING PROFIT (LOSS)

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between first quarter 2009 (at left) and first quarter 2010 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other/M&E Redundancy includes the operating profit impact of consolidating adjustments and Machinery and Engines other operating (income) expenses, which include Machinery and Engines redundancy costs.

Operating profit in the first quarter of 2010 was $508 million compared to an operating loss of $175 million in the first quarter of 2009.  The improvement was primarily the result of lower manufacturing costs, absence of redundancy costs and better price realization.  The improvements were partially offset by lower sales volume, which includes the impact of an unfavorable mix of products.

Manufacturing costs improved $566 million primarily due to lower labor and overhead, warranty and material costs.

Currency had a $38 million negative impact on operating profit as the negative impact on costs more than offset the benefit to sales.

Selling, general and administrative (SG&A) and research and development (R&D) expenses increased by $29 million primarily due to provisions related to incentive pay, partially offset by the impact of cost-cutting measures over the past year.

Redundancy costs were $558 million in the first quarter of 2009.

Operating Profit (Loss) by Principal Line of Business
(Millions of dollars)	First Quarter 2010	First Quarter 2009	$ Change	% Change
Machinery1	$194	$(508)	$702	—
Engines1	264	297	(33)	(11)%
Financial Products	97	99	(2)	(2)%
Consolidating Adjustments	(47)	(63)	16	—
Consolidated Operating Profit (Loss)	$508	$(175)	$683	—

1	Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit /Loss by Principal Line of Business

▪
Machinery operating profit was $194 million compared to an operating loss of $508 million in the first quarter of 2009.  Positive factors included lower manufacturing costs, the absence of 2009 redundancy costs of $355 million and improved price realization.  These improvements were partially offset by lower sales volume, including significantly unfavorable product mix.

▪
Engines operating profit of $264 million was down $33 million, or 11 percent, from the first quarter of 2009.  Significantly lower sales volume was partially offset by the absence of 2009 redundancy costs of $193 million, lower manufacturing costs and improved price realization.

▪
Financial Products operating profit of $97 million was down $2 million from the first quarter of 2009.  Negative factors included a $25 million unfavorable impact from lower average earning assets and a $10 million increase in the provision for credit losses at Cat Financial.  Positive factors included the absence of a $22 million write-down on retained interests related to the securitized asset portfolio in the first quarter of 2009 and a $19 million favorable impact from increased net yield on average earning assets.

Other Profit/Loss Items

▪	Interest expense excluding Financial Products increased $1 million from the first quarter of 2009.

▪	Other income/expense was income of $63 million compared with income of $64 million in the first quarter of 2009.

▪
The benefit for income taxes in the first quarter of 2010 reflects an estimated annual effective tax rate of 30 percent, excluding the discrete charge discussed below, compared to a discrete period effective tax rate of 37.5 percent for first quarter 2009.  The 2010 estimated annual tax rate is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.  The 2010 estimated annual tax rate is based on current tax law and therefore does not include the U.S. research and development tax credit and other benefits that have not been extended past 2009. A discrete calculation was used to report the 2009 first quarter tax benefit rather than an estimated annual tax rate as the estimated range of annual profit/(loss) before tax produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

The provision for income taxes for 2010 also includes a deferred tax charge of $90 million due to the enactment of U.S. health care legislation effectively making government subsidies received for Medicare-equivalent prescription drug coverage taxable. Guidance on accounting for income taxes requires that the tax effects of changes in laws be reflected in the financial statements in the period in which the legislation is enacted regardless of the effective date.  Deferred tax assets had previously been recorded based on the liability for other postretirement benefits without regard to the tax-free subsidy. As a result of the law change, deferred tax assets were reduced to reflect the expected future income tax on the subsidy.  Beginning in 2013, a cash tax cost will be incurred when the subsidies received increase taxable income.

▪	Equity in profit (loss) of unconsolidated affiliated companies was a loss of $2 million compared with profit of $1 million in the first quarter of 2009.

▪
Profit (loss) attributable to noncontrolling interests negatively impacted profit by $22 million from the first quarter of 2009, primarily due to improved financial performance of Caterpillar Japan Ltd. (Cat Japan).   We own two-thirds of Cat Japan which means one-third of its profits or losses are attributable to our partner, Mitsubishi Heavy Industries (MHI).  As Cat Japan's losses were less in the first quarter of 2010 than in the first quarter of 2009, a lower amount of losses was attributed to MHI and added back to profit of consolidated companies in the first quarter of 2010 than the first quarter of 2009.

GLOSSARY OF TERMS

1.
Caterpillar Japan Ltd. (Cat Japan) – A Caterpillar subsidiary formerly known as Shin Caterpillar Mitsubishi Ltd. (SCM).  SCM was a 50/50 joint venture between Caterpillar and Mitsubishi Heavy Industries Ltd. (MHI) until SCM redeemed one half of MHI's shares on August 1, 2008.  Caterpillar now owns 67 percent of the renamed entity.  We began consolidating Cat Japan in the fourth quarter of 2008.

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
8.
Engines – A principal line of business including the design, manufacture, marketing and sales of engines for Caterpillar machinery; electric power generation systems; locomotives; marine, petroleum, construction, industrial, agricultural and other applications and related parts. Also includes remanufacturing of Caterpillar engines and a variety of Caterpillar machinery and engine components and remanufacturing services for other companies.  Reciprocating engines meet power needs ranging from 10 to 21,800 horsepower (8 to more than 16 000 kilowatts).  Turbines range from 1,600 to 30,000 horsepower (1 200 to 22 000 kilowatts).

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

17.
Redundancy Costs – Costs related to employment reduction including employee severance charges, pension and other postretirement benefit plan curtailments and settlements and health care and supplemental unemployment benefits.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Engines operations.  Funding for these businesses is also provided by commercial paper and long-term debt issuances.  Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from their existing portfolio.  Throughout the first quarter of 2010, we continued to experience favorable liquidity conditions in both our Machinery and Engines and Financial Products operations.  On a consolidated basis, we ended the first quarter of 2010 with $3.5 billion of cash, a decrease of $1.3 billion from year-end 2009.  Our cash balances are held in numerous locations throughout the world.  Most of the amounts held outside the U.S. could be repatriated to the U.S. but generally would be subject to incremental U.S. income taxes.

Consolidated operating cash flow for the first quarter of 2010 was $551 million, down from $895 million for the same period a year ago.   Improving economic conditions in the first quarter of 2010 compared with recessionary conditions a year ago have resulted in significant changes in the components of operating cash flow from 2009 to 2010.  Operating cash flow in the first quarter of 2010 benefited from profit of consolidated and affiliated companies of $236 million and an increase in accounts payable, reflecting higher levels of material purchases for production ramp-up to meet increasing demand.  Offsetting these items was an increase in inventory, also related to production ramp-up, and higher receivables.  In the first quarter of 2009, a loss of consolidated and affiliated companies of $131 million and a significant decrease in accounts payable had a negative impact on operating cash flow while the change in other working capital items was favorable primarily due to lower receivables and inventory.  See further discussion of operating cash flow under Machinery and Engines and Financial Products.

Total debt as of March 31, 2010, was $30.17 billion, a decrease of $1.46 billion from year-end 2009.  Debt related to Machinery and Engines decreased $420 million in the first quarter of 2010.  Debt related to Financial Products decreased $1.04 billion reflecting declining portfolio balances at Cat Financial.

We have three global credit facilities with a syndicate of banks totaling $6.99 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial to support their commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Cat Financial as of March 31, 2010 was $5.49 billion.

•	The five-year facility of $1.62 billion expires in September 2012.
•	The five-year facility of $2.98 billion expires in September 2011.
•	The 364-day facility of $2.39 billion expires in September 2010.

We also had a 364-day revolving credit facility with a syndicate of banks totaling $1.37 billion, which expired in March 2010 and was jointly available to both Caterpillar and Cat Financial.  We elected not to renew this facility.

At March 31, 2010, Caterpillar's consolidated net worth was $13.39 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder's equity including preferred stock but excluding the pension and other post-retirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2010, Cat Financial's covenant interest coverage ratio was 1.29 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at March 31, 2010, Cat Financial's covenant leverage ratio was 6.77 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2010, there were no borrowings under the Credit Facility.

Our total credit commitments as of March 31, 2010 were:

(Millions of dollars)	Consolidated	Machinery and Engines	Financial Products
Credit lines available:
Global credit facilities	$6,988	$1,500	$5,488
Other external	5,122	1,314	3,808
Total credit lines available	12,110	2,814	9,296
Less: Global credit facilities supporting commercial paper	(2,165)	—	(2,165)
Less: Utilized credit	(2,517)	(508)	(2,009)
Available credit	$7,428	$2,306	$5,122

Other consolidated credit lines with banks as of March 31, 2010 totaled $5.12 billion.  These credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  While we expect global economic conditions to continue to improve in 2010, in the event they deteriorate from current levels or access to debt markets becomes unavailable, our Machinery and Engines operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility.  Our Financial Products operations would rely on cash flow from its existing portfolio, utilization of existing cash balances, access to our Credit Facility and other credit line facilities held by Cat Financial and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery and Engines
Net cash provided by operating activities was $921 million in the first quarter of 2010 compared to cash used for operating activities of $320 million in the first quarter of 2009.  The change was primarily due to increased profit and a $600 million dividend from Cat Financial in the first quarter of 2010.  Profit of consolidated and affiliated companies in the first quarter of 2010 was $234 million compared to a loss of consolidated and affiliated companies of $135 million for the same period a year ago.  Improving economic conditions in the first quarter of 2010 compared with recessionary conditions a year ago have resulted in significant changes in the components of working capital from 2009 to 2010.  During the first quarter of 2010, we experienced increased demand and a production ramp-up, resulting in an increase in accounts payable and customer advances, which was more than offset by increases in inventory and receivables.  In the first quarter of 2009, we were executing our strategic “trough” plans as demand and production were decreasing.  This resulted in a decrease in accounts payable and accrued expenses, which was partially offset by decreases in inventory and receivables.  Net cash used for investing activities in the first quarter of 2010 was $840 million compared to $216 million provided by investing activities for the same period in 2009.  The change was due to loans to Financial Products in 2010, compared with net borrowings from Financial Products in 2009.  Net cash used for financing activities in the first quarter of 2010 was $632 million, primarily a result of payments on long-term debt.  During the same period in 2009, net cash provided by financing activities was $735 million, as proceeds from loans with Financial Products of $1.47 billion were partially offset by reductions in external debt.

Our priorities for the use of cash are a strong financial position that helps protect our credit rating, capital to support growth, appropriately funded employee benefit plans, paying dividends and common stock repurchases with excess cash.

Strong financial position – A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines' debt-to-capital ratio.  Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders' equity.  Debt also includes borrowings from Financial Products.  The debt-to-capital ratio for Machinery and Engines was 45.2 percent at March 31, 2010 compared to 47.2 percent at December 31, 2009, slightly above our target range of 35 to 45 percent.  In addition to the debt-to-capital ratios, certain rating agencies have increased their focus on the extent to which Caterpillar and Cat Financial have cash and cash equivalents and unused credit lines available to meet short-term debt requirements.  Caterpillar and Cat Financial have been taking this focus into account when planning for liquidity needs.  This focus has resulted in higher cash balances for Caterpillar and Cat Financial.

Capital to support growth – Capital expenditures during the first quarter of 2010 were $203 million, a decrease of $21 million compared to the first quarter of 2009.  We expect capital expenditures to be about $1.8 billion in 2010, up from $1.3 billion in 2009.

Appropriately funded employee benefit plans – We contributed $248 million to our pension plans in the first quarter of 2010 and we anticipate additional contributions of approximately $750 million during the remainder of the year.  In addition, beginning in June 2009, the company began funding the 401(k) match with company stock.  This equated to a contribution of $29 million (0.5 million shares) for the first quarter of 2010.

Paying dividends – Dividends paid totaled $262 million in the first quarter of 2010, representing 42 cents per share.  Each quarter, our Board of Directors reviews the company's dividend and determines whether to increase, maintain or decrease the dividend for the applicable quarter.  The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.

Common stock repurchases – Pursuant to the February 2007 Board-authorized stock repurchase program, which expires on December 31, 2011, $3.8 billion of the $7.5 billion authorized was spent through 2008.  As a result of the global economic recession, our stock repurchase program has been temporarily suspended since the first quarter of 2009.  Basic shares outstanding as of March 31, 2010 were 628 million.

Financial Products
Operating cash flow was $156 million through the first quarter of 2010, compared with $392 million for the same period a year ago.  The decrease in operating cash flow was primarily related to the absence of cash proceeds from liquidated interest rate swaps.  Net cash provided by investing activities was $444 million through the first quarter of 2010, compared to $26 million for the same period in 2009. This change is primarily the result of lower intercompany borrowings and lower additions to finance receivables at Cat Financial, partially offset by lower collections. Net cash used for financing activities was $1.32 billion through the first quarter of 2010, compared to $186 million for the same period in 2009, primarily due to a $600 million dividend payment to Caterpillar Inc. and lower debt issuances.

During the first quarter, overall portfolio quality continued to reflect challenges associated with the global economic environment.  At the end of the first quarter of 2010, past dues were 6.06 percent, which increased from 5.54 percent at the end of 2009.  At the end of the first quarter of 2009, past dues were 5.44 percent.  The increase in past dues from year end is primarily due to the seasonality impacts Cat Financial typically experiences when comparing year-end results to the first-quarter results. We expect gradual improvement in past dues during the remainder of 2010 as the global economy continues to improve.

Bad debt write-offs, net of recoveries, were $46 million for the first quarter of 2010, down from $86 million in the fourth quarter of 2009 and $47 million in the first quarter of 2009.  First-quarter 2010 annualized losses were 0.79 percent of the average retail portfolio compared to 0.74 percent for the first quarter of 2009.  This result compares with the peak of 0.69 percent reached in the previous recession in 2001-2002 and reflects continued challenging economic conditions for our customers in certain regions, primarily in North America and to a lesser extent in Europe.

At the end of the first quarter of 2010, Cat Financial's allowance for credit losses was 1.74 percent of net finance receivables, increasing from 1.64 percent on December 31, 2009, and 1.50 percent at the end of the first quarter of 2009.  As a result of new accounting guidance implemented during the first quarter, Cat Financial began consolidating securitized assets which had previously been off balance sheet.  On January 1, 2010, the consolidation of these assets had the impact of increasing the allowance for credit losses by $18 million and the total allowance as a percent of net finance receivables by 6 basis points.  At the end of the first quarter of 2010, the allowance for credit losses totaled $394 million compared with $377 million on December 31, 2009, and $382 million at the end of the first quarter of 2009.  The increase of $12 million in allowance for credit losses year-over-year reflected a $54 million increase associated with the higher allowance rate, partially offset by a $42 million decrease due to a reduction in the overall net finance receivable portfolio.

Cat Financial continued to experience favorable liquidity conditions in all key global funding markets during the first quarter of 2010. Commercial Paper (CP) market liquidity and pricing continued to be favorable, with CP outstanding totaling $2.2 billion at quarter-end supported by a $5.5 billion revolving credit facility.  During the first quarter of 2010, Cat Financial issued JPY 10 billion, EUR 50 million and $500 million in medium-term notes.  Our first quarter 2010 CP, term debt issuance and year-to-date portfolio cash receipts have provided sufficient liquidity for operations.  Cat Financial held a cash balance at the end of the first quarter of 2010 totaling $1.8 billion.

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

Residual values for leased assets — The residual values for Cat Financial's leased assets, which are based upon the estimated wholesale market value of leased equipment at the time of the expiration of the lease, are based on a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options.  During the term of the leases, residual amounts are monitored.  If estimated market values reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings.  For equipment on operating leases, the charge is recognized through depreciation expense.  For finance leases, it is recognized through a reduction of finance revenue.

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

The impairment test process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted five year forecasted cash flow with a year-five residual value. The residual value is computed using the constant growth method, which values the forecasted cash flows in perpetuity. The income approach is supported by a reconciliation of our calculated fair value for Caterpillar to the company's market capitalization. The assumptions about future cash flows and growth rates are based on each reporting unit's long-term forecast and are subject to review and approval by senior management. The discount rate is based on our weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures.

A prolonged economic downturn resulting in lower long-term growth rates and reduced long-term profitability may reduce the fair value of our reporting units. Industry specific events or circumstances that have a negative impact to the valuation assumptions may also reduce the fair value of our reporting units.  Should such events occur and it becomes more likely than not that a reporting unit's fair value has fallen below its carrying value, we will perform an interim goodwill impairment test(s), in addition to the annual impairment test.  Future impairment tests may result in a goodwill impairment, depending on the outcome of both step one and step two of the impairment review process.  A goodwill impairment would be reported as a non-cash charge to earnings.

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

Stock-based compensation — We use a lattice-based option-pricing model to calculate the fair value of our stock options and SARs.  The calculation of the fair value of the awards using the lattice-based option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•
Volatility is a measure of the amount by which the stock price is expected to fluctuate each year during the expected term of the award and is based on historical and current implied volatilities from traded options on Caterpillar stock. The implied volatilities from traded options are impacted by changes in market conditions.  An increase in the volatility would result in an increase in our expense.

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

•
The assumed discount rate is used to discount future benefit obligations back to today's dollars.  The U.S. discount rate is based on a benefit cash flow-matching approach and represents the rate at which our benefit obligations could effectively be settled as of our measurement date, December 31.  The benefit cash flow-matching approach involves analyzing Caterpillar's projected cash flows against a high quality bond yield curve, calculated using a wide population of corporate Aa bonds available on the measurement date.  The very highest and lowest yielding bonds (top and bottom 10 percent are excluded from the analysis.  A similar approach is used to determine the assumed discount rate for our most significant non-U.S. plans. This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase our obligation and future expense.

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

Post-sale discount reserve — We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $658 million and $662 million as of March 31, 2010 and  December 31, 2009 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

Credit loss reserve — Management's ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable losses we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss including accounts which have been modified.  Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings as well as general information regarding industry trends and the general economic environment.

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

While management believes it has exercised prudent judgment and applied reasonable assumptions, there can be no assurance that in the future, changes in economic conditions or other factors would not cause changes in the financial health of our customers. If the financial health of our customer deteriorates, the timing and level of payments received could be impacted and therefore, could result in a change to our estimated losses.

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

Our income tax positions and analysis are based on currently enacted tax law.  Future changes in tax law could significantly impact the provision for income taxes, the amount of taxes payable, and the deferred tax asset and liability balances.  Deferred tax assets generally represent tax benefits for tax deductions or credits available in future tax returns.  Certain estimates and assumptions are required to determine whether it is more likely than not that all or some portion of the benefit of a deferred tax asset will not be realized.  In making this assessment, management analyzes and estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies.  Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, we record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes.

A provision for U.S. income taxes has not been recorded on undistributed profits of our non-U.S. subsidiaries that we have determined to be indefinitely reinvested outside the U.S.  If management intentions or U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes in the period the change occurs.

EMPLOYMENT

Caterpillar's worldwide employment was 95,290 at the end of the first quarter of 2010.  Employment declined by approximately 7,800 from the first quarter of 2009 as we took steps to bring our workforce in line with demand.  Since year-end 2009, worldwide employment has increased approximately 1,500, primarily due to increases in production volume.  About 600 of the additional employees were in the United States and about 900 were outside the United States.

Employment needs are linked to business conditions and production volume.  We have raised production schedules in most facilities, and we expect to increase employment in 2010 as a result.  However, significant use of rolling plant shutdowns in 2009 will offset some of the need for additional employees.

The strength of recovery will vary significantly among product type, industry served and geography.  Currently, we are seeing faster recovery in Asia/Pacific and Latin America.  So, prospects for employment increases in 2010 are best for facilities in those regions.  In addition, we expect to add employees at several facilities in the United States where a substantial portion of the production is exported.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is probable we will pay remedial costs at a site and those costs can be reasonably estimated, the costs are charged against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.  The amount recorded for environmental remediation is not material and is included in Accrued expenses in Consolidated Statement of Financial Position.

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

On February 8, 2009, an incident at Caterpillar's Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River.  In coordination with state and federal authorities, appropriate remediation measures have been taken.  On February 23, 2009, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven counts of violations of state environmental laws and regulations.  Each count seeks injunctive relief, as well as statutory penalties of $50,000 per violation and $10,000 per day of violation.  In addition, on March 5, 2009, the EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action (notice), indicating the EPA's intent to seek civil penalties for violations of the Clean Water Act and Oil Pollution Act.  On January 25, 2010, the EPA issued a revised notice seeking civil penalties in the amount of $167,800, and Caterpillar responded to the revised notice and is engaged in follow up discussions with the EPA.  On March 8, 2010, the Illinois Attorney General submitted a demand to Caterpillar seeking a $100,000 civil penalty.  At this time, we do not believe these proceedings will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

Retirement Benefits

We recognized pension expense of $156 million for the three months ended March 31, 2010, as compared to $257 million for the three months ended March 31, 2009.  The decrease in expense was the result of $139 million of curtailment, settlement and special termination benefit costs due to voluntary and involuntary separation programs (discussed below) recognized for the three months ended March 31, 2009, partially offset by increased amortization of net actuarial losses due to significant asset losses in 2008 and lower discount rates at the end of 2009.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of March 31, 2010, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $6.22 billion. The majority of the actuarial losses are due to significant asset losses during 2008 in addition to losses resulting from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $49 million for the three months ended March 31, 2010, as compared to $128 million for the three months ended March 31, 2009.  The decrease in expense is due to curtailment losses of $62 million recognized for the three months ended March 31, 2009 as a result of employee separation programs (discussed below) and the impact of amendments to our U.S. support and management other postretirement benefit plan (discussed below) on 2010 expense.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $651 million at March 31, 2010. These losses mainly reflect several years of declining discount rates and significant asset losses during 2008, partially offset by gains from lower than expected health care costs.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2009, the average remaining service period of active employees was 11 years for our U.S. pension plans, 11 years for our non-U.S. pension plans and 7 years for other postretirement benefit plans.  We expect our amortization of net actuarial losses to increase approximately $150 million in 2010 as compared to 2009, primarily due to significant asset losses in 2008 and a decrease in the discount rate during 2009.

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

In March 2009, we amended our U.S. support and management postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older will no longer participate in a Caterpillar-sponsored group health plan.  Instead, the retirees will enroll in individual health plans that work with Medicare, such as Medicare Advantage and Medicare Supplement plans.  In addition, Caterpillar will fund a tax-advantaged Health Reimbursement Arrangement (HRA) to assist retirees with premiums and other qualified medical expenses.  The plan amendment required a plan re-measurement as of March 31, 2009, which resulted in a decrease in our Liability for postretirement benefits of $432 million and an increase in Accumulated other comprehensive income (loss) of $272 million net of tax.  The plan was further amended in December 2009 to define the HRA benefit that active employees will receive once they are retired and reach age 65.  The plan was re-measured at year-end 2009 and the December amendment resulted in a decrease in our Liability for postretirement benefits of $101 million and an increase in Accumulated other comprehensive income (loss) of $64 million net of tax.  These decreases will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees in the plan.  The amendments reduced other postretirement benefits expense by approximately $27 million for the three months ended March 31, 2010 and did not impact expense for the three months ended March 31, 2009.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010 (H.R. 4872) which amends certain provisions of the PPACA were signed into law.  The Medicare Part D retiree drug subsidies effectively become taxable beginning in 2013.

We expect our total defined benefit expense to increase approximately $150 million in 2010 as compared to 2009, excluding the impacts from the 2009 curtailment, settlement and special termination benefits discussed above.  This increase in expense is primarily due to increased amortization of net actuarial losses due to significant asset losses in 2008 and a decrease in the discount rate during 2009, partially offset by an approximate $110 million reduction in U.S. other postretirement benefits cost as a result of plan amendments.

We made $248 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2010 and we currently anticipate additional contributions of approximately $750 million during the remainder of the year, most of which are voluntary contributions.  We believe we have adequate liquidity resources to fund both U.S. and non-U.S. plans.

Employee Separation Charges

In 2009, we reported employee separation charges of $481 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs were in response to a sharp decline in sales volume due to the global recession.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the 2009 separation charges and subsequent 2010 activity by geographic region:

	Machinery and Engines				Financial Products1
(Millions of dollars)	North America	Latin America	EAME	Asia Pacific		Total
Liability balance at December 31, 2008	$4	$2	$5	$—	$—	$11

2009 Separation charges2	$323	$15	$102	$31	$10	$481
2009 Benefit payments and other adjustments	(313)	(17)	(78)	(25)	(10)	(443)
Liability balance at December 31, 2009	$14	$—	$29	$6	$—	$49

2010 Benefit payments and other adjustments	$(8)	$—	$(8)	$(6)	$—	$(22)
Liability balance at March 31, 2010	$6	$—	$21	$—	$—	$27

1	Includes $8 million for North America and $2 million for EAME.
2	Includes $357 million recognized in the first quarter of 2009.

The remaining liability balances as of March 31, 2010 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs are expected to be paid during 2010.

In addition to the 2009 separation charges noted above, we reported $225 million ($201 million in the first quarter) of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

The majority of the separation charges, made up primarily of cash severance payments, and pension and other postretirement benefit costs noted above were not assigned to operating segments.  They are included in the reconciliation of total accountable profit from reportable segments to total profit before taxes.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $12.7 billion at March 31, 2010 and $9.6 billion at December 31, 2009.  Of the total backlog, approximately $2.3 billion at March 31, 2010 and $2.5 billion at December 31, 2009 was not expected to be filled in the following twelve months.  Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

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

Profit Per Share Excluding U.S. Health Care Legislation Tax Charge

During the first quarter of 2010, we recognized a $90 million after-tax charge due to the enactment of U.S. health care legislation effectively making government subsidies received for Medicare-equivalent prescription drug coverage taxable.  We believe it is important to separately quantify the profit-per-share impact of this charge in order for our first-quarter 2010 results to be meaningful to our readers.  Reconciliation of profit per share excluding the U.S. Health Care Legislation Tax Charge to the most directly comparable GAAP measure, profit per share, is as follows:

First Quarter 2010
Profit per share	$0.36
Per share impact of U.S. Health Care Legislation Tax Charge	$0.14
Profit per share excluding U.S. Health Care Legislation Tax Charge	$0.50

Profit Per Share Excluding Redundancy Costs

During the first quarter of 2009, we incurred redundancy costs of $558 million before tax related to employment reductions in response to the global recession.  Full-year 2009 redundancy costs were $706 million before tax.  We believe it is important to separately quantify the profit-per-share impact of redundancy costs in order for our 2009 results to be meaningful to our readers.  Reconciliation of profit per share excluding redundancy costs to the most directly comparable GAAP measure, profit per share, is as follows:

	First Quarter 2009	Full Year 2009
Profit per share	$(0.19)	$1.43
Per share redundancy costs	$0.58	$0.75
Profit per share excluding redundancy costs	$0.39	$2.18

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 54 to 59 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2010 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$7,551	$7,551	$—	$—
Revenues of Financial Products	687	—	746	(59)	2
Total sales and revenues	8,238	7,551	746	(59)

Operating costs:
Cost of goods sold	5,894	5,894	—	—
Selling, general and administrative expenses	932	798	144	(10)	3
Research and development expenses	402	402	—	—
Interest expense of Financial Products	233	—	234	(1)	4
Other operating (income) expenses	269	(1)	271	(1)	3
Total operating costs	7,730	7,093	649	(12)

Operating profit (loss)	508	458	97	(47)

Interest expense excluding Financial Products	102	122	—	(20)	4
Other income (expense)	63	23	13	27	5

Consolidated profit (loss) before taxes	469	359	110	—

Provision (benefit) for income taxes	231	202	29	—
Profit (loss) of consolidated companies	238	157	81	—

Equity in profit (loss) of unconsolidated affiliated companies	(2)	(2)	—	—
Equity in profit of Financial Products' subsidiaries	—	79	—	(79)	6

Profit (loss) of consolidated and affiliated companies	236	234	81	(79)

Less: Profit (loss) attributable to noncontrolling interests	3	1	2	—

Profit (loss) 7	$233	$233	$79	$(79)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products’ revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products’ profit due to equity method of accounting.
7	Profit (loss) attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Results of Operations For The Three Months Ended March 31, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$8,510	$8,510	$—	$—
Revenues of Financial Products	715	—	796	(81)	2
Total sales and revenues	9,225	8,510	796	(81)

Operating costs:
Cost of goods sold	7,027	7,027	—	—
Selling, general and administrative expenses	882	760	125	(3)	3
Research and development expenses	388	388	—	—
Interest expense of Financial Products	279	—	282	(3)	4
Other operating (income) expenses	824	546	290	(12)	3
Total operating costs	9,400	8,721	697	(18)

Operating profit (loss)	(175)	(211)	99	(63)

Interest expense excluding Financial Products	101	114	—	(13)	4
Other income (expense)	64	34	(20)	50	5

Consolidated profit (loss) before taxes	(212)	(291)	79	—

Provision (benefit) for income taxes	(80)	(99)	19	—
Profit (loss) of consolidated companies	(132)	(192)	60	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products' subsidiaries	—	56	—	(56)	6

Profit (loss) of consolidated and affiliated companies	(131)	(135)	60	(56)

Less: Profit (loss) attributable to noncontrolling interests	(19)	(23)	4	—

Profit (loss) 7	$(112)	$(112)	$56	$(56)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products’ revenues earned from Machinery and Engines.
3	Elimination of net expenses recorded by Machinery and Engines paid to Financial Products.
4	Elimination of interest expense recorded between Financial Products and Machinery and Engines.
5	Elimination of discount recorded by Machinery and Engines on receivables sold to Financial Products and of interest earned between Machinery and Engines and Financial Products.
6	Elimination of Financial Products’ profit due to equity method of accounting.
7	Profit (loss) attributable to common stockholders.

Caterpillar Inc. Supplemental Data for Financial Position At March 31, 2010 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$3,538	$1,683	$1,855	$—
Receivables – trade and other	6,068	4,670	1,387	11	2,3
Receivables – finance	8,123	—	9,829	(1,706)	3
Deferred and refundable income taxes	1,153	1,038	115	—
Prepaid expenses and other current assets	540	327	226	(13)	4
Inventories	6,990	6,990	—	—
Total current assets	26,412	14,708	13,412	(1,708)

Property, plant and equipment – net	12,057	9,109	2,948	—
Long-term receivables – trade and other	722	296	214	212	2,3
Long-term receivables – finance	12,157	—	12,399	(242)	3
Investments in unconsolidated affiliated companies	133	125	8	—
Investments in Financial Products subsidiaries	—	3,871	—	(3,871)	5
Noncurrent deferred and refundable income taxes	2,558	2,981	70	(493)	6
Intangible assets	488	487	1	—
Goodwill	2,284	2,284	—	—
Other assets	2,025	318	1,707	—
Total assets	$58,836	$34,179	$30,759	$(6,102)

Liabilities
Current liabilities:
Short-term borrowings	$3,580	$1,584	$3,596	$(1,600)	7
Accounts payable	3,431	3,335	186	(90)	8
Accrued expenses	3,216	2,032	1,197	(13)	9
Accrued wages, salaries and employee benefits	900	891	9	—
Customer advances	1,367	1,367	—	—
Other current liabilities	881	811	91	(21)	6
Long-term debt due within one year	5,042	248	4,794	—
Total current liabilities	18,417	10,268	9,873	(1,724)
Long-term debt due after one year	21,548	5,169	16,413	(34)	7
Liability for postemployment benefits	7,281	7,281	—	—
Other liabilities	2,116	1,987	602	(473)	6
Total liabilities	49,362	24,705	26,888	(2,231)
Commitments and contingencies
Redeemable noncontrolling interest	452	452	—	—
Stockholders' equity
Common stock	3,482	3,482	882	(882)	5
Treasury stock	(10,595)	(10,595)	—	—
Profit employed in the business	19,941	19,941	2,755	(2,755)	5
Accumulated other comprehensive income (loss)	(3,886)	(3,886)	161	(161)	5
Noncontrolling interests	80	80	73	(73)	5
Total stockholders' equity	9,022	9,022	3,871	(3,871)
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$58,836	$34,179	$30,759	$(6,102)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of receivables between Machinery and Engines and Financial Products.
3	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
4	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
5	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
6	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
7	Elimination of debt between Machinery and Engines and Financial Products.
8	Elimination of payables between Machinery and Engines and Financial Products.
9	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Financial Position At December 31, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$4,867	$2,239	$2,628	$—
Receivables – trade and other	5,611	3,705	1,464	442	2,3
Receivables – finance	8,301	—	9,872	(1,571)	3
Deferred and refundable income taxes	1,216	1,094	122	—
Prepaid expenses and other current assets	434	385	75	(26)	4
Inventories	6,360	6,360	—	—
Total current assets	26,789	13,783	14,161	(1,155)
Property, plant and equipment – net	12,386	9,308	3,078	—
Long-term receivables – trade and other	971	381	182	408	2,3
Long-term receivables – finance	12,279	—	12,717	(438)	3
Investments in unconsolidated affiliated companies	105	97	8	—
Investments in Financial Products subsidiaries	—	4,514	—	(4,514)	5
Noncurrent deferred and refundable income taxes	2,714	3,083	65	(434)	6
Intangible assets	465	464	1	—
Goodwill	2,269	2,269	—	—
Other assets	2,060	297	1,763	—
Total assets	$60,038	$34,196	$31,975	$(6,133)
Liabilities
Current liabilities:
Short-term borrowings	$4,083	$1,433	$3,676	$(1,026)	7
Accounts payable	2,993	2,862	229	(98)	8
Accrued expenses	3,351	2,055	1,323	(27)	9
Accrued wages, salaries and employee benefits	797	790	7	—
Customer advances	1,217	1,217	—	—
Dividends payable	262	262	—	—
Other current liabilities	888	808	101	(21)	6
Long-term debt due within one year	5,701	302	5,399	—
Total current liabilities	19,292	9,729	10,735	(1,172)
Long-term debt due after one year	21,847	5,687	16,195	(35)	7
Liability for postemployment benefits	7,420	7,420	—	—
Other liabilities	2,179	2,060	531	(412)	6
Total liabilities	50,738	24,896	27,461	(1,619)
Commitments and contingencies
Redeemable noncontrolling interest	477	477	—	—
Stockholders' equity
Common stock	3,439	3,439	883	(883)	5
Treasury stock	(10,646)	(10,646)	—	—
Profit employed in the business	19,711	19,711	3,282	(3,282)	5
Accumulated other comprehensive income (loss)	(3,764)	(3,764)	279	(279)	5
Noncontrolling interests	83	83	70	(70)	5
Total stockholders' equity	8,823	8,823	4,514	(4,514)
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$60,038	$34,196	$31,975	$(6,133)

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of receivables between Machinery and Engines and Financial Products.
3	Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial's wholesale inventory receivables.
4	Elimination of Machinery and Engines’ insurance premiums that are prepaid to Financial Products.
5	Elimination of Financial Products’ equity which is accounted for by Machinery and Engines on the equity basis.
6	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.
7	Elimination of debt between Machinery and Engines and Financial Products.
8	Elimination of payables between Machinery and Engines and Financial Products.
9	Elimination of prepaid insurance in Financial Products' accrued expenses.

Caterpillar Inc. Supplemental Data for Cash Flow For The Three Months Ended March 31, 2010 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$236	$234	$81	$(79)	2
Adjustments for non-cash items:
Depreciation and amortization	554	371	183	—
Other	94	117	(57)	34	4
Financial Products’ dividend in excess of profit	—	521	—	(521)	3
Changes in assets and liabilities:
Receivables - trade and other	(373)	(430)	31	26	4,5
Inventories	(644)	(644)	—	—
Accounts payable	533	527	(9)	15	4
Accrued expenses	(65)	(16)	(63)	14	4
Customer advances	140	140	—	—
Other assets – net	109	70	(7)	46	4
Other liabilities – net	(33)	31	(3)	(61)	4
Net cash provided by (used for) operating activities	551	921	156	(526)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(204)	(203)	(1)	—
Expenditures for equipment leased to others	(169)	—	(173)	4	4
Proceeds from disposals of property, plant and equipment	353	17	336	—
Additions to finance receivables	(1,757)	—	(4,816)	3,059	5
Collections of finance receivables	1,956	—	5,093	(3,137)	5
Proceeds from sales of finance receivables	2	—	2	—
Net intercompany borrowings	—	(574)	(6)	580	6
Investments and acquisitions (net of cash acquired)	(103)	(103)	—	—
Proceeds from sale of available-for-sale securities	45	1	44	—
Investments in available-for-sale securities	(46)	—	(46)	—
Other – net	33	22	11	—
Net cash provided by (used for) investing activities	110	(840)	444	506
Cash flow from financing activities:
Dividends paid	(262)	(262)	(600)	600	7
Common stock issued, including treasury shares reissued	26	26	—	—
Excess tax benefit from stock-based compensation	13	13	—	—
Acquisitions of noncontrolling interests	(26)	(26)	—	—
Net intercompany borrowings	—	6	574	(580)	6
Proceeds from debt issued (original maturities greater than three months)	1,318	54	1,264	—
Payments on debt (original maturities greater than three months)	(3,336)	(607)	(2,729)	—
Short-term borrowings – net (original maturities three months or less)	331	164	167	—
Net cash provided by (used for) financing activities	(1,936)	(632)	(1,324)	20
Effect of exchange rate changes on cash	(54)	(5)	(49)	—
Increase (decrease) in cash and short-term investments	(1,329)	(556)	(773)	—
Cash and short-term investments at beginning of period	4,867	2,239	2,628	—
Cash and short-term investments at end of period	$3,538	$1,683	$1,855	$—

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products’ profit after tax due to equity method of accounting.
3	Elimination of Financial Products’ dividend to Machinery and Engines in excess of Financial Products’ profit.
4	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6	Elimination of net proceeds and payments to/from Machinery and Engines and Financial Products.
7	Elimination of dividend from Financial Products to Machinery and Engines.

Caterpillar Inc. Supplemental Data for Cash Flow For The Three Months Ended March 31, 2009 (Unaudited) (Millions of dollars)
		Supplemental Consolidating Data
	Consolidated	Machinery and Engines1	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$(131)	$(135)	$60	$(56)	2
Adjustments for non-cash items:
Depreciation and amortization	534	354	180	—
Undistributed profit of Financial Products	—	(56)	—	56	3
Other	106	193	(92)	5	4
Changes in assets and liabilities:
Receivables - trade and other	1,622	718	104	800	4,5
Inventories	764	764	—	—
Accounts payable	(1,406)	(1,381)	(38)	13	4
Accrued expenses	(321)	(322)	—	1	4
Customer advances	(179)	(179)	—	—
Other assets – net	48	(143)	170	21	4
Other liabilities – net	(142)	(133)	8	(17)	4
Net cash provided by (used for) operating activities	895	(320)	392	823
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(224)	(224)	—	—
Expenditures for equipment leased to others	(221)	—	(222)	1	4
Proceeds from disposals of property, plant and equipment	208	24	184	—
Additions to finance receivables	(1,789)	—	(5,795)	4,006	5
Collections of finance receivables	2,450	—	6,887	(4,437)	5
Proceeds from sales of finance receivables	27	—	420	(393)	5
Net intercompany borrowings	—	401	(1,465)	1,064	6
Proceeds from sale of available-for-sale securities	87	2	85	—
Investments in available-for-sale securities	(58)	(2)	(56)	—
Other – net	23	15	(12)	20	7
Net cash provided by (used for) investing activities	503	216	26	261
Cash flow from financing activities:
Dividends paid	(253)	(253)	—	—
Common stock issued, including treasury shares reissued	—	—	20	(20)	7
Net intercompany borrowings	—	1,465	(401)	(1,064)	6
Proceeds from debt issued (original maturities greater than three months)	4,818	121	4,697	—
Payments on debt (original maturities greater than three months)	(3,321)	(205)	(3,116)	—
Short-term borrowings – net (original maturities three months or less)	(1,779)	(393)	(1,386)	—
Net cash provided by (used for) financing activities	(535)	735	(186)	(1,084)
Effect of exchange rate changes on cash	(33)	(30)	(3)	—
Increase (decrease) in cash and short-term investments	830	601	229	—
Cash and short-term investments at beginning of period	2,736	1,517	1,219	—
Cash and short-term investments at end of period	$3,566	$2,118	$1,448	$—

1	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2	Elimination of Financial Products’ profit after tax due to equity method of accounting.
3	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.
4	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.
5	Reclassification of Cat Financial's cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6	Elimination of net proceeds and payments to/from Machinery and Engines and Financial Products.
7	Elimination of change in investment and common stock related to Financial Products.

2010 Outlook

Economic Outlook

Worldwide economic conditions began to improve in mid-2009, and recent surveys and economic reports indicate the pace of recovery is accelerating.  We expect that strong recovery in developing countries will lead to world economic growth of about 3.5 percent this year.

▪
Key credit spreads are near normal and in ranges consistent with past recoveries.  Loan surveys indicate banks in the major developed economies have begun, or are close to, easing tight credit standards.

▪
Credit demand remains weak in developed economies because businesses have relied on cash flows to finance initial recoveries in investment or have not yet increased investments.  Limited data suggest increased credit growth in developing economies; bank lending in Brazil and China has been increasing at double-digit percentage rates.

▪
A few countries tightened economic policies but others further lowered interest rates.  Overall, economic policies remain some of the most accommodative in history and should support stronger future growth.

Commodities

▪
By the end of the first quarter, most metals prices were within 20 percent of their record highs.  This recovery, occurring while industrial production in most countries was well below past peaks, indicates a need for the metals mining industry to increase production and capacity.  We expect copper will average about $3.25 per pound this year.

▪
Most energy prices have recovered over the past year, and a stronger world economy should extend this recovery throughout 2010.  We assume that West Texas intermediate crude oil will average almost $85 per barrel this year, and Central Appalachian coal prices will average more than $55 per ton.  Both prices should encourage increased production.

Developing Economies

▪	Developing economies should grow more than 6 percent this year, benefiting from growth-oriented economic policies, a recovery in world trade and favorable commodity prices.

▪
Inflation in Asian developing economies appears high enough to concern central bankers in those countries.  We expect many countries will tighten monetary policies this year but that interest rates will remain well below 2008 peaks.  The Asia/Pacific regional economy should grow more than 7.5 percent this year.

▪
China’s loan growth has been above 20 percent, and property price increases reached 2-year highs.  We anticipate the central bank will slow loan growth into a more normal 15- to 20-percent range as it becomes more confident the worldwide economic recovery is well established.  Gradual tightening should allow economic growth in China to average 10.5 percent this year, which would be the fastest growth since 2007.

▪
Major Latin American economies had 6-percent or higher growth rates in the fourth quarter of 2009, and early data suggest a strong start to 2010.  While central banks likely will increase interest rates from record lows, the regional economy should grow at least 4 percent this year.  Construction should increase even faster.

▪
The economies of Africa/Middle East and the CIS should each grow about 4 percent this year, benefiting from higher metals and energy prices.  In addition, much lower interest rates than a year earlier in South Africa, Turkey and Russia should boost construction.

▪	We expect developing economies will be able to sustain rapid economic growth this year.

Developed Economies

▪
Recoveries in developed economies started slowly, but recent data suggest growth should improve throughout 2010.  However, we expect developed economies in total to grow slightly less than 2.5 percent, not enough to recoup output lost in 2009.

▪
In the United States, recent data—manufacturing and nonmanufacturing surveys, retail sales and employment—suggest that U.S. economic activity is increasing.  Our forecast is for 3.5 percent economic growth in the United States this year.

▪
U.S. housing construction got off to a disappointing start this year; however, the supply of new homes, either under construction or awaiting sale, continues to shrink.  Housing affordability is near a record high, and an expected recovery in employment should revive depressed household formations.  We project housing starts should average close to 800,000 units this year.

▪
U.S. nonresidential building construction should decline this year, but highway contracting is already rebounding and should be up in 2010.  Most U.S. mining sectors are in recovery, and output should increase this year in response to favorable prices.  However, difficulties in securing permits could hamper coal production.

▪	We expect the strengthening economy will prompt the U.S. Federal Reserve Bank to start withdrawing stimulus in the last half of the year. The Fed Funds rate is expected to end the year at 1 percent.

▪
The euro-zone economy grew at a slow 0.9 percent rate in the last half of 2009, but recent surveys suggest modest strengthening.  Our forecast is that the economy will grow close to 1.5 percent this year, one of the weakest performances in the world.

▪
Even though inflation has been below target and unemployment is at a record high, we expect the European Central Bank will raise interest rates in the last half of 2010 in response to somewhat better economic growth.  Its target rate is expected to increase by 75 basis points to 1.75 percent.

▪
The Bank of Japan increased liquidity in the banking system, and banks eased credit standards.  Industrial production increased 31 percent over the past year, recouping more than half of the loss sustained in the worldwide economic recession.  We assume interest rates will remain near zero this year, and the Japanese economy will grow more than 2 percent.

▪
Our major concern is that central banks in the developed economies will be premature in withdrawing stimulus, causing another downturn.  However, with the year almost one-third finished and no significant actions yet taken, we view the risk of a downturn starting this year as low.  In addition, high unemployment may limit central banks’ decisions to tighten policies.

2010 Sales and Revenues Outlook

We are forecasting 2010 sales and revenues to be in a range of $38 to $42 billion.  The previous range was an increase of 10 to 25 percent from 2009 ($35.6 to $40.5 billion).  Improvement from the previous outlook is a result of improving expectations in Asia/Pacific and Latin America, for mining in most regions of the world and for turbines used in oil and gas and electric power applications.

Key elements of the outlook for 2010 include:

▪
At the midpoint of the revised 2010 sales and revenues range, we expect little change in dealer inventories.  In 2009, dealers reduced inventories of new Caterpillar machines and engines by nearly $4 billion.  The absence of this reduction will result in higher sales for Caterpillar in 2010.

▪	Robust economic improvement in the developing economies of Asia/Pacific and Latin America is improving construction spending and increasing end-user demand for Machinery.

▪
Growth in the world economy is driving improved demand for commodities.  Higher demand coupled with favorable commodity prices should be positive for mining-related sales in 2010.  Mining-related order activity has remained robust, and we expect to increase production and sales as the year progresses.

▪	We expect that price realization will be positive by about 1 percent in 2010.

▪	While Machinery sales are expected to increase in 2010, at the midpoint of the outlook range, Engines sales are expected to be about flat.

▪
Based on order activity, expectations for turbine sales in 2010 have improved, and we are forecasting sales to be near the record levels of 2008 and 2009.  Increasing orders by Latin American customers are the major reason for the improvement in 2010 expectations.  While turbine sales for the year are expected to be near 2009 levels, the first quarter of 2010 was well below the first quarter of 2009.  Production schedules are increasing, and turbine sales should increase throughout the year, particularly in the second half.

2010 Profit Outlook

Profit is expected to be in a range of $2.50 to $3.25 per share.  The previous outlook expected profit of $2.50 per share at the midpoint of the prior sales and revenues range.

Key positive elements of the profit outlook for 2010 include:

▪	Higher sales volume.

▪	Absence of 2009 employee redundancy costs of $706 million, or about $0.75 per share.

▪	Material costs are expected to be favorable in 2010.

▪	Improved operating efficiency—resulting from higher production volume and continuing improvement from the Caterpillar Production System with 6 Sigma.

▪	We expect that price realization will be positive by about 1 percent in 2010.

▪
Financial Products’ profit before tax is expected to be about flat compared with 2009, as the impact of improving economic conditions is expected to be about offset by the impact of lower earning assets.

The key positive elements of the 2010 profit outlook are expected to be partially offset by:

▪
Higher income taxes.  We are forecasting income taxes to be an expense of about 30 percent of profit before tax plus the $90 million charge in the first quarter related to signing of the U.S. health care legislation.

▪
Product mix is expected to be unfavorable.  Product mix had a negative impact on profit in the first quarter, and we expect the impact will increase as new machine sales improve over the remainder of 2010.

▪	R&D expense is expected to increase about 25 percent, primarily to support product development programs related to EPA Tier 4 emissions requirements.

▪
Higher costs related to incentive compensation due to improving financial performance.  The midpoint of the current profit outlook would result in about $350 million of short-term incentive compensation in 2010.

▪	We are not forecasting last in, first out (LIFO) inventory decrement benefits for 2010. LIFO decrement benefits in 2009 were $300 million.

▪	We do not expect the favorable impact of currency that was in 2009’s other income/expense to recur in 2010.

▪	Pension expense is expected to be higher in 2010.

▪	Depreciation expense is expected to increase. Machinery and Engines capital expenditures are expected to be about $1.8 billion in 2010, up from $1.3 billion in 2009.

▪
Diluted shares outstanding are expected to be higher than the 2009 full-year average.  This is a result of stock contributed to the pension plan in the second quarter of 2009 as well as increased dilution related to the increase in the share price.

Forward-looking Statements

Certain statements in this release relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are subject to known and unknown factors that may cause actual results of Caterpillar Inc. to be different from those expressed or implied in the forward-looking statements. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements.  All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts or trend descriptions. These statements do not guarantee future performance, and Caterpillar does not undertake to update its forward-looking statements.

It is important to note that actual results of the company may differ materially from those described or implied in such forward-looking statements based on a number of factors, including, but not limited to: (i) economic volatility in the global economy generally and in capital and credit markets; (ii) Caterpillar’s ability to generate cash from operations, secure external funding for operations and manage liquidity needs; (iii) adverse changes in the economic conditions of the industries or markets Caterpillar serves; (iv) government regulations or policies, including those affecting interest rates, liquidity, access to capital and government spending on infrastructure development; (v) commodity price increases and/or limited availability of raw materials and component products, including steel; (vi) compliance costs associated with environmental laws and regulations; (vii) Caterpillar’s and Cat Financial’s ability to maintain their respective credit ratings, material increases in either company’s cost of borrowing or an inability of either company to access capital markets; (viii) financial condition and credit worthiness of Cat Financial’s customers; (ix) material adverse changes in our customers’ access to liquidity and capital; (x) market acceptance of Caterpillar’s products and services; (xi) effects of changes in the competitive environment, which may include decreased market share, lack of acceptance of price increases, and/or negative changes to our geographic and product mix of sales; (xii) Caterpillar’s ability to successfully implement Caterpillar Production System or other productivity initiatives; (xiii) international trade and investment policies, such as import quotas, capital controls or tariffs; (xiv) failure of Caterpillar or Cat Financial to comply with financial covenants in their respective credit facilities; (xv) adverse changes in sourcing practices for our dealers or original equipment manufacturers; (xvi) additional tax expense or exposure; (xvii) political and economic risks associated with our global operations, including changes in laws, regulations or government policies, currency restrictions, restrictions on repatriation of earnings, burdensome tariffs or quotas, national and international conflict, including terrorist acts and political and economic instability or civil unrest in the countries in which Caterpillar operates; (xviii) currency fluctuations, particularly increases and decreases in the U.S. dollar against other currencies; (xix) increased payment obligations under our pension plans; (xx) inability to successfully integrate and realize expected benefits from acquisitions; (xxi) significant legal proceedings, claims, lawsuits or investigations; (xxii) imposition of significant costs or restrictions due to the enactment and implementation of health care reform legislation and proposed financial regulation legislation; (xxiii) changes in accounting standards or adoption of new accounting standards;  (xxiv) adverse effects of natural disasters; and (xxv) other factors described in more detail in “Item 1A – Risk Factors” in Part II of this Form 10-Q and in Part I of our Form 10-K filed with the SEC on February 19, 2010 for the year ended December 31, 2009.  This filing is available on our website at www.cat.com/sec_filings.

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

Changes in internal control over financial reporting
During the first quarter 2010, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 1A.  Risk Factors
In addition to the risk factors included in Item 1A of our Form 10-K filed with the SEC on February 19, 2010, for the fiscal year ended December 31, 2009, you should carefully consider the following risk in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Statements.”

Financial Regulation Legislation
Financial regulation legislation, including proposed derivatives legislation, is currently under consideration by the U.S. Congress.  The impact of the proposed legislation remains uncertain.  Should any final legislation impose significant costs or restrictions on the company, including, without limitation, costs or restrictions on the Company's or Cat Financial’s use of derivatives, we could experience a material adverse effect on our results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
No shares were repurchased during the first quarter 2010.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased1	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1-31, 2010	4,776	$58.36	NA	NA
February 1-28, 2010	—	$—	NA	NA
March 1-31, 2010	368,208	$58.31	NA	NA
Total	372,984	$58.31

1		Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of March 31, 2010, those plans had approximately 10,700 active participants in the aggregate.  During the first quarter of 2010, approximately 193,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

10.1	Terms Applicable to Awards of Restricted Stock Units.
11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2010).
31.1	Certification of James W. Owens, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David B. Burritt, Vice President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

CATERPILLAR INC.
May 3, 2010	/s/ James W. Owens	Chairman of the Board and Chief Executive Officer
(James W. Owens)

May 3, 2010	/s/ David B. Burritt	Vice President and Chief Financial Officer
(David B. Burritt)

May 3, 2010	/s/ Bradley M. Halverson	Controller
(Bradley M. Halverson)

May 3, 2010	/s/ James B. Buda	Vice President, General Counsel and Secretary
(James B. Buda)

May 3, 2010	/s/ Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)