Form 10-Q
period 2010-06-30
CATERPILLAR INC
filed 2010-07-30
CIK 18230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(309) 675-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

At June 30, 2010, 630,472,409 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.

Consolidated Statement of Results of Operations

(Unaudited)

(Dollars in millions except per share data)

	Three Months Ended June 30,
	2010	2009
Sales and revenues:
Sales of Machinery and Engines	$9,723	$7,254
Revenues of Financial Products	686	721
Total sales and revenues	10,409	7,975

Operating costs:
Cost of goods sold	7,372	5,752
Selling, general and administrative expenses	1,059	914
Research and development expenses	450	351
Interest expense of Financial Products	234	272
Other operating (income) expenses	317	339
Total operating costs	9,432	7,628

Operating profit (loss)	977	347

Interest expense excluding Financial Products	81	109
Other income (expense)	50	163

Consolidated profit (loss) before taxes	946	401

Provision (benefit) for income taxes	209	40
Profit (loss) of consolidated companies	737	361

Equity in profit (loss) of unconsolidated affiliated companies	(4)	(1)

Profit (loss) of consolidated and affiliated companies	733	360

Less: Profit (loss) attributable to noncontrolling interests	26	(11)

Profit (loss) [1]	$707	$371

Profit (loss) per common share	$1.12	$0.61

Profit (loss) per common share — diluted [2]	$1.09	$0.60

Weighted-average common shares outstanding (millions)
- Basic	629.8	611.8
- Diluted [2]	647.0	619.8

Cash dividends declared per common share	$0.86	$0.84

1      Profit (loss) attributable to common stockholders.

2      Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Results of Operations

(Unaudited)

(Dollars in millions except per share data)

	Six Months Ended June 30,
	2010	2009
Sales and revenues:
Sales of Machinery and Engines	$17,274	$15,764
Revenues of Financial Products	1,373	1,436
Total sales and revenues	18,647	17,200

Operating costs:
Cost of goods sold	13,266	12,779
Selling, general and administrative expenses	1,991	1,796
Research and development expenses	852	739
Interest expense of Financial Products	467	551
Other operating (income) expenses	586	1,163
Total operating costs	17,162	17,028

Operating profit (loss)	1,485	172

Interest expense excluding Financial Products	183	210
Other income (expense)	113	227

Consolidated profit (loss) before taxes	1,415	189

Provision (benefit) for income taxes	440	(40)
Profit (loss) of consolidated companies	975	229

Equity in profit (loss) of unconsolidated affiliated companies	(6)	—

Profit (loss) of consolidated and affiliated companies	969	229

Less: Profit (loss) attributable to noncontrolling interests	29	(30)

Profit (loss) [1]	$940	$259

Profit (loss) per common share	$1.50	$0.43

Profit (loss) per common share — diluted [2]	$1.46	$0.42

Weighted-average common shares outstanding (millions)
- Basic	628.1	607.6
- Diluted [2]	645.2	614.0

Cash dividends declared per common share	$0.86	$0.84

1      Profit (loss) attributable to common stockholders.

2      Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Financial Position

(Unaudited)

(Dollars in millions)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and short-term investments	$3,597	$4,867
Receivables – trade and other	6,348	5,611
Receivables – finance	8,086	8,301
Deferred and refundable income taxes	1,041	1,216
Prepaid expenses and other current assets	965	862
Inventories	7,339	6,360
Total current assets	27,376	27,217
Property, plant and equipment – net	11,763	12,386
Long-term receivables – trade and other	1,150	971
Long-term receivables – finance	11,585	12,279
Investments in unconsolidated affiliated companies	154	105
Noncurrent deferred and refundable income taxes	2,464	2,714
Intangible assets	485	465
Goodwill	2,292	2,269
Other assets	1,524	1,632
Total assets	$58,793	$60,038

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$217	$433
Financial Products	3,430	3,650
Accounts payable	3,975	2,993
Accrued expenses	3,083	3,351
Accrued wages, salaries and employee benefits	1,182	797
Customer advances	1,404	1,217
Dividends payable	277	262
Other current liabilities	936	888
Long-term debt due within one year:
Machinery and Engines	434	302
Financial Products	4,846	5,399
Total current liabilities	19,784	19,292
Long-term debt due after one year:
Machinery and Engines	4,828	5,652
Financial Products	15,398	16,195
Liability for postemployment benefits	6,977	7,420
Other liabilities	2,102	2,179
Total liabilities	49,089	50,738
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	432	477
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 900,000,000 Issued shares: (6/30/10 and 12/31/09 – 814,894,624) at paid-in amount	3,636	3,439
Treasury stock (6/30/10 – 184,422,215 shares; 12/31/09 – 190,171,905 shares) at cost	(10,539)	(10,646)
Profit employed in the business	20,133	19,711
Accumulated other comprehensive income (loss)	(4,045)	(3,764)
Noncontrolling interests	87	83
Total stockholders’ equity	9,272	8,823
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$58,793	$60,038

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Six Months Ended June 30, 2009
Balance at December 31, 2008	$3,057	$(11,217)	$19,826	$(5,579)	$103	$6,190
Profit (loss) of consolidated and affiliated companies	—	—	259	—	(30)	229	$229
Foreign currency translation, net of tax of $16	—	—	—	166	1	167	167
Pension and other postretirement benefits
Current year actuarial gain (loss), net of tax of $80[1]	—	—	—	55	—	55	55
Amortization of actuarial (gain) loss, net of tax of $54	—	—	—	95	2	97	97
Current year prior service cost, net of tax of $197[1]	—	—	—	236	—	236	236
Amortization of prior service cost, net of tax of $1	—	—	—	2	—	2	2
Amortization of transition (asset) obligation, net of tax of $0	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $57	—	—	—	92	—	92	92
(Gains) losses reclassified to earnings, net of tax of $12	—	—	—	(15)	—	(15)	(15)
Retained interests
Gains (losses) deferred, net of tax of $12[2]	—	—	—	(22)	—	(22)	(22)
(Gains) losses reclassified to earnings, net of tax of $10	—	—	—	18	—	18	18
Available-for-sale securities
Gains (losses) deferred, net of tax of $14	—	—	—	26	—	26	26
(Gains) losses reclassified to earnings, net of tax of $10	—	—	—	19	—	19	19
Change in ownership for noncontrolling interest	—	—	—	—	(6)	(6)	—
Dividends declared	—	—	(513)	—	—	(513)	—
Common shares issued from treasury stock for stock-based compensation: 1,286,806	(6)	37	—	—	—	31	—
Common shares issued from treasury stock for benefit plans: 18,480,095[3]	224	435	—	—	—	659	—
Stock-based compensation expense	74	—	—	—	—	74	—
Excess tax benefits from stock-based compensation	(2)	—	—	—	—	(2)	—
Cat Japan share redemption[4]	—	—	7	—	30	37	—
Balance at June 30, 2009	$3,347	$(10,745)	$19,579	$(4,906)	$100	$7,375	$905

Six Months Ended June 30, 2010
Balance at December 31, 2009	$3,439	$(10,646)	$19,711	$(3,764)	$83	$8,823
Adjustment to adopt consolidation of variable interest entities[5]	—	—	(6)	3	—	(3)
Balance at January 1, 2010	$3,439	$(10,646)	$19,705	$(3,761)	$83	$8,820
Profit (loss) of consolidated and affiliated companies	—	—	940	—	29	969	$969
Foreign currency translation, net of tax of $153	—	—	—	(428)	(7)	(435)	(435)
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $91	—	—	—	152	6	158	158
Amortization of prior service cost, net of tax of $6	—	—	—	(7)	—	(7)	(7)
Amortization of transition (asset) obligation, net of tax of $0	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $29	—	—	—	(50)	—	(50)	(50)
(Gains) losses reclassified to earnings, net of tax of $19	—	—	—	33	—	33	33
Available-for-sale securities
Gains (losses) deferred, net of tax of $11	—	—	—	15	—	15	15
Change in ownership from noncontrolling interests	(17)	—	—	—	(12)	(29)	—
Dividends declared	—	—	(542)	—	—	(542)	—
Common shares issued from treasury stock for stock-based compensation: 4,716,874	(2)	86	—	—	—	84	—
Common shares issued from treasury stock for benefit plans: 1,032,816[3]	41	21	—	—	—	62	—
Stock-based compensation expense	138	—	—	—	—	138	—
Excess tax benefits from stock-based compensation	37	—	—	—	—	37	—
Cat Japan share redemption[4]	—	—	30	—	(12)	18	—
Balance at June 30, 2010	$3,636	$(10,539)	$20,133	$(4,045)	$87	$9,272	$684

1    Changes in amounts due to plan re-measurements. See Note 9 for additional information.

2    Includes noncredit component of other-than-temporary impairment losses on securitized retained interest of ($10) million, net of tax of $5 million, for the six months ended June 30, 2009. See Note 15 for additional information.

3    See Note 9 regarding shares issued for benefit plans.

4    See Note 16 regarding the Cat Japan share redemption.

5    See Note 15 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Cash Flow

(Unaudited)

(Millions of dollars)

	Six Months Ended June 30,
	2010	2009
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$969	$229
Adjustments for non-cash items:
Depreciation and amortization	1,116	1,072
Other	176	59
Changes in assets and liabilities:
Receivables – trade and other	(1,096)	3,133
Inventories	(1,020)	1,631
Accounts payable	1,151	(2,181)
Accrued expenses	(91)	(536)
Customer advances	171	(338)
Other assets – net	288	168
Other liabilities – net	79	(434)
Net cash provided by (used for) operating activities	1,743	2,803

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(484)	(443)
Expenditures for equipment leased to others	(372)	(441)
Proceeds from disposals of property, plant and equipment	755	454
Additions to finance receivables	(4,017)	(3,800)
Collections of finance receivables	4,161	5,119
Proceeds from sale of finance receivables	5	93
Investments and acquisitions (net of cash acquired)	(170)	—
Proceeds from sale of available-for-sale securities	90	170
Investments in available-for-sale securities	(81)	(251)
Other – net	6	(53)
Net cash provided by (used for) investing activities	(107)	848

Cash flow from financing activities:
Dividends paid	(527)	(505)
Common stock issued, including treasury shares reissued	84	31
Excess tax benefit from stock-based compensation	39	2
Acquisitions of noncontrolling interests	(26)	(6)
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Engines	126	872
– Financial Products	4,125	8,157
Payments on debt (original maturities greater than three months):
– Machinery and Engines	(889)	(915)
– Financial Products	(5,582)	(6,655)
Short-term borrowings – net (original maturities three months or less)	(136)	(3,365)
Net cash provided by (used for) financing activities	(2,786)	(2,384)
Effect of exchange rate changes on cash	(120)	(12)
Increase (decrease) in cash and short-term investments	(1,270)	1,255

Cash and short-term investments at beginning of period	4,867	2,736
Cash and short-term investments at end of period	$3,597	$3,991

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

Non-cash activities:

During 2010 and 2009, we contributed 1.0 and 18.4 million shares of company stock with a fair value of $62 and $659 million to our U.S. benefit plans, respectively.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2010 and 2009, (b) the consolidated financial position at June 30, 2010 and December 31, 2009, (c) the consolidated changes in stockholders’ equity for the six month periods ended June 30, 2010 and 2009, and (d) the consolidated statement of cash flow for the six month periods ended June 30, 2010 and 2009.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company’s annual report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

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

C.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) and its components are presented in Consolidated Statement of Changes in Stockholders’ Equity.   Accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Millions of dollars)	June 30, 2010	June 30, 2009
Foreign currency translation	$175	$427
Pension and other postretirement benefits	(4,293)	(5,460)
Derivative financial instruments	43	172
Retained interests	—	(11)
Available-for-sale securities	30	(34)
Total accumulated other comprehensive income (loss)	$(4,045)	$(4,906)

2.             New Accounting Guidance

Fair value measurements - In September 2006, the Financial Accounting Standards Board (FASB) issued accounting guidance on fair value measurements, which provides a common definition of fair value and a framework for measuring assets and liabilities at fair values when a particular standard prescribes it. In addition, this guidance expands disclosures about fair value measurements. In February 2008, the FASB issued additional guidance that (1) deferred the effective date of the original guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (2) removed certain leasing transactions from the scope of the original guidance.  We applied this guidance to financial assets and liabilities effective January 1, 2008 and nonfinancial assets and liabilities effective January 1, 2009. The adoption of this guidance did not have a material impact on our financial statements.  See Note 17 for additional information.

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

Employers’ disclosures about postretirement benefit plan assets - In December 2008, the FASB issued accounting guidance on employers’ disclosures about postretirement benefit plan assets. This guidance expands the disclosure set forth in previous guidance by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, this guidance requires an employer to disclose information about the valuation of plan assets similar to that required under the accounting guidance on fair value measurements.  We adopted this guidance for our financial statements for the annual period ended December 31, 2009.  The adoption of this guidance did not have a material impact on our financial statements.

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

Subsequent events - In May 2009, the FASB issued accounting guidance on subsequent events that establishes standards of accounting for and disclosure of subsequent events.  In addition, it requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  This new guidance was adopted for our financial statements for the quarterly period ended June 30, 2009.  The adoption of this guidance did not have a material impact on our financial statements.

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

Accounting for transfers of financial assets - In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets.  This guidance amends previous guidance and includes: the elimination of the qualifying special-purpose entity (QSPE) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor.  Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets.  Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 15 for additional information.

Consolidation of variable interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (VIEs). This new guidance revises previous guidance by eliminating the exemption for QSPEs, by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance resulted in the consolidation of QSPEs related to Cat Financial’s asset-backed securitization program that were previously not recorded on our consolidated financial statements.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 15 for additional information.

3.             Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock options.  We recognized pretax stock-based compensation cost in the amount of $97 million and $138 million for the three and six months ended June 30, 2010, respectively; and $41 million and $74 million for the three and six months ended June 30, 2009, respectively.  Included in the second quarter of 2010 pretax stock-based compensation cost was $17 million relating to the modification of awards resulting from separations due to the streamlining of our corporate structure as announced in the second quarter.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six month periods ended June 30, 2010 and 2009, respectively:

	2010		2009
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	7,125,210	$22.31	6,260,647	$7.10
RSUs	1,711,771	53.35	2,185,674	20.22
Stock options	431,271	22.31	562,580	7.10

The stock price on the date of grant was $57.85 and $22.17 for 2010 and 2009, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six month periods ended June 30, 2010 and 2009, respectively:

	Grant Year
	2010	2009
Weighted-average dividend yield	2.32%	3.07%
Weighted-average volatility	36.4%	36.0%
Range of volatilities	35.2-51.8%	35.8-61.0%
Range of risk-free interest rates	0.32-3.61%	0.17-2.99%
Weighted-average expected lives	7 years	8 years

As of June 30, 2010, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $224 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.3 years.

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

We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flow of hedged items.  When a derivative is determined not to be highly effective as a hedge or the underlying hedged transaction is no longer probable, we discontinue hedge accounting prospectively, in accordance with the derecognition criteria for hedge accounting.

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

As of June 30, 2010, $27 million of deferred net gains, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of June 30, 2010, $20 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

Our Machinery and Engines operations purchase aluminum, copper, lead, nickel and rolled coil steel embedded in the components we purchase from suppliers.  Our suppliers pass on to us price changes in the commodity portion of the component cost. In addition, we are also subject to price changes on natural gas and diesel fuel purchased for operational use.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Statement of Financial Position Location	June 30, 2010	December 31, 2009
Designated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$50	$27
Machinery and Engines	Long-term receivables – trade and other	38	125
Machinery and Engines	Accrued expenses	(13)	(22)
Machinery and Engines	Other liabilities	—	(3)
Interest rate contracts
Machinery and Engines	Receivables – trade and other	1	1
Machinery and Engines	Accrued expenses	(1)	(1)
Financial Products	Receivables – trade and other	24	18
Financial Products	Long-term receivables – trade and other	218	127
Financial Products	Accrued expenses	(35)	(100)
		$282	$172

Undesignated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$7	$—
Machinery and Engines	Long-term receivables – trade and other	58	66
Machinery and Engines	Accrued expenses	—	—
Machinery and Engines	Other liabilities	(1)	(3)
Financial Products	Receivables – trade and other	9	20
Financial Products	Accrued expenses	(5)	(18)
Interest rate contracts
Machinery and Engines	Accrued expenses	—	(7)
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	—	1
Financial Products	Accrued expenses	(2)	(6)
Commodity contracts
Machinery and Engines	Receivables – trade and other	3	10
		$69	$64

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Engines	Other income (expense)	$(1)	$1	$—	$—
Financial Products	Other income (expense)	88	(83)	141	(134)
		$87	$(82)	$141	$(134)

		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(160)	$155	$(220)	$234
		$(160)	$155	$(220)	$234

Cash Flow Hedges
(Millions of dollars)
	Three Months Ended June 30, 2010
			Recognized in Earnings
	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	AOCI	$26	Other income (expense)	$(11)	$(1)
Interest rate contracts
Machinery and Engines	AOCI	—	Other income (expense)	(1)	—
Financial Products	AOCI	—	Interest expense of Financial Products	(15)	—[1]
		$26		$(27)	$(1)

	Three Months Ended June 30, 2009
			Recognized in Earnings
	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	AOCI	$138	Other income (expense)	$63	$3
Interest rate contracts
Machinery and Engines	AOCI	—	Other income (expense)	(1)	—
Financial Products	AOCI	(5)	Interest expense of Financial Products	(22)	4[1]
		$133		$40	$7

	Six Months Ended June 30, 2010
			Recognized in Earnings
	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	AOCI	$(73)	Other income (expense)	$(19)	$—
Interest rate contracts
Machinery and Engines	AOCI	—	Other income (expense)	(1)	—
Financial Products	AOCI	(6)	Interest expense of Financial Products	(32)	1[1]
		$(79)		$(52)	$1

	Six Months Ended June 30, 2009
			Recognized in Earnings
	Classification	Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	AOCI	$196	Other income (expense)	$71	$(3)
Interest rate contracts
Machinery and Engines	AOCI	(29)	Other income (expense)	(2)	—
Financial Products	AOCI	(18)	Interest expense of Financial Products	(42)	5[1]
		$149		$27	$2

1  The classification of the ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Foreign exchange contracts
Machinery and Engines	Other income (expense)	$(4)	$7
Financial Products	Other income (expense)	(12)	11
Interest rate contracts
Machinery and Engines	Other income (expense)	—	(2)
Financial Products	Other income (expense)	—	1
Commodity contracts
Machinery and Engines	Other income (expense)	(7)	(3)
		$(23)	$14

	Classification of Gains (Losses)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign exchange contracts
Machinery and Engines	Other income (expense)	$4	$25
Financial Products	Other income (expense)	(81)	(66)
Interest rate contracts
Machinery and Engines	Other income (expense)	—	(2)
Financial Products	Other income (expense)	4	1
Commodity contracts
Machinery and Engines	Other income (expense)	1	1
		$(72)	$(41)

Stock Repurchase Risk

Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  There were no stock repurchase derivatives outstanding for the three and six months ended June 30, 2010 or 2009.

5.             Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2010	December 31, 2009
Raw materials	$2,232	$1,979
Work-in-process	976	656
Finished goods	3,899	3,465
Supplies	232	260
Total inventories	$7,339	$6,360

Inventory quantities were reduced during the six months ended June 30, 2009.  This reduction resulted in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current costs.  The effect of this reduction of inventory that was not expected to be replaced by the end of 2009 decreased Cost of goods sold in the Consolidated Results of Operations by approximately $110 million and increased Profit by approximately $85 million or $0.14 per share for the three and six months ended June 30, 2009.  There were no LIFO inventory liquidations during the three and six months ended June 30, 2010.

6.             Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales	$202	$144	$364	$267
Cost of sales	154	110	274	201
Gross profit	$48	$34	$90	$66

Profit (loss)	$—	$(10)	$(2)	$(8)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	June 30, 2010	December 31, 2009
Assets:
Current assets	$379	$223
Property, plant and equipment — net	197	219
Other assets	18	5
	594	447
Liabilities:
Current liabilities	219	250
Long-term debt due after one year	86	41
Other liabilities	27	17
	332	308
Equity	$262	$139

Caterpillar’s investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$119	$70
Plus: Investments in cost method companies	35	35
Total investments in unconsolidated affiliated companies	$154	$105

7.             Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2010
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17	$423	$(88)	$335
Intellectual property	9	234	(151)	83
Other	11	128	(61)	67
Total intangible assets	14	$785	$(300)	$485

		December 31, 2009
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18	$396	$(75)	$321
Intellectual property	10	211	(143)	68
Other	11	130	(54)	76
Total intangible assets	15	$737	$(272)	$465

During the second quarter of 2010, we acquired finite-lived intangible assets of $10 million due to the purchase of FCM Rail Ltd. (FCM) and also acquired finite-lived intangible assets of $6 million from other acquisitions. During the first quarter of 2010, we acquired finite-lived intangible assets of $28 million due to the purchase of GE Transportation’s Inspection Products business and also acquired finite-lived intangible assets of $12 million due to the purchase of JCS Company, Ltd. (JCS). See Note 19 for details on these business combinations.

Amortization expense for the three and six months ended June 30, 2010 was $17 million and $32 million, respectively.  Amortization expense for the three and six months ended June 30, 2009 was $13 million and $31 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2010	2011	2012	2013	2014	Thereafter
$66	$60	$55	$47	$45	$244

B.  Goodwill

During the second quarter of 2010, we acquired net assets with related goodwill of $16 million as part of the purchase of FCM. During the first quarter of 2010, we acquired net assets with related goodwill of $14 million as part of the purchase of GE Transportation’s Inspection Products business and also acquired net assets with related goodwill of $8 million as part of the purchase of JCS.  See Note 19 for details on the acquisition of these assets.

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

No goodwill was impaired or disposed of during the three and six months ended June 30, 2010 or 2009.

The changes in the carrying amount of the goodwill by reportable segment for the six months ended June 30, 2010 were as follows:

(Millions of dollars)
	Balance at December 31, 2009	Business combinations	Other adjustments[1]	Balance at June 30, 2010
Building Construction Products	$4	$—	$—	$4
Cat Japan	256	—	(12)	244
Core Components	—	8	—	8
Earthmoving	43	—	—	43
Electric Power	203	—	—	203
Excavation	39	—	—	39
Large Power Systems	569	—	—	569
Marine & Petroleum Power	60	—	—	60
Mining	30	—	—	30
All Other [2]	1,065	30	(3)	1,092
Consolidated Total	$2,269	$38	$(15)	$2,292

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

Effective April 1, 2009, we adopted the accounting and disclosure requirements regarding recognition and presentation of other-than-temporary impairments.  See Note 2 for additional information.

	June 30, 2010			December 31, 2009
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$14	$—	$14	$14	$—	$14
Other U.S. and non-U.S. government bonds	68	1	69	65	—	65

Corporate bonds
Corporate bonds	463	29	492	455	20	475
Asset-backed securities	150	(3)	147	141	(7)	134

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	262	18	280	295	13	308
Residential mortgage-backed securities	53	(6)	47	61	(10)	51
Commercial mortgage-backed securities	168	(2)	166	175	(13)	162

Equity securities
Large capitalization value	86	6	92	76	13	89
Smaller company growth	21	4	25	19	5	24
Total	$1,285	$47	$1,332	$1,301	$21	$1,322

During the three months ended June 30, 2009, there were no charges for other-than-temporary declines in the market value of securities. During the six months ended June 30, 2009, we recognized pretax charges for other-than-temporary declines in the market values of equity securities in the Cat Insurance investment portfolios of $11 million.  During the three and six months ended June 30, 2010, charges for other-than-temporary declines in the market value of securities were $1 million.  These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2010
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds	$—	$—	$—	$—	$—	$—
Other U.S. and non-U.S. government bonds	5	—	2	—	7	—

Corporate bonds
Corporate bonds	23	1	3	—	26	1
Asset-backed securities	4	—	44	6	48	6

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	3	—	—	—	3	—
Residential mortgage-backed securities	1	—	37	7	38	7
Commercial mortgage-backed securities	—	—	41	7	41	7

Equity securities
Large capitalization value	29	3	13	4	42	7
Smaller company growth	5	1	1	—	6	1
Total	$70	$5	$141	$24	$211	$29

1      Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	December 31, 2009
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds	$4	$—	$—	$—	$4	$—
Other U.S. and non-U.S. government bonds	14	—	2	—	16	—

Corporate bonds
Corporate bonds	25	—	10	1	35	1
Asset-backed securities	4	1	44	10	48	11

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	—	3	—	3	—
Residential mortgage-backed securities	—	—	49	10	49	10
Commercial mortgage-backed securities	24	—	73	14	97	14

Equity securities
Large capitalization value	2	—	23	3	25	3
Smaller company growth	1	—	2	—	3	—
Total	$74	$1	$206	$38	$280	$39

1      Indicates length of time that individual securities have been in a continuous unrealized loss position.

Government Debt.  The unrealized losses on our investments in other U.S. and non-U.S. government bonds are the result of changes in interest rates since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2010.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to an increase in credit-related yield spreads, risk aversion and continued volatility in the financial markets since initial purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2010.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate primarily to elevated housing delinquencies and default rates, credit-related yield spreads and continued risk aversion.  Continued weakness and lack of liquidity in the commercial sector continue to impact valuations.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2010.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  Despite indications of an improving U.S. economy, equity valuations continued to fluctuate as weak labor conditions continue to dampen the market’s recovery.  In each case where unrealized losses exist, the respective company’s management is taking corrective action to increase shareholder value.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2010.

The fair value of the available-for-sale debt securities at June 30, 2010, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$63
Due after one year through five years	$420
Due after five years through ten years	$224
Due after ten years	$508

Proceeds from sale of available-for-sale securities during the three and six months ended June 30, 2010 were $45 million and $90 million, respectively.  Proceeds from sale of available-for-sale securities during the three and six months ended June 30, 2009 were $83 million and $170 million, respectively.  Gross gains of $1 million were included in current earnings for the three and six months ended June 30, 2010.  There were no gross losses for the three or six months ended June 30, 2010.  There were no gross gains or losses for the three months ended June 30, 2009. Gross gains of $1 million and gross losses of $7 million were included in current earnings for the six months ended June 30, 2009.

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

The $225 million of curtailment, settlement and special termination benefit expense for 2009 associated with certain pension and other postretirement benefit plans was reported in Other operating (income) expense in the Consolidated Statement of Results of Operations.  This includes $201 million reported for the six months ended June 30, 2009. There was no curtailment, settlement and special termination benefit expense for the three months ended June 30, 2009.

In March 2009, we amended our U.S. support and management other postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older will enroll in individual health plans that work with Medicare and will no longer participate in a Caterpillar-sponsored group health plan.  In addition, Caterpillar will fund a tax-advantaged Health Reimbursement Arrangement (HRA) to assist the retirees with medical expenses.  The plan amendment required a plan re-measurement as of

March 31, 2009, which resulted in a decrease in our Liability for postretirement benefits of $432 million and an increase in Accumulated other comprehensive income (loss) of $272 million net of tax.  The plan was further amended in December 2009 to define the HRA benefit that active employees will receive once they are retired and reach age 65.  The plan was re-measured at year-end 2009 and the December amendment resulted in a decrease in our Liability for postretirement benefits of $101 million and an increase in Accumulated other comprehensive income (loss) of $64 million net of tax.  These decreases will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees in the plan.  The amendments reduced other postretirement benefits expense by approximately $28 million and $55 million for the three and six months ended June 30, 2010 and reduced expense by approximately $20 million for the three and six months ended June 30, 2009.

The re-measurements did not have a material impact on our benefit obligations, plan assets or funded status for the three and six months ended June 30, 2009.  There were no re-measurements during the three and six months ended June 30, 2010.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010 (H.R. 4872) which amends certain provisions of the PPACA were signed into law.  As discussed in Note 13, the Medicare Part D retiree drug subsidies effectively become taxable beginning in 2013.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
For the three months ended:
Components of net periodic benefit cost:
Service cost	$48	$43	$23	$20	$17	$18
Interest cost	167	172	40	34	61	69
Expected return on plan assets	(190)	(193)	(49)	(43)	(23)	(27)
Amortization of:
Transition obligation (asset)	—	—	—	—	—	1
Prior service cost (credit) [1]	7	7	—	—	(13)	(14)
Net actuarial loss (gain)	87	63	17	9	8	5
Net periodic benefit cost	119	92	31	20	50	52
Curtailments, settlements and special termination benefits [2]	—	—	4	—	—	—
Total cost included in operating profit	$119	$92	$35	$20	$50	$52
For the six months ended:
Components of net periodic benefit cost:
Service cost	$97	$92	$46	$44	$33	$36
Interest cost	333	342	82	70	122	143
Expected return on plan assets	(381)	(391)	(98)	(86)	(46)	(59)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	14	14	—	—	(27)	(13)
Net actuarial loss (gain)	175	123	34	22	16	10
Net periodic benefit cost	238	180	64	50	99	118
Curtailments, settlements and special termination benefits [2]	—	130	8	9	—	62
Total cost included in operating profit	$238	$310	$72	$59	$99	$180

Weighted-average assumptions used to determine net cost:
Discount rate	5.7%	6.3%	4.8%	4.6%	5.6%	6.2%
Expected return on plan assets	8.5%	8.5%	7.0%	6.6%	8.5%	8.5%
Rate of compensation increase	4.5%	4.5%	4.2%	3.7%	4.4%	4.4%

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

We made $300 million and $548 million of contributions to our U.S. and non-U.S. pension plans during the three and six months ended June 30, 2010, respectively. We currently anticipate additional contributions of approximately $450 million during the remainder of the year, most of which are voluntary contributions. We made $895 million and $953 million of contributions to our U.S. and non-U.S. pension plans during the three and six months ended June 30, 2009, respectively. Our second-quarter 2009 contribution included a voluntary contribution to our U.S. plans of 18.2 million shares ($650 million) in Caterpillar stock, held as treasury stock.

B.  Defined contribution benefit costs

Beginning in June 2009, we began funding our employer matching contribution for certain U.S. defined contribution plans in Caterpillar stock, held as treasury stock.  For the three and six months ended June 30, 2010, we have made $33 million (0.5 million shares) and $62 million (1 million shares) of matching contributions in Caterpillar stock, respectively. For the three months ended June 30, 2009, we made $9 million (0.2 million shares) of matching contributions in Caterpillar stock.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2010	2009	2010	2009
U.S. Plans	$35	$55	$83	$94
Non-U.S. Plans	9	6	16	15
	$44	$61	$99	$109

10.                               Guarantees and Product Warranty

We have provided an indemnity to a third-party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers.  The bonds are issued to insure governmental agencies against nonperformance by certain dealers.  We also provided guarantees to a third party related to the performance of contractual obligations by certain Caterpillar dealers. The guarantees cover potential financial losses incurred by the third party resulting from the dealers’ nonperformance.

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

No loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2010 and December 31, 2009, the related liability was $17 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30,	December 31,
	2010	2009
Guarantees with Caterpillar dealers	$321	$313
Guarantees with customers	178	193
Limited indemnity	18	20
Guarantees – other	47	64
Total guarantees	$564	$590

We provide guarantees to repurchase certain loans of Caterpillar dealers from a financial trust (Trust) that qualifies as a variable interest entity.  The purpose of the Trust is to provide short-term working capital loans to Caterpillar dealers.  This Trust issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the Trust that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the Trust.  We are the primary beneficiary of the Trust as our guarantees result in Cat

Financial having both the power to direct the activities that most significantly impact the Trust’s economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the Trust.  As of June 30, 2010 and December 31, 2009, the Trust’s assets of $330 million and $231 million, respectively, are primarily comprised of loans to dealers and the Trust’s liabilities of $330 million and $231 million, respectively are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the Trust, except to the extent we may be obligated to perform under the guarantee, and assets of the Trust are not available to pay our creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.  The 2009 provision included approximately $181 million for changes in estimates for pre-existing warranties due to higher than expected actual warranty claim experience.

(Millions of dollars)	2010
Warranty liability, January 1	$1,049
Reduction in liability (payments)	(426)
Increase in liability (new warranties)	278
Warranty liability, June 30	$901

(Millions of dollars)	2009
Warranty liability, January 1	$1,201
Reduction in liability (payments)	(1,032)
Increase in liability (new warranties)	880
Warranty liability, December 31	$1,049

11.                               Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
I.	Profit (loss) for the period (A)[1]:	$707	$371	$940	$259

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	629.8	611.8	628.1	607.6
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	17.2	8.0	17.1	6.4
	Average common shares outstanding for fully diluted computation (C)	647.0	619.8	645.2	614.0

III.	Profit (loss) per share of common stock:
	Assuming no dilution (A/B)	$1.12	$0.61	$1.50	$0.43
	Assuming full dilution (A/C)	$1.09	$0.60	$1.46	$0.42

1 Profit (loss) attributable to common stockholders.

SARs and stock options to purchase 12,465,174 and 25,871,262 common shares were outstanding for the three and six months ended June 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the three and six months ended June 30, 2009, there were outstanding SARs and stock options to purchase 29,040,001 and 41,376,879 common shares, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

We have disclosed certain individual legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaged in negotiations with EPA and the U.S. Department of Justice to resolve these issues.  On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies.  Caterpillar continues to cooperate with EPA and the Department of Justice and, while penalties will likely exceed $100,000, management does not believe that this issue will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

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

13.                               Income Taxes

The provision for income taxes for the first six months of 2010 reflects an estimated annual effective tax rate of 29 percent, excluding the discrete items discussed below, compared to a discrete period effective tax rate of negative 20.5 percent for the first six months of 2009.  The 2010 estimated annual tax rate is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.  The 2010 estimated annual tax rate is based on current tax law and therefore does not include the U.S. research and development tax credit and other benefits that have not been extended past 2009. A discrete calculation was used to report the tax benefit for the first six months of 2009 rather than an estimated annual tax rate as the estimated range of annual profit/(loss) before tax produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

The provision for income taxes for 2010 also includes a first quarter deferred tax charge of $90 million due to the enactment of U.S. healthcare legislation effectively making government subsidies received for Medicare equivalent prescription drug coverage taxable. Guidance on accounting for income taxes requires that the deferred tax effects of changes in laws be reflected in the financial statements in the period in which the legislation is enacted regardless of the effective date.  Deferred tax assets had previously been recorded based on the liability for other postretirement benefits without regard to the tax-free subsidy. As a result of the law change, deferred tax assets were reduced to reflect the expected future income tax on the subsidy.  Beginning in 2013, a cash tax cost will be incurred when the subsidies received increase taxable income.

This deferred tax charge was offset by a $34 million benefit related to the recognition of refund claims for prior tax years and a $26 million benefit for the release of a valuation allowance against the deferred tax assets of certain non-U.S. entities due to tax planning actions implemented in the second quarter of 2010.

The IRS has completed its field examination of our tax returns for 1992 to 2006.  For tax years 1992 to 1994, we expect to litigate the unagreed adjustments related to transfer pricing.  In 2009, we reached a settlement with the IRS for tax years 1995 to 1999. For tax years 2000 to 2004, we are in the appeals process for unagreed adjustments primarily related to export tax benefits.  In the second quarter of 2010, we received notice of proposed adjustments related to tax years 2005 and 2006 and intend to appeal the unagreed adjustments primarily related to export tax benefits.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

14.                               Segment Information

A.                                    Basis for segment information

Caterpillar is organized based on a decentralized structure that has established responsibilities to continually improve business focus and increase our ability to react quickly to changes in the global business cycle, customer needs and competitors’ actions. Our current structure uses a matrix organization comprised of multiple profit and cost center divisions.

Our divisional structure and responsibilities are as follows:

•

Machine business divisions are profit centers primarily responsible for product management, development, marketing, sales and product support.  Machine business divisions also have select manufacturing responsibilities.  Inter-segment sales of components are a source of revenue for some of these divisions.

•

Engine business divisions are profit centers primarily responsible for product management, development, manufacturing, marketing, sales and product support.  Inter-segment sales of engines and/or components are a source of revenue for some of these divisions.

•

Component business divisions are profit centers primarily responsible for product management, development, manufacturing, marketing, sales and product support for internal and external customers.  Inter-segment sales of components are a source of revenue for these divisions.

•

Service business divisions are profit centers primarily responsible for various services and service-related products to customers including financial, logistics, remanufacturing and rail services.  Inter-segment sales of services and service-related products are a source of revenue for some of these divisions.

•	Manufacturing services divisions are cost centers primarily responsible for the manufacture of products and/or components within the geographic regions of the Americas and EAME.
•

Corporate services divisions are cost centers primarily responsible for the performance of certain support functions globally (e.g., Finance, Human Resources, Information Technology, Legal and Purchasing) and to provide centralized services.

•

Regional distribution services divisions are cost centers primarily responsible for the total portfolio of business with each dealer, the dealer relationship, dealer development and ensuring the most efficient and effective distribution of machines, engines and parts.

•

Centers of excellence divisions are cost centers primarily responsible for Caterpillar’s most critical/differentiating processes in the areas of Marketing and Product Support, Production and Product Development.

The segment information for 2009 has been retrospectively adjusted to conform to the 2010 presentation.  Core Components, formerly included in the all other category, is now a reportable segment.  The portion of postretirement benefit expense ($89 million and $178 million for the three and six months ended June 30, 2009, respectively) that was allocated to Machinery and Engines business divisions based on budgeted external and inter-segment sales, is now a methodology difference between segment and external reporting.

Our measurement system is complex and is designed to evaluate performance and to drive continuous improvement.  We have chosen to disclose financial results by our three principal lines of business (Machinery, Engines and Financial Products) in our Management’s Discussion and Analysis rather than by reportable segment based on the following:

•	Our Machinery and Engines businesses are vertically integrated and there are a significant amount of inter-segment transactions that make information for individual segments less meaningful.
•

A significant amount of corporate and other costs ($222 million and $415 million for the three and six months ended June 30, 2010, respectively, and $256 million and $509 million for the three and six months ended June 30, 2009, respectively) are allocated to Machinery and Engines business divisions based on budgeted external and inter-

segment sales.  It would be difficult to provide meaningful information by reportable segment for these costs as the allocation method does not directly reflect the benefited segment and the allocation is done in total, not by financial statement line item.  In addition, the budgeted amount is allocated to segments; any differences from budget are treated as a reconciling item between reportable segment and consolidated results.

•

As discussed below, there are various methodology differences between our segment reporting and U.S. GAAP.  This results in numerous reconciling items between reportable segment and consolidated results.

•

We have twenty-four operating segments, of which twelve are reportable segments.  Reporting financial information for this number of businesses, especially considering our level of vertical integration, would not be meaningful to our financial statement users.

In summary, due to Caterpillar’s high level of integration and our concern that segment disclosures have limited value for our external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management’s Discussion and Analysis beginning on page 43.

B.                                    Description of segments

Profit center divisions meet the definition of “operating segments” specified in the accounting guidance on segment reporting; however, the cost center divisions do not.  Following is a brief description of our twelve reportable segments and the business activities included in all other operating segments:

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

Excavation:  A machine business division primarily responsible for the product management, development, marketing, sales and product support of small, medium and large excavators, wheel excavators and articulated trucks.  Also responsible for manufacturing of select machines in Asia and articulated trucks.

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

All Other: Primarily includes activities such as: the product management, development, marketing, sales and product support of large wheel loaders, quarry and construction trucks, wheel tractor scrapers, wheel dozers, compactors and select work tools.  Also responsible for manufacturing of select machines in Asia; the product management, development, manufacture, marketing, sales and product support of forestry products; the product management, development, manufacture, marketing, sales and product support of reciprocating engines used in industrial applications; the product management, development, manufacture, marketing, sales and product support of machinery and engine components, electronics and control systems; the product management, development, manufacture, remanufacture, maintenance, leasing and service of rail-related products and services; remanufacturing of Caterpillar engines and components and remanufacturing services for other companies; the product management, development, manufacture, marketing, sales and product support of paving products.  Inter-segment sales are a source of revenue for some of these divisions.  Results for All Other operating segments are included as reconciling items between reportable segments and consolidated external reporting.

C.                                    Segment measurement and reconciliations

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•

Generally, liabilities are managed at the corporate level and are not included in segment operations.  Segment accountable assets generally include inventories, receivables and property, plant and equipment.

•	Segment inventories and cost of sales are valued using a current cost methodology.

•

Currency exposures are generally managed at the corporate level and the effects of changes in exchange rates on results of operations within the year are not included in segment results.  The net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting are recorded as a methodology difference.

•

Postretirement benefit expenses are split; segments are generally responsible for service and prior service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

•	Interest expense is not included in Machinery and Engines segment results.

•	Accountable profit is determined on a pretax basis.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 29 to 34 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit (loss), we have grouped the reconciling items as follows:

•

Corporate costs:  Certain corporate costs are allocated and included in the business division’s accountable profit at budgeted levels.  Any differences are treated as reconciling items.  These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

•

Redundancy costs:  Redundancy costs include pension and other postretirement benefit plan curtailments, settlements and special termination benefits as well as employee separation charges. Most of these costs are reconciling items between accountable profit and consolidated profit before tax. Table Reconciliation of Redundancy Costs on pages 31-32 has been included to illustrate how segment accountable profit would have been impacted by the redundancy costs.  See Notes 9 and 18 for more information.

•	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

•	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments

Three Months Ended June 30,

(Millions of dollars)

	2010
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at June 30	Capital expenditures
Building Construction Products	$548	$2	$550	$6	$17	$740	$3
Cat Japan	290	547	837	48	8	2,392	10
Core Components	314	398	712	20	171	1,037	11
Earthmoving	1,247	49	1,296	26	11	2,456	44
Electric Power	620	4	624	6	33	767	2
Excavation	1,159	23	1,182	17	24	1,531	17
Large Power Systems	723	847	1,570	52	146	2,942	46
Logistics	161	394	555	25	123	786	14
Marine & Petroleum Power	479	14	493	6	60	784	5
Mining	950	68	1,018	13	183	1,393	7
Turbines	994	2	996	15	237	537	12
Total Machinery & Engines	$7,485	$2,348	$9,833	$234	$1,013	$15,365	$171
Financing & Insurance Services	744	—	744	180	110	30,317	213
Total	$8,229	$2,348	$10,577	$414	$1,123	$45,682	$384

	2009
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Dec. 31	Capital expenditures
Building Construction Products	$247	$5	$252	$7	$(41)	$615	$2
Cat Japan	308	105	413	29	(75)	2,440	13
Core Components	218	202	420	19	41	955	12
Earthmoving	665	20	685	23	(76)	2,197	26
Electric Power	584	5	589	6	43	702	4
Excavation	489	11	500	15	(96)	1,325	9
Large Power Systems	523	829	1,352	47	38	2,703	21
Logistics	170	303	473	27	110	828	6
Marine & Petroleum Power	728	13	741	4	78	747	17
Mining	797	31	828	20	136	1,141	11
Turbines	829	4	833	15	215	734	10
Total Machinery & Engines	$5,558	$1,528	$7,086	$212	$373	$14,387	$131
Financing & Insurance Services	807	—	807	182	145	32,230	221
Total	$6,365	$1,528	$7,893	$394	$518	$46,617	$352

Reportable Segments

Six Months Ended June 30,

(Millions of dollars)

	2010
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at June 30	Capital expenditures
Building Construction Products	$954	$14	$968	$14	$12	$740	$6
Cat Japan	604	917	1,521	100	(30)	2,392	44
Core Components	576	734	1,310	39	304	1,037	17
Earthmoving	2,156	83	2,239	51	(42)	2,456	68
Electric Power	1,087	5	1,092	12	39	767	2
Excavation	2,014	41	2,055	33	11	1,531	23
Large Power Systems	1,409	1,447	2,856	98	223	2,942	81
Logistics	338	745	1,083	51	251	786	21
Marine & Petroleum Power	962	30	992	12	119	784	11
Mining	1,627	116	1,743	28	269	1,393	12
Turbines	1,506	2	1,508	30	312	537	19
Total Machinery & Engines	$13,233	$4,134	$17,367	$468	$1,468	$15,365	$304
Financing & Insurance Services	1,483	—	1,483	363	216	30,317	387
Total	$14,716	$4,134	$18,850	$831	$1,684	$45,682	$691

	2009
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Dec. 31	Capital expenditures
Building Construction Products	$527	$9	$536	$14	$(101)	$615	$4
Cat Japan	638	482	1,120	74	(165)	2,440	58
Core Components	435	472	907	37	92	955	22
Earthmoving	1,748	41	1,789	45	(126)	2,197	46
Electric Power	1,319	10	1,329	13	140	702	7
Excavation	1,192	37	1,229	30	(190)	1,325	18
Large Power Systems	1,076	1,923	2,999	94	133	2,703	36
Logistics	347	628	975	54	202	828	19
Marine & Petroleum Power	1,603	29	1,632	8	186	747	25
Mining	1,672	68	1,740	40	234	1,141	20
Turbines	1,640	7	1,647	30	397	734	19
Total Machinery & Engines	$12,197	$3,706	$15,903	$439	$802	$14,387	$274
Financing & Insurance Services	1,595	—	1,595	362	234	32,230	443
Total	$13,792	$3,706	$17,498	$801	$1,036	$46,617	$717

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2010:
Total external sales and revenues from reportable segments	$7,485	$744	$—	$8,229
All other operating segments	2,247	3	—	2,250
Other	(9)	6	(67)[1]	(70)
Total sales and revenues	$9,723	$753	$(67)	$10,409

Three Months Ended June 30, 2009:
Total external sales and revenues from reportable segments	$5,558	$807	$—	$6,365
All other operating segments	1,682	—	—	1,682
Other	14	7	(93)[1]	(72)
Total sales and revenues	$7,254	$814	$(93)	$7,975

1 Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2010:
Total external sales and revenues from reportable segments	$13,233	$1,483	$—	$14,716
All other operating segments	4,056	3	—	4,059
Other	(15)	13	(126)[1]	(128)
Total sales and revenues	$17,274	$1,499	$(126)	$18,647

Six Months Ended June 30, 2009:
Total external sales and revenues from reportable segments	$12,197	$1,595	$—	$13,792
All other operating segments	3,558	—	—	3,558
Other	9	15	(174)[1]	(150)
Total sales and revenues	$15,764	$1,610	$(174)	$17,200

1 Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Consolidated profit (loss) before taxes:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidated Total
Three Months Ended June 30, 2010:
Total accountable profit from reportable segments	$1,013	$110	$1,123
All other operating segments	348	(1)	347
Cost centers	(34)	—	(34)
Corporate costs	(149)	—	(149)
Timing	(40)	—	(40)
Redundancy costs	(35)	—	(35)
Methodology differences:
Inventory/cost of sales	(68)	—	(68)
Postretirement benefit expense	(125)	—	(125)
Financing costs	(80)	—	(80)
Equity in profit of unconsolidated affiliated companies	4	—	4
Currency	11	—	11
Other methodology differences	(8)	—	(8)
Total profit (loss) before taxes	$837	$109	$946

Three Months Ended June 30, 2009:
Total accountable profit from reportable segments	$373	$145	$518
All other operating segments	(12)	—	(12)
Cost centers	(18)	—	(18)
Corporate costs	(29)	—	(29)
Timing	9	—	9
Redundancy costs	(70)	—	(70)
Methodology differences:
Inventory/cost of sales	28	—	28
Postretirement benefit expense	(80)	—	(80)
Financing costs	(108)	—	(108)
Equity in profit of unconsolidated affiliated companies	1	—	1
Currency	154	—	154
Other methodology differences	13	(5)	8
Total profit (loss) before taxes	$261	$140	$401

Reconciliation of Consolidated profit (loss) before taxes:

(Millions of dollars)	Machinery and Engines	Financial Products	Consolidated Total
Six Months Ended June 30, 2010:
Total accountable profit from reportable segments	$1,468	$216	$1,684
All other operating segments	514	(1)	513
Cost centers	(8)	—	(8)
Corporate costs	(288)	—	(288)
Timing	(8)	—	(8)
Redundancy costs	(37)	—	(37)
Methodology differences:
Inventory/cost of sales	(54)	—	(54)
Postretirement benefit expense	(237)	—	(237)
Financing costs	(181)	—	(181)
Equity in profit of unconsolidated affiliated companies	6	—	6
Currency	44	—	44
Other methodology differences	(23)	4	(19)
Total profit (loss) before taxes	$1,196	$219	$1,415

Six Months Ended June 30, 2009:
Total accountable profit from reportable segments	$802	$234	$1,036
All other operating segments	(8)	—	(8)
Cost centers	11	—	11
Corporate costs	20	—	20
Timing	(2)	—	(2)
Redundancy costs	(617)	(11)	(628)
Methodology differences:
Inventory/cost of sales	(18)	—	(18)
Postretirement benefit expense	(153)	—	(153)
Financing costs	(209)	—	(209)
Equity in profit of unconsolidated affiliated companies	—	—	—
Currency	140	—	140
Other methodology differences	4	(4)	—
Total profit (loss) before taxes	$(30)	$219	$189

Reconciliation of Redundancy costs:

As noted above, redundancy costs are a reconciling item between Accountable profit (loss) and Consolidated profit (loss) before tax.  Had we included these costs in the segments’ results, costs would have been split as shown below.

(Millions of dollars)	Accountable profit (loss)	Redundancy costs	Accountable profit (loss) with redundancy costs
Three Months Ended June 30, 2009:
Building Construction Products	$(41)	$(1)	$(42)
Cat Japan	(75)	—	(75)
Core Components	41	(2)	39
Earthmoving	(76)	(34)	(110)
Electric Power	43	(1)	42
Excavation	(96)	(15)	(111)
Large Power Systems	38	—	38
Logistics	110	(1)	109
Marine & Petroleum Power	78	—	78
Mining	136	(3)	133
Turbines	215	—	215
Financing & Insurance Services	145	—	145
All other operating segments	(12)	(13)	(25)
Consolidated Total	$506	$(70)	$436

(Millions of dollars)	Accountable profit (loss)	Redundancy costs	Accountable profit (loss) with redundancy costs
Six Months Ended June 30, 2009:
Building Construction Products	$(101)	$(39)	$(140)
Cat Japan	(165)	(3)	(168)
Core Components	92	(3)	89
Earthmoving	(126)	(89)	(215)
Electric Power	140	(22)	118
Excavation	(190)	(60)	(250)
Large Power Systems	133	(89)	44
Logistics	202	(29)	173
Marine & Petroleum Power	186	(10)	176
Mining	234	(53)	181
Turbines	397	—	397
Financing & Insurance Services	234	(11)	223
All other operating segments	(8)	(220)	(228)
Consolidated Total	$1,028	$(628)	$400

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2010:
Total accountable assets from reportable segments	$15,365	$30,317	$—	$45,682
All other operating segments	7,956	134	—	8,090
Items not included in segment assets:
Cash and short-term investments	1,900	—	—	1,900
Intercompany receivables	662	—	(662)	—
Investment in Financial Products	3,762	—	(3,762)	—
Deferred income taxes and prepaids	3,790	—	(598)	3,192
Goodwill, intangible assets and other assets	1,077	—	—	1,077
Liabilities included in segment assets	2,511	—	—	2,511
Inventory methodology differences	(2,912)	—	—	(2,912)
Other	398	(345)	(800)	(747)
Total assets	$34,509	$30,106	$(5,822)	$58,793

December 31, 2009:
Total accountable assets from reportable segments	$14,387	$32,230	$—	$46,617
All other operating segments	7,356	—	—	7,356
Items not included in segment assets:
Cash and short-term investments	2,239	—	—	2,239
Intercompany receivables	106	—	(106)	—
Investment in Financial Products	4,514	—	(4,514)	—
Deferred income taxes and prepaids	4,131	—	(460)	3,671
Goodwill, intangible assets and other assets	1,364	—	—	1,364
Liabilities included in segment assets	2,270	—	—	2,270
Inventory methodology differences	(2,735)	—	—	(2,735)
Other	564	(255)	(1,053)	(744)
Total assets	$34,196	$31,975	$(6,133)	$60,038

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2010:
Total accountable depreciation and amortization from reportable segments	$234	$180	$—	$414
Items not included in segment depreciation and amortization:
All other operating segments	109	3	—	112
Cost centers	39	—	—	39
Other	(3)	—	—	(3)
Total depreciation and amortization	$379	$183	$—	$562

Three Months Ended June 30, 2009:
Total accountable depreciation and amortization from reportable segments	$212	$182	$—	$394
Items not included in segment depreciation and amortization:
All other operating segments	101	—	—	101
Cost centers	46	—	—	46
Other	(3)	—	—	(3)
Total depreciation and amortization	$356	$182	$—	$538

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2010:
Total accountable depreciation and amortization from reportable segments	$468	$363	$—	$831
Items not included in segment depreciation and amortization:
All other operating segments	214	3	—	217
Cost centers	76	—	—	76
Other	(8)	—	—	(8)
Total depreciation and amortization	$750	$366	$—	$1,116

Six Months Ended June 30, 2009:
Total accountable depreciation and amortization from reportable segments	$439	$362	$—	$801
Items not included in segment depreciation and amortization:
All other operating segments	196	—	—	196
Cost centers	86	—	—	86
Other	(11)	—	—	(11)
Total depreciation and amortization	$710	$362	$—	$1,072

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2010:
Total accountable capital expenditures from reportable segments	$171	$213	$—	$384
Items not included in segment capital expenditures:
All other operating segments	76	11	—	87
Cost centers	18	—	—	18
Other	24	—	(30)	(6)
Total capital expenditures	$289	$224	$(30)	$483

Three Months Ended June 30, 2009:
Total accountable capital expenditures from reportable segments	$131	$221	$—	$352
Items not included in segment capital expenditures:
All other operating segments	68	—	—	68
Cost centers	20	—	—	20
Other	(1)	—	—	(1)
Total capital expenditures	$218	$221	$—	$439

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2010:
Total accountable capital expenditures from reportable segments	$304	$387	$—	$691
Items not included in segment capital expenditures:
All other operating segments	127	11	—	138
Cost centers	37	—	—	37
Other	24	—	(34)	(10)
Total capital expenditures	$492	$398	$(34)	$856

Six Months Ended June 30, 2009:
Total accountable capital expenditures from reportable segments	$274	$443	$—	$717
Items not included in segment capital expenditures:
All other operating segments	115	—	—	115
Cost centers	54	—	—	54
Other	(1)	—	(1)	(2)
Total capital expenditures	$442	$443	$(1)	$884

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

In accordance with the new consolidation accounting guidance adopted on January 1, 2010, these SPEs were concluded to be VIEs.  Cat Financial determined that it was the primary beneficiary based on its power to direct activities through its role as servicer and its obligation to absorb losses and right to receive benefits and therefore consolidated the entities using the carrying amounts of the SPEs’ assets and liabilities.

The restricted assets (Receivables-finance, Long-term receivables-finance, Prepaid expenses and other current assets, and Other assets) of these consolidated SPEs totaled $296 million at June 30, 2010. The liabilities (Accrued expenses, Long-term debt due within one year-Financial Products, and Other liabilities) of these consolidated SPEs totaled $212 million at June 30, 2010.

Prior to January 1, 2010, the SPEs were considered to be QSPEs and thus not consolidated.  Cat Financial’s retained interests in the securitized assets were classified as available-for-sale securities and were included in Other assets in the Consolidated Statement of Financial Position at fair value. Cat Financial estimated fair value and cash flows using a valuation model and key assumptions for credit losses, prepayment rates and discount rates. These assumptions were based on Cat Financial’s historical experience, market trends and anticipated performance relative to the particular assets securitized. Cat Financial periodically evaluated for impairment and recognized the credit component of an other-than-temporary impairment in Profit and the noncredit component in Accumulated other comprehensive income (loss) for those retained interests in which Cat Financial did not intend to sell and it was not likely that they would be required to sell prior to recovery.

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

During 2009, the assumptions used to determine the expected cash flows for Cat Financial’s securitization transactions were revised, which resulted in other-than-temporary impairments to earnings of $9 million and $31 million during the three and six months ended June 30, 2009.  The impairment charge was recorded in Revenues of Financial Products on the Consolidated Statement of Results of Operations.  The impairments recognized in earnings were primarily driven by an increase in the credit loss assumption due to the continuing adverse economic conditions in the U.S.  The noncredit related component of $15 million for the three and six months ended June 30, 2009, recorded in Accumulated other comprehensive income (loss), was primarily driven by changes in discount rates.

To maintain competitiveness in the capital markets and to have effective and efficient use of alternative funding sources, Cat Financial may elect to provide additional reserve support to previously issued asset-backed securitizations.

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

During 2009, Cat Financial sold interests in a certain pool of trade receivables through a revolving structure to third-party commercial paper conduits, which are asset-backed commercial paper issuers that are special purpose entities (SPEs) of the sponsor bank and are not consolidated by Cat Financial.  Cat Financial services the sold trade receivables and receives an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance. Consolidated expenses of $2 million and $4 million related to the sale of trade receivables were recognized for the three and six months ended June 30, 2009, respectively, and are included in Other income (expense) in the Consolidated Statement of Results of Operations.   As of June 30, 2010 and December 31, 2009, there were no trade receivables sold to the third-party commercial paper conduits.

The cash collections from this pool of receivables are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduits. The third-party commercial paper conduits have no recourse to Cat Financial’s assets, other than the remaining interest, for failure of debtors to pay when due.

Cash flows from sale of trade receivables:

	Six Months Ended June 30,
(Millions of dollars)	2010	2009
Cash proceeds from sales of receivables to the conduits	$—	$791
Cash flows received on the interests that continue to be held	$3,500	$4,496

16.                               Redeemable Noncontrolling Interest — Caterpillar Japan Ltd.

On August 1, 2008, Shin Caterpillar Mitsubishi Ltd. (SCM) completed the first phase of a share redemption plan whereby SCM redeemed half of Mitsubishi Heavy Industries (MHI’s) shares in SCM.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan).  Both Cat Japan and MHI have options, exercisable beginning August 1, 2013, to require the redemption of the remaining shares owned by MHI, which if exercised, would make Caterpillar the sole owner of Cat Japan.

The remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit.  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.  During the second quarter of 2009, the estimated redemption value decreased, resulting in an adjustment to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $37 million due to this adjustment.  During the first and second quarters of 2010, the estimated redemption value decreased, resulting in adjustments to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $9 million in the first quarter and increased an additional $9 million in the second quarter due to these adjustments.  As of June 30, 2010, the fair value of the redeemable noncontrolling interest remained greater than the estimated redemption value.

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

With the consolidation of Cat Japan’s results of operations, 33 percent of Cat Japan’s comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit.  For the six months ended June 30, 2009, the carrying value had decreased by $30 million due to Cat Japan’s comprehensive loss. This resulted in an offsetting adjustment of $30 million to increase the carrying value to the redemption value and a corresponding reduction to Profit employed in the business.  For the six months ended June 30, 2010, the carrying value had increased by $12 million due to Cat Japan’s comprehensive income.  This resulted in an offsetting adjustment of $12 million to decrease the carrying value to the redemption value and a corresponding increase to Profit employed in the business.  As Cat Japan’s functional currency is the Japanese yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  At June 30, 2010, the redeemable noncontrolling interest was $432 million.

17.                               Fair Value Measurements

A.                                    Fair value measurements

The guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  This guidance also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•	Level 1 — Quoted prices for identical instruments in active markets.

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

Assets and liabilities measured at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2010 and December 31, 2009 are summarized below:

(Millions of dollars)	June 30, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$14	$—	$—	$14
Other U.S. and non-U.S. government bonds	—	69	—	69
Corporate bonds
Corporate bonds	—	492	—	492
Asset-backed securities	—	147	—	147
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	280	—	280
Residential mortgage-backed securities	—	47	—	47
Commercial mortgage-backed securities	—	166	—	166
Equity securities
Large capitalization value	92	—	—	92
Smaller company growth	25	—	—	25
Total available-for-sale securities	131	1,201	—	1,332
Derivative financial instruments, net	—	351	—	351
Total Assets	$131	$1,552	$—	$1,683
Liabilities
Guarantees	$—	$—	$17	$17
Total Liabilities	$—	$—	$17	$17

(Millions of dollars)	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$14	$—	$—	$14
Other U.S. and non-U.S. government bonds	—	65	—	65
Corporate bonds
Corporate bonds	—	475	—	475
Asset-backed securities	—	134	—	134
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	308	—	308
Residential mortgage-backed securities	—	51	—	51
Commercial mortgage-backed securities	—	162	—	162
Equity securities
Large capitalization value	89	—	—	89
Smaller company growth	24	—	—	24
Total available-for-sale securities	127	1,195	—	1,322
Derivative financial instruments, net	—	236	—	236
Securitized retained interests	—	—	102	102
Total Assets	$127	$1,431	$102	$1,660
Liabilities
Guarantees	$—	$—	$17	$17
Total Liabilities	$—	$—	$17	$17

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2010 and 2009.  These instruments, primarily related to Cat Financial, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2009	$102	$17
Adjustment to adopt accounting for variable-interest entities	(102)	—
Issuance of guarantees	—	4
Expiration of guarantees	—	(4)
Balance at June 30, 2010	$—	$17
Balance at December 31, 2008	$52	$14
Gains or losses included in earnings (realized / unrealized)	(28)	—
Changes in Accumulated other comprehensive income (loss)	(6)	—
Purchases, issuances, and settlements	86	1
Balance at June 30, 2009	$104	$15

The amount of unrealized losses on securitized retained interests included in earnings for the three and six months ended June 30, 2009 related to assets still held at June 30, 2009 was $7 million and $28 million, respectively.  These losses were reported in Revenues of Financial Products in the Consolidated Statement of Results of Operations.

In addition to the amounts above, we had impaired loans of $240 million and $208 million as of June 30, 2010 and December 31, 2009, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Please refer to the table below for the fair values of our financial instruments.

Fair Values of Financial Instruments
	June 30,		December 31,
	2010		2009
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Reference
Assets
Cash and short-term investments	$3,597	$3,597	$4,867	$4,867
Restricted cash and short-term investments	135	135	37	37
Available-for-sale securities	1,332	1,332	1,322	1,322	Note 8
Finance receivables—net (excluding finance leases1)	12,786	12,325	13,077	12,604
Wholesale inventory receivables—net (excluding finance leases1)	910	864	660	628
Foreign currency contracts—net	143	143	192	192	Note 4
Interest rate swaps—net	205	205	34	34	Note 4
Commodity contracts—net	3	3	10	10	Note 4
Securitized retained interests	—	—	102	102	Note 15

Liabilities
Short-term borrowings	3,647	3,647	4,083	4,083
Long-term debt (including amounts due within one year)
Machinery and Engines	5,262	6,321	5,954	6,674
Financial Products	20,244	21,312	21,594	22,367
Guarantees	17	17	17	17	Note 10

[1]	Total excluded items have a net carrying value at June 30, 2010 and December 31, 2009 of $7,166 million and $7,780 million, respectively.

18.                               Employee separation charges

In 2009, we reported employee separation charges of $481 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs were in response to a sharp decline in sales volume due to the global recession.

For the three and six months ended June 30, 2010, we recognized employee separation charges of $20 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to involuntary separations due to the streamlining of our corporate structure as announced in the second quarter.  In addition, see Note 3 for information regarding stock-based compensation cost associated with the modification of equity awards for employees affected by the separations.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the 2009 and 2010 separation activity by geographic region:

	Machinery and Engines
(Millions of dollars)	North America	Latin America	EAME	Asia Pacific	Financial Products[1]	Total
Liability balance at December 31, 2008	$4	$2	$5	$—	$—	$11

Increase in liability (separation charges)[2]	$323	$15	$102	$31	$10	$481
Reduction in liability (payments and other adjustments)	(313)	(17)	(78)	(25)	(10)	(443)
Liability balance at December 31, 2009	$14	$—	$29	$6	$—	$49

Increase in liability (separation charges)	$15	$—	$2	$3	$—	$20
Reduction in liability (payments and other adjustments)	(13)	—	(16)	(6)	—	(35)
Liability balance at June 30, 2010	$16	$—	$15	$3	$—	$34

[1]	Includes $8 million for North America and $2 million for EAME.
[2]	Includes $442 million for the six months ended June 30, 2009.

The remaining liability balances as of June 30, 2010 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs are expected to be paid during 2010.

In addition to the 2009 separation charges noted above, we reported $225 million ($201 million for the six months ended June 30, 2009) of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  See Note 9 for additional information.

The majority of the separation charges, made up primarily of cash severance payments, pension and other postretirement benefit costs, and stock-based compensation costs noted above were not assigned to operating segments.  They are included in the reconciliation of total accountable profit from reportable segments to total profit (loss) before taxes.  See Note 14 for additional details surrounding this reconciliation.

19.                               Business combinations

FCM Rail Ltd.

In May 2010, we acquired 100 percent of the equity in privately held FCM Rail Ltd. (FCM) for approximately $97 million, including the assumption of $59 million in debt.  We paid $32 million at closing with an additional $6 million to be paid by May 2012.  FCM is one of the largest lessors of maintenance-of-way (MOW) equipment in the United States, and is located in Fenton, Michigan.  This acquisition strengthens Progress Rail’s position in the MOW industry by expanding its service offerings.

The transaction was financed with available cash. Tangible assets acquired of $93 million, primarily consisting of property, plant and equipment, were recorded at their fair values.   Finite-lived intangible assets acquired of $10 million related to customer relationships are being amortized on a straight-line basis over 15 years.    Liabilities assumed of $81 million, including $59 million of assumed debt, were recorded at their fair values.  Goodwill of $16 million, non-deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “All Other” category in Note 14. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

GE Transportation’s Inspection Products Business

In March 2010, we acquired the Inspection Products business from GE Transportation’s Intelligent Control Systems division for approximately $45 million.  The acquired business has operations located primarily in the United States, Germany and Italy that design, manufacture and sell hot wheel and hot box detectors, data acquisition systems, draggers and other related inspection products for the global freight and passenger rail industries. The acquisition supports our strategic initiative to expand the scope and product range of our rail signaling business and will provide a foundation for further global expansion of this business.

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

JCS Company, Ltd.

In March 2010, we acquired 100 percent of the equity in privately held JCS Company Ltd. (JCS) for approximately $34 million, consisting of $32 million paid at closing and an additional $2 million post-closing adjustment paid in June 2010.  Based in Pyongtaek, South Korea, JCS is a leading manufacturer of centrifugally cast metal face seals used in many of the idlers and rollers contained in our undercarriage components. JCS is also a large supplier of seals to external customers in Asia and presents the opportunity to expand our customer base. The purchase of this business provides Caterpillar access to proprietary technology and expertise which we will be able to replicate across our own seal production processes.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported a second-quarter 2010 profit of $1.09 per share, an increase of $0.49 per share from a profit of $0.60 per share in the second quarter of 2009.  Profit of $707 million was 91 percent higher than second-quarter 2009 profit of $371 million.  Sales and revenues of $10.409 billion were up 31 percent from $7.975 billion in the second quarter of 2009.

Profit per share for the six months ended June 30, 2010 was $1.46 per share, an increase of $1.04 per share from a profit of $0.42 per share for the six months ended June 30, 2009.  Profit of $940 million was 263 percent higher than profit of $259 million for the six months ended June 30, 2009.   Sales and revenues for the six months ended June 30, 2010 were $18.647 billion, up $1.447 billion, or 8 percent, from the six months ended June 30, 2009.

We have been focused on increasing production in response to higher demand from our customers, particularly in developing economies, managing costs and improving cash flow. The results can be seen in our second quarter—sales and revenues increased, operating profit as a percent of sales more than doubled, and Machinery and Engines operating cash flow and our debt-to-capital ratio strengthened.

Sales and revenues were up $2.434 billion from the second quarter of 2009.  Sales volume improved $2.259 billion, price realization was favorable $187 million, and the impact of currency added $23 million.  Financial Products revenues were down $35 million.  Profit was up $336 million from the second quarter of 2009.  The increase was primarily the result of higher sales volume, improved operating efficiencies and favorable price realization, partially offset by higher taxes, provisions for incentive compensation and the absence of $110 million of LIFO inventory decrement benefits from the second quarter of 2009.

Highlights for the second quarter of 2010 include:

•	Second-quarter sales and revenues of $10.409 billion were 31 percent higher than the second quarter of 2009, led by strong growth in developing economies.

•	Machinery sales increased 55 percent due to the absence of dealer inventory reductions that occurred in the second quarter of 2009, higher end-user demand and better price realization.

•	Engines sales increased 3 percent, and Financial Products revenues declined 5 percent from the second quarter of 2009.

•	Manufacturing costs improved $316 million. Excluding LIFO inventory decrement benefits of $110 million in the second quarter of 2009, manufacturing costs improved $426 million.

•	Machinery and Engines operating cash flow was $2.357 billion through the first half of 2010, compared with $583 million through the first half of 2009.

•

Machinery and Engines debt-to-capital ratio was 41.9 percent at the end of the second quarter of 2010, compared to 53.1 percent at the end of the second quarter of 2009 and 47.2 percent at year-end 2009.

Outlook

We have improved our outlook for 2010 by raising the sales and revenues range and increasing profit expectations.  Sales and revenues are now expected to be in a range of $39 to $42 billion, with a midpoint of $40.5 billion.  The increased 2010 profit outlook is a range of $3.15 to $3.85 per share, with a midpoint of $3.50 per share.   The previous sales and revenues outlook was a range of $38 to $42 billion, and the previous profit outlook range was $2.50 to $3.25 per share.

The increased outlook for 2010 reflects an increase in sales and revenues and a more significant increase in profit—a result of our continuing focus on cost management and profit improvement. While significant economic concerns remain around the world, orders have continued to outpace our shipments, and we expect to increase production in the second half of the year.

We continue to be positive about the longer-term prospects for many of the industries we serve—like mining, energy, infrastructure, electric power and rail.  This year we have made several announcements related to increasing capacity and expanding our line-up of products and services.

The initiatives announced include:

•	A new excavator facility to increase production capacity in the United States.

•	An agreement to acquire Electro-Motive Diesel (EMD), which has the largest installed base of diesel-electric locomotives in the world.

•	A multi-year investment of nearly $700 million supporting mining customers, including a full line of mining shovels and capacity expansion for mining trucks made in the United States and India.

•	A 400-percent increase in excavator production capacity over the next several years in Xuzhou, China.

•	A new facility for small wheel loader and backhoe loader manufacturing in Brazil.

We expect these investments will position the company for continued global leadership and growth.

Notes:

-  Glossary of terms is included on pages 58-59; first occurrence of terms shown in bold italics.

-  Information on non-GAAP financial measures, including the treatment of redundancy costs, is included on page 69.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between second quarter 2009 (at left) and second quarter 2010 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the second quarter of 2010 were $10.409 billion, up $2.434 billion, or 31 percent, from the second quarter of 2009.  Machinery sales volume was up $2.232 billion due to the absence of dealer inventory reductions that occurred in the second quarter of 2009 and higher end-user demand.  Engines volume increased $27 million.  Price realization improved $187 million, and currency had a positive impact on sales of $23 million.  Financial Products revenues decreased $35 million.

Our integrated service businesses tend to be more stable through the business cycle than new machines and engines.  Second-quarter sales and revenues for these businesses were higher compared to the second quarter of 2009.  However, with the increase in sales of new machines this quarter, integrated service businesses represented a lower percent of total company sales and revenues than the prior period.  These businesses represented about 40 percent of total company sales and revenues in the second quarter of 2010, down from about 46 percent in the second quarter of 2009.

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Second Quarter 2010
Machinery	$6,733	55%	$2,478	43%	$1,158	116%	$1,374	36%	$1,723	62%
Engines[1]	2,990	3%	1,059	4%	361	42%	924	(15)%	646	17%
Financial Products[2]	686	(5)%	402	(7)%	71	(5)%	107	(14)%	106	16%
	$10,409	31%	$3,939	24%	$1,590	83%	$2,405	8%	$2,475	45%
Second Quarter 2009
Machinery	$4,338		$1,730		$537		$1,010		$1,061
Engines[1]	2,916		1,020		255		1,090		551
Financial Products[2]	721		431		75		124		91
	$7,975		$3,181		$867		$2,224		$1,703

[1]

Does not include internal engines transfers of $602 million and $319 million in second quarter 2010 and 2009, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2]	Does not include internal revenues earned from Machinery and Engines of $67 million and $93 million in second quarter 2010 and 2009, respectively.

Machinery Sales - Sales were $6.733 billion, an increase of $2.395 billion, or 55 percent, from the second quarter of 2009.

•	Sales volume increased $2.232 billion.

•	Price realization increased $131 million.

•	Currency increased sales by $32 million.

•	Geographic mix between regions (included in price realization) was $4 million unfavorable.

•

Dealer-reported inventories were about flat during the quarter compared with a reduction of almost $1.2 billion in the second quarter of 2009. Absence of the 2009 inventory change was a contributor to higher sales volume. Dealer inventory levels were well below the second quarter of 2009, and months of supply were the lowest in at least 10 years.

•

For the first time since the second quarter of 2008, dealers reported increased deliveries to end users. Factors underlying this change included low interest rates, continued economic recoveries in most countries, increased construction in some countries and higher metals and energy prices.

•

Reported deliveries in the developed economies showed an increasing trend during the quarter, even though most economic recoveries were modest. We believe this improvement reflects a willingness by end users to resume fleet replacements after significantly lowering purchases over the last two years.

•	Overall sales volume grew in all regions and in most countries within those regions.

North America – Sales increased $748 million, or 43 percent.

•	Sales volume increased $683 million.

•	Price realization increased $64 million.

•	Currency increased sales by $1 million.

•

Dealers reduced reported inventories during the second quarter of 2010, but at a lower rate than in the second quarter of 2009. This change contributed to higher sales volume. Dealer inventories were about half the second quarter 2009 levels, and months of supply were the lowest in at least 10 years.

•

An increase in deliveries to end users, as reported by dealers, was the most significant contributor to the growth in sales volume. Economic recoveries in both the United States and Canada led to increased output in some key industries, which we believe encouraged buying.

•

Increases in dealer deliveries were greater than the modest increases in economic activity might suggest. We believe that low interest rates and increased confidence encouraged users to moderate the shrinking and aging of fleets that started in early 2006.

•

Housing starts in the United States were 12 percent higher than last year and new single-family units available for sale were the lowest since 1970. Canadian housing starts were up 54 percent. Increased housing construction and some signs that home prices are stabilizing contributed to increased sales of smaller machines.

•

U.S. nonresidential building contracting, which tends to lag economic recoveries, fell 27 percent from the second quarter of 2009. Lower commercial property prices and low industrial capacity utilization were contributing factors. Nonresidential construction in Canada declined 3 percent.

•

Spending for highway construction increased slightly in the second quarter compared to the second quarter of 2009. Funding provided by the U.S. government’s recovery program helped offset pressure on state and local government budgets.

•	U.S. nonmetals mining and quarry production increased 6 percent, and Canadian producers increased quarry output 2 percent. Modest production gains benefited sales of quarry products.

•	Metals prices were 50 percent higher than last year, causing U.S. metals mines to increase production 8 percent. These factors helped increase sales of mining equipment.

•

Central Appalachian coal prices averaged almost $63 per ton during the quarter and were 27 percent higher than the second quarter of 2009. U.S. coal production increased 3 percent during the quarter, and Canadian production has risen significantly so far this year. An improved coal sector further increased mining sales.

•	Lumber prices rose 56 percent, encouraging a 20-percent increase in U.S. production and a 29-percent gain in Canadian production. Sales of forestry products increased to support this demand.

Latin America – Sales increased $621 million, or 116 percent.

•	Sales volume increased $547 million.

•	Price realization increased $38 million.

•	Currency increased sales by $36 million.

•

Dealers reported increases in their inventories during the quarter compared with a drawdown in the second quarter of 2009. This change, taken to prepare for a better economic environment, accounted for most of the growth in sales volume.

•	Dealer inventories were about the same as a year earlier. Inventories in months of supply were the lowest in at least 10 years.

•

Dealers also reported higher deliveries to end users, a result of continuing economic recoveries and higher commodity prices. Industrial production increased in most countries, mining output rose and oil production was up 2 percent.

•

Brazil had the largest increase in sales volume in Latin America. Interest rates averaged lower than last year, a major factor in the 16-percent increase in industrial production. Mining output increased 17 percent, driven by a 44-percent gain in iron ore.

•

Sales volume increased significantly in Chile, despite the recent earthquake’s unfavorable impact on some sectors of the economy. Interest rates were lower than last year, and significantly higher copper prices contributed to higher copper export revenues.

EAME – Sales increased $364 million, or 36 percent.

•	Sales volume increased $402 million.

•	Price realization decreased $13 million.

•	Currency decreased sales by $25 million.

•	Dealer-reported inventories were about flat during the quarter compared with a reduction in the second quarter of 2009. This change accounted for most of the sales volume growth.

•	Both inventories and months of supply were well below last year. Months of supply was also slightly below the historical average.

•

European economies reflected some strengthening, as indicated by faster growth in industrial production and favorable surveys of business expectations. Housing starts also improved in several countries.

•	Dealers in Europe reported an increase in deliveries in the second quarter of 2010 compared to the second quarter of 2009.

•

The economic environment was favorable in Africa/Middle East. Recoveries were underway in the large economies of Turkey and South Africa, favorable metals prices benefited mining production and regional oil revenues increased in response to higher oil prices and production.

•

Economic activity in the Commonwealth of Independent States (CIS) is improving. Positive factors included increased government spending, higher mining output and 3-percent growth in crude oil production.

Asia/Pacific – Sales increased $662 million, or 62 percent.

•	Sales volume increased $596 million.

•	Price realization increased $46 million.

•	Currency increased sales by $20 million.

•

Dealer-reported inventories were about flat during the quarter compared to a reduction in the second quarter of 2009. This change positively benefited sales volume. Inventories were below last year in both dollars and months of supply; months of supply was also below the historical average.

•

Most of the increase in sales volume resulted from dealers reporting higher deliveries to end users. Asian economies were recovering, which benefited construction, and higher metals prices encouraged investment in the mining industry.

•

China had a large increase in sales volume, and deliveries remained near record highs. Although the government acted to control the recovery, lending increased 21 percent, and industrial production was up 16 percent. Both construction spending and coal production increased more than 20 percent.

•	Lower interest rates in Indonesia contributed to economic growth. Construction spending increased, leading to a gain in sales volume.

•

Australian coal prices rose 50 percent, prompting mines to expand production. In response to economic growth, housing permits increased 31 percent. These factors contributed to the growth in sales volume.

•	In Japan, industrial production was 23 percent higher than last year, and orders for new housing rose 5 percent.

Engines Sales – Sales were $2.990 billion, an increase of $74 million, or 3 percent, from the second quarter of 2009.

•	Sales volume increased $27 million.

•	Price realization increased $56 million.

•	Currency decreased sales by $9 million.

•                              Geographic mix between regions (included in price realization) was $7 million favorable.

•                              Dealer inventories and months of supply were down from the second quarter of 2009.

North America – Sales increased $39 million, or 4 percent.

•                              Sales volume increased $54 million.

•                              Price realization decreased $15 million.

•                              Sales volume in North America was relatively flat.  Engine sales for industrial applications were the most significant positive contributor, coming off depressed levels in the second quarter of 2009.

Latin America – Sales increased $106 million, or 42 percent.

•                              Sales volume increased $95 million.

•                              Price realization increased $7 million.

•                              Currency increased sales by $4 million.

•                              Sales for petroleum applications increased 16 percent due to higher turbine sales from one large order.

•                              Sales of electric power applications increased 109 percent due to higher turbine sales from one large order and modest improvements in industry demand.

EAME — Sales decreased $166 million, or 15 percent.

•                              Sales volume decreased $189 million.

•                              Price realization increased $32 million.

•                              Currency decreased sales by $9 million.

•                              Sales for electric power applications increased 11 percent primarily due to increased turbine sales.

•                              Sales for petroleum applications decreased 44 percent primarily due to lower turbine sales and a slowdown in demand for engines used in production applications and land-based drilling.

•                              Sales for marine applications decreased 36 percent due to weak industry demand and a declining order backlog.

•                              Sales for industrial applications increased 8 percent due to higher demand in construction and agricultural applications.

Asia/Pacific – Sales increased $95 million, or 17 percent.

•                              Sales volume increased $74 million.

•                              Price realization increased $25 million.

•                              Currency decreased sales by $4 million.

•                              Sales for petroleum applications increased 16 percent primarily due to higher turbine sales.

•                              Sales for electric power applications increased 64 percent primarily due to higher turbine sales and increased demand throughout the region.

•                              Sales for marine applications decreased 15 percent due to weak industry demand, partially offset by higher sales for workboat and general cargo vessels.

Financial Products Revenues - Revenues were $686 million, a decrease of $35 million, or 5 percent, from the second quarter of 2009.

•                              Revenues decreased $59 million due to a decrease in average earning assets, partially offset by an increase of $14 million due to the favorable impact of higher interest rates on new and existing finance receivables.

•                              Other revenues at Cat Financial increased $8 million.  The increase was due to a $12 million favorable impact from returned and repossessed equipment and the absence of a $9 million write-down on retained interests related to the securitized asset portfolio in the second quarter of 2009, partially offset by the unfavorable impact from various other revenue items.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between second quarter 2009 (at left) and second quarter 2010 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other/M&E Redundancy includes the operating profit impact of consolidating adjustments and Machinery and Engines other operating (income) expenses, which include Machinery and Engines redundancy costs.

Operating profit in the second quarter of 2010 was $977 million compared to $347 million in the second quarter of 2009.  The improvement was primarily the result of higher sales volume, which includes the impact of an unfavorable mix of products, lower manufacturing costs and better price realization.  The improvements were partially offset by higher selling, general and administrative (SG&A) and research and development (R&D) expenses and an unfavorable impact of currency.

Manufacturing costs improved $316 million primarily due to variable labor and burden efficiencies and lower warranty and material costs, partially offset by the absence of $110 million of LIFO inventory decrement benefits.

SG&A and R&D expenses increased by $217 million primarily due to provisions related to incentive pay and increased expense to support product development programs related to EPA Tier 4 emissions requirements.

Currency had a $77 million negative impact on operating profit as the negative impact on costs more than offset the benefit to sales.

Redundancy costs were $85 million in the second quarter of 2009.

Operating Profit (Loss) by Principal Line of Business

(Millions of dollars)	Second Quarter 2010	Second Quarter 2009	$ Change	% Change
Machinery[1]	$477	$(252)	$729	—
Engines[1]	462	555	(93)	(17)%
Financial Products	92	127	(35)	(28)%
Consolidating Adjustments	(54)	(83)	29
Consolidated Operating Profit	$977	$347	$630	182%

1          Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit/Loss by Principal Line of Business

•                            Machinery operating profit was $477 million compared to an operating loss of $252 million in the second quarter of 2009.  Positive factors included higher sales volume, which includes the impact of an unfavorable mix of products, lower manufacturing costs (despite the absence of LIFO decrement benefits) and improved price realization.  These improvements were partially offset by higher SG&A and R&D expenses.

•                            Engines operating profit of $462 million was down $93 million from the second quarter of 2009.  Higher SG&A and R&D expenses and lower sales volume, which includes the impact of an unfavorable mix of products, were partially offset by lower manufacturing costs and improved price realization.

•                            Financial Products operating profit of $92 million was down $35 million, or 28 percent, from the second quarter of 2009.  The decrease was primarily attributable to a $26 million unfavorable impact from lower average earning assets and a $12 million increase in SG&A expenses (excluding the provision for credit losses).

Other Profit/Loss Items

•                            Interest expense excluding Financial Products decreased $28 million from the second quarter of 2009.

•                            Other income/expense was income of $50 million compared with income of $163 million in the second quarter of 2009.  The decrease was primarily caused by an unfavorable impact from currency exchange gains and losses.

•                            The provision for income taxes in the second quarter of 2010 reflects an estimated annual effective tax rate of 29 percent, excluding the items discussed below, compared to an actual tax rate of 10 percent for the second quarter of 2009.  The 2010 estimated annual tax rate is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.  The 2010 estimated annual tax rate is based on current tax law and therefore does not include the U.S. research and development tax credit and other benefits that have not been extended past 2009.

The provision for income taxes in the second quarter of 2010 also includes a $34 million benefit related to the recognition of refund claims for prior tax years, a $26 million benefit for the release of a valuation allowance against the deferred tax assets of certain non-U.S. entities due to tax planning actions implemented in the second quarter of 2010, and a $5 million benefit related to the first three months of 2010 for a decrease in the estimated annual tax rate from 30 to 29 percent.

•                            Profit (loss) attributable to noncontrolling interests negatively impacted profit by $37 million from the second quarter of 2009, primarily due to improved financial performance of Caterpillar Japan Ltd. (Cat Japan).   We own two-thirds of Cat Japan, meaning one-third of its profits or losses are attributable to our partner, Mitsubishi Heavy Industries.

SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2009

SALES AND REVENUES

Consolidated Sales and Revenues Comparison
June 2010 YTD vs. June 2009 YTD

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between six months ended June 30, 2009 (at left) and the six months ended June 30, 2010 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the six months ended June 30, 2010 were $18.647 billion, up $1.447 billion, or 8 percent, from the six months ended June 30, 2009.  Machinery sales volume was up $1.937 billion due to absence of dealer inventory reductions that occurred in the first half of 2009 and higher end-user demand.  Engines volume decreased $951 million.  Price realization improved $359 million, and currency had a positive impact on sales of $165 million.  Financial Products revenues decreased $63 million.

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Six months ended June 30, 2010
Machinery	$11,995	24%	$4,368	11%	$1,899	55%	$2,358	4%	$3,370	51%
Engines[1]	5,279	(13)%	1,814	(12)%	557	7%	1,742	(25)%	1,166	—
Financial Products[2]	1,373	(4)%	804	(8)%	144	12%	222	(9)%	203	9%
	$18,647	8%	$6,986	1%	$2,600	39%	$4,322	(11)%	$4,739	32%
Six months ended June 30, 2009
Machinery	$9,680		$3,946		$1,227		$2,268		$2,239
Engines[1]	6,084		2,073		521		2,325		1,165
Financial Products[2]	1,436		876		129		244		187
	$17,200		$6,895		$1,877		$4,837		$3,591

[1]

Does not include internal engines transfers of $1,103 million and $755 million in the six months ended June 30, 2010 and 2009, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2]	Does not include internal revenues earned from Machinery and Engines of $126 million and $174 million in the six months ended 2010 and 2009, respectively.

Machinery Sales - Sales of $11.995 billion increased $2.315 billion, or 24 percent, from the six months ended June 30, 2009.

•                              Sales volume increased $1.937 billion.

•                              Price realization increased $246 million.

•                              Currency increased sales by $132 million.

•                              Geographic mix between regions (included in price realization) was $31 million unfavorable.

•                              Volume comparisons differed markedly between quarters.  Volume declined in the first quarter due to dealers reporting lower deliveries to end users.  In the second quarter, volume increased sufficiently to allow a large first-half gain.

•                              Dealer-reported inventories were about flat during the first half of 2010 compared with a reduction of about $1.5 billion in the first half of 2009. Absence of the 2009 inventory change was the primary reason for higher sales volume.

North America – Sales increased $422 million, or 11 percent.

•                              Sales volume increased $322 million.

•                              Price realization increased $98 million.

•                              Currency increased sales by $2 million.

•                              The gain in sales volume resulted from an increase in dealer deliveries to end users.  This improvement occurred in response to low interest rates and some improvement in economic activity.

•                              U.S. housing starts averaged 14 percent higher than last year, and new home sales rose slightly.  Sales of new single-family units outpaced starts, driving the inventory of unsold homes to a 40-year low.  The Canadian housing recovery has been much stronger, with starts up 52 percent in the first half.  These factors contributed to an increase in sales of smaller machines.

•                              U.S. nonresidential building contracting fell 20 percent due to weak commercial property prices and low industrial capacity utilization.  Highway construction contracting increased 16 percent, benefiting from the Federal government’s recovery program.

•                              Metals prices increased 62 percent, leading to a 3-percent increase in U.S. metals production.  Gains were concentrated in the second quarter.

•                              Central Appalachian coal prices averaged 14 percent higher; however, a weak first quarter resulted in a 2-percent decline in U.S. coal production in the first half of 2010 compared to the first half of 2009.  In contrast, Canadian production expanded 40 percent.

Latin America – Sales increased $672 million, or 55 percent.

•                              Sales volume increased $521 million.

•                              Price realization increased $75 million.

•                              Currency increased sales by $76 million.

•                              Dealers reported increases in their inventories during the first half, a change from the large reduction made last year.  This difference in inventory practices, taken to prepare for a better economic environment, accounted for the growth in sales volume.

•                              Factors underlying the improvement in volume included low interest rates, higher commodity prices and strong economic recoveries.  Both construction spending and mining output improved.

•                              Brazil was the biggest contributor to higher sales volume.  Construction increased 15 percent in the first quarter, the latest data available, and mine production increased 18 percent.

EAME – Sales increased $90 million, or 4 percent.

•                              Sales volume increased $111 million.

•                              Price realization decreased $36 million.

•                              Currency increased sales by $15 million.

•                              Sales volume increased due to a strong second quarter.  Growth occurred because dealers reduced reported inventories much less than a year earlier.  Better economic conditions encouraged dealers to alter their inventory practices.

•                              Sales volume increased in Europe and AME.  In Europe low interest rates and some economic recovery contributed to the gain.  An economic recovery in Turkey and higher oil prices led to growth in AME.

Asia/Pacific – Sales increased $1.131 billion, or 51 percent.

•                              Sales volume increased $952 million.

•                              Price realization increased $140 million.

•                              Currency increased sales by $39 million.

•                              Dealers reported modest increases in their inventories in the first half of 2010 in contrast to reductions last year.  This change was a significant contributor to the increased sales volume.

•                              Dealers reported much higher deliveries to end users, further increasing sales volume.  Asian economies were in strong economic recoveries, which benefited construction, and higher metals and coal prices encouraged investment in the mining industry.  Sales volume increased in most countries.

•                              China had the largest increase in sales volume due to a strong economic recovery.  The government’s stimulus program, with its focus on infrastructure development, benefited construction.

•                              In Australia, higher coal prices caused mines to increase output, and housing benefited from better economic conditions.  These factors contributed to the growth in sales volume.

Engines Sales – Sales of $5.279 billion decreased $805 million, or 13 percent, from the six months ended June 30, 2009.

•                              Sales volume decreased $951 million.

•                              Price realization increased $113 million.

•                              Currency increased sales by $33 million.

•                              Geographic mix between regions (included in price realization) was $8 million favorable.

•                              Dealer-reported inventories and months of supply were down, as dealer deliveries declined.

North America – Sales decreased $259 million, or 12 percent.

•                              Sales volume decreased $259 million.

•                              Price realization decreased $1 million.

•                              Currency increased sales by $1 million.

•                              Sales for petroleum applications decreased 28 percent primarily due to a decline in sales of engines used for gas compression and drilling, partially offset by higher turbine sales.

•                              Sales for electric power applications decreased 24 percent due to weak industry demand and lower turbine sales.

•                              Sales for industrial applications increased 10 percent based on higher construction and infrastructure activity.

Latin America – Sales increased $36 million, or 7 percent.

•                              Sales volume increased $19 million.

•                              Price realization increased $9 million.

•                              Currency increased sales by $8 million.

•                              Sales of electric power applications increased 59 percent due to higher turbine sales and increases in dealer inventories.

•                              Sales for petroleum applications decreased 17 percent due to lower turbine sales and a slowdown in demand for production power applications.

EAME — Sales decreased $583 million, or 25 percent.

•                              Sales volume decreased $658 million.

•                              Price realization increased $53 million.

•                              Currency increased sales by $22 million.

•                              Sales for electric power applications decreased 17 percent due to weak industry demand and dealer efforts to reduce inventory.

•                              Sales for petroleum applications decreased 43 percent primarily due to lower turbine sales as well as a slowdown in demand for engines used in production applications and land-based drilling.

•                              Sales for marine applications decreased 34 percent due to weak industry demand and a declining order backlog.

•                              Sales for industrial applications decreased 3 percent due to lower demand in construction and agricultural applications.

Asia/Pacific – Sales increased $1 million.

•                              Sales volume decreased $45 million.

•                              Price realization increased $44 million.

•                              Currency increased sales by $2 million.

•                              Sales for electric power applications increased by 11 percent due to higher turbine sales.

•                              Sales for industrial applications increased 56 percent primarily due to increased demand from Original Equipment Manufacturers (OEMs).

•                              Sales for marine applications decreased 16 percent due to weak industry demand, partially offset by higher sales for workboat and general cargo vessels.

•                              Sales for petroleum applications decreased 4 percent primarily due to lower turbine sales and continued slowdown in Chinese land-based drill activity.

Financial Products Revenues - Revenues of $1.373 billion decreased $63 million, or 4 percent, from the six months ended June 30, 2009.

•                              Revenues decreased $112 million due to a decrease in average earning assets, partially offset by an increase of $30 million due to the favorable impact of higher interest rates on new and existing finance receivables.

•                              Other revenues at Cat Financial increased $14 million.  The increase was due to the absence of $31 million in write-downs on retained interests related to the securitized asset portfolio in 2009, partially offset by the unfavorable impact from various other revenue items.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between six months ended June 30, 2009 (at left) and six months ended June 30, 2010 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other/M&E Redundancy includes the operating profit impact of consolidating adjustments and Machinery and Engines other operating (income) expenses, which include Machinery and Engines redundancy costs.

Operating profit for the six months ended June 30, 2010 was $1.485 billion compared to $172 million for the six months ended June 30, 2009.  The improvement was primarily the result of lower manufacturing costs, absence of 2009 redundancy costs and better price realization.  The improvements were partially offset by higher SG&A and R&D expenses, lower sales volume, which includes the impact of an unfavorable mix of products, and the negative impact of currency.

Manufacturing costs improved $882 million primarily due to lower labor and overhead, warranty and material costs, partially offset by the absence of LIFO inventory decrement benefits of $110 million.

SG&A and R&D expenses increased by $246 million primarily due to provisions related to incentive pay and increased expense to support product development programs related to EPA Tier 4 emissions requirements.

Currency had a $115 million negative impact on operating profit as the negative impact on costs more than offset the benefit to sales.

Redundancy costs were $643 million for the six months ended June 30, 2009.

Operating Profit (Loss) by Principal Line of Business

(Millions of dollars)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	$ Change	% Change
Machinery[1]	$671	$(761)	$1,432	—
Engines[1]	726	853	(127)	(15)%
Financial Products	189	226	(37)	(16)%
Consolidating Adjustments	(101)	(146)	45
Consolidated Operating Profit	$1,485	$172	$1,313	763%

1          Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

Operating Profit/Loss by Principal Line of Business

•                            Machinery operating profit was $671 million compared to an operating loss of $761 million for the six months ended June 30, 2009.  Positive factors included lower manufacturing costs (despite the absence of LIFO decrement benefits), absence of 2009 redundancy costs, higher sales volume, which includes the impact of an unfavorable mix of products, and improved price realization.  These improvements were partially offset by higher SG&A and R&D expenses and the negative impact of currency.

•                            Engines operating profit of $726 million was down $127 million from the six months ended June 30, 2009.  Lower sales volume and higher SG&A and R&D expenses were partially offset by the absence of 2009 redundancy costs, lower manufacturing costs and improved price realization.

•                            Financial Products operating profit of $189 million was down $37 million from the six months ended June 30, 2009.  The decrease was primarily attributable to a $51 million unfavorable impact from lower average earning assets, a $21 million increase in SG&A expenses (excluding the provision for credit losses) and a $14 million increase in the provision for credit losses at Cat Financial, offset by the absence of $31 million in write-downs on retained interests related to the securitized asset portfolio in 2009 and an $18 million favorable impact from increased net yield on average earning assets.

Other Profit/Loss Items

•                            Interest expense excluding Financial Products decreased $27 million from the six months ended June 30, 2009.

•                            Other income/expense was income of $113 million compared with income of $227 million in the six months ended June 30, 2009.  The decrease was primarily driven by an unfavorable impact from currency exchange gains and losses.

•                            The provision for income taxes for the first six months of 2010 reflects an estimated annual effective tax rate of 29 percent, excluding the items discussed below, compared to an actual tax rate of negative 20.5 percent for the first six months of 2009.  The 2010 estimated annual tax rate is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate. The 2010 estimated annual tax rate is based on current tax law and therefore does not include the U.S. research and development tax credit and other benefits that have not been extended past 2009.

The provision for income taxes for 2010 also includes a deferred tax charge of $90 million due to the enactment of U.S. healthcare legislation effectively making government subsidies received for Medicare equivalent prescription drug coverage taxable. Guidance on accounting for income taxes requires that the deferred tax effects of changes in laws be reflected in the financial statements in the period in which the legislation is enacted regardless of the effective date.  Deferred tax assets had previously been recorded based on the liability for other postretirement benefits without regard to the tax-free subsidy. As a result of the law change, deferred tax assets were reduced to reflect the expected future income tax on the subsidy.  Beginning in 2013, a cash tax cost will be incurred when the subsidies received increase taxable income.

This deferred tax charge was offset by a $34 million benefit related to the recognition of refund claims for prior tax years and a $26 million benefit for the release of a valuation allowance against the deferred tax assets of certain non-U.S. entities due to tax planning actions implemented in the second quarter of 2010.

•                            Profit (loss) attributable to noncontrolling interests negatively impacted profit by $59 million from the six months ended June 30, 2009, primarily due to improved financial performance of Caterpillar Japan Ltd. (Cat Japan).   We own two-thirds of Cat Japan, meaning one-third of its profits or losses are attributable to our partner, Mitsubishi Heavy Industries.

GLOSSARY OF TERMS

1.

Caterpillar Japan Ltd. (Cat Japan) – A Caterpillar subsidiary formerly known as Shin Caterpillar Mitsubishi Ltd. (SCM). SCM was a 50/50 joint venture between Caterpillar and Mitsubishi Heavy Industries Ltd. (MHI) until SCM redeemed one half of MHI’s shares on August 1, 2008. Caterpillar now owns 67 percent of the renamed entity. We began consolidating Cat Japan in the fourth quarter of 2008.

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

5.

Debt-to-Capital Ratio – A key measure of financial strength used by both management and our credit rating agencies. The metric is a ratio of Machinery and Engines debt (short-term borrowings plus long-term debt) and redeemable noncontrolling interest to the sum of Machinery and Engines debt, redeemable noncontrolling interest and stockholders’ equity.

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

12.

LIFO Inventory Decrement Benefits – A significant portion of Caterpillar’s inventory is valued using the last-in, first-out (LIFO) method. With this method, the cost of inventory is comprised of “layers” at cost levels for years when inventory increases occurred. A LIFO decrement occurs when inventory decreases, depleting layers added in earlier, generally lower cost, years. A

LIFO decrement benefit represents the impact on profit of charging cost of goods sold with prior-year cost levels rather than current period costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Engines operations.  Funding for these businesses is also provided by commercial paper and long-term debt issuances.  Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from their existing portfolio.  Throughout the first half of 2010, we continued to experience favorable liquidity conditions in both our Machinery and Engines and Financial Products operations.  On a consolidated basis, we ended the first half of 2010 with $3.6 billion of cash, a decrease of $1.3 billion from year-end 2009.  Our cash balances are held in numerous locations throughout the world.  Most of the amounts held outside the U.S. could be repatriated to the U.S. but generally would be subject to incremental U.S. income taxes.

Consolidated operating cash flow for the first half of 2010 was $1.74 billion, down from $2.80 billion for the same period a year ago.   Improving economic conditions in the first half of 2010 compared with recessionary conditions a year ago have resulted in significant changes in the components of operating cash flow from 2009 to 2010.  Operating cash flow in the first half of 2010 benefited from profit of consolidated and affiliated companies of $969 million and an increase in accounts payable, reflecting higher levels of material purchases for production ramp-up to meet increasing demand.  Offsetting these items were higher receivables resulting from improved sales volume, and an increase in inventory, also related to production ramp-up.  The first half of 2009 benefited from significant declines in receivables and inventory, partially offset by lower accounts payable and changes in other working capital items.  See further discussion of operating cash flow under Machinery and Engines and Financial Products.

Total debt as of June 30, 2010, was $29.15 billion, a decrease of $2.48 billion from year-end 2009.  Debt related to Machinery and Engines decreased $908 million in the first half of 2010.  Debt related to Financial Products decreased $1.57 billion reflecting declining portfolio balances at Cat Financial.

We have three global credit facilities with a syndicate of banks totaling $6.99 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial to support their commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Cat Financial as of June 30, 2010 was $5.49 billion.

•                            The five-year facility of $1.62 billion expires in September 2012.

•                            The five-year facility of $2.98 billion expires in September 2011.

•                            The 364-day facility of $2.39 billion expires in September 2010.

At June 30, 2010, Caterpillar’s consolidated net worth was $13.57 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2010, Cat Financial’s covenant interest coverage ratio was 1.27 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at June 30, 2010, Cat Financial’s covenant leverage ratio was 7.21 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2010, there were no borrowings under the Credit Facility.

Our total credit commitments as of June 30, 2010 were:

(Millions of dollars)	Consolidated	Machinery and Engines	Financial Products
Credit lines available:
Global credit facilities	$6,988	$1,500	$5,488
Other external	3,897	370	3,527
Total credit lines available	10,885	1,870	9,015
Less: Global credit facilities supporting commercial paper	(2,164)	—	(2,164)
Less: Utilized credit	(2,141)	(143)	(1,998)
Available credit	$6,580	$1,727	$4,853

Other consolidated credit lines with banks as of June 30, 2010 totaled $3.90 billion.  These credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery and Engines

Net cash provided by operating activities was $2.36 billion in the first half of 2010 compared to $583 million in the first half of 2009.  The change was primarily due to increased profit and a $600 million dividend from Cat Financial in the first quarter of 2010.  Profit of consolidated and affiliated companies in the first half of 2010 was $964 million compared to $221 million for the same period a year ago.  Improving economic conditions in the first half of 2010 compared with recessionary conditions a year ago have resulted in significant changes in the components of working capital from 2009 to 2010.  During the first half of 2010, we experienced increased demand and a production ramp-up, resulting in an increase in accounts payable and customer advances, which was more than offset by increases in inventory and receivables.  In the first half of 2009, we were executing our strategic “trough” plans as demand and production were decreasing.  This resulted in significant decreases in inventory and receivables, which were partially offset by decreases in accounts payable and accrued expenses.  Net cash used for investing activities in the first half of 2010 was $1.15 billion compared to $35 million for the same period in 2009.  The change was due to loans to Cat Financial in 2010, compared with net payments from Cat Financial in 2009.  Net cash used for financing activities in the first half of 2010 was $1.51 billion, primarily a result of payments on long-term debt and dividend payments.  During the same period in 2009, net cash used for financing activities was $378 million, as proceeds from loans with Cat Financial of $1.02 billion were offset by payments on short-term borrowings and dividends.

Our priorities for the use of cash are maintaining a strong financial position that helps protect our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position – A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt-to-capital ratio.  Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders’ equity.  Debt also includes borrowings from Financial Products.  The debt-to-capital ratio for Machinery and Engines was 41.9 percent at June 30, 2010 compared to 53.1 percent at June 30, 2009, within our target range of 35 to 45 percent.  This strengthening financial position was a significant factor in the recent decision to increase our dividend by 5 percent.  In addition to the debt-to-capital ratios, certain rating agencies have increased their focus on the extent to which Caterpillar and Cat Financial have cash and cash equivalents and unused credit lines available to meet short-term debt requirements.  Caterpillar and Cat Financial have been taking this focus into account when planning for liquidity needs.  This focus has resulted in higher cash balances for Caterpillar and Cat Financial.

Capital to support growth – Capital expenditures during the first half of 2010 were $492 million, an increase of $50 million compared to the first half of 2009.  We expect capital expenditures to be about $1.8 billion in 2010, up from $1.3 billion in 2009.

Appropriately funded employee benefit plans – We contributed $548 million to our pension plans in the first half of 2010 and we anticipate additional contributions of approximately $450 million during the remainder of the year.  In addition, beginning in June 2009, the company began funding the 401(k) match with company stock.  This equated to a contribution of $62 million (1 million shares) for the first half of 2010.

Paying dividends – Dividends paid totaled $527 million in the first half of 2010, representing 42 cents per share paid in the first and second quarters.  Each quarter, our Board of Directors reviews the company’s dividend and determines whether to increase, maintain or decrease the dividend for the applicable quarter.  The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.  On June 9, 2010, we increased the quarterly cash dividend 5 percent to 44 cents per share payable August 20, 2010 to stockholders of record at the close of business on July 20, 2010.

Common stock repurchases – Pursuant to the February 2007 Board-authorized stock repurchase program, which expires on December 31, 2011, $3.8 billion of the $7.5 billion authorized was spent through 2008.  As a result of the global economic recession, our stock repurchase program has been temporarily suspended since the first quarter of 2009.  Basic shares outstanding as of June 30, 2010 were 630 million.

Financial Products

Operating cash flow was $370 million through the first half of 2010, compared with $518 million for the same period a year ago.  The decrease in operating cash flow was primarily related to the absence of cash proceeds from liquidated interest rate swaps.  Net cash provided by investing activities was $354 million through the first half of 2010, compared to $1.98 billion for the same period in 2009. This change is primarily the result of lower collections of finance receivables, lower proceeds from the sale of finance receivables and higher additions to finance receivables at Cat Financial, partially offset by lower intercompany borrowings.  Net cash used for financing activities was $1.57 billion through the first half of 2010, compared to $1.40 billion for the same period in 2009, primarily due to a $600 million dividend payment to Caterpillar Inc. and lower debt issuances, partially offset by higher intercompany borrowings.

During the second quarter, overall portfolio quality began to show signs of improvement, as economic conditions around the world continued to improve.  At the end of the second quarter of 2010, past dues were 5.33 percent, down from 6.06 percent at the end of the first quarter and 5.54 percent at the end of 2009.  At the end of the second quarter of 2009, past dues were 5.53 percent.  The reduction in past dues from year end is primarily due to the general improvement in global economic conditions.  We expect gradual improvement in past dues during the remainder of 2010.

Bad debt write-offs, net of recoveries, were $52 million for the second quarter of 2010, down $3 million from the second quarter of 2009.  Second-quarter 2010 annualized losses were 0.91 percent of the average retail portfolio compared to 0.89 percent for the second quarter of 2009 and 1.03 percent for the full-year 2009.

At the end of the second quarter of 2010, Cat Financial’s allowance for credit losses was 1.70 percent of net finance receivables, increasing from 1.64 percent on December 31, 2009, and 1.55 percent at the end of the second quarter of 2009.  As a result of new accounting guidance implemented during the first quarter of 2010, Cat Financial began consolidating securitized assets which had previously been off balance sheet.  On January 1, 2010, the consolidation of these assets had the impact of increasing the allowance for credit losses by $18 million and the total allowance as a percent of net finance receivables by 6 basis points.  At the end of the second quarter of 2010, the allowance for credit losses totaled $383 million, compared with $377 million on December 31, 2009 and $378 million at the end of the second quarter of 2009.  The increase of $5 million in allowance for credit losses year-over-year reflected a $34 million increase associated with the higher allowance rate, partially offset by a $29 million decrease due to a reduction in the overall net finance receivable portfolio.

Cat Financial continued to experience favorable liquidity conditions in all key global funding markets during the second quarter of 2010. Commercial Paper (CP) market liquidity and pricing continued to be favorable, with CP outstanding totaling $2.2 billion at quarter-end supported by a $5.5 billion revolving credit facility.  During the second quarter of 2010, Cat Financial issued EUR 365 million, AUD 200 million and $300 million in medium-term notes.  Our second quarter 2010 CP, term debt issuance and year-to-date portfolio cash receipts have provided sufficient liquidity for operations.

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

The impairment test process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted five year forecasted cash flow with a year-five residual value. The residual value is computed using the constant growth method, which values the forecasted cash flows in perpetuity. The income approach is supported by a reconciliation of our calculated fair value for Caterpillar to the company’s market capitalization. The assumptions about future cash flows and growth rates are based on each reporting unit’s long-term forecast and are subject to review and approval by senior management. The discount rate is based on our weighted average cost of capital, which we believe approximates the rate from a market participant’s perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures.

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

For equity securities in a loss position, determining whether the security is other-than-temporarily impaired requires an analysis of the securities’ historical sector returns and volatility. This information is utilized to estimate the security’s future fair value to assess whether the security has the ability to recover to its original cost over a reasonable period of time as follows:

•                                          Historical annualized sector returns over a two-year period are analyzed to estimate the security’s fair value over the next two years.

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

•                                          The weighted-average dividend yield is based on Caterpillar’s historical dividend yields.  As holders of stock-based awards do not receive dividend payments, this could result in employees retaining the award for a longer period of time if dividend yields decrease or exercising the award sooner if dividend yields increase.  A decrease in the dividend yield would result in an increase in our expense.

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

•                                          The assumed discount rate is used to discount future benefit obligations back to today’s dollars.  The U.S. discount rate is based on a benefit cash flow-matching approach and represents the rate at which our benefit obligations could effectively be settled as of our measurement date, December 31.  The benefit cash flow-matching approach involves analyzing Caterpillar’s projected cash flows against a high quality bond yield curve, calculated using a wide population of corporate Aa bonds available on the measurement date.  The very highest and lowest yielding bonds (top and bottom 10 percent) are excluded from the analysis.  A similar approach is used to determine the assumed discount rate for our most significant non-U.S. plans. This rate is sensitive to changes in interest rates.  A decrease in the discount rate would increase our obligation and future expense.

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

Post-sale discount reserve — We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $692 million and $662 million as of June 30, 2010 and December 31, 2009 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

Credit loss reserve — Management’s ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable losses we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss including accounts which have been modified.  Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings as well as general information regarding industry trends and the general economic environment.

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

EMPLOYMENT

Caterpillar’s worldwide employment was 97,487 at the end of the second quarter of 2010.  Year to date in 2010 we have added about 3,650 employees, primarily due to increases in production.  About 1,250 of the additional employees were in the United States, and about 2,400 were outside the United States.

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

We have disclosed certain individual legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaged in negotiations with EPA and the U.S. Department of Justice to resolve these issues.  On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies.  Caterpillar continues to cooperate with EPA and the Department of Justice and, while penalties will likely exceed $100,000, management does not believe that this issue will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

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

Retirement Benefits

We recognized pension expense of $154 million and $310 million for the three and six months ended June 30, 2010, as compared to $112 million and $369 million for the three and six months ended June 30, 2009.  The increase in expense for the three months ended June 30, 2010 was the result of increased amortization of net actuarial losses due to significant asset losses in 2008 and lower discount rates at the end of 2009.  The decrease in expense for the six months ended June 30, 2010 was the result of $139 million of curtailment, settlement and special termination benefit costs due to voluntary and involuntary separation programs (discussed below) recognized in 2009, partially offset by increased amortization of net actuarial losses due to significant asset losses in 2008 and lower discount rates at the end of 2009.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of June 30, 2010, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $6.11 billion. The majority of the actuarial losses are due to significant asset losses during 2008 in addition to losses resulting from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $50 million and $99 million for the three and six months ended June 30, 2010, as compared to $52 million and $180 million for the three and six months ended June 30, 2009.  The decrease in expense for the six months ended June 30, 2010 is due to curtailment losses of $62 million recognized in 2009 as a result of employee separation programs (discussed below) and the impact of amendments to our U.S. support and management other postretirement benefit plan (discussed below) on 2010 expense.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $643 million at June 30, 2010. These losses mainly reflect several years of declining discount rates and significant asset losses during 2008, partially offset by gains from lower than expected health care costs.

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

First quarter 2009 voluntary and involuntary separation programs impacted employees participating in U.S. and non-U.S. pension and other postretirement benefit plans.  Due to the significance of these events, certain plans were re-measured as of January 31 and March 31, 2009.  Re-measurements for U.S. separation programs resulted in curtailment losses of $124 million to pension and $61 million to other postretirement benefit plans.  Special termination benefits of $6 million were also recognized for a U.S. pension early retirement program.  Re-measurements for non-U.S. separation programs resulted in settlement losses of $9 million to pension and curtailment losses of $1 million to other postretirement benefit plans.

In March 2009, we amended our U.S. support and management other postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older will enroll in individual health plans that work with Medicare and will no longer participate in a Caterpillar-sponsored group health plan.  Instead, the retirees will be in individual health plans that work with Medicare, such as Medicare Advantage and Medicare Supplement plans.  In addition, Caterpillar will fund a tax-advantaged Health Reimbursement Arrangement (HRA) to assist the retirees with medical expenses.  The plan amendment required a plan re-measurement as of March 31, 2009, which resulted in a decrease in our Liability for postretirement benefits of $432 million and an increase in Accumulated other comprehensive income (loss) of $272 million net of tax.  The plan was further amended in December 2009 to define the HRA benefit that active employees will receive once they are retired and reach age 65.  The plan was re-measured at year-end 2009 and the December amendment resulted in a decrease in our Liability for postretirement benefits of $101 million and an increase in Accumulated other comprehensive income (loss) of $64 million net of tax.  These decreases will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees in the plan.  The amendments reduced other postretirement benefits expense by approximately $28 million and $55 million for the three and six months ended June 30, 2010 and reduced expense by approximately $20 million for the three and six months ended June 30, 2009.

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

We made $548 million of contributions to our U.S. and non-U.S. pension plans during the six months ended June 30, 2010 and we currently anticipate additional contributions of approximately $450 million during the remainder of the year, most of which are voluntary contributions.  We believe we have adequate liquidity resources to fund both U.S. and non-U.S. plans. We made $953 million of contributions to our U.S. and non-U.S. pension plans during the six months ended June 30, 2009, including a voluntary contribution to our U.S. plans of 18.2 million shares ($650 million) in Caterpillar stock, held as treasury stock.

Employee Separation Charges

In 2009, we reported employee separation charges of $481 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs were in response to a sharp decline in sales volume due to the global recession.

For the three and six months ended June 30, 2010, we recognized employee separation charges of $20 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to involuntary separations due to the streamlining of our corporate structure as announced in the second quarter.  Also included in the second quarter of 2010 pretax stock-based compensation cost was $17 million relating to the modification of awards resulting from separations due to the streamlining of our corporate structure as announced in the second quarter.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the 2009 and 2010 separation activity by geographic region:

	Machinery and Engines
(Millions of dollars)	North America	Latin America	EAME	Asia Pacific	Financial Products[1]	Total
Liability balance at December 31, 2008	$4	$2	$5	$—	$—	$11

Increase in liability (separation charges)[2]	$323	$15	$102	$31	$10	$481
Reduction in liability (payments and other adjustments)	(313)	(17)	(78)	(25)	(10)	(443)
Liability balance at December 31, 2009	$14	$—	$29	$6	$—	$49

Increase in liability (separation charges)	$15	$—	$2	$3	$—	$20
Reduction in liability (payments and other adjustments)	(13)	—	(16)	(6)	—	(35)
Liability balance at June 30, 2010	$16	$—	$15	$3	$—	$34

1      Includes $8 million for North America and $2 million for EAME.

2      Includes $442 million for the six months ended June 30, 2009.

The remaining liability balances as of June 30, 2010 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs are expected to be paid during 2010.

In addition to the 2009 separation charges noted above, we reported $225 million ($201 million for the six months ended June 30, 2009) of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

The majority of the separation charges, made up primarily of cash severance payments, pension and other postretirement benefit costs, and stock-based compensation cost noted above were not assigned to operating segments.  They are included in the reconciliation of total accountable profit from reportable segments to total profit (loss) before taxes.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $14.9 billion at June 30, 2010 and $9.6 billion at December 31, 2009.  Of the total backlog, approximately $2.8 billion at June 30, 2010 and $2.5 billion at December 31, 2009 was not expected to be filled in the following twelve months.  Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

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

Profit Per Share Excluding Redundancy Costs

During the second quarter of 2009, we incurred redundancy costs of $85 million before tax related to employment reductions in response to the global recession.  Full-year 2009 redundancy costs were $706 million before tax.  We believe it is important to separately quantify the profit-per-share impact of redundancy costs in order for our 2009 results to be meaningful to our readers.  Reconciliation of profit per share excluding redundancy costs to the most directly comparable GAAP measure, profit per share, is as follows:

	Second Quarter 2009	First Half 2009	Full Year 2009
Profit per share	$0.60	$0.42	$1.43
Per share redundancy costs	$0.12	$0.70	$0.75
Profit per share excluding redundancy costs	$0.72	$1.12	$2.18

SUPPLEMENTAL CONSOLIDATING DATA

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Engines – The Machinery and Engines data contained in the schedules on pages 70 to 77 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP, and therefore, are unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures.  Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 70 to 77 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended June 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$9,723	$9,723	$—	$—
Revenues of Financial Products	686	—	753	(67)[2]
Total sales and revenues	10,409	9,723	753	(67)

Operating costs:
Cost of goods sold	7,372	7,372	—	—
Selling, general and administrative expenses	1,059	918	145	(4)[3]
Research and development expenses	450	450	—	—
Interest expense of Financial Products	234	—	234	—[4]
Other operating (income) expenses	317	44	282	(9)[3]
Total operating costs	9,432	8,784	661	(13)

Operating profit (loss)	977	939	92	(54)

Interest expense excluding Financial Products	81	102	—	(21)[4]
Other income (expense)	50	—	17	33[5]

Consolidated profit (loss) before taxes	946	837	109	—

Provision (benefit) for income taxes	209	193	16	—
Profit (loss) of consolidated companies	737	644	93	—

Equity in profit (loss) of unconsolidated affiliated companies	(4)	(4)	—	—
Equity in profit of Financial Products’ subsidiaries	—	90	—	(90)[6]

Profit (loss) of consolidated and affiliated companies	733	730	93	(90)

Less: Profit (loss) attributable to noncontrolling interests	26	23	3	—

Profit (loss) [7]	$707	$707	$90	$(90)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended June 30, 2009

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$7,254	$7,254	$—	$—
Revenues of Financial Products	721	—	814	(93)[2]
Total sales and revenues	7,975	7,254	814	(93)

Operating costs:
Cost of goods sold	5,752	5,752	—	—
Selling, general and administrative expenses	914	789	129	(4)[3]
Research and development expenses	351	351	—	—
Interest expense of Financial Products	272	—	272	—[4]
Other operating (income) expenses	339	59	286	(6)[3]
Total operating costs	7,628	6,951	687	(10)

Operating profit (loss)	347	303	127	(83)

Interest expense excluding Financial Products	109	139	—	(30)[4]
Other income (expense)	163	97	13	53[5]

Consolidated profit (loss) before taxes	401	261	140	—

Provision (benefit) for income taxes	40	6	34	—
Profit (loss) of consolidated companies	361	255	106	—

Equity in profit (loss) of unconsolidated affiliated companies	(1)	(1)	—	—
Equity in profit of Financial Products’ subsidiaries	—	102	—	(102)[6]

Profit (loss) of consolidated and affiliated companies	360	356	106	(102)

Less: Profit (loss) attributable to noncontrolling interests	(11)	(15)	4	—

Profit (loss) [7]	$371	$371	$102	$(102)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Six Months Ended June 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$17,274	$17,274	$—	$—
Revenues of Financial Products	1,373	—	1,499	(126)[2]
Total sales and revenues	18,647	17,274	1,499	(126)

Operating costs:
Cost of goods sold	13,266	13,266	—	—
Selling, general and administrative expenses	1,991	1,716	289	(14)[3]
Research and development expenses	852	852	—	—
Interest expense of Financial Products	467	—	468	(1)[4]
Other operating (income) expenses	586	43	553	(10)[3]
Total operating costs	17,162	15,877	1,310	(25)

Operating profit (loss)	1,485	1,397	189	(101)

Interest expense excluding Financial Products	183	224	—	(41)[4]
Other income (expense)	113	23	30	60[5]

Consolidated profit (loss) before taxes	1,415	1,196	219	—

Provision (benefit) for income taxes	440	395	45	—
Profit (loss) of consolidated companies	975	801	174	—

Equity in profit (loss) of unconsolidated affiliated companies	(6)	(6)	—	—
Equity in profit of Financial Products’ subsidiaries	—	169	—	(169)[6]

Profit (loss) of consolidated and affiliated companies	969	964	174	(169)

Less: Profit (loss) attributable to noncontrolling interests	29	24	5	—

Profit (loss) [7]	$940	$940	$169	$(169)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Six Months Ended June 30, 2009

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$15,764	$15,764	$—	$—
Revenues of Financial Products	1,436	—	1,610	(174)[2]
Total sales and revenues	17,200	15,764	1,610	(174)

Operating costs:
Cost of goods sold	12,779	12,779	—	—
Selling, general and administrative expenses	1,796	1,549	254	(7)[3]
Research and development expenses	739	739	—	—
Interest expense of Financial Products	551	—	554	(3)[4]
Other operating (income) expenses	1,163	605	576	(18)[3]
Total operating costs	17,028	15,672	1,384	(28)

Operating profit (loss)	172	92	226	(146)

Interest expense excluding Financial Products	210	253	—	(43)[4]
Other income (expense)	227	131	(7)	103[5]

Consolidated profit (loss) before taxes	189	(30)	219	—

Provision (benefit) for income taxes	(40)	(93)	53	—
Profit (loss) of consolidated companies	229	63	166	—

Equity in profit (loss) of unconsolidated affiliated companies	—	—	—	—
Equity in profit of Financial Products’ subsidiaries	—	158	—	(158)[6]

Profit (loss) of consolidated and affiliated companies	229	221	166	(158)

Less: Profit (loss) attributable to noncontrolling interests	(30)	(38)	8	—

Profit (loss)[7]	$259	$259	$158	$(158)

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

Caterpillar Inc.

Supplemental Data for Financial Position

At June 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$3,597	$1,900	$1,697	$—
Receivables – trade and other	6,348	4,861	1,105	382[2,3]
Receivables – finance	8,086	—	9,878	(1,792)[3]
Deferred and refundable income taxes	1,041	935	106	—
Prepaid expenses and other current assets	965	302	675	(12)[4]
Inventories	7,339	7,339	—	—
Total current assets	27,376	15,337	13,461	(1,422)

Property, plant and equipment – net	11,763	8,940	2,823	—
Long-term receivables – trade and other	1,150	274	266	610[2,3]
Long-term receivables – finance	11,585	—	12,247	(662)[3]
Investments in unconsolidated affiliated companies	154	146	8	—
Investments in Financial Products subsidiaries	—	3,762	—	(3,762)[5]
Noncurrent deferred and refundable income taxes	2,464	2,990	60	(586)[6]
Intangible assets	485	475	10	—
Goodwill	2,292	2,276	16	—
Other assets	1,524	309	1,215	—
Total assets	$58,793	$34,509	$30,106	$(5,822)

Liabilities
Current liabilities:
Short-term borrowings	$3,647	$933	$4,030	$(1,316)[7]
Accounts payable	3,975	3,877	186	(88)[8]
Accrued expenses	3,083	1,979	1,117	(13)[9]
Accrued wages, salaries and employee benefits	1,182	1,164	18	—
Customer advances	1,404	1,404	—	—
Dividends Payable	277	277	—	—
Other current liabilities	936	891	57	(12)[6]
Long-term debt due within one year	5,280	434	4,846	—
Total current liabilities	19,784	10,959	10,254	(1,429)
Long-term debt due after one year	20,226	4,886	15,398	(58)[7]
Liability for postemployment benefits	6,977	6,977	—	—
Other liabilities	2,102	1,983	692	(573)[6]
Total liabilities	49,089	24,805	26,344	(2,060)
Commitments and contingencies
Redeemable noncontrolling interest	432	432	—	—
Stockholders’ equity
Common stock	3,636	3,636	902	(902)[5]
Treasury stock	(10,539)	(10,539)	—	—
Profit employed in the business	20,133	20,133	2,845	(2,845)[5]
Accumulated other comprehensive income (loss)	(4,045)	(4,045)	(61)	61[5]
Noncontrolling interests	87	87	76	(76)[5]
Total stockholders’ equity	9,272	9,272	3,762	(3,762)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$58,793	$34,509	$30,106	$(5,822)

1            Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

2            Elimination of receivables between Machinery and Engines and Financial Products.

3            Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial’s wholesale inventory receivables.

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

9            Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.

Supplemental Data for Financial Position

At December 31, 2009

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$4,867	$2,239	$2,628	$—
Receivables – trade and other	5,611	3,705	1,464	442[2,3]
Receivables – finance	8,301	—	9,872	(1,571)[3]
Deferred and refundable income taxes	1,216	1,094	122	—
Prepaid expenses and other current assets	862	385	503	(26)[4]
Inventories	6,360	6,360	—	—
Total current assets	27,217	13,783	14,589	(1,155)
Property, plant and equipment – net	12,386	9,308	3,078	—
Long-term receivables – trade and other	971	381	182	408[2,3]
Long-term receivables – finance	12,279	—	12,717	(438)[3]
Investments in unconsolidated affiliated companies	105	97	8	—
Investments in Financial Products subsidiaries	—	4,514	—	(4,514)[5]
Noncurrent deferred and refundable income taxes	2,714	3,083	65	(434)[6]
Intangible assets	465	464	1	—
Goodwill	2,269	2,269	—	—
Other assets	1,632	297	1,335	—
Total assets	$60,038	$34,196	$31,975	$(6,133)
Liabilities
Current liabilities:
Short-term borrowings	$4,083	$1,433	$3,676	$(1,026)[7]
Accounts payable	2,993	2,862	229	(98)[8]
Accrued expenses	3,351	2,055	1,323	(27)[9]
Accrued wages, salaries and employee benefits	797	790	7	—
Customer advances	1,217	1,217	—	—
Dividends payable	262	262	—	—
Other current liabilities	888	808	101	(21)[6]
Long-term debt due within one year	5,701	302	5,399	—
Total current liabilities	19,292	9,729	10,735	(1,172)
Long-term debt due after one year	21,847	5,687	16,195	(35)[7]
Liability for postemployment benefits	7,420	7,420	—	—
Other liabilities	2,179	2,060	531	(412)[6]
Total liabilities	50,738	24,896	27,461	(1,619)
Commitments and contingencies
Redeemable noncontrolling interest	477	477	—	—
Stockholders’ equity
Common stock	3,439	3,439	883	(883)[5]
Treasury stock	(10,646)	(10,646)	—	—
Profit employed in the business	19,711	19,711	3,282	(3,282)[5]
Accumulated other comprehensive income (loss)	(3,764)	(3,764)	279	(279)[5]
Noncontrolling interests	83	83	70	(70)[5]
Total stockholders’ equity	8,823	8,823	4,514	(4,514)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$60,038	$34,196	$31,975	$(6,133)

1            Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

2            Elimination of receivables between Machinery and Engines and Financial Products.

3            Reclassification of Machinery and Engines’ trade receivables purchased by Cat Financial and Cat Financial’s wholesale inventory receivables.

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

7            Elimination of debt between Machinery and Engines and Financial Products.

8            Elimination of payables between Machinery and Engines and Financial Products.

9            Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Six Months Ended June 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$969	$964	$174	$(169)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,116	750	366	—
Other	176	201	(95)	70[4]
Financial Products’ dividend in excess of profit	—	431	—	(431)[3]
Changes in assets and liabilities:
Receivables - trade and other	(1,096)	(701)	64	(459)[4,5]
Inventories	(1,020)	(1,018)	—	(2)[4]
Accounts payable	1,151	1,153	(9)	7[4]
Accrued expenses	(91)	(12)	(93)	14[4]
Customer advances	171	171	—	—
Other assets – net	288	142	8	138[4]
Other liabilities – net	79	276	(45)	(152)[4]
Net cash provided by (used for) operating activities	1,743	2,357	370	(984)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(484)	(492)	(1)	9[4]
Expenditures for equipment leased to others	(372)	—	(397)	25[4]
Proceeds from disposals of property, plant and equipment	755	47	724	(16)[4]
Additions to finance receivables	(4,017)	—	(11,689)	7,672[5]
Collections of finance receivables	4,161	—	11,467	(7,306)[5]
Proceeds from sale of finance receivables	5	—	5	—
Net intercompany borrowings	—	(574)	286	288[6]
Investments and acquisitions (net of cash acquired)	(170)	(138)	(32)	—
Proceeds from sale of available-for-sale securities	90	3	87	—
Investments in available-for-sale securities	(81)	(1)	(80)	—
Other – net	6	2	(16)	20[7]
Net cash provided by (used for) investing activities	(107)	(1,153)	354	692
Cash flow from financing activities:
Dividends paid	(527)	(527)	(600)	600[8]
Common stock issued, including treasury shares reissued	84	84	20	(20)[7]
Excess tax benefit from stock-based compensation	39	39	—	—
Acquisitions of noncontrolling interests	(26)	(26)	—	—
Net intercompany borrowings	—	(286)	574	(288)[6]
Proceeds from debt issued (original maturities greater than three months)	4,251	126	4,125	—
Payments on debt (original maturities greater than three months)	(6,471)	(889)	(5,582)	—
Short-term borrowings – net (original maturities three months or less)	(136)	(30)	(106)	—
Net cash provided by (used for) financing activities	(2,786)	(1,509)	(1,569)	292
Effect of exchange rate changes on cash	(120)	(34)	(86)	—
Increase (decrease) in cash and short-term investments	(1,270)	(339)	(931)	—
Cash and short-term investments at beginning of period	4,867	2,239	2,628	—
Cash and short-term investments at end of period	$3,597	$1,900	$1,697	$—

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

5            Reclassification of Cat Financial’s cash flow activity from investing to operating for receivables that arose from the sale of inventory.

6            Elimination of net proceeds and payments to/from Machinery and Engines and Financial Products.

7            Elimination of change in investment and common stock related to Financial Products.

8            Elimination of dividend from Financial Products to Machinery and Engines.

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Six Months Ended June 30, 2009

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$229	$221	$166	$(158)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,072	710	362	—
Undistributed profit of Financial Products	—	(158)	—	158[3]
Other	59	258	(270)	71[4]
Changes in assets and liabilities:
Receivables - trade and other	3,133	1,446	102	1,585[4,5]
Inventories	1,631	1,631	—	—
Accounts payable	(2,181)	(2,151)	(74)	44[4]
Accrued expenses	(536)	(512)	(33)	9[4]
Customer advances	(338)	(338)	—	—
Other assets – net	168	(50)	241	(23)[4]
Other liabilities – net	(434)	(474)	24	16[4]
Net cash provided by (used for) operating activities	2,803	583	518	1,702
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(443)	(442)	(1)	—
Expenditures for equipment leased to others	(441)	—	(442)	1[4]
Proceeds from disposals of property, plant and equipment	454	41	413	—
Additions to finance receivables	(3,800)	—	(10,939)	7,139[5]
Collections of finance receivables	5,119	—	13,170	(8,051)[5]
Proceeds from sale of finance receivables	93	—	884	(791)[5]
Net intercompany borrowings	—	430	(1,016)	586[6]
Investments and acquisitions (net of cash acquired)	—	—	—	—
Proceeds from sale of available-for-sale securities	170	3	167	—
Investments in available-for-sale securities	(251)	(4)	(247)	—
Other – net	(53)	(63)	(10)	20[7]
Net cash provided by (used for) investing activities	848	(35)	1,979	(1,096)
Cash flow from financing activities:
Dividends paid	(505)	(505)	—	—
Common stock issued, including treasury shares reissued	31	31	20	(20)[7]
Excess tax benefit from stock-based compensation	2	2	—	—
Acquisitions of noncontrolling interests	(6)	(6)	—	—
Net intercompany borrowings	—	1,016	(430)	(586)[6]
Proceeds from debt issued (original maturities greater than three months)	9,029	872	8,157	—
Payments on debt (original maturities greater than three months)	(7,570)	(915)	(6,655)	—
Short-term borrowings – net (original maturities three months or less)	(3,365)	(873)	(2,492)	—
Net cash provided by (used for) financing activities	(2,384)	(378)	(1,400)	(606)
Effect of exchange rate changes on cash	(12)	(12)	—	—
Increase (decrease) in cash and short-term investments	1,255	158	1,097	—
Cash and short-term investments at beginning of period	2,736	1,517	1,219	—
Cash and short-term investments at end of period	$3,991	$1,675	$2,316	$—

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

5            Reclassification of Cat Financial’s cash flow activity from investing to operating for receivables that arose from the sale of inventory.

6            Elimination of net proceeds and payments to/from Machinery and Engines and Financial Products.

7            Elimination of change in investment and common stock related to Financial Products.

2010 OUTLOOK

Economic Outlook

The worldwide economic recovery continued with strong growth in developing economies.  We expect recovery to continue with worldwide economic growth of about 3.5 percent for 2010.

•          Economic news in Europe and the United States has been less favorable recently, and concerns about a “double-dip” recession increased.  However, this type of recession typically results from significant policy tightening very early in a recovery.  We do not believe such a policy shift has occurred.

•          Increased concern about the economic recovery should encourage central bankers to become even more cautious about tightening economic policies.  As a result, we no longer expect central bankers to increase interest rates this year in the United States or the Euro-zone.

•          Credit spreads have widened but remain well below averages sustained during the credit crisis.  Spreads are generally consistent with continued economic recovery.

•          We expect that developing economies will continue to drive the recovery and are forecasting economic growth in those regions of almost 7 percent in 2010.  We also expect that developed economies will continue to lag and are forecasting economic growth of less than 2.5 percent in 2010.

Commodities

•          Metals demand is increasingly concentrated in the developing economies, and their strong growth should keep prices favorable for increased production and investment.  Our forecast is that copper prices will average more than $3.00 per pound this year.

•          Increases in oil prices have resulted in about 3 percent higher world oil production and a significant increase in active drill rigs.  We project the West Texas Intermediate crude oil price will average about $80 per barrel.

•          The vigorous economic recovery in Asia, particularly China, has increased coal demand and supported a 40-percent increase in Australian coal prices compared to the first half of 2009.  We forecast Australian thermal coal prices will average more than $95 per metric ton, and Central Appalachian coal prices will average more than $60 per ton.  Coal prices at those levels should be high enough to encourage further increases in production.

Developing Economies

•          Over the past several years, many developing countries have managed their economies well, achieving rapid economic growth without creating significant inflation problems.  Most resumed economic growth in the second quarter of 2009, and we expect these countries to maintain continued growth through the end of the year.

•          Asia/Pacific economies should continue to grow at the fastest pace, with growth of about 8.5 percent expected this year.  Our forecast assumes China will grow 10.5 percent, India 8.5 percent and the remaining economies will average more than 6-percent growth.

•          In response to concerns about slowing economic growth, China recently announced a program of more than $100 billion of infrastructure development.  We also expect China’s central bank will hold interest rates steady this year.

•          Consumer price inflation has increased in India, and India’s central bank has raised interest rates three times so far this year.  We expect two more rate increases in 2010, but expect only a moderate slowing in economic growth and construction spending.

•          We forecast the Africa/Middle East economies will grow 4.5 percent in 2010.  Positives include favorable metals and energy prices, low interest rates and strengthening recoveries in both South Africa and Turkey.

•          The CIS economy should grow 4.5 percent this year.  Interest rates have dropped sharply over the past year, helping the recovery to strengthen.  The region should also benefit from higher commodity prices.

•          Recovery in Latin American economies continued to strengthen through the first half of 2010, and we expect the regional economy will grow 4.5 percent this year.  Both construction and mining should continue to expand.

Developed Economies

•          Very low inflation, weak credit demand, high unemployment and low capacity utilization indicate a low risk of growing inflation or asset price bubbles.  As a result, we expect that central banks in the United States, the Euro-zone, the United Kingdom and Japan will hold interest rates steady for the remainder of the year.

•          Our forecast of U.S. economic growth is 3 percent, and our estimate of housing starts is 675,000 units.  Starts of that amount would be the second lowest since 1945.  Nonresidential construction, which typically lags the economy, is expected to decline for the third consecutive year.  Mining, largely benefiting from global commodity demand, should increase.

•          We expect the Euro-zone will continue to lag behind other economies, with growth of more than 1 percent this year.  While the government debt crisis has led to widening credit spreads, the European Central Bank appears to be providing enough liquidity to avoid a downturn.  Construction, which peaked in late 2006, likely will be down for the year.

•          The Bank of Japan continued to increase liquidity in the banking system, and the economy has grown 4.2 percent since the recession ended in the first quarter of 2009.  That growth rate was the highest in nearly 20 years.  We expect the central bank will increase liquidity further, fostering economic growth of more than 3 percent in 2010.

2010 Sales and Revenues Outlook

The outlook for sales and revenues is a range of $39 to $42 billion, up from the previous forecast of $38 to $42 billion.  The increase in the sales outlook is a result of continuing improvement in end-user demand partially offset by the unfavorable impact of currency.  Key elements of the 2010 sales and revenues outlook compared with 2009 include:

•          At the midpoint of the revised 2010 sales and revenues range, we expect little change in dealer inventories.  In 2009, dealers reduced inventories of new Caterpillar machines and engines by nearly $4 billion.  The absence of this reduction will result in higher sales for Caterpillar in 2010.

•          Economic improvement in the developing economies of Asia/Pacific and Latin America is improving construction spending and increasing end-user demand for Machinery.

•          Growth in the world economy is driving improved demand for commodities.  Higher demand coupled with favorable commodity prices should be positive for mining-related sales in 2010.  Mining-related order activity has remained robust, and we expect to increase production and sales as the year progresses.

•          We expect that price realization will be positive by more than 1 percent in 2010.

•          While Machinery sales are expected to increase in 2010, at the midpoint of the outlook range, Engines sales are expected to be about flat.  Turbine sales in 2010 are expected to be near the record levels of 2009.

2010 Profit Outlook

Profit is expected to be in a range of $3.15 to $3.85 per share.  The previous outlook expected profit in a range of $2.50 to $3.25 per share.

Key positive elements of the profit outlook for 2010 compared to 2009 include:

•          Higher sales volume.

•          In 2009, employee redundancy costs were $706 million, or $0.75 per share.  We do not anticipate significant redundancy costs in 2010.

•          We expect that price realization will be positive by more than 1 percent in 2010.

•          Improved operating efficiency—resulting from higher production volume and continuing improvement from the Caterpillar Production System with 6 Sigma.

•          Material costs are expected to be favorable in 2010.

•          Financial Products’ profit before tax is expected to be up slightly from 2009.

The key positive elements of the 2010 profit outlook are expected to be partially offset by:

•          Product mix is expected to be unfavorable.

•          Higher income taxes.  We are forecasting income taxes to be an expense of about 29 percent of profit before tax plus the $90 million charge in the first quarter related to signing of the U.S. health care legislation and discrete benefits of about $60 million in the second quarter.

•          Higher costs of about $600 million related to incentive compensation due to improving financial performance.

•          R&D expense is expected to increase primarily to support product development programs related to EPA Tier 4 emissions requirements.

•          We are not forecasting LIFO inventory decrement benefits for 2010.  LIFO decrement benefits in 2009 were $300 million.

•          We do not expect the favorable impact of currency that was in 2009’s other income/expense to recur in 2010.

•          Pension expense is expected to be higher in 2010.

•          Depreciation expense is expected to increase.  Machinery and Engines capital expenditures are expected to be about $1.8 billion in 2010, up from $1.3 billion in 2009.

•          Diluted shares outstanding are expected to be higher than the 2009 full-year average.  This is a result of stock contributed to our employee benefit plans, as well as increased dilution related to the increase in the share price.

During the second quarter of 2010, we signed a definitive agreement to acquire Electro-Motive Diesel (EMD).  As this acquisition has not yet closed, our 2010 outlook does not include any sales and revenues or profit impact related to EMD.

Forward-looking Statements

Certain statements in this Form 10-Q relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are subject to known and unknown factors that may cause actual results of Caterpillar Inc. to be different from those expressed or implied in the forward-looking statements. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements.  All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts or trend descriptions. These statements do not guarantee future performance, and Caterpillar does not undertake to update its forward-looking statements.

It is important to note that actual results of the company may differ materially from those described or implied in such forward-looking statements based on a number of factors, including, but not limited to: (i) economic volatility in the global economy generally and in capital and credit markets; (ii) Caterpillar’s ability to generate cash from operations, secure external funding for operations and manage liquidity needs; (iii) adverse changes in the economic conditions of the industries or markets Caterpillar serves; (iv) government regulations or policies, including those affecting interest rates, liquidity, access to capital and government spending on infrastructure development; (v) commodity price increases and/or limited availability of raw materials and component products, including steel; (vi) compliance costs associated with environmental laws and regulations; (vii) Caterpillar’s and Cat Financial’s ability to maintain their respective credit ratings, material increases in either company’s cost of borrowing or an inability of either company to access capital markets; (viii)

financial condition and credit worthiness of Cat Financial’s customers; (ix) material adverse changes in our customers’ access to liquidity and capital; (x) market acceptance of Caterpillar’s products and services; (xi) effects of changes in the competitive environment, which may include decreased market share, lack of acceptance of price increases, and/or negative changes to our geographic and product mix of sales; (xii) Caterpillar’s ability to successfully implement Caterpillar Production System or other productivity initiatives; (xiii) international trade and investment policies, such as import quotas, capital controls or tariffs; (xiv) failure of Caterpillar or Cat Financial to comply with financial covenants in their respective credit facilities; (xv) adverse changes in sourcing practices for our dealers or original equipment manufacturers; (xvi) additional tax expense or exposure; (xvii) political and economic risks associated with our global operations, including changes in laws, regulations or government policies, currency restrictions, restrictions on repatriation of earnings, burdensome tariffs or quotas, national and international conflict, including terrorist acts and political and economic instability or civil unrest in the countries in which Caterpillar operates; (xviii) currency fluctuations, particularly increases and decreases in the U.S. dollar against other currencies; (xix) increased payment obligations under our pension plans; (xx) inability to successfully integrate and realize expected benefits from acquisitions; (xxi) significant legal proceedings, claims, lawsuits or investigations; (xxii) imposition of significant costs or restrictions due to the enactment and implementation of health care reform legislation and proposed financial regulation legislation; (xxiii) changes in accounting standards or adoption of new accounting standards;  (xxiv) adverse effects of natural disasters; and (xxv) other factors described in more detail under “Item 1A.  Risk Factors” in Part I of our Form 10-K filed with the SEC on February 19, 2010 for the year ended December 31, 2009 and in Part II of our Form 10-Q filed with the SEC on May 3, 2010 for the quarter ended March 31, 2010.  These filings are available on our website at www.cat.com/sec_filings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference from Note 4 — “Derivative Financial Instruments and Risk Management” included in Part I, Item 1 and Management’s Discussion and Analysis included in Part I, Item 2 of this Form 10-Q.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.  Based on that evaluation, the company’s management, including the CEO and CFO, concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

During the second quarter 2010, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the second quarter 2010.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2010	1,490	$59.13	NA	NA
May 1-31, 2010	1,629	$65.28	NA	NA
June 1-30, 2010	1,366	$60.43	NA	NA
Total	4,485	$61.76

[1] Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of June 30, 2010, those plans had approximately 10,700 active participants in the aggregate.  During the second quarter of 2010, approximately 225,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation.

3.2	Bylaws amended and restated as of June 9, 2010.

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

10.1	Separation and Release Agreement dated May 25, 2010.

10.2	Administrative Support and Home Security letter dated June 9, 2010.

10.3	Caterpillar Inc. 2006 Long-Term Incentive Plan (as amended and restated effective June 9, 2010).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2010).

14	Code of Ethics.

31.1	Certification of Douglas R. Oberhelman, Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Douglas R. Oberhelman, Chief Executive Officer of Caterpillar Inc. and Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

July 30, 2010	/s/ Douglas R. Oberhelman	Chief Executive Officer
(Douglas R. Oberhelman)

July 30, 2010	/s/ Edward J. Rapp	Group President and Chief Financial Officer
(Edward J. Rapp)

July 30, 2010	/s/ James B. Buda	Vice President, Chief Legal Officer and Secretary
(James B. Buda)

July 30, 2010	/s/ Jananne A. Copeland	Corporate Controller and Chief Accounting Officer
(Jananne A. Copeland)