Form 10-Q/A
period 2010-06-30
CATERPILLAR INC
filed 2010-08-26
CIK 18230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

(309) 675-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒

At June 30, 2010, 630,472,409 shares of common stock of the registrant were outstanding.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the Form 10-Q), filed with the Securities and Exchange Commission on July 30, 2010, is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.

Exhibit 101 consists of the following interactive data file formatted in eXtensible Business Reporting Language (XBRL):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxomony Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits

*	3.1	Restated Certificate of Incorporation.

*	3.2	Bylaws amended and restated as of June 9, 2010.

*	10.1	Separation and Release Agreement dated May 25, 2010.

*	10.2	Administrative Support and Home Security letter dated June 9, 2010.

*	10.3	Caterpillar Inc. 2006 Long-Term Incentive Plan (as amended and restated effective June 9, 2010).

*	11	Computations of Earnings per Share (included in Note 11 of the Form 10-Q).

*	14	Code of Ethics.

*	31.1	Certification of Douglas R. Oberhelman, Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	32

Certification of Douglas R. Oberhelman, Chief Executive Officer of Caterpillar Inc. and Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	101.INS	XBRL Instance Document

**	101.SCH	XBRL Taxonomy Extension Schema Document

**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF	XBRL Taxomony Extension Definition Linkbase Document

**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed or furnished with our Form 10-Q on July 30, 2010
**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

August 26, 2010	/s/ Douglas R. Oberhelman	Chief Executive Officer
(Douglas R. Oberhelman)

August 26, 2010	/s/ Edward J. Rapp	Group President and Chief Financial Officer
(Edward J. Rapp)

August 26, 2010	/s/ James B. Buda	Vice President, Chief Legal Officer and Secretary
(James B. Buda)

August 26, 2010	/s/ Jananne A. Copeland	Corporate Controller and Chief Accounting Officer
(Jananne A. Copeland)