Form 10-Q
period 2010-09-30
CATERPILLAR INC
filed 2010-11-04
CIK 18230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At September 30, 2010, 634,702,801 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.

Consolidated Statement of Results of Operations

(Unaudited)

(Dollars in millions except per share data)

	Three Months Ended September 30,
	2010	2009
Sales and revenues:
Sales of Machinery and Engines	$10,452	$6,583
Revenues of Financial Products	682	715
Total sales and revenues	11,134	7,298

Operating costs:
Cost of goods sold	7,752	5,255
Selling, general and administrative expenses	1,148	907
Research and development expenses	510	327
Interest expense of Financial Products	227	256
Other operating (income) expenses	310	276
Total operating costs	9,947	7,021

Operating profit (loss)	1,187	277

Interest expense excluding Financial Products	85	91
Other income (expense)	1	66

Consolidated profit (loss) before taxes	1,103	252

Provision (benefit) for income taxes	295	(139)
Profit (loss) of consolidated companies	808	391

Equity in profit (loss) of unconsolidated affiliated companies	(7)	1

Profit (loss) of consolidated and affiliated companies	801	392

Less: Profit (loss) attributable to noncontrolling interests	9	(12)

Profit (loss) [1]	$792	$404

Profit (loss) per common share	$1.25	$0.65

Profit (loss) per common share — diluted [2]	$1.22	$0.64

Weighted-average common shares outstanding (millions)
- Basic	632.6	622.4
- Diluted [2]	651.6	635.5

Cash dividends declared per common share	$—	$—

1    Profit (loss) attributable to common stockholders.

2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Results of Operations

(Unaudited)

(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2010	2009
Sales and revenues:
Sales of Machinery and Engines	$27,726	$22,347
Revenues of Financial Products	2,055	2,151
Total sales and revenues	29,781	24,498

Operating costs:
Cost of goods sold	21,018	18,034
Selling, general and administrative expenses	3,139	2,703
Research and development expenses	1,362	1,066
Interest expense of Financial Products	694	807
Other operating (income) expenses	896	1,439
Total operating costs	27,109	24,049

Operating profit (loss)	2,672	449

Interest expense excluding Financial Products	268	301
Other income (expense)	114	293

Consolidated profit (loss) before taxes	2,518	441

Provision (benefit) for income taxes	735	(179)
Profit (loss) of consolidated companies	1,783	620

Equity in profit (loss) of unconsolidated affiliated companies	(13)	1

Profit (loss) of consolidated and affiliated companies	1,770	621

Less: Profit (loss) attributable to noncontrolling interests	38	(42)

Profit (loss) [1]	$1,732	$663

Profit (loss) per common share	$2.75	$1.08

Profit (loss) per common share — diluted [2]	$2.68	$1.07

Weighted-average common shares outstanding (millions)
- Basic	629.6	612.1
- Diluted [2]	647.0	620.6

Cash dividends declared per common share	$0.86	$0.84

1    Profit (loss) attributable to common stockholders.

2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Financial Position

(Unaudited)

(Dollars in millions)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and short-term investments	$2,265	$4,867
Receivables – trade and other	7,395	5,611
Receivables – finance	7,933	8,301
Deferred and refundable income taxes	1,007	1,216
Prepaid expenses and other current assets	971	862
Inventories	9,006	6,360
Total current assets	28,577	27,217
Property, plant and equipment – net	12,065	12,386
Long-term receivables – trade and other	956	971
Long-term receivables – finance	11,966	12,279
Investments in unconsolidated affiliated companies	160	105
Noncurrent deferred and refundable income taxes	2,909	2,714
Intangible assets	824	465
Goodwill	2,634	2,269
Other assets	1,551	1,632
Total assets	$61,642	$60,038

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Engines	$223	$433
Financial Products	3,384	3,650
Accounts payable	4,970	2,993
Accrued expenses	2,633	2,538
Accrued wages, salaries and employee benefits	1,471	797
Customer advances	1,470	1,217
Dividends payable	—	262
Other current liabilities	1,363	1,281
Long-term debt due within one year:
Machinery and Engines	500	302
Financial Products	4,164	5,399
Total current liabilities	20,178	18,872
Long-term debt due after one year:
Machinery and Engines	4,537	5,652
Financial Products	15,800	16,195
Liability for postemployment benefits	8,117	7,420
Other liabilities	2,678	2,599
Total liabilities	51,310	50,738
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	457	477
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/10 and 12/31/09 – 814,894,624) at paid-in amount	3,757	3,439
Treasury stock (9/30/10 – 180,191,823 shares; 12/31/09 – 190,171,905 shares) at cost	(10,463)	(10,646)
Profit employed in the business	20,955	19,711
Accumulated other comprehensive income (loss)	(4,412)	(3,764)
Noncontrolling interests	38	83
Total stockholders’ equity	9,875	8,823
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$61,642	$60,038

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Nine Months Ended September 30, 2009
Balance at December 31, 2008	$3,057	$(11,217)	$19,826	$(5,579)	$103	$6,190
Profit (loss) of consolidated and affiliated companies	—	—	663	—	(42)	621	$621
Foreign currency translation, net of tax of $52	—	—	—	324	10	334	334
Pension and other postretirement benefits
Current year actuarial gain (loss), net of tax of $80[1]	—	—	—	55	—	55	55
Amortization of actuarial (gain) loss, net of tax of $76	—	—	—	140	1	141	141
Current year prior service cost, net of tax of $197[1]	—	—	—	235	—	235	235
Amortization of prior service cost, net of tax of $1	—	—	—	(2)	—	(2)	(2)
Amortization of transition (asset) obligation, net of tax of $1	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $19	—	—	—	27	(1)	26	26
(Gains) losses reclassified to earnings, net of tax of $22	—	—	—	(33)	—	(33)	(33)
Retained interests
Gains (losses) deferred, net of tax of $10[2]	—	—	—	(18)	—	(18)	(18)
(Gains) losses reclassified to earnings, net of tax of $11	—	—	—	20	—	20	20
Available-for-sale securities
Gains (losses) deferred, net of tax of $42	—	—	—	78	—	78	78
(Gains) losses reclassified to earnings, net of tax of $6	—	—	—	12	—	12	12
Change in ownership for noncontrolling interest	—	—	—	—	(6)	(6)	—
Dividends declared	—	—	(513)	—	—	(513)	—
Common shares issued from treasury stock for stock-based compensation: 2,109,686	(12)	62	—	—	—	50	—
Common shares issued from treasury stock for benefit plans: 19,091,230[3]	235	453	—	—	—	688	—
Stock-based compensation expense	108	—	—	—	—	108	—
Excess tax benefits from stock-based compensation	4	—	—	—	—	4	—
Cat Japan share redemption[4]	—	—	50	—	41	91	—
Balance at September 30, 2009	$3,392	$(10,702)	$20,026	$(4,740)	$106	$8,082	$1,470

(Continued)

Caterpillar Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(Dollars in millions)

Nine Months Ended September 30, 2010	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Balance at December 31, 2009	$3,439	$(10,646)	$19,711	$(3,764)	$83	$8,823
Adjustment to adopt consolidation of variable interest entities[5]	—	—	(6)	3	—	(3)
Balance at January 1, 2010	$3,439	$(10,646)	$19,705	$(3,761)	$83	$8,820
Profit (loss) of consolidated and affiliated companies	—	—	1,732	—	38	1,770	$1,770
Foreign currency translation, net of tax of $51	—	—	—	(40)	14	(26)	(26)
Pension and other postretirement benefits
Current year actuarial gain (loss), net of tax of $500[1]	—	—	—	(857)	—	(857)	(857)
Amortization of actuarial (gain) loss, net of tax of $121	—	—	—	218	3	221	221
Current year prior service cost, net of tax of $1[1]	—	—	—	(1)	—	(1)	(1)
Amortization of prior service cost, net of tax of $9	—	—	—	(11)	—	(11)	(11)
Amortization of transition (asset) obligation, net of tax of $0	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $15	—	—	—	(29)	—	(29)	(29)
(Gains) losses reclassified to earnings, net of tax of $16	—	—	—	32	—	32	32
Available-for-sale securities
Gains (losses) deferred, net of tax of $23	—	—	—	35	—	35	35
(Gains) losses reclassified to earnings, net of tax of $0	—	—	—	1	—	1	1
Change in ownership from noncontrolling interests	(68)	—	—	—	(66)	(134)	—
Dividends declared	—	—	(542)	—	—	(542)	—
Common shares issued from treasury stock for stock-based compensation: 8,502,582	37	156	—	—	—	193	—
Common shares issued from treasury stock for benefit plans: 1,447,500[3]	66	27	—	—	—	93	—
Stock-based compensation expense	196	—	—	—	—	196	—
Excess tax benefits from stock-based compensation	87	—	—	—	—	87	—
Cat Japan share redemption[4]	—	—	60	—	(34)	26	—
Balance at September 30, 2010	$3,757	$(10,463)	$20,955	$(4,412)	$38	$9,875	$1,136

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

4                   See Note 16 regarding the Cat Japan share redemption.

5                   See Note 15 for additional information.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Cash Flow

(Unaudited)

(Millions of dollars)

	Nine Months Ended September 30,
	2010	2009
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$1,770	$621
Adjustments for non-cash items:
Depreciation and amortization	1,681	1,633
Other	345	62
Changes in assets and liabilities, net of acquisitions:
Receivables – trade and other	(1,337)	3,964
Inventories	(2,086)	1,985
Accounts payable	1,851	(2,352)
Accrued expenses	7	(520)
Customer advances	183	(606)
Other assets – net	131	102
Other liabilities – net	287	(371)
Net cash provided by (used for) operating activities	2,832	4,518

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(842)	(751)
Expenditures for equipment leased to others	(708)	(747)
Proceeds from disposals of property, plant and equipment	1,101	799
Additions to finance receivables	(6,121)	(5,255)
Collections of finance receivables	6,424	7,343
Proceeds from sale of finance receivables	13	69
Investments and acquisitions (net of cash acquired)	(1,111)	(9)
Proceeds from sale of available-for-sale securities	141	232
Investments in available-for-sale securities	(129)	(312)
Other – net	130	(89)
Net cash provided by (used for) investing activities	(1,102)	1,280

Cash flow from financing activities:
Dividends paid	(804)	(766)
Common stock issued, including treasury shares reissued	193	50
Excess tax benefit from stock-based compensation	89	8
Acquisitions of noncontrolling interests	(132)	(6)
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Engines	190	1,036
– Financial Products	5,738	9,833
Payments on debt (original maturities greater than three months):
– Machinery and Engines	(1,185)	(1,396)
– Financial Products	(8,031)	(9,420)
Short-term borrowings – net (original maturities three months or less)	(330)	(3,686)
Net cash provided by (used for) financing activities	(4,272)	(4,347)
Effect of exchange rate changes on cash	(60)	1
Increase (decrease) in cash and short-term investments	(2,602)	1,452

Cash and short-term investments at beginning of period	4,867	2,736
Cash and short-term investments at end of period	$2,265	$4,188

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

Non-cash activities:

During 2010 and 2009, we contributed 1.5 million and 19.1 million shares of company stock with a fair value of $93 million and $688 million, respectively, to our U.S. benefit plans.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2010 and 2009, (b) the consolidated financial position at September 30, 2010 and December 31, 2009, (c) the consolidated changes in stockholders’ equity for the nine month periods ended September 30, 2010 and 2009, and (d) the consolidated statement of cash flow for the nine month periods ended September 30, 2010 and 2009.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

B.  Nature of Operations

We operate in three principal lines of business:

(1)                                 Machinery - A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders, underground mining equipment, tunnel boring equipment and related parts. Also includes the design, manufacture, remanufacture, maintenance and services of rail-related products and logistics services for other companies.

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

C.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) and its components are presented in Consolidated Statement of Changes in Stockholders’ Equity.   Accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Millions of dollars)	September 30, 2010	September 30, 2009
Foreign currency translation	$564	$585
Pension and other postretirement benefits	(5,089)	(5,420)
Derivative financial instruments	63	89
Retained interests	—	(5)
Available-for-sale securities	50	11
Total accumulated other comprehensive income (loss)	$(4,412)	$(4,740)

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

Disclosures about the credit quality of financing receivables and the allowance for credit losses — In July 2010, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  For end of period balances, the new disclosures will be effective December 31, 2010.  For activity during a reporting period, the disclosures will be effective January 1, 2011.  We do not expect the adoption to have a material impact on our financial statements.

3.                                     Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock options.  We recognized pretax stock-based compensation cost in the amount of $58 million and $196 million for the three and nine months ended September 30, 2010, respectively; and $34 million and $108 million for the three and nine months ended September 30, 2009, respectively.  Included in the nine months ended September 30, 2010 pretax stock-based compensation cost was $17 million relating to the modification of awards resulting from separations due to the streamlining of our corporate structure as announced in the second quarter.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine month periods ended September 30, 2010 and 2009, respectively:

	2010		2009
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	7,125,210	$22.31	6,260,647	$7.10
RSUs	1,711,771	53.35	2,185,674	20.22
Stock options	431,271	22.31	562,580	7.10

The stock price on the date of grant was $57.85 and $22.17 for 2010 and 2009, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine month periods ended September 30, 2010 and 2009, respectively:

	Grant Year
	2010	2009
Weighted-average dividend yield	2.32%	3.07%
Weighted-average volatility	36.4%	36.0%
Range of volatilities	35.2-51.8%	35.8-61.0%
Range of risk-free interest rates	0.32-3.61%	0.17-2.99%
Weighted-average expected lives	7 years	8 years

As of September 30, 2010, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $164 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.1 years.

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

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar or Swiss franc forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Engines foreign currency contracts are undesignated, including any hedges designed to protect our competitive exposure.  Periodically we also designate as fair value hedges specific euro forward contracts used to hedge firm commitments.

As of September 30, 2010, $41 million of deferred net gains, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of September 30, 2010, $16 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-

fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Statement of Financial Position Location	September 30, 2010	December 31, 2009
Designated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$85	$27
Machinery and Engines	Long-term receivables – trade and other	64	125
Machinery and Engines	Accrued expenses	(52)	(22)
Machinery and Engines	Other liabilities	—	(3)
Interest rate contracts
Machinery and Engines	Receivables – trade and other	1	1
Machinery and Engines	Accrued expenses	—	(1)
Financial Products	Receivables – trade and other	17	18
Financial Products	Long-term receivables – trade and other	290	127
Financial Products	Accrued expenses	(26)	(100)
		$379	$172

Undesignated derivatives
Foreign exchange contracts
Machinery and Engines	Receivables – trade and other	$53	$—
Machinery and Engines	Long-term receivables – trade and other	41	66
Machinery and Engines	Accrued expenses	(16)	—
Machinery and Engines	Other liabilities	(44)	(3)
Financial Products	Receivables – trade and other	35	20
Financial Products	Accrued expenses	(22)	(18)
Interest rate contracts
Machinery and Engines	Accrued expenses	—	(7)
Financial Products	Receivables – trade and other	—	1
Financial Products	Long-term receivables – trade and other	—	1
Financial Products	Accrued expenses	(2)	(6)
Commodity contracts
Machinery and Engines	Receivables – trade and other	14	10
		$59	$64

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$63	$(61)	$204	$(195)
		$63	$(61)	$204	$(195)

		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Engines	Other income (expense)	$1	$(1)	$1	$(1)
Financial Products	Other income (expense)	74	(74)	(146)	160
		$75	$(75)	$(145)	$159

Cash Flow Hedges
(Millions of dollars)
	Three Months Ended September 30, 2010
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	$37	Other income (expense)	$15	$1
Interest rate contracts
Machinery and Engines	—	Other income (expense)	(1)	—
Financial Products	(2)	Interest expense of Financial Products	(10)	(2)[1]
	$35		$4	$(1)

	Three Months Ended September 30, 2009
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	$(90)	Other income (expense)	$49	$4
Interest rate contracts
Financial Products	(13)	Interest expense of Financial Products	(21)	1[1]
	$(103)		$28	$5

	Nine Months Ended September 30, 2010
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	$(36)	Other income (expense)	$(4)	$1
Interest rate contracts
Machinery and Engines	—	Other income (expense)	(2)	—
Financial Products	(8)	Interest expense of Financial Products	(42)	(1)[1]
	$(44)		$(48)	$—

	Nine Months Ended September 30, 2009
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Engines	$106	Other income (expense)	$120	$1
Interest rate contracts
Machinery and Engines	(29)	Other income (expense)	(2)	—
Financial Products	(31)	Interest expense of Financial Products	(63)	6[1]
	$46		$55	$7

1               The classification of the ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of  Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Foreign exchange contracts
Machinery and Engines	Other income (expense)	$(21)	$(14)
Financial Products	Other income (expense)	12	23
Interest rate contracts
Machinery and Engines	Other income (expense)	—	(2)
Financial Products	Other income (expense)	2	3
Commodity contracts
Machinery and Engines	Other income (expense)	10	7
		$3	$17

	Classification of Gains (Losses)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign exchange contracts
Machinery and Engines	Other income (expense)	$3	$28
Financial Products	Other income (expense)	(75)	(141)
Interest rate contracts
Machinery and Engines	Other income (expense)	(1)	(3)
Financial Products	Other income (expense)	1	2
Commodity contracts
Machinery and Engines	Other income (expense)	3	4
		$(69)	$(110)

Stock Repurchase Risk

Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  There were no stock repurchase derivatives outstanding for the three and nine months ended September 30, 2010 or 2009.

5.                                      Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30, 2010	December 31, 2009
Raw materials	$2,551	$1,979
Work-in-process	1,361	656
Finished goods	4,854	3,465
Supplies	240	260
Total inventories	$9,006	$6,360

Inventory quantities were reduced during the nine months ended September 30, 2009.  This reduction resulted in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years as compared with current costs.  The effect of this reduction of inventory that was not expected to be replaced by the end of 2009 decreased Cost of goods sold in the Consolidated Results of Operations by approximately $120 million and increased Profit by approximately $100 million or $0.16 per share for the three months ended September 30, 2009.  For the nine months ended September 30, 2009, LIFO liquidations decreased Cost of goods sold by approximately $230 million and increased Profit by approximately $185 million or $0.30 per share.  There were no LIFO inventory liquidations during the three and nine months ended September 30, 2010.

6.                                      Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$216	$133	$580	$400
Cost of sales	171	99	445	299
Gross profit	$45	$34	$135	$101

Profit (loss)	$(10)	$(1)	$(12)	$(9)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	September 30, 2010	December 31, 2009
Assets:
Current assets	$368	$223
Property, plant and equipment — net	198	219
Other assets	25	5
	591	447
Liabilities:
Current liabilities	228	250
Long-term debt due after one year	78	41
Other liabilities	35	17
	341	308
Equity	$250	$139

Caterpillar’s investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$125	$70
Plus: Investments in cost method companies	35	35
Total investments in unconsolidated affiliated companies	$160	$105

7.                                      Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2010
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17	$630	$(98)	$532
Intellectual property	9	306	(159)	147
Other	13	193	(66)	127
Total finite-lived intangible assets	14	1,129	(323)	806
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$1,147	$(323)	$824

		December 31, 2009
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	18	$396	$(75)	$321
Intellectual property	10	211	(143)	68
Other	11	130	(54)	76
Total intangible assets	15	$737	$(272)	$465

During the third quarter of 2010, we acquired finite-lived intangible assets of $338 million of which $327 million was due to the purchase of Electro-Motive Diesel, Inc. (EMD).  Also, associated with the purchase of EMD, we acquired $18 million of indefinite-lived intangible assets.  During previous quarters of 2010, we acquired finite-lived intangible assets aggregating to $56 million primarily due to purchases of GE Transportation’s Inspection Products business ($28 million), JCS Company, Ltd. (JCS) ($12 million) and FCM Rail Ltd. (FCM) ($10 million). See Note 19 for details on these business combinations.

Amortization expense for the three and nine months ended September 30, 2010 was $20 million and $52 million, respectively.  Amortization expense for the three and nine months ended September 30, 2009 was $15 million and $46 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2010	2011	2012	2013	2014	Thereafter
$76	$85	$80	$72	$70	$493

B.  Goodwill

During the third quarter of 2010, we acquired net assets with related goodwill of $321 million as part of the purchase of EMD.  During previous quarters of 2010, we acquired net assets with related goodwill as part of the purchases of FCM ($16 million), GE Transportation’s Inspection Products business ($14 million) and JCS ($8 million).  See Note 19 for details on the acquisition of these assets.

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

No goodwill was impaired or disposed of during the three and nine months ended September 30, 2010 or 2009.

The changes in the carrying amount of the goodwill by reportable segment for the nine months ended September 30, 2010 were as follows:

(Millions of dollars)
	Balance at December 31, 2009	Business combinations	Other adjustments[1]	Balance at September 30, 2010
Building Construction Products	$4	$—	$—	$4
Cat Japan	256	—	7	263
Core Components	—	8	—	8
Earthmoving	43	—	—	43
Electric Power	203	—	—	203
Excavation	39	—	—	39
Large Power Systems	569	—	—	569
Marine & Petroleum Power	60	—	—	60
Mining	30	—	1	31
All Other [2]	1,065	351	(2)	1,414
Consolidated Total	$2,269	$359	$6	$2,634

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

	September 30, 2010			December 31, 2009
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$12	$—	$12	$14	$—	$14
Other U.S. and non-U.S. government bonds	74	1	75	65	—	65

Corporate bonds
Corporate bonds	478	41	519	455	20	475
Asset-backed securities	145	(1)	144	141	(7)	134

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	252	17	269	295	13	308
Residential mortgage-backed securities	50	(5)	45	61	(10)	51
Commercial mortgage-backed securities	165	4	169	175	(13)	162

Equity securities
Large capitalization value	90	16	106	76	13	89
Smaller company growth	20	7	27	19	5	24
Total	$1,286	$80	$1,366	$1,301	$21	$1,322

During the three and nine months ended September 30, 2010, charges for other-than-temporary declines in the market value of securities were $1 million and $2 million, respectively.  During the three months ended September 30, 2009, there were no charges for other-than-temporary declines in the market value of securities.  During the nine months ended September 30, 2009, we recognized pretax charges for other-than-temporary declines in the market values of equity securities in the Cat Insurance investment portfolios of $11 million.  These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2010
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds	$—	$—	$—	$—	$—	$—
Other U.S. and non-U.S. government bonds	6	—	2	—	8	—

Corporate bonds
Corporate bonds	5	—	2	—	7	—
Asset-backed securities	5	—	30	5	35	5

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	8	—	—	—	8	—
Residential mortgage-backed securities	—	—	32	6	32	6
Commercial mortgage-backed securities	—	—	20	4	20	4

Equity securities
Large capitalization value	16	1	12	2	28	3
Smaller company growth	1	—	1	—	2	—
Total	$41	$1	$99	$17	$140	$18

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	December 31, 2009
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds	$4	$—	$—	$—	$4	$—
Other U.S. and non-U.S. government bonds	14	—	2	—	16	—

Corporate bonds
Corporate bonds	25	—	10	1	35	1
Asset-backed securities	4	1	44	10	48	11

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	—	3	—	3	—
Residential mortgage-backed securities	—	—	49	10	49	10
Commercial mortgage-backed securities	24	—	73	14	97	14

Equity securities
Large capitalization value	2	—	23	3	25	3
Smaller company growth	1	—	2	—	3	—
Total	$74	$1	$206	$38	$280	$39

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

Government Debt.  The unrealized losses on our investments in other U.S. and non-U.S. government bonds are the result of changes in interest rates since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2010.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to risk aversion and continued volatility in the financial markets since initial purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2010.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities relate primarily to elevated housing delinquencies and default rates, credit-related yield spreads and continued risk aversion.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2010.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  Equity valuations continue to fluctuate due to low economic growth and high unemployment.  In each case where unrealized losses exist, the respective company’s management is taking corrective action in order to increase shareholder value.   We do not consider these investments to be other-than-temporarily impaired as of September 30, 2010.

The fair value of the available-for-sale debt securities at September 30, 2010, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$70
Due after one year through five years	$438
Due after five years through ten years	$226
Due after ten years	$499

Proceeds from sale of available-for-sale securities during the three and nine months ended September 30, 2010 were $51 million and $141 million, respectively.  Proceeds from sale of available-for-sale securities during the three and nine months ended September 30, 2009 were $62 million and $232 million, respectively.  Gross gains of $1 million were included in current earnings for the nine months ended September 30, 2010.  There were no gross gains for the three months ended September 30, 2010.  There were no gross losses for the three or nine months ended September 30, 2010.  Gross gains of $1 million and $2 million, and gross losses of $3 million and $10 million were included in current earnings for the three and nine months ended September 30, 2009, respectively.

9.                                      Postretirement Benefits

A.  Pension and postretirement benefit costs

As discussed in Note 18, during 2009 voluntary and involuntary separation programs impacted employees participating in certain U.S. and non-U.S. pension and other postretirement benefit plans.  Due to the significance of these events, certain plans were re-measured as follows:

U.S. Separation Programs — Plan re-measurements as of January 31, 2009, March 31, 2009 and December 31, 2009 resulted in net curtailment losses of $127 million to pension and $55 million to other postretirement benefit plans.  Early retirement pension benefit costs of $6 million were also recognized.

Non-U.S. Separation Programs — Certain plans were re-measured as of March 31, 2009 and December 31, 2009, resulting in pension settlement losses of $34 million, special termination benefits of $2 million to pension and curtailment losses of $1 million to other postretirement benefit plans.

The $225 million of curtailment, settlement and special termination benefit expense for 2009 associated with certain pension and other postretirement benefit plans was reported in Other operating (income) expense in the Consolidated Statement of

Results of Operations.  This includes $201 million reported for the nine months ended September 30, 2009. There was no curtailment, settlement and special termination benefit expense for the three months ended September 30, 2009.

In March 2009, we amended our U.S. support and management other postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older enrolled in individual health plans that work with Medicare and will no longer participate in a Caterpillar-sponsored group health plan.  In addition, Caterpillar began funding a tax-advantaged Health Reimbursement Arrangement (HRA) to assist the retirees with medical expenses.  The plan amendment required a plan re-measurement as of March 31, 2009, which resulted in a decrease in our Liability for postretirement benefits of $432 million and an increase in Accumulated other comprehensive income (loss) of $272 million net of tax.  The plan was further amended in December 2009 to define the HRA benefit that active employees will receive once they are retired and reach age 65.  The plan was re-measured at year-end 2009 and the December amendment resulted in a decrease in our Liability for postretirement benefits of $101 million and an increase in Accumulated other comprehensive income (loss) of $64 million net of tax.  These decreases will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees in the plan.  The amendments reduced other postretirement benefits expense by approximately $27 million and $82 million for the three and nine months ended September 30, 2010 and reduced expense by approximately $20 million and $40 million for the three and nine months ended September 30, 2009.

In August 2010, we announced changes in our U.S. support and management pension plans.  Beginning January 1, 2011, retirement benefits for U.S. support and management employees will transition from defined benefit pension plans to defined contribution plans.  The transition date is determined for each employee based upon age and years of service or proximity to retirement.  Pension benefit accruals will freeze on either December 31, 2010 or December 31, 2019 at which time the employees will move to the new retirement benefit.  This benefit will provide employees with a frozen pension benefit and a 401(k) plan that will include a matching contribution and a new annual employer contribution.  The plan change required a re-measurement as of August 31, 2010, which resulted in an increase in our Liability for postretirement benefits of $1.32 billion and a decrease in Accumulated other comprehensive income (loss) of $831 million net of tax.  The increase in the liability was due to a decline in the discount rate and lower than expected asset returns.  Curtailment expense of $28 million was also recognized for the three and nine months ended September 30, 2010.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010 (H.R. 4872) which amends certain provisions of the PPACA were signed into law.  As discussed in Note 13, the Medicare Part D retiree drug subsidies effectively become taxable beginning in 2013.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
For the three months ended:
Components of net periodic benefit cost:
Service cost	$53	$42	$23	$21	$17	$17
Interest cost	162	173	42	34	62	68
Expected return on plan assets	(193)	(193)	(50)	(43)	(24)	(26)
Amortization of:
Prior service cost (credit) [1]	6	7	1	1	(14)	(13)
Net actuarial loss (gain)	96	62	17	7	9	4
Net periodic benefit cost	124	91	33	20	50	50
Curtailments, settlements and special termination benefits [2]	28	—	9	—	—	—
Total cost included in operating profit	$152	$91	$42	$20	$50	$50
For the nine months ended:
Components of net periodic benefit cost:
Service cost	$150	$134	$69	$65	$50	$53
Interest cost	495	515	124	104	184	211
Expected return on plan assets	(574)	(584)	(148)	(129)	(70)	(85)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	20	21	1	1	(41)	(26)
Net actuarial loss (gain)	271	185	51	29	25	14
Net periodic benefit cost	362	271	97	70	149	168
Curtailments, settlements and special termination benefits [2]	28	130	17	9	—	62
Total cost included in operating profit	$390	$401	$114	$79	$149	$230
Weighted-average assumptions used to determine net cost:
Discount rate	5.6%	6.3%	4.8%	4.7%	5.6%	6.2%
Expected return on plan assets	8.5%	8.5%	7.0%	6.6%	8.5%	8.5%
Rate of compensation increase	4.5%	4.5%	4.2%	3.7%	4.4%	4.4%

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

We made $409 million and $957 million of contributions to our U.S. and non-U.S. pension plans during the three and nine months ended September 30, 2010, respectively. We currently anticipate additional contributions of approximately $20 million during the remainder of the year, most of which are voluntary contributions. We made $35 million and $988 million of contributions to our U.S. and non-U.S. pension plans during the three and nine months ended September 30, 2009, respectively. Our second-quarter 2009 contribution included a voluntary contribution to our U.S. plans of 18.2 million shares ($650 million) in Caterpillar stock, held as treasury stock.

B.  Defined contribution benefit costs

Beginning in June 2009, we began funding our employer matching contribution for certain U.S. defined contribution plans in Caterpillar stock, held as treasury stock.  For the three and nine months ended September 30, 2010, we have made $31 million (0.5 million shares) and $93 million (1.5 million shares) of matching contributions in Caterpillar stock, respectively. For the three and nine months ended September 30, 2009, we made $29 million (0.7 million shares) and $38 million (0.9 million shares) of matching contributions in Caterpillar stock, respectively.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2010	2009	2010	2009
U.S. Plans	$77	$65	$160	$159
Non-U.S. Plans	8	7	24	22
	$85	$72	$184	$181

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

No loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2010 and December 31, 2009, the related liability was $17 million.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30,	December 31,
	2010	2009
Guarantees with Caterpillar dealers	$344	$313
Guarantees with customers	184	193
Limited indemnity	17	20
Guarantees – other	47	64
Total guarantees	$592	$590

We provide guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  We have a loan purchase agreement with the SPC that obligates us to purchase certain loans that are not paid at maturity.  We receive a fee for providing this guarantee, which provides a source of liquidity for the SPC.  We are the primary beneficiary of the SPC as our guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore we have consolidated the financial statements of the SPC.  As of September 30, 2010 and December 31, 2009, the SPC’s assets of $297 million and $231 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $297 million and $231 million, respectively are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Our assets are not available to pay creditors of the SPC, except to the extent we may be obligated to perform under the guarantee, and assets of the SPC are not available to pay our creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.  During the third quarter of 2010, the increase in liability (new warranties) included $89 million of assumed warranty due to the purchase of EMD.  The 2009 provision included approximately $181 million for changes in estimates for pre-existing warranties due to higher than expected actual warranty claim experience.

(Millions of dollars)	2010
Warranty liability, January 1	$1,049
Reduction in liability (payments)	(621)
Increase in liability (new warranties)	573
Warranty liability, September 30	$1,001

(Millions of dollars)	2009
Warranty liability, January 1	$1,201
Reduction in liability (payments)	(1,032)
Increase in liability (new warranties)	880
Warranty liability, December 31	$1,049

11.                               Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009
I.	Profit (loss) for the period (A)[1]:	$792	$404	$1,732	$663

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	632.6	622.4	629.6	612.1
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	19.0	13.1	17.4	8.5
	Average common shares outstanding for fully diluted computation (C) [2]	651.6	635.5	647.0	620.6

III.	Profit (loss) per share of common stock:
	Assuming no dilution (A/B)	$1.25	$0.65	$2.75	$1.08
	Assuming full dilution (A/C) [2]	$1.22	$0.64	$2.68	$1.07

1 Profit (loss) attributable to common stockholders.

2 Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 4,853,298 and 21,652,360 common shares were outstanding for the three and nine months ended September 30, 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the three and nine months ended September 30, 2009, there were outstanding SARs and stock options to purchase 18,596,141 and 29,017,743 common shares, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

On February 8, 2009, an incident at Caterpillar’s Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River.  In coordination with state and federal authorities, appropriate remediation measures have been taken.  On February 23, 2009, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven counts of violations of state environmental laws and regulations.  Caterpillar recently settled this matter with the State of Illinois, resolving all allegations in the Complaint.  This settlement does not have a material adverse impact on our consolidated results of operations, financial position, or liquidity. In addition, on March 5, 2009, the EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action (notice), indicating the EPA’s intent to seek civil penalties for alleged violations of the Clean Water Act and Oil Pollution Act.  On January 25, 2010, the EPA issued a revised notice seeking civil penalties in the amount of $167,800, and Caterpillar responded to the revised notice and is engaged in follow up discussions with the EPA. At this time, we do not believe this remaining proceeding will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

13.                               Income Taxes

The provision for income taxes of $735 million for the first nine months of 2010 reflects an estimated annual effective tax rate of 28 percent, excluding the discrete items discussed below. The 2010 estimated annual tax rate is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.

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

This deferred tax charge was partially offset by a $34 million benefit related to the recognition of refund claims for prior tax years and a $26 million benefit for the release of a valuation allowance against the deferred tax assets of certain non-U.S. entities due to tax planning actions implemented in the second quarter of 2010.

The benefit for income taxes for the first nine months of 2009 was $179 million, which included $129 million of benefits related to prior-year tax returns. A discrete calculation was used to report the tax benefit for the first nine months of 2009 rather than an estimated annual tax rate as the estimated range of annual profit/(loss) before tax produced significant variability and made it difficult to reasonably estimate the 2009 annual effective tax rate.

The 2010 estimated annual tax rate is based on current tax law and therefore does not include the U.S. research and development tax credit and other benefits that have not been extended past 2009. The U.S. active finance exception for interest earned offshore also expired at the end of 2009, but will have a more significant impact on our 2011 tax rate.  Without extension of this legislation, we are forecasting an increase in our 2011 tax rate due to higher U.S. taxes on interest earned outside the U.S.

The IRS has completed its field examination of our tax returns for 1992 to 2006.  For tax years 1992 to 1994, we expect to litigate the unagreed adjustments related to transfer pricing.  In 2009, we reached a settlement with the IRS for tax years 1995 to 1999. For tax years 2000 to 2004, we are in the appeals process for unagreed adjustments primarily related to export tax benefits.  In the second quarter of 2010, we received notice of proposed adjustments related to tax years 2005 and 2006 and have appealed the unagreed adjustments primarily related to export tax benefits.   In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, liquidity or results of operations.

We have recorded income tax expense at U.S. tax rates on all profits, except for undistributed profits of non-U.S. subsidiaries which are considered indefinitely reinvested.  While uncertain, it is possible that we will change our assertion related to undistributed profits of certain non-U.S. subsidiaries in the near term resulting in the recognition of a tax benefit.

14.                               Segment Information

A.                                    Basis for segment information

Caterpillar is organized based on a decentralized structure that has established responsibilities to continually improve business focus and increase our ability to react quickly to changes in the global business cycle, customer needs and competitors’ actions. Our current reporting structure uses a matrix organization comprised of multiple profit and cost center divisions.

Our divisional reporting structure and responsibilities are as follows:

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

The segment information for 2009 has been retrospectively adjusted to conform to the 2010 presentation.  Core Components, formerly included in the all other category, is now a reportable segment.  The portion of postretirement benefit expense ($89 million and $267 million for the three and nine months ended September 30, 2009, respectively) that was allocated to Machinery and Engines business divisions based on budgeted external and inter-segment sales, is now a methodology difference between segment and external reporting.

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

•                                          A significant amount of corporate and other costs ($217 million and $632 million for the three and nine months ended September 30, 2010, respectively, and $247 million and $756 million for the three and nine months ended September 30, 2009, respectively) are allocated to Machinery and Engines business divisions based on budgeted external and inter-segment sales.  It would be difficult to provide meaningful information by reportable segment for these costs as the allocation method does not directly reflect the benefited segment and the allocation is done in total, not by financial statement line item.  In addition, the budgeted amount is allocated to segments; any differences from budget are treated as a reconciling item between reportable segment and consolidated results.

•                                          As discussed below, there are various methodology differences between our segment reporting and U.S. GAAP.  This results in numerous reconciling items between reportable segment and consolidated results.

•                                          We have twenty-five operating segments, of which twelve are reportable segments.  Reporting financial information for this number of businesses, especially considering our level of vertical integration, would not be meaningful to our financial statement users.

In summary, due to Caterpillar’s high level of integration and our concern that segment disclosures have limited value for our external readers, we are continuing to disclose financial results for our three principal lines of business (Machinery, Engines and Financial Products) in our Management’s Discussion and Analysis beginning on page 45.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 31 to 36 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit (loss), we have grouped the reconciling items as follows:

•                                          Corporate costs:  Certain corporate costs are allocated and included in the business division’s accountable profit at budgeted levels.  Any differences are treated as reconciling items.  These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

•                                          Redundancy costs:  Redundancy costs include pension and other postretirement benefit plan curtailments, settlements and special termination benefits as well as employee separation charges. Most of these costs are reconciling items between accountable profit and consolidated profit before tax. Table Reconciliation of Redundancy Costs on pages 33-34 has been included to illustrate how segment accountable profit would have been impacted by the redundancy costs.  See Notes 9 and 18 for more information.

•                                          Methodology differences:  See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

•                                          Timing:   Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments

Three Months Ended September 30,

(Millions of dollars)

	2010
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Sept. 30	Capital expenditures
Building Construction Products	$568	$8	$576	$7	$33	$836	$37
Cat Japan	278	642	920	45	35	2,459	12
Core Components	323	427	750	20	153	1,060	16
Earthmoving	1,312	(13)	1,299	27	47	2,703	39
Electric Power	803	4	807	5	95	917	9
Excavation	1,161	26	1,187	18	16	1,610	17
Large Power Systems	756	1,154	1,910	58	166	2,999	28
Logistics	160	398	558	26	108	817	46
Marine & Petroleum Power	541	16	557	6	37	752	(3)
Mining	1,070	100	1,170	12	244	1,470	15
Turbines	923	2	925	15	217	753	18
Total Machinery & Engines	$7,895	$2,764	$10,659	$239	$1,151	$16,376	$234
Financing & Insurance Services	737	—	737	175	108	30,369	290
Total	$8,632	$2,764	$11,396	$414	$1,259	$46,745	$524

	2009
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Dec. 31	Capital expenditures
Building Construction Products	$275	$4	$279	$7	$(41)	$615	$3
Cat Japan	286	132	418	33	(78)	2,440	24
Core Components	238	221	459	19	60	955	12
Earthmoving	625	14	639	25	(117)	2,197	23
Electric Power	455	7	462	7	6	702	5
Excavation	446	8	454	17	(92)	1,325	18
Large Power Systems	526	585	1,111	48	(28)	2,703	56
Logistics	176	309	485	27	119	828	10
Marine & Petroleum Power	598	19	617	5	53	747	9
Mining	531	16	547	18	13	1,141	8
Turbines	964	1	965	14	234	734	17
Total Machinery & Engines	$5,120	$1,316	$6,436	$220	$129	$14,387	$185
Financing & Insurance Services	782	—	782	188	93	32,230	310
Total	$5,902	$1,316	$7,218	$408	$222	$46,617	$495

Reportable Segments

Nine Months Ended September 30,

(Millions of dollars)

	2010
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Sept. 30	Capital expenditures
Building Construction Products	$1,522	$22	$1,544	$21	$45	$836	$43
Cat Japan	882	1,559	2,441	145	5	2,459	56
Core Components	899	1,161	2,060	59	457	1,060	33
Earthmoving	3,468	70	3,538	78	5	2,703	107
Electric Power	1,890	9	1,899	17	134	917	11
Excavation	3,175	67	3,242	51	27	1,610	40
Large Power Systems	2,165	2,601	4,766	156	389	2,999	109
Logistics	498	1,143	1,641	77	359	817	67
Marine & Petroleum Power	1,503	46	1,549	18	156	752	8
Mining	2,697	216	2,913	40	513	1,470	27
Turbines	2,429	4	2,433	45	529	753	37
Total Machinery & Engines	$21,128	$6,898	$28,026	$707	$2,619	$16,376	$538
Financing & Insurance Services	2,220	—	2,220	538	324	30,369	677
Total	$23,348	$6,898	$30,246	$1,245	$2,943	$46,745	$1,215

	2009
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Accountable profit (loss)	Accountable assets at Dec. 31	Capital expenditures
Building Construction Products	$802	$13	$815	$21	$(142)	$615	$7
Cat Japan	924	614	1,538	107	(243)	2,440	82
Core Components	673	693	1,366	56	152	955	34
Earthmoving	2,373	55	2,428	70	(243)	2,197	69
Electric Power	1,774	17	1,791	20	146	702	12
Excavation	1,638	45	1,683	47	(282)	1,325	36
Large Power Systems	1,602	2,508	4,110	142	105	2,703	92
Logistics	523	937	1,460	81	321	828	29
Marine & Petroleum Power	2,201	48	2,249	13	239	747	34
Mining	2,203	84	2,287	58	247	1,141	28
Turbines	2,604	8	2,612	44	631	734	36
Total Machinery & Engines	$17,317	$5,022	$22,339	$659	$931	$14,387	$459
Financing & Insurance Services	2,377	—	2,377	550	327	32,230	753
Total	$19,694	$5,022	$24,716	$1,209	$1,258	$46,617	$1,212

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2010:
Total external sales and revenues from reportable segments	$7,895	$737	$—	$8,632
All other operating segments	2,564	6	—	2,570
Other	(7)	6	(67)[1]	(68)
Total sales and revenues	$10,452	$749	$(67)	$11,134

Three Months Ended September 30, 2009:
Total external sales and revenues from reportable segments	$5,120	$782	$—	$5,902
All other operating segments	1,467	—	—	1,467
Other	(4)	6	(73)[1]	(71)
Total sales and revenues	$6,583	$788	$(73)	$7,298

1 Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2010:
Total external sales and revenues from reportable segments	$21,128	$2,220	$—	$23,348
All other operating segments	6,620	9	—	6,629
Other	(22)	19	(193)[1]	(196)
Total sales and revenues	$27,726	$2,248	$(193)	$29,781

Nine Months Ended September 30, 2009:
Total external sales and revenues from reportable segments	$17,317	$2,377	$—	$19,694
All other operating segments	5,025	—	—	5,025
Other	5	21	(247)[1]	(221)
Total sales and revenues	$22,347	$2,398	$(247)	$24,498

1 Elimination of Financial Products revenues from Machinery and Engines.

Reconciliation of Consolidated profit (loss) before taxes:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidated Total
Three Months Ended September 30, 2010:
Total accountable profit from reportable segments	$1,151	$108	$1,259
All other operating segments	418	1	419
Cost centers	(39)	—	(39)
Corporate costs	(113)	—	(113)
Timing	(72)	—	(72)
Redundancy costs	(7)	—	(7)
Methodology differences:
Inventory/cost of sales	(42)	—	(42)
Postretirement benefit expense	(192)	—	(192)
Financing costs	(87)	—	(87)
Equity in profit of unconsolidated affiliated companies	7	—	7
Currency	(25)	—	(25)
Other methodology differences	(6)	1	(5)
Total profit (loss) before taxes	$993	$110	$1,103

Three Months Ended September 30, 2009:
Total accountable profit from reportable segments	$129	$93	$222
All other operating segments	(105)	—	(105)
Cost centers	22	—	22
Corporate costs	(21)	—	(21)
Timing	72	—	72
Redundancy costs	7	1	8
Methodology differences:
Inventory/cost of sales	156	—	156
Postretirement benefit expense	(81)	—	(81)
Financing costs	(91)	—	(91)
Equity in profit of unconsolidated affiliated companies	(1)	—	(1)
Currency	66	—	66
Other methodology differences	3	2	5
Total profit (loss) before taxes	$156	$96	$252

Reconciliation of Consolidated profit (loss) before taxes:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidated Total
Nine Months Ended September 30, 2010:
Total accountable profit from reportable segments	$2,619	$324	$2,943
All other operating segments	932	—	932
Cost centers	(47)	—	(47)
Corporate costs	(418)	—	(418)
Timing	(80)	—	(80)
Redundancy costs	(27)	—	(27)
Methodology differences:
Inventory/cost of sales	(96)	—	(96)
Postretirement benefit expense	(437)	—	(437)
Financing costs	(268)	—	(268)
Equity in profit of unconsolidated affiliated companies	13	—	13
Currency	19	—	19
Other methodology differences	(21)	5	(16)
Total profit (loss) before taxes	$2,189	$329	$2,518

Nine Months Ended September 30, 2009:
Total accountable profit from reportable segments	$931	$327	$1,258
All other operating segments	(113)	—	(113)
Cost centers	33	—	33
Corporate costs	(1)	—	(1)
Timing	70	—	70
Redundancy costs	(610)	(10)	(620)
Methodology differences:
Inventory/cost of sales	138	—	138
Postretirement benefit expense	(234)	—	(234)
Financing costs	(300)	—	(300)
Equity in profit of unconsolidated affiliated companies	(1)	—	(1)
Currency	206	—	206
Other methodology differences	7	(2)	5
Total profit (loss) before taxes	$126	$315	$441

Reconciliation of Redundancy costs:

As noted above, redundancy costs are a reconciling item between Accountable profit (loss) and Consolidated profit (loss) before tax.  Had we included these costs in the segments’ results during 2009, costs would have been split as shown below.

(Millions of dollars)	Accountable profit (loss)	Redundancy costs	Accountable profit (loss) with redundancy costs
Three Months Ended September 30, 2009:
Building Construction Products	$(41)	$—	$(41)
Cat Japan	(78)	—	(78)
Core Components	60	—	60
Earthmoving	(117)	4	(113)
Electric Power	6	—	6
Excavation	(92)	1	(91)
Large Power Systems	(28)	—	(28)
Logistics	119	—	119
Marine & Petroleum Power	53	—	53
Mining	13	—	13
Turbines	234	—	234
Financing & Insurance Services	93	1	94
All other operating segments	(105)	2	(103)
Consolidated Total	$117	$8	$125

(Millions of dollars)	Accountable profit (loss)	Redundancy costs	Accountable profit (loss) with redundancy costs
Nine Months Ended September 30, 2009:
Building Construction Products	$(142)	$(39)	$(181)
Cat Japan	(243)	(3)	(246)
Core Components	152	(3)	149
Earthmoving	(243)	(85)	(328)
Electric Power	146	(22)	124
Excavation	(282)	(59)	(341)
Large Power Systems	105	(89)	16
Logistics	321	(29)	292
Marine & Petroleum Power	239	(10)	229
Mining	247	(53)	194
Turbines	631	—	631
Financing & Insurance Services	327	(10)	317
All other operating segments	(113)	(218)	(331)
Consolidated Total	$1,145	$(620)	$525

Reconciliation of Assets:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2010:
Total accountable assets from reportable segments	$16,376	$30,369	$—	$46,745
All other operating segments	9,885	140	—	10,025
Items not included in segment assets:
Cash and short-term investments	835	—	—	835
Intercompany receivables	689	—	(689)	—
Investment in Financial Products	4,190	—	(4,190)	—
Deferred income taxes and prepaids	4,156	—	(501)	3,655
Goodwill, intangible assets and other assets	1,164	—	—	1,164
Liabilities included in segment assets	2,532	—	—	2,532
Inventory methodology differences	(2,923)	—	—	(2,923)
Other	613	(352)	(652)	(391)
Total assets	$37,517	$30,157	$(6,032)	$61,642

December 31, 2009:
Total accountable assets from reportable segments	$14,387	$32,230	$—	$46,617
All other operating segments	7,356	—	—	7,356
Items not included in segment assets:
Cash and short-term investments	2,239	—	—	2,239
Intercompany receivables	106	—	(106)	—
Investment in Financial Products	4,514	—	(4,514)	—
Deferred income taxes and prepaids	4,131	—	(460)	3,671
Goodwill, intangible assets and other assets	1,364	—	—	1,364
Liabilities included in segment assets	2,270	—	—	2,270
Inventory methodology differences	(2,735)	—	—	(2,735)
Other	564	(255)	(1,053)	(744)
Total assets	$34,196	$31,975	$(6,133)	$60,038

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2010:
Total accountable depreciation and amortization from reportable segments	$239	$175	$—	$414
Items not included in segment depreciation and amortization:
All other operating segments	116	2	—	118
Cost centers	37	—	—	37
Other	(4)	—	—	(4)
Total depreciation and amortization	$388	$177	$—	$565

Three Months Ended September 30, 2009:
Total accountable depreciation and amortization from reportable segments	$220	$188	$—	$408
Items not included in segment depreciation and amortization:
All other operating segments	110	—	—	110
Cost centers	44	—	—	44
Other	(1)	—	—	(1)
Total depreciation and amortization	$373	$188	$—	$561

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2010:
Total accountable depreciation and amortization from reportable segments	$707	$538	$—	$1,245
Items not included in segment depreciation and amortization:
All other operating segments	330	5	—	335
Cost centers	113	—	—	113
Other	(12)	—	—	(12)
Total depreciation and amortization	$1,138	$543	$—	$1,681

Nine Months Ended September 30, 2009:
Total accountable depreciation and amortization from reportable segments	$659	$550	$—	$1,209
Items not included in segment depreciation and amortization:
All other operating segments	306	—	—	306
Cost centers	130	—	—	130
Other	(12)	—	—	(12)
Total depreciation and amortization	$1,083	$550	$—	$1,633

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2010:
Total accountable capital expenditures from reportable segments	$234	$290	$—	$524
Items not included in segment capital expenditures:
All other operating segments	140	7	—	147
Cost centers	38	—	—	38
Other	5	—	(20)	(15)
Total capital expenditures	$417	$297	$(20)	$694

Three Months Ended September 30, 2009:
Total accountable capital expenditures from reportable segments	$185	$310	$—	$495
Items not included in segment capital expenditures:
All other operating segments	97	—	—	97
Cost centers	24	—	—	24
Other	1	—	(3)	(2)
Total capital expenditures	$307	$310	$(3)	$614

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Engines	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2010:
Total accountable capital expenditures from reportable segments	$538	$677	$—	$1,215
Items not included in segment capital expenditures:
All other operating segments	267	18	—	285
Cost centers	75	—	—	75
Other	29	—	(54)	(25)
Total capital expenditures	$909	$695	$(54)	$1,550

Nine Months Ended September 30, 2009:
Total accountable capital expenditures from reportable segments	$459	$753	$—	$1,212
Items not included in segment capital expenditures:
All other operating segments	212	—	—	212
Cost centers	78	—	—	78
Other	—	—	(4)	(4)
Total capital expenditures	$749	$753	$(4)	$1,498

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

The restricted assets (Receivables-finance, Long-term receivables-finance, Prepaid expenses and other current assets, and Other assets) of these consolidated SPEs totaled $160 million at September 30, 2010. The liabilities (Accrued expenses and Long-term debt due within one year-Financial Products) of these consolidated SPEs totaled $99 million at September 30, 2010.

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

During 2009, the assumptions used to determine the expected cash flows for Cat Financial’s securitization transactions were revised, which resulted in other-than-temporary impairments to earnings of $2 million and $33 million during the three and nine months ended September 30, 2009, respectively.  The impairment charge was recorded in Revenues of Financial Products on the Consolidated Statement of Results of Operations.  The impairments recognized in earnings were primarily driven by an increase in the credit loss assumption due to the continuing adverse economic conditions in the U.S.  The noncredit related gains of $2 million and losses of $13 million for the three and nine months ended September 30, 2009, respectively, recorded in Accumulated other comprehensive income (loss), were primarily driven by changes in discount rates.

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

During 2009, Cat Financial sold interests in a certain pool of trade receivables through a revolving structure to third-party commercial paper conduits, which are asset-backed commercial paper issuers that are special purpose entities (SPEs) of the sponsor bank and are not consolidated by Cat Financial.  Cat Financial services the sold trade receivables and receives an annual servicing fee of approximately 0.5 percent of the average outstanding principal balance. Consolidated expenses of $4 million related to the sale of trade receivables were recognized for the nine months ended September 30, 2009, and are included in Other income (expense) in the Consolidated Statement of Results of Operations.   There were no consolidated expenses related to the sale of trade receivables for the three months ended September 30, 2009.  As of September 30, 2010 and December 31, 2009, there were no trade receivables sold to the third-party commercial paper conduits.

The cash collections from this pool of receivables are first applied to satisfy any obligations of Cat Financial to the third-party commercial paper conduits. The third-party commercial paper conduits have no recourse to Cat Financial’s assets, other than the remaining interest, for failure of debtors to pay when due.

Cash flows from sale of trade receivables:
	Nine Months Ended September 30,
(Millions of dollars)	2010	2009
Cash proceeds from sales of receivables to the conduits	$ —	$ 887
Cash flows received on the interests that continue to be held	$5,762	$6,005

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

The remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit.  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.  During the nine months ended September 30, 2009, the estimated redemption value decreased, resulting in adjustments to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $91 million due to these adjustments.  During the nine months ended September 30, 2010, the estimated redemption value decreased, resulting in adjustments to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $26 million due to these adjustments.  As of September 30, 2010, the fair value of the redeemable noncontrolling interest remained greater than the estimated redemption value.

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

With the consolidation of Cat Japan’s results of operations, 33 percent of Cat Japan’s comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit.  For the nine months ended September 30, 2009, the carrying value had decreased by $41 million due to Cat Japan’s comprehensive loss. This resulted in an offsetting adjustment of $41 million to increase the carrying value to the redemption value and a corresponding reduction to Profit employed in the business.  For the nine months ended September 30, 2010, the carrying value had increased by $34 million due to Cat Japan’s comprehensive income.  This resulted in an offsetting adjustment of $34 million to decrease the carrying value to the redemption value and a corresponding increase to Profit employed in the business.  As Cat Japan’s functional currency is the Japanese yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  At September 30, 2010, the redeemable noncontrolling interest was $457 million.

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

Assets and liabilities measured at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2010 and December 31, 2009 are summarized below:

(Millions of dollars)	September 30, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$12	$—	$—	$12
Other U.S. and non-U.S. government bonds	—	75	—	75
Corporate bonds
Corporate bonds	—	519	—	519
Asset-backed securities	—	144	—	144
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	269	—	269
Residential mortgage-backed securities	—	45	—	45
Commercial mortgage-backed securities	—	169	—	169
Equity securities
Large capitalization value	106	—	—	106
Smaller company growth	27	—	—	27
Total available-for-sale securities	145	1,221	—	1,366
Derivative financial instruments, net	—	438	—	438
Total Assets	$145	$1,659	$—	$1,804
Liabilities
Guarantees	$—	$—	$17	$17
Total Liabilities	$—	$—	$17	$17

(Millions of dollars)	December 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$14	$—	$—	$14
Other U.S. and non-U.S. government bonds	—	65	—	65
Corporate bonds
Corporate bonds	—	475	—	475
Asset-backed securities	—	134	—	134
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	308	—	308
Residential mortgage-backed securities	—	51	—	51
Commercial mortgage-backed securities	—	162	—	162
Equity securities
Large capitalization value	89	—	—	89
Smaller company growth	24	—	—	24
Total available-for-sale securities	127	1,195	—	1,322
Derivative financial instruments, net	—	236	—	236
Securitized retained interests	—	—	102	102
Total Assets	$127	$1,431	$102	$1,660
Liabilities
Guarantees	$—	$—	$17	$17
Total Liabilities	$—	$—	$17	$17

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2010 and 2009.  These instruments, primarily related to Cat Financial, were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2009	$102	$17
Adjustment to adopt accounting for variable-interest entities	(102)	—
Issuance of guarantees	—	6
Expiration of guarantees	—	(6)
Balance at September 30, 2010	$—	$17

Balance at December 31, 2008	$52	$14
Gains or losses included in earnings (realized / unrealized)	(31)	—
Changes in Accumulated other comprehensive income (loss)	3	—
Purchases, issuances, and settlements	75	1
Balance at September 30, 2009	$99	$15

The amount of unrealized losses on securitized retained interests included in earnings for the three and nine months ended September 30, 2009 related to assets still held at September 30, 2009 was $2 million and $28 million, respectively.  These losses were reported in Revenues of Financial Products in the Consolidated Statement of Results of Operations.

In addition to the amounts above, we had impaired loans of $184 million and $208 million as of September 30, 2010 and December 31, 2009, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Please refer to the table below for the fair values of our financial instruments.

Fair Values of Financial Instruments

	September 30,		December 31,
	2010		2009
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Reference
Assets
Cash and short-term investments	$2,265	$2,265	$4,867	$4,867
Restricted cash and short-term investments	83	83	37	37
Available-for-sale securities	1,366	1,366	1,322	1,322	Note 8
Finance receivables—net (excluding finance leases1)	12,842	13,033	13,077	12,604
Wholesale inventory receivables—net (excluding finance leases1)	949	913	660	628
Foreign currency contracts—net	144	144	192	192	Note 4
Interest rate swaps—net	280	280	34	34	Note 4
Commodity contracts—net	14	14	10	10	Note 4
Securitized retained interests	—	—	102	102	Note 15

Liabilities
Short-term borrowings	3,607	3,607	4,083	4,083
Long-term debt (including amounts due within one year)
Machinery and Engines	5,037	6,310	5,954	6,674
Financial Products	19,964	21,154	21,594	22,367
Guarantees	17	17	17	17	Note 10

[1] Total excluded items have a net carrying value at September 30, 2010 and December 31, 2009 of $7,349 million and $7,780 million, respectively.

18.                               Employee separation charges

In 2009, we reported employee separation charges of $481 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs were in response to a sharp decline in sales volume due to the global recession.

For the three and nine months ended September 30, 2010, we recognized employee separation charges of $7 million and $27 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to involuntary separations due to the streamlining of our corporate structure as announced in the second quarter.  In addition, see Note 3 for information regarding stock-based compensation cost associated with the modification of equity awards for employees affected by the separations.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the 2009 and 2010 separation activity by geographic region:

	Machinery and Engines
(Millions of dollars)	North America	Latin America	EAME	Asia Pacific	Financial Products[1]	Total
Liability balance at December 31, 2008	$4	$2	$5	$—	$—	$11

Increase in liability (separation charges)[2]	$323	$15	$102	$31	$10	$481
Reduction in liability (payments and other adjustments)	(313)	(17)	(78)	(25)	(10)	(443)
Liability balance at December 31, 2009	$14	$—	$29	$6	$—	$49

Increase in liability (separation charges).	$15	$—	$7	$5	$—	$27
Reduction in liability (payments and other adjustments)	(24)	—	(20)	(7)	—	(51)
Liability balance at September 30, 2010	$5	$—	$16	$4	$—	$25

[1] Includes $8 million for North America and $2 million for EAME in 2009.
[2] Includes $440 million for the nine months ended September 30, 2009.

The remaining liability balances as of September 30, 2010 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs are expected to be paid in 2011.

In addition to the 2009 separation charges noted above, we reported $225 million ($201 million for the nine months ended September 30, 2009) of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  See Note 9 for additional information.

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

19.                               Business combinations

Electro-Motive Diesel, Inc.

In August 2010, we acquired 100 percent of the equity in privately held Electro-Motive Diesel, Inc. (EMD) for approximately $928 million, which includes a preliminary net working capital adjustment anticipated to be finalized in the fourth quarter.   Headquartered in LaGrange, Illinois with additional manufacturing facilities in Canada and Mexico, EMD designs, manufactures and sells diesel-electric locomotives for commercial railroad applications and sells its products to customers throughout the world.  EMD has a significant field population in North America and throughout the world supported by an aftermarket business offering customers replacement parts, maintenance solutions, and a range of value-added services.  EMD is also a global provider of diesel engines for marine propulsion, offshore and land-based oil well drilling rigs, and stationary power generation.  The acquisition supports our strategic plan to grow our presence in the global rail industry.  The EMD acquisition will enable us to provide rail and transit customers a range of locomotive, engine and emissions solutions, as well as aftermarket product and parts support and a full line of rail-related services and solutions.

The transaction was financed with available cash.  Tangible assets acquired of $890 million, recorded at their fair values, primarily were receivables of $186 million, inventories of $551 million and property, plant and equipment of $132 million.  Finite-lived intangible assets acquired of $327 million were primarily related to customer relationships and also included intellectual property and trade names.  The finite-lived intangible assets are being amortized on a straight-line basis over a weighted-average amortization period of approximately 15 years.  An additional intangible asset acquired of $18 million, related to in-process research and development, is considered indefinite-lived until the completion or abandonment of the development activities. Liabilities assumed of $518 million, recorded at their fair values, primarily included accounts payable of $124 million and accrued expenses of $161 million. Additionally, net deferred tax liabilities were $110 million.  Goodwill of $321 million, substantially all of which is non-deductible for income tax purposes, represents the excess of cost over the fair value of the net tangible and intangible assets acquired.  Factors that contributed to a purchase price resulting in the recognition of goodwill include EMD’s strategic fit into our product and services portfolio, aftermarket support opportunities and the acquired assembled workforce.   These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the “All Other” category in Note 14.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

The transaction was financed with available cash.  Tangible assets acquired of $12 million and liabilities assumed of $9 million were recorded at their fair values.  Finite-lived intangible assets acquired of $28 million related to customer relationships and intellectual property are being amortized on a straight-line basis over a weighted-average amortization period of approximately 13 years.  Goodwill of $14 million, approximately $8 million of which is deductible for income tax purposes, represents the excess of cost over the fair value of the net tangible and finite-lived intangible assets acquired.  These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the “All Other” category in Note 14.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported a third-quarter profit of $792 million, 96 percent higher than the third-quarter 2009 profit of $404 million.  Profit per share was $1.22, an increase from $0.64 per share in the third quarter of 2009.  Sales and revenues of $11.134 billion were up 53 percent from $7.298 billion in the third quarter of 2009.

Profit per share for the nine months ended September 30, 2010 was $2.68 per share, an increase of $1.61 per share from a profit of $1.07 per share for the nine months ended September 30, 2009.  Profit of $1.732 billion was 161 percent higher than profit of $663 million for the nine months ended September 30, 2009.  Sales and revenues for the nine months ended September 30, 2010 were $29.781 billion, up $5.283 billion, or 22 percent, from the nine months ended September 30, 2009.

Third-quarter results reflect higher end-user demand and lower inventory reductions by dealers.  Continuing economic growth in the developing world has been key to improving sales.  In addition, sales in developed countries have improved substantially from very low levels in 2009.  While demand has increased, dealer new machine inventories and rental fleets have remained relatively flat, and the age of rental fleets has not improved, which should be beneficial for sales in the future.

Sales and revenues were up $3.836 billion from the third quarter of 2009.  Sales volume improved $3.714 billion, price realization was favorable $262 million, and currency had an unfavorable impact of $107 million.  Financial Products revenues were down $33 million from the third quarter of 2009.  Profit was up $388 million, with the increase primarily the result of higher sales volume, favorable price realization and improved manufacturing costs driven by the Caterpillar Production System, partially offset by higher taxes, incentive compensation and higher research and development expenses.

Highlights for the third quarter of 2010 include:

•                  Third-quarter sales and revenues of $11.134 billion were 53 percent higher than the third quarter of 2009.  The improvement is a result of economic growth in the developing world and improvement from low levels of machine demand in 2009 in developed countries.

•                  Machinery sales increased 84 percent due to higher end-user demand, absence of dealer inventory reductions that occurred in the third quarter of 2009 and better price realization.

•                  Engines sales increased 21 percent, and Financial Products revenues declined 5 percent from the third quarter of 2009 primarily due to lower average earning assets.

•                  Manufacturing costs improved $142 million.  Excluding pre-tax LIFO inventory decrement benefits of $120 million in the third quarter of 2009, manufacturing costs improved $262 million.

•                  Machinery and Engines (M&E) operating cash flow was $3.215 billion through the first three quarters of 2010, compared with $1.535 billion through the first three quarters of 2009.

•                  The acquisition of Electro-Motive Diesel (EMD) was completed on August 2, 2010, and added $216 million to sales in the quarter but had little impact on profit.

•                  Machinery and Engines debt-to-capital ratio was 39.1 percent at the end of the third quarter of 2010, compared to 49.5 percent at the end of the third quarter of 2009 and 47.2 percent at year-end 2009.

2010 Outlook

The outlook for 2010 sales and revenues is a range of $41 to $42 billion, an increase of 28 percent from 2009 sales and revenues at the midpoint of the range.  The previous outlook range was $39 to $42 billion.  The 2010 profit outlook is a range of $3.80 to $4.00 per share, an increase of 173 percent from 2009 profit at the midpoint of the range.  The previous outlook range was $3.15 to $3.85 per share.

Preliminary 2011 Outlook

Our preliminary outlook for 2011 reflects sales and revenues approaching $50 billion.  Developing economies are leading our growth in 2010, and we expect them to continue to grow in 2011.  We are expecting developed countries to grow in 2011 as well, but at a slower pace than the developing world.

Notes:

-          Glossary of terms is included on pages 61-63; first occurrence of terms shown in bold italics.

-          Information on non-GAAP financial measures is included on page 74.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2009

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between third quarter 2009 (at left) and third quarter 2010 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Machinery Volume includes EMD sales.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the third quarter of 2010 were $11.134 billion, up $3.836 billion, or 53 percent, from the third quarter of 2009.  Machinery sales volume was up $3.116 billion due to higher end-user demand and the absence of dealer inventory reductions that occurred in the third quarter of 2009.  Engines sales volume increased $598 million, primarily because of higher sales of engines for electric power and industrial applications.  Price realization improved $262 million, and currency had a negative impact on sales of $107 million.  Financial Products revenues decreased $33 million primarily due to lower average earning assets.

Our integrated service businesses tend to be more stable through the business cycle than new machines and engines.  Third-quarter 2010 sales and revenues for these businesses were higher compared to the third quarter of 2009 primarily because of higher sales of replacement parts.  However, with the increase in sales of new machines and engines this quarter, integrated service businesses represented a lower percent of total company sales and revenues than the prior period.  These businesses represented about 39 percent of total company sales and revenues in the third quarter of 2010, down from about 50 percent in the third quarter of 2009.

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Third Quarter 2010
Machinery	$7,201	84%	$2,811	89%	$1,165	121%	$1,409	60%	$1,816	81%
Engines[1]	3,251	21%	1,044	26%	519	71%	1,059	11%	629	6%
Financial Products[2]	682	(5)%	393	(6)%	75	6%	102	(17)%	112	9%
	$11,134	53%	$4,248	55%	$1,759	95%	$2,570	31%	$2,557	51%
Third Quarter 2009
Machinery	$3,904		$1,490		$527		$882		$1,005
Engines[1]	2,679		828		303		957		591
Financial Products[2]	715		418		71		123		103
	$7,298		$2,736		$901		$1,962		$1,699

[1]

Does not include internal engines transfers of $669 million and $370 million in third quarter 2010 and 2009, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

[2]	Does not include internal revenues earned from Machinery and Engines of $67 million and $73 million in third quarter 2010 and 2009, respectively.

Machinery Sales - Sales were $7.201 billion, an increase of $3.297 billion, or 84 percent, from the third quarter of 2009.

•                  Excluding EMD sales of $216 million, sales volume increased $2.900 billion.

•                  Price realization increased $229 million.

•                  Currency decreased sales by $48 million.

•                  Geographic mix between regions (included in price realization) was $21 million favorable.

•                  Dealers reported a small increase in inventories during the quarter compared to about a $1.1 billion reduction in the third quarter of 2009.

•                  Deliveries to end users, as reported by dealers, was the most significant factor in our growth in sales volume.    The improvement was from depressed levels in 2009.

•                  Dealer-reported inventories were lower than last year in both dollars and months of supply.  Months of supply were also below the historical average.

•                  Developing countries accounted for about half the growth in sales volume.  Construction increased in many countries in response to continuing economic recoveries.  Higher metals and energy prices led to increased output of those commodities which was positive for mining-related sales.

•                  Dealer deliveries in developed countries improved even though construction activity remained weak.  We believe the improvement is a result of customers replacing some aging equipment.  This follows a weak 2009, when end users reduced machine purchases below historic fleet replenishment rates.  However, despite higher deliveries this year, we estimate existing fleet capabilities continued to deteriorate.

•                  Machine sales to dealers for use in rental fleets increased. However, the average age of rental fleets has not improved, and rental utilization has continued to increase.

North America – Sales increased $1.321 billion, or 89 percent.

•                  Excluding EMD sales of $77 million, sales volume increased $1.147 billion.

•                  Price realization increased $97 million.

•                  Dealer-reported inventories were about flat during the quarter, compared with a nearly $500 million reduction in the third quarter of 2009.  Dealer-reported inventories in dollars were well below last year, and months of supply were below the historical average.

•                  An increase in deliveries to end users, as reported by dealers, accounted for more than half the volume growth.  More favorable economic environments in both the United States and Canada, including increased output in some key mining industries, encouraged buying.

•                  We do not believe that reported deliveries, although higher than last year’s depressed levels, offset the depletion rates of end-user and dealer-rental fleets.

•                  Sales of machines typically used in housing and nonresidential building more than doubled from the third quarter of 2009, despite weak construction activity in the United States.

•                  Construction in Canada was stronger, with housing starts up 23 percent and nonresidential permits up 22 percent. Unemployment  declined, and new home prices rebounded to near the 2008 peak.

•                  Spending and contracting for highway construction declined in the United States as increased federal government funding did not offset reductions in state and local government investment spending.

•                  Sales of large mining machines increased significantly from last year’s depressed levels, benefiting from better metals and coal prices.  Copper prices increased 24 percent, gold rose 28 percent, and Central Appalachian coal was up 37 percent.

•                  In the United States, metals mining increased 12 percent and coal production increased 2 percent.  Coal exports were up 55 percent in July, and an increase in electricity production of 6 percent resulted in higher coal consumption.

•                  In Canada, coal production increased 11 percent and metals mining was up 34 percent.

•                  U.S. nonmetals mining and quarrying increased 7 percent, and Canadian production increased 1 percent.  These production gains helped increase sales of quarry products.

Latin America – Sales increased $638 million, or 121 percent.

•                  Excluding EMD sales of $2 million, sales volume increased $574 million.

•                  Price realization increased $49 million.

•                  Currency benefited sales by $13 million.

•                  Dealers reported stable inventories during the quarter compared to a drawdown last year.  This change contributed to the growth in sales volume.

•                  Dealer-reported inventories in dollars and months of supply ended the quarter higher than a year earlier.  Months of supply were below the historical average.

•                  Dealers reported higher deliveries to end users, which accounted for most of the sales volume growth.  Low interest rates in many countries allowed economic recoveries to develop, and industrial production returned to near pre-recession peaks.

•                  Higher commodity prices benefited both oil and mining production.  Regional oil production increased more than 3 percent, and drill rig activity grew 10 percent.  Brazil increased mining output 10 percent, Chile 1 percent and Mexico 6 percent.

•                  Economic recoveries led to increased construction.  Permits rose 4 percent in Argentina, 2 percent in Chile and 23 percent in Colombia.  Brazilian construction employment increased 25 percent.

EAME – Sales increased $527 million, or 60 percent.

•                  Excluding EMD sales of $97 million, sales volume increased $490 million.

•                  Price realization increased $5 million.

•                  Currency decreased sales by $65 million.

•                  Dealer-reported inventories were about flat during the quarter, compared with a reduction of about $250 million in the third quarter of 2009.  This change contributed to sales volume growth.

•                  Both dealer-reported inventories in dollars and the months of supply were well below the third quarter of 2009.  Months of supply were below the historical average.

•                  Sales volume increased in Europe largely due to increased deliveries to end users, as reported by dealers.  The European economy continued to recover in the third quarter, with industrial production up 4 percent in the Euro-zone and 7 percent in the United

Kingdom.  Construction increased in response to low interest rates, increased lending for home purchases and higher capacity utilization.

•                  Africa/Middle East was the largest contributor to sales volume growth.  Sales to oil producing countries increased in response to increases in oil production and oil prices.

•                  Economic recoveries led to volume growth in both South Africa and Turkey.  Residential building construction improved in South Africa, and construction spending increased in Turkey.

•                  Volume growth in the CIS was concentrated in Russia.  Positive factors included lower interest rates, increased government spending on housing and transportation and higher oil revenues.

Asia/Pacific – Sales increased $811 million, or 81 percent.

•                  Excluding EMD sales of $40 million, sales volume increased $710 million.

•                  Price realization increased $57 million.

•                  Currency benefited sales by $4 million.

•                  Dealer-reported inventories increased, which contrasted with a drawdown during the third quarter of 2009.  This change accounted for more than half the growth in sales volume.

•                  Dealer-reported inventories were higher than a year earlier in dollars, but months of supply declined.  Months of supply were below the historical average.

•                  Most countries continued economic recoveries, the result of low interest rates, increased liquidity and growing exports.  Industrial production has surpassed pre-recession peaks in Australia, China, India, Indonesia, South Korea and the Philippines.  Sales increased in nearly all countries in the region.

•                  China had a large increase in sales volume, benefiting from more than 9-percent growth in the economy and 18-percent credit growth.  Coal mining, housing construction and nonresidential construction were all up.  Home prices increased 12 percent despite government restrictions on home ownership.

•                  The mining industry was a major contributor to volume growth in Australia.  Coal prices rose 31 percent, and metals prices increased 8 percent.  Mining companies increased employment 20 percent to improve output.

•                  Sales volume increased in Indonesia due to growth in construction and mining.  Indonesia, the world’s largest thermal coal exporter, is increasing production in response to higher prices.

•                  India increased interest rates to slow inflation, but liquidity expanded by 18 percent.  As a result, construction increased 8 percent, and mining output rose 8 percent, leading to higher sales volume.

Engines Sales – Sales were $3.251 billion, an increase of $572 million, or 21 percent, from the third quarter of 2009.

•                  Sales volume increased $598 million.

•                  Price realization increased $33 million.

•                  Currency decreased sales by $59 million.

•                  Geographic mix between regions (included in price realization) was $3 million favorable.

•                  Dealer-reported inventories in dollars and months of supply were down from the third quarter of 2009.

North America – Sales increased $216 million, or 26 percent.

•                  Sales volume increased $199 million.

•                  Price realization increased $17 million.

•                  Sales for industrial applications increased 56 percent due to higher sales to Original Equipment Manufacturers (OEMs) and higher demand in construction.

•                  Sales for electric power applications increased 81 percent primarily due to increased sales into dealer rental fleets and dealer inventory replenishment.

•                  Sales for petroleum applications decreased 6 percent as lower turbine sales were partially offset by increased sales into well service.

Latin America – Sales increased $216 million, or 71 percent.

•                  Sales volume increased $211 million.

•                  Price realization increased $2 million.

•                  Currency increased sales by $3 million.

•                  Sales for petroleum applications increased 72 percent due to higher turbine sales from one large order.

•                  Sales of electric power applications increased 118 percent due to higher turbine sales from one large order and improvements in industry demand.

•                  Sales for marine and industrial applications were about flat.

EAME – Sales increased $102 million, or 11 percent.

•                  Sales volume increased $136 million.

•                  Price realization increased $16 million.

•                  Currency decreased sales by $50 million.

•                  Sales for electric power applications increased 33 percent primarily due to higher demand throughout the region, partially offset by lower turbine sales.

•                  Sales for industrial applications increased 62 percent due to higher demand in construction and agricultural applications.

•                  Sales for petroleum applications decreased 13 percent primarily due to lower turbine sales partially offset by slightly higher demand for engines used in production applications and land-based drilling.

•                  Sales for marine applications decreased 45 percent due to weak industry demand and a declining order backlog.

Asia/Pacific – Sales increased $38 million, or 6 percent.

•                  Sales volume increased $55 million.

•                  Price realization decreased $5 million.

•                  Currency decreased sales by $12 million.

•                  Sales for electric power applications increased 29 percent primarily due to higher demand throughout the region, partially offset by lower turbine sales.

•                  Sales for industrial applications increased 85 percent primarily due to higher demand from OEMs.

•                  Sales for petroleum applications were about flat as higher sales into China land-based drilling offset lower turbine sales.

•                  Sales for marine applications decreased 24 percent due to weak industry demand, partially offset by higher sales for workboat and general cargo vessels.

Financial Products Revenues - Revenues were $682 million, a decrease of $33 million, or 5 percent, from the third quarter of 2009.

•                  Revenues decreased $44 million due to a decrease in average earning assets and $9 million due to the unfavorable impact of lower interest rates on new and existing finance receivables.

•                  Other revenues at Cat Financial increased $25 million, driven by a $24 million favorable change from returned and repossessed equipment.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between third quarter 2009 (at left) and third quarter 2010 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Other includes the operating profit impact of EMD and consolidating adjustments and Machinery and Engines other operating (income) expenses.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Operating profit in the third quarter of 2010 was $1.187 billion compared to $277 million in the third quarter of 2009.  The improvement was primarily the result of higher sales volume, which includes the impact of an unfavorable mix of products, better price realization and lower manufacturing costs.  The improvements were partially offset by higher selling, general and administrative (SG&A) and research and development (R&D) expenses and an unfavorable impact of currency.

Manufacturing costs improved $142 million primarily due to variable labor and burden efficiencies and lower warranty and material costs, partially offset by the absence of $120 million of LIFO inventory decrement benefits.

SG&A and R&D expenses increased by $378 million primarily due to provisions related to incentive pay and increased expense to support new product development programs, including those related to emissions requirements.

Currency had a $46 million negative impact on operating profit as the negative impact on sales more than offset the benefit to costs.

Operating Profit (Loss) by Principal Line of Business

(Millions of dollars)	Third Quarter 2010	Third Quarter 2009	$ Change	% Change
Machinery[1]	$615	$(124)	$739	—[2]
Engines[1]	531	370	161	44%
Financial Products	96	92	4	4%
Consolidating Adjustments	(55)	(61)	6
Consolidated Operating Profit	$1,187	$277	$910	329%

1          Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

2          Because the third quarter 2009 was a loss for Machinery, the percent change is not meaningful.

Operating Profit/Loss by Principal Line of Business

•                              Machinery operating profit was $615 million compared to an operating loss of $124 million in the third quarter of 2009.  Positive factors included higher sales volume, which included the impact of an unfavorable mix of products, improved price realization and lower manufacturing costs (despite the absence of LIFO decrement benefits).  These improvements were partially offset by higher SG&A and R&D expenses.

•                              Engines operating profit of $531 million was up $161 million from the third quarter of 2009.  Higher sales volume and improved  manufacturing costs were partially offset by higher SG&A and R&D expenses.  Although total engines operating profit improved from the third quarter of 2009, both sales and operating profit for turbines were about flat and represented a lower proportion of total engine sales and operating profit.

•                              Financial Products operating profit of $96 million was up $4 million, or 4 percent, from the third quarter of 2009.  The increase was primarily attributable to a $24 million favorable change from returned or repossessed equipment and an $8 million decrease in the provision for credit losses at Cat Financial, partially offset by a $17 million unfavorable impact from lower average earning assets and $9 million due to incentive pay.

Other Profit/Loss Items

•                            Interest expense excluding Financial Products decreased $6 million from the third quarter of 2009.

•                            Other income/expense was income of $1 million compared with income of $66 million in the third quarter of 2009.  The decrease was primarily driven by an unfavorable impact from currency exchange gains and losses.

•                            The provision for income taxes of $295 million in the third quarter of 2010 reflects an estimated annual effective tax rate of 28 percent, which is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate.  The provision for income taxes in the third quarter of 2010 also includes a $14 million benefit related to the decrease in the 2010 estimated annual tax rate from 29 to 28 percent.  The decrease is primarily attributable to a more favorable expected geographic mix of profits from a tax perspective.  The 2010 estimated annual tax rate is based on current tax law and therefore does not include the U.S. research and development tax credit and other benefits that have not been extended past 2009.

The benefit for income taxes in the third quarter of 2009 was $139 million, which included $129 million of benefits related to prior-year tax returns.

•                            Equity in profit/loss of unconsolidated affiliated companies was a loss of $7 million compared with profit of $1 million in the third quarter of 2009.  The change is primarily related to start-up expenses from NC2 Global LLC, our joint venture with Navistar.

•                            Profit (loss) attributable to noncontrolling interests negatively impacted profit by $21 million from the third quarter of 2009, primarily due to improved financial performance of Caterpillar Japan Ltd. (Cat Japan).   We own two-thirds of Cat Japan, meaning one-third of its profits or losses are attributable to our partner, Mitsubishi Heavy Industries.

NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2009

SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2009 (at left) and the nine months ended September 30, 2010 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Machinery Volume includes EMD sales.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Sales and revenues for the nine months ended September 30, 2010 were $29.781 billion, up $5.283 billion, or 22 percent, from the nine months ended September 30, 2009.  Machinery sales volume was up $5.053 billion due to the absence of significant dealer inventory reductions that occurred in the nine months ended September 30, 2009 and higher end-user demand.  Engines volume declined $353 million, primarily because of lower sales of engines for petroleum and marine applications.  Price realization improved $621 million, and currency had a positive impact on sales of $58 million.  Financial Products revenues decreased $96 million.

Our integrated service businesses tend to be more stable through the business cycle than new machines and engines.  The sales and revenues for the first nine months of 2010 for these businesses were higher compared to the first nine months of 2009 primarily because of higher sales of replacement parts.  However, with the increase in sales of new machines in the current period, integrated service businesses represented a lower percent of total company sales and revenues than the prior period.  These businesses represented about 42 percent of total company sales and revenues in the first nine months of 2010, down from about 45 percent in the first nine months of 2009.

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Nine months ended September 30, 2010
Machinery	$19,196	41%	$7,179	32%	$3,064	75%	$3,767	20%	$5,186	60%
Engines[1]	8,530	(3)%	2,858	(1)%	1,076	31%	2,801	(15)%	1,795	2%
Financial Products[2]	2,055	(4)%	1,197	(8)%	219	12%	324	(13)%	315	11%
	$29,781	22%	$11,234	17%	$4,359	57%	$6,892	1%	$7,296	38%
Nine months ended September 30, 2009
Machinery	$13,584		$5,436		$1,754		$3,150		$3,244
Engines[1]	8,763		2,901		824		3,282		1,756
Financial Products[2]	2,151		1,298		195		374		284
	$24,498		$9,635		$2,773		$6,806		$5,284

1          Does not include internal engines transfers of $1,772 million and $1,126 million in the nine months ended September 30, 2010 and 2009, respectively.  Internal engines transfers are valued at prices comparable to those for unrelated parties.

2          Does not include internal revenues earned from Machinery and Engines of $193 million and $247 million in the nine months ended September 30, 2010 and 2009, respectively.

Machinery Sales - Sales were $19.196 billion, an increase of $5.612 billion, or 41 percent, from the nine months ended September 30, 2009.

•                  Excluding EMD sales of $216 million, sales volume increased $4.837 billion.

•                  Price realization increased $475 million.

•                  Currency increased sales by $84 million.

•                  Geographic mix between regions (included in price realization) was $10 million unfavorable.

•                  A small increase in dealer-reported inventories compared with a reduction of about $2.6 billion during the same period a year earlier, accounted for over half the increase in volume.

•                  Dealer-reported inventories were lower than last year in both dollars and months of supply.  Months of supply were below the historical average.

•                  Developing countries recovered sooner, and with more strength, than developed countries.  As a result, developing countries accounted for about two-thirds of the volume growth.  Low interest rates and economic recovery led to increased construction spending in many countries.  Higher metals and energy prices benefited production of commodities and mining-related sales.

•                  Weak economic recoveries, coupled with low construction spending, limited volume growth in the developed regions of North America and Europe.  Dealer-reported inventories in these regions declined slightly this year, and we believe increases in deliveries to end users largely reflected efforts to limit deterioration in their machine fleets.

•                  Deliveries into rental fleets increased.  However, units in rental fleets continued to decline, and rental utilization rates increased.

North America – Sales increased $1.743 billion, or 32 percent.

•                  Excluding EMD sales of $77 million, sales volume increased $1.469 billion.

•                  Price realization increased $195 million.

•                  Currency increased sales by $2 million.

•                  An increase in deliveries to end users, as reported by dealers, was the major contributor to volume growth.

•                  Dealers reduced reported inventories this year, but at a slower rate than last year.  This change benefited sales volume.

•                  Dealer-reported inventories declined from last year in both dollars and months of supply.  Months of supply were also below the historical average.

•                  The improvement in end-user demand resulted from a somewhat more favorable economic environment in the United States and Canada, which allowed some gains in construction and mining output.  In addition, we believe end users increased purchases to slow deterioration of their fleets.

•                  U.S. housing starts increased 9 percent in response to lower mortgage interest rates, and a more than 40-year low in unsold new homes.  Canadian starts were up 42 percent, benefiting from increased employment and low mortgage rates.

•                  U.S. nonresidential building contracts decreased 16 percent due to lower commercial property prices and excess capacity.  Highway construction contracts increased 5 percent, benefiting from the U.S. government’s recovery program.  This gain occurred early in the year.  In Canada, nonresidential construction permits rose 9 percent.

•                  Metals prices were 48 percent higher, and U.S. metals mines expanded production 6 percent.  Gains accelerated throughout the year.

•                  Central Appalachian coal prices averaged 21 percent higher, but a weak first quarter resulted in a 1 percent year-to-date decline in U.S. coal production.  Canadian production expanded 33 percent.

Latin America – Sales increased $1.310 billion, or 75 percent.

•                  Excluding EMD sales of $2 million, sales volume increased $1.095 billion.

•                  Price realization increased $124 million.

•                  Currency benefited sales by $89 million.

•                  Dealers reported increases in their inventories this year compared to a decrease of about $500 million last year.  This change was the major contributor to volume growth.

•                  Dealer-reported inventories ended the period higher than a year earlier in both dollars and months of supply.  However, months of supply were below the historical average.

•                  Dealers reported increased deliveries to end users, the result of better economic growth, more construction spending and increased mine production.  Interest rates averaged lower than last year in major economies, and commodity prices were higher, both of which benefited construction and mining.

•                  Brazil contributed the most to higher volume.  Construction increased, with employment up 30 percent, and iron ore production grew 36 percent.  That gain was in response to a 43-percent increase in iron ore prices.

•                  Large volume gains also occurred in Chile and Mexico.  Chile benefited from higher copper prices and a slight increase in its production.  Higher oil prices and increased mining production were positive factors in Mexico.

EAME – Sales increased $617 million, or 20 percent.

•                  Excluding EMD sales of $97 million, sales volume increased $601 million.

•                  Price realization decreased $31 million.

•                  Currency decreased sales by $50 million.

•                  Dealers continued to reduce reported inventories this year, although at a much slower rate than last year.  This change accounted for most of the volume increase.

•                  Dealer-reported inventories in dollars were well below last year, as were months of supply.  Months of supply were also below the historical average.

•                  Low interest rates strengthened recoveries in Europe, with industrial production up 4 percent in the Euro-zone and 3 percent in the United Kingdom.  Although construction spending was weak, sales volume increased in most major European economies.  These gains resulted from dealers rebuilding inventories this year and users reducing the deterioration of their fleets.

•                  In Africa/Middle East, volume gains occurred largely in oil producing countries and Turkey.  Regional oil revenues benefited from a 36-percent increase in oil prices, and lower interest rates in Turkey led to a 31-percent increase in building permits.

•                  Russia was the most significant contributor to volume growth in the CIS.  Interest rates were less than half the year earlier rates, and the money supply increased more than 30 percent.  Oil production increased 3 percent, and natural gas output increased 13 percent.

Asia/Pacific – Sales increased $1.942 billion, or 60 percent.

•                  Excluding EMD sales of $40 million, sales volume increased $1.662 billion.

•                  Price realization increased $197 million.

•                  Currency benefited sales by $43 million.

•                  Dealers increased reported inventories this year, which contrasted with a large drawdown last year.  This change accounted for more than half the volume growth.

•                  Dealer-reported inventories in dollars were higher than last year but months of supply declined.  Months of supply were below the historical average.

•                  Dealers reported higher deliveries to end users, further increasing sales volume.  Interest rates averaged close to rates last year, money supplies increased, and exports increased 35 percent.  Industrial production in many countries increased more than 15 percent.

•                  China accounted for over half the regional sales volume growth, the result of a large stimulus program and over 20 percent credit growth.  Construction spending increased more than 30 percent, and coal production increased 22 percent.

•                  Volume growth in Indonesia resulted from higher coal prices, increased mine output and more mineral exports.  Construction increased 7 percent.

•                  Australia’s mining sector drove volume growth in that country.  Production increased 6 percent, and mines spent 24 percent more on exploration.

Engines Sales – Sales of $8.530 billion, a decrease of $233 million, or 3 percent, from the nine months ended September 30, 2009.

•                  Sales volume decreased $353 million.

•                  Price realization increased $146 million.

•                  Currency decreased sales by $26 million.

•                  Geographic mix between regions (included in price realization) was $11 million favorable.

•                  Dealer-reported inventories in both dollars and months of supply were down from the nine months ended September 30, 2009.

North America – Sales decreased $43 million, or 1 percent.

•                  Sales volume decreased $60 million.

•                  Price realization increased $16 million.

•                  Currency increased sales by $1 million.

•                  Sales for petroleum applications decreased 22 percent primarily due to a decrease in sales of engines used for gas compression and drilling and lower turbine sales.

•                  Sales for industrial applications increased 38 percent due to higher sales to OEMs and higher demand in construction.

•                  Sales for electric power applications were about flat.

Latin America – Sales increased $252 million, or 31 percent.

•                  Sales volume increased $230 million.

•                  Price realization increased $11 million.

•                  Currency increased sales by $11 million.

•                  Sales of electric power applications increased 78 percent due to higher turbine sales from one large order and improvements in industry demand.

•                  Sales for petroleum applications increased 18 percent due to higher turbine sales from one large order.

EAME – Sales decreased $481 million, or 15 percent.

•                  Sales volume decreased $522 million.

•                  Price realization increased $69 million.

•                  Currency decreased sales by $28 million.

•                  Sales for petroleum applications decreased 35 percent primarily due to lower turbine sales as well as a slowdown in demand for engines used in production applications and land-based drilling.

•                  Sales for marine applications decreased 37 percent due to weak industry demand and a declining order backlog.

•                  Sales for industrial applications increased 14 percent due to higher demand in construction and agricultural applications.

Asia/Pacific – Sales increased $39 million, or 2 percent.

•                  Sales volume increased $10 million.

•                  Price realization increased $39 million.

•                  Currency decreased sales by $10 million.

•                  Sales for electric power applications increased 17 percent primarily due to higher demand throughout the region and higher turbine sales.

•                  Sales for industrial applications increased 47 percent primarily due to increased demand from OEMs.

•                  Sales for petroleum applications were about flat.

•                  Sales for marine applications decreased 19 percent due to weak industry demand, partially offset by higher sales for workboat and general cargo vessels.

Financial Products Revenues - Revenues of $2.055 billion, a decrease of $96 million, or 4 percent, from the nine months ended September 30, 2009.

•                  Revenues decreased $156 million due to a decrease in average earning assets, partially offset by an increase of $21 million due to the favorable impact of higher interest rates on new and existing finance receivables.

•                  Other revenues at Cat Financial increased $39 million.  The increase was due to the absence of $33 million in write-downs on retained interests related to the securitized asset portfolio in 2009 and a $30 million favorable change from returned and repossessed equipment, partially offset by the unfavorable impact from various other revenue items.

OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2009 (at left) and the nine months ended September 30, 2010 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Other/M&E Redundancy includes the operating profit impact of EMD and consolidating adjustments and Machinery and Engines other operating (income) expenses, which include Machinery and Engines redundancy costs.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Operating profit in the nine months ended September 30, 2010 was $2.672 billion compared to $449 million in the nine months ended September 30, 2009.  The improvement was primarily the result of lower manufacturing costs, higher sales volume, which includes the impact of an unfavorable mix of products, better price realization and the absence of 2009 redundancy costs.  The improvements were partially offset by higher SG&A and R&D expenses and an unfavorable impact of currency.

Manufacturing costs improved $1.024 billion primarily due to variable labor and burden efficiencies and lower warranty and material costs, partially offset by the absence of $230 million of LIFO inventory decrement benefits.

SG&A and R&D expenses increased by $624 million primarily due to provisions related to incentive pay and increased expense to support new product development programs, including those related to emissions requirements.

Currency had a $161 million negative impact on operating profit as the negative impact on costs more than offset the benefit to sales.

Redundancy costs were $641 million for the nine months ended September 30, 2009.

Operating Profit (Loss) by Principal Line of Business

(Millions of dollars)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	$ Change	% Change
Machinery[1]	$1,286	$(885)	$2,171	—[2]
Engines[1]	1,257	1,223	34	3%
Financial Products	285	318	(33)	(10)%
Consolidating Adjustments	(156)	(207)	51
Consolidated Operating Profit	$2,672	$449	$2,223	495%

1          Caterpillar operations are highly integrated; therefore, the company uses a number of allocations to determine lines of business operating profit for Machinery and Engines.

2          Because the nine months ended September 30, 2009 was a loss for Machinery, the percent change is not meaningful.

Operating Profit /Loss by Principal Line of Business

•                  Machinery operating profit was $1.286 billion compared to an operating loss of $885 million in the nine months ended September 30, 2009.  Positive factors included higher sales volume, which includes the impact of an unfavorable mix of products, lower manufacturing costs (despite the absence of LIFO decrement benefits), improved price realization, and the absence of 2009 redundancy costs.  These improvements were partially offset by higher SG&A and R&D expenses and the negative impact of currency.

•                  Engines operating profit of $1.257 billion was up $34 million from the nine months ended September 30, 2009.  Improved manufacturing costs, absence of 2009 redundancy costs and improved price realization were partially offset by lower sales volume, which includes the impact of an unfavorable mix of products, higher SG&A and R&D expenses and the negative impact of currency.

•                  Financial Products operating profit of $285 million was down $33 million, or 10 percent, from the nine months ended September 30, 2009.  The decrease was primarily attributable to a $68 million unfavorable impact from lower average earning assets and a $35 million increase in SG&A expenses (excluding the provision for credit losses), partially offset by the absence of $33 million in write-downs on retained interests related to the securitized asset portfolio in 2009 and a $30 million favorable change from returned and repossessed equipment.

Other Profit/Loss Items

•                            Interest expense excluding Financial Products decreased $33 million from the nine months ended September 30, 2009.

•                            Other income/expense was income of $114 million compared with income of $293 million in the nine months ended September 30, 2009.  The decrease was primarily driven by an unfavorable impact from currency exchange gains and losses.

•                            The provision for income taxes of $735 million for the first nine months of 2010 reflects an estimated annual effective tax rate of 28 percent, which is expected to be less than the U.S. tax rate of 35 percent primarily due to profits in tax jurisdictions with rates lower than the U.S. rate. The 2010 estimated annual tax rate is based on current tax law and therefore does not include the U.S. research and development tax credit and other benefits that have not been extended past 2009.

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

This deferred tax charge was partially offset by a $34 million benefit related to the recognition of refund claims for prior tax years and a $26 million benefit for the release of a valuation allowance against the deferred tax assets of certain non-U.S. entities due to tax planning actions implemented in the second quarter of 2010.

The benefit for income taxes for the first nine months of 2009 was $179 million, which included $129 million of benefits related to prior-year tax returns.

•                  Equity in profit/loss of unconsolidated affiliated companies was a loss of $13 million compared with profit of $1 million in the nine months ended September 30, 2009.  The change is primarily related to higher start-up expenses from NC2 Global LLC, our joint venture with Navistar.

•                  Profit/loss attributable to noncontrolling interests negatively impacted profit by $80 million from the nine months ended September 30, 2009, primarily due to improved financial performance of Cat Japan.   We own two-thirds of Cat Japan, meaning one-third of its profits or losses are attributable to our partner, Mitsubishi Heavy Industries.

Electro-Motive Diesel, Inc. Acquisition

In August 2010, we acquired 100 percent of the equity in privately held Electro-Motive Diesel, Inc. (EMD) for approximately $928 million, which includes a preliminary net working capital adjustment anticipated to be finalized in the fourth quarter.   Headquartered in LaGrange, Illinois with additional manufacturing facilities in Canada and Mexico, EMD designs, manufactures and sells diesel-electric locomotives for all commercial railroad applications and sells its products to customers throughout the world.  EMD has a significant field population in North America and throughout the world supported by an aftermarket business offering customers replacement parts, maintenance solutions, and a range of value-added services.  EMD is also a global provider of diesel engines for marine propulsion, offshore and land-based oil well drilling rigs, and stationary power generation.  The acquisition supports our strategic plan to grow our presence in the global rail industry.  The EMD acquisition will enable us to provide rail and transit customers a range of locomotive, engine and emissions solutions, as well as aftermarket product and parts support and a full line of rail-related services and solutions.

The transaction was financed with available cash.  Tangible assets acquired of $890 million, recorded at their fair values, primarily were receivables of $186 million, inventories of $551 million and property, plant and equipment of $132 million.  Finite-lived intangible assets acquired of $327 million were primarily related to customer relationships and also included intellectual property and trade names.  The finite-lived intangible assets are being amortized on a straight-line basis over a weighted-average amortization period of approximately 15 years.  An additional intangible asset acquired of $18 million, related to in-process research and development, is considered indefinite-lived until the completion or abandonment of the development activities. Liabilities assumed of $518 million, recorded at their fair values, primarily included accounts payable of $124 million and accrued expenses of $161 million. Additionally, net deferred tax liabilities were $110 million.  Goodwill of $321 million, substantially all of which is non-deductible for income tax purposes, represents the excess of cost over the fair value of the net tangible and intangible assets acquired.  Factors that contributed to a purchase price resulting in the recognition of goodwill include EMD’s strategic fit into our product and services portfolio, aftermarket support opportunities and the acquired assembled workforce.   These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

13.       Machinery – A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders, underground mining equipment, tunnel boring equipment and related parts. Also includes the design, manufacture, remanufacture, maintenance and services of rail-related products and logistics services for other companies.

14.       Machinery and Engines (M&E) – Due to the highly integrated nature of operations, it represents the aggregate total of the Machinery and Engines lines of business and includes primarily our manufacturing, marketing and parts distribution operations.

15.       Machinery and Engines Other Operating (Income) Expenses – Comprised primarily of gains/losses on disposal of long-lived assets, long-lived asset impairment charges, pension curtailment charges and employee redundancy costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Engines operations.  Funding for these businesses is also provided by commercial paper and long-term debt issuances.  Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from their existing portfolio.  Throughout the first nine months of 2010, we continued to experience favorable liquidity conditions in both our Machinery and Engines and Financial Products operations.  On a consolidated basis, we ended the first nine months of 2010 with $2.3 billion of cash, a decrease of $2.6 billion from year-end 2009.  Our cash balances are held in numerous locations throughout the world.  Most of the amounts held outside the U.S. could be repatriated to the U.S. but generally would be subject to incremental U.S. income taxes.

Consolidated operating cash flow for the first nine months of 2010 was $2.83 billion, down from $4.52 billion for the same period a year ago.   Improving economic conditions in the first nine months of 2010 compared with recessionary conditions a year ago have resulted in significant changes in the components of operating cash flow from 2009 to 2010.  Operating cash flow in the first nine months of 2010 benefited from profit of consolidated and affiliated companies of $1.77 billion and an increase in accounts payable, reflecting higher levels of material purchases for production to meet increasing demand.  Offsetting these items were higher receivables resulting from improved sales volume, and an increase in inventory, also related to higher production.  The first nine months of 2009 benefited from significant declines in receivables and inventory, partially offset by lower accounts payable and changes in other working capital items.  See further discussion of operating cash flow under Machinery and Engines and Financial Products.

Total debt as of September 30, 2010, was $28.61 billion, a decrease of $3.02 billion from year-end 2009.  Debt related to Machinery and Engines decreased $1.13 billion in the first nine months of 2010.  Debt related to Financial Products decreased $1.89 billion reflecting declining portfolio balances at Cat Financial.

We have three global credit facilities with a syndicate of banks totaling $7.23 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial to support their commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Cat Financial as of September 30, 2010 was $5.73 billion.

•                            The five-year facility of $1.62 billion expires in September 2012.

•                            In September 2010, we replaced the $2.98 billion five-year facility expiring in September 2011 with a four-year facility of $2.09 billion that expires in September 2014.

•                            In September 2010, we renewed the 364-day facility. The amount was increased from $2.39 billion to $3.52 billion and expires in September 2011.

At September 30, 2010, Caterpillar’s consolidated net worth was $14.96 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2010, Cat Financial’s covenant interest coverage ratio was 1.29 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at September 30, 2010, Cat Financial’s covenant leverage ratio was 7.32 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2010, there were no borrowings under the Credit Facility.

Our total credit commitments as of September 30, 2010 were:

(Millions of dollars)	Consolidated	Machinery and Engines	Financial Products
Credit lines available:
Global credit facilities	$7,230	$1,500	$5,730
Other external	3,992	334	3,658
Total credit lines available	11,222	1,834	9,388
Less: Global credit facilities supporting commercial paper	(2,284)	—	(2,284)
Less: Utilized credit	(2,193)	(136)	(2,057)
Available credit	$6,745	$1,698	$5,047

Other consolidated credit lines with banks as of September 30, 2010 totaled $3.99 billion.  These credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  While we expect continued growth in the global economy, in the event conditions deteriorate from current levels or access to debt markets becomes unavailable, our Machinery and Engines operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility.  Our Financial Products operations would rely on cash flow from its existing portfolio, utilization of existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery and Engines

Net cash provided by operating activities was $3.22 billion in the first nine months of 2010 compared to $1.54 billion in the first nine months of 2009.  The change was primarily due to increased profit and a $600 million dividend from Cat Financial in the first quarter of 2010.  Profit of consolidated and affiliated companies in the first nine months of 2010 was $1.76 billion compared to $609 million for the same period a year ago.  Improving economic conditions in the first nine months of 2010 compared with recessionary conditions a year ago have resulted in significant changes in the components of working capital from 2009 to 2010.  During the first nine months of 2010, we experienced increased demand and a production ramp-up, resulting in an increase in accounts payable and customer advances, which was more than offset by increases in inventory and receivables.  In the first nine months of 2009, we were executing our strategic “trough” plans as demand and production were decreasing.  This resulted in significant decreases in inventory and receivables, which were partially offset by decreases in accounts payable and accrued expenses.  Net cash used for investing activities in the first nine months of 2010 was $2.45 billion compared to $133 million for the same period in 2009.  The change was primarily due to the use of cash for the acquisition of Electro-Motive Diesel (EMD) and loans to Cat Financial in 2010, compared with net payments from Cat Financial in 2009.  Net cash used for financing activities in the first nine months of 2010 was $2.16 billion, primarily a result of payments on long-term debt and dividend payments.  During the same period in 2009, net cash used for financing activities was $1.08 billion, as proceeds from loans with Cat Financial of $965 million were more than offset by payments on short-term borrowings and dividends.

Our priorities for the use of cash are maintaining a strong financial position that helps protect our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position – A key measure of Machinery and Engines financial strength used by both management and our credit rating agencies is Machinery and Engines’ debt-to-capital ratio.  Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders’ equity.  Debt also includes borrowings from Financial Products.  The debt-to-capital ratio for Machinery and Engines was 39.1 percent at September 30, 2010 compared to 49.5 percent at September 30, 2009, within our target range of 35 to 45 percent.  Higher profits during the first nine months of 2010 along with lower debt levels have contributed to the reduction in the debt-to-capital ratio.  Partially offsetting the improvement was an after-tax charge to Accumulated other comprehensive income (loss) to recognize the re-measurement of certain pension plans during the third quarter due to plan changes.  This charge reduced equity by $831 million. See Retirement Benefits for further discussion.  In addition to the debt-to-capital ratios, certain rating agencies have increased their focus on the extent to which Caterpillar and Cat Financial have cash and cash equivalents and unused credit lines available to meet short-term debt requirements.  Caterpillar and Cat Financial have been taking this focus into account when planning for liquidity needs.  This focus has resulted in historically higher cash balances for Caterpillar and Cat Financial.

Capital to support growth – Capital expenditures during the first nine months of 2010 were $909 million, an increase of $160 million compared to the first nine months of 2009.  We expect capital expenditures to be about $1.6 billion in 2010, up from $1.3 billion in 2009.  During the third quarter of 2010, we completed the acquisition of EMD for $928 million.

Appropriately funded employee benefit plans – We contributed $957 million to our pension plans in the first nine months of 2010 and we anticipate additional contributions of approximately $20 million during the remainder of the year.  In addition, beginning in June 2009, the company began funding the 401(k) match with company stock.  This equated to a contribution of $93 million (1.5 million shares) for the first nine months of 2010.

Paying dividends – Dividends paid totaled $804 million in the first nine months of 2010, representing 42 cents per share paid in the first and second quarters and 44 cents per share paid in the third quarter.  Each quarter, our Board of Directors reviews the company’s dividend and determines whether to increase, maintain or decrease the dividend for the applicable quarter.  The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.  On June 9, 2010, we increased the quarterly cash dividend 5 percent to 44 cents per share.

Common stock repurchases — Pursuant to the February 2007 Board-authorized stock repurchase program, which expires on December 31, 2011, $3.8 billion of the $7.5 billion authorized was spent through 2008.  The stock repurchase program has been temporarily suspended since the first quarter of 2009.  Basic shares outstanding as of September 30, 2010 were 635 million.

Financial Products

Operating cash flow was $623 million through the first three quarters of 2010, compared with $883 million for the same period a year ago.  The decrease in operating cash flow was primarily related to the absence of cash proceeds from liquidated interest rate swaps.  Net cash provided by investing activities was $793 million through the third quarter of 2010, compared to $2.96 billion for the same period in 2009. This change is primarily the result of higher additions to finance receivables and lower proceeds from the sale of finance receivables at Cat Financial, partially offset by lower intercompany lendings.  Net cash used for financing activities was $2.57 billion through the third quarter of 2010, compared to $2.71 billion for the same period in 2009, primarily due to higher intercompany borrowings, partially offset by a $600 million dividend payment to Caterpillar Inc. and lower debt requirements.

At the end of the third quarter of 2010, past dues were 4.88 percent, down from 5.33 percent at the end of the second quarter and 5.54 percent at the end of 2009.  At the end of the third quarter of 2009, past dues were 5.79 percent. The reduction in past dues from year end is primarily due to the general improvement in global economic conditions.  We expect past dues to gradually trend lower during the remainder of 2010.

Bad debt write-offs, net of recoveries, were $78 million for the third quarter of 2010, up $13 million from the third quarter of 2009. The increase in write-offs reflects the lingering effect the economic downturn has had on some of our customers, most notably U.S. and European customers in the housing and general construction industries. Third quarter year-to-date 2010 annualized losses were 1.03 percent of the average retail portfolio, compared to 0.90 percent for the same period in 2009, and 1.03 percent for the full-year 2009.

During the third quarter, Cat Financial’s allowance for credit losses was reduced from 1.70 to 1.61 percent of net finance receivables.  The reduction was the result of write-downs taken during the quarter for accounts that had been specifically identified as potential credit losses and included in the allowance account.  By comparison, Cat Financial’s allowance for credit losses was 1.62 percent of net finance receivables at the end of the third quarter of 2009 and 1.64 percent of net finance receivables at the end of 2009.  The year-on-year allowance comparisons are impacted by new accounting guidance implemented during the first quarter of 2010 under which Cat Financial began consolidating securitized assets that had previously been off-balance sheet.  On January 1, 2010, the consolidation of these assets had the impact of increasing the allowance for credit losses by $18 million and the total allowance as a percent of net finance receivables by 6 basis points.  At the end of the third quarter of 2010, the allowance for credit losses totaled $367 million, compared with $377 million on December 31, 2009, and $381 million at the end of the third quarter of 2009.  The decrease of $14 million in allowance for credit losses year-over-year reflected an $11 million decrease due to a reduction in the overall net finance receivable portfolio and a $3 million decrease associated with the lower allowance rate.

Cat Financial continued to experience favorable liquidity conditions in all key global funding markets during the third quarter of 2010. Commercial Paper (CP) market liquidity and pricing continued to be favorable, with CP outstanding totaling $2.3 billion at quarter-end supported by a $5.7 billion revolving credit facility.  During the third quarter of 2010, Cat Financial issued AUD 50 million and $200 million in medium-term notes.  Our third-quarter 2010 CP, term debt issuance and year-to-date portfolio cash receipts have provided sufficient liquidity for operations.

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

•                                          The expected term represents the period of time that awards granted are expected to be outstanding and is an output of the lattice-based option-pricing model. In determining the expected term of the award, future exercise and forfeiture patterns are estimated from Caterpillar employee historical exercise behavior.  These patterns are also affected by the vesting conditions of the award.  Changes in the future exercise behavior of employees or in the vesting period of the award could result in a change in the expected term.  An increase in the expected term would result in an increase in our expense.

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

Post-sale discount reserve — We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $701 million and $662 million as of September 30, 2010 and December 31, 2009 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

EMPLOYMENT

Caterpillar’s worldwide employment was 102,336 at the end of the third quarter of 2010.  Year to date we have added about 6,200 full-time employees primarily due to increases in production and additionally about 2,300 from our acquisition of EMD.

In addition to the increase in full-time employees, our flexible workforce, made up of agency workers and part-time and temporary Caterpillar employees, has increased by about 9,000 people so far this year.

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

On February 8, 2009, an incident at Caterpillar’s Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River.  In coordination with state and federal authorities, appropriate remediation measures have been taken.  On February 23, 2009, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven counts of violations of state environmental laws and regulations.  Caterpillar recently settled this matter with the State of Illinois, resolving all allegations in the Complaint.  This settlement does not have a material adverse impact on our consolidated results of operations, financial position or liquidity. In addition, on March 5, 2009, the EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action (notice), indicating the EPA’s intent to seek civil penalties for alleged violations of the Clean Water Act and Oil Pollution Act.  On January 25, 2010, the EPA issued a revised notice seeking civil penalties in the amount of $167,800, and Caterpillar responded to the revised notice and is engaged in follow up discussions with the EPA. At this time, we do not believe this remaining proceeding will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

Retirement Benefits

We recognized pension expense of $194 million and $504 million for the three and nine months ended September 30, 2010, as compared to $111 million and $480 million for the three and nine months ended September 30, 2009.  The increase in expense for the three months ended September 30, 2010 was primarily the result of increased amortization of net actuarial losses due to significant asset losses in 2008 and lower discount rates at the end of 2009 and $28 million of curtailment costs due to a U.S. plan change (discussed below).  The increase in expense for the nine months ended September 30, 2010 was primarily the result of increased amortization of net actuarial losses due to significant asset losses in 2008, lower discount rates at the end of 2009 and $28 million of curtailment costs due to a U.S. plan change (discussed below), partially offset by $139 million of curtailment, settlement and special termination benefit costs due to voluntary and involuntary separation programs (discussed below) recognized in 2009. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of September 30, 2010, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $7.39 billion. The actuarial losses are primarily the result of significant asset losses during 2008, several years of declining discount rates and losses resulting from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $50 million and $149 million for the three and nine months ended September 30, 2010, as compared to $50 million and $230 million for the three and nine months ended September 30, 2009.  The decrease in expense for the nine months ended September 30, 2010 is due to curtailment losses of $62 million recognized in 2009 as a result of employee separation programs (discussed below) and the impact of amendments to our U.S. support and management other postretirement benefit plan (discussed below) on 2010 expense.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $634 million at September 30, 2010. These losses mainly reflect several years of declining discount rates and significant asset losses during 2008, partially offset by gains from lower than expected health care costs.

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

In March 2009, we amended our U.S. support and management other postretirement benefit plan.  Beginning in 2010, certain retirees age 65 and older enrolled in individual health plans that work with Medicare and will no longer participate in a Caterpillar-sponsored group health plan.  Instead, the retirees are in individual health plans that work with Medicare, such as Medicare Advantage and Medicare Supplement plans.  In addition, Caterpillar began funding a tax-advantaged Health Reimbursement Arrangement (HRA) to assist the retirees with medical expenses.  The plan amendment required a plan re-measurement as of March 31, 2009, which resulted in a decrease in our Liability for postretirement benefits of $432 million and an increase in Accumulated other comprehensive income (loss) of $272 million net of tax.  The plan was further amended in December 2009 to define the HRA benefit that active employees will receive once they are retired and reach age 65.  The plan was re-measured at year-end 2009 and the December amendment resulted in a decrease in our Liability for postretirement benefits of $101 million and an increase in Accumulated other comprehensive income (loss) of $64 million net of tax.  These decreases will be amortized into earnings on a straight-line basis over approximately 7 years, the average remaining service period of active employees in the plan.  The amendments reduced other postretirement benefits expense by approximately $27 million and $82 million for the three and nine months ended September 30, 2010, respectively, and reduced expense by approximately $20 million and $40 million for the three and nine months ended September 30, 2009, respectively.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010 (H.R. 4872) which amends certain provisions of the PPACA were signed into law.  The Medicare Part D retiree drug subsidies effectively become taxable beginning in 2013.

In August 2010, we announced changes in our U.S. support and management pension plans.  Beginning January 1, 2011, retirement benefits for U.S. support and management employees will transition from defined benefit pension plans to defined contribution plans.  The transition date is determined for each employee based upon age and years of service or proximity to retirement.  Pension benefit accruals will freeze on either December 31, 2010 or December 31, 2019 at which time the employees will move to the new retirement benefit.  This benefit will provide employees with a frozen pension benefit and a 401(k) plan that will include a matching contribution and a new annual employer contribution.  The plan change required a plan re-measurement as of August 31, 2010, which resulted in an increase in our Liability for postretirement benefits of $1.32 billion and a decrease in Accumulated other comprehensive income (loss) of $831 million net of tax.  The increase in the liability was due to a decline in the discount rate and lower than expected asset returns.  Curtailment expense of $28 million was also recognized for the three and nine months ended September 30, 2010.

Accounting guidance requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Due to a decline in the discount rate during 2010, our funded status has been negatively impacted as the lower discount rate increases our benefit obligation.  Based on discount rates (approximately 4.75 percent for our U.S. plans) and plan asset values as of September 30, 2010, we would be required to recognize an increase in our underfunded status of approximately $1.5 billion at December 31, 2010.  This would result in an increase in our Liability for postretirement benefits of approximately $1.5 billion and a decrease in Accumulated other comprehensive income (loss) of approximately $1.0 billion net of tax.  It is difficult to predict the adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions.  Final determination will only be known on the measurement date, which is December 31, 2010.

We expect our total defined benefit expense to increase approximately $210 million in 2010 as compared to 2009, excluding the impact from the 2009 curtailment, settlement and special termination benefits discussed above.  This increase in expense is primarily due to increased amortization of net actuarial losses due to significant asset losses in 2008, a decrease in a discount rate during 2009 and 2010 and $28 million of curtailment costs due to the U.S. pension amendment discussed above.  This increase is partially offset by reductions in U.S. other postretirement benefit costs as a result of prior year plan amendments.

We made $957 million of contributions to our U.S. and non-U.S. pension plans during the nine months ended September 30, 2010 and we currently anticipate additional contributions of approximately $20 million during the remainder of the year, most of which are voluntary contributions.  We believe we have adequate liquidity resources to fund both U.S. and non-U.S. plans. We made $988 million of contributions to our U.S. and non-U.S. pension plans during the nine months ended September 30, 2009, including a voluntary contribution to our U.S. plans of 18.2 million shares ($650 million) in Caterpillar stock, held as treasury stock.

Employee Separation Charges

In 2009, we reported employee separation charges of $481 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations related to various voluntary and involuntary separation programs.  These programs were in response to a sharp decline in sales volume due to the global recession.

For the three and nine months ended September 30, 2010, we recognized employee separation charges of $7 million and $27 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to involuntary separations due to the streamlining of our corporate structure as announced in the second quarter.

Our accounting for separations is dependent upon how the particular program is designed.  For voluntary programs, eligible separation costs are recognized at the time of employee acceptance.  For involuntary programs, eligible costs are recognized when management has approved the program, the affected employees have been properly identified and the costs are estimable.

The following table summarizes the 2009 and 2010 separation activity by geographic region:

	Machinery and Engines
(Millions of dollars)	North America	Latin America	EAME	Asia Pacific	Financial Products[1]	Total
Liability balance at December 31, 2008	$4	$2	$5	$—	$—	$11

Increase in liability (separation charges)[2]	$323	$15	$102	$31	$10	$481
Reduction in liability (payments and other adjustments)	(313)	(17)	(78)	(25)	(10)	(443)
Liability balance at December 31, 2009	$14	$—	$29	$6	$—	$49

Increase in liability (separation charges)	$15	$—	$7	$5	$—	$27
Reduction in liability (payments and other adjustments)	(24)	—	(20)	(7)	—	(51)
Liability balance at September 30, 2010	$5	$—	$16	$4	$—	$25

1Includes $8 million for North America and $2 million for EAME in 2009.

2Includes $440 million for the nine months ended September 30, 2009.

The remaining liability balances as of September 30, 2010 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid.  The majority of these remaining costs are expected to be paid in 2011.

In addition to the 2009 separation charges noted above, we reported $225 million ($201 million for the nine months ended September 30, 2009) of costs associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $17.4 billion at September 30, 2010 and $9.6 billion at December 31, 2009.  Of the total backlog, approximately $3.1 billion at September 30, 2010 and $2.5 billion at December 31, 2009 was not expected to be filled in the following twelve months.  The acquisition of EMD in August 2010 increased the order backlog by approximately $1 billion.  The remaining increase for third quarter compared to 2009 year end is primarily due to an increase in volume across most business units.

NON-GAAP FINANCIAL MEASURES

The following definition for Machinery and Engines is provided for “non-GAAP financial measures” in connection with Item 10(e) of Regulation S-K issued by the Securities and Exchange Commission.   This non-GAAP financial measure has no standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures for other companies.  Management does not intend this item to be considered in isolation or as a substitute for the related GAAP measure.

SUPPLEMENTAL CONSOLIDATING DATA

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Engines – The Machinery and Engines data contained in the schedules on pages 75 to 82 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  This non-GAAP financial measure has no standardized meaning prescribed by U.S. GAAP, and therefore, is unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend this item to be considered in isolation or as a substitute for the related GAAP measure.  Caterpillar defines Machinery and Engines as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Engines information relates to our design, manufacturing, marketing and parts distribution operations.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Engines and Financial Products.

Pages 75 to 82 reconcile Machinery and Engines with Financial Products on the Equity Basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended September 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$10,452	$10,452	$—	$—
Revenues of Financial Products	682	—	749	(67)[2]
Total sales and revenues	11,134	10,452	749	(67)

Operating costs:
Cost of goods sold	7,752	7,752	—	—
Selling, general and administrative expenses	1,148	999	152	(3)[3]
Research and development expenses	510	510	—	—
Interest expense of Financial Products	227	—	228	(1)[4]
Other operating (income) expenses	310	45	273	(8)[3]
Total operating costs	9,947	9,306	653	(12)

Operating profit (loss)	1,187	1,146	96	(55)

Interest expense excluding Financial Products	85	101	—	(16)[4]
Other income (expense)	1	(52)	14	39[5]

Consolidated profit (loss) before taxes	1,103	993	110	—

Provision (benefit) for income taxes	295	275	20	—
Profit (loss) of consolidated companies	808	718	90	—

Equity in profit (loss) of unconsolidated affiliated companies	(7)	(7)	—	—
Equity in profit of Financial Products’ subsidiaries	—	87	—	(87)[6]

Profit (loss) of consolidated and affiliated companies	801	798	90	(87)

Less: Profit (loss) attributable to noncontrolling interests	9	6	3	—

Profit (loss) [7]	$792	$792	$87	$(87)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended September 30, 2009

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$6,583	$6,583	$—	$—
Revenues of Financial Products	715	—	788	(73)[2]
Total sales and revenues	7,298	6,583	788	(73)

Operating costs:
Cost of goods sold	5,255	5,255	—	—
Selling, general and administrative expenses	907	765	146	(4)[3]
Research and development expenses	327	327	—	—
Interest expense of Financial Products	256	—	256	— [4]
Other operating (income) expenses	276	(10)	294	(8)[3]
Total operating costs	7,021	6,337	696	(12)

Operating profit (loss)	277	246	92	(61)

Interest expense excluding Financial Products	91	112	—	(21)[4]
Other income (expense)	66	22	4	40[5]

Consolidated profit (loss) before taxes	252	156	96	—

Provision (benefit) for income taxes	(139)	(146)	7	—
Profit (loss) of consolidated companies	391	302	89	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products’ subsidiaries	—	85	—	(85)[6]

Profit (loss) of consolidated and affiliated companies	392	388	89	(85)

Less: Profit (loss) attributable to noncontrolling interests	(12)	(16)	4	—

Profit (loss) [7]	$404	$404	$85	$(85)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Nine Months Ended September 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$27,726	$27,726	$—	$—
Revenues of Financial Products	2,055	—	2,248	(193)[2]
Total sales and revenues	29,781	27,726	2,248	(193)

Operating costs:
Cost of goods sold	21,018	21,018	—	—
Selling, general and administrative expenses	3,139	2,715	441	(17)[3]
Research and development expenses	1,362	1,362	—	—
Interest expense of Financial Products	694	—	696	(2)[4]
Other operating (income) expenses	896	88	826	(18)[3]
Total operating costs	27,109	25,183	1,963	(37)

Operating profit (loss)	2,672	2,543	285	(156)

Interest expense excluding Financial Products	268	325	—	(57)[4]
Other income (expense)	114	(29)	44	99[5]

Consolidated profit (loss) before taxes	2,518	2,189	329	—

Provision (benefit) for income taxes	735	670	65	—
Profit (loss) of consolidated companies	1,783	1,519	264	—

Equity in profit (loss) of unconsolidated affiliated companies	(13)	(13)	—	—
Equity in profit of Financial Products’ subsidiaries	—	256	—	(256)[6]

Profit (loss) of consolidated and affiliated companies	1,770	1,762	264	(256)

Less: Profit (loss) attributable to noncontrolling interests	38	30	8	—

Profit (loss) [7]	$1,732	$1,732	$256	$(256)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Nine Months Ended September 30, 2009

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Engines	$22,347	$22,347	$—	$—
Revenues of Financial Products	2,151	—	2,398	(247)[2]
Total sales and revenues	24,498	22,347	2,398	(247)

Operating costs:
Cost of goods sold	18,034	18,034	—	—
Selling, general and administrative expenses	2,703	2,314	400	(11)[3]
Research and development expenses	1,066	1,066	—	—
Interest expense of Financial Products	807	—	810	(3)[4]
Other operating (income) expenses	1,439	595	870	(26)[3]
Total operating costs	24,049	22,009	2,080	(40)

Operating profit (loss)	449	338	318	(207)

Interest expense excluding Financial Products	301	365	—	(64)[4]
Other income (expense)	293	153	(3)	143[5]

Consolidated profit (loss) before taxes	441	126	315	—

Provision (benefit) for income taxes	(179)	(239)	60	—
Profit (loss) of consolidated companies	620	365	255	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products’ subsidiaries	—	243	—	(243)[6]

Profit (loss) of consolidated and affiliated companies	621	609	255	(243)

Less: Profit (loss) attributable to noncontrolling interests	(42)	(54)	12	—

Profit (loss) [7]	$663	$663	$243	$(243)

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

Caterpillar Inc.

Supplemental Data for Financial Position

At September 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$2,265	$835	$1,430	$—
Receivables – trade and other	7,395	5,474	978	943[2,3]
Receivables – finance	7,933	—	10,174	(2,241)[3]
Deferred and refundable income taxes	1,007	917	90	—
Prepaid expenses and other current assets	971	385	598	(12)[4]
Inventories	9,006	9,006	—	—
Total current assets	28,577	16,617	13,270	(1,310)

Property, plant and equipment – net	12,065	9,169	2,896	—
Long-term receivables – trade and other	956	320	335	301[2,3]
Long-term receivables – finance	11,966	—	12,310	(344)[3]
Investments in unconsolidated affiliated companies	160	152	8	—
Investments in Financial Products subsidiaries	—	4,190	—	(4,190)[5]
Noncurrent deferred and refundable income taxes	2,909	3,317	81	(489)[6]
Intangible assets	824	814	10	—
Goodwill	2,634	2,618	16	—
Other assets	1,551	320	1,231	—
Total assets	$61,642	$37,517	$30,157	$(6,032)

Liabilities
Current liabilities:
Short-term borrowings	$3,607	$800	$3,984	$(1,177)[7]
Accounts payable	4,970	4,872	214	(116)[8]
Accrued expenses	2,633	2,188	458	(13)[9]
Accrued wages, salaries and employee benefits	1,471	1,450	21	—
Customer advances	1,470	1,470	—	—
Dividends Payable	—	—	—	—
Other current liabilities	1,363	979	398	(14)[6]
Long-term debt due within one year	4,664	500	4,164	—
Total current liabilities	20,178	12,259	9,239	(1,320)
Long-term debt due after one year	20,337	4,584	15,800	(47)[7]
Liability for postemployment benefits	8,117	8,117	—	—
Other liabilities	2,678	2,225	928	(475)[6]
Total liabilities	51,310	27,185	25,967	(1,842)
Commitments and contingencies
Redeemable noncontrolling interest	457	457	—	—
Stockholders’ equity
Common stock	3,757	3,757	902	(902)[5]
Treasury stock	(10,463)	(10,463)	—	—
Profit employed in the business	20,955	20,955	2,932	(2,932)[5]
Accumulated other comprehensive income (loss)	(4,412)	(4,412)	277	(277)[5]
Noncontrolling interests	38	38	79	(79)[5]
Total stockholders’ equity	9,875	9,875	4,190	(4,190)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$61,642	$37,517	$30,157	$(6,032)

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

9    Elimination of prepaid insurance in Financial Products’ accrued expenses

Caterpillar Inc.

Supplemental Data for Financial Position

At December 31, 2009

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$4,867	$2,239	$2,628	$—
Receivables – trade and other	5,611	3,705	1,464	442[2,3]
Receivables – finance	8,301	—	9,872	(1,571)[3]
Deferred and refundable income taxes	1,216	1,094	122	—
Prepaid expenses and other current assets	862	385	503	(26)[4]
Inventories	6,360	6,360	—	—
Total current assets	27,217	13,783	14,589	(1,155)
Property, plant and equipment – net	12,386	9,308	3,078	—
Long-term receivables – trade and other	971	381	182	408[2,3]
Long-term receivables – finance	12,279	—	12,717	(438)[3]
Investments in unconsolidated affiliated companies	105	97	8	—
Investments in Financial Products subsidiaries	—	4,514	—	(4,514)[5]
Noncurrent deferred and refundable income taxes	2,714	3,083	65	(434)[6]
Intangible assets	465	464	1	—
Goodwill	2,269	2,269	—	—
Other assets	1,632	297	1,335	—
Total assets	$60,038	$34,196	$31,975	$(6,133)
Liabilities
Current liabilities:
Short-term borrowings	$4,083	$1,433	$3,676	$(1,026)[7]
Accounts payable	2,993	2,862	229	(98)[8]
Accrued expenses	2,538	1,952	613	(27)[9]
Accrued wages, salaries and employee benefits	797	790	7	—
Customer advances	1,217	1,217	—	—
Dividends payable	262	262	—	—
Other current liabilities	1,281	808	494	(21)[6]
Long-term debt due within one year	5,701	302	5,399	—
Total current liabilities	18,872	9,626	10,418	(1,172)
Long-term debt due after one year	21,847	5,687	16,195	(35)[7]
Liability for postemployment benefits	7,420	7,420	—	—
Other liabilities	2,599	2,163	848	(412)[6]
Total liabilities	50,738	24,896	27,461	(1,619)
Commitments and contingencies
Redeemable noncontrolling interest	477	477	—	—
Stockholders’ equity
Common stock	3,439	3,439	883	(883)[5]
Treasury stock	(10,646)	(10,646)	—	—
Profit employed in the business	19,711	19,711	3,282	(3,282)[5]
Accumulated other comprehensive income (loss)	(3,764)	(3,764)	279	(279)[5]
Noncontrolling interests	83	83	70	(70)[5]
Total stockholders’ equity	8,823	8,823	4,514	(4,514)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$60,038	$34,196	$31,975	$(6,133)

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

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Nine Months Ended September 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$1,770	$1,762	$264	$(256)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,681	1,138	543	—
Other	345	363	(106)	88[4]
Financial Products’ dividend in excess of profit	—	344	—	(344)[3]
Changes in assets and liabilities, net of acquisitions:
Receivables - trade and other	(1,337)	(906)	42	(473)[4,5]
Inventories	(2,086)	(2,084)	—	(2)[4]
Accounts payable	1,851	1,855	14	(18)[4]
Accrued expenses	7	37	(44)	14[4]
Customer advances	183	183	—	—
Other assets – net	131	93	(3)	41[4]
Other liabilities – net	287	430	(87)	(56)[4]
Net cash provided by (used for) operating activities	2,832	3,215	623	(1,006)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(842)	(847)	(4)	9[4]
Expenditures for equipment leased to others	(708)	(62)	(691)	45[4]
Proceeds from disposals of property, plant and equipment	1,101	101	1,037	(37)[4]
Additions to finance receivables	(6,121)	—	(19,168)	13,047[5]
Collections of finance receivables	6,424	—	19,082	(12,658)[5]
Proceeds from sale of finance receivables	13	—	13	—
Net intercompany borrowings	—	(574)	447	127[6]
Investments and acquisitions (net of cash acquired)	(1,111)	(1,079)	(32)	—
Proceeds from sale of available-for-sale securities	141	6	135	—
Investments in available-for-sale securities	(129)	(3)	(126)	—
Other – net	130	10	100	20[7]
Net cash provided by (used for) investing activities	(1,102)	(2,448)	793	553
Cash flow from financing activities:
Dividends paid	(804)	(804)	(600)	600[8]
Common stock issued, including treasury shares reissued	193	193	20	(20)[7]
Excess tax benefit from stock-based compensation	89	89	—	—
Acquisitions of noncontrolling interests	(132)	(132)	—	—
Net intercompany borrowings	—	(447)	574	(127)[6]
Proceeds from debt issued (original maturities greater than three months)	5,928	190	5,738	—
Payments on debt (original maturities greater than three months)	(9,216)	(1,185)	(8,031)	—
Short-term borrowings – net (original maturities three months or less)	(330)	(60)	(270)	—
Net cash provided by (used for) financing activities	(4,272)	(2,156)	(2,569)	453
Effect of exchange rate changes on cash	(60)	(15)	(45)	—
Increase (decrease) in cash and short-term investments	(2,602)	(1,404)	(1,198)	—
Cash and short-term investments at beginning of period	4,867	2,239	2,628	—
Cash and short-term investments at end of period	$2,265	$835	$1,430	$—

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

8    Elimination of dividend from Financial Products to Machinery and Engines.

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Nine Months Ended September 30, 2009

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Engines[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$621	$609	$255	$(243)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,633	1,083	550	—
Undistributed profit of Financial Products	—	(243)	—	243[3]
Other	62	60	(137)	139[4]
Changes in assets and liabilities, net of acquisitions:
Receivables - trade and other	3,964	1,910	147	1,907[4,5]
Inventories	1,985	1,985	—	—
Accounts payable	(2,352)	(2,251)	(157)	56[4]
Accrued expenses	(520)	(448)	(64)	(8)[4]
Customer advances	(606)	(606)	—	—
Other assets – net	102	(135)	252	(15)[4]
Other liabilities – net	(371)	(429)	37	21[4]
Net cash provided by (used for) operating activities	4,518	1,535	883	2,100
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(751)	(749)	(2)	—
Expenditures for equipment leased to others	(747)	—	(751)	4[4]
Proceeds from disposals of property, plant and equipment	799	74	725	—
Additions to finance receivables	(5,255)	—	(15,518)	10,263[5]
Collections of finance receivables	7,343	—	18,796	(11,453)[5]
Proceeds from sale of finance receivables	69	—	983	(914)[5]
Net intercompany borrowings	—	427	(965)	538[6]
Investments and acquisitions (net of cash acquired)	(9)	(9)	—	—
Proceeds from sale of available-for-sale securities	232	5	227	—
Investments in available-for-sale securities	(312)	(4)	(308)	—
Other – net	(89)	123	(232)	20[7]
Net cash provided by (used for) investing activities	1,280	(133)	2,955	(1,542)
Cash flow from financing activities:
Dividends paid	(766)	(766)	—	—
Common stock issued, including treasury shares reissued	50	50	20	(20)[7]
Excess tax benefit from stock-based compensation	8	8	—	—
Acquisitions of noncontrolling interests	(6)	(6)	—	—
Net intercompany borrowings	—	965	(427)	(538)[6]
Proceeds from debt issued (original maturities greater than three months)	10,869	1,036	9,833	—
Payments on debt (original maturities greater than three months)	(10,816)	(1,396)	(9,420)	—
Short-term borrowings – net (original maturities three months or less)	(3,686)	(966)	(2,720)	—
Net cash provided by (used for) financing activities	(4,347)	(1,075)	(2,714)	(558)
Effect of exchange rate changes on cash	1	(18)	19	—
Increase (decrease) in cash and short-term investments	1,452	309	1,143	—
Cash and short-term investments at beginning of period	2,736	1,517	1,219	—
Cash and short-term investments at end of period	$4,188	$1,826	$2,362	$—

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

OUTLOOK

2010 Economic Outlook

Global industrial production continued strong growth in the third quarter, and we expect few changes in the fourth quarter.  Metals prices have strengthened, with some hitting new highs for the year.  Crude oil and coal prices also trended upward.  We anticipate that commodity prices will remain attractive for new investment this year.

Overall, we expect the world economy will grow more than 3.5 percent in 2010 with developing economies at about 7 percent and developed economies slightly more than 2 percent.

Developed Economies

•                 The major developed economies—United States, Euro-zone and Japan—are recovering slowly from the worst postwar recession.  Economic growth has been insufficient to offset productivity gains, and unemployment remains a serious concern.

•                 With unemployment high and inflation near historical lows, central banks are reluctantly considering additional stimulus.  The Bank of Japan has recently announced new stimulus measures, and we expect the U.S. Federal Reserve Bank will increase liquidity in the fourth quarter.  We anticipate the European Central Bank will hold its current policy through year end, although turmoil in government debt markets could result in additional government bond purchases.

•                 Business investment has generally fared better than consumer spending due to profit growth and the need to restore investment that was cut during the recession.  We expect business investment, particularly in equipment, to continue in the fourth quarter.

•                 For 2010 we expect the U.S. economy to grow 2.5 percent, Europe slightly more than 1.5 percent and Japan almost 3 percent.

Developing Economies

•                 Industrial production has grown rapidly in 2010, and for many countries it has increased more than 10 percent.  Several countries, primarily in Asia, have already exceeded pre-recession peaks.

•                 While robust growth has increased inflation, it is well below peaks reached before the recession in nearly all countries.  We do not believe inflation is a serious threat to growth in 2010.

•                 Less than half of major developing countries have raised interest rates, and most rate increases were less than one percentage point and have left rates well below pre-recession peaks.

•                 We anticipate few changes in interest rates in the fourth quarter.  Low rates, along with recoveries in exports, should result in the best year for growth in developing economies since 2007.

•                 Asia/Pacific economies are expected to continue as the fastest growing in the world, with growth of 8.5 percent this year.  The outlook incorporates 10.5 percent growth in China, 8.5 percent in India and about 6 percent in Indonesia.

•                 In other regions, our outlook assumes 4.5 percent growth in both Africa/Middle East and CIS and 5.5 percent in Latin America.

2011 Preliminary Economic Outlook

We anticipate the world economy will continue its recovery in 2011, with growth exceeding 3.5 percent.

•                 We expect growth in the world’s developed economies to be about 2.5 percent in 2011.  Such growth is unlikely to be sufficient to generate significant job growth, so we expect that unemployment will persist as the dominant economic problem in developed economies.

•                 Bank lending in the United States and the Euro-zone generally declined throughout 2010 as a result of tight lending standards and the desire by both consumers and businesses to reduce debt.  Central bank liquidity additions should enable banks to ease credit standards and increase lending.  These central bank policies, coupled with continued low interest rates, should improve economic growth in 2011.  Our outlook reflects 3-percent growth in the United States, almost 2 percent in Europe and 2.5 percent in Japan.

•                 Overall, developing economies are expected to continue to grow in 2011.  Many will likely raise interest rates further but keep them well below 2008 highs.  Overall, we expect growth in developing economies to be about 6.5 percent.

•                 Asia/Pacific is likely to continue as the fastest growing region in the world with growth at about 7.5 percent.  We expect growth in China to moderate in 2011 to about 9.5 percent, reflecting government efforts to reduce inflation.  Growth in the other two large economies in the region, India and Indonesia, should average about 8.5 percent and 6 percent, respectively—about the same as in 2010.

•                 Latin American countries, particularly Brazil, have been more aggressive in raising interest rates, and we expect further increases in 2011.  As a result, economic growth should slow to slightly more than 4 percent, but is expected to remain favorable for our business.

•                 Both Africa/Middle East and CIS were somewhat slower to recover than other developing regions.  Few countries raised interest rates in 2010, and some countries reduced rates in 2010.  As a result, we expect growth in both regions to improve to about 5 percent.

•                 Demand for metals, coal, gas and oil should increase, with some upward pressure on prices.  Our assumptions for average 2011 prices are $3.50 per pound for copper, $85 per barrel for West Texas Intermediate crude oil, $67 per ton for Central Appalachian coal and $5.20 per million BTUs for natural gas.  These prices, as well as prices for most other commodities, will encourage companies to expand production and investment.

•                 Construction spending is expected to increase in developing economies to keep pace with economic growth, and construction activity in developed economies is also expected to begin to recover.

Economic Risks

•                 Our major concern is that central banks in developed countries will remain too cautious, either by providing too little liquidity or trying to remove it too quickly.  We believe these economies are fragile and will need a long period of growth to repair damage from the severe downturn.

•                 High unemployment is undermining public support for open trade.  If recognizable progress does not occur in reducing unemployment, governments may impose restrictions on imports that would disrupt world trade.

•                 Governments in several developed countries have started pursuing deep reductions in budget deficits.  Those actions could disrupt economic recoveries, particularly if central banks begin tightening their policies.  Not much more than a year ago, governments launched massive spending programs to help cope with their worst postwar recessions.  Recoveries from those recessions are far from complete.

2010 Outlook for Sales and Revenues and Profit per Share

The outlook for sales and revenues is a range of $41 to $42 billion, up from the previous forecast of $39 to $42 billion. The increase in the midpoint of the outlook is a result of the acquisition of EMD, which added about $500 million, continuing improvement in end-user demand and higher price realization.

Profit is expected to be in a range of $3.80 to $4.00 per share, with a midpoint of $3.90.  The previous outlook anticipated profit in a range of $3.15 to $3.85 per share with a midpoint of $3.50 per share.  The increase in the profit outlook is primarily due to the improvement in sales (excluding EMD), the continuing focus on cost management and lower taxes, partially offset by higher provisions for incentive pay, which are expected to total about $700 million for the year.

2011 Preliminary Outlook for Sales and Revenues

Good economic growth in developing countries and weak, but continued, growth in the developed world should result in Caterpillar sales and revenues that approach $50 billion in 2011.  Key points related to our preliminary outlook for sales and revenues include:

•                 Demand has outpaced sales in 2010, with production and sales ramping up throughout the year.  At the midpoint of the 2010 outlook, sales and revenues for the second half are expected to be about $23 billion. That reflects an annualized run rate for the second half of 2010 near $46 billion.

•                 Demand for new machines is expected to continue with strong growth in developing countries and moderate growth in the developed world.

•                 Demand for engines is also expected to improve, but at a slower rate than machines.  Turbine sales are expected to decline slightly.

•                 Dealers will likely need to add to new machine and rental inventories as the overall industry improves.

•                  The full-year impact of EMD sales is expected to add about $1.0 billion.

•                  Emissions-related price increases will begin in 2011 for machines in the United States and Europe.   However, price realization, excluding emissions, will be modest and will likely be less than one percent.  We have announced price increases for products designed to meet EPA Tier 4 Interim emissions requirements in the United States and Stage IIIB in the European Union.  The increases impact products over 130KW in the United States and between 130KW and 560KW in Europe.  Price increases are a result of additional costs related to achieving these standards.

While we are implementing emissions-related price increases, the majority of our sales are not being impacted in 2011.  For example, products below 130KW, all sales outside the United States and Europe and almost all of our integrated services businesses are not affected.

In 2011, emissions-related price increases will vary by product in a range from 2 to 6 percent including those products using transitional provisions.  On February 11, 2010, we announced that Tier 4 Interim emissions-related increases could be as much as 12 percent for machines, and to minimize the impact on dealers and customers, the increase would be spread across product families and over multiple years.

Although we are not providing a 2011 preliminary profit outlook, we expect some cost pressure as we move into 2011.  We expect increased pension and retiree medical expense primarily as a result of lower discount rates and higher research and development expense related to emissions, and we expect our effective tax rate will increase.  The U.S. active finance exception for interest earned offshore expired at the end of 2009, but will have a more significant impact on our 2011 tax rate.  Without extension of this legislation, we are forecasting an increase in our 2011 tax rate due to higher U.S. taxes on interest earned outside the United States.

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

Changes in internal control over financial reporting

Except for the change noted below, there has been no change in the company’s internal control over financial reporting during the third quarter 2010 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

In August 2010, we acquired 100 percent of the equity in Electro-Motive Diesel, Inc. (EMD).  As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company.  Management intends to exclude the internal controls of EMD from its annual assessment of the effectiveness of the company’s internal control over financial reporting (Section 404) for 2010.  This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the third quarter 2010.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2010	1,746	$59.38	NA	NA
August 1-31, 2010	8,022	$63.87	NA	NA
September 1-30, 2010	7,391	$68.34	NA	NA
Total	17,159	$65.34

[1] Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of September 30, 2010 those plans had approximately 10,700 active participants in the aggregate.  During the third quarter of 2010, approximately 434,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2010).

3.2	Bylaws amended and restated as of June 9, 2010 (incorporated by reference from Exhibit 3.2 to the Form 10-Q filed for the quarter ended June 30, 2010).

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

10.1

364-Day Credit Agreement dated September 16, 2010 (2010 364-Day Credit Agreement) among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Citibank, N.A., Citibank International PLC and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 21, 2010).

10.2	Local Currency Addendum to the 2010 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 21, 2010).

10.3	Japan Local Currency Addendum to the 2010 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 21, 2010).

10.4

Four-Year Credit Agreement dated September 16, 2010 (2010 4-Year Agreement) among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., Citibank International PLC, and The Bank of Tokyo-Mitsubishi UFJ, Ltd. (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 21, 2010).

10.5	Local Currency Addendum to the 2010 4-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).

10.6	Japan Local Currency Addendum to the 2010 4-Year Credit Agreement (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).

10.7	Amendment No. 4 to the 2007 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.7 to Form 8-K filed September 21, 2010).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2010).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32

Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

November 4, 2010	/s/ Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

November 4, 2010	/s/ Edward J. Rapp	Group President and Chief Financial Officer
(Edward J. Rapp)

November 4, 2010	/s/ James B. Buda	Vice President and Chief Legal Officer
(James B. Buda)

November 4, 2010	/s/ Jananne A. Copeland	Corporate Controller and Chief Accounting Officer
(Jananne A. Copeland)