Form 10-K
period 2010-12-31
CATERPILLAR INC
filed 2011-02-22
CIK 18230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 1-768

CATERPILLAR INC.

(Exact name of Registrant as specified in its charter)

Delaware	37-0602744
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

100 NE Adams Street, Peoria, Illinois	61629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)(1)	New York Stock Exchange
9 3/8% Debentures due August 15, 2011	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange
5.3% Debentures due September 15, 2035	New York Stock Exchange

(1)    In addition to the New York Stock Exchange, Caterpillar common stock is also listed on stock exchanges in Belgium, France, Germany, Great Britain and Switzerland.  Caterpillar voluntarily delisted from The Chicago Stock Exchange in November 2010.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2010, there were 630,472,409 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $37.4 billion.

As of December 31, 2010, there were 638,822,714 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of the computation that directors and executive officers may be affiliates) was approximately $59.1 billion.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2011 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the calendar year.
Parts I, II, IV	General and Financial Information for 2010 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K (Exhibit 13).

i

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

Principal Lines of Business / Nature of Operations

We operate in three principal lines of business:

1.               Machinery— A principal line of business which includes the design, manufacture, marketing and sales of construction, mining and forestry machinery—track and wheel tractors, track and wheel loaders, pipelayers, motor graders, wheel tractor-scrapers, track and wheel excavators, backhoe loaders, log skidders, log loaders, off-highway trucks, articulated trucks, paving products, skid steer loaders, underground mining equipment, tunnel boring equipment and related parts. In addition, this line of business also includes Electro-Motive Diesel, Inc. (EMD), a manufacturer of diesel-electric locomotives, which we acquired in 2010. Also includes the design, manufacture, remanufacture, maintenance and services of rail-related products and logistics services for other companies.

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

Due to financial information required by accounting guidance on segment reporting, we have also divided our business into 12 reportable segments for financial reporting purposes.  Information about our reportable segments, including geographic information, appears in Note 22 — “Segment information” of Exhibit 13.

Other information about our operations in 2010, including certain risks associated with our operations, is incorporated by reference from  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 13.

Company Strengths

For more than 85 years, Caterpillar has been making sustainable progress possible and driving positive change on every continent.  With 2010 sales and revenues of $42.588 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company also is a leading services provider through Cat Financial, Caterpillar Remanufacturing Services, Caterpillar Logistics Services, Inc. (Cat Logistics) and Progress Rail Services Corporation (Progress Rail).   Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

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

Outside of the United States, certain of our competitors enjoy competitive advantages inherent to operating in their home countries or regions.

Machinery

The competitive environment for Caterpillar’s machinery business consists of some global competitors and many regional and specialized local competitors.  Examples of global competitors include, but are not limited to, Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group AB), CNH Global N.V., Deere & Co., Hitachi Construction Machinery Co., J.C.Bamford Ltd., Doosan Infracore Co., Ltd. and LiuGong Construction Machinery N.A., LLC.  Each of these companies have varying numbers of product lines that compete with Caterpillar products, and each have varying degrees of regional focus.

The world economy started to recover from its worst postwar recession in 2009 and that recovery continued throughout 2010.  Developing countries had the strongest recoveries, which increased the need for construction and commodities.  End users increased equipment purchases to meet this increased demand and dealers began rebuilding their inventories to support higher deliveries.  Economic recoveries in the developed economies were weak and unemployment remained near record highs.  Most construction continued to decline in developed economies.  Despite weak economic recoveries and construction declines, end users purchased more equipment to slow deterioration in their fleets.  In response, dealers added to their inventories.  Worldwide, the change in dealer inventory practices and increased deliveries to end users resulted in a significant increase in machine sales volume in 2010.

Caterpillar’s logistics business provides integrated supply chain services for Caterpillar and approximately 50 customers worldwide.  It competes with global, regional and local logistics competitors, including companies such as DHL International, CEVA Logistics and Kuehne + Nagel Inc.  The unit has grown significantly since its inception in 1987.

Caterpillar also provides rail-related products and services through its wholly owned subsidiary, Progress Rail.  Progress Rail is a leading provider of a broad range of products and services to the railroad industry, including new and remanufactured locomotives, railcar and track products and design and maintenance services.  It competes with global, regional and local competitors, including companies such as GE Transportation, Bombardier, Siemens and VAE Nortrak North America, Inc.

Engines

Caterpillar operates in a very competitive engine/turbine manufacturing and packaging environment. The company designs, manufactures, markets and sells diesel, heavy fuel and natural gas reciprocating engines for Caterpillar machinery, electric power generation systems, locomotives, marine, petroleum, construction, industrial, agricultural and other applications.  In addition, Caterpillar provides industrial turbines and turbine-related services for oil and gas and power generation applications.

The global competitive environment for reciprocating engines in marine, petroleum, construction, industrial, agriculture and electric power generation systems along with turbines consists of a few larger global competitors who compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies who compete in a limited-size product range, geographic region and/or application. Principal global competitors include, but are not limited to, Cummins Inc., Tognum AG, GE Energy Infrastructure, Siemens Energy and Wartsila Corp. Other competitors, such as John Deere Power Systems, MAN Diesel SE, Mitsubishi Heavy Industries Ltd., Volvo Penta (part of Volvo Group AB), Kawasaki Heavy Industries, multiple emerging Chinese competitors and Rolls Royce Group plc compete in certain markets in which Caterpillar competes. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co., and others, are packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.

As previously announced, Caterpillar no longer provides new engines for trucks and other on-highway original equipment manufacturers (OEMs) subject to current U.S. and European emissions regulations.  Caterpillar will continue to service our previous on-highway engine customers through Caterpillar and truck OEM dealer channels.

Since the introduction of Caterpillar’s ACERT® Technology in 2003, Caterpillar has continued to focus investment and resources on leveraging this technology. The building blocks for ACERT Technology are flexible and scalable and are being applied as needed based on engine platform and application. Caterpillar is adding several new technologies to our portfolio of ACERT Technologies to meet Tier 4 Interim/Stage IIIB non-road emissions regulations. We believe ACERT provides Caterpillar with a valuable foundation to meet emissions and performance requirements.

Caterpillar’s remanufacturing business provides services for a variety of products to Caterpillar and other external clients.  The remanufacturing business competes on a regional basis with similarly sized or smaller companies.  The company launched the remanufacturing business in the 1970s with engines/turbines and is now one of the world’s largest remanufacturers, processing

more than two million units annually and recycling more than 150 million pounds of remanufactured products each year.   The business continues to grow at rates well above that of the global economy as a whole.

Financial Products

Our financial products business is primarily conducted by Cat Financial. Cat Financial, incorporated in Delaware, is a wholly owned finance subsidiary of Caterpillar.  Cat Financial’s primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of financing of Caterpillar equipment, machinery and engines. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term dealer receivables from Caterpillar and its subsidiaries. The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of Cat Financial’s activities is conducted in North America.  However, Cat Financial has additional offices and subsidiaries in Asia, Australia, Europe and Latin America.

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

Cat Financial’s retail leases and installment sale contracts (totaling 56 percent*) include:

•                  Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, Cat Financial is considered the owner of the equipment (16 percent*).

•                  Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (21 percent*).

•                  Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (18 percent*).

•                  Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Cat Financial’s wholesale notes receivable, finance leases and installment sale contracts (totaling 12 percent*) include:

•                  Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (5 percent*).

•                  Short-term dealer receivables we purchase from Caterpillar at a discount (7 percent*).

Cat Financial’s retail notes receivables (32 percent*) include:

•                  Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2010.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 6 — “Cat Financial Financing Activities” of Exhibit 13.

Cat Financial operates in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various local banks and finance companies.  In addition, many of our manufacturing competitors own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

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

Cat Financial has a “match funding” policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivables portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables, and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower its cost of borrowed funds.  For more information regarding match funding, please see Note 3 “Derivative financial instruments and risk management” of Exhibit 13.  See also the risk factor titled  “Risks to Financial Products Line of Business” for general risks associated with our financial products business included in Item 1A. of this Form 10-K.

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

Cat Financial provides financing only when certain criteria are met. Credit decisions are based on, among other factors, the customer’s credit history, financial strength and equipment application.  Cat Financial typically maintains a security interest in retail-financed equipment and requires physical damage insurance coverage on financed equipment.  Cat Financial finances a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world.  Cat Financial’s competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, subsidizes an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing.  We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

Caterpillar Insurance Company, a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Insurance Company is licensed to conduct property and casualty insurance business in 50 states and the District of Columbia and, as such, is also regulated in those jurisdictions.  The State of Missouri acts as the lead regulatory authority and monitors Caterpillar Insurance Company’s financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Insurance Company is also licensed to conduct insurance business through a branch in Zurich, Switzerland and, as such, is regulated by the Swiss Financial Market Supervisory Authority.

Caterpillar Life Insurance Company, a wholly owned subsidiary of Caterpillar, is a U.S. insurance company domiciled in Missouri and primarily regulated by the Missouri Department of Insurance.  Caterpillar Life Insurance Company is licensed to conduct life and accident and health insurance business in 26 states and the District of Columbia and, as such, is also regulated in those jurisdictions. The State of Missouri acts as the lead regulatory authority and it monitors the financial status to ensure that it is in compliance with minimum solvency requirements, as well as other financial ratios prescribed by the National Association of Insurance Commissioners.  Caterpillar Life Insurance Company provides stop loss insurance protection to a Missouri Voluntary Employees’ Beneficiary Association (VEBA) trust used to fund medical claims of salaried retirees of Caterpillar under the VEBA.

Caterpillar Insurance Co. Ltd., a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a captive insurance company domiciled in Bermuda and regulated by the Bermuda Monetary Authority.  Caterpillar Insurance Co. Ltd. is a Class 2 insurer (as defined by the Bermuda Insurance Amendment Act of 1995), which primarily insures its parent and affiliates. The Bermuda Monetary Authority requires an Annual Financial Filing for purposes of monitoring compliance with solvency requirements.

Caterpillar Product Services Corporation, a wholly owned subsidiary of Caterpillar, is a warranty company domiciled in Missouri. It conducts a machine extended service contract program in Germany and France by providing machine extended warranty reimbursement protection to dealers in Germany and France.

Caterpillar Insurance Services Corporation, a wholly owned subsidiary of Caterpillar Insurance Holdings Inc., is a Tennessee insurance brokerage company licensed in all 50 states and the District of Columbia.  It provides brokerage services for all property and casualty and life and health lines of business.

Caterpillar’s insurance group provides protection for claims under the following programs:

•                  Contractual Liability Insurance to Caterpillar and its affiliates, Caterpillar dealers and OEMs for extended service contracts (parts and labor) offered by Caterpillar, third party dealers and OEMs.

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

Business Developments in 2010

Economic and Market Conditions

Global economic conditions continued to improve throughout 2010, resulting in an increased demand for Caterpillar products.  Our focus in 2009 on reducing costs, maintaining solid profitability and cash flow and improving our balance sheet prepared us to ramp up production and add capacity to accommodate current and expected growth in the future.  During 2010, improving economies in both the developing and developed countries, replenishment of inventories and rental fleets and an increase in commodity prices all contributed to our increased sales.

Financial Results and Stockholder Value

Full year 2010 results marked a significant increase from 2009 in both sales and revenues and profit for Caterpillar. The company realized 2010 sales and revenues of $42.588 billion, a 31 percent increase from 2009, and profit of $2.7 billion, a 202 percent increase from 2009.   Our profit per share in 2010 was $4.15, up from $1.43 in 2009.

Sustainability

The company has a long-standing commitment to sustainable development and in 2010, we continued to align our sustainability efforts with our business strategy.  We were selected as a member of the Dow Jones Sustainability World Index (DJSI World) for the tenth consecutive year and were recognized as a leader in the Industrial Engineering sector.  DJSI World uses a best-in-class approach designed to identify best practices across the economic, social and environmental dimensions of corporate sustainability.

Caterpillar Production System (CPS)

We have continued our focus on deploying CPS with 6 Sigma.  Through the implementation of CPS, we believe we have made continued progress on our safety and quality goals, reduced inventory and improved cost performance.  CPS continues to be an important component in achieving our near-term goals and our Vision 2020.

Strategy Update

In June 2010, we updated our Vision 2020 strategy, which was first introduced in 2005.  Our updated strategy is focused on executing our business model to ensure that our customers succeed, delivering superior returns to stockholders and attracting and developing the best people.  In addition, we have established key areas of focus that we believe will help us reach our goals, including increasing product development, reducing our cost structure, achieving our profit and cash pull through goals, achieving leadership positions in key industries, products and regions and continued growth in strategic markets.  Our updated strategy coincided with the election of Douglas R. Oberhelman as our Chief Executive Officer and an internal reorganization that streamlined our corporate structure and realigned executive responsibilities to provide increased visibility and accountability toward reaching our goals.

Growth Initiatives

As the global economy continued to improve in 2010, the demand for our products increased substantially.  In response to increased demand and improving economic conditions, we announced plans to increase capacity, expand production and make strategic acquisitions, including, but not limited to the following:

Mining

•                  In November 2010, Caterpillar announced that it entered into an agreement to purchase Bucyrus International, Inc. (Bucyrus).  Bucyrus designs and manufactures mining equipment for the surface and underground mining industries and provides service for its equipment.   The acquisition is part of our strategy to grow our mining business.  The transaction is subject to customary closing conditions and regulatory approvals.

•                  A manufacturing and component assembly facility in Winston-Salem, North Carolina to provide increased capacity for our mining business. The facility will be primarily used for the machining, assembly, test and painting of axle assemblies for large mining machines.

•                  Additional investments in our mining business relating to capacity expansion for trucks produced in Decatur, Illinois and Chennai, India.

Rail

•                  In August 2010, Caterpillar acquired EMD.  This acquisition continued our strategic plan to grow our presence in the rail industry and enables us to provide rail and transit customers with locomotive, engine and emissions solutions, aftermarket product and parts support and a broad line of rail-related services and solutions.

•                  In May 2010, Caterpillar acquired FCM Rail Ltd. (FCM).  FCM is a lessor of maintenance of way (MOW) equipment in the United States and expands our service offerings in the MOW industry.

•                  In March 2010, Caterpillar acquired the Inspection Products business from GE Transportation’s Intelligent Control Systems division.  This acquisition expands the scope and product range of our rail signaling business.  The acquired business has operations primarily in the United States, Germany and Italy.

•                  A manufacturing facility in Muncie, Indiana to produce diesel-electric locomotives.  The facility is expected to begin production in 2012.  In addition to increasing our ability to serve the diesel-electric locomotive market, we also expect to be able to pursue transit-rail opportunities, particularly in the United States.

Engines

•                  In October 2010, Caterpillar announced that it entered into an agreement to acquire MWM Holding GmbH (MWM), headquartered in Mannheim, Germany.  MWM is a supplier of engines that are capable of operating on a wide range of gaseous fuels including natural gas, biogas, mine gas and industrial waste gas.  MWM focuses on generator setups, combined heat and power, trigeneration (heat, power and cooling), as well as complete turnkey solutions, and its engines cover a range of 400 to 4 300 kilowatts.  The transaction is subject to customary closing conditions and regulatory approvals.

•                  A manufacturing facility in Tianjin, China to increase worldwide capacity for our 3500 series engines.  The facility is expected to begin production in 2013 and will become our third global source for these engines, with a focus on producing engines for customers in China and the Asia-Pacific region.

Excavators

•                  Increased production capacity of excavators in China by acquiring the remaining ownership interest in Caterpillar Xuzhou Limited (CXL), a joint venture between Caterpillar and Xuzhou Construction Machinery Group (XCMG).  We also announced facility expansions for small, medium and large excavators at our Xuzhou, China facility.

•                  A manufacturing facility in Victoria, Texas to produce hydraulic excavators.  The facility is expected to begin production in mid-2012 and, once fully operational, is projected to triple our current capacity for hydraulic excavators produced in the United States.  The new facility will manufacture the two models of excavators now made in Aurora, Ill. as well as several additional excavator models produced in Akashi, Japan and exported to the United States.

•                  A manufacturing facility in Wujiang, China to produce mini hydraulic excavator models in the under 8-ton range for Chinese customers. Currently, Caterpillar supplies Chinese customers with mini excavators produced at Caterpillar’s facility in Xuzhou, China and with machines produced in Sagami, Japan. This facility is expected to increase capacity for other Caterpillar products at our Xuzhou and Sagami operations.

•                  An alliance agreement with Wacker Neuson SE (Wacker), located in Munich, Germany, for the design, manufacture, sale and support of Caterpillar mini hydraulic excavators in the under three-ton category. The agreement calls for Wacker to produce these excavators at its facility in Linz, Austria.

Backhoe and Wheel Loaders

•                  A manufacturing facility in Brazil to produce backhoe loaders and small wheel loaders which are currently made at Caterpillar’s facility in Piracicaba, Brazil.  The new facility will allow us to increase capacity for other machines produced in Piracicaba.

Compact Construction Equipment

•                  Expansion of our compact construction equipment operations located in Sanford, North Carolina to provide increased logistics and fabrications capacity to meet the growing global demand for our skid steer, compact track and multi-terrain loaders. The expansion will facilitate increased logistics capabilities and robotic welding technology for fabrication production.

Components

•                  A joint-venture agreement with AVIC Liyuan Hydraulics Co., Ltd. to establish a company to design and manufacture medium- and heavy-duty hydraulic pumps and motors for the construction equipment industry. The joint venture is expected to provide components for use in Caterpillar products as well as third-party machinery and equipment, and enhance our supply base and key component capacity in support of our expansion plans in China.

Engineering Design

•                  An engineering design center in Rapid City, South Dakota to provide additional engineering support services for our U.S. operations.  This center will complement the company’s existing engineering design centers.

Distribution and Logistics

•                  Completion of a new logistics center in Suzhou, China to provide inbound logistics support for our growing manufacturing footprint in China and other manufacturing operations in the Asia-Pacific region. In addition, the facility will serve as a consolidation/deconsolidation hub and provide warehousing and distribution support.

•                  A parts distribution center in Dubai, United Arab Emirates.  The new distribution center is the third facility added to Caterpillar’s global service parts distribution network in the last five years and is part of our multi-year expansion and enhancement of the Europe, Africa and Middle East Caterpillar parts distribution network.  During the past five years, distribution capacity has been added in Shanghai, China, Moscow, Russia and Waco, Texas.

Business Combinations

Information related to acquisitions and alliances appears in Note 23 — “Business combinations and alliances” of Exhibit 13.

Raw Materials and Component Products

We source our raw materials and manufactured components from suppliers both domestically and internationally. These purchases include unformed materials and rough and finished parts.  Unformed materials include a variety of steel products, which are then cut or formed to shape and machined in our facilities. Rough parts include various sized steel and iron castings and forgings, which are machined to final specification levels inside our facilities. Finished parts are ready to assemble components, which are made either to Caterpillar specifications or to the supplier developed specifications.  We machine and assemble some of the components used in our machines, engines and power generation units and to support our after-market dealer parts sales. We also purchase various goods and services used in production, logistics, offices and product development processes.  We maintain global strategic sourcing models to meet our global facilities’ production needs while building long-term supplier relationships and leveraging enterprise spend.  We expect our suppliers to maintain, at all times, industry-leading levels of quality and the ability to timely deliver raw materials and component products for our machine and engine products.  We use a variety of agreements with suppliers to protect our intellectual property and processes to monitor and mitigate risks of the supply base causing a business disruption.  The risks monitored include supplier financial viability, the ability to increase or decrease production levels, business continuity, quality and delivery.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $18.7 billion, $9.6 billion and $14.7 billion at December 31, 2010, 2009 and 2008, respectively.  Of the total backlog, approximately $2.8 billion,  $2.5 billion and $2.2 billion at December 31, 2010, 2009 and 2008, respectively, was not expected to be filled in the following year.  The backlog decrease during 2009 reflects the impact of weak global economic conditions.  In 2010, order backlog increased by approximately $1 billion due to the acquisition of EMD.  The remaining increase for 2010  compared to 2009 and 2008 year end is primarily due to an increase in order volume across most business units.

Dealers and Distributors

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 50 located in the United States and 138 located outside the United States, serving 182 countries and operating 3,475 places of business, including dealer rental outlets.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by Perkins Engines Company Limited (Perkins) are also sold through its worldwide network of 142 distributors located in 183 countries. Most of the electric power generation systems manufactured by F.G. Wilson Engineering Limited (FG Wilson) are sold through its worldwide network of 154 distributors located in 179 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 19 distributors located in 130 countries.

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

In exchange for these rights, the agreement obligates the dealer to develop and promote the sale of the company’s products to current and prospective customers in the dealer’s service territory.  Each dealer agrees to employ adequate sales and support personnel to market, sell and promote the company’s products, demonstrate and exhibit the products, perform the company’s product improvement programs, inform the company concerning any features that might affect the safe operation of any of the company’s products and maintain detailed books and records of the dealer’s financial condition, sales and inventories and make these books and records available at the company’s reasonable request.

These sales and service agreements are terminable at will by either party upon 90 days written notice and provide for termination automatically if the dealer files for bankruptcy protection or upon the occurrence of comparable action seeking protection from creditors.

Patents and Trademarks

Our products are sold primarily under the brands “Caterpillar,” “CAT,” design versions of “CAT” and “Caterpillar,” “Electro-Motive,” “FG Wilson,” “MaK,” “Olympian,”  “Perkins,” “Progress Rail” and “Solar Turbines.” We own a number of patents and trademarks, which have been obtained over a period of years and relate to the products we manufacture and the services we provide.  These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future.  We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development

We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components.  In 2010, 2009 and 2008, we spent $1,905 million, $1,421 million and $1,728 million, or 4.5 percent, 4.4 percent, and 3.4 percent of our sales and revenues, respectively, on our research and development programs. R&D expense is expected to increase about 20 percent in 2011, primarily related to the roll-out of products designed to meet applicable emissions requirements.

Employment

As of December 31, 2010, we employed 104,490 persons of whom 57,171 were located outside the United States.  From a global enterprise perspective, we believe our relationship with our employees is very good.  We build and maintain a productive, motivated workforce by striving to treat all employees fairly and equitably.

In the United States, most of our 47,319 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2010, there were 12,496 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions.  The United Automobile, Aerospace and Agricultural Implement Workers of America represents 9,423 Caterpillar employees under a six-year central labor agreement that expires on March 1, 2011 and that we are currently in the process of renegotiating.  The International Association of Machinists represents 1,814 employees under labor agreements that will expire on April 30, 2012 and May 17, 2015.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales

Sales outside the United States were 68 percent of consolidated sales for 2010, 69 percent for 2009 and 67 percent for 2008.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is reasonably probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the costs are charged against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.  The amount recorded for environmental remediation is not material and is included in the line item “Accrued expenses” in Statement 2 — “Consolidated Financial Position at December 31” of Exhibit 13.

We cannot reasonably estimate costs at sites in the very early stages of remediation.  Currently, we have a few sites in the very early stages of remediation, and there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all sites in the aggregate, will be required.

Available Information

The company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; and registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required.  The public may read and copy any materials the company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The company maintains an Internet site (www.Caterpillar.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.Caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies of our board committee charters, our board’s Guidelines on Corporate Governance Issues, Worldwide Code of Conduct and other corporate governance information are available on our Internet site (www.Caterpillar.com/governance).  The information contained on the company’s website is not included in, or incorporated by reference into, this annual report on Form 10-K.

Additional company information may be obtained as follows:

Current information -

•                  phone our Information Hotline - (800) 228-7717 (U.S. or Canada) or (858) 244-2080 (outside U.S. or Canada) to request company publications by mail, listen to a summary of Caterpillar’s latest financial results and current outlook, or to request a copy of results by facsimile or mail

•                  request, view or download materials on-line or register for email alerts at www.Caterpillar.com/materialsrequest

Historical information -

•                  view/download on-line at www.Caterpillar.com/historical

Item 1A.  Risk Factors.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Exhibit 13 to this Form 10-K.  In addition, the statements in this section include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995.  The discussion and analysis contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items in this Form 10-K are forward-looking and involve uncertainties that could significantly impact results.  From time to time, we also provide forward-looking statements in oral presentations to the public or in other materials we issue to the public.  Forward-looking statements give current expectations or forecasts of future events about the company or our outlook.  You can identify these statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions that identify forward-looking statements made on behalf of Caterpillar.

In particular, these forward-looking statements include statements relating to future actions, prospective products, product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, economic conditions, potential returns, financial condition and financial results. Such statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected. Uncertainties include factors that affect international businesses, as well as matters specific to the company and the markets it serves.

The company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You may, however, consult any related disclosures we make in subsequent Form 10-Q or Form 8-K filings with the SEC.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. You should note it is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks and uncertainties.

Our business is highly sensitive to global economic conditions and economic conditions in the industries and markets we serve.

Our results of operations are materially affected by the conditions in the global economy generally and various capital markets. The demand for our products and services tends to be cyclical and can be significantly reduced in an economic environment characterized by higher unemployment, lower consumer spending, lower corporate earnings and lower levels of government and business investment.

The energy and mining industries are major users of our machines and engines.  Decisions to purchase our machines and engines are dependent upon the performance of the industries in which our customers operate. If demand or output in these industries increases, the demand for our products would likely increase.  Likewise, if demand or output in these industries declines, the demand for our products would likely decrease. Prices of commodities in these industries are frequently volatile and change in response to general economic conditions, economic growth, commodity inventories and any disruptions in production.  We assume certain prices for key commodities in preparing the general economic and financial outlooks we disclose each quarter (our

“outlooks”).  Commodity prices lower than those assumed in our outlooks may negatively impact our business, results of operations and financial condition.

The rates of infrastructure spending, housing starts and commercial construction play a significant role in our results.  Our products are an integral component of these activities, and as these activities increase or decrease inside or outside of the United States, demand for our products may be significantly impacted, which could negatively impact our results.  Slower rates of economic growth than anticipated in our outlooks could also adversely impact our business, results of operations and financial condition.

Changes in government monetary or fiscal policies may negatively impact our results.

Most countries have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures, energy and mined products, which in turn affects sales of our products that serve these activities.  Interest rate changes also affect customers’ abilities to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products.  Our outlooks typically include assumptions about interest rates in a number of countries.  Interest rates higher than those contained in our assumptions could result in lower sales than anticipated and supply chain inefficiencies.

Economic events have reduced the availability of liquidity to fund investments in many markets that we serve.  Central banks and other policy arms of many countries have implemented various actions to restore liquidity and increase the availability of credit.  The continuing effectiveness of these and related government actions is uncertain and could have an impact on the customers and markets we serve and our business, results of operations and financial condition.

Government policies on taxes and spending affect our business.  Throughout the world, government spending finances much infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine depreciation lives and the amount of money users of our products can retain, both of which influence investment decisions.  Unfavorable developments, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

Commodity or component price increases and significant shortages of component products may adversely impact our financial results or our ability to meet commitments to customers.

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

We rely on suppliers to secure component products, particularly steel, required for the manufacture of our products. During the global economic downturn, we reduced our own production levels and, as a result, our suppliers experienced significant decreases in demand for their products.  Although we monitor the ability of key suppliers to ramp up production in the event that demand continues to grow, we cannot guarantee that they will be able to timely increase production to meet our demands.  A disruption in deliveries to or from suppliers or decreased availability of such components or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. We believe our sources of raw materials and component products will generally be sufficient for our needs in the foreseeable future. However, our business, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations.

Disruptions or volatility in global financial markets could limit our sources of liquidity, or the liquidity of our customers, dealers and suppliers.

Global economic conditions may cause volatility and disruptions in the capital and credit markets.  During the 2008-2009 global economic downturn, financial markets decreased the availability of liquidity, credit and credit capacity for certain issuers, including certain of our customers, dealers and suppliers. Although we generally generate funds from our operations to pay our operating expenses, fund our capital expenditures, buy back stock, pay dividends and fund our employee retirement benefit programs, continuing to meet these cash requirements over the long-term requires substantial liquidity and access to sources of funds, including capital and credit markets. Changes in global economic conditions, including material cost increases and decreases in economic activity in many of the markets that we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.  Market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact our ability to access capital and credit markets to fund operating needs.  An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position.

In addition, the global demand for our products generally depends on our customers’ ability to pay for our products, which, in turn, depends on their access to funds. Subject to global economic conditions, many of our customers may experience increased difficulty in generating funds from operations.  Further, following capital and credit market volatility and uncertainty, many financial institutions have revised their lending standards, thereby decreasing access to capital. If capital and credit market volatility occurs, the liquidity of our customers may decline which, in turn, would reduce their ability to purchase our products.

Our global operations are exposed to political and economic risks, commercial instability and events beyond our control in the countries in which we operate.

Our global operations are dependent upon products manufactured, purchased and sold in the U.S. and internationally, including in countries with political and economic instability.  In some cases, these countries have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than in our other markets.  Operating and seeking to expand business in a number of different regions and countries exposes us to a number of risks, including:

•                  multiple and potentially conflicting laws, regulations and policies that are subject to change;

•                  imposition of currency restrictions, restrictions on repatriation of earnings or other restraints;

•                  imposition of burdensome tariffs or quotas;

•                  national and international conflict, including terrorist acts; and

•                  political and economic instability or civil unrest that may severely disrupt economic activity in affected countries.

The occurrence of one or more of these events may negatively impact our business, results of operations and financial condition.

Failure to maintain our credit ratings would increase our cost of borrowing and could adversely affect our access to capital markets.

Caterpillar’s and Cat Financial’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to their debt by the major credit rating agencies.  These ratings are based, in significant part, on Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth and interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  In 2009, each of the major credit rating agencies either modified their outlook for the company and Cat Financial or downgraded the rating.  While the rating agencies subsequently improved their outlooks to stable, there can be no assurance that Caterpillar’s or Cat Financial’s credit ratings will not be lowered in the future.

Although the company and Cat Financial have committed credit facilities to provide liquidity, any downgrades of our credit ratings may increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for the company.  An inability to access the capital markets could have a material adverse effect on our cash flow, results of operations and financial condition.

Our Financial Products line of business is subject to risks associated with the financial services industry.

Difficult and volatile market conditions may have an adverse effect upon the financial industry in which Cat Financial operates. Cat Financial is significant to our operations and provides financing support to a significant share of our global sales. The inability of Cat Financial to access funds to support its financing activities to our customers could have a material adverse effect on our business, results of operations and financial condition.

Inherent in the operation of Cat Financial is the credit risk associated with its customers.  The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer’s management team, commodity prices, political events and the sustained value of the underlying collateral.

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have a material adverse effect on Cat Financial’s and our earnings and cash flows.  Because a significant number of the loans made by Cat Financial are made at fixed interest rates, its business is subject to fluctuations in interest rates.  Changes in market interest rates may influence its financing costs, returns on financial investments and the valuation of derivative contracts and could reduce its and our earnings and cash flows.  In addition, because Cat Financial makes a significant number of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce its and our earnings and cash flows.  Although Cat Financial manages interest rate, foreign currency exchange rate and market liquidity risks through a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have a material adverse effect on its and our earnings and cash flows.  If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these various types of risk is ineffective, we may incur losses. With respect to Cat Insurance’s investment activities, changes in the equity and bond markets could cause an impairment of the value of its investment portfolio, requiring a negative adjustment to earnings.

The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law in July 2010 and includes extensive provisions regulating the financial services industry.  The impact of this legislation remains uncertain, as regulators continue to propose and adopt implementing rules.  If the rules, as adopted, impose significant costs or restrictions on the company, including, without limitation, costs or restrictions on our or Cat Financial’s use of derivatives or asset backed securitizations, we could experience an adverse effect on our results of operations and financial condition.

Cat Financial relies on a number of diversified global debt markets and funding programs to provide liquidity for its global operations, including commercial paper, medium term notes, retail notes, variable denomination floating rate demand notes, asset-backed securitizations and bank loans.  Significant changes in market liquidity conditions could impact Cat Financial’s access to funding, increase the associated funding costs and reduce its and our earnings and cash flows.  A large portion of Cat Financial’s borrowings have been issued in the medium term note and commercial paper markets.  While Cat Financial has maintained access to key global medium term note and commercial paper markets, there can be no assurance that such markets will continue to represent a reliable source of financing for Cat Financial.  Should global economic conditions deteriorate or access to debt markets be reduced, Cat Financial could experience materially higher financing costs and become unable to access adequate funding to operate and grow its business and/or meet its debt service obligations as they mature, or it could be required to draw upon contractually committed lending agreements primarily provided by global banks and/or by seeking other funding sources. However, under extreme market conditions, there can be no assurance such agreements and other funding sources would be available or sufficient.  Any of these events could negatively impact Cat Financial’s business, results of operations and financial condition. The extent of any impact on our ability to meet funding or liquidity needs would depend on several factors, including our operating cash flows, the duration of any future market disruptions, the effects of governmental intervention in the financial markets including the effects of any programs or legislation designed to increase or restrict liquidity for certain areas of the market, general credit conditions, the volatility of equity and debt markets, our credit ratings and credit capacity and the cost of financing and other general economic and business conditions.

Market disruption and volatility may also lead to a number of other risks, including:

•                  Market developments that may affect customer confidence levels and cause declines in the demand for financing and adverse changes in payment patterns, causing increases in delinquencies and default rates, which could impact Cat Financial’s write-offs and provision for credit losses.

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

•                  Cat Financial’s ability to engage in routine funding transactions or borrow from other financial institutions on acceptable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•                  As Cat Financial’s counterparties are primarily financial institutions, their ability to perform in accordance with any of its underlying agreements could be adversely affected by market volatility and/or disruptions in financial markets.

We engage in acquisitions and divestitures, including the recently announced acquisition of Bucyrus; we may not realize all of the anticipated benefits of these transactions or these benefits may take longer to realize than expected.

From time to time we engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions.  On November 14, 2010, we entered into an agreement to acquire Bucyrus, subject to the satisfaction or waiver of certain closing conditions and regulatory approvals.  If the merger with Bucyrus is consummated, the combined company’s ability to realize the anticipated benefits of the merger, including the expected synergies and cost savings, will depend, to a large extent, on our ability to integrate the mining businesses of both companies.  Our management will be required to devote significant attention and resources to this integration process, which may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits we expect.  Failure to successfully integrate the operations of the Caterpillar and Bucyrus mining businesses or otherwise to realize the anticipated benefits of the merger could cause an interruption of, or a loss of momentum in, the mining operations of the combined company.  In addition, the integration may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and the diversion of management’s attention, and may cause our stock price to decline.  The risks associated with the Bucyrus acquisition and our other past or future acquisitions include:

•                  The business culture of the acquired business may not match well with our culture;

•                  Technological and product synergies, economies of scale and cost reductions may not occur as expected;

•                  Unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;

•                  The company may acquire or assume unexpected liabilities;

•                  Faulty assumptions may be made regarding the integration process;

•                  Unforeseen difficulties may arise in integrating operations and systems;

•                  The company may fail to retain, motivate and integrate key management and other employees of the acquired business;

•                  Higher than expected finance costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

•                  The company may experience problems in retaining customers and integrating customer bases.

Many of these factors will be outside of the combined company’s control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy.  With respect to the Bucyrus acquisition specifically, it is possible that regulators will impose conditions on required antitrust approvals, including by requiring dispositions.  Even if the mining businesses are successfully integrated, the combined company may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that the combined company expects.  These benefits may not be achieved within the anticipated time frame, or at all.  If we fail to complete the Bucyrus acquisition or to achieve the anticipated benefits of the acquisition, this could have an adverse effect on the market price of our common stock.

In addition, in order to conserve cash for operations, we may undertake acquisitions financed in part through public offerings or private placements of debt or equity securities, or other arrangements. In connection with the announcement of the Bucyrus acquisition, we announced that we intend to issue debt and equity securities to fund the acquisition of Bucyrus.  Such acquisition financing could result in a decrease of our ratio of earnings to fixed charges and adversely affect other leverage measures.  If we issue equity securities or equity-linked securities, the issued securities may have a dilutive effect on the interests of the holders of our common shares.

Failure to implement the company’s acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.  Furthermore, we make strategic divestitures from time to time.  These divestitures may result in continued financial involvement in the divested businesses, including through guarantees or other financial arrangements, following the transaction.  Lower performance by those divested businesses could affect our future financial results.

International trade policies may impact demand for our products and our competitive position.

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

Our introduction of Tier 4 emissions compliant machines and engines may not be successful.

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

Although we are executing comprehensive plans designed to meet Tier 4 emissions requirements, these plans are subject to many variables, including the timing of our Tier 4 engine development and new machine product introduction.  If we are unable to meet our plans as projected, it could delay or inhibit our ability to continue placing certain products on the market, which could negatively impact our financial results and competitive position.  We are incurring research and development costs to design and introduce products to meet Tier 4 requirements.  We plan to include costs associated with Tier 4 development and production in prices of our products.  The level of market acceptance of prices for products that meet Tier 4 requirements could negatively impact our financial results and competitive position.

The success of our business depends on our ability to develop, produce and market quality products that meet our customers’ needs.

Our business relies on continued global demand for our brands and products.  To achieve business goals, we must develop and sell products that appeal to our dealers, OEMs and customers.  This is dependent on a number of factors, including our ability to manage and maintain key dealer relationships, our ability to produce products that meet the quality expectations of our customers and our ability to develop effective sales, advertising and marketing programs.  In addition, our continued success in selling products that appeal to our customers is dependent on leading-edge innovation, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovation.  Failure to continue to deliver quality and competitive products to the marketplace, to adequately protect our intellectual property rights, to supply products that meet applicable regulatory requirements or to predict market demands for, or gain market acceptance of, our products, could have a negative impact on our business, results of operations and financial condition.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

We operate in a highly competitive environment, and our outlook depends on a forecast of the company’s share of industry sales based on our ability to compete with others in the marketplace.  The company competes on the basis of product performance, customer service, quality and price. There can be no assurance that our products will be able to compete successfully with other companies. Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively, our failure to produce our products at a competitive cost or an unexpected buildup in competitors’ new machine or dealer-owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

The environment remains competitive from a pricing standpoint. Our sales outlook assumes certain price increases that we announce from time to time will hold in the marketplace.  Changes in market acceptance of price increases, changes in market requirements for price discounts or changes in our competitors’ behavior could have an adverse impact on the company’s business, results of operations and financial condition.

In addition, our results and ability to compete may be impacted positively or negatively by changes in our sales mix.  Our outlook assumes a certain geographic mix of sales as well as a product mix of sales.  If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

Union disputes or other employee relations issues could adversely affect our operations and financial results.

Some of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates.  While we do not expect to be impacted by employee relations issues, there can be no assurance that future issues with our employees will be resolved or that we will not encounter future strikes, work stoppages or other types of conflicts with labor unions or our employees.  We may not be able to satisfactorily renegotiate collective bargaining agreements in the United States and other countries when they expire, including the master collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers, which is scheduled to expire on March 1, 2011.  If we fail to renegotiate our existing collective bargaining agreements, we could encounter strikes or work stoppages or other types of conflicts with labor unions.  In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future.  We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements.  Any such work stoppages (or potential work stoppages) could have a material adverse effect on our business, results of operations and financial condition.

We may not realize all of the anticipated benefits from the implementation of the Caterpillar Production System (CPS) or other productivity initiatives.

CPS is a significant productivity initiative that aims to improve our order-to-delivery processes and factory efficiency, as well as to reduce waste and maximize value for our customers.  Inability or failure to implement and utilize CPS or other productivity initiatives could have an adverse impact on our business and our results of operations.  There can be no assurance that this initiative or others will be beneficial to the extent anticipated, or that the estimated cost savings will be realized.

Our business is subject to the sourcing practices of our dealers and our Original Equipment Manufacturer (OEM) customers.

We sell finished products through an independent dealer network and directly to OEMs.  Both carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs.  Such adjustments can impact our results either positively or negatively.  In particular, some of our engine customers are OEMs that manufacture or could in the future manufacture engines for their own products.  Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products and in order to reduce costs, eliminate production risks and maintain company focus.  However, we cannot assure that these customers will continue to outsource engine manufacture in the future. Decreased levels of production outsourcing by these customers could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet specifications and the emergence of low-cost production opportunities in foreign countries.  A significant reduction in the level of engine production outsourcing from our OEM customers could significantly impact our revenues and, accordingly, have an adverse effect on our business, results of operations and financial condition.

We are subject to stringent environmental laws and regulations that impose significant compliance costs.

Our facilities, operations and products are subject to increasingly stringent environmental laws and regulations, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of non-hazardous and hazardous waste materials. While we believe we are in compliance in all material respects with these environmental laws and regulations, we cannot provide assurances that we will not be adversely affected by costs, liabilities or claims with respect to existing or subsequently acquired operations or under present laws and regulations or those that may be adopted or imposed in the future.

In particular, our engines are subject to extensive statutory and regulatory requirements governing exhaust emissions and noise, including standards imposed by the EPA, state regulatory agencies in the United States and other regulatory agencies around the world. For instance, national, state or local governments may set new emissions standards that could impact our products and operations in ways that are difficult to anticipate with accuracy. Thus, significant changes in standards, or the adoption of new standards, have the potential to negatively impact our business, results of operations, financial condition and competitive position.

Our global operations are subject to extensive trade and anti-corruption laws and regulations.

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. regulations issued by Customs and Border Protection, the Bureau of Industry and Security, the Office of Antiboycott Compliance, the Directorate of Defense Trade Controls and the Office of Foreign Assets Control, as well as the counterparts of these agencies in other countries.  Any alleged or actual violations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States.  We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws.  Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations.  Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in a material adverse effect on our reputation, business and results of operations or financial condition.

Moreover, several of our joint venture partners are domiciled in areas of the world with laws, rules and business practices that differ from those in the United States. Although we strive to select joint venture partners who share our values and understand our reporting requirements as a U.S.-domiciled company and to ensure that an appropriate business culture exists within these ventures to minimize and mitigate our risk, we nonetheless face the reputational and legal risk that our joint venture partners will violate applicable laws, rules and business practices.

We may incur additional tax expense or become subject to additional tax exposure.

We are subject to income taxes in the United States and numerous foreign jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions.  Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws and regulations.  We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the company’s provision for income taxes and cash tax liability.

Currency exchange rate fluctuations affect our results of operations, as reported in our financial statements.

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, because our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we customarily enter into financial transactions to address these risks, there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.

Restrictive covenants in our debt agreements could limit our financial and operating flexibility.

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

Although we do not believe any of these covenants presently materially restrict our operations, a breach of one or more of the covenants could result in adverse consequences that could negatively impact our business, results of operations and financial condition. These consequences may include the acceleration of amounts outstanding under certain of the facilities, triggering of an obligation to redeem certain debt securities, termination of existing unused commitments by our lenders, refusal by our lenders to extend further credit under one or more of the facilities or to enter into new facilities or the lowering or modification of our credit ratings or those of one or more of our subsidiaries.

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

Sustained increases in funding obligations under our pension plans may reduce our profitability.

We maintain certain defined benefit pension plans for our employees, which impose on us certain funding obligations. In determining our future payment obligations under the plans, we assume certain rates of return on the plan assets and growth rates of certain costs. Significant adverse changes in credit or capital markets could result in actual rates of return being materially lower than projected and increased pension expense in future years.  We may be required to make contributions to our pension plans in the future, and these contributions could be material.  Our cost growth rates may also be materially higher than projected. These factors could significantly increase our payment obligations under the plans, require us to take a significant charge on our balance sheet and, as a result, adversely affect our business, results of operations and financial condition.

Costs associated with lawsuits or increases in the reserves we establish based on our assessment of contingencies may have an adverse effect on our results of operations.

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

As required by U.S. generally accepted accounting principles (GAAP), we establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us.  Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make additional material payments, which could have an adverse effect on our results of operations.

National governments or inter-governmental organizations may impose carbon emissions regulations.

The potential for government-mandated reductions of carbon emissions from our facilities and products is increasing.  Mandatory reductions being considered by many jurisdictions may take the form of new legislation and/or regulations.  For example, in the United States, the EPA has stated that it plans to promulgate regulations governing carbon emissions from automobiles, which may lead to regulation of other mobile sources, as well as stationary sources.  Additionally, the American Clean Energy and Security Act has passed the U.S. House of Representatives, and similar legislation has been introduced in the U.S. Senate.  This legislation is also designed to restrict and reduce carbon emissions from U.S. stationary and mobile sources. The final details and scope of these legislative and regulatory measures are unclear and their potential impact is still uncertain, so we cannot fully predict the impact on the company. Should final legislation or regulations be adopted imposing significant operational restrictions and compliance requirements upon us or our products, they could negatively impact the company’s capital expenditures, results of operations and competitive position.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our financial statements are prepared in accordance with GAAP, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance issued by recognized authoritative bodies, including the Financial Accounting Standards Board.  Market conditions have prompted accounting guidance setters to issue new guidance that further interprets or seeks to revise accounting pronouncements related to various transactions as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q.  An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including fires, tornadoes, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance.  Natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to dealers and end-users and delay in the delivery of our products to our distribution centers.   Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

Item 1B.  Unresolved Staff Comments as of December 31, 2010.

None.

Item 1C.  Executive Officers of the Registrant as of December 31, 2010.

Name	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
Douglas R. Oberhelman (57)	Chairman and Chief Executive Officer (2010)	Group President (2001-2010)
Richard P. Lavin (58)	Group President (2007)	Vice President (2004-2007)
Stuart L. Levenick (57)	Group President (2004)
Edward J. Rapp (53)	Group President (2007) and Chief Financial Officer (2010)	Vice President (2000-2007)
Gerard R. Vittecoq (62)	Group President (2004)
Steven H. Wunning (59)	Group President (2004)
James B. Buda (63)	Vice President and Chief Legal Officer (2010)	Vice President, General Counsel and Secretary (2001-2010)
Jananne A. Copeland (48)	Chief Accounting Officer and Corporate Controller (2010)

Corporate Financial Reporting Manager, Corporate Services Division (2004–2006)

Corporate Financial Reporting Manager, Global Finance & Strategic Support Division (2006–2007)

Chief Accounting Officer (2007)

Item 2.  Properties.

General Information

Caterpillar’s operations are highly integrated.  Although the majority of our plants are involved primarily in production relating to our Machinery or Engines lines of business, several plants are involved in manufacturing relating to both lines of business.  In addition, several plants are involved in the manufacturing of components which are used in the assembly of both machines and engines.  Caterpillar’s parts distribution centers are involved in the storage and distribution of parts for machines and engines.  Also, the research and development activities carried on at our Technical Center in Mossville, Illinois involve both machines and engines.

We believe the properties we own to be generally well maintained and adequate for present use.  Through planned capital expenditures, we expect these properties to remain adequate for future needs.  Properties we lease are covered by leases expiring over terms of generally one to ten years.  We do not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

Headquarters and Other Key Offices

Our corporate headquarters are in Peoria, Illinois.  Additional marketing and operating headquarters are located both inside and outside the United States including Miami, Florida; San Diego, California; Geneva, Switzerland; Beijing, China; Singapore, Republic of Singapore; Piracicaba, Brazil and Tokyo, Japan.  The Financial Products Division is headquartered in leased offices located in Nashville, Tennessee.

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

Manufacturing, Remanufacturing and Overhaul

Manufacturing, remanufacturing and overhaul of our products are conducted primarily at the following locations.  These facilities are believed to be suitable for their intended purposes with adequate capacities for current and projected needs for existing products.  As discussed under “Item 1. Business - Business Developments in 2010” above, we have announced investments to expand the capacity of existing facilities and to build new facilities to support the company’s growth.

Inside the U.S.

Alabama	Kansas	Pennsylvania	• Montreal	Japan
• Albertville	• Fort Scott	• Chambersburg	• London	• Akashi(2)
• Montgomery	• Wamego	• Steelton	• Surrey	• Sagamihara(2)
Arkansas	Kentucky	South Carolina	• Toronto	Malaysia
• Little Rock	• Ashland	• Greenville	• Winnipeg	• Kuala Lumpur(1)
California	• Corbin	• Jackson	England	Mexico
• Gardena	• Danville	• Lexington	• Barwell	• Monterrey
• Mohave	• Decoursey	• Newberry	• Desford	• Nuevo Laredo
• Rocklin	• Louisville	• Summerville	• Ferndown	• Reynosa
• San Diego	• Mayfield	• Sumter	• Peterborough	• Saltillo
Colorado	Michigan	Tennessee	• Peterlee	• San Luis Potosi
• Pueblo	• Menominee	• Dyersburg	• Rushden	• Santa Catarina
Florida	Minnesota	• Knoxville	• Shrewsbury	• Tijuana
• Jacksonville	• Minneapolis	Texas	• Skinningrove	• Torreon
• Wildwood	• Owatonna	• Amarillo	• Slough	• Veracruz
Georgia	Mississippi	• Channelview	• Stafford	The Netherlands
• Alpharetta	• Corinth	• De Soto	• Stockton	• Almere
• Griffin	• Oxford	• Mabank	• Wimborne	• s’-Hertogenbosch
• LaGrange	• Prentiss County	• San Antonio	• Wolverhampton	Nigeria
• Patterson	Missouri	• Seguin	France	• Port Harcourt(2)
• Thomasville	• Boonville	• Sherman	• Arras	Northern Ireland
• Toccoa	• Independence	• Waco	• Chaumont	• Belfast
Illinois	• Kansas City	• Waskom	• Echirolles	• Larne
• Alorton	• West Plains	Virginia	• Grenoble	People’s Republic
• Aurora	Montana	• Petersburg	• Rantigny	of China
• Champaign(1)	• Laurel	• Roanoke	Germany	• Erliban(1)
• Chicago	Nebraska	Wisconsin	• Kiel	• Foshan
• Decatur	• Alliance	• Prentice	• Rostock	• Qingzhou(2)
• Dixon	• Gering	Wyoming	Hungary	• Shanghai
• East Peoria	• Lincoln	• Bill	• Gödöllö	• Suzhou
• Joliet	• Northport	• Laramie	India	• Tianjin(2)
• LaGrange	• Sidney	• Rock Springs	• Chennai	• Wuxi
• Mapleton	Nevada	Outside the U.S.	• Hosur	• Xuzhou
• Mossville	• Sparks	Australia	• Pondicherry	Poland
• Peoria	New Mexico	• Burnie	• Thiruvallur	• Janow Lubelski
• Pontiac	• Santa Fe	• Melbourne	Indonesia	• Radom(1)
• Sterling	North Carolina	• Tullamarine	• Bandung(2)	• Sosnowiec
Indiana	• Clayton	• Wivenhoe	• Jakarta	Russia
• Charlestown	• Franklin	Belgium	Italy	• Tosno
• East Chicago	• Goldsboro	• Gosselies	• Anagni	Scotland
• Franklin	• Morganton	Brazil	• Atessa	• Aberdeen
• Lafayette	• Sanford	• Curitiba	• Bazzano	South Korea
• Muncie	North Dakota	• Diadema	• Fano	• Pyeongtaek-si
Iowa	• West Fargo	• Hortolandia	• Frosinone	Switzerland
• Elkader	Ohio	• Piracicaba	• Jesi	• Riazzino
	• Dayton(1)	Canada	• Marignano	Tunisia
		• Edmonton	• Milan	• Sfax
• Minerbio

(1)	Facility of affiliated company (50 percent or less owned)
(2)	Facility of partially owned subsidiary (more than 50 percent, less than 100 percent)

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar alleging various violations of Clean Air Act Sections 203, 206 and 207.  EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  Caterpillar is currently engaged in negotiations with EPA and the U.S. Department of Justice to resolve these issues.  On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies.  Caterpillar continues to cooperate with EPA and the Department of Justice and, while penalties will likely exceed $100,000, management does not believe that this issue will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

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

In May 2010, an incident at Caterpillar’s Gosselies, Belgium facility resulted in the release of wastewater into the Perupont River.  In coordination with local authorities, appropriate remediation measures have been taken.  In January 2011, Caterpillar learned that the public prosecutor for the Belgian administrative district of Charleroi had referred the matter to an examining magistrate of the civil court of Charleroi for further investigation.  Caterpillar is cooperating with the Belgian authorities on this investigation.  At this time, it is uncertain whether penalties will be assessed, and any penalties could potentially exceed $100,000.  Management does not believe this matter will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

Item 4.  [Removed and reserved.]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by Item 5 regarding our stock is incorporated by reference from the Supplemental Stockholder Information section of Exhibit 13 under “Common Stock (NYSE:CAT) — Listing Information,” “— Price Ranges,” “ — Number of Stockholders” and “Performance Graph: Total Cumulative Stockholder Return for Five-Year Period Ending December 31, 2010” and from the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13 under “Dividends paid per common share.”

Sale of Unregistered Securities

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of December 31, 2010, those plans had approximately 11,600 participants in the aggregate.  During the fourth quarter of 2010, approximately 307,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding. Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter 2010.

Other Purchases of Equity Securities

	Total number		Total Number of Shares Purchased	Approximate Dollar Value of Shares that
Period	of Shares Purchased (1)	Average Price Paid per Share	Under the Program	may yet be Purchased under the Program
October 1-31, 2010	5,925	$78.30	N/A	N/A
November 1-30, 2010	126,298	79.35	N/A	N/A
December 1-31, 2010	25,573	86.40	N/A	N/A
Total	157,796	$80.45

(1)	Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 7A appears in Note 1 — “Operations and summary of significant accounting policies,” Note 3 —   “Derivative financial instruments and risk management,” Note 17 — “Fair values disclosures” and Note 18 — “Concentration of credit risk” of Exhibit 13.  Other information required by Item 7A is incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Exhibit 13.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Caterpillar is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 31, 2010, the company’s internal control over financial reporting was effective based on those criteria.

Management has excluded Electro-Motive Diesel, Inc. (EMD) from our assessment of internal control over financial reporting as of December 31, 2010 because we acquired EMD in August 2010.  EMD is a wholly owned subsidiary of Caterpillar Inc. whose total assets and total revenues represent approximately 2 percent and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their report appears on page A-4 of Exhibit 13.

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

Information required by this Item is incorporated by reference from the 2011 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

Information required by this Item is incorporated by reference from the 2011 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2011 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2011 Proxy Statement.

Stockholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2011 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the 2011 Proxy Statement.

Code of Ethics

Our Worldwide Code of Conduct (Code), first published in 1974 and most recently updated in 2010, sets a high standard for honesty and ethical behavior by every employee, including the principal executive officer, principal financial officer, controller and principal accounting officer.  The Code is posted on our website at www.Caterpillar.com/code and is incorporated by reference as Exhibit 14 to this Form 10-K.  To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629-7310.  We will post on our website any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11.  Executive Compensation.

Information required by this Item is incorporated by reference from the 2011 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2011 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information

(as of December 31, 2010)

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants	Weighted- average exercise price of outstanding options, warrants	Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan category	and rights(1)	and rights	reflected in column (a))
Equity compensation plans approved by security holders	62,996,929	$48.4982	27,124,292
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	62,996,929	$48.4982	27,124,292

(1)             Excludes any cash payments in-lieu-of stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2011 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2011 Proxy Statement.

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
2.1

Agreement and Plan of Merger, dated as of November 14, 2010, by and among Caterpillar Inc., Badger Merger Sub, Inc. and Bucyrus International, Inc., (incorporated by reference from Exhibit 2.1 to Form 8-K filed November 18, 2010).

	3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2010).
	3.2	Bylaws amended and restated as of December 8, 2010.
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

	10.1	Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment (incorporated by reference from Exhibit 10.1 to the 2008 Form 10-K).*
	10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through first amendment dated December 6, 2010.*
	10.3	Equity Award Grant to James W. Owens pursuant to the 2006 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 3, 2010).*
10.4

Terms Applicable to Awards of Restricted Stock Units pursuant to the 2006 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to Form 10-Q filed for the quarter ended March 31, 2010).*

	10.5	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through first amendment dated November 1, 2010.*
	10.6	Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through June 1, 2009 (incorporated by reference from Exhibit 10.4 to the 2009 Form 10-K).*
10.7

Caterpillar Inc. Executive Short-Term Incentive Plan, as amended and restated through first amendment effective as of February 14, 2007 (incorporated by reference from Exhibit 10.5 to the 2009 Form 10-K).*

	10.8	Caterpillar Inc. Directors’ Deferred Compensation Plan, as amended and restated through January 1, 2005 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).*
	10.9	Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated through April 1, 2008 (incorporated by reference from Exhibit 10.7 to the 2008 Form 10-K).*
	10.10	Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through June 1, 2009 (incorporated by reference from Exhibit 10.8 to the 2009 Form 10-K).*
	10.11	Caterpillar Inc. Supplemental Deferred Compensation Plan as amended and restated through October 18, 2010.*
10.12

Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through first amendment effective July 16, 2009 (incorporated by reference from Exhibit 10.9 to the 2009 Form 10-K).*

10.13

Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated effective January 1, 2005 (incorporated by reference from Exhibit 10.10 to the 2009 Form 10-K).*

	10.14	Separation and Release Agreement dated May 25, 2010 (incorporated by reference from Exhibit 10.1 to the Form 10-Q filed for the quarter ended June 30, 1010).*
	10.15	Administrative Support and Home Security letter dated June 9, 2010 (incorporated by reference from Exhibit 10.2 to the Form 10-Q filed for the quarter ended June 30, 2010).*

10.16

Five-Year Credit Agreement dated September 20, 2007 (the “2007 Five-Year Credit Agreement”) among Caterpillar Inc., Caterpillar Financial Services Corporation and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd., ABN AMRO Bank N.V., Bank of America, N.A., Barclays Bank PLC, J.P. Morgan Securities, Inc., Société Générale and Citigroup Global Markets Inc. (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 25, 2007).

10.17	Amendment No. 1 to the 2007 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 23, 2008).
10.18	Amendment No. 2 to the 2007 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.2 to Form 8-K filed January 26, 2009).
10.19	Amendment No. 3 to the 2007 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.4 to the Form 8-K filed September 23, 2009).
10.20	Amendment No. 4 to the 2007 Five-Year Credit Agreement (incorporated by reference from Exhibit 99.7 to the Form 8-K filed September 21, 1010).
10.21	Japan Local Currency Addendum to the 2007 Five-Year Credit Agreement (the “2007 Japan Local Currency Addendum”) (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 25, 2007).
10.22	Amendment No. 1 to 2007 Japan Local Currency Addendum (incorporated by reference from Exhibit 99.4 to Form 8-K filed January 26, 2009).
10.23

Credit Agreement (Four-Year Facility) (the “Four-Year Facility”) dated as of September 16, 2010 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as agent, Citibank International plc. as the Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as the Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 21, 2010).

10.24	Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).
10.25	Japan Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).
10.26

Credit Agreement (364-Day Facility) (the “364-Day Facility”) dated as of September 16, 2010 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as agent, Citibank International plc, as the Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as the Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 21, 2010).

10.27	Local Currency Addendum to the 364-Day Facility (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 21, 2010).
10.28	Japan Local Currency Addendum to the 364-Day Facility (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 21, 2010).
10.29

Senior Bridge Term Loan Credit Facility Commitment Letter, dated as of November 14, 2010, by and among Caterpillar Inc., JPMorgan Chase Bank, N.A. and J.P. Morgan Securities LLC (incorporated by reference from Exhibit 10.1 to Form 8-K filed November 18, 2010).

10.30

Bridge Loan Agreement dated as of December 3, 1010 among Caterpillar Inc., the Banks named therein and JPMorgan Chase Bank, N.A., as Agent (incorporated by reference from Exhibit 99 .1 to Form 8-K filed December 7, 2010).

10.31	Joint Venture Operating Agreement dated September 9, 2009 by and among Caterpillar Inc. and Navistar Inc. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed September 15, 2009).
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.

13	General and Financial Information for 2010 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the Form 10-Q filed for the quarter ended June 30, 2010).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC.
(Registrant)

February 22, 2011	By:	/s/ James B. Buda
James B. Buda, Senior Vice President and Chief Legal Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board
February 22, 2011	/s/ Douglas R. Oberhelman	and Chief Executive Officer
(Douglas R. Oberhelman)

February 22, 2011	/s/ Richard P. Lavin	Group President
(Richard P. Lavin)

February 22, 2011	/s/ Stuart L. Levenick	Group President
(Stuart L. Levenick)

Group President and Chief Financial
February 22, 2011	/s/ Edward J. Rapp	Officer
(Edward J. Rapp)

February 22, 2011	/s/ Gerard R. Vittecoq	Group President
(Gerard R. Vittecoq)

February 22, 2011	/s/ Steven H. Wunning	Group President
(Steven H. Wunning)

Chief Accounting Officer and Corporate
February 22, 2011	/s/ Jananne A. Copeland	Controller
(Jananne A. Copeland)

February 22, 2011	/s/ John R. Brazil	Director
(John R. Brazil)

February 22, 2011	/s/ Daniel M. Dickinson	Director
(Daniel M. Dickinson)

February 22, 2011	/s/ Eugene V. Fife	Director
(Eugene V. Fife)

February 22, 2011	/s/ Juan Gallardo	Director
(Juan Gallardo)

February 22, 2011	/s/ David R. Goode	Director
(David R. Goode)

February 22, 2011	/s/ Jesse J. Greene, Jr.	Director
(Jesse J. Greene, Jr.)

February 22, 2011	/s/ Peter A. Magowan	Director
(Peter A. Magowan)

February 22, 2011	/s/ William A. Osborn	Director
(William A. Osborn)

February 22, 2011	/s/ Charles D. Powell	Director
(Charles D. Powell)

February 22, 2011	/s/ Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)

February 22, 2011	/s/ Susan C. Schwab	Director
(Susan C. Schwab)

February 22, 2011	/s/ Joshua I. Smith	Director
(Joshua I. Smith)

February 22, 2011	/s/ Miles D. White	Director
(Miles D. White)