Form 10-Q
period 2011-03-31
CATERPILLAR INC
filed 2011-05-09
CIK 18230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At March 31, 2011, 644,452,020 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.

Consolidated Statement of Results of Operations

(Unaudited)

(Dollars in millions except per share data)

	Three Months Ended March 31,
	2011	2010
Sales and revenues:
Sales of Machinery and Power Systems	$12,277	$7,551
Revenues of Financial Products	672	687
Total sales and revenues	12,949	8,238

Operating costs:
Cost of goods sold	9,057	5,894
Selling, general and administrative expenses	1,099	932
Research and development expenses	525	402
Interest expense of Financial Products	203	233
Other operating (income) expenses	232	269
Total operating costs	11,116	7,730

Operating profit (loss)	1,833	508

Interest expense excluding Financial Products	87	102
Other income (expense)	17	63

Consolidated profit (loss) before taxes	1,763	469

Provision (benefit) for income taxes	512	231
Profit (loss) of consolidated companies	1,251	238

Equity in profit (loss) of unconsolidated affiliated companies	(8)	(2)

Profit (loss) of consolidated and affiliated companies	1,243	236

Less: Profit (loss) attributable to noncontrolling interests	18	3

Profit (loss) [1]	$1,225	$233

Profit (loss) per common share	$1.91	$0.37

Profit (loss) per common share — diluted [2]	$1.84	$0.36

Weighted-average common shares outstanding (millions)
- Basic	641.4	626.4
- Diluted [2]	664.9	643.5

Cash dividends declared per common share	$—	$—

1    Profit (loss) attributable to common stockholders.

2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Financial Position

(Unaudited)

(Dollars in millions)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and short-term investments	$4,869	$3,592
Receivables – trade and other	8,830	8,494
Receivables – finance	8,458	8,298
Deferred and refundable income taxes	895	931
Prepaid expenses and other current assets	880	908
Inventories	10,676	9,587
Total current assets	34,608	31,810
Property, plant and equipment – net	12,219	12,539
Long-term receivables – trade and other	486	793
Long-term receivables – finance	11,574	11,264
Investments in unconsolidated affiliated companies	140	164
Noncurrent deferred and refundable income taxes	2,412	2,493
Intangible assets	794	805
Goodwill	2,608	2,614
Other assets	1,546	1,538
Total assets	$66,387	$64,020

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Power Systems	$119	$204
Financial Products	5,218	3,852
Accounts payable	5,990	5,856
Accrued expenses	2,863	2,880
Accrued wages, salaries and employee benefits	1,250	1,670
Customer advances	1,728	1,831
Dividends payable	—	281
Other current liabilities	1,625	1,521
Long-term debt due within one year:
Machinery and Power Systems	420	495
Financial Products	3,934	3,430
Total current liabilities	23,147	22,020
Long-term debt due after one year:
Machinery and Power Systems	4,467	4,505
Financial Products	15,428	15,932
Liability for postemployment benefits	7,514	7,584
Other liabilities	2,700	2,654
Total liabilities	53,256	52,695
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	459	461
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/11 and 12/31/10 – 814,894,624) at paid-in amount	4,044	3,888
Treasury stock (3/31/11 – 170,442,604 shares; 12/31/10 – 176,071,910 shares) at cost	(10,331)	(10,397)
Profit employed in the business	22,640	21,384
Accumulated other comprehensive income (loss)	(3,724)	(4,051)
Noncontrolling interests	43	40
Total stockholders’ equity	12,672	10,864
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$66,387	$64,020

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Three Months Ended March 31, 2010
Balance at December 31, 2009	$3,439	$(10,646)	$19,711	$(3,764)	$83	$8,823
Adjustment to adopt consolidation of variable interest entities[1]	—	—	(6)	3	—	(3)
Balance at January 1, 2010	$3,439	$(10,646)	$19,705	$(3,761)	$83	$8,820
Profit (loss) of consolidated and affiliated companies	—	—	233	—	3	236	$236
Foreign currency translation, net of tax of $64	—	—	—	(165)	(5)	(170)	(170)
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $46	—	—	—	77	4	81	81
Amortization of prior service (credit) cost, net of tax of $4	—	—	—	(2)	—	(2)	(2)
Derivative financial instruments
Gains (losses) deferred, net of tax of $40	—	—	—	(65)	—	(65)	(65)
(Gains) losses reclassified to earnings, net of tax of $9	—	—	—	16	—	16	16
Available-for-sale securities
Gains (losses) deferred, net of tax of $9	—	—	—	14	—	14	14
Change in ownership for noncontrolling interest	(17)	—	—	—	(11)	(28)	—
Common shares issued from treasury stock for stock-based compensation: 2,489,804	(14)	40	—	—	—	26	—
Common shares issued from treasury stock for benefit plans: 532,871	18	11	—	—	—	29	—
Stock-based compensation expense	42	—	—	—	—	42	—
Net excess tax benefits from stock-based compensation	14	—	—	—	—	14	—
Cat Japan share redemption[2]	—	—	3	—	6	9	—
Balance at March 31, 2010	$3,482	$(10,595)	$19,941	$(3,886)	$80	$9,022	$110

Three Months Ended March 31, 2011
Balance at December 31, 2010	$3,888	$(10,397)	$21,384	$(4,051)	$40	$10,864
Profit (loss) of consolidated and affiliated companies	—	—	1,225	—	18	1,243	$1,243
Foreign currency translation, net of tax of $63	—	—	—	217	8	225	225
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $53	—	—	—	99	—	99	99
Amortization of prior service (credit) cost, net of tax of $3	—	—	—	(5)	—	(5)	(5)
Amortization of transition (asset) obligation, net of tax of $0	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $10	—	—	—	17	—	17	17
(Gains) losses reclassified to earnings, net of tax of $5	—	—	—	(7)	—	(7)	(7)
Available-for-sale securities
Gains (losses) deferred, net of tax of $3	—	—	—	5	—	5	5
Common shares issued from treasury stock for stock-based compensation: 5,629,306	(8)	66	—	—	—	58	—
Stock-based compensation expense	44	—	—	—	—	44	—
Net excess tax benefits from stock-based compensation	120	—	—	—	—	120	—
Cat Japan share redemption[2]	—	—	31	—	(23)	8	—
Balance at March 31, 2011	$4,044	$(10,331)	$22,640	$(3,724)	$43	$12,672	$1,578

1                    See Note 15 for additional information.

2                    See Note 16 regarding the Cat Japan share redemption.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Cash Flow

(Unaudited)

(Millions of dollars)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$1,243	$236
Adjustments for non-cash items:
Depreciation and amortization	575	554
Other	95	94
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(17)	(373)
Inventories	(1,185)	(644)
Accounts payable	364	698
Accrued expenses	(57)	(65)
Accrued wages, salaries and employee benefits	(429)	114
Customer advances	(120)	140
Other assets – net	63	109
Other liabilities – net	233	(147)
Net cash provided by (used for) operating activities	765	716

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(543)	(369)
Expenditures for equipment leased to others	(217)	(169)
Proceeds from disposals of leased assets and property, plant and equipment	302	353
Additions to finance receivables	(2,008)	(1,757)
Collections of finance receivables	1,962	1,956
Proceeds from sale of finance receivables	33	2
Investments and acquisitions (net of cash acquired)	(8)	(103)
Proceeds from sale of businesses and investments (net of cash sold)	21	—
Proceeds from sale of available-for-sale securities	66	45
Investments in available-for-sale securities	(72)	(46)
Other – net	30	33
Net cash provided by (used for) investing activities	(434)	(55)

Cash flow from financing activities:
Dividends paid	(281)	(262)
Common stock issued, including treasury shares reissued	58	26
Excess tax benefit from stock-based compensation	123	13
Acquisitions of noncontrolling interests	—	(26)
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Power Systems	44	54
– Financial Products	1,261	1,264
Payments on debt (original maturities greater than three months):
– Machinery and Power Systems	(151)	(607)
– Financial Products	(1,624)	(2,729)
Short-term borrowings – net (original maturities three months or less)	1,460	331
Net cash provided by (used for) financing activities	890	(1,936)
Effect of exchange rate changes on cash	56	(54)
Increase (decrease) in cash and short-term investments	1,277	(1,329)

Cash and short-term investments at beginning of period	3,592	4,867
Cash and short-term investments at end of period	$4,869	$3,538

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2011 and 2010, (b) the consolidated financial position at March 31, 2011 and December 31, 2010, (c) the consolidated changes in stockholders’ equity for the three month periods ended March 31, 2011 and 2010, and (d) the consolidated statement of cash flow for the three month periods ended March 31, 2011 and 2010.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company’s annual report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

The company revised previously reported cash flows from operating and investing activities for the three month period ended March 31, 2010 to adjust for the impact of accrued but unpaid capital expenditures.  Cash provided by operating activities increased from the amount previously reported by $165 million for the three month period ended March 31, 2010, and cash flow from investing activities decreased by the same amount.  Management has concluded that the impact was not material to the quarterly period.

The December 31, 2010 financial position data included herein is derived from the audited consolidated financial statements included in the 2010 Form 10-K but does not include all disclosures required by U.S. GAAP.

B.  Nature of Operations

Information in our financial statements and related commentary are presented in the following categories:

Machinery and Power Systems – Represents the aggregate total of Construction Industries, Resource Industries, Power Systems, and All Other segments and related corporate items and eliminations.

Financial Products – Primarily includes the company’s Financial Products Segment.  This category includes Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Insurance Holdings Inc. (Cat Insurance) and their respective subsidiaries.

As discussed in Note 14 – Segment Information, during the first quarter of 2011, we revised our reportable segments in line with the changes to our organizational structure that were announced during 2010.  The first quarter 2010 financial information has been retrospectively adjusted to conform to the 2011 presentation.

C.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) and its components are presented in Consolidated Statement of Changes in Stockholders’ Equity.   Accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Millions of dollars)	March 31, 2011	March 31, 2010
Foreign currency translation	$768	$438
Pension and other postretirement benefits	(4,600)	(4,364)
Derivative financial instruments	55	11
Available-for-sale securities	53	29
Total accumulated other comprehensive income (loss)	$(3,724)	$(3,886)

2.                                      New Accounting Guidance

Fair value measurements - In January 2010, the FASB issued accounting guidance that requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements.  It also clarifies existing disclosure requirements regarding the level of disaggregation of fair value measurements and disclosures on inputs.  We adopted this new accounting guidance for the quarterly period ended March 31, 2010.  The adoption of this guidance did not have a material impact on our financial statements.  See Note 17 for additional information.

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

Consolidation of variable interest entities - In June 2009, the FASB issued accounting guidance on the consolidation of VIEs.  This new guidance revises previous guidance by eliminating the exemption for qualifying special purpose entities, by establishing a new approach for determining who should consolidate a VIE and by changing when it is necessary to reassess who should consolidate a VIE.  We adopted this new guidance on January 1, 2010.  The adoption of this guidance resulted in the consolidation of QSPEs related to Cat Financial’s asset-backed securitization program that were previously not recorded on our consolidated financial statements.  The restricted assets (Receivables-finance, Long-term receivables-finance, Prepaid expenses and other current assets, and Other assets) of the consolidated QSPEs totaled $324 million at January 1, 2010.  The liabilities (Accrued expenses, Long-term debt due within one year-Financial Products and Long-term debt due after one year-Financial Products) of the consolidated QSPEs totaled $327 million at January 1, 2010.  See Note 15 for additional information.

Disclosures about the credit quality of financing receivables and the allowance for credit losses - In July 2010, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  Also, in April 2011, the FASB issued guidance clarifying when a restructuring of a receivable should be considered a troubled debt restructuring by providing additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  For end of period balances, the new disclosures were effective December 31, 2010 and did not have a material impact on our financial statements.  For activity during a reporting period, the disclosures were effective January 1, 2011 and did not have a material impact on our financial statements.  The disclosures related to modifications of financing receivables, as well as the guidance clarifying when a restructured receivable should be considered a troubled debt restructuring will be effective July 1, 2011 and we do not expect the adoption to have a material impact on our financial statements.  See Note 15 for additional information.

3.                                      Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock options.  We recognized pretax stock-based compensation cost in the amount of $44 million and $42 million in the first quarter of 2011 and 2010, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three month periods ended March 31, 2011 and 2010, respectively:

	2011		2010
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	2,722,689	$36.73	7,125,210	$22.31
RSUs	1,082,032	97.51	1,711,771	53.35
Stock options	237,906	36.73	431,271	22.31

The stock price on the date of grant was $102.13 and $57.85 for 2011 and 2010, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three month periods ended March 31, 2011 and 2010, respectively:

	Grant Year
	2011	2010
Weighted-average dividend yield	2.22%	2.32%
Weighted-average volatility	32.7%	36.4%
Range of volatilities	20.9-45.4%	35.2-51.8%
Range of risk-free interest rates	0.25-3.51%	0.32-3.61%
Weighted-average expected lives	8 years	7 years

As of March 31, 2011, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $307 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.5 years.

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

All derivatives are recognized on the Consolidated Statement of Financial Position at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI) on the Consolidated Statement of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flow from designated derivative financial instruments is classified within the same category as the item being hedged on the Consolidated Statement of Cash Flow.  Cash flow from undesignated derivative financial instruments is included in the investing category on the Consolidated Statement of Cash Flow.

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

Our Machinery and Power Systems operations purchase, manufacture and sell products in many locations around the world. As we have a diversified revenue and cost base, we manage our future foreign currency cash flow exposure on a net basis.

We use foreign currency forward and option contracts to manage unmatched foreign currency cash inflow and outflow. Our objective is to minimize the risk of exchange rate movements that would reduce the U.S. dollar value of our foreign currency cash flow. Our policy allows for managing anticipated foreign currency cash flow for up to five years.

We generally designate as cash flow hedges at inception of the contract any Australian dollar, Brazilian real, British pound, Canadian dollar, Chinese yuan, euro, Indian rupee, Japanese yen, Mexican peso, Singapore dollar or Swiss franc forward or option contracts that meet the requirements for hedge accounting and the maturity extends beyond the current quarter-end. Designation is performed on a specific exposure basis to support hedge accounting. The remainder of Machinery and Power Systems foreign currency contracts are undesignated, including any hedges designed to protect our competitive exposure.  Periodically we also designate as fair value hedges specific euro forward contracts used to hedge firm commitments.

As of March 31, 2011, $57 million of deferred net gains, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Machinery and Power Systems operations generally use fixed-rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps.  Designation as a hedge of the fair value of our fixed-rate debt is performed to support hedge accounting.

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

As of March 31, 2011, $8 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps at both Machinery and Power Systems and Financial Products.  The gains or losses associated with these swaps at the time of liquidation are amortized into earnings over the original term of the underlying hedged item.

In anticipation of issuing debt for the planned acquisition of Bucyrus International, Inc., we entered into interest rate swaps to manage our exposure to interest rate changes.  For the three months ended March 31, 2011, we recognized a net loss of $25 million included in Other income (expense) in the Consolidated Statement of Results of Operations.  These contracts were not designated as hedging instruments, and therefore, did not receive hedge accounting treatment.

Commodity Price Risk

Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to manage the commodity risk and reduce the cost of purchased materials.

Our Machinery and Power Systems operations purchase aluminum, copper, lead, nickel and rolled coil steel embedded in the components we purchase from suppliers.  Our suppliers pass on to us price changes in the commodity portion of the component cost. In addition, we are subject to price changes on natural gas and diesel fuel purchased for operational use.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Statement of Financial Position Location	March 31, 2011	December 31, 2010
Designated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$74	$65
Machinery and Power Systems	Long-term receivables – trade and other	40	52
Machinery and Power Systems	Accrued expenses	(49)	(66)
Machinery and Power Systems	Other liabilities	(8)	(1)
Interest rate contracts
Machinery and Power Systems	Receivables – trade and other	—	1
Financial Products	Receivables – trade and other	14	14
Financial Products	Long-term receivables – trade and other	156	197
Financial Products	Accrued expenses	(21)	(18)
		$206	$244
Undesignated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$131	$120
Machinery and Power Systems	Accrued expenses	(55)	(46)
Machinery and Power Systems	Other liabilities	(38)	(58)
Financial Products	Receivables – trade and other	8	6
Financial Products	Accrued expenses	(5)	(9)
Interest rate contracts
Machinery and Power Systems	Accrued expenses	(40)	(6)
Financial Products	Accrued expenses	—	(1)
Commodity contracts
Machinery and Power Systems	Receivables – trade and other	17	17
		$18	$23

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges
(Millions of dollars)
		Three Months Ended March 31, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Power Systems	Other income (expense)	$(1)	$1
Financial Products	Other income (expense)	(53)	52
		$(54)	$53

		Three Months Ended March 31, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Power Systems	Other income (expense)	$1	$(1)
Financial Products	Other income (expense)	53	(51)
		$54	$(52)

Cash Flow Hedges
(Millions of dollars)
	Three Months Ended March 31, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$27	Other income (expense)	$18	$—
Interest rate contracts
Financial Products	—	Interest expense of Financial Products	(6)	1[1]
	$27		$12	$1

	Three Months Ended March 31, 2010
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(99)	Other income (expense)	$(8)	$1
Interest rate contracts
Financial Products	(6)	Interest expense of Financial Products	(17)	1[1]
	$(105)		$(25)	$2

[1] The classification of the ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended March 31, 2011
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$32
Interest rate contracts
Machinery and Power Systems	Other income (expense)	(25)
Commodity contracts
Machinery and Power Systems	Other income (expense)	4
		$11

	Classification of Gains (Losses)	Three Months Ended March 31, 2010
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$11
Financial Products	Other income (expense)	23
Interest rate contracts
Machinery and Power Systems	Other income (expense)	(2)
Financial Products	Other income (expense)	1
Commodity contracts
Machinery and Power Systems	Other income (expense)	4
		$37

Stock Repurchase Risk

Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  There were no stock repurchase derivatives outstanding for the three months ended March 31, 2011 or 2010.

5.                                      Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	March 31, 2011	December 31, 2010
Raw materials	$3,066	$2,766
Work-in-process	1,740	1,483
Finished goods	5,628	5,098
Supplies	242	240
Total inventories	$10,676	$9,587

6.                                      Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended March 31,
	2011	2010
Sales	$198	$162
Cost of sales	161	120
Gross profit	$37	$42

Profit (loss)	$(17)	$(2)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	March 31, 2011	December 31, 2010
Assets:
Current assets	$378	$414
Property, plant and equipment — net	178	196
Other assets	36	39
	592	649
Liabilities:
Current liabilities	255	274
Long-term debt due after one year	68	72
Other liabilities	33	40
	356	386
Equity	$236	$263

Caterpillar’s investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$120	$135
Plus: Investments in cost method companies	20	29
Total investments in unconsolidated affiliated companies	$140	$164

7.                                      Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		March 31, 2011
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17	$632	$(119)	$513
Intellectual property	9	312	(170)	142
Other	13	198	(77)	121
Total finite-lived intangible assets	14	1,142	(366)	776
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$1,160	$(366)	$794

		December 31, 2010
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17	$630	$(108)	$522
Intellectual property	9	306	(166)	140
Other	13	197	(72)	125
Total finite-lived intangible assets	14	1,133	(346)	787
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$1,151	$(346)	$805

Amortization expense for the three months ended March 31, 2011 and March 31, 2010 was $22 million and $15 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2011	2012	2013	2014	2015	Thereafter
$86	$82	$75	$72	$66	$435

B.  Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.  Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is greater than the fair value, there is an indication that an impairment may exist and the second step is required.  Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the goodwill impairment test is also required if an analysis of qualitative factors indicates it more likely than not that a goodwill impairment exists.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.  No goodwill was impaired during the first quarter of 2011 or 2010.

As discussed in Note 14 – Segment Information, during the first quarter of 2011, we revised our reportable segments in line with the changes to our organizational structure that were announced during 2010.  Our reporting units did not change as a result of the changes to our reportable segments.

The changes in the carrying amount of the goodwill by reportable segment for the first quarter of 2011 were as follows:

(Millions of dollars)
	Construction Industries	Resource Industries	Power Systems	Other	Consolidated Total
Balance at December 31, 2010	$357	$51	$2,077	$129	$2,614
Business divestitures[1]	—	—	—	(12)	(12)
Other adjustments[2]	5	1	—	—	6
Balance at March 31, 2011	$362	$52	$2,077	$117	$2,608

[1] Sale of Carter Machinery. See Note 18 for additional details.
[2] Other adjustments are comprised primarily of foreign currency translation.

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

	March 31, 2011			December 31, 2010
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$13	$—	$13	$12	$—	$12
Other U.S. and non-U.S. government bonds	80	1	81	76	1	77

Corporate bonds
Corporate bonds	491	29	520	481	30	511
Asset-backed securities	129	(1)	128	136	—	136

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	259	14	273	258	15	273
Residential mortgage-backed securities	40	(3)	37	43	(3)	40
Commercial mortgage-backed securities	161	5	166	164	4	168

Equity securities
Large capitalization value	107	28	135	100	22	122
Smaller company growth	23	12	35	23	8	31
Total	$1,303	$85	$1,388	$1,293	$77	$1,370

During the three months ended March 31, 2011 and 2010, there were no charges for other-than-temporary declines in the market value of securities.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	March 31, 2011
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$19	$—	$19	$4	$38	$4

Mortgage-backed debt securities
Residential mortgage-backed securities	2	—	23	4	25	4
Commercial mortgage-backed securities	3	—	9	1	12	1

Equity securities
Large capitalization value	15	1	11	1	26	2
Total	$39	$1	$62	$10	$101	$11

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	December 31, 2010
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$19	$—	$19	$4	$38	$4

Mortgage-backed debt securities
Residential mortgage-backed securities	2	—	25	4	27	4
Commercial mortgage-backed securities	3	—	14	1	17	1

Equity securities
Large capitalization value	14	1	12	2	26	3
Total	$38	$1	$70	$11	$108	$12

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2011.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities and mortgage-related asset-backed securities relate primarily to the continuation of elevated housing delinquencies and default rates, risk aversion and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2011.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  U.S. equity valuations were generally higher during the three months ended March 31, 2011 as the U.S. economy emerges from recession.  In each case where unrealized losses exist, the respective company’s management is taking corrective action in order to increase shareholder value.   We do not consider these investments to be other-than-temporarily impaired as of March 31, 2011.

The fair value of the available-for-sale debt securities at March 31, 2011, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$72
Due after one year through five years	$444
Due after five years through ten years	$223
Due after ten years	$479

Proceeds from sale of available-for-sale securities during the three months ended March 31, 2011 and March 31, 2010 were $66 million and $45 million, respectively.  Gross gains of $1 million and gross losses of $1 million were included in current earnings for the three months ended March 31, 2011.  There were no gross gains or gross losses for the three months ended March 31, 2010.

9.                                      Postretirement Benefits

A.            Pension and postretirement benefit costs

As announced in August 2010, on January 1, 2011, our retirement benefits for U.S. support and management employees began transitioning from defined benefit pension plans to defined contribution plans.  The transition date was determined for each employee based upon age and years of service or proximity to retirement.  Pension benefit accruals were frozen for certain employees on December 31, 2010, and will freeze for remaining employees on December 31, 2019.  As of these dates employees will move to the new retirement benefit that will provide a frozen pension benefit and a 401(k) plan that will include a matching contribution and a new annual employer contribution.  The plan change required a re-measurement as of August 31, 2010, which resulted in an increase in our Liability for postretirement benefits of $1.32 billion and a decrease in Accumulated other comprehensive income (loss) of $831 million net of tax.  The increase in the liability was due to a decline in the discount rate and lower than expected asset returns at the re-measurement date.  Curtailment expense of $28 million was also recognized for the three and nine months ended September 30, 2010 as a result of the plan change.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010 (H.R. 4872) which amends certain provisions of the PPACA were signed into law.  As discussed in Note 13, the Medicare Part D retiree drug subsidies effectively become taxable beginning in 2013.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011	2010
For the three months ended:
Components of net periodic benefit cost:
Service cost	$39	$49	$27	$23	$21	$16
Interest cost	162	166	43	42	63	61
Expected return on plan assets	(199)	(191)	(50)	(49)	(18)	(23)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	5	7	1	—	(14)	(14)
Net actuarial loss (gain)	113	88	18	17	27	8
Net periodic benefit cost	120	119	39	33	80	49
Curtailments, settlements and special termination benefits [2]	—	—	—	4	—	—
Total cost included in operating profit	$120	$119	$39	$37	$80	$49

Weighted-average assumptions used to determine net cost:
Discount rate	5.1%	5.7%	4.6%	4.8%	5.0%	5.6%
Expected return on plan assets	8.5%	8.5%	7.1%	7.0%	8.5%	8.5%
Rate of compensation increase	4.5%	4.5%	4.2%	4.2%	4.4%	4.4%

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

[2] Curtailments, settlements and special termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

We made $131 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2011. We currently anticipate full-year 2011 contributions of approximately $1 billion, most of which are voluntary contributions. We made $248 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2010.

B.            Defined contribution benefit costs

From June 2009 to October 2010, we funded our employer matching contribution for certain U.S. defined contribution plans in Caterpillar stock, held as treasury stock.  For the three months ended March 31, 2010, we made $29 million (0.5 million shares) of matching contributions in Caterpillar stock.

On January 1, 2011, matching contributions to our U.S. 401(k) plan changed for certain employees that are still accruing benefits under a defined benefit pension plan.  Matching contributions changed from 100% of employee contributions to the plan up to six percent of their compensation to 50% of employee contributions up to six percent of compensation.  For employees whose defined benefit pension accruals were frozen as of December 31, 2010, we began providing a new annual employer contribution in 2011, which ranges from three to five percent of compensation, depending on years of service and age.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2011	2010
U.S. Plans	$82	$48
Non-U.S. Plans	12	7
	$94	$55

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

No loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2011 and December 31, 2010, the related liability was $10 million.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31,	December 31,
	2011	2010
Guarantees with Caterpillar dealers	$160	$185
Guarantees with customers	167	170
Limited indemnity	15	17
Guarantees – other	48	48
Total guarantees	$390	$420

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as our guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2011 and December 31, 2010, the SPC’s assets of $453 million and $365 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $453 million and $365 million, respectively are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Cat Financial’s assets are not available to pay creditors of the SPC, except to the extent Cat Financial may be obligated to perform under the guarantee, and assets of the SPC are not available to pay Cat Financial’s creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2011
Warranty liability, January 1	$1,035
Reduction in liability (payments)	(218)
Increase in liability (new warranties)	245
Warranty liability, March 31	$1,062

(Millions of dollars)	2010
Warranty liability, January 1	$1,049
Reduction in liability (payments)	(855)
Increase in liability (new warranties)	841
Warranty liability, December 31	$1,035

11.                               Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended March 31,
		2011	2010
I.	Profit (loss) for the period (A)[1]:	$1,225	$233

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	641.4	626.4
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	23.5	17.1
	Average common shares outstanding for fully diluted computation (C) [2]	664.9	643.5

III.	Profit (loss) per share of common stock:
	Assuming no dilution (A/B)	$1.91	$0.37
	Assuming full dilution (A/C) [2]	$1.84	$0.36

[1] Profit (loss) attributable to common stockholders. [2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 2,960,595 and 25,891,566 common shares were outstanding for the three months ended March 31, 2011 and March 31, 2010, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

We have disclosed certain individual legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights.  The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material. In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  However, there is no more than a remote chance that any liability arising from these matters would be material.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

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

13.          Income Taxes

The provision for income taxes in the first quarter reflects an estimated effective annual tax rate of 29 percent compared to 30 percent for the first quarter 2010 and 25 percent for the full-year 2010, excluding the items discussed below.  The increase from full-year 2010 is primarily due to expected changes in our geographic mix of profits from a tax perspective.

The provision for income taxes in the first quarter of 2010 included a charge of $90 million due to the enactment of U.S. health care legislation, effectively making government subsidies received for Medicare equivalent prescription drug coverage taxable. In the second quarter of 2010, a $60 million benefit was recorded related to refund claims for prior tax years and a release of a valuation allowance.

14.          Segment Information

A.            Basis for segment information

In the first quarter of 2011, we implemented revised internal financial measurements in line with changes to our organizational structure that were announced during 2010.  Our previous structure used a matrix organization comprised of multiple profit and cost center divisions.  There were twenty-five operating segments, twelve of which were reportable segments.  These segments were led by vice-presidents that were managed by Caterpillar’s Executive Office (comprised of our CEO and Group Presidents), which served as our Chief Operating Decision Maker.  As part of the strategy revision, Group Presidents were given accountability for a related set of end-to-end businesses that they manage, a significant change for the company.  The CEO allocates resources and manages performance at the Group President level.  As such, the CEO now serves as our Chief Operating Decision Maker and operating segments are primarily based on the Group President reporting structure.

Three of our operating segments, Construction Industries, Resource Industries and Power Systems, are led by Group Presidents.  One operating segment, Financial Products, is led by a Group President who has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment.  One Group President leads three smaller operating segments that are included in All Other operating segments.

The segment information for 2010 has been retrospectively adjusted to conform to the 2011 presentation.

B.            Description of segments

We have seven operating segments, of which four are reportable segments.  Following is a brief description of our reportable segments and the business activities included in all other operating segments:

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications.  Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, sales and product support.  The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers and related parts.  In addition, Construction Industries has responsibility for Power Systems and components in Japan and an integrated manufacturing cost center that supports Machinery and Power Systems businesses.  Inter-segment sales are a source of revenue for this segment.

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining and quarrying applications.  Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, sales and product support.  The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, quarry and construction trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components, electronics and control systems and related parts.  In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System.  Inter-segment sales are a source of revenue for this segment.

Power Systems:  A segment primarily responsible for supporting customers using reciprocating engines, turbines and related parts across industries serving electric power, industrial, petroleum and marine applications as well as rail-related businesses.  Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, sales and product support of reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and petroleum industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the business strategy, product design, product management and development, manufacturing, marketing, sales and product support of turbines and turbine related services; the business strategy, product design, product management and development, manufacturing, remanufacturing, maintenance, marketing, sales, leasing and service of diesel-electric locomotives and components and other rail-related products and services.  Inter-segment sales are a source of revenue for this segment.

Financial Products Segment:  Provides financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers.  Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

All Other:  Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the business strategy, product design, product management and development, manufacturing, marketing, sales and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services for Caterpillar and other companies; the business strategy, product management, product development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. & Canada only); the 50/50 joint venture with Navistar (NC2) which develops, manufactures and distributes on-highway trucks outside North America and India; and distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts.  Inter-segment sales are a source of revenue for this segment.  Results for All Other operating segments are included as reconciling items between reportable segments and consolidated external reporting.

C.            Segment measurement and reconciliations

There are several methodology differences between our segment reporting and our external reporting.  The following is a list of the more significant methodology differences:

•                                          Machinery and Power Systems segment net assets generally include inventories, receivables, property, plant and equipment, goodwill, intangibles and accounts payable.  Liabilities other than accounts payable are generally managed at the corporate level and are not included in segment operations.  Financial Products Segment assets generally include all categories of assets.

•                                          Segment inventories and cost of sales are valued using a current cost methodology.

•                                          Goodwill is amortized using a fixed amount based on a twenty year useful life.  This methodology difference only impacts segment assets; no goodwill amortization expense is included in segment results.

•                                          The present value of future lease payments for certain Machinery and Power Systems operating leases is included in segment assets.  The estimated financing component of the lease payments is excluded.

•                                          Currency exposures for Machinery and Power Systems are generally managed at the corporate level and the effects of changes in exchange rates on results of operations within the year are not included in segment results.  The net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting are recorded as a methodology difference.

•                                          Postretirement benefit expenses are split; segments are generally responsible for service and prior service costs, with the remaining elements of net periodic benefit cost included as a methodology difference.

•                                          Machinery and Power Systems segment profit is determined on a pretax basis and excludes interest expense and other income/expense items.  Financial Products Segment profit is determined on a pretax basis and includes other income/expense items.

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

Reportable Segments

Three Months Ended March 31,

(Millions of dollars)

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit (loss)	Segment assets at March 31	Capital expenditures
Construction Industries	$4,471	$147	$4,618	$120	$544	$7,085	$79
Resource Industries	2,768	274	3,042	71	796	3,760	56
Power Systems	4,449	554	5,003	136	700	7,931	85
Machinery and Power Systems	$11,688	$975	$12,663	$327	$2,040	$18,776	$220
Financial Products Segment	730	—	730	176	136	30,967	180
Total	$12,418	$975	$13,393	$503	$2,176	$49,743	$400

	2010
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit (loss)	Segment assets at December 31	Capital expenditures
Construction Industries	$2,612	$160	$2,772	$128	$32	$6,927	$76
Resource Industries	1,503	154	1,657	70	227	3,892	27
Power Systems	2,941	256	3,197	108	292	8,321	74
Machinery and Power Systems	$7,056	$570	$7,626	$306	$551	$19,140	$177
Financial Products Segment	739	—	739	183	106	30,346	174
Total	$7,795	$570	$8,365	$489	$657	$49,486	$351

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2011:
Total external sales and revenues from reportable segments	$11,688	$730	$—	$12,418
All other operating segments	589	—	—	589
Other	—	10	(68)[1]	(58)
Total sales and revenues	$12,277	$740	$(68)	$12,949

Three Months Ended March 31, 2010:
Total external sales and revenues from reportable segments	$7,056	$739	$—	$7,795
All other operating segments	494	—	—	494
Other	1	7	(59)[1]	(51)
Total sales and revenues	$7,551	$746	$(59)	$8,238

[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Consolidated profit (loss) before taxes:
	Machinery
(Millions of dollars)	and Power	Financial	Consolidated
	Systems	Products	Total
Three Months Ended March 31, 2011:
Total profit from reportable segments	$2,040	$136	$2,176
All other operating segments	245	—	245
Cost centers	20	—	20
Corporate costs	(270)	—	(270)
Timing	(46)	—	(46)
Methodology differences:
Inventory/cost of sales	(24)	—	(24)
Postretirement benefit expense	(192)	—	(192)
Financing costs	(89)	—	(89)
Equity in profit of unconsolidated affiliated companies	8	—	8
Currency	(7)	—	(7)
Other income/expense methodology differences	(59)	—	(59)
Other methodology differences	(1)	2	1
Total profit (loss) before taxes	$1,625	$138	$1,763

Three Months Ended March 31, 2010:
Total profit from reportable segments	$551	$106	$657
All other operating segments	185	—	185
Cost centers	(2)	—	(2)
Corporate costs	(206)	—	(206)
Timing	57	—	57
Methodology differences:
Inventory/cost of sales	(9)	—	(9)
Postretirement benefit expense	(128)	—	(128)
Financing costs	(95)	—	(95)
Equity in profit of unconsolidated affiliated companies	2	—	2
Currency	33	—	33
Other income/expense methodology differences	(27)	—	(27)
Other methodology differences	(2)	4	2
Total profit (loss) before taxes	$359	$110	$469

Reconciliation of Assets:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
March 31, 2011:
Total assets from reportable segments	$18,776	$30,967	$—	$49,743
All other operating segments	1,950	—	—	1,950
Items not included in segment assets:
Cash and short-term investments	3,649	—	—	3,649
Intercompany receivables	87	—	(87)	—
Investment in Financial Products	4,258	—	(4,258)	—
Deferred income taxes	3,616	—	(434)	3,182
Goodwill, intangible assets and other assets	1,622	—	—	1,622
Operating lease methodology difference	(497)	—	—	(497)
Liabilities included in segment assets	9,059	—	—	9,059
Inventory methodology differences	(2,640)	—	—	(2,640)
Other	654	(217)	(118)	319
Total assets	$40,534	$30,750	$(4,897)	$66,387

December 31, 2010:
Total assets from reportable segments	$19,140	$30,346	$—	$49,486
All other operating segments	2,472	—	—	2,472
Items not included in segment assets:
Cash and short-term investments	1,825	—	—	1,825
Intercompany receivables	618	—	(618)	—
Investment in Financial Products	4,275	—	(4,275)	—
Deferred income taxes	3,745	—	(519)	3,226
Goodwill, intangible assets and other assets	1,511	—	—	1,511
Operating lease methodology difference	(567)	—	—	(567)
Liabilities included in segment assets	8,758	—	—	8,758
Inventory methodology differences	(2,913)	—	—	(2,913)
Other	627	(233)	(172)	222
Total assets	$39,491	$30,113	$(5,584)	$64,020

Reconciliations of Depreciation and amortization:
	Machinery
(Millions of dollars)	and Power	Financial	Consolidating	Consolidated
	Systems	Products	Adjustments	Total
Three Months Ended March 31, 2011:
Total depreciation and amortization from reportable segments	$327	$176	$—	$503
Items not included in segment depreciation and amortization:
All other operating segments	45	—	—	45
Cost centers	24	—	—	24
Other	(1)	4	—	3
Total depreciation and amortization	$395	$180	$—	$575

Three Months Ended March 31, 2010:
Total depreciation and amortization from reportable segments	$306	$183	$—	$489
Items not included in segment depreciation and amortization:
All other operating segments	47	—	—	47
Cost centers	24	—	—	24
Other	(6)	—	—	(6)
Total depreciation and amortization	$371	$183	$—	$554

Reconciliations of Capital expenditures:
	Machinery
(Millions of dollars)	and Power	Financial	Consolidating	Consolidated
	Systems	Products	Adjustments	Total
Three Months Ended March 31, 2011:
Total capital expenditures from reportable segments	$220	$180	$—	$400
Items not included in segment capital expenditures:
All other operating segments	38	—	—	38
Cost centers	16	—	—	16
Timing	314	—	—	314
Other	(20)	33	(21)	(8)
Total capital expenditures	$568	$213	$(21)	$760

Three Months Ended March 31, 2010:
Total capital expenditures from reportable segments	$177	$174	$—	$351
Items not included in segment capital expenditures:
All other operating segments	16	—	—	16
Cost centers	10	—	—	10
Timing	165	—	—	165
Other	—	—	(4)	(4)
Total capital expenditures	$368	$174	$(4)	$538

15.          Cat Financial Financing Activities

A.                                    Credit quality of financing receivables and allowance for credit losses

Cat Financial adopted the accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses as of December 31, 2010.  See Note 2 for additional information.  This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes.

Cat Financial applies a systematic methodology to determine the allowance for credit losses for finance receivables.  Based upon Cat Financial’s analysis of credit losses and risk factors, portfolio segments are as follows:

•                                          Customer - Finance receivables with the customer.

•                                          Dealer - Finance receivables with Caterpillar dealers.

Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, Cat Financial’s finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Cat Financial’s classes, which align with management reporting, are as follows:

•                                          North America - Finance receivables originated in the United States or Canada.

•                                          Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•                                          Asia Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia, as well as large mining customers worldwide.

•                                          Latin America - Finance receivables originated in Central and South American countries and Mexico.

•                                          Global Power Finance - Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

Impaired loans and finance leases

For all classes, a loan or finance lease is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms of the loan or finance lease.  Loans and finance leases reviewed for impairment include loans and finance leases that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due).  Accrual is resumed, and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed.  Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income.

There were no impaired loans or finance leases as of March 31, 2011 and December 31, 2010, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was $32 million for the three months ended March 31, 2010, all of which was in the Europe finance receivable class.

Individually impaired loans and finance leases for customers were as follows:

(Millions of dollars)	As of March 31, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$81	$80	$—	$87	$87	$—
Europe	6	4	—	6	4	—
Asia Pacific	14	14	—	13	13	—
Latin America	4	4	—	3	3	—
Global Power Finance	238	238	—	174	174	—
Total	$343	$340	$—	$283	$281	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$178	$173	$38	$191	$185	$44
Europe	60	56	16	62	57	15
Asia Pacific	27	26	10	27	27	7
Latin America	46	46	9	44	43	9
Global Power Finance	51	50	9	34	33	4
Total	$362	$351	$82	$358	$345	$79

Total Impaired Loans and Finance Leases
Customer
North America	$259	$253	$38	$278	$272	$44
Europe	66	60	16	68	61	15
Asia Pacific	41	40	10	40	40	7
Latin America	50	50	9	47	46	9
Global Power Finance	289	288	9	208	207	4
Total	$705	$691	$82	$641	$626	$79

1 No related allowance for credit losses due to sufficient collateral value.

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$84	$1	$21	$—
Europe	7	—	9	—
Asia Pacific	13	—	9	—
Latin America	4	—	4	—
Global Power Finance	211	1	35	—
Total	$319	$2	$78	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$191	$2	$291	$3
Europe	64	1	94	1
Asia Pacific	27	—	43	1
Latin America	47	1	31	1
Global Power Finance	48	—	16	—
Total	$377	$4	$475	$6

Total Impaired Loans and Finance Leases
Customer
North America	$275	$3	$312	$3
Europe	71	1	103	1
Asia Pacific	40	—	52	1
Latin America	51	1	35	1
Global Power Finance	259	1	51	—
Total	$696	$6	$553	$6

1 No related allowance for credit losses due to sufficient collateral value.

Non-accrual and past due loans and finance leases

For all classes, Cat Financial considers a loan or finance lease past due if any portion of a contractual payment is due and unpaid for more than 30 days.  Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due).  Accrual is resumed, and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed.

As of March 31, 2011 and December 31, 2010, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2011	December 31, 2010
Customer
North America	$193	$217
Europe	84	89
Asia Pacific	32	31
Latin America	147	139
Global Power Finance	183	163
Total	$639	$639

Past due loans and finance leases were as follows:

(Millions of dollars)
	March 31, 2011
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$103	$60	$196	$359	$5,380	$5,739	$26
Europe	56	25	103	184	2,335	2,519	26
Asia Pacific	61	42	53	156	4,001	4,157	22
Latin America	38	20	134	192	2,249	2,441	1
Global Power Finance	21	42	60	123	2,895	3,018	12
Dealer
North America	—	—	—	—	1,893	1,893	—
Europe	—	—	—	—	20	20	—
Asia Pacific	—	—	—	—	159	159	—
Latin America	—	—	—	—	462	462	—
Global Power Finance	—	—	—	—	1	1	—
Total	$279	$189	$546	$1,014	$19,395	$20,409	$87

(Millions of dollars)
	December 31, 2010
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$139	$44	$228	$411	$6,037	$6,448	$27
Europe	27	12	106	145	2,365	2,510	26
Asia Pacific	63	17	37	117	3,412	3,529	12
Latin America	44	16	144	204	2,222	2,426	1
Global Power Finance	18	17	54	89	2,978	3,067	25
Dealer
North America	—	—	—	—	1,291	1,291	—
Europe	—	—	—	—	41	41	—
Asia Pacific	—	—	—	—	151	151	—
Latin America	—	—	—	—	457	457	—
Global Power Finance	—	—	—	—	3	3	—
Total	$291	$106	$569	$966	$18,957	$19,923	$91

Allowance for credit loss activity

In estimating the allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy.

(Millions of dollars)

	March 31, 2011

Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$357	$5	$362
Provision for credit losses	52	1	53
Receivables written off	(54)	—	(54)
Recoveries on receivables previously written off	13	—	13
Foreign currency translation adjustment	3	—	3
Balance at end of period	$371	$6	$377

Allowance for Credit Losses:
Individually evaluated for impairment	$82	$—	$82
Collectively evaluated for impairment	289	6	295
Ending Balance	$371	$6	$377

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$705	$—	$705
Collectively evaluated for impairment	17,169	2,535	19,704
Ending Balance	$17,874	$2,535	$20,409

(Millions of dollars)

	December 31, 2010

Allowance for Credit Losses:			Total
Balance at beginning of year			$376
Provision for credit losses			205
Receivables written off			(288)
Recoveries on receivables previously written off			51
Adjustment to adopt consolidation of variable-interest entities			18
Other – net			—
Balance at end of year			$362

Allowance for Credit Losses:	Customer	Dealer	Total
Individually evaluated for impairment	$79	$—	$79
Collectively evaluated for impairment	278	5	283
Ending Balance	$357	$5	$362

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$641	$—	$641
Collectively evaluated for impairment	17,339	1,943	19,282
Ending Balance	$17,980	$1,943	$19,923

Credit quality of finance receivables

The credit quality of finance receivables is reviewed on a monthly basis.  Credit quality indicators include performing and non-performing.  Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy.  Finance receivables not meeting the criteria listed above are considered performing.  Non-performing receivables have the highest probability for credit loss.  The allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral and considers credit enhancements such as additional collateral and third-party guarantees.

The recorded investment of performing and non-performing finance receivables were as follows:

(Millions of dollars)

	March 31, 2011			December 31, 2010

	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$5,546	$1,893	$7,439	$6,231	$1,291	$7,522
Europe	2,435	20	2,455	2,421	41	2,462
Asia Pacific	4,125	159	4,284	3,498	151	3,649
Latin America	2,294	462	2,756	2,287	457	2,744
Global Power Finance	2,835	1	2,836	2,904	3	2,907
Total Performing	17,235	2,535	19,770	17,341	1,943	19,284

Non-Performing
North America	193	—	193	217	—	217
Europe	84	—	84	89	—	89
Asia Pacific	32	—	32	31	—	31
Latin America	147	—	147	139	—	139
Global Power Finance	183	—	183	163	—	163
Total Non-Performing	639	—	639	639	—	639

Performing & Non-Performing
North America	5,739	1,893	7,632	6,448	1,291	7,739
Europe	2,519	20	2,539	2,510	41	2,551
Asia Pacific	4,157	159	4,316	3,529	151	3,680
Latin America	2,441	462	2,903	2,426	457	2,883
Global Power Finance	3,018	1	3,019	3,067	3	3,070
Total	$17,874	$2,535	$20,409	$17,980	$1,943	$19,923

B.                                    Securitized Retail Installment Sale Contracts and Finance Leases

Cat Financial periodically transfers certain finance receivables relating to retail installment sale contracts and finance leases to SPEs as part of their asset-backed securitization program.  The SPEs have limited purposes and generally are only permitted to purchase the finance receivables, issue asset-backed securities and make payments on the securities.  The SPEs only issue a single series of securities and generally are dissolved when those securities have been paid in full.  The SPEs issue debt to pay for the finance receivables they acquire from Cat Financial.  The primary source for repayment of the debt is the cash flows generated from the finance receivables owned by the SPEs.  The assets of the SPEs are legally isolated and are not available to pay the creditors of Cat Financial.  Cat Financial retains interests in the securitization transactions, including subordinated certificates issued by the SPEs, rights to cash reserves and residual interests.  For bankruptcy analysis purposes, Cat Financial has sold the finance receivables to the SPEs in a true sale and the SPEs are separate legal entities.  The investors and the SPEs have no recourse to any of Cat Financial’s other assets for failure of debtors to pay when due.

In accordance with the new consolidation accounting guidance adopted January 1, 2010, these SPEs were concluded to be VIEs.  Cat Financial determined that it was the primary beneficiary based on its power to direct activities through its role as servicer and its obligation to absorb losses and right to receive benefits and therefore consolidated the entities using the carrying amounts of the SPEs’ assets and liabilities.

The restricted assets (Receivables-finance, Long-term receivables-finance, Prepaid expenses and other current assets, and Other assets) of the consolidated SPEs totaled $117 million and $136 million at March 31, 2011 and December 31, 2010, respectively.  The liabilities (Accrued expenses and Long-term debt due within one year-Financial Products) of the consolidated SPEs totaled $48 million and $73 million at March 31, 2011 and December 31, 2010, respectively.

16.                               Redeemable Noncontrolling Interest — Caterpillar Japan Ltd.

On August 1, 2008, Shin Caterpillar Mitsubishi Ltd. (SCM) completed the first phase of a share redemption plan whereby SCM redeemed half of Mitsubishi Heavy Industries (MHI’s) shares in SCM.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan) and we consolidated its financial statements.  Both Cat Japan and MHI have options, exercisable beginning August 1, 2013, to require the redemption of the remaining shares owned by MHI, which if exercised, would make Caterpillar the sole owner of Cat Japan.

The remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit (loss).  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.  During the first quarter of 2011, the estimated redemption value decreased, resulting in an adjustment to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $8 million due to this adjustment. During the first quarter of 2010, the estimated redemption value decreased, resulting in an adjustment to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $9 million due to this adjustment. As of March 31, 2011, the fair value of the redeemable noncontrolling interest remained greater than the estimated redemption value.

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

With the consolidation of Cat Japan’s results of operations, 33 percent of Cat Japan’s comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit (loss).  For the three months ended March 31, 2011, the carrying value had increased by $23 million due to Cat Japan’s comprehensive income.  This resulted in an offsetting adjustment of $23 million to decrease the carrying value to the redemption value and a corresponding increase to Profit employed in the business. For the three months ended March 31, 2010, the carrying value had decreased by $6 million due to Cat Japan’s comprehensive loss. This resulted in an offsetting adjustment of $6 million to increase the carrying value to the redemption value and a corresponding reduction to Profit employed in the business. As Cat Japan’s functional currency is the Japanese yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  At March 31, 2011 and December 31, 2010, the redeemable noncontrolling interest was $459 million and $461 million, respectively.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2011 and December 31, 2010 are summarized below:

(Millions of dollars)	March 31, 2011
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$13	$—	$—	$13
Other U.S. and non-U.S. government bonds	—	81	—	81
Corporate bonds
Corporate bonds	—	520	—	520
Asset-backed securities	—	128	—	128
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	273	—	273
Residential mortgage-backed securities	—	37	—	37
Commercial mortgage-backed securities	—	166	—	166
Equity securities
Large capitalization value	135	—	—	135
Smaller company growth	35	—	—	35
Total available-for-sale securities	183	1,205	—	1,388
Derivative financial instruments, net	—	224	—	224
Total Assets	$183	$1,429	$—	$1,612
Liabilities
Guarantees	$—	$—	$10	$10
Total Liabilities	$—	$—	$10	$10

(Millions of dollars)	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$12	$—	$—	$12
Other U.S. and non-U.S. government bonds	—	77	—	77
Corporate bonds
Corporate bonds	—	511	—	511
Asset-backed securities	—	136	—	136
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	273	—	273
Residential mortgage-backed securities	—	40	—	40
Commercial mortgage-backed securities	—	168	—	168
Equity securities
Large capitalization value	122	—	—	122
Smaller company growth	31	—	—	31
Total available-for-sale securities	165	1,205	—	1,370
Derivative financial instruments, net	—	267	—	267
Total Assets	$165	$1,472	$—	$1,637
Liabilities
Guarantees	$—	$—	$10	$10
Total Liabilities	$—	$—	$10	$10

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2011 and 2010.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2010	$—	$10
Issuance of guarantees	—	1
Expiration of guarantees	—	(1)
Balance at March 31, 2011	$—	$10

Balance at December 31, 2009	$102	$17
Adjustment to adopt accounting for variable-interest entities	(102)	—
Issuance of guarantees	—	2
Balance at March 31, 2010	$—	$19

In addition to the amounts above, we had impaired loans of $176 million and $171 million as of March 31, 2011 and December 31, 2010, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Long-term debt

Fair value for Machinery and Power Systems fixed rate debt was estimated based on quoted market prices.  For Financial Products, fixed and floating rate debt was estimated based on quoted market prices.  Commercial paper carrying amounts approximated fair value.

Please refer to the table below for the fair values of our financial instruments.

Fair Values of Financial Instruments

	March 31,		December 31,
	2011		2010
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Reference
Assets
Cash and short-term investments	$4,869	$4,869	$3,592	$3,592
Restricted cash and short-term investments	81	81	91	91
Available-for-sale securities	1,388	1,388	1,370	1,370	Note 8
Finance receivables—net (excluding finance leases1)	13,085	13,092	12,568	12,480
Wholesale inventory receivables—net (excluding finance leases1)	933	898	1,062	1,017
Foreign currency contracts—net	98	98	63	63	Note 4
Interest rate swaps—net	109	109	187	187	Note 4
Commodity contracts—net	17	17	17	17	Note 4

Liabilities
Short-term borrowings	5,337	5,337	4,056	4,056
Long-term debt (including amounts due within one year)
Machinery and Power Systems	4,887	5,804	5,000	5,968
Financial Products	19,362	20,188	19,362	20,364
Guarantees	10	10	10	10	Note 10

[1] Total excluded items have a net carrying value at March 31, 2011 and December 31, 2010 of $7,225 million and $7,292 million, respectively.

18.                               Divestitures

Carter Machinery

In March 2011, we sold 100 percent of the equity in Carter Machinery Company Inc. (Carter Machinery) for $358 million, which is net of a preliminary working capital adjustment of $34 million.  We expect the working capital adjustment to be finalized in the second quarter of 2011.  Carter Machinery is a Caterpillar dealership headquartered in Salem, Virginia, and has operations and stores covering Virginia and nine counties in southeast West Virginia.  The current senior management of Carter Machinery, which led the purchase of Carter Machinery from Caterpillar, will remain in place.  A retired Caterpillar Vice President will become CEO of Carter Machinery and will be the principal owner going forward.  Caterpillar owned Carter Machinery, the only dealership in the United States that was not independently owned, since 1988.   Continued Caterpillar ownership does not align with our comprehensive business strategy.

As part of the divestiture, Cat Financial provided $348 million of financing to the buyer, which is net of the preliminary working capital adjustment.  The loan is included in Receivables – finance and Long-term receivables – finance in the Consolidated Statement of Financial Position.  We recognized a pre-tax gain on the sale of $18 million included in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  The sale does not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows with Carter Machinery after the divestiture.  The sale of Carter Machinery will not have a material impact on our results of operation, financial position or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported first-quarter 2011 profit per share of $1.84—an all-time quarterly record and a 411-percent improvement from $0.36 in the first quarter of 2010.  First-quarter sales and revenues of $12.949 billion were up 57 percent from $8.238 billion in the first quarter of 2010.  Profit was a record $1.225 billion in the quarter, an increase of 426 percent from $233 million in the first quarter of 2010.

We generated more than $1.6 billion of operating cash flow from our Machinery and Power Systems (M&PS) businesses, an increase of more than 50 percent, and our debt-to-capital ratio dropped more than 4 percentage points from year-end 2010.

First-quarter profit was $1.225 billion compared with a profit of $233 million in the first quarter of 2010.  The improvement in profit was primarily a result of significantly higher sales volume.  Price realization was favorable, but the impact was more than offset by higher manufacturing, selling, general and administrative (SG&A) and research and development (R&D) expenses.  In addition, $90 million of the improvement was due to the absence of a tax charge from the first quarter of 2010 related to enactment of U.S. health care legislation.

Highlights for the first quarter of 2011 include:

•                  First-quarter sales and revenues of $12.949 billion were 57 percent higher than the first quarter of 2010.  The improvement is a result of continued economic growth and improvement from the low levels of machine demand in the first quarter of 2010.

•                  Machinery and Power Systems sales increased 63 percent due to higher end-user demand and dealers adding inventory during the first quarter of 2011.

•                  Financial Products revenues declined 2 percent from the first quarter of 2010.

•                 Profit per share was $1.84 in the first quarter of 2011, an increase of $1.48 from the first quarter of 2010.

•                  While Machinery and Power Systems sales volume increased more than 50 percent, manufacturing costs increased less than 3 percent.

•                  Machinery and Power Systems operating cash flow was $1.644 billion in the first quarter of 2011, compared with $1.086 billion in the first quarter of 2010.

•                  Machinery and Power Systems debt-to-capital ratio was 30.4 percent at the end of the first quarter of 2011, compared with 34.8 percent at year-end 2010.

During the first quarter of 2011, we revised our reportable segments in line with changes to our organizational structure that were announced during 2010.  Management’s Discussion and Analysis has been revised to provide commentary by reportable segment (Construction Industries, Resource Industries, Power Systems and Financial Products Segment) instead of principal line of business (Machinery, Engines, Financial Products).  The first quarter 2010 financial information has been retrospectively adjusted to conform to the 2011 presentation.

Notes:

-          Glossary of terms is included on pages 44-46; first occurrence of terms shown in bold italics.

-          Information on non-GAAP financial measures is included on page 55.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the first quarter of 2010 (at left) and the first quarter of 2011 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Total sales and revenues were $12.949 billion in the first quarter of 2011, an increase of $4.711 billion, or 57 percent, from the first quarter of 2010.

The improvement was largely a result of $4.073 billion higher sales volume.  While sales for new equipment and after-market parts improved, the most significant increase was for new equipment.  Price realization improved $295 million, and EMD, which was acquired in the third quarter of 2010, added $264 million.  Currency impacts added $94 million, and Financial Products revenues declined slightly.

The improvement in sales volume occurred across the world in all geographic regions and in all segments.  About $800 million of the increase in volume was a result of dealers adding new machine inventory in the first quarter compared with about flat dealer inventories during the first quarter of 2010.

Growth in the global economy increased both demand for commodities and commodity prices and was positive for mining in all regions of the world.

Construction activity continued to grow in the developing world and has led to record machine sales in many developing countries.  In developed countries, despite a continued weak level of construction activity, sales increased as a result of customers upgrading machine fleets and replacing some older equipment and dealers refreshing some equipment in their rental fleets.

Power Systems sales increased as a result of economic growth, higher demand for energy, higher oil prices and increased demand for engines from industrial engine customers that manufacture agricultural and construction equipment.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the first quarter of 2010 (at left) and the first quarter of 2011 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the first quarter of 2011 was $1.833 billion compared with $508 million for the first quarter of 2010.  The improvement was primarily the result of higher sales volume and better price realization.  The improvements were partially offset by unfavorable manufacturing costs and higher selling, general and administrative (SG&A) and research and development (R&D) expenses.

Manufacturing costs were up $219 million, primarily due to higher period costs related to increased volume and provisions for incentive pay.  Material, primarily higher steel prices, and freight costs were unfavorable compared with the first quarter of 2010.  Continued improvements in variable labor efficiencies partially offset these factors.

SG&A and R&D expenses increased by $219 million, primarily due to increased provisions for incentive pay, higher costs to support new product development programs and increased growth-related costs.

The amount of incremental operating profit we earn on incremental sales and revenues is an important performance metric.  Sales and revenues increased $4.711 billion from the first quarter of 2010 to the first quarter of 2011 and operating profit increased $1.325 billion. The resulting incremental operating profit rate is 28 percent.  Excluding the acquisition of EMD, incremental margin was more than 29 percent.

Other Profit/Loss Items

•                  Interest expense excluding Financial Products decreased $15 million from the first quarter of 2010 due to lower line of credit fees resulting from a reduction of global credit facilities and a reduction in debt.

•                  Other income/expense was income of $17 million compared with income of $63 million in the first quarter of 2010.  The unfavorable change was a result of mark-to-market losses on interest rate swaps put in place in anticipation of issuing debt for the planned acquisition of Bucyrus and costs for the bridge financing facility related to the Bucyrus acquisition.

•                  The provision for income taxes in the first quarter reflects an estimated annual tax rate of 29 percent compared to 30 percent for the first quarter 2010 and 25 percent for the full-year 2010, excluding the items discussed below.  The increase from full-year 2010 is primarily due to expected changes in our geographic mix of profits from a tax perspective.

The provision for income taxes in the first quarter of 2010 included a charge of $90 million due to the enactment of U.S. health care legislation, effectively making government subsidies received for Medicare equivalent prescription drug coverage taxable. In the second quarter of 2010, a $60 million benefit was recorded related to refund claims for prior tax years and a release of a valuation allowance.

•                  Profit/loss attributable to noncontrolling interests negatively impacted profit by $15 million from the first quarter of 2010, primarily due to improved financial performance of Caterpillar Japan Ltd. (Cat Japan).  We own two-thirds of Cat Japan, meaning one-third of its profits or losses are attributable to our partner, Mitsubishi Heavy Industries, Ltd.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
First Quarter 2011
Construction Industries[1]	$4,471	71%	$1,308	92%	$701	84%	$1,108	116%	$1,354	31%
Resource Industries[2]	2,768	84%	925	97%	589	121%	583	96%	671	42%
Power Systems[3]	4,449	51%	1,979	62%	460	73%	1,194	38%	816	38%
All Other Segments [4]	589	19%	341	24%	32	39%	130	—%	86	28%
Machinery & Power Systems Sales	12,277	63%	4,553	72%	1,782	90%	3,015	67%	2,927	35%

Financial Products Segment	730	(1)%	429	(4)%	79	5%	107	(7)%	115	15%
Corporate Items and Eliminations	(58)		(47)		(4)		(2)		(5)
Financial Products Revenues	672	(2)%	382	(5)%	75	3%	105	(9)%	110	13%

Consolidated Sales and Revenues	$12,949	57%	$4,935	62%	$1,857	84%	$3,120	63%	$3,037	34%

First Quarter 2010
Construction Industries[1]	$2,612		$681		$382		$512		$1,037
Resource Industries[2]	1,503		469		266		297		471
Power Systems[3]	2,941		1,221		266		863		591
All Other Segments [4]	494		274		23		130		67
Corporate Items and Eliminations	1		—		—		—		1
Machinery & Power Systems Sales	7,551		2,645		937		1,802		2,167

Financial Products Segment	739		449		75		115		100
Corporate Items and Eliminations	(52)		(47)		(2)		—		(3)
Financial Products Revenues	687		402		73		115		97

Consolidated Sales and Revenues	$8,238		$3,047		$1,010		$1,917		$2,264

1                  Does not include inter-segment sales of $147 million and $160 million in first-quarter 2011 and first-quarter 2010, respectively.

2                  Does not include inter-segment sales of $274 million and $154 million in first-quarter 2011 and first-quarter 2010, respectively.

3                  Does not include inter-segment sales of $554 million and $256 million in first-quarter 2011 and first-quarter 2010, respectively.

4                  Does not include inter-segment sales of $796 million and $607 million in first-quarter 2011 and first-quarter 2010, respectively.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2010	Sales Volume	Price Realization	Currency	Acquisitions	Other	First Quarter 2011	$ Change	% Change

Construction Industries	$2,612	$1,670	$120	$69	$—	$—	$4,471	$1,859	71%
Resource Industries	1,503	1,185	69	11	—	—	2,768	1,265	84%
Power Systems	2,941	1,178	56	10	264	—	4,449	1,508	51%
All Other Segments	494	90	1	4	—	—	589	95	19%
Corporate Items and Eliminations	1	(50)	49	—	—	—	—	(1)
Machinery & Power Systems Sales	7,551	4,073	295	94	264	—	12,277	4,726	63%

Financial Products Segment	739	—	—	—	—	(9)	730	(9)	(1)%
Corporate Items and Eliminations	(52)	—	—	—	—	(6)	(58)	(6)
Financial Products Revenues	687	—	—	—	—	(15)	672	(15)	(2)%

Consolidated Sales and Revenues	$8,238	$4,073	$295	$94	$264	$(15)	$12,949	$4,711	57%

Operating Profit by Segment

(Millions of dollars)	First Quarter 2011	First Quarter 2010	$ Change	% Change
Construction Industries	$544	$32	$512	1,600%
Resource Industries	796	227	569	251%
Power Systems	700	292	408	140%
All Other Segments	245	185	60	32%
Corporate Items and Eliminations	(524)	(278)	(246)
Machinery & Power Systems	1,761	458	1,303	284%
Financial Products Segment	136	106	30	28%
Corporate Items and Eliminations	(10)	(9)	(1)
Financial Products	126	97	29	30%
Consolidating Adjustments	(54)	(47)	(7)
Consolidated Operating Profit	$1,833	$508	$1,325	261%

Construction Industries

Construction Industries’ sales were $4.471 billion in the first quarter of 2011, an increase of $1.859 billion, or 71 percent, from the first quarter of 2010.  The improvement in sales was a result of significantly higher sales volume in all geographic regions and across all major products.  In addition to volume, sales were higher as a result of improved price realization and currency impacts from a weaker U.S. dollar.

Continuing economic growth in most developing countries resulted in higher sales overall, and new machine sales were above or near record levels across much of the developing world.  While demand for product was strong, the supply of many excavator models, which are key products for construction across the world, is limited by our capacity, particularly in China.  In 2010, we announced plans to significantly increase capacity in China.  Over the past year we have increased excavator capacity in China by more than 60 percent, and we expect to have additional capacity in place by 2013.

In most developed countries sales increased significantly—from very low levels in the first quarter of 2010—despite relatively weak construction activity.  The improvement in sales was largely driven by the need for customers to upgrade machine fleets and replace older equipment, dealers refreshing some equipment in their rental fleets and dealers adding new machine inventory.  Despite the increase from a year ago, sales of new machines to customers in developed countries remain weak and far below previous peak levels; the average age of equipment in rental fleets remains much higher than the historic average, and fleet sizes remain near 10-year lows.

Construction Industries’ profit was $544 million in the first quarter of 2011 compared with $32 million in the first quarter of 2010.  The increase in profit was due to higher sales volume, which includes the impact of an unfavorable mix of products, and improved price realization.  Manufacturing, SG&A and R&D expenses were about flat despite the large increase in volume.

Resource Industries

Resource Industries’ sales were $2.768 billion in the first quarter of 2011, an increase of $1.265 billion, or 84 percent, from the first quarter of 2010.  The sales growth was driven primarily by higher sales volume with price realization and currency having a relatively small impact.

Growth in the global economy increased demand for commodities and commodity prices, with copper, gold, silver and tin hitting record highs during the first quarter.  In addition, coal prices increased more than 20 percent, and coal production increased.  As a result, worldwide mining production continued at a very high level.  Mining customers are increasing their investment, which is driving significant demand for our large mining products and higher parts sales.

Resource Industries’ profit was $796 million in the first quarter of 2011 compared with $227 million in first quarter of 2010.  The profit improvement was primarily due to higher sales volume and improved price realization.  This improvement was partially offset by higher period manufacturing costs related to increased volume and provisions for incentive pay.  SG&A and R&D expenses were also higher due to additional investment in new product development programs related to emissions requirements and increased provisions for incentive pay.

Power Systems

Power Systems’ sales were $4.449 billion in the first quarter of 2011, an increase of $1.508 billion, or 51 percent, from the first quarter of 2010.  Most of the improvement was a result of higher sales volume and the acquisition of EMD.  Sales for petroleum, electric power and industrial applications all improved, while sales of large marine engines declined.

Worldwide demand for energy and higher oil prices are encouraging customers to invest, and we are seeing stronger demand for engines and turbines for petroleum applications.  Electric power has continued to improve over the past year as a result of better economic growth, and sales of industrial engines to customers that manufacture agricultural and construction equipment have improved.

Sales were up in all geographic regions from the depressed levels of the first quarter of 2010.  The increase in North America was primarily from sales of engines and turbines for petroleum and electric power applications.  The acquisition of EMD added sales of $171 million in North America.  Sales in EAME increased due to higher sales of industrial engines, engines for electric power and higher turbine sales.  Asia/Pacific sales increased due to higher sales of engines and turbines for electric power applications.  The acquisition of EMD added sales of $50 million in Asia/Pacific.  Sales in Latin America increased primarily due to higher turbines sales into petroleum applications.

Power Systems’ profit was $700 million in the first quarter of 2011 compared with $292 million in first quarter of 2010.  The improvement was primarily due to higher sales volume and improved price realization.  The improvements were partially offset by higher period manufacturing costs related to increased volume and provisions for incentive pay.  SG&A and R&D expenses were also higher due to increased provisions for incentive pay and additional investment in new product development programs related to emissions requirements.  Turbines and product to support electric power and industrial applications were the most significant contributors to the improvement in segment profit primarily due to higher sales volume.

Financial Products Segment

Financial Products’ revenues were $730 million, a decrease of $9 million, or 1 percent, from the first quarter of 2010.  The decrease was primarily due to a $15 million unfavorable impact from lower average earning assets, a $14 million unfavorable impact from lower interest rates on new and existing finance receivables and a $12 million decrease in Cat Insurance revenues, partially offset by a $19 million favorable change from returned or repossessed equipment and a favorable impact from miscellaneous net revenue items.

Financial Products’ profit was $136 million in the first quarter of 2011 compared with $106 million in the first quarter of 2010.  The increase was primarily due to a $19 million favorable change from returned or repossessed equipment, an $11 million favorable impact from higher net yield on average earning assets and a favorable impact from miscellaneous net revenue items.  These increases were partially offset by an $8 million increase in SG&A expenses (excluding the provision for credit losses).

At the end of the first quarter of 2011, past dues at Cat Financial were 3.94 percent, which increased from 3.87 percent at the end of the fourth quarter of 2010.  The increase in past dues from year-end 2010 is primarily due to seasonality impacts.  At the end of the first quarter of 2010, past dues were 6.06 percent.  Write-offs, net of recoveries, were $41 million for the first quarter of 2011, down from $61 million in the fourth quarter of 2010, and $46 million in the first quarter of 2010.

As of March 31, 2011, Cat Financial’s allowance for credit losses totaled $380 million or 1.55 percent of net finance receivables, compared with $363 million or 1.57 percent of net finance receivables at year-end 2010.  The allowance for credit losses as of March 31, 2010, was $394 million, which was 1.74 percent of net finance receivables.

Corporate Items and Eliminations

Expense for corporate items and eliminations was $534 million in the first quarter of 2011, an increase of $247 million from the first quarter of 2010.  Corporate items and eliminations include corporate-level expenses, timing differences as some expenses are reported in segment results on a cash basis, retirement benefit costs other than service cost and inter-segment eliminations.

The change was primarily due to an increase in the provision for warranty due to higher sales volume, higher corporate-level expenses and increased retirement benefit costs not allocated to segments.

GLOSSARY OF TERMS

1.              All Other Segments – Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the business strategy, product design, product management and development, manufacturing, marketing, sales and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services for Caterpillar and other companies; the business strategy, product management, product development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. & Canada only); the 50/50 joint venture with Navistar (NC2) which develops, manufactures and distributes on-highway trucks outside North America and India; and distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts.

2.              Caterpillar Japan Ltd. (Cat Japan) – A Caterpillar subsidiary formerly known as Shin Caterpillar Mitsubishi Ltd. (SCM).  SCM was a 50/50 joint venture between Caterpillar and Mitsubishi Heavy Industries Ltd. (MHI) until SCM redeemed one half of MHI’s shares on August 1, 2008.  Caterpillar now owns 67 percent of the renamed entity.  We began consolidating Cat Japan in the fourth quarter of 2008.

3.              Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

4.              Construction Industries – A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications.  Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, sales and product support.  The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers and related parts.  In addition, Construction Industries has responsibility for Power Systems and components in Japan and an integrated manufacturing cost center that supports Machinery and Power Systems businesses.

5.              Currency – With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar.  With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar.  Currency includes the impact on sales and operating profit for the Machinery and Power Systems lines of business only; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses.  With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results.

6.              Debt-to-Capital Ratio – A key measure of financial strength used by both management and our credit rating agencies.  The metric is a ratio of Machinery and Power Systems debt (short-term borrowings plus long-term debt) and redeemable noncontrolling interest to the sum of Machinery and Power Systems debt, redeemable noncontrolling interest and stockholders’ equity.

7.              EAME – A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

8.              Earning Assets – Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.

9.              Financial Products Segment – Provides financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers.  Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

10.       Latin America – Geographic region including Central and South American countries and Mexico.

11.       Machinery and Power Systems (M&PS) – Represents the aggregate total of Construction Industries, Resource Industries, Power Systems, and All Other segments and related corporate items and eliminations.

12.       Machinery and Power Systems Other Operating (Income) Expenses – Comprised primarily of gains/losses on disposal of long-lived assets, long-lived asset impairment charges, pension curtailment charges and employee redundancy costs.

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

14.       Power Systems – A segment primarily responsible for supporting customers using reciprocating engines, turbines and related parts across industries serving electric power, industrial, petroleum and marine applications as well as rail-related businesses.  Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, sales and product support of reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and petroleum industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the business strategy, product design, product management and development, manufacturing, marketing, sales and product support of turbines and turbine related services; the business strategy, product design, product management and development, manufacturing, remanufacturing, maintenance, marketing, sales, leasing and service of diesel-electric locomotives and components and other rail-related products and services.

15.       Price Realization – The impact of net price changes excluding currency and new product introductions.  Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

16.       Resource Industries – A segment primarily responsible for supporting customers using machinery in mining and quarrying applications.  Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, sales and product support.  The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, quarry and construction trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components, electronics and control systems and related parts.  In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System.

17.       Sales Volume – With respect to sales and revenues, sales volume represents the impact of changes in the quantities sold for Machinery and Power Systems as well as the incremental revenue impact of new product introductions, including emissions-related product updates.  With respect to operating profit, sales volume represents the impact of changes in the quantities sold for Machinery and Power Systems combined with product mix as well as the net operating profit impact of new product introductions, including emissions-related product updates.  Product mix represents the net operating profit impact of changes in the relative weighting of Machinery and Power Systems sales with respect to total sales.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Power Systems operations.  Funding for these businesses is also provided by commercial paper and long-term debt issuances.  Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from their existing portfolio.  Throughout the first quarter of 2011, we experienced favorable liquidity conditions in both our Machinery and Power Systems and Financial Products operations.  On a consolidated basis, we ended the first quarter of 2011 with $4.9 billion of cash, an increase of $1.3 billion from year-end 2010.  We are holding more cash than needed for normal operations in preparation for funding the planned acquisitions of Bucyrus and MWM.  Our cash balances are held in numerous locations throughout the world.  We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes.

Consolidated operating cash flow for the first quarter of 2011 was $765 million, up from $716 million for the same period a year ago.   Operating cash flow in the first quarter of 2011 benefited from profit of consolidated and affiliated companies of $1.24 billion.  Offsetting strong profitability were higher inventories, primarily related to higher production in anticipation of strong sales volumes during the remainder of 2011, as well as lower accrued wages, salaries and employee benefits, reflecting the payment of short-term incentive compensation to employees during the first quarter of 2011.  Operating cash flow in the first quarter of 2010 benefited from profit of consolidated and affiliated companies of $236 million and an increase in accounts payable, reflecting higher levels of material purchases for a production ramp-up to meet increasing demand.  This was offset by an increase in inventory, also related to production ramp-up, and higher receivables.  See further discussion of operating cash flow under Machinery and Power Systems and Financial Products.

Total debt as of March 31, 2011, was $29.59 billion, an increase of $1.17 billion from year-end 2010.  Debt related to Machinery and Power Systems decreased $198 million in the first quarter of 2011.  Debt related to Financial Products increased $1.37 billion reflecting increasing portfolio balances at Cat Financial.

We have three global credit facilities with a syndicate of banks totaling $7.23 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial to support their commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Cat Financial as of March 31, 2011 was $5.73 billion.

•                            The 364-day facility of $3.52 billion expires in September 2011.

•                            The five-year facility of $1.62 billion expires in September 2012.

•                            The four-year facility of $2.09 billion expires in September 2014.

At March 31, 2011, Caterpillar’s consolidated net worth was $17.27 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2011, Cat Financial’s covenant interest coverage ratio was 1.40 to 1.  This is above the 1.15 to 1 minimum ratio of (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at March 31, 2011, Cat Financial’s covenant leverage ratio was 7.12 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2011, there were no borrowings under the Credit Facility.

Our total credit commitments as of March 31, 2011 were:

	March 31, 2011
		Machinery
		and Power	Financial
(Millions of dollars)	Consolidated	Systems	Products
Credit lines available:
Global credit facilities	$7,230	$1,500	$5,730
Other external	4,693	772	3,921
Total credit lines available	11,923	2,272	9,651
Less: Global credit facilities supporting commercial paper	(4,016)	—	(4,016)
Less: Utilized credit	(2,295)	(51)	(2,244)
Available credit	$5,612	$2,221	$3,391

Other consolidated credit lines with banks as of March 31, 2011 totaled $4.69 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In 2010, Caterpillar entered into a bridge facility commitment letter related to the planned acquisition of Bucyrus International, Inc.  The commitment letter provided for an aggregate principal amount of $8.6 billion under a one-year unsecured term loan credit facility (Bridge Facility).  Also in 2010, Caterpillar entered into a Bridge Loan Agreement that contains the negotiated terms and conditions originally contemplated in the commitment letter.  The principal amount available to Caterpillar under the Bridge Loan Agreement is not included in the credit commitments table shown above.  Caterpillar pays certain customary fees and expenses in connection with the Bridge Loan Agreement.  During the first quarter of 2011, Caterpillar paid $3 million in fees related to the Bridge Facility and the Bridge Loan Agreement.  We estimate total payments of approximately $20 million in fees related to the Bridge Loan Agreement in 2011, compared with total payments of $46 million in 2010.  These fees will be amortized over the term of the Bridge Loan Agreement.  At March 31, 2011, there were no borrowings under the Bridge Loan Agreement.

In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  While we expect continued growth in the global economy, in the event conditions deteriorate such that access to debt markets becomes unavailable, our Machinery and Power Systems operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility.  Our Financial Products operations would rely on cash flow from its existing portfolio, utilization of existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar.  In addition, Caterpillar maintains a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery and Power Systems

Net cash provided by operating activities was $1.64 billion in the first quarter of 2011 compared with $1.09 billion in the first quarter of 2010.  The change was primarily due to lower receivables and increased profit, partially offset by higher inventories, lower accrued wages, salaries and employee benefits and lower dividends received from Cat Financial.  Profit of consolidated and affiliated companies in the first quarter of 2011 was $1.24 billion compared with $234 million for the same period a year ago.  Dividends received from Cat Financial were $300 million during the first quarter of 2011, compared with $600 million in the first quarter of 2010.  During the first quarter of 2011 we experienced decreases in receivables, resulting from increased sales of receivables to Cat Financial, as well as increases to accounts payable, reflecting higher material purchases for continued increases in production.  Offsetting these items were increases in inventories, also resulting from higher production in anticipation of strong sales volumes for the remainder of 2011, and lower accrued wages, salaries, and employee benefits reflecting the payment of short-term incentive compensation to employees during the first quarter of 2011.  During the first quarter of 2010, we experienced sharply increased demand and a production ramp-up, resulting in an increase in accounts payable and customer advances, which was more than offset by increases in inventory and receivables.  Net cash provided by investing activities in the first quarter of 2011 was $485 million compared with net cash used for investing activities of $1.0 billion for the same period in 2010.  The change was primarily due to loan repayments from Cat Financial and proceeds from the divestiture of Carter Machinery in the first quarter of 2011, compared with net loans to Cat Financial in the first quarter of 2010.  Net cash used for financing activities in the first quarter of 2011 was $329 million, primarily a result of payments on debt and dividend payments.  During the same period in 2010, net cash used for financing activities was $632 million, also a result of payments on long-term debt and dividend payments.

Our priorities for the use of cash are maintaining a strong financial position that helps protect our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position – A key measure of Machinery and Power Systems’ financial strength used by both management and our credit rating agencies is Machinery and Power Systems’ debt-to-capital ratio.  Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders’ equity.  Debt also includes borrowings from Financial Products.  The debt-to-capital ratio for Machinery and Power Systems was 30.4 percent at March 31, 2011, below our target range of 35 to 45 percent, compared with 34.8 percent at December 31, 2010.  Profit and lower debt levels during the first quarter of 2011 have contributed to the reduction in the debt-to-capital ratio.  During the first quarter of 2011, the Machinery and Power Systems debt-to-capital ratio was below the target range of 35 to 45 percent in anticipation of increases to the ratio upon debt issuances related to the planned acquisition of Bucyrus.

Capital to support growth – Capital expenditures during the first quarter of 2011 were $568 million, an increase of $200 million compared with the first quarter of 2010.  We expect capital expenditures to be about $3 billion in 2011, up from $1.66 billion in 2010.  In 2011, we anticipate closing the acquisitions of MWM for approximately euro 580 million and Bucyrus for approximately $8.6 billion.  The Bucyrus transaction value consists of a payment to Bucyrus shareholders of approximately $7.6 billion and the assumption of net debt of approximately $1.0 billion.  We are holding more cash than needed for normal operations in anticipation of funding these planned acquisitions.  The acquisition of MWM is expected to be funded by available cash. The Bucyrus acquisition is expected to be funded by a combination of available cash, new debt issuances, and up to $2 billion of new equity issuances.  Given Machinery and Power Systems’ strong cash position of $3.6 billion at the end of the first quarter of 2011, we believe sufficient cash will be available to minimize or eliminate the need for new equity to complete the Bucyrus acquisition.

Appropriately funded employee benefit plans – We contributed $131 million to our pension plans in the first quarter of 2011.  We currently anticipate full-year 2011 contributions of approximately $1 billion, most of which are voluntary contributions.

Paying dividends – Dividends paid totaled $281 million in the first quarter of 2011, representing 44 cents per share.  Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter.  The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.

Common stock repurchases – Pursuant to the February 2007 Board-authorized stock repurchase program, which expires on December 31, 2011, $3.8 billion of the $7.5 billion authorized was spent through 2008.  The stock repurchase program has been suspended since the first quarter of 2009.  Due to the size of acquisitions that we expect to close, particularly Bucyrus, as well as planned capital expenditures, we do not currently expect to buy back stock in 2011.  Basic shares outstanding as of March 31, 2011 were 644 million.

Financial Products

Financial Products operating cash flow was $282 million through the first quarter of 2011, compared with $156 million for the same period a year ago.  Net cash used for investing activities through the first quarter of 2011 was $1.12 billion, compared with a $444 million source of cash in 2010. This change is primarily the result of significantly higher additions to finance receivables at Cat Financial, partially offset by higher collections.  The increased activity is due to higher purchases of trade receivables from Caterpillar and subsequent collections of those receivables.  Net cash provided by financing activities was $263 million through the first quarter of 2011, compared with a $1.32 billion use of cash in 2010, primarily related to higher funding requirements and lower dividends paid to Caterpillar, partially offset by the net impact of intercompany borrowings.

At the end of the first quarter of 2011, past dues at Cat Financial were 3.94 percent, which increased from 3.87 percent at the end of the fourth quarter of 2010.  The increase in past dues from year-end 2010 is primarily due to seasonality impacts.  At the end of the first quarter of 2010, past dues were 6.06 percent.  Write-offs, net of recoveries, were $41 million for the first quarter of 2011, down from $61 million in the fourth quarter of 2010 and $46 million in the first quarter of 2010.

At March 31, 2011, Cat Financial’s allowance for credit losses was approximately $380 million or 1.55 percent of net finance receivables, compared with $363 million or 1.57 percent of net finance receivables at year-end 2010.  The allowance for credit losses as of March 31, 2010 was $394 million, which was 1.74 percent of net finance receivables.

Cat Financial experienced favorable liquidity conditions in all key global funding markets during the first quarter of 2011. Commercial Paper (CP) market liquidity and pricing continued to be favorable, with CP outstanding totaling $4.0 billion at quarter-end supported by the Credit Facility.  During the first quarter of 2011, Cat Financial issued and settled $285 million in medium-term notes.  Throughout the first quarter of 2011, Cat Financial’s CP, term debt issuance and year-to-date portfolio cash receipts have provided sufficient liquidity for operations.

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

Residual values for leased assets – The residual values for Cat Financial’s leased assets, which are based upon the estimated wholesale market value of leased equipment at the time of the expiration of the lease, are based on a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options.  During the term of the leases, residual amounts are monitored.  If estimated market values reflect a non-temporary impairment due to economic factors, obsolescence or other adverse circumstances, the residuals are adjusted to the lower estimated values by a charge to earnings.  For equipment on operating leases, the charge is recognized through depreciation expense.  For finance leases, it is recognized through a reduction of finance revenue.

Fair values for goodwill impairment tests – We test goodwill for impairment annually, at the reporting unit level, and whenever events or circumstances make it likely that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell all or a portion of a reporting unit.  We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.

Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires us to compare the fair value of each reporting unit to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is greater than the fair value, there is an indication that an impairment may exist and the second step is required.  Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the goodwill impairment test is also required if an analysis of qualitative factors indicates it more likely than not that a goodwill impairment exists.  In step two, the implied fair value of the goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.

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

Impairment of available-for-sale securities – Available-for-sale securities, primarily at Cat Insurance, are reviewed at least quarterly to identify fair values below cost which may indicate that a security is impaired and should be written down to fair value.

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

Post-sale discount reserve — We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $783 million and $779 million as of March 31, 2011 and December 31, 2010 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value we estimate current fair value of collateral and consider credit enhancements such as additional collateral and third-party guarantees. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio, primarily using probabilities of default and an estimate of associated losses.  In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 105,394 at the end of the first quarter of 2011 compared with 95,290 at the end of the first quarter of 2010, an increase of 10,104 full-time employees.  In addition, we increased the flexible workforce by 10,709 for a total increase in the global workforce of 20,813.

The increase was primarily a result of higher sales volume across all geographic regions.  In addition, acquisitions, primarily EMD, added 2,611 people.  The sale of Carter Machinery reduced the workforce by 1,157 people.

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

We have disclosed certain individual legal proceedings in this filing.  Additionally, we are involved in other unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights.  The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material.  In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  However, there is no more than a remote chance that any liability arising from these matters would be material.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

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

Retirement Benefits

We recognized pension expense of $159 million for the three months ended March 31, 2011, as compared to $156 million for the three months ended March 31, 2010.  Increased amortization of net actuarial losses due to lower discount rates at the end of 2010 and significant asset losses in 2008, was about offset by a decrease in service cost due to changes in our U.S. pension plans (discussed below). Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of March 31, 2011, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $5.94 billion.  The majority of the actuarial losses are due to lower discount rates, losses from other demographic and economic assumptions over the past several years and plan asset losses.

Other postretirement benefit expense was $80 million for the three months ended March 31, 2011, as compared to $49 million for the three months ended March 31, 2010.  The increase in expense was primarily the result of increased amortization of net actuarial losses due to lower discount rates at the end of 2010 and changes in our health care trend assumption, partially offset by gains from lower than expected health care costs.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $1.17 billion at March 31, 2011.  These losses mainly reflect changes in our health care trend assumption and several years of declining discount rates, partially offset by gains from lower than expected health care costs.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the benefit plans. At the end of 2010, the average remaining service period of active employees was 11 years for our U.S. pension plans, 15 years for our non-U.S. pension plans and 7 years for other postretirement benefit plans.  We expect our amortization of net actuarial losses to increase approximately $150 million in 2011 as compared to 2010, primarily due to asset losses in 2008 and a decrease in the discount rate during 2010.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010 (H.R. 4872) which amends certain provisions of the PPACA were signed into law. The Medicare Part D retiree drug subsidies effectively become taxable beginning in 2013.

In August 2010, we announced changes in our U.S. support and management pension plans.  On January 1, 2011, retirement benefits for U.S. support and management employees began transitioning from defined benefit pension plans to defined contribution plans.  The transition date was determined for each employee based upon age and years of service or proximity to retirement.  Pension benefit accruals were frozen for certain employees on December 31, 2010, and will freeze for remaining employees on December 31, 2019.  As of these dates, employees will move to the new retirement benefit that will provide a frozen pension benefit and a 401(k) plan that will include a matching contribution and a new annual employer contribution.  The plan change required a re-measurement as of August 31, 2010, which resulted in an increase in our Liability for postretirement benefits of $1.32 billion and a decrease in Accumulated other comprehensive income (loss) of $831 million net of tax.  The increase in the liability was due to a decline in the discount rate and lower than expected asset returns at the re-measurement date.  Curtailment expense of $28 million was also recognized for the three and nine months ended September 30, 2010 as a result of the plan change.

We expect our total defined benefit expense to increase approximately $100 million in 2011 as compared to 2010.  This increase in expense is primarily due to increased amortization of net actuarial losses due to lower discount rates at the end of 2010, significant asset losses in 2008 and changes in our health care trend assumption.  These increases are partially offset by a decrease in pension service cost and $28 million of curtailment expense recognized in 2010 due to the changes in our U.S. pension plans.

We made $131 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2011. We currently anticipate full-year 2011 contributions of approximately $1 billion, most of which are voluntary contributions. We made $248 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2010.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $20.8 billion at March 31, 2011 and $18.7 billion at December 31, 2010.  Of the total backlog, approximately $3.8 billion at March 31, 2011 and $2.8 billion at December 31, 2010 was not expected to be filled in the following twelve months.  Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

NON-GAAP FINANCIAL MEASURES

The following definition for Machinery and Power Systems is provided for “non-GAAP financial measures” in connection with Item 10(e) of Regulation S-K issued by the Securities and Exchange Commission.   This non-GAAP financial measure has no standardized meaning prescribed by U.S. GAAP and therefore is unlikely to be comparable to the calculation of similar measures for other companies.  Management does not intend this item to be considered in isolation or as a substitute for the related GAAP measure.

SUPPLEMENTAL CONSOLIDATING DATA

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Power Systems – The Machinery and Power Systems data contained in the schedules on pages 57 to 62 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  This non-GAAP financial measure has no standardized meaning prescribed by U.S. GAAP, and therefore, is unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend this item to be considered in isolation or as a substitute for the related GAAP measure.  Caterpillar defines Machinery and Power Systems as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Power Systems information relates to the design, manufacture and marketing of our products.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

Pages 57 to 62 reconcile Machinery and Power Systems with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended March 31, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$12,277	$12,277	$—	$—
Revenues of Financial Products	672	—	740	(68)[2]
Total sales and revenues	12,949	12,277	740	(68)

Operating costs:
Cost of goods sold	9,057	9,057	—	—
Selling, general and administrative expenses	1,099	949	152	(2)[3]
Research and development expenses	525	525	—	—
Interest expense of Financial Products	203	—	204	(1)[4]
Other operating (income) expenses	232	(15)	258	(11)[3]
Total operating costs	11,116	10,516	614	(14)

Operating profit (loss)	1,833	1,761	126	(54)

Interest expense excluding Financial Products	87	97	—	(10)[4]
Other income (expense)	17	(39)	12	44[5]

Consolidated profit (loss) before taxes	1,763	1,625	138	—

Provision (benefit) for income taxes	512	474	38	—
Profit (loss) of consolidated companies	1,251	1,151	100	—

Equity in profit (loss) of unconsolidated affiliated companies	(8)	(8)	—	—
Equity in profit of Financial Products’ subsidiaries	—	97	—	(97)[6]

Profit (loss) of consolidated and affiliated companies	1,243	1,240	100	(97)

Less: Profit (loss) attributable to noncontrolling interests	18	15	3	—

Profit (loss) [7]	$1,225	$1,225	$97	$(97)

1    Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

2    Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

3    Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

4    Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

5            Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

6            Elimination of Financial Products’ profit due to equity method of accounting.

7            Profit (loss) attributable to common stockholders.

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended March 31, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$7,551	$7,551	$—	$—
Revenues of Financial Products	687	—	746	(59)[2]
Total sales and revenues	8,238	7,551	746	(59)

Operating costs:
Cost of goods sold	5,894	5,894	—	—
Selling, general and administrative expenses	932	798	144	(10)[3]
Research and development expenses	402	402	—	—
Interest expense of Financial Products	233	—	234	(1)[4]
Other operating (income) expenses	269	(1)	271	(1)[3]
Total operating costs	7,730	7,093	649	(12)

Operating profit (loss)	508	458	97	(47)

Interest expense excluding Financial Products	102	122	—	(20)[4]
Other income (expense)	63	23	13	27[5]

Consolidated profit (loss) before taxes	469	359	110	—

Provision (benefit) for income taxes	231	202	29	—
Profit (loss) of consolidated companies	238	157	81	—

Equity in profit (loss) of unconsolidated affiliated companies	(2)	(2)	—	—
Equity in profit of Financial Products’ subsidiaries	—	79	—	(79)[6]

Profit (loss) of consolidated and affiliated companies	236	234	81	(79)

Less: Profit (loss) attributable to noncontrolling interests	3	1	2	—

Profit (loss) [7]	$233	$233	$79	$(79)

1    Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

2    Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

3    Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

4    Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

5            Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

6    Elimination of Financial Products’ profit due to equity method of accounting.

7    Profit (loss) attributable to common stockholders.

Caterpillar Inc.

Supplemental Data for Financial Position

At March 31, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$4,869	$3,649	$1,220	$—
Receivables – trade and other	8,830	4,528	463	3,839[2,3]
Receivables – finance	8,458	—	12,458	(4,000)[3]
Deferred and refundable income taxes	895	859	36	—
Prepaid expenses and other current assets	880	370	523	(13)[4]
Inventories	10,676	10,676	—	—
Total current assets	34,608	20,082	14,700	(174)

Property, plant and equipment – net	12,219	9,397	2,822	—
Long-term receivables – trade and other	486	217	198	71[2,3]
Long-term receivables – finance	11,574	—	11,676	(102)[3]
Investments in unconsolidated affiliated companies	140	140	—	—
Investments in Financial Products subsidiaries	—	4,258	—	(4,258)[5]
Noncurrent deferred and refundable income taxes	2,412	2,757	89	(434)[6]
Intangible assets	794	785	9	—
Goodwill	2,608	2,591	17	—
Other assets	1,546	307	1,239	—
Total assets	$66,387	$40,534	$30,750	$(4,897)

Liabilities
Current liabilities:
Short-term borrowings	$5,337	$167	$5,218	$(48)[7]
Accounts payable	5,990	5,915	189	(114)[8]
Accrued expenses	2,863	2,419	457	(13)[9]
Accrued wages, salaries and employee benefits	1,250	1,233	17	—
Customer advances	1,728	1,728	—	—
Dividends payable	—	—	—	—
Other current liabilities	1,625	1,259	378	(12)[6]
Long-term debt due within one year	4,354	420	3,934	—
Total current liabilities	23,147	13,141	10,193	(187)
Long-term debt due after one year	19,895	4,499	15,428	(32)[7]
Liability for postemployment benefits	7,514	7,514	—	—
Other liabilities	2,700	2,249	871	(420)[6]
Total liabilities	53,256	27,403	26,492	(639)
Commitments and contingencies
Redeemable noncontrolling interest	459	459	—	—
Stockholders’ equity
Common stock	4,044	4,044	902	(902)[5]
Treasury stock	(10,331)	(10,331)	—	—
Profit employed in the business	22,640	22,640	2,824	(2,824)[5]
Accumulated other comprehensive income (loss)	(3,724)	(3,724)	445	(445)[5]
Noncontrolling interests	43	43	87	(87)[5]
Total stockholders’ equity	12,672	12,672	4,258	(4,258)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$66,387	$40,534	$30,750	$(4,897)

1    Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

2    Elimination of receivables between Machinery and Power Systems and Financial Products.

3             Reclassification of Machinery and Power Systems’ trade receivables purchased by Cat Financial and Cat Financial’s wholesale inventory receivables.

4    Elimination of Machinery and Power Systems’ insurance premiums that are prepaid to Financial Products.

5    Elimination of Financial Products’ equity which is accounted for by Machinery and Power Systems on the equity basis.

6    Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

7    Elimination of debt between Machinery and Power Systems and Financial Products.

8    Elimination of payables between Machinery and Power Systems and Financial Products.

9    Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.

Supplemental Data for Financial Position

At December 31, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$3,592	$1,825	$1,767	$—
Receivables – trade and other	8,494	5,893	482	2,119[2,3]
Receivables – finance	8,298	—	11,158	(2,860)[3]
Deferred and refundable income taxes	931	823	108	—
Prepaid expenses and other current assets	908	371	550	(13)[4]
Inventories	9,587	9,587	—	—
Total current assets	31,810	18,499	14,065	(754)

Property, plant and equipment – net	12,539	9,662	2,877	—
Long-term receivables – trade and other	793	271	236	286[2,3]
Long-term receivables – finance	11,264	—	11,586	(322)[3]
Investments in unconsolidated affiliated companies	164	156	8	—
Investments in Financial Products subsidiaries	—	4,275	—	(4,275)[5]
Noncurrent deferred and refundable income taxes	2,493	2,922	90	(519)[6]
Intangible assets	805	795	10	—
Goodwill	2,614	2,597	17	—
Other assets	1,538	314	1,224	—
Total assets	$64,020	$39,491	$30,113	$(5,584)

Liabilities
Current liabilities:
Short-term borrowings	$4,056	$306	$4,452	$(702)[7]
Accounts payable	5,856	5,717	177	(38)[8]
Accrued expenses	2,880	2,422	470	(12)[9]
Accrued wages, salaries and employee benefits	1,670	1,642	28	—
Customer advances	1,831	1,831	—	—
Dividends payable	281	281	—	—
Other current liabilities	1,521	1,142	393	(14)[6]
Long-term debt due within one year	3,925	495	3,430	—
Total current liabilities	22,020	13,836	8,950	(766)
Long-term debt due after one year	20,437	4,543	15,932	(38)[7]
Liability for postemployment benefits	7,584	7,584	—	—
Other liabilities	2,654	2,203	956	(505)[6]
Total liabilities	52,695	28,166	25,838	(1,309)
Commitments and contingencies
Redeemable noncontrolling interest	461	461	—	—
Stockholders’ equity
Common stock	3,888	3,888	902	(902)[5]
Treasury stock	(10,397)	(10,397)	—	—
Profit employed in the business	21,384	21,384	3,027	(3,027)[5]
Accumulated other comprehensive income (loss)	(4,051)	(4,051)	263	(263)[5]
Noncontrolling interests	40	40	83	(83)[5]
Total stockholders’ equity	10,864	10,864	4,275	(4,275)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$64,020	$39,491	$30,113	$(5,584)

1        Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

2        Elimination of receivables between Machinery and Power Systems and Financial Products.

3        Reclassification of Machinery and Power Systems’ trade receivables purchased by Cat Financial and Cat Financial’s wholesale inventory receivables.

4        Elimination of Machinery and Power Systems’ insurance premiums that are prepaid to Financial Products.

5        Elimination of Financial Products’ equity which is accounted for by Machinery and Power Systems on the equity basis.

6        Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

7        Elimination of debt between Machinery and Power Systems and Financial Products.

8        Elimination of payables between Machinery and Power Systems and Financial Products.

9        Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Three Months Ended March 31, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$1,243	$1,240	$100	$(97)[2]
Adjustments for non-cash items:
Depreciation and amortization	575	395	180	—
Other	95	48	14	33[4]
Financial Products’ dividend in excess of profit	—	203	—	(203)[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(17)	834	(32)	(819)[4,5]
Inventories	(1,185)	(1,185)	—	—
Accounts payable	364	432	8	(76)[4]
Accrued expenses	(57)	(49)	(7)	(1)[4]
Accrued wages, salaries and employee benefits	(429)	(418)	(11)	—
Customer advances	(120)	(120)	—	—
Other assets – net	63	72	76	(85)[4]
Other liabilities – net	233	192	(46)	87[4]
Net cash provided by (used for) operating activities	765	1,644	282	(1,161)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(543)	(541)	(2)	—
Expenditures for equipment leased to others	(217)	(27)	(211)	21[4]
Proceeds from disposals of leased assets and property, plant and equipment	302	43	293	(34)[4]
Additions to finance receivables	(2,008)	—	(10,297)	8,289[5,8]
Collections of finance receivables	1,962	—	8,995	(7,033)[5]
Proceeds from sale of finance receivables	33	—	33	—
Net intercompany borrowings	—	600	56	(656)[6]
Investments and acquisitions (net of cash acquired)	(8)	(8)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	21	392	11	(382)[8]
Proceeds from sale of available-for-sale securities	66	3	63	—
Investments in available-for-sale securities	(72)	(2)	(70)	—
Other – net	30	25	5	—
Net cash provided by (used for) investing activities	(434)	485	(1,124)	205
Cash flow from financing activities:
Dividends paid	(281)	(281)	(300)	300[7]
Common stock issued, including treasury shares reissued	58	58	—	—
Excess tax benefit from stock-based compensation	123	123	—	—
Net intercompany borrowings	—	(56)	(600)	656[6]
Proceeds from debt issued (original maturities greater than three months)	1,305	44	1,261	—
Payments on debt (original maturities greater than three months)	(1,775)	(151)	(1,624)	—
Short-term borrowings – net (original maturities three months or less)	1,460	(66)	1,526	—
Net cash provided by (used for) financing activities	890	(329)	263	956
Effect of exchange rate changes on cash	56	24	32	—
Increase (decrease) in cash and short-term investments	1,277	1,824	(547)	—
Cash and short-term investments at beginning of period	3,592	1,825	1,767	—
Cash and short-term investments at end of period	$4,869	$3,649	$1,220	$—

1             Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

2             Elimination of Financial Products’ profit after tax due to equity method of accounting.

3             Elimination of Financial Products’ dividend to Machinery and Power Systems in excess of Financial Products’ profit.

4             Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

5             Reclassification of Cat Financial’s cash flow activity from investing to operating for receivables that arose from the sale of inventory.

6             Elimination of net proceeds and payments to/from Machinery and Power Systems and Financial Products.

7             Elimination of dividend from Financial Products to Machinery and Power Systems.

8             Elimination of proceeds received from Financial Products related to Machinery and Power Systems’ sale of Carter Machinery.

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Three Months Ended March 31, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$236	$234	$81	$(79)[2]
Adjustments for non-cash items:
Depreciation and amortization	554	371	183	—
Other	94	117	(57)	34[4]
Financial Products’ dividend in excess of profit	—	521	—	(521)[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(373)	(430)	31	26[4,5]
Inventories	(644)	(644)	—	—
Accounts payable	698	692	(9)	15[4]
Accrued expenses	(65)	(16)	(63)	14[4]
Accrued wages, salaries and employee benefits	114	112	2	—
Customer advances	140	140	—	—
Other assets – net	109	70	(7)	46[4]
Other liabilities – net	(147)	(81)	(5)	(61)[4]
Net cash provided by (used for) operating activities	716	1,086	156	(526)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(369)	(368)	(1)	—
Expenditures for equipment leased to others	(169)	—	(173)	4[4]
Proceeds from disposals of leased assets and property, plant and equipment	353	17	336	—
Additions to finance receivables	(1,757)	—	(4,816)	3,059[5]
Collections of finance receivables	1,956	—	5,093	(3,137)[5]
Proceeds from sale of finance receivables	2	—	2	—
Net intercompany borrowings	—	(574)	(6)	580[6]
Investments and acquisitions (net of cash acquired)	(103)	(103)	—	—
Proceeds from sale of available-for-sale securities	45	1	44	—
Investments in available-for-sale securities	(46)	—	(46)	—
Other – net	33	22	11	—
Net cash provided by (used for) investing activities	(55)	(1,005)	444	506
Cash flow from financing activities:
Dividends paid	(262)	(262)	(600)	600[7]
Common stock issued, including treasury shares reissued	26	26	—	—
Excess tax benefit from stock-based compensation	13	13	—	—
Acquisitions of noncontrolling interests	(26)	(26)	—	—
Net intercompany borrowings	—	6	574	(580)[6]
Proceeds from debt issued (original maturities greater than three months)	1,318	54	1,264	—
Payments on debt (original maturities greater than three months)	(3,336)	(607)	(2,729)	—
Short-term borrowings – net (original maturities three months or less)	331	164	167	—
Net cash provided by (used for) financing activities	(1,936)	(632)	(1,324)	20
Effect of exchange rate changes on cash	(54)	(5)	(49)	—
Increase (decrease) in cash and short-term investments	(1,329)	(556)	(773)	—
Cash and short-term investments at beginning of period	4,867	2,239	2,628	—
Cash and short-term investments at end of period	$3,538	$1,683	$1,855	$—

1            Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

2            Elimination of Financial Products’ profit after tax due to equity method of accounting.

3            Elimination of Financial Products’ dividend to Machinery and Power Systems in excess of Financial Products’ profit.

4            Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

5            Reclassification of Cat Financial’s cash flow activity from investing to operating for receivables that arose from the sale of inventory.

6            Elimination of net proceeds and payments to/from Machinery and Power Systems and Financial Products.

7            Elimination of dividend from Financial Products to Machinery and Power Systems.

Forward-looking Statements

Certain statements in this Form 10-Q relate to future events and expectations and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are subject to known and unknown factors that may cause Caterpillar’s actual results to be different from those expressed or implied in the forward-looking statements.  Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements.  All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts or trend descriptions.  These statements do not guarantee future performance, and Caterpillar does not undertake to update its forward-looking statements.

It is important to note that Caterpillar’s actual results may differ materially from those described or implied in its forward-looking statements based on a number of factors, including, but not limited to: (i) global economic conditions and economic conditions in the industries and markets Caterpillar serves; (ii) government monetary or fiscal policies and government spending on infrastructure; (iii) commodity or component price increases and/or limited availability of raw materials and component products, including steel; (iv) Caterpillar’s and its customers’, dealers’ and suppliers’ ability to access and manage liquidity; (v) political and economic risks associated with our global operations, including changes in laws, regulations or government policies, currency restrictions, restrictions on repatriation of earnings, burdensome tariffs or quotas, national and international conflict, including terrorist acts and political and economic instability or civil unrest in the countries in which Caterpillar operates; (vi) Caterpillar’s and Cat Financial’s ability to maintain their respective credit ratings, material increases in either company’s cost of borrowing or an inability of either company to access capital markets; (vii) financial condition and credit worthiness of Cat Financial’s customers; (viii) inability to realize expected benefits from acquisitions and divestitures, including the acquisition of Bucyrus International, Inc.; (ix) the possibility that the acquisition by Caterpillar of Bucyrus International, Inc. does not close for any reason, including, but not limited to, a failure to obtain required regulatory approvals; (x) international trade and investment policies, such as import quotas, capital controls or tariffs; (xi) the possibility that Caterpillar’s introduction of Tier 4 emissions compliant machines and engines is not successful; (xii) market acceptance of Caterpillar’s products and services; (xiii) effects of changes in the competitive environment, which may include decreased market share, lack of acceptance of price increases, and/or negative changes to our geographic and product mix of sales; (xiv) union disputes or other employee relations issues; (xv) Caterpillar’s ability to successfully implement the Caterpillar Production System or other productivity initiatives; (xvi) adverse changes in sourcing practices of our dealers or original equipment manufacturers; (xvii) compliance costs associated with environmental laws and regulations; (xviii) alleged or actual violations of trade or anti-corruption laws and regulations; (xix) additional tax expense or exposure; (xx) currency fluctuations, particularly increases and decreases in the U.S. dollar against other currencies; (xxi) failure of Caterpillar or Cat Financial to comply with financial covenants in their respective credit facilities; (xxii) increased funding obligations under our pension plans; (xxiii) significant legal proceedings, claims, lawsuits or investigations; (xxiv) imposition of operational restrictions or compliance requirements if carbon emissions legislation and/or regulations are adopted; (xxv) changes in accounting standards or adoption of new accounting standards; (xxvi) adverse effects of natural disasters; and (xxvii) other factors described in more detail under “Item 1A.  Risk Factors” in Part I of our Form 10-K filed with the SEC on February 22, 2011 for the year ended December 31, 2010.  This filing is available on our website at www.caterpillar.com/secfilings.

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

Changes in internal control over financial reporting

During the first quarter 2011, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the first quarter 2011.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased Under the Program
January 1-31, 2011	4,264	$94.47	NA	NA
February 1-28, 2011	3,293	$93.74	NA	NA
March 1-31, 2011	395,503	$103.13	NA	NA
Total	403,060	$102.96

1         Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units  and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of March 31, 2011 those plans had approximately 11,600 active participants in the aggregate.  During the first quarter of 2011, approximately 295,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Item 6. Exhibits

10.1	Terms Applicable to Awards of Restricted Stock Units pursuant to the 2006 Long-Term Incentive Plan.

10.2	Terms Applicable to Awards of Stock Appreciation Rights pursuant to the 2006 Long-Term Incentive Plan.

10.3	Time Sharing Agreement dated May 6, 2011.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2011).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

May 9, 2011	/s/ Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

May 9, 2011	/s/ Edward J. Rapp	Group President and Chief Financial Officer
(Edward J. Rapp)

May 9, 2011	/s/ James B. Buda	Senior Vice President and Chief Legal Officer
(James B. Buda)

May 9, 2011	/s/ Jananne A. Copeland	Corporate Controller and Chief Accounting Officer
(Jananne A. Copeland)