Form 10-Q
period 2011-06-30
CATERPILLAR INC
filed 2011-08-04
CIK 18230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At June 30, 2011, 646,066,322 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.

Consolidated Statement of Results of Operations

(Unaudited)

(Dollars in millions except per share data)

	Three Months Ended June 30,
	2011	2010
Sales and revenues:
Sales of Machinery and Power Systems	$13,535	$9,723
Revenues of Financial Products	695	686
Total sales and revenues	14,230	10,409

Operating costs:
Cost of goods sold	10,303	7,372
Selling, general and administrative expenses	1,257	1,059
Research and development expenses	584	450
Interest expense of Financial Products	209	234
Other operating (income) expenses	276	317
Total operating costs	12,629	9,432

Operating profit (loss)	1,601	977

Interest expense excluding Financial Products	90	81
Other income (expense)	(161)	50

Consolidated profit (loss) before taxes	1,350	946

Provision (benefit) for income taxes	318	209
Profit (loss) of consolidated companies	1,032	737

Equity in profit (loss) of unconsolidated affiliated companies	(10)	(4)

Profit (loss) of consolidated and affiliated companies	1,022	733

Less: Profit (loss) attributable to noncontrolling interests	7	26

Profit (loss) [1]	$1,015	$707

Profit (loss) per common share	$1.57	$1.12

Profit (loss) per common share — diluted [2]	$1.52	$1.09

Weighted-average common shares outstanding (millions)
- Basic	645.5	629.8
- Diluted [2]	667.2	647.0

Cash dividends declared per common share	$0.90	$0.86

1    Profit (loss) attributable to common stockholders.

2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Results of Operations

(Unaudited)

(Dollars in millions except per share data)

	Six Months Ended June 30,
	2011	2010
Sales and revenues:
Sales of Machinery and Power Systems	$25,812	$17,274
Revenues of Financial Products	1,367	1,373
Total sales and revenues	27,179	18,647

Operating costs:
Cost of goods sold	19,360	13,266
Selling, general and administrative expenses	2,356	1,991
Research and development expenses	1,109	852
Interest expense of Financial Products	412	467
Other operating (income) expenses	508	586
Total operating costs	23,745	17,162

Operating profit (loss)	3,434	1,485

Interest expense excluding Financial Products	177	183
Other income (expense)	(144)	113

Consolidated profit (loss) before taxes	3,113	1,415

Provision (benefit) for income taxes	830	440
Profit (loss) of consolidated companies	2,283	975

Equity in profit (loss) of unconsolidated affiliated companies	(18)	(6)

Profit (loss) of consolidated and affiliated companies	2,265	969

Less: Profit (loss) attributable to noncontrolling interests	25	29

Profit (loss) [1]	$2,240	$940

Profit (loss) per common share	$3.48	$1.50

Profit (loss) per common share — diluted [2]	$3.36	$1.46

Weighted-average common shares outstanding (millions)
- Basic	643.3	628.1
- Diluted [2]	666.0	645.2

Cash dividends declared per common share	$0.90	$0.86

1    Profit (loss) attributable to common stockholders.

2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Financial Position

(Unaudited)

(Dollars in millions)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and short-term investments	$10,715	$3,592
Receivables – trade and other	8,916	8,494
Receivables – finance	8,117	8,298
Deferred and refundable income taxes	979	931
Prepaid expenses and other current assets	669	908
Inventories	11,359	9,587
Total current assets	40,755	31,810
Property, plant and equipment – net	12,430	12,539
Long-term receivables – trade and other	1,023	793
Long-term receivables – finance	11,941	11,264
Investments in unconsolidated affiliated companies	123	164
Noncurrent deferred and refundable income taxes	2,387	2,493
Intangible assets	775	805
Goodwill	2,610	2,614
Other assets	1,567	1,538
Total assets	$73,611	$64,020

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Power Systems	$310	$204
Financial Products	4,058	3,852
Accounts payable	6,858	5,856
Accrued expenses	2,850	2,880
Accrued wages, salaries and employee benefits	1,597	1,670
Customer advances	1,823	1,831
Dividends payable	297	281
Other current liabilities	1,629	1,521
Long-term debt due within one year:
Machinery and Power Systems	197	495
Financial Products	3,891	3,430
Total current liabilities	23,510	22,020
Long-term debt due after one year:
Machinery and Power Systems	8,913	4,505
Financial Products	17,013	15,932
Liability for postemployment benefits	7,438	7,584
Other liabilities	2,841	2,654
Total liabilities	59,715	52,695
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	460	461
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/11 and 12/31/10 – 814,894,624) at paid-in amount	4,165	3,888
Treasury stock (6/30/11 – 168,828,302 shares; 12/31/10 – 176,071,910 shares) at cost	(10,311)	(10,397)
Profit employed in the business	23,081	21,384
Accumulated other comprehensive income (loss)	(3,544)	(4,051)
Noncontrolling interests	45	40
Total stockholders’ equity	13,436	10,864
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$73,611	$64,020

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Six Months Ended June 30, 2010
Balance at December 31, 2009	$3,439	$(10,646)	$19,711	$(3,764)	$83	$8,823
Adjustment to adopt consolidation of variable interest entities[1]	—	—	(6)	3	—	(3)
Balance at January 1, 2010	$3,439	$(10,646)	$19,705	$(3,761)	$83	$8,820
Profit (loss) of consolidated and affiliated companies	—	—	940	—	29	969	$969
Foreign currency translation, net of tax of $153	—	—	—	(428)	(7)	(435)	(435)
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $91	—	—	—	152	6	158	158
Amortization of prior service (credit) cost, net of tax of $6	—	—	—	(7)	—	(7)	(7)
Amortization of transition (asset) obligation, net of tax of $0	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $29	—	—	—	(50)	—	(50)	(50)
(Gains) losses reclassified to earnings, net of tax of $19	—	—	—	33	—	33	33
Available-for-sale securities
Gains (losses) deferred, net of tax of $11	—	—	—	15	—	15	15
Change in ownership from noncontrolling interests	(17)	—	—	—	(12)	(29)	—
Dividends declared	—	—	(542)	—	—	(542)	—
Common shares issued from treasury stock for stock-based compensation: 4,716,874	(2)	86	—	—	—	84	—
Common shares issued from treasury stock for benefit plans: 1,032,816	41	21	—	—	—	62	—
Stock-based compensation expense	138	—	—	—	—	138	—
Net excess tax benefits from stock-based compensation	37	—	—	—	—	37	—
Cat Japan share redemption[2]	—	—	30	—	(12)	18	—
Balance at June 30, 2010	$3,636	$(10,539)	$20,133	$(4,045)	$87	$9,272	$684

Six Months Ended June 30, 2011
Balance at December 31, 2010	$3,888	$(10,397)	$21,384	$(4,051)	$40	$10,864
Profit (loss) of consolidated and affiliated companies	—	—	2,240	—	25	2,265	$2,265
Foreign currency translation, net of tax of $84	—	—	—	312	10	322	322
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $112	—	—	—	205	2	207	207
Amortization of prior service (credit) cost, net of tax of $6	—	—	—	(10)	—	(10)	(10)
Amortization of transition (asset) obligation, net of tax of $0	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $6	—	—	—	(13)	—	(13)	(13)
(Gains) losses reclassified to earnings, net of tax of $0	—	—	—	4	—	4	4
Available-for-sale securities
Gains (losses) deferred, net of tax of $5	—	—	—	9	—	9	9
(Gains) losses reclassified to earnings, net of tax of $0	—	—	—	(1)	—	(1)	(1)
Dividends declared	—	—	(581)	—	—	(581)	—
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)	—
Common shares issued from treasury stock for stock-based compensation: 7,243,608	10	86	—	—	—	96	—
Stock-based compensation expense	111	—	—	—	—	111	—
Net excess tax benefits from stock-based compensation	156	—	—	—	—	156	—
Cat Japan share redemption[2]	—	—	38	—	(30)	8	—
Balance at June 30, 2011	$4,165	$(10,311)	$23,081	$(3,544)	$45	$13,436	$2,784

1        See Note 15 for additional information.

2     See Note 16 regarding the Cat Japan share redemption.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Cash Flow

(Unaudited)

(Millions of dollars)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$2,265	$969
Adjustments for non-cash items:
Depreciation and amortization	1,174	1,116
Other	337	176
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	45	(1,096)
Inventories	(1,850)	(1,020)
Accounts payable	1,056	1,319
Accrued expenses	(41)	(91)
Accrued wages, salaries and employee benefits	(91)	413
Customer advances	14	171
Other assets – net	28	288
Other liabilities – net	357	(334)
Net cash provided by (used for) operating activities	3,294	1,911

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(924)	(652)
Expenditures for equipment leased to others	(580)	(372)
Proceeds from disposals of leased assets and property, plant and equipment	621	755
Additions to finance receivables	(4,294)	(4,017)
Collections of finance receivables	3,981	4,161
Proceeds from sale of finance receivables	104	5
Investments and acquisitions (net of cash acquired)	(68)	(170)
Proceeds from sale of businesses and investments (net of cash sold)	21	—
Proceeds from sale of available-for-sale securities	122	90
Investments in available-for-sale securities	(131)	(81)
Other – net	(38)	6
Net cash provided by (used for) investing activities	(1,186)	(275)

Cash flow from financing activities:
Dividends paid	(565)	(527)
Distribution to noncontrolling interests	(2)	—
Common stock issued, including treasury shares reissued	96	84
Excess tax benefit from stock-based compensation	159	39
Acquisitions of noncontrolling interests	—	(26)
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Power Systems	4,530	126
– Financial Products	5,799	4,125
Payments on debt (original maturities greater than three months):
– Machinery and Power Systems	(487)	(889)
– Financial Products	(4,638)	(5,582)
Short-term borrowings – net (original maturities three months or less)	36	(136)
Net cash provided by (used for) financing activities	4,928	(2,786)
Effect of exchange rate changes on cash	87	(120)
Increase (decrease) in cash and short-term investments	7,123	(1,270)

Cash and short-term investments at beginning of period	3,592	4,867
Cash and short-term investments at end of period	$10,715	$3,597

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2011 and 2010, (b) the consolidated financial position at June 30, 2011 and December 31, 2010, (c) the consolidated changes in stockholders’ equity for the six month periods ended June 30, 2011 and 2010, and (d) the consolidated statement of cash flow for the six month periods ended June 30, 2011 and 2010.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company’s annual report on Form 10-K for the year ended December 31, 2010, as supplemented by the Company’s current report on Form 8-K filed on May 23, 2011 (2010 Form 10-K) to reflect the change in our reportable segments as discussed in Note 14.

The Company revised previously reported cash flows from operating and investing activities for the six month period ended June 30, 2010 to adjust for the impact of accrued but unpaid capital expenditures.  Cash provided by operating activities increased from the amount previously reported by $168 million for the six month period ended June 30, 2010, and cash flow from investing activities decreased by the same amount.  Management has concluded that the impact was not material to the six month period.

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

As discussed in Note 14 – Segment Information, during the first quarter of 2011, we revised our reportable segments in line with the changes to our organizational structure that were announced during 2010.  The 2010 financial information has been retrospectively adjusted to conform to the 2011 presentation.

C.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) and its components are presented in Consolidated Statement of Changes in Stockholders’ Equity.   Accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Millions of dollars)	June 30, 2011	June 30, 2010
Foreign currency translation	$863	$175
Pension and other postretirement benefits	(4,499)	(4,293)
Derivative financial instruments	36	43
Available-for-sale securities	56	30
Total accumulated other comprehensive income (loss)	$(3,544)	$(4,045)

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

Disclosures about the credit quality of financing receivables and the allowance for credit losses - In July 2010, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  Also, in April 2011, the FASB issued guidance clarifying when a restructuring of a receivable should be considered a troubled debt restructuring by providing additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  For end of period balances, the new disclosures were effective December 31, 2010 and did not have a material impact on our financial statements.  For activity during a reporting period, the disclosures were effective January 1, 2011 and did not have a material impact on our financial statements.  The disclosures related to modifications of financing receivables, as well as the guidance clarifying when a restructured receivable should be considered a troubled debt restructuring will be effective July 1, 2011, and we do not expect the adoption to have a material impact on our financial statements.  See Note 15 for additional information.

Presentation of comprehensive income – In June 2011, the FASB issued accounting guidance on the presentation of comprehensive income.  The guidance provides two options for presenting net income and other comprehensive income.  The total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance will be effective January 1, 2012 and we do not expect the adoption to have a material impact on our financial statements.

3.                                      Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock options.  We recognized pretax stock-based compensation cost in the amount of $67 million and $111 million for the three and six months ended June 30, 2011, respectively; and $97 million and $138 million for the three and six months ended June 30, 2010, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six month periods ended June 30, 2011 and 2010, respectively:

	2011		2010
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	2,722,689	$36.73	7,125,210	$22.31
RSUs	1,082,032	97.51	1,711,771	53.35
Stock options	237,906	36.73	431,271	22.31

The stock price on the date of grant was $102.13 and $57.85 for 2011 and 2010, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six month periods ended June 30, 2011 and 2010, respectively:

	Grant Year
	2011	2010
Weighted-average dividend yield	2.22%	2.32%
Weighted-average volatility	32.7%	36.4%
Range of volatilities	20.9-45.4%	35.2-51.8%
Range of risk-free interest rates	0.25-3.51%	0.32-3.61%
Weighted-average expected lives	8 years	7 years

As of June 30, 2011, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $239 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.2 years.

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

As of June 30, 2011, $68 million of deferred net gains, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

Our Machinery and Power Systems operations generally use fixed-rate debt as a source of funding.  Our objective is to minimize the cost of borrowed funds.  Our policy allows us to enter into fixed-to-floating interest rate swaps and forward rate agreements to meet that objective with the intent to designate as fair value hedges at inception of the contract all fixed-to-floating interest rate swaps.  Designation as a hedge of the fair value of our fixed-rate debt is performed to support hedge accounting.

Financial Products operations has a match-funding policy that addresses interest rate risk by aligning the interest rate profile (fixed or floating rate) of Cat Financial’s debt portfolio with the interest rate profile of their receivables portfolio within predetermined ranges on an ongoing basis. In connection with that policy, we use interest rate derivative instruments to modify the debt structure to match assets within the receivables portfolio. This matched funding reduces the volatility of margins between interest-bearing assets and interest-bearing liabilities, regardless of which direction interest rates move.

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

As of June 30, 2011, $5 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps at both Machinery and Power Systems and Financial Products.  The gains or losses associated with these swaps at the time of liquidation are amortized into earnings over the original term of the underlying hedged item.

In anticipation of issuing debt for the planned acquisition of Bucyrus International, Inc., we entered into interest rate swaps to manage our exposure to interest rate changes.  For the three and six months ended June 30, 2011, we recognized a net loss of $124 million and $149 million, respectively, included in Other income (expense) in the Consolidated Statement of Results of Operations.  These contracts were not designated as hedging instruments, and therefore, did not receive hedge accounting treatment.  The contracts were liquidated in conjunction with the debt issuance in May 2011.

Commodity Price Risk

Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to manage the commodity risk and reduce the cost of purchased materials.

Our Machinery and Power Systems operations purchase base and precious metals embedded in the components we purchase from suppliers.  Our suppliers pass on to us price changes in the commodity portion of the component cost. In addition, we are subject to price changes on energy products such as natural gas and diesel fuel purchased for operational use.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Statement of Financial Position Location	June 30, 2011	December 31, 2010
Designated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$93	$65
Machinery and Power Systems	Long-term receivables – trade and other	13	52
Machinery and Power Systems	Accrued expenses	(55)	(66)
Machinery and Power Systems	Other liabilities	(36)	(1)
Interest rate contracts
Machinery and Power Systems	Receivables – trade and other	—	1
Financial Products	Receivables – trade and other	16	14
Financial Products	Long-term receivables – trade and other	187	197
Financial Products	Accrued expenses	(7)	(18)
		$211	$244

Undesignated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$162	$120
Machinery and Power Systems	Accrued expenses	(64)	(46)
Machinery and Power Systems	Other liabilities	(53)	(58)
Financial Products	Receivables – trade and other	5	6
Financial Products	Accrued expenses	(10)	(9)
Interest rate contracts
Machinery and Power Systems	Accrued expenses	—	(6)
Financial Products	Accrued expenses	(1)	(1)
Commodity contracts
Machinery and Power Systems	Receivables – trade and other	9	17
		$48	$23

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Power Systems	Other income (expense)	$—	$—	$(1)	$1
Financial Products	Other income (expense)	42	(40)	(11)	12
		$42	$(40)	$(12)	$13

		Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Power Systems	Other income (expense)	$(1)	$1	$—	$—
Financial Products	Other income (expense)	88	(83)	141	(134)
		$87	$(82)	$141	$(134)

Cash Flow Hedges (Millions of dollars)
	Three Months Ended June 30, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(45)	Other income (expense)	$(9)	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(1)	Interest expense of Financial Products	(6)	—[1]
	$(46)		$(16)	$—

	Three Months Ended June 30, 2010
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$26	Other income (expense)	$(11)	$(1)
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	—	Interest expense of Financial Products	(15)	—[1]
	$26		$(27)	$(1)

	Six Months Ended June 30, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(18)	Other income (expense)	$9	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(1)	Interest expense of Financial Products	(12)	1[1]
	$(19)		$(4)	$1

	Six Months Ended June 30, 2010
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(73)	Other income (expense)	$(19)	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(6)	Interest expense of Financial Products	(32)	1[1]
	$(79)		$(52)	$1

[1] The classification of the ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$15	$47
Financial Products	Other income (expense)	(2)	(2)
Interest rate contracts
Machinery and Power Systems	Other income (expense)	(124)	(149)
Commodity contracts
Machinery and Power Systems	Other income (expense)	(2)	2
		$(113)	$(102)

	Classification of Gains (Losses)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$(4)	$7
Financial Products	Other income (expense)	(12)	11
Interest rate contracts
Machinery and Power Systems	Other income (expense)	—	(2)
Financial Products	Other income (expense)	—	1
Commodity contracts
Machinery and Power Systems	Other income (expense)	(7)	(3)
		$(23)	$14

Stock Repurchase Risk

Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  There were no stock repurchase derivatives outstanding for the three and six months ended June 30, 2011 or 2010.

5.                                      Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2011	December 31, 2010
Raw materials	$3,263	$2,766
Work-in-process	1,911	1,483
Finished goods	5,937	5,098
Supplies	248	240
Total inventories	$11,359	$9,587

6.                                      Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$241	$202	$439	$364
Cost of sales	198	154	359	274
Gross profit	$43	$48	$80	$90

Profit (loss)	$(17)	$—	$(34)	$(2)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	June 30, 2011	December 31, 2010
Assets:
Current assets	$411	$414
Property, plant and equipment — net	181	196
Other assets	39	39
	631	649
Liabilities:
Current liabilities	316	274
Long-term debt due after one year	51	72
Other liabilities	38	40
	405	386
Equity	$226	$263

Caterpillar’s investments in unconsolidated affiliated companies:
(Millions of dollars)
Investments in equity method companies	$103	$135
Plus: Investments in cost method companies	20	29
Total investments in unconsolidated affiliated companies	$123	$164

7.                                      Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2011
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17	$634	$(130)	$504
Intellectual property	9	311	(175)	136
Other	13	198	(81)	117
Total finite-lived intangible assets	14	1,143	(386)	757
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$1,161	$(386)	$775

		December 31, 2010
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17	$630	$(108)	$522
Intellectual property	9	306	(166)	140
Other	13	197	(72)	125
Total finite-lived intangible assets	14	1,133	(346)	787
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$1,151	$(346)	$805

Amortization expense for the three and six months ended June 30, 2011 was $22 million and $44 million, respectively.  Amortization expense for the three and six months ended June 30, 2010 was $17 million and $32 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2011	2012	2013	2014	2015	Thereafter
$87	$83	$76	$72	$67	$434

B.  Goodwill

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.  Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is greater than the fair value, there is an indication that an impairment may exist and the second step is required.  Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the goodwill impairment test is also required if an analysis of qualitative factors indicates it more likely than not that a goodwill impairment exists.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.  No goodwill was impaired during the three and six months ended June 30, 2011 or 2010.

As discussed in Note 14 – Segment Information, during the first quarter of 2011, we revised our reportable segments in line with the changes to our organizational structure that were announced during 2010.  Our reporting units did not change as a result of the changes to our reportable segments.

The changes in the carrying amount of the goodwill by reportable segment for the six months ended June 30, 2011 were as follows:

(Millions of dollars)
	Construction Industries	Resource Industries	Power Systems	Other	Consolidated Total
Balance at December 31, 2010	$357	$51	$2,077	$129	$2,614
Business divestitures[1]	—	—	—	(12)	(12)
Other adjustments[2]	6	1	1	—	8
Balance at June 30, 2011	$363	$52	$2,078	$117	$2,610

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

	June 30, 2011			December 31, 2010
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$12	$—	$12
Other U.S. and non-U.S. government bonds	77	1	78	76	1	77

Corporate bonds
Corporate bonds	500	33	533	481	30	511
Asset-backed securities	121	—	121	136	—	136

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	263	16	279	258	15	273
Residential mortgage-backed securities	38	(3)	35	43	(3)	40
Commercial mortgage-backed securities	161	5	166	164	4	168

Equity securities
Large capitalization value	118	28	146	100	22	122
Smaller company growth	23	10	33	23	8	31
Total	$1,311	$90	$1,401	$1,293	$77	$1,370

During the three and six months ended June 30, 2011, there were no charges for other-than-temporary declines in the market value of securities.  During the three and six months ended June 30, 2010, charges for other-than-temporary declines in the market value of securities were $1 million.  These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2011
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$14	$—	$18	$4	$32	$4

Mortgage-backed debt securities
Residential mortgage-backed securities	3	—	19	3	22	3
Commercial mortgage-backed securities	18	—	8	1	26	1

Equity securities
Large capitalization value	24	1	7	1	31	2
Total	$59	$1	$52	$9	$111	$10

	December 31, 2010
	Less than 12 months [1]		12 months or more [1]		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$19	$—	$19	$4	$38	$4

Mortgage-backed debt securities
Residential mortgage-backed securities	2	—	25	4	27	4
Commercial mortgage-backed securities	3	—	14	1	17	1

Equity securities
Large capitalization value	14	1	12	2	26	3
Total	$38	$1	$70	$11	$108	$12

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2011.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities and mortgage-related asset-backed securities relate primarily to the continuation of elevated housing delinquencies and default rates, risk aversion and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2011.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  U.S. equity valuations were generally lower for the three months ended June 30, 2011 as concerns linger over Europe’s debt crisis and the U.S. economy’s recovery.  In each case where unrealized losses exist, the respective company’s management is taking corrective action in order to increase shareholder value.   We do not consider these investments to be other-than-temporarily impaired as of June 30, 2011.

The fair value of the available-for-sale debt securities at June 30, 2011, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$76
Due after one year through five years	$452
Due after five years through ten years	$210
Due after ten years	$484

Sales of Securities
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2011	2010	2011	2010
Proceeds from the sale of available-for-sale securities	$56	$45	$122	$90
Gross gains from the sale of available-for-sale securities	$1	$1	$2	$1
Gross losses from the sale of available-for-sale securities	$—	$—	$1	$—

9.                                      Postretirement Benefits

A.  Pension and postretirement benefit costs

As announced in August 2010, on January 1, 2011, our retirement benefits for U.S. support and management employees began transitioning from defined benefit pension plans to defined contribution plans.  The transition date was determined for each employee based upon age and years of service or proximity to retirement.  Pension benefit accruals were frozen for certain employees on December 31, 2010, and will freeze for remaining employees on December 31, 2019.  As of these dates employees will move to the new retirement benefit that will provide a frozen pension benefit and a 401(k) plan that will include a matching contribution and a new annual employer contribution.  The plan change required a re-measurement as of August 31, 2010, which resulted in an increase in our Liability for postemployment benefits of $1.32 billion and a decrease in Accumulated other comprehensive income (loss) of $831 million net of tax.  The increase in the liability was due to a decline in the discount rate and lower than expected asset returns at the re-measurement date.  Curtailment expense of $28 million was also recognized for the three and nine months ended September 30, 2010 as a result of the plan change.

In March 2010, the Patient Protection and Affordable Care Act (the PPACA) and the Health Care and Education Reconciliation Act of 2010 (H.R. 4872) which amends certain provisions of the PPACA were signed into law.  As discussed in Note 13, the Medicare Part D retiree drug subsidies effectively become taxable beginning in 2013.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
For the three months ended:
Components of net periodic benefit cost:
Service cost	$38	$48	$28	$23	$20	$17
Interest cost	162	167	44	40	63	61
Expected return on plan assets	(199)	(190)	(50)	(49)	(17)	(23)
Amortization of:
Prior service cost (credit) [1]	5	7	—	—	(13)	(13)
Net actuarial loss (gain)	113	87	18	17	27	8
Net periodic benefit cost	119	119	40	31	80	50
Curtailments, settlements and special termination benefits [2]	—	—	9	4	—	—
Total cost included in operating profit	$119	$119	$49	$35	$80	$50
For the six months ended:
Components of net periodic benefit cost:
Service cost	$77	$97	$55	$46	$41	$33
Interest cost	324	333	87	82	126	122
Expected return on plan assets	(398)	(381)	(100)	(98)	(35)	(46)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	10	14	1	—	(27)	(27)
Net actuarial loss (gain)	226	175	36	34	54	16
Net periodic benefit cost	239	238	79	64	160	99
Curtailments, settlements and special termination benefits [2]	—	—	9	8	—	—
Total cost included in operating profit	$239	$238	$88	$72	$160	$99

Weighted-average assumptions used to determine net cost:
Discount rate	5.1%	5.7%	4.6%	4.8%	5.0%	5.6%
Expected return on plan assets	8.5%	8.5%	7.1%	7.0%	8.5%	8.5%
Rate of compensation increase	4.5%	4.5%	4.2%	4.2%	4.4%	4.4%

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

We made $104 million and $235 million of contributions to our U.S. and non-U.S. pension plans during the three and six months ended June 30, 2011, respectively. We currently anticipate full-year 2011 contributions of approximately $1 billion, most of which are voluntary contributions. We made $300 million and $548 million of contributions to our U.S. and non-U.S. pension plans during the three and six months ended June 30, 2010, respectively.

B.  Defined contribution benefit costs

From June 2009 to October 2010, we funded our employer matching contribution for certain U.S. defined contribution plans in Caterpillar stock, held as treasury stock.  For the three and six months ended June 30, 2010, we made $33 million (0.5 million shares) and $62 million (1 million shares) of matching contributions in Caterpillar stock, respectively.

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

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2011	2010	2011	2010
U.S. Plans	$50	$35	$132	$83
Non-U.S. Plans	14	9	26	16
	$64	$44	$158	$99

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

No loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2011 and December 31, 2010, the related liability was $7 million and $10 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30,	December 31,
	2011	2010
Guarantees with Caterpillar dealers	$154	$185
Guarantees with customers	158	170
Limited indemnity	14	17
Guarantees – other	30	48
Total guarantees	$356	$420

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as our guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of  June 30, 2011 and December 31, 2010, the SPC’s assets of $540 million and $365 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $540 million and $365 million, respectively are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Cat Financial’s assets are not available to pay creditors of the SPC, except to the extent Cat Financial may be obligated to perform under the guarantee, and assets of the SPC are not available to pay Cat Financial’s creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2011
Warranty liability, January 1	$1,035
Reduction in liability (payments)	(436)
Increase in liability (new warranties)	521
Warranty liability, June 30	$1,120

(Millions of dollars)	2010
Warranty liability, January 1	$1,049
Reduction in liability (payments)	(855)
Increase in liability (new warranties)	841
Warranty liability, December 31	$1,035

11.                               Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
I.	Profit (loss) for the period (A)[1]:	$1,015	$707	$2,240	$940

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	645.5	629.8	643.3	628.1
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	21.7	17.2	22.7	17.1
	Average common shares outstanding for fully diluted computation (C) [2]	667.2	647.0	666.0	645.2

III.	Profit (loss) per share of common stock:
	Assuming no dilution (A/B)	$1.57	$1.12	$3.48	$1.50
	Assuming full dilution (A/C) [2]	$1.52	$1.09	$3.36	$1.46

[1] Profit (loss) attributable to common stockholders. [2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 2,940,143 common shares were outstanding for both the three and six months ended June 30, 2011, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the three and six months ended June 30, 2010, there were outstanding SARs and stock options to purchase 12,465,174 and 25,871,262 common shares, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207. EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies. On July 28, 2011, EPA and the U.S. Department of Justice filed and lodged a civil complaint and consent decree with the U.S. District Court for the District of Columbia regarding the matter.   Caterpillar has agreed to the terms of the consent decree, which require payment of a civil penalty of $2.55 million, retirement of a small number of emissions credits and expanded defect-related reporting.  If approved by the U.S. District Court after expiration of the mandatory public comment period, the consent decree will resolve this matter.  Under the terms of the consent decree, and subject to a settlement agreement, $510,000 of the stipulated $2.55 million penalty will be paid to the California Air Resources Board relating to engines covered by the consent decree that were placed into service in California.

On February 8, 2009, an incident at Caterpillar’s Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River.  In coordination with state and federal authorities, appropriate remediation measures have been taken.  On February 23, 2009, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven counts of violations of state environmental laws and regulations.  Caterpillar settled this matter with the State of Illinois in 2010, resolving all allegations in the Complaint.  This settlement does not have a material adverse impact on our consolidated results of operations, financial position, or liquidity. In addition, on March 5, 2009, the EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action (notice), indicating the EPA’s intent to seek civil penalties for alleged violations of the Clean Water Act and Oil Pollution Act.  On January 25, 2010, the EPA issued a revised notice seeking civil penalties in the amount of $167,800.  Caterpillar settled this matter with the EPA on July 12, 2011, resolving all allegations in the notice.  This settlement does not have a material adverse impact on our consolidated results of operations, financial position, or liquidity.

In May 2010, an incident at Caterpillar’s Gosselies, Belgium facility resulted in the release of wastewater into the Perupont River.  In coordination with local authorities, appropriate remediation measures have been taken.  In January 2011, Caterpillar learned that the public prosecutor for the Belgian administrative district of Charleroi had referred the matter to an examining magistrate of the civil court of Charleroi for further investigation.  Caterpillar is cooperating with the Belgian authorities on this investigation.  At this time, it is unlikely that penalties will be assessed, and any penalties are unlikely to exceed $100,000.  Management does not believe this matter will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

13.                               Income Taxes

The provision for income taxes reflects an estimated annual effective tax rate of 29 percent for the first six months of 2011 and 2010, excluding the discrete items discussed below.   The 2011 estimated annual effective tax rate of 29 percent is higher than the comparable full-year 2010 rate of 25 percent primarily due to an expected change in our geographic mix of profits from a tax perspective.

The provision for income taxes in 2011 also includes a benefit of $113 million due to planned repatriation of non-U.S. earnings with available foreign tax credits in excess of the U.S. tax liability on the dividend offset by a $41 million increase in reserves for prior year unrecognized tax benefits.  The 2010 provision for income taxes included a charge of $90 million due to the enactment of U.S. healthcare legislation, effectively making government subsidies received for Medicare equivalent prescription drug coverage taxable, offset by a $34 million benefit related to the recognition of refund claims for prior tax years and a $26 million benefit for the release of a valuation allowance.

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

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining and quarrying applications.  Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, sales and product support.  The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, quarry and construction trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components, electronics and control systems and related parts.  In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System.  Bucyrus will become part of Resource Industries, and Bucyrus acquisition costs impacting operating profit are included in this segment.  Inter-segment sales are a source of revenue for this segment.

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

•                                          Goodwill is amortized using a fixed amount based on a twenty year useful life.  This methodology difference only impacts segment assets; no goodwill amortization expense is included in segment profit.

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

•                                          Machinery and Power Systems segment profit is determined on a pretax basis and excludes interest expense, gains and losses on interest rate swaps and other income/expense items.  Financial Products Segment profit is determined on a pretax basis and includes other income/expense items.

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 28 to 33 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit (loss), we have grouped the reconciling items as follows:

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

Reportable Segments

Three Months Ended June 30,

(Millions of dollars)

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$4,941	$124	$5,065	$126	$482	$7,133	$158
Resource Industries	3,206	284	3,490	72	796	3,600	105
Power Systems	4,918	541	5,459	129	736	7,879	132
Machinery and Power Systems	$13,065	$949	$14,014	$327	$2,014	$18,612	$395
Financial Products Segment	764	—	764	182	172	31,550	339
Total	$13,829	$949	$14,778	$509	$2,186	$50,162	$734

	2010
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$3,391	$142	$3,533	$126	$218	$6,927	$88
Resource Industries	2,095	192	2,287	70	418	3,892	44
Power Systems	3,736	388	4,124	118	594	8,321	108
Machinery and Power Systems	$9,222	$722	$9,944	$314	$1,230	$19,140	$240
Financial Products Segment	744	—	744	180	110	30,346	213
Total	$9,966	$722	$10,688	$494	$1,340	$49,486	$453

Reportable Segments

Six Months Ended June 30,

(Millions of dollars)

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$9,412	$271	$9,683	$246	$1,026	$7,133	$237
Resource Industries	5,974	558	6,532	143	1,592	3,600	161
Power Systems	9,367	1,095	10,462	265	1,436	7,879	217
Machinery and Power Systems	$24,753	$1,924	$26,677	$654	$4,054	$18,612	$615
Financial Products Segment	1,494	—	1,494	358	308	31,550	519
Total	$26,247	$1,924	$28,171	$1,012	$4,362	$50,162	$1,134

	2010
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$6,003	$302	$6,305	$254	$250	$6,927	$164
Resource Industries	3,598	346	3,944	140	645	3,892	71
Power Systems	6,677	644	7,321	226	886	8,321	182
Machinery and Power Systems	$16,278	$1,292	$17,570	$620	$1,781	$19,140	$417
Financial Products Segment	1,483	—	1,483	363	216	30,346	387
Total	$17,761	$1,292	$19,053	$983	$1,997	$49,486	$804

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2011:
Total external sales and revenues from reportable segments	$13,065	$764	$—	$13,829
All other operating segments	475	—	—	475
Other	(5)	13	(82)[1]	(74)
Total sales and revenues	$13,535	$777	$(82)	$14,230

Three Months Ended June 30, 2010:
Total external sales and revenues from reportable segments	$9,222	$744	$—	$9,966
All other operating segments	529	—	—	529
Other	(28)	9	(67)[1]	(86)
Total sales and revenues	$9,723	$753	$(67)	$10,409

1 Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2011:
Total external sales and revenues from reportable segments	$24,753	$1,494	$—	$26,247
All other operating segments	1,064	—	—	1,064
Other	(5)	23	(150)[1]	(132)
Total sales and revenues	$25,812	$1,517	$(150)	$27,179

Six Months Ended June 30, 2010:
Total external sales and revenues from reportable segments	$16,278	$1,483	$—	$17,761
All other operating segments	1,023	—	—	1,023
Other	(27)	16	(126)[1]	(137)
Total sales and revenues	$17,274	$1,499	$(126)	$18,647

1 Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Consolidated profit (loss) before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended June 30, 2011:
Total profit from reportable segments	$2,014	$172	$2,186
All other operating segments	122	—	122
Cost centers	(22)	—	(22)
Corporate costs	(298)	—	(298)
Timing	(93)	—	(93)
Methodology differences:
Inventory/cost of sales	16	—	16
Postretirement benefit expense	(166)	—	(166)
Financing costs	(89)	—	(89)
Equity in profit of unconsolidated affiliated companies	10	—	10
Currency	(93)	—	(93)
Interest rate swaps	(124)	—	(124)
Other income/expense methodology differences	(97)	—	(97)
Other methodology differences	(3)	1	(2)
Total profit (loss) before taxes	$1,177	$173	$1,350

Three Months Ended June 30, 2010:
Total profit from reportable segments	$1,230	$110	$1,340
All other operating segments	195	—	195
Cost centers	(3)	—	(3)
Corporate costs	(264)	—	(264)
Timing	(126)	—	(126)
Methodology differences:
Inventory/cost of sales	4	—	4
Postretirement benefit expense	(115)	—	(115)
Financing costs	(74)	—	(74)
Equity in profit of unconsolidated affiliated companies	4	—	4
Currency	10	—	10
Other income/expense methodology differences	(23)	—	(23)
Other methodology differences	(1)	(1)	(2)
Total profit (loss) before taxes	$837	$109	$946

Reconciliation of Consolidated profit (loss) before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Six Months Ended June 30, 2011:
Total profit from reportable segments	$4,054	$308	$4,362
All other operating segments	367	—	367
Cost centers	(2)	—	(2)
Corporate costs	(568)	—	(568)
Timing	(169)	—	(169)
Methodology differences:
Inventory/cost of sales	22	—	22
Postretirement benefit expense	(358)	—	(358)
Financing costs	(178)	—	(178)
Equity in profit of unconsolidated affiliated companies	18	—	18
Currency	(75)	—	(75)
Interest rate swaps	(149)	—	(149)
Other income/expense methodology differences	(156)	—	(156)
Other methodology differences	(4)	3	(1)
Total profit (loss) before taxes	$2,802	$311	$3,113

Six Months Ended June 30, 2010:
Total profit from reportable segments	$1,781	$216	$1,997
All other operating segments	380	—	380
Cost centers	(5)	—	(5)
Corporate costs	(470)	—	(470)
Timing	(112)	—	(112)
Methodology differences:
Inventory/cost of sales	38	—	38
Postretirement benefit expense	(243)	—	(243)
Financing costs	(169)	—	(169)
Equity in profit of unconsolidated affiliated companies	6	—	6
Currency	45	—	45
Interest rate swaps	(2)	—	(2)
Other income/expense methodology differences	(50)	—	(50)
Other methodology differences	(3)	3	—
Total profit (loss) before taxes	$1,196	$219	$1,415

Reconciliation of Assets:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2011:
Total assets from reportable segments	$18,612	$31,550	$—	$50,162
All other operating segments	1,931	—	—	1,931
Items not included in segment assets:
Cash and short-term investments	9,456	—	—	9,456
Intercompany receivables	59	—	(59)	—
Investment in Financial Products	4,471	—	(4,471)	—
Deferred income taxes	3,626	—	(398)	3,228
Goodwill, intangible assets and other assets	1,608	—	—	1,608
Operating lease methodology difference	(499)	—	—	(499)
Liabilities included in segment assets	9,662	—	—	9,662
Inventory methodology differences	(2,634)	—	—	(2,634)
Other	993	(186)	(110)	697
Total assets	$47,285	$31,364	$(5,038)	$73,611

December 31, 2010:
Total assets from reportable segments	$19,140	$30,346	$—	$49,486
All other operating segments	2,472	—	—	2,472
Items not included in segment assets:
Cash and short-term investments	1,825	—	—	1,825
Intercompany receivables	618	—	(618)	—
Investment in Financial Products	4,275	—	(4,275)	—
Deferred income taxes	3,745	—	(519)	3,226
Goodwill, intangible assets and other assets	1,511	—	—	1,511
Operating lease methodology difference	(567)	—	—	(567)
Liabilities included in segment assets	8,758	—	—	8,758
Inventory methodology differences	(2,913)	—	—	(2,913)
Other	627	(233)	(172)	222
Total assets	$39,491	$30,113	$(5,584)	$64,020

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2011:
Total depreciation and amortization from reportable segments	$327	$182	$—	$509
Items not included in segment depreciation and amortization:
All other operating segments	41	—	—	41
Cost centers	24	—	—	24
Other	23	2		25
Total depreciation and amortization	$415	$184	$—	$599

Three Months Ended June 30, 2010:
Total depreciation and amortization from reportable segments	$314	$180	$—	$494
Items not included in segment depreciation and amortization:
All other operating segments	49	—	—	49
Cost centers	25	—	—	25
Other	(9)	3	—	(6)
Total depreciation and amortization from reportable segments	$379	$183	$—	$562

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2011:
Total depreciation and amortization from reportable segments	$654	$358	$—	$1,012
Items not included in segment depreciation and amortization:
All other operating segments	86	—	—	86
Cost centers	48	—	—	48
Other	22	6		28
Total depreciation and amortization	$810	$364	$—	$1,174

Six Months Ended June 30, 2010:
Total depreciation and amortization from reportable segments	$620	$363	$—	$983
Items not included in segment depreciation and amortization:
All other operating segments	96	—	—	96
Cost centers	49	—	—	49
Other	(15)	3	—	(12)
Total depreciation and amortization	$750	$366	$—	$1,116

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2011:
Total capital expenditures from reportable segments	$395	$339	$—	$734
Items not included in segment capital expenditures:
All other operating segments	51	—	—	51
Cost centers	25	—	—	25
Timing	(74)	—	—	(74)
Other	10	22	(24)	8
Total capital expenditures	$407	$361	$(24)	$744

Three Months Ended June 30, 2010:
Total capital expenditures from reportable segments	$240	$213	$—	$453
Items not included in segment capital expenditures:
All other operating segments	39	—	—	39
Cost centers	14	—	—	14
Timing	3	—	—	3
Other	(4)	11	(30)	(23)
Total capital expenditures	$292	$224	$(30)	$486

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2011:
Total capital expenditures from reportable segments	$615	$519	$—	$1,134
Items not included in segment capital expenditures:
All other operating segments	89	—	—	89
Cost centers	41	—	—	41
Timing	240	—	—	240
Other	(10)	55	(45)	—
Total capital expenditures	$975	$574	$(45)	$1,504

Six Months Ended June 30, 2010:
Total capital expenditures from reportable segments	$417	$387	$—	$804
Items not included in segment capital expenditures:
All other operating segments	55	—	—	55
Cost centers	24	—	—	24
Timing	168	—	—	168
Other	(4)	11	(34)	(27)
Total capital expenditures	$660	$398	$(34)	$1,024

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

There were no impaired loans or finance leases as of June 30, 2011 and December 31, 2010, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was $31 million and $32 million, respectively, for the three and six months ended June 30, 2010, all of which was in the Europe finance receivable class.

Individually impaired loans and finance leases for customers were as follows:

(Millions of dollars)	As of June 30, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$114	$110	$—	$87	$87	$—
Europe	5	4	—	6	4	—
Asia Pacific	14	14	—	13	13	—
Latin America	12	12	—	3	3	—
Global Power Finance	202	202	—	174	174	—
Total	$347	$342	$—	$283	$281	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$139	$136	$29	$191	$185	$44
Europe	50	45	14	62	57	15
Asia Pacific	9	8	3	27	27	7
Latin America	47	47	11	44	43	9
Global Power Finance	123	123	26	34	33	4
Total	$368	$359	$83	$358	$345	$79

Total Impaired Loans and Finance Leases
Customer
North America	$253	$246	$29	$278	$272	$44
Europe	55	49	14	68	61	15
Asia Pacific	23	22	3	40	40	7
Latin America	59	59	11	47	46	9
Global Power Finance	325	325	26	208	207	4
Total	$715	$701	$83	$641	$626	$79

1 No related allowance for credit losses due to sufficient collateral value.

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$104	$1	$24	$—
Europe	5	—	6	—
Asia Pacific	14	—	7	—
Latin America	10	—	3	—
Global Power Finance	234	—	78	—
Total	$367	$1	$118	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$161	$2	$327	$4
Europe	53	—	94	1
Asia Pacific	17	1	48	1
Latin America	46	1	34	—
Global Power Finance	72	—	11	—
Total	$349	$4	$514	$6

Total Impaired Loans and Finance Leases
Customer
North America	$265	$3	$351	$4
Europe	58	—	100	1
Asia Pacific	31	1	55	1
Latin America	56	1	37	—
Global Power Finance	306	—	89	—
Total	$716	$5	$632	$6

1 No related allowance for credit losses due to sufficient collateral value.

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$97	$2	$23	$—
Europe	6	—	7	—
Asia Pacific	13	—	8	—
Latin America	7	—	3	—
Global Power Finance	215	1	54	—
Total	$338	$3	$95	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$173	$4	$308	$7
Europe	57	1	94	2
Asia Pacific	20	1	44	2
Latin America	47	2	33	1
Global Power Finance	63	—	14	—
Total	$360	$8	$493	$12

Total Impaired Loans and Finance Leases
Customer
North America	$270	$6	$331	$7
Europe	63	1	101	2
Asia Pacific	33	1	52	2
Latin America	54	2	36	1
Global Power Finance	278	1	68	—
Total	$698	$11	$588	$12

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

As of June 30, 2011 and December 31, 2010, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2011	December 31, 2010
Customer
North America	$183	$217
Europe	112	89
Asia Pacific	25	31
Latin America	134	139
Global Power Finance	252	163
Total	$706	$639

Past due loans and finance leases were as follows:

(Millions of dollars)
	June 30, 2011
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$93	$29	$181	$303	$5,325	$5,628	$20
Europe	47	23	132	202	2,300	2,502	28
Asia Pacific	53	23	51	127	4,022	4,149	27
Latin America	37	15	120	172	2,463	2,635	—
Global Power Finance	49	30	88	167	2,856	3,023	24
Dealer
North America	—	—	—	—	1,838	1,838	—
Europe	—	—	—	—	67	67	—
Asia Pacific	—	—	—	—	165	165	—
Latin America	—	—	—	—	428	428	—
Total	$279	$120	$572	$971	$19,464	$20,435	$99

(Millions of dollars)
	December 31, 2010
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$139	$44	$228	$411	$6,037	$6,448	$27
Europe	27	12	106	145	2,365	2,510	26
Asia Pacific	63	17	37	117	3,412	3,529	12
Latin America	44	16	144	204	2,222	2,426	1
Global Power Finance	18	17	54	89	2,978	3,067	25
Dealer
North America	—	—	—	—	1,291	1,291	—
Europe	—	—	—	—	41	41	—
Asia Pacific	—	—	—	—	151	151	—
Latin America	—	—	—	—	457	457	—
Global Power Finance	—	—	—	—	3	3	—
Total	$291	$106	$569	$966	$18,957	$19,923	$91

Allowance for credit loss activity

In estimating the allowance for credit losses, we review loans and finance leases that are past due, non-performing or in bankruptcy.

(Millions of dollars)
	June 30, 2011

Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$357	$5	$362
Provision for credit losses	81	1	82
Receivables written off	(97)	—	(97)
Recoveries on receivables previously written off	27	—	27
Adjustment due to sale of receivables	(1)	—	(1)
Foreign currency translation adjustment	6	—	6
Balance at end of period	$373	$6	$379

Allowance for Credit Losses:
Individually evaluated for impairment	$83	$—	$83
Collectively evaluated for impairment	290	6	296
Ending Balance	$373	$6	$379

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$715	$—	$715
Collectively evaluated for impairment	17,222	2,498	19,720
Ending Balance	$17,937	$2,498	$20,435

(Millions of dollars)
	December 31, 2010

Allowance for Credit Losses:			Total
Balance at beginning of year			$376
Provision for credit losses			205
Receivables written off			(288)
Recoveries on receivables previously written off			51
Adjustment to adopt consolidation of variable-interest entities			18
Balance at end of year			$362

Allowance for Credit Losses:	Customer	Dealer	Total
Individually evaluated for impairment	$79	$—	$79
Collectively evaluated for impairment	278	5	283
Ending Balance	$357	$5	$362

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$641	$—	$641
Collectively evaluated for impairment	17,339	1,943	19,282
Ending Balance	$17,980	$1,943	$19,923

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

The recorded investment of performing and non-performing finance receivables were as follows:

(Millions of dollars)

	June 30, 2011			December 31, 2010
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$5,445	$1,838	$7,283	$6,231	$1,291	$7,522
Europe	2,390	67	2,457	2,421	41	2,462
Asia Pacific	4,124	165	4,289	3,498	151	3,649
Latin America	2,501	428	2,929	2,287	457	2,744
Global Power Finance	2,771	—	2,771	2,904	3	2,907
Total Performing	$17,231	$2,498	$19,729	$17,341	$1,943	$19,284

Non-Performing
North America	$183	$—	$183	$217	$—	$217
Europe	112	—	112	89	—	89
Asia Pacific	25	—	25	31	—	31
Latin America	134	—	134	139	—	139
Global Power Finance	252	—	252	163	—	163
Total Non-Performing	$706	$—	$706	$639	$—	$639

Performing & Non-Performing
North America	$5,628	$1,838	$7,466	$6,448	$1,291	$7,739
Europe	2,502	67	2,569	2,510	41	2,551
Asia Pacific	4,149	165	4,314	3,529	151	3,680
Latin America	2,635	428	3,063	2,426	457	2,883
Global Power Finance	3,023	—	3,023	3,067	3	3,070
Total	$17,937	$2,498	$20,435	$17,980	$1,943	$19,923

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

On April 25, 2011, Cat Financial exercised a clean-up call on their only outstanding asset-backed securitization transaction.  As a result, Cat Financial had no assets or liabilities related to a consolidated SPE as of June 30, 2011.  The restricted assets (Receivables-finance, Long-term receivables-finance, Prepaid expenses and other current assets, and Other assets) of the consolidated SPEs totaled $136 million at December 31, 2010.  The liabilities (Accrued expenses and Long-term debt due within one year-Financial Products) of the consolidated SPEs totaled $73 million at December 31, 2010.

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

The remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit (loss).  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.  During 2011, the estimated redemption value decreased, resulting in adjustments to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $8 million due to this adjustment. For the six months ended June 30, 2010, the estimated redemption value decreased, resulting in an adjustment to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $18 million due to this adjustment. As of June 30, 2011, the fair value of the redeemable noncontrolling interest remained greater than the estimated redemption value.

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

With the consolidation of Cat Japan’s results of operations, 33 percent of Cat Japan’s comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit (loss).  For the six months ended June 30, 2011, the carrying value had increased by $30 million due to Cat Japan’s comprehensive income.  This resulted in an offsetting adjustment of $30 million to decrease the carrying value to the redemption value and a corresponding increase to Profit employed in the business. For the six months ended June 30, 2010, the carrying value had increased by $12 million due to Cat Japan’s comprehensive income. This resulted in an offsetting adjustment of $12 million to decrease the carrying value to the redemption value and a corresponding increase to Profit employed in the business. As Cat Japan’s functional currency is the Japanese yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  At June 30, 2011 and December 31, 2010 the redeemable noncontrolling interest was $460 million and $461 million, respectively.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of  June 30, 2011 and December 31, 2010 are summarized below:

(Millions of dollars)	June 30, 2011
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	78	—	78
Corporate bonds
Corporate bonds	—	533	—	533
Asset-backed securities	—	121	—	121
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	279	—	279
Residential mortgage-backed securities	—	35	—	35
Commercial mortgage-backed securities	—	166	—	166
Equity securities
Large capitalization value	146	—	—	146
Smaller company growth	33	—	—	33
Total available-for-sale securities	189	1,212	—	1,401
Derivative financial instruments, net	—	259	—	259
Total Assets	$189	$1,471	$—	$1,660
Liabilities
Guarantees	$—	$—	$7	$7
Total Liabilities	$—	$—	$7	$7

(Millions of dollars)	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$12	$—	$—	$12
Other U.S. and non-U.S. government bonds	—	77	—	77
Corporate bonds
Corporate bonds	—	511	—	511
Asset-backed securities	—	136	—	136
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	273	—	273
Residential mortgage-backed securities	—	40	—	40
Commercial mortgage-backed securities	—	168	—	168
Equity securities
Large capitalization value	122	—	—	122
Smaller company growth	31	—	—	31
Total available-for-sale securities	165	1,205	—	1,370
Derivative financial instruments, net	—	267	—	267
Total Assets	$165	$1,472	$—	$1,637
Liabilities
Guarantees	$—	$—	$10	$10
Total Liabilities	$—	$—	$10	$10

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2011 and 2010.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2010	$—	$10
Issuance of guarantees	—	1
Expiration of guarantees	—	(4)
Balance at June 30, 2011	$—	$7

Balance at December 31, 2009	$102	$17
Adjustment to adopt accounting for variable-interest entities	(102)	—
Issuance of guarantees	—	4
Expiration of guarantees	—	(4)
Balance at June 30, 2010	$—	$17

In addition to the amounts above, Cat Financial had impaired loans of $213 million and $171 million as of June 30, 2011 and December 31, 2010, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Please refer to the table below for the fair values of our financial instruments.

Fair Values of Financial Instruments

	June 30,		December 31,
	2011		2010
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Reference
Assets
Cash and short-term investments	$10,715	$10,715	$3,592	$3,592
Restricted cash and short-term investments	11	11	91	91
Available-for-sale securities	1,401	1,401	1,370	1,370	Note 8
Finance receivables—net (excluding finance leases1)	12,873	12,771	12,568	12,480
Wholesale inventory receivables—net (excluding finance leases1)	1,237	1,177	1,062	1,017
Foreign currency contracts—net	55	55	63	63	Note 4
Interest rate swaps—net	195	195	187	187	Note 4
Commodity contracts—net	9	9	17	17	Note 4

Liabilities
Short-term borrowings	4,368	4,368	4,056	4,056
Long-term debt (including amounts due within one year)
Machinery and Power Systems	9,110	10,075	5,000	5,968
Financial Products	20,904	21,919	19,362	20,364
Guarantees	7	7	10	10	Note 10

1       Total excluded items have a net carrying value at June 30, 2011 and December 31, 2010 of $7,644 million and $7,292 million, respectively.

18.         Business Combinations and Divestitures

Balfour Beatty’s Trackwork Business

In May 2011, we acquired 100 percent of the assets and certain liabilities of the United Kingdom trackwork business from Balfour Beatty Rail Limited for approximately $60 million.  The trackwork division specializes in the design and manufacture of special trackwork and associated products for the United Kingdom and international rail markets.  The acquisition supports our strategic initiative to expand the scope and product range of our rail business.

The transaction was financed with available cash.  Tangible assets acquired of $82 million, recorded at their fair values, included receivables of $18 million, inventory of $12 million, and property, plant and equipment of $52 million.  Liabilities assumed of $22 million, recorded at their fair values, primarily were accounts payable of $10 million and accrued expenses of $10 million.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the “Power Systems” segment in Note 14.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Carter Machinery

In March 2011, we sold 100 percent of the equity in Carter Machinery Company Inc. for $358 million.  Carter Machinery is a Caterpillar dealership headquartered in Salem, Virginia, and has operations and stores covering Virginia and nine counties in southeast West Virginia.  The current senior management of Carter Machinery, which led the buy-out of Carter Machinery from Caterpillar, remained in place.  A retired Caterpillar Vice President is CEO of Carter Machinery and the principal owner going forward.  Caterpillar had owned Carter Machinery since 1988.  Carter Machinery was the only dealership in the United States that was not independently owned.   Continued Caterpillar ownership does not align with our comprehensive business strategy.

As part of the divestiture, Cat Financial provided $348 million of financing to the buyer.  The loan is included in Receivables – finance and Long-term receivables – finance in the Consolidated Statement of Financial Position.  We recorded a pre-tax gain of $18 million included in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  The sale does not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows with Carter Machinery after the divestiture.  The sale of Carter will not have a material impact on our results of operation, financial position or cash flow.

19.         Subsequent Events

On July 8, 2011, we completed our acquisition of Bucyrus International, Inc. (Bucyrus).  Bucyrus is a designer, manufacturer and marketer of high productivity mining equipment for the surface and underground mining industries.  The acquisition was driven by our key strategic imperative to expand our leadership and support for customers in the mining industry.  The total purchase price was approximately $8.8 billion, consisting of $7.4 billion for the purchase of all outstanding shares of Bucyrus common stock at $92 per share and $1.6 billion of assumed Bucyrus debt, substantially all of which was repaid subsequent to closing, net of $0.2 billion of acquired cash.

We funded the acquisition using a mix of available cash, commercial paper borrowings and approximately $4.5 billion of long-term debt issued in May 2011.  On May 24, 2011, we issued $500 million of Floating Rate Senior Notes (Three-month USD LIBOR plus 0.10%) due in 2012 and $750 million of Floating Rate Senior Notes (Three-month USD LIBOR plus 0.17%) due in 2013.  The interest rates for the Floating Rate Senior Notes will be reset quarterly.  We also issued $750 million of 1.375% Senior Notes due in 2014, $1.25 billion of 3.90% Senior Notes due in 2021, and $1.25 billion of 5.20% Senior Notes due in 2041.  The Notes are unsecured obligations of Caterpillar and rank equally with all other unsecured indebtedness.

For the three and six months ended June 30, 2011, we recognized $204 million and $249 million, respectively, in costs related to the acquisition of Bucyrus.

Due to the limited time since the date of the acquisition, the initial accounting for this business combination is incomplete as of the date of this filing.  As such, we are not able to make certain business combination disclosures at this time including amounts to be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, including pre-acquisition contingencies, goodwill and other intangibles.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported second-quarter 2011 profit per share of $1.52, a 39-percent improvement from $1.09 in the second quarter of 2010.  Profit was $1.015 billion in the second quarter of 2011, an increase of 44 percent from $707 million in the second quarter of 2010.  Profit was $1.72 per share, excluding $204 million of expense related to the acquisition of Bucyrus, a 58-percent improvement from $1.09 in the second quarter of 2010.  Sales and revenues of $14.230 billion were up 37 percent from $10.409 billion a year ago.

Profit per share for the six months ended June 30, 2011 was $3.36 per share, an increase of $1.90 per share from a profit of $1.46 per share for the six months ended June 30, 2010.  Profit of $2.240 billion was 138 percent higher than profit of $940 million for the six months ended June 30, 2010.  Excluding $249 million of expense related to the acquisition of Bucyrus, second-quarter 2011 profit per share was $3.60, a 147-percent improvement from $1.46 per share for the six months ended June 30, 2010.  Sales and revenues for the six months ended June 30, 2011 were $27.179 billion, up $8.532 billion, or 46 percent, from the six months ended June 30, 2010.

Customer demand around the world continues to improve, and our sales and revenues in the second quarter were the highest of any previous quarter.

Highlights for the second quarter of 2011 include:

•                  Second-quarter sales and revenues of $14.230 billion were up 37 percent from the second quarter of 2010.  The improvement is a result of continued economic growth and improvement from the low levels of machine demand in the second quarter of 2010.

•                  On the 37-percent increase in sales and revenues, operating profit increased 64 percent.

•                  Profit per share was $1.52 in the second quarter of 2011, or $1.72 per share excluding Bucyrus acquisition costs.

•                  Machinery and Power Systems operating cash flow was $4.111 billion in the first half of 2011, compared with $2.525 billion in the first half of 2010.

•                  Machinery and Power Systems debt-to-capital ratio was 42.6 percent at the end of the second quarter of 2011, compared with 34.8 percent at year-end 2010.  The increase was the result of debt issued to complete the acquisition of Bucyrus.

Notes:

-          Glossary of terms is included on pages 59-61; first occurrence of terms shown in bold italics.

-          Information on non-GAAP financial measures is included on page 71.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2010

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the second quarter of 2010 (at left) and the second quarter of 2011 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Sales Volume includes the sales impact of divestitures.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Total sales and revenues were $14.230 billion in the second quarter of 2011, an increase of $3.821 billion, or 37 percent, from the second quarter of 2010.

The improvement was largely a result of $2.985 billion higher sales volume.  While sales for new equipment and after-market parts improved, the most significant increase was for new equipment.  Price realization improved $134 million, and currency impacts added $351 million.  EMD, which was acquired in the third quarter of 2010, added $342 million in sales.  Financial Products revenues improved slightly.

The improvement in sales volume occurred across the world in all geographic regions and in nearly all segments.  The volume increase was primarily the result of higher deliveries to end users.  Dealer inventory levels were up about $300 million during the quarter, while they were about flat during the second quarter of 2010.

The improvement in sales volume was partially offset by the impact of the Japan disaster as sporadic disruptions at many of our facilities and suppliers around the world negatively impacted sales by about $200 million.

Growth in the global economy increased both demand for commodities and commodity prices and was positive for mining in all regions of the world.

Construction activity continued to grow in the developing countries.  In developed countries, despite a continued weak level of construction activity, sales increased as a result of customers upgrading machine fleets and replacing some older equipment and dealers refreshing some equipment in their rental fleets.

Power Systems sales increased as a result of worldwide economic growth, strong demand for electric power, energy prices at levels that encourage continued investment and increased demand from industrial engine customers that manufacture agricultural and construction equipment.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the second quarter of 2010 (at left) and the second quarter of 2011 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other includes the operating profit impact of divestitures, consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the second quarter of 2011 was $1.601 billion compared with $977 million for the second quarter of 2010.  The improvement was primarily the result of higher sales volume and better price realization.  The improvements were partially offset by higher manufacturing costs and selling, general and administrative (SG&A) and research and development (R&D) expenses.  The Japan disaster negatively impacted operating profit by nearly $60 million, primarily due to factory and supply chain disruptions.

Manufacturing costs were up $364 million, primarily due to higher period costs related to increased production volume, wage and benefit cost increases and higher incentive compensation.  Freight costs were higher and material costs increased, primarily due to higher steel costs.  Continued improvements in variable labor efficiencies partially offset these factors.

SG&A and R&D expenses increased by $239 million, primarily due to higher costs to support product programs, higher volume, wage and benefit inflation and higher incentive compensation.

Currency had a $102 million unfavorable impact on operating profit as the benefit from $351 million on sales was more than offset by a negative $453 million impact on costs.  The unfavorable impact was primarily due to the Japanese yen.

Financial Products’ operating profit improved by $64 million.

Operating profit was negatively impacted by $31 million of Bucyrus acquisition costs, while the acquisition of EMD added $13 million to operating profit.

Short-term incentive compensation of $305 million in the second quarter of 2011 was $95 million higher than the $210 million from the second quarter of 2010.

The amount of incremental operating profit we earn on incremental sales and revenues is an important performance metric.  Sales and revenues increased $3.821 billion from the second quarter of 2010 to the second quarter of 2011, and operating profit increased $624 million. The resulting incremental operating profit rate is over 16 percent.  Excluding the acquisition of EMD and acquisition costs related to Bucyrus, incremental margin was over 18 percent.  Excluding the acquisition of EMD, acquisition costs related to Bucyrus and currency impacts, incremental margin was nearly 24 percent.

Other Profit/Loss Items

•                  Interest expense excluding Financial Products increased $9 million from the second quarter of 2010 due to debt issued to complete the acquisition of Bucyrus.

•                  Other income/expense was expense of $161 million compared with income of $50 million in the second quarter of 2010.  The unfavorable change was primarily a result of losses on interest rate swaps put in place in anticipation of issuing debt for the acquisition of Bucyrus and costs for the bridge financing facility related to the Bucyrus acquisition.  Net currency exchange gains and losses also had a negative impact.

•                  The provision for income taxes reflects an estimated annual effective tax rate of 29 percent for second quarter 2011 and 2010, excluding the discrete items discussed below. The 2011 estimated tax rate of 29 percent is higher than the comparable full year 2010 rate of 25 percent primarily due to an expected change in our geographic mix of profits from a tax perspective.

The provision for income taxes in the second quarter of 2011 includes a net benefit of $72 million due to planned repatriation of non-U.S. earnings with available foreign tax credits in excess of the U.S. tax liability on the dividend offset by an increase in reserves for prior year unrecognized tax benefits. In the second quarter of 2010, a $65 million benefit was recorded related to refund claims for prior tax years, a release of a valuation allowance, and a decrease in the 2010 estimated annual tax rate.

•                  Equity in profit/loss of unconsolidated affiliated companies negatively impacted profit by $6 million compared to the second quarter of 2010.  The change was primarily related to NC2 Global LLC, our joint venture with Navistar.

•                  Profit/loss attributable to noncontrolling interests improved profit by $19 million from the second quarter of 2010.  This change was due to lower Caterpillar Japan Ltd. (Cat Japan) profit, partially driven by the impact of the earthquake and tsunami.  We own two-thirds of Cat Japan, and one-third of its profits or losses are attributable to our partner, Mitsubishi Heavy Industries, Ltd.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Second Quarter 2011
Construction Industries[1]	$4,941	46%	$1,385	46%	$755	41%	$1,334	64%	$1,467	34%
Resource Industries[2]	3,206	53%	1,026	46%	626	21%	703	89%	851	70%
Power Systems[3]	4,918	32%	1,976	24%	647	46%	1,329	36%	966	34%
All Other Segments [4]	475	(10)%	206	(31)%	25	(24)%	160	12%	84	56%
Corporate Items and Eliminations	(5)		(5)		—		—		—
Machinery & Power Systems Sales	13,535	39%	4,588	30%	2,053	35%	3,526	53%	3,368	42%

Financial Products Segment	764	3%	432	(5)%	90	22%	111	4%	131	20%
Corporate Items and Eliminations	(69)		(49)		(6)		(6)		(8)
Financial Products Revenues	695	1%	383	(5)%	84	18%	105	(2)%	123	16%

Consolidated Sales and Revenues	$14,230	37%	$4,971	26%	$2,137	34%	$3,631	51%	$3,491	41%

Second Quarter 2010
Construction Industries[1]	$3,391		$947		$534		$813		$1,097
Resource Industries[2]	2,095		705		516		372		502
Power Systems[3]	3,736		1,596		444		975		721
All Other Segments [4]	529		299		33		143		54
Corporate Items and Eliminations	(28)		(10)		(8)		(5)		(5)
Machinery & Power Systems Sales	9,723		3,537		1,519		2,298		2,369

Financial Products Segment	744		454		74		107		109
Corporate Items and Eliminations	(58)		(52)		(3)		—		(3)
Financial Products Revenues	686		402		71		107		106

Consolidated Sales and Revenues	$10,409		$3,939		$1,590		$2,405		$2,475

1                   Does not include inter-segment sales of $124 million and $142 million for the three months ended June 30, 2011 and 2010, respectively.

2                   Does not include inter-segment sales of $284 million and $192 million for the three months ended June 30, 2011 and 2010, respectively.

3                   Does not include inter-segment sales of $541 million and $388 million for the three months ended June 30, 2011 and 2010, respectively.

4                   Does not include inter-segment sales of $839 million and $691 million for the three months ended June 30, 2011 and 2010, respectively.

Sales and Revenues by Segment

(Millions of dollars)	Second Quarter 2010	Sales Volume	Price Realization	Currency	Acquisitions	Other	Second Quarter 2011	$ Change	% Change

Construction Industries	$3,391	$1,342	$24	$184	$—	$—	$4,941	$1,550	46%
Resource Industries	2,095	992	70	49	—	—	3,206	1,111	53%
Power Systems	3,736	697	42	101	342	—	4,918	1,182	32%
All Other Segments	529	(78)	7	17	—	—	475	(54)	(10)%
Corporate Items and Eliminations	(28)	32	(9)	—	—	—	(5)	23
Machinery & Power Systems Sales	9,723	2,985	134	351	342	—	13,535	3,812	39%

Financial Products Segment	744	—	—	—	—	20	764	20	3%
Corporate Items and Eliminations	(58)	—	—	—	—	(11)	(69)	(11)
Financial Products Revenues	686	—	—	—	—	9	695	9	1%

Consolidated Sales and Revenues	$10,409	$2,985	$134	$351	$342	$9	$14,230	$3,821	37%

Operating Profit by Segment

(Millions of dollars)	Second Quarter 2011	Second Quarter 2010	$ Change	% Change
Construction Industries	$482	$218	$264	121%
Resource Industries	796	418	378	90%
Power Systems	736	594	142	24%
All Other Segments	122	195	(73)	(37)%
Corporate Items and Eliminations	(623)	(486)	(137)
Machinery & Power Systems	1,513	939	574	61%

Financial Products Segment	172	110	62	56%
Corporate Items and Eliminations	(16)	(18)	2
Financial Products	156	92	64	70%
Consolidating Adjustments	(68)	(54)	(14)
Consolidated Operating Profit	$1,601	$977	$624	64%

Construction Industries

Construction Industries’ sales were $4.941 billion in the second quarter of 2011, an increase of $1.550 billion, or 46 percent, from the second quarter of 2010.  The improvement in sales was a result of significantly higher sales volume in all geographic regions and across all major products.  The disaster in Japan negatively impacted sales by $200 million and operating profit by nearly $60 million.  In addition to volume, sales were higher as a result of currency impacts from a weaker U.S. dollar.

Continuing economic growth in most developing countries resulted in higher sales overall, and new machine sales were above or near record levels across much of the developing world.  While demand for product was strong, the supply of many excavator models, which are key products for construction across the world, is limited by our capacity.

In most developed countries, sales increased significantly despite relatively weak construction activity.  The improvement in sales was largely driven by the need for customers to upgrade machine fleets and replace older equipment and dealers refreshing some equipment in their rental fleets.  Despite the increase from a year ago, sales of new machines to customers in developed countries remain weak and below previous peak levels.  The size of rental fleets increased slightly from post-recession lows, but the average age remained near the historical high.

Construction Industries’ profit was $482 million in the second quarter of 2011 compared with $218 million in the second quarter of 2010.  The increase in profit was primarily due to higher sales volume, which included the impact of an unfavorable mix of products.  The benefit from higher sales was partially offset by increased manufacturing costs, primarily due to higher period costs related to higher production volume and several capacity expansion programs around the world, and higher R&D expense.

Resource Industries

Resource Industries’ sales were $3.206 billion in the second quarter of 2011, an increase of $1.111 billion, or 53 percent, from the second quarter of 2010.  The sales growth was driven primarily by higher sales volume with price realization and currency having a relatively small impact.

Growth in the global economy increased demand for commodities and commodity prices.  Metals prices were up nearly 30 percent, and most thermal coal prices increased more than 20 percent.  As a result, worldwide mining production continued at a high level.  Mining customers are increasing their investment, which is driving significant demand for our large mining products and higher parts sales.

Resource Industries’ profit was $796 million in the second quarter of 2011 compared with $418 million in the second quarter of 2010.  The profit improvement was primarily due to higher sales volume and improved price realization.  This improvement was partially offset by higher manufacturing costs, increased R&D expense and Bucyrus acquisition costs.

Power Systems

Power Systems’ sales were $4.918 billion in the second quarter of 2011, an increase of $1.182 billion, or 32 percent, from the second quarter of 2010.  Sales were up in all geographic regions from the low levels of the second quarter of 2010.  Most of the improvement was a result of higher sales volume and the acquisition of EMD.  Sales for electric power, industrial and petroleum applications all improved, while sales of marine engines were about flat.

Electric power has continued to improve as a result of worldwide economic growth.  Sales of industrial engines to customers that manufacture agricultural and construction equipment have improved significantly.  Strong demand for energy at price levels that encourage continued investment have resulted in higher demand for engines for petroleum applications.

Power Systems’ profit was $736 million in the second quarter of 2011 compared with $594 million in the second quarter of 2010.  The improvement was primarily due to higher sales volume, which includes the impact of an unfavorable mix of products, and improved price realization.  The improvements were partially offset by higher period manufacturing costs, increased freight costs and higher warranty and R&D expense.

The acquisition of EMD added sales of $342 million and profit of $18 million.

Financial Products Segment

Financial Products’ revenues were $764 million, an increase of $20 million, or 3 percent, from the second quarter of 2010.  The increase was primarily due to the impact from higher average earning assets and from returned or repossessed equipment, partially offset by an unfavorable impact from lower interest rates on new and existing finance receivables and a decrease in Cat Insurance revenues.

Financial Products’ profit was $172 million in the second quarter of 2011, compared with $110 million in the second quarter of 2010.  The increase was primarily due to a $21 million favorable impact from higher net yield on average earning assets, a $20 million decrease in provision expense at Cat Financial and an $11 million favorable change from returned or repossessed equipment.  These increases were partially offset by an increase in SG&A expenses (excluding provision expense at Cat Financial).

At the end of the second quarter of 2011, past dues at Cat Financial were 3.73 percent, a decrease from 3.94 percent at the end of the first quarter of 2011, 3.87 percent at the end of 2010 and 5.33 percent at the end of the second quarter of 2010.  The decrease in past dues reflects the continued improvement in the global economy.  Write-offs, net of recoveries, were $29 million for the second quarter of 2011, down from $52 million in the second quarter of 2010, and were the lowest since the third quarter of 2008.

As of June 30, 2011, Cat Financial’s allowance for credit losses totaled $382 million or 1.52 percent of net finance receivables, compared with $363 million or 1.57 percent of net finance receivables at year-end 2010.  The allowance for credit losses as of June 30, 2010, was $383 million, which was 1.70 percent of net finance receivables.

Corporate Items and Eliminations

Expense for corporate items and eliminations was $639 million in the second quarter of 2011, an increase of $135 million from the second quarter of 2010.  Corporate items and eliminations include corporate-level expenses, timing differences as some expenses are reported in segment results on a cash basis, retirement benefit costs other than service cost and inter-segment eliminations.

The change was primarily due to higher corporate-level expenses and increased retirement benefit costs not allocated to segments.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2010

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between six months ended June 30, 2010 (at left) and between six months ended June 30, 2011 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Sales Volume includes the sales impact of divestitures.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Total sales and revenues were $27.179 billion for the six months ended June 30, 2011, an increase of $8.532 billion, or 46 percent, from the six months ended June 30, 2010.

The improvement was largely a result of $7.058 billion higher sales volume.  While sales for new equipment and after-market parts improved, the most significant increase was for new equipment.  Price realization improved $429 million, and currency impacts added $445 million.  EMD, which was acquired in the third quarter of 2010, added $606 million in sales.  Financial Products revenues declined slightly.

The improvement in sales volume occurred across the world in all geographic regions and in all segments.  The volume increase was primarily the result of higher deliveries to end users.  Dealer new machine inventory levels were up over $1 billion during the first half of 2011, while they were about flat during the first half of 2010.

The improvement in sales volume was partially offset by the impact of the Japan disaster as sporadic disruptions at many of our facilities and suppliers around the world negatively impacted sales by about $200 million.

Growth in the global economy increased both demand for commodities and commodity prices and was positive for mining in all regions of the world.

Construction activity continued to grow in the developing countries.  In developed countries, despite a continued weak level of construction activity, sales increased as a result of customers upgrading machine fleets and replacing some older equipment and dealers refreshing some equipment in their rental fleets.

Power Systems sales increased as a result of worldwide economic growth, energy prices at levels that encourage continued investment, strong demand for electric power and increased demand from industrial engine customers that manufacture agricultural and construction equipment.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2010 (at left) and the six months ended June 30, 2011 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other includes the operating profit impact of divestitures, consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the six months ended June 30, of 2011 was $3.434 billion compared with $1.485 billion for the six months ended June 30, 2010.  The improvement was primarily the result of higher sales volume and better price realization.  The improvements were partially offset by higher manufacturing costs and selling, general and administrative (SG&A) and research and development (R&D) expenses. The Japan disaster negatively impacted operating profit by nearly $60 million, primarily due to factory and supply chain disruptions.

Manufacturing costs were up $583 million, primarily due to higher period costs related to increased production volume, higher incentive compensation and wage and benefit cost increases.  Freight costs were higher and material costs increased, primarily due to higher steel costs.  Continued improvements in variable labor efficiencies partially offset these factors.

SG&A and R&D expenses increased by $454 million, primarily due to higher costs to support product programs, higher incentive compensation, higher volume and wage and benefit inflation.

Currency had a $126 million unfavorable impact on operating profit as the benefit from $445 million on sales was more than offset by a negative $571 million impact on costs.  The unfavorable impact was primarily due to the Japanese yen.

Financial Products’ operating profit improved by $93 million.

Operating profit was negatively impacted by $35 million of Bucyrus acquisition costs, while the acquisition of EMD added $19 million to operating profit.

Short-term incentive compensation was $525 million for the first half of 2011 compared to $305 million in the first half of 2010.

The amount of incremental operating profit we earn on incremental sales and revenues is an important performance metric.  Sales and revenues increased $8.532 billion from the first half of 2010 to the first half of 2011, and operating profit increased $1.949 billion. The resulting incremental operating profit rate is nearly 23 percent.  Excluding the acquisition of EMD and acquisition costs related to Bucyrus, incremental margin was nearly 25 percent.  Excluding the acquisition of EMD, acquisition costs related to Bucyrus and currency impacts incremental margin was 28 percent.

Other Profit/Loss Items

•                  Interest expense excluding Financial Products decreased $6 million from the six months ended June 30, 2010.  Lower line of credit fees resulting from a reduction of global credit facilities and the impact from debt retired during the first quarter of 2011 were partially offset by interest on debt issued in May to complete the acquisition of Bucyrus.

•                  Other income/expense was expense of $144 million compared with income of $113 million in the six months ended June 30, 2010.  The unfavorable change was primarily a result of losses on interest rate swaps put in place in anticipation of issuing debt for the acquisition of Bucyrus and costs for the bridge financing facility related to the Bucyrus acquisition.  Net currency exchange gains and losses also had a negative impact.

•                  The provision for income taxes reflects an estimated annual effective tax rate of 29 percent for the first six months of 2011 and 2010, excluding the discrete items discussed below.   The 2011 estimated tax rate of 29 percent is higher than the comparable full-year 2010 rate of 25 percent primarily due to an expected change in our geographic mix of profits from a tax perspective.

The provision for income taxes for 2011 also includes a net benefit of $72 million due to planned repatriation of non-U.S. earnings with available foreign tax credits in excess of the U.S. tax liability on the dividend offset by an increase in prior year unrecognized tax benefits.   The 2010 provision for income taxes included a net charge of $30 million due to the enactment of U.S. healthcare legislation, effectively making government subsidies received for Medicare equivalent prescription drug coverage taxable, offset by refund claims for prior tax years and a release of a valuation allowance.

•                  Equity in profit/loss of unconsolidated affiliated companies negatively impacted profit by $12 million compared to the first half of 2010.  The change is primarily related to NC2 Global LLC, our joint venture with Navistar.

•                  Profit/loss attributable to noncontrolling interests improved profit by $4 million from the six months ended June 30, 2010.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Six months ended June 30, 2011
Construction Industries[1]	$9,412	57%	$2,693	65%	$1,456	59%	$2,442	84%	$2,821	32%
Resource Industries[2]	5,974	66%	1,951	66%	1,215	55%	1,286	92%	1,522	56%
Power Systems[3]	9,367	40%	3,955	40%	1,107	56%	2,523	37%	1,782	36%
All Other Segments [4]	1,064	4%	547	(5)%	57	2%	290	6%	170	40%
Corporate Items and Eliminations	(5)		(5)		—		—		—
Machinery & Power Systems Sales	25,812	49%	9,141	48%	3,835	56%	6,541	60%	6,295	39%

Financial Products Segment	1,494	1%	861	(5)%	169	13%	218	(2)%	246	18%
Corporate Items and Eliminations	(127)		(96)		(10)		(8)		(13)
Financial Products Revenues	1,367	—%	765	(5)%	159	10%	210	(5)%	233	15%

Consolidated Sales and Revenues	$27,179	46%	$9,906	42%	$3,994	54%	$6,751	56%	$6,528	38%

Six months ended June 30, 2010
Construction Industries[1]	$6,003		$1,628		$916		$1,325		$2,134
Resource Industries[2]	3,598		1,174		782		669		973
Power Systems[3]	6,677		2,817		710		1,838		1,312
All Other Segments [4]	1,023		573		56		273		121
Corporate Items and Eliminations	(27)		(10)		(8)		(5)		(4)
Machinery & Power Systems Sales	17,274		6,182		2,456		4,100		4,536

Financial Products Segment	1,483		903		149		222		209
Corporate Items and Eliminations	(110)		(99)		(5)		—		(6)
Financial Products Revenues	1,373		804		144		222		203

Consolidated Sales and Revenues	$18,647		$6,986		$2,600		$4,322		$4,739

1          Does not include inter-segment sales of $271 million and $302 million for the six months ended June 30, 2011 and 2010, respectively.

2          Does not include inter-segment sales of $558 million and $346 million  for the six months ended June 30, 2011 and 2010, respectively.

3          Does not include inter-segment sales of $1.095 billion and $644 million for the six months ended June 30, 2011 and 2010, respectively.

4          Does not include inter-segment sales of $1.635 billion and $1.298 billion for  the six months ended June 30, 2011 and 2010, respectively.

Sales and Revenues by Segment

(Millions of dollars)	Six months ended June 30, 2010	Sales Volume	Price Realization	Currency	Acquisitions	Other	Six months ended June 30, 2011	$ Change	% Change

Construction Industries	$6,003	$3,012	$144	$253	$—	$—	$9,412	$3,409	57%
Resource Industries	3,598	2,177	139	60	—	—	5,974	2,376	66%
Power Systems	6,677	1,875	98	111	606	—	9,367	2,690	40%
All Other Segments	1,023	12	8	21	—	—	1,064	41	4%
Corporate Items and Eliminations	(27)	(18)	40	—	—	—	(5)	22
Machinery & Power Systems Sales	17,274	7,058	429	445	606	—	25,812	8,538	49%

Financial Products Segment	1,483	—	—	—	—	11	1,494	11	1%
Corporate Items and Eliminations	(110)	—	—	—	—	(17)	(127)	(17)
Financial Products Revenues	1,373	—	—	—	—	(6)	1,367	(6)	—%

Consolidated Sales and Revenues	$18,647	$7,058	$429	$445	$606	$(6)	$27,179	$8,532	46%

Operating Profit by Segment

(Millions of dollars)	Six months ended June 30, 2011	Six months ended June 30, 2010	$ Change	% Change
Construction Industries	$1,026	$250	$776	310%
Resource Industries	1,592	645	947	147%
Power Systems	1,436	886	550	62%
All Other Segments	367	380	(13)	(3)%
Corporate Items and Eliminations	(1,147)	(764)	(383)
Machinery & Power Systems	3,274	1,397	1,877	134%

Financial Products Segment	308	216	92	43%
Corporate Items and Eliminations	(26)	(27)	1
Financial Products	282	189	93	49%
Consolidating Adjustments	(122)	(101)	(21)
Consolidated Operating Profit	$3,434	$1,485	$1,949	131%

Construction Industries

Construction Industries’ sales were $9.412 billion for the first six months ended June 30, 2011, an increase of $3.409 billion, or 57 percent, from the six months ended June 30, 2010.  The improvement in sales was a result of significantly higher sales volume in all geographic regions and across all major products.  In addition to volume, sales were higher as a result of currency impacts from a weaker U.S. dollar. The disaster in Japan negatively impacted sales by about $200 million and operating profit by nearly $60 million.

Continuing economic growth in most developing countries resulted in higher sales overall, and new machine sales were above or near record levels across much of the developing world.  While demand for product was strong, the supply of many excavator models, which are key products for construction across the world, is limited by our capacity.

In most developed countries, sales increased significantly despite relatively weak construction activity.  The improvement in sales was largely driven by the need for customers to upgrade machine fleets and replace older equipment and dealers refreshing some equipment in their rental fleets.  Despite the increase from a year ago, sales of new machines to customers in developed countries remain weak and below previous peak levels.  The size of rental fleets increased slightly from post-recession lows, but the average age remained near the historical high.

Construction Industries’ profit was $1.026 billion in the first half of 2011 compared with $250 million in the first half of 2010.  The increase in profit was primarily due to higher sales volume, which included the impact of an unfavorable mix of products, and better price realization.  The benefit from higher sales was partially offset by increased manufacturing costs, primarily due to higher period costs related to higher production volume and several capacity expansion programs around the world.  SG&A expenses were about flat despite the large increase in volume.

Resource Industries

Resource Industries’ sales were $5.974 billion for the six months ended June 30, 2011, an increase of $2.376 billion, or 66 percent, from the six months ended June 30, 2010.  The sales growth was driven primarily by higher sales volume with price realization and currency having a relatively small impact.

Growth in the global economy increased demand for commodities and commodity prices.  Metals prices averaged 30 percent higher and most thermal coal prices were up more than 30 percent.  As a result, worldwide mining production continued at a high level.  Mining customers are increasing their investment, which is driving significant demand for our large mining products and higher parts sales.

Resource Industries’ profit was $1.592 billion in the first half of 2011 compared with $645 million in the first half of 2010.  The profit improvement was primarily due to higher sales volume and improved price realization.  This improvement was partially offset by higher period manufacturing and material costs, increased SG&A and R&D expense and Bucyrus acquisition costs.

Power Systems

Power Systems’ sales were $9.367 billion for the six months ended June 30, 2011, an increase of $2.690 billion, or 40 percent, compared to the six months ended June 30, 2010.  Sales were up in all geographic regions from the low levels of 2010.  Most of the improvement was a result of higher sales volume and the acquisition of EMD.  Sales for petroleum, electric power, and industrial applications all improved, while sales of large marine engines were down.

Worldwide demand for energy and higher prices are encouraging customers to invest, and we are seeing stronger demand for engines and turbines for petroleum applications.  Electric power has continued to improve as a result of worldwide economic growth.  Sales of industrial engines to customers that manufacture agricultural and construction equipment have improved significantly.

Power Systems’ profit was $1.436 billion in the first half of 2011 compared with $886 million in the first half of 2010.  The improvement was primarily due to higher sales volume, which includes the impact of an unfavorable mix of products, and improved price realization.  The improvements were partially offset by higher period manufacturing costs, increased freight costs and higher R&D expense.

The acquisition of EMD added sales of $606 million and profit of $27 million.

Financial Products Segment

Financial Products’ revenues were $1.494 billion for the six months ended June 30, 2011, an increase of $11 million, or 1 percent, from the six months ended June 30, 2010.  The increase was primarily due to a favorable change from returned or repossessed equipment, higher miscellaneous net revenues and a favorable impact from higher average earning assets, partially offset by an unfavorable impact from lower interest rates on new and existing finance receivables and a decrease in Cat Insurance revenues.

Financial Products’ profit of $308 million in the first half of 2011 was up $92 million from the first half of 2010.  The increase was primarily due to a $32 million favorable impact from higher net yield on average earning assets, a $30 million favorable change from returned or repossessed equipment, a $24 million favorable impact from miscellaneous net revenue items and a $19 million decrease in provision expense at Cat Financial.  These increases were partially offset by a $25 million increase in SG&A expenses (excluding provision expense at Cat Financial).

Corporate Items and Eliminations

Expense for corporate items and eliminations was $1.173 billion, an increase of $382 million from the six months ended June 30, 2010.  Corporate items and eliminations include corporate-level expenses, timing differences as some expenses are reported in segment results on a cash basis, retirement benefit costs other than service cost and inter-segment eliminations.

The change was primarily due to an increase in the provision for warranty due to higher sales volume, increased retirement benefit costs not allocated to segments and higher corporate-level expenses.

Bucyrus International, Inc.

On July 8, 2011, we completed our acquisition of Bucyrus International, Inc. (Bucyrus).  Bucyrus is a designer, manufacturer and marketer of high productivity mining equipment for the surface and underground mining industries.  The acquisition was driven by our key strategic imperative to expand our leadership and support for customers in the mining industry.  The total purchase price was approximately $8.8 billion, consisting of $7.4 billion for the purchase of all outstanding shares of Bucyrus common stock at $92 per share and $1.6 billion of assumed Bucyrus debt, substantially all of which was repaid subsequent to closing, net of $0.2 billion of acquired cash.  We funded the acquisition using a mix of available cash, commercial paper borrowings and approximately $4.5 billion of long-term debt issued in May 2011.

Due to the limited time since the date of the acquisition, the initial accounting for this business combination is incomplete as of the date of this filing.  As such, we are not able to make certain business combination disclosures at this time including amounts to be recognized at the acquisition date for the major classes of assets acquired and liabilities assumed, including pre-acquisition contingencies, goodwill and other intangibles.

For the three and six months ended June 30, 2011, we recognized $204 million and $249 million, respectively, in costs related to the acquisition of Bucyrus.  Of the total, the most significant item was the loss on interest rate swap contracts.  In addition, we had costs for a bridge financing facility, advisory and legal costs and interest expense on newly issued debt.

	2011
(Millions of dollars)	Second Quarter	First Half
SG&A
Acquisition-related costs	$31	$35
Total operating costs	31	35

Interest expense excluding Financial Products	11	11

Other expense items
Loss on interest rate swaps	124	149
Bridge financing	38	54
Other expense	162	203

Total Acquisition Costs Impact	$204	$249

GLOSSARY OF TERMS

1.              All Other Segments — Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services for Caterpillar and other companies; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. & Canada only); the 50/50 joint venture with Navistar (NC2) which develops, manufactures and distributes on-highway trucks outside North America and India; and distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts.

2.              Bucyrus Acquisition Costs — These costs relate to losses on interest rate swaps put in place in anticipation of issuing debt for the acquisition, costs for a bridge financing facility, advisory and legal costs and interest expense on new debt.

3.              Caterpillar Japan Ltd. (Cat Japan) — A Caterpillar subsidiary formerly known as Shin Caterpillar Mitsubishi Ltd. (SCM).  SCM was a 50/50 joint venture between Caterpillar and Mitsubishi Heavy Industries Ltd. (MHI) until SCM redeemed one half of

MHI’s shares on August 1, 2008.  Caterpillar now owns 67 percent of the renamed entity.  We began consolidating Cat Japan in the fourth quarter of 2008.

4.              Consolidating Adjustments — Eliminations of transactions between Machinery and Power Systems and Financial Products.

5.              Construction Industries — A segment responsible for small and core construction machines.  Responsibility includes business strategy, product design, product management and development, manufacturing, marketing, and sales and product support.  The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers.  In addition, Construction Industries has responsibility for Power Systems and components in Japan and an integrated manufacturing cost center that supports Machinery and Power Systems businesses.

6.              Currency — With respect to sales and revenues, currency represents the translation impact on sales resulting from changes in foreign currency exchange rates versus the U.S. dollar.  With respect to operating profit, currency represents the net translation impact on sales and operating costs resulting from changes in foreign currency exchange rates versus the U.S. dollar.  Currency includes the impact on sales and operating profit for the Machinery and Power Systems lines of business only; currency impacts on Financial Products revenues and operating profit are included in the Financial Products portions of the respective analyses.  With respect to other income/expense, currency represents the effects of forward and option contracts entered into by the company to reduce the risk of fluctuations in exchange rates and the net effect of changes in foreign currency exchange rates on our foreign currency assets and liabilities for consolidated results.

7.              Debt-to-Capital Ratio — A key measure of financial strength used by both management and our credit rating agencies.  The metric is a ratio of Machinery and Power Systems debt (short-term borrowings plus long-term debt) and redeemable noncontrolling interest to the sum of Machinery and Power Systems debt, redeemable noncontrolling interest and stockholders’ equity.

8.              EAME — A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

9.              Earning Assets — Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.

10.       Financial Products Segment — Provides financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers.  Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans.  The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

11.  Latin America — Geographic region including Central and South American countries and Mexico.

12.       Machinery and Power Systems (M&PS) — Represents the aggregate total of Construction Industries, Resource Industries, Power Systems, and All Other segments and related corporate items and eliminations.

13.       Machinery and Power Systems Other Operating (Income) Expenses — Comprised primarily of gains/losses on disposal of long-lived assets, long-lived asset impairment charges, pension curtailment charges and employee redundancy costs.

14.       Manufacturing Costs — Manufacturing costs exclude the impacts of currency and represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs.  Variable manufacturing costs are defined as having a direct relationship with the volume of production.  This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines and supplies that are consumed in the manufacturing process.  Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume.  Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.

15.       Power Systems – A segment responsible for the product management, development, manufacturing, marketing, sales and product support of reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and petroleum industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services; the development, manufacturing, remanufacturing, maintenance, leasing and service of diesel-electric locomotives and components and other rail-related products and services.

16.       Price Realization – The impact of net price changes excluding currency and new product introductions.  Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

17.       Resource Industries – A segment responsible for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, quarry and construction trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components and electronics and control systems.  In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System.  Bucyrus will become a part of Resource Industries, and Bucyrus acquisition costs impacting operating profit are included in this segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Power Systems operations.  Funding for these businesses is also provided by commercial paper and long-term debt issuances.  Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from their existing portfolio.  Throughout the second quarter of 2011, we experienced favorable liquidity conditions in both our Machinery and Power Systems and Financial Products operations.  On a consolidated basis, we ended the second quarter of 2011 with $10.7 billion of cash, an increase of $7.1 billion from year-end 2010.  At June 30, 2011, we were holding more cash than needed for normal operations in preparation for funding the acquisition of Bucyrus.  Our cash balances are held in numerous locations throughout the world.  We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes.

Consolidated operating cash flow for the first half of 2011 was $3.29 billion, up from $1.91 billion for the same period a year ago.   Operating cash flow in the first half of 2011 benefited from profit of consolidated and affiliated companies of $2.27 billion and higher accounts payable, resulting primarily from higher material purchases.  Partially offsetting these items were higher inventories, primarily related to higher production in anticipation of strong sales volumes during the remainder of 2011, as well as the payment of short-term incentive compensation to employees during the first quarter of 2011.  Operating cash flow in the first half of 2010 benefited from profit of consolidated and affiliated companies of $969 million and an increase in accounts payable, reflecting higher levels of material purchases for a production ramp-up to meet increasing demand.  This was offset by an increase in inventory, also related to production ramp-up, and higher receivables.  See further discussion of operating cash flow under Machinery and Power Systems and Financial Products.

Total debt as of June 30, 2011, was $34.38 billion, an increase of $5.96 billion from year-end 2010.  Debt related to Machinery and Power Systems increased $4.21 billion in the first half of 2011 due to the issuance of $4.50 billion of debt to fund the Bucyrus acquisition, which closed on July 8, 2011.  On May 24, 2011, we issued $500 million of Floating Rate Senior Notes (Three-month USD LIBOR plus 0.10%) due in 2012 and $750 million of Floating Rate Senior Notes (Three-month USD LIBOR plus 0.17%) due in 2013.  The interest rates for the Floating Rate Senior Notes will be reset quarterly.  We also issued $750 million of 1.375% Senior Notes due in 2014, $1.25 billion of 3.90% Senior Notes due in 2021, and $1.25 billion of 5.20% Senior Notes due in 2041.  The Notes are unsecured obligations of Caterpillar and rank equally with all other unsecured indebtedness.

Debt related to Financial Products increased $1.75 billion reflecting increasing portfolio balances at Cat Financial.

We have three global credit facilities with a syndicate of banks totaling $7.23 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial to support their commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Cat Financial as of June 30, 2011 was $5.73 billion.

•                            The 364-day facility of $3.52 billion expires in September 2011.

•                            The five-year facility of $1.62 billion expires in September 2012.

•                            The four-year facility of $2.09 billion expires in September 2014.

At June 30, 2011, Caterpillar’s consolidated net worth was $17.94 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2011, Cat Financial’s covenant interest coverage ratio was 1.49 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at June 30, 2011, Cat Financial’s covenant leverage ratio was 7.41 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2011, there were no borrowings under the Credit Facility.

Our total credit commitments as of June 30, 2011 were:

	June 30, 2011
(Millions of dollars)	Consolidated	Machinery and Power Systems	Financial Products
Credit lines available:
Global credit facilities	$7,230	$1,500	$5,730
Other external	4,759	743	4,016
Total credit lines available	11,989	2,243	9,746
Less: Global credit facilities supporting commercial paper	(2,902)	—	(2,902)
Less: Utilized credit	(2,374)	(16)	(2,358)
Available credit	$6,713	$2,227	$4,486

Other consolidated credit lines with banks as of June 30, 2011 totaled $4.76 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In 2010, we entered into a bridge facility commitment letter related to the planned acquisition of Bucyrus.  The commitment letter provided for an aggregate principal amount of $8.6 billion under a one-year unsecured term loan credit facility (Bridge Facility).  Also in 2010, we entered into a Bridge Loan Agreement that contains the negotiated terms and conditions originally contemplated in the commitment letter.  As of June 30, 2011, the principal amount available under the Bridge Facility was $4.1 billion, which reflects a reduction of $4.5 billion due to the May 2011 debt issuance.  The principal amount available to Caterpillar under the Bridge Loan Agreement at June 30, 2011 is not included in the credit commitments table shown above.  The Bridge Loan Agreement was terminated on July 8, 2011, to coincide with the closing date of the Bucyrus acquisition.  During the first half of 2011 we paid $6 million in customary fees and expenses, compared with total payments of $46 million in 2010.   In July 2011, $12 million in additional fees were paid and expenses were settled on the date of the closing.

In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  While we expect continued growth in the global economy, in the event conditions deteriorate such that access to debt markets becomes unavailable, our Machinery and Power Systems operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility.  Our Financial Products operations would rely on cash flow from its existing portfolio, utilization of existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar.  In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery and Power Systems

Net cash provided by operating activities was $4.11 billion in the first half of 2011 compared with $2.53 billion in the first half of 2010.  The change was primarily due to favorable changes in receivables and increased profit, partially offset by more significant increases in inventories and short-term incentive compensation payments in 2011.  Profit of consolidated and affiliated companies in the first half of 2011 was $2.26 billion compared with $964 million for the same period a year ago.   During the first half of 2011, receivables declined primarily due to increased sales of receivables to Cat Financial to provide cash to fund the Bucyrus acquisition.  In addition, accounts payable increased, primarily reflecting higher material purchases for continued increases in production.  During the first half of 2010, we experienced sharply increased demand and a production ramp-up, resulting in an increase in accounts payable and customer advances, which was more than offset by increases in inventory and receivables.  Net cash used for investing activities in the first half of 2011 was $94 million compared with net cash used for investing activities of $1.32 billion for the same period in 2010.  The change was primarily due to loan repayments from Cat Financial, proceeds from the divestiture of Carter Machinery and higher capital expenditures in the first half of 2011, compared with net loans to Cat Financial in the first half of 2010.  Net cash provided by financing activities in the first half of 2011 was $3.60 billion, primarily a result of long-term debt issued in May 2011 to fund the Bucyrus acquisition, partially offset by payments on long-term debt and dividend payments.  During the same period in 2010, net cash used for financing activities was $1.51 billion, primarily driven by payments on long-term debt and dividend payments.

Our priorities for the use of cash are maintaining a strong financial position that helps maintain our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position – A key measure of Machinery and Power Systems’ financial strength used by both management and our credit rating agencies is Machinery and Power Systems’ debt-to-capital ratio.  Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders’ equity.  Debt also includes borrowings from Financial Products.  The debt-to-capital ratio for Machinery and Power Systems was 42.6 percent at June 30, 2011, within our target range of 35 to 45 percent, compared with 34.8 percent at December 31, 2010.  Higher debt levels due to the $4.5 billion long-term debt issuance in May 2011, partially offset by profit during the first half of 2011, contributed to the increase in the debt-to-capital ratio.

Capital to support growth – Capital expenditures during the first half of 2011 were $975 million, an increase of $315 million compared with the first half of 2010.  We expect capital expenditures to be about $3 billion in 2011, up from $1.66 billion in 2010.  At June 30, 2011, we were holding more cash than needed for normal operations in anticipation of funding the Bucyrus acquisition.  On July 8, 2011, we completed the acquisition of Bucyrus for approximately $8.8 billion. The Bucyrus transaction value consists of a payment to Bucyrus shareholders of $7.4 billion and the assumption of debt of  $1.6 billion, net of $0.2 billion of acquired cash.  The Bucyrus acquisition was funded with available cash, including the proceeds from the $4.5 billion May 2011 long-term debt issuance.  In 2011, we anticipate closing the acquisition of MWM for approximately euro 580 million.  The acquisition of MWM is expected to be funded by available cash.

Appropriately funded employee benefit plans – We contributed $235 million to our pension plans in the first half of 2011.  We currently anticipate full-year 2011 contributions of approximately $1 billion, most of which are voluntary contributions.

Paying dividends – Dividends paid totaled $565 million in the first half of 2011, representing 44 cents per share paid in both the first and second quarters.  Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter.  The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.  On June 8, 2011, we increased the quarterly cash dividend 4.5 percent to 46 cents per share payable on August 20, 2011, to stockholders of record at the close of business on July 20, 2011.

Common stock repurchases – Pursuant to the February 2007 Board-authorized stock repurchase program, which expires on December 31, 2011, $3.8 billion of the $7.5 billion authorized was spent through 2008.  The stock repurchase program has been suspended since the first quarter of 2009.  We do not currently expect to buy back stock in 2011 due to the size of the Bucyrus acquisition completed on July 8, 2011, the MWM acquisition and planned capital expenditures.  Common shares outstanding as of June 30, 2011 were approximately 646 million.

Financial Products

Financial Products operating cash flow was $563 million through the first half of 2011, compared with $370 million for the same period a year ago.  Net cash used for investing activities through the first half of 2011 was $1.51 billion, compared to $354 million source of cash for the same period in 2010. This change is primarily the result of higher additions to finance receivables at Cat Financial, partially offset by higher collections.  The increased activity is primarily due to higher purchases of trade receivables from Caterpillar and subsequent collections of those receivables.  Net cash provided by financing activities was $366 million through the first half of 2011, compared to a $1.57 billion use of cash for the same period in 2010, primarily related to higher funding requirements and lower dividends paid to Caterpillar, partially offset by the net impact of intercompany borrowings.

Cat Financial continued to experience favorable liquidity conditions and market access across all key global funding markets during the second quarter of 2011. Commercial Paper (CP) market liquidity and pricing continued to be very favorable, with $2.9 billion in CP balances outstanding at quarter-end supported by a $5.73 billion revolving credit facility.  During the second quarter of 2011, Cat Financial issued term debt in four global markets, including $966 million in the U.S., €690 million in euro, $850 million in Mexican pesos and A$130 million in Australian dollar.  To maintain a strong liquidity position, Cat Financial held cash balances at the end of the second quarter of 2011 totaling $1.2 billion.  In addition, in July 2011, Cat Financial issued RMB 2.3 billion in medium-term notes in Hong Kong to fund their financing operations in China.

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

Post-sale discount reserve — We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $791 million and $779 million as of June 30, 2011 and December 31, 2010 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 108,175 at the end of the second quarter of 2011 compared with 97,487 at the end of the second quarter of 2010, an increase of 10,688 full-time employees.  In addition, we increased the flexible workforce by 8,122 for a total increase in the global workforce of 18,810.

We increased our workforce primarily to support higher sales volume across all geographic regions.  In addition, acquisitions, primarily EMD, added 3,079 people, while the sale of Carter Machinery in the first quarter of 2011 reduced the workforce by 1,157 people.

We closed the acquisition of Bucyrus after the end of the second quarter, and, as a result, the approximately 10,000 additional employees are not included in the global workforce summary above.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207. EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies. On July 28, 2011, EPA and the U.S. Department of Justice filed and lodged a civil complaint and consent decree with the U.S. District Court for the District of Columbia regarding the matter.   Caterpillar has agreed to the terms of the consent decree, which require payment of a civil penalty of $2.55 million, retirement of a small number of emissions credits and expanded defect-related reporting.  If approved by the U.S. District Court after expiration of the mandatory public comment period, the consent decree will resolve this matter.  Under the terms of the consent decree, and subject to a settlement agreement, $510,000 of the stipulated $2.55 million penalty will be paid to the California Air Resources Board relating to engines covered by the consent decree that were placed into service in California.

On February 8, 2009, an incident at Caterpillar’s Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River.  In coordination with state and federal authorities, appropriate remediation measures have been taken.  On February 23, 2009, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven counts of violations of state environmental laws and regulations.  Caterpillar settled this matter with the State of Illinois in 2010, resolving all allegations in the Complaint.  This settlement does not have a material adverse impact on our consolidated results of operations, financial position, or liquidity. In addition, on March 5, 2009, the EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action (notice), indicating the EPA’s intent to seek civil penalties for alleged violations of the Clean Water Act and Oil Pollution Act.  On January 25, 2010, the EPA issued a revised notice seeking civil penalties in the amount of $167,800.  Caterpillar settled this matter with the EPA on July 12, 2011, resolving all allegations in the notice.  This settlement does not have a material adverse impact on our consolidated results of operations, financial position or liquidity.

In May 2010, an incident at Caterpillar’s Gosselies, Belgium facility resulted in the release of wastewater into the Perupont River.  In coordination with local authorities, appropriate remediation measures have been taken.  In January 2011, Caterpillar learned that the public prosecutor for the Belgian administrative district of Charleroi had referred the matter to an examining magistrate of the civil court of Charleroi for further investigation.  Caterpillar is cooperating with the Belgian authorities on this investigation.  At this time, it is unlikely that penalties will be assessed, and any penalties are unlikely to exceed $100,000.  Management does not believe this matter will have a material adverse impact on our consolidated results of operations, financial position or liquidity.

Retirement Benefits

We recognized pension expense of $168 million and $327 million for the three and six months ended June 30, 2011, as compared to $154 million and $310 million for the three and six months ended June 30, 2010.  Increased amortization of net actuarial losses due to lower discount rates at the end of 2010 and significant asset losses in 2008, was partially offset by a decrease in service cost due to changes in our U.S. pension plans (discussed below).  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of June 30, 2011, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $5.81 billion.  The majority of the actuarial losses are due to lower discount rates, losses from other demographic and economic assumptions over the past several years and plan asset losses.

Other postretirement benefit expense was $80 million and $160 million for the three and six months ended June 30, 2011, as compared to $50 million and $99 million for the three and six months ended June 30, 2010.  The increase in expense was primarily the result of increased amortization of net actuarial losses due to lower discount rates at the end of 2010 and changes in our health care trend assumption, partially offset by gains from lower than expected health care costs.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $1.14 billion at June 30, 2011.  These losses mainly reflect changes in our health care trend assumption and several years of declining discount rates, partially offset by gains from lower than expected health care costs.

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

In August 2010, we announced changes in our U.S. support and management pension plans.  On January 1, 2011, retirement benefits for U.S. support and management employees began transitioning from defined benefit pension plans to defined contribution plans.  The transition date was determined for each employee based upon age and years of service or proximity to retirement.  Pension benefit accruals were frozen for certain employees on December 31, 2010, and will freeze for remaining employees on December 31, 2019.  As of these dates, employees will move to the new retirement benefit that will provide a frozen pension benefit and a 401(k) plan that will include a matching contribution and a new annual employer contribution.  The plan change required a re-measurement as of August 31, 2010, which resulted in an increase in our Liability for postemployment benefits of $1.32 billion and a decrease in Accumulated other comprehensive income (loss) of $831 million net of tax.  The increase in the liability was due to a decline in the discount rate and lower than expected asset returns at the re-measurement date.  Curtailment expense of $28 million was also recognized for the three and nine months ended September 30, 2010 as a result of the plan change.

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

We made $104 million and $235 million of contributions to our U.S. and non-U.S. pension plans during the three and six months ended June 30, 2011, respectively. We currently anticipate full-year 2011 contributions of approximately $1 billion, most of which are voluntary contributions. We made $300 million and $548 million of contributions to our U.S. and non-U.S. pension plans during the three and six months ended June 30, 2010, respectively.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $21.9 billion at June 30, 2011 and $18.7 billion at December 31, 2010.  Of the total backlog, approximately $3.9 billion at June 30, 2011 and $2.8 billion at December 31, 2010 was not expected to be filled in the following twelve months.  Our backlog is generally highest in the first and second quarters because of seasonal buying trends in our industry.

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

Bucyrus-Related Profit-Per-Share Impacts

We incurred Bucyrus acquisition costs of $204 million, or $0.20 per share, and $249 million or $0.24 per share for the three and six months ended June 30, 2011, respectively.  These costs were related to losses on interest rate swaps put in place in anticipation of issuing debt for the acquisition, costs for a bridge financing facility, advisory and legal costs and interest expense on new debt.  We believe it is important to separately quantify the profit per share impact in order for our 2011 actual results to be meaningful to our readers.  Reconciliation of profit per share excluding Bucyrus impacts to the most directly comparable GAAP measure, profit per share, is as follows:

	Second Quarter 2011	First Half 2011

Profit per share	$1.52	$3.36

Profit per share Bucyrus acquisition costs	0.20	0.24

Profit per share excluding Bucyrus acquisition costs	$1.72	$3.60

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Power Systems – The Machinery and Power Systems data contained in the schedules on pages 72 to 79 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  This non-GAAP financial measure has no standardized meaning prescribed by U.S. GAAP, and therefore, is unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend this item to be considered in isolation or as a substitute for the related GAAP measure.  Caterpillar defines Machinery and Power Systems as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Power Systems information relates to the design, manufacture and marketing of our products.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

Pages 72 to 79 reconcile Machinery and Power Systems with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended June 30, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$13,535	$13,535	$—	$—
Revenues of Financial Products	695	—	777	(82)[2]
Total sales and revenues	14,230	13,535	777	(82)

Operating costs:
Cost of goods sold	10,303	10,303	—	—
Selling, general and administrative expenses	1,257	1,121	141	(5)[3]
Research and development expenses	584	584	—	—
Interest expense of Financial Products	209	—	209	—[4]
Other operating (income) expenses	276	14	271	(9)[3]
Total operating costs	12,629	12,022	621	(14)

Operating profit (loss)	1,601	1,513	156	(68)

Interest expense excluding Financial Products	90	101	—	(11)[4]
Other income (expense)	(161)	(235)	17	57[5]

Consolidated profit (loss) before taxes	1,350	1,177	173	—

Provision (benefit) for income taxes	318	273	45	—
Profit (loss) of consolidated companies	1,032	904	128	—

Equity in profit (loss) of unconsolidated affiliated companies	(10)	(10)	—	—
Equity in profit of Financial Products’ subsidiaries	—	123	—	(123)[6]

Profit (loss) of consolidated and affiliated companies	1,022	1,017	128	(123)

Less: Profit (loss) attributable to noncontrolling interests	7	2	5	—

Profit (loss) [7]	$1,015	$1,015	$123	$(123)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended June 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$9,723	$9,723	$—	$—
Revenues of Financial Products	686	—	753	(67)[2]
Total sales and revenues	10,409	9,723	753	(67)

Operating costs:
Cost of goods sold	7,372	7,372	—	—
Selling, general and administrative expenses	1,059	918	145	(4)[3]
Research and development expenses	450	450	—	—
Interest expense of Financial Products	234	—	234	—[4]
Other operating (income) expenses	317	44	282	(9)[3]
Total operating costs	9,432	8,784	661	(13)

Operating profit (loss)	977	939	92	(54)

Interest expense excluding Financial Products	81	102	—	(21)[4]
Other income (expense)	50	—	17	33[5]

Consolidated profit (loss) before taxes	946	837	109	—

Provision (benefit) for income taxes	209	193	16	—
Profit (loss) of consolidated companies	737	644	93	—

Equity in profit (loss) of unconsolidated affiliated companies	(4)	(4)	—	—
Equity in profit of Financial Products’ subsidiaries	—	90	—	(90)[6]

Profit (loss) of consolidated and affiliated companies	733	730	93	(90)

Less: Profit (loss) attributable to noncontrolling interests	26	23	3	—

Profit (loss) [7]	$707	$707	$90	$(90)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Six Months Ended June 30, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$25,812	$25,812	$—	$—
Revenues of Financial Products	1,367	—	1,517	(150)[2]
Total sales and revenues	27,179	25,812	1,517	(150)

Operating costs:
Cost of goods sold	19,360	19,360	—	—
Selling, general and administrative expenses	2,356	2,070	293	(7)[3]
Research and development expenses	1,109	1,109	—	—
Interest expense of Financial Products	412	—	413	(1)[4]
Other operating (income) expenses	508	(1)	529	(20)[3]
Total operating costs	23,745	22,538	1,235	(28)

Operating profit (loss)	3,434	3,274	282	(122)

Interest expense excluding Financial Products	177	198	—	(21)[4]
Other income (expense)	(144)	(274)	29	101[5]

Consolidated profit (loss) before taxes	3,113	2,802	311	—

Provision (benefit) for income taxes	830	747	83	—
Profit (loss) of consolidated companies	2,283	2,055	228	—

Equity in profit (loss) of unconsolidated affiliated companies	(18)	(18)	—	—
Equity in profit of Financial Products’ subsidiaries	—	220	—	(220)[6]

Profit (loss) of consolidated and affiliated companies	2,265	2,257	228	(220)

Less: Profit (loss) attributable to noncontrolling interests	25	17	8	—

Profit (loss) [7]	$2,240	$2,240	$220	$(220)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Six Months Ended June 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$17,274	$17,274	$—	$—
Revenues of Financial Products	1,373	—	1,499	(126)[2]
Total sales and revenues	18,647	17,274	1,499	(126)

Operating costs:
Cost of goods sold	13,266	13,266	—	—
Selling, general and administrative expenses	1,991	1,716	289	(14)[3]
Research and development expenses	852	852	—	—
Interest expense of Financial Products	467	—	468	(1)[4]
Other operating (income) expenses	586	43	553	(10)[3]
Total operating costs	17,162	15,877	1,310	(25)

Operating profit (loss)	1,485	1,397	189	(101)

Interest expense excluding Financial Products	183	224	—	(41)[4]
Other income (expense)	113	23	30	60[5]

Consolidated profit (loss) before taxes	1,415	1,196	219	—

Provision (benefit) for income taxes	440	395	45	—
Profit (loss) of consolidated companies	975	801	174	—

Equity in profit (loss) of unconsolidated affiliated companies	(6)	(6)	—	—
Equity in profit of Financial Products’ subsidiaries	—	169	—	(169)[6]

Profit (loss) of consolidated and affiliated companies	969	964	174	(169)

Less: Profit (loss) attributable to noncontrolling interests	29	24	5	—

Profit (loss) [7]	$940	$940	$169	$(169)

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

Caterpillar Inc.

Supplemental Data for Financial Position

At June 30, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$10,715	$9,456	$1,259	$—
Receivables – trade and other	8,916	4,527	412	3,977[2,3]
Receivables – finance	8,117	—	12,221	(4,104)[3]
Deferred and refundable income taxes	979	944	35	—
Prepaid expenses and other current assets	669	279	402	(12)[4]
Inventories	11,359	11,359	—	—
Total current assets	40,755	26,565	14,329	(139)

Property, plant and equipment – net	12,430	9,553	2,877	—
Long-term receivables – trade and other	1,023	218	233	572[2,3]
Long-term receivables – finance	11,941	—	12,543	(602)[3]
Investments in unconsolidated affiliated companies	123	123	—	—
Investments in Financial Products subsidiaries	—	4,471	—	(4,471)[5]
Noncurrent deferred and refundable income taxes	2,387	2,682	103	(398)[6]
Intangible assets	775	766	9	—
Goodwill	2,610	2,593	17	—
Other assets	1,567	314	1,253	—
Total assets	$73,611	$47,285	$31,364	$(5,038)

Liabilities
Current liabilities:
Short-term borrowings	$4,368	$358	$4,058	$(48)[7]
Accounts payable	6,858	6,699	236	(77)[8]
Accrued expenses	2,850	2,450	413	(13)[9]
Accrued wages, salaries and employee benefits	1,597	1,572	25	—
Customer advances	1,823	1,823	—	—
Dividends payable	297	297	—	—
Other current liabilities	1,629	1,229	406	(6)[6]
Long-term debt due within one year	4,088	197	3,891	—
Total current liabilities	23,510	14,625	9,029	(144)
Long-term debt due after one year	25,926	8,944	17,013	(31)[7]
Liability for postemployment benefits	7,438	7,438	—	—
Other liabilities	2,841	2,382	851	(392)[6]
Total liabilities	59,715	33,389	26,893	(567)
Commitments and contingencies
Redeemable noncontrolling interest	460	460	—	—
Stockholders’ equity
Common stock	4,165	4,165	902	(902)[5]
Treasury stock	(10,311)	(10,311)	—	—
Profit employed in the business	23,081	23,081	2,947	(2,947)[5]
Accumulated other comprehensive income (loss)	(3,544)	(3,544)	529	(529)[5]
Noncontrolling interests	45	45	93	(93)[5]
Total stockholders’ equity	13,436	13,436	4,471	(4,471)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$73,611	$47,285	$31,364	$(5,038)

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

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Six Months Ended June 30, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$2,265	$2,257	$228	$(220)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,174	810	364	—
Other	337	308	(63)	92[4]
Financial Products’ dividend in excess of profit	—	80	—	(80)[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	45	1,159	17	(1,131)[4,5]
Inventories	(1,850)	(1,850)	—	—
Accounts payable	1,056	1,083	12	(39)[4]
Accrued expenses	(41)	(12)	(28)	(1)[4]
Accrued wages, salaries and employee benefits	(91)	(88)	(3)	—
Customer advances	14	14	—	—
Other assets – net	28	89	61	(122)[4]
Other liabilities – net	357	261	(25)	121[4]
Net cash provided by (used for) operating activities	3,294	4,111	563	(1,380)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(924)	(921)	(3)	—
Expenditures for equipment leased to others	(580)	(54)	(571)	45[4]
Proceeds from disposals of leased assets and property, plant and equipment	621	72	601	(52)[4]
Additions to finance receivables	(4,294)	—	(22,361)	18,067[5,8]
Collections of finance receivables	3,981	—	20,579	(16,598)[5]
Proceeds from sale of finance receivables	104	—	104	—
Net intercompany borrowings	—	600	62	(662)[6]
Investments and acquisitions (net of cash acquired)	(68)	(68)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	21	392	11	(382)[8]
Proceeds from sale of available-for-sale securities	122	6	116	—
Investments in available-for-sale securities	(131)	(7)	(124)	—
Other – net	(38)	(114)	76	—
Net cash provided by (used for) investing activities	(1,186)	(94)	(1,510)	418
Cash flow from financing activities:
Dividends paid	(565)	(565)	(300)	300[7]
Distribution to noncontrolling interests	(2)	(2)	—	—
Common stock issued, including treasury shares reissued	96	96	—	—
Excess tax benefit from stock-based compensation	159	159	—	—
Net intercompany borrowings	—	(62)	(600)	662[6]
Proceeds from debt issued (original maturities greater than three months)	10,329	4,530	5,799	—
Payments on debt (original maturities greater than three months)	(5,125)	(487)	(4,638)	—
Short-term borrowings – net (original maturities three months or less)	36	(69)	105	—
Net cash provided by (used for) financing activities	4,928	3,600	366	962
Effect of exchange rate changes on cash	87	14	73	—
Increase (decrease) in cash and short-term investments	7,123	7,631	(508)	—
Cash and short-term investments at beginning of period	3,592	1,825	1,767	—
Cash and short-term investments at end of period	$10,715	$9,456	$1,259	$—

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

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Six Months Ended June 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$969	$964	$174	$(169)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,116	750	366	—
Other	176	201	(95)	70[4]
Financial Products’ dividend in excess of profit	—	431	—	(431)[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(1,096)	(701)	64	(459)[4,5]
Inventories	(1,020)	(1,018)	—	(2)[4]
Accounts payable	1,319	1,321	(9)	7[4]
Accrued expenses	(91)	(12)	(93)	14[4]
Accrued wages, salaries and employee benefits	413	402	11	—
Customer advances	171	171	—	—
Other assets – net	288	142	8	138[4]
Other liabilities – net	(334)	(126)	(56)	(152)[4]
Net cash provided by (used for) operating activities	1,911	2,525	370	(984)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(652)	(660)	(1)	9[4]
Expenditures for equipment leased to others	(372)	—	(397)	25[4]
Proceeds from disposals of leased assets and property, plant and equipment	755	47	724	(16)[4]
Additions to finance receivables	(4,017)	—	(11,689)	7,672[5]
Collections of finance receivables	4,161	—	11,467	(7,306)[5]
Proceeds from sale of finance receivables	5	—	5	—
Net intercompany borrowings	—	(574)	286	288[6]
Investments and acquisitions (net of cash acquired)	(170)	(138)	(32)	—
Proceeds from sale of available-for-sale securities	90	3	87	—
Investments in available-for-sale securities	(81)	(1)	(80)	—
Other – net	6	2	(16)	20[7]
Net cash provided by (used for) investing activities	(275)	(1,321)	354	692
Cash flow from financing activities:
Dividends paid	(527)	(527)	(600)	600[8]
Common stock issued, including treasury shares reissued	84	84	20	(20)[7]
Excess tax benefit from stock-based compensation	39	39	—	—
Acquisitions of noncontrolling interests	(26)	(26)	—	—
Net intercompany borrowings	—	(286)	574	(288)[6]
Proceeds from debt issued (original maturities greater than three months)	4,251	126	4,125	—
Payments on debt (original maturities greater than three months)	(6,471)	(889)	(5,582)	—
Short-term borrowings – net (original maturities three months or less)	(136)	(30)	(106)	—
Net cash provided by (used for) financing activities	(2,786)	(1,509)	(1,569)	292
Effect of exchange rate changes on cash	(120)	(34)	(86)	—
Increase (decrease) in cash and short-term investments	(1,270)	(339)	(931)	—
Cash and short-term investments at beginning of period	4,867	2,239	2,628	—
Cash and short-term investments at end of period	$3,597	$1,900	$1,697	$—

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

8             Elimination of dividend from Financial Products to Machinery and Power Systems.

Forward-looking Statements

Certain statements in this release relate to future events and expectations and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are subject to known and unknown factors that may cause Caterpillar’s actual results to be different from those expressed or implied in the forward-looking statements. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements.  All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts or trend descriptions. These statements do not guarantee future performance, and Caterpillar does not undertake to update its forward-looking statements.

It is important to note that Caterpillar’s actual results may differ materially from those described or implied in its forward-looking statements based on a number of factors, including, but not limited to: (i) global economic conditions and economic conditions in the industries and markets Caterpillar serves; (ii) government monetary or fiscal policies and government spending on infrastructure; (iii) commodity or component price increases and/or limited availability of raw materials and component products, including steel; (iv) Caterpillar’s and its customers’, dealers’ and suppliers’ ability to access and manage liquidity; (v) political and economic risks associated with our global operations, including changes in laws, regulations or government policies, currency restrictions, restrictions on repatriation of earnings, burdensome tariffs or quotas, national and international conflict, including terrorist acts and political and economic instability or civil unrest in the countries in which Caterpillar operates; (vi) Caterpillar’s and Cat Financial’s ability to maintain their respective credit ratings, material increases in either company’s cost of borrowing or an inability of either company to access capital markets; (vii) financial condition and credit worthiness of Cat Financial’s customers; (viii) inability to realize expected benefits from acquisitions and divestitures, including the acquisition of Bucyrus International, Inc.; (ix) international trade and investment policies, such as import quotas, capital controls or tariffs; (x) the possibility that Caterpillar’s introduction of Tier 4 emissions compliant machines and engines is not successful; (xi) market acceptance of Caterpillar’s products and services; (xii) effects of changes in the competitive environment, which may include decreased market share, lack of acceptance of price increases, and/or negative changes to our geographic and product mix of sales; (xiii) union disputes or other employee relations issues; (xiv) Caterpillar’s ability to successfully implement the Caterpillar Production System or other productivity initiatives; (xv) adverse changes in sourcing practices of our dealers or original equipment manufacturers; (xvi) compliance costs associated with environmental laws and regulations; (xvii) alleged or actual violations of trade or anti-corruption laws and regulations; (xviii) additional tax expense or exposure; (xix) currency fluctuations, particularly increases and decreases in the U.S. dollar against other currencies; (xx) failure of Caterpillar or Cat Financial to comply with financial covenants in their respective credit facilities; (xxi) increased funding obligations under our pension plans; (xxii) significant legal proceedings, claims, lawsuits or investigations; (xxiii) imposition of operational restrictions or compliance requirements if carbon emissions legislation and/or regulations are adopted; (xxiv) changes in accounting standards or adoption of new accounting standards; (xxv) adverse effects of natural disasters; and (xxvi) other factors described in more detail under “Item 1A.  Risk Factors” in Part I of our Form 10-K filed with the SEC on February 22, 2011 for the year ended December 31, 2010.  This filing is available on our website at www.caterpillar.com/secfilings.

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

Changes in internal control over financial reporting

During the second quarter 2011, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the second quarter 2011.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2011	8,118	$109.11	NA	NA
May 1-31, 2011	16,181	$114.74	NA	NA
June 1-30, 2011	2,821	$103.95	NA	NA
Total	27,120	$111.93

1         Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of June 30, 2011 those plans had approximately 11,600 active participants in the aggregate.  During the second quarter of 2011, approximately 208,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Item 6. Exhibits

4.1		Form of Floating Rate Senior Note due 2012 (incorporated by reference from Exhibit 4.1 to Form 8-K filed May 26, 2011).

4.2		Form of Floating Rate Senior Note due 2013 (incorporated by reference from Exhibit 4.2 to Form 8-K filed May 26, 2011).

4.3		Form of 1.375% Senior Note due 2014 (incorporated by reference from Exhibit 4.3 to Form 8-K filed May 26, 2011).

4.4		Form of 3.900% Senior Note due 2021 (incorporated by reference from Exhibit 4.4. to Form 8-K filed May 26, 2011).

4.5		Form of 5.200% Senior Note due 2041 (incorporated by reference from Exhibit 4.5 to Form 8-K filed May 26, 2011).

1	0.1	Caterpillar Inc. Executive Short-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 15, 2011).

1	0.2	Time Sharing Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed May 9, 2011).

1	1	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2011).

3	1.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3	1.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

3	2

Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

August 4, 2011	/s/ Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

August 4, 2011	/s/ Edward J. Rapp	Group President and Chief Financial Officer
(Edward J. Rapp)

August 4, 2011	/s/ James B. Buda	Senior Vice President and Chief Legal Officer
(James B. Buda)

August 4, 2011	/s/ Jananne A. Copeland	Corporate Controller and Chief Accounting Officer
(Jananne A. Copeland)