Form 10-Q
period 2011-09-30
CATERPILLAR INC
filed 2011-11-04
CIK 18230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At September 30, 2011, 646,620,369 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.

Consolidated Statement of Results of Operations

(Unaudited)

(Dollars in millions except per share data)

	Three Months Ended September 30,
	2011	2010
Sales and revenues:
Sales of Machinery and Power Systems	$15,023	$10,452
Revenues of Financial Products	693	682
Total sales and revenues	15,716	11,134

Operating costs:
Cost of goods sold	11,455	7,752
Selling, general and administrative expenses	1,360	1,148
Research and development expenses	584	510
Interest expense of Financial Products	211	227
Other operating (income) expenses	347	310
Total operating costs	13,957	9,947

Operating profit (loss)	1,759	1,187

Interest expense excluding Financial Products	112	85
Other income (expense)	(13)	1

Consolidated profit (loss) before taxes	1,634	1,103

Provision (benefit) for income taxes	474	295
Profit (loss) of consolidated companies	1,160	808

Equity in profit (loss) of unconsolidated affiliated companies	(6)	(7)

Profit (loss) of consolidated and affiliated companies	1,154	801

Less: Profit (loss) attributable to noncontrolling interests	13	9

Profit (loss) [1]	$1,141	$792

Profit (loss) per common share	$1.76	$1.25

Profit (loss) per common share — diluted [2]	$1.71	$1.22

Weighted-average common shares outstanding (millions)
- Basic	646.6	632.6
- Diluted [2]	666.0	651.6

Cash dividends declared per common share	$—	$—

1    Profit (loss) attributable to common stockholders.

2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Results of Operations

(Unaudited)

(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2011	2010
Sales and revenues:
Sales of Machinery and Power Systems	$40,835	$27,726
Revenues of Financial Products	2,060	2,055
Total sales and revenues	42,895	29,781

Operating costs:
Cost of goods sold	30,815	21,018
Selling, general and administrative expenses	3,716	3,139
Research and development expenses	1,693	1,362
Interest expense of Financial Products	623	694
Other operating (income) expenses	855	896
Total operating costs	37,702	27,109

Operating profit (loss)	5,193	2,672

Interest expense excluding Financial Products	289	268
Other income (expense)	(157)	114

Consolidated profit (loss) before taxes	4,747	2,518

Provision (benefit) for income taxes	1,304	735
Profit (loss) of consolidated companies	3,443	1,783

Equity in profit (loss) of unconsolidated affiliated companies	(24)	(13)

Profit (loss) of consolidated and affiliated companies	3,419	1,770

Less: Profit (loss) attributable to noncontrolling interests	38	38

Profit (loss) [1]	$3,381	$1,732

Profit (loss) per common share	$5.25	$2.75

Profit (loss) per common share — diluted [2]	$5.08	$2.68

Weighted-average common shares outstanding (millions)
- Basic	644.3	629.6
- Diluted [2]	666.1	647.0

Cash dividends declared per common share	$0.90	$0.86

1    Profit (loss) attributable to common stockholders.

2    Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Financial Position

(Unaudited)

(Dollars in millions)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and short-term investments	$3,229	$3,592
Receivables – trade and other	9,386	8,494
Receivables – finance	7,920	8,298
Deferred and refundable income taxes	1,122	931
Prepaid expenses and other current assets	795	908
Inventories	14,412	9,587
Total current assets	36,864	31,810
Property, plant and equipment – net	13,397	12,539
Long-term receivables – trade and other	1,283	793
Long-term receivables – finance	11,445	11,264
Investments in unconsolidated affiliated companies	121	164
Noncurrent deferred and refundable income taxes	806	2,493
Intangible assets	4,529	805
Goodwill	7,778	2,614
Other assets	1,544	1,538
Total assets	$77,767	$64,020

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Power Systems	$366	$204
Financial Products	3,548	3,852
Accounts payable	7,524	5,856
Accrued expenses	3,186	2,880
Accrued wages, salaries and employee benefits	2,062	1,670
Customer advances	2,745	1,831
Dividends payable	—	281
Other current liabilities	2,193	1,521
Long-term debt due within one year:
Machinery and Power Systems	72	495
Financial Products	3,522	3,430
Total current liabilities	25,218	22,020
Long-term debt due after one year:
Machinery and Power Systems	8,903	4,505
Financial Products	17,878	15,932
Liability for postemployment benefits	7,494	7,584
Other liabilities	3,570	2,654
Total liabilities	63,063	52,695
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	491	461
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/11 and 12/31/10 – 814,894,624) at paid-in amount	4,229	3,888
Treasury stock (9/30/11 – 168,274,255 shares; 12/31/10 – 176,071,910 shares) at cost	(10,299)	(10,397)
Profit employed in the business	24,251	21,384
Accumulated other comprehensive income (loss)	(4,019)	(4,051)
Noncontrolling interests	51	40
Total stockholders’ equity	14,213	10,864
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$77,767	$64,020

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total	Comprehensive income (loss)
Nine Months Ended September 30, 2010
Balance at December 31, 2009	$3,439	$(10,646)	$19,711	$(3,764)	$83	$8,823
Adjustment to adopt consolidation of variable interest entities[1]	—	—	(6)	3	—	(3)
Balance at January 1, 2010	$3,439	$(10,646)	$19,705	$(3,761)	$83	$8,820
Profit (loss) of consolidated and affiliated companies	—	—	1,732	—	38	1,770	$1,770
Foreign currency translation, net of tax of $51	—	—	—	(40)	14	(26)	(26)
Pension and other postretirement benefits
Current year actuarial gain (loss), net of tax of $500[3]	—	—	—	(857)	—	(857)	(857)
Amortization of actuarial (gain) loss, net of tax of $121	—	—	—	218	3	221	221
Current year prior service (cost) credit, net of tax of $1[3]	—	—	—	(1)	—	(1)	(1)
Amortization of prior service (credit) cost, net of tax of $9	—	—	—	(11)	—	(11)	(11)
Amortization of transition (asset) obligation, net of tax of $0	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $15	—	—	—	(29)	—	(29)	(29)
(Gains) losses reclassified to earnings, net of tax of $16	—	—	—	32	—	32	32
Available-for-sale securities
Gains (losses) deferred, net of tax of $23	—	—	—	35	—	35	35
(Gains) losses reclassified to earnings, net of tax of $0	—	—	—	1	—	1	1
Change in ownership from noncontrolling interests	(68)	—	—	—	(66)	(134)	—
Dividends declared	—	—	(542)	—	—	(542)	—
Common shares issued from treasury stock for stock-based compensation: 8,502,582	37	156	—	—	—	193	—
Common shares issued from treasury stock for benefit plans: 1,447,500[4]	66	27	—	—	—	93	—
Stock-based compensation expense	196	—	—	—	—	196	—
Net excess tax benefits from stock-based compensation	87	—	—	—	—	87	—
Cat Japan share redemption[2]	—	—	60	—	(34)	26	—
Balance at September 30, 2010	$3,757	$(10,463)	$20,955	$(4,412)	$38	$9,875	$1,136

Nine Months Ended September 30, 2011
Balance at December 31, 2010	$3,888	$(10,397)	$21,384	$(4,051)	$40	$10,864
Profit (loss) of consolidated and affiliated companies	—	—	3,381	—	38	3,419	3,419
Foreign currency translation, net of tax of $15	—	—	—	(244)	32	(212)	(212)
Pension and other postretirement benefits
Amortization of actuarial (gain) loss, net of tax of $158	—	—	—	300	(1)	299	299
Amortization of prior service (credit) cost, net of tax of $9	—	—	—	(15)	—	(15)	(15)
Amortization of transition (asset) obligation, net of tax of $1	—	—	—	1	—	1	1
Derivative financial instruments
Gains (losses) deferred, net of tax of $15	—	—	—	24	—	24	24
(Gains) losses reclassified to earnings, net of tax of $14	—	—	—	(21)	—	(21)	(21)
Available-for-sale securities
Gains (losses) deferred, net of tax of $8	—	—	—	(11)	—	(11)	(11)
(Gains) losses reclassified to earnings, net of tax of $0	—	—	—	(2)	—	(2)	(2)
Change in ownership from noncontrolling interests	—	—	—	—	4	4	—
Dividends declared	—	—	(581)	—	—	(581)	—
Distribution to noncontrolling interests	—	—	—	—	(3)	(3)	—
Common shares issued from treasury stock for stock-based compensation: 7,797,655	12	98	—	—	—	110	—
Stock-based compensation expense	163	—	—	—	—	163	—
Net excess tax benefits from stock-based compensation	166	—	—	—	—	166	—
Cat Japan share redemption[2]	—	—	67	—	(59)	8	—
Balance at September 30, 2011	$4,229	$(10,299)	$24,251	$(4,019)	$51	$14,213	$3,482

1        See Note 15 for additional information.

2     See Note 16 regarding the Cat Japan share redemption.

3     Changes in amounts due to plan re-measurements.  See Note 9 for additional information.

4     See Note 9 regarding shares issued for benefit plans.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.

Consolidated Statement of Cash Flow

(Unaudited)

(Millions of dollars)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$3,419	$1,770
Adjustments for non-cash items:
Depreciation and amortization	1,832	1,681
Other	558	345
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	(254)	(1,337)
Inventories	(2,716)	(2,086)
Accounts payable	1,308	1,966
Accrued expenses	134	7
Accrued wages, salaries and employee benefits	275	647
Customer advances	333	183
Other assets – net	(74)	131
Other liabilities – net	700	(360)
Net cash provided by (used for) operating activities	5,515	2,947

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,515)	(957)
Expenditures for equipment leased to others	(984)	(708)
Proceeds from disposals of leased assets and property, plant and equipment	922	1,101
Additions to finance receivables	(7,091)	(6,121)
Collections of finance receivables	6,503	6,424
Proceeds from sale of finance receivables	106	13
Investments and acquisitions (net of cash acquired)	(7,413)	(1,111)
Proceeds from sale of businesses and investments (net of cash sold)	21	—
Proceeds from sale of available-for-sale securities	180	141
Investments in available-for-sale securities	(216)	(129)
Other – net	37	130
Net cash provided by (used for) investing activities	(9,450)	(1,217)

Cash flow from financing activities:
Dividends paid	(862)	(804)
Distribution to noncontrolling interests	(3)	—
Common stock issued, including treasury shares reissued	110	193
Excess tax benefit from stock-based compensation	169	89
Acquisitions of noncontrolling interests	—	(132)
Proceeds from debt issued (original maturities greater than three months):
– Machinery and Power Systems	4,544	190
– Financial Products	8,703	5,738
Payments on debt (original maturities greater than three months):
– Machinery and Power Systems	(2,203)	(1,185)
– Financial Products	(6,080)	(8,031)
Short-term borrowings – net (original maturities three months or less)	(766)	(330)
Net cash provided by (used for) financing activities	3,612	(4,272)
Effect of exchange rate changes on cash	(40)	(60)
Increase (decrease) in cash and short-term investments	(363)	(2,602)

Cash and short-term investments at beginning of period	3,592	4,867
Cash and short-term investments at end of period	$3,229	$2,265

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2011 and 2010, (b) the consolidated financial position at September 30, 2011 and December 31, 2010, (c) the consolidated changes in stockholders’ equity for the nine month periods ended September 30, 2011 and 2010, and (d) the consolidated statement of cash flow for the nine month periods ended September 30, 2011 and 2010.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

The Company revised previously reported cash flows from operating and investing activities for the nine month period ended September 30, 2010 to adjust for the impact of accrued but unpaid capital expenditures.  Cash provided by operating activities increased from the amount previously reported by $115 million for the nine month period ended September 30, 2010, and cash flow from investing activities decreased by the same amount.  Management has concluded that the impact was not material to the nine month period.

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

C.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) and its components are presented in Consolidated Statement of Changes in Stockholders’ Equity.   Accumulated other comprehensive income (loss), net of tax, consisted of the following:

(Millions of dollars)	September 30, 2011	September 30, 2010
Foreign currency translation	$307	$564
Pension and other postretirement benefits	(4,409)	(5,089)
Derivative financial instruments	48	63
Available-for-sale securities	35	50
Total accumulated other comprehensive income (loss)	$(4,019)	$(4,412)

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

Disclosures about the credit quality of financing receivables and the allowance for credit losses - In July 2010, the FASB issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  Also, in April 2011, the FASB issued guidance clarifying when a restructuring of a receivable should be considered a troubled debt restructuring by providing additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  For end of period balances, the new disclosures were effective December 31, 2010 and did not have a material impact on our financial statements.  For activity during a reporting period, the disclosures were effective January 1, 2011 and did not have a material impact on our financial statements.  The disclosures related to modifications of financing receivables, as well as the guidance clarifying when a restructured receivable should be considered a troubled debt restructuring were effective July 1, 2011 and did not have a material impact on our financial statements.  See Note 15 for additional information.

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

3.                                      Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock-settled stock appreciation rights (SARs), restricted stock units (RSUs) and stock options.  We recognized pretax stock-based compensation cost in the amount of $52 million and $163 million for the three and nine months ended September 30, 2011, respectively; and $58 million and $196 million for the three and nine months ended September 30, 2010, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine month periods ended September 30, 2011 and 2010, respectively:

	2011		2010
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
SARs	2,722,689	$36.73	7,125,210	$22.31
RSUs	1,082,032	97.51	1,711,771	53.35
Stock options	237,906	36.73	431,271	22.31

The stock price on the date of grant was $102.13 and $57.85 for 2011 and 2010, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine month periods ended September 30, 2011 and 2010, respectively:

	Grant Year
	2011	2010
Weighted-average dividend yield	2.22%	2.32%
Weighted-average volatility	32.7%	36.4%
Range of volatilities	20.9-45.4%	35.2-51.8%
Range of risk-free interest rates	0.25-3.51%	0.32-3.61%
Weighted-average expected lives	8 years	7 years

As of September 30, 2011, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $184 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

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

As of September 30, 2011, $34 million of deferred net gains, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of September 30, 2011, $5 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps at both Machinery and Power Systems and Financial Products.  The gains or losses associated with these swaps at the time of liquidation are amortized into earnings over the original term of the previously designated hedged item.

In anticipation of issuing debt to finance our acquisition of Bucyrus International, Inc., we entered into interest rate swaps to manage our exposure to interest rate changes.  For the nine months ended September 30, 2011, we recognized a net loss of $149 million in connection with these swaps, which was included in Other income (expense) in the Consolidated Statement of Results of Operations.  The contracts were liquidated in conjunction with our issuance of senior notes in May 2011, therefore, there were no gains or losses for the three months ended September 30, 2011.  These contracts were not designated as hedging instruments, and therefore, did not receive hedge accounting treatment.

Commodity Price Risk

Commodity price movements create a degree of risk by affecting the price we must pay for certain raw material. Our policy is to use commodity forward and option contracts to manage the commodity risk and reduce the cost of purchased materials.

Our Machinery and Power Systems operations purchase base and precious metals embedded in the components we purchase from suppliers.  Our suppliers pass on a share of the price changes in the commodity portion of the component cost. In addition, we are subject to price changes on energy products such as natural gas and diesel fuel purchased for operational use.

Our objective is to minimize volatility in the price of these commodities. Our policy allows us to enter into commodity forward and option contracts to lock in the purchase price of a portion of these commodities within a five-year horizon. All such commodity forward and option contracts are undesignated.

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
		Asset (Liability) Fair Value
	Statement of Financial Position Location	September 30, 2011	December 31, 2010
Designated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$65	$65
Machinery and Power Systems	Long-term receivables – trade and other	57	52
Machinery and Power Systems	Accrued expenses	(58)	(66)
Machinery and Power Systems	Other liabilities	(4)	(1)
Interest rate contracts
Machinery and Power Systems	Receivables – trade and other	—	1
Financial Products	Receivables – trade and other	11	14
Financial Products	Long-term receivables – trade and other	258	197
Financial Products	Accrued expenses	(7)	(18)
		$322	$244

Undesignated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$81	$120
Machinery and Power Systems	Long-term receivables – trade and other	1	—
Machinery and Power Systems	Accrued expenses	(31)	(46)
Machinery and Power Systems	Other liabilities	(90)	(58)
Financial Products	Receivables – trade and other	13	6
Financial Products	Accrued expenses	(20)	(9)
Interest rate contracts
Machinery and Power Systems	Accrued expenses	—	(6)
Financial Products	Accrued expenses	(1)	(1)
Commodity contracts
Machinery and Power Systems	Receivables – trade and other	3	17
Machinery and Power Systems	Accrued expenses	(17)	—
		$(61)	$23

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Power Systems	Other income (expense)	$—	$—	$(1)	$1
Financial Products	Other income (expense)	70	(77)	59	(65)
		$70	$(77)	$58	$(64)

		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$63	$(61)	$204	$(195)
		$63	$(61)	$204	$(195)

Cash Flow Hedges (Millions of dollars)
	Three Months Ended September 30, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$62	Other income (expense)	$43	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(4)	Interest expense of Financial Products	(3)	(2)[1]
	$58		$39	$(2)

	Three Months Ended September 30, 2010
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$37	Other income (expense)	$15	$1
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(2)	Interest expense of Financial Products	(10)	(2)[1]
	$35		$4	$(1)

	Nine Months Ended September 30, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$44	Other income (expense)	$52	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(2)	—
Financial Products	(5)	Interest expense of Financial Products	(15)	(1)[1]
	$39		$35	$(1)

	Nine Months Ended September 30, 2010
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(36)	Other income (expense)	$(4)	$1
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(2)	—
Financial Products	(8)	Interest expense of Financial Products	(42)	(1)[1]
	$(44)		$(48)	$—

[1] The classification of the ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$(1)	$46
Financial Products	Other income (expense)	(10)	(12)
Interest rate contracts
Machinery and Power Systems	Other income (expense)	—	(149)
Commodity contracts
Machinery and Power Systems	Other income (expense)	(23)	(21)
		$(34)	$(136)

	Classification of Gains (Losses)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$(21)	$(14)
Financial Products	Other income (expense)	12	23
Interest rate contracts
Machinery and Power Systems	Other income (expense)	—	(2)
Financial Products	Other income (expense)	2	3
Commodity contracts
Machinery and Power Systems	Other income (expense)	10	7
		$3	$17

Stock Repurchase Risk

Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  There were no stock repurchase derivatives outstanding for the three and nine months ended September 30, 2011 or 2010.

5.                                      Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30, 2011	December 31, 2010
Raw materials	$3,649	$2,766
Work-in-process	3,020	1,483
Finished goods	7,474	5,098
Supplies	269	240
Total inventories	$14,412	$9,587

During the third quarter of 2011, we acquired $2,305 million of inventory (valued using the first-in, first-out (FIFO) method) as a result of the acquisition of Bucyrus International, Inc.  See Note 18 for details on this business combination.

6.                                      Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$302	$216	$741	$580
Cost of sales	257	171	616	445
Gross profit	$45	$45	$125	$135

Profit (loss)	$(12)	$(10)	$(46)	$(12)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	September 30, 2011[1]	December 31, 2010
Assets:
Current assets	$310	$414
Property, plant and equipment — net	172	196
Other assets	7	39
	489	649
Liabilities:
Current liabilities	202	274
Long-term debt due after one year	74	72
Other liabilities	12	40
	288	386
Equity	$201	$263

[1] The decrease is due to the sale of our ownership in NC2 Global LLC (NC2), which occurred on September 29, 2011.

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	September 30, 2011	December 31, 2010
Investments in equity method companies	$99	$135
Plus: Investments in cost method companies	22	29
Total investments in unconsolidated affiliated companies	$121	$164

7.                                      Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2011
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,929	$(173)	$2,756
Intellectual property	12	1,775	(208)	1,567
Other	11	277	(89)	188
Total finite-lived intangible assets	14	4,981	(470)	4,511
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,999	$(470)	$4,529

		December 31, 2010
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	17	$630	$(108)	$522
Intellectual property	9	306	(166)	140
Other	13	197	(72)	125
Total finite-lived intangible assets	14	1,133	(346)	787
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$1,151	$(346)	$805

During the third quarter of 2011, we acquired finite-lived intangible assets aggregating $3,941 million due to purchases of Bucyrus International, Inc. and Pyroban Group Ltd.  See Note 18 for details on these business combinations.

Amortization expense for the three and nine months ended September 30, 2011 was $91 million and $135 million, respectively.  Amortization expense for the three and nine months ended September 30, 2010 was $20 million and $52 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2011	2012	2013	2014	2015	Thereafter
$229	$376	$368	$365	$360	$2,966

B.  Goodwill

During the third quarter of 2011, we recorded goodwill of $5,286 million related to the acquisitions of Bucyrus International, Inc. and Pyroban Group Ltd.  See Note 18 for details on these business combinations.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred.  We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis.  Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill.  If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired.  If the carrying value is greater than the fair value, there is an indication that an impairment may exist and the second step is required.  Additionally, if the carrying amount of a reporting unit is zero or negative, the second step of the goodwill impairment test is also required if an analysis of qualitative factors indicates it more likely than not that a goodwill impairment exists.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit’s goodwill, the difference is recognized as an impairment loss.  No goodwill was impaired during the three and nine months ended September 30, 2011 or 2010.

As discussed in Note 14 – Segment Information, during the first quarter of 2011, we revised our reportable segments in line with the changes to our organizational structure that were announced during 2010.  Our reporting units did not change as a result of the changes to our reportable segments.

The changes in the carrying amount of the goodwill by reportable segment for the nine months ended September 30, 2011 were as follows:

(Millions of dollars)
	Construction Industries	Resource Industries	Power Systems	Other	Consolidated Total
Balance at December 31, 2010	$357	$51	$2,077	$129	$2,614
Business acquisitions[1]	—	5,263	23	—	5,286
Business divestitures[2]	—	—	—	(12)	(12)
Other adjustments[3]	24	(133)	(1)	—	(110)
Balance at September 30, 2011	$381	$5,181	$2,099	$117	$7,778

1  Purchase of Bucyrus International, Inc. and Pyroban Group Ltd.  See Note 18 for additional details.

2  Sale of Carter Machinery.  See Note 18 for additional details.

3  Other adjustments are comprised primarily of foreign currency translation.

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

	September 30, 2011			December 31, 2010
		Unrealized			Unrealized
		Pretax Net			Pretax Net
(Millions of dollars)	Cost Basis	Gains (Losses)	Fair Value	Cost Basis	Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$12	$—	$12
Other U.S. and non-U.S. government bonds	72	2	74	76	1	77

Corporate bonds
Corporate bonds	526	30	556	481	30	511
Asset-backed securities	117	(1)	116	136	—	136

Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	274	16	290	258	15	273
Residential mortgage-backed securities	36	(4)	32	43	(3)	40
Commercial mortgage-backed securities	156	1	157	164	4	168

Equity securities
Large capitalization value	116	6	122	100	22	122
Smaller company growth	21	6	27	23	8	31
Total	$1,328	$56	$1,384	$1,293	$77	$1,370

During the three and nine months ended September 30, 2011, charges for other-than-temporary declines in the market value of securities were $4 million.  During the three and nine months ended September 30, 2010, charges for other-than-temporary declines in the market value of securities were $1 million and $2 million, respectively.    These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2011
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$65	$1	$—	$—	$65	$1
Asset-backed securities	—	—	17	5	17	5

Mortgage-backed debt securities
Residential mortgage-backed securities	—	—	18	4	18	4
Commercial mortgage-backed securities	14	2	7	2	21	4

Equity securities
Large capitalization value	49	9	5	1	54	10
Small company growth	5	1	—	—	5	1
Total	$133	$13	$47	$12	$180	$25

	December 31, 2010
	Less than 12 months [1]		12 months or more [1]		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$19	$—	$19	$4	$38	$4

Mortgage-backed debt securities
Residential mortgage-backed securities	2	—	25	4	27	4
Commercial mortgage-backed securities	3	—	14	1	17	1

Equity securities
Large capitalization value	14	1	12	2	26	3
Total	$38	$1	$70	$11	$108	$12

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2011.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities and mortgage-related asset-backed securities relate primarily to the continuation of elevated housing delinquencies and default rates, risk aversion and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2011.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  U.S. equity valuations were notably lower for the three months ended September 30, 2011 due to concerns over Europe’s debt crisis and a potential global slowdown.  In each case where unrealized losses exist, we believe the respective company’s management is taking corrective action in order to increase shareholder value.   We do not consider these investments to be other-than-temporarily impaired as of September 30, 2011.

The fair value of the available-for-sale debt securities at September 30, 2011, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Fair Value
Due in one year or less	$78
Due after one year through five years	$465
Due after five years through ten years	$211
Due after ten years	$481

Sales of Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2011	2010	2011	2010
Proceeds from the sale of available-for-sale securities	$58	$51	$180	$141
Gross gains from the sale of available-for-sale securities	$1	$—	$3	$1
Gross losses from the sale of available-for-sale securities	$—	$—	$1	$—

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

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
For the three months ended:
Components of net periodic benefit cost:
Service cost	$41	$53	$28	$23	$21	$17
Interest cost	164	162	45	42	64	62
Expected return on plan assets	(200)	(193)	(50)	(50)	(18)	(24)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	—
Prior service cost (credit) [1]	5	6	1	1	(14)	(14)
Net actuarial loss (gain)	112	96	18	17	27	9
Net periodic benefit cost	122	124	42	33	81	50
Curtailments, settlements and special termination benefits [2]	—	28	—	9	—	—
Total cost included in operating profit	$122	$152	$42	$42	$81	$50
For the nine months ended:
Components of net periodic benefit cost:
Service cost	$118	$150	$83	$69	$62	$50
Interest cost	488	495	132	124	190	184
Expected return on plan assets	(598)	(574)	(150)	(148)	(53)	(70)
Amortization of:
Transition obligation (asset)	—	—	—	—	2	1
Prior service cost (credit) [1]	15	20	2	1	(41)	(41)
Net actuarial loss (gain)	338	271	54	51	81	25
Net periodic benefit cost	361	362	121	97	241	149
Curtailments, settlements and special termination benefits [2]	—	28	9	17	—	—
Total cost included in operating profit	$361	$390	$130	$114	$241	$149

Weighted-average assumptions used to determine net cost:
Discount rate	5.1%	5.6%	4.6%	4.8%	5.0%	5.6%
Expected return on plan assets	8.5%	8.5%	7.1%	7.0%	8.5%	8.5%
Rate of compensation increase	4.5%	4.5%	4.2%	4.2%	4.4%	4.4%

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

We made $105 million and $340 million of contributions to our U.S. and non-U.S. pension plans during the three and nine months ended September 30, 2011, respectively. We currently anticipate full-year 2011 contributions of approximately $440 million.  We made $409 million and $957 million of contributions to our U.S. and non-U.S. pension plans during the three and nine months ended September 30, 2010, respectively.

B.  Defined contribution benefit costs

From June 2009 to October 2010, we funded our employer matching contribution for certain U.S. defined contribution plans in Caterpillar stock, held as treasury stock.  For the three and nine months ended September 30, 2010, we made $31 million (0.5 million shares) and $93 million (1.5 million shares) of matching contributions in Caterpillar stock, respectively.

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

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2011	2010	2011	2010
U.S. Plans	$3	$77	$135	$160
Non-U.S. Plans	14	8	40	24
	$17	$85	$175	$184

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

No loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2011 and December 31, 2010, the related liability was $7 million and $10 million, respectively.  The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30,	December 31,
	2011	2010
Guarantees with Caterpillar dealers	$149	$185
Guarantees with customers	155	170
Limited indemnity	12	17
Guarantees – other	29	48
Total guarantees	$345	$420

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as our guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of  September 30, 2011 and December 31, 2010, the SPC’s assets of $579 million and $365 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $579 million and $365 million, respectively are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Cat Financial’s assets are not available to pay creditors of the SPC, except to the extent Cat Financial may be obligated to perform under the guarantee, and assets of the SPC are not available to pay Cat Financial’s creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.  During the third quarter of 2011, the increase in liability (new warranties) included approximately $177 million due to the purchase of Bucyrus.

(Millions of dollars)	2011
Warranty liability, January 1	$1,035
Reduction in liability (payments)	(673)
Increase in liability (new warranties)	933
Warranty liability, September 30	$1,295

(Millions of dollars)	2010
Warranty liability, January 1	$1,049
Reduction in liability (payments)	(855)
Increase in liability (new warranties)	841
Warranty liability, December 31	$1,035

11.                               Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
I.	Profit (loss) for the period (A)[1]:	$1,141	$792	$3,381	$1,732

II.	Determination of shares (in millions):
	Weighted-average number of common shares outstanding (B)	646.6	632.6	644.3	629.6
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	19.4	19.0	21.8	17.4
	Average common shares outstanding for fully diluted computation (C) [2]	666.0	651.6	666.1	647.0

III.	Profit (loss) per share of common stock:
	Assuming no dilution (A/B)	$1.76	$1.25	$5.25	$2.75
	Assuming full dilution (A/C) [2]	$1.71	$1.22	$5.08	$2.68

[1] Profit (loss) attributable to common stockholders. [2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 2,904,815 common shares were outstanding for both the three and nine months ended September 30, 2011, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.  For the three and nine months ended September 30, 2010, there were outstanding SARs and stock options to purchase 4,853,298 and 21,652,360 common shares, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207. EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies. On July 28, 2011, EPA and the U.S. Department of Justice filed and lodged a civil complaint and consent decree with the U.S. District Court for the District of Columbia (Court) regarding the matter.   Caterpillar has agreed to the terms of the consent decree, which require payment of a civil penalty of $2.55 million, retirement of a small number of emissions credits and expanded defect-related reporting.  On September 7, 2011, the Court entered the consent decree, making it effective on that date, and Caterpillar has paid the penalty due to the United States in accordance with the decree terms.  Under the terms of the consent decree, and subject to a settlement agreement, $510,000 of the stipulated $2.55 million penalty will be paid to the California Air Resources Board relating to engines covered by the consent decree that were placed into service in California.

On February 8, 2009, an incident at Caterpillar’s Joliet, Illinois facility resulted in the release of approximately 3,000 gallons of wastewater into the Des Plaines River.  In coordination with state and federal authorities, appropriate remediation measures have been taken.  On February 23, 2009, the Illinois Attorney General filed a Complaint in Will County Circuit Court containing seven counts of violations of state environmental laws and regulations.  Caterpillar settled this matter with the State of Illinois in 2010, resolving all allegations in the Complaint.  This settlement does not have a material adverse impact on our consolidated results of operations, financial position, or liquidity. In addition, on March 5, 2009, the EPA served Caterpillar with a Notice of Intent to file a Civil Administrative Action (notice), indicating the EPA’s intent to seek civil penalties for alleged violations of the Clean Water Act and Oil Pollution Act.  On January 25, 2010, the EPA issued a revised notice seeking civil penalties in the amount of $167,800.  Caterpillar settled this matter with the EPA on July 12, 2011, resolving all allegations in the notice.  This settlement did not have a material adverse impact on our consolidated results of operations, financial position or liquidity.

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

13.                               Income Taxes

The provision for income taxes reflects an estimated annual effective tax rate of 29 percent for the first nine months of 2011 compared to 28 percent for the first nine months of 2010, excluding the discrete items discussed below.   The 2011 estimated annual effective tax rate of 29 percent is higher than the comparable full-year 2010 rate of 25 percent primarily due to an expected change in our geographic mix of profits from a tax perspective.

The provision for income taxes for 2011 also includes a benefit of $113 million due to planned repatriation of non-U.S. earnings with available foreign tax credits in excess of the U.S. tax liability on the dividend offset by a $41 million increase in prior year unrecognized tax benefits.  The 2010 provision for income taxes included a charge of $90 million due to the enactment of U.S. healthcare legislation, effectively making government subsidies received for Medicare equivalent prescription drug coverage taxable, offset by a $34 million benefit related to the recognition of refund claims for prior tax years and a $26 million benefit for the release of a valuation allowance.

It is reasonably possible that changes in the amount of valuation allowances against deferred tax assets of certain non-U.S. entities may be required in the next twelve months.

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

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining and quarrying applications.  Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support.  The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, quarry and construction trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components and electronics and control systems.  In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System.  On July 8, 2011, the acquisition of Bucyrus was completed.  This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for electric rope shovels, draglines, hydraulic shovels, drills, highwall miners and large electric drive mining trucks to Resource Industries.  In addition, Bucyrus acquisition costs impacting operating profit are included in this segment.  Inter-segment sales are a source of revenue for this segment.

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

All Other:  Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the business strategy, product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services for Caterpillar and other companies; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. & Canada only); distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; and the 50/50 joint venture with Navistar (NC2) until it became a wholly owned subsidiary of Navistar effective September 29, 2011.  Inter-segment sales are a source of revenue for this segment.  Results for All Other operating segments are included as reconciling items between reportable segments and consolidated external reporting.

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

•                                          Currency exposures for Machinery and Power Systems are generally managed at the corporate level and the effects of changes in exchange rates on results of operations within the year are not included in segment profit.  The net difference created in the translation of revenues and costs between exchange rates used for U.S. GAAP reporting and exchange rates used for segment reporting are recorded as a methodology difference.

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

Reportable Segments

Three Months Ended September 30,

(Millions of dollars)

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at Sept. 30	Capital expenditures
Construction Industries	$4,900	$162	$5,062	$136	$496	$7,390	$234
Resource Industries	4,599	290	4,889	155	745	14,903	159
Power Systems	5,075	600	5,675	133	794	8,216	279
Machinery and Power Systems	$14,574	$1,052	$15,626	$424	$2,035	$30,509	$672
Financial Products Segment	757	—	757	177	145	31,116	311
Total	$15,331	$1,052	$16,383	$601	$2,180	$61,625	$983

	2010
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at Dec. 31	Capital expenditures
Construction Industries	$3,466	$179	$3,645	$123	$246	$6,927	$124
Resource Industries	2,262	206	2,468	70	538	3,892	68
Power Systems	4,196	485	4,681	132	694	8,321	92
Machinery and Power Systems	$9,924	$870	$10,794	$325	$1,478	$19,140	$284
Financial Products Segment	737	—	737	175	108	30,346	290
Total	$10,661	$870	$11,531	$500	$1,586	$49,486	$574

Reportable Segments

Nine Months Ended September 30,

(Millions of dollars)

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at Sept. 30	Capital expenditures
Construction Industries	$14,312	$433	$14,745	$382	$1,522	$7,390	$471
Resource Industries	10,573	848	11,421	298	2,337	14,903	320
Power Systems	14,442	1,695	16,137	398	2,230	8,216	496
Machinery and Power Systems	$39,327	$2,976	$42,303	$1,078	$6,089	$30,509	$1,287
Financial Products Segment	2,251	—	2,251	535	453	31,116	830
Total	$41,578	$2,976	$44,554	$1,613	$6,542	$61,625	$2,117

	2010
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at Dec. 31	Capital expenditures
Construction Industries	$9,469	$481	$9,950	$377	$496	$6,927	$288
Resource Industries	5,860	552	6,412	210	1,183	3,892	139
Power Systems	10,873	1,129	12,002	358	1,580	8,321	274
Machinery and Power Systems	$26,202	$2,162	$28,364	$945	$3,259	$19,140	$701
Financial Products Segment	2,220	—	2,220	538	324	30,346	677
Total	$28,422	$2,162	$30,584	$1,483	$3,583	$49,486	$1,378

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2011:
Total external sales and revenues from reportable segments	$14,574	$757	$—	$15,331
All other operating segments	461	—	—	461
Other	(12)	17	(81)[1]	(76)
Total sales and revenues	$15,023	$774	$(81)	$15,716

Three Months Ended September 30, 2010:
Total external sales and revenues from reportable segments	$9,924	$737	$—	$10,661
All other operating segments	550	—	—	550
Other	(22)	12	(67)[1]	(77)
Total sales and revenues	$10,452	$749	$(67)	$11,134

1 Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2011:
Total external sales and revenues from reportable segments	$39,327	$2,251	$—	$41,578
All other operating segments	1,525	—	—	1,525
Other	(17)	40	(231)[1]	(208)
Total sales and revenues	$40,835	$2,291	$(231)	$42,895

Nine Months Ended September 30, 2010:
Total external sales and revenues from reportable segments	$26,202	$2,220	$—	$28,422
All other operating segments	1,573	—	—	1,573
Other	(49)	28	(193)[1]	(214)
Total sales and revenues	$27,726	$2,248	$(193)	$29,781

1 Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Consolidated profit (loss) before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended September 30, 2011:
Total profit from reportable segments	$2,035	$145	$2,180
All other operating segments	234	—	234
Cost centers	30	—	30
Corporate costs	(332)	—	(332)
Timing	12	—	12
Methodology differences:
Inventory/cost of sales	(21)	—	(21)
Postretirement benefit expense	(110)	—	(110)
Financing costs	(116)	—	(116)
Equity in profit of unconsolidated affiliated companies	6	—	6
Currency	(188)	—	(188)
Other income/expense methodology differences	(54)	—	(54)
Other methodology differences	(7)	—	(7)
Total profit (loss) before taxes	$1,489	$145	$1,634

Three Months Ended September 30, 2010:
Total profit from reportable segments	$1,478	$108	$1,586
All other operating segments	200	—	200
Cost centers	(3)	—	(3)
Corporate costs	(238)	—	(238)
Timing	(97)	—	(97)
Methodology differences:
Postretirement benefit expense	(224)	—	(224)
Financing costs	(79)	—	(79)
Equity in profit of unconsolidated affiliated companies	7	—	7
Currency	(22)	—	(22)
Interest rate swaps	(1)	—	(1)
Other income/expense methodology differences	(29)	—	(29)
Other methodology differences	1	2	3
Total profit (loss) before taxes	$993	$110	$1,103

Reconciliation of Consolidated profit (loss) before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Nine Months Ended September 30, 2011:
Total profit from reportable segments	$6,089	$453	$6,542
All other operating segments	601	—	601
Cost centers	28	—	28
Corporate costs	(900)	—	(900)
Timing	(157)	—	(157)
Methodology differences:
Inventory/cost of sales	1	—	1
Postretirement benefit expense	(468)	—	(468)
Financing costs	(294)	—	(294)
Equity in profit of unconsolidated affiliated companies	24	—	24
Currency	(263)	—	(263)
Interest rate swaps	(149)	—	(149)
Other income/expense methodology differences	(210)	—	(210)
Other methodology differences	(11)	3	(8)
Total profit (loss) before taxes	$4,291	$456	$4,747

Nine Months Ended September 30, 2010:
Total profit from reportable segments	$3,259	$324	$3,583
All other operating segments	580	—	580
Cost centers	(8)	—	(8)
Corporate costs	(708)	—	(708)
Timing	(209)	—	(209)
Methodology differences:
Inventory/cost of sales	38	—	38
Postretirement benefit expense	(467)	—	(467)
Financing costs	(248)	—	(248)
Equity in profit of unconsolidated affiliated companies	13	—	13
Currency	23	—	23
Interest rate swaps	(3)	—	(3)
Other income/expense methodology differences	(79)	—	(79)
Other methodology differences	(2)	5	3
Total profit (loss) before taxes	$2,189	$329	$2,518

Reconciliation of Assets:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2011:
Total assets from reportable segments	$30,509	$31,116	$—	$61,625
All other operating segments	2,010	—	—	2,010
Items not included in segment assets:
Cash and short-term investments	1,649	—	—	1,649
Intercompany receivables	69	—	(69)	—
Investment in Financial Products	3,965	—	(3,965)	—
Deferred income taxes	2,262	—	(485)	1,777
Goodwill, intangible assets and other assets	1,635	—	—	1,635
Operating lease methodology difference	(514)	—	—	(514)
Liabilities included in segment assets	11,450	—	—	11,450
Inventory methodology differences	(2,633)	—	—	(2,633)
Other	1,103	(220)	(115)	768
Total assets	$51,505	$30,896	$(4,634)	$77,767

December 31, 2010:
Total assets from reportable segments	$19,140	$30,346	$—	$49,486
All other operating segments	2,472	—	—	2,472
Items not included in segment assets:
Cash and short-term investments	1,825	—	—	1,825
Intercompany receivables	618	—	(618)	—
Investment in Financial Products	4,275	—	(4,275)	—
Deferred income taxes	3,745	—	(519)	3,226
Goodwill, intangible assets and other assets	1,511	—	—	1,511
Operating lease methodology difference	(567)	—	—	(567)
Liabilities included in segment assets	8,758	—	—	8,758
Inventory methodology differences	(2,913)	—	—	(2,913)
Other	627	(233)	(172)	222
Total assets	$39,491	$30,113	$(5,584)	$64,020

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2011:
Total depreciation and amortization from reportable segments	$424	$177	$—	$601
Items not included in segment depreciation and amortization:
All other operating segments	42	—	—	42
Cost centers	26	—	—	26
Other	(15)	4	—	(11)
Total depreciation and amortization	$477	$181	$—	$658

Three Months Ended September 30, 2010:
Total depreciation and amortization from reportable segments	$325	$175	$—	$500
Items not included in segment depreciation and amortization:
All other operating segments	48	—	—	48
Cost centers	23	—	—	23
Other	(8)	2	—	(6)
Total depreciation and amortization from reportable segments	$388	$177	$—	$565

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2011:
Total depreciation and amortization from reportable segments	$1,078	$535	$—	$1,613
Items not included in segment depreciation and amortization:
All other operating segments	128	—	—	128
Cost centers	74	—	—	74
Other	7	10	—	17
Total depreciation and amortization	$1,287	$545	$—	$1,832

Nine Months Ended September 30, 2010:
Total depreciation and amortization from reportable segments	$945	$538	$—	$1,483
Items not included in segment depreciation and amortization:
All other operating segments	144	—	—	144
Cost centers	72	—	—	72
Other	(23)	5	—	(18)
Total depreciation and amortization	$1,138	$543	$—	$1,681

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2011:
Total capital expenditures from reportable segments	$672	$311	$—	$983
Items not included in segment capital expenditures:
All other operating segments	84	—	—	84
Cost centers	31	—	—	31
Timing	(89)	—	—	(89)
Other	(88)	92	(18)	(14)
Total capital expenditures	$610	$403	$(18)	$995

Three Months Ended September 30, 2010:
Total capital expenditures from reportable segments	$284	$290	$—	$574
Items not included in segment capital expenditures:
All other operating segments	115	—	—	115
Cost centers	24	—	—	24
Timing	(53)	—	—	(53)
Other	(6)	7	(20)	(19)
Total capital expenditures	$364	$297	$(20)	$641

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2011:
Total capital expenditures from reportable segments	$1,287	$830	$—	$2,117
Items not included in segment capital expenditures:
All other operating segments	173	—	—	173
Cost centers	72	—	—	72
Timing	151	—	—	151
Other	(98)	147	(63)	(14)
Total capital expenditures	$1,585	$977	$(63)	$2,499

Nine Months Ended September 30, 2010:
Total capital expenditures from reportable segments	$701	$677	$—	$1,378
Items not included in segment capital expenditures:
All other operating segments	170	—	—	170
Cost centers	48	—	—	48
Timing	115	—	—	115
Other	(10)	18	(54)	(46)
Total capital expenditures	$1,024	$695	$(54)	$1,665

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

There were no impaired loans or finance leases as of September 30, 2011 and December 31, 2010, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was $16 million and $25 million, respectively, for the three and nine months ended September 30, 2010, all of which was in the Europe finance receivable class.

Individually impaired loans and finance leases for customers were as follows:

(Millions of dollars)	As of September 30, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$84	$82	$—	$87	$87	$—
Europe	4	3	—	6	4	—
Asia Pacific	14	13	—	13	13	—
Latin America	8	8	—	3	3	—
Global Power Finance	196	196	—	174	174	—
Total	$306	$302	$—	$283	$281	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$110	$105	$25	$191	$185	$44
Europe	39	35	13	62	57	15
Asia Pacific	21	21	4	27	27	7
Latin America	24	24	5	44	43	9
Global Power Finance	104	103	18	34	33	4
Total	$298	$288	$65	$358	$345	$79

Total Impaired Loans and Finance Leases
Customer
North America	$194	$187	$25	$278	$272	$44
Europe	43	38	13	68	61	15
Asia Pacific	35	34	4	40	40	7
Latin America	32	32	5	47	46	9
Global Power Finance	300	299	18	208	207	4
Total	$604	$590	$65	$641	$626	$79

1 No related allowance for credit losses due to sufficient collateral value.

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$92	$1	$43	$1
Europe	5	—	4	—
Asia Pacific	13	1	7	1
Latin America	12	—	4	—
Global Power Finance	231	—	113	—
Total	$353	$2	$171	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$125	$—	$270	$2
Europe	44	1	84	1
Asia Pacific	18	—	41	—
Latin America	40	—	37	1
Global Power Finance	126	—	10	—
Total	$353	$1	$442	$4

Total Impaired Loans and Finance Leases
Customer
North America	$217	$1	$313	$3
Europe	49	1	88	1
Asia Pacific	31	1	48	1
Latin America	52	—	41	1
Global Power Finance	357	—	123	—
Total	$706	$3	$613	$6

1 No related allowance for credit losses due to sufficient collateral value.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$93	$3	$29	$1
Europe	6	—	7	—
Asia Pacific	13	1	7	1
Latin America	8	—	4	—
Global Power Finance	223	1	74	—
Total	$343	$5	$121	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$160	$4	$292	$9
Europe	53	2	90	3
Asia Pacific	21	1	44	2
Latin America	44	2	34	2
Global Power Finance	79	—	13	—
Total	$357	$9	$473	$16

Total Impaired Loans and Finance Leases
Customer
North America	$253	$7	$321	$10
Europe	59	2	97	3
Asia Pacific	34	2	51	3
Latin America	52	2	38	2
Global Power Finance	302	1	87	—
Total	$700	$14	$594	$18

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

As of September 30, 2011 and December 31, 2010, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2011	December 31, 2010
Customer
North America	$149	$217
Europe	112	89
Asia Pacific	39	31
Latin America	116	139
Global Power Finance	211	163
Total	$627	$639

Past due loans and finance leases were as follows:

(Millions of dollars)
	September 30, 2011
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$89	$31	$138	$258	$5,214	$5,472	$13
Europe	31	18	113	162	2,142	2,304	10
Asia Pacific	59	23	53	135	4,028	4,163	16
Latin America	45	17	104	166	2,267	2,433	—
Global Power Finance	52	16	111	179	2,739	2,918	10
Dealer
North America	—	—	—	—	1,735	1,735	—
Europe	—	—	—	—	64	64	—
Asia Pacific	—	—	—	—	155	155	—
Latin America	—	—	—	—	478	478	—
Total	$276	$105	$519	$900	$18,822	$19,722	$49

(Millions of dollars)
	December 31, 2010
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$139	$44	$228	$411	$6,037	$6,448	$27
Europe	27	12	106	145	2,365	2,510	26
Asia Pacific	63	17	37	117	3,412	3,529	12
Latin America	44	16	144	204	2,222	2,426	1
Global Power Finance	18	17	54	89	2,978	3,067	25
Dealer
North America	—	—	—	—	1,291	1,291	—
Europe	—	—	—	—	41	41	—
Asia Pacific	—	—	—	—	151	151	—
Latin America	—	—	—	—	457	457	—
Global Power Finance	—	—	—	—	3	3	—
Total	$291	$106	$569	$966	$18,957	$19,923	$91

Allowance for credit loss activity

In estimating the allowance for credit losses, Cat Financial reviews loans and finance leases that are past due, non-performing or in bankruptcy.

(Millions of dollars)
	September 30, 2011

Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$357	$5	$362
Provision for credit losses	119	1	120
Receivables written off	(159)	—	(159)
Recoveries on receivables previously written off	39	—	39
Adjustment due to sale of receivables	(1)	—	(1)
Foreign currency translation adjustment	(2)	—	(2)
Balance at end of period	$353	$6	$359

Allowance for Credit Losses:
Individually evaluated for impairment	$65	$—	$65
Collectively evaluated for impairment	288	6	294
Ending Balance	$353	$6	$359

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$604	$—	$604
Collectively evaluated for impairment	16,686	2,432	19,118
Ending Balance	$17,290	$2,432	$19,722

(Millions of dollars)
	December 31, 2010

Allowance for Credit Losses:			Total
Balance at beginning of year			$376
Provision for credit losses			205
Receivables written off			(288)
Recoveries on receivables previously written off			51
Adjustment to adopt consolidation of variable-interest entities			18
Balance at end of year			$362

Allowance for Credit Losses:	Customer	Dealer	Total
Individually evaluated for impairment	$79	$—	$79
Collectively evaluated for impairment	278	5	283
Ending Balance	$357	$5	$362

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$641	$—	$641
Collectively evaluated for impairment	17,339	1,943	19,282
Ending Balance	$17,980	$1,943	$19,923

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)

	September 30, 2011			December 31, 2010
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$5,323	$1,735	$7,058	$6,231	$1,291	$7,522
Europe	2,192	64	2,256	2,421	41	2,462
Asia Pacific	4,124	155	4,279	3,498	151	3,649
Latin America	2,317	478	2,795	2,287	457	2,744
Global Power Finance	2,707	—	2,707	2,904	3	2,907
Total Performing	$16,663	$2,432	$19,095	$17,341	$1,943	$19,284

Non-Performing
North America	$149	$—	$149	$217	$—	$217
Europe	112	—	112	89	—	89
Asia Pacific	39	—	39	31	—	31
Latin America	116	—	116	139	—	139
Global Power Finance	211	—	211	163	—	163
Total Non-Performing	$627	$—	$627	$639	$—	$639

Performing & Non-Performing
North America	$5,472	$1,735	$7,207	$6,448	$1,291	$7,739
Europe	2,304	64	2,368	2,510	41	2,551
Asia Pacific	4,163	155	4,318	3,529	151	3,680
Latin America	2,433	478	2,911	2,426	457	2,883
Global Power Finance	2,918	—	2,918	3,067	3	3,070
Total	$17,290	$2,432	$19,722	$17,980	$1,943	$19,923

Troubled Debt Restructurings

A restructuring of a loan or finance lease receivable constitutes a troubled debt restructuring (TDR) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties.  Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses.  The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral and factors in credit enhancements such as additional collateral and third-party guarantees.

There were no loans or finance lease receivables modified as TDRs during the three or nine months ended September 30, 2011 for the Dealer portfolio segment.

Loan and finance lease receivables modified as TDRs during the three and nine months ended September 30, 2011, were as follows:

(Dollars in millions)
	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	14	$2	$2	53	$11	$11
Europe	—	—	—	6	7	7
Latin America	—	—	—	12	10	10
Global Power Finance[1,2]	—	—	—	31	113	113
Total[3]	14	$2	$2	102	$141	$141

[1] During the nine months ended September 30, 2011, $11 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $11 million of additional funds is not reflected in the table above.   At September 30, 2011, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $2 million.

[2] Three customers comprise $104 million of the $113 million pre-TDR and post-TDR outstanding recorded investment for the nine months ended September 30, 2011.

[3] Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs with a payment default during the three and nine months ended September 30, 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment

Customer
North America	3	$16	44	$25
Europe	—	—	1	1
Latin America	7	4	7	4
Global Power Finance	5	65	14	70
Total	15	$85	66	$100

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

On April 25, 2011, Cat Financial exercised a clean-up call on their only outstanding asset-backed securitization transaction.  As a result, Cat Financial had no assets or liabilities related to a consolidated SPE as of September 30, 2011.  The restricted assets (Receivables-finance, Long-term receivables-finance, Prepaid expenses and other current assets, and Other assets) of the consolidated SPEs totaled $136 million at December 31, 2010.  The liabilities (Accrued expenses and Long-term debt due within one year-Financial Products) of the consolidated SPEs totaled $73 million at December 31, 2010.

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

The remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit (loss).  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions. As Cat Japan’s functional currency is the Japanese yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  During the nine months ended September 30, 2011, the estimated redemption value decreased by $8 million, resulting in adjustments to the carrying value of the redeemable noncontrolling interest with a corresponding increase to Profit employed in the business.  This decrease in the estimated redemption value was offset by the strengthening of Japanese yen against the U.S. dollar, resulting in a $30 million net increase of the redeemable noncontrolling interest. For the nine months ended September 30, 2010, the estimated redemption value decreased, resulting in an adjustment to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $26 million due to this adjustment. As of September 30, 2011, the fair value of the redeemable noncontrolling interest remained greater than the estimated redemption value.

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

With the consolidation of Cat Japan’s results of operations, 33 percent of Cat Japan’s comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit (loss).  For the nine months ended September 30, 2011, the carrying value had increased by $59 million due to Cat Japan’s comprehensive income.  This resulted in an offsetting adjustment of $59 million to decrease the carrying value to the redemption value and a corresponding increase to Profit employed in the business. For the nine months ended September 30, 2010, the carrying value had increased by $34 million due to Cat Japan’s comprehensive income. This resulted in an offsetting adjustment of $34 million to decrease the carrying value to the redemption value and a corresponding increase to Profit employed in the business.  At September 30, 2011 and December 31, 2010 the redeemable noncontrolling interest was $491 million and $461 million, respectively.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2011 and December 31, 2010 are summarized below:

(Millions of dollars)	September 30, 2011
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	74	—	74
Corporate bonds
Corporate bonds	—	556	—	556
Asset-backed securities	—	116	—	116
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	290	—	290
Residential mortgage-backed securities	—	32	—	32
Commercial mortgage-backed securities	—	157	—	157
Equity securities
Large capitalization value	122	—	—	122
Smaller company growth	27	—	—	27
Total available-for-sale securities	159	1,225	—	1,384
Derivative financial instruments, net	—	261	—	261
Total Assets	$159	$1,486	$—	$1,645
Liabilities
Guarantees	$—	$—	$7	$7
Total Liabilities	$—	$—	$7	$7

(Millions of dollars)	December 31, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$12	$—	$—	$12
Other U.S. and non-U.S. government bonds	—	77	—	77
Corporate bonds
Corporate bonds	—	511	—	511
Asset-backed securities	—	136	—	136
Mortgage-backed debt securities
U.S. governmental agency mortgage-backed securities	—	273	—	273
Residential mortgage-backed securities	—	40	—	40
Commercial mortgage-backed securities	—	168	—	168
Equity securities
Large capitalization value	122	—	—	122
Smaller company growth	31	—	—	31
Total available-for-sale securities	165	1,205	—	1,370
Derivative financial instruments, net	—	267	—	267
Total Assets	$165	$1,472	$—	$1,637
Liabilities
Guarantees	$—	$—	$10	$10
Total Liabilities	$—	$—	$10	$10

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the nine months ended September 30, 2011 and 2010.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Securitized Retained Interests	Guarantees
Balance at December 31, 2010	$—	$10
Issuance of guarantees	—	2
Expiration of guarantees	—	(5)
Balance at September 30, 2011	$—	$7

Balance at December 31, 2009	$102	$17
Adjustment to adopt accounting for variable-interest entities	(102)	—
Issuance of guarantees	—	6
Expiration of guarantees	—	(6)
Balance at September 30, 2010	$—	$17

In addition to the amounts above, Cat Financial had impaired loans with a fair value of $185 million and $171 million as of September 30, 2011 and December 31, 2010, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Please refer to the table below for the fair values of our financial instruments.

Fair Values of Financial Instruments

	September 30,		December 31,
	2011		2010
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Reference
Assets
Cash and short-term investments	$3,229	$3,229	$3,592	$3,592
Restricted cash and short-term investments	10	10	91	91
Available-for-sale securities	1,384	1,384	1,370	1,370	Note 8
Finance receivables—net (excluding finance leases1)	12,452	12,283	12,568	12,480	Note 15
Wholesale inventory receivables—net (excluding finance leases1)	1,377	1,300	1,062	1,017	Note 15
Foreign currency contracts—net	14	14	63	63	Note 4
Interest rate swaps—net	261	261	187	187	Note 4
Commodity contracts—net	—	—	17	17	Note 4

Liabilities
Short-term borrowings	3,914	3,914	4,056	4,056
Long-term debt (including amounts due within one year)
Machinery and Power Systems	8,975	10,743	5,000	5,968
Financial Products	21,400	22,434	19,362	20,364
Commodity contracts—net	14	14	—	—	Note 4
Guarantees	7	7	10	10	Note 10

[1] Total excluded items have a net carrying value at September 30, 2011 and December 31, 2010 of $7,304 million and $7,292 million, respectively.

18.                               Business Combinations and Divestitures

Bucyrus International, Inc.

On July 8, 2011, we completed our acquisition of Bucyrus International, Inc. (Bucyrus).  Bucyrus is a designer, manufacturer and marketer of mining equipment for the surface and underground mining industries.  The total purchase price was approximately $8.8 billion, consisting of $7.4 billion for the purchase of all outstanding shares of Bucyrus common stock at $92 per share and $1.6 billion of assumed Bucyrus debt, substantially all of which was repaid subsequent to closing, net of $0.2 billion of acquired cash.

We funded the acquisition using available cash, commercial paper borrowings and approximately $4.5 billion of long-term debt issued in May 2011.  On May 24, 2011, we issued $500 million of Floating Rate Senior Notes (Three-month USD LIBOR plus 0.10%) due in 2012 and $750 million of Floating Rate Senior Notes (Three-month USD LIBOR plus 0.17%) due in 2013.  The interest rates for the Floating Rate Senior Notes will be reset quarterly.  We also issued $750 million of 1.375% Senior Notes due in 2014, $1.25 billion of 3.90% Senior Notes due in 2021, and $1.25 billion of 5.20% Senior Notes due in 2041.  The Notes are unsecured obligations of Caterpillar and rank equally with all other senior unsecured indebtedness.

Bucyrus contributed sales of $1,135 million and a pretax loss of $200 million (inclusive of deal-related and integration costs) for the three months ended September 30, 2011.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the “Resource Industries” segment in Note 14.

For the six months ended June 30, 2011, we recorded acquisition costs of $249 million, which were primarily comprised of losses on interest rate swaps of $149 million and bridge financing costs of $54 million.  For the three months ended September 30, 2011, we recorded additional deal-related and integration costs of $122 million, which were primarily comprised of severance and integration costs.

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value.  These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures, which may result in further adjustments to the values presented below.

(Millions of dollars)	July 8, 2011
Assets
Cash	$203
Receivables – Trade & Other	693
Prepaid expenses	154
Inventories	2,305
Property, plant and equipment – net	692
Intangible assets	3,901
Goodwill	5,263
Other assets	48
Liabilities
Short-term borrowings	24
Current portion - long-term debt	16
Accounts payable	444
Accrued expenses	405
Customer advances	668
Other current liabilities	426
Long-term debt	1,514
Other liabilities	2,308
Net assets acquired	$7,454

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets, weighted—average useful lives, and balance of accumulated amortization as of September 30, 2011:

(Millions of dollars)	Estimated fair value of asset /(liability)	Weighted-average useful life (in years)	Accumulated amortization
Customer relationships	$2,337	15	$36
Intellectual property	1,489	12	28
Other	75	4	4
Total	$3,901	14	$68

The identifiable intangibles recorded as a result of the acquisition have been amortized from the acquisition date. Estimated aggregate amortization expense for the remainder of 2011 and the five succeeding years and thereafter is as follows:

(Millions of dollars)
2011	2012	2013	2014	2015	2016	Thereafter
$75	$299	$299	$299	$290	$280	$2,291

Goodwill in the amount of $5,263 million was recorded for the acquisition of Bucyrus and is included in the Resource Industries segment.  Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill will not be amortized, but will be tested for impairment at least annually.  Less than $400 million of the goodwill is deductible for tax purposes.  Goodwill largely consists of expected synergies resulting from the acquisition.  Key areas of expected cost savings include elimination of redundant selling, general and administrative expenses and increased purchasing power for raw materials and supplies.  We also anticipate the acquisition will produce  growth synergies as a result of the combined businesses’ broader product portfolio in the mining industry.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions.  The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

The unaudited pro forma results presented below include the effects of the Bucyrus acquisition as if it had occurred as of January 1, 2010.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the amortization associated with estimates for the acquired intangible assets, fair value adjustments for inventory, contracts and the impact of acquisition financing.  The 2011 supplemental pro forma earnings were adjusted to exclude $362 million of acquisition related costs, including consulting, legal, and advisory fees, severance costs and financing expense prior to debt issuance.  The 2011 supplemental pro forma earnings were adjusted to exclude $160 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory and $25 million acceleration of Bucyrus stock compensation expense.  The 2010 supplemental pro forma earnings were adjusted to include acquisition related costs and fair value adjustments to acquisition-date inventory.

The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

(Dollars in millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total Sales and revenues	$15,811	$12,071	$45,038	$32,194
Profit (loss)	$1,290	$825	$3,751	$1,340
Profit (loss) per common share	$1.99	$1.30	$5.82	$2.13
Profit (loss) per common share — diluted	$1.94	$1.27	$5.63	$2.07

Pyroban Group Limited

In August 2011, we acquired 100 percent of the stock of Pyroban Group Limited (Pyroban) for approximately $69 million.  Pyroban is a leading provider of explosion protection safety solutions to the oil, gas, industrial and material handling markets headquartered in the United Kingdom with additional locations in the Netherlands, France, Singapore and China.  We expect this acquisition will allow us to grow our existing position in the oil and gas industry and provide further differentiation versus competition.

The transaction was financed with available cash.  Net tangible assets acquired and liabilities assumed of $6 million were recorded at their fair values.  Finite-lived intangible assets acquired of $40 million included customer relationships  and trademarks are being amortized on a straight-line basis over a weighted-average amortization period of approximately 15 years.  Goodwill of $23 million, non-deductible for income tax purposes, represents the excess of cost over the fair value of net tangible and finite-lived intangible assets acquired.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the “Power Systems” segment in Note 14.  Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

Carter Machinery

In March 2011, we sold 100 percent of the equity in Carter Machinery Company Inc. for $358 million.  Carter Machinery is a Caterpillar dealership headquartered in Salem, Virginia, and has operations and stores covering Virginia and nine counties in southeast West Virginia.  The current senior management of Carter Machinery, which led the buy-out of Carter Machinery from Caterpillar, remained in place.  A retired Caterpillar Vice President is now CEO and principal owner of Carter Machinery.  Caterpillar had owned Carter Machinery since 1988.  Carter Machinery was the only dealership in the United States that was not independently owned.   Continued Caterpillar ownership did not align with our comprehensive business strategy, resulting in the sale.

As part of the divestiture, Cat Financial provided $348 million of financing to the buyer.  The loan is included in Receivables – finance and Long-term receivables – finance in the Consolidated Statement of Financial Position.  We recorded a pre-tax gain of $18 million included in Other operating (income) expenses in the Consolidated Statement of Results of Operations.  The sale does not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows from Carter Machinery after the divestiture.  The sale of Carter Machinery was not material to our results of operations, financial position or cash flow.

19.                               Subsequent Events

Motoren-Werke Mannheim (MWM)

On October 31, 2011, we completed our acquisition of MWM Holding GmbH (MWM). Headquartered in Mannheim, Germany, MWM is a provider of natural gas and alternative fuel engines and decentralized energy solutions.  The total purchase price was approximately €580 million (approximately $800 million), which includes a preliminary working capital adjustment anticipated to be finalized in the fourth quarter.  The purchase price was funded with available cash.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported third-quarter 2011 profit per share of $1.71, a 40-percent improvement from $1.22 per share in the third quarter of 2010.  Profit was $1.141 billion in the third quarter of 2011, an increase of 44 percent from $792 million in the third quarter of 2010.  Sales and revenues of $15.716 billion were up 41 percent from $11.134 billion in the third quarter of 2010.  Excluding the impacts of the acquisition of Bucyrus International, Inc. (Bucyrus), profit was $1.93 per share, a 58-percent improvement from $1.22 per share in the third quarter of 2010.  Sales and revenues excluding Bucyrus were $14.581 billion, a 31-percent improvement from the third quarter of 2010.

Profit per share for the nine months ended September 30, 2011 was $5.08 per share, an increase of $2.40 per share from a profit of $2.68 per share for the nine months ended September 30, 2010.  Profit of $3.381 billion was 95 percent higher than profit of $1.732 billion for the nine months ended September 30, 2010.  Sales and revenues of $42.895 billion were up 44 percent from $29.781 for the nine months ended September 30, 2010.  Excluding the impacts of the acquisition of Bucyrus, profit was $5.54 per share, a 107-percent improvement from $2.68 per share for the nine months ended September 30, 2010.  Sales and revenues excluding Bucyrus were $41.760 billion, a 40-percent improvement from the nine months ended September 30, 2010.

Customer demand around the world continues to improve, and our sales and revenues in the third quarter were the highest of any previous quarter.  In addition, excluding the impact of Bucyrus, our profit was the highest of any previous quarter in our history.  As a result, we continue to make investments in our business to support our expected long-term growth opportunities.

Highlights for the third quarter of 2011 include:

•                  Third-quarter sales and revenues were $15.716 billion, which included $1.135 billion of sales related to the Bucyrus acquisition.  Sales and revenues excluding Bucyrus were $14.581 billion, up more than 30 percent from the third quarter of 2010.

•                  Profit per share was $1.71, including a negative impact of $0.22 due to the acquisition of Bucyrus.  Profit per share excluding Bucyrus was $1.93, up 58 percent from the third quarter of 2010.

•                  Machinery and Power Systems (M&PS) operating cash flow was $6.148 billion through the first three quarters of 2011, compared with $3.330 billion in the first three quarters of 2010—an increase of 85 percent.

•                  M&PS debt-to-capital ratio was 41.1 percent at the end of the third quarter of 2011, down from 42.6 percent at the end of the second quarter of 2011.

Notes:

-          Glossary of terms is included on pages 66-67; first occurrence of terms shown in bold italics.

-          Information on non-GAAP financial measures is included on page 76.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2010

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the third quarter of 2010 (at left) and the third quarter of 2011 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Sales Volume includes the sales impact of the divestiture of Carter Machinery Company, Inc. (Carter).  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Total sales and revenues were $15.716 billion in the third quarter of 2011, an increase of $4.582 billion, or 41 percent, from the third quarter of 2010.

The improvement was largely a result of $2.829 billion higher sales volume.  While sales for new equipment and after-market parts improved, the most significant increase was for new equipment.  Price realization improved $129 million, and currency impacts added $356 million.  Bucyrus, which was acquired during the third quarter of 2011, added a further $1.135 billion in sales.  Sales for Electro-Motive Diesel (EMD), which was acquired during the third quarter of 2010, increased $122 million.  Financial Products revenues improved slightly.

The improvement in sales volume occurred across the world in all geographic regions and in nearly all segments.  The volume increase was primarily the result of higher deliveries to end users.  Dealer-reported new machine inventory levels were up more than $650 million during the quarter, while they were up about $200 million during the third quarter of 2010.  Dealer-reported inventory in months of supply was higher than the end of the third quarter of 2010 but similar to the historical average.

Growth in the global economy improved demand for commodities, and commodity prices remained attractive for investment.  This was positive for mining in all regions of the world.

Construction activity continued to grow in many developing countries.  In developed countries, despite a continued weak level of construction activity, sales increased as a result of customers upgrading machine fleets and replacing some older equipment and dealers refreshing some equipment in their rental fleets.

Power Systems sales increased as a result of worldwide economic growth, energy prices at levels that encouraged continued investment, higher sales for our rail products and services and increased demand from industrial engine customers that manufacture agricultural and construction equipment.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the third quarter of 2010 (at left) and the third quarter of 2011 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other includes the operating profit impact of the divestiture of Carter and consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the third quarter of 2011 was $1.759 billion compared with $1.187 billion for the third quarter of 2010.  The improvement was primarily the result of higher sales volume and better price realization.  The improvements were partially offset by higher manufacturing costs, the negative impact of currency, acquisitions, and higher selling, general and administrative (SG&A) and research and development (R&D) expenses.

Manufacturing costs were up $330 million, primarily due to higher period costs related to increased production volume, capacity expansion programs and higher incentive compensation.  Material and freight costs were up from the third quarter of 2010.  The increase in material costs was primarily due to higher steel costs.

SG&A and R&D expenses increased 6 percent, which we believe demonstrates strong cost control given the significant increase in sales.  The $82 million increase was primarily due to higher volume, increased costs to support product programs and higher incentive compensation, partially offset by a favorable change in mark-to-market deferred compensation expense.

Currency had a $160 million unfavorable impact on operating profit as the benefit from $356 million on sales was more than offset by a negative $516 million impact on costs.  The unfavorable currency impact was primarily due to the Japanese yen and the British pound.

Financial Products’ operating profit improved by $49 million.

Operating profit was negatively impacted by $143 million related to Bucyrus, while EMD negatively impacted operating profit by $8 million.

Short-term incentive compensation was about $315 million for the third quarter 2011 compared to about $240 million in the third quarter of 2010.

Sales and revenues increased $4.582 billion from the third quarter of 2010 to the third quarter of 2011, and operating profit increased $572 million. The resulting incremental operating profit rate is 12 percent.  Excluding the acquisition of EMD and Bucyrus, incremental operating profit was 22 percent.  Excluding the acquisition of EMD, Bucyrus and currency impacts, incremental operating profit was 30 percent.

Other Profit/Loss Items

•                  Interest expense excluding Financial Products increased $27 million from the third quarter of 2010 due to debt issued to complete the acquisition of Bucyrus.

•                  Other income/expense was expense of $13 million compared with income of $1 million in the third quarter of 2010.

•                  The provision for income taxes in the third quarter reflects an estimated annual effective tax rate of 29 percent compared with 28 percent for the third quarter of 2010.  The third quarter of 2010 tax provision also included a $14 million benefit related to a decrease in the estimated annual effective tax rate.  The 2011 estimated effective tax rate of 29 percent is higher than the comparable full-year 2010 rate of 25 percent primarily due to an expected change in our geographic mix of profits from a tax perspective.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Third Quarter 2011
Construction Industries[1]	$4,900	41%	$1,549	35%	$812	53%	$1,104	55%	$1,435	33%
Resource Industries[2]	4,599	103%	1,318	66%	845	64%	980	133%	1,456	173%
Power Systems[3]	5,075	21%	2,173	34%	534	(12)%	1,536	26%	832	11%
All Other Segments [4]	461	(16)%	188	(39)%	20	(35)%	150	19%	103	20%
Corporate Items and Eliminations	(12)		(12)		—		—		—
Machinery & Power Systems Sales	15,023	44%	5,216	35%	2,211	31%	3,770	53%	3,826	56%

Financial Products Segment	757	3%	413	(7)%	98	26%	110	8%	136	18%
Corporate Items and Eliminations	(64)		(37)		(12)		(7)		(8)
Financial Products Revenues	693	2%	376	(4)%	86	15%	103	1%	128	14%

Consolidated Sales and Revenues	$15,716	41%	$5,592	32%	$2,297	31%	$3,873	51%	$3,954	55%

Third Quarter 2010
Construction Industries[1]	$3,466		$1,146		$531		$710		$1,079
Resource Industries[2]	2,262		793		516		420		533
Power Systems[3]	4,196		1,623		606		1,218		749
All Other Segments [4]	550		307		31		126		86
Corporate Items and Eliminations	(22)		(14)		—		(6)		(2)
Machinery & Power Systems Sales	10,452		3,855		1,684		2,468		2,445

Financial Products Segment	737		442		78		102		115
Corporate Items and Eliminations	(55)		(49)		(3)		—		(3)
Financial Products Revenues	682		393		75		102		112

Consolidated Sales and Revenues	$11,134		$4,248		$1,759		$2,570		$2,557

1                   Does not include inter-segment sales of $162 million and $179 million in the third quarter 2011 and 2010, respectively.

2                   Does not include inter-segment sales of $290 million and $206 million in the third quarter 2011 and 2010, respectively.

3                   Does not include inter-segment sales of $600 million and $485 million in the third quarter 2011 and 2010, respectively.

4                   Does not include inter-segment sales of $913 million and $748 million in the third quarter 2011 and 2010, respectively.

Sales and Revenues by Segment

(Millions of dollars)	Third Quarter 2010	Sales Volume	Price Realization	Currency	Acquisitions	Other	Third Quarter 2011	$ Change	% Change

Construction Industries	$3,466	$1,196	$51	$187	$—	$—	$4,900	$1,434	41%
Resource Industries	2,262	1,124	27	51	1,135	—	4,599	2,337	103%
Power Systems	4,196	595	64	98	122	—	5,075	879	21%
All Other Segments	550	(109)	—	20	—	—	461	(89)	(16)%
Corporate Items and Eliminations	(22)	23	(13)	—	—	—	(12)	10
Machinery & Power Systems Sales	10,452	2,829	129	356	1,257	—	15,023	4,571	44%

Financial Products Segment	737	—	—	—	—	20	757	20	3%
Corporate Items and Eliminations	(55)	—	—	—	—	(9)	(64)	(9)
Financial Products Revenues	682	—	—	—	—	11	693	11	2%

Consolidated Sales and Revenues	$11,134	$2,829	$129	$356	$1,257	$11	$15,716	$4,582	41%

Operating Profit by Segment

(Millions of dollars)	Third Quarter 2011	Third Quarter 2010	$ Change	% Change
Construction Industries	$496	$246	$250	102%
Resource Industries	745	538	207	38%
Power Systems	794	694	100	14%
All Other Segments	234	200	34	17%
Corporate Items and Eliminations	(589)	(532)	(57)
Machinery & Power Systems	1,680	1,146	534	47%

Financial Products Segment	145	108	37	34%
Corporate Items and Eliminations	—	(12)	12
Financial Products	145	96	49	51%
Consolidating Adjustments	(66)	(55)	(11)
Consolidated Operating Profit	$1,759	$1,187	$572	48%

Construction Industries

Construction Industries’ sales were $4.900 billion in the third quarter of 2011, an increase of $1.434 billion, or 41 percent, from the third quarter of 2010.  The improvement in sales was a result of significantly higher sales volume in all geographic regions and across all major products.  While sales for new equipment and after-market parts improved, the most significant increase was for new equipment.  In addition to volume, sales were higher as a result of currency impacts from a weaker U.S. dollar.

Continuing economic growth in most developing countries resulted in higher sales overall.  New machine sales were above or near record levels across much of the developing world.  China was an exception, where machine industry sales to end users were lower in the third quarter of 2011 than in the third quarter of 2010 as a result of economic tightening by the Chinese government to reduce inflation.  However, our sales in China were higher in the third quarter of 2011 than in the third quarter of 2010 as dealer deliveries to end users, while down, held up better than the industry overall, and machine production was sufficient to allow dealers to build inventory for the upcoming selling season.

In most developed countries, sales increased significantly despite relatively weak construction activity.  The improvement in sales was largely driven by the need for customers to upgrade machine fleets and replace older equipment and dealers refreshing some equipment in their rental fleets.  Despite the increase from a year ago, sales of new machines to customers in developed countries remain significantly below previous peak levels.  The size of rental fleets increased slightly from post-recession lows, but the average age remained near the historical high.

Construction Industries’ profit was $496 million in the third quarter of 2011 compared with $246 million in the third quarter of 2010.  The increase in profit was primarily due to higher sales volume, which included the impact of an unfavorable mix of products, and improved price realization.  The benefit from higher sales was partially offset by increased period manufacturing costs and higher freight and variable labor costs.  The period cost increase is primarily due to higher production volume and start-up costs associated with global capacity expansion.

Resource Industries

Resource Industries’ sales were $4.599 billion in the third quarter of 2011, an increase of $2.337 billion, or 103 percent, from the third quarter of 2010.  About half of the sales increase was from the acquisition of Bucyrus during the third quarter of 2011, and about half was from higher sales volume.

Metals prices softened during the third quarter of 2011 in response to economic concerns, but production continued to increase.  While commodity prices have decreased from previously high levels, we believe prices remain favorable for investment, and that is driving significant demand for our large mining products and improved parts sales.

Bucyrus sales were $1.135 billion in the third quarter of 2011, with $266 million in North America, $185 million in Latin America, $248 million in EAME and $436 million in Asia/Pacific.

Resource Industries’ profit was $745 million in the third quarter of 2011 compared with $538 million in the third quarter of 2010.  The acquisition of Bucyrus negatively impacted profit by $143 million.

Excluding Bucyrus, Resource Industries’ profit increased $350 million, primarily due to higher sales volume.  The improvement was partially offset by higher manufacturing and R&D costs.  The increase in manufacturing costs was primarily due to higher period, freight and material costs.

Power Systems

Power Systems’ sales were $5.075 billion in the third quarter of 2011, an increase of $879 million, or 21 percent, from the third quarter of 2010.  The improvement was a result of higher sales volume for both new equipment and parts, the acquisition of EMD, currency and price realization.  Sales were up in all geographic regions except for Latin America, which declined as a result of the absence of two large orders for turbines in the third quarter of 2010.

Worldwide demand for energy at price levels that encourage continued investment has resulted in higher demand for engines and turbines for petroleum applications.  Sales of our rail products and services and industrial engines also increased.

Power Systems’ profit was $794 million in the third quarter of 2011 compared with $694 million in the third quarter of 2010.  The improvement was primarily due to higher sales volume, which included the impact of an unfavorable mix of products, and improved price realization.  The improvements were partially offset by higher manufacturing costs, primarily driven by higher period costs and facility start-up expenses, and SG&A expense.

Sales for EMD, which was acquired on August 2, 2010, increased $122 million, and profit for EMD decreased by $6 million.

Financial Products Segment

Financial Products’ revenues were $757 million, an increase of $20 million, or 3 percent, from the third quarter of 2010.  The increase was primarily due to the impact from higher average earning assets and higher miscellaneous net revenues, partially offset by an unfavorable impact from lower interest rates on new and existing finance receivables.

Financial Products’ profit was $145 million in the third quarter of 2011, compared with $108 million in the third quarter of 2010.  The increase was primarily due to a $17 million decrease in provision expense at Cat Financial, a $14 million favorable impact from miscellaneous net revenues and a $13 million favorable impact from higher net yield on average earning assets.

At the end of the third quarter of 2011, past dues at Cat Financial were 3.54 percent, a decrease from 3.73 percent at the end of the second quarter of 2011, 3.87 percent at the end of 2010 and 4.88 percent at the end of the third quarter of 2010.  Write-offs, net of recoveries, were $50 million for the third quarter of 2011, down from $78 million in the third quarter of 2010.

As of September 30, 2011, Cat Financial’s allowance for credit losses totaled $362 million, or 1.49 percent of net finance receivables, compared with $363 million, or 1.57 percent of net finance receivables, at year-end 2010.  The allowance for credit losses as of September 30, 2010, was $367 million, which was 1.61 percent of net finance receivables.

Corporate Items and Eliminations

Expense for corporate items and eliminations was $589 million in the third quarter of 2011, an increase of $45 million from the third quarter of 2010.  Corporate items and eliminations include corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences, as segment profit is reported using annual fixed exchange rates, and inter-segment eliminations.

Segment profit for 2011 is based on fixed exchange rates set at the beginning of 2011, while segment profit for 2010 is based on fixed exchange rates set at the beginning of 2010.  The difference in actual exchange rates compared with fixed exchange rates is included in Corporate items and eliminations and is not reflected in segment profit.  The increased expense for Corporate items and eliminations includes currency differences not allocated to segments, as third-quarter 2011 actual exchange rates were unfavorable compared with 2011 fixed exchange rates.  In addition, corporate level expenses increased, but were partially offset by favorable impacts of timing differences and mark-to-market deferred compensation expense.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2010

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2010 (at left) and the nine months ended September 30, 2011 (at right).  Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  The bar entitled Sales Volume includes the sales impact of the divestiture of Carter.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.

Total sales and revenues were $42.895 billion in the nine months ended September 30, 2011, an increase of $13.114 billion, or 44 percent, from the nine months ended September 30, 2010.

The improvement was largely a result of $9.887 billion higher sales volume.  While sales for new equipment and after-market parts improved, the most significant increase was for new equipment.  Currency impacts added $801 million in sales, and price realization improved $558 million.  Bucyrus, which was acquired during the third quarter of 2011, added a further $1.135 billion in sales.  Sales for EMD, which was acquired during the third quarter of 2010, increased sales by $728 million.  Financial Products revenues were about flat.

The improvement in sales volume occurred across the world in all geographic regions and in nearly all segments.  The volume increase was primarily the result of higher deliveries to end users.  Dealer-reported new machine inventory levels increased about $1.800 billion during the first nine months of 2011 and were higher in all regions.  By product category, machines for mining have increased the most and account for about 40 percent of the year-to-date increase.  Dealer-reported new machine inventory levels increased modestly, about $150 million, during the first nine months of 2010.

Growth in the global economy improved demand for commodities and commodity prices remained attractive for investment.  This was positive for mining in all regions of the world.

Construction activity continued to grow in most developing countries.  In developed countries, despite a continued weak level of construction activity, sales increased as a result of customers upgrading machine fleets and replacing some older equipment and dealers refreshing some equipment in their rental fleets.

Power Systems sales increased as a result of worldwide economic growth, energy prices at levels that encourage continued investment, strong demand for electric power and increased demand from industrial engine customers that manufacture agricultural and construction equipment.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2010 (at left) and the nine months ended September 30, 2011 (at right).  Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar.  Caterpillar management utilizes these charts internally to visually communicate with the company’s Board of Directors and employees.  The bar entitled Other includes the operating profit impact of the divestiture of Carter and consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the nine months ended September 30, 2011 was $5.193 billion compared with $2.672 billion for the nine months ended September 30, 2010.  The improvement was primarily the result of higher sales volume and better price realization.  The improvements were partially offset by higher manufacturing costs, higher SG&A and R&D expenses and the negative impact of currency.

Manufacturing costs were up $913 million, primarily due to higher period costs related to increased production volume, capacity expansion programs and higher incentive compensation.  Material and freight costs were up from the first nine months of 2010.  The increase in material was primarily due to higher steel costs.

SG&A and R&D increased by $536 million primarily due to increased costs to support product programs, higher incentive compensation and higher volume.  Currency had a $286 million unfavorable impact on operating profit as the benefit from $801 million on sales was more than offset by a negative $1.087 billion impact on costs.  The unfavorable currency impact was primarily due to the Japanese yen.  Financial Products’ operating profit improved by $142 million.

Operating profit was negatively impacted by $178 million related to Bucyrus, while the acquisition of EMD increased operating profit by $11 million.

Short-term incentive compensation was about $840 million for the first nine months of 2011 compared to about $545 million in the first nine months of 2010.

Sales and revenues increased $13.114 billion from the first nine months of 2010 to the first nine months of 2011, and operating profit increased $2.521 billion. The resulting incremental operating profit rate is 19 percent.  Excluding the acquisition of EMD and Bucyrus, incremental operating profit was 24 percent.  Excluding the acquisition of EMD, Bucyrus and currency impacts, incremental operating profit was 28 percent.

Other Profit/Loss Items

•                  Interest expense excluding Financial Products increased $21 million from the first nine months of 2010 due to debt issued to complete the acquisition of Bucyrus.

•                  Other income/expense was expense of $157 million compared with income of $114 million in the first nine months of 2010.  The unfavorable change was primarily a result of losses on interest rate swaps put in place in anticipation of issuing debt for the acquisition of Bucyrus and costs for the bridge financing facility related to the Bucyrus acquisition.

•                  The provision for income taxes reflects an estimated annual effective tax rate of 29 percent for the first nine months 2011 compared to 28 percent for the first nine months of 2010, excluding the discrete items discussed below.   The 2011 estimated annual effective tax rate of 29 percent is higher than the comparable full-year 2010 rate of 25 percent primarily due to an expected change in our geographic mix of profits from a tax perspective.

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

•                  Equity in profit/loss of unconsolidated affiliated companies negatively impacted profit by $11 million compared to the first nine months of 2010.  The change was primarily related to NC2, our joint venture with Navistar.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Nine months ended September 30, 2011
Construction Industries[1]	$14,312	51%	$4,242	53%	$2,268	57%	$3,546	74%	$4,256	32%
Resource Industries[2]	10,573	80%	3,269	66%	2,060	59%	2,266	108%	2,978	98%
Power Systems[3]	14,442	33%	6,128	38%	1,641	25%	4,059	33%	2,614	27%
All Other Segments [4]	1,525	(3)%	735	(16)%	77	(11)%	440	10%	273	32%
Corporate Items and Eliminations	(17)		(17)		—		—		—
Machinery & Power Systems Sales	40,835	47%	14,357	43%	6,046	46%	10,311	57%	10,121	45%

Financial Products Segment	2,251	1%	1,274	(5)%	267	18%	328	1%	382	18%
Corporate Items and Eliminations	(191)		(133)		(22)		(15)		(21)
Financial Products Revenues	2,060	—%	1,141	(5)%	245	12%	313	(3)%	361	15%

Consolidated Sales and Revenues	$42,895	44%	$15,498	38%	$6,291	44%	$10,624	54%	$10,482	44%

Nine months ended September 30, 2010
Construction Industries[1]	$9,469		$2,774		$1,447		$2,035		$3,213
Resource Industries[2]	5,860		1,967		1,298		1,089		1,506
Power Systems[3]	10,873		4,440		1,316		3,056		2,061
All Other Segments [4]	1,573		880		87		399		207
Corporate Items and Eliminations	(49)		(24)		(8)		(11)		(6)
Machinery & Power Systems Sales	27,726		10,037		4,140		6,568		6,981

Financial Products Segment	2,220		1,345		227		324		324
Corporate Items and Eliminations	(165)		(148)		(8)		—		(9)
Financial Products Revenues	2,055		1,197		219		324		315

Consolidated Sales and Revenues	$29,781		$11,234		$4,359		$6,892		$7,296

1        Does not include inter-segment sales of $433 million and $481 million for the nine months ended September 30, 2011 and 2010, respectively.

2        Does not include inter-segment sales of $848 million and $552 million for the nine months ended September 30, 2011 and 2010, respectively.

3        Does not include inter-segment sales of $1.695 billion and $1.129 billion for the nine months ended September 30, 2011 and 2010, respectively.

4        Does not include inter-segment sales of $2.548 billion and $2.046 billion for the nine months ended September 30, 2011 and 2010, respectively.

Sales and Revenues by Segment

(Millions of dollars)	Nine months ended Sept. 30, 2010	Sales Volume	Price Realization	Currency	Acquisitions	Other	Nine months ended Sept. 30, 2011	$ Change	% Change

Construction Industries	$9,469	$4,208	$195	$440	$—	$—	$14,312	$4,843	51%
Resource Industries	5,860	3,301	166	111	1,135	—	10,573	4,713	80%
Power Systems	10,873	2,470	162	209	728	—	14,442	3,569	33%
All Other Segments	1,573	(97)	8	41	—	—	1,525	(48)	(3)%
Corporate Items and Eliminations	(49)	5	27	—	—	—	(17)	32
Machinery & Power Systems Sales	27,726	9,887	558	801	1,863	—	40,835	13,109	47%

Financial Products Segment	2,220	—	—	—	—	31	2,251	31	1%
Corporate Items and Eliminations	(165)	—	—	—	—	(26)	(191)	(26)
Financial Products Revenues	2,055	—	—	—	—	5	2,060	5	—%

Consolidated Sales and Revenues	$29,781	$9,887	$558	$801	$1,863	$5	$42,895	$13,114	44%

Operating Profit by Segment

(Millions of dollars)	Nine months ended September 30, 2011	Nine months ended September 30, 2010	$ Change	% Change
Construction Industries	$1,522	$496	$1,026	207%
Resource Industries	2,337	1,183	1,154	98%
Power Systems	2,230	1,580	650	41%
All Other Segments	601	580	21	4%
Corporate Items and Eliminations	(1,736)	(1,296)	(440)
Machinery & Power Systems	4,954	2,543	2,411	95%

Financial Products Segment	453	324	129	40%
Corporate Items and Eliminations	(26)	(39)	13
Financial Products	427	285	142	50%
Consolidating Adjustments	(188)	(156)	(32)
Consolidated Operating Profit	$5,193	$2,672	$2,521	94%

Construction Industries

Construction Industries’ sales were $14.312 billion in the first nine months of 2011, an increase of $4.843 billion, or 51 percent, from the first nine months of 2010.  The improvement in sales was a result of significantly higher sales volume in all geographic regions and across all major products.  While sales for new equipment and after-market parts improved, the most significant increase was for new equipment.  In addition to volume, sales were higher as a result of currency impacts from a weaker U.S. dollar.

Continuing economic growth in most developing countries resulted in higher sales overall.  New machine sales were above or near record levels across much of the developing world.  While demand for product was strong, the supply of many excavator models, which are key products for construction across the world, is limited by our capacity.

In most developed countries, sales increased significantly despite relatively weak construction activity.  The improvement in sales was largely driven by the need for customers to upgrade machine fleets and replace older equipment and dealers refreshing some equipment in their rental fleets.  Despite the increase from a year ago, sales of new machines to customers in developed countries remain weak and significantly below previous peak levels.  The size of rental fleets increased slightly from post-recession lows, but the average age remained near the historical high.

Construction Industries’ profit was $1.522 billion in the first nine months of 2011 compared with $496 million in the first nine months of 2010.  The increase in profit was primarily due to higher sales volume, which included the impact of an unfavorable mix of products, and improved price realization.  The benefit from higher sales was partially offset by higher period manufacturing and freight costs.  The period cost increase is primarily due to higher production volume and start-up costs associated with global capacity expansion.  SG&A expenses were about flat despite the large increase in sales volume.

Resource Industries

Resource Industries’ sales were $10.573 billion in the first nine months of 2011, an increase of $4.713 billion, or 80 percent, from the first nine months of 2010.  About three quarters of the sales increase was from higher sales volume and one quarter was from the acquisition of Bucyrus during the third quarter of 2011.

Growth in the global economy increased demand for commodities and commodity production increased prices.  Metals prices averaged 26 percent higher through the first nine months of 2011.  While commodity prices have decreased from previously high levels, we believe prices remain favorable for investment, which significantly increased demand for our large mining products and improved parts sales.

Bucyrus sales were $1.135 billion in the first nine months of 2011, with $266 million in North America, $185 million in Latin America, $248 million in EAME and $436 million in Asia/Pacific.

Resource Industries’ profit was $2.337 billion in the first nine months of 2011 compared with $1.183 billion in the first nine months of 2010.  The acquisition of Bucyrus lowered profit by $178 million.

Excluding Bucyrus, Resource Industries’ profit increased $1.332 billion, primarily due to higher sales volume.  The improvement was partially offset by higher manufacturing and R&D costs.  The increase in manufacturing costs was primarily due to higher period, material and freight costs.

Power Systems

Power Systems’ sales were $14.442 billion in the first nine months of 2011, an increase of $3.569 billion, or 33 percent, from the first nine months of 2010.  Most of the improvement was a result of higher sales volume and the acquisition of EMD.  Sales were up in all geographic regions.

Worldwide demand for energy at price levels that encourage continued investment resulted in higher demand for engines and turbines for petroleum applications.  Electric power continued to improve as a result of worldwide economic growth.  Sales of our industrial engines and rail products and services also increased.

Power Systems’ profit was $2.230 billion in the first nine months of 2011 compared with $1.580 billion in the first nine months of 2010.  The improvement was primarily due to higher sales volume, which included the impact of an unfavorable mix of products, and improved price realization.  The improvements were partially offset by higher manufacturing costs and SG&A and R&D expenses.  The higher manufacturing costs were primarily driven by higher period costs, while freight, material and facility start-up expenses also increased.

Sales for EMD, which was acquired on August 2, 2010, increased $728 million, and profit for EMD increased $21 million.

Financial Products Segment

Financial Products’ revenues were $2.251 billion in the first nine months of 2011, an increase of $31 million, from the first nine months of 2010.  The increase was primarily due to a favorable impact from higher average earning assets, a favorable change from returned or repossessed equipment, and higher miscellaneous net revenues, partially offset by an unfavorable impact from lower interest rates on new and existing finance receivables and a decrease in Cat Insurance revenues.

Financial Products’ profit was $453 million in the first nine months of 2011 compared with $324 million in the first nine months of 2010.  The increase was primarily due to a $45 million favorable impact from higher net yield on average earning assets, a $42 million favorable impact from miscellaneous net revenues, a $36 million decrease in provision expense at Cat Financial, and a $32 million favorable change from returned or repossessed equipment.  These increases were partially offset by a $36 million increase in SG&A expenses (excluding provision expense at Cat Financial).

Corporate Items and Eliminations

Expense for corporate items and eliminations was $1.762 billion in the first nine months of 2011, an increase of $427 million from the first nine months of 2010.  Corporate items and eliminations include corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences, as segment profit is reported using annual fixed exchange rates, and inter-segment eliminations.

Segment profit for 2011 is based on fixed exchange rates set at the beginning of 2011, while segment profit for 2010 is based on fixed exchange rates set at the beginning of 2010.  The difference in actual exchange rates compared with fixed exchange rates is included in Corporate items and eliminations and is not reflected in segment profit.  The increased expense for Corporate items and eliminations includes currency differences not allocated to segments, as 2011 actual exchange rates were unfavorable compared with 2011 fixed exchange rates.  In addition, corporate level expenses increased.

Bucyrus International, Inc.

On July 8, 2011, we completed our acquisition of Bucyrus International, Inc. (Bucyrus).  Bucyrus is a designer, manufacturer and marketer of mining equipment for the surface and underground mining industries.  The total purchase price was approximately $8.8 billion, consisting of $7.4 billion for the purchase of all outstanding shares of Bucyrus common stock at $92 per share and $1.6 billion of assumed Bucyrus debt, substantially all of which was repaid subsequent to closing, net of $0.2 billion of acquired cash.

We funded the acquisition using available cash, commercial paper borrowings and approximately $4.5 billion of long-term debt issued in May 2011.  On May 24, 2011, we issued $500 million of Floating Rate Senior Notes (Three-month USD LIBOR plus 0.10%) due in 2012 and $750 million of Floating Rate Senior Notes (Three-month USD LIBOR plus 0.17%) due in 2013.  The interest rates for the Floating Rate Senior Notes will be reset quarterly.  We also issued $750 million of 1.375% Senior Notes due in 2014, $1.25 billion of 3.90% Senior Notes due in 2021, and $1.25 billion of 5.20% Senior Notes due in 2041.  The Notes are unsecured obligations of Caterpillar and rank equally with all other senior unsecured indebtedness.

Bucyrus contributed sales of $1,135 million and a pretax loss of $200 million (inclusive of deal-related and integration costs) for the three months ended September 30, 2011.  The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the “Resource Industries” segment.

For the six months ended June 30, 2011, we recorded acquisition costs of $249 million, which were primarily comprised of losses on interest rate swaps of $149 million and bridge financing costs of $54 million.  For the three months ended September 30, 2011, we recorded additional deal-related and integration costs of $122 million, which were primarily comprised of severance and integration costs.

Impact of Bucyrus on Consolidated Profit (Loss) Before Tax

(Millions of Dollars except per share data)

Impact by Results of Operations Line Item	First Half	Third Quarter	Year-to-Date
Sales	$—	$1,135	$1,135
Cost of goods sold	—	1,019	1,019
SG&A	35	170	205
R&D	—	12	12
Other operating costs	—	77	77
Operating profit (loss)	(35)	(143)	(178)
Interest expense	11	33	44
Other income (expense)	(203)	(24)	(227)
Profit (loss) before tax	$(249)	$(200)	$(449)

Impact by Category
Operating profit excluding acquisition costs	$—	$195	$195
Incremental intangible amortization	—	56	56
Inventory step-up	—	160	160
Deal-related & integration costs	35	122	157
Impact on operating profit (loss)	(35)	(143)	(178)
Interest expense	11	33	44
Other income (expense)	(203)	(24)	(227)
Impact on profit (loss) before tax	$(249)	$(200)	$(449)

Profit per share Bucyrus impact	$(0.24)	$(0.22)	$(0.46)

The following table summarizes the assets acquired and liabilities assumed as of the acquisition date at estimated fair value. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures, which may result in further adjustments to the values presented below.

(Millions of dollars)	July 8, 2011
Assets
Cash	$203
Receivables – Trade & Other	693
Prepaid expenses	154
Inventories	2,305
Property, plant and equipment – net	692
Intangible assets	3,901
Goodwill	5,263
Other assets	48
Liabilities
Short-term borrowings	24
Current portion - long-term debt	16
Accounts payable	444
Accrued expenses	405
Customer advances	668
Other current liabilities	426
Long-term debt	1,514
Other liabilities	2,308
Net assets acquired	$7,454

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets, weighted–average useful lives, and balance of accumulated amortization as of September 30, 2011:

(Millions of dollars)	Estimated fair value of asset /(liability)	Weighted-average useful life (in years)	Accumulated amortization
Customer relationships	$2,337	15	$36
Intellectual property	1,489	12	28
Other	75	4	4
Total	$3,901	14	$68

The identifiable intangibles recorded as a result of the acquisition have been amortized from the acquisition date.  Estimated aggregate amortization expense for the remainder of 2011 and the five succeeding years and thereafter is as follows:

(Millions of dollars)
2011	2012	2013	2014	2015	2016	Thereafter
$75	$299	$299	$299	$290	$280	$2,291

Goodwill in the amount of $5,263 million was recorded for the acquisition of Bucyrus and is included in the Resource Industries segment.  Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.  Goodwill will not be amortized, but will be tested for impairment at least annually.  Less than $400 million of the goodwill is deductible for tax purposes.  Goodwill largely consists of expected synergies resulting from the acquisition.  Key areas of expected cost savings include elimination of redundant selling, general and administrative expenses and increased purchasing power for raw materials and supplies.  We also anticipate the acquisition will produce growth synergies as a result of the combined businesses’ broader product portfolio in the mining industry.

A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions.  The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations.

The unaudited pro forma results presented below include the effects of the Bucyrus acquisition as if it had occurred as of January 1, 2010.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as the amortization associated with estimates for the acquired intangible assets, fair value adjustments for inventory, contracts and the impact of acquisition financing.  The 2011 supplemental pro forma earnings were adjusted to exclude $362 million of acquisition related costs, including consulting, legal, and advisory fees, severance costs and financing expense prior to debt issuance.  The 2011 supplemental pro forma earnings were adjusted to exclude $160 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory and $25 million acceleration of Bucyrus stock compensation expense.  The 2010 supplemental pro forma earnings were adjusted to include acquisition related costs and fair value adjustments to acquisition-date inventory.

The pro forma results do not include any anticipated synergies or other expected benefits of the acquisition.  Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been completed on the dates indicated.

(Dollars in millions except per share data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total Sales and revenues	$15,811	$12,071	$45,038	$32,194
Profit (loss)	$1,290	$825	$3,751	$1,340
Profit (loss) per common share	$1.99	$1.30	$5.82	$2.13
Profit (loss) per common share — diluted	$1.94	$1.27	$5.63	$2.07

GLOSSARY OF TERMS

1.              All Other Segments – Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services for Caterpillar and other companies; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. & Canada only); distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; and the 50/50 joint venture with Navistar (NC2) until it became a wholly owned subsidiary of Navistar effective September 29, 2011.

2.              Bucyrus Impact – This includes Bucyrus results as a wholly owned subsidiary of Caterpillar since the acquisition date of July 8, 2011, and acquisition-related costs incurred during 2011.  Bucyrus acquisition costs relate to losses on interest rate swaps put in place in anticipation of issuing debt for the acquisition, costs for a bridge financing facility, integration costs (including severance-related costs), advisory and legal costs and interest expense on new debt.

3.              Caterpillar Production System – The Caterpillar Production System is the common Order-to-Delivery process being implemented enterprise-wide to achieve our safety, quality, velocity, earnings and growth goals.

4.              Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

5.              Construction Industries – A segment responsible for small and core construction machines.  Responsibility includes business strategy, product design, product management and development, manufacturing, marketing, and sales and product support.  The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers.  In addition, Construction Industries has responsibility for Power Systems and components in Japan and an integrated manufacturing cost center that supports Machinery and Power Systems businesses.

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

17.       Resource Industries – A segment responsible for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, quarry and construction trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components and electronics and control systems.  In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System.  On July 8, 2011, the acquisition of Bucyrus International was completed.  This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for electric rope shovels, draglines, hydraulic shovels, drills, highwall miners and large electric drive mining trucks to Resource Industries.  In addition, Bucyrus acquisition costs impacting operating profit are included in this segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Power Systems operations.  Funding for these businesses is also provided by commercial paper and long-term debt issuances.  Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from their existing portfolio.  Throughout the third quarter of 2011, we experienced favorable liquidity conditions in both our Machinery and Power Systems and Financial Products operations.  On a consolidated basis, we ended the third quarter of 2011 with $3.2 billion of cash, a decrease of $0.4 billion from year-end 2010.  Our cash balances are held in numerous locations throughout the world.  We expect to meet our U.S. funding needs without repatriating non-U.S. cash and incurring incremental U.S. taxes.

Consolidated operating cash flow for the first nine months of 2011 was $5.52 billion, up from $2.95 billion for the same period a year ago.   Operating cash flow in the first nine months of 2011 benefited from profit of consolidated and affiliated companies of $3.42 billion, an increase in accounts payable resulting primarily from higher material purchases, and customer advances.  Partially offsetting these items were higher inventories, primarily related to higher production volumes, as well as the payment of short-term incentive compensation to employees during the first quarter of 2011.  Operating cash flow in the first nine months of 2010 benefited from profit of consolidated and affiliated companies of $1.77 billion and an increase in accounts payable, reflecting higher levels of material purchases for a production ramp-up to meet increasing demand.  This was offset by an increase in inventory, also related to production ramp-up, and higher receivables.  See further discussion of operating cash flow under Machinery and Power Systems and Financial Products.

Total debt as of September 30, 2011, was $34.29 billion, an increase of $5.87 billion from year-end 2010.  Debt related to Machinery and Power Systems increased $4.14 billion in the first nine months of 2011, primarily due to the issuance of $4.5 billion of debt in May 2011 to fund the Bucyrus acquisition.  Debt related to Financial Products increased $1.73 billion reflecting increasing portfolio balances at Cat Financial.

We have three global credit facilities with a syndicate of banks totaling $8.5 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial to support their commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management’s allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Cat Financial as of September 30, 2011 was $6.5 billion.

•                            In September 2011, we renewed the 364-day facility.  The amount was decreased from $3.52 billion to $2.55 billion and expires in September 2012.

•                            In September 2011, we replaced the $1.62 billion five-year facility expiring in September 2012 with a larger five-year facility of $3.86 billion that expires in September 2016.

•                            The four-year facility of $2.09 billion expires in September 2014.

At September 30, 2011, Caterpillar’s consolidated net worth was $18.62 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2011, Cat Financial’s covenant interest coverage ratio was 1.55 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended.

In addition, at September 30, 2011, Cat Financial’s covenant leverage ratio was 7.69 to 1.  This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31 required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial’s other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2011, there were no borrowings under the Credit Facility.

Our total credit commitments as of September 30, 2011 were:

	September 30, 2011
(Millions of dollars)	Consolidated	Machinery and Power Systems	Financial Products
Credit lines available:
Global credit facilities	$8,500	$2,000	$6,500
Other external	4,508	743	3,765
Total credit lines available	13,008	2,743	10,265
Less: Global credit facilities supporting commercial paper	(2,550)	—	(2,550)
Less: Utilized credit	(2,070)	(25)	(2,045)
Available credit	$8,388	$2,718	$5,670

Other consolidated credit lines with banks as of September 30, 2011 totaled $4.51 billion.  These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements.  Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult.  In the event economic conditions deteriorate such that access to debt markets becomes unavailable, our Machinery and Power Systems operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility.  Our Financial Products operations would rely on cash flow from its existing portfolio, utilization of existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar.  In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery and Power Systems

Net cash provided by operating activities was $6.15 billion in the first nine months of 2011, higher than any full year in our history, compared with $3.33 billion in the first nine months of 2010.  The change was primarily due to favorable changes in receivables and increased profit, partially offset by more significant increases in inventories, less significant increases in accounts payable, and short-term incentive compensation payments in 2011.  Profit of consolidated and affiliated companies in the first nine months of 2011 was $3.41 billion compared with $1.76 billion for the same period a year ago.   During the first nine months of 2011, receivables declined primarily due to increased sales of receivables to Cat Financial to provide cash to fund the Bucyrus acquisition.  In addition, accounts payable and inventories increased, primarily reflecting higher material purchases for continued increases in production.  During the first nine months of 2010, we experienced sharply increased demand and a production ramp-up, resulting in an increase in accounts payable and customer advances, which was more than offset by increases in inventory and receivables.  Net cash used for investing activities in the first nine months of 2011 was $7.97 billion compared with net cash used for investing activities of $2.56 billion for the same period in 2010.  The change was primarily due to the use of cash for the acquisition of Bucyrus and higher capital expenditures, partially offset by loan repayments from Cat Financial and proceeds from the divestiture of Carter Machinery in the first nine months of 2011, compared with payments for the acquisition of EMD and net loans to Cat Financial in the first nine months of 2010.  Net cash provided by financing activities in the first nine months of 2011 was $1.74 billion, primarily a result of long-term debt issued in May 2011 to fund the Bucyrus acquisition, partially offset by the repayment of Bucyrus’ term loan and other long-term debt for $2.20 billion as well as dividend payments.  During the same period in 2010, net cash used for financing activities was $2.16 billion, primarily driven by payments on long-term debt and dividend payments.

Our priorities for the use of cash are maintaining a strong financial position that helps maintain our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position – A key measure of Machinery and Power Systems’ financial strength used by both management and our credit rating agencies is Machinery and Power Systems’ debt-to-capital ratio.  Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders’ equity.  Debt also includes borrowings from Financial Products.  The debt-to-capital ratio for Machinery and Power Systems was 41.1 percent at September 30, 2011, within our target range of 30 to 45 percent, compared with 34.8 percent at December 31, 2010.  Higher debt levels due to the $4.5 billion long-term debt issuance in May 2011, partially offset by profit during the first nine months of 2011, contributed to the increase in the debt-to-capital ratio.

Capital to support growth – Capital expenditures during the first nine months of 2011 were $1.59 billion, an increase of $561 million compared with the first nine months of 2010.  On July 8, 2011, we completed the acquisition of Bucyrus for approximately $8.8 billion. The Bucyrus transaction value consisted of a payment to Bucyrus shareholders of $7.4 billion and the assumption of debt of $1.6 billion, net of $0.2 billion of acquired cash.  The Bucyrus acquisition was funded with available cash, commercial paper and the proceeds from the $4.5 billion May 2011 long-term debt issuance.  On October 31, 2011, we completed our acquisition of MWM Holding GmbH (MWM) for approximately euro 580 million (approximately $800 million).  The acquisition of MWM was funded with available cash.

Appropriately funded employee benefit plans – We contributed $340 million to our pension plans during the first nine months of 2011.  We currently anticipate full-year 2011 contributions of approximately $440 million.

Paying dividends – Dividends paid totaled $862 million in the first nine months of 2011, representing 44 cents per share paid in the first and second quarters and 46 cents per share paid in the third quarter.  Each quarter, our Board of Directors reviews the company’s dividend for the applicable quarter.  The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company’s liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.  On June 8, 2011, we increased the quarterly cash dividend 4.5 percent to 46 cents per share.

Common stock repurchases – Pursuant to the February 2007 Board-authorized stock repurchase program, which expires on December 31, 2011, $3.8 billion of the $7.5 billion authorized was spent through 2008.  The stock repurchase program has been suspended since the first quarter of 2009.  We do not currently expect to buy back stock in 2011 due to the size of the Bucyrus acquisition, MWM acquisition and planned capital expenditures.  Common shares outstanding as of September 30, 2011 were approximately 647 million.

Financial Products

Financial Products operating cash flow was $891 million through the first nine months of 2011, compared with $623 million for the same period a year ago.  Net cash used in investing activities through the first nine months of 2011 was $1.74 billion, compared with $793 million source of cash for the same period in 2010. This change is primarily the result of higher additions to finance receivables at Cat Financial, partially offset by higher collections.  The increased activity is primarily due to higher purchases of trade receivables from Caterpillar and subsequent collections of those receivables.  Net cash provided by financing activities was $618 million through the first nine months of 2011, compared with a $2.57 billion use of cash for the same period in 2010, primarily related to higher funding requirements, partially offset by the net impact of intercompany borrowings.

Cat Financial continued to experience favorable liquidity conditions and market access across all key global funding markets during the third quarter of 2011. Commercial Paper (CP) market liquidity and pricing continued to be very favorable, with $2.6 billion in CP balances outstanding at quarter-end supported by the Credit Facility.  During the third quarter of 2011, Cat Financial issued term debt in three global markets, including $773 million in medium-term notes, ¥2.3 billion in Chinese yuan and $56.3 million in Argentine pesos.  To maintain a strong liquidity position, Cat Financial held cash balances at the end of the third quarter of 2011 totaling $1.5 billion.

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

Post-sale discount reserve — We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $831 million and $779 million as of September 30,

2011 and December 31, 2010 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 121,513 at the end of the third quarter of 2011 compared with 102,336 at the end of the third quarter of 2010, an increase of 19,177 full-time employees.  In addition, we increased the flexible workforce by 7,117 for a total increase in the global workforce of 26,294.

We increased our workforce primarily to support higher sales volume across all geographic regions.  In addition, acquisitions, primarily Bucyrus, added 12,397 people, while the sale of Carter Machinery in the first quarter of 2011 reduced the workforce by 1,157 people.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207. EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies. On July 28, 2011, EPA and the U.S. Department of Justice filed and lodged a civil complaint and consent decree with the U.S. District Court for the District of Columbia (Court) regarding the matter.   Caterpillar has agreed to the terms of the consent decree, which require payment of a civil penalty of $2.55 million, retirement of a small number of emissions credits and expanded defect-related reporting.  On September 7, 2011, the Court entered the consent decree, making it effective on that date, and Caterpillar has paid the penalty due to the United States in accordance with the decree terms.  Under the terms of the consent decree, and subject to a settlement agreement, $510,000 of the stipulated $2.55 million penalty will be paid to the California Air Resources Board relating to engines covered by the consent decree that were placed into service in California.

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

Retirement Benefits

We recognized pension expense of $164 million and $491 million for the three and nine months ended September 30, 2011, as compared to $194 million and $504 million for the three and nine months ended September 30, 2010.  The decrease in expense is due to lower service cost and $28 million in curtailment expense recognized in 2010 due to changes in our U.S. pension plans (discussed below), partially offset by increased amortization of net actuarial losses due to lower discount rates at the end of 2010 and significant asset losses in 2008.  Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of September 30, 2011, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $5.69 billion.  The majority of the actuarial losses are due to lower discount rates, losses from other demographic and economic assumptions over the past several years and plan asset losses.

Other postretirement benefit expense was $81 million and $241 million for the three and nine months ended September 30, 2011, as compared to $50 million and $149 million for the three and nine months ended September 30, 2010.  The increase in expense was primarily the result of increased amortization of net actuarial losses due to lower discount rates at the end of 2010 and changes in our health care trend assumption, partially offset by gains from lower than expected health care costs.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $1.11 billion at September 30, 2011.  These losses mainly reflect changes in our health care trend assumption and several years of declining discount rates, partially offset by gains from lower than expected health care costs.

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

Accounting guidance requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet.  Based on year-to-date negative plan asset returns as of September 30, 2011 and lower discount rates (approximately 4.40 percent for our U.S. plans), we would be required to recognize an increase in our underfunded status of approximately $4.0 billion at December 31, 2011.  This would result in an increase in our Liability for postemployment benefits of approximately $4.0 billion and a decrease in Accumulated other comprehensive income (loss) of approximately $2.6 billion net of tax.  It is difficult to predict the adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions.  Final determination will only be known on the measurement date, which is December 31, 2011.

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

We made $105 million and $340 million of contributions to our U.S. and non-U.S. pension plans during the three and nine months ended September 30, 2011, respectively. We currently anticipate full-year 2011 contributions of approximately $440 million.  We made $409 million and $957 million of contributions to our U.S. and non-U.S. pension plans during the three and nine months ended September 30, 2010, respectively.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $28.6 billion at September 30, 2011 and $18.7 billion at December 31, 2010.  Of the total backlog, approximately $4.4 billion at September 30, 2011 and $2.8 billion at December 31, 2010 was not expected to be filled in the following twelve months.  The acquisition of Bucyrus International, Inc. in July 2011 increased the order backlog by approximately $4.2 billion.

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

Bucyrus-Related Profit-Per-Share Impacts

We acquired Bucyrus International, Inc. on July 8, 2011.  The third quarter loss was primarily due to inventory step-up, deal-related and integration costs (including severance-related costs), incremental amortization of intangible assets and interest expense, partially offset by operating profit from ongoing operations.  We believe it is important to separately quantify the sales and revenues and profit-per-share impacts in order for our 2011 actual results to be meaningful to our readers and more comparable to prior period results.  Reconciliation of sales and revenues and profit per share excluding Bucyrus impacts to the most directly comparable GAAP measure, is as follows:

(Dollars in billions except per share data)	Third Quarter 2011	Nine Months Ended September 30, 2011

Sales and Revenues	$15.716	$42.895

Bucryus Sales impact	1.135	1.135

Sales and Revenues excluding Bucyrus	$14.581	$41.760

Profit per share	$1.71	$5.08

Profit per share Bucyrus impact	0.22	0.46

Profit per share excluding Bucyrus	$1.93	$5.54

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Power Systems – The Machinery and Power Systems data contained in the schedules on pages 78 to 85 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  This non-GAAP financial measure has no standardized meaning prescribed by U.S. GAAP, and therefore, is unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend this item to be considered in isolation or as a substitute for the related GAAP measure.  Caterpillar defines Machinery and Power Systems as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Power Systems information relates to the design, manufacture and marketing of our products.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

Pages 78 to 85 reconcile Machinery and Power Systems with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended September 30, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$15,023	$15,023	$—	$—
Revenues of Financial Products	693	—	774	(81)[2]
Total sales and revenues	15,716	15,023	774	(81)

Operating costs:
Cost of goods sold	11,455	11,455	—	—
Selling, general and administrative expenses	1,360	1,217	151	(8)[3]
Research and development expenses	584	584	—	—
Interest expense of Financial Products	211	—	211	—[4]
Other operating (income) expenses	347	87	267	(7)[3]
Total operating costs	13,957	13,343	629	(15)

Operating profit (loss)	1,759	1,680	145	(66)

Interest expense excluding Financial Products	112	123	—	(11)[4]
Other income (expense)	(13)	(68)	—	55[5]

Consolidated profit (loss) before taxes	1,634	1,489	145	—

Provision (benefit) for income taxes	474	437	37	—
Profit (loss) of consolidated companies	1,160	1,052	108	—

Equity in profit (loss) of unconsolidated affiliated companies	(6)	(6)	—	—
Equity in profit of Financial Products’ subsidiaries	—	104	—	(104)[6]

Profit (loss) of consolidated and affiliated companies	1,154	1,150	108	(104)

Less: Profit (loss) attributable to noncontrolling interests	13	9	4	—

Profit (loss) [7]	$1,141	$1,141	$104	$(104)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Three Months Ended September 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$10,452	$10,452	$—	$—
Revenues of Financial Products	682	—	749	(67)[2]
Total sales and revenues	11,134	10,452	749	(67)

Operating costs:
Cost of goods sold	7,752	7,752	—	—
Selling, general and administrative expenses	1,148	999	152	(3)[3]
Research and development expenses	510	510	—	—
Interest expense of Financial Products	227	—	228	(1)[4]
Other operating (income) expenses	310	45	273	(8)[3]
Total operating costs	9,947	9,306	653	(12)

Operating profit (loss)	1,187	1,146	96	(55)

Interest expense excluding Financial Products	85	101	—	(16)[4]
Other income (expense)	1	(52)	14	39[5]

Consolidated profit (loss) before taxes	1,103	993	110	—

Provision (benefit) for income taxes	295	275	20	—
Profit (loss) of consolidated companies	808	718	90	—

Equity in profit (loss) of unconsolidated affiliated companies	(7)	(7)	—	—
Equity in profit of Financial Products’ subsidiaries	—	87	—	(87)[6]

Profit (loss) of consolidated and affiliated companies	801	798	90	(87)

Less: Profit (loss) attributable to noncontrolling interests	9	6	3	—

Profit (loss) [7]	$792	$792	$87	$(87)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Nine Months Ended September 30, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$40,835	$40,835	$—	$—
Revenues of Financial Products	2,060	—	2,291	(231)[2]
Total sales and revenues	42,895	40,835	2,291	(231)

Operating costs:
Cost of goods sold	30,815	30,815	—	—
Selling, general and administrative expenses	3,716	3,287	444	(15)[3]
Research and development expenses	1,693	1,693	—	—
Interest expense of Financial Products	623	—	624	(1)[4]
Other operating (income) expenses	855	86	796	(27)[3]
Total operating costs	37,702	35,881	1,864	(43)

Operating profit (loss)	5,193	4,954	427	(188)

Interest expense excluding Financial Products	289	321	—	(32)[4]
Other income (expense)	(157)	(342)	29	156[5]

Consolidated profit (loss) before taxes	4,747	4,291	456	—

Provision (benefit) for income taxes	1,304	1,184	120	—
Profit (loss) of consolidated companies	3,443	3,107	336	—

Equity in profit (loss) of unconsolidated affiliated companies	(24)	(24)	—	—
Equity in profit of Financial Products’ subsidiaries	—	324	—	(324)[6]

Profit (loss) of consolidated and affiliated companies	3,419	3,407	336	(324)

Less: Profit (loss) attributable to noncontrolling interests	38	26	12	—

Profit (loss) [7]	$3,381	$3,381	$324	$(324)

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

Caterpillar Inc.

Supplemental Data for Results of Operations

For The Nine Months Ended September 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments

Sales and revenues:
Sales of Machinery and Power Systems	$27,726	$27,726	$—	$—
Revenues of Financial Products	2,055	—	2,248	(193)[2]
Total sales and revenues	29,781	27,726	2,248	(193)

Operating costs:
Cost of goods sold	21,018	21,018	—	—
Selling, general and administrative expenses	3,139	2,715	441	(17)[3]
Research and development expenses	1,362	1,362	—	—
Interest expense of Financial Products	694	—	696	(2)[4]
Other operating (income) expenses	896	88	826	(18)[3]
Total operating costs	27,109	25,183	1,963	(37)

Operating profit (loss)	2,672	2,543	285	(156)

Interest expense excluding Financial Products	268	325	—	(57)[4]
Other income (expense)	114	(29)	44	99[5]

Consolidated profit (loss) before taxes	2,518	2,189	329	—

Provision (benefit) for income taxes	735	670	65	—
Profit (loss) of consolidated companies	1,783	1,519	264	—

Equity in profit (loss) of unconsolidated affiliated companies	(13)	(13)	—	—
Equity in profit of Financial Products’ subsidiaries	—	256	—	(256)[6]

Profit (loss) of consolidated and affiliated companies	1,770	1,762	264	(256)

Less: Profit (loss) attributable to noncontrolling interests	38	30	8	—

Profit (loss) [7]	$1,732	$1,732	$256	$(256)

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

Caterpillar Inc.

Supplemental Data for Financial Position

At September 30, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$3,229	$1,649	$1,580	$—
Receivables – trade and other	9,386	5,308	396	3,682[2,3]
Receivables – finance	7,920	—	11,743	(3,823)[3]
Deferred and refundable income taxes	1,122	1,074	48	—
Prepaid expenses and other current assets	795	381	426	(12)[4]
Inventories	14,412	14,412	—	—
Total current assets	36,864	22,824	14,193	(153)

Property, plant and equipment – net	13,397	10,529	2,868	—
Long-term receivables – trade and other	1,283	291	300	692[2,3]
Long-term receivables – finance	11,445	—	12,168	(723)[3]
Investments in unconsolidated affiliated companies	121	121	—	—
Investments in Financial Products subsidiaries	—	3,965	—	(3,965)[5]
Noncurrent deferred and refundable income taxes	806	1,188	103	(485)[6]
Intangible assets	4,529	4,520	9	—
Goodwill	7,778	7,761	17	—
Other assets	1,544	306	1,238	—
Total assets	$77,767	$51,505	$30,896	$(4,634)

Liabilities
Current liabilities:
Short-term borrowings	$3,914	$412	$3,548	$(46)[7]
Accounts payable	7,524	7,428	189	(93)[8]
Accrued expenses	3,186	2,779	421	(14)[9]
Accrued wages, salaries and employee benefits	2,062	2,033	29	—
Customer advances	2,745	2,745	—	—
Dividends payable	—	—	—	—
Other current liabilities	2,193	1,800	401	(8)[6]
Long-term debt due within one year	3,594	72	3,522	—
Total current liabilities	25,218	17,269	8,110	(161)
Long-term debt due after one year	26,781	8,934	17,878	(31)[7]
Liability for postemployment benefits	7,494	7,494	—	—
Other liabilities	3,570	3,104	943	(477)[6]
Total liabilities	63,063	36,801	26,931	(669)
Commitments and contingencies
Redeemable noncontrolling interest	491	491	—	—
Stockholders’ equity
Common stock	4,229	4,229	906	(906)[5]
Treasury stock	(10,299)	(10,299)	—	—
Profit employed in the business	24,251	24,251	2,751	(2,751)[5]
Accumulated other comprehensive income (loss)	(4,019)	(4,019)	210	(210)[5]
Noncontrolling interests	51	51	98	(98)[5]
Total stockholders’ equity	14,213	14,213	3,965	(3,965)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$77,767	$51,505	$30,896	$(4,634)

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

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Nine Months Ended September 30, 2011

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$3,419	$3,407	$336	$(324)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,832	1,287	545	—
Other	558	454	(74)	178[4]
Financial Products’ dividend in excess of profit	—	276	—	(276)[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(254)	764	26	(1,044)[4,5]
Inventories	(2,716)	(2,716)	—	—
Accounts payable	1,308	1,351	12	(55)[4]
Accrued expenses	134	149	(13)	(2)[4]
Accrued wages, salaries and employee benefits	275	274	1	—
Customer advances	333	333	—	—
Other assets – net	(74)	(92)	53	(35)[4]
Other liabilities – net	700	661	5	34[4]
Net cash provided by (used for) operating activities	5,515	6,148	891	(1,524)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,515)	(1,510)	(5)	—
Expenditures for equipment leased to others	(984)	(75)	(972)	63[4]
Proceeds from disposals of leased assets and property, plant and equipment	922	107	886	(71)[4]
Additions to finance receivables	(7,091)	—	(35,196)	28,105[5,9]
Collections of finance receivables	6,503	—	33,329	(26,826)[5]
Proceeds from sale of finance receivables	106	—	106	—
Net intercompany borrowings	—	600	62	(662)[6]
Investments and acquisitions (net of cash acquired)	(7,413)	(7,413)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	21	357	11	(347)[9]
Proceeds from sale of available-for-sale securities	180	10	170	—
Investments in available-for-sale securities	(216)	(9)	(207)	—
Other – net	37	(39)	72	4[7]
Net cash provided by (used for) investing activities	(9,450)	(7,972)	(1,744)	266
Cash flow from financing activities:
Dividends paid	(862)	(862)	(600)	600[8]
Distribution to noncontrolling interests	(3)	(3)	—	—
Common stock issued, including treasury shares reissued	110	110	4	(4)[7]
Excess tax benefit from stock-based compensation	169	169	—	—
Net intercompany borrowings	—	(62)	(600)	662[6]
Proceeds from debt issued (original maturities greater than three months)	13,247	4,544	8,703	—
Payments on debt (original maturities greater than three months)	(8,283)	(2,203)	(6,080)	—
Short-term borrowings – net (original maturities three months or less)	(766)	43	(809)	—
Net cash provided by (used for) financing activities	3,612	1,736	618	1,258
Effect of exchange rate changes on cash	(40)	(88)	48	—
Increase (decrease) in cash and short-term investments	(363)	(176)	(187)	—
Cash and short-term investments at beginning of period	3,592	1,825	1,767	—
Cash and short-term investments at end of period	$3,229	$1,649	$1,580	$—

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

8    Elimination of dividend from Financial Products to Machinery and Power Systems.

9    Elimination of proceeds received from Financial Products related to Machinery and Power Systems’ sale of Carter Machinery.

Caterpillar Inc.

Supplemental Data for Cash Flow

For The Nine Months Ended September 30, 2010

(Unaudited)

(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit (loss) of consolidated and affiliated companies	$1,770	$1,762	$264	$(256)[2]
Adjustments for non-cash items:
Depreciation and amortization	1,681	1,138	543	—
Other	345	363	(106)	88[4]
Financial Products’ dividend in excess of profit	—	344	—	(344)[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(1,337)	(906)	42	(473)[4,5]
Inventories	(2,086)	(2,084)	—	(2)[4]
Accounts payable	1,966	1,970	14	(18)[4]
Accrued expenses	7	37	(44)	14[4]
Accrued wages, salaries and employee benefits	647	633	14	—
Customer advances	183	183	—	—
Other assets – net	131	93	(3)	41[4]
Other liabilities – net	(360)	(203)	(101)	(56)[4]
Net cash provided by (used for) operating activities	2,947	3,330	623	(1,006)
Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(957)	(962)	(4)	9[4]
Expenditures for equipment leased to others	(708)	(62)	(691)	45[4]
Proceeds from disposals of leased assets and property, plant and equipment	1,101	101	1,037	(37)[4]
Additions to finance receivables	(6,121)	—	(19,168)	13,047[5]
Collections of finance receivables	6,424	—	19,082	(12,658)[5]
Proceeds from sale of finance receivables	13	—	13	—
Net intercompany borrowings	—	(574)	447	127[6]
Investments and acquisitions (net of cash acquired)	(1,111)	(1,079)	(32)	—
Proceeds from sale of available-for-sale securities	141	6	135	—
Investments in available-for-sale securities	(129)	(3)	(126)	—
Other – net	130	10	100	20[7]
Net cash provided by (used for) investing activities	(1,217)	(2,563)	793	553
Cash flow from financing activities:
Dividends paid	(804)	(804)	(600)	600[8]
Common stock issued, including treasury shares reissued	193	193	20	(20)[7]
Excess tax benefit from stock-based compensation	89	89	—	—
Acquisitions of noncontrolling interests	(132)	(132)	—	—
Net intercompany borrowings	—	(447)	574	(127)[6]
Proceeds from debt issued (original maturities greater than three months)	5,928	190	5,738	—
Payments on debt (original maturities greater than three months)	(9,216)	(1,185)	(8,031)	—
Short-term borrowings – net (original maturities three months or less)	(330)	(60)	(270)	—
Net cash provided by (used for) financing activities	(4,272)	(2,156)	(2,569)	453
Effect of exchange rate changes on cash	(60)	(15)	(45)	—
Increase (decrease) in cash and short-term investments	(2,602)	(1,404)	(1,198)	—
Cash and short-term investments at beginning of period	4,867	2,239	2,628	—
Cash and short-term investments at end of period	$2,265	$835	$1,430	$—

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

Changes in internal control over financial reporting

Except for the change noted below, there has been no change in the company’s internal control over financial reporting during the third quarter 2011 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

In July 2011, we acquired 100 percent of the equity in Bucyrus International, Inc. (Bucyrus).  As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company.  Management intends to exclude the internal controls of Bucyrus from its annual assessment of the effectiveness of the company’s internal control over financial reporting (Section 404 of the Sarbanes-Oxley Act) for 2011.  This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

We also plan to exclude Motoren-Werke Mannheim (MWM) from our annual assessment of the effectiveness of the company’s internal control over financial reporting for 2011.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the third quarter 2011.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2011	2,758	$105.15	NA	NA
August 1-31, 2011	10,621	$103.24	NA	NA
September 1-30, 2011	8,946	$87.04	NA	NA
Total	22,325	$96.98

1         Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of September 30, 2011 those plans had approximately 11,600 active participants in the aggregate.  During the third quarter of 2011, approximately 124,852 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Item 6. Exhibits

10.1

Credit Agreement (2011 364-Day Credit Agreement), dated as of September 15, 2011, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.2

Local Currency Addendum, dated as of September 15, 2011, to the 2011 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.3

Japan Local Currency Addendum, dated as of September 15, 2011, to the 2011 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.4

Credit Agreement (2011 5-Year Credit Agreement), dated as of September 15, 2011, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.5

Local Currency Addendum, dated as of September 15, 2011, to the 2011 5-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.6

Japan Local Currency Addendum, dated as of September 15, 2011, to the 2011 5-Year Credit Agreement (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.7

Amendment No. 1, dated as of September 15, 2011, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 16, 2011).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2011).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

November 4, 2011	/s/ Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

November 4, 2011	/s/ Edward J. Rapp	Group President and Chief Financial Officer
(Edward J. Rapp)

November 4, 2011	/s/ James B. Buda	Senior Vice President and Chief Legal Officer
(James B. Buda)

November 4, 2011	/s/ Jananne A. Copeland	Corporate Controller and Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Credit Agreement (2011 364-Day Credit Agreement), dated as of September 15, 2011, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.2

Local Currency Addendum, dated as of September 15, 2011, to the 2011 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.3

Japan Local Currency Addendum, dated as of September 15, 2011, to the 2011 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.4

Credit Agreement (2011 5-Year Credit Agreement), dated as of September 15, 2011, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.5

Local Currency Addendum, dated as of September 15, 2011, to the 2011 5-Year Credit Agreement (incorporated by reference from Exhibit 99.5 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.6

Japan Local Currency Addendum, dated as of September 15, 2011, to the 2011 5-Year Credit Agreement (incorporated by reference from Exhibit 99.6 to the Company’s Current Report on Form 8-K filed September 16, 2011).

10.7

Amendment No. 1, dated as of September 15, 2011, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.7 to the Company’s Current Report on Form 8-K filed September 16, 2011).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2011).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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