Form 10-K
period 2011-12-31
CATERPILLAR INC
filed 2012-02-21
CIK 18230

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2011, there were 646,066,322 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $68.2 billion.

As of December 31, 2011, there were 647,533,344 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2012 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the calendar year.
Parts I, II, IV	General and Financial Information for 2011 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K (Exhibit 13).

i

PART I

Item 1.  Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our,” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2011 sales and revenues of $60.138 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company is also a leading services provider through Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Remanufacturing Services, Caterpillar Logistics Inc. (Cat Logistics) and Progress Rail Services Corporation (Progress Rail).  Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

In 2010, we announced a revised strategy and reorganization of our business into strategic business units.  Our reorganization was implemented in 2011 and resulted in the creation of seven operating segments, of which four are reportable segments and are described below.  Further information about our reportable segments, including geographic information, appears in Note 22 — “Segment information” of Exhibit 13.

Categories of Business Organization

1.               Machinery and Power Systems — Represents the aggregate total of Construction Industries, Resource Industries, Power Systems and All Other segments and related corporate items and eliminations.

2.               Financial Products — Primarily includes the company’s Financial Products Segment.  This category includes Cat Financial, Caterpillar Insurance Holdings Inc. (Cat Insurance) and their respective subsidiaries.

Other information about our operations in 2011, including certain risks associated with our operations, is incorporated by reference from our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13.

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure and building construction applications.  The majority of machine sales in this segment are made in the heavy construction, general construction, mining and quarry and aggregates markets.  As the global economy has returned to growth, demand for construction machinery increased in 2011 over 2010, especially in developing economies where new machine sales were close to or above record levels.  Sales also increased in developed economies, driven primarily by the need for customers to upgrade machine fleets and replace older equipment.  As we continued to ramp up production to meet demand, sales of some machines were limited by our capacity.

Customer demand for construction machinery has been characterized over the past decade by a shift from developed to developing economies.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower lifetime owning and operating costs of a machine.  In response to increased demand in developing economies, Caterpillar has developed differentiated product offerings that target customers in those markets, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies.

In response to customer demand and our expectations for industry growth, we are investing to increase our production of construction machinery, especially in the United States, Brazil and Asia.  These investments are designed to better align our regional production capacity with customer demand.  In 2011, we announced new facilities in North Carolina, Texas, China and Thailand.  We also announced expansions of our existing facilities in Arkansas, Texas, Brazil and India.  In addition to capacity constraints for certain machines, we experienced some supply chain constraints related to the tsunami and earthquake that struck Japan on March 11, 2011.  Our employees worked closely with our suppliers, dealers and customers to mitigate the effects of this disaster and almost all negative impacts experienced in the second quarter were recovered in the second half of the year, with minimal profit impact.

The competitive environment for construction machinery is characterized by some global competitors and many regional and specialized local competitors.  Examples of global competitors include Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group AB), CNH Global N.V., Deere & Co., Hitachi Construction Machinery Co., J.C. Bamford Ltd., Doosan Infracore Co., Ltd. and Hyundai.  As an example of regional and local competitors, our competitors in China also include LiuGong Machinery Co., Ltd., Longking Group, Sany Heavy Industry Co., Ltd, XiaGong Machinery Co. Ltd., and XCMG Group.  Each of these companies has varying product lines that compete with Caterpillar products, and each has varying degrees of regional focus.

The Construction Industries product portfolio includes the following machines and related parts:

• backhoe loaders	• compact wheel loaders	• medium track-type tractors
• small wheel loaders	• select work tools
• small track-type tractors	• small, medium and large track excavators	• track-type loaders
• skid steer loaders		• motor graders
• multi-terrain loaders	• wheel excavators	• pipelayers
• mini excavators	• medium wheel loaders

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mine and quarry applications.  It also serves forestry, paving and tunneling customers.  Our Resource Industries business was transformed by the acquisition of Bucyrus International, Inc. (Bucyrus) in July 2011, and now offers mining customers the broadest product range in the industry.  We subsequently announced our intention to transition the Bucyrus distribution business to the independent Caterpillar dealers who support mining customers.  We are expediting integration of the acquired company and working closely with our dealers to transition the distribution business.

Resource Industries sales grew significantly in 2011, both with and without the impact of Bucyrus, as our mining customers responded to attractive commodity prices and an economic environment that favored capital investment.  For certain products, including large mining trucks, our sales were constrained by capacity.  We have announced investments in new facilities and the expansion of existing facilities to increase capacity, including in Illinois, Kansas, North Dakota, China, India, Indonesia, Russia and Thailand.  These investments reflect our belief that long-term trends of urbanization and related infrastructure development will support continued mining industry growth.

The competitive environment for Resource Industries consists of a few larger global competitors that compete in several of the markets that we serve and a substantial number of smaller companies that compete in a more limited range of products and/or applications or in regional markets.  Our global competitors include Komatsu Ltd., Joy Global Inc., Hitachi Construction Machinery Co., Ltd., Volvo Construction Equipment (part of the Volvo Group AB), Atlas Copco, Wirtgen and Deere & Co.

The Resource Industries product portfolio includes the following machines and related parts:

• electric rope shovels	• large mining trucks	• wheel dozers
• draglines	• large electric drive mining trucks	• compactors
• hydraulic shovels	• tunnel boring equipment	• select work tools
• drills	• large wheel loaders	• forestry products
• highwall miners	• off-highway trucks	• paving products
• underground mining equipment	• articulated trucks	• machinery components
• large track-type tractors	• wheel tractor scrapers	• electronics and control systems

Power Systems

Our Power Systems segment is primarily responsible for supporting customers using reciprocating engines, turbines and related parts across industries serving electric power, industrial, petroleum and marine applications as well as rail-related businesses.  Power Systems sales increased globally in 2011, driven by increased customer demand, and included a full year of sales by Electro-Motive Diesel, Inc. (EMD).

The Power Systems portfolio includes:

•                  reciprocating engine powered generator sets

•                  integrated systems used in the electric power generation industry

•                  reciprocating engines and integrated systems and solutions for the marine and petroleum industries

•                  reciprocating engines supplied to the industrial industry as well as Caterpillar machinery

•                  turbines and turbine-related services

•                  diesel-electric locomotives and components and other rail-related products and services.

As in our other segments, customer demand for most Power Systems products and services has increased significantly in the developing world, and we have announced investments to increase our production in line with regional demand.  In 2011, we announced investments in engine facilities in Brazil, China and India; two new EMD manufacturing facilities commenced operations in Indiana and Mexico, and we announced plans to open an EMD manufacturing facility in

Brazil.  We also see increasing customer demand for sustainable power alternatives and in October 2011 acquired MWM Holding GmbH (MWM), a leading supplier of natural gas and alternative-fuel engines.  Power Systems is focused on increasing its product offerings and further integrating its products and services to provide complete systems and solutions to its customers.

Regulatory emissions standards of the U.S. Environmental Protection Agency (EPA) and similar standards in other developed economies have required us to make significant investments in research and development that will continue as new products are phased in over the next several years.  This new product introduction process is the most extensive in the company’s history.  We believe that our emissions technology provides a competitive advantage in connection with emissions standards compliance and performance.

The competitive environment for reciprocating engines in marine, petroleum, construction, industrial, agriculture and electric power generation systems along with turbines consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application.  Principal global competitors include Cummins Inc., Tognum AG, GE Energy Infrastructure, Siemens Energy and Wartsila Corp.  Other competitors, such as John Deere Power Systems, MAN Diesel & Turbo SE, Mitsubishi Heavy Industries Ltd., Volvo Penta (part of Volvo Group AB), Kawasaki Heavy Industries, multiple emerging Chinese competitors and Rolls Royce Group plc compete in certain markets in which Caterpillar competes. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co., and others, are packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.  In rail-related businesses, our global competitors include GE Transportation, Vossloh AG, Siemens AG and Alstom Transport.  We also compete with other companies on a more limited range of products, services and/or geographic regions.

Financial Products Segment

The business of our Financial Products segment is primarily conducted by Cat Financial, a wholly owned finance subsidiary of Caterpillar.  Cat Financial’s primary business is to provide retail and wholesale financing alternatives for Caterpillar products to customers and dealers around the world.  Retail financing is primarily comprised of the financing of Caterpillar equipment, machinery and engines. Cat Financial also provides financing for vehicles, power generation facilities and marine vessels that, in most cases, incorporate Caterpillar products. In addition to retail financing, Cat Financial provides wholesale financing to Caterpillar dealers and purchases short-term receivables from Caterpillar and its subsidiaries. The various financing plans offered by Cat Financial are primarily designed to increase the opportunity for sales of Caterpillar products and generate financing income for Cat Financial.  A significant portion of Cat Financial’s activities is conducted in North America.  However, Cat Financial has additional offices and subsidiaries in Asia, Australia, Europe and Latin America.

For over 30 years, Cat Financial has been providing financing in the various markets in which it participates, contributing to its knowledge of asset values, industry trends, product structuring and customer needs.

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

Cat Financial’s retail leases and installment sale contracts (totaling 50 percent*) include:

•                  Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, Cat Financial is considered the owner of the equipment (14 percent*).

•                  Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (20 percent*).

•                  Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (15 percent*).

•                  Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Cat Financial’s wholesale notes receivable, finance leases and installment sale contracts (totaling 18 percent*) include:

•                  Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (7 percent*).

•                  Short-term receivables we purchase from Caterpillar at a discount (11 percent*).

Cat Financial’s retail notes receivables (32 percent*) include:

•                  Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2011.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 6 — “Cat Financial Financing Activities” of Exhibit 13.

Cat Financial operates in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various other banks and finance companies.  In addition, many of our manufacturing competitors own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below-market interest rate programs (subsidized by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

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

Cat Financial has a “match funding” policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivables portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables, and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower its cost of borrowed funds.  For more information regarding match funding, please see Note 3 — “Derivative financial instruments and risk management” of Exhibit 13.  See also the risk factor titled “Our Financial Products line of business is subject to risks associated with the financial service industry” for general risks associated with our financial products business included in Item 1A. of this Form 10-K.

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

Caterpillar’s insurance group provides protection for claims under the following programs:

•                  Contractual Liability Insurance to Caterpillar and its affiliates, Caterpillar dealers and original equipment manufacturers (OEMs) for extended service contracts (parts and labor) offered by Caterpillar, third party dealers and OEMs.

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

Business Combinations

Information related to business combinations appears in Note 23 — “Business combinations” of Exhibit 13.

Competitive Environment

Caterpillar products and product support services are sold worldwide into a variety of highly competitive markets.  In all markets, we compete on the basis of product performance, customer service, quality and price.  From time to time, the intensity of competition results in price discounting in a particular industry or region.  Such price discounting puts pressure on margins and can negatively impact operating profit. Outside the United States, certain of our competitors enjoy competitive advantages inherent to operating in their home countries or regions.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $29.8 billion, $18.7 billion and $9.6 billion at December 31, 2011, 2010 and 2009, respectively.  Of the total backlog, approximately $4.0 billion, $2.8 billion and $2.5 billion at December 31, 2011, 2010 and 2009, respectively, was not expected to be filled in the following year.  In 2011, order backlog increased by approximately $4.1 billion due to the acquisition of Bucyrus.  The remaining increase for 2011 compared to 2010 and 2009 year end is primarily due to an increase in volume across most business units.

Dealers and Distributors

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 50 located in the United States and 141 located outside the United States, serving 182 countries and operating 3,504 places of business, including dealer rental outlets.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by Perkins Engines

Company Limited (Perkins) are also sold through its worldwide network of 118 distributors located in 183 countries. Most of the electric power generation systems manufactured by F.G. Wilson Engineering Limited (FG Wilson) are sold through its worldwide network of 168 distributors located in 179 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 19 distributors located in 130 countries.

Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business.  Turbines, locomotives and certain global mining products are sold through sales forces employed by the company.  At times, these employees are assisted by independent sales representatives.

For Caterpillar branded products, the company’s relationship with each of its independent dealers is memorialized in a standard sales and service agreement.  Pursuant to this agreement, the company grants the dealer the right to purchase and sell its products and to service the products in a specified geographic service territory.  Prices to dealers are established by the company after receiving input from dealers on transactional pricing in the marketplace.  The company also agrees to defend its intellectual property and to provide warranty and technical support to the dealer.  The agreement further grants the dealer a non-exclusive license to use the company’s trademarks, service marks and brand names.  In some instances, a separate trademark agreement exists between the company and a dealer.

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

Patents and Trademarks

Our products are sold primarily under the brands “Caterpillar,” “CAT,” design versions of “CAT” and “Caterpillar,” “Electro-Motive,” “FG Wilson,” “MaK,” “MWM,” “Olympian,”  “Perkins,” “Progress Rail,” “SEM” and “Solar Turbines.” We own a number of patents and trademarks, which have been obtained over a period of years and relate to the products we manufacture and the services we provide.  These patents and trademarks have been of value in the growth of our business and may continue to be of value in the future.  We do not regard any of our business as being dependent upon any single patent or group of patents.

Research and Development

We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components.  In 2011, 2010 and 2009, we spent $2,297 million, $1,905 million and $1,421 million, or 3.8 percent, 4.4 percent, and 4.4 percent of our sales and revenues, respectively, on our research and development programs.  Research and development expense is expected to increase about 15 percent in 2012, primarily related to the introduction of products designed to meet applicable emissions requirements.

Employment

As of December 31, 2011, we employed 125,099 persons of whom 71,863 were located outside the United States.  We build and maintain a productive, motivated workforce by striving to treat all employees fairly and equitably.

In the United States, most of our 53,236 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2011, there were 14,367 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions.  The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents 9,684 Caterpillar employees under a six-year central labor agreement that expires on March 1, 2017.  The International Association of Machinists (IAM) represents 2,000 employees under labor agreements that will expire on April 30, 2012 and May 17, 2015.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales

Sales outside the United States were 70 percent of consolidated sales for 2011, 68 percent for 2010 and 69 percent for 2009.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is reasonably probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the costs are accrued against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.  The amount recorded for environmental remediation is not material and is included in the line item “Accrued expenses” in Statement 2 — “Consolidated Financial Position at December 31” of Exhibit 13.

We cannot reasonably estimate costs at sites in the very early stages of remediation.  Currently, we have a few sites in the very early stages of remediation, and there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all sites in the aggregate, will be required.

Available Information

The company files electronically with the Securities and Exchange Commission (SEC) required reports on Form 8-K, Form 10-Q, Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934 (Exchange Act); and registration statements on Forms S-3 and S-8, as necessary; and other forms or reports as required.  The public may read and copy any materials the company has filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The company maintains an Internet site (www.Caterpillar.com) and copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports filed or furnished with the SEC are available free of charge through our Internet site (www.Caterpillar.com/secfilings) as soon as reasonably practicable after filing with the SEC.  Copies of our board committee charters, our board’s Guidelines on Corporate Governance Issues, Worldwide Code of Conduct and other corporate governance information are available on our Internet site (www.Caterpillar.com/governance).  The information contained on the company’s website is not included in, or incorporated by reference into, this annual report on Form 10-K.

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

Historical information -

•      view/download on-line at www.Caterpillar.com/historical

Item 1A.  Risk Factors.

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” of Exhibit 13 to this Form 10-K.  In addition, the statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results.  Forward-looking statements give current expectations or forecasts of future events about the company or our outlook.  You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions.

Forward-looking statements may include statements relating to future actions, prospective products, product approvals, future performance or results of current and anticipated products, sales efforts, expenses, interest rates, foreign exchange rates, the outcome of contingencies, economic conditions, potential returns, financial condition and financial results.  Such statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance.  Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

The company undertakes no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

Our business is highly sensitive to global economic conditions and economic conditions in the industries and markets we serve.

Our results of operations are materially affected by conditions in the global economy generally and in various capital markets.  The demand for our products and services tends to be cyclical and can be significantly reduced in an economic environment characterized by higher unemployment, lower consumer spending, lower corporate earnings and lower levels of government and business investment.  A prolonged period of slow growth may also reduce demand for our products and services.  Economic conditions vary across regions and countries, and demand for our products generally increases in those regions and countries experiencing economic growth and investment.  A change in the global mix of regions and countries experiencing economic growth and investment could have an adverse effect on our business, results of operations and financial condition.

The energy and mining industries are major users of our products, including the coal, iron ore, gold, copper, oil and natural gas industries.  Decisions to purchase our products are dependent upon the performance of the industries in which our customers operate.  If demand or output in these industries increases, the demand for our products will generally increase.  Likewise, if demand or output in these industries declines, the demand for our products will generally decrease.  Prices of commodities in these industries are frequently volatile and change in response to general economic conditions, economic growth, government actions, regulatory actions, commodity inventories and any disruptions in production or distribution.  We assume certain prices for key commodities in preparing our general economic and financial outlooks (outlooks).  Commodity prices lower than those assumed in our outlooks may negatively impact our business, results of operations and financial condition.

The rates of infrastructure spending, housing starts and commercial construction also play a significant role in our results.  Our products are an integral component of these activities, and as these activities increase or decrease inside or outside of the United States, demand for our products may be significantly impacted, which could negatively impact our results.  Slower rates of economic growth than anticipated in our outlooks could also adversely impact our business, results of operations and financial condition.

Changes in government monetary or fiscal policies may negatively impact our results.

Most countries have established central banks to regulate monetary systems and influence economic activities, generally by adjusting interest rates.  Interest rate changes affect overall economic growth, which affects demand for residential and nonresidential structures, energy and mined products, which in turn affects sales of our products that serve these activities.  Interest rate changes also affect our customers’ ability to finance machine purchases, can change the optimal time to keep machines in a fleet and can impact the ability of our suppliers to finance the production of parts and components necessary to manufacture and support our products.  Our outlooks typically include assumptions about interest rates in a number of countries.  Interest rates higher than those contained in our assumptions could result in lower sales than anticipated and supply chain inefficiencies.

Central banks and other policy arms of many countries take actions to vary the amount of liquidity and credit available in an economy.  Liquidity and credit policies different from those assumed in our outlooks could impact the customers and markets we serve or our suppliers, which could adversely impact our business, results of operations and financial condition.

Government policies on taxes and spending also affect our business.  Throughout the world, government spending finances a significant portion of infrastructure development, such as highways, airports, sewer and water systems and dams.  Tax regulations determine depreciation lives and the amount of money users of our products can retain, both of which influence investment decisions.  Unfavorable developments, such as declines in government revenues, decisions to reduce public spending or increases in taxes, could negatively impact our results.

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

We rely on suppliers to secure component products, particularly steel, required for the manufacture of our products. During the 2008-2009 global economic downturn, we reduced our own production levels and, as a result, our suppliers experienced significant decreases in demand for their products.  Since 2010, we have significantly increased production levels and have announced a number of capacity expansion programs.  We cannot guarantee that key suppliers will increase production in time to meet growing demand for our products.  A disruption in deliveries to or from suppliers or decreased availability of components or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.  Our business, competitive position, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations.

Disruptions or volatility in global financial markets could limit our sources of liquidity, or the liquidity of our customers, dealers and suppliers.

Global economic conditions may cause volatility and disruptions in the capital and credit markets.  During the 2008-2009 global economic downturn, financial markets decreased the availability of liquidity, credit and credit capacity for certain issuers, including certain of our customers, dealers and suppliers. Although we generally generate funds from our operations to pay our operating expenses, fund our capital expenditures, fund our employee retirement benefit programs, pay dividends and buy back stock, continuing to meet these cash requirements over the long-term requires substantial liquidity and access to sources of funds, including capital and credit markets. Changes in global economic conditions, including material cost increases and decreases in economic activity in the markets that we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.  Market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact our ability to access capital and credit markets to fund operating needs.  An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position.

In addition, the global demand for our products generally depends on customers’ ability to pay for our products, which, in turn, depends on their access to funds. Subject to global economic conditions, customers may experience increased difficulty in generating funds from operations.  Further, following capital and credit market volatility and uncertainty, many financial institutions have revised their lending standards, thereby decreasing access to capital. If capital and credit market volatility occurs, customers’ liquidity may decline which, in turn, would reduce their ability to purchase our products.

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

Although the company and Cat Financial have committed credit facilities to provide liquidity, any downgrades of our credit ratings may increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for the company.  An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

Our Financial Products line of business is subject to risks associated with the financial services industry.

Difficult and volatile market conditions may have an adverse effect upon the financial industry in which Cat Financial operates. Cat Financial is significant to our operations and provides financing support to a significant share of our global sales. The inability of Cat Financial to access funds to support its financing activities to our customers could have an adverse effect on our business, results of operations and financial condition.

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

Changes in interest rates, foreign currency exchange rates and market liquidity conditions could have an adverse effect on Cat Financial’s and our earnings and cash flows.  Because a significant number of the loans made by Cat Financial are made at fixed interest rates, its business is subject to fluctuations in interest rates.  Changes in market interest rates may influence its financing costs, returns on financial investments and the valuation of derivative contracts and could reduce its and our earnings and cash flows.  In addition, because Cat Financial makes a significant number of loans in currencies other than the U.S. dollar, fluctuations in foreign currency exchange rates could also reduce its and our earnings and cash flows.  Although Cat Financial manages interest rate, foreign currency exchange rate and market liquidity risks through a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates, currency exchange rates and market liquidity conditions will not have an adverse effect on its and our earnings and cash flows.  If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these various types of risk is ineffective, we may incur losses. With respect to Cat Insurance’s investment activities, changes in the equity and bond markets could cause an impairment of the value of its investment portfolio, requiring a negative adjustment to earnings.

The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law in July 2010 and includes extensive provisions regulating the financial services industry.  We continue to monitor and evaluate the impact of this legislation as regulators propose, adopt and enforce the implementing rules.  We are also monitoring other U.S. and international initiatives to further regulate the financial services industry.  If the Dodd-Frank rules, as implemented, or other laws or regulations impose significant costs or restrictions on the company or Cat Financial, we could experience an adverse effect on our results of operations and financial condition.

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

We engage in acquisitions and divestitures, including the acquisition of Bucyrus; we may not realize all of the anticipated benefits of these transactions or these benefits may take longer to realize than expected.

From time to time we engage in strategic transactions involving risks, including the possible failure to successfully integrate acquired businesses or realize the expected benefits of such transactions.  On July 8, 2011, we acquired Bucyrus, and subsequently announced our intention to sell the Bucyrus distribution business to Caterpillar dealers who support mining customers.  We are working to integrate the mining businesses of both companies, to transition the Bucyrus distribution business to our dealers and to realize the benefits of this acquisition.  We may not receive sufficient proceeds from the sale of the Bucyrus distribution business to offset the sales and service revenues we will forego as a result of this transfer.  Even if the mining businesses are successfully integrated and the Bucyrus distribution business is successfully transferred to our dealers, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect.  These benefits may not be achieved within the anticipated time frame, or at all.  In addition, the integration may result in material unanticipated problems, expenses, liabilities or competitive responses.  The risks associated with this acquisition and our other past or future acquisitions include:

•                  The business culture of the acquired business may not match well with our culture;

•                  Technological and product synergies, economies of scale and cost reductions may not occur as expected;

•                  Unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;

•                  The company may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions;

•                  Faulty assumptions may be made regarding the integration process;

•                  Unforeseen difficulties may arise in integrating operations, processes and systems;

•                  Higher than expected investments may be required to implement necessary compliance processes and related systems, including IT systems, accounting systems and internal controls over financial reporting;

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

Many of these factors will be outside of the company’s control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and attention.

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

Regulatory agencies have adopted new and more stringent emission standards, including EPA Tier 4 Interim and Tier 4 Final nonroad diesel emission requirements and equivalent standards in the EU, Japan and Canada (Tier 4).  The first phase of these standards, Tier 4 Interim, applied to the majority of our nonroad machinery and engine products commencing in 2011.  We are using certain technology with state of the art integrated systems, as well as the transitional provisions provided by the regulations in order to comply with the Tier 4 emissions requirements.

Our plans to meet Tier 4 emissions requirements are subject to many variables, including the timing of our Tier 4 engine development and new machine product introduction.  If we are unable to meet our plans as projected, it could delay or inhibit our ability to continue placing certain products on the market, which could negatively impact our financial results and competitive position.  We are incurring research and development costs to design and introduce products to meet Tier 4 requirements.  We are including costs associated with Tier 4 development and production in prices of our products.  The level of market acceptance of prices for products that meet Tier 4 requirements could negatively impact our financial results and competitive position.

The success of our business depends on our ability to develop, produce and market quality products that meet our customers’ needs.

Our business relies on continued global demand for our brands and products.  To achieve business goals, we must develop and sell products that appeal to our dealers, OEMs and customers.  This is dependent on a number of factors, including our ability to manage and maintain key dealer relationships, our ability to produce products that meet the quality, performance and price expectations of our customers and our ability to develop effective sales, advertising and marketing programs.  In addition, our continued success in selling products that appeal to our customers is dependent on leading-edge innovation, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovation.  Failure to continue to deliver quality and competitive products to the marketplace, to adequately protect our intellectual property rights, to supply products that meet applicable regulatory requirements or to predict market demands for, or gain market acceptance of, our products, could have a negative impact on our business, results of operations and financial condition.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

We operate in a highly competitive environment, and our outlook depends on a forecast of the company’s share of industry sales based on our ability to compete with others in the marketplace.  The company competes on the basis of product performance, customer service, quality and price.  There can be no assurance that our products will be able to compete successfully with other companies’ products.  Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively, our failure to produce our products at a competitive cost or an unexpected buildup in competitors’ new machine or dealer-owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

Our sales outlook assumes that certain price increases we announce from time to time will hold in the marketplace.  Changes in market acceptance of price increases, changes in market requirements for price discounts or changes in our competitors’ behavior could have an adverse impact on the company’s business, results of operations and financial condition.

In addition, our results and ability to compete may be impacted negatively by changes in our sales mix.  Our outlook assumes a certain geographic mix of sales as well as a product mix of sales.  If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

We may not realize all of the anticipated benefits from capacity expansion projects, cost-reduction initiatives, cash flow improvement initiatives and efficiency or productivity initiatives, including the Caterpillar Production System (CPS).

We have announced a number of capacity expansion projects to meet growing demand and to expand our share of industry sales.  There can be no assurance that the benefits expected from these projects will be realized as anticipated or at all.  Certain of our competitors have also announced investments to increase capacity.  Industry overcapacity could contribute to a weak pricing environment, which could have an adverse impact on our business, results of operations and financial condition.

We are also actively engaged in a number of initiatives to increase our productivity, efficiency and cash flow and to reduce costs, which have had a positive effect on our business, results of operations and financial condition.  CPS is a productivity initiative that aims to improve our order-to-delivery processes and factory efficiency, as well as to reduce waste and maximize value for our customers.  We are also in the process of implementing a new operating and financial reporting system in many of our businesses to increase efficiency and harmonize our operations and reporting.  There can be no assurance that these systems and initiatives or others will continue to be beneficial to the extent anticipated, or that the estimated efficiency improvements, incremental cost savings or cash flow improvements will be realized as anticipated or at all.  If our new operating and reporting system is not implemented successfully, it could have an adverse effect on our operations and results of operations, including our ability to report accurate and timely financial results.

Our business is subject to the sourcing practices of our dealers and our OEM customers.

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

In addition, the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Recent years have seen a substantial increase in the global enforcement of anti-corruption laws.  Our continued operation and expansion outside the United States, including in developing countries, could increase the risk of such violations.  Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

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

We conduct operations in many areas of the world, involving transactions denominated in a variety of currencies.  We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  In addition, because our financial statements are reported in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations.  While we customarily enter into financial transactions to address these risks, there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows.  In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

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

Some of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates.  There can be no assurance that any current or future issues with our employees will be resolved or that we will not encounter future strikes, work stoppages or other types of conflicts with labor unions or our employees.  We may not be able to satisfactorily renegotiate collective bargaining agreements in the United States and other countries when they expire.  If we fail to renegotiate our existing collective bargaining agreements, we could encounter strikes or work stoppages or other types of conflicts with labor unions.  In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future.  We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements.  Any such work stoppages (or potential work stoppages) could have an adverse effect on our business, results of operations and financial condition.

Costs associated with lawsuits or investigations or increases in the reserves we establish based on our assessment of contingencies may have an adverse effect on our results of operations.

We face an inherent business risk of exposure to various types of claims and lawsuits.  We are involved in various intellectual property, product liability, product warranty and environmental claims and lawsuits and other legal proceedings that arise in and outside of the ordinary course of our business.  The industries in which we operate are also periodically reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims.  It is not possible to predict with certainty the outcome of claims, investigations and lawsuits, and we could in the future incur judgments, fines or penalties or enter into settlements of lawsuits and claims that could have an adverse effect on our business, results of operations and financial condition in any particular period.  In addition, while we maintain insurance coverage with respect to certain claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

As required by U.S. generally accepted accounting principles (GAAP), we establish reserves based on our assessment of contingencies, including contingencies related to legal claims asserted against us.  Subsequent developments in legal proceedings may affect our assessment and estimates of the loss contingency recorded as a reserve and require us to make payments in excess of our reserves, which could have an adverse effect on our results of operations.

Additional carbon emissions constraints may impact our capital expenditures, results of operations and competitive position.

The potential for government-mandated reductions of carbon emissions from our facilities and products is increasing.  Mandatory legislative, regulatory and/or policy-based constraints are being implemented or considered by many jurisdictions.  For example, the EPA has promulgated regulations governing carbon emissions from automobiles and heavy-duty on-highway diesel vehicles, which may lead to regulation of other mobile sources.  Although various attempts to pass comprehensive legislation reducing carbon emissions have been unsuccessful in the United States, the EPA has also proceeded with regulating carbon emissions from stationary sources under existing law.  The final details and scope of these various legislative, regulatory and policy measures around the world are unclear and their potential impact is still uncertain, so we cannot fully predict the impact on the company.  However, should legislation or regulations be adopted imposing significant operational restrictions and compliance requirements upon us or our products, they could negatively impact the company’s capital expenditures, results of operations and competitive position.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with GAAP, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  Market conditions have prompted accounting guidance setters to issue new guidance that further interprets or seeks to revise accounting pronouncements related to various transactions as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this annual report on Form 10-K and our quarterly reports on Form 10-Q.  An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

Increased IT security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely upon IT systems and networks in connection with a variety of business activities, and we collect and store sensitive data.  Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.  A failure of or breach in security could expose the company and our customers, dealers and suppliers to risks of misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions, which in turn could adversely affect our reputation, competitive position, business and results of operations.  In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including fires, tornadoes, tsunamis, hurricanes, earthquakes, floods and other forms of severe weather in the United States or in other countries in which we operate or in which our suppliers are located could adversely affect our operations and financial performance.  Natural disasters, pandemic illness, equipment failures, power outages or other unexpected events could result in physical damage to and complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruption in the supply of component products from some local and international suppliers, disruption in the transport of our products to dealers and end-users and delay in the delivery of our products to our distribution centers.  Existing insurance arrangements may not provide protection for all of the costs that may arise from such events.

Item 1B.  Unresolved Staff Comments as of December 31, 2011.

None.

Item 1C.  Executive Officers of the Registrant as of December 31, 2011.

Name	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
Douglas R. Oberhelman (58)	Chairman and Chief Executive Officer (2010)	Group President (2001-2010)
Richard P. Lavin (59)	Group President (2007)	Vice President (2004-2007)
Stuart L. Levenick (58)	Group President (2004)
Edward J. Rapp (54)	Group President (2007) and Chief Financial Officer (2010)	Vice President (2000-2007)
Gerard R. Vittecoq (63)	Group President (2004)
Steven H. Wunning (60)	Group President (2004)
James B. Buda (64)	Senior Vice President and Chief Legal Officer (2010)	Vice President, General Counsel and Secretary (2001-2010)
Jananne A. Copeland (49)	Chief Accounting Officer and Corporate Controller (2010)	Corporate Financial Reporting Manager, Global Finance & Strategic Support Division (2006—2007) Chief Accounting Officer (2007)

Item 2.  Properties.

General Information

Caterpillar’s operations are highly integrated.  Although the majority of our plants are involved primarily in production relating to our Construction Industries, Resource Industries or Power Systems segments, several plants are involved in manufacturing relating to more than one business segment.  In addition, several plants reported in our financial statements under All Other segments are involved in the manufacturing of components that are used in the assembly of products for more than one business segment.  Caterpillar’s parts distribution centers are involved in the storage and distribution of parts for Construction Industries, Resource Industries and Power Systems, and are included in All Other segments.  The research and development activities carried on at our Technical Center in Mossville, Illinois involve products for Construction Industries, Resource Industries and Power Systems.

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

Headquarters and Other Key Offices

Our corporate headquarters are in Peoria, Illinois.  Additional marketing and operating headquarters are located both inside and outside the United States including Miami, Florida; Oak Creek, Wisconsin; San Diego, California; Geneva, Switzerland; Beijing, China; Hong Kong, China; Singapore, Republic of Singapore; Piracicaba, Brazil and Tokyo, Japan.  Our Financial Products business is headquartered in leased offices located in Nashville, Tennessee.

Technical Center, Training Centers, Demonstration Areas and Proving Grounds

We operate a Technical Center located in Mossville, Illinois, and various other technical and training centers, demonstration areas and proving grounds located both inside and outside the United States.

Parts Distribution Centers

Distribution of our parts is conducted from parts distribution centers inside and outside the United States and included in All Other segments in our financial statements.  We operate parts distribution centers for our parts in the following locations: Morton, Illinois; Hayward, California; Ontario, California; Denver, Colorado; Miami, Florida; Atlanta, Georgia; St. Paul, Minnesota; Clayton, Ohio; York, Pennsylvania; Waco, Texas; Spokane, Washington; Melbourne, Australia; Grimbergen, Belgium; Piracicaba, Brazil; Shanghai, China; Monterrey, Mexico; Singapore, Republic of Singapore; Moscow, Russia and Johannesburg, South Africa.

Cat Logistics distributes other companies’ products, using both Caterpillar and non-Caterpillar facilities located both inside and outside the United States.  We also own or lease other storage facilities that support distribution activities.

Components, Remanufacturing and Overhaul

Component manufacturing and the remanufacturing and overhaul of our products that is reported in All Other segments is conducted primarily at facilities in the following locations: Toccoa, Georgia; Aurora, Illinois; East Peoria, Illinois; Peoria, Illinois; Franklin, Indiana; Danville, Kentucky; Menominee, Michigan; Corinth, Mississippi; Oxford, Mississippi; Prentiss County, Mississippi; Boonville, Missouri; West Plains, Missouri; Franklin, North Carolina; Morganton, North Carolina; West Fargo, North Dakota; Summerville, South Carolina; Sumter, South Carolina; Tianjin, China; Grenoble, France; Bazzano, Italy; Castlevetro, Italy; Frosinone, Italy; San Eusebio, Italy; Nuevo Laredo, Mexico; Ramos Arizpe, Mexico; Pyongtaek, South Korea; Shrewsbury, United Kingdom and Skinningrove, United Kingdom.  We also lease or own other facilities that support our remanufacturing, overhaul and component manufacturing activities.

Manufacturing

Manufacturing of products for our Construction Industries, Resource Industries and Power Systems segments is conducted primarily at the locations listed below.  These facilities are believed to be suitable for their intended purposes, with adequate capacities for current and projected needs for existing products.  We have also announced investments to expand the capacity of a number of existing facilities and to build new facilities to support the company’s growth.

Our principal manufacturing facilities include those used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.

Construction Industries	Arkansas: North Little Rock	Belgium: Gosselies
	Illinois: Aurora, Decatur, East Peoria	Brazil: Campo Largo, Piracicaba
	North Carolina: Clayton, Sanford	China: Suzhou, Wujiang, Xuzhou
France: Grenoble
India: Thiruvallar
Indonesia: Jakarta
Japan: Akashi, Sagamihara
Russia: Tosno
United Kingdom: Desford

Resource Industries	Georgia: LaGrange	Australia: Burnie
	Illinois: Aurora, Decatur, East Peoria, Joliet	Brazil: Piracicaba
	Kansas: Wamego	Canada: Toronto
	Minnesota: Minneapolis	China: Wuxi, Xuzhou
	North Carolina: Winston-Salem	Czech Republic: Ostrava
	Pennsylvania: Houston	France: Arras, Rantigny
	Tennessee: Dyersburg	Germany: Dortmund, Lunen
	Texas: Dennison, Kilgore, Waco	India: Hosur,Thiruvallur
	Virginia: Hillsville, Pulaski, Tazewell	Indonesia: Jakarta
	West Virginia: Beckley	Italy: Jesi, Minerbio
	Wisconsin: South Milwaukee, Prentice	Japan: Akashi
Mexico: Acuna, Monterrey, Reynosa, Torreon
Russia: Tosno
The Netherlands: s’Hertogenbosch
United Kingdom: Peterlee, Wolverhampton

Power Systems	Alabama: Albertville, Montgomery	Belgium: Gosselies
	California: San Diego	Brazil: Curitiba, Hortolandia, Piracicaba
	Georgia: Griffin	China: Shunde, Tianjin, Wuxi
	Illinois: Chicago, LaGrange, Mapleton, Mossville, Pontiac	Canada: London
	Indiana: Lafayette, Muncie	Germany: Kiel, Mannheim, Rostock
	Kentucky: Decoursey, Louisville, Mayfield	India: Hosur, Pondicherry
	South Carolina: Greenville, Newberry	Mexico: San Luis Potosi, Tijuana
	Texas: Channelview, De Soto, Mabank, San Antonio, Schertz, Seguin	Switzerland: Riazzino
United Kingdom: Larne, Monkstown, Peterborough, Shoreham, Stafford, Wimborne

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

On May 14, 2007, the EPA issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207. EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects.  On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies. On July 28, 2011, EPA and the U.S. Department of Justice filed and lodged a civil complaint and consent decree with the U.S. District Court for the District of Columbia (Court) regarding the matter.  Caterpillar has agreed to the terms of the consent decree, which require payment of a civil penalty of $2.55 million, retirement of a small number of emissions credits and expanded defect-related reporting.  On September 7, 2011, the Court entered the consent decree, making it effective on that date, and Caterpillar has paid the penalty due to the United States in accordance with the decree terms.  Under the terms of the consent decree, and subject to a settlement agreement, $510,000 of the stipulated $2.55 million penalty will be paid to the California Air Resources Board relating to engines covered by the consent decree that were placed into service in California.

In May 2010, an incident at Caterpillar’s Gosselies, Belgium facility resulted in the release of wastewater into the Perupont River.  In coordination with local authorities, appropriate remediation measures have been taken.  In January 2011, Caterpillar learned that the public prosecutor for the Belgian administrative district of Charleroi had referred the matter to an examining magistrate of the civil court of Charleroi for further investigation.  Caterpillar cooperated fully with the Belgian authorities on this investigation.  Caterpillar understands that this investigation is complete, that no proceeding was initiated, and that no further action is contemplated.

Item 4.  Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this annual report.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Information required by Item 5 regarding our stock is incorporated by reference from the Supplemental Stockholder Information section of Exhibit 13 under “Common Stock (NYSE:CAT) — Listing Information,” “— Price Ranges,” “ — Number of Stockholders” and “Performance Graph: Total Cumulative Stockholder Return for Five-Year Period Ending December 31, 2011” and from the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13 under “Dividends paid per common share.”

Sale of Unregistered Securities

Non-U.S. Employee Stock Purchase Plans

We have 31 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of December 31, 2011, those plans had approximately 12,700 participants in the aggregate.  During the fourth quarter of 2011, approximately 150,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding. Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 pursuant to 17 CFR 230.903.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter 2011.

Other Purchases of Equity Securities

	Total number		Total Number of Shares Purchased	Approximate Dollar Value of Shares that
Period	of Shares Purchased (1)	Average Price Paid per Share	Under the Program	may yet be Purchased under the Program
October 1-31, 2011	—	—	N/A	N/A
November 1-30, 2011	14,284	86.45	N/A	N/A
December 1-31, 2011	1,743	96.76	N/A	N/A
Total	16,027	$87.57

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our chief financial officer, our management conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e).  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 31, 2011, the company’s internal control over financial reporting was effective based on those criteria.

Management has excluded Bucyrus International, Inc. (Bucyrus) and MWM Holding GmbH (MWM) from our assessment of internal control over financial reporting as of December 31, 2011 because we acquired Bucyrus in July 2011 and MWM in October 2011.  Bucyrus and MWM are wholly owned subsidiaries of Caterpillar Inc. whose combined total assets and total revenues represent approximately 17% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on page A-4 of Exhibit 13.

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there has been no significant change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting, except as noted below.

In October 2011, we acquired 100 percent of the equity in MWM.  As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company.  Management has excluded the internal controls of MWM from its annual assessment of the effectiveness of the company’s internal control over financial reporting (Section 404 of the Sarbanes-Oxley Act) for 2011.  This exclusion is in accordance with the general guidance issued by the SEC that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of consolidation.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors and Business Experience

Information required by this Item is incorporated by reference from the 2012 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

Information required by this Item is incorporated by reference from the 2012 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2012 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2012 Proxy Statement.

Stockholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2012 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2012 Proxy Statement.

Code of Ethics

Our Worldwide Code of Conduct (Code), first published in 1974 and most recently updated in 2010, sets a high standard for honesty and ethical behavior by every employee, including the principal executive officer, principal financial officer, controller and principal accounting officer.  The Code is posted on our website at www.Caterpillar.com/code and is incorporated by reference as Exhibit 14 to this Form 10-K.  To obtain a copy of the Code at no charge, submit a written request to the Corporate Secretary at 100 NE Adams Street, Peoria, Illinois 61629-6490.  We will post on our website any required amendments to or waivers granted under our Code pursuant to SEC or New York Stock Exchange disclosure rules.

Item 11.  Executive Compensation.

Information required by this Item is incorporated by reference from the 2012 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2012 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information

(as of December 31, 2011)

	(a)	(b)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	55,222,273	$53.0076	23,788,639
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	55,222,273	$53.0076	23,788,639

(1)             Excludes any cash payments in-lieu-of stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2012 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2012 Proxy Statement.

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

(b)	Exhibits:
	3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2010).
	3.2	Bylaws amended and restated as of December 8, 2010 (incorporated by reference from Exhibit 3.2 to the 2010 Form 10-K).
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

	4.7	Form of Floating Rate Senior Note due 2012 (incorporated by reference from Exhibit 4.1 to Form 8-K filed May 26, 2011).
	4.8	Form of Floating Rate Senior Note due 2013 (incorporated by reference from Exhibit 4.2 to Form 8-K filed May 26, 2011).
	4.9	Form of 1.375% Senior Note due 2014 (incorporated by reference from Exhibit 4.3 to Form 8-K filed May 26, 2011).
	4.10	Form of 3.900% Senior Note due 2021 (incorporated by reference from Exhibit 4.4 to Form 8-K filed May 26, 2011).

4.11	Form of 5.200% Senior Note due 2041 (incorporated by reference from Exhibit 4.5 to Form 8-K filed May 26, 2011).
10.1

Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment dated December 19, 2008 (incorporated by reference from Exhibit 10.1 to the 2008 Form 10-K).*

10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through first amendment dated December 6, 2010 (incorporated by reference from Exhibit 10.2 to the 2010 Form 10-K).*
10.3	Terms Applicable to Awards of Restricted Stock Units under Chairman’s Award Program pursuant to the 2006 Long-Term Incentive Plan.*
10.4

Terms Applicable to Awards of Stock Appreciation Rights pursuant to the 2006 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q filed for the quarter ended March 31, 2011).*

10.5

Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through first amendment dated November 1, 2010 (incorporated by reference from Exhibit 10.5 to the 2010 Form 10-K).*

10.6	Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through first amendment dated May 15, 2009 (incorporated by reference from Exhibit 10.4 to the 2009 Form 10-K).*
10.7

Caterpillar Inc. Executive Short-Term Incentive Plan, as amended and restated effective as of January 1, 2011 by a document dated December 13, 2010 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 15, 2011).*

10.8

Caterpillar Inc. Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2005 by a document dated February 25, 2008 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).*

10.9

Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective as of April 1, 2008 by a document dated March 31, 2008 (incorporated by reference from Exhibit 10.7 to the 2008 Form 10-K).*

10.10	Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through first amendment dated May 15, 2009 (incorporated by reference from Exhibit 10.8 to the 2009 Form 10-K).*
10.11

Caterpillar Inc. Supplemental Deferred Compensation Plan as amended and restated generally effective as of January 1, 2011 by a document dated October 18, 2010 (incorporated by reference from Exhibit 10.11 to 2010 Form 10-K).*

10.12	Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended through second amendment dated November 4, 2010.*
10.13	Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended through first amendment dated May 10, 2011.*
10.14	Time Share Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).*
10.15

Credit Agreement (Five-Year Facility) dated as of September 15, 2011 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 16, 2011).

10.16	Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.17	Japan Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 16, 2011).
10.18

Credit Agreement (Four-Year Facility) dated as of September 16, 2010 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc. as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 21, 2010).

10.19	Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).
10.20	Japan Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).

10.21	Amendment No. 1 to the Four-Year Facility, dated as of September 15, 2011 (incorporated by reference from Exhibit 99.7 to Form 8-K filed September 16, 2011)
10.22

Credit Agreement (364-Day Facility) dated as of September 15, 2011 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 16, 2011).

10.23	Local Currency Addendum to the 364-Day Facility (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 16, 2011).
10.24	Japan Local Currency Addendum to the 364-Day Facility (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 16, 2011).
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2011 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the Form 10-Q filed for the quarter ended June 30, 2010).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC.
(Registrant)

February 21, 2012	By:	/s/ James B. Buda
James B. Buda, Senior Vice President and Chief Legal Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board
February 21, 2012	/s/ Douglas R. Oberhelman	and Chief Executive Officer
(Douglas R. Oberhelman)

February 21, 2012	/s/ Richard P. Lavin	Group President
(Richard P. Lavin)

February 21, 2012	/s/ Stuart L. Levenick	Group President
(Stuart L. Levenick)

Group President and
February 21, 2012	/s/ Edward J. Rapp	Chief Financial Officer
(Edward J. Rapp)

February 21, 2012	/s/ Gerard R. Vittecoq	Group President
(Gerard R. Vittecoq)

February 21, 2012	/s/ Steven H. Wunning	Group President
(Steven H. Wunning)

Chief Accounting Officer
February 21, 2012	/s/ Jananne A. Copeland	and Corporate Controller
(Jananne A. Copeland)

February 21, 2012	/s/ David L. Calhoun	Director
(David L. Calhoun)

February 21, 2012	/s/ Daniel M. Dickinson	Director
(Daniel M. Dickinson)

February 21, 2012	/s/ Eugene V. Fife	Director
(Eugene V. Fife)

February 21, 2012	/s/ Juan Gallardo	Director
(Juan Gallardo)

February 21, 2012	/s/ David R. Goode	Director
(David R. Goode)

February 21, 2012	/s/ Jesse J. Greene, Jr.	Director
(Jesse J. Greene, Jr.)

February 21, 2012	/s/ Peter A. Magowan	Director
(Peter A. Magowan)

February 21, 2012	/s/ Dennis A. Muilenburg	Director
(Dennis A. Muilenburg)

February 21, 2012	/s/ William A. Osborn	Director
(William A. Osborn)

February 21, 2012	/s/ Charles D. Powell	Director
(Charles D. Powell)

February 21, 2012	/s/ Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)

February 21, 2012	/s/ Susan C. Schwab	Director
(Susan C. Schwab)

February 21, 2012	/s/ Joshua I. Smith	Director
(Joshua I. Smith)

February 21, 2012	/s/ Miles D. White	Director
(Miles D. White)

Form 10-K

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2010).
3.2	Bylaws amended and restated as of December 8, 2010 (incorporated by reference from Exhibit 3.2 to the 2010 Form 10-K).
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

4.7	Form of Floating Rate Senior Note due 2012 (incorporated by reference from Exhibit 4.1 to Form 8-K filed May 26, 2011).
4.8	Form of Floating Rate Senior Note due 2013 (incorporated by reference from Exhibit 4.2 to Form 8-K filed May 26, 2011).
4.9	Form of 1.375% Senior Note due 2014 (incorporated by reference from Exhibit 4.3 to Form 8-K filed May 26, 2011).
4.10	Form of 3.900% Senior Note due 2021 (incorporated by reference from Exhibit 4.4 to Form 8-K filed May 26, 2011).
4.11	Form of 5.200% Senior Note due 2041 (incorporated by reference from Exhibit 4.5 to Form 8-K filed May 26, 2011).
10.1

Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment dated December 19, 2008 (incorporated by reference from Exhibit 10.1 to the 2008 Form 10-K).*

10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through first amendment dated December 6, 2010 (incorporated by reference from Exhibit 10.2 to the 2010 Form 10-K).*
10.3	Terms Applicable to Awards of Restricted Stock Units under Chairman’s Award Program pursuant to the 2006 Long-Term Incentive Plan.*
10.4

Terms Applicable to Awards of Stock Appreciation Rights pursuant to the 2006 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.2 to Form 10-Q filed for the quarter ended March 31, 2011).*

10.5

Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through first amendment dated November 1, 2010 (incorporated by reference from Exhibit 10.5 to the 2010 Form 10-K).*

10.6	Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through first amendment dated May 15, 2009 (incorporated by reference from Exhibit 10.4 to the 2009 Form 10-K).*
10.7

Caterpillar Inc. Executive Short-Term Incentive Plan, as amended and restated effective as of January 1, 2011 by a document dated December 13, 2010 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 15, 2011).*

10.8

Caterpillar Inc. Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2005 by a document dated February 25, 2008 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).*

10.9

Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective as of April 1, 2008 by a document dated March 31, 2008 (incorporated by reference from Exhibit 10.7 to the 2008 Form 10-K).*

10.10	Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through first amendment dated May 15, 2009 (incorporated by reference from Exhibit 10.8 to the 2009 Form 10-K).*
10.11

Caterpillar Inc. Supplemental Deferred Compensation Plan as amended and restated generally effective as of January 1, 2011 by a document dated October 18, 2010 (incorporated by reference from Exhibit 10.11 to 2010 Form 10-K).*

10.12	Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended through second amendment dated November 4, 2010.*
10.13	Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended through first amendment dated May 10, 2011.*
10.14	Time Share Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).*
10.15

Credit Agreement (Five-Year Facility) dated as of September 15, 2011 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 16, 2011).

10.16	Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.17	Japan Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 16, 2011).
10.18

Credit Agreement (Four-Year Facility) dated as of September 16, 2010 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc. as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 21, 2010).

10.19	Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).
10.20	Japan Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).
10.21	Amendment No. 1 to the Four-Year Facility, dated as of September 15, 2011 (incorporated by reference from Exhibit 99.7 to Form 8-K filed September 16, 2011)
10.22

Credit Agreement (364-Day Facility) dated as of September 15, 2011 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 16, 2011).

10.23	Local Currency Addendum to the 364-Day Facility (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 16, 2011).
10.24	Japan Local Currency Addendum to the 364-Day Facility (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 16, 2011).
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2011 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the Form 10-Q filed for the quarter ended June 30, 2010).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures.
101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.