Form 10-Q
period 2012-03-31
CATERPILLAR INC
filed 2012-05-07
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At March 31, 2012, 652,337,920 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31,
	2012	2011
Sales and revenues:
Sales of Machinery and Power Systems	$15,288	$12,277
Revenues of Financial Products	693	672
Total sales and revenues	15,981	12,949

Operating costs:
Cost of goods sold	11,237	9,057
Selling, general and administrative expenses	1,340	1,099
Research and development expenses	587	525
Interest expense of Financial Products	204	203
Other operating (income) expenses	290	232
Total operating costs	13,658	11,116

Operating profit	2,323	1,833

Interest expense excluding Financial Products	113	87
Other income (expense)	88	17

Consolidated profit before taxes	2,298	1,763

Provision for income taxes	689	512
Profit of consolidated companies	1,609	1,251

Equity in profit (loss) of unconsolidated affiliated companies	2	(8)

Profit of consolidated and affiliated companies	1,611	1,243

Less: Profit attributable to noncontrolling interests	25	18

Profit [1]	$1,586	$1,225

Profit per common share	$2.44	$1.91

Profit per common share — diluted [2]	$2.37	$1.84

Weighted-average common shares outstanding (millions)
– Basic	650.0	641.4
– Diluted [2]	670.2	664.9

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2012	2011

Profit of consolidated and affiliated companies	$1,611	$1,243
Other comprehensive income, net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2012 - $17; 2011 - $63	181	225
Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (expense)/benefit of: 2012 - $(6); 2011 - $0	10	—
Amortization of actuarial (gain) loss, net of tax (expense)/benefit of: 2012 - $(60); 2011 - $(53)	113	99
Current year prior service credit (cost), net of tax (expense)/benefit of: 2012 - $2; 2011 - $0	(3)	—
Amortization of prior service (credit) cost, net of tax (expense)/benefit of: 2012 - $4; 2011 - $3	(8)	(5)
Amortization of transition (asset) obligation, net of tax (expense)/benefit of: 2012 - $0; 2011 - $0	1	1
Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - $16; 2011 - $(10)	(26)	17
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2012 - $1; 2011 - $5	(2)	(7)
Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - $(9); 2011 - $(3)	21	5
(Gains) losses reclassifed to earnings, net of tax (expense)/benefit of: 2012 - $0; 2011 - $0	(2)	—
Total other comprehensive income, net of tax	285	335
Comprehensive income	1,896	1,578
Less: comprehensive income attributable to the noncontrolling interests	(15)	(26)
Comprehensive income attributable to the company	$1,881	$1,552

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and short-term investments	$2,864	$3,057
Receivables – trade and other	10,370	10,285
Receivables – finance	7,931	7,668
Deferred and refundable income taxes	1,501	1,580
Prepaid expenses and other current assets	1,032	994
Inventories	16,511	14,544
Total current assets	40,209	38,128
Property, plant and equipment – net	14,571	14,395
Long-term receivables – trade and other	902	1,130
Long-term receivables – finance	12,429	11,948
Investments in unconsolidated affiliated companies	139	133
Noncurrent deferred and refundable income taxes	2,082	2,157
Intangible assets	4,287	4,368
Goodwill	7,081	7,080
Other assets	2,208	2,107
Total assets	$83,908	$81,446

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Power Systems	$696	$93
Financial Products	4,078	3,895
Accounts payable	8,360	8,161
Accrued expenses	3,427	3,386
Accrued wages, salaries and employee benefits	1,373	2,410
Customer advances	2,921	2,691
Dividends payable	—	298
Other current liabilities	2,006	1,967
Long-term debt due within one year:
Machinery and Power Systems	555	558
Financial Products	5,433	5,102
Total current liabilities	28,849	28,561
Long-term debt due after one year:
Machinery and Power Systems	8,411	8,415
Financial Products	16,780	16,529
Liability for postemployment benefits	10,815	10,956
Other liabilities	3,582	3,583
Total liabilities	68,437	68,044
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	455	473
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/12 and 12/31/11 – 814,894,624) at paid-in amount	4,351	4,273
Treasury stock (3/31/12 – 162,556,704 shares; 12/31/11 – 167,361,280 shares) at cost	(10,164)	(10,281)
Profit employed in the business	26,815	25,219
Accumulated other comprehensive income (loss)	(6,033)	(6,328)
Noncontrolling interests	47	46
Total stockholders’ equity	15,016	12,929
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$83,908	$81,446

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2011
Balance at December 31, 2010	$3,888	$(10,397)	$21,384	$(4,051)	$40	$10,864
Profit of consolidated and affiliated companies	—	—	1,225	—	18	1,243
Foreign currency translation, net of tax	—	—	—	217	8	225
Pension and other postretirement benefits, net of tax	—	—	—	95	—	95
Derivative financial instruments, net of tax	—	—	—	10	—	10
Available-for-sale securities, net of tax	—	—	—	5	—	5
Common shares issued from treasury stock for stock-based compensation: 5,629,306	(8)	66	—	—	—	58
Stock-based compensation expense	44	—	—	—	—	44
Net excess tax benefits from stock-based compensation	120	—	—	—	—	120
Cat Japan share redemption[1]	—	—	31	—	(23)	8
Balance at March 31, 2011	$4,044	$(10,331)	$22,640	$(3,724)	$43	$12,672

Three Months Ended March 31, 2012
Balance at December 31, 2011	$4,273	$(10,281)	$25,219	$(6,328)	$46	$12,929
Profit of consolidated and affiliated companies	—	—	1,586	—	25	1,611
Foreign currency translation, net of tax	—	—	—	195	(14)	181
Pension and other postretirement benefits, net of tax	—	—	—	110	3	113
Derivative financial instruments, net of tax	—	—	—	(28)	—	(28)
Available-for-sale securities, net of tax	—	—	—	18	1	19
Distribution to noncontrolling interests	—	—	—	—	(4)	(4)
Common shares issued from treasury stock for stock-based compensation: 4,804,576	(110)	117	—	—	—	7
Stock-based compensation expense	47	—	—	—	—	47
Net excess tax benefits from stock-based compensation	141	—	—	—	—	141
Cat Japan share redemption[1]	—	—	10	—	(10)	—
Balance at March 31, 2012	$4,351	$(10,164)	$26,815	$(6,033)	$47	$15,016

1     See Note 16 regarding the Cat Japan share redemption.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,611	$1,243
Adjustments for non-cash items:
Depreciation and amortization	661	575
Other	(18)	95
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	150	(17)
Inventories	(2,038)	(1,185)
Accounts payable	517	364
Accrued expenses	37	(57)
Accrued wages, salaries and employee benefits	(1,053)	(429)
Customer advances	224	(120)
Other assets – net	160	63
Other liabilities – net	79	233
Net cash provided by (used for) operating activities	330	765

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(844)	(543)
Expenditures for equipment leased to others	(285)	(217)
Proceeds from disposals of leased assets and property, plant and equipment	245	302
Additions to finance receivables	(2,727)	(2,008)
Collections of finance receivables	2,072	1,962
Proceeds from sale of finance receivables	39	33
Investments and acquisitions (net of cash acquired)	(63)	(8)
Proceeds from sale of businesses and investments (net of cash sold)	—	21
Proceeds from sale of available-for-sale securities	112	66
Investments in available-for-sale securities	(123)	(72)
Other – net	38	30
Net cash provided by (used for) investing activities	(1,536)	(434)

Cash flow from financing activities:
Dividends paid	(298)	(281)
Distribution to noncontrolling interests	(4)	—
Common stock issued, including treasury shares reissued	7	58
Excess tax benefit from stock-based compensation	141	123
Proceeds from debt issued (original maturities greater than three months):
Machinery and Power Systems	147	44
Financial Products	2,355	1,261
Payments on debt (original maturities greater than three months):
Machinery and Power Systems	(126)	(151)
Financial Products	(2,101)	(1,624)
Short-term borrowings – net (original maturities three months or less)	855	1,460
Net cash provided by (used for) financing activities	976	890
Effect of exchange rate changes on cash	37	56
Increase (decrease) in cash and short-term investments	(193)	1,277
Cash and short-term investments at beginning of period	3,057	3,592
Cash and short-term investments at end of period	$2,864	$4,869

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                     A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2012 and 2011, (b) the consolidated comprehensive income for the three month periods ended March 31, 2012 and 2011, (c) the consolidated financial position at March 31, 2012 and December 31, 2011, (d) the consolidated changes in stockholders’ equity for the three month periods ended March 31, 2012 and 2011, and (e) the consolidated cash flow for the three month periods ended March 31, 2012 and 2011.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company’s annual report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K).

The December 31, 2011 financial position data included herein is derived from the audited consolidated financial statements included in the 2011 Form 10-K but does not include all disclosures required by U.S. GAAP.

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

C.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) and its components are presented in the Consolidated Statement of Comprehensive Income. Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	March 31, 2012	March 31, 2011
Foreign currency translation	$401	$768
Pension and other postretirement benefits	(6,458)	(4,600)
Derivative financial instruments	(38)	55
Available-for-sale securities	62	53
Total accumulated other comprehensive income (loss)	$(6,033)	$(3,724)

2.                                      New Accounting Guidance

Disclosures about the credit quality of financing receivables and the allowance for credit losses – In July 2010, the Financial Accounting Standards Board (FASB) issued accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels.  It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables.  Also, in April 2011, the FASB issued guidance clarifying when a restructuring of a receivable should be considered a troubled debt restructuring by providing additional guidance for determining whether the creditor has granted a concession and whether the debtor is experiencing financial difficulties.  For end of period balances, the new disclosures were effective December

31, 2010 and did not have a material impact on our financial statements.  For activity during a reporting period, the disclosures were effective January 1, 2011 and did not have a material impact on our financial statements.  The disclosures related to modifications of financing receivables, as well as the guidance clarifying when a restructured receivable should be considered a troubled debt restructuring were effective July 1, 2011 and did not have a material impact on our financial statements.  See Note 15 for additional information.

Presentation of comprehensive income – In June 2011, the FASB issued accounting guidance on the presentation of comprehensive income.  The guidance provides two options for presenting net income and other comprehensive income.  The total of comprehensive income, the components of net income, and the components of other comprehensive income may be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. We elected to present two separate statements. This guidance was effective January 1, 2012. See page 4 for additional information.

Goodwill impairment testing – In September 2011, the FASB issued accounting guidance on the testing of goodwill for impairment. The guidance allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We elected to early adopt this guidance for the year ended December 31, 2011 and the guidance did not have a material impact on our financial statements. See Note 7 for additional information.

3.                                      Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  We recognized pretax stock-based compensation cost in the amount of $47 million and $44 million for the three months ended March 31, 2012 and 2011, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three month periods ended March 31, 2012 and 2011, respectively:

	2012		2011
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
Stock options	3,224,203	$39.20	237,906	$36.73
RSUs	1,429,939	$104.61	1,082,032	$97.51
SARs	—	$—	2,722,689	$36.73

The stock price on the date of grant was $110.09 and $102.13 for 2012 and 2011, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three month periods ended March 31, 2012 and 2011, respectively:

	Grant Year
	2012	2011
Weighted-average dividend yield	2.16%	2.22%
Weighted-average volatility	35.0%	32.7%
Range of volatilities	33.3-40.4%	20.9-45.4%
Range of risk-free interest rates	0.17-2.00%	0.25-3.51%
Weighted-average expected lives	7 years	8 years

As of March 31, 2012, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $381 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.5 years.

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

As of March 31, 2012, $14 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings

(Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of March 31, 2012, $3 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps at both Machinery and Power Systems and Financial Products.  The gains or losses associated with these swaps at the time of liquidation are amortized into earnings over the original term of the previously designated hedged item.

In anticipation of issuing debt for the planned acquisition of Bucyrus International, Inc., we entered into interest rate swaps to manage our exposure to interest rate changes. For the three months ended March 31, 2011, we recognized a net loss of $25 million, included in Other income (expense) in the Consolidated Statement of Results of Operations. These contracts were not designated as hedging instruments, and therefore, did not receive hedge accounting treatment. The contracts were liquidated in conjunction with the debt issuance in May 2011.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	March 31, 2012	December 31, 2011
Designated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$62	$54
Machinery and Power Systems	Long-term receivables – trade and other	2	19
Machinery and Power Systems	Accrued expenses	(91)	(73)
Machinery and Power Systems	Other liabilities	(15)	(10)
Interest rate contracts
Financial Products	Receivables – trade and other	19	15
Financial Products	Long-term receivables – trade and other	220	233
Financial Products	Accrued expenses	(5)	(6)
		$192	$232
Undesignated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$18	$27
Machinery and Power Systems	Accrued expenses	(12)	(12)
Machinery and Power Systems	Other liabilities	(20)	(85)
Financial Products	Receivables – trade and other	10	7
Financial Products	Accrued expenses	(5)	(16)
Interest rate contracts
Financial Products	Accrued expenses	(1)	(1)
Commodity contracts
Machinery and Power Systems	Receivables – trade and other	4	2
Machinery and Power Systems	Accrued expenses	(3)	(9)
		$(9)	$(87)

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended March 31, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(9)	$15
		$(9)	$15

		Three Months Ended March 31, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Power Systems	Other income (expense)	$(1)	$1
Financial Products	Other income (expense)	(53)	52
		$(54)	$53

Cash Flow Hedges (Millions of dollars)
	Three Months Ended March 31, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$42	Other income (expense)	$5	$—
Interest rate contracts	—
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	—	Interest expense of Financial Products	(1)	—	[1]
	$42		$3	$—

	Three Months Ended March 31, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$27	Other income (expense)	$18	$—
Interest rate contracts
Financial Products	—	Interest expense of Financial Products	(6)	1	[1]
	$27		$12	$1

[1] The ineffective portion recognized in earnings is included in Other income (expense)

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$65	$32
Financial Products	Other income (expense)	7	—
Interest rate contracts
Machinery and Power Systems	Other income (expense)	—	(25)
Commodity contracts
Machinery and Power Systems	Other income (expense)	6	4
		$78	$11

Stock Repurchase Risk

Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  In December 2011, the Board of Directors extended the $7.5 billion stock repurchase program through December 31, 2015. The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  There were no stock repurchase derivatives outstanding for the three months ended March 31, 2012 or 2011.

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	March 31, 2012	December 31, 2011
Raw materials	$4,094	$3,766
Work-in-process	3,345	2,959
Finished goods	8,807	7,562
Supplies	265	257
Total inventories	$16,511	$14,544

6.                                     Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended March 31,
	2012	2011
Sales	$166	$198
Cost of sales	126	161
Gross profit	$40	$37

Profit (loss)	$10	$(17)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	March 31, 2012	December 31, 2011
Assets:
Current assets	$335	$345
Property, plant and equipment — net	193	200
Other assets	14	9
	542	554
Liabilities:
Current liabilities	210	220
Long-term debt due after one year	70	72
Other liabilities	15	17
	295	309
Equity	$247	$245

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	March 31, 2012	December 31, 2011
Investments in equity method companies	$118	$111
Plus: Investments in cost method companies	21	22
Total investments in unconsolidated affiliated companies	$139	$133

7.                                     Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		March 31, 2012
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,811	$(262)	$2,549
Intellectual property	11	1,805	(283)	1,522
Other	10	305	(107)	198
Total finite-lived intangible assets	13	4,921	(652)	4,269
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,939	$(652)	$4,287

		December 31, 2011
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,811	$(213)	$2,598
Intellectual property	11	1,794	(244)	1,550
Other	11	299	(97)	202
Total finite-lived intangible assets	13	4,904	(554)	4,350
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,922	$(554)	$4,368

During the first quarter of 2012, we acquired finite-lived intangible assets aggregating $8 million due to the purchase of Cat Tohoku.  See Note 18 for details on this business combination.

Amortization expense for the three months ended March 31, 2012 and March 31, 2011 was $94 million and $22 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2012	2013	2014	2015	2016	Thereafter
$375	$372	$367	$362	$352	$2,553

B.  Goodwill

During the first quarter of 2012, we recorded goodwill of $16 million related to the acquisition of Cat Tohoku.  See Note 18 for details on this business combination.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill was impaired during the first quarter of 2012 or 2011.

The changes in the carrying amount of the goodwill by reportable segment for the first quarter of 2012 were as follows:

(Millions of dollars)
	Construction Industries	Resource Industries	Power Systems	Other	Consolidated Total
Balance at December 31, 2011	$378	$4,099	$2,486	$117	$7,080
Business acquisitions[1]	16	—	—	—	16
Held for Sale[2]	—	(51)	—	—	(51)
Other adjustments[3]	(11)	52	(5)	—	36
Balance at March 31, 2012	$383	$4,100	$2,481	$117	$7,081

[1] Purchase of Cat Tohoku. See Note 18 for additional details.
[2] See Note 19 for additional details.
[3] Other adjustments are comprised primarily of foreign currency translation.

8.                                     Available-For-Sale Securities

We have investments in certain debt and equity securities, primarily at Cat Insurance, that have been classified as available-for-sale and recorded at fair value based upon quoted market prices. These investments are primarily included in Other assets in the Consolidated Statement of Financial Position. Unrealized gains and losses arising from the revaluation of available-for-sale securities are included, net of applicable deferred income taxes, in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position).  Realized gains and losses on sales of investments are generally determined using the FIFO (first-in, first-out) method for debt instruments and the specific identification method for equity securities.  Realized gains and losses are included in Other income (expense) in the Consolidated Statement of Results of Operations.

	March 31, 2012			December 31, 2011
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$12	$—	$12	$10	$—	$10
Other U.S. and non-U.S. government bonds	121	2	123	90	2	92

Corporate bonds
Corporate bonds	569	35	604	542	30	572
Asset-backed securities	99	(1)	98	112	(1)	111

Mortgage-backed debt securities
U.S. governmental agency	266	13	279	297	13	310
Residential	32	(3)	29	33	(3)	30
Commercial	137	6	143	142	3	145

Equity securities
Large capitalization value	133	35	168	127	21	148
Smaller company growth	29	13	42	22	7	29
Total	$1,398	$100	$1,498	$1,375	$72	$1,447

During the three months ended March 31, 2012 and 2011, there were no charges for other-than-temporary declines in the market value of securities.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	March 31, 2012
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$3	$—	$19	$4	$22	$4
Mortgage-backed debt securities
Residential	2	—	16	3	18	3
Commercial	4	—	8	1	12	1
Equity securities
Large capitalization value	20	2	7	1	27	3
Total	$29	$2	$50	$9	$79	$11

	December 31, 2011
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$54	$1	$1	$—	$55	$1
Asset-backed securities	1	—	20	5	21	5
Mortgage-backed debt securities
U.S. governmental agency	51	1	—	—	51	1
Residential	3	—	18	3	21	3
Commercial	15	—	8	1	23	1
Equity securities
Large capitalization value	36	5	6	1	42	6
Smaller company growth	4	1	—	—	4	1
Total	$164	$8	$53	$10	$217	$18

[1] Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities and mortgage-related asset-backed securities relate primarily to the continuation of elevated housing delinquencies and default rates, risk aversion and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  U.S. equity valuations increased during the first quarter of 2012 on better-than-estimated earnings and positive economic data.  In each case where unrealized losses exist, the respective company's management is taking corrective action in order to increase shareholder value.   We do not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

The fair value of the available-for-sale debt securities at March 31, 2012, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$99	$101
Due after one year through five years	511	526
Due after five years through ten years	145	166
Due after ten years	46	44
U.S. agency mortgage-backed securities	266	279
Residential mortgage-backed securities	32	29
Commercial mortgage-backed securities	137	143
Total debt securities – available-for-sale	$1,236	$1,288

Sales of Securities
	Three Months Ended March 31,
(Millions of dollars)	2012	2011
Proceeds from the sale of available-for-sale securities	$112	$66
Gross gains from the sale of available-for-sale securities	$2	$1
Gross losses from the sale of available-for-sale securities	$—	$1

9.                                     Postretirement Benefits

A.  Pension and postretirement benefit costs

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, a $37 million other postretirement benefits curtailment gain was recognized. This excludes a $21 million loss of a third party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
For the three months ended:
Components of net periodic benefit cost:
Service cost	$46	$39	$28	$27	$24	$21
Interest cost	154	162	45	43	55	63
Expected return on plan assets	(203)	(199)	(54)	(50)	(16)	(18)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	5	5	—	1	(17)	(14)
Net actuarial loss (gain) [1]	124	113	24	18	25	27
Net periodic benefit cost	126	120	43	39	72	80
Curtailments, settlements and special termination benefits [2]	—	—	10	—	(40)	—
Total cost included in operating profit	$126	$120	$53	$39	$32	$80

Weighted-average assumptions used to determine net cost:
Discount rate	4.3%	5.1%	4.3%	4.6%	4.3%	5.0%
Expected return on plan assets	8.0%	8.5%	7.1%	7.1%	8.0%	8.5%
Rate of compensation increase	4.5%	4.5%	3.9%	4.2%	4.4%	4.4%

[1]
Prior service costs and net actuarial losses for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan. For other postretirement benefit plans in which all or almost all of the plan’s participants are fully eligible for benefits under the plan, prior service costs and net actuarial losses are amortized using the straight-line method over the remaining life expectancy of those participants.

[2]	Curtailments, settlements and special termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

We made $174 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2012. We currently anticipate full-year 2012 contributions of approximately $1 billion, of which $570 million are required contributions. We made $131 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2011.

B.  Defined contribution benefit costs

On January 1, 2011, matching contributions to our U.S. 401(k) plan changed for certain employees that are still accruing benefits under a defined benefit pension plan.  Matching contributions changed from 100% of employee contributions to the plan up to six percent of their compensation to 50% of employee contributions up to six percent of compensation.  For U.S. employees whose defined benefit pension accruals were frozen as of December 31, 2010, we began providing a new annual employer contribution in 2011, which ranges from three to five percent of compensation, depending on years of service and age.

Total company costs related to U.S. and non-U.S. defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2012	2011
U.S. Plans	$101	$82
Non-U.S. Plans	14	12
	$115	$94

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

No loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2012 and December 31, 2011 the related liability was $7 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2012	December 31, 2011
Guarantees with Caterpillar dealers	$121	$140
Guarantees with customers	187	186
Limited indemnity	10	11
Guarantees – other	28	28
Total guarantees	$346	$365

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as our guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of  March 31, 2012 and December 31, 2011, the SPC’s assets of $660 million and $586 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $660 million and $586 million, respectively, are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Cat Financial’s assets are not available to pay creditors of the SPC, except to the extent Cat Financial may be obligated to perform under the guarantee, and assets of the SPC are not available to pay Cat Financial’s creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2012
Warranty liability, January 1	$1,308
Reduction in liability (payments)	(187)
Increase in liability (new warranties)	226
Warranty liability, March 31	$1,347

(Millions of dollars)	2011
Warranty liability, January 1	$1,035
Reduction in liability (payments)	(926)
Increase in liability (new warranties)	1,199
Warranty liability, December 31	$1,308

11.                               Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended March 31,
		2012	2011
I.	Profit for the period (A)[1]:	$1,586	$1,225
II.	Determination of shares (in millions):	—
	Weighted-average number of common shares outstanding (B)	650.0	641.4
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	20.2	23.5
	Average common shares outstanding for fully diluted computation (C) [2]	670.2	664.9
III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$2.44	$1.91
	Assuming full dilution (A/C) [2]	$2.37	$1.84
[1] Profit attributable to common stockholders. [2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 3,458,845 and 2,960,595 common shares were outstanding for the three months ended March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

13.                              Income Taxes

The provision for income taxes in the first quarter reflects an estimated annual effective tax rate of 30 percent compared to 29 percent for the first quarter of 2011 and 26.5 percent for the full-year 2011 excluding discrete items. The increase from full-year 2011 is primarily due to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

14.                              Segment Information

A.                                  Basis for segment information

Group Presidents are accountable for a related set of end-to-end businesses that they manage.  The CEO allocates resources and manages performance at the Group President level.  As such, the CEO serves as our Chief Operating Decision Maker and operating segments are primarily based on the Group President reporting structure.

Three of our operating segments, Construction Industries, Resource Industries and Power Systems, are led by Group Presidents.  One operating segment, Financial Products, is led by a Group President who has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment.  One Group President leads a smaller operating segment that is included in the All Other operating segment.

The segment information for 2011 has been retrospectively adjusted to conform to the 2012 presentation. A portion of goodwill assets, related to recent acquisitions, that was allocated to Machinery and Power Systems operating segments is now a methodology difference between segment and external reporting.

B.                                   Description of segments

We have five operating segments, of which four are reportable segments.  Following is a brief description of our reportable segments and the business activities included in the All Other operating segment:

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders, pipelayers and related parts. In addition, Construction Industries has responsibility for Power Systems and components in Japan and an integrated manufacturing cost center that supports Machinery and Power Systems businesses. Inter-segment sales are a source of revenue for this segment.

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining and quarrying applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components and electronics and control systems. In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System. On July 8, 2011, the acquisition of Bucyrus was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for electric rope shovels, draglines, hydraulic shovels, drills, highwall miners and electric drive off-highway trucks to Resource Industries. In addition, segment profit includes Bucyrus acquisition-related costs and the impact from divestiture of a portion of the Bucyrus distribution business. Inter-segment sales are a source of revenue for this segment.

Power Systems:  A segment primarily responsible for supporting customers using reciprocating engines, turbines and related parts across industries serving electric power, industrial, petroleum and marine applications as well as rail-related businesses. Responsibilities include business strategy, product design, product management, development, manufacturing, marketing, sales and product support of reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and petroleum industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the business strategy, product design, product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services; the development, manufacturing, remanufacturing, maintenance, leasing and service of diesel-electric locomotives and components and other rail-related products and services. Inter-segment sales are a source of revenue for this segment.

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

All Other:  Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the business strategy, product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services for Caterpillar and other companies; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. and Canada only); distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; and the 50/50 joint venture with Navistar (NC2) until it became a wholly owned subsidiary of Navistar effective September 29, 2011. Inter-segment sales are a source of revenue for this segment. Results for the All Other operating segment is included as a reconciling item between reportable segments and consolidated external reporting.

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

▪
Goodwill allocated to segments is amortized using a fixed amount based on a twenty year useful life.  This methodology difference only impacts segment assets; no goodwill amortization expense is included in segment profit.

▪	The present value of future lease payments for certain Machinery and Power Systems operating leases is included in segment assets. The estimated financing component of the lease payments is excluded.

▪	Currency exposures for Machinery and Power Systems are generally managed at the corporate level and the

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 25 to 28 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

▪	Corporate costs: These costs are related to corporate requirements and strategies that are considered to be for the benefit of the entire organization.

▪	Methodology differences: See previous discussion of significant accounting differences between segment reporting and consolidated external reporting.

▪	Timing: Timing differences in the recognition of costs between segment reporting and consolidated external reporting.

Reportable Segments
Three Months Ended March 31,
(Millions of dollars)

	2012
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at March 31	Capital expenditures
Construction Industries	$5,062	$130	$5,192	$131	$616	$8,899	$131
Resource Industries	4,778	328	5,106	163	1,168	13,050	132
Power Systems	4,987	675	5,662	138	812	9,293	129
Machinery and Power Systems	$14,827	$1,133	$15,960	$432	$2,596	$31,242	$392
Financial Products Segment	761	—	761	174	205	32,458	343
Total	$15,588	$1,133	$16,721	$606	$2,801	$63,700	$735

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,471	$147	$4,618	$120	$544	$7,942	$79
Resource Industries	2,768	274	3,042	71	796	12,292	56
Power Systems	4,449	554	5,003	136	700	8,748	85
Machinery and Power Systems	$11,688	$975	$12,663	$327	$2,040	$28,982	$220
Financial Products Segment	730	—	730	176	136	31,747	180
Total	$12,418	$975	$13,393	$503	$2,176	$60,729	$400

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended March 31, 2012
Total external sales and revenues from reportable segments	$14,827	$761	$—		$15,588
All Other operating segment	474	—	—		474
Other	(13)	16	(84)	[1]	(81)
Total sales and revenues	$15,288	$777	$(84)		$15,981

Three Months Ended March 31, 2011
Total external sales and revenues from reportable segments	$11,688	$730	$—		$12,418
All Other operating segment	589	—	—		589
Other	—	10	(68)	[1]	(58)
Total sales and revenues	$12,277	$740	$(68)		$12,949

1 Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended March 31, 2012
Total profit from reportable segments	$2,596	$205	$2,801
All Other operating segment	218	—	218
Cost centers	34	—	34
Corporate costs	(360)	—	(360)
Timing	(151)	—	(151)
Methodology differences:			0
Inventory/cost of sales	(14)	—	(14)
Postretirement benefit expense	(186)	—	(186)
Financing costs	(115)	—	(115)
Equity in profit of unconsolidated affiliated companies	(2)	—	(2)
Currency	131	—	131
Other income/expense methodology differences	(61)	—	(61)
Other methodology differences	2	1	3
Total profit before taxes	$2,092	$206	$2,298

Three Months Ended March 31, 2011
Total profit from reportable segments	$2,040	$136	$2,176
All Other operating segment	245	—	245
Cost centers	21	—	21
Corporate costs	(271)	—	(271)
Timing	(76)	—	(76)
Methodology differences:
Inventory/cost of sales	6	—	6
Postretirement benefit expense	(192)	—	(192)
Financing costs	(89)	—	(89)
Equity in profit of unconsolidated affiliated companies	8	—	8
Currency	18	—	18
Interest rate swaps	(25)	—	(25)
Other income/expense methodology differences	(59)	—	(59)
Other methodology differences	(1)	2	1
Total profit before taxes	$1,625	$138	$1,763

Reconciliation of Assets:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
March 31, 2012
Total assets from reportable segments	$31,242	$32,458	$—	$63,700
All Other operating segment	2,007	—	—	2,007
Items not included in segment assets:
Cash and short-term investments	1,635	—	—	1,635
Intercompany receivables	102	—	(102)	—
Investment in Financial Products	4,055	—	(4,055)	—
Deferred income taxes	3,929	—	(487)	3,442
Goodwill, intangible assets and other assets	4,030	—	—	4,030
Operating lease methodology difference	(544)	—	—	(544)
Liabilities included in segment assets	12,688	—	—	12,688
Inventory methodology differences	(3,078)	—	—	(3,078)
Other	347	(158)	(161)	28
Total assets	$56,413	$32,300	$(4,805)	$83,908

December 31, 2011
Total assets from reportable segments	$28,982	$31,747	$—	$60,729
All Other operating segment	2,035	—	—	2,035
Items not included in segment assets:
Cash and short-term investments	1,829	—	—	1,829
Intercompany receivables	75	—	(75)	—
Investment in Financial Products	4,035	—	(4,035)	—
Deferred income taxes	4,109	—	(533)	3,576
Goodwill, intangible assets and other assets	4,461	—	—	4,461
Operating lease methodology difference	(511)	—	—	(511)
Liabilities included in segment assets	12,088	—	—	12,088
Inventory methodology differences	(2,786)	—	—	(2,786)
Other	362	(194)	(143)	25
Total assets	$54,679	$31,553	$(4,786)	$81,446

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2012
Total depreciation and amortization from reportable segments	$432	$174	$—	$606
Items not included in segment depreciation and amortization:
All Other operating segment	43	—	—	43
Cost centers	19	—	—	19
Other	(12)	5	—	(7)
Total depreciation and amortization	$482	$179	$—	$661

Three Months Ended March 31, 2011
Total depreciation and amortization from reportable segments	$327	$176	$—	$503
Items not included in segment depreciation and amortization:
All Other operating segment	45	—	—	45
Cost centers	18	—	—	18
Other	5	4	—	9
Total depreciation and amortization	$395	$180	$—	$575

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2012
Total capital expenditures from reportable segments	$392	$343	$—	$735
Items not included in segment capital expenditures:
All Other operating segment	64	—	—	64
Cost centers	38	—	—	38
Timing	402	—	—	402
Other	(32)	17	(95)	(110)
Total capital expenditures	$864	$360	$(95)	$1,129

Three Months Ended March 31, 2011
Total capital expenditures from reportable segments	$220	$180	$—	$400
Items not included in segment capital expenditures:
All Other operating segment	38	—	—	38
Cost centers	15	—	—	15
Timing	314	—	—	314
Other	(19)	33	(21)	(7)
Total capital expenditures	$568	$213	$(21)	$760

15.                             Cat Financial Financing Activities

A.                                   Credit quality of financing receivables and allowance for credit losses

Cat Financial applies a systematic methodology to determine the allowance for credit losses for finance receivables.  Based upon Cat Financial’s analysis of credit losses and risk factors, portfolio segments are as follows:

▪	Customer - Finance receivables with retail customers.

▪	Dealer - Finance receivables with Caterpillar dealers.

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

▪	North America - Finance receivables originated in the United States or Canada.

▪	Europe - Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

▪	Asia Pacific - Finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

▪	Mining - Finance receivables related to large mining customers worldwide.

▪	Latin America - Finance receivables originated in Central and South American countries and Mexico.

▪
Caterpillar Power Finance - Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

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

There were no impaired loans or finance leases as of March 31, 2012 and December 31, 2011, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero for the three months ended March 31, 2012 and 2011.

Individually impaired loans and finance leases for customers were as follows:

	March 31, 2012			December 31, 2011
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$56	$55	$—	$83	$80	$—
Europe	45	44	—	47	46	—
Asia Pacific	4	4	—	4	4	—
Mining	8	8	—	8	8	—
Latin America	4	4	—	9	9	—
Caterpillar Power Finance	214	210	—	175	170	—
Total	$331	$325	$—	$326	$317	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$72	$67	$15	$69	$64	$15
Europe	44	42	12	36	33	12
Asia Pacific	24	24	5	13	13	3
Mining	13	13	4	13	13	4
Latin America	26	26	6	25	25	6
Caterpillar Power Finance	79	78	12	93	92	16
Total	$258	$250	$54	$249	$240	$56

Total Impaired Loans and Finance Leases
Customer
North America	$128	$122	$15	$152	$144	$15
Europe	89	86	12	83	79	12
Asia Pacific	28	28	5	17	17	3
Mining	21	21	4	21	21	4
Latin America	30	30	6	34	34	6
Caterpillar Power Finance	293	288	12	268	262	16
Total	$589	$575	$54	$575	$557	$56

1 No related allowance for credit losses due to sufficient collateral value.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$67	$1	$84	$1
Europe	46	—	7	—
Asia Pacific	3	—	5	—
Mining	8	—	8	—
Latin America	6	—	4	—
Caterpillar Power Finance	185	1	211	1
Total	$315	$2	$319	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$72	$—	$191	$2
Europe	40	—	64	1
Asia Pacific	20	1	27	—
Mining	13	—	—	—
Latin America	26	—	47	1
Caterpillar Power Finance	87	—	48	—
Total	$258	$1	$377	$4

Total Impaired Loans and Finance Leases
Customer
North America	$139	$1	$275	$3
Europe	86	—	71	1
Asia Pacific	23	1	32	—
Mining	21	—	8	—
Latin America	32	—	51	1
Caterpillar Power Finance	272	1	259	1
Total	$573	$3	$696	$6

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

As of March 31, 2012 and December 31, 2011, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2012	December 31, 2011
Customer
North America	$103	$112
Europe	56	58
Asia Pacific	33	24
Mining	12	12
Latin America	162	108
Caterpillar Power Finance	157	158
Total	$523	$472

Past due loans and finance leases were as follows:

(Millions of dollars)
	March 31, 2012
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$49	$19	$106	$174	$5,374	$5,548	$12
Europe	36	25	61	122	2,185	2,307	13
Asia Pacific	55	33	57	145	2,751	2,896	24
Mining	—	—	12	12	1,660	1,672	—
Latin America	43	24	147	214	2,441	2,655	—
Caterpillar Power Finance	43	55	105	203	2,927	3,130	13
Dealer				0		0
North America	—	—	—	—	1,709	1,709	—
Europe	—	—	—	—	56	56	—
Asia Pacific	—	—	—	—	180	180	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	581	581	—
Total	$226	$156	$488	$870	$19,865	$20,735	$62

(Millions of dollars)
	December 31, 2011
	31-60	61-90	91+	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$74	$39	$111	$224	$5,378	$5,602	$9
Europe	27	11	57	95	2,129	2,224	10
Asia Pacific	47	23	38	108	2,769	2,877	14
Mining	—	—	12	12	1,473	1,485	—
Latin America	32	15	99	146	2,339	2,485	—
Caterpillar Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	—	—	—	—	1,689	1,689	—
Europe	—	—	—	—	57	57	—
Asia Pacific	—	—	—	—	161	161	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	480	480	—
Caterpillar Power Finance	—	—	—	—	—	—	—
Total	$194	$104	$442	$740	$19,240	$19,980	$58

Allowance for credit loss activity
In estimating the allowance for credit losses, Cat Financial reviews loans and finance leases that are past due, non-performing or in bankruptcy. The allowance for credit losses as of March 31, 2012 and December 31, 2011 was as follows:

(Millions of dollars)
	March 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$360	$6	$366
Receivables written off	(24)	—	(24)
Recoveries on receivables previously written off	13	—	13
Provision for credit losses	18	1	19
Other	2	—	2
Balance at end of period	$369	$7	$376

Allowance for Credit Losses:
Individually evaluated for impairment	$54	$—	$54
Collectively evaluated for impairment	315	7	322
Ending Balance	$369	$7	$376

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$589	$—	$589
Collectively evaluated for impairment	17,619	2,527	20,146
Ending Balance	$18,208	$2,527	$20,735

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$357	$5	$362
Receivables written off	(210)	—	(210)
Recoveries on receivables previously written off	52	—	52
Provision for credit losses	167	1	168
Other	(6)	—	(6)
Balance at end of year	$360	$6	$366

Allowance for Credit Losses:
Individually evaluated for impairment	$56	$—	$56
Collectively evaluated for impairment	304	6	310
Ending Balance	$360	$6	$366

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$575	$—	$575
Collectively evaluated for impairment	17,018	2,387	19,405
Ending Balance	$17,593	$2,387	$19,980

Credit quality of finance receivables
The credit quality of finance receivables is reviewed on a monthly basis.  Credit quality indicators include performing and non-performing.  Non-performing is defined as finance receivables currently over 120 days past due and/or on non-accrual status or in bankruptcy.  Finance receivables not meeting the criteria listed above are considered performing.  Non-performing receivables have the highest probability for credit loss.  The allowance for credit losses attributable to non-performing receivables is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral. In addition, Cat Financial considers credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to non-performing receivables.

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	March 31, 2012			December 31, 2011
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$5,445	$1,709	$7,154	$5,490	$1,689	$7,179
Europe	2,251	56	2,307	2,166	57	2,223
Asia Pacific	2,863	180	3,043	2,853	161	3,014
Mining	1,660	1	1,661	1,473	—	1,473
Latin America	2,493	581	3,074	2,377	480	2,857
Caterpillar Power Finance	2,973	—	2,973	2,762	—	2,762
Total Performing	$17,685	$2,527	$20,212	$17,121	$2,387	$19,508

Non-Performing
North America	$103	$—	$103	$112	$—	$112
Europe	56	—	56	58	—	58
Asia Pacific	33	—	33	24	—	24
Mining	12	—	12	12	—	12
Latin America	162	—	162	108	—	108
Caterpillar Power Finance	157	—	157	158	—	158
Total Non-Performing	$523	$—	$523	$472	$—	$472

Performing & Non-Performing
North America	$5,548	$1,709	$7,257	$5,602	$1,689	$7,291
Europe	2,307	56	2,363	2,224	57	2,281
Asia Pacific	2,896	180	3,076	2,877	161	3,038
Mining	1,672	1	1,673	1,485	—	1,485
Latin America	2,655	581	3,236	2,485	480	2,965
Caterpillar Power Finance	3,130	—	3,130	2,920	—	2,920
Total	$18,208	$2,527	$20,735	$17,593	$2,387	$19,980

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

TDRs are reviewed along with other receivables as part of management’s ongoing evaluation of the adequacy of the allowance for credit losses.  The allowance for credit losses attributable to TDRs is based on the most probable source of repayment, which is normally the liquidation of collateral.  In determining collateral value, Cat Financial estimates the current fair market value of the collateral. In addition, Cat Financial factors in credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to TDRs.

There were no loans or finance lease receivables modified as TDRs during the three months ended March 31, 2012 and 2011 for the Dealer portfolio segment.

Customer loan and finance lease receivables modified as TDRs during the three months ended March 31, 2012 and 2011, were as follows:

(Dollars in millions)
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	23	$2	$2	24	$5	$5
Europe	7	7	7	1	1	1
Latin America	—	—	—	8	5	5
Caterpillar Power Finance [1,2]	5	32	32	6	53	53
Total [3]	35	$41	$41	39	$64	$64

[1] During the three months ended March 31, 2012, $9 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $9 million of additional funds is not reflected in the table above.   At March 31, 2012, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $14 million.

[2] Three customers comprise $32 million of the pre-TDR and post-TDR outstanding recorded investment for the three months ended March 31, 2012. Four customers comprise the $53 million pre-TDR and post-TDR outstanding recorded investment for the three months ended March 31, 2011.

[3] Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

Customer TDRs with a payment default during the three months ended March 31, 2012 and 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	11	$1	34	$6
Caterpillar Power Finance [1]	14	19	6	5
Total	25	$20	40	$11

[1] Two customers comprise the $19 million post-TDR recorded investment for the three months ended March 31, 2012.

B.                                   Securitized Retail Installment Sale Contracts and Finance Leases

Cat Financial has periodically transferred certain finance receivables relating to retail installment sale contracts and finance leases to SPEs as part of their asset-backed securitization program.

On April 25, 2011, Cat Financial exercised a clean-up call on their only outstanding asset-backed securitization transaction.  As a result, Cat Financial had no assets or liabilities related to their securitization program as of March 31, 2012 and December 31, 2011.

16.                             Redeemable Noncontrolling Interest — Caterpillar Japan Ltd.

On August 1, 2008, Shin Caterpillar Mitsubishi Ltd. (SCM) completed the first phase of a share redemption plan whereby SCM redeemed half of Mitsubishi Heavy Industries (MHI’s) shares in SCM.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan).  Both Cat Japan and MHI had options, exercisable beginning August 1, 2013, to require the redemption of the remaining shares owned by MHI, which if exercised, would make Caterpillar the sole owner of Cat Japan. In October 2011, Caterpillar and MHI reached an agreement to accelerate the redemption of the 33 percent shares owned by MHI in Cat Japan, making the options exercisable beginning in the second quarter of 2012 at an agreed upon redemption value. On April 2, 2012, the redemption of the remaining 33 percent interest was completed, resulting in Caterpillar becoming the sole owner of Cat Japan. Caterpillar paid $444 million (36.5 billion Japanese yen) to acquire the remaining equity interest held by MHI. This transaction was financed with available cash.

As of March 31, 2012, the remaining 33 percent of Cat Japan owned by MHI has been reported as redeemable noncontrolling interest and classified as mezzanine equity (temporary equity) in the Consolidated Statement of Financial Position. The redeemable noncontrolling interest is reported at its estimated redemption value.  Any adjustment to the redemption value impacts Profit employed in the business, but does not impact Profit.  If the fair value of the redeemable noncontrolling interest falls below the redemption value, profit available to common stockholders would be reduced by the difference between the redemption value and the fair value.  This would result in lower profit in the profit per common share computation in that period.  Reductions impacting the profit per common share computation may be partially or fully reversed in subsequent periods if the fair value of the redeemable noncontrolling interest increases relative to the redemption value.  Such increases in profit per common share would be limited to cumulative prior reductions.  As Cat Japan’s functional currency is the Japanese yen, changes in exchange rates affect the reported amount of the redeemable noncontrolling interest.  During the first quarter of 2012, there was no change in the estimated redemption value other than the decrease of $18 million due to depreciation of the Japanese yen against the U.S. dollar. During the first quarter of 2011, the estimated redemption value decreased, resulting in an adjustment to the carrying value of the redeemable noncontrolling interest. Profit employed in the business increased by $8 million due to this adjustment. As of March 31, 2012, the fair value of the redeemable noncontrolling interest remained greater than the estimated redemption value.

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

With the consolidation of Cat Japan’s results of operations, 33 percent of Cat Japan’s comprehensive income or loss is attributed to the redeemable noncontrolling interest, impacting its carrying value.  Because the redeemable noncontrolling interest must be reported at its estimated future redemption value, the impact from attributing the comprehensive income or loss is offset by adjusting the carrying value to the redemption value.  This adjustment impacts Profit employed in the business, but not Profit.  For the three months ended March 31, 2012, the carrying value had increased by $10 million due to Cat Japan’s comprehensive income.  This resulted in an offsetting adjustment of $10 million to decrease the carrying value to the redemption value and a corresponding increase to Profit employed in the business. For the three months ended March 31, 2011, the carrying value had increased by $23 million due to Cat Japan’s comprehensive income. This resulted in an offsetting adjustment of $23 million to decrease the carrying value to the redemption value and a corresponding increase to Profit employed in the business.  At March 31, 2012 and December 31, 2011, the redeemable noncontrolling interest was $455 million and $473 million, respectively.

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

▪	Level 1 — Quoted prices for identical instruments in active markets.

▪
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

▪	Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

Fair value includes the consideration of nonperformance risk.  Nonperformance risk refers to the risk that an obligation (either by a counterparty or Caterpillar) will not be fulfilled.  For our financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price.  For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

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

Guarantees
The fair value of guarantees is based upon our estimate of the premium a market participant would require to issue the same guarantee in a stand-alone arms-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2012 and December 31, 2011 are summarized below:

(Millions of dollars)	March 31, 2012
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$12	$—	$—	$12
Other U.S. and non-U.S. government bonds	—	123	—	123
Corporate bonds
Corporate bonds	—	604	—	604
Asset-backed securities	—	98	—	98
Mortgage-backed debt securities
U.S. governmental agency	—	279	—	279
Residential	—	29	—	29
Commercial	—	143	—	143
Equity securities
Large capitalization value	168	—	—	168
Smaller company growth	42	—	—	42
Total available-for-sale securities	222	1,276	—	1,498
Derivative financial instruments, net	—	183	—	183
Total Assets	$222	$1,459	$—	$1,681
Liabilities
Guarantees	$—	$—	$7	$7
Total Liabilities	$—	$—	$7	$7

(Millions of dollars)	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	92	—	92
Corporate bonds
Corporate bonds	—	572	—	572
Asset-backed securities	—	111	—	111
Mortgage-backed debt securities
U.S. governmental agency	—	310	—	310
Residential	—	30	—	30
Commercial	—	145	—	145
Equity securities
Large capitalization value	148	—	—	148
Smaller company growth	29	—	—	29
Total available-for-sale securities	187	1,260	—	1,447
Derivative financial instruments, net	—	145	—	145
Total Assets	$187	$1,405	$—	$1,592
Liabilities
Guarantees	$—	$—	$7	$7
Total Liabilities	$—	$—	$7	$7

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the three months ended

March 31, 2012 and 2011.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2011	$7
Issuance of guarantees	—
Expiration of guarantees	—
Balance at March 31, 2012	$7

Balance at December 31, 2010	$10
Issuance of guarantees	1
Expiration of guarantees	(1)
Balance at March 31, 2011	$10

In addition to the amounts above, Cat Financial had impaired loans with a fair value of $133 million and $141 million as of March 31, 2012 and December 31, 2011, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Long-term debt
Fair value for Machinery and Power Systems and Financial Products fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

Fair Value of Financial Instruments
	March 31, 2012		December 31, 2011
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$2,864	$2,864	$3,057	$3,057	1
Restricted cash and short-term investments	51	51	87	87	1
Available-for-sale securities	1,498	1,498	1,447	1,447	1 & 2	Note 8
Finance receivables—net (excluding finance leases1)	13,276	13,099	12,689	12,516	2	Note 15
Wholesale inventory receivables—net (excluding finance leases1)	1,519	1,448	1,591	1,505	2	Note 15
Interest rate swaps—net	233	233	241	241	2	Note 4
Commodity contracts—net	1	1	—	—	2	Note 4

Liabilities
Short-term borrowings	4,774	4,774	3,988	3,988	1
Long-term debt (including amounts due within one year)
Machinery and Power Systems	8,966	10,566	8,973	10,737	2
Financial Products	22,213	23,265	21,631	22,674	1 & 2
Foreign currency contracts—net	51	51	89	89	2	Note 4
Commodity contracts—net	—	—	7	7	2	Note 4
Guarantees	7	7	7	7	3	Note 10
[1] Total excluded items have a net carrying value at March 31, 2012 and December 31, 2011 of $7,452 million and $7,324 million, respectively.

18.                              Business Combinations

Caterpillar Tohoku Ltd

In March 2012, we acquired 100 percent of the stock of Caterpillar Tohoku Ltd (Cat Tohoku). Cat Tohoku was an independently owned and operated dealership providing sales, rental, service and after market support for Caterpillar machines and engines in the northeastern part of Japan. The purchase price, net of $18 million of acquired cash, was approximately $202 million. The purchase price included the assumption of $77 million in third party debt as well as $64 million net trade payables due to Caterpillar. We paid approximately $59 million at closing and recognized a payable of $21 million for estimated consideration due in March 2013. The acquisition of Cat Tohoku supports Caterpillar's efforts to restructure its distribution network in Japan.

The transaction was financed with available cash. Tangible assets acquired of $251 million primarily include cash of $18 million, receivables of $33 million, inventory of $26 million, and property, plant and equipment of $157 million. Finite-lived intangible assets acquired were $8 million. Liabilities assumed of $132 million, recorded at their fair values, primarily included debt of $77 million and accounts payable of $39 million. Goodwill of $16 million, which is deductible for income tax purposes, represents the excess of cost over the fair value of net tangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Construction Industries segment in Note 14. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

19.                              Divestitures and Assets held for sale
Bucyrus Distribution Business Divestiture
In conjunction with our acquisition of Bucyrus in July 2011, we announced our intention to sell the Bucyrus distribution business to Caterpillar dealers that support mining customers around the world in a series of individual transactions. Bucyrus predominantly employed a direct to end customer model to sell and support products. The intention is for all

Bucyrus products to be sold and serviced by Caterpillar dealers, consistent with our long-held distribution strategy. We expect these transitions will occur in phases, based on the mining business opportunity within each dealer territory.

As portions of the Bucyrus distribution business are sold or classified as held for sale, they will not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows from the Caterpillar dealers after the divestitures. The gain or loss on disposal, along with the continuing operations of these disposal groups, will be reported in the Resource Industries segment. Goodwill will be allocated to each disposal group using the relative fair value method. The value of the customer relationship intangibles related to each portion of the Bucyrus distribution business to be sold will be included in the disposal groups. The disposal groups will be recorded at the lower of their carrying value or fair value less cost to sell. There have been no impairments related to the Bucyrus distribution business as of March 31, 2012.

In December 2011, we sold a portion of the Bucyrus distribution business to the Industrial Division of Sime Darby Berhad operated by Hastings Deering. Five of the remaining divestiture transactions were classified as held for sale at March 31, 2012 and are expected to close throughout the remainder of 2012. During the three months ended March 31, 2012, $31 million of costs were incurred related to the Bucyrus distribution business divestiture activities ($26 million included in Selling, general and administrative expenses and $5 million included in Other operating (income) expenses). Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets in the Consolidated Statement of Financial Position. The major classes of assets held for sale were as follows:

(Millions of dollars)	March 31, 2012	December 31, 2011

Receivables	$—	$25
Inventory	185	109
Current assets held for sale	$185	$134

Property plant and equipment - net	$30	$28
Intangible Assets	220	186
Goodwill	347	296
Non-current assets held for sale	$597	$510

In April 2012, we committed to sell additional portions of the Bucyrus distribution business to two more Caterpillar dealers. These disposal groups qualified as held for sale in April 2012. The related assets were considered held and used at March 31, 2012. The major classes of assets that were held and used at March 31, 2012 but subsequently classified as assets held for sale were as follows:

(Millions of dollars)	March 31, 2012

Inventory	$65
Property plant and equipment - net	23
Intangible Assets	51
Goodwill	87
Total Assets	$226

20.                              Employee separation charges

In 2011, we reported employee separation charges of $112 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to the acquisition of Bucyrus. The majority of the charges were assigned to the Resource Industries segment.

For the three months ended March 31, 2012, we recognized employee separation charges of $32 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to the closure of the Electro-Motive Diesel facility located in London, Ontario. The majority of the charges were assigned to the Power Systems segment.

Our accounting for separations was dependent upon how the particular program was designed. For voluntary programs, eligible separation costs were recognized at the time of employee acceptance. For involuntary programs, eligible costs were recognized when management had approved the program, the affected employees had been properly notified and the costs were estimable.

In addition to the separation charges noted above, in first quarter of 2012 we reported $6 million of net gains associated with certain pension and other postretirement benefit plans, which were also recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations. See Note 9 for additional information.

The following table summarizes the 2011 and 2012 separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2010	$22

Increase in liability (separation charges)	$112
Reduction in liability (payments and other adjustments)	(44)
Liability balance at December 31, 2011	$90

Increase in liability (separation charges)	$32
Reduction in liability (payments and other adjustments)	(103)
Liability balance at March 31, 2012	$19

The remaining liability balances as of March 31, 2012 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported a record quarterly profit per share of $2.37 in the first quarter of 2012. This represents an increase of 29 percent from first-quarter 2011 profit per share of $1.84. First-quarter 2012 sales and revenues of $15.981 billion were up 23 percent from $12.949 billion in the first quarter of 2011. Profit was a record $1.586 billion in the quarter, an increase of 29 percent from $1.225 billion in the first quarter of 2011.

These results reflect our continued focus on execution and controlling costs as we increase production and expand capacity to meet increasing demand from our customers. We are experiencing strong global demand for most mining products and significant growth in demand for replacement products in the United States, which more than offset slowing in China and Brazil.

 Highlights for the first quarter of 2012 include:

▪	First-quarter sales and revenues of $15.981 billion were 23 percent higher than the first quarter of 2011.

▪	Profit per share was $2.37 in the first quarter of 2012, our highest quarterly profit per share on record. First-quarter 2012 profit per share increased $0.53 from the first quarter of 2011.

▪
Machinery & Power Systems (M&PS) operating cash flow was $234 million in the first quarter of 2012, compared with $1.644 billion in the first quarter of 2011. The decrease was due to unfavorable changes in working capital and the payment of short-term incentive compensation based on record results in 2011.

▪	M&PS debt-to-capital ratio was 40.5 percent at the end of the first quarter of 2012, compared with 42.7 percent at year-end 2011.

Notes:

▪	Glossary of terms is included on pages 51-52; first occurrence of terms shown in bold italics.

▪	Information on non-GAAP financial measures is included on pages 60-61.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the first quarter of 2011 (at left) and the first quarter of 2012 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $15.981 billion in the first quarter of 2012, an increase of $3.032 billion, or 23 percent, from the first quarter of 2011. The improvement was a result of sales volume, acquisitions and price realization. Sales volume improved $1.565 billion, as sales for both new equipment and aftermarket parts increased. Sales volume increased in nearly all segments and in all geographic regions except Latin America. In EAME, sales volume was about flat in Europe but was higher in Africa, the Middle East and the CIS. The acquisition of Bucyrus added $1.001 billion in sales, and the Motoren-Werke Mannheim Holding GmbH (MWM) acquisition added $143 million in sales. Price realization improved $306 million.
The volume increase in machinery was primarily the result of higher end user demand. Dealer-reported new machine inventory levels were up about $875 million during the quarter, while they were up about $825 million during the first quarter of 2011. Dealer-reported new machine inventory in months of supply was higher than the end of the first quarter of 2011, but was similar to the historical average. About two-thirds of the increase during the quarter was in North America, which is the region showing the strongest year-over-year improvement in dealer deliveries. While dealer inventory declined in China, it is still relatively high in terms of months of supply.
Growth in the global economy improved demand for most commodities, and while the prices for metals and coal were down, commodity prices remained attractive for investment. This was positive for mining in most regions of the world.
While sales of construction equipment were down in China and Brazil, we more than offset those declines with other increases, particularly in the developed world, as a result of our broad geographic reach. In developed countries, despite a weak but improving level of construction activity, sales increased as a result of customers upgrading machine fleets by replacing older equipment and dealers refreshing equipment in their rental fleets.
Sales of our rail products and services, including locomotives, increased due to higher demand. Worldwide demand for energy, at prices that encourage continued investment, resulted in higher sales of engines for petroleum applications.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the first quarter of 2011 (at left) and the first quarter of 2012 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the first quarter of 2012 was $2.323 billion compared with $1.833 billion for the first quarter of 2011. The increase was primarily the result of higher sales volume and improved price realization. The improvements were partially offset by higher manufacturing costs and increased SG&A and R&D expenses.
Manufacturing costs were up $268 million primarily due to higher period costs related to production volume and capacity expansion programs. Material and freight costs were up from the first quarter of 2011. The increase in material was due to higher steel costs. SG&A and R&D expenses increased $119 million primarily due to higher volume, increased costs to support product programs and wage and benefit inflation.
While manufacturing period costs, SG&A and R&D increased, as a percent of sales, each declined compared with the first quarter of 2011. This focus on cost control contributed to the increase in operating profit as a percent of sales.
Financial Products' operating profit improved by $68 million.
Acquisitions favorably impacted operating profit by $53 million, primarily related to Bucyrus.
Other items negatively impacted operating profit by $76 million, primarily from expenses resulting from the closure of the Electro-Motive Diesel (EMD) facility located in London, Ontario, and the absence of a gain related to the sale of Carter Machinery Company Inc. in the first quarter of 2011.
Short-term incentive compensation expense related to 2012 was about $230 million in the first quarter of 2012. This is compared to about $220 million in the first quarter of 2011.
The amount of incremental operating profit we earn on incremental sales and revenues is an important performance metric. Sales and revenues increased $3.032 billion from the first quarter of 2011 to the first quarter of 2012, and operating profit increased $490 million. The resulting incremental operating profit rate is 16 percent. Excluding the acquisition of Bucyrus and MWM, incremental margin was about 23 percent.
The following table summarizes the impact of Bucyrus on first-quarter 2012 financial results.

Impact of Bucyrus on Operating Profit

(Millions of dollars)
Impact Excluding Divestiture-Related Expenses	First Quarter 2012
Sales	$1,001
Cost of goods sold	(723)
SG&A	(156)
R&D	(36)
Other operating expenses	(4)
Operating profit (loss)	$82

Divestiture-Related Expenses
SG&A	$(26)
Other operating expenses	(5)
Operating profit (loss)	$(31)

Total Impact of Buycrus on Operating Profit	$51

Other Profit/Loss Items

▪	Interest expense excluding Financial Products increased $26 million from the first quarter of 2011 due to debt issued relating to the acquisition of Bucyrus.

▪
Other income/expense was income of $88 million compared with income of $17 million in the first quarter of 2011. The increase was primarily due to the absence of first-quarter 2011 mark-to-market losses on interest rate swaps and credit facility fees associated with the debt issuance for the Bucyrus acquisition and the favorable impact of currency gains and losses.

▪
The provision for income taxes in the first quarter of 2012 reflects an estimated annual effective tax rate of 30 percent compared with 29 percent for the first quarter of 2011 and 26.5 percent for the full-year 2011 excluding discrete items. The increase from full-year 2011 is primarily due to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
First Quarter 2012
Construction Industries[1]	$5,062	13%	$1,780	36%	$690	(2)%	$1,233	11%	$1,359	—%
Resource Industries[2]	4,778	73%	1,560	69%	690	17%	1,030	77%	1,498	123%
Power Systems[3]	4,987	12%	2,178	10%	491	7%	1,377	15%	941	15%
All Other Segment[4]	474	(20)%	225	(34)%	21	(34)%	144	11%	84	(2)%
Corporate Items and Eliminations	(13)		(11)		—		(1)		(1)
Machinery & Power Systems Sales	15,288	25%	5,732	26%	1,892	6%	3,783	25%	3,881	33%

Financial Products Segment	761	4%	416	(3)%	97	23%	103	(4)%	145	26%
Corporate Items and Eliminations	(68)		(46)		(7)		(7)		(8)
Financial Products Revenues	693	3%	370	(3)%	90	20%	96	(9)%	137	25%

Consolidated Sales and Revenues	$15,981	23%	$6,102	24%	$1,982	7%	$3,879	24%	$4,018	32%

First Quarter 2011
Construction Industries[1]	$4,471		$1,308		$701		$1,108		$1,354
Resource Industries[2]	2,768		925		589		583		671
Power Systems[3]	4,449		1,979		460		1,194		816
All Other Segment[4]	589		341		32		130		86
Machinery & Power Systems Sales	12,277		4,553		1,782		3,015		2,927

Financial Products Segment	730		429		79		107		115
Corporate Items and Eliminations	(58)		(47)		(4)		(2)		(5)
Financial Products Revenues	672		382		75		105		110

Consolidated Sales and Revenues	$12,949		$4,935		$1,857		$3,120		$3,037

1                 Does not include inter-segment sales of $130 million and $147 million in the first quarter 2012 and 2011, respectively.
2                  Does not include inter-segment sales of $328 million and $274 million in the first quarter 2012 and 2011, respectively.
3                   Does not include inter-segment sales of $675 million and $554 million in the first quarter 2012 and 2011, respectively.
4                   Does not include inter-segment sales of $907 million and $796 million in the first quarter 2012 and 2011, respectively.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2011	Sales Volume	Price Realization	Currency	Acquisitions	Other	First Quarter 2012	$ Change	% Change

Construction Industries	$4,471	$521	$60	$10	$—	$—	$5,062	$591	13%
Resource Industries	2,768	834	177	(2)	1,001	—	4,778	2,010	73%
Power Systems	4,449	335	71	(11)	143	—	4,987	538	12%
All Other Segment	589	(114)	—	(1)	—	—	474	(115)	(20)%
Corporate Items and Eliminations	—	(11)	(2)	—	—	—	(13)	(13)
Machinery & Power Systems Sales	12,277	1,565	306	(4)	1,144	—	15,288	3,011	25%

Financial Products Segment	730	—	—	—	—	31	761	31	4%
Corporate Items and Eliminations	(58)	—	—	—	—	(10)	(68)	(10)
Financial Products Revenues	672	—	—	—	—	21	693	21	3%

Consolidated Sales and Revenues	$12,949	$1,565	$306	$(4)	$1,144	$21	$15,981	$3,032	23%

Operating Profit by Segment
(Millions of dollars)	First Quarter 2012	First Quarter 2011	$ Change	% Change
Construction Industries	$616	$544	$72	13%
Resource Industries	1,168	796	372	47%
Power Systems	812	700	112	16%
All Other Segment	218	245	(27)	(11)%
Corporate Items and Eliminations	(617)	(524)	(93)
Machinery & Power Systems	2,197	1,761	436	25%

Financial Products Segment	205	136	69	51%
Corporate Items and Eliminations	(11)	(10)	(1)
Financial Products	194	126	68	54%
Consolidating Adjustments	(68)	(54)	(14)
Consolidated Operating Profit	$2,323	$1,833	$490	27%

Construction Industries
Construction Industries' sales were $5.062 billion in the first quarter of 2012, an increase of $591 million, or 13 percent, from the first quarter of 2011. The improvement in sales was a result of significantly higher sales volume in North America across all major products.
In North America and other developed countries, sales increased significantly despite relatively weak but improving construction activity. The improvement in sales was largely driven by the need for customers to upgrade machine fleets to replace older equipment and dealers refreshing equipment in their rental fleets. Despite the increase from a year ago, sales of new machines to customers in developed countries remain significantly below previous peak levels. The size of rental fleets increased slightly from post-recession lows, but the average age remained near the historical high.
The governments of China and Brazil tightened their economic policies in 2011. While both have begun to ease their policies, sales were down in both countries in the first quarter.
Construction Industries' profit was $616 million in the first quarter of 2012 compared with $544 million in the first quarter of 2011. The increase in profit was primarily due to higher sales volume and improved price realization.  The benefits from increased sales were partially offset by higher manufacturing costs associated with increased production volume and global capacity expansion, and the negative impact of currency, primarily due to a stronger Japanese yen.
Resource Industries
Resource Industries' sales were $4.778 billion in the first quarter of 2012, an increase of $2.010 billion, or 73 percent, from the first quarter of 2011. The sales increase was primarily due to the acquisition of Bucyrus in the third quarter of 2011 and higher sales volume. While sales volume for both new equipment and aftermarket parts improved, the more significant increase was for new equipment.
Growth in the global economy improved demand for most commodities, and while the prices for metals and coal were down, commodity prices remained attractive for investment. That is driving significant demand for most of our large mining products and aftermarket parts. While demand for product was strong, the supply of many of our mining products was limited by our capacity, which is why we are continuing to invest.
While sales increased globally compared with the first quarter of 2011, sales in Latin America (excluding Bucyrus product) declined, primarily a result of the timing of shipments.
Bucyrus sales were $1.001 billion in the first quarter of 2012, with $273 million in North America, $174 million in Latin America, $181 million in EAME and $373 million in Asia/Pacific.
Resource Industries' profit was $1.168 billion in the first quarter of 2012 compared with $796 million in the first quarter of 2011. The acquisition of Bucyrus increased segment profit by $62 million.
Excluding Bucyrus, Resource Industries' profit increased $310 million, primarily due to higher sales volume and improved price realization. The improvement was partially offset by higher manufacturing, SG&A and R&D costs. The manufacturing cost increase was primarily due to higher period costs related to increased production volume and increased material costs.
Power Systems
Power Systems' sales were $4.987 billion in the first quarter of 2012, an increase of $538 million, or 12 percent, from the first quarter of 2011. The improvement was the result of higher sales volume and improved price realization. Sales were up in all geographic regions.
Sales of our rail products and services, including locomotives, increased due to higher demand. Worldwide demand for energy, at prices that encourage continued investment, resulted in higher sales of engines for petroleum applications. These increases were partially offset by reductions in sales of engines for electric power applications. Sales were relatively high in the first quarter of 2011 ahead of the introduction of new products to meet tier 4 emission requirements in the U.S. Industrial and marine engine sales were about flat compared with the first quarter of 2011.
Power Systems' profit was $812 million in the first quarter of 2012 compared with $700 million in the first quarter of 2011. The increase was primarily due to higher sales volume and improved price realization. The improvements were partially offset by increased manufacturing costs, SG&A expense and expenses resulting from the closure of the EMD facility located in London, Ontario.
MWM, acquired during the fourth quarter of 2011, added sales of $143 million and was about neutral to profit.
Financial Products Segment
The Financial Products business continues to improve with a growing asset portfolio and declining write-offs at Cat Financial.
Financial Products' revenues were $761 million, an increase of $31 million, or 4 percent, from the first quarter of 2011. The increase was primarily due to the impact from higher average earning assets, partially offset by an unfavorable impact from lower interest rates on new and existing finance receivables.
Financial Products' profit was $205 million in the first quarter of 2012, compared with $136 million in the first quarter of 2011. The increase, primarily related to Cat Financial, was due to a $36 million decrease in provision expense, an $18 million favorable impact from higher average earning assets and a $13 million favorable impact from higher net yield on average earning assets.
At the end of the first quarter of 2012, past dues at Cat Financial were 3.19 percent compared with 2.89 percent at the end of 2011. The increase in past dues from year-end 2011 is primarily due to seasonality impacts. At the end of the first quarter of 2011, past dues were 3.94 percent. Write-offs, net of recoveries, were $11 million for the first quarter of 2012, down from $41 million for the first quarter of 2011.
As of March 31, 2012, Cat Financial's allowance for credit losses totaled $379 million or 1.47 percent of net finance receivables, compared with $369 million or 1.47 percent of net finance receivables at year-end 2011. The allowance for credit losses as of March 31, 2011, was $380 million or 1.55 percent of net finance receivables.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $628 million in the first quarter of 2012, an increase of $94 million from the first quarter of 2011. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; and currency differences, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.

Corporate items and expense from timing differences increased from the first quarter of 2011 and were partially offset by favorable currency differences. Segment profit for 2012 is based on fixed exchange rates set at the beginning of 2012, while segment profit for 2011 is based on fixed exchange rates set at the beginning of 2011. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit. The favorable impact included in corporate items and eliminations related to currency was due to first-quarter 2012 actual exchange rates being favorable compared with 2012 fixed exchange rates.

GLOSSARY OF TERMS

1.
All Other Segment - Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the business strategy, product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services for Caterpillar and other companies; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. and Canada only); distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; and the 50/50 joint venture with Navistar (NC2) until it became a wholly owned subsidiary of Navistar effective September 29, 2011.

2.
Caterpillar Production System - The Caterpillar Production System is the common Order-to-Delivery process being implemented enterprise-wide to achieve our safety, quality, velocity, earnings and growth goals.

3.	Consolidating Adjustments - Eliminations of transactions between Machinery and Power Systems and Financial Products.

4.
Construction Industries - A segment responsible for small and core construction machines. Responsibility includes business strategy, product design, product management and development, manufacturing, marketing, and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers. In addition, Construction Industries has responsibility for Power Systems and components in Japan and an integrated manufacturing cost center that supports Machinery and Power Systems businesses.

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

6.
Debt-to-Capital Ratio - A key measure of financial strength used by both management and our credit rating agencies. The metric is a ratio of Machinery and Power Systems debt (short-term borrowings plus long-term debt) and redeemable noncontrolling interest to the sum of Machinery and Power Systems debt, redeemable noncontrolling interest and stockholders' equity.

7.	EAME - A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

8.	Earning Assets - Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.

9.
Financial Products Segment - Provides financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The division also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

10.	Latin America - Geographic region including Central and South American countries and Mexico.

11.	Machinery and Power Systems (M&PS) - Represents the aggregate total of Construction Industries, Resource Industries, Power Systems, and All Other segments and related corporate items and eliminations.

12.
Machinery and Power Systems Other Operating (Income) Expenses - Comprised primarily of gains/losses on disposal of long-lived assets, long-lived asset impairment charges, pension curtailment charges and employee redundancy costs.

13.
Manufacturing Costs - Manufacturing costs exclude the impacts of currency and represent the volume-adjusted change for variable costs and the absolute dollar change for period manufacturing costs. Variable manufacturing costs are defined as having a direct relationship with the volume of production. This includes material costs, direct labor and other costs that vary directly with production volume such as freight, power to operate machines and supplies that are consumed in the manufacturing process. Period manufacturing costs support production but are defined as generally not having a direct relationship to short-term changes in volume. Examples include machinery and equipment repair, depreciation on manufacturing assets, facility support, procurement, factory scheduling, manufacturing planning and operations management.

14.
Power Systems - A segment responsible for the business strategy, product design, product management, development, manufacturing, marketing, sales and product support of reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and petroleum industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the business strategy, product design, product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services; the development, manufacturing, remanufacturing, maintenance, leasing and service of diesel-electric locomotives and components and other rail-related products and services.

15.
Price Realization - The impact of net price changes excluding currency and new product introductions. Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

16.
Resource Industries - A segment responsible for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components and electronics and control systems. In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System. On July 8, 2011, the acquisition of Bucyrus International was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for electric rope shovels, draglines, hydraulic shovels, drills, highwall miners and electric drive off-highway trucks to Resource Industries. In addition, Resource Industries segment profit includes Bucyrus acquisition-related costs and the impact from divestiture of the former Bucyrus distribution businesses.

17.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Power Systems operations. Funding for these businesses is also provided by commercial paper and long-term debt issuances. Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the first quarter of 2012, we experienced favorable liquidity conditions globally in both our Machinery and Power Systems and Financial Products operations. On a consolidated basis, we ended first quarter 2012 with $2.9 billion of cash, a decrease of $193 million from year-end 2011. Our cash balances are held in numerous locations throughout the world. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

Consolidated operating cash flow for the first quarter of 2012 was $330 million, down from $765 million for the same period a year ago. The decrease was primarily due to changes in inventory and short-term incentive compensation. Inventory increased more in the first quarter of 2012 than in the first quarter of 2011. Much of the increase in the first quarter of 2012 was in finished goods to support 2012 sales. In addition, we built inventory in China to support higher sales following the Chinese New Year; however, sales were not at the level we expected, and inventory increased. Also contributing to the decline in operating cash flow was the payment of additional short-term incentive compensation during the first quarter of 2012 compared with the first quarter of 2011. Partially offsetting these items were higher profit and an increase in customer advances. See further discussion of operating cash flow under Machinery and Power Systems and Financial Products.

Total debt as of March 31, 2012 was $35.95 billion, an increase of $1.36 billion from year-end 2011. Debt related to Machinery and Power Systems increased $596 million in the first quarter of 2012, primarily due to the issuance of commercial paper and higher short-term bank borrowings used for general liquidity purposes. Debt related to Financial Products increased $765 million reflecting increasing portfolio balances at Cat Financial.

We have three global credit facilities with a syndicate of banks totaling $8.5 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial to support the commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Cat Financial as of March 31, 2012 was $6.5 billion.

·	The 364-day facility of $2.55 billion expires in September 2012.

·	The four-year facility of $2.09 billion expires in September 2014.

·	The five-year facility of $3.86 billion expires in September 2016.

At March 31, 2012, Caterpillar's consolidated net worth was $21.47 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder's equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2012, Cat Financial's covenant interest coverage ratio was 1.66 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2012, Cat Financial's covenant leverage ratio was 7.89 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2012, there were no borrowings under the Credit Facility.

Our total credit commitments as of March 31, 2012 were:

	March 31, 2012
(Millions of dollars)	Consolidated	Machinery and Power Systems	Financial Products
Credit lines available:
Global credit facilities	$8,500	$2,000	$6,500
Other external	4,358	474	3,884
Total credit lines available	12,858	2,474	10,384
Less: Global credit facilities supporting commercial paper	(3,464)	(500)	(2,964)
Less: Utilized credit	(2,299)	(141)	(2,158)
Available credit	$7,095	$1,833	$5,262

Other consolidated credit lines with banks as of March 31, 2012 totaled $4.36 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery and Power Systems
Net cash provided by operating activities was $234 million in the first quarter of 2012, compared with $1.64 billion for the same period in 2011. The decrease was primarily due to changes in inventory, receivables and short-term incentive compensation. Inventory increased more in the first quarter of 2012 than in the first quarter of 2011. Much of the increase in the first quarter of 2012 was in finished goods to support 2012 sales. In addition, we built inventory in China to support higher sales following the Chinese New Year; however, sales were not at the level we expected, and inventory increased. We continued to benefit from improved receivables performance in the first quarter of 2012, but the change in receivables was not significant. During the first quarter of 2011, we experienced decreases in receivables, resulting from increased sales of receivables to Cat Financial to support expected acquisitions. Also contributing to the decline in operating cash flow was the payment of additional short-term incentive compensation during the first quarter of 2012 compared with the first quarter of 2011. Partially offsetting these items were higher profit and an increase in customer advances.

Net cash used for investing activities in the first quarter of 2012 was $819 million compared with net cash provided by investing activities of $485 million in the first quarter of 2011. The change was primarily due to the absence of loan repayments from Cat Financial and divestiture proceeds from 2011, along with higher capital expenditures in 2012. Net cash provided by financing activities in the first quarter of 2012 was $367 million compared with net cash used for financing activities of $329 million in the first quarter of 2011. The change was primarily due to the issuance of commercial paper and higher short-term bank borrowings used for general liquidity purposes.

Our priorities for the use of cash are maintaining a strong financial position that helps maintain our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position - A key measure of Machinery and Power Systems' financial strength used by both management and our credit rating agencies is Machinery and Power Systems' debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders' equity. Debt also includes borrowings from Financial Products. The debt-to-capital ratio for Machinery and Power Systems was 40.5 percent at March 31, 2012, within our target range of 30 to 45 percent, compared with 42.7 percent at December 31, 2011. Profit during the first quarter of 2012 was the primary contributor to the reduction in the debt-to-capital ratio.

Capital to support growth - Capital expenditures during first quarter 2012 were $864 million, an increase of $296 million compared with 2011. We expect capital expenditures for 2012 to be about $4 billion. In November 2011, we announced a pre-conditional voluntary offer to acquire all of the issued shares of ERA Mining Machinery Limited (ERA). On April 30, 2012, a voluntary conditional offer to acquire all of the issued shares was filed with The Stock Exchange of Hong Kong Limited, with the acquisition expected to close during 2012. The offer values the total shares of ERA at between HK$4,490 million and HK$6,885 million (approximately $575 million and $900 million, respectively) on a fully diluted basis. The acquisition of ERA is planned to be funded with available non-U.S. cash, with a portion of the acquisition price to be paid in 2012 and further payments to be made in 2013 and 2014.

Appropriately funded employee benefit plans - We contributed $174 million to our pension plans during the first quarter of 2012. Total pension contributions are anticipated to be approximately $1 billion in 2012.

Paying dividends - Dividends paid totaled $298 million in the first quarter of 2012, representing 46 cents per share. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.

Common stock repurchases - Pursuant to the February 2007 Board-authorized stock repurchase program, $3.8 billion of the $7.5 billion authorized was spent through 2008.  In December 2011, the Board of Directors extended the authorization for the $7.5 billion stock repurchase program through December 31, 2015. We have not repurchased stock under the program since 2008.  Basic shares outstanding as of March 31, 2012 were 652 million.

Financial Products
Financial Products operating cash flow was $252 million in the first quarter of 2012, compared with $282 million for the same period a year ago.  Net cash used for investing activities was $623 million for the first quarter of 2012, compared with $1.12 billion for the same period in 2011. The change was primarily due to less net cash used for finance receivables due to slower growth in Cat Financial's wholesale notes portfolio. Net cash provided by financing activities was $359 million for the first quarter of 2012, compared with $263 million for the same period in 2011. The change was primarily due to the impact of net intercompany borrowings, partially offset by lower funding requirements by Cat Financial.

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

Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.

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

For equity securities in a loss position, determining whether the security is other-than-temporarily impaired requires an analysis of the securities’ historical sector returns and volatility. This information is utilized to estimate the security’s future fair value to assess whether the security has the ability to recover to its original cost over a reasonable period of time as follows:

▪	Historical annualized sector returns over a two-year period are analyzed to estimate the security’s fair value over the next two years.

▪	The volatility factor for the security is applied to the sector historical returns to further estimate the fair value of the security over the next two years.

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

▪
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

Post-sale discount reserve — We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $1,014 million and $937 million as of March 31, 2012 and December 31, 2011 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

Credit loss reserve — Management’s ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable losses we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss including accounts which have been modified.  Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings as well as general information regarding industry trends and the economic environment in which the customer operates.

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

A provision for U.S. income taxes has not been recorded on undistributed profits of our non-U.S. subsidiaries that we have determined to be indefinitely reinvested outside the U.S.  If management intentions or U.S. tax law changes in the future, there may be a significant negative impact on the provision for income taxes to record an incremental tax liability in the period the change occurs. A deferred tax asset is recognized only if we have definite plans to generate a U.S. tax benefit by repatriating earnings in the foreseeable future.

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 127,238 at the end of the first quarter of 2012 compared with 105,394 at the end of the first quarter of 2011, an increase of 21,844 full-time employees. In addition, the flexible workforce increased by 5,643 for a total increase in the global workforce of 27,487.

The increase was primarily a result of higher sales volume. Acquisitions, primarily Bucyrus and MWM, added 13,687 people to the global workforce.

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

Retirement Benefits

We recognized pension expense of $179 million for the three months ended March 31, 2012, as compared to $159 million for the three months ended March 31, 2011. The increase in expense is due to higher amortization of net actuarial losses due to lower discount rates at the end of 2011 and asset losses in 2011. In addition, 2012 expense included $10 million of special termination benefits related to the closure of the Electro-Motive Diesel facility discussed below. This is partially offset by higher amortization of asset gains from 2009 and 2010. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of March 31, 2012, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $8.60 billion.  The majority of the actuarial losses are due to lower discount rates, plan asset losses and losses from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $32 million for the three months ended March 31, 2012, as compared to $80 million for the three months ended March 31, 2011.  The decrease in expense was primarily the result of curtailment gains of $40 million of which $37 million is related to the closure of the Electro-Motive Diesel facility discussed below.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $1.46 billion at March 31, 2012. These losses mainly reflect several years of declining discount rates, changes in our health care trend assumption and plan asset losses, partially offset by gains from lower than expected health care costs.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the plans. For other postretirement benefit plans in which all or almost all of the plan's participants are fully eligible for benefits under the plan, the losses are amortized using the straight-line method over the remaining life expectancy of those participants. At the end of 2011, the average remaining service period of active employees or life expectancy for fully eligible employees was 11 years for our U.S. pension plans, 13 years for our non-U.S. pension plans and 10 years for other postretirement benefit plans. We expect our amortization of net actuarial losses to increase approximately $60 million in 2012 as compared to 2011, primarily due to a decrease in discount rates and plan asset losses during 2011, partially offset by higher amortization of plan asset gains from 2009 and 2010.

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, a $37 million other postretirement benefits curtailment gain was recognized. This excludes a $21 million loss of a third party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees.

We expect our total defined benefit expense to decrease approximately $40 million in 2012 as compared to 2011.  This decrease in expense is primarily due to the other postretirement benefits curtailment gain related to the closure of the Electro-Motive Diesel facility.

We made $174 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2012. We currently anticipate full-year 2012 contributions of approximately $1 billion, of which $570 million are required contributions. We made $131 million of contributions to our U.S. and non-U.S. pension plans during the three months ended March 31, 2011.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $30.7 billion at March 31, 2012 and $29.8 billion at December 31, 2011.  Of the total backlog, approximately $5.4 billion at March 31, 2012 and $4.0 billion at December 31, 2011 was not expected to be filled in the following twelve months.

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

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Power Systems – The Machinery and Power Systems data contained in the schedules on pages 62 to 67 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  This non-GAAP financial measure has no standardized meaning prescribed by U.S. GAAP, and therefore, is unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend this item to be considered in isolation or as a substitute for the related GAAP measure.  Caterpillar defines Machinery and Power Systems as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Power Systems information relates to the design, manufacture and marketing of our products.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

Pages 62 to 67 reconcile Machinery and Power Systems with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended March 31, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$15,288	$15,288	$—	$—
Revenues of Financial Products	693	—	777	(84)	[2]
Total sales and revenues	15,981	15,288	777	(84)

Operating costs:
Cost of goods sold	11,237	11,237	—	—
Selling, general and administrative expenses	1,340	1,224	127	(11)	[3]
Research and development expenses	587	587	—	—
Interest expense of Financial Products	204	—	204	—	[4]
Other operating (income) expenses	290	43	252	(5)	[3]
Total operating costs	13,658	13,091	583	(16)

Operating profit	2,323	2,197	194	(68)

Interest expense excluding Financial Products	113	125	—	(12)	[4]
Other income (expense)	88	20	12	56	[5]

Consolidated profit before taxes	2,298	2,092	206	—

Provision for income taxes	689	630	59	—
Profit of consolidated companies	1,609	1,462	147	—

Equity in profit (loss) of unconsolidated affiliated companies	2	2	—	—
Equity in profit of Financial Products’ subsidiaries	—	143	—	(143)	[6]

Profit of consolidated and affiliated companies	1,611	1,607	147	(143)

Less: Profit attributable to noncontrolling interests	25	21	4	—

Profit [7]	$1,586	$1,586	$143	$(143)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended March 31, 2011
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$12,277	$12,277	$—	$—
Revenues of Financial Products	672	—	740	(68)	[2]
Total sales and revenues	12,949	12,277	740	(68)

Operating costs:
Cost of goods sold	9,057	9,057	—	—
Selling, general and administrative expenses	1,099	949	152	(2)	[3]
Research and development expenses	525	525	—	—
Interest expense of Financial Products	203	—	204	(1)	[4]
Other operating (income) expenses	232	(15)	258	(11)	[3]
Total operating costs	11,116	10,516	614	(14)

Operating profit	1,833	1,761	126	(54)

Interest expense excluding Financial Products	87	97	—	(10)	[4]
Other income (expense)	17	(39)	12	44	[5]

Consolidated profit before taxes	1,763	1,625	138	—

Provision for income taxes	512	474	38	—
Profit of consolidated companies	1,251	1,151	100	—

Equity in profit (loss) of unconsolidated affiliated companies	(8)	(8)	—	—
Equity in profit of Financial Products’ subsidiaries	—	97	—	(97)	[6]

Profit of consolidated and affiliated companies	1,243	1,240	100	(97)

Less: Profit attributable to noncontrolling interests	18	15	3	—

Profit [7]	$1,225	$1,225	$97	$(97)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$2,864	$1,635	$1,229	$—
Receivables – trade and other	10,370	5,491	471	4,408	[2,3]
Receivables – finance	7,931	—	12,551	(4,620)	[3]
Deferred and refundable income taxes	1,501	1,443	58	—
Prepaid expenses and other current assets	1,032	566	479	(13)	[4]
Inventories	16,511	16,511	—	—
Total current assets	40,209	25,646	14,788	(225)

Property, plant and equipment – net	14,571	11,617	2,954	—
Long-term receivables – trade and other	902	226	262	414	[2,3]
Long-term receivables – finance	12,429	—	12,881	(452)	[3]
Investments in unconsolidated affiliated companies	139	139	—	—
Investments in Financial Products subsidiaries	—	4,055	—	(4,055)	[5]
Noncurrent deferred and refundable income taxes	2,082	2,484	85	(487)	[6]
Intangible assets	4,287	4,278	9	—
Goodwill	7,081	7,064	17	—
Other assets	2,208	904	1,304	—
Total assets	$83,908	$56,413	$32,300	$(4,805)

Liabilities
Current liabilities:
Short-term borrowings	$4,774	$763	$4,078	$(67)	[7]
Accounts payable	8,360	8,317	196	(153)	[8]
Accrued expenses	3,427	3,035	405	(13)	[9]
Accrued wages, salaries and employee benefits	1,373	1,355	18	—
Customer advances	2,921	2,921	—	—
Dividends payable	—	—	—	—
Other current liabilities	2,006	1,590	422	(6)	[6]
Long-term debt due within one year	5,988	555	5,433	—
Total current liabilities	28,849	18,536	10,552	(239)
Long-term debt due after one year	25,191	8,442	16,780	(31)	[7]
Liability for postemployment benefits	10,815	10,815	—	—
Other liabilities	3,582	3,149	913	(480)	[6]
Total liabilities	68,437	40,942	28,245	(750)
Commitments and contingencies
Redeemable noncontrolling interest	455	455	—	—
Stockholders’ equity
Common stock	4,351	4,351	906	(906)	[5]
Treasury stock	(10,164)	(10,164)	—	—
Profit employed in the business	26,815	26,815	2,773	(2,773)	[5]
Accumulated other comprehensive income (loss)	(6,033)	(6,033)	278	(278)	[5]
Noncontrolling interests	47	47	98	(98)	[5]
Total stockholders’ equity	15,016	15,016	4,055	(4,055)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$83,908	$56,413	$32,300	$(4,805)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of receivables between Machinery and Power Systems and Financial Products.
3 Reclassification of Machinery and Power Systems’ trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.
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

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2011
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$3,057	$1,829	$1,228	$—
Receivables – trade and other	10,285	5,497	430	4,358	[2,3]
Receivables – finance	7,668	—	12,202	(4,534)	[3]
Deferred and refundable income taxes	1,580	1,515	65	—
Prepaid expenses and other current assets	994	525	481	(12)	[4]
Inventories	14,544	14,544	—	—
Total current assets	38,128	23,910	14,406	(188)

Property, plant and equipment – net	14,395	11,492	2,903	—
Long-term receivables – trade and other	1,130	281	271	578	[2,3]
Long-term receivables – finance	11,948	—	12,556	(608)	[3]
Investments in unconsolidated affiliated companies	133	133	—	—
Investments in Financial Products subsidiaries	—	4,035	—	(4,035)	[5]
Noncurrent deferred and refundable income taxes	2,157	2,593	97	(533)	[6]
Intangible assets	4,368	4,359	9	—
Goodwill	7,080	7,063	17	—
Other assets	2,107	813	1,294	—
Total assets	$81,446	$54,679	$31,553	$(4,786)

Liabilities
Current liabilities:
Short-term borrowings	$3,988	$157	$3,895	$(64)	[7]
Accounts payable	8,161	8,106	165	(110)	[8]
Accrued expenses	3,386	2,957	443	(14)	[9]
Accrued wages, salaries and employee benefits	2,410	2,373	37	—
Customer advances	2,691	2,691	—	—
Dividends payable	298	298	—	—
Other current liabilities	1,967	1,590	382	(5)	[6]
Long-term debt due within one year	5,660	558	5,102	—
Total current liabilities	28,561	18,730	10,024	(193)
Long-term debt due after one year	24,944	8,446	16,529	(31)	[7]
Liability for postemployment benefits	10,956	10,956	—	—
Other liabilities	3,583	3,145	965	(527)	[6]
Total liabilities	68,044	41,277	27,518	(751)
Commitments and contingencies
Redeemable noncontrolling interest	473	473	—	—
Stockholders’ equity
Common stock	4,273	4,273	906	(906)	[5]
Treasury stock	(10,281)	(10,281)	—	—
Profit employed in the business	25,219	25,219	2,880	(2,880)	[5]
Accumulated other comprehensive income (loss)	(6,328)	(6,328)	154	(154)	[5]
Noncontrolling interests	46	46	95	(95)	[5]
Total stockholders’ equity	12,929	12,929	4,035	(4,035)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$81,446	$54,679	$31,553	$(4,786)

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of receivables between Machinery and Power Systems and Financial Products.
3 Reclassification of Machinery and Power Systems’ trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.
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

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Three Months Ended March 31, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,611	$1,607	$147	$(143)	[2]
Adjustments for non-cash items:
Depreciation and amortization	661	482	179	—
Other	(18)	14	(62)	30	[4]
Financial Products’ dividend in excess of profit	—	107	—	(107)	[3]
Changes in assets and liabilities, net of acquisitions and divestitures:	—
Receivables - trade and other	150	39	(14)	125	[4,5]
Inventories	(2,038)	(2,006)	—	(32)	[4]
Accounts payable	517	533	15	(31)	[4]
Accrued expenses	37	54	(18)	1	[4]
Accrued wages, salaries and employee benefits	(1,053)	(1,034)	(19)	—
Customer advances	224	224	—	—
Other assets – net	160	194	11	(45)	[4]
Other liabilities – net	79	20	13	46	[4]
Net cash provided by (used for) operating activities	330	234	252	(156)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(844)	(842)	(2)	—
Expenditures for equipment leased to others	(285)	(22)	(358)	95	[4,7]
Proceeds from disposals of leased assets and property, plant and equipment	245	37	214	(6)	[4]
Additions to finance receivables	(2,727)	—	(13,916)	11,189	[5,7]
Collections of finance receivables	2,072	—	13,388	(11,316)	[5,7]
Proceeds from sale of finance receivables	39	—	39	—
Investments and acquisitions (net of cash acquired)	(63)	(7)	—	(56)	[7]
Proceeds from sale of available-for-sale securities	112	7	105	—
Investments in available-for-sale securities	(123)	(2)	(121)	—
Other – net	38	10	28	—
Net cash provided by (used for) investing activities	(1,536)	(819)	(623)	(94)

Cash flow from financing activities:
Dividends paid	(298)	(298)	(250)	250	[6]
Distribution to noncontrolling interests	(4)	(4)	—	—
Common stock issued, including treasury shares reissued	7	7	—	—
Excess tax benefit from stock-based compensation	141	141	—	—
Proceeds from debt issued (original maturities greater than three months)	2,502	147	2,355	—
Payments on debt (original maturities greater than three months)	(2,227)	(126)	(2,101)	—
Short-term borrowings – net (original maturities three months or less)	855	500	355	—
Net cash provided by (used for) financing activities	976	367	359	250
Effect of exchange rate changes on cash	37	24	13	—
Increase (decrease) in cash and short-term investments	(193)	(194)	1	—
Cash and short-term investments at beginning of period	3,057	1,829	1,228	—
Cash and short-term investments at end of period	$2,864	$1,635	$1,229	$—

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
5 Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6 Elimination of dividend from Financial Products to Machinery and Power Systems.
7 Reclassification of Financial Products' payments related to Machinery and Power Systems' acquisition of Caterpillar Tohoku Limited.

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Three Months Ended March 31, 2011
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,243	$1,240	$100	$(97)	[2]
Adjustments for non-cash items:
Depreciation and amortization	575	395	180	—
Other	95	48	14	33	[4]
Financial Products’ dividend in excess of profit	—	203	—	(203)	[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(17)	834	(32)	(819)	[4,5]
Inventories	(1,185)	(1,185)	—	—
Accounts payable	364	432	8	(76)	[4]
Accrued expenses	(57)	(49)	(7)	(1)	[4]
Accrued wages, salaries and employee benefits	(429)	(418)	(11)	—
Customer advances	(120)	(120)	—	—
Other assets – net	63	72	76	(85)	[4]
Other liabilities – net	233	192	(46)	87	[4]
Net cash provided by (used for) operating activities	765	1,644	282	(1,161)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(543)	(541)	(2)	—
Expenditures for equipment leased to others	(217)	(27)	(211)	21	[4]
Proceeds from disposals of leased assets and property, plant and equipment	302	43	293	(34)	[4]
Additions to finance receivables	(2,008)	—	(10,297)	8,289	[5,8]
Collections of finance receivables	1,962	—	8,995	(7,033)	[5]
Proceeds from sale of finance receivables	33	—	33	—
Net intercompany borrowings	—	600	56	(656)	[6]
Investments and acquisitions (net of cash acquired)	(8)	(8)	—	—
Proceeds from sale of business and investments (net of cash sold)	21	392	11	(382)	[8]
Proceeds from sale of available-for-sale securities	66	3	63	—
Investments in available-for-sale securities	(72)	(2)	(70)	—
Other – net	30	25	5	—
Net cash provided by (used for) investing activities	(434)	485	(1,124)	205

Cash flow from financing activities:
Dividends paid	(281)	(281)	(300)	300	[7]
Common stock issued, including treasury shares reissued	58	58	—	—
Excess tax benefit from stock-based compensation	123	123	—	—
Net intercompany borrowings	—	(56)	(600)	656	[6]
Proceeds from debt issued (original maturities greater than three months)	1,305	44	1,261	—
Payments on debt (original maturities greater than three months)	(1,775)	(151)	(1,624)	—
Short-term borrowings – net (original maturities three months or less)	1,460	(66)	1,526	—
Net cash provided by (used for) financing activities	890	(329)	263	956
Effect of exchange rate changes on cash	56	24	32	—
Increase (decrease) in cash and short-term investments	1,277	1,824	(547)	—
Cash and short-term investments at beginning of period	3,592	1,825	1,767	—
Cash and short-term investments at end of period	$4,869	$3,649	$1,220	$—

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
5    Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.
6    Elimination of net proceeds and payments to/from Machinery and Power Systems and Financial Products.
7    Elimination of dividend from Financial Products to Machinery and Power Systems.
8    Elimination of proceeds received from Financial Products related to machinery and Power Systems' sale of Carter Machinery.

Forward-looking Statements

Certain statements in this Form 10-Q relate to future events and expectations and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believe,” “estimate,” “will be,” “will,” “would,” “expect,” “anticipate,” “plan,” “project,” “intend,” “could,” “should” or other similar words or expressions often identify forward-looking statements. All statements other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our outlook, projections, forecasts or trend descriptions. These statements do not guarantee future performance, and we do not undertake to update our forward-looking statements.

Caterpillar's actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global economic conditions and economic conditions in the industries and markets we serve; (ii) government monetary or fiscal policies and infrastructure spending; (iii) commodity or component price increases and/or limited availability of raw materials and component products, including steel; (iv) our and our customers', dealers' and suppliers' ability to access and manage liquidity; (v) political and economic risks and instability, including national or international conflicts and civil unrest; (vi) our and Cat Financial's ability to: maintain credit ratings, avoid material increases in borrowing costs, and access capital markets; (vii) the financial condition and credit worthiness of Cat Financial's customers; (viii) inability to realize expected benefits from acquisitions and divestitures, including the acquisition of Bucyrus International, Inc.; (ix) international trade and investment policies; (x) challenges related to Tier 4 emissions compliance; (xi) market acceptance of our products and services; (xii) changes in the competitive environment, including market share, pricing and geographic and product mix of sales; (xiii) successful implementation of capacity expansion projects, cost reduction initiatives and efficiency or productivity initiatives, including the Caterpillar Production System; (xiv) sourcing practices of our dealers or original equipment manufacturers; (xv) compliance with environmental laws and regulations; (xvi) alleged or actual violations of trade or anti-corruption laws and regulations; (xvii) additional tax expense or exposure; (xviii) currency fluctuations; (xix) our or Cat Financial's compliance with financial covenants; (xx) increased pension plan funding obligations; (xxi) union disputes or other employee relations issues; (xxii) significant legal proceedings, claims, lawsuits or investigations; (xxiii) compliance requirements imposed if carbon emissions legislation and/or regulations are adopted; (xxiv) changes in accounting standards; (xxv) failure or breach of IT security; (xxvi) adverse effects of natural disasters; and (xxvii) other factors described in more detail under “Item 1A. Risk Factors” in our Form 10-K filed with the SEC on February 21, 2012 for the year ended December 31, 2011. This filing is available on our website at www.caterpillar.com/secfilings.

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

Changes in internal control over financial reporting

During the first quarter of 2012, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the first quarter 2012.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1-31, 2012	7,111	$94.22	NA	NA
February 1-29, 2012	8,710	$104.55	NA	NA
March 1-31, 2012	585,005	$112.86	NA	NA
Total	600,826	$112.52

1         Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 30 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of March 31, 2012, those plans had approximately 13,927 active participants in the aggregate.  During the first quarter of 2012, approximately 391,130 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 (Act) pursuant to 17 CFR 230.903.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this quarterly report.

Item 6. Exhibits

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2012).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATERPILLAR INC.

May 7, 2012	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

May 7, 2012	/s/Edward J. Rapp	Group President and Chief Financial Officer
(Edward J. Rapp)

May 7, 2012	/s/James B. Buda	Senior Vice President and Chief Legal Officer
(James B. Buda)

May 7, 2012	/s/Jananne A. Copeland	Corporate Controller and Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2012).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document