Form 10-Q
period 2012-06-30
CATERPILLAR INC
filed 2012-08-06
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At June 30, 2012, 653,268,696 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30,
	2012	2011
Sales and revenues:
Sales of Machinery and Power Systems	$16,684	$13,535
Revenues of Financial Products	690	695
Total sales and revenues	17,374	14,230

Operating costs:
Cost of goods sold	12,280	10,303
Selling, general and administrative expenses	1,517	1,257
Research and development expenses	632	584
Interest expense of Financial Products	198	209
Other operating (income) expenses	131	276
Total operating costs	14,758	12,629

Operating profit	2,616	1,601

Interest expense excluding Financial Products	110	90
Other income (expense)	70	(161)

Consolidated profit before taxes	2,576	1,350

Provision for income taxes	872	318
Profit of consolidated companies	1,704	1,032

Equity in profit (loss) of unconsolidated affiliated companies	5	(10)

Profit of consolidated and affiliated companies	1,709	1,022

Less: Profit attributable to noncontrolling interests	10	7

Profit [1]	$1,699	$1,015

Profit per common share	$2.60	$1.57

Profit per common share — diluted [2]	$2.54	$1.52

Weighted-average common shares outstanding (millions)
– Basic	652.9	645.5
– Diluted [2]	669.6	667.2

Cash dividends declared per common share	$0.98	$0.90

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,
	2012	2011

Profit of consolidated and affiliated companies	$1,709	$1,022
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2012 - ($33); 2011 - $21	(339)	97

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (expense)/benefit of: 2012 - ($2); 2011 - $0	5	—
Amortization of actuarial (gain) loss, net of tax (expense)/benefit of: 2012 - ($60); 2011 - ($59)	113	108
Amortization of prior service (credit) cost, net of tax (expense)/benefit of: 2012 - $4; 2011 - $3	(7)	(5)

Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - $0; 2011 - $16	(2)	(30)
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2012 - ($2); 2011 - ($5)	3	11

Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - $4; 2011 - ($2)	(5)	4
(Gains) losses reclassifed to earnings, net of tax (expense)/benefit of: 2012 - $0; 2011 - $0	—	(1)

Total other comprehensive income (loss), net of tax	(232)	184
Comprehensive income	1,477	1,206
Less: comprehensive income attributable to the noncontrolling interests	(2)	(11)
Comprehensive income attributable to the company	$1,475	$1,195

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30,
	2012	2011
Sales and revenues:
Sales of Machinery and Power Systems	$31,972	$25,812
Revenues of Financial Products	1,383	1,367
Total sales and revenues	33,355	27,179

Operating costs:
Cost of goods sold	23,517	19,360
Selling, general and administrative expenses	2,857	2,356
Research and development expenses	1,219	1,109
Interest expense of Financial Products	402	412
Other operating (income) expenses	421	508
Total operating costs	28,416	23,745

Operating profit	4,939	3,434

Interest expense excluding Financial Products	223	177
Other income (expense)	158	(144)

Consolidated profit before taxes	4,874	3,113

Provision for income taxes	1,561	830
Profit of consolidated companies	3,313	2,283

Equity in profit (loss) of unconsolidated affiliated companies	7	(18)

Profit of consolidated and affiliated companies	3,320	2,265

Less: Profit attributable to noncontrolling interests	35	25

Profit [1]	$3,285	$2,240

Profit per common share	$5.04	$3.48

Profit per common share — diluted [2]	$4.90	$3.36

Weighted-average common shares outstanding (millions)
– Basic	651.3	643.3
– Diluted [2]	669.9	666.0

Cash dividends declared per common share	$0.98	$0.90

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2012	2011

Profit of consolidated and affiliated companies	$3,320	$2,265
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2012 - ($16); 2011 - $84	(158)	322

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (expense)/benefit of: 2012 - ($8); 2011 - $0	15	—
Amortization of actuarial (gain) loss, net of tax (expense)/benefit of: 2012 - ($120); 2011 - ($112)	226	207
Current year prior service credit (cost), net of tax (expense)/benefit of: 2012 - $2; 2011 - $0	(3)	—
Amortization of prior service (credit) cost, net of tax (expense)/benefit of: 2012 - $8; 2011 - $6	(15)	(10)
Amortization of transition (asset) obligation, net of tax (expense)/benefit of: 2012 - $0; 2011 - $0	1	1

Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - $16; 2011 - $6	(28)	(13)
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2012 - ($1); 2011 - $0	1	4

Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - ($5); 2011 - ($5)	16	9
(Gains) losses reclassifed to earnings, net of tax (expense)/benefit of: 2012 - $0; 2011 - $0	(2)	(1)

Total other comprehensive income (loss), net of tax	53	519
Comprehensive income	3,373	2,784
Less: comprehensive income attributable to the noncontrolling interests	(17)	(37)
Comprehensive income attributable to the company	$3,356	$2,747

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and short-term investments	$5,103	$3,057
Receivables – trade and other	10,443	10,285
Receivables – finance	8,383	7,668
Deferred and refundable income taxes	1,685	1,580
Prepaid expenses and other current assets	1,336	994
Inventories	17,344	14,544
Total current assets	44,294	38,128
Property, plant and equipment – net	14,928	14,395
Long-term receivables – trade and other	803	1,130
Long-term receivables – finance	12,955	11,948
Investments in unconsolidated affiliated companies	124	133
Noncurrent deferred and refundable income taxes	2,032	2,157
Intangible assets	4,236	4,368
Goodwill	7,320	7,080
Other assets	2,146	2,107
Total assets	$88,838	$81,446

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Power Systems	$592	$93
Financial Products	4,455	3,895
Accounts payable	8,470	8,161
Accrued expenses	3,532	3,386
Accrued wages, salaries and employee benefits	1,628	2,410
Customer advances	3,132	2,691
Dividends payable	339	298
Other current liabilities	2,117	1,967
Long-term debt due within one year:
Machinery and Power Systems	1,269	558
Financial Products	5,739	5,102
Total current liabilities	31,273	28,561
Long-term debt due after one year:
Machinery and Power Systems	9,169	8,415
Financial Products	18,092	16,529
Liability for postemployment benefits	10,626	10,956
Other liabilities	3,697	3,583
Total liabilities	72,857	68,044
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	—	473
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/12 and 12/31/11 – 814,894,624) at paid-in amount	4,373	4,273
Treasury stock (6/30/12 – 161,625,928 shares; 12/31/11 – 167,361,280 shares) at cost	(10,139)	(10,281)
Profit employed in the business	27,842	25,219
Accumulated other comprehensive income (loss)	(6,150)	(6,328)
Noncontrolling interests	55	46
Total stockholders’ equity	15,981	12,929
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$88,838	$81,446

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2011
Balance at December 31, 2010	$3,888	$(10,397)	$21,384	$(4,051)	$40	$10,864
Profit of consolidated and affiliated companies	—	—	2,240	—	25	2,265
Foreign currency translation, net of tax	—	—	—	312	10	322
Pension and other postretirement benefits, net of tax	—	—	—	196	2	198
Derivative financial instruments, net of tax	—	—	—	(9)	—	(9)
Available-for-sale securities, net of tax	—	—	—	8	—	8
Dividends declared	—	—	(581)	—	—	(581)
Distribution to noncontrolling interests	—	—	—	—	(2)	(2)
Common shares issued from treasury stock for stock-based compensation: 7,243,608	10	86	—	—	—	96
Stock-based compensation expense	111	—	—	—	—	111
Net excess tax benefits from stock-based compensation	156	—	—	—	—	156
Cat Japan share redemption[1]	—	—	38	—	(30)	8
Balance at June 30, 2011	$4,165	$(10,311)	$23,081	$(3,544)	$45	$13,436

Six Months Ended June 30, 2012
Balance at December 31, 2011	$4,273	$(10,281)	$25,219	$(6,328)	$46	$12,929
Profit of consolidated and affiliated companies	—	—	3,285	—	35	3,320
Foreign currency translation, net of tax	—	—	—	(134)	(24)	(158)
Pension and other postretirement benefits, net of tax	—	—	—	219	5	224
Derivative financial instruments, net of tax	—	—	—	(27)	—	(27)
Available-for-sale securities, net of tax	—	—	—	13	1	14
Change in ownership from noncontrolling interests	—	—	—	—	7	7
Dividends declared	—	—	(639)	—	—	(639)
Distribution to noncontrolling interests	—	—	—	—	(5)	(5)
Common shares issued from treasury stock for stock-based compensation: 5,735,352	(117)	142	—	—	—	25
Stock-based compensation expense	135	—	—	—	—	135
Net excess tax benefits from stock-based compensation	156	—	—	—	—	156
Cat Japan share redemption[1]	(74)	—	(23)	107	(10)	—
Balance at June 30, 2012	$4,373	$(10,139)	$27,842	$(6,150)	$55	$15,981

1     See Notes 1 and 16 regarding the Cat Japan share redemption.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30,
	2012	2011
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,320	$2,265
Adjustments for non-cash items:
Depreciation and amortization	1,350	1,174
Other	(59)	337
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	37	45
Inventories	(2,939)	(1,850)
Accounts payable	299	1,056
Accrued expenses	115	(41)
Accrued wages, salaries and employee benefits	(753)	(91)
Customer advances	434	14
Other assets – net	63	28
Other liabilities – net	140	357
Net cash provided by (used for) operating activities	2,007	3,294

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,508)	(924)
Expenditures for equipment leased to others	(787)	(580)
Proceeds from disposals of leased assets and property, plant and equipment	543	621
Additions to finance receivables	(5,942)	(4,294)
Collections of finance receivables	4,298	3,981
Proceeds from sale of finance receivables	85	104
Investments and acquisitions (net of cash acquired)	(517)	(68)
Proceeds from sale of businesses and investments (net of cash sold)	308	21
Proceeds from sale of available-for-sale securities	177	122
Investments in available-for-sale securities	(199)	(131)
Other – net	38	(38)
Net cash provided by (used for) investing activities	(3,504)	(1,186)

Cash flow from financing activities:
Dividends paid	(598)	(565)
Distribution to noncontrolling interests	(5)	(2)
Common stock issued, including treasury shares reissued	25	96
Excess tax benefit from stock-based compensation	156	159
Acquisitions of redeemable noncontrolling interests	(444)	—
Proceeds from debt issued (original maturities greater than three months):
Machinery and Power Systems	1,662	4,530
Financial Products	7,357	5,799
Payments on debt (original maturities greater than three months):
Machinery and Power Systems	(211)	(487)
Financial Products	(4,822)	(4,638)
Short-term borrowings – net (original maturities three months or less)	552	36
Net cash provided by (used for) financing activities	3,672	4,928
Effect of exchange rate changes on cash	(129)	87
Increase (decrease) in cash and short-term investments	2,046	7,123
Cash and short-term investments at beginning of period	3,057	3,592
Cash and short-term investments at end of period	$5,103	$10,715

All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                     A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2012 and 2011, (b) the consolidated comprehensive income for the three and six month periods ended June 30, 2012 and 2011, (c) the consolidated financial position at June 30, 2012 and December 31, 2011, (d) the consolidated changes in stockholders’ equity for the six month periods ended June 30, 2012 and 2011, and (e) the consolidated cash flow for the six month periods ended June 30, 2012 and 2011.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

C.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	June 30, 2012		June 30, 2011
Foreign currency translation	$239		$863
Pension and other postretirement benefits	(6,410)		(4,499)
Derivative financial instruments	(37)		36
Available-for-sale securities	58		56
Total accumulated other comprehensive income (loss)	$(6,150)	[1]	$(3,544)

[1]
In conjunction with the Cat Japan share redemption, to reflect the increase in our ownership interest in Cat Japan from 67 percent to 100 percent, $107 million was reclassified to Accumulated other comprehensive income (loss) from other components of stockholders' equity and was not included in Comprehensive income during the second quarter of 2012. The amount was comprised of foreign currency translation of $167 million, pension and other postretirement benefits of $(61) million and available-for-sale securities of $1 million.

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

Goodwill impairment testing – In September 2011, the FASB issued accounting guidance on the testing of goodwill for impairment. The guidance allows entities testing goodwill for impairment the option of performing a qualitative assessment to determine the likelihood of goodwill impairment and whether it is necessary to perform the two-step impairment test currently required. This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. We elected to early adopt this guidance for the year ended December 31, 2011 and the guidance did not have a material impact on our financial statements. See Note 7 for additional information.

3.                                      Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  We recognized pretax stock-based compensation cost in the amount of $88 million and $135 million for the three and six months ended June 30, 2012, respectively; and $67 million and $111 million for the three and six months ended June 30, 2011, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six month periods ended June 30, 2012 and 2011, respectively:

	2012		2011
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
Stock options	3,224,203	$39.20	237,906	$36.73
RSUs	1,429,939	$104.61	1,082,032	$97.51
SARs	—	$—	2,722,689	$36.73

The stock price on the date of grant was $110.09 and $102.13 for 2012 and 2011, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six month periods ended June 30, 2012 and 2011, respectively:

	Grant Year
	2012	2011
Weighted-average dividend yield	2.16%	2.22%
Weighted-average volatility	35.0%	32.7%
Range of volatilities	33.3-40.4%	20.9-45.4%
Range of risk-free interest rates	0.17-2.00%	0.25-3.51%
Weighted-average expected lives	7 years	8 years

As of June 30, 2012, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $293 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.2 years.

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

All derivatives are recognized on the Consolidated Statement of Financial Position at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI) to the extent effective on the Consolidated Statement of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flow from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statement of Cash Flow.  Cash flow from undesignated derivative financial instruments are included in the investing category on the Consolidated Statement of Cash Flow.

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

As of June 30, 2012, $18 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of June 30, 2012, $3 million of deferred net losses, net of tax, included in equity (Accumulated other comprehensive income (loss) in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2012	December 31, 2011
Designated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$32	$54
Machinery and Power Systems	Long-term receivables – trade and other	3	19
Machinery and Power Systems	Accrued expenses	(60)	(73)
Machinery and Power Systems	Other liabilities	(7)	(10)
Interest rate contracts
Financial Products	Receivables – trade and other	15	15
Financial Products	Long-term receivables – trade and other	229	233
Financial Products	Accrued expenses	(7)	(6)
		$205	$232
Undesignated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$8	$27
Machinery and Power Systems	Accrued expenses	(35)	(12)
Machinery and Power Systems	Other liabilities	(28)	(85)
Financial Products	Receivables – trade and other	11	7
Financial Products	Accrued expenses	(11)	(16)
Interest rate contracts
Financial Products	Accrued expenses	(2)	(1)
Commodity contracts
Machinery and Power Systems	Receivables – trade and other	1	2
Machinery and Power Systems	Accrued expenses	(4)	(9)
		$(60)	$(87)

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$6	$(5)	$(3)	$10
		$6	$(5)	$(3)	$10

		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Power Systems	Other income (expense)	$—	$—	$(1)	$1
Financial Products	Other income (expense)	42	(40)	(11)	12
		$42	$(40)	$(12)	$13

Cash Flow Hedges (Millions of dollars)
	Three Months Ended June 30, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$—	Other income (expense)	$(4)	$—
Interest rate contracts	—
Financial Products	(2)	Interest expense of Financial Products	(1)	(1)	[1]
	$(2)		$(5)	$(1)

	Three Months Ended June 30, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(45)	Other income (expense)	$(9)	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(1)	Interest expense of Financial Products	(6)	—	[1]
	$(46)		$(16)	$—

	Six Months Ended June 30, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(42)	Other income (expense)	$1	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(2)	Interest expense of Financial Products	(2)	(1)	[1]
	$(44)		$(2)	$(1)

	Six Months Ended June 30, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(18)	Other income (expense)	$9	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(1)	Interest expense of Financial Products	(12)	1	[1]
	$(19)		$(4)	$1

1 The ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$(35)	$30
Financial Products	Other income (expense)	(5)	2
Commodity contracts
Machinery and Power Systems	Other income (expense)	(6)	—
		$(46)	$32

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$15	$47
Financial Products	Other income (expense)	(2)	(2)
Interest rate contracts
Machinery and Power Systems	Other income (expense)	(124)	(149)
Commodity contracts
Machinery and Power Systems	Other income (expense)	(2)	2
		$(113)	$(102)

Stock Repurchase Risk

Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  In December 2011, the Board of Directors extended the $7.5 billion stock repurchase program through December 31, 2015. The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  There were no stock repurchase derivatives outstanding for the three and six months ended June 30, 2012 or 2011.

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2012	December 31, 2011
Raw materials	$4,143	$3,766
Work-in-process	3,504	2,959
Finished goods	9,429	7,562
Supplies	268	257
Total inventories	$17,344	$14,544

6.                                     Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	$206	$241	$372	$439
Cost of sales	160	198	286	359
Gross profit	$46	$43	$86	$80

Profit (loss)	$12	$(17)	$22	$(34)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	June 30, 2012	December 31, 2011
Assets:
Current assets	$332	$345
Property, plant and equipment — net	107	200
Other assets	17	9
	456	554
Liabilities:
Current liabilities	197	220
Long-term debt due after one year	50	72
Other liabilities	9	17
	256	309
Equity	$200	$245

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	June 30, 2012	December 31, 2011
Investments in equity method companies	$108	$111
Plus: Investments in cost method companies	16	22
Total investments in unconsolidated affiliated companies	$124	$133

7.                                     Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2012
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,822	$(272)	$2,550
Intellectual property	11	1,787	(317)	1,470
Other	10	316	(118)	198
Total finite-lived intangible assets	14	4,925	(707)	4,218
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,943	$(707)	$4,236

		December 31, 2011
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,811	$(213)	$2,598
Intellectual property	11	1,794	(244)	1,550
Other	11	299	(97)	202
Total finite-lived intangible assets	13	4,904	(554)	4,350
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,922	$(554)	$4,368

During the second quarter of 2012, we acquired finite-lived intangible assets aggregating $194 million due to the purchase of ERA Mining Machinery Limited. During the first quarter of 2012, we acquired finite-lived intangible assets aggregating $8 million due to the purchase of Cat Tohoku. See Note 18 for details on these business combinations.

Customer relationship intangibles of $100 million, net of accumulated amortization of $4 million, were reclassified from Intangible assets to held for sale in the first half of 2012, primarily related to the divestiture of portions of the Bucyrus distribution business, and are not included in the June 30, 2012 balances in the table above. See Note 19 for additional information on assets held for sale.

Customer relationship intangibles of $51 million, net of accumulated amortization of $29 million, from the All Other segment were impaired during the second quarter of 2012. Fair value of the intangibles was determined using an income approach based on the present value of discounted cash flows. The impairment of $22 million was recognized in Other operating (income) expenses on the Consolidated Statement of Results of Operations and included in the All Other segment.

Amortization expense for the three and six months ended June 30, 2012 was $99 million and $193 million, respectively. Amortization expense for the three and six months ended June 30, 2011 was $22 million and $44 million respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2012	2013	2014	2015	2016	Thereafter
$393	$393	$386	$380	$371	$2,506

B.  Goodwill

During the second quarter of 2012, we recorded goodwill of $467 million related to the acquisition of ERA Mining Machinery Limited. During the first quarter of 2012, we recorded goodwill of $16 million related to the acquisition of Cat Tohoku. See Note 18 for details on these business combinations.

Goodwill of $152 million was reclassified to held for sale in the first half of 2012, primarily related to the divestiture of portions of the Bucyrus distribution business, and is not included in the June 30, 2012 balance in the table below. See

Note 19 for additional information on assets held for sale.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill for reporting units was impaired during the three and six months ended June 30, 2012 or 2011. See Note 19 for goodwill impairments relating to assets held for sale.

The changes in the carrying amount of the goodwill by reportable segment for the six months ended June 30, 2012 were as follows:

(Millions of dollars)
	Construction Industries	Resource Industries	Power Systems	Other	Consolidated Total
Balance at December 31, 2011	$378	$4,099	$2,486	$117	$7,080
Business acquisitions [1]	16	467	—	—	483
Held for sale and business divestitures [2]	—	(152)	—	—	(152)
Other adjustments [3]	(5)	(59)	(27)	—	(91)
Balance at June 30, 2012	$389	$4,355	$2,459	$117	$7,320
1  See Note 18 for additional details.
2  See Note 19 for additional details.
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

	June 30, 2012			December 31, 2011
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	121	2	123	90	2	92

Corporate bonds
Corporate bonds	588	35	623	542	30	572
Asset-backed securities	96	(1)	95	112	(1)	111

Mortgage-backed debt securities
U.S. governmental agency	266	12	278	297	13	310
Residential	29	(3)	26	33	(3)	30
Commercial	131	6	137	142	3	145

Equity securities
Large capitalization value	139	29	168	127	21	148
Smaller company growth	22	11	33	22	7	29
Total	$1,402	$91	$1,493	$1,375	$72	$1,447

During the three and six months ended June 30, 2012, charges for other-than-temporary declines in the market value of securities were $1 million. These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect these charges.  During the three and six months ended June 30, 2011, there were no charges for other-than-temporary declines in the market value of securities.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2012
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$3	$—	$19	$4	$22	$4
Mortgage-backed debt securities
Residential	2	—	15	3	17	3
Commercial	2	—	8	1	10	1
Equity securities
Large capitalization value	28	3	14	2	42	5
Total	$35	$3	$56	$10	$91	$13

	December 31, 2011
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$54	$1	$1	$—	$55	$1
Asset-backed securities	1	—	20	5	21	5
Mortgage-backed debt securities
U.S. governmental agency	51	1	—	—	51	1
Residential	3	—	18	3	21	3
Commercial	15	—	8	1	23	1
Equity securities
Large capitalization value	36	5	6	1	42	6
Smaller company growth	4	1	—	—	4	1
Total	$164	$8	$53	$10	$217	$18
 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate primarily to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities and mortgage-related asset-backed securities relate primarily to the continuation of elevated housing delinquencies and default rates, risk aversion and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  Overall U.S. equity valuations declined during the second quarter of 2012 due to a worsening European debt crisis and a global economic slowdown. In each case where unrealized losses exist, the respective company's management is taking action in order to increase shareholder value.   We do not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

The fair value of the available-for-sale debt securities at June 30, 2012, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$125	$127
Due after one year through five years	496	510
Due after five years through ten years	149	171
Due after ten years	45	43
U.S. agency mortgage-backed securities	266	278
Residential mortgage-backed securities	29	26
Commercial mortgage-backed securities	131	137
Total debt securities – available-for-sale	$1,241	$1,292

Sales of Securities
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2012	2011	2012	2011
Proceeds from the sale of available-for-sale securities	$65	$56	$177	$122
Gross gains from the sale of available-for-sale securities	$1	$1	$3	$2
Gross losses from the sale of available-for-sale securities	$—	$—	$—	$1

9.                                     Postretirement Benefits

A.  Pension and postretirement benefit costs

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain in the first quarter. This excludes a $21 million loss of a third party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
For the three months ended:
Components of net periodic benefit cost:
Service cost	$46	$38	$28	$28	$22	$20
Interest cost	154	162	46	44	56	63
Expected return on plan assets	(203)	(199)	(53)	(50)	(16)	(17)
Amortization of:
Prior service cost (credit) [1]	5	5	—	—	(16)	(13)
Net actuarial loss (gain) [1]	124	113	24	18	25	27
Net periodic benefit cost	126	119	45	40	71	80
Curtailments, settlements and special termination benefits [2]	—	—	12	9	—	—
Total cost included in operating profit	$126	$119	$57	$49	$71	$80

For the six months ended:
Components of net periodic benefit cost:
Service cost	$92	$77	$56	$55	$46	$41
Interest cost	308	324	91	87	111	126
Expected return on plan assets	(406)	(398)	(107)	(100)	(32)	(35)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	10	10	—	1	(33)	(27)
Net actuarial loss (gain) [1]	248	226	48	36	50	54
Net periodic benefit cost	252	239	88	79	143	160
Curtailments, settlements and special termination benefits [2]	—	—	22	9	(40)	—
Total cost included in operating profit	$252	$239	$110	$88	$103	$160

Weighted-average assumptions used to determine net cost:
Discount rate	4.3%	5.1%	4.3%	4.6%	4.3%	5.0%
Expected return on plan assets	8.0%	8.5%	7.1%	7.1%	8.0%	8.5%
Rate of compensation increase	4.5%	4.5%	3.9%	4.2%	4.4%	4.4%

[1]    Prior service cost (credit) and net actuarial loss (gain) for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan. For other postretirement benefit plans in which all or almost all of the plan's participants are fully eligible for benefits under the plan, prior service cost (credit) and net actuarial loss (gain) are amortized using the straight-line method over the remaining life expectancy of those participants.

[2] Curtailments, settlements and special termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.
 We made $119 million and $293 million of contributions to our pension plans during the three and six months ended June 30, 2012, respectively. We currently anticipate full-year 2012 contributions of approximately $1 billion, of which $570 million are required contributions. We made $104 million and $235 million of contributions to our pension plans during the three and six months ended June 30, 2011, respectively.

B.  Defined contribution benefit costs

On January 1, 2011, matching contributions to our U.S. 401(k) plan changed for certain employees that are still accruing benefits under a defined benefit pension plan.  Matching contributions changed from 100 percent of employee contributions to the plan up to six percent of their compensation to 50 percent of employee contributions up to six percent of compensation.  For U.S. employees whose defined benefit pension accruals were frozen as of December 31, 2010, we began providing a new annual employer contribution in 2011, which ranges from three to five percent of compensation, depending on years of service and age.

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2012	2011	2012	2011
U.S. Plans	$33	$50	$134	$132
Non-U.S. Plans	17	14	31	26
	$50	$64	$165	$158

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

No loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2012 and December 31, 2011 the related liability was $15 million and $7 million, respectively. The increase in liability is primarily due to guarantees acquired through the purchase of ERA Mining Machinery Limited. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2012	December 31, 2011
Guarantees with Caterpillar dealers	$146	$140
Guarantees with customers	180	186
Limited indemnity	8	11
Guarantees – other	66	28
Total guarantees	$400	$365

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as their guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2012 and December 31, 2011, the SPC’s assets of $866 million and $586 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $866 million and $586 million, respectively, are primarily comprised of commercial paper.  No loss has been experienced or is anticipated under this loan purchase agreement.  Cat Financial’s assets are not available to pay creditors of the SPC, except to the extent Cat Financial may be obligated to perform under the guarantee, and assets of the SPC are not available to pay Cat Financial’s creditors.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2012
Warranty liability, January 1	$1,308
Reduction in liability (payments)	(460)
Increase in liability (new warranties)	540
Warranty liability, June 30	$1,388

(Millions of dollars)	2011
Warranty liability, January 1	$1,035
Reduction in liability (payments)	(926)
Increase in liability (new warranties)	1,199
Warranty liability, December 31	$1,308

11.                               Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
I.	Profit for the period (A)[1]:	$1,699	$1,015	$3,285	$2,240
II.	Determination of shares (in millions):	—
	Weighted-average number of common shares outstanding (B)	652.9	645.5	651.3	643.3
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	16.7	21.7	18.6	22.7
	Average common shares outstanding for fully diluted computation (C) [2]	669.6	667.2	669.9	666.0
III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$2.60	$1.57	$5.04	$3.48
	Assuming full dilution (A/C) [2]	$2.54	$1.52	$4.90	$3.36
[1] Profit attributable to common stockholders. [2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 6,091,056 common shares were outstanding for both the three and six months ended June 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For both the three and six months ended June 30, 2011,  there were outstanding SARs and stock options to purchase 2,940,143 common shares, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207. EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects. On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies. On July 28, 2011, EPA and the U.S. Department of Justice filed and lodged a civil complaint and consent decree with the U.S. District Court for the District of Columbia (Court) regarding the matter. Caterpillar agreed to the terms of the consent decree, which required payment of a civil penalty of $2.55 million, retirement of a small number of emissions credits and expanded defect-related reporting. On September 7, 2011, the Court entered the consent decree, making it effective on that date, and Caterpillar paid $2.04 million of the $2.55 million penalty due to the United States in accordance with the decree terms. On July 9, 2012, under the terms of the consent decree, and subject to a settlement agreement executed on June 21, 2012 with the California Air Resources Board, Caterpillar paid the remaining $0.51 million of the stipulated $2.55 million penalty to the California Air Resources Board.

13.                              Income Taxes

The provision for income taxes for the first six months of 2012 reflects an estimated annual effective tax rate of 30.5 percent compared to 29 percent for the first six months of 2011 and 26.5 percent for the full-year 2011, excluding the items discussed below. The increase from full-year 2011 is primarily due to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

The 2012 tax provision also includes a negative impact of $75 million from goodwill not deductible for tax purposes related to the divestiture of portions of the Bucyrus distribution business. A $72 million net benefit was recorded in the second quarter of 2011 due to planned repatriation of non-U.S. earnings offset by an increase in unrecognized tax benefits.

14.                              Segment Information

A.                                  Basis for segment information

Our Executive Office is comprised of five Group Presidents and a CEO. Group Presidents are accountable for a related set of end-to-end businesses that they manage.  The CEO allocates resources and manages performance at the Group President level.  As such, the CEO serves as our Chief Operating Decision Maker and operating segments are primarily based on the Group President reporting structure.

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

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining and quarrying applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components and electronics and control systems. In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System. On July 8, 2011, the acquisition of Bucyrus was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for electric rope shovels, draglines, hydraulic shovels, drills, highwall miners and electric drive off-highway trucks to Resource Industries. In addition, segment profit includes Bucyrus acquisition-related costs and the impact from divestiture of a portion of the Bucyrus distribution business. On June 6, 2012, the acquisition of ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical & Electrical Manufacturing Co., Ltd., commonly known as Siwei, was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for underground coal mining equipment to Resource Industries. Inter-segment sales are a source of revenue for this segment.

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

Financial Products Segment:  Provides financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers.  Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 32 to 37 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

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

Reportable Segments
Three Months Ended June 30,
(Millions of dollars)

	2012
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$5,340	$123	$5,463	$139	$688	$9,771	$219
Resource Industries	5,390	328	5,718	168	1,426	13,499	242
Power Systems	5,511	680	6,191	147	982	9,496	237
Machinery and Power Systems	$16,241	$1,131	$17,372	$454	$3,096	$32,766	$698
Financial Products Segment	764	—	764	177	188	34,451	457
Total	$17,005	$1,131	$18,136	$631	$3,284	$67,217	$1,155

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,941	$124	$5,065	$126	$482	$7,942	$158
Resource Industries	3,206	284	3,490	72	796	12,292	105
Power Systems	4,918	541	5,459	129	736	8,748	132
Machinery and Power Systems	$13,065	$949	$14,014	$327	$2,014	$28,982	$395
Financial Products Segment	764	—	764	182	172	31,747	339
Total	$13,829	$949	$14,778	$509	$2,186	$60,729	$734

Reportable Segments
Six Months Ended June 30,
(Millions of dollars)

	2012
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$10,402	$253	$10,655	$270	$1,304	$9,771	$350
Resource Industries	10,168	656	10,824	331	2,594	13,499	374
Power Systems	10,498	1,355	11,853	285	1,794	9,496	366
Machinery and Power Systems	$31,068	$2,264	$33,332	$886	$5,692	$32,766	$1,090
Financial Products Segment	1,525	—	1,525	351	393	34,451	800
Total	$32,593	$2,264	$34,857	$1,237	$6,085	$67,217	$1,890

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$9,412	$271	$9,683	$246	$1,026	$7,942	$237
Resource Industries	5,974	558	6,532	143	1,592	12,292	161
Power Systems	9,367	1,095	10,462	265	1,436	8,748	217
Machinery and Power Systems	$24,753	$1,924	$26,677	$654	$4,054	$28,982	$615
Financial Products Segment	1,494	—	1,494	358	308	31,747	519
Total	$26,247	$1,924	$28,171	$1,012	$4,362	$60,729	$1,134

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended June 30, 2012
Total external sales and revenues from reportable segments	$16,241	$764	$—		$17,005
All Other operating segment	454	—	—		454
Other	(11)	16	(90)	[1]	(85)
Total sales and revenues	$16,684	$780	$(90)		$17,374

Three Months Ended June 30, 2011
Total external sales and revenues from reportable segments	$13,065	$764	$—		$13,829
All Other operating segment	475	—	—		475
Other	(5)	13	(82)	[1]	(74)
Total sales and revenues	$13,535	$777	$(82)		$14,230
[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Six Months Ended June 30, 2012
Total external sales and revenues from reportable segments	$31,068	$1,525	$—		$32,593
All Other operating segment	928	—	—		928
Other	(24)	32	(174)	[1]	(166)
Total sales and revenues	$31,972	$1,557	$(174)		$33,355

Six Months Ended June 30, 2011
Total external sales and revenues from reportable segments	$24,753	$1,494	$—		$26,247
All Other operating segment	1,064	—	—		1,064
Other	(5)	23	(150)	[1]	(132)
Total sales and revenues	$25,812	$1,517	$(150)		$27,179
[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended June 30, 2012
Total profit from reportable segments	$3,096	$188	$3,284
All Other operating segment	188	—	188
Cost centers	(11)	—	(11)
Corporate costs	(400)	—	(400)
Timing	(137)	—	(137)
Methodology differences:
Inventory/cost of sales	(21)	—	(21)
Postretirement benefit expense	(145)	—	(145)
Financing costs	(112)	—	(112)
Equity in profit of unconsolidated affiliated companies	(5)	—	(5)
Currency	9	—	9
Other income/expense methodology differences	(74)	—	(74)
Other methodology differences	4	(4)	—
Total profit before taxes	$2,392	$184	$2,576

Three Months Ended June 30, 2011
Total profit from reportable segments	$2,014	$172	$2,186
All Other operating segment	122	—	122
Cost centers	(20)	—	(20)
Corporate costs	(300)	—	(300)
Timing	(93)	—	(93)
Methodology differences:
Inventory/cost of sales	16	—	16
Postretirement benefit expense	(166)	—	(166)
Financing costs	(89)	—	(89)
Equity in profit of unconsolidated affiliated companies	10	—	10
Currency	(93)	—	(93)
Interest rate swaps	(124)	—	(124)
Other income/expense methodology differences	(97)	—	(97)
Other methodology differences	(3)	1	(2)
Total profit before taxes	$1,177	$173	$1,350

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Six Months Ended June 30, 2012
Total profit from reportable segments	$5,692	$393	$6,085
All Other operating segment	406	—	406
Cost centers	23	—	23
Corporate costs	(760)	—	(760)
Timing	(288)	—	(288)
Methodology differences:
Inventory/cost of sales	(35)	—	(35)
Postretirement benefit expense	(331)	—	(331)
Financing costs	(227)	—	(227)
Equity in profit of unconsolidated affiliated companies	(7)	—	(7)
Currency	140	—	140
Other income/expense methodology differences	(135)	—	(135)
Other methodology differences	6	(3)	3
Total profit before taxes	$4,484	$390	$4,874

Six Months Ended June 30, 2011
Total profit from reportable segments	$4,054	$308	$4,362
All Other operating segment	367	—	367
Cost centers	1	—	1
Corporate costs	(571)	—	(571)
Timing	(169)	—	(169)
Methodology differences:
Inventory/cost of sales	22	—	22
Postretirement benefit expense	(358)	—	(358)
Financing costs	(178)	—	(178)
Equity in profit of unconsolidated affiliated companies	18	—	18
Currency	(75)	—	(75)
Interest rate swaps	(149)	—	(149)
Other income/expense methodology differences	(156)	—	(156)
Other methodology differences	(4)	3	(1)
Total profit before taxes	$2,802	$311	$3,113

Reconciliation of Assets:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2012
Total assets from reportable segments	$32,766	$34,451	$—	$67,217
All Other operating segment	2,029	—	—	2,029
Items not included in segment assets:
Cash and short-term investments	2,810	—	—	2,810
Intercompany receivables	54	—	(54)	—
Investment in Financial Products	4,011	—	(4,011)	—
Deferred income taxes	4,107	—	(542)	3,565
Goodwill, intangible assets and other assets	3,988	—	—	3,988
Operating lease methodology difference	(549)	—	—	(549)
Liabilities included in segment assets	13,061	—	—	13,061
Inventory methodology differences	(3,164)	—	—	(3,164)
Other	96	(137)	(78)	(119)
Total assets	$59,209	$34,314	$(4,685)	$88,838

December 31, 2011
Total assets from reportable segments	$28,982	$31,747	$—	$60,729
All Other operating segment	2,035	—	—	2,035
Items not included in segment assets:
Cash and short-term investments	1,829	—	—	1,829
Intercompany receivables	75	—	(75)	—
Investment in Financial Products	4,035	—	(4,035)	—
Deferred income taxes	4,109	—	(533)	3,576
Goodwill, intangible assets and other assets	4,461	—	—	4,461
Operating lease methodology difference	(511)	—	—	(511)
Liabilities included in segment assets	12,088	—	—	12,088
Inventory methodology differences	(2,786)	—	—	(2,786)
Other	362	(194)	(143)	25
Total assets	$54,679	$31,553	$(4,786)	$81,446

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2012
Total depreciation and amortization from reportable segments	$454	$177	$—	$631
Items not included in segment depreciation and amortization:
All Other operating segment	41	—	—	41
Cost centers	22	—	—	22
Other	(11)	6	—	(5)
Total depreciation and amortization	$506	$183	$—	$689

Three Months Ended June 30, 2011
Total depreciation and amortization from reportable segments	$327	$182	$—	$509
Items not included in segment depreciation and amortization:
All Other operating segment	41	—	—	41
Cost centers	19	—	—	19
Other	28	2	—	30
Total depreciation and amortization	$415	$184	$—	$599

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2012
Total depreciation and amortization from reportable segments	$886	$351	$—	$1,237
Items not included in segment depreciation and amortization:
All Other operating segment	84	—	—	84
Cost centers	41	—	—	41
Other	(23)	11	—	(12)
Total depreciation and amortization	$988	$362	$—	$1,350

Six Months Ended June 30, 2011
Total depreciation and amortization from reportable segments	$654	$358	$—	$1,012
Items not included in segment depreciation and amortization:
All Other operating segment	86	—	—	86
Cost centers	37	—	—	37
Other	33	6	—	39
Total depreciation and amortization	$810	$364	$—	$1,174

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2012
Total capital expenditures from reportable segments	$698	$457	$—	$1,155
Items not included in segment capital expenditures:
All Other operating segment	90	—	—	90
Cost centers	65	—	—	65
Timing	(81)	—	—	(81)
Other	(91)	57	(29)	(63)
Total capital expenditures	$681	$514	$(29)	$1,166

Three Months Ended June 30, 2011
Total capital expenditures from reportable segments	$395	$339	$—	$734
Items not included in segment capital expenditures:
All Other operating segment	51	—	—	51
Cost centers	19	—	—	19
Timing	(74)	—	—	(74)
Other	16	22	(24)	14
Total capital expenditures	$407	$361	$(24)	$744

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2012
Total capital expenditures from reportable segments	$1,090	$800	$—	$1,890
Items not included in segment capital expenditures:
All Other operating segment	154	—	—	154
Cost centers	103	—	—	103
Timing	321	—	—	321
Other	(123)	74	(124)	(173)
Total capital expenditures	$1,545	$874	$(124)	$2,295

Six Months Ended June 30, 2011
Total capital expenditures from reportable segments	$615	$519	$—	$1,134
Items not included in segment capital expenditures:
All Other operating segment	89	—	—	89
Cost centers	34	—	—	34
Timing	240	—	—	240
Other	(3)	55	(45)	7
Total capital expenditures	$975	$574	$(45)	$1,504

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

Impaired loans and finance leases
For all classes, a loan or finance lease is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms of the loan or finance lease.  Loans and finance leases reviewed for impairment include loans and finance leases that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days days past due).  Accrual is resumed, and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed.  Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income.

There were no impaired loans or finance leases as of June 30, 2012 or December 31, 2011, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero for the three and six months ended June 30, 2012 and 2011.

Individually impaired loans and finance leases for the customer portfolio segment were as follows:

	June 30, 2012			December 31, 2011
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$46	$44	$—	$83	$80	$—
Europe	45	44	—	47	46	—
Asia Pacific	3	3	—	4	4	—
Mining	8	8	—	8	8	—
Latin America	5	5	—	9	9	—
Caterpillar Power Finance	175	174	—	175	170	—
Total	$282	$278	$—	$326	$317	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$58	$53	$12	$69	$64	$15
Europe	38	38	11	36	33	12
Asia Pacific	28	28	4	13	13	3
Mining	69	68	7	13	13	4
Latin America	45	45	7	25	25	6
Caterpillar Power Finance	112	108	20	93	92	16
Total	$350	$340	$61	$249	$240	$56

Total Impaired Loans and Finance Leases
Customer
North America	$104	$97	$12	$152	$144	$15
Europe	83	82	11	83	79	12
Asia Pacific	31	31	4	17	17	3
Mining	77	76	7	21	21	4
Latin America	50	50	7	34	34	6
Caterpillar Power Finance	287	282	20	268	262	16
Total	$632	$618	$61	$575	$557	$56

1 No related allowance for credit losses due to sufficient collateral value.

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$57	$—	$104	$1
Europe	45	—	8	—
Asia Pacific	3	—	6	—
Mining	8	—	8	—
Latin America	5	—	10	—
Caterpillar Power Finance	203	1	261	—
Total	$321	$1	$397	$1

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$66	$1	$161	$2
Europe	40	—	53	—
Asia Pacific	24	—	17	1
Mining	41	1	—	—
Latin America	40	1	46	1
Caterpillar Power Finance	86	—	72	—
Total	$297	$3	$349	$4

Total Impaired Loans and Finance Leases
Customer
North America	$123	$1	$265	$3
Europe	85	—	61	—
Asia Pacific	27	—	23	1
Mining	49	1	8	—
Latin America	45	1	56	1
Caterpillar Power Finance	289	1	333	—
Total	$618	$4	$746	$5

1 No related allowance for credit losses due to sufficient collateral value.

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded[1]
Customer
North America	$63	$1	$97	$2
Europe	45	—	7	—
Asia Pacific	3	—	5	—
Mining	8	—	8	—
Latin America	6	—	7	—
Caterpillar Power Finance	191	2	231	1
Total	$316	$3	$355	$3

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$69	$1	$175	$4
Europe	40	—	58	1
Asia Pacific	22	1	21	1
Mining	29	1	—	—
Latin America	33	1	46	2
Caterpillar Power Finance	87	—	59	—
Total	$280	$4	$359	$8

Total Impaired Loans and Finance Leases
Customer
North America	$132	$2	$272	$6
Europe	85	—	65	1
Asia Pacific	25	1	26	1
Mining	37	1	8	—
Latin America	39	1	53	2
Caterpillar Power Finance	278	2	290	1
Total	$596	$7	$714	$11

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

As of June 30, 2012 and December 31, 2011, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2012	December 31, 2011
Customer
North America	$92	$112
Europe	48	58
Asia Pacific	30	24
Mining	12	12
Latin America	169	108
Caterpillar Power Finance	297	158
Total	$648	$472

Aging related to loans and finance leases were as follows:

(Millions of dollars)
	June 30, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$41	$17	$89	$147	$5,516	$5,663	$1
Europe	32	27	56	115	2,204	2,319	10
Asia Pacific	82	29	42	153	2,842	2,995	15
Mining	4	—	12	16	1,708	1,724	—
Latin America	45	23	157	225	2,354	2,579	—
Caterpillar Power Finance	83	32	177	292	2,876	3,168	14
Dealer
North America	—	—	—	—	1,907	1,907	—
Europe	—	—	—	—	69	69	—
Asia Pacific	—	—	—	—	620	620	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	681	681	—
Total	$287	$128	$533	$948	$20,778	$21,726	$40

(Millions of dollars)
	December 31, 2011
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$74	$39	$111	$224	$5,378	$5,602	$9
Europe	27	11	57	95	2,129	2,224	10
Asia Pacific	47	23	38	108	2,769	2,877	14
Mining	—	—	12	12	1,473	1,485	—
Latin America	32	15	99	146	2,339	2,485	—
Caterpillar Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	—	—	—	—	1,689	1,689	—
Europe	—	—	—	—	57	57	—
Asia Pacific	—	—	—	—	161	161	—
Mining	—	—	—	—	—	—	—
Latin America	—	—	—	—	480	480	—
Total	$194	$104	$442	$740	$19,240	$19,980	$58

Allowance for credit loss activity
In estimating the allowance for credit losses, Cat Financial reviews loans and finance leases that are past due, non-performing or in bankruptcy. The allowance for credit losses as of June 30, 2012 and December 31, 2011 was as follows:

(Millions of dollars)
	June 30, 2012
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$360	$6	$366
Receivables written off	(50)	—	(50)
Recoveries on receivables previously written off	23	—	23
Provision for credit losses	51	2	53
Other	(2)	—	(2)
Balance at end of period	$382	$8	$390

Allowance for Credit Losses:
Individually evaluated for impairment	$61	$—	$61
Collectively evaluated for impairment	321	8	329
Ending Balance	$382	$8	$390

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$632	$—	$632
Collectively evaluated for impairment	17,816	3,278	21,094
Ending Balance	$18,448	$3,278	$21,726

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$357	$5	$362
Receivables written off	(210)	—	(210)
Recoveries on receivables previously written off	52	—	52
Provision for credit losses	167	1	168
Other	(6)	—	(6)
Balance at end of year	$360	$6	$366

Allowance for Credit Losses:
Individually evaluated for impairment	$56	$—	$56
Collectively evaluated for impairment	304	6	310
Ending Balance	$360	$6	$366

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$575	$—	$575
Collectively evaluated for impairment	17,018	2,387	19,405
Ending Balance	$17,593	$2,387	$19,980

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	June 30, 2012			December 31, 2011
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$5,571	$1,907	$7,478	$5,490	$1,689	$7,179
Europe	2,271	69	2,340	2,166	57	2,223
Asia Pacific	2,965	620	3,585	2,853	161	3,014
Mining	1,712	1	1,713	1,473	—	1,473
Latin America	2,410	681	3,091	2,377	480	2,857
Caterpillar Power Finance	2,871	—	2,871	2,762	—	2,762
Total Performing	$17,800	$3,278	$21,078	$17,121	$2,387	$19,508

Non-Performing
North America	$92	$—	$92	$112	$—	$112
Europe	48	—	48	58	—	58
Asia Pacific	30	—	30	24	—	24
Mining	12	—	12	12	—	12
Latin America	169	—	169	108	—	108
Caterpillar Power Finance	297	—	297	158	—	158
Total Non-Performing	$648	$—	$648	$472	$—	$472

Performing & Non-Performing
North America	$5,663	$1,907	$7,570	$5,602	$1,689	$7,291
Europe	2,319	69	2,388	2,224	57	2,281
Asia Pacific	2,995	620	3,615	2,877	161	3,038
Mining	1,724	1	1,725	1,485	—	1,485
Latin America	2,579	681	3,260	2,485	480	2,965
Caterpillar Power Finance	3,168	—	3,168	2,920	—	2,920
Total	$18,448	$3,278	$21,726	$17,593	$2,387	$19,980

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

There were no loans or finance lease receivables modified as TDRs during the three and six months ended June 30, 2012 or 2011 for the Dealer portfolio segment.

Loan and finance lease receivables in the customer portfolio segment modified as TDRs during the three and six months ended June 30, 2012 and 2011, were as follows:

(Dollars in millions)
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	18	$2	$2	15	$4	$4
Europe	—	—	—	5	6	6
Latin America	—	—	—	4	5	5
Caterpillar Power Finance [1,2]	—	—	—	25	60	60
Total [4]	18	$2	$2	49	$75	$75

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	41	$4	$4	39	$9	$9
Europe	7	7	7	6	7	7
Latin America	—	—	—	12	10	10
Caterpillar Power Finance [1,3]	5	32	32	31	113	113
Total [4]	53	$43	$43	88	$139	$139

[1]
During the three and six months ended June 30, 2012, $6 million and $15 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The additional funds loaned are not reflected in the table above as no incremental modifications have been made with the borrower during the periods presented.  At June 30, 2012, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $7 million.

[2]	Two customers comprise $55 million of the $60 million pre-TDR and post-TDR outstanding recorded investment for the three months ended June 30, 2011.

[3]
Three customers comprise $32 million of the pre-TDR and post-TDR outstanding recorded investment for the six months ended June 30, 2012. Four customers comprise $105 million of the $113 million pre-TDR and post-TDR outstanding recorded investment for the six months ended June 30, 2011.

4    Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the customer portfolio segment with a payment default during the three and six months ended June 30, 2012 and 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	14	$1	7	$3
Europe	—	—	1	1
Latin America	—	—	—	—
Caterpillar Power Finance	2	2	—	—
Total	16	$3	8	$4

(Dollars in millions)	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	25	$2	41	$9
Europe	—	—	1	1
Latin America	—	—	—	—
Caterpillar Power Finance [1]	16	21	6	5
Total	41	$23	48	$15

1 Two customers comprise $19 million of the $21 million post-TDR recorded investment for the six months ended June 30, 2012.

B.                                   Securitized Retail Installment Sale Contracts and Finance Leases

Cat Financial has periodically transferred certain finance receivables relating to retail installment sale contracts and finance leases to SPEs as part of their asset-backed securitization program.

On April 25, 2011, Cat Financial exercised a clean-up call on their only outstanding asset-backed securitization transaction.  As a result, Cat Financial had no assets or liabilities related to their securitization program as of June 30, 2012 and December 31, 2011.

16.                             Redeemable Noncontrolling Interest — Caterpillar Japan Ltd.

On August 1, 2008, Shin Caterpillar Mitsubishi Ltd. (SCM) completed the first phase of a share redemption plan whereby SCM redeemed half of Mitsubishi Heavy Industries' (MHI’s) shares in SCM.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan) and we consolidated its financial statements.  On April 2, 2012, the redemption of the remaining 33 percent interest was completed, resulting in Caterpillar becoming the sole owner of Cat Japan. Caterpillar paid $444 million (36.5 billion Japanese Yen) to acquire the remaining equity interest held in Cat Japan by MHI.

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

Fair value measurement includes the consideration of nonperformance risk.  Nonperformance risk refers to the risk that an obligation (either by a counterparty or Caterpillar) will not be fulfilled.  For financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price.  For certain other financial assets and liabilities (Level 2 and 3), our fair value calculations have been adjusted accordingly.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2012 and December 31, 2011 are summarized below:

(Millions of dollars)	June 30, 2012
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	123	—	123
Corporate bonds
Corporate bonds	—	623	—	623
Asset-backed securities	—	95	—	95
Mortgage-backed debt securities
U.S. governmental agency	—	278	—	278
Residential	—	26	—	26
Commercial	—	137	—	137
Equity securities
Large capitalization value	168	—	—	168
Smaller company growth	33	—	—	33
Total available-for-sale securities	211	1,282	—	1,493
Derivative financial instruments, net	—	145	—	145
Total Assets	$211	$1,427	$—	$1,638
Liabilities
Guarantees	$—	$—	$15	$15
Total Liabilities	$—	$—	$15	$15

(Millions of dollars)	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	92	—	92
Corporate bonds
Corporate bonds	—	572	—	572
Asset-backed securities	—	111	—	111
Mortgage-backed debt securities
U.S. governmental agency	—	310	—	310
Residential	—	30	—	30
Commercial	—	145	—	145
Equity securities
Large capitalization value	148	—	—	148
Smaller company growth	29	—	—	29
Total available-for-sale securities	187	1,260	—	1,447
Derivative financial instruments, net	—	145	—	145
Total Assets	$187	$1,405	$—	$1,592
Liabilities
Guarantees	$—	$—	$7	$7
Total Liabilities	$—	$—	$7	$7

Below are roll-forwards of assets and liabilities measured at fair value using Level 3 inputs for the six months ended

June 30, 2012 and 2011.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2011	$7
Acquisitions	6
Issuance of guarantees	3
Expiration of guarantees	(1)
Balance at June 30, 2012	$15

Balance at December 31, 2010	$10
Issuance of guarantees	1
Expiration of guarantees	(4)
Balance at June 30, 2011	$7

In addition to the amounts above, Cat Financial had impaired loans with a fair value of $219 million and $141 million as of June 30, 2012 and December 31, 2011, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Long-term debt
Fair value for Machinery and Power Systems and Financial Products fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

Fair Value of Financial Instruments
	June 30, 2012		December 31, 2011
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$5,103	$5,103	$3,057	$3,057	1
Restricted cash and short-term investments	189	189	87	87	1
Available-for-sale securities	1,493	1,493	1,447	1,447	1 & 2	Note 8
Finance receivables—net (excluding finance leases1)	14,146	14,079	12,689	12,516	2	Note 15
Wholesale inventory receivables—net (excluding finance leases1)	1,441	1,372	1,591	1,505	2	Note 15
Interest rate swaps—net	235	235	241	241	2	Note 4

Liabilities
Short-term borrowings	5,047	5,047	3,988	3,988	1
Long-term debt (including amounts due within one year)
Machinery and Power Systems	10,438	12,370	8,973	10,737	2
Financial Products	23,831	24,859	21,631	22,674	2
Foreign currency contracts—net	87	87	89	89	2	Note 4
Commodity contracts—net	3	3	7	7	2	Note 4
Guarantees	15	15	7	7	3	Note 10
1 Total excluded items have a net carrying value at June 30, 2012 and December 31, 2011 of $7,601 million and $7,324 million, respectively.

18.                              Business Combinations

ERA Mining Machinery Limited

During the second quarter of 2012, Caterpillar, through its wholly-owned subsidiary Caterpillar (Luxembourg) Investment Co. S.A., completed a tender offer to acquire the issued shares of ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical Manufacturing Co., Ltd., commonly known as Siwei. Substantially all of the issued shares of Siwei, a public company listed on the Hong Kong Exchange, were acquired at the end of May 2012 and approximately one percent of the issued shares remained outstanding and unacquired as of June 30, 2012. We expect to complete the compulsory acquisition of the remaining shares of Siwei common stock in the third quarter of 2012. Siwei primarily designs, manufactures, sells and supports underground coal mining equipment in mainland China and is known for its expertise in manufacturing mining roof support equipment. The tender offer allowed Siwei shareholders to choose between two types of consideration in exchange for their shares. The alternatives were either cash consideration of HK$0.88 or a HK$1.00 loan note issued by Caterpillar (Luxembourg) Investment Co. S.A. to the former shareholders of Siwei that will entitle the holder to receive on redemption a minimum of HK$0.75 up to a maximum of HK$1.15 depending on Siwei's consolidated gross profit for 2012 and 2013. Approximately 4 billion Siwei shares were tendered for the cash alternative and approximately 1.6 billion Siwei shares were tendered for the loan note alternative. The preliminary purchase price of approximately $690 million is comprised of net cash paid of approximately $453 million ($475 million in cash paid for shares and to cancel share options less cash acquired of $22 million), the fair value of the loan notes of $169 million, approximately $155 million of assumed third-party short term borrowings, a loan and interest payable to Caterpillar from Siwei of $51 million, less restricted cash acquired of approximately $138 million. The noncontrolling interest for the outstanding shares not tendered is $7 million. The acquisition supports Caterpillar's long-term commitment to invest in China in order to support our growing base of Chinese customers and will further expand our underground mining business both inside and outside of China. Siwei will be reported in the Resource Industries segment.

The transaction was financed with available cash and included the issuance of loan notes to the former shareholders of Siwei, which have a debt component and a portion that is contingent consideration. The $169 million fair value of the loan notes is comprised of $152 million of debt representing the minimum redemption amount payable in April 2013 and $17 million in contingent consideration representing the portion of the redemption amount conditionally payable in April

2013 or April 2014. The contingent consideration will be remeasured each reporting period at its estimated fair value with any adjustment included in Other operating (income) expenses in the Consolidated Results Of Operations.

Tangible assets acquired of $671 million, recorded at their fair values, primarily include cash of $22 million, restricted cash of $138 million, receivables of $213 million, inventory of $105 million and property, plant and equipment of $112 million. Finite-lived intangible assets acquired of $194 million were primarily related to customer relationships and also included trade names. The finite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of approximately 15 years. Liabilities assumed of $592 million, recorded at their fair values, primarily included accounts payable of $342 million, third-party short term borrowings of $155 million and accrued expenses of $50 million. Additionally, deferred tax liabilities were $38 million. Goodwill of $467 million, substantially all of which is non-deductible for income tax purposes, represents the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. Factors that contributed to a purchase price resulting in the recognition of goodwill include expected cost savings primarily from increased purchasing power for raw materials and a reduction in other manufacturing input costs, expanded underground mining equipment sales opportunities in China and internationally, along with the acquired assembled workforce. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

The transaction was financed with available cash. Tangible assets acquired of $251 million primarily include cash of $18 million, receivables of $33 million, inventory of $26 million, and property, plant and equipment of $157 million. Finite-lived intangible assets acquired were $8 million. Liabilities assumed of $132 million, recorded at their fair values, primarily included debt of $77 million and accounts payable of $39 million. Goodwill of $16 million, which is deductible for income tax purposes, represents the excess of cost over the fair value of net tangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Construction Industries segment. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

19.                          Divestitures and Assets held for sale
Bucyrus Distribution Business Divestiture
In conjunction with our acquisition of Bucyrus in July 2011, we announced our intention to sell the Bucyrus distribution business to Caterpillar dealers that support mining customers around the world in a series of individual transactions. Bucyrus predominantly employed a direct to end customer model to sell and support products. The intention is for Bucyrus products to be sold and serviced by Caterpillar dealers, consistent with our long-held distribution strategy. We expect these transitions will occur in phases based on the mining business opportunity within each dealer territory.

As portions of the Bucyrus distribution business are sold or classified as held for sale, they will not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows from the Caterpillar dealers after the divestitures. The gain or loss on disposal, along with the continuing operations of these disposal groups, will be reported in the Resource Industries segment. Goodwill will be allocated to each disposal group using the relative fair value method. The value of the customer relationship intangibles related to each portion of the Bucyrus distribution business to be sold will be included in the disposal groups. The disposal groups will be recorded at the lower of their carrying value or fair value less cost to sell. In the second quarter of 2012, we recorded a goodwill impairment for $27 million related to a disposal group being sold to one of the Caterpillar dealers. After the goodwill impairment, the carrying value of the disposal group was lower than its fair value less costs to sell. Fair value was determined based upon the negotiated sales price. The impairment was recorded in Other operating (income) expenses and included in the Resource Industries segment.

In the second quarter of 2012, three sale transactions were completed whereby we sold portions of the Bucyrus distribution business to Finning International, WesTrac Pty Limited, a wholly owned subsidiary of Seven Group Holdings Limited, and Ferreyros S.A.A. for $306 million, $400 million and $75 million respectively, subject to certain working capital adjustments. After-tax profit was unfavorably impacted by $8 million in the second quarter of 2012 as a result of the Bucyrus distribution business divestiture activities. This is comprised of $160 million of income (included in Other operating (income) expenses) related to the sales transactions, offset by costs incurred related to the Bucyrus distribution divestiture activities of $57 million (included in Selling, general and administrative expenses) and income tax of $111 million.

Assets sold included customer relationship intangibles of $146 million, other assets of $117 million, which consisted primarily of inventory and fixed assets, and allocated goodwill of $230 million related to the Bucyrus distribution divestiture activities.

As part of these divestitures, Cat Financial provided $400 million of financing to WesTrac Pty Limited and $75 million to Ferreyros S.A.A. These loans are included in Receivables – finance and Long-term receivables – finance in the Consolidated Statement of Financial Position.
For the first half of 2012, after-tax profit was unfavorably impacted by $28 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $155 million of income (included in Other operating (income) expenses) related to the sales transactions, offset by costs incurred related to the Bucyrus distribution divestiture activities of $83 million (included in Selling, general and administrative expenses) and income tax of $100 million.

As of June 30, 2012, nine divestiture transactions were classified as held for sale and are expected to close throughout the remainder of 2012. Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets in the Consolidated Statement of Financial Position.

Subsequent to June 30, 2012, three sale transactions were completed whereby we sold portions of the Bucyrus distribution business to Barloworld Limited, Hewitt Equipment Limited and Toromont Industries Ltd, which were classified as held for sale at June 30, 2012.

Third Party Logistics Business Divestiture

On July 31, 2012, Platinum Equity acquired a 65 percent equity stake in Caterpillar Logistics Services LLC, the third party logistics division of our wholly owned subsidiary, Caterpillar Logistics Inc. (Cat Logistics). The sale of the third party business supports Caterpillar's increased focus on the continuing growth opportunities in its core businesses. Under the terms of the agreement, Caterpillar will retain a 35 percent equity stake. Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets in the Consolidated Statement of Financial Position at June 30, 2012. Current liabilities held for sale were included in Other current liabilities and non-current liabilities held for sale were included in Other liabilities in the Consolidated Statement of Financial Position.

The disposal will not qualify as discontinued operations because Caterpillar expects significant continuing involvement through the noncontrolling interest. The financial impact of the disposal, along with the continuing operations of the disposal group, will be reported in the All Other operating segment.

The major classes of assets and liabilities held for sale for a portion of the Bucyrus distribution business and the third party logistics divestitures were as follows:

(Millions of dollars)	June 30, 2012	December 31, 2011

Receivables - trade and other	$186	$25
Prepaid expenses and other current assets	10	—
Inventory	141	109
Current assets	$337	$134

Property plant and equipment - net	$222	$28
Intangible assets	136	186
Goodwill	191	296
Other assets	62	—
Non-current assets	$611	$510

Accounts payable	$19	$—
Accrued expenses	15	—
Accrued wages, salaries and employee benefits	30	—
Current liabilities	$64	$—

Other liabilities	$44	$—
Liability for postemployment benefits	55	—
Long-term liabilities	$99	$—

20.                              Employee separation charges

In 2011, we reported employee separation charges of $112 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to the acquisition of Bucyrus. The majority of the charges were assigned to the Resource Industries segment.

For the three and six months ended June 30, 2012, we recognized employee separation charges of $9 million and $41 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to the closure of the Electro-Motive Diesel facility located in London, Ontario. The majority of the charges were assigned to the Power Systems segment.

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

The following table summarizes the 2011 and 2012 separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2010	$22

Increase in liability (separation charges)	$112
Reduction in liability (payments and other adjustments)	(44)
Liability balance at December 31, 2011	$90

Increase in liability (separation charges)	$41
Reduction in liability (payments and other adjustments)	(117)
Liability balance at June 30, 2012	$14

The remaining liability balances as of June 30, 2012 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2012 and 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported second-quarter 2012 profit per share of $2.54, a quarterly record, and a 67 percent increase from second-quarter 2011 profit per share of $1.52. Sales and revenues were $17.374 billion, also a record, and a 22 percent increase from second-quarter 2011 sales and revenues of $14.230 billion. Profit was $1.699 billion in the quarter, an increase of 67 percent from $1.015 billion in the second quarter of 2011.

Profit per share for the six months ended June 30, 2012 was $4.90 per share, an increase of $1.54 per share from a profit of $3.36 per share for the six months ended June 30, 2011. Profit of $3.285 billion was 47 percent higher than profit of $2.240 billion for the six months ended June 30, 2011. Sales and revenues for the six months ended June 30, 2012 were $33.355 billion, up $6.176 billion, or 23 percent, from $27.179 billion for the six months ended June 30, 2011.

 Highlights for the second quarter of 2012 include:

▪
Second-quarter sales and revenues of $17.374 billion were an all-time high and were 22 percent higher than the second quarter of 2011. Excluding the effect of acquisitions, sales and revenues increased 12 percent from the second quarter of 2011.

▪	Profit per share was $2.54 in the second quarter of 2012, the highest quarterly profit per share in our history. Second-quarter 2012 profit per share increased $1.02 from the second quarter of 2011.

▪
Machinery & Power Systems (M&PS) operating cash flow was $1.281 billion in the second quarter of 2012, compared with $2.467 billion in the second quarter of 2011. The decrease was due to unfavorable changes in working capital, partially offset by higher profit.

▪
M&PS debt-to-capital ratio was 40.9 percent at the end of the second quarter of 2012, up slightly from 40.5 percent at the end of the first quarter of 2012 due to the issuance of $1.5 billion of long-term debt in June 2012.

▪	The liquidity position also continued to strengthen in the second quarter. Total cash on a consolidated basis was $5.1 billion, an increase of $2.2 billion from the end of the first quarter.

Notes:

▪	Glossary of terms is included on pages 69-70; first occurrence of terms shown in bold italics.

▪	Information on non-GAAP financial measures is included on pages 79-80.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2011

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the second quarter of 2011 (at left) and the second quarter of 2012 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and revenues were $17.374 billion in the second quarter of 2012, an increase of $3.144 billion, or 22 percent, from the second quarter of 2011. The improvement was a result of sales volume, acquisitions and price realization. Sales volume improved $1.527 billion, as sales for both new equipment and aftermarket parts increased. Sales volume increased in Resource Industries, Construction Industries and Power Systems.
Excluding acquisitions, sales increased in all geographic regions with the most significant improvement in North America. Outside of North America, the most significant improvement was in Asia/Pacific. Within Asia/Pacific, increases, primarily in Australia, more than offset a decline in China. While sales in Europe were down, sales in Africa, the Middle East and the CIS increased. Sales in Latin America were slightly higher.
The acquisition of Bucyrus International Inc. (Bucyrus) added $1.176 billion in sales, and the Motoren-Werke Mannheim Holding GmbH (MWM) acquisition added $196 million in sales. Price realization improved $499 million.
The increase in machinery sales volume was primarily the result of higher end user demand.
Mine production increased despite lower commodity prices for metals and coal compared with a year earlier. While lower than a year ago, most mining-related commodity prices have remained at levels attractive for investment. This was positive for mining in most regions of the world and drove increased sales for Resource Industries.
Some improvements in construction activity and continued fleet upgrading, primarily in North America, led to higher sales of construction equipment. Despite the increase in our machine sales in North America, construction activity in the United States and other developed countries is still well below prior peaks. Construction sales declined in the Asia/Pacific region, where a large decrease in China more than offset increases in other Asia/Pacific countries.
Power Systems' sales improved with the most significant increases occurring in petroleum and rail applications. Worldwide demand for energy, at prices that encourage continued investment, resulted in higher sales of engines and turbines for petroleum applications. Sales of our rail products and services, primarily locomotives, increased due to higher demand. Those increases were partially offset by lower sales for electric power generation, due to lower end user demand.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the second quarter of 2011 (at left) and the second quarter of 2012 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the second quarter of 2012 was $2.616 billion compared with $1.601 billion for the second quarter of 2011. The increase was primarily the result of higher sales volume and improved price realization. Acquisitions and divestitures favorably impacted operating profit by $230 million, primarily related to Bucyrus.
The improvements were partially offset by higher period manufacturing costs and increased SG&A and R&D expenses.
Manufacturing costs were up $141 million primarily due to higher period costs related to production volume and capacity expansion programs. SG&A and R&D expenses increased $56 million primarily due to higher volume and increased costs to support product programs, partially offset by lower incentive compensation expense.
While manufacturing period costs, SG&A and R&D increased, as a percent of sales each declined compared with the second quarter of 2011. This focus on cost control contributed to the increase in operating profit as a percent of sales.
Short-term incentive compensation expense related to 2012 was about $270 million in the second quarter of 2012 compared with about $305 million in the second quarter of 2011.
The amount of incremental operating profit we earn on incremental sales and revenues is an important performance metric. Sales and revenues increased $3.144 billion from the second quarter of 2011 to the second quarter of 2012, and operating profit increased $1.015 billion. The resulting incremental operating profit rate is 32 percent. Excluding the acquisition of Bucyrus and MWM, incremental margin was about 44 percent. Excluding the acquisition of Bucyrus, MWM and currency impacts, incremental margin was about 39 percent.
The following table summarizes the impact of Bucyrus on second-quarter 2012 and 2011 results.

Impact of Bucyrus on Profit

(Millions of dollars)
Impact Excluding Divestitures	Second Quarter 2011	Second Quarter 2012
Sales	$—	$1,176
Cost of goods sold	—	(872)
SG&A	(31)	(174)
R&D	—	(32)
Other operating (income) expenses	—	(1)
Operating profit (loss)	(31)	97
Interest expense	(11)	(35)
Other income (expense)	(162)	7

Profit (loss) before tax	(204)	69
Income tax (provision) benefit	72	(24)
Profit (loss)	$(132)	$45

Distribution Business Divestiture Impact
SG&A	$—	$(57)
Other operating (income) expenses	—	160
Operating profit (loss)	—	103
Income tax (provision) benefit	—	(111)
Profit (loss)	$—	$(8)

Other Profit/Loss Items

▪	Interest expense excluding Financial Products increased $20 million from the second quarter of 2011 due to long-term debt issued in 2011 relating to the acquisition of Bucyrus.

▪
Other income/expense was income of $70 million compared with expense of $161 million in the second quarter of 2011. The change was primarily due to the absence of second-quarter 2011 losses of $162 million on interest rate swaps and credit facility fees associated with the debt issuance for the Bucyrus acquisition and the favorable impact of currency gains and losses.

▪
The provision for income taxes in the second quarter of 2012 reflects an estimated annual tax rate of 30.5 percent compared with 29 percent for the second quarter of 2011 and 26.5 percent for the full-year 2011, excluding the items discussed below. The increase from 26.5 percent to 30.5 percent is primarily due to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

The tax provision for the second quarter of 2012 also includes a negative impact of $75 million from goodwill not deductible for tax purposes related to the divestiture of portions of the Bucyrus distribution business and $12 million for an increase in the 2012 estimated annual tax rate from 30 to 30.5 percent. A $72 million net benefit was recorded in the second quarter of 2011 due to planned repatriation of non-U.S. earnings offset by an increase in unrecognized tax benefits.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Second Quarter 2012
Construction Industries[1]	$5,340	8%	$1,966	42%	$731	(3)%	$1,332	—%	$1,311	(11)%
Resource Industries[2]	5,390	68%	1,589	55%	876	40%	1,142	62%	1,783	110%
Power Systems[3]	5,511	12%	2,373	20%	618	(4)%	1,474	11%	1,046	8%
All Other Segment[4]	454	(4)%	217	5%	17	(32)%	135	(16)%	85	1%
Corporate Items and Eliminations	(11)	—	(13)		—		1		1
Machinery & Power Systems Sales	16,684	23%	6,132	34%	2,242	9%	4,084	16%	4,226	25%

Financial Products Segment	764	—%	417	(3)%	97	8%	102	(8)%	148	13%
Corporate Items and Eliminations	(74)		(48)		(8)		(8)		(10)
Financial Products Revenues	690	(1)%	369	(4)%	89	6%	94	(10)%	138	12%

Consolidated Sales and Revenues	$17,374	22%	$6,501	31%	$2,331	9%	$4,178	15%	$4,364	25%

Second Quarter 2011
Construction Industries[1]	$4,941		$1,385		$755		$1,334		$1,467
Resource Industries[2]	3,206		1,026		626		703		851
Power Systems[3]	4,918		1,976		647		1,329		966
All Other Segment[4]	475		206		25		160		84
Corporate Items and Eliminations	(5)		(5)		—		—		—
Machinery & Power Systems Sales	13,535		4,588		2,053		3,526		3,368

Financial Products Segment	764		432		90		111		131
Corporate Items and Eliminations	(69)		(49)		(6)		(6)		(8)
Financial Products Revenues	695		383		84		105		123

Consolidated Sales and Revenues	$14,230		$4,971		$2,137		$3,631		$3,491

1                 Does not include inter-segment sales of $123 million and $124 million in the second quarter 2012 and 2011, respectively.
2                  Does not include inter-segment sales of $328 million and $284 million in the second quarter 2012 and 2011, respectively.
3                   Does not include inter-segment sales of $680 million and $541 million in the second quarter 2012 and 2011, respectively.
4                   Does not include inter-segment sales of $927 million and $839 million in the second quarter 2012 and 2011, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2011	Sales Volume	Price Realization	Currency	Acquisitions	Other	Second Quarter 2012	$ Change	% Change

Construction Industries	$4,941	$385	$140	$(126)	$—	$—	$5,340	$399	8%
Resource Industries	3,206	808	237	(37)	1,176	—	5,390	2,184	68%
Power Systems	4,918	374	98	(75)	196	—	5,511	593	12%
All Other Segment	475	(10)	(1)	(10)	—	—	454	(21)	(4)%
Corporate Items and Eliminations	(5)	(30)	25	(1)	—	—	(11)	(6)
Machinery & Power Systems Sales	13,535	1,527	499	(249)	1,372	—	16,684	3,149	23%

Financial Products Segment	764	—	—	—	—	—	764	—	—%
Corporate Items and Eliminations	(69)	—	—	—	—	(5)	(74)	(5)
Financial Products Revenues	695	—	—	—	—	(5)	690	(5)	(1)%

Consolidated Sales and Revenues	$14,230	$1,527	$499	$(249)	$1,372	$(5)	$17,374	$3,144	22%

Operating Profit by Segment
(Millions of dollars)	Second Quarter 2012	Second Quarter 2011	$ Change	% Change
Construction Industries	$688	$482	$206	43%
Resource Industries	1,426	796	630	79%
Power Systems	982	736	246	33%
All Other Segment	188	122	66	54%
Corporate Items and Eliminations	(778)	(623)	(155)
Machinery & Power Systems	2,506	1,513	993	66%

Financial Products Segment	188	172	16	9%
Corporate Items and Eliminations	(4)	(16)	12
Financial Products	184	156	28	18%
Consolidating Adjustments	(74)	(68)	(6)
Consolidated Operating Profit	$2,616	$1,601	$1,015	63%

Construction Industries
Construction Industries' sales were $5.340 billion in the second quarter of 2012, an increase of $399 million, or 8 percent, from the second quarter of 2011. Sales increased in North America, were about flat in the EAME region and declined in Latin America and Asia/Pacific. The improvement in sales was a result of higher volume across all major equipment product categories. Sales of aftermarket parts were about flat.
Some improvement in construction activity and continued fleet upgrading, primarily in North America, led to the increase in sales. While the improvement in North America more than offset lower sales in China and other parts of the world, the construction industry in North America is still well below the prior peak.
Construction Industries' sales were lower in Asia/Pacific, where a large decrease in China more than offset increases in other Asia/Pacific countries. China's austerity policies caused machine demand to peak in the first half of 2011, making the second quarter of 2011 in China a strong sales quarter.
Construction Industries' profit was $688 million in the second quarter of 2012 compared with $482 million in the second quarter of 2011. The increase in profit was primarily due to improved price realization and higher sales volume and was partially offset by the negative impact of currency, which was mainly due to the Japanese yen and the Brazilian real. Manufacturing, SG&A and R&D expenses were about flat.

Resource Industries
Resource Industries' sales were $5.390 billion in the second quarter of 2012, an increase of $2.184 billion, or 68 percent, from the second quarter of 2011. The sales increase was primarily due to the acquisition of Bucyrus in the third quarter of 2011 and higher sales volume in all regions of the world. While sales volume for both new equipment and aftermarket parts improved, the more significant increase was for new equipment.
Though the prices for metals and coal were down from a year earlier, mine production increased and price levels remained attractive for investment. This was positive for mining in most regions of the world.
Bucyrus sales were $1.176 billion in the second quarter of 2012, with $292 million in North America, $148 million in Latin America, $271 million in EAME and $465 million in Asia/Pacific.
Resource Industries' profit of $1.426 billion in the second quarter of 2012 was significantly higher than profit of $796 million in the second quarter of 2011. The acquisition of Bucyrus increased segment profit by $285 million.
Excluding the effect of the Bucyrus acquisition, Resource Industries' profit increased by $345 million, primarily due to higher sales volume and improved price realization. The improvement was partially offset by higher manufacturing, SG&A and R&D costs. The manufacturing cost increase was primarily due to higher costs related to increased production volume.

Power Systems
Power Systems' sales were $5.511 billion in the second quarter of 2012, an increase of $593 million, or 12 percent, from the second quarter of 2011. The improvement was the result of higher sales volume, the acquisition of MWM and improved price realization. The sales volume increase was almost all in North America.
The most significant increases in Power Systems' sales occurred in petroleum and rail applications. Worldwide demand for energy, at prices that encourage continued investment, resulted in higher sales of engines and turbines for petroleum applications. Sales of our rail products and services, primarily locomotives, increased due to higher demand. Those increases were partially offset by lower sales for electric power generation, due to lower end user demand.
Power Systems' profit was $982 million in the second quarter of 2012 compared with $736 million in the second quarter of 2011. The increase was primarily due to higher sales volume and improved price realization. The improvements were partially offset by increased period manufacturing, SG&A and R&D expenses.
MWM, acquired during the fourth quarter of 2011, added sales of $196 million, primarily in EAME, and was about neutral to profit.

Financial Products Segment
Financial Products' revenues were $764 million for both the second quarter of 2012 and 2011. The favorable impact from higher average earning assets was primarily offset by an unfavorable impact from lower interest rates.
Financial Products' profit was $188 million in the second quarter of 2012, compared with $172 million in the second quarter of 2011. The increase was primarily due to a $24 million favorable impact due to lower claims experience at Cat Insurance and a $13 million favorable impact from higher average earning assets. These increases were partially offset by $9 million lower net gains from returned or repossessed equipment.
At the end of the second quarter of 2012, past dues at Cat Financial were 3.35 percent compared with 3.19 percent at the end of the first quarter of 2012, 2.89 percent at the end of 2011 and 3.73 percent at the end of the second quarter of 2011. Although past dues have improved when compared with the second quarter of 2011, the increase from the end of 2011 and from the first quarter of 2012 reflects higher delinquencies in our European marine and China portfolios. Write-offs, net of recoveries, were $16 million for the second quarter of 2012, down from $29 million for the second quarter of 2011.
As of June 30, 2012, Cat Financial's allowance for credit losses totaled $393 million or 1.47 percent of net finance receivables, compared with $369 million or 1.47 percent of net finance receivables at year-end 2011. The allowance for credit losses as of June 30, 2011, was $382 million or 1.52 percent of net finance receivables.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $782 million in the second quarter of 2012, an increase of $143 million from the second quarter of 2011. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; and currency differences, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.
The increase in expense from the second quarter of 2011 was primarily due to higher corporate-level expenses and timing differences.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2011

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2011 (at left) and the six months ended June 30, 2012 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $33.355 billion for the six months ended June 30, 2012, an increase of $6.176 billion, or 23 percent, from the six months ended June 30, 2011. The improvement was a result of sales volume, acquisitions and price realization. Sales volume improved $3.092 billion, as sales for both new equipment and aftermarket parts increased. Sales volume increased in Resource Industries, Construction Industries and Power Systems. Excluding acquisitions, sales increased in all geographic regions except Latin America, with the most significant improvement in North America. The acquisition of Bucyrus added $2.177 billion in sales, and the Motoren-Werke Mannheim Holding GmbH (MWM) acquisition added $339 million in sales. Price realization improved $805 million.
The volume increase in machinery was primarily the result of higher end user demand. Dealer-reported new machine inventory levels were up about $1.3 billion during the six months ended June 30, 2012, compared to an increase of $1.1 billion in 2011.
Mine production increased despite lower commodity prices for metals and coal compared with a year earlier. While lower than a year ago, most mining-related commodity prices have remained at levels attractive for investment. This was positive for mining in most regions of the world and drove increased sales for Resource Industries.
Some improvements in construction activity and continued fleet upgrading, primarily in North America, led to higher sales of construction equipment. Despite the increase in our machine sales in North America, construction activity in the United States and other developed countries is still well below prior peaks. Construction sales declined in the Asia/Pacific region, where a large decrease in China more than offset increases in other Asia/Pacific countries.
Power Systems' sales improved with the most significant increases occurring in petroleum and rail applications. Worldwide demand for energy, at prices that encourage continued investment, resulted in higher sales of engines and turbines for petroleum applications. Sales of our rail products and services, primarily locomotives, increased due to higher demand. Those increases were partially offset by lower sales for electric power generation, due to lower end user demand.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2011 (at left) and the six months ended June 30, 2012 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the six months ended June 30, 2012 was $4.939 billion compared with $3.434 billion for the six months ended June 30, 2011. The increase was primarily the result of higher sales volume and improved price realization. Acquisitions and divestitures favorably impacted operating profit by $283 million, primarily related to Bucyrus.
The improvements were partially offset by higher manufacturing costs and increased SG&A and R&D expenses. Manufacturing costs were up $409 million primarily due to higher period costs related to production volume and capacity expansion programs. Material and freight costs were also up from the six months ended June 30, 2011. The increase in material costs was due to higher steel costs. SG&A and R&D expenses increased $175 million primarily due to higher volume and increased costs to support product programs, partially offset by lower incentive compensation expense.
While manufacturing period costs, SG&A and R&D increased, as a percent of sales, in total they declined compared with the six months ended June 30, 2011. This focus on cost control contributed to the increase in operating profit as a percent of sales.
Short-term incentive compensation expense related to the six months ended June 30, 2012 was about $500 million in the six months ended June 30, 2012 compared with about $525 million in the six months ended June 30, 2011.
The amount of incremental operating profit we earn on incremental sales and revenues is an important performance metric. Sales and revenues increased $6.176 billion from the six months ended June 30, 2011 compared to the six months ended June 30, 2012, and operating profit increased $1.505 billion. The resulting incremental operating profit rate is 24 percent. Excluding the acquisition of Bucyrus and MWM, incremental margin was about 33 percent. Excluding the acquisition of Bucyrus, MWM and currency impacts, incremental margin was about 32 percent.
The following table summarizes the impact of Bucyrus on year-to-date 2012 and 2011 results.

Impact of Bucyrus on Profit

(Millions of dollars)
Impact Excluding Divestitures	Six Months Ended June 30, 2011	Six Months Ended June 30, 2012
Sales	$—	$2,177
Cost of goods sold	—	(1,594)
SG&A	(35)	(331)
R&D	—	(68)
Other operating (income) expenses	—	(5)
Operating profit (loss)	(35)	179
Interest expense	(11)	(71)
Other income (expense)	(203)	13

Profit (loss) before tax	(249)	121
Income tax (provision) benefit	88	(43)
Profit (loss)	$(161)	$78

Distribution Business Divestiture Impact
SG&A	$—	$(83)
Other operating (income) expenses	—	155
Operating profit (loss)	—	72
Income tax (provision) benefit	—	(100)
Profit (loss)	$—	$(28)

Other Profit/Loss Items

▪	Interest expense excluding Financial Products increased $46 million from the six months ended June 30, 2011 due to long-term debt issued in 2011 relating to the acquisition of Bucyrus.

▪
Other income/expense was income of $158 million compared with expense of $144 million in the six months ended June 30, 2011. The change was primarily due to the absence of losses during the six months ended June 30, 2011 of $204 million on interest rate swaps and credit facility fees associated with the debt issuance for the Bucyrus acquisition and the favorable impact of currency gains and losses.

▪
The provision for income taxes for the first six months of 2012 reflects an estimated annual effective tax rate of 30.5 percent compared with 29 percent for the first six months of 2011 and 26.5 percent for the full-year 2011, excluding the items discussed below. The increase from full-year 2011 is primarily due to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

The 2012 tax provision also includes a negative impact of $75 million from goodwill not deductible for tax purposes related to the divestiture of portions of the Bucyrus distribution business. A $72 million net benefit was recorded in the second quarter of 2011 due to planned repatriation of non-U.S. earnings offset by an increase in unrecognized tax benefits.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Six months ended June 30, 2012
Construction Industries[1]	$10,402	11%	$3,746	39%	$1,421	(2)%	$2,565	5%	$2,670	(5)%
Resource Industries[2]	10,168	70%	3,149	61%	1,566	29%	2,172	69%	3,281	116%
Power Systems[3]	10,498	12%	4,551	15%	1,109	—%	2,851	13%	1,987	12%
All Other Segment[4]	928	(13)%	442	(19)%	38	(33)%	279	(4)%	169	(1)%
Corporate Items and Eliminations	(24)		(24)		—		—		—
Machinery & Power Systems Sales	31,972	24%	11,864	30%	4,134	8%	7,867	20%	8,107	29%

Financial Products Segment	1,525	2%	833	(3)%	194	15%	205	(6)%	293	19%
Corporate Items and Eliminations	(142)		(94)		(15)		(15)		(18)
Financial Products Revenues	1,383	1%	739	(3)%	179	13%	190	(10)%	275	18%

Consolidated Sales and Revenues	$33,355	23%	$12,603	27%	$4,313	8%	$8,057	19%	$8,382	28%

Six months ended June 30, 2011
Construction Industries[1]	$9,412		$2,693		$1,456		$2,442		$2,821
Resource Industries[2]	5,974		1,951		1,215		1,286		1,522
Power Systems[3]	9,367		3,955		1,107		2,523		1,782
All Other Segment[4]	1,064		547		57		290		170
Corporate Items and Eliminations	(5)		(5)		—		—		—
Machinery & Power Systems Sales	25,812		9,141		3,835		6,541		6,295

Financial Products Segment	1,494		861		169		218		246
Corporate Items and Eliminations	(127)		(96)		(10)		(8)		(13)
Financial Products Revenues	1,367		765		159		210		233

Consolidated Sales and Revenues	$27,179		$9,906		$3,994		$6,751		$6,528

1                 Does not include inter-segment sales of $253 million and $271 million for the six months ended June 30, 2012 and 2011, respectively.
2                  Does not include inter-segment sales of $656 million and $558 million for the six months ended June 30, 2012 and 2011, respectively.
3                   Does not include inter-segment sales of $1,355 million and $1,095 million for the six months ended June 30, 2012 and 2011, respectively.
4                   Does not include inter-segment sales of $1,834 million and $1,635 million for the six months ended June 30, 2012 and 2011, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Six months ended June 30, 2011	Sales Volume	Price Realization	Currency	Acquisitions	Other	Six months ended June 30, 2012	$ Change	% Change

Construction Industries	$9,412	$906	$200	$(116)	$—	$—	$10,402	$990	11%
Resource Industries	5,974	1,642	414	(39)	2,177	—	10,168	4,194	70%
Power Systems	9,367	709	169	(86)	339	—	10,498	1,131	12%
All Other Segment	1,064	(124)	(1)	(11)	—	—	928	(136)	(13)%
Corporate Items and Eliminations	(5)	(41)	23	(1)	—	—	(24)	(19)
Machinery & Power Systems Sales	25,812	3,092	805	(253)	2,516	—	31,972	6,160	24%

Financial Products Segment	1,494	—	—	—	—	31	1,525	31	2%
Corporate Items and Eliminations	(127)	—	—	—	—	(15)	(142)	(15)
Financial Products Revenues	1,367	—	—	—	—	16	1,383	16	1%

Consolidated Sales and Revenues	$27,179	$3,092	$805	$(253)	$2,516	$16	$33,355	$6,176	23%

Operating Profit by Segment
(Millions of dollars)	Six months ended June 30, 2012	Six months ended June 30, 2011	$ Change	% Change
Construction Industries	$1,304	$1,026	$278	27%
Resource Industries	2,594	1,592	1,002	63%
Power Systems	1,794	1,436	358	25%
All Other Segment	406	367	39	11%
Corporate Items and Eliminations	(1,395)	(1,147)	(248)
Machinery & Power Systems	4,703	3,274	1,429	44%

Financial Products Segment	393	308	85	28%
Corporate Items and Eliminations	(15)	(26)	11
Financial Products	378	282	96	34%
Consolidating Adjustments	(142)	(122)	(20)
Consolidated Operating Profit	$4,939	$3,434	$1,505	44%

Construction Industries
Construction Industries' sales were $10.402 billion in the six months ended June 30, 2012, an increase of $990 million, or 11 percent, from the six months ended June 30, 2011. Sales increased in North America, were up slightly in the EAME region and declined slightly in Asia/Pacific and Latin America. The improvement in sales was a result of higher volume across all major equipment product categories. While sales volume for both new equipment and aftermarket parts improved, the more significant increase was for new equipment.
Some improvement in construction activity and continued fleet upgrading, primarily in North America, led to the increase in sales. Despite the increase in our machine sales in North America, construction activity in the United States and other developed countries is still well below prior peaks.
Construction Industries' sales were lower in Asia/Pacific, where a large decrease in China more than offset increases in other Asia/Pacific countries. China's austerity policies caused machine demand to peak in the first half of 2011, making the first half of 2011 in China a strong sales period.
Construction Industries' profit was $1.304 billion in the six months ended June 30, 2012 compared with $1.026 billion in the six months ended June 30, 2011. The increase in profit was primarily due to higher sales volume and improved price realization and was partially offset by the negative impact of currency, mainly due to the Japanese yen, and higher period manufacturing costs.
Resource Industries
Resource Industries' sales were $10.168 billion for the six months ended June 30, 2012, an increase of $4.194 billion, or 70 percent,

from the six months ended June 30, 2011. The sales increase was primarily due to the acquisition of Bucyrus in the third quarter of 2011 and higher sales volume in most regions of the world. While sales volume for both new equipment and aftermarket parts improved, the more significant increase was for new equipment.
Mine production increased despite lower commodity prices for metals and coal compared with a year earlier. While lower than a year ago, most mining-related commodity prices have remained at levels attractive for investment. This was positive for mining in most regions of the world and drove increased sales for Resource Industries.
Bucyrus sales were $2.177 billion for the six months ended June 30, 2012, with $565 million in North America, $322 million in Latin America, $452 million in EAME and $838 million in Asia/Pacific.
Resource Industries' profit of $2.594 billion in the six months ended June 30, 2012 was significantly higher than profit of $1.592 billion for the six months ended June 30, 2011. The acquisition of Bucyrus increased segment profit by $347 million.
Excluding the effect of the Bucyrus acquisition, Resource Industries' profit increased by $655 million, primarily due to higher sales volume and improved price realization. The improvement was partially offset by higher manufacturing, SG&A and R&D costs. The manufacturing cost increase was primarily due to higher costs related to increased production volume.

Power Systems
Power Systems' sales were $10.498 billion in the six months ended June 30, 2012, an increase of $1.131 billion, or 12 percent, compared to the six months ended June 30, 2011. The improvement was the result of higher sales volume, the acquisition of MWM and improved price realization. The sales volume increase occurred primarily in North America.
Worldwide demand for energy, at prices that encourage continued investment, resulted in higher sales of engines and turbines for petroleum applications. Sales of our rail products and services, primarily locomotives, increased due to higher demand. Those increases were partially offset by lower sales for electric power generation due to lower end user demand.
Power Systems' profit was $1.794 billion in the six months ended June 30, 2012 compared with $1.436 billion in the six months ended June 30, 2011. The increase was primarily due to higher sales volume and improved price realization. The improvements were partially offset by increased manufacturing, SG&A and R&D expenses, all largely driven by higher volume.
MWM, acquired during the fourth quarter of 2011, added sales of $339 million, primarily in EAME, and was about neutral to profit.

Financial Products Segment
Financial Products' revenues were $1.525 billion for the six months ended June 30, 2012, an increase of $31 million, or 2 percent, from the six months ended June 30, 2011. The increase was primarily due to the impact from higher average earning assets, partially offset by an unfavorable impact from lower interest rates.
Financial Products' profit of $393 million in the first half of 2012 was up $85 million from the first half of 2011. The increase was due to a $35 million favorable impact due to lower claims experience at Cat Insurance and a $33 million decrease in provision expense and a $31 million favorable impact from higher average earning assets at Cat Financial.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $1,410 million in the six months ended June 30, 2012, an increase of $237 million from the six months ended June 30, 2011. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; and currency differences, as segment profit is reported using annual fixed exchange rates and inter-segment eliminations.
Corporate-level expenses and expense from timing and other methodology differences increased from the six months ended June 30, 2011 and were partially offset by favorable currency differences. Segment profit for 2012 is based on fixed exchange rates set at the beginning of 2012, while segment profit for 2011 is based on fixed exchange rates set at the beginning of 2011. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit. The favorable impact included in corporate items and eliminations related to currency was primarily due to actual exchange rates in the first six months of 2012 being favorable compared with 2012 fixed exchange rates.

ACQUISITIONS AND DIVESTITURES
ERA Mining Machinery Limited
During the second quarter of 2012, Caterpillar, through its wholly-owned subsidiary Caterpillar (Luxembourg) Investment Co. S.A., completed a tender offer to acquire the issued shares of ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical Manufacturing Co., Ltd., commonly known as Siwei. Substantially all of the issued shares of Siwei, a public company listed on the Hong Kong Exchange, were acquired at the end of May 2012 and approximately one percent of the issued shares remained outstanding and unacquired as of June 30, 2012. We expect to complete the compulsory acquisition of the remaining shares of Siwei common stock in the third quarter of 2012. Siwei primarily designs, manufactures, sells and supports underground coal mining equipment in mainland China and is known for its expertise in manufacturing mining roof support equipment. The tender offer allowed Siwei shareholders to choose between two types of consideration in exchange for their shares. The alternatives were either cash consideration of HK$0.88 or a HK$1.00 loan note issued by Caterpillar (Luxembourg) Investment Co. S.A. to the former shareholders of Siwei that will entitle the holder to receive on redemption a minimum of HK$0.75 up to a maximum of HK$1.15 depending on Siwei's consolidated gross profit for 2012 and 2013. Approximately 4 billion Siwei shares were tendered for the cash alternative and approximately 1.6 billion Siwei shares were tendered for the loan note alternative. The preliminary purchase price of approximately $690 million is comprised of net cash paid of approximately $453 million ($475 million in cash paid for shares and to cancel share options less cash acquired of $22 million), the fair value of the loan notes of $169 million, approximately $155 million of assumed third-party short term borrowings, a loan and interest payable to Caterpillar from Siwei of $51 million, less restricted cash acquired of approximately $138 million. The noncontrolling interest for the outstanding shares not tendered is $7 million. The acquisition supports Caterpillar's long-term commitment to invest in China in order to support our growing base of Chinese customers and will further expand our underground mining business both inside and outside of China. Siwei will be reported in the Resource Industries segment.

The transaction was financed with available cash and included the issuance of loan notes to the former shareholders of Siwei, which have a debt component and a portion that is contingent consideration. The $169 million fair value of the loan notes is comprised of $152 million of debt representing the minimum redemption amount payable in April 2013 and $17 million in contingent consideration representing the portion of the redemption amount conditionally payable in April 2013 or April 2014. The contingent consideration will be remeasured each reporting period at its estimated fair value with any adjustment included in Other operating (income) expenses in the Consolidated Results Of Operations.

Tangible assets acquired of $671 million, recorded at their fair values, primarily include cash of $22 million, restricted cash of $138 million, receivables of $213 million, inventory of $105 million and property, plant and equipment of $112 million. Finite-lived intangible assets acquired of $194 million were primarily related to customer relationships and also included trade names. The finite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of approximately 15 years. Liabilities assumed of $592 million, recorded at their fair values, primarily included accounts payable of $342 million, third-party short term borrowings of $155 million and accrued expenses of $50 million. Additionally, deferred tax liabilities were $38 million. Goodwill of $467 million, substantially all of which is non-deductible for income tax purposes, represents the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. Factors that contributed to a purchase price resulting in the recognition of goodwill include expected cost savings primarily from increased purchasing power for raw materials and a reduction in other manufacturing input costs, expanded underground mining equipment sales opportunities in China and internationally, along with the acquired assembled workforce. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

Bucyrus Distribution Business Divestiture
In conjunction with our acquisition of Bucyrus in July 2011, we announced our intention to sell the Bucyrus distribution business to Caterpillar dealers that support mining customers around the world in a series of individual transactions. Bucyrus predominantly employed a direct to end customer model to sell and support products. The intention is for Bucyrus products to be sold and serviced by Caterpillar dealers, consistent with our long-held distribution strategy. We expect these transitions will occur in phases based on the mining business opportunity within each dealer territory.

As portions of the Bucyrus distribution business are sold or classified as held for sale, they will not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows from the Caterpillar dealers after the divestitures. The gain or loss on disposal, along with the continuing operations of these disposal groups, will be reported in the Resource Industries segment. Goodwill will be allocated to each disposal group using the relative fair value method. The value of the customer relationship intangibles related to each portion of the Bucyrus distribution business to be sold will be included in the disposal groups. The disposal groups will be recorded at the lower of their carrying value or fair value less cost to sell. In the second quarter of 2012, we recorded a goodwill impairment for $27 million related to a disposal group being sold to one of the Caterpillar dealers. After the goodwill impairment, the carrying value of the disposal group was lower than its fair value less costs to sell. Fair value was determined based upon the negotiated sales price. The impairment was recorded in Other operating (income) expenses and included in the Resource Industries segment.

In the second quarter of 2012, three sale transactions were completed whereby we sold portions of the Bucyrus distribution business to Finning International, WesTrac Pty Limited, a wholly owned subsidiary of Seven Group Holdings Limited, and Ferreyros S.A.A. for $306 million, $400 million and $75 million respectively, subject to certain working capital adjustments. After-tax profit was unfavorably impacted by $8 million in the second quarter of 2012 as a result of the Bucyrus distribution business divestiture activities. This is comprised of $160 million of income (included in Other operating (income) expenses) related to the sales transactions, offset by costs incurred related to the Bucyrus distribution divestiture activities of $57 million (included in Selling, general and administrative expenses) and income tax of $111 million.

Assets sold included customer relationship intangibles of $146 million, other assets of $117 million, which consisted primarily of inventory and fixed assets, and allocated goodwill of $230 million related to the Bucyrus distribution divestiture activities.

As part of these divestitures, Cat Financial provided $400 million of financing to WesTrac Pty Limited and $75 million to Ferreyros S.A.A. These loans are included in Receivables – finance and Long-term receivables – finance in the Consolidated Statement of Financial Position.
For the first half of 2012, after-tax profit was unfavorably impacted by $28 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $155 million of income (included in Other operating (income) expenses) related to the sales transactions, offset by costs incurred related to the Bucyrus distribution divestiture activities of $83 million (included in Selling, general and administrative expenses) and income tax of $100 million.

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

9.
Financial Products Segment - Provides financing to customers and dealers for the purchase and lease of Caterpillar and other equipment, as well as some financing for Caterpillar sales to dealers. Financing plans include operating and finance leases, installment sale contracts, working capital loans and wholesale financing plans. The segment also provides various forms of insurance to customers and dealers to help support the purchase and lease of our equipment.

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

14.
Power Systems - A segment responsible for the product management, development, manufacturing, marketing, sales and product support of reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and petroleum industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services; the development, manufacturing, remanufacturing, maintenance, leasing and service of diesel-electric locomotives and components and other rail-related products and services.

15.
Price Realization - The impact of net price changes excluding currency and new product introductions. Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

16.
Resource Industries - A segment responsible for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components and electronics and control systems. In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System. On July 8, 2011, the acquisition of Bucyrus International Inc. was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for electric rope shovels, draglines, hydraulic shovels, drills, highwall miners and electric drive off-highway trucks to Resource Industries. In addition, Resource Industries segment profit includes Bucyrus acquisition-related costs and the impact from divestiture of the former Bucyrus distribution businesses. On June 6, 2012, the acquisition of ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical & Electrical Manufacturing Co., Ltd., commonly known as Siwei, was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for underground coal mining equipment to Resource Industries.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Power Systems operations. Funding for these businesses is also provided by commercial paper and long-term debt issuances. Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the second quarter of 2012, we experienced favorable liquidity conditions globally in both our Machinery and Power Systems and Financial Products operations. On a consolidated basis, we ended second quarter of 2012 with $5.10 billion of cash, an increase of $2.05 billion from year-end 2011. Our cash balances are held in numerous locations throughout the world. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

Consolidated operating cash flow for the first half of 2012 was $2.01 billion, down from $3.29 billion for the same period a year ago. The decrease was primarily due to changes in inventory, accounts payable and short-term incentive compensation. Inventory increased more in the first half of 2012 than in the first half of 2011. Also contributing to the decline in operating cash flow were less significant increases in accounts payable during the first half of 2012 compared to the first half of 2011 and the payment of additional short-term incentive compensation during the first half of 2012 compared with the first half of 2011. Partially offsetting these items was higher profit. See further discussion of operating cash flow under Machinery and Power Systems and Financial Products.

Total debt as of June 30, 2012 was $39.32 billion, an increase of $4.72 billion from year-end 2011. Debt related to Machinery and Power Systems increased $1.96 billion in the first half of 2012, primarily due to the issuance of $1.50 billion of long-term debt. On June 21, 2012, we issued $500 million of 0.950% Senior Notes due in 2015, $500 million of 1.500% Senior notes due in 2017, and $500 million of 2.600% of Senior Notes due in 2022. The Notes are unsecured obligations of Caterpillar and rank equally with all other unsecured indebtedness. This debt was issued for general corporate purposes. Debt related to Financial Products increased $2.76 billion primarily at Cat Financial, reflecting increasing portfolio balances and an increasing cash position.

We have three global credit facilities with a syndicate of banks totaling $8.5 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial to support the commercial paper programs in the event those programs become unavailable and for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Cat Financial as of June 30, 2012 was $6.5 billion.

·	The 364-day facility of $2.55 billion expires in September 2012.

·	The four-year facility of $2.09 billion expires in September 2014.

·	The five-year facility of $3.86 billion expires in September 2016.

At June 30, 2012, Caterpillar's consolidated net worth was $22.39 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder's equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2012, Cat Financial's covenant interest coverage ratio was 1.66 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2012, Cat Financial's covenant leverage ratio was 8.30 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2012, there were no borrowings under the Credit Facility.

Our total credit commitments as of June 30, 2012 were:

	June 30, 2012
(Millions of dollars)	Consolidated	Machinery and Power Systems	Financial Products
Credit lines available:
Global credit facilities	$8,500	$2,000	$6,500
Other external	4,843	742	4,101
Total credit lines available	13,343	2,742	10,601
Less: Global credit facilities supporting commercial paper	(3,266)	—	(3,266)
Less: Utilized credit	(2,603)	(394)	(2,209)
Available credit	$7,474	$2,348	$5,126

Other consolidated credit lines with banks as of June 30, 2012 totaled $4.84 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery and Power Systems
Net cash provided by operating activities was $1.52 billion in the first half of 2012, compared with $4.11 billion for the same period in 2011. The decline was a result of unfavorable changes primarily related to inventory, receivables, accounts payable and short-term incentive compensation. Partially offsetting these items were higher profit and an increase in customer advances.
Excluding the acquisition of Siwei, inventory increased approximately $2.7 billion during the first half of 2012 and there were several reasons for the increase:

•
About half of the increase was finished inventory, with more than half of that at our Excavator Division. Most of the increase in excavators was in China. As we began 2012, our expectations for sales in China were higher, and we built substantial new machine inventory. However, sales did not improve as much as expected, resulting in increased inventory. We are working to lower finished inventory and are lowering production levels in China and have started to export machines to other regions of the world. Given the weak construction equipment industry in China, we expect a gradual reduction through the remainder of 2012.

•	About 30 percent of the increase was for components, work-in-process and aftermarket parts inventory and was related to increasing sales.

•
About 10 percent of the inventory increase was related to the former Bucyrus (net of the impact of divestitures of distribution businesses to Cat dealers). Bucyrus sales are generally seasonally stronger during the second half of the year and with relatively long production lead times, it is common for Bucyrus to add inventory during the first half of the year to support higher sales during the second half.

•	In-transit inventory accounted for about 10 percent of the increase and was related to higher sales.
During the first half of 2011, we experienced decreases in receivables, resulting from increased sales of receivables to Cat Financial to support expected acquisitions. We continued to benefit from the sale of receivables in the first half of 2012, but the change in receivables was not significant. Also contributing to the decline in operating cash flow were less significant increases in accounts payable during the first half of 2012 compared to the first half of 2011 and the payment of additional short-term incentive compensation during the first half of 2012 compared with the first half of 2011.

Net cash used for investing activities in the first half of 2012 was $1.14 billion compared with net cash used for investing activities of $94 million in the first half of 2011. The change was primarily due to the absence of the 2011 loan repayments from Cat Financial and the use of cash for higher capital expenditures and the acquisition of Siwei in 2012, partially offset by higher proceeds from divestitures. Net cash provided by financing activities in the first half of 2012 was $630 million compared with net cash provided by financing activities of $3.60 billion in the first half of 2011. The change was primarily due to the issuance of long-term debt for the acquisition of Bucyrus in 2011.

Our priorities for the use of cash are maintaining a strong financial position that helps maintain our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position - A key measure of Machinery and Power Systems' financial strength used by both management and our credit rating agencies is Machinery and Power Systems' debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders' equity. Debt also includes borrowings from Financial Products. The debt-to-capital ratio for Machinery and Power Systems was 40.9 percent at June 30, 2012, within our target range of 30 to 45 percent, compared with 42.7 percent at December 31, 2011. Profit during the first half of 2012 was the primary contributor to the reduction in the debt-to-capital ratio, partially offset by the $1.5 billion debt issuance in June 2012.

Capital to support growth - Capital expenditures during first half of 2012 were $1.55 billion, an increase of $570 million compared with the first half of 2011. We expect capital expenditures for 2012 to be about $4 billion, up from $2.65 billion in 2011. During the second quarter of 2012, we completed the acquisition of Siwei. The preliminary purchase price of approximately $690 million is comprised of net cash paid of approximately $453 million ($475 million in cash paid for shares and to cancel share options less cash acquired of $22 million), the fair value of the loan notes of $169 million which includes a debt component and a contingent consideration portion, approximately $155 million of assumed third-party short term borrowings, a loan and interest payable to Caterpillar from Siwei of $51 million, less restricted cash acquired of approximately $138 million. The acquisition of Siwei was funded with available cash and included the issuance of loan notes to the former shareholders of Siwei, which have a debt component and a portion that is contingent consideration.

Appropriately funded employee benefit plans - We made $119 million and $293 million of contributions to our pension plans during the three and six months ended June 30, 2012, respectively. We currently anticipate full-year 2012 contributions of approximately $1 billion, of which $570 million are required contributions. We made $104 million and $235 million of contributions to our pension plans during the three and six months ended June 30, 2011, respectively.

Paying dividends - Dividends paid totaled $598 million in the first half of 2012, representing 46 cents per share paid in both the first and second quarter. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. On June 13, 2012, we increased the quarterly dividend 13 percent to 52 cents per share payable on August 20, 2012, to stockholders of record at the close of business on July 20, 2012.

Common stock repurchases - Pursuant to the February 2007 Board-authorized stock repurchase program, $3.8 billion of the $7.5 billion authorized was spent through 2008.  In December 2011, the Board of Directors extended the authorization for the $7.5 billion stock repurchase program through December 31, 2015. We have not repurchased stock under the program since 2008.  Basic shares outstanding as of June 30, 2012 were 653 million.

Financial Products
Financial Products operating cash flow was $559 million through the first half of 2012, compared with $563 million for the same period a year ago.  Net cash used for investing activities through the first half of 2012 was $2.12 billion, compared to $1.51 billion for the same period in 2011. The change was primarily due to more net cash used for finance receivables and expenditures for equipment leased to others due to increased growth in Cat Financial's portfolio. Net cash provided by financing activities was $2.73 billion through the first half of 2012, compared with $366 million for the same period in 2011. The change was primarily to provide for an increase in Cat Financial's cash position and the impact of net intercompany borrowings.

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

Post-sale discount reserve — We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $1,111 million and $937 million as of June 30, 2012 and December 31, 2011 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 132,825 at the end of second quarter 2012 compared with 108,175 at the end of second quarter 2011, an increase of 24,650 full-time employees. In addition, the flexible workforce increased by 4,039 for a total increase in the global workforce of 28,689.

The increase was primarily a result of acquisitions and higher sales volume. Acquisitions, primarily Bucyrus, MWM and ERA Mining Machinery Limited, added 16,322 people to the global workforce.

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

On May 14, 2007, the U.S. Environmental Protection Agency (EPA) issued a Notice of Violation to Caterpillar Inc., alleging various violations of Clean Air Act Sections 203, 206 and 207. EPA claims that Caterpillar violated such sections by shipping engines and catalytic converter after-treatment devices separately, introducing into commerce a number of uncertified and/or misbuilt engines, and failing to timely report emissions-related defects. On July 9, 2010, the Department of Justice issued a penalty demand to Caterpillar seeking a civil penalty of $3.2 million and implementation of injunctive relief involving expanded use of certain technologies. On July 28, 2011, EPA and the U.S. Department of Justice filed and lodged a civil complaint and consent decree with the U.S. District Court for the District of Columbia (Court) regarding the matter. Caterpillar agreed to the terms of the consent decree, which required payment of a civil penalty of $2.55 million, retirement of a small number of emissions credits and expanded defect-related reporting. On September 7, 2011, the Court entered the consent decree, making it effective on that date, and Caterpillar paid $2.04 million of the $2.55 million penalty due to the United States in accordance with the decree terms. On July 9, 2012, under the terms of the consent decree, and subject to a settlement agreement executed on June 21, 2012 with the California Air Resources Board, Caterpillar paid the remaining $0.51 million of the stipulated $2.55 million penalty to the California Air Resources Board.

Retirement Benefits

We recognized pension expense of $183 million and $362 million for the three and six months ended June 30, 2012, as compared to $168 million and $327 million for the three and six months ended June 30, 2011. The increase in expense is due to higher amortization of net actuarial losses due to lower discount rates at the end of 2011 and asset losses in 2011. In addition, 2012 expense included $10 million of special termination benefits related to the closure of the Electro-Motive Diesel facility discussed below. This was partially offset by higher amortization of asset gains from 2009 and 2010. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of June 30, 2012, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $8.51 billion.  The majority of the actuarial losses are due to lower discount rates, plan asset losses and losses from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $71 million and $103 million for the three and six months ended June 30, 2012, as compared to $80 million and $160 million for the three and six months ended June 30, 2011.  The decrease in expense was primarily the result of curtailment gains of $40 million of which $37 million is related to the closure of the Electro-Motive Diesel facility discussed below.  Actuarial losses, recognized in Accumulated other comprehensive income (loss), for other postretirement benefit plans were $1.44 billion at June 30, 2012. These losses mainly reflect several years of declining discount rates, changes in our health care trend assumption and plan asset losses, partially offset by gains from lower than expected health care costs.

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

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain in the first quarter. This excludes a $21 million loss of a third party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees.

We expect our total defined benefit expense to decrease approximately $40 million in 2012 as compared to 2011.  This decrease in expense is primarily due to the other postretirement benefits curtailment gain related to the closure of the Electro-Motive Diesel facility.

We made $119 million and $293 million of contributions to our pension plans during the three and six months ended June 30, 2012, respectively. We currently anticipate full-year 2012 contributions of approximately $1 billion, of which $570 million are required contributions. We made $104 million and $235 million of contributions to our pension plans during the three months and six months ended June 30, 2011, respectively.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $28.2 billion at June 30, 2012 and $29.8 billion at December 31, 2011.  This reflects an 11 percent increase in backlog from the same period a year ago (including the Bucyrus backlog as of the acquisition on July 8, 2011) and an 8 percent decline from the end of the first quarter of 2012. The decline occurred in Construction Industries, Resource Industries and Power Systems, and was primarily a result of improvements in delivery performance with a number of machines coming off managed distribution. Dealers and customers are also exercising caution, particularly for long lead-time products, given the economic uncertainty in the world today. Of the total backlog, approximately $5.8 billion at June 30, 2012 and $4.0 billion at December 31, 2011 was not expected to be filled in the following twelve months.

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

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Power Systems – The Machinery and Power Systems data contained in the schedules on pages 81 to 88 are “non-GAAP financial measures” as defined by the Securities and Exchange Commission in Item 10(e) of Regulation S-K.  This non-GAAP financial measure has no standardized meaning prescribed by U.S. GAAP, and therefore, is unlikely to be comparable with the calculation of similar measures for other companies.  Management does not intend this item to be considered in isolation or as a substitute for the related GAAP measure.  Caterpillar defines Machinery and Power Systems as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Power Systems information relates to the design, manufacture and marketing of our products.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

Pages 81 to 88 reconcile Machinery and Power Systems with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended June 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$16,684	$16,684	$—	$—
Revenues of Financial Products	690	—	780	(90)	[2]
Total sales and revenues	17,374	16,684	780	(90)

Operating costs:
Cost of goods sold	12,280	12,280	—	—
Selling, general and administrative expenses	1,517	1,373	150	(6)	[3]
Research and development expenses	632	632	—	—
Interest expense of Financial Products	198	—	198	—	[4]
Other operating (income) expenses	131	(107)	248	(10)	[3]
Total operating costs	14,758	14,178	596	(16)

Operating profit	2,616	2,506	184	(74)

Interest expense excluding Financial Products	110	121	—	(11)	[4]
Other income (expense)	70	7	—	63	[5]

Consolidated profit before taxes	2,576	2,392	184	—

Provision for income taxes	872	819	53	—
Profit of consolidated companies	1,704	1,573	131	—

Equity in profit (loss) of unconsolidated affiliated companies	5	5	—	—
Equity in profit of Financial Products’ subsidiaries	—	130	—	(130)	[6]

Profit of consolidated and affiliated companies	1,709	1,708	131	(130)

Less: Profit attributable to noncontrolling interests	10	9	1	—

Profit [7]	$1,699	$1,699	$130	$(130)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Six Months Ended June 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$31,972	$31,972	$—	$—
Revenues of Financial Products	1,383	—	1,557	(174)	[2]
Total sales and revenues	33,355	31,972	1,557	(174)

Operating costs:
Cost of goods sold	23,517	23,517	—	—
Selling, general and administrative expenses	2,857	2,597	277	(17)	[3]
Research and development expenses	1,219	1,219	—	—
Interest expense of Financial Products	402	—	402	—	[4]
Other operating (income) expenses	421	(64)	500	(15)	[3]
Total operating costs	28,416	27,269	1,179	(32)

Operating profit	4,939	4,703	378	(142)

Interest expense excluding Financial Products	223	246	—	(23)	[4]
Other income (expense)	158	27	12	119	[5]

Consolidated profit before taxes	4,874	4,484	390	—

Provision for income taxes	1,561	1,449	112	—
Profit of consolidated companies	3,313	3,035	278	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—
Equity in profit of Financial Products’ subsidiaries	—	273	—	(273)	[6]

Profit of consolidated and affiliated companies	3,320	3,315	278	(273)

Less: Profit attributable to noncontrolling interests	35	30	5	—

Profit [7]	$3,285	$3,285	$273	$(273)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended June 30, 2011
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$13,535	$13,535	$—	$—
Revenues of Financial Products	695	—	777	(82)	[2]
Total sales and revenues	14,230	13,535	777	(82)

Operating costs:
Cost of goods sold	10,303	10,303	—	—
Selling, general and administrative expenses	1,257	1,121	141	(5)	[3]
Research and development expenses	584	584	—	—
Interest expense of Financial Products	209	—	209	—	[4]
Other operating (income) expenses	276	14	271	(9)	[3]
Total operating costs	12,629	12,022	621	(14)

Operating profit	1,601	1,513	156	(68)

Interest expense excluding Financial Products	90	101	—	(11)	[4]
Other income (expense)	(161)	(235)	17	57	[5]

Consolidated profit before taxes	1,350	1,177	173	—

Provision for income taxes	318	273	45	—
Profit of consolidated companies	1,032	904	128	—

Equity in profit (loss) of unconsolidated affiliated companies	(10)	(10)	—	—
Equity in profit of Financial Products’ subsidiaries	—	123	—	(123)	[6]

Profit of consolidated and affiliated companies	1,022	1,017	128	(123)

Less: Profit attributable to noncontrolling interests	7	2	5	—

Profit [7]	$1,015	$1,015	$123	$(123)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Six Months Ended June 30, 2011
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$25,812	$25,812	$—	$—
Revenues of Financial Products	1,367	—	1,517	(150)	[2]
Total sales and revenues	27,179	25,812	1,517	(150)

Operating costs:
Cost of goods sold	19,360	19,360	—	—
Selling, general and administrative expenses	2,356	2,070	293	(7)	[3]
Research and development expenses	1,109	1,109	—	—
Interest expense of Financial Products	412	—	413	(1)	[4]
Other operating (income) expenses	508	(1)	529	(20)	[3]
Total operating costs	23,745	22,538	1,235	(28)

Operating profit	3,434	3,274	282	(122)

Interest expense excluding Financial Products	177	198	—	(21)	[4]
Other income (expense)	(144)	(274)	29	101	[5]

Consolidated profit before taxes	3,113	2,802	311	—

Provision for income taxes	830	747	83	—
Profit of consolidated companies	2,283	2,055	228	—

Equity in profit (loss) of unconsolidated affiliated companies	(18)	(18)	—	—
Equity in profit of Financial Products’ subsidiaries	—	220	—	(220)	[6]

Profit of consolidated and affiliated companies	2,265	2,257	228	(220)

Less: Profit attributable to noncontrolling interests	25	17	8	—

Profit [7]	$2,240	$2,240	$220	$(220)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$5,103	$2,810	$2,293	$—
Receivables – trade and other	10,443	5,510	394	4,539	[2,3]
Receivables – finance	8,383	—	13,003	(4,620)	[3]
Deferred and refundable income taxes	1,685	1,621	64	—
Prepaid expenses and other current assets	1,336	885	464	(13)	[4]
Inventories	17,344	17,344	—	—
Total current assets	44,294	28,170	16,218	(94)

Property, plant and equipment – net	14,928	11,832	3,096	—
Long-term receivables – trade and other	803	202	272	329	[2,3]
Long-term receivables – finance	12,955	—	13,322	(367)	[3]
Investments in unconsolidated affiliated companies	124	124	—	—
Investments in Financial Products subsidiaries	—	4,011	—	(4,011)	[5]
Noncurrent deferred and refundable income taxes	2,032	2,483	91	(542)	[6]
Intangible assets	4,236	4,227	9	—
Goodwill	7,320	7,303	17	—
Other assets	2,146	857	1,289	—
Total assets	$88,838	$59,209	$34,314	$(4,685)

Liabilities
Current liabilities:
Short-term borrowings	$5,047	$592	$4,455	$—	[7]
Accounts payable	8,470	8,396	151	(77)	[8]
Accrued expenses	3,532	3,143	402	(13)	[9]
Accrued wages, salaries and employee benefits	1,628	1,605	23	—
Customer advances	3,132	3,132	—	—
Dividends payable	339	339	—	—
Other current liabilities	2,117	1,650	476	(9)	[6]
Long-term debt due within one year	7,008	1,269	5,739	—
Total current liabilities	31,273	20,126	11,246	(99)
Long-term debt due after one year	27,261	9,211	18,092	(42)	[7]
Liability for postemployment benefits	10,626	10,626	—	—
Other liabilities	3,697	3,265	965	(533)	[6]
Total liabilities	72,857	43,228	30,303	(674)
Commitments and contingencies
Redeemable noncontrolling interest	—	—	—	—
Stockholders’ equity
Common stock	4,373	4,373	906	(906)	[5]
Treasury stock	(10,139)	(10,139)	—	—
Profit employed in the business	27,842	27,842	2,903	(2,903)	[5]
Accumulated other comprehensive income (loss)	(6,150)	(6,150)	102	(102)	[5]
Noncontrolling interests	55	55	100	(100)	[5]
Total stockholders’ equity	15,981	15,981	4,011	(4,011)
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$88,838	$59,209	$34,314	$(4,685)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Six Months Ended June 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,320	$3,315	$278	$(273)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,350	988	362	—
Undistributed profit of Financial Products	—	(23)	—	23	[3]
Other	(59)	(66)	(94)	101	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:	—
Receivables - trade and other	37	(36)	(21)	94	[4,5]
Inventories	(2,939)	(2,893)	—	(46)	[4]
Accounts payable	299	290	(24)	33	[4]
Accrued expenses	115	119	(5)	1	[4]
Accrued wages, salaries and employee benefits	(753)	(739)	(14)	—
Customer advances	434	434	—	—
Other assets – net	63	52	1	10	[4]
Other liabilities – net	140	74	76	(10)	[4]
Net cash provided by (used for) operating activities	2,007	1,515	559	(67)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,508)	(1,500)	(8)	—
Expenditures for equipment leased to others	(787)	(45)	(866)	124	[4,9]
Proceeds from disposals of leased assets and property, plant and equipment	543	63	491	(11)	[4]
Additions to finance receivables	(5,942)	—	(10,012)	4,070	[5,8,9]
Collections of finance receivables	4,298	—	8,016	(3,718)	[5,9]
Net intercompany purchased receivables	—	—	117	(117)	[5]
Proceeds from sale of finance receivables	85	—	85	—
Net intercompany borrowings	—	—	63	(63)	[6]
Investments and acquisitions (net of cash acquired)	(517)	(461)	—	(56)	[9]
Proceeds from sale of businesses and investments (net of cash sold)	308	783	—	(475)	[8]
Proceeds from sale of available-for-sale securities	177	19	158	—
Investments in available-for-sale securities	(199)	(4)	(195)	—
Other – net	38	8	30	—
Net cash provided by (used for) investing activities	(3,504)	(1,137)	(2,121)	(246)

Cash flow from financing activities:
Dividends paid	(598)	(598)	(250)	250	[7]
Distribution to noncontrolling interests	(5)	(5)	—	—
Common stock issued, including treasury shares reissued	25	25	—	—
Excess tax benefit from stock-based compensation	156	156	—	—
Acquisitions of redeemable noncontrolling interests	(444)	(444)	—	—
Net intercompany borrowings	—	(63)	—	63	[6]
Proceeds from debt issued (original maturities greater than three months)	9,019	1,662	7,357	—
Payments on debt (original maturities greater than three months)	(5,033)	(211)	(4,822)	—
Short-term borrowings – net (original maturities three months or less)	552	108	444	—
Net cash provided by (used for) financing activities	3,672	630	2,729	313
Effect of exchange rate changes on cash	(129)	(27)	(102)	—
Increase (decrease) in cash and short-term investments	2,046	981	1,065	—
Cash and short-term investments at beginning of period	3,057	1,829	1,228	—
Cash and short-term investments at end of period	$5,103	$2,810	$2,293	$—

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
7 Elimination of dividend from Financial Products to Machinery and Power Systems.
8 Elimination of proceeds received from Financial Products related to Machinery and Power Systems' sale of Bucyrus distribution businesses to Cat dealers.
9 Reclassification of Financial Products' payments related to Machinery and Power Systems' acquisition of Caterpillar Tohoku Limited.

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Six Months Ended June 30, 2011
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$2,265	$2,257	$228	$(220)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,174	810	364	—
Other	337	308	(63)	92	[4]
Financial Products’ dividend in excess of profit	—	80	—	(80)	[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	45	1,159	17	(1,131)	[4,5]
Inventories	(1,850)	(1,850)	—	—
Accounts payable	1,056	1,083	12	(39)	[4]
Accrued expenses	(41)	(12)	(28)	(1)	[4]
Accrued wages, salaries and employee benefits	(91)	(88)	(3)	—
Customer advances	14	14	—	—
Other assets – net	28	89	61	(122)	[4]
Other liabilities – net	357	261	(25)	121	[4]
Net cash provided by (used for) operating activities	3,294	4,111	563	(1,380)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(924)	(921)	(3)	—
Expenditures for equipment leased to others	(580)	(54)	(571)	45	[4]
Proceeds from disposals of leased assets and property, plant and equipment	621	72	601	(52)	[4]
Additions to finance receivables	(4,294)	—	(7,734)	3,440	[5,8]
Collections of finance receivables	3,981	—	7,008	(3,027)	[5]
Net intercompany purchased receivables	—	—	(1,056)	1,056
Proceeds from sale of finance receivables	104	—	104	—
Net intercompany borrowings	—	600	62	(662)	[6]
Investments and acquisitions (net of cash acquired)	(68)	(68)	—	—
Proceeds from sale of business and investments (net of cash sold)	21	392	11	(382)	[8]
Proceeds from sale of available-for-sale securities	122	6	116	—
Investments in available-for-sale securities	(131)	(7)	(124)	—
Other – net	(38)	(114)	76	—
Net cash provided by (used for) investing activities	(1,186)	(94)	(1,510)	418

Cash flow from financing activities:
Dividends paid	(565)	(565)	(300)	300	[7]
Distribution to noncontrolling interests	(2)	(2)	—	—
Common stock issued, including treasury shares reissued	96	96	—	—
Excess tax benefit from stock-based compensation	159	159	—	—
Net intercompany borrowings	—	(62)	(600)	662	[6]
Proceeds from debt issued (original maturities greater than three months)	10,329	4,530	5,799	—
Payments on debt (original maturities greater than three months)	(5,125)	(487)	(4,638)	—
Short-term borrowings – net (original maturities three months or less)	36	(69)	105	—
Net cash provided by (used for) financing activities	4,928	3,600	366	962
Effect of exchange rate changes on cash	87	14	73	—
Increase (decrease) in cash and short-term investments	7,123	7,631	(508)	—
Cash and short-term investments at beginning of period	3,592	1,825	1,767	—
Cash and short-term investments at end of period	$10,715	$9,456	$1,259	$—

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of the company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report.  Based on that evaluation, the company’s management, including the CEO and CFO, concluded that the company’s disclosure controls and procedures are effective as of the end of the period covered by this quarterly report.

Changes in internal control over financial reporting

Except for the change noted below, there has been no change in the company's internal control over financial reporting during the second quarter of 2012, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

During the second quarter of 2012, we acquired substantially all of the of the equity in ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical Manufacturing Co., Ltd., commonly known as Siwei. As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company. Management intends to exclude the internal controls of Siwei from its annual assessment of the effectiveness of the company's internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for 2012. This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the year of consolidation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the second quarter 2012.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2012	1,160	$106.49	NA	NA
May 1-31, 2012	4,815	$105.04	NA	NA
June 1-30, 2012	822	$90.29	NA	NA
Total	6,797	$103.50

1         Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 29 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of June 30, 2012, those plans had approximately 13,927 active participants in the aggregate.  During the second quarter of 2012, approximately 100,095 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Caterpillar Inc., effective June 13, 2012.

3.2	Bylaws of Caterpillar Inc., as amended and restated as of June 13, 2012

4.1	Form of 0.950% Senior Note due 2015 (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 21, 2012).

4.2	Form of 1.500% Senior Note due 2017 (incorporated by reference from Exhibit 4.2 to Form 8-K filed June 21, 2012).

4.3	Form of 2.600% Senior Note due 2022 (incorporated by reference from Exhibit 4.3 to Form 8-K filed June 21, 2012).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2012).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

August 6, 2012	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

August 6, 2012	/s/Edward J. Rapp	Group President and Chief Financial Officer
(Edward J. Rapp)

August 6, 2012	/s/James B. Buda	Senior Vice President and Chief Legal Officer
(James B. Buda)

August 6, 2012	/s/Jananne A. Copeland	Corporate Controller and Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Caterpillar Inc., effective June 13, 2012.

3.2	Bylaws of Caterpillar Inc., as amended and restated as of June 13, 2012.

4.1	Form of 0.950% Senior Note due 2015 (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 21, 2012).

4.2	Form of 1.500% Senior Note due 2017 (incorporated by reference from Exhibit 4.2 to Form 8-K filed June 21, 2012).

4.3	Form of 2.600% Senior Note due 2022 (incorporated by reference from Exhibit 4.3 to Form 8-K filed June 21, 2012).

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2012).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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