Form 10-Q
period 2012-09-30
CATERPILLAR INC
filed 2012-11-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At September 30, 2012, 653,933,672 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended September 30,
	2012	2011
Sales and revenues:
Sales of Machinery and Power Systems	$15,739	$15,023
Revenues of Financial Products	706	693
Total sales and revenues	16,445	15,716

Operating costs:
Cost of goods sold	11,639	11,455
Selling, general and administrative expenses	1,471	1,360
Research and development expenses	634	584
Interest expense of Financial Products	197	211
Other operating (income) expenses	(92)	347
Total operating costs	13,849	13,957

Operating profit	2,596	1,759

Interest expense excluding Financial Products	129	112
Other income (expense)	(17)	(13)

Consolidated profit before taxes	2,450	1,634

Provision for income taxes	753	474
Profit of consolidated companies	1,697	1,160

Equity in profit (loss) of unconsolidated affiliated companies	5	(6)

Profit of consolidated and affiliated companies	1,702	1,154

Less: Profit attributable to noncontrolling interests	3	13

Profit [1]	$1,699	$1,141

Profit per common share	$2.60	$1.76

Profit per common share — diluted [2]	$2.54	$1.71

Weighted-average common shares outstanding (millions)
– Basic	653.6	646.6
– Diluted [2]	668.7	666.0

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended September 30,
	2012	2011

Profit of consolidated and affiliated companies	$1,702	$1,154
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2012 - $11; 2011 - ($69)	193	(534)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (expense)/benefit of: 2012 - $91; 2011 - $0	(155)	—
Amortization of actuarial (gain) loss, net of tax (expense)/benefit of: 2012 - ($61); 2011 - ($46)	114	92
Current year prior service credit (cost), net of tax (expense)/benefit of: 2012 - ($3); 2011 - $0	4	—
Amortization of prior service (credit) cost, net of tax (expense)/benefit of: 2012 - $4; 2011 - $3	(8)	(5)
Amortization of transition (asset) obligation, net of tax (expense)/benefit of: 2012 - $0; 2011 - ($1)	1	—

Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - $5; 2011 - ($21)	(7)	37
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2012 - ($5); 2011 - $14	9	(25)

Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - ($8); 2011 - $13	12	(20)
(Gains) losses reclassifed to earnings, net of tax (expense)/benefit of: 2012 - $0; 2011 - $0	(1)	(1)

Total other comprehensive income (loss), net of tax	162	(456)
Comprehensive income	1,864	698
Less: comprehensive income attributable to the noncontrolling interests	(3)	(32)
Comprehensive income attributable to the company	$1,861	$666

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Nine Months Ended September 30,
	2012	2011
Sales and revenues:
Sales of Machinery and Power Systems	$47,711	$40,835
Revenues of Financial Products	2,089	2,060
Total sales and revenues	49,800	42,895

Operating costs:
Cost of goods sold	35,156	30,815
Selling, general and administrative expenses	4,328	3,716
Research and development expenses	1,853	1,693
Interest expense of Financial Products	599	623
Other operating (income) expenses	329	855
Total operating costs	42,265	37,702

Operating profit	7,535	5,193

Interest expense excluding Financial Products	352	289
Other income (expense)	141	(157)

Consolidated profit before taxes	7,324	4,747

Provision for income taxes	2,314	1,304
Profit of consolidated companies	5,010	3,443

Equity in profit (loss) of unconsolidated affiliated companies	12	(24)

Profit of consolidated and affiliated companies	5,022	3,419

Less: Profit attributable to noncontrolling interests	38	38

Profit [1]	$4,984	$3,381

Profit per common share	$7.64	$5.25

Profit per common share — diluted [2]	$7.44	$5.08

Weighted-average common shares outstanding (millions)
– Basic	652.0	644.3
– Diluted [2]	669.7	666.1

Cash dividends declared per common share	$0.98	$0.90

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2012	2011

Profit of consolidated and affiliated companies	$5,022	$3,419
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (expense)/benefit of: 2012 - ($5); 2011 - $15	35	(212)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (expense)/benefit of: 2012 - $83; 2011 - $0	(140)	—
Amortization of actuarial (gain) loss, net of tax (expense)/benefit of: 2012 - ($181); 2011 - ($158)	340	299
Current year prior service credit (cost), net of tax (expense)/benefit of: 2012 - ($1); 2011 - $0	1	—
Amortization of prior service (credit) cost, net of tax (expense)/benefit of: 2012 - $12; 2011 - $9	(23)	(15)
Amortization of transition (asset) obligation, net of tax (expense)/benefit of: 2012 - $0; 2011 - ($1)	2	1

Derivative financial instruments:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - $21; 2011 - ($15)	(35)	24
(Gains) losses reclassified to earnings, net of tax (expense)/benefit of: 2012 - ($6); 2011 - $14	10	(21)

Available-for-sale securities:
Gains (losses) deferred, net of tax (expense)/benefit of: 2012 - ($13); 2011 - $8	28	(11)
(Gains) losses reclassifed to earnings, net of tax (expense)/benefit of: 2012 - $0; 2011 - $0	(3)	(2)

Total other comprehensive income (loss), net of tax	215	63
Comprehensive income	5,237	3,482
Less: comprehensive income attributable to the noncontrolling interests	(20)	(69)
Comprehensive income attributable to the company	$5,217	$3,413

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and short-term investments	$5,689	$3,057
Receivables – trade and other	9,814	10,285
Receivables – finance	8,865	7,668
Deferred and refundable income taxes	1,633	1,580
Prepaid expenses and other current assets	1,088	994
Inventories	17,550	14,544
Total current assets	44,639	38,128
Property, plant and equipment – net	15,509	14,395
Long-term receivables – trade and other	1,422	1,130
Long-term receivables – finance	13,156	11,948
Investments in unconsolidated affiliated companies	199	133
Noncurrent deferred and refundable income taxes	1,873	2,157
Intangible assets	4,166	4,368
Goodwill	7,372	7,080
Other assets	2,205	2,107
Total assets	$90,541	$81,446

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Power Systems	$607	$93
Financial Products	4,460	3,895
Accounts payable	7,978	8,161
Accrued expenses	3,568	3,386
Accrued wages, salaries and employee benefits	1,764	2,410
Customer advances	3,035	2,691
Dividends payable	—	298
Other current liabilities	2,075	1,967
Long-term debt due within one year:
Machinery and Power Systems	1,266	558
Financial Products	6,993	5,102
Total current liabilities	31,746	28,561
Long-term debt due after one year:
Machinery and Power Systems	9,010	8,415
Financial Products	17,516	16,529
Liability for postemployment benefits	10,708	10,956
Other liabilities	3,625	3,583
Total liabilities	72,605	68,044
Commitments and contingencies (Notes 10 and 12)
Redeemable noncontrolling interest	—	473
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (9/30/12 and 12/31/11 – 814,894,624) at paid-in amount	4,449	4,273
Treasury stock (9/30/12 – 160,960,952 shares; 12/31/11 – 167,361,280 shares) at cost	(10,118)	(10,281)
Profit employed in the business	29,541	25,219
Accumulated other comprehensive income (loss)	(5,988)	(6,328)
Noncontrolling interests	52	46
Total stockholders’ equity	17,936	12,929
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$90,541	$81,446

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Nine Months Ended September 30, 2011
Balance at December 31, 2010	$3,888	$(10,397)	$21,384	$(4,051)	$40	$10,864
Profit of consolidated and affiliated companies	—	—	3,381	—	38	3,419
Foreign currency translation, net of tax	—	—	—	(244)	32	(212)
Pension and other postretirement benefits, net of tax	—	—	—	286	(1)	285
Derivative financial instruments, net of tax	—	—	—	3	—	3
Available-for-sale securities, net of tax	—	—	—	(13)	—	(13)
Change in ownership from noncontrolling interests	—	—	—	—	4	4
Dividends declared	—	—	(581)	—	—	(581)
Distribution to noncontrolling interests	—	—	—	—	(3)	(3)
Common shares issued from treasury stock for stock-based compensation: 7,797,655	12	98	—	—	—	110
Stock-based compensation expense	163	—	—	—	—	163
Net excess tax benefits from stock-based compensation	166	—	—	—	—	166
Cat Japan share redemption[1]	—	—	67	—	(59)	8
Balance at September 30, 2011	$4,229	$(10,299)	$24,251	$(4,019)	$51	$14,213

Nine Months Ended September 30, 2012
Balance at December 31, 2011	$4,273	$(10,281)	$25,219	$(6,328)	$46	$12,929
Profit of consolidated and affiliated companies	—	—	4,984	—	38	5,022
Foreign currency translation, net of tax	—	—	—	59	(24)	35
Pension and other postretirement benefits, net of tax	—	—	—	175	5	180
Derivative financial instruments, net of tax	—	—	—	(25)	—	(25)
Available-for-sale securities, net of tax	—	—	—	24	1	25
Change in ownership from noncontrolling interests	—	—	—	—	1	1
Dividends declared	—	—	(639)	—	—	(639)
Distribution to noncontrolling interests	—	—	—	—	(5)	(5)
Common shares issued from treasury stock for stock-based compensation: 6,400,328	(122)	163	—	—	—	41
Stock-based compensation expense	208	—	—	—	—	208
Net excess tax benefits from stock-based compensation	164	—	—	—	—	164
Cat Japan share redemption[1]	(74)	—	(23)	107	(10)	—
Balance at September 30, 2012	$4,449	$(10,118)	$29,541	$(5,988)	$52	$17,936

1 See Notes 1 and 16 regarding the Cat Japan share redemption.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,022	$3,419
Adjustments for non-cash items:
Depreciation and amortization	2,070	1,832
Other	(267)	558
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	136	(254)
Inventories	(3,118)	(2,716)
Accounts payable	(334)	1,308
Accrued expenses	76	134
Accrued wages, salaries and employee benefits	(643)	275
Customer advances	306	333
Other assets – net	(20)	(74)
Other liabilities – net	34	700
Net cash provided by (used for) operating activities	3,262	5,515

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(2,270)	(1,515)
Expenditures for equipment leased to others	(1,256)	(984)
Proceeds from disposals of leased assets and property, plant and equipment	840	922
Additions to finance receivables	(8,835)	(7,091)
Collections of finance receivables	6,567	6,503
Proceeds from sale of finance receivables	109	106
Investments and acquisitions (net of cash acquired)	(542)	(7,413)
Proceeds from sale of businesses and investments (net of cash sold)	1,009	21
Proceeds from sale of available-for-sale securities	243	180
Investments in available-for-sale securities	(299)	(216)
Other – net	82	37
Net cash provided by (used for) investing activities	(4,352)	(9,450)

Cash flow from financing activities:
Dividends paid	(937)	(862)
Distribution to noncontrolling interests	(5)	(3)
Common stock issued, including treasury shares reissued	41	110
Excess tax benefit from stock-based compensation	165	169
Acquisitions of redeemable noncontrolling interests	(444)	—
Proceeds from debt issued (original maturities greater than three months):
Machinery and Power Systems	2,015	4,544
Financial Products	9,617	8,703
Payments on debt (original maturities greater than three months):
Machinery and Power Systems	(485)	(2,203)
Financial Products	(6,283)	(6,080)
Short-term borrowings – net (original maturities three months or less)	163	(766)
Net cash provided by (used for) financing activities	3,847	3,612
Effect of exchange rate changes on cash	(125)	(40)
Increase (decrease) in cash and short-term investments	2,632	(363)
Cash and short-term investments at beginning of period	3,057	3,592
Cash and short-term investments at end of period	$5,689	$3,229
 All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
Non-cash activities: In 2012, $1,325 million of debentures with varying interest rates and maturity dates were exchanged for $1,722 million of 3.803% debentures due in 2042 and $179 million of cash. The $179 million of cash paid is included in Other liabilities – net in the operating activities section of the Consolidated Statement of Cash Flow.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                     A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and nine month periods ended September 30, 2012 and 2011, (b) the consolidated comprehensive income for the three and nine month periods ended September 30, 2012 and 2011, (c) the consolidated financial position at September 30, 2012 and December 31, 2011, (d) the consolidated changes in stockholders’ equity for the nine month periods ended September 30, 2012 and 2011, and (e) the consolidated cash flow for the nine month periods ended September 30, 2012 and 2011.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

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

C.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	September 30, 2012		September 30, 2011
Foreign currency translation	$432		$307
Pension and other postretirement benefits	(6,454)		(4,409)
Derivative financial instruments	(35)		48
Available-for-sale securities	69		35
Total accumulated other comprehensive income (loss)	$(5,988)	[1]	$(4,019)

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

Disclosures about offsetting assets and liabilities – In December 2011, the FASB issued accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires entities to disclose both gross and net information about instruments and transactions that are offset in the statement of financial position, as well as instruments and transactions that are subject to an enforceable master netting arrangement or similar agreement. This guidance is effective January 1, 2013, with retrospective application required. We are currently reviewing the impact of this guidance on our financial statements and expect to complete this evaluation in 2012.

Indefinite-lived intangible assets impairment testing – In July 2012, the FASB issued accounting guidance on the testing of indefinite-lived intangible assets for impairment. The guidance allows entities to first perform a qualitative assessment to determine the likelihood of an impairment for an indefinite-lived intangible asset and whether it is necessary to perform the quantitative impairment assessment currently required. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We do not expect the adoption to have a material impact on our financial statements.

3.                                      Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  We recognized pretax stock-based compensation cost in the amount of $69 million and $204 million for the three and nine months ended September 30, 2012, respectively; and $52 million and $163 million for the three and nine months ended September 30, 2011, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the nine month periods ended September 30, 2012 and 2011, respectively:

	2012		2011
	# Granted	Fair Value Per Award	# Granted	Fair Value Per Award
Stock options	3,224,203	$39.20	237,906	$36.73
RSUs	1,429,939	$104.61	1,082,032	$97.51
SARs	—	$—	2,722,689	$36.73

The stock price on the date of grant was $110.09 and $102.13 for 2012 and 2011, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the nine month periods ended September 30, 2012 and 2011, respectively:

	Grant Year
	2012	2011
Weighted-average dividend yield	2.16%	2.22%
Weighted-average volatility	35.0%	32.7%
Range of volatilities	33.3-40.4%	20.9-45.4%
Range of risk-free interest rates	0.17-2.00%	0.25-3.51%
Weighted-average expected lives	7 years	8 years

As of September 30, 2012, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $218 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.0 years.

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

All derivatives are recognized on the Consolidated Statement of Financial Position at their fair value. On the date the derivative contract is entered into, we designate the derivative as (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flow to be paid (cash flow hedge), or (3) an undesignated instrument. Changes in the fair value of a derivative that is qualified, designated and highly effective as a fair value hedge, along with the gain or loss on the hedged recognized asset or liability that is attributable to the hedged risk, are recorded in current earnings. Changes in the fair value of a derivative that is qualified, designated and highly effective as a cash flow hedge are recorded in Accumulated other comprehensive income (loss) (AOCI), to the extent effective, on the Consolidated Statement of Financial Position until they are reclassified to earnings in the same period or periods during which the hedged transaction affects earnings.  Changes in the fair value of undesignated derivative instruments and the ineffective portion of designated derivative instruments are reported in current earnings. Cash flow from designated derivative financial instruments are classified within the same category as the item being hedged on the Consolidated Statement of Cash Flow.  Cash flow from undesignated derivative financial instruments is included in the investing category on the Consolidated Statement of Cash Flow.

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

As of September 30, 2012, $9 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of September 30, 2012, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

We have, at certain times, liquidated fixed-to-floating and floating-to-fixed interest rate swaps at both Machinery and Power Systems and Financial Products.  The gains or losses associated with these swaps at the time of liquidation are amortized into earnings over the original term of the previously designated hedged item.

In anticipation of issuing debt for the planned acquisition of Bucyrus International, Inc., we entered into interest rate swaps to manage our exposure to interest rate changes. For the nine months ended September 30, 2011, we recognized a net loss of $149 million, included in Other income (expense) in the Consolidated Statement of Results of Operations. The contracts were liquidated in conjunction with the debt issuance in May 2011, therefore, there were no gains or losses for the three months ended September 30, 2011. These contracts were not designated as hedging instruments, and therefore, did not receive hedge accounting treatment.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	September 30, 2012	December 31, 2011
Designated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$48	$54
Machinery and Power Systems	Long-term receivables – trade and other	1	19
Machinery and Power Systems	Accrued expenses	(63)	(73)
Machinery and Power Systems	Other liabilities	(10)	(10)
Interest rate contracts
Financial Products	Receivables – trade and other	28	15
Financial Products	Long-term receivables – trade and other	224	233
Financial Products	Accrued expenses	(11)	(6)
		$217	$232
Undesignated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$14	$27
Machinery and Power Systems	Accrued expenses	(58)	(12)
Machinery and Power Systems	Other liabilities	(18)	(85)
Financial Products	Receivables – trade and other	9	7
Financial Products	Accrued expenses	(7)	(16)
Interest rate contracts
Financial Products	Accrued expenses	(2)	(1)
Commodity contracts
Machinery and Power Systems	Receivables – trade and other	2	2
Machinery and Power Systems	Accrued expenses	(1)	(9)
		$(61)	$(87)

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$7	$(3)	$4	$7
		$7	$(3)	$4	$7

		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Machinery and Power Systems	Other income (expense)	$—	$—	$(1)	$1
Financial Products	Other income (expense)	70	(77)	59	(65)
		$70	$(77)	$58	$(64)

Cash Flow Hedges (Millions of dollars)
	Three Months Ended September 30, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(6)	Other income (expense)	$(14)	$—
Interest rate contracts	—
Machinery and Power Systems	—	Other income (expense)	1	—
Financial Products	(6)	Interest expense of Financial Products	(1)	—
	$(12)		$(14)	$—

	Three Months Ended September 30, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$62	Other income (expense)	$43	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	(4)	Interest expense of Financial Products	(3)	(2)	[1]
	$58		$39	$(2)

	Nine Months Ended September 30, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(48)	Other income (expense)	$(13)	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	—	—
Financial Products	(8)	Interest expense of Financial Products	(3)	(1)	[1]
	$(56)		$(16)	$(1)

	Nine Months Ended September 30, 2011
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$44	Other income (expense)	$52	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(2)	—
Financial Products	(5)	Interest expense of Financial Products	(15)	(1)	[1]
	$39		$35	$(1)

1 The ineffective portion recognized in earnings is included in Other income (expense).

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$(9)	$21
Financial Products	Other income (expense)	5	7
Commodity contracts
Machinery and Power Systems	Other income (expense)	3	3
		$(1)	$31

	Classification of Gains (Losses)	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$(1)	$46
Financial Products	Other income (expense)	(10)	(12)
Interest rate contracts
Machinery and Power Systems	Other income (expense)	—	(149)
Commodity contracts
Machinery and Power Systems	Other income (expense)	(23)	(21)
		$(34)	$(136)

Stock Repurchase Risk

Payments for stock repurchase derivatives are accounted for as a reduction in stockholders’ equity.  In February 2007, the Board of Directors authorized a $7.5 billion stock repurchase program, expiring on December 31, 2011.  In December 2011, the Board of Directors extended the $7.5 billion stock repurchase program through December 31, 2015. The amount of Caterpillar stock that can be repurchased under the authorization is impacted by movements in the price of the stock.  In August 2007, the Board of Directors authorized the use of derivative contracts to reduce stock repurchase price volatility.  There were no stock repurchase derivatives outstanding for the three and nine months ended September 30, 2012 or 2011.

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	September 30, 2012	December 31, 2011
Raw materials	$4,018	$3,766
Work-in-process	3,488	2,959
Finished goods	9,775	7,562
Supplies	269	257
Total inventories	$17,550	$14,544

6.                                     Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	$253	$302	$625	$741
Cost of sales	206	257	492	616
Gross profit	$47	$45	$133	$125

Profit (loss)	$17	$(12)	$39	$(46)

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	September 30, 2012	December 31, 2011
Assets:
Current assets	$569	$345
Property, plant and equipment – net	523	200
Other assets	558	9
	1,650	554
Liabilities:
Current liabilities	342	220
Long-term debt due after one year	724	72
Other liabilities	182	17
	1,248	309
Equity	$402	$245

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	September 30, 2012	December 31, 2011
Investments in equity method companies	$183	$111
Plus: Investments in cost method companies	16	22
Total investments in unconsolidated affiliated companies	$199	$133

The increase in financial position and equity investments amounts noted above primarily relate to the sale of a majority interest in Caterpillar's third party logistics business, which occurred on July 31, 2012. Under the terms of the agreement, Caterpillar retained a 35 percent equity interest. See Note 19 for additional details.

7.                                     Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		September 30, 2012
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,827	$(330)	$2,497
Intellectual property	12	1,744	(303)	1,441
Other	10	300	(90)	210
Total finite-lived intangible assets	14	4,871	(723)	4,148
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,889	$(723)	$4,166

		December 31, 2011
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,811	$(213)	$2,598
Intellectual property	11	1,794	(244)	1,550
Other	11	299	(97)	202
Total finite-lived intangible assets	13	4,904	(554)	4,350
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,922	$(554)	$4,368

During the second quarter of 2012, we acquired finite-lived intangible assets of $194 million due to the purchase of ERA Mining Machinery Limited. During the first quarter of 2012, we acquired finite-lived intangible assets of $8 million due to the purchase of Cat Tohoku. See Note 18 for details on these business combinations.

Customer relationship intangibles of $100 million, net of accumulated amortization of $4 million, were reclassified from Intangible assets to held for sale during 2012, primarily related to the divestiture of portions of the Bucyrus distribution business, and are not included in the September 30, 2012 balances in the table above. See Note 19 for additional information on assets held for sale.

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

Amortization expense for the three and nine months ended September 30, 2012 was $101 million and $294 million, respectively. Amortization expense for the three and nine months ended September 30, 2011 was $91 million and $135 million, respectively.  Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2012	2013	2014	2015	2016	Thereafter
$390	$383	$377	$372	$364	$2,574

B.  Goodwill

During 2012, we recorded goodwill of $476 million related to the acquisition of ERA Mining Machinery Limited and

$19 million related to the acquisition of Cat Tohoku. See Note 18 for details on these business combinations.

Goodwill of $152 million was reclassified to held for sale during 2012, primarily related to the divestiture of portions of the Bucyrus distribution business, and is not included in the September 30, 2012 balance in the table below. See Note 19 for additional information on assets held for sale.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill for reporting units was impaired during the three and nine months ended September 30, 2012 or 2011. See Note 19 for goodwill impairments relating to assets held for sale.

The changes in the carrying amount of the goodwill by reportable segment for the nine months ended September 30, 2012 were as follows:

(Millions of dollars)
	Construction Industries	Resource Industries	Power Systems	Other	Consolidated Total
Balance at December 31, 2011	$378	$4,099	$2,486	$117	$7,080
Business acquisitions [1]	19	476	—	—	495
Held for sale and business divestitures [2]	—	(152)	—	—	(152)
Other adjustments [3]	(3)	(28)	(20)	—	(51)
Balance at September 30, 2012	$394	$4,395	$2,466	$117	$7,372
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

	September 30, 2012			December 31, 2011
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	116	2	118	90	2	92

Corporate bonds
Corporate bonds	630	42	672	542	30	572
Asset-backed securities	94	—	94	112	(1)	111

Mortgage-backed debt securities
U.S. governmental agency	288	10	298	297	13	310
Residential	28	(1)	27	33	(3)	30
Commercial	123	8	131	142	3	145

Equity securities
Large capitalization value	140	37	177	127	21	148
Smaller company growth	22	12	34	22	7	29
Total	$1,451	$110	$1,561	$1,375	$72	$1,447

During the three months ended September 30, 2012, there were no charges for other-than-temporary declines in the market value of securities. During the nine months ended September 30, 2012, charges for other-than-temporary declines in the market value of securities were $1 million. During the three and nine months ended September 30, 2011, charges for other-than-temporary declines in the market value of securities were $4 million. These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations.  The cost basis of the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	September 30, 2012
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$—	$—	$20	$3	$20	$3
Mortgage-backed debt securities
U.S. governmental agency	74	1	4	—	78	1
Residential	—	—	15	1	15	1
Equity securities
Large capitalization value	22	2	13	2	35	4
Total	$96	$3	$52	$6	$148	$9

	December 31, 2011
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$54	$1	$1	$—	$55	$1
Asset-backed securities	1	—	20	5	21	5
Mortgage-backed debt securities
U.S. governmental agency	51	1	—	—	51	1
Residential	3	—	18	3	21	3
Commercial	15	—	8	1	23	1
Equity securities
Large capitalization value	36	5	6	1	42	6
Smaller company growth	4	1	—	—	4	1
Total	$164	$8	$53	$10	$217	$18
 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in asset-backed securities relate primarily to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2012.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities and mortgage-related asset-backed securities relate primarily to the continuation of elevated housing delinquencies and default rates, risk aversion and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2012.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  Overall U.S. equity valuations were higher during the third quarter of 2012 despite lingering concerns over Europe's debt crisis and on mixed economic data.  We do not consider these investments to be other-than-temporarily impaired as of September 30, 2012.

The fair value of the available-for-sale debt securities at September 30, 2012, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2012
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$141	$143
Due after one year through five years	530	551
Due after five years through ten years	135	157
Due after ten years	44	43
U.S. governmental agency mortgage-backed securities	288	298
Residential mortgage-backed securities	28	27
Commercial mortgage-backed securities	123	131
Total debt securities – available-for-sale	$1,289	$1,350

Sales of Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2012	2011	2012	2011
Proceeds from the sale of available-for-sale securities	$66	$58	$243	$180
Gross gains from the sale of available-for-sale securities	$1	$1	$4	$3
Gross losses from the sale of available-for-sale securities	$—	$—	$—	$1

9.                                     Postretirement Benefits

A.  Pension and postretirement benefit costs

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain in the first quarter. This excludes a $21 million loss of a third-party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees. As a result, a net gain of $6 million related to the facility closure was recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations. See Note 20 for additional information.

In August 2012, we announced changes to our U.S. hourly pension plan, which impacted certain hourly employees. For impacted employees, pension benefit accruals will freeze on January 1, 2013 or January 1, 2016, at which time employees will become eligible for various provisions of company sponsored 401(k) plans including a matching contribution and an annual employer contribution. The plan changes resulted in a curtailment and required a remeasurement as of August 31, 2012. The curtailment and the remeasurement resulted in a net increase in our Liability for postemployment benefits of $243 million and a net loss of $153 million, net of tax, recognized in Accumulated other comprehensive income (loss). The increase in the liability was primarily due to a decline in the discount rate. Also, the curtailment resulted in expense of $7 million which was recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
For the three months ended:
Components of net periodic benefit cost:
Service cost	$46	$41	$26	$28	$23	$21
Interest cost	152	164	44	45	55	64
Expected return on plan assets	(204)	(200)	(53)	(50)	(15)	(18)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	5	5	1	1	(18)	(14)
Net actuarial loss (gain) [1]	126	112	24	18	25	27
Net periodic benefit cost	125	122	42	42	71	81
Curtailments, settlements and special termination benefits [2]	7	—	6	—	—	—
Total cost included in operating profit	$132	$122	$48	$42	$71	$81

For the nine months ended:
Components of net periodic benefit cost:
Service cost	$138	$118	$82	$83	$69	$62
Interest cost	460	488	135	132	166	190
Expected return on plan assets	(610)	(598)	(160)	(150)	(47)	(53)
Amortization of:
Transition obligation (asset)	—	—	—	—	2	2
Prior service cost (credit) [1]	15	15	1	2	(51)	(41)
Net actuarial loss (gain) [1]	374	338	72	54	75	81
Net periodic benefit cost	377	361	130	121	214	241
Curtailments, settlements and special termination benefits [2]	7	—	28	9	(40)	—
Total cost included in operating profit	$384	$361	$158	$130	$174	$241

Weighted-average assumptions used to determine net cost:
Discount rate	4.3%	5.1%	4.3%	4.6%	4.3%	5.0%
Expected return on plan assets	8.0%	8.5%	7.1%	7.1%	8.0%	8.5%
Rate of compensation increase	4.5%	4.5%	3.9%	4.2%	4.4%	4.4%

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
 We made $195 million and $488 million of contributions to our pension plans during the three and nine months ended September 30, 2012, respectively. We currently anticipate full-year 2012 contributions of approximately $1 billion, of which $625 million are required contributions. We made $105 million and $340 million of contributions to our pension plans during the three and nine months ended September 30, 2011, respectively.

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

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2012	2011	2012	2011
U.S. Plans	$62	$3	$196	$135
Non-U.S. Plans	15	14	46	40
	$77	$17	$242	$175

10.                              Guarantees and Product Warranty

We have provided an indemnity to a third-party insurance company for potential losses related to performance bonds issued on behalf of Caterpillar dealers.  The bonds are issued to insure governmental agencies against nonperformance by certain dealers.  We also provided guarantees to a third-party related to the performance of contractual obligations by certain Caterpillar dealers. The guarantees cover potential financial losses incurred by the third-party resulting from the dealers’ nonperformance.

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

We have provided guarantees to third-party lessors for certain properties leased by Cat Logistics Services, LLC, in which we sold a 65 percent equity interest in the third quarter of 2012. See Note 19 for further discussion on this divestiture. The guarantees are for the possibility that the third party logistics business would default on real estate lease payments. The guarantees were granted at lease inception, which was prior to the divestiture, and generally will expire at the end of the lease terms.

No loss has been experienced or is anticipated under any of these guarantees.  At September 30, 2012 and December 31, 2011, the related liability was $17 million and $7 million, respectively. The increase in the liability is primarily due to guarantees acquired through the purchase of ERA Mining Machinery Limited, as well as guarantees resulting from the divestiture of the third party logistics business. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	September 30, 2012	December 31, 2011
Guarantees with Caterpillar dealers	$167	$140
Guarantees with customers	176	186
Limited indemnity	1	11
Guarantees for third party logistics business	182	—
Guarantees – other	44	28
Total guarantees	$570	$365

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat

Financial is the primary beneficiary of the SPC as their guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of September 30, 2012 and December 31, 2011, the SPC’s assets of $940 million and $586 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $940 million and $586 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2012
Warranty liability, January 1	$1,308
Reduction in liability (payments)	(672)
Increase in liability (new warranties)	813
Warranty liability, September 30	$1,449

(Millions of dollars)	2011
Warranty liability, January 1	$1,035
Reduction in liability (payments)	(926)
Increase in liability (new warranties)	1,199
Warranty liability, December 31	$1,308

11.                               Computations of Profit Per Share

(Dollars in millions except per share data)		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
I.	Profit for the period (A) [1]:	$1,699	$1,141	$4,984	$3,381
II.	Determination of shares (in millions):	—
	Weighted-average number of common shares outstanding (B)	653.6	646.6	652.0	644.3
	Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	15.1	19.4	17.7	21.8
	Average common shares outstanding for fully diluted computation (C) [2]	668.7	666.0	669.7	666.1
III.	Profit per share of common stock:
	Assuming no dilution (A/B)	$2.60	$1.76	$7.64	$5.25
	Assuming full dilution (A/C) [2]	$2.54	$1.71	$7.44	$5.08
[1] Profit attributable to common stockholders. [2] Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 6,073,271 common shares were outstanding for both the three and nine months ended September 30, 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For both the three and nine months ended September 30, 2011,  there were outstanding SARs and stock options to purchase 2,904,815 common shares, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

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

13.                              Income Taxes

The provision for income taxes for the first nine months of 2012 reflects an estimated annual effective tax rate of 30.5 percent compared to 29 percent for the first nine months of 2011 and 26.5 percent for the full-year 2011, excluding the items discussed below. The increase from 26.5 percent to 30.5 percent is primarily due to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

The 2012 tax provision also includes a negative impact of $81 million from goodwill not deductible for tax purposes related to the divestiture of portions of the Bucyrus distribution business. A $72 million net benefit was recorded in the first nine months of 2011 due to planned repatriation of non-U.S. earnings offset by an increase in unrecognized tax benefits.

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

In 2012, a portion of goodwill assets, related to recent acquisitions, that was allocated to Machinery and Power Systems operating segments is now a methodology difference between segment and external reporting. The segment information for 2011 has been retrospectively adjusted to conform to the 2012 presentation.

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

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining and quarrying applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components and electronics and control systems. In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System. On July 8, 2011, the acquisition of Bucyrus was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for electric rope shovels, draglines, hydraulic shovels, drills, highwall miners and electric drive off-highway trucks to Resource Industries. In addition, segment profit includes Bucyrus acquisition-related costs and the impact from divestiture of a portion of the Bucyrus distribution business. On June 6, 2012, the acquisition of ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical & Electrical Manufacturing Co., Ltd. was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for underground coal mining equipment to Resource Industries. Inter-segment sales are a source of revenue for this segment.

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

All Other:  Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the business strategy, product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services for Caterpillar and other companies; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. and Canada only); distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; and the 50/50 joint venture with Navistar (NC2) until it became a wholly owned subsidiary of Navistar effective September 29, 2011. On July 31, 2012, we sold a majority interest in Caterpillar's third party logistics business. Inter-segment sales are a source of revenue for this segment. Results for the All Other operating segment are included as a reconciling item between reportable segments and consolidated external reporting.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 30 to 37 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

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

Reportable Segments
Three Months Ended September 30,
(Millions of dollars)

	2012
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$4,904	$102	$5,006	$144	$459	$9,681	$247
Resource Industries	5,214	253	5,467	179	1,113	13,949	229
Power Systems	5,317	597	5,914	157	943	9,738	244
Machinery and Power Systems	$15,435	$952	$16,387	$480	$2,515	$33,368	$720
Financial Products Segment	776	—	776	179	190	35,662	432
Total	$16,211	$952	$17,163	$659	$2,705	$69,030	$1,152

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$4,900	$162	$5,062	$136	$496	$7,942	$234
Resource Industries	4,599	290	4,889	155	745	12,292	159
Power Systems	5,075	600	5,675	133	794	8,748	279
Machinery and Power Systems	$14,574	$1,052	$15,626	$424	$2,035	$28,982	$672
Financial Products Segment	757	—	757	177	145	31,747	311
Total	$15,331	$1,052	$16,383	$601	$2,180	$60,729	$983

Reportable Segments
Nine Months Ended September 30,
(Millions of dollars)

	2012
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at September 30	Capital expenditures
Construction Industries	$15,306	$355	$15,661	$414	$1,763	$9,681	$597
Resource Industries	15,382	909	16,291	510	3,707	13,949	603
Power Systems	15,815	1,952	17,767	442	2,737	9,738	610
Machinery and Power Systems	$46,503	$3,216	$49,719	$1,366	$8,207	$33,368	$1,810
Financial Products Segment	2,301	—	2,301	530	583	35,662	1,232
Total	$48,804	$3,216	$52,020	$1,896	$8,790	$69,030	$3,042

	2011
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$14,312	$433	$14,745	$382	$1,522	$7,942	$471
Resource Industries	10,573	848	11,421	298	2,337	12,292	320
Power Systems	14,442	1,695	16,137	398	2,230	8,748	496
Machinery and Power Systems	$39,327	$2,976	$42,303	$1,078	$6,089	$28,982	$1,287
Financial Products Segment	2,251	—	2,251	535	453	31,747	830
Total	$41,578	$2,976	$44,554	$1,613	$6,542	$60,729	$2,117

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended September 30, 2012
Total external sales and revenues from reportable segments	$15,435	$776	$—		$16,211
All Other operating segment	318	—	—		318
Other	(14)	20	(90)	[1]	(84)
Total sales and revenues	$15,739	$796	$(90)		$16,445

Three Months Ended September 30, 2011
Total external sales and revenues from reportable segments	$14,574	$757	$—		$15,331
All Other operating segment	461	—	—		461
Other	(12)	17	(81)	[1]	(76)
Total sales and revenues	$15,023	$774	$(81)		$15,716
[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Nine Months Ended September 30, 2012
Total external sales and revenues from reportable segments	$46,503	$2,301	$—		$48,804
All Other operating segment	1,246	—	—		1,246
Other	(38)	52	(264)	[1]	(250)
Total sales and revenues	$47,711	$2,353	$(264)		$49,800

Nine Months Ended September 30, 2011
Total external sales and revenues from reportable segments	$39,327	$2,251	$—		$41,578
All Other operating segment	1,525	—	—		1,525
Other	(17)	40	(231)	[1]	(208)
Total sales and revenues	$40,835	$2,291	$(231)		$42,895
[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended September 30, 2012
Total profit from reportable segments	$2,515	$190	$2,705
All Other operating segment	482	—	482
Cost centers	9	—	9
Corporate costs	(366)	—	(366)
Timing	(30)	—	(30)
Methodology differences:
Inventory/cost of sales	9	—	9
Postretirement benefit expense	(177)	—	(177)
Financing costs	(130)	—	(130)
Equity in profit of unconsolidated affiliated companies	(5)	—	(5)
Currency	20	—	20
Interest rate swaps	2	—	2
Other income/expense methodology differences	(64)	—	(64)
Other methodology differences	(9)	4	(5)
Total profit before taxes	$2,256	$194	$2,450

Three Months Ended September 30, 2011
Total profit from reportable segments	$2,035	$145	$2,180
All Other operating segment	234	—	234
Cost centers	29	—	29
Corporate costs	(330)	—	(330)
Timing	12	—	12
Methodology differences:
Inventory/cost of sales	(21)	—	(21)
Postretirement benefit expense	(110)	—	(110)
Financing costs	(116)	—	(116)
Equity in profit of unconsolidated affiliated companies	6	—	6
Currency	(188)	—	(188)
Other income/expense methodology differences	(54)	—	(54)
Other methodology differences	(8)	—	(8)
Total profit before taxes	$1,489	$145	$1,634

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Nine Months Ended September 30, 2012
Total profit from reportable segments	$8,207	$583	$8,790
All Other operating segment	888	—	888
Cost centers	32	—	32
Corporate costs	(1,126)	—	(1,126)
Timing	(318)	—	(318)
Methodology differences:
Inventory/cost of sales	(26)	—	(26)
Postretirement benefit expense	(508)	—	(508)
Financing costs	(357)	—	(357)
Equity in profit of unconsolidated affiliated companies	(12)	—	(12)
Currency	160	—	160
Interest rate swaps	2	—	2
Other income/expense methodology differences	(199)	—	(199)
Other methodology differences	(3)	1	(2)
Total profit before taxes	$6,740	$584	$7,324

Nine Months Ended September 30, 2011
Total profit from reportable segments	$6,089	$453	$6,542
All Other operating segment	601	—	601
Cost centers	30	—	30
Corporate costs	(901)	—	(901)
Timing	(157)	—	(157)
Methodology differences:
Inventory/cost of sales	1	—	1
Postretirement benefit expense	(468)	—	(468)
Financing costs	(294)	—	(294)
Equity in profit of unconsolidated affiliated companies	24	—	24
Currency	(263)	—	(263)
Interest rate swaps	(149)	—	(149)
Other income/expense methodology differences	(210)	—	(210)
Other methodology differences	(12)	3	(9)
Total profit before taxes	$4,291	$456	$4,747

Reconciliation of Assets:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
September 30, 2012
Total assets from reportable segments	$33,368	$35,662	$—	$69,030
All Other operating segment	1,457	—	—	1,457
Items not included in segment assets:
Cash and short-term investments	3,363	—	—	3,363
Intercompany receivables	280	—	(280)	—
Investment in Financial Products	4,251	—	(4,251)	—
Deferred income taxes	3,881	—	(538)	3,343
Goodwill, intangible assets and other assets	4,194	—	—	4,194
Operating lease methodology difference	(338)	—	—	(338)
Liabilities included in segment assets	12,541	—	—	12,541
Inventory methodology differences	(3,079)	—	—	(3,079)
Other	305	(143)	(132)	30
Total assets	$60,223	$35,519	$(5,201)	$90,541

December 31, 2011
Total assets from reportable segments	$28,982	$31,747	$—	$60,729
All Other operating segment	2,035	—	—	2,035
Items not included in segment assets:
Cash and short-term investments	1,829	—	—	1,829
Intercompany receivables	75	—	(75)	—
Investment in Financial Products	4,035	—	(4,035)	—
Deferred income taxes	4,109	—	(533)	3,576
Goodwill, intangible assets and other assets	4,461	—	—	4,461
Operating lease methodology difference	(511)	—	—	(511)
Liabilities included in segment assets	12,088	—	—	12,088
Inventory methodology differences	(2,786)	—	—	(2,786)
Other	362	(194)	(143)	25
Total assets	$54,679	$31,553	$(4,786)	$81,446

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended September 30, 2012
Total depreciation and amortization from reportable segments	$480	$179	$659
Items not included in segment depreciation and amortization:
All Other operating segment	41	—	41
Cost centers	23	—	23
Other	(9)	6	(3)
Total depreciation and amortization	$535	$185	$720

Three Months Ended September 30, 2011
Total depreciation and amortization from reportable segments	$424	$177	$601
Items not included in segment depreciation and amortization:
All Other operating segment	42	—	42
Cost centers	20	—	20
Other	(9)	4	(5)
Total depreciation and amortization	$477	$181	$658

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Nine Months Ended September 30, 2012
Total depreciation and amortization from reportable segments	$1,366	$530	$1,896
Items not included in segment depreciation and amortization:
All Other operating segment	125	—	125
Cost centers	64	—	64
Other	(32)	17	(15)
Total depreciation and amortization	$1,523	$547	$2,070

Nine Months Ended September 30, 2011
Total depreciation and amortization from reportable segments	$1,078	$535	$1,613
Items not included in segment depreciation and amortization:
All Other operating segment	128	—	128
Cost centers	57	—	57
Other	24	10	34
Total depreciation and amortization	$1,287	$545	$1,832

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended September 30, 2012
Total capital expenditures from reportable segments	$720	$432	$—	$1,152
Items not included in segment capital expenditures:
All Other operating segment	75	—	—	75
Cost centers	16	—	—	16
Timing	(40)	—	—	(40)
Other	8	35	(15)	28
Total capital expenditures	$779	$467	$(15)	$1,231

Three Months Ended September 30, 2011
Total capital expenditures from reportable segments	$672	$311	$—	$983
Items not included in segment capital expenditures:
All Other operating segment	84	—	—	84
Cost centers	20	—	—	20
Timing	(89)	—	—	(89)
Other	(77)	92	(18)	(3)
Total capital expenditures	$610	$403	$(18)	$995

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Nine Months Ended September 30, 2012
Total capital expenditures from reportable segments	$1,810	$1,232	$—	$3,042
Items not included in segment capital expenditures:
All Other operating segment	229	—	—	229
Cost centers	119	—	—	119
Timing	281	—	—	281
Other	(115)	109	(139)	(145)
Total capital expenditures	$2,324	$1,341	$(139)	$3,526

Nine Months Ended September 30, 2011
Total capital expenditures from reportable segments	$1,287	$830	$—	$2,117
Items not included in segment capital expenditures:
All Other operating segment	173	—	—	173
Cost centers	54	—	—	54
Timing	151	—	—	151
Other	(80)	147	(63)	4
Total capital expenditures	$1,585	$977	$(63)	$2,499

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

There were no impaired loans or finance leases as of September 30, 2012 or December 31, 2011, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero for the three and nine months ended September 30, 2012 and 2011.

Individually impaired loans and finance leases for the customer portfolio segment were as follows:

	September 30, 2012			December 31, 2011
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$42	$41	$—	$83	$80	$—
Europe	44	44	—	47	46	—
Asia Pacific	4	4	—	4	4	—
Mining	9	9	—	8	8	—
Latin America	7	7	—	9	9	—
Caterpillar Power Finance	269	268	—	175	170	—
Total	$375	$373	$—	$326	$317	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$38	$34	$9	$69	$64	$15
Europe	50	48	17	36	33	12
Asia Pacific	34	34	7	13	13	3
Mining	68	67	7	13	13	4
Latin America	53	53	17	25	25	6
Caterpillar Power Finance	112	110	18	93	92	16
Total	$355	$346	$75	$249	$240	$56

Total Impaired Loans and Finance Leases
Customer
North America	$80	$75	$9	$152	$144	$15
Europe	94	92	17	83	79	12
Asia Pacific	38	38	7	17	17	3
Mining	77	76	7	21	21	4
Latin America	60	60	17	34	34	6
Caterpillar Power Finance	381	378	18	268	262	16
Total	$730	$719	$75	$575	$557	$56

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$42	$1	$91	$1
Europe	45	—	10	—
Asia Pacific	3	—	5	1
Mining	9	—	8	—
Latin America	6	—	11	—
Caterpillar Power Finance	220	1	240	—
Total	$325	$2	$365	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$51	$—	$126	$—
Europe	44	1	44	1
Asia Pacific	29	—	9	—
Mining	68	1	10	—
Latin America	58	1	40	—
Caterpillar Power Finance	110	—	126	—
Total	$360	$3	$355	$1

Total Impaired Loans and Finance Leases
Customer
North America	$93	$1	$217	$1
Europe	89	1	54	1
Asia Pacific	32	—	14	1
Mining	77	1	18	—
Latin America	64	1	51	—
Caterpillar Power Finance	330	1	366	—
Total	$685	$5	$720	$3

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$56	$2	$93	$3
Europe	45	—	8	—
Asia Pacific	3	—	5	1
Mining	8	—	8	—
Latin America	6	—	8	—
Caterpillar Power Finance	204	3	234	1
Total	$322	$5	$356	$5

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$63	$1	$160	$4
Europe	42	1	53	2
Asia Pacific	24	1	18	1
Mining	41	2	4	—
Latin America	42	2	44	2
Caterpillar Power Finance	94	—	79	—
Total	$306	$7	$358	$9

Total Impaired Loans and Finance Leases
Customer
North America	$119	$3	$253	$7
Europe	87	1	61	2
Asia Pacific	27	1	23	2
Mining	49	2	12	—
Latin America	48	2	52	2
Caterpillar Power Finance	298	3	313	1
Total	$628	$12	$714	$14

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

As of September 30, 2012 and December 31, 2011, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	September 30, 2012	December 31, 2011
Customer
North America	$77	$112
Europe	44	58
Asia Pacific	40	24
Mining	12	12
Latin America	150	108
Caterpillar Power Finance	286	158
Total	$609	$472

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	September 30, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$9	$76	$120	$5,665	$5,785	$—
Europe	28	12	44	84	2,371	2,455	5
Asia Pacific	74	22	51	147	2,956	3,103	17
Mining	2	—	12	14	1,825	1,839	—
Latin America	57	25	136	218	2,478	2,696	—
Caterpillar Power Finance	17	47	154	218	2,945	3,163	12
Dealer
North America	—	—	—	—	1,970	1,970	—
Europe	—	—	—	—	78	78	—
Asia Pacific	—	—	—	—	642	642	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	688	688	—
Total	$213	$115	$473	$801	$21,619	$22,420	$34

(Millions of dollars)
	December 31, 2011
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$74	$39	$111	$224	$5,378	$5,602	$9
Europe	27	11	57	95	2,129	2,224	10
Asia Pacific	47	23	38	108	2,769	2,877	14
Mining	—	—	12	12	1,473	1,485	—
Latin America	32	15	99	146	2,339	2,485	—
Caterpillar Power Finance	14	16	125	155	2,765	2,920	25
Dealer
North America	—	—	—	—	1,689	1,689	—
Europe	—	—	—	—	57	57	—
Asia Pacific	—	—	—	—	161	161	—
Latin America	—	—	—	—	480	480	—
Total	$194	$104	$442	$740	$19,240	$19,980	$58

Allowance for credit loss activity
In estimating the allowance for credit losses, Cat Financial reviews loans and finance leases that are past due, non-performing or in bankruptcy. The allowance for credit losses as of September 30, 2012 and December 31, 2011 was as follows:

(Millions of dollars)
	September 30, 2012
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$360	$6	$366
Receivables written off	(92)	—	(92)
Recoveries on receivables previously written off	36	—	36
Provision for credit losses	90	1	91
Balance at end of period	$394	$7	$401

Allowance for Credit Losses:
Individually evaluated for impairment	$75	$—	$75
Collectively evaluated for impairment	319	7	326
Ending Balance	$394	$7	$401

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$730	$—	$730
Collectively evaluated for impairment	18,311	3,379	21,690
Ending Balance	$19,041	$3,379	$22,420

(Millions of dollars)
	December 31, 2011
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$357	$5	$362
Receivables written off	(210)	—	(210)
Recoveries on receivables previously written off	52	—	52
Provision for credit losses	167	1	168
Other	(6)	—	(6)
Balance at end of year	$360	$6	$366

Allowance for Credit Losses:
Individually evaluated for impairment	$56	$—	$56
Collectively evaluated for impairment	304	6	310
Ending Balance	$360	$6	$366

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$575	$—	$575
Collectively evaluated for impairment	17,018	2,387	19,405
Ending Balance	$17,593	$2,387	$19,980

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	September 30, 2012			December 31, 2011
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$5,708	$1,970	$7,678	$5,490	$1,689	$7,179
Europe	2,411	78	2,489	2,166	57	2,223
Asia Pacific	3,063	642	3,705	2,853	161	3,014
Mining	1,827	1	1,828	1,473	—	1,473
Latin America	2,546	688	3,234	2,377	480	2,857
Caterpillar Power Finance	2,877	—	2,877	2,762	—	2,762
Total Performing	$18,432	$3,379	$21,811	$17,121	$2,387	$19,508

Non-Performing
North America	$77	$—	$77	$112	$—	$112
Europe	44	—	44	58	—	58
Asia Pacific	40	—	40	24	—	24
Mining	12	—	12	12	—	12
Latin America	150	—	150	108	—	108
Caterpillar Power Finance	286	—	286	158	—	158
Total Non-Performing	$609	$—	$609	$472	$—	$472

Performing & Non-Performing
North America	$5,785	$1,970	$7,755	$5,602	$1,689	$7,291
Europe	2,455	78	2,533	2,224	57	2,281
Asia Pacific	3,103	642	3,745	2,877	161	3,038
Mining	1,839	1	1,840	1,485	—	1,485
Latin America	2,696	688	3,384	2,485	480	2,965
Caterpillar Power Finance	3,163	—	3,163	2,920	—	2,920
Total	$19,041	$3,379	$22,420	$17,593	$2,387	$19,980

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

There were no loans or finance lease receivables modified as TDRs during the three and nine months ended September 30, 2012 or 2011 for the Dealer portfolio segment.

Loan and finance lease receivables in the customer portfolio segment modified as TDRs during the three and nine months ended September 30, 2012 and 2011, were as follows:

(Dollars in millions)
	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	17	$4	$4	14	$2	$2
Europe	14	1	1	—	—	—
Asia Pacific	12	3	3	—	—	—
Caterpillar Power Finance [1,2]	15	151	151	—	—	—
Total [4]	58	$159	$159	14	$2	$2

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	58	$8	$8	53	$11	$11
Europe	21	8	8	6	7	7
Asia Pacific	12	3	3	—	—	—
Latin America	—	—	—	12	10	10
Caterpillar Power Finance [1,3]	20	183	183	31	113	113
Total [4]	111	$202	$202	102	$141	$141

[1]
During the three and nine months ended September 30, 2012, $4 million and $22 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The additional funds loaned are not reflected in the table above as no incremental modifications have been made with the borrower during the periods presented.  At September 30, 2012, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $3 million.

[2]	Four customers comprise $148 million of the $151 million pre-TDR and post-TDR outstanding recorded investment for the three months ended September 30, 2012.

[3]
Seven customers comprise $180 million of the $183 million pre-TDR and post-TDR outstanding recorded investment for the nine months ended September 30, 2012. Three customers comprise $104 million of the $113 million pre-TDR and post-TDR outstanding recorded investment for the nine months ended September 30, 2011.

4    Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the customer portfolio segment with a payment default during the three and nine months ended September 30, 2012 and 2011, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	8	$1	3	$16
Asia Pacific	2	1	—	—
Latin America	—	—	7	4
Caterpillar Power Finance	—	—	5	65
Total	10	$2	15	$85

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	39	$3	44	$25
Europe	—	—	1	1
Asia Pacific	2	1	—	—
Latin America	—	—	7	4
Caterpillar Power Finance	16	21	14	70
Total	57	$25	66	$100

B.                                   Securitized Retail Installment Sale Contracts and Finance Leases

Cat Financial has periodically transferred certain finance receivables relating to retail installment sale contracts and finance leases to special-purpose entities as part of their asset-backed securitization program.

On April 25, 2011, Cat Financial exercised a clean-up call on their only outstanding asset-backed securitization transaction.  As a result, Cat Financial had no assets or liabilities related to their securitization program as of September 30, 2012 and December 31, 2011.

16.                             Redeemable Noncontrolling Interest — Caterpillar Japan Ltd.

On August 1, 2008, Shin Caterpillar Mitsubishi Ltd. (SCM) completed the first phase of a share redemption plan whereby SCM redeemed half of Mitsubishi Heavy Industries' (MHI’s) shares in SCM.  This resulted in Caterpillar owning 67 percent of the outstanding shares of SCM and MHI owning the remaining 33 percent.  As part of the share redemption, SCM was renamed Caterpillar Japan Ltd. (Cat Japan) and we consolidated its financial statements.  On April 2, 2012, we redeemed the remaining 33 percent interest at its carrying amount, resulting in Caterpillar becoming the sole owner of Cat Japan. Caterpillar paid $444 million (36.5 billion Japanese Yen) to acquire the remaining equity interest held in Cat Japan by MHI.

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

Fair value measurement includes the consideration of nonperformance risk.  Nonperformance risk refers to the risk that an obligation (either by a counterparty or Caterpillar) will not be fulfilled.  For financial assets traded in an active market (Level 1 and certain Level 2), the nonperformance risk is included in the market price.  For certain other financial assets and liabilities (certain Level 2 and Level 3), our fair value calculations have been adjusted accordingly.

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of September 30, 2012 and December 31, 2011 are summarized below:

(Millions of dollars)	September 30, 2012
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	118	—	118
Corporate bonds
Corporate bonds	—	672	—	672
Asset-backed securities	—	94	—	94
Mortgage-backed debt securities
U.S. governmental agency	—	298	—	298
Residential	—	27	—	27
Commercial	—	131	—	131
Equity securities
Large capitalization value	177	—	—	177
Smaller company growth	34	—	—	34
Total available-for-sale securities	221	1,340	—	1,561
Derivative financial instruments, net	—	156	—	156
Total Assets	$221	$1,496	$—	$1,717
Liabilities
Guarantees	$—	$—	$17	$17
Total Liabilities	$—	$—	$17	$17

(Millions of dollars)	December 31, 2011
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	92	—	92
Corporate bonds
Corporate bonds	—	572	—	572
Asset-backed securities	—	111	—	111
Mortgage-backed debt securities
U.S. governmental agency	—	310	—	310
Residential	—	30	—	30
Commercial	—	145	—	145
Equity securities
Large capitalization value	148	—	—	148
Smaller company growth	29	—	—	29
Total available-for-sale securities	187	1,260	—	1,447
Derivative financial instruments, net	—	145	—	145
Total Assets	$187	$1,405	$—	$1,592
Liabilities
Guarantees	$—	$—	$7	$7
Total Liabilities	$—	$—	$7	$7

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the nine months ended September 30,

2012 and 2011.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2011	$7
Acquisitions	6
Issuance of guarantees	7
Expiration of guarantees	(3)
Balance at September 30, 2012	$17

Balance at December 31, 2010	$10
Issuance of guarantees	2
Expiration of guarantees	(5)
Balance at September 30, 2011	$7

In addition to the amounts above, Cat Financial had impaired loans with a fair value of $201 million and $141 million as of September 30, 2012 and December 31, 2011, respectively.  A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses is established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements.

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

Long-term debt
Fair value for fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

Fair Value of Financial Instruments
	September 30, 2012		December 31, 2011
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$5,689	$5,689	$3,057	$3,057	1
Restricted cash and short-term investments	112	112	87	87	1
Available-for-sale securities	1,561	1,561	1,447	1,447	1 & 2	Note 8
Finance receivables—net (excluding finance leases 1)	14,503	14,508	12,689	12,516	2	Note 15
Wholesale inventory receivables—net (excluding finance leases 1)	1,677	1,611	1,591	1,505	2	Note 15
Interest rate swaps—net	239	239	241	241	2	Note 4
Commodity contracts—net	1	1	—	—	2	Note 4

Liabilities
Short-term borrowings	5,067	5,067	3,988	3,988	1
Long-term debt (including amounts due within one year)
Machinery and Power Systems	10,276	12,620	8,973	10,737	2
Financial Products	24,509	25,607	21,631	22,674	2
Foreign currency contracts—net	84	84	89	89	2	Note 4
Commodity contracts—net	—	—	7	7	2	Note 4
Guarantees	17	17	7	7	3	Note 10
1 Total excluded items have a net carrying value at September 30, 2012 and December 31, 2011 of $7,974 million and $7,324 million, respectively.

18.                              Business Combinations

ERA Mining Machinery Limited

During the second quarter of 2012, Caterpillar, through its wholly-owned subsidiary Caterpillar (Luxembourg) Investment Co. S.A., completed a tender offer to acquire the issued shares of ERA Mining Machinery Limited (Siwei), including its wholly-owned subsidiary Zhengzhou Siwei Mechanical Manufacturing Co., Ltd. Substantially all of the issued shares of Siwei, a public company listed on the Hong Kong Exchange, were acquired at the end of May 2012 and approximately one percent of the issued shares remained outstanding and unacquired as of September 30, 2012. Siwei primarily designs, manufactures, sells and supports underground coal mining equipment in mainland China and is known for its expertise in manufacturing mining roof support equipment. The acquisition supports Caterpillar's long-term commitment to invest in China in order to support our growing base of Chinese customers and will further expand our underground mining business both inside and outside of China.

The tender offer allowed Siwei shareholders to choose between two types of consideration in exchange for their shares. The alternatives were either cash consideration of HK$0.88 or a HK$1.00 loan note issued by Caterpillar (Luxembourg) Investment Co. S.A. to the former shareholders of Siwei that will entitle the holder to receive on redemption a minimum of HK$0.75 up to a maximum of HK$1.15 depending on Siwei's consolidated gross profit for 2012 and 2013. Approximately 4 billion Siwei shares were tendered for the cash alternative and approximately 1.6 billion Siwei shares were tendered for the loan note alternative. The preliminary purchase price of approximately $690 million was comprised of net cash paid of approximately $453 million ($475 million in cash paid for shares and to cancel share options less cash acquired of $22 million), the fair value of the loan notes of $169 million, approximately $155 million of assumed third-party short term borrowings, a loan and interest payable to Caterpillar from Siwei of $51 million, less restricted cash acquired of approximately $138 million. The noncontrolling interest for the outstanding shares not tendered was approximately $7 million.

The transaction was financed with available cash and included the issuance of loan notes to the former shareholders of Siwei, which have a debt component and a portion that is contingent consideration. The $169 million fair value of the loan notes is comprised of $152 million of debt representing the minimum redemption amount payable in April 2013 and

$17 million in contingent consideration representing the portion of the redemption amount conditionally payable in April 2013 or April 2014. The contingent consideration will be remeasured each reporting period at its estimated fair value with any adjustment included in Other operating (income) expenses in the Consolidated Results of Operations. As of September 30, 2012, there has been no adjustment to the contingent consideration.

Tangible assets acquired of $659 million, recorded at their fair values, primarily include cash of $22 million, restricted cash of $138 million, receivables of $213 million, inventory of $94 million and property, plant and equipment of $112 million. Finite-lived intangible assets acquired of $194 million were primarily related to customer relationships and also included trade names. The finite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of approximately 15 years. Liabilities assumed of $592 million, recorded at their fair values, primarily included accounts payable of $342 million, third-party short term borrowings of $155 million and accrued expenses of $50 million. Additionally, deferred tax liabilities were $36 million. Goodwill of $476 million, substantially all of which is non-deductible for income tax purposes, represents the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. Factors that contributed to a purchase price resulting in the recognition of goodwill include expected cost savings primarily from increased purchasing power for raw materials and a reduction in other manufacturing input costs, expanded underground mining equipment sales opportunities in China and internationally, along with the acquired assembled workforce. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Resource Industries segment in Note 14. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

In October 2012, the remaining shares of Siwei common stock were acquired for approximately $7 million in cash.

Caterpillar Tohoku Ltd.

In March 2012, we acquired 100 percent of the stock of Caterpillar Tohoku Ltd. (Cat Tohoku). Cat Tohoku was an independently owned and operated dealership providing sales, rental, service and after market support for Caterpillar machines and engines in the northeastern part of Japan. The purchase price, net of $18 million of acquired cash, was approximately $206 million. The purchase price included the assumption of $77 million in third-party debt, as well as $64 million net trade payables due to Caterpillar. We paid approximately $59 million at closing, $22 million in July 2012, and recognized a payable of $3 million for estimated consideration due in March 2013. The acquisition of Cat Tohoku supports Caterpillar's efforts to restructure its distribution network in Japan.

The transaction was financed with available cash. Tangible assets acquired of $252 million primarily include cash of $18 million, receivables of $34 million, inventory of $26 million, and property, plant and equipment of $157 million. Finite-lived intangible assets acquired were $8 million. Liabilities assumed of $132 million, recorded at their fair values, primarily included debt of $77 million and accounts payable of $39 million. Goodwill of $19 million, which is deductible for income tax purposes, represents the excess of cost over the fair value of net tangible assets acquired. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Construction Industries segment in Note 14. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

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

As portions of the Bucyrus distribution business are sold or classified as held for sale, they will not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows from the Caterpillar dealers after the divestitures. The gain or loss on disposal, along with the continuing operations of these disposal groups, will be reported in the Resource Industries segment. Goodwill will be allocated to each disposal group using the relative fair value method. The value of the customer relationship intangibles related to each portion of the Bucyrus distribution business to be sold will be included in the disposal groups. The disposal groups will be recorded at the lower of their carrying value or fair value less cost to sell. No impairments were recorded in the third quarter of 2012. In the second quarter of 2012, we recorded a goodwill impairment for $27 million related to a disposal group being sold to one of the Caterpillar dealers. After the goodwill impairment, the carrying value of the disposal group was lower than its fair value less costs to sell. Fair value was determined based upon the negotiated sales price. The impairment was recorded in Other operating (income) expenses and included in the Resource Industries segment.

In the third quarter of 2012, four sale transactions were completed whereby we sold portions of the Bucyrus distribution business to Barloworld South Africa Proprietary Limited, Toromont Industries Ltd., Hewitt Equipment Limited, and Cavill Power Products Pty Ltd. for $126 million, $18 million, $28 million and $20 million, respectively, subject to certain working capital adjustments. After-tax profit was unfavorably impacted by $18 million in the third quarter of 2012 as a result of the ongoing divestiture activities. This is comprised of $31 million of income (included in Other operating (income) expenses) related to the sales transactions and an income tax benefit of $1 million, offset by costs incurred related to the ongoing divestiture activities of $50 million (included in Selling, general and administrative expenses).

Assets sold in the third quarter included customer relationship intangibles of $30 million, other assets of $50 million, which consisted primarily of inventory and fixed assets, and allocated goodwill of $27 million related to the Bucyrus distribution divestiture activities.

In the second quarter of 2012, three sale transactions were completed whereby we sold portions of the Bucyrus distribution business to Finning International, WesTrac Pty Limited, a wholly owned subsidiary of Seven Group Holdings Limited, and Ferreyros S.A.A. for $306 million, $400 million and $75 million, respectively, subject to certain working capital adjustments. After-tax profit was unfavorably impacted by $8 million in the second quarter of 2012 as a result of the divestiture activities. This is comprised of $160 million of income (included in Other operating (income) expenses) related to the sales transactions, offset by costs incurred related to the divestiture activities of $57 million (included in Selling, general and administrative expenses) and income tax of $111 million.

Assets sold in the second quarter included customer relationship intangibles of $146 million, other assets of $117 million, which consisted primarily of inventory and fixed assets, and allocated goodwill of $230 million related to the Bucyrus distribution divestiture activities.

As part of these divestitures, Cat Financial provided $400 million of financing to WesTrac Pty Limited and $75 million to Ferreyros S.A.A. These loans are included in Receivables – finance and Long-term receivables – finance in the Consolidated Statement of Financial Position. Additionally, Cavill Power Products Pty Ltd. paid $5 million of the $20 million purchase price at closing. The remaining $15 million is due in the fourth quarter of 2013 and is included in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.
For the first nine months of 2012, after-tax profit was unfavorably impacted by $46 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $186 million of income (included in Other operating (income) expenses) related to the sales transactions, offset by costs incurred related to the Bucyrus distribution divestiture activities of $133 million (included in Selling, general and administrative expenses) and income tax of $99 million.

As of September 30, 2012, five divestiture transactions were classified as held for sale and are expected to close in the fourth quarter of 2012 and during 2013. Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets in the Consolidated Statement of Financial Position.

The major classes of assets and liabilities held for sale for a portion of the Bucyrus distribution business were as follows:

(Millions of dollars)	September 30, 2012	December 31, 2011

Receivables – trade and other	$—	$25
Inventories	96	109
Current assets	$96	$134

Property, plant and equipment – net	$36	$28
Intangible assets	105	186
Goodwill	168	296
Non-current assets	$309	$510

Subsequent to September 30, 2012, two sale transactions were completed whereby we sold portions of the Bucyrus distribution business to Finning International and Boyd Company, LLC, which were classified as held for sale at September 30, 2012. Additionally, a portion of the distribution business that was classified as held and used at September 30, 2012 was sold to Wagner International, LLC in November 2012.

Third Party Logistics Business Divestiture

On July 31, 2012, Platinum Equity acquired a 65 percent equity interest in Caterpillar Logistics Services LLC, the third party logistics division of our wholly owned subsidiary, Caterpillar Logistics Inc., for $541 million subject to certain working capital adjustments. The purchase price of $541 million was comprised of a $122 million equity contribution from Platinum Equity to, and third party debt raised by, Caterpillar Logistics Services LLC. The sale of the third party logistics business supports Caterpillar's increased focus on the continuing growth opportunities in its core businesses. Under the terms of the agreement, Caterpillar retained a 35 percent equity interest.

As a result of the divestiture, we recorded a pretax gain of $281 million (included in Other operating (income) expenses). In addition, we recognized $8 million of incremental incentive compensation expense. The fair value of our retained noncontrolling interest was $66 million, as determined by the $122 million equity contribution from Platinum Equity, and was included in Investments in unconsolidated affiliated companies in the Consolidated Statement of Financial Position. The disposal did not qualify as discontinued operations because Caterpillar expects significant continuing involvement through its noncontrolling interest. The financial impact of the disposal was reported in the All Other operating segment. Future results for our remaining interest will be recorded in Equity in profit (loss) of unconsolidated affiliated companies and will be reported in the All Other operating segment.

The controlling financial interest in Caterpillar Logistics Services LLC was not material to our results of operations, financial position or cash flow.

The major classes of assets and liabilities, previously classified as held for sale, that were disposed of as part of this divestiture are summarized in the following table:

(Millions of dollars)	July 31, 2012

Cash and short-term investments	$8
Receivables – trade and other	204
Prepaid expenses and other current assets	5
Inventories	8
Current assets	$225

Property, plant and equipment – net	$163
Intangible assets	1
Other assets	59
Non-current assets	$223

Accounts payable	$18
Accrued expenses	17
Accrued wages, salaries and employee benefits	15
Current liabilities	$50

Liability for postemployment benefits	$58
Other liabilities	40
Long-term liabilities	$98

20.                              Employee separation charges

In 2011, we reported employee separation charges of $112 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to the acquisition of Bucyrus. The majority of the charges were assigned to the Resource Industries segment.

For the three and nine months ended September 30, 2012, we recognized employee separation charges of $16 million and $57 million, respectively, in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to the closure of the Electro-Motive Diesel facility located in London, Ontario and separation programs in Europe. The majority of the charges were assigned to the Power Systems segment.

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

The following table summarizes the 2011 and 2012 separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2010	$22

Increase in liability (separation charges)	$112
Reduction in liability (payments and other adjustments)	(44)
Liability balance at December 31, 2011	$90

Increase in liability (separation charges)	$57
Reduction in liability (payments and other adjustments)	(123)
Liability balance at September 30, 2012	$24

The remaining liability balances as of September 30, 2012 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2012 and 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported third-quarter 2012 sales and revenues of $16.445 billion, a 5 percent increase from third-quarter 2011 sales and revenues of $15.716 billion. Profit per share for the third quarter of 2012 was $2.54, a 49 percent increase from third-quarter 2011 profit per share of $1.71. Third-quarter 2012 profit includes a pretax gain of $273 million from the sale of a majority interest in Caterpillar's third party logistics business. Profit was $1.699 billion in the quarter, an increase of 49 percent from $1.141 billion in the third quarter of 2011.

Sales and revenues for the nine months ended September 30, 2012 were $49.800 billion, up $6.905 billion, or 16 percent, from $42.895 billion for the nine months ended September 30, 2011. Profit per share for the nine months ended September 30, 2012 was $7.44 per share, an increase of $2.36 per share from a profit of $5.08 per share for the nine months ended September 30, 2011.
Profit of $4.984 billion was 47 percent higher than profit of $3.381 billion for the nine months ended September 30, 2011.

 Highlights for the third quarter of 2012 include:

▪	Third-quarter sales and revenues of $16.445 billion, an all-time third-quarter record, were 5 percent higher than the third quarter of 2011.

▪	Profit per share was $2.54 in the third quarter of 2012, an all-time third-quarter record, and was an increase of $0.83 from the third quarter of 2011.

▪	Third-quarter 2012 profit included a pretax gain of $273 million related to the sale of a majority interest in Caterpillar's third party logistics business.

▪
Machinery and Power Systems (M&PS) operating cash flow was $994 million in the third quarter of 2012, compared with $2.037 billion in the third quarter of 2011. The decrease was primarily due to unfavorable changes in working capital.

▪	M&PS debt-to-capital ratio was 38.0 percent at the end of the third quarter of 2012, down from 40.9 percent at the end of the second quarter of 2012.

▪	The liquidity position remained strong in the third quarter. Total cash on a consolidated basis was $5.7 billion, up from $5.1 billion at the end of the second quarter of 2012.

Notes:

▪	Glossary of terms is included on pages 72-74; first occurrence of terms shown in bold italics.

▪	Information on non-GAAP financial measures is included on page 83.

Consolidated Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2011

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the third quarter of 2011 (at left) and the third quarter of 2012 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and revenues were $16.445 billion in the third quarter of 2012, an increase of $729 million, or 5 percent, from the third quarter of 2011. When reviewing the change in sales and revenues, we focus on the following perspectives:

▪
Reason for the change: Sales volume improved $622 million, price realization was favorable $305 million, the net impact of acquisitions and divestitures added $36 million, and Financial Products revenues were up $13 million. Currency partially offset these increases by $247 million, primarily due to the strengthening of the U.S. dollar relative to the euro and Brazilian real. Sales of new equipment increased, and sales of aftermarket parts were about flat.

Dealer reported new machine inventory increased about $400 million during the third quarter of 2012 compared with an increase of about $675 million during the third quarter of 2011. Dealer machine inventories at the end of the third quarter of 2012 are higher than historic averages relative to dealer deliveries to end users. Dealers have substantially lowered order rates below machine deliveries to end users, which we expect will result in dealer inventory reductions in the fourth quarter and continue into 2013. As a result of the anticipated reductions in dealer inventories as well as global economic conditions that are weaker than previously expected, we are lowering production in many facilities around the world. Lower production levels will continue until inventories decline and dealer order rates increase and are more in line with end-user demand.

▪
Sales by geographic region: Sales in North America were up 9 percent, sales in Asia/Pacific increased 8 percent and sales in EAME and Latin America were about flat. The increase in North America was primarily driven by improvements in the United States. Within Asia/Pacific, declines in China were more than offset by increases in Australia and other parts of Asia/Pacific. While sales in Europe were down, sales in Africa, the Middle East and CIS increased.

▪
Segment: Most of the sales and revenues increase was in Resource Industries, with sales up 13 percent from the third quarter of 2011. Power Systems' sales were up 5 percent, Construction Industries' sales were about flat, and Financial Products' revenues were up 3 percent. All Other segment sales were down 31 percent, primarily a result of the sale of a majority interest in our third party logistics business.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the third quarter of 2011 (at left) and the third quarter of 2012 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the third quarter of 2012 was $2.596 billion compared with $1.759 billion for the third quarter of 2011. The increase was primarily the result of the impact of acquisitions and divestitures, higher sales volume and improved price realization.
The improvements were partially offset by higher manufacturing costs and increased SG&A and R&D expenses. Manufacturing costs were up $259 million primarily due to higher period manufacturing costs. Period manufacturing costs include wages and benefits, depreciation and other period costs that support production. SG&A and R&D expenses increased $109 million primarily due to growth-related initiatives, increased costs to support product programs and unfavorable changes in mark-to-market deferred compensation expense.
These cost increases were partially offset by lower incentive compensation expense. Short-term incentive compensation expense related to 2012 was $130 million in the third quarter of 2012 compared with $315 million in the third quarter of 2011.
The impact of currency was favorable to profit by $81 million, as the benefit to costs of $328 million more than offset the negative impact to sales of $247 million.
The sale of a majority interest in our third party logistics business during the third quarter of 2012 resulted in a pre-tax gain, net of dealer-related costs and incremental short-term incentive compensation expense, of $273 million. The following table summarizes the impact of Bucyrus on third-quarter 2012 and 2011 results.

Impact of Bucyrus on Profit
(Millions of dollars)

Impact Excluding Divestitures Gain/(Loss)	Third Quarter 2012	Third Quarter 2011
Sales	$1,090	$1,135
Cost of goods sold	(853)	(1,019)
SG&A	(143)	(155)
R&D	(45)	(12)
Other operating income (costs)	3	(77)
Operating profit (loss)	52	(128)

Interest expense	(31)	(33)
Other income (expense)	(16)	(24)

Profit (loss) before tax	5	(185)
Income tax (provision)/benefit	(2)	48
Profit (loss) after tax of consolidated companies	3	(137)
Less: Profit (loss) attributable to noncontrolling interest	1	—
Profit/(loss)	$2	$(137)

Distribution Business Divestitures Gain/(Loss)
SG&A	$(50)	$(15)
Other operating income (costs)	31	—
Impact on operating profit (loss)	(19)	(15)
Income tax (provision)/benefit	1	6
Profit/(loss)	$(18)	$(9)

Other Profit/Loss Items

▪
Interest expense excluding Financial Products increased $17 million from the third quarter of 2011 primarily due to underwriting expense related to our debt exchange in the third quarter of 2012 and higher average borrowings.

▪	Other income/expense was expense of $17 million compared with expense of $13 million in the third quarter of 2011.

▪
The provision for income taxes in the third quarter of 2012 reflects an estimated annual effective tax rate of 30.5 percent, excluding the item discussed below, compared with 29 percent for the third quarter of 2011 and 26.5 percent for the full-year 2011. The increase from 26.5 percent to 30.5 percent is primarily due to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

The tax provision in the third quarter of 2012 also includes a negative impact of $6 million from goodwill not deductible for tax purposes related to the divestiture of portions of the Bucyrus distribution business.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Third Quarter 2012
Construction Industries[1]	$4,904	—%	$1,910	23%	$629	(23)%	$1,186	7%	$1,179	(18)%
Resource Industries[2]	5,214	13%	1,421	8%	1,001	18%	936	(4)%	1,856	27%
Power Systems[3]	5,317	5%	2,175	—%	543	2%	1,564	2%	1,035	24%
All Other Segment[4]	318	(31)%	182	(3)%	11	(45)%	68	(55)%	57	(45)%
Corporate Items and Eliminations	(14)	—	(14)		—		—		—
Machinery & Power Systems Sales	15,739	5%	5,674	9%	2,184	(1)%	3,754	—%	4,127	8%

Financial Products Segment	776	3%	420	2%	100	2%	99	(10)%	157	15%
Corporate Items and Eliminations	(70)		(46)		(7)		(6)		(11)
Financial Products Revenues	706	2%	374	(1)%	93	8%	93	(10)%	146	14%

Consolidated Sales and Revenues	$16,445	5%	$6,048	8%	$2,277	(1)%	$3,847	(1)%	$4,273	8%

Third Quarter 2011
Construction Industries[1]	$4,900		$1,549		$812		$1,104		$1,435
Resource Industries[2]	4,599		1,318		845		980		1,456
Power Systems[3]	5,075		2,173		534		1,536		832
All Other Segment[4]	461		188		20		150		103
Corporate Items and Eliminations	(12)		(12)		—		—		—
Machinery & Power Systems Sales	15,023		5,216		2,211		3,770		3,826

Financial Products Segment	757		413		98		110		136
Corporate Items and Eliminations	(64)		(37)		(12)		(7)		(8)
Financial Products Revenues	693		376		86		103		128

Consolidated Sales and Revenues	$15,716		$5,592		$2,297		$3,873		$3,954

1                 Does not include inter-segment sales of $102 million and $162 million in the third quarter 2012 and 2011, respectively.
2                  Does not include inter-segment sales of $253 million and $290 million in the third quarter 2012 and 2011, respectively.
3                   Does not include inter-segment sales of $597 million and $600 million in the third quarter 2012 and 2011, respectively.
4                   Does not include inter-segment sales of $885 million and $913 million in the third quarter 2012 and 2011, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Third Quarter 2011	Sales Volume	Price Realization	Currency	Acquisitions/Divestitures	Other	Third Quarter 2012	$ Change	% Change

Construction Industries	$4,900	$99	$32	$(127)	$—	$—	$4,904	$4	—%
Resource Industries	4,599	471	169	(33)	8	—	5,214	615	13%
Power Systems	5,075	101	79	(81)	143	—	5,317	242	5%
All Other Segment	461	(22)	—	(6)	(115)	—	318	(143)	(31)%
Corporate Items and Eliminations	(12)	(27)	25	—	—	—	(14)	(2)
Machinery & Power Systems Sales	15,023	622	305	(247)	36	—	15,739	716	5%

Financial Products Segment	757	—	—	—	—	19	776	19	3%
Corporate Items and Eliminations	(64)	—	—	—	—	(6)	(70)	(6)
Financial Products Revenues	693	—	—	—	—	13	706	13	2%

Consolidated Sales and Revenues	$15,716	$622	$305	$(247)	$36	$13	$16,445	$729	5%

Operating Profit by Segment
(Millions of dollars)	Third Quarter 2012	Third Quarter 2011	$ Change	% Change
Construction Industries	$459	$496	$(37)	(7)%
Resource Industries	1,113	745	368	49%
Power Systems	943	794	149	19%
All Other Segment	482	234	248	106%
Corporate Items and Eliminations	(512)	(589)	77
Machinery & Power Systems	2,485	1,680	805	48%

Financial Products Segment	190	145	45	31%
Corporate Items and Eliminations	(9)	—	(9)
Financial Products	181	145	36	25%
Consolidating Adjustments	(70)	(66)	(4)
Consolidated Operating Profit	$2,596	$1,759	$837	48%

Construction Industries
Construction Industries' sales were $4.904 billion in the third quarter of 2012, about flat compared with the third quarter of 2011.
Higher sales in North America and EAME were about offset by declines in Asia/Pacific and Latin America. Sales for both new equipment and aftermarket parts were about flat.
While sales overall were about flat with the third quarter of 2011, volume and price realization were slightly favorable but were about offset by the unfavorable impact of currency.
Construction Industries' profit of $459 million in the third quarter of 2012 was slightly lower than the $496 million in the third quarter of 2011.

Resource Industries
Resource Industries' sales were $5.214 billion in the third quarter of 2012, an increase of $615 million, or 13 percent, from the third quarter of 2011. The sales increase was primarily due to higher sales volume and improved price realization. Sales increases for new equipment more than offset slightly lower sales of aftermarket parts.
Over the past two years we have added capacity for mining products to better align production with expected demand. As a result of the increase in production capability, coupled with our existing mining order backlog, sales were higher than the third quarter of 2011. While sales were up in the quarter compared with the third quarter of 2011, new orders declined significantly. Slow global growth and commodity prices that are off their 2012 highs have resulted in some reductions, delays and cancellation of orders for mining products.

Bucyrus, which was acquired on July 8, 2011, had sales of $1.090 billion in the third quarter of 2012 compared with $1.135 billion in third quarter of 2011.
Resource Industries' profit of $1.113 billion in the third quarter of 2012 was $368 million higher than the third quarter of 2011. Acquisitions and divestitures were favorable $150 million, primarily due to Bucyrus acquisition-related costs in the third quarter of 2011.
Excluding acquisitions and divestitures, Resource Industries' profit increased by $218 million, primarily due to higher sales volume and improved price realization. The improvement was partially offset by higher manufacturing costs primarily related to increased production volume.

Power Systems
Power Systems' sales were $5.317 billion in the third quarter of 2012, an increase of $242 million, or 5 percent, from the third quarter of 2011. The improvement was the result of the acquisition of MWM Holding GmbH (MWM), higher volume and improved price realization, partially offset by the impact of currency.
Excluding the acquisition of MWM, Power Systems' sales were about flat. Sales increased in Asia/Pacific and were partially offset by decreases in EAME. Worldwide demand for energy, at prices that encouraged investment, resulted in higher sales of engines and turbines for petroleum applications. Sales for electric power products also increased due to higher demand for large applications. These increases were offset by lower sales for industrial power applications.
Power Systems' profit was $943 million in the third quarter of 2012 compared with $794 million in the third quarter of 2011. The increase was primarily due to higher sales volume, which includes the impact of a favorable mix of products, and improved price realization. The improvements were partially offset by increased SG&A and R&D expenses. Manufacturing costs were about flat.
MWM, acquired during the fourth quarter of 2011, added sales of $143 million, primarily in EAME, and increased segment profit by $17 million.

Financial Products Segment
Financial Products' revenues were $776 million, an increase of $19 million, or 3 percent, from the third quarter of 2011. The increase was primarily due to the favorable impact from higher average earning assets, partially offset by an unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases.
Financial Products' profit was $190 million in the third quarter of 2012, compared with $145 million in the third quarter of 2011. The increase was primarily due to a $26 million favorable impact from higher average earning assets and an $18 million favorable impact due to lower claims experience at Cat Insurance.
At the end of the third quarter of 2012, past dues at Cat Financial were 2.80 percent compared with 3.35 percent at the end of the second quarter of 2012, 2.89 percent at the end of 2011 and 3.54 percent at the end of the third quarter of 2011. Past dues improved in all geographical regions. Write-offs, net of recoveries, were $29 million for the third quarter of 2012, down from $50 million for the third quarter of 2011.
As of September 30, 2012, Cat Financial's allowance for credit losses totaled $404 million or 1.47 percent of net finance receivables, compared with $369 million or 1.47 percent of net finance receivables at year-end 2011. The allowance for credit losses as of September 30, 2011, was $362 million or 1.49 percent of net finance receivables.

All Other Segment
All Other segment includes groups that provide services such as component manufacturing, remanufacturing and logistics to both Caterpillar and external customers. The increase in profit from the third quarter of 2011 was primarily due to the gain from the sale of a majority interest in our third party logistics business.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $521 million in the third quarter of 2012, a decrease of $68 million from the third quarter of 2011. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences, as segment profit is reported using annual fixed exchange rates; and inter-segment eliminations.

The decrease in expense from the third quarter of 2011 was primarily due to the favorable impact from currency differences, partially offset by unfavorable changes in mark-to-market deferred compensation expense, increased corporate costs and timing differences.

NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2011

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the nine months ended September 30, 2011 (at left) and the nine months ended September 30, 2012 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $49.800 billion for the nine months ended September 30, 2012, an increase of $6.905 billion, or 16 percent, from the nine months ended September 30, 2011. When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reason for the change: Sales volume improved $3.714 billion, the net impact of acquisitions and divestitures was $2.552 billion, price realization was favorable $1.110 billion and Financial Products revenues increased $29 million. Currency partially offset these increases by $500 million, primarily driven by the strengthening of the U.S. dollar relative to the euro and the Brazilian real. Sales for both new equipment and aftermarket parts increased.

•
Sales by geographic region: Excluding acquisitions and divestitures, sales increased in all geographic regions except Latin America, with the most significant improvement in North America. Sales increased in North America 18 percent, sales in Asia/Pacific improved 12 percent, and sales in EAME were favorable 6 percent. Sales in Latin America were about flat. The sales increase in North America was primarily driven by improvements in the United States. Within Asia/Pacific, increases in Australia and other parts of Asia/Pacific more than offset decreases in China. While sales in Europe were down, sales in Africa, the Middle East and CIS increased.

•
Segment: Excluding acquisitions and divestitures, a significant amount of the sales increase was in Resource Industries, with sales up 28 percent from the nine months ended September 30, 2011. Construction Industries' sales improved 7 percent, Power Systems' sales increased 6 percent, and Financial Products' revenues were about flat.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the nine months ended September 30, 2011 (at left) and the nine months ended September 30, 2012 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the nine months ended September 30, 2012 was $7.535 billion compared with $5.193 billion for the nine months ended September 30, 2011. The increase was primarily the result of higher sales volume and improved price realization. Acquisitions and divestitures favorably impacted operating profit by $716 million, primarily related to the Bucyrus acquisition and the sale of a majority interest in Caterpillar's third party logistics business.
The improvements were partially offset by higher manufacturing costs and increased SG&A and R&D expenses. Manufacturing costs were up $668 million primarily due to higher period manufacturing costs related to production volume and capacity expansion programs and increased wage and benefit costs, partially offset by lower incentive compensation expense. Freight costs also increased from the nine months ended September 30, 2011. SG&A and R&D expenses increased $284 million primarily due to growth-related initiatives, increased costs to support product programs and unfavorable changes to mark-to-market deferred compensation expense, partially offset by lower incentive compensation expense.
Short-term incentive compensation expense related to the nine months ended September 30, 2012 was about $625 million compared with about $840 million in the nine months ended September 30, 2011.
The amount of incremental operating profit we earn on incremental sales and revenues is an important performance metric. Sales and revenues increased $6.905 billion from the nine months ended September 30, 2011, compared with the nine months ended September 30, 2012, and operating profit increased $2.342 billion. The resulting incremental operating profit rate is 34 percent. Excluding acquisitions and divestitures, incremental margin was about 37 percent. Excluding acquisitions, divestitures and currency impacts, incremental margin was about 32 percent.
The following table summarizes the impact of Bucyrus on year-to-date 2012 and 2011 results.

Impact of Bucyrus on Profit
(Millions of dollars)

Impact Excluding Divestitures Gain/(Loss)	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Sales	$3,267	$1,135
Cost of goods sold	(2,447)	(1,019)
SG&A	(474)	(190)
R&D	(113)	(12)
Other operating income (costs)	(2)	(77)
Operating profit (loss)	231	(163)

Interest expense	(102)	(44)
Other income (expense)	(3)	(227)

Profit (loss) before tax	126	(434)
Income tax (provision)/benefit	(45)	136
Profit (loss) after tax of consolidated companies	81	(298)
Less: Profit (loss) attributable to noncontrolling interest	1	—
Profit/(loss)	$80	$(298)

Distribution Business Divestitures Gain/(Loss)
SG&A	$(133)	$(15)
Other operating income (costs)	186	—
Impact on operating profit (loss)	53	(15)
Income tax (provision)/benefit	(99)	6
Profit/(loss)	$(46)	$(9)

Other Profit/Loss Items

▪
Interest expense excluding Financial Products increased $63 million from the nine months ended September 30, 2011, due to long-term debt issued in 2011 relating to the acquisition of Bucyrus and underwriting expense related to our debt exchange in the third quarter of 2012.

▪
Other income/expense was income of $141 million compared with expense of $157 million in the nine months ended September 30, 2011. The change was primarily due to the absence of losses on interest rate swaps and credit facility fees associated with the debt issuance for the Bucyrus acquisition during the nine months ended September 30, 2011, and the favorable impact of commodity hedges.

▪
The provision for income taxes for the first nine months of 2012 reflects an estimated annual effective tax rate of 30.5 percent compared with 29 percent for the first nine months of 2011 and 26.5 percent for the full-year 2011, excluding the items discussed below. The increase from 26.5 percent to 30.5 percent is primarily due to expected changes in our geographic mix of profits from a tax perspective and the expiration of the U.S. research and development tax credit.

The 2012 tax provision also includes a negative impact of $81 million from goodwill not deductible for tax purposes related to the divestiture of portions of the Bucyrus distribution business. A $72 million net benefit was recorded for the first nine months of 2011 due to planned repatriation of non-U.S. earnings offset by an increase in unrecognized tax benefits.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Nine months ended September 30, 2012
Construction Industries[1]	$15,306	7%	$5,656	33%	$2,050	(10)%	$3,751	6%	$3,849	(10)%
Resource Industries[2]	15,382	45%	4,570	40%	2,567	25%	3,108	37%	5,137	72%
Power Systems[3]	15,815	10%	6,726	10%	1,652	1%	4,415	9%	3,022	16%
All Other Segment[4]	1,246	(18)%	624	(15)%	49	(36)%	347	(21)%	226	(17)%
Corporate Items and Eliminations	(38)		(38)		—		—		—
Machinery & Power Systems Sales	47,711	17%	17,538	22%	6,318	4%	11,621	13%	12,234	21%

Financial Products Segment	2,301	2%	1,253	(2)%	294	10%	304	(7)%	450	18%
Corporate Items and Eliminations	(212)		(140)		(22)		(21)		(29)
Financial Products Revenues	2,089	1%	1,113	(2)%	272	11%	283	(10)%	421	17%

Consolidated Sales and Revenues	$49,800	16%	$18,651	20%	$6,590	5%	$11,904	12%	$12,655	21%

Nine months ended September 30, 2011
Construction Industries[1]	$14,312		$4,242		$2,268		$3,546		$4,256
Resource Industries[2]	10,573		3,269		2,060		2,266		2,978
Power Systems[3]	14,442		6,128		1,641		4,059		2,614
All Other Segment[4]	1,525		735		77		440		273
Corporate Items and Eliminations	(17)		(17)		—		—		—
Machinery & Power Systems Sales	40,835		14,357		6,046		10,311		10,121

Financial Products Segment	2,251		1,274		267		328		382
Corporate Items and Eliminations	(191)		(133)		(22)		(15)		(21)
Financial Products Revenues	2,060		1,141		245		313		361

Consolidated Sales and Revenues	$42,895		$15,498		$6,291		$10,624		$10,482

1                 Does not include inter-segment sales of $355 million and $433 million for the nine months ended September 30, 2012 and 2011, respectively.
2                  Does not include inter-segment sales of $909 million and $848 million for the nine months ended September 30, 2012 and 2011, respectively.
3                   Does not include inter-segment sales of $1,952 million and $1,695 million for the nine months ended September 30, 2012 and 2011, respectively.
4                   Does not include inter-segment sales of $2,719 million and $2,548 million for the nine months ended September 30, 2012 and 2011, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Nine months ended Sept. 30, 2011	Sales Volume	Price Realization	Currency	Acquisitions/Divestitures	Other	Nine months ended Sept. 30, 2012	$ Change	% Change

Construction Industries	$14,312	$1,005	$232	$(243)	$—	$—	$15,306	$994	7%
Resource Industries	10,573	2,113	583	(72)	2,185	—	15,382	4,809	45%
Power Systems	14,442	810	248	(167)	482	—	15,815	1,373	10%
All Other Segment	1,525	(146)	(1)	(17)	(115)	—	1,246	(279)	(18)%
Corporate Items and Eliminations	(17)	(68)	48	(1)	—	—	(38)	(21)
Machinery & Power Systems Sales	40,835	3,714	1,110	(500)	2,552	—	47,711	6,876	17%

Financial Products Segment	2,251	—	—	—	—	50	2,301	50	2%
Corporate Items and Eliminations	(191)	—	—	—	—	(21)	(212)	(21)
Financial Products Revenues	2,060	—	—	—	—	29	2,089	29	1%

Consolidated Sales and Revenues	$42,895	$3,714	$1,110	$(500)	$2,552	$29	$49,800	$6,905	16%

Operating Profit by Segment
(Millions of dollars)	Nine months ended September 30, 2012	Nine months ended September 30, 2011	$ Change	% Change
Construction Industries	$1,763	$1,522	$241	16%
Resource Industries	3,707	2,337	1,370	59%
Power Systems	2,737	2,230	507	23%
All Other Segment	888	601	287	48%
Corporate Items and Eliminations	(1,907)	(1,736)	(171)
Machinery & Power Systems	7,188	4,954	2,234	45%

Financial Products Segment	583	453	130	29%
Corporate Items and Eliminations	(24)	(26)	2
Financial Products	559	427	132	31%
Consolidating Adjustments	(212)	(188)	(24)
Consolidated Operating Profit	$7,535	$5,193	$2,342	45%

Construction Industries
Construction Industries' sales were $15.306 billion in the nine months ended September 30, 2012, an increase of $994 million, or 7 percent, from the nine months ended September 30, 2011. Sales increased in North America and EAME and declined in Asia/Pacific and Latin America. While sales for both new equipment and aftermarket parts improved, the more significant increase was for new equipment.
Improvements in construction activity, primarily in North America, led to higher sales of construction equipment. Despite the increase in our machine sales in North America, construction activity in the United States and other developed countries is still well below prior peaks.
Construction Industries' sales were lower in Asia/Pacific, where a large decrease in China more than offset increases in other Asia/Pacific countries. China's austerity policies caused machine demand to peak in the first half of 2011, making the first half of 2011 in China a strong sales period.
Construction Industries' profit was $1.763 billion in the nine months ended September 30, 2012 compared with $1.522 billion in the nine months ended September 30, 2011. The increase in profit was primarily due to higher sales volume and improved price realization, partially offset by the negative impact of currency and higher period manufacturing costs.

Resource Industries
Resource Industries' sales were $15.382 billion for the nine months ended September 30, 2012, an increase of $4.809 billion, or

45 percent, from the nine months ended September 30, 2011. The sales increase was due to acquisitions, primarily Bucyrus, and higher sales volume in all regions of the world. While sales volume for both new equipment and aftermarket parts improved, the more significant increase was for new equipment.
Over the past two years we have added capacity for mining products to better align production with expected demand. As a result of the increase in production capability, coupled with our existing mining order backlog, sales in the nine months ended September 30, 2012 were higher than sales in the nine months ended September 30, 2011. While sales were up, new orders declined significantly. Slow global growth and commodity prices that are off their 2012 highs have resulted in some reductions, delays and cancellation of orders for mining products.
Bucyrus, which was acquired on July 8, 2011, had sales of $3.267 billion for the nine months ended September 30, 2012, with $913 million in North America, $509 million in Latin America, $606 million in EAME and $1.239 billion in Asia/Pacific.
Resource Industries' profit of $3.707 billion in the nine months ended September 30, 2012 was significantly higher than profit of $2.337 billion for the nine months ended September 30, 2011. Acquisitions and divestitures were favorable $491 million, primarily due to Bucyrus.
Excluding acquisitions and divestitures, Resource Industries' profit increased by $879 million, primarily due to higher sales volume, which includes the impact of an unfavorable mix of products, and improved price realization. These improvements were partially offset by higher manufacturing costs primarily related to increased production volume.

Power Systems
Power Systems' sales were $15.815 billion in the nine months ended September 30, 2012, an increase of $1.373 billion, or 10 percent, compared to the nine months ended September 30, 2011. The improvement was the result of higher sales volume, the acquisition of MWM and improved price realization. The sales volume increase occurred primarily in North America.
Excluding acquisitions, worldwide demand for energy, at prices that encourage continued investment, resulted in higher sales of engines and turbines for petroleum applications. Sales of our rail products and services, primarily locomotives, increased due to higher demand. These increases were partially offset by lower sales for industrial and electric power generation due to lower end-user demand.
Power Systems' profit was $2.737 billion in the nine months ended September 30, 2012, compared with $2.230 billion in the nine months ended September 30, 2011. The increase was primarily due to higher sales volume, which includes the impact of a favorable mix of products, and improved price realization. The improvements were partially offset by increased manufacturing, SG&A and R&D expenses.
MWM, acquired during the fourth quarter of 2011, added sales of $482 million, primarily in EAME, and was about neutral to profit.

Financial Products Segment
Financial Products' revenues were $2.301 billion in the first nine months of 2012, an increase of $50 million, or 2 percent, from the first nine months of 2011. The increase was primarily due to the favorable impact from higher average earning assets and an increase in Cat Insurance revenues. These increases were partially offset by unfavorable impacts from lower average financing rates on new and existing finance receivables and operating leases and gains/losses on returned or repossessed equipment.
Financial Products' profit was $583 million in the first nine months of 2012 compared with $453 million in the first nine months of 2011. The increase was primarily due to a $57 million favorable impact from higher average earning assets, a $53 million favorable impact due to lower claims experience at Cat Insurance and a $32 million decrease in provision expense at Cat Financial. These increases were partially offset by a $21 million unfavorable impact from gains/losses on returned or repossessed equipment.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.931 billion in the nine months ended September 30, 2012, an increase of $169 million from the nine months ended September 30, 2011. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences, as segment profit is reported using annual fixed exchange rates; and inter-segment eliminations.
Corporate-level expenses and expense from timing and other methodology differences increased from the nine months ended September 30, 2011. Changes in mark-to-market deferred compensation expense were also unfavorable. These items were partially offset by favorable currency differences. Segment profit for 2012 is based on fixed exchange rates set at the beginning of 2012, while segment profit for 2011 is based on fixed exchange rates set at the beginning of 2011. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit. The favorable impact included in corporate items and eliminations related to currency was primarily due to actual exchange rates in the first nine months of 2012 being favorable compared with 2012 fixed exchange rates.

ACQUISITIONS AND DIVESTITURES

ERA Mining Machinery Limited

During the second quarter of 2012, Caterpillar, through its wholly-owned subsidiary Caterpillar (Luxembourg) Investment Co. S.A., completed a tender offer to acquire the issued shares of ERA Mining Machinery Limited (Siwei), including its wholly-owned subsidiary Zhengzhou Siwei Mechanical Manufacturing Co., Ltd. Substantially all of the issued shares of Siwei, a public company listed on the Hong Kong Exchange, were acquired at the end of May 2012 and approximately one percent of the issued shares remained outstanding and unacquired as of September 30, 2012. Siwei primarily designs, manufactures, sells and supports underground coal mining equipment in mainland China and is known for its expertise in manufacturing mining roof support equipment. The acquisition supports Caterpillar's long-term commitment to invest in China in order to support our growing base of Chinese customers and will further expand our underground mining business both inside and outside of China.

The tender offer allowed Siwei shareholders to choose between two types of consideration in exchange for their shares. The alternatives were either cash consideration of HK$0.88 or a HK$1.00 loan note issued by Caterpillar (Luxembourg) Investment Co. S.A. to the former shareholders of Siwei that will entitle the holder to receive on redemption a minimum of HK$0.75 up to a maximum of HK$1.15 depending on Siwei's consolidated gross profit for 2012 and 2013. Approximately 4 billion Siwei shares were tendered for the cash alternative and approximately 1.6 billion Siwei shares were tendered for the loan note alternative. The preliminary purchase price of approximately $690 million was comprised of net cash paid of approximately $453 million ($475 million in cash paid for shares and to cancel share options less cash acquired of $22 million), the fair value of the loan notes of $169 million, approximately $155 million of assumed third-party short term borrowings, a loan and interest payable to Caterpillar from Siwei of $51 million, less restricted cash acquired of approximately $138 million. The noncontrolling interest for the outstanding shares not tendered was approximately $7 million.

The transaction was financed with available cash and included the issuance of loan notes to the former shareholders of Siwei, which have a debt component and a portion that is contingent consideration. The $169 million fair value of the loan notes is comprised of $152 million of debt representing the minimum redemption amount payable in April 2013 and $17 million in contingent consideration representing the portion of the redemption amount conditionally payable in April 2013 or April 2014. The contingent consideration will be remeasured each reporting period at its estimated fair value with any adjustment included in Other operating (income) expenses in the Consolidated Results of Operations. As of September 30, 2012, there has been no adjustment to the contingent consideration.

Tangible assets acquired of $659 million, recorded at their fair values, primarily include cash of $22 million, restricted cash of $138 million, receivables of $213 million, inventory of $94 million and property, plant and equipment of $112 million. Finite-lived intangible assets acquired of $194 million were primarily related to customer relationships and also included trade names. The finite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of approximately 15 years. Liabilities assumed of $592 million, recorded at their fair values, primarily included accounts payable of $342 million, third-party short term borrowings of $155 million and accrued expenses of $50 million. Additionally, deferred tax liabilities were $36 million. Goodwill of $476 million, substantially all of which is non-deductible for income tax purposes, represents the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. Factors that contributed to a purchase price resulting in the recognition of goodwill include expected cost savings primarily from increased purchasing power for raw materials and a reduction in other manufacturing input costs, expanded underground mining equipment sales opportunities in China and internationally, along with the acquired assembled workforce. These values represent a preliminary allocation of the purchase price subject to finalization of post-closing procedures. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Resource Industries segment in Note 14. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

In October 2012, the remaining shares of Siwei common stock were acquired for approximately $7 million in cash.

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

As portions of the Bucyrus distribution business are sold or classified as held for sale, they will not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows from the Caterpillar dealers after the divestitures. The gain or loss on disposal, along with the continuing operations of these disposal groups, will be reported in the Resource Industries segment. Goodwill will be allocated to each disposal group using the relative fair value method. The value of the customer relationship intangibles related to each portion of the Bucyrus distribution business to be sold will be included in the disposal groups. The disposal groups will be recorded at the lower of their carrying value or fair value less cost to sell. No impairments were recorded in the third quarter of 2012. In the second quarter of 2012, we recorded a goodwill impairment for $27 million related to a disposal group being sold to one of the Caterpillar dealers. After the goodwill impairment, the carrying value of the disposal group was lower than its fair value less costs to sell. Fair value was determined based upon the negotiated sales price. The impairment was recorded in Other operating (income) expenses and included in the Resource Industries segment.

In the third quarter of 2012, four sale transactions were completed whereby we sold portions of the Bucyrus distribution business to Barloworld South Africa Proprietary Limited, Toromont Industries Ltd., Hewitt Equipment Limited, and Cavill Power Products Pty Ltd. for $126 million, $18 million, $28 million and $20 million, respectively, subject to certain working capital adjustments. After-tax profit was unfavorably impacted by $18 million in the third quarter of 2012 as a result of the ongoing divestiture activities. This is comprised of $31 million of income (included in Other operating (income) expenses) related to the sales transactions and an income tax benefit of $1 million, offset by costs incurred related to the ongoing divestiture activities of $50 million (included in Selling, general and administrative expenses).

Assets sold in the third quarter included customer relationship intangibles of $30 million, other assets of $50 million, which consisted primarily of inventory and fixed assets, and allocated goodwill of $27 million related to the Bucyrus distribution divestiture activities.

In the second quarter of 2012, three sale transactions were completed whereby we sold portions of the Bucyrus distribution business to Finning International, WesTrac Pty Limited, a wholly owned subsidiary of Seven Group Holdings Limited, and Ferreyros S.A.A. for $306 million, $400 million and $75 million, respectively, subject to certain working capital adjustments. After-tax profit was unfavorably impacted by $8 million in the second quarter of 2012 as a result of the divestiture activities. This is comprised of $160 million of income (included in Other operating (income) expenses) related to the sales transactions, offset by costs incurred related to the divestiture activities of $57 million (included in Selling, general and administrative expenses) and income tax of $111 million.

Assets sold in the second quarter included customer relationship intangibles of $146 million, other assets of $117 million, which consisted primarily of inventory and fixed assets, and allocated goodwill of $230 million related to the Bucyrus distribution divestiture activities.

As part of these divestitures, Cat Financial provided $400 million of financing to WesTrac Pty Limited and $75 million to Ferreyros S.A.A. These loans are included in Receivables – finance and Long-term receivables – finance in the Consolidated Statement of Financial Position. Additionally, Cavill Power Products Pty Ltd. paid $5 million of the $20 million purchase price at closing. The remaining $15 million is due in the fourth quarter of 2013 and is included in Long-term receivables – trade and other in the Consolidated Statement of Financial Position.
For the first nine months of 2012, after-tax profit was unfavorably impacted by $46 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $186 million of income (included in Other operating (income) expenses) related to the sales transactions, offset by costs incurred related to the Bucyrus distribution divestiture activities of $133 million (included in Selling, general and administrative expenses) and income tax of $99 million.

As of September 30, 2012, five divestiture transactions were classified as held for sale and are expected to close in the fourth quarter of 2012 and during 2013. Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets in the Consolidated Statement of Financial Position.

The major classes of assets and liabilities held for sale for a portion of the Bucyrus distribution business were as follows:

(Millions of dollars)	September 30, 2012	December 31, 2011

Receivables – trade and other	$—	$25
Inventories	96	109
Current assets	$96	$134

Property, plant and equipment – net	$36	$28
Intangible assets	105	186
Goodwill	168	296
Non-current assets	$309	$510

Subsequent to September 30, 2012, two sale transactions were completed whereby we sold portions of the Bucyrus distribution business to Finning International and Boyd Company, LLC, which were classified as held for sale at September 30, 2012. Additionally, a portion of the distribution business that was classified as held and used at September 30, 2012 was sold to Wagner International, LLC in November 2012.

Third Party Logistics Business Divestiture

On July 31, 2012, Platinum Equity acquired a 65 percent equity interest in Caterpillar Logistics Services LLC, the third party logistics division of our wholly owned subsidiary, Caterpillar Logistics Inc., for $541 million subject to certain working capital adjustments. The purchase price of $541 million was comprised of a $122 million equity contribution from Platinum Equity to, and third party debt raised by, Caterpillar Logistics Services LLC. The sale of the third party logistics business supports Caterpillar's increased focus on the continuing growth opportunities in its core businesses. Under the terms of the agreement, Caterpillar retained a 35 percent equity interest.

As a result of the divestiture, we recorded a pretax gain of $281 million (included in Other operating (income) expenses). In addition, we recognized $8 million of incremental incentive compensation expense. The fair value of our retained noncontrolling interest was $66 million, as determined by the $122 million equity contribution from Platinum Equity, and was included in Investments in unconsolidated affiliated companies in the Consolidated Statement of Financial Position. The disposal did not qualify as discontinued operations because Caterpillar expects significant continuing involvement through its noncontrolling interest. The financial impact of the disposal was reported in the All Other operating segment. Future results for our remaining interest will be recorded in Equity in profit (loss) of unconsolidated affiliated companies and will be reported in the All Other operating segment.

The controlling financial interest in Caterpillar Logistics Services LLC was not material to our results of operations, financial position or cash flow.

The major classes of assets and liabilities, previously classified as held for sale, that were disposed of as part of this divestiture are summarized in the following table:

(Millions of dollars)	July 31, 2012

Cash and short-term investments	$8
Receivables – trade and other	204
Prepaid expenses and other current assets	5
Inventories	8
Current assets	$225

Property, plant and equipment – net	$163
Intangible assets	1
Other assets	59
Non-current assets	$223

Accounts payable	$18
Accrued expenses	17
Accrued wages, salaries and employee benefits	15
Current liabilities	$50

Liability for postemployment benefits	$58
Other liabilities	40
Long-term liabilities	$98

GLOSSARY OF TERMS

1.
All Other Segment - Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services for Caterpillar and other companies; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. & Canada only); distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts; and the 50/50 joint venture with Navistar (NC2) until it became a wholly owned subsidiary of Navistar effective September 29, 2011. On July 31, 2012, we sold a majority interest in Caterpillar's third party logistics business.

2.	Consolidating Adjustments - Eliminations of transactions between Machinery and Power Systems and Financial Products.

3.
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

6.	EAME - A geographic region including Europe, Africa, the Middle East and the Commonwealth of Independent States (CIS).

7.	Earning Assets - Assets consisting primarily of total finance receivables net of unearned income, plus equipment on operating leases, less accumulated depreciation at Cat Financial.

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

9.	Latin America - Geographic region including Central and South American countries and Mexico.

10.	Machinery and Power Systems (M&PS) - Represents the aggregate total of Construction Industries, Resource Industries, Power Systems, and All Other Segment and related corporate items and eliminations.

11.
Machinery and Power Systems Other Operating (Income) Expenses - Comprised primarily of gains/losses on disposal of long-lived assets, long-lived asset impairment charges, pension curtailment charges and employee redundancy costs.

12.
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

13.
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

14.
Price Realization - The impact of net price changes excluding currency and new product introductions. Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

15.
Resource Industries - A segment responsible for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for large track-type tractors, large mining trucks, underground mining equipment, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, compactors, select work tools, forestry products, paving products, machinery components and electronics and control systems. In addition, Resource Industries manages areas that provide services to other parts of the company, including integrated manufacturing, research and development and coordination of the Caterpillar Production System. On July 8, 2011, the acquisition of Bucyrus International, Inc. was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for electric rope shovels, draglines, hydraulic shovels, drills, highwall miners and electric drive off-highway trucks to Resource Industries. In addition, Resource Industries segment profit includes Bucyrus acquisition-related costs and the impact from divestiture of the former Bucyrus distribution businesses. On June 6, 2012, the acquisition of ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical & Electrical Manufacturing Co., Ltd., commonly known as (“Siwei”), was completed. This added the responsibility for business strategy, product design, product management and development, manufacturing, marketing and sales and product support for underground coal mining equipment to Resource Industries.

16.
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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Power Systems operations. Funding for these businesses is also provided by commercial paper and long-term debt issuances. Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the third quarter of 2012, we experienced favorable liquidity conditions globally in both our Machinery and Power Systems and Financial Products' operations. On a consolidated basis, we ended third quarter of 2012 with $5.69 billion of cash, an increase of $2.63 billion from year-end 2011. Our cash balances are held in numerous locations throughout the world. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

Consolidated operating cash flow for the first nine months of 2012 was $3.26 billion, down from $5.52 billion for the same period a year ago. The decrease was primarily due to unfavorable changes in accounts payable, taxes paid, short-term incentive compensation and inventory. Accounts payable in the first nine months of 2011 increased significantly due to higher material purchases for continued increases in production. Inventory continued to grow during the first nine months of 2012, which negatively impacted cash flow. However, during the third quarter of 2012, material purchases have declined due to our inventory reduction efforts resulting in lower accounts payable. Also, in the first nine months of 2012, we experienced higher tax payments and short-term incentive compensation payments. Partially offsetting these items was higher profit. See further discussion of operating cash flow under Machinery and Power Systems and Financial Products.

Total debt as of September 30, 2012 was $39.85 billion, an increase of $5.26 billion from year-end 2011. Debt related to Machinery and Power Systems increased $1.82 billion in the first nine months of 2012, primarily due to the issuance of $1.50 billion of long-term debt. On June 21, 2012, we issued $500 million of 0.950% Senior Notes due in 2015, $500 million of 1.500% Senior notes due in 2017, and $500 million of 2.600% of Senior Notes due in 2022. The Notes are unsecured obligations of Caterpillar and rank equally with all other unsecured indebtedness. This debt was issued for general corporate purposes. In addition, during the third quarter of 2012, $1.33 billion of debentures with varying interest rates and maturity dates were exchanged for $1.72 billion of 3.803% debentures due in 2042 and $179 million of cash. Debt related to Financial Products increased $3.44 billion primarily at Cat Financial, reflecting increasing portfolio balances and a higher cash position.

We have three global credit facilities with a syndicate of banks totaling $10 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery and Power Systems as of September 30, 2012 was $2.75 billion.

▪
In September 2012, we renewed the 364-day facility. The amount was increased from $2.55 billion to $3 billion (of which $0.82 billion is available to Machinery and Power Systems) and the facility now expires in September 2013.

▪
In September 2012, we amended and extended the 2010 four-year facility. The amount was increased from $2.09 billion to $2.6 billion (of which $0.72 billion is available to Machinery and Power Systems) and the facility now expires in September 2015.

▪
In September 2012, we amended and extended the 2011 five-year facility. The amount was increased from $3.86 billion to $4.4 billion (of which $1.21 billion is available to Machinery and Power Systems) and the facility now expires in September 2017.

At September 30, 2012, Caterpillar's consolidated net worth was $24.39 billion, which was above the $9 billion required under the Credit Facility.  The consolidated net worth is defined as the consolidated stockholder's equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At September 30, 2012, Cat Financial's covenant interest coverage ratio was 1.69 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at September 30, 2012, Cat Financial's covenant leverage ratio was 8.70 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At September 30, 2012, there were no borrowings under the Credit Facility.

Our total credit commitments as of September 30, 2012 were:

	September 30, 2012
(Millions of dollars)	Consolidated	Machinery and Power Systems	Financial Products
Credit lines available:
Global credit facilities	$10,000	$2,750	$7,250
Other external	4,749	796	3,953
Total credit lines available	14,749	3,546	11,203
Less: Commercial paper outstanding	(3,544)	—	(3,544)
Less: Utilized credit	(2,440)	(434)	(2,006)
Available credit	$8,765	$3,112	$5,653

Other consolidated credit lines with banks as of September 30, 2012 totaled $4.75 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

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

Machinery and Power Systems
Net cash provided by operating activities was $2.51 billion in the first nine months of 2012, compared with $6.15 billion for the same period in 2011. The decline was primarily due to unfavorable changes in accounts payable, receivables, taxes paid, short-term incentive compensation and inventory. Accounts payable in the first nine months of 2011 increased significantly due to higher material purchases for continued increases in production. Inventory continued to grow during the first nine months of 2012, which negatively impacted cash flow. However, during the third quarter of 2012, material purchases have declined due to our inventory reduction efforts resulting in lower accounts payable. Receivables decreased during the first nine months of 2011 due to increased sales of receivables to Cat Financial to support acquisitions. We continued to benefit from the sale of receivables in the first nine months of 2012, but the change was not significant. In the first nine months of 2012, we experienced higher tax payments and short-term incentive compensation payments. Partially offsetting these items was higher profit.
Net cash used for investing activities in the first nine months of 2012 was $1.32 billion compared with net cash used for investing activities of $7.97 billion in the first nine months of 2011. Cash used for acquisitions was higher during the first nine months of

2011 primarily due to the acquisition of Bucyrus. Cash proceeds from divestitures were higher during the first nine months of 2012 due to the sale of a majority interest in our third party logistics business and portions of the Bucyrus distribution business. Partially offsetting these items was the absence of 2011 loan repayments from Cat Financial and higher capital expenditures in the first nine months of 2012.

Net cash provided by financing activities in the first nine months of 2012 was $371 million compared with net cash provided by financing activities of $1.74 billion in the first nine months of 2011. The change was primarily due to higher net inflows related to the issuance and repayment of long-term debt associated with Bucyrus in 2011 and the redemption of the remaining 33 percent interest of Cat Japan in the second quarter of 2012.

Our priorities for the use of cash are maintaining a strong financial position that helps maintain our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position - A key measure of Machinery and Power Systems' financial strength used by both management and our credit rating agencies is Machinery and Power Systems' debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year, redeemable noncontrolling interest and long-term debt due after one year (debt) divided by the sum of debt (including redeemable noncontrolling interest) and stockholders' equity. Debt also includes borrowings from Financial Products. The debt-to-capital ratio for Machinery and Power Systems was 38.0 percent at September 30, 2012, within our target range of 30 to 45 percent, compared with 42.7 percent at December 31, 2011. Profit during the first nine months of 2012 was the primary contributor to the reduction in the debt-to-capital ratio, partially offset by the $1.5 billion debt issuance in June 2012.

Capital to support growth - Capital expenditures during first nine months of 2012 were $2.32 billion, an increase of $739 million compared with the first nine months of 2011. We now expect capital expenditures for 2012 to be less than our initial expectations of $4 billion. During the second quarter of 2012, we completed the acquisition of Siwei. The acquisition was funded with available cash and included the issuance of loan notes to the former shareholders of Siwei, which have a debt component and a portion that is contingent consideration. The preliminary purchase price of approximately $690 million is comprised of net cash paid of approximately $453 million ($475 million in cash paid for shares and to cancel share options less cash acquired of $22 million), the fair value of the loan notes of $169 million, approximately $155 million of assumed third-party short term borrowings, a loan and interest payable to Caterpillar from Siwei of $51 million, less restricted cash acquired of approximately $138 million.

Appropriately funded employee benefit plans - We made $195 million and $488 million of contributions to our pension plans during the three and nine months ended September 30, 2012, respectively. We currently anticipate full-year 2012 contributions of approximately $1 billion, of which $625 million are required contributions. We made $105 million and $340 million of contributions to our pension plans during the three months and nine months ended September 30, 2011, respectively.

Paying dividends - Dividends paid totaled $937 million in the first nine months of 2012, representing 46 cents per share paid in the first and second quarters and 52 cents per share paid in the third quarter. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs, and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.

Common stock repurchases - Pursuant to the February 2007 Board-authorized stock repurchase program, $3.8 billion of the $7.5 billion authorized was spent through 2008.  In December 2011, the Board of Directors extended the authorization for the $7.5 billion stock repurchase program through December 31, 2015. We have not repurchased stock under the program since 2008. Basic shares outstanding as of September 30, 2012 were 654 million.

Financial Products
Financial Products operating cash flow was $898 million through the first nine months of 2012, compared with $891 million for the same period a year ago.  Net cash used for investing activities through the first nine months of 2012 was $3.12 billion, compared with $1.74 billion for the same period in 2011. The change was primarily due to more net cash used for finance receivables and expenditures for equipment leased to others due to increased growth in Cat Financial's portfolio. Net cash provided by financing activities was $3.41 billion through the first nine months of 2012, compared with $618 million for the same period in 2011. The change was primarily related to higher funding requirements, an increase in Cat Financial's cash position and the impact of net intercompany borrowings.

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

Post-sale discount reserve — We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $1.05 billion and $937 million as of September 30, 2012 and December 31, 2011 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

Global Workforce

Caterpillar worldwide full-time employment was 129,113 at the end of the third quarter of 2012 compared with 121,513 at the end of the third quarter of 2011, an increase of 7,600 full-time employees. The flexible workforce decreased by 2,954 for a net increase in the global workforce of 4,646.

The increase was a result of growth and acquisitions, partially offset by divestitures. Acquisitions, primarily Siwei and MWM, added 5,977 people to the global workforce. Divestitures related to the sale of Caterpillar's third party logistics business and a portion of the Bucyrus distribution business decreased the global workforce by 7,353.

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

Retirement Benefits

We recognized pension expense of $180 million and $542 million for the three and nine months ended September 30, 2012, as compared to $164 million and $491 million for the three and nine months ended September 30, 2011. The increase in expense was due to higher amortization of net actuarial losses due to lower discount rates at the end of 2011 and asset losses in 2011. In addition, the 2012 expense includes $10 million of special termination benefits recognized in February 2012 related to the closure of the Electro-Motive Diesel facility (discussed below), $7 million of curtailment expense recognized in August 2012 due to changes in our hourly U.S. pension plan (discussed below) and $6 million of settlement losses recognized in July 2012 due to the disposal of the third party logistics business. The increase in expense was partially offset by higher amortization of asset gains from 2009 and 2010. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today’s dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of asset return for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of September 30, 2012, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $8.61 billion.  The majority of the actuarial losses are due to lower discount rates, plan asset losses and losses from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $71 million and $174 million for the three and nine months ended September 30, 2012, as compared to $81 million and $241 million for the three and nine months ended September 30, 2011.  The decrease in expense was primarily the result of curtailment gains of $40 million of which $37 million is related to the closure of the Electro-Motive Diesel facility discussed below.  In addition, actuarial losses that were recognized in Accumulated other comprehensive income (loss) for other postretirement benefit plans were $1.41 billion at September 30, 2012. These losses reflect several years of declining discount rates, changes in our health care trend assumption and plan asset losses, partially offset by gains from lower than expected health care costs.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the plans. For other postretirement benefit plans in which all or almost all of the plan's participants are fully eligible for benefits under the plan, the losses are amortized using the straight-line method over the remaining life expectancy of those participants. At the end of 2011, the average remaining service period of active employees or life expectancy for fully eligible employees was 11 years for our U.S. pension plans, 13 years for our non-U.S. pension plans and 10 years for other postretirement benefit plans. We expect our amortization of net actuarial losses to increase approximately $70 million in 2012 as compared to 2011, primarily due to a decrease in discount rates and losses on plan assets during 2011, partially offset by higher amortization of plan asset gains from 2009 and 2010.

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain in the first quarter. This excludes a $21 million loss of a third-party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees. As a result, a net gain of $6 million related to the facility closure was recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

In August 2012, we announced changes to our U.S. hourly pension plan, which impacted certain hourly employees. For impacted employees, pension benefit accruals will freeze on January 1, 2013 or January 1, 2016, at which time employees will become eligible for various provisions of company sponsored 401(k) plans including a matching contribution and an annual employer contribution. The plan changes resulted in a curtailment and required a remeasurement as of August 31, 2012. The curtailment and the remeasurement resulted in a net increase in our Liability for postemployment benefits of $243 million and a net loss of $153 million, net of tax, recognized in Accumulated other comprehensive income (loss). The increase in the liability was primarily due to a decline in the discount rate. Also, the curtailment resulted in expense of $7 million which was recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

Accounting guidance requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Based on lower discount rates (which are approximately 3.6 percent for our U.S. plans), we would be required to recognize an increase in our underfunded status of approximately $1.9 billion at December 31, 2012. This would result in an increase in our Liability for postemployment benefits of approximately $1.9 billion and a decrease in Accumulated other comprehensive income (loss) of approximately $1.2 billion, net of tax. It is difficult to predict the adjustment amount, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination will only be known on the measurement date, which is December 31, 2012.

We made $195 million and $488 million of contributions to our pension plans during the three and nine months ended September 30, 2012, respectively. We currently anticipate full-year 2012 contributions of approximately $1 billion, of which $625 million are required contributions. We made $105 million and $340 million of contributions to our pension plans during the three months and nine months ended September 30, 2011, respectively.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $23.1 billion at September 30, 2012 and $28.2 billion at June 30, 2012.  The decline occurred in Construction Industries, Resource Industries and Power Systems, with the most significant decrease in Resource Industries. Although dealer deliveries to end users remain up compared with 2011, Cat dealers have lowered order rates well below end-user demand to reduce their inventories and are exercising caution in light of the economic uncertainty in the world today. The dollar amount of backlog believed to be firm was approximately $29.8 billion at December 31, 2011. Of the total backlog, approximately $5.2 billion at September 30, 2012, $5.8 billion at June 30, 2012 and $4.0 billion at December 31, 2011 was not expected to be filled in the following twelve months.

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

Supplemental Consolidating Data

We are providing supplemental consolidating data for the purpose of additional analysis.  The data has been grouped as follows:

Consolidated – Caterpillar Inc. and its subsidiaries.

Machinery and Power Systems – Caterpillar defines Machinery and Power Systems as it is presented in the supplemental data as Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.  Machinery and Power Systems information relates to the design, manufacture and marketing of our products.  Financial Products information relates to the financing to customers and dealers for the purchase and lease of Caterpillar and other equipment.  The nature of these businesses is different especially with regard to the financial position and cash flow items.  Caterpillar management utilizes this presentation internally to highlight these differences.  We also believe this presentation will assist readers in understanding our business.

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

Pages 84 to 91 reconcile Machinery and Power Systems with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended September 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$15,739	$15,739	$—	$—
Revenues of Financial Products	706	—	796	(90)	[2]
Total sales and revenues	16,445	15,739	796	(90)

Operating costs:
Cost of goods sold	11,639	11,639	—	—
Selling, general and administrative expenses	1,471	1,325	153	(7)	[3]
Research and development expenses	634	634	—	—
Interest expense of Financial Products	197	—	200	(3)	[4]
Other operating (income) expenses	(92)	(344)	262	(10)	[3]
Total operating costs	13,849	13,254	615	(20)

Operating profit	2,596	2,485	181	(70)

Interest expense excluding Financial Products	129	140	—	(11)	[4]
Other income (expense)	(17)	(89)	13	59	[5]

Consolidated profit before taxes	2,450	2,256	194	—

Provision for income taxes	753	697	56	—
Profit of consolidated companies	1,697	1,559	138	—

Equity in profit (loss) of unconsolidated affiliated companies	5	5	—	—
Equity in profit of Financial Products’ subsidiaries	—	135	—	(135)	[6]

Profit of consolidated and affiliated companies	1,702	1,699	138	(135)

Less: Profit attributable to noncontrolling interests	3	—	3	—

Profit [7]	$1,699	$1,699	$135	$(135)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Nine Months Ended September 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$47,711	$47,711	$—	$—
Revenues of Financial Products	2,089	—	2,353	(264)	[2]
Total sales and revenues	49,800	47,711	2,353	(264)

Operating costs:
Cost of goods sold	35,156	35,156	—	—
Selling, general and administrative expenses	4,328	3,922	430	(24)	[3]
Research and development expenses	1,853	1,853	—	—
Interest expense of Financial Products	599	—	602	(3)	[4]
Other operating (income) expenses	329	(408)	762	(25)	[3]
Total operating costs	42,265	40,523	1,794	(52)

Operating profit	7,535	7,188	559	(212)

Interest expense excluding Financial Products	352	386	—	(34)	[4]
Other income (expense)	141	(62)	25	178	[5]

Consolidated profit before taxes	7,324	6,740	584	—

Provision for income taxes	2,314	2,146	168	—
Profit of consolidated companies	5,010	4,594	416	—

Equity in profit (loss) of unconsolidated affiliated companies	12	12	—	—
Equity in profit of Financial Products’ subsidiaries	—	408	—	(408)	[6]

Profit of consolidated and affiliated companies	5,022	5,014	416	(408)

Less: Profit attributable to noncontrolling interests	38	30	8	—

Profit [7]	$4,984	$4,984	$408	$(408)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended September 30, 2011
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$15,023	$15,023	$—	$—
Revenues of Financial Products	693	—	774	(81)	[2]
Total sales and revenues	15,716	15,023	774	(81)

Operating costs:
Cost of goods sold	11,455	11,455	—	—
Selling, general and administrative expenses	1,360	1,217	151	(8)	[3]
Research and development expenses	584	584	—	—
Interest expense of Financial Products	211	—	211	—	[4]
Other operating (income) expenses	347	87	267	(7)	[3]
Total operating costs	13,957	13,343	629	(15)

Operating profit	1,759	1,680	145	(66)

Interest expense excluding Financial Products	112	123	—	(11)	[4]
Other income (expense)	(13)	(68)	—	55	[5]

Consolidated profit before taxes	1,634	1,489	145	—

Provision for income taxes	474	437	37	—
Profit of consolidated companies	1,160	1,052	108	—

Equity in profit (loss) of unconsolidated affiliated companies	(6)	(6)	—	—
Equity in profit of Financial Products’ subsidiaries	—	104	—	(104)	[6]

Profit of consolidated and affiliated companies	1,154	1,150	108	(104)

Less: Profit attributable to noncontrolling interests	13	9	4	—

Profit [7]	$1,141	$1,141	$104	$(104)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Nine Months Ended September 30, 2011
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$40,835	$40,835	$—	$—
Revenues of Financial Products	2,060	—	2,291	(231)	[2]
Total sales and revenues	42,895	40,835	2,291	(231)

Operating costs:
Cost of goods sold	30,815	30,815	—	—
Selling, general and administrative expenses	3,716	3,287	444	(15)	[3]
Research and development expenses	1,693	1,693	—	—
Interest expense of Financial Products	623	—	624	(1)	[4]
Other operating (income) expenses	855	86	796	(27)	[3]
Total operating costs	37,702	35,881	1,864	(43)

Operating profit	5,193	4,954	427	(188)

Interest expense excluding Financial Products	289	321	—	(32)	[4]
Other income (expense)	(157)	(342)	29	156	[5]

Consolidated profit before taxes	4,747	4,291	456	—

Provision for income taxes	1,304	1,184	120	—
Profit of consolidated companies	3,443	3,107	336	—

Equity in profit (loss) of unconsolidated affiliated companies	(24)	(24)	—	—
Equity in profit of Financial Products’ subsidiaries	—	324	—	(324)	[6]

Profit of consolidated and affiliated companies	3,419	3,407	336	(324)

Less: Profit attributable to noncontrolling interests	38	26	12	—

Profit [7]	$3,381	$3,381	$324	$(324)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At September 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$5,689	$3,363	$2,326	$—
Receivables – trade and other	9,814	5,571	488	3,755	[2,3]
Receivables – finance	8,865	—	12,981	(4,116)	[3]
Deferred and refundable income taxes	1,633	1,563	70	—
Prepaid expenses and other current assets	1,088	621	480	(13)	[4]
Inventories	17,550	17,550	—	—
Total current assets	44,639	28,668	16,345	(374)

Property, plant and equipment – net	15,509	12,217	3,292	—
Long-term receivables – trade and other	1,422	197	285	940	[2,3]
Long-term receivables – finance	13,156	—	14,134	(978)	[3]
Investments in unconsolidated affiliated companies	199	199	—	—
Investments in Financial Products subsidiaries	—	4,251	—	(4,251)	[5]
Noncurrent deferred and refundable income taxes	1,873	2,315	96	(538)	[6]
Intangible assets	4,166	4,158	8	—
Goodwill	7,372	7,355	17	—
Other assets	2,205	863	1,342	—
Total assets	$90,541	$60,223	$35,519	$(5,201)

Liabilities
Current liabilities:
Short-term borrowings	$5,067	$655	$4,669	$(257)	[7]
Accounts payable	7,978	7,892	186	(100)	[8]
Accrued expenses	3,568	3,184	397	(13)	[9]
Accrued wages, salaries and employee benefits	1,764	1,734	30	—
Customer advances	3,035	3,035	—	—
Other current liabilities	2,075	1,575	508	(8)	[6]
Long-term debt due within one year	8,259	1,266	6,993	—
Total current liabilities	31,746	19,341	12,783	(378)
Long-term debt due after one year	26,526	9,051	17,516	(41)	[7]
Liability for postemployment benefits	10,708	10,708	—	—
Other liabilities	3,625	3,187	969	(531)	[6]
Total liabilities	72,605	42,287	31,268	(950)
Commitments and contingencies
Stockholders’ equity
Common stock	4,449	4,449	906	(906)	[5]
Treasury stock	(10,118)	(10,118)	—	—
Profit employed in the business	29,541	29,541	3,038	(3,038)	[5]
Accumulated other comprehensive income (loss)	(5,988)	(5,988)	205	(205)	[5]
Noncontrolling interests	52	52	102	(102)	[5]
Total stockholders’ equity	17,936	17,936	4,251	(4,251)
Total liabilities and stockholders’ equity	$90,541	$60,223	$35,519	$(5,201)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Nine Months Ended September 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$5,022	$5,014	$416	$(408)	[2]
Adjustments for non-cash items:
Depreciation and amortization	2,070	1,523	547	—
Undistributed profit of Financial Products	—	(158)	—	158	[3]
Other	(267)	(295)	(112)	140	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:	—
Receivables - trade and other	136	191	(59)	4	[4,5]
Inventories	(3,118)	(3,069)	—	(49)	[4]
Accounts payable	(334)	(342)	(2)	10	[4]
Accrued expenses	76	69	6	1	[4]
Accrued wages, salaries and employee benefits	(643)	(636)	(7)	—
Customer advances	306	306	—	—
Other assets – net	(20)	(5)	(21)	6	[4]
Other liabilities – net	34	(89)	130	(7)	[4]
Net cash provided by (used for) operating activities	3,262	2,509	898	(145)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(2,270)	(2,259)	(11)	—
Expenditures for equipment leased to others	(1,256)	(65)	(1,330)	139	[4,9]
Proceeds from disposals of leased assets and property, plant and equipment	840	154	702	(16)	[4]
Additions to finance receivables	(8,835)	—	(14,195)	5,360	[5,8,9]
Collections of finance receivables	6,567	—	11,253	(4,686)	[5,9]
Net intercompany purchased receivables	—	—	366	(366)	[5]
Proceeds from sale of finance receivables	109	—	109	—
Net intercompany borrowings	—	(203)	17	186	[6]
Investments and acquisitions (net of cash acquired)	(542)	(486)	—	(56)	[9]
Proceeds from sale of businesses and investments (net of cash sold)	1,009	1,489	—	(480)	[8]
Proceeds from sale of available-for-sale securities	243	24	219	—
Investments in available-for-sale securities	(299)	(6)	(293)	—
Other – net	82	36	46	—
Net cash provided by (used for) investing activities	(4,352)	(1,316)	(3,117)	81

Cash flow from financing activities:
Dividends paid	(937)	(937)	(250)	250	[7]
Distribution to noncontrolling interests	(5)	(5)	—	—
Common stock issued, including treasury shares reissued	41	41	—	—
Excess tax benefit from stock-based compensation	165	165	—	—
Acquisitions of redeemable noncontrolling interests	(444)	(444)	—	—
Net intercompany borrowings	—	(17)	203	(186)	[6]
Proceeds from debt issued (original maturities greater than three months)	11,632	2,015	9,617	—
Payments on debt (original maturities greater than three months)	(6,768)	(485)	(6,283)	—
Short-term borrowings – net (original maturities three months or less)	163	38	125	—
Net cash provided by (used for) financing activities	3,847	371	3,412	64
Effect of exchange rate changes on cash	(125)	(30)	(95)	—
Increase (decrease) in cash and short-term investments	2,632	1,534	1,098	—
Cash and short-term investments at beginning of period	3,057	1,829	1,228	—
Cash and short-term investments at end of period	$5,689	$3,363	$2,326	$—

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
9 Reclassification of Financial Products' payments related to Machinery and Power Systems' acquisition of Caterpillar Tohoku Limited.

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Nine Months Ended September 30, 2011
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,419	$3,407	$336	$(324)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,832	1,287	545	—
Other	558	454	(74)	178	[4]
Financial Products’ dividend in excess of profit	—	276	—	(276)	[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	(254)	764	26	(1,044)	[4,5]
Inventories	(2,716)	(2,716)	—	—
Accounts payable	1,308	1,351	12	(55)	[4]
Accrued expenses	134	149	(13)	(2)	[4]
Accrued wages, salaries and employee benefits	275	274	1	—
Customer advances	333	333	—	—
Other assets – net	(74)	(92)	53	(35)	[4]
Other liabilities – net	700	661	5	34	[4]
Net cash provided by (used for) operating activities	5,515	6,148	891	(1,524)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,515)	(1,510)	(5)	—
Expenditures for equipment leased to others	(984)	(75)	(972)	63	[4]
Proceeds from disposals of leased assets and property, plant and equipment	922	107	886	(71)	[4]
Additions to finance receivables	(7,091)	—	(12,192)	5,101	[5,9]
Collections of finance receivables	6,503	—	11,158	(4,655)	[5]
Net intercompany purchased receivables	—	—	(833)	833	[5]
Proceeds from sale of finance receivables	106	—	106	—
Net intercompany borrowings	—	600	62	(662)	[6]
Investments and acquisitions (net of cash acquired)	(7,413)	(7,413)	—	—
Proceeds from sale of business and investments (net of cash sold)	21	357	11	(347)	[9]
Proceeds from sale of available-for-sale securities	180	10	170	—
Investments in available-for-sale securities	(216)	(9)	(207)	—
Other – net	37	(39)	72	4	[7]
Net cash provided by (used for) investing activities	(9,450)	(7,972)	(1,744)	266

Cash flow from financing activities:
Dividends paid	(862)	(862)	(600)	600	[8]
Distribution to noncontrolling interests	(3)	(3)	—	—
Common stock issued, including treasury shares reissued	110	110	4	(4)	[7]
Excess tax benefit from stock-based compensation	169	169	—	—
Net intercompany borrowings	—	(62)	(600)	662	[6]
Proceeds from debt issued (original maturities greater than three months)	13,247	4,544	8,703	—
Payments on debt (original maturities greater than three months)	(8,283)	(2,203)	(6,080)	—
Short-term borrowings – net (original maturities three months or less)	(766)	43	(809)	—
Net cash provided by (used for) financing activities	3,612	1,736	618	1,258
Effect of exchange rate changes on cash	(40)	(88)	48	—
Increase (decrease) in cash and short-term investments	(363)	(176)	(187)	—
Cash and short-term investments at beginning of period	3,592	1,825	1,767	—
Cash and short-term investments at end of period	$3,229	$1,649	$1,580	$—

1 Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.
2 Elimination of Financial Products' profit after tax due to equity method of accounting.
3 Elimination of Financial Products' dividend to Machinery and Power Systems in excess of Financial Products' profit.
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

Changes in internal control over financial reporting

During the third quarter of 2012, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 12 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the third quarter 2012.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1-31, 2012	4,392	$84.26	NA	NA
August 1-31, 2012	33,286	$83.82	NA	NA
September 1-30, 2012	9,257	$83.67	NA	NA
Total	46,935	$83.83

1         Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 27 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of September 30, 2012, those plans had approximately 12,357 active participants in the aggregate.  During the third quarter of 2012, approximately 204,791 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

Item 6. Exhibits

4.1	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to Caterpillar Inc.'s Current Report on Form 8-K filed August 28, 2012).

4.2	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Caterpillar Inc.'s Current Report on Form 8-K filed August 28, 2012).

4.3
Registration Rights Agreement, dated as of August 15, 2012, by and between Caterpillar Inc. and Barclays Capital Inc., Citigroup Global Markets Inc. and RBS Securities Inc. as lead dealer managers (incorporated by reference from Exhibit 4.3 to Caterpillar Inc.'s Current Report on Form 8-K filed on August 20, 2012).

10.1
Credit Agreement (2012 364-Day Credit Agreement), dated as of September 13, 2012, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.2
Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.3
Japan Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.4
Amendment No. 2, dated as of September 13, 2012, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.5
Amendment No. 1, dated as of September 13, 2012, to the Credit Agreement (5-Year Facility), dated as of September 15, 2011, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.6	Caterpillar Inc. Supplemental Employees' Investment Plan, as amended and restated through second amendment effective July 31, 2012.

10.7	Caterpillar Inc. Supplemental Deferred Compensation Plan, as amended and restated through first amendment effective July 31, 2012.

10.8	Caterpillar Inc. Deferred Employees' Investment Plan, as amended and restated through second amendment effective July 31, 2012.

10.9	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through second amendment effective July 31, 2012.

10.10	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2006 Long-Term Incentive Plan.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2012).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

November 2, 2012	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

November 2, 2012	/s/Edward J. Rapp	Group President and Chief Financial Officer
(Edward J. Rapp)

November 2, 2012	/s/James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

November 2, 2012	/s/Jananne A. Copeland	Corporate Controller and Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to Caterpillar Inc.'s Current Report on Form 8-K filed August 28, 2012).

4.2	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Caterpillar Inc.'s Current Report on Form 8-K filed August 28, 2012).

4.3
Registration Rights Agreement, dated as of August 15, 2012, by and between Caterpillar Inc. and Barclays Capital Inc., Citigroup Global Markets Inc. and RBS Securities Inc. as lead dealer managers (incorporated by reference from Exhibit 4.3 to Caterpillar Inc.'s Current Report on Form 8-K filed on August 20, 2012).

10.1
Credit Agreement (2012 364-Day Credit Agreement), dated as of September 13, 2012, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.2
Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.3
Japan Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.4
Amendment No. 2, dated as of September 13, 2012, to the Credit Agreement (4-Year Facility), dated as of September 16, 2010, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.5
Amendment No. 1, dated as of September 13, 2012, to the Credit Agreement (5-Year Facility), dated as of September 15, 2011, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2012).

10.6	Caterpillar Inc. Supplemental Employees' Investment Plan, as amended and restated through second amendment effective July 31, 2012.

10.7	Caterpillar Inc. Supplemental Deferred Compensation Plan, as amended and restated through first amendment effective July 31, 2012.

10.8	Caterpillar Inc. Deferred Employees' Investment Plan, as amended and restated through second amendment effective July 31, 2012.

10.9	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through second amendment effective July 31, 2012.

10.10	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2006 Long-Term Incentive Plan.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended September 30, 2012).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Edward J. Rapp, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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