Form 10-K
period 2012-12-31
CATERPILLAR INC
filed 2013-02-19
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 1-768

CATERPILLAR INC.
(Exact name of Registrant as specified in its charter)

Delaware	37-0602744
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

100 NE Adams Street, Peoria, Illinois	61629
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (309) 675-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value) (1)	New York Stock Exchange
9 3/8% Debentures due March 15, 2021	New York Stock Exchange
8% Debentures due February 15, 2023	New York Stock Exchange
5.3% Debentures due September 15, 2035	New York Stock Exchange

(1)	In addition to the New York Stock Exchange, Caterpillar common stock is also listed on stock exchanges in Belgium, France, Germany, Great Britain and Switzerland.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2012, there were 653,268,696 shares of common stock of the Registrant outstanding, and the aggregate market value of the voting stock held by non-affiliates of the Registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was approximately $55.3 billion.

As of December 31, 2012, there were 655,048,493 shares of common stock of the Registrant outstanding.

Documents Incorporated by Reference

Portions of the documents listed below have been incorporated by reference into the indicated parts of this Form 10-K, as specified in the responses to the item numbers involved.

Part III	2013 Annual Meeting Proxy Statement (Proxy Statement) to be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the calendar year.
Parts I, II, IV	General and Financial Information for 2012 containing the information required by SEC Rule 14a-3 for an annual report to security holders filed as Exhibit 13 to this Form 10-K (Exhibit 13).

i

PART I

Item 1.	Business.

General

Originally organized as Caterpillar Tractor Co. in 1925 in the State of California, our company was reorganized as Caterpillar Inc. in 1986 in the State of Delaware.  As used herein, the term “Caterpillar,” “we,” “us,” “our,” or “the company” refers to Caterpillar Inc. and its subsidiaries unless designated or identified otherwise.

Overview

With 2012 sales and revenues of $65.875 billion, Caterpillar is the world’s leading manufacturer of construction and mining equipment, diesel and natural gas engines, industrial gas turbines and diesel-electric locomotives.  The company is also a leading services provider through Caterpillar Financial Services Corporation (Cat Financial), Caterpillar Remanufacturing Services and Progress Rail Services Corporation (Progress Rail).  Caterpillar is also a leading U.S. exporter.  Through a global network of independent dealers and direct sales of certain products, Caterpillar builds long-term relationships with customers around the world.

In 2010, we announced a revised strategy and reorganization of our business into strategic business units.  Currently, we have five operating segments, of which four are reportable segments and are described below.  Further information about our reportable segments, including geographic information, appears in Note 22 — “Segment information” of Exhibit 13.

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

Other information about our operations in 2012, including certain risks associated with our operations, is incorporated by reference from our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Exhibit 13.

Construction Industries

Our Construction Industries segment is primarily responsible for supporting customers using machinery in infrastructure and building construction applications.  The majority of machine sales in this segment are made in the heavy construction, general construction, mining and quarry and aggregates markets.  After a strong start for our sales of construction machinery in 2012, uncertainties in the global economy had a moderating impact on customer demand. Dealer deliveries to end users were higher compared with 2011, but dealers began reducing their inventory in the second half of 2012 to align their inventory with end-user demand. As a result, our sales of construction machinery declined slightly when compared with 2011. Although our sales were higher in North America, lower sales in other regions, including Asia/Pacific, more than offset these increases.

Customer demand for construction machinery has generally been characterized over the past decade by a shift from developed to developing economies.  Customers in developing economies often prioritize purchase price in making their investment decisions, while customers in developed economies generally weigh productivity and other performance criteria that contribute to lower lifetime owning and operating costs of a machine.  In response to increased demand in developing economies, Caterpillar has developed differentiated product offerings that target customers in those markets, including our SEM brand machines.  We believe that these customer-driven product innovations enable us to compete more effectively in developing economies. In those developed economies that are subject to diesel engine emission requirements, we continued our multi-year roll out of products designed to meet those requirements. We believe that these products have been well-received by our customers and are providing us a competitive advantage.

In response to customer demand and our expectations for industry growth, we announced significant investment programs in 2010 and 2011 to increase our production of construction machinery, especially in the United States, Brazil and Asia.  These investments are designed to better align our regional production capacity with customer demand.  In August 2012, we began production of hydraulic excavators at a new facility in Victoria, Texas that will triple our U.S. production capacity for these machines when operating at full capacity.  In light of global economic uncertainty and lower customer demand, we slowed other capacity increases and reduced production rates at several facilities. We also conducted targeted marketing programs to reduce inventory in certain markets, including China.

The competitive environment for construction machinery is characterized by some global competitors and many regional and specialized local competitors.  Examples of global competitors include Komatsu Ltd., Volvo Construction Equipment (part of the Volvo Group), CNH Global N.V., Deere & Co., Hitachi Construction Machinery Co., J.C. Bamford Ltd., Doosan Infracore Co., Ltd. and Hyundai.  As an example of regional and local competitors, our competitors in China also include LiuGong Machinery Co., Ltd., Longking Group, Sany Heavy Industry Co., Ltd., XiaGong Machinery Co. Ltd., XCMG Group, The Shandong Heavy Industry Group Co., Ltd. (Shantui Construction Machinery Co., Ltd., Strong Construction Machinery Co., Ltd., and Shandong JCM Construction Machinery Co., Ltd.), and Shandong Lingong Construction Machinery Co., Ltd. (part of Volvo Group). Each of these companies has varying product lines that compete with Caterpillar products, and each has varying degrees of regional focus.

The Construction Industries product portfolio includes the following machines and related parts:

· backhoe loaders	· compact wheel loaders	· small track-type tractors
· small wheel loaders	· track-type loaders	· medium track-type tractors
· skid steer loaders	· mini excavators	· select work tools
· multi-terrain loaders	· small, medium and large track excavators	· motor graders
· medium wheel loaders	· wheel excavators	· pipelayers

Resource Industries

The Resource Industries segment is primarily responsible for supporting customers using machinery in mine and quarry applications.  It also serves forestry, paving, tunneling, industrial and waste customers.  Our Resource Industries business was transformed by the acquisition of Bucyrus International, Inc. (Bucyrus) in July 2011, and now offers mining customers the broadest product range in the industry.  We subsequently announced our intention to transition the Bucyrus distribution business to the independent Caterpillar dealers who support mining customers.  We made significant progress integrating Bucyrus in 2012 and are working closely with our dealers to transition the distribution business, with twelve dealer transactions completed during the year.

Over the past two years, we have added capacity for mining products to better align production with expected demand. As a result of the increase in production capability, coupled with our existing mining order backlog, sales in 2012 were higher than 2011. However, in the second half of the year slow global growth and commodity prices that were off their 2012 highs resulted in some reductions, delays and cancellation of orders for mining products. We have continued our announced investments in new facilities and the expansion of existing facilities to increase capacity, but slowed the pace of these investments.  We also completed the acquisition of ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical & Electrical Manufacturing Co., Ltd (Siwei), to pursue opportunities in the Chinese mid-tier market. Our investments reflect our belief that long-term trends of urbanization and related infrastructure development will support continued long-term mining industry growth.

The competitive environment for Resource Industries consists of a few larger global competitors that compete in several of the markets that we serve and a substantial number of smaller companies that compete in a more limited range of products and/or applications or in regional markets.  Our global competitors include Komatsu Ltd., Joy Global Inc., Hitachi Construction Machinery Co., Ltd., Volvo Construction Equipment (part of Volvo Group), Atlas Copco, Wirtgen and Deere & Co. A number of Chinese companies are active in the mid-tier market, including Beijing Shougang Construction Group Co., Ltd., Chery Heavy Industry Co., Ltd., LiuGong Machinery Co., Ltd., Sany Heavy Industry Co., Ltd., XCMG Group and Zhengzhou Coal Mining Machinery Group Co., Ltd.

The Resource Industries product portfolio includes the following machines and related parts:

· electric rope shovels	· large electric drive mining trucks	· industrial swing machines
· draglines	· tunnel boring equipment	· select work tools
· hydraulic shovels	· large wheel loaders	· forestry products
· drills	· off-highway trucks	· paving products
· highwall miners	· articulated trucks	· machinery components
· underground mining equipment	· wheel tractor scrapers	· electronics and control systems
· large track-type tractors	· wheel dozers
· large mining trucks	· compactors

Power Systems

Our Power Systems segment is primarily responsible for supporting customers using reciprocating engines, turbines and related parts across industries serving electric power, industrial, petroleum and marine applications as well as rail-related businesses.  Power Systems sales increased globally in 2012, driven by increased customer demand, and included a full year of sales by MWM Holding GmbH (MWM).

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

As in our other segments, customer demand for most Power Systems products and services has increased significantly in the developing world, and we have made investments to increase our production in line with regional demand.  In 2012, we opened a new Electro-Motive Diesel, Inc. (EMD) manufacturing facility in Sete Lagoas, Brazil.  In October 2011 we acquired MWM, a leading supplier of natural gas and alternative-fuel engines, in response to increasing customer demand for sustainable power alternatives.  While sales of engines and turbines for petroleum applications increased in 2012, along with sales of our rail products and services, these increases were partially offset by lower sales for industrial and electric power generation, excluding MWM. In response to lower sales in certain markets, we announced reductions in our workforce at certain facilities. Power Systems remains focused on increasing its product offerings and further integrating its products and services to provide complete systems and solutions to its customers.

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

The competitive environment for reciprocating engines in marine, petroleum, construction, industrial, agriculture and electric power generation systems along with turbines consists of a few larger global competitors that compete in a variety of markets that Caterpillar serves, and a substantial number of smaller companies that compete in a limited-size product range, geographic region and/or application.  Principal global competitors include Cummins Inc., Tognum AG, GE Oil & Gas, GE Power & Water, Deutz AG and Wartsila Corp.  Other competitors, such as MAN Diesel & Turbo SE, Siemens Energy, Rolls Royce Group plc, Mitsubishi Heavy Industries Ltd., Volvo Penta (part of Volvo Group), Weichai Power Co., Ltd., Kirloskar Oil Engines Limited and other emerging market competitors compete in certain markets in which Caterpillar competes. An additional set of competitors, including Generac Power Systems, Inc., Kohler Co., and others, are packagers who source engines and/or other components from domestic and international suppliers and market products regionally and internationally through a variety of distribution channels.  In rail-related businesses, our global competitors include GE Transportation, Vossloh AG, Siemens AG and Alstom Transport.  We also compete with other companies on a more limited range of products, services and/or geographic regions.

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

In certain instances, Cat Financial’s operations are subject to supervision and regulation by state, federal and various foreign governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing requirements and restrictions which, among other things, (i) regulate credit granting activities and the administration of loans, (ii) establish maximum interest rates, finance charges and other charges, (iii) require disclosures to customers and investors, (iv) govern secured transactions, (v) set collection, foreclosure, repossession and other trade practices and (vi) regulate the use and reporting of information related to a borrower’s credit experience.  Cat Financial’s ability to comply with these and other governmental and legal requirements and restrictions affects its operations.

Cat Financial’s retail leases and installment sale contracts (totaling 50 percent*) include:

•
Tax leases that are classified as either operating or finance leases for financial accounting purposes, depending on the characteristics of the lease.  For tax purposes, Cat Financial is considered the owner of the equipment (14 percent*).

•
Finance (non-tax) leases, where the lessee for tax purposes is considered to be the owner of the equipment during the term of the lease, that either require or allow the customer to purchase the equipment for a fixed price at the end of the term (19 percent*).

•	Installment sale contracts, which are equipment loans that enable customers to purchase equipment with a down payment or trade-in and structure payments over time (16 percent*).

•	Governmental lease-purchase plans in the U.S. that offer low interest rates and flexible terms to qualified non-federal government agencies (1 percent*).

Cat Financial’s wholesale notes receivable, finance leases and installment sale contracts (totaling 15 percent*) include:

•	Inventory/rental programs, which provide assistance to dealers by financing their new Caterpillar inventory and rental fleets (5 percent*).

•	Short-term receivables Cat Financial purchased from Caterpillar at a discount (10 percent*).

Cat Financial’s retail notes receivables (35 percent*) include:

•	Loans that allow customers and dealers to use their Caterpillar equipment or other assets as collateral to obtain financing.

_________________________________
*Indicates the percentage of Cat Financial’s total portfolio at December 31, 2012.  We define total portfolio as total finance receivables (net of unearned income and allowance for credit losses) plus equipment on operating leases, less accumulated depreciation. For more information on the above and Cat Financial’s concentration of credit risk, please refer to Note 6 — “Cat Financial Financing Activities” of Exhibit 13.

Cat Financial operates in a highly competitive environment, with financing for users of Caterpillar equipment available through a variety of sources, principally commercial banks and finance and leasing companies. Cat Financial’s competitors include Wells Fargo Equipment Finance Inc., General Electric Capital Corporation and various other banks and finance companies.  In addition, many of our manufacturing competitors own financial subsidiaries such as Volvo Financial Services, Komatsu Financial L.P. and John Deere Capital Corporation that utilize below-market interest rate programs (funded by the manufacturer) to assist machine sales.  Caterpillar and Cat Financial work together to provide a broad array of financial merchandising programs around the world to meet these competitive offers.

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

Cat Financial has a “match funding” policy that addresses interest rate risk by aligning the interest rate profile (fixed rate or floating rate) of its debt portfolio with the interest rate profile of its receivables portfolio (loans and leases with customers and dealers) within predetermined ranges on an ongoing basis.  In connection with that policy, Cat Financial issues debt with a similar interest rate profile to its receivables, and also uses interest rate swap agreements to manage its interest rate risk exposure to interest rate changes and in some cases to lower its cost of borrowed funds.  For more information regarding match funding, please see Note 3 — “Derivative financial instruments and risk management” of Exhibit 13.  See also the risk factors on pages 9 through 18 for general risks associated with our financial products business included in Item 1A. of this Form 10-K.

In managing foreign currency risk for Cat Financial’s operations, the objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions, and future transactions denominated in foreign currencies.  This policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between the receivable and debt portfolios, and exchange rate risk associated with future transactions denominated in foreign currencies.  Substantially all such foreign currency forward, option and cross currency contracts are undesignated.

Cat Financial provides financing only when certain criteria are met. Credit decisions are based on, among other factors, the customer’s credit history, financial strength and intended use of equipment.  Cat Financial typically maintains a security interest in retail-financed equipment and requires physical damage insurance coverage on financed equipment.  Cat Financial finances a significant portion of Caterpillar dealers’ sales and inventory of Caterpillar equipment throughout the world.  Cat Financial’s competitive position is improved by marketing programs offered in conjunction with Caterpillar and/or Caterpillar dealers.  Under these programs, Caterpillar, or the dealer, funds an amount at the outset of the transaction, which Cat Financial then recognizes as revenue over the term of the financing.  We believe that these marketing programs provide Cat Financial a significant competitive advantage in financing Caterpillar products.

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

Caterpillar Product Services Corporation (CPSC), a wholly owned subsidiary of Caterpillar, is a warranty company domiciled in Missouri.  CPSC previously conducted a machine extended service contract program in Germany and France by providing machine extended warranty reimbursement protection to dealers in Germany and France. The program was discontinued effective January 1, 2013, though CPSC continues to provide extended warranty reimbursement protection under existing contracts.

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

 Acquisitions

Information related to acquisitions appears in Note 23 — “Acquisitions” of Exhibit 13.

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

Order Backlog

The dollar amount of backlog believed to be firm was approximately $19.6 billion, $29.8 billion and $18.7 billion at December 31, 2012, 2011 and 2010, respectively. The total backlog decline occurred in Construction Industries, Resource Industries and Power Systems, with the most significant decrease in Resource Industries. Although dealer deliveries to end users were higher compared to 2011, Cat dealers lowered their order rates well below end-user demand to reduce their inventories. In 2011, order backlog increased by approximately $4.1 billion due to the acquisition of Bucyrus.  The remaining increase for 2011 compared to 2010 year end was primarily due to an increase in volume across most business units. Of the total backlog, approximately $4.4 billion, $4.0 billion and $2.8 billion at December 31, 2012, 2011 and 2010, respectively, was not expected to be filled in the following year.

Dealers and Distributors

Our machines are distributed principally through a worldwide organization of dealers (dealer network), 48 located in the United States and 141 located outside the United States, serving 182 countries and operating 3,494 places of business, including 1,249 dealer rental outlets.  Reciprocating engines are sold principally through the dealer network and to other manufacturers for use in their products. Some of the reciprocating engines manufactured by Perkins Engines Company Limited (Perkins) are also sold through its worldwide network of 107 distributors located in 189 countries. Most of the electric power generation systems manufactured by F.G. Wilson Engineering Limited (FG Wilson) are sold through its worldwide network of 172 distributors located in 116 countries.  Some of the large, medium speed reciprocating engines are also sold under the MaK brand through a worldwide network of 19 distributors located in 130 countries.

Our dealers do not deal exclusively with our products; however, in most cases sales and servicing of our products are the dealers’ principal business.  Turbines, locomotives and certain global mining products are sold through sales forces employed by the company.  At times, these employees are assisted by independent sales representatives.

While the large majority of our worldwide dealers are independently owned and operated, we own and operate three dealerships in Japan: Caterpillar East Japan Ltd., Caterpillar West Japan Ltd. and Caterpillar Tohoku Ltd. (Cat Tohoku) in the North. In March 2012, we completed the acquisition of Cat Tohoku. We are currently operating these Japanese dealers directly and their results are reported in the Construction Industries segment. There are also three independent dealers in the Southern Region of Japan.

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

Research and Development

We have always placed strong emphasis on product-oriented research and development relating to the development of new or improved machines, engines and major components.  In 2012, 2011 and 2010, we spent $2,466 million, $2,297 million and $1,905 million, or 3.7 percent, 3.8 percent, and 4.5 percent of our sales and revenues, respectively, on our research and development programs.  Research and development expense is expected to decrease about 6 percent in 2013.

Employment

As of December 31, 2012, we employed 125,341 persons of whom 70,783 were located outside the United States.  We build and maintain a productive, motivated workforce by striving to treat all employees fairly and equitably.

In the United States, most of our 54,558 employees are at-will employees and, therefore, not subject to any type of employment contract or agreement.  At select business units, certain highly specialized employees have been hired under employment contracts that specify a term of employment and specify pay and other benefits.

As of December 31, 2012, there were 13,666 U.S. hourly production employees who were covered by collective bargaining agreements with various labor unions.  The United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represents 9,027 Caterpillar employees under a six-year central labor agreement that expires on March 1, 2017.  The International Association of Machinists (IAM) represents 1,811 employees under labor agreements that will expire on May 17, 2015 and April 30, 2018. The United Steelworkers (USW) represents 1,213 employees under labor agreements that will expire on April 30, 2013, April 30, 2015 and August 19, 2018.

Outside the United States, the company enters into employment contracts and agreements in those countries in which such relationships are mandatory or customary.  The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction.

Sales and Revenues

Sales and revenues outside the United States were 69 percent of consolidated sales and revenues for 2012, 70 percent for 2011 and 68 percent for 2010.

Environmental Matters

The company is regulated by federal, state and international environmental laws governing our use, transport and disposal of substances and control of emissions. In addition to governing our manufacturing and other operations, these laws often impact the development of our products, including, but not limited to, required compliance with air emissions standards applicable to internal combustion engines. We have made, and will continue to make, significant research and development and capital expenditures to comply with these emissions standards.

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is reasonably probable we will pay remedial costs at a site, and those costs can be reasonably estimated, the costs are accrued against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.  The amount recorded for environmental remediation is not material and is included in the line item “Accrued expenses” in Statement 3 — “Consolidated Financial Position at December 31” of Exhibit 13.

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

Additional company information may be obtained as follows:

Current information -

•
phone our Information Hotline - (800) 228-7717 (U.S. or Canada) or (858) 764-9492 (outside U.S. or Canada) to request company publications by mail, listen to a summary of Caterpillar’s latest financial results and current outlook, or to request a copy of results by facsimile or mail

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

Forward-looking statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance.  Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

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

Changes in monetary and fiscal policies, along with other factors, may cause currency exchange rates to fluctuate. Actions that lead the currency exchange rate of a country in which we manufacture products to increase relative to other currencies could reduce the competitiveness of products made in that country, which could adversely affect our competitive position, results of operations and financial condition.

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

Commodity or component price increases, fluctuations in demand for our products or significant shortages of component products may adversely impact our financial results or our ability to meet commitments to customers.

We are a significant user of steel and many other commodities required for the manufacture of our products. Unanticipated increases in the prices of such commodities would increase our costs, negatively impacting our business, results of operations and financial condition if we are unable to fully offset the effect of these increased costs through price increases, productivity improvements or cost reduction programs.

We rely on suppliers to secure component products, particularly steel, required for the manufacture of our products. A disruption in deliveries to or from suppliers or decreased availability of components or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs.  On the other hand, if demand for our products is less than we expect, we may experience excess inventories and be forced to incur additional charges and our profitability may suffer. Our business, competitive position, results of operations or financial condition could be negatively impacted if supply is insufficient for our operations. Our financial condition and results of operations may be negatively impacted if we experience excess inventories or we are unable to adjust our production schedules or our purchases from suppliers to reflect changes in customer demand and market fluctuations on a timely basis.

Disruptions or volatility in global financial markets could limit our sources of liquidity, or the liquidity of our customers, dealers and suppliers.

Global economic conditions may cause volatility and disruptions in the capital and credit markets. Although we generally generate funds from our operations to pay our operating expenses, fund our capital expenditures and support growth, fund our employee retirement benefit programs, pay dividends and buy back stock, continuing to meet these cash requirements over the long-term requires substantial liquidity and access to sources of funds, including capital and credit markets. Changes in global economic conditions, including material cost increases and decreases in economic activity in the markets that we serve, and the success of plans to manage cost increases, inventory and other important elements of our business may significantly impact our ability to generate funds from operations.  Market volatility, changes in counterparty credit risk, the impact of government intervention in financial markets and general economic conditions may also adversely impact our ability to access capital and credit markets to fund operating needs.  Global or regional economic downturns could cause financial markets to decrease the availability of liquidity, credit and credit capacity for certain issuers, including certain of our customers, dealers and suppliers. An inability to access capital and credit markets may have an adverse effect on our business, results of operations, financial condition and competitive position.

In addition, demand for our products generally depends on customers’ ability to pay for our products, which, in turn, depends on their access to funds. Subject to global economic conditions, customers may experience increased difficulty in generating funds from operations.  Further, following capital and credit market volatility and uncertainty, many financial institutions have revised their lending standards, thereby decreasing access to capital. If capital and credit market volatility occurs, customers’ liquidity may decline which, in turn, would reduce their ability to purchase our products.

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

Caterpillar’s and Cat Financial’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to their debt by the major credit rating agencies.  These ratings are based, in significant part, on Caterpillar’s and Cat Financial’s performance as measured by financial metrics such as net worth and interest coverage and leverage ratios, as well as transparency with rating agencies and timeliness of financial reporting.  In 2009, two of the major credit rating agencies modified their outlook for Caterpillar and Cat Financial. Also in 2009, one major credit rating agency that had previously rated Caterpillar and Cat Financial slightly higher than the others downgraded its ratings to a comparable level and assigned a stable outlook.  While the two rating agencies that had modified their outlooks subsequently improved their outlooks to stable, there can be no assurance that Caterpillar’s or Cat Financial’s credit ratings and/or outlooks will not be lowered in the future.

Although Caterpillar and Cat Financial have committed credit facilities to provide liquidity, any downgrades of our credit ratings may increase our cost of borrowing and could have an adverse effect on our access to the capital markets, including restricting, in whole or in part, our access to the commercial paper market.  There can be no assurance that the commercial paper market will continue to be a reliable source of short-term financing for the company.  An inability to access the capital markets could have an adverse effect on our cash flow, results of operations and financial condition.

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

During the last global economic downturn, financial markets decreased the availability of liquidity, credit and credit capacity for certain issuers, including certain of Cat Financial's customers and our dealers and suppliers. Continuing to meet Cat Financial's cash requirements over the long-term could require substantial liquidity and access to sources of funds, including capital and credit markets. Cat Financial has continued to maintain access to key global medium term note and commercial paper markets, but there can be no assurance that such markets will continue to represent a reliable source of financing. If global economic conditions were to deteriorate, Cat Financial could face materially higher financing costs, become unable to access adequate funding to operate and grow its business and/or meet its debt service obligations as they mature, and be required to draw upon contractually committed lending agreements and/or by seeking other funding sources. However, under extreme market conditions, there can be no assurance that such agreements and other funding sources would be available or sufficient.  Any of these events could negatively impact Cat Financial’s business, as well as our and Cat Financial's results of operations and financial condition.

Market disruption and volatility may also lead to a number of other risks in connection with these events, including but not limited to:

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

Changes in interest rates or market liquidity conditions could adversely affect Cat Financial's and our earnings and/or cash flow.

Changes in interest rates and market liquidity conditions could have an adverse effect on Cat Financial's and our earnings and cash flows. Because a significant number of the loans made by Cat Financial are made at fixed interest rates, its business is subject to fluctuations in interest rates. Changes in market interest rates may influence its financing costs, returns on financial investments and the valuation of derivative contracts and could reduce its and our earnings and cash flows. Although Cat Financial manages interest rate and market liquidity risks through a variety of techniques, including a match funding program, the selective use of derivatives and a broadly diversified funding program, there can be no assurance that fluctuations in interest rates and market liquidity conditions will not have an adverse effect on its and our earnings and cash flows. If any of the variety of instruments and strategies Cat Financial uses to hedge its exposure to these types of risk is ineffective, we may incur losses. With respect to Cat Insurance's investment activities, changes in the equity and bond markets could cause an impairment of the value of its investment portfolio, requiring a negative adjustment to earnings.

An increase in delinquencies, repossessions or net losses of Cat Financial customers could adversely affect its results.

Inherent in the operation of Cat Financial is the credit risk associated with its customers. The creditworthiness of each customer and the rate of delinquencies, repossessions and net losses on customer obligations are directly impacted by several factors, including relevant industry and economic conditions, the availability of capital, the experience and expertise of the customer's management team, commodity prices, political events and the sustained value of the underlying collateral. Any increase in delinquencies, repossessions and net losses on customer obligations could have a material adverse effect on Cat Financial's and our earnings and cash flows. In addition, although Cat Financial evaluates and adjusts its allowance for credit losses related to past due and non-performing receivables on a regular basis, adverse economic conditions or other factors that might cause deterioration of the financial health of its customers could change the timing and level of payments received and thus necessitate an increase in Cat Financial's estimated losses, which could also have a material adverse effect on Cat Financial's and our earnings and cash flows.

Changes in financial services regulation could adversely impact Caterpillar and Cat Financial.

The U.S. Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank) was signed into law in July 2010 and includes extensive provisions regulating the financial services industry. We continue to monitor and evaluate the impact of this legislation as regulators continue to propose, adopt and enforce the implementing rules. We are also monitoring other U.S. and international initiatives that further regulate the financial services industry. While many of the regulations implementing Dodd-Frank have not yet been adopted, these and other regulatory initiatives are expected to impose additional reporting, capital and other financial requirements that could result in significant costs or restrictions for Cat Financial or us and have an adverse effect on Cat Financial's and our results of operations and financial condition.

We may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

In pursuing our business strategy, we routinely evaluate targets and enter into agreements regarding possible acquisitions, divestitures and joint ventures. We often compete with others for the same opportunities. To be successful, we conduct due diligence to identify valuation issues and potential loss contingencies, negotiate transaction terms, complete complex transactions and manage post-closing matters such as the integration of acquired businesses. Our due diligence reviews are subject to the completeness and accuracy of disclosures made by third parties. We may incur unanticipated costs or expenses following a completed acquisition, including post-closing asset impairment charges, expenses associated with eliminating duplicate facilities, litigation, and other liabilities. For example, as discussed in Note 23 — "Acquisitions" of Exhibit 13, we recorded goodwill impairment of $580 million in 2012 related to our acquisition of Siwei.

The risks associated with our past or future acquisitions also include the following:

•	the business culture of the acquired business may not match well with our culture;

•	technological and product synergies, economies of scale and cost reductions may not occur as expected;

•	unforeseen expenses, delays or conditions may be imposed upon the acquisition, including due to required regulatory approvals or consents;

•	we may acquire or assume unexpected liabilities or be subject to unexpected penalties or other enforcement actions;

•	faulty assumptions may be made regarding the integration process;

•	unforeseen difficulties may arise in integrating operations, processes and systems;

•
higher than expected investments may be required to implement necessary compliance processes and related systems, including IT systems, accounting systems and internal controls over financial reporting;

•	we may fail to retain, motivate and integrate key management and other employees of the acquired business;

•
higher than expected costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations; and

•	we may experience problems in retaining customers and integrating customer bases.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and attention. They may also delay the realization of the benefits we anticipate when we enter into a transaction.

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

Failure to implement our acquisition strategy, including successfully integrating acquired businesses, could have an adverse effect on our business, financial condition and results of operations.  Furthermore, we make strategic divestitures from time to time, including the ongoing divestiture of the Bucyrus distribution business to our independent dealers. In the case of divestitures, we may agree to indemnify acquiring parties for certain liabilities arising from our former businesses. These divestitures may also result in continued financial involvement in the divested businesses, including through guarantees or other financial arrangements, following the transaction.  Lower performance by those divested businesses could affect our future financial results.

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

Our business relies on continued global demand for our brands and products.  To achieve business goals, we must develop and sell products that appeal to our dealers, OEMs and customers.  This is dependent on a number of factors, including our ability to maintain key dealer relationships, our ability to produce products that meet the quality, performance and price expectations of our customers and our ability to develop effective sales, advertising and marketing programs.  In addition, our continued success in selling products that appeal to our customers is dependent on leading-edge innovation, with respect to both products and operations, and on the availability and effectiveness of legal protection for our innovation.  Failure to continue to deliver high quality, innovative, competitive products to the marketplace, to adequately protect our intellectual property rights, to supply products that meet applicable regulatory requirements, including EPA Tier 4 Interim and Tier 4 Final diesel engine emission requirements and equivalent standards in the EU, Israel, Japan and Canada (Tier 4), or to predict market demands for, or gain market acceptance of, our products, could have a negative impact on our business, results of operations and financial condition.

We operate in a highly competitive environment, which could adversely affect our sales and pricing.

We operate in a highly competitive environment, and our outlook depends on a forecast of our share of industry sales based on our ability to compete with others in the marketplace.  We compete on the basis of product performance, customer service, quality and price.  There can be no assurance that our products will be able to compete successfully with other companies’ products.  Thus, our share of industry sales could be reduced due to aggressive pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, our failure to price our products competitively, our failure to produce our products at a competitive cost or an unexpected buildup in competitors’ new machine or dealer-owned rental fleets, leading to severe downward pressure on machine rental rates and/or used equipment prices.

Our sales outlook assumes that certain price increases we announce from time to time will hold in the marketplace.  Changes in market acceptance of price increases, changes in market requirements for price discounts or changes in our competitors’ behavior could have an adverse impact on our business, results of operations and financial condition.

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

We are implementing a number of capacity expansion projects to meet expected customer demand and to expand our share of industry sales.  There can be no assurance that these projects will succeed in meeting customer demand or that the benefits expected from these projects will be realized as anticipated or at all.  If we overestimate customer demand, we may have underutilized assets and we may experience reduced margins. Certain of our competitors have also announced investments to increase capacity.  Industry overcapacity could contribute to a weak pricing environment, which could have an adverse impact on our business, results of operations and financial condition.

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

Our business is subject to the inventory management decisions and sourcing practices of our dealers and our OEM customers.

We sell finished products through an independent dealer network and directly to OEMs and are subject to risks relating to their inventory management decisions and sourcing practices.  Both carry inventories of finished products as part of ongoing operations and adjust those inventories based on their assessments of future needs.  Such adjustments may impact our results positively or negatively.  If the inventory levels of our dealers and OEM customers are higher than desired, they may postpone product purchases from us, which may negatively impact our results. Similarly, our results could be negatively impacted through the loss of time-sensitive sales if our dealers and OEM customers do not maintain inventory levels sufficient to meet customer demand. Additionally, some of our engine customers are OEMs that manufacture or could in the future manufacture engines for their own products.  Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products and in order to reduce costs, eliminate production risks and maintain company focus.  However, we cannot assure that these customers will continue to outsource engine manufacture in the future. Decreased levels of production outsourcing by these customers could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet specifications and the emergence of low-cost production opportunities in foreign countries.  A significant reduction in the level of engine production outsourcing from our OEM customers could significantly impact our revenues and, accordingly, have an adverse effect on our business, results of operations and financial condition.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions.  Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors, including income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, as well as, changes in tax laws and regulations.  We are also subject to the continuous examination of our income tax returns by the U.S. Internal Revenue Service and other tax authorities.  The results of audit and examination of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on the company’s provision for income taxes and cash tax liability.

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

We maintain a number of credit facilities to support general corporate purposes (facilities) and have issued debt securities to manage liquidity and fund operations (debt securities).  The agreements relating to a number of the facilities and the debt securities contain certain restrictive covenants applicable to us and certain of our subsidiaries, including Cat Financial.  These covenants include maintaining a consolidated net worth (defined as the consolidated stockholder’s equity including preferred stock but excluding the pension and other post-retirement benefits balance within accumulated other comprehensive income (loss)) of not less than $9 billion, limitations on the incurrence of liens and certain restrictions on consolidation and merger. Cat Financial has also agreed under certain of these agreements to maintain a leverage ratio (consolidated debt to consolidated net worth, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31) not greater than 10.0 to 1, to maintain a minimum interest coverage ratio (profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to interest expense, calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended) of not less than 1.15 to 1 and not to terminate, amend or modify its support agreement with us.

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

Union disputes or other labor matters could adversely affect our operations and financial results.

Some of our employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates.  There can be no assurance that any current or future issues with our employees will be resolved or that we will not encounter future strikes, work stoppages or other types of conflicts with labor unions or our employees.  We may not be able to satisfactorily renegotiate collective bargaining agreements in the United States and other countries when they expire.  If we fail to renegotiate our existing collective bargaining agreements, we could encounter strikes or work stoppages or other types of conflicts with labor unions.  In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at our facilities in the future.  We may also be subject to general country strikes or work stoppages unrelated to our business or collective bargaining agreements. A work stoppage or other limitations on production at our facilities for any reason could have an adverse effect on our business, results of operations and financial condition. In addition, many of our customers and suppliers have unionized work forces. Strikes or work stoppages experienced by our customers or suppliers could have an adverse effect on our business, results of operations and financial condition.

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

The potential for government-mandated reductions of carbon emissions from our facilities and products is increasing.  Mandatory legislative, regulatory and/or policy-based constraints are being implemented or considered by many jurisdictions.  For example, the EPA has promulgated regulations governing carbon emissions from automobiles and heavy-duty on-highway diesel vehicles, which may lead to regulation of other mobile sources.  Although various attempts to pass comprehensive legislation reducing carbon emissions have been unsuccessful in the United States, the EPA has also proceeded with regulating carbon emissions from stationary sources under existing law.  The final details and scope of these various legislative, regulatory and policy measures around the world are unclear and their potential impact is still uncertain, so we cannot fully predict the impact on us.  However, should legislation or regulations be adopted imposing significant operational restrictions and compliance requirements upon us or our products, they could negatively impact our capital expenditures, results of operations and competitive position.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with GAAP, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  Market conditions have prompted these organizations to issue new guidance that further interprets or seeks to revise accounting pronouncements related to various transactions as well as to issue new guidance expanding disclosures.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this annual report on Form 10-K and our quarterly reports on Form 10-Q.  An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed.  It is possible that future accounting guidance we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to Caterpillar.  The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data.  We have identified attempts to gain unauthorized access to our information technology systems and networks. To our knowledge, no such attack was ultimately successful in exporting sensitive data or controlling sensitive systems or networks. Should such an attack succeed it could expose us and our customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. The occurrence of any of these events could adversely affect our reputation, competitive position, business and results of operations.  In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Executive Officers of the Registrant.

Name	Present Caterpillar Inc. position and date of initial election	Principal positions held during the past five years if other than Caterpillar Inc. position currently held
Douglas R. Oberhelman (59)	Chairman and Chief Executive Officer (2010)	Group President (2001-2010)
Bradley M. Halverson (52)	Group President and Chief Financial Officer (2013)	Corporate Controller (2004-2010) Vice President (2010-2012)
Stuart L. Levenick (60)	Group President (2004)
Edward J. Rapp (55)	Group President (2007)	Group President and Chief Financial Officer (2010 - 2012)
D. James Umpleby III (54)	Group President (2013)	Solar Turbines Vice President (2007-2010) Vice President (2010-2012)
Gerard R. Vittecoq (64)(1)	Group President (2004)
Steven H. Wunning (61)	Group President (2004)
James B. Buda (65)	Executive Vice President, Law and Public Policy (2012)	Vice President, General Counsel and Secretary (2001- 2010) Vice President and Chief Legal Officer (2010 - 2011) Senior Vice President and Chief Legal Officer (2011 - 2012)
Jananne A. Copeland (50)	Chief Accounting Officer (2007)	Chief Accounting Officer and Corporate Controller (2010 - 2012)
(1) will retire effective 6/1/2013

Item 2.	Properties.

General Information
Caterpillar’s operations are highly integrated.  Although the majority of our plants are involved primarily in production relating to our Construction Industries, Resource Industries or Power Systems segments, several plants are involved in manufacturing relating to more than one business segment.  In addition, several plants reported in our financial statements under the All Other segment are involved in the manufacturing of components that are used in the assembly of products for more than one business segment.  Caterpillar’s parts distribution centers are involved in the storage and distribution of parts for Construction Industries, Resource Industries and Power Systems, and are included in the All Other segment.  The research and development activities carried on at our Technical Center in Mossville, Illinois involve products for Construction Industries, Resource Industries and Power Systems.

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

Parts Distribution Centers
Distribution of our parts is conducted from parts distribution centers inside and outside the United States and included in the All Other segment in our financial statements.  We operate parts distribution centers in the following locations: Morton, Illinois; Arvine, California; Denver, Colorado; Miami, Florida; Atlanta, Georgia; St. Paul, Minnesota; Clayton, Ohio; York, Pennsylvania; Waco, Texas; Spokane, Washington; Melbourne, Australia; Grimbergen, Belgium; Piracicaba, Brazil; Shanghai, China; Monterrey, Mexico; Singapore, Republic of Singapore; Moscow, Russia; Johannesburg, South Africa and Dubai, United Arab Emirates. We also own or lease other facilities that support our distribution activities.

Remanufacturing and Components
Component manufacturing and the remanufacturing of our products that is reported in the All Other segment is conducted primarily at facilities in the following locations: Toccoa, Georgia; Aurora, Illinois; East Peoria, Illinois; Peoria, Illinois; Franklin, Indiana; Danville, Kentucky; Menominee, Michigan; Corinth, Mississippi; Oxford, Mississippi; Prentiss County, Mississippi; Boonville, Missouri; West Plains, Missouri; Franklin, North Carolina; Morganton, North Carolina; West Fargo, North Dakota; Summerville, South Carolina; Sumter, South Carolina; Tianjin, China; Xuzhou, China; Bazzano, Italy; Castelvetro, Italy; Frosinone, Italy; San Eusebio, Italy; Nuevo Laredo, Mexico; Ramos Arizpe, Mexico; Pyongtaek, South Korea; Shrewsbury, United Kingdom and Skinningrove, United Kingdom.  We also lease or own other facilities that support our remanufacturing and component manufacturing activities.

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

Our principal manufacturing facilities include those used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.

Construction Industries	Arkansas: North Little Rock	Belgium: Gosselies
	Illinois: Aurora, Decatur, East Peoria	Brazil: Campo Largo, Piracicaba
	North Carolina: Clayton, Sanford	China: Suzhou, Wujiang, Xuzhou
	Texas: Victoria	France: Grenoble
India: Thiruvallar
Indonesia: Jakarta
Japan: Akashi, Sagamihara
Russia: Tosno
United Kingdom: Desford

Resource Industries	Georgia: LaGrange	Australia: Burnie
	Illinois: Aurora, Decatur, East Peoria, Joliet	Brazil: Piracicaba
	Kansas: Wamego	Canada: Toronto
	Minnesota: Minneapolis	China: Tongzhou, Wuxi, Xuzhou, Zhengzhou
	North Carolina: Winston-Salem	Czech Republic: Ostrava
	Pennsylvania: Houston	France: Arras, Rantigny
	Tennessee: Dyersburg	Germany: Dortmund, Lunen
	Texas: Dennison, Kilgore, Waco	India: Hosur, Thiruvallur
	Virginia: Hillsville, Pulaski, Tazewell	Indonesia: Jakarta
	West Virginia: Beckley	Italy: Jesi, Minerbio
	Wisconsin: South Milwaukee, Prentice	Japan: Akashi
Mexico: Acuna, Monterrey, Reynosa, Torreon
Russia: Tosno
Thailand: Rayong
The Netherlands: s’Hertogenbosch
United Kingdom: Peterlee, Wolverhampton

Power Systems	Alabama: Albertville, Montgomery	Belgium: Gosselies
	California: San Diego	Brazil: Curitiba, Hortolandia, Piracicaba, Sete Lagoas
	Georgia: Griffin	China: Tianjin, Wuxi
	Illinois: Chicago, LaGrange, Mapleton, Mossville, Pontiac	Czech Republic: Zatec
	Indiana: Lafayette, Muncie	Germany: Kiel, Mannheim, Rostock
	Kentucky: Decoursey, Louisville, Mayfield	India: Hosur, Pondicherry
	South Carolina: Greenville, Newberry	Mexico: San Luis Potosi, Tijuana
	Texas: Channelview, De Soto, Mabank, San Antonio, Schertz, Seguin	Switzerland: Riazzino
United Kingdom: Larne, Monkstown, Peterborough, Sandiacre, Shoreham, South Queensferry, Springvale, Stafford, Wimborne

Item 3.	Legal Proceedings.

We are involved in unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights.  The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material.  In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  However, there is no more than a remote chance that any liability arising from these matters would be material.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

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

Information required by Item 5 regarding our stock is incorporated by reference from the Supplemental Stockholder Information section of Exhibit 13 under “Common Stock (NYSE:CAT) — Listing Information,” “— Price Ranges,” “ — Number of Stockholders” and “Performance Graph: Total Cumulative Stockholder Return for Five-Year Period Ending December 31, 2012” and from the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of Exhibit 13 under “Dividends paid per common share.”

Sale of Unregistered Securities

Non-U.S. Employee Stock Purchase Plans

We have 27 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of December 31, 2012, those plans had approximately 12,000 active participants in the aggregate.  During the fourth quarter of 2012, approximately 281,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding. Distributions of Caterpillar stock under the plans are exempt from registration under the Securities Act of 1933 pursuant to 17 CFR 230.903.

Issuer Purchases of Equity Securities

No shares were repurchased during the fourth quarter 2012.

Other Purchases of Equity Securities

Period	Total number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
October 1-31, 2012	4,682	$86.20	N/A	N/A
November 1-30, 2012	12,019	86.34	N/A	N/A
December 1-31, 2012	2,118	85.18	N/A	N/A
Total	18,819	$86.17
_____________________________

(1)	Represents shares delivered back to issuer for the payment of taxes resulting from the exercise of stock options by employees and Directors.

Item 6.	Selected Financial Data.

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

Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Exchange Act, as of the end of the period covered by this annual report.  Based on that evaluation, the company's management, including the CEO and CFO concluded that the company's disclosure controls and procedures are effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The management of Caterpillar Inc. (company) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment we concluded that, as of December 31, 2012, the company’s internal control over financial reporting was effective based on those criteria.

Management has excluded ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical Manufacturing Co., Ltd., commonly known as Siwei, from our assessment of internal control over financial reporting as of December 31, 2012 because we acquired Siwei in May 2012.  Siwei is a wholly owned subsidiary of Caterpillar Inc. whose total assets and total sales and revenues represent approximately 1 percent and less than 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their report appears on page A-4 of Exhibit 13.

Changes in Internal Control over Financial Reporting

During the last fiscal quarter, there has been no significant change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting, except as noted below.

During 2012, we acquired 100 percent of the equity in Siwei.  As part of the post-closing integration, we are engaged in refining and harmonizing the internal controls and processes of the acquired business with those of the company.  Management has excluded the internal controls of Siwei from its annual assessment of the effectiveness of the company’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for 2012.  This exclusion is in accordance with the general guidance issued by the Securities and Exchange Commission that an assessment of a recent business combination may be omitted from management’s report on internal control over financial reporting in the year of acquisition.

Item 9B.	Other Information.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Directors and Business Experience

Information required by this Item is incorporated by reference from the 2013 Proxy Statement.

Identification of Executive Officers and Business Experience

Information required by this Item appears in Item 1C of this Form 10-K.

Family Relationships

There are no family relationships between the officers and directors of the company.

Legal Proceedings Involving Officers and Directors

Information required by this Item is incorporated by reference from the 2013 Proxy Statement.

Audit Committee Financial Expert

Information required by this Item is incorporated by reference from the 2013 Proxy Statement.

Identification of Audit Committee

Information required by this Item is incorporated by reference from the 2013 Proxy Statement.

Stockholder Recommendation of Board Nominees

Information required by this Item is incorporated by reference from the 2013 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the 2013 Proxy Statement.

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

Information required by this Item is incorporated by reference from the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item relating to security ownership of certain beneficial owners and management is incorporated by reference from the 2013 Proxy Statement.

Information required by this Item relating to securities authorized for issuance under equity compensation plans is included in the following table:

Equity Compensation Plan Information
(as of December 31, 2012)

Plan category	(a) Number of securities to be issued up on exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	50,083,097	$59.4457	19,631,511
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	50,083,097	$59.4457	19,631,511
_____________________________________________

(1)	Excludes any cash payments in-lieu-of stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item is incorporated by reference from the 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information required by this Item is incorporated by reference from the 2013 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	The following documents are incorporated by reference from Exhibit 13:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Statement 1 - Consolidated Results of Operations

•	Statement 2 - Consolidated Comprehensive Income

•	Statement 3 - Consolidated Financial Position

•	Statement 4 - Changes in Consolidated Stockholders’ Equity

•	Statement 5 - Consolidated Statement of Cash Flow

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

•	All schedules are omitted because the required information is shown in the financial statements or the notes thereto incorporated by reference from Exhibit 13 or considered to be immaterial.

(b)	Exhibits:
	3.1	Restated Certificate of Incorporation, effective June 13, 2012 (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2012).
	3.2	Bylaws amended and restated as of June 13, 2012 (incorporated by reference from Exhibit 3.2 to the Form 10-Q filed for the quarter ended June 30, 2012).
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

	4.7	Form of 0.950% Senior Note due 2015 (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 21, 2012).
	4.8	Form of 1.500% Senior Note due 2017 (incorporated by reference from Exhibit 4.2 to Form 8-K filed June 21, 2012).
	4.9	Form of 2.600% Senior Note due 2022 (incorporated by reference from Exhibit 4.3 to Form 8-K filed June 21, 2012).
	4.10	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to Form 8-K filed August 28, 2012).
	4.11	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Form 8-K filed August 28, 2012).
	4.12	Form of 3.803% Global Debenture due 2042 (incorporated by reference from Exhibit 4.9 to Form S-4 filed on September 7, 2012).

10.1
Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment dated December 19, 2008 (incorporated by reference from Exhibit 10.1 to the 2008 Form 10-K).*

10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through first amendment dated December 6, 2010 (incorporated by reference from Exhibit 10.2 to the 2010 Form 10-K).*
10.3	Terms Applicable to Awards of Restricted Stock Units under Chairman’s Award Program pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012.*
10.4	Terms Applicable to Awards of Stock Appreciation Rights pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012.*
10.5	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012.*
10.6	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through third amendment dated December 13, 2012.*
10.7	Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through third amendment dated December 13, 2012.*
10.8
Caterpillar Inc. Executive Short-Term Incentive Plan, as amended and restated effective as of January 1, 2011 by a document dated December 13, 2010 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 15, 2011).*

10.9
Caterpillar Inc. Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2005 by a document dated February 25, 2008 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).*

10.10
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective as of April 1, 2008 by a document dated March 31, 2008 (incorporated by reference from Exhibit 10.7 to the 2008 Form 10-K).*

10.11	Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through third amendment dated December 13, 2012.*
10.12	Caterpillar Inc. Supplemental Deferred Compensation Plan as amended and restated through second amendment dated December 13, 2012.*
10.13	Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through third amendment dated December 13, 2012.*
10.14	Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated through second amendment dated December 13, 2012.*
10.15	Time Share Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).*
10.16
Equity Compensation and Supplemental Pension Agreement, dated November 2, 2012, between Caterpillar Inc. and Richard P. Lavin (incorporated by reference from Exhibit 10.1 to Form 8-K filed November 6, 2012).*

10.17
Credit Agreement (Five-Year Facility) dated as of September 15, 2011 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 16, 2011).

10.18	Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.19	Japan Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 16, 2011).
10.20	Amendment No. 1 to the Five-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2012).
10.21
Credit Agreement (Four-Year Facility), dated as of September 16, 2010, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 21, 2010).

10.22	Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).

10.23	Japan Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).
10.24	Amendment No. 1 to the Four-Year Facility, dated as of September 15, 2011 (incorporated by reference from Exhibit 99.7 to Form 8-K filed September 16, 2011)
10.25	Amendment No. 2 to the Four-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2012).
10.26
Credit Agreement (2012 364-Day Credit Agreement), dated as of September 13, 2012, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 17, 2012).

10.27	Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 17, 2012).
10.28	Japan Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 17, 2012).
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2012 containing the information required by SEC Rule 14a-3 for an annual report to security holders.
14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the Form 10-Q filed for the quarter ended June 30, 2010).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATERPILLAR INC.
(Registrant)

February 19, 2013	By:	/s/James B. Buda
James B. Buda, Executive Vice President, Law and Public Policy

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer
February 19, 2013	/s/Douglas R. Oberhelman
(Douglas R. Oberhelman)

Group President and
February 19, 2013	/s/Bradley M. Halverson	Chief Financial Officer
(Bradley M. Halverson)

Chief Accounting Officer
February 19, 2013	/s/Jananne A. Copeland
(Jananne A. Copeland)

February 19, 2013	/s/David L. Calhoun	Director
(David L. Calhoun)

February 19, 2013	/s/Daniel M. Dickinson	Director
(Daniel M. Dickinson)

February 19, 2013	/s/Juan Gallardo	Director
(Juan Gallardo)

February 19, 2013	/s/David R. Goode	Director
(David R. Goode)

February 19, 2013	/s/Jesse J. Greene, Jr.	Director
(Jesse J. Greene, Jr.)

February 19, 2013	/s/Jon M. Huntsman, Jr.	Director
(Jon M. Huntsman, Jr.)

February 19, 2013	/s/Peter A. Magowan	Director
(Peter A. Magowan)

February 19, 2013	/s/Dennis A. Muilenburg	Director
(Dennis A. Muilenburg)

February 19, 2013	/s/William A. Osborn	Director
(William A. Osborn)

February 19, 2013	/s/Charles D. Powell	Director
(Charles D. Powell)

February 19, 2013	/s/Edward B. Rust, Jr.	Director
(Edward B. Rust, Jr.)

February 19, 2013	/s/Susan C. Schwab	Director
(Susan C. Schwab)

February 19, 2013	/s/Joshua I. Smith	Director
(Joshua I. Smith)

February 19, 2013	/s/Miles D. White	Director
(Miles D. White)

Form 10-K

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation, effective June 13, 2012 (incorporated by reference from Exhibit 3.1 to the Form 10-Q filed for the quarter ended June 30, 2012).
3.2	Bylaws amended and restated as of June 13, 2012 (incorporated by reference from Exhibit 3.2 to the Form 10-Q filed for the quarter ended June 30, 2012).
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

4.7	Form of 0.950% Senior Note due 2015 (incorporated by reference from Exhibit 4.1 to Form 8-K filed June 21, 2012).
4.8	Form of 1.500% Senior Note due 2017 (incorporated by reference from Exhibit 4.2 to Form 8-K filed June 21, 2012).
4.9	Form of 2.600% Senior Note due 2022 (incorporated by reference from Exhibit 4.3 to Form 8-K filed June 21, 2012).
4.10	Form of 3.803% Rule 144A Global Debenture due 2042 (incorporated by reference from Exhibit 4.1 to Form 8-K filed August 28, 2012).
4.11	Form of 3.803% Regulation S Global Debenture due 2042 (incorporated by reference from Exhibit 4.2 to Form 8-K filed August 28, 2012).
4.12	Form of 3.803% Global Debenture due 2042 (incorporated by reference from Exhibit 4.9 to Form S-4 filed on September 7, 2012).
10.1
Caterpillar Inc. 1996 Stock Option and Long-Term Incentive Plan amended and restated through fourth amendment dated December 19, 2008 (incorporated by reference from Exhibit 10.1 to the 2008 Form 10-K).*

10.2	Caterpillar Inc. 2006 Long-Term Incentive Plan as amended and restated through first amendment dated December 6, 2010 (incorporated by reference from Exhibit 10.2 to the 2010 Form 10-K).*
10.3	Terms Applicable to Awards of Restricted Stock Units under Chairman’s Award Program pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012.*
10.4	Terms Applicable to Awards of Stock Appreciation Rights pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012.*
10.5	Terms Applicable to Awards of Nonqualified Stock Options pursuant to the 2006 Long-Term Incentive Plan, as of March 5, 2012.*
10.6	Caterpillar Inc. Supplemental Retirement Plan (formerly known as the Caterpillar Inc. Supplemental Pension Benefit Plan), as amended and restated through third amendment dated December 13, 2012.*
10.7	Caterpillar Inc. Supplemental Employees’ Investment Plan, as amended and restated through third amendment dated December 13, 2012.*
10.8
Caterpillar Inc. Executive Short-Term Incentive Plan, as amended and restated effective as of January 1, 2011 by a document dated December 13, 2010 (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 15, 2011).*

10.9
Caterpillar Inc. Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2005 by a document dated February 25, 2008 (incorporated by reference from Exhibit 10.6 to the 2006 Form 10-K).*

10.10
Caterpillar Inc. Directors’ Charitable Award Program, as amended and restated effective as of April 1, 2008 by a document dated March 31, 2008 (incorporated by reference from Exhibit 10.7 to the 2008 Form 10-K).*

10.11	Caterpillar Inc. Deferred Employees’ Investment Plan, as amended and restated through third amendment dated December 13, 2012.*
10.12	Caterpillar Inc. Supplemental Deferred Compensation Plan as amended and restated through second amendment dated December 13, 2012.*
10.13	Solar Turbines Incorporated Managerial Retirement Objective Plan, as amended and restated through third amendment dated December 13, 2012.*
10.14	Solar Turbines Incorporated Pension Plan for European Foreign Service Employees, as amended and restated through second amendment dated December 13, 2012.*
10.15	Time Share Agreement dated May 6, 2011 (incorporated by reference from Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).*
10.16
Equity Compensation and Supplemental Pension Agreement, dated November 2, 2012, between Caterpillar Inc. and Richard P. Lavin (incorporated by reference from Exhibit 10.1 to Form 8-K filed November 6, 2012).*

10.17
Credit Agreement (Five-Year Facility) dated as of September 15, 2011 among Caterpillar Inc., Caterpillar Financial Services Corporation, Caterpillar International Finance Limited, Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 16, 2011).

10.18	Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 16, 2011).
10.19	Japan Local Currency Addendum to the Five-Year Facility dated as of September 15, 2011 (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 16, 2011).
10.20	Amendment No. 1 to the Five-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.5 to the Company's Current Report on Form 8-K filed September 17, 2012).
10.21
Credit Agreement (Four-Year Facility), dated as of September 16, 2010, by and among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, the Banks named therein, Local Currency Banks and Japan Local Currency Banks party thereto, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 21, 2010).

10.22	Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.5 to Form 8-K filed September 21, 2010).
10.23	Japan Local Currency Addendum to the Four-Year Facility (incorporated by reference from Exhibit 99.6 to Form 8-K filed September 21, 2010).
10.24	Amendment No. 1 to the Four-Year Facility, dated as of September 15, 2011 (incorporated by reference from Exhibit 99.7 to Form 8-K filed September 16, 2011)
10.25	Amendment No. 2 to the Four-Year Facility, dated as of September 13, 2012 (incorporated by reference from Exhibit 99.4 to Form 8-K filed September 17, 2012).
10.26
Credit Agreement (2012 364-Day Credit Agreement), dated as of September 13, 2012, among the Company, Cat Financial, Caterpillar International Finance Limited and Caterpillar Finance Corporation, certain financial institutions named therein, Citibank, N.A., as Agent, Citibank International plc, as Local Currency Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Japan Local Currency Agent (incorporated by reference from Exhibit 99.1 to Form 8-K filed September 17, 2012).

10.27	Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.2 to Form 8-K filed September 17, 2012).
10.28	Japan Local Currency Addendum, dated as of September 13, 2012, to the 2012 364-Day Credit Agreement (incorporated by reference from Exhibit 99.3 to Form 8-K filed September 17, 2012).
11	Computations of Earnings per Share.
12	Computation of Ratios of Earnings to Fixed Charges.
13	General and Financial Information for 2012 containing the information required by SEC Rule 14a-3 for an annual report to security holders.

14	Caterpillar Worldwide Code of Conduct (incorporated by reference from Exhibit 14 to the Form 10-Q filed for the quarter ended June 30, 2010).
21	Subsidiaries and Affiliates of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________________________________

*	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.