Form 10-Q
period 2013-03-31
CATERPILLAR INC
filed 2013-05-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At March 31, 2013, 657,484,946 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended March 31,
	2013	2012
Sales and revenues:
Sales of Machinery and Power Systems	$12,484	$15,288
Revenues of Financial Products	726	693
Total sales and revenues	13,210	15,981

Operating costs:
Cost of goods sold	9,639	11,237
Selling, general and administrative expenses	1,390	1,340
Research and development expenses	562	587
Interest expense of Financial Products	189	204
Other operating (income) expenses	212	290
Total operating costs	11,992	13,658

Operating profit	1,218	2,323

Interest expense excluding Financial Products	120	113
Other income (expense)	29	88

Consolidated profit before taxes	1,127	2,298

Provision (benefit) for income taxes	246	689
Profit of consolidated companies	881	1,609

Equity in profit (loss) of unconsolidated affiliated companies	1	2

Profit of consolidated and affiliated companies	882	1,611

Less: Profit (loss) attributable to noncontrolling interests	2	25

Profit [1]	$880	$1,586

Profit per common share	$1.34	$2.44

Profit per common share – diluted [2]	$1.31	$2.37

Weighted-average common shares outstanding (millions)
– Basic	656.2	650.0
– Diluted [2]	671.6	670.2

Cash dividends declared per common share	$—	$—

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2013	2012

Profit of consolidated and affiliated companies	$882	$1,611
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2013 - $(21); 2012 - $17	(366)	181

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2013 - $(10); 2012 - $(6)	15	10
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2013 - $(67); 2012 - $(60)	129	113
Current year prior service credit (cost), net of tax (provision)/benefit of: 2013 - $0; 2012 - $2	—	(3)
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2013 - $5; 2012 - $4	(9)	(8)
Amortization of transition (asset) obligation, net of tax (provision)/benefit of: 2013 - $0; 2012 - $0	1	1

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $18; 2012 - $16	(31)	(26)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $(7); 2012 - $1	11	(2)

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $(8); 2012 - $(9)	15	21
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $0; 2012 - $0	(1)	(2)

Total other comprehensive income (loss), net of tax	(236)	285
Comprehensive income	646	1,896
Less: comprehensive income attributable to the noncontrolling interests	(2)	(15)
Comprehensive income attributable to stockholders	$644	$1,881

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and short-term investments	$5,982	$5,490
Receivables – trade and other	9,843	10,092
Receivables – finance	8,830	8,860
Deferred and refundable income taxes	1,486	1,547
Prepaid expenses and other current assets	930	988
Inventories	15,074	15,547
Total current assets	42,145	42,524

Property, plant and equipment – net	16,276	16,461
Long-term receivables – trade and other	1,171	1,316
Long-term receivables – finance	14,320	14,029
Investments in unconsolidated affiliated companies	270	272
Noncurrent deferred and refundable income taxes	2,112	2,011
Intangible assets	3,875	4,016
Goodwill	6,840	6,942
Other assets	1,734	1,785
Total assets	$88,743	$89,356

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Power Systems	$667	$636
Financial Products	4,315	4,651
Accounts payable	6,221	6,753
Accrued expenses	3,572	3,667
Accrued wages, salaries and employee benefits	1,150	1,911
Customer advances	2,920	2,978
Other current liabilities	1,865	2,055
Long-term debt due within one year:
Machinery and Power Systems	1,111	1,113
Financial Products	7,153	5,991
Total current liabilities	28,974	29,755
Long-term debt due after one year:
Machinery and Power Systems	8,668	8,666
Financial Products	18,572	19,086
Liability for postemployment benefits	10,999	11,085
Other liabilities	3,212	3,182
Total liabilities	70,425	71,774
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (3/31/13 and 12/31/12 – 814,894,624) at paid-in amount	4,510	4,481
Treasury stock (3/31/13 – 157,409,678 shares; 12/31/12 – 159,846,131 shares) at cost	(10,005)	(10,074)
Profit employed in the business	30,438	29,558
Accumulated other comprehensive income (loss)	(6,669)	(6,433)
Noncontrolling interests	44	50
Total stockholders’ equity	18,318	17,582
Total liabilities and stockholders’ equity	$88,743	$89,356

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Three Months Ended March 31, 2012
Balance at December 31, 2011	$4,273	$(10,281)	$25,219	$(6,328)	$46	$12,929
Profit of consolidated and affiliated companies	—	—	1,586	—	25	1,611
Foreign currency translation, net of tax	—	—	—	195	(14)	181
Pension and other postretirement benefits, net of tax	—	—	—	110	3	113
Derivative financial instruments, net of tax	—	—	—	(28)	—	(28)
Available-for-sale securities, net of tax	—	—	—	18	1	19
Distribution to noncontrolling interests	—	—	—	—	(4)	(4)
Common shares issued from treasury stock for stock-based compensation: 4,804,576	(110)	117	—	—	—	7
Stock-based compensation expense	47	—	—	—	—	47
Net excess tax benefits from stock-based compensation	141	—	—	—	—	141
Cat Japan share redemption [1]	—	—	10	—	(10)	—
Balance at March 31, 2012	$4,351	$(10,164)	$26,815	$(6,033)	$47	$15,016

Three Months Ended March 31, 2013
Balance at December 31, 2012	$4,481	$(10,074)	$29,558	$(6,433)	$50	$17,582
Profit of consolidated and affiliated companies	—	—	880	—	2	882
Foreign currency translation, net of tax	—	—	—	(366)	—	(366)
Pension and other postretirement benefits, net of tax	—	—	—	136	—	136
Derivative financial instruments, net of tax	—	—	—	(20)	—	(20)
Available-for-sale securities, net of tax	—	—	—	14	—	14
Distribution to noncontrolling interests	—	—	—	—	(8)	(8)
Common shares issued from treasury stock for stock-based compensation: 2,436,453	(61)	69	—	—	—	8
Stock-based compensation expense	49	—	—	—	—	49
Net excess tax benefits from stock-based compensation	41	—	—	—	—	41
Balance at March 31, 2013	$4,510	$(10,005)	$30,438	$(6,669)	$44	$18,318

1 See Note 17 regarding the Cat Japan share redemption.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$882	$1,611
Adjustments for non-cash items:
Depreciation and amortization	723	661
Other	98	(18)
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	223	150
Inventories	308	(2,038)
Accounts payable	118	517
Accrued expenses	(121)	22
Accrued wages, salaries and employee benefits	(742)	(1,053)
Customer advances	(61)	224
Other assets – net	41	160
Other liabilities – net	(45)	79
Net cash provided by (used for) operating activities	1,424	315

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(896)	(844)
Expenditures for equipment leased to others	(336)	(285)
Proceeds from disposals of leased assets and property, plant and equipment	176	245
Additions to finance receivables	(2,715)	(2,727)
Collections of finance receivables	2,219	2,072
Proceeds from sale of finance receivables	66	39
Investments and acquisitions (net of cash acquired)	—	(63)
Proceeds from sale of businesses and investments (net of cash sold)	98	—
Proceeds from sale of available-for-sale securities	98	112
Investments in available-for-sale securities	(123)	(123)
Other – net	(46)	38
Net cash provided by (used for) investing activities	(1,459)	(1,536)

Cash flow from financing activities:
Dividends paid	—	(298)
Distribution to noncontrolling interests	(8)	(4)
Common stock issued, including treasury shares reissued	8	7
Excess tax benefit from stock-based compensation	41	141
Proceeds from debt issued (original maturities greater than three months):
Machinery and Power Systems	54	147
Financial Products	2,665	2,355
Payments on debt (original maturities greater than three months):
Machinery and Power Systems	(26)	(126)
Financial Products	(2,576)	(2,087)
Short-term borrowings – net (original maturities three months or less)	387	856
Net cash provided by (used for) financing activities	545	991
Effect of exchange rate changes on cash	(18)	37
Increase (decrease) in cash and short-term investments	492	(193)
Cash and short-term investments at beginning of period	5,490	3,057
Cash and short-term investments at end of period	$5,982	$2,864

 All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                     A.  Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three month periods ended March 31, 2013 and 2012, (b) the consolidated comprehensive income for the three month periods ended March 31, 2013 and 2012, (c) the consolidated financial position at March 31, 2013 and December 31, 2012, (d) the consolidated changes in stockholders’ equity for the three month periods ended March 31, 2013 and 2012, and (e) the consolidated cash flow for the three month periods ended March 31, 2013 and 2012.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

We have revised previously reported cash flows from operating and financing activities for the three month period ended March 31, 2012 to correct for the impact of interest payments on certain Cat Financial bank borrowings. Cash provided by operating activities decreased from the amounts previously reported by $15 million for the three month period ended March 31, 2012, and cash provided by financing activities increased by the same amount. Revisions will be made to previously reported amounts in future filings. Cash provided by operating activities will decrease by $57 million and $53 million for the years ended December 31, 2012 and 2011, respectively, and the unaudited cash flows from operating activities will decrease by $29 million and $44 million for the six and nine month periods ended June 30 and September 30, 2012, respectively. Cash provided by financing activities will increase by the same amounts for the respective periods. Management has concluded that the impact was not material to any quarterly or annual period.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Company’s annual report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

The December 31, 2012 financial position data included herein is derived from the audited consolidated financial statements included in the 2012 Form 10-K but does not include all disclosures required by U.S. GAAP.

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

2.                                    New Accounting Guidance

Disclosures about offsetting assets and liabilities – In December 2011, the Financial Accounting Standards Board (FASB) issued accounting guidance on disclosures about offsetting assets and liabilities. The guidance requires entities to disclose both gross and net information about instruments and transactions that are offset in the statement of financial position, as well as instruments and transactions that are subject to an enforceable master netting arrangement or similar agreement. In January 2013, the FASB issued guidance clarifying the scope of the disclosures to apply only to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities lending and securities borrowing transactions. This guidance was effective January 1, 2013, with retrospective application required. The guidance did not have a material impact on our financial statements. See Note 4 for additional information.

Indefinite-lived intangible assets impairment testing – In July 2012, the FASB issued accounting guidance on the testing of indefinite-lived intangible assets for impairment. The guidance allows entities to first perform a qualitative assessment to determine the likelihood of an impairment for an indefinite-lived intangible asset and whether it is necessary to perform the quantitative impairment assessment currently required. This guidance was effective January 1, 2013 and did not have a material impact on our financial statements.

Reporting of amounts reclassified out of accumulated other comprehensive income – In February 2013, the FASB issued accounting guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. This guidance was effective January 1, 2013 and did not have a material impact on our financial statements. See Note 12 for additional information.

Joint and several liability arrangements – In February 2013, the FASB issued accounting guidance on the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements. The guidance requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The entity is also required to disclose the nature and amount of the obligation as well as any other information about those obligations. This guidance is effective January 1, 2014, with retrospective application required. We do not expect the adoption to have a material impact on our financial statements.

Parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity – In March 2013, the FASB issued accounting guidance on the parent's accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new standard clarifies existing guidance regarding when CTA should be released into earnings upon various deconsolidation and consolidation transactions. This guidance is effective January 1, 2014. We do not expect the adoption to have a material impact on our financial statements.

3.                                     Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  We recognized pretax stock-based compensation cost in the amount of $49 million and $47 million for the three months ended March 31, 2013 and 2012, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the three month periods ended March 31, 2013 and 2012, respectively:

	2013		2012
	Shares Granted	Fair Value Per Award	Shares Granted	Fair Value Per Award
Stock options	4,276,060	$28.34	3,224,203	$39.20
RSUs	1,614,870	$84.05	1,429,939	$104.61

The stock price on the date of grant was $89.75 and $110.09 for 2013 and 2012, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the three month periods ended March 31, 2013 and 2012, respectively:

	Grant Year
	2013	2012
Weighted-average dividend yield	2.13%	2.16%
Weighted-average volatility	30.6%	35.0%
Range of volatilities	23.4-40.6%	33.3-40.4%
Range of risk-free interest rates	0.16-1.88%	0.17-2.00%
Weighted-average expected lives	8 years	7 years

As of March 31, 2013, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $384 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.4 years.

4.                                     Derivative Financial Instruments and Risk Management

Our earnings and cash flow are subject to fluctuations due to changes in foreign currency exchange rates, interest rates and commodity prices.  Our Risk Management Policy (policy) allows for the use of derivative financial instruments to prudently manage foreign currency exchange rate, interest rate and commodity price exposures.  Our policy specifies that derivatives are not to be used for speculative purposes.  Derivatives that we use are primarily foreign currency forward, option, and cross currency contracts, interest rate swaps, and commodity forward and option contracts.  Our derivative activities are subject to the management, direction and control of our senior financial officers.  Risk management practices, including the use of financial derivative instruments, are presented to the Audit Committee of the Board of Directors at least annually.

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

As of March 31, 2013, $44 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

In managing foreign currency risk for our Financial Products operations, our objective is to minimize earnings volatility resulting from conversion and the remeasurement of net foreign currency balance sheet positions, and future transactions denominated in foreign currencies. Our policy allows the use of foreign currency forward, option and cross currency contracts to offset the risk of currency mismatch between our receivables and debt, and exchange rate risk associated with future transactions denominated in foreign currencies. Substantially all such foreign currency forward, option and cross currency contracts are undesignated.

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

As of March 31, 2013, $4 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	March 31, 2013	December 31, 2012
Designated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$19	$28
Machinery and Power Systems	Accrued expenses	(89)	(66)
Interest rate contracts
Financial Products	Receivables – trade and other	14	17
Financial Products	Long-term receivables – trade and other	184	209
Financial Products	Accrued expenses	(8)	(8)
		$120	$180
Undesignated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$67	$31
Machinery and Power Systems	Accrued expenses	(99)	(63)
Financial Products	Receivables – trade and other	9	10
Financial Products	Accrued expenses	(20)	(6)
Interest rate contracts
Financial Products	Receivables – trade and other	1	2
Financial Products	Accrued expenses	(1)	(1)
Commodity contracts
Machinery and Power Systems	Receivables – trade and other	—	1
		$(43)	$(26)

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(29)	$30	$(9)	$15
		$(29)	$30	$(9)	$15

Cash Flow Hedges (Millions of dollars)
	Three Months Ended March 31, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(49)	Other income (expense)	$(17)	[1]	$—
Interest rate contracts
Financial Products	—	Interest expense of Financial Products	(1)		—
	$(49)		$(18)		$—

	Three Months Ended March 31, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(42)	Other income (expense)	$5	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	—	Interest expense of Financial Products	(1)	—
	$(42)		$3	$—

[1]	Includes $3 million loss reclassified from AOCI to Other income (expense) in 2013 as certain derivatives were dedesignated as the related transactions are no longer probable to occur.

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$(20)	$65
Financial Products	Other income (expense)	(15)	7
Commodity contracts
Machinery and Power Systems	Other income (expense)	(1)	6
		$(36)	$78

We enter into International Swaps and Derivatives Association (ISDA) master netting agreements within Machinery & Power Systems and Financial Products that permit the net settlement of amounts owed under their respective derivative contracts. Under these master netting agreements, net settlement generally permits the company or the counterparty to determine the net amount payable for contracts due on the same date and in the same currency for similar types of derivative transactions. The master netting agreements generally also provide for net settlement of all outstanding contracts with a counterparty in the case of an event of default or a termination event.

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of March 31, 2013 and December 31, 2012, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

March 31, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery & Power Systems	$86	$—	$86	$(84)	$—	$2
Financial Products	208	—	208	(19)	—	189
Total	$294	$—	$294	$(103)	$—	$191

March 31, 2013				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery & Power Systems	$(188)	$—	$(188)	$84	$—	$(104)
Financial Products	(29)	—	(29)	19	—	(10)
Total	$(217)	$—	$(217)	$103	$—	$(114)

December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery & Power Systems	$60	$—	$60	$(59)	$—	$1
Financial Products	238	—	238	(12)	—	226
Total	$298	$—	$298	$(71)	$—	$227

December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery & Power Systems	$(129)	$—	$(129)	$59	$—	$(70)
Financial Products	(15)	—	(15)	12	—	(3)
Total	$(144)	$—	$(144)	$71	$—	$(73)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	March 31, 2013	December 31, 2012
Raw materials	$3,536	$3,573
Work-in-process	2,906	2,920
Finished goods	8,345	8,767
Supplies	287	287
Total inventories	$15,074	$15,547

6.                                     Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended March 31,
	2013	2012
Sales	$258	$166
Cost of sales	205	126
Gross profit	$53	$40

Profit (loss)	$(3)	$10

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	March 31, 2013	December 31, 2012
Assets:
Current assets	$655	$715
Property, plant and equipment – net	649	529
Other assets	505	616
	1,809	1,860
Liabilities:
Current liabilities	392	443
Long-term debt due after one year	717	708
Other liabilities	191	170
	1,300	1,321
Equity	$509	$539

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	March 31, 2013	December 31, 2012
Investments in equity method companies	$255	$256
Plus: Investments in cost method companies	15	16
Total investments in unconsolidated affiliated companies	$270	$272

The change in the results of operations amounts for the three months ended March 31, 2013 as compared to March 31, 2012 primarily relates to the third party logistics business, in which Caterpillar sold a majority interest on July 31, 2012. Under the terms of the agreement, Caterpillar retained a 35 percent equity interest.

7.                                     Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		March 31, 2013
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,715	$(419)	$2,296
Intellectual property	11	1,754	(376)	1,378
Other	10	295	(112)	183
Total finite-lived intangible assets	13	4,764	(907)	3,857
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,782	$(907)	$3,875

		December 31, 2012
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,756	$(377)	$2,379
Intellectual property	12	1,767	(342)	1,425
Other	10	299	(105)	194
Total finite-lived intangible assets	13	4,822	(824)	3,998
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,840	$(824)	$4,016

Customer relationship intangibles of $9 million, net of accumulated amortization of $1 million, were reclassified from Intangible assets to held for sale and/or divested during 2013, primarily related to the divestiture of portions of the Bucyrus distribution business, and are not included in the March 31, 2013 balances in the table above. See Note 19 for additional information on assets held for sale.

Amortization expense for both the three months ended March 31, 2013 and 2012 was $94 million. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2013	2014	2015	2016	2017	Thereafter
$376	$370	$369	$360	$356	$2,138

B.  Goodwill

Goodwill of $18 million was reclassified to held for sale and/or divested during 2013, primarily related to the divestiture of portions of the Bucyrus distribution business and the sale of certain Power Systems assets that were accounted for as a business, and is not included in the March 31, 2013 balance in the table below. See Note 19 for additional information on divestitures and assets held for sale.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill for reporting units was impaired during the three months ended March 31, 2013 or 2012.

The changes in the carrying amount of the goodwill by reportable segment for the three months ended March 31, 2013 were as follows:

(Millions of dollars)
	December 31, 2012	Held for Sale and Business Divestitures [1]	Other Adjustments [2]	March 31, 2013
Construction Industries
Goodwill	$382	$—	$(30)	$352
Resource Industries
Goodwill	4,559	(8)	(38)	4,513
Impairments	(602)	—	—	(602)
Net goodwill	3,957	(8)	(38)	3,911
Power Systems
Goodwill	2,486	(10)	(16)	2,460
All Other [3]
Goodwill	117	—	—	117
Consolidated total
Goodwill	7,544	(18)	(84)	7,442
Impairments	(602)	—	—	(602)
Net goodwill	$6,942	$(18)	$(84)	$6,840

1  See Note 19 for additional details.
2  Other adjustments are comprised primarily of foreign currency translation.
3  Includes All Other operating segment (See Note 15).

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

	March 31, 2013			December 31, 2012
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	120	2	122	144	2	146

Corporate bonds
Corporate bonds	638	36	674	626	38	664
Asset-backed securities	94	—	94	96	—	96

Mortgage-backed debt securities
U.S. governmental agency	336	7	343	291	8	299
Residential	24	—	24	26	(1)	25
Commercial	101	9	110	117	10	127

Equity securities
Large capitalization value	151	58	209	147	38	185
Smaller company growth	21	17	38	22	12	34
Total	$1,495	$129	$1,624	$1,479	$107	$1,586

During the three months ended March 31, 2013 and 2012, there were no charges for other-than-temporary declines in the market value of securities.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	March 31, 2013
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$—	$—	$21	$2	$21	$2
Mortgage-backed debt securities
U.S. governmental agency	122	2	12	—	134	2
Residential	—	—	10	1	10	1
Equity securities
Large capitalization value	10	1	7	1	17	2
Total	$132	$3	$50	$4	$182	$7

	December 31, 2012
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$—	$—	$20	$3	$20	$3
Mortgage-backed debt securities
U.S. governmental agency	84	1	15	—	99	1
Residential	—	—	14	1	14	1
Equity securities
Large capitalization value	25	2	10	1	35	3
Total	$109	$3	$59	$5	$168	$8

 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in asset-backed securities relate primarily to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2013.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities and mortgage-related asset-backed securities relate primarily to the continuation of elevated housing delinquencies and default rates, risk aversion and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2013.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  The unrealized losses on our investments in equity securities relate primarily to uneven sector participation in the market recovery. U.S. equity valuations were generally higher for the first quarter of 2013 on growing consumer confidence and a steady recovery in housing.  We do not consider these investments to be other-than-temporarily impaired as of March 31, 2013.

The cost basis and fair value of the available-for-sale debt securities at March 31, 2013, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2013
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$181	$183
Due after one year through five years	588	618
Due after five years through ten years	58	65
Due after ten years	35	34
U.S. governmental agency mortgage-backed securities	336	343
Residential mortgage-backed securities	24	24
Commercial mortgage-backed securities	101	110
Total debt securities – available-for-sale	$1,323	$1,377

Sales of Securities
	Three Months Ended March 31,
(Millions of dollars)	2013	2012
Proceeds from the sale of available-for-sale securities	$98	$112
Gross gains from the sale of available-for-sale securities	$1	$2
Gross losses from the sale of available-for-sale securities	$—	$—

9.                                     Postretirement Benefits

A.  Pension and postretirement benefit costs

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain. This excludes a $21 million loss of a third-party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees. As a result, a net gain of $6 million related to the facility closure was recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations for the three months ended March 31, 2012.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
For the three months ended:
Components of net periodic benefit cost:
Service cost	$49	$46	$31	$28	$24	$24
Interest cost	145	154	43	45	49	55
Expected return on plan assets	(208)	(203)	(59)	(54)	(14)	(16)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	4	5	—	—	(18)	(17)
Net actuarial loss (gain) [1]	136	124	33	24	27	25
Net periodic benefit cost	126	126	48	43	69	72
Curtailments, settlements and special termination benefits [2]	—	—	—	10	—	(40)
Total cost included in operating profit	$126	$126	$48	$53	$69	$32

Weighted-average assumptions used to determine net cost:
Discount rate	3.7%	4.3%	3.7%	4.3%	3.7%	4.3%
Expected return on plan assets	7.8%	8.0%	6.7%	7.1%	7.8%	8.0%
Rate of compensation increase	4.5%	4.5%	3.9%	3.9%	4.4%	4.4%

[1]
Prior service cost (credit) and net actuarial loss (gain) for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan. For pension and other postretirement benefit plans in which all or almost all of the plan's participants are inactive or fully eligible for benefits under the plan, respectively, prior service cost (credit) and net actuarial loss (gain) are amortized using the straight-line method over the remaining life expectancy of those participants.

[2]	Curtailments, settlements and special termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

 We made $142 million of contributions to our pension plans during the three months ended March 31, 2013. We currently anticipate full-year 2013 contributions of approximately $480 million, all of which are required. We made $174 million of contributions to our pension plans during the three months ended March 31, 2012.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended March 31,
(Millions of dollars)	2013	2012
U.S. Plans	$83	$101
Non-U.S. Plans	14	14
	$97	$115

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

We have provided a guarantee to one of our customers in Brazil related to the performance of contractual obligations by a supplier consortium to which one of our Caterpillar subsidiaries is a member. The guarantees cover potential damages (some of them capped) incurred by the customer resulting from the supplier consortium’s non-performance. The guarantee will expire when the supplier consortium performs all its contractual obligations, which is expected to be completed in 2022.

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

No loss has been experienced or is anticipated under any of these guarantees.  At March 31, 2013 and December 31, 2012, the related liability was $16 million and $14 million, respectively. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	March 31, 2013	December 31, 2012
Caterpillar dealer guarantees	$177	$180
Customer guarantees	70	77
Customer guarantees – supplier consortium	341	—
Third party logistics business guarantees	170	176
Other guarantees	45	53
Total guarantees	$803	$486

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as their guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of March 31, 2013 and December 31, 2012, the SPC’s assets of $804 million and $927 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $804 million and $927 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2013
Warranty liability, January 1	$1,477
Reduction in liability (payments)	(220)
Increase in liability (new warranties)	181
Warranty liability, March 31	$1,438

(Millions of dollars)	2012
Warranty liability, January 1	$1,308
Reduction in liability (payments)	(920)
Increase in liability (new warranties)	1,089
Warranty liability, December 31	$1,477

11.                               Profit Per Share

Computations of profit per share:	Three Months Ended March 31,
(Dollars in millions except per share data)	2013	2012
Profit for the period (A) [1]:	$880	$1,586
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	656.2	650.0
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	15.4	20.2
Average common shares outstanding for fully diluted computation (C) [2]	671.6	670.2
Profit per share of common stock:
Assuming no dilution (A/B)	$1.34	$2.44
Assuming full dilution (A/C) [2]	$1.31	$2.37
Shares outstanding as of March 31 (in millions)	657.5	652.3

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 10,312,876 and 3,458,845 common shares were outstanding for the three months ended March 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

12.                             Accumulated Other Comprehensive Income (Loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Balance at March 31, 2012	$401	$(6,458)	$(38)	$62	$(6,033)

Balance at December 31, 2012	$456	$(6,914)	$(42)	$67	$(6,433)
Other comprehensive income (loss) before reclassifications	(366)	15	(31)	15	(367)
Amounts reclassified from accumulated other comprehensive (income) loss	—	121	11	(1)	131
Other comprehensive income (loss)	(366)	136	(20)	14	(236)
Balance at March 31, 2013	$90	$(6,778)	$(62)	$81	$(6,669)

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

		Three Months Ended March 31,
(Millions of dollars)	Classification of income (expense)	2013

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(196)
Amortization of prior service credit (cost)	Note 9 [1]	14
Amortization of transition asset (obligation)	Note 9 [1]	(1)
Reclassifications before tax		(183)
Tax (provision) benefit		62
Reclassifications net of tax		$(121)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(17)
Interest rate contracts	Interest expense of Financial Products	(1)
Reclassifications before tax		(18)
Tax (provision) benefit		7
Reclassifications net of tax		$(11)

Available-for-sale securities:
Realized gain (loss) on sale of securities	Other income (expense)	$1
Tax (provision) benefit		—
Reclassifications net of tax		$1

Total reclassifications from Accumulated other comprehensive income (loss)		$(131)
1    Amounts are included in the calculation of net periodic benefit cost. See Note 9 for additional information.

13.                              Environmental and Legal Matters

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is probable we will pay remedial costs at a site and those costs can be reasonably estimated, the costs are accrued against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.   The amount recorded for environmental remediation is not material and is included in Accrued expenses in the Consolidated Statement of Financial Position.

We cannot reasonably estimate costs at sites in the very early stages of remediation.  Currently, we have a few sites in the very early stages of remediation, and there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all sites in the aggregate, will be required.

We are also involved in unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights.  The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material.  In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  However, there is no more than a remote chance that any liability arising from these matters would be material.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

14.                              Income Taxes

The provision for income taxes in the first quarter reflects an estimated annual effective tax rate of 29.5 percent, excluding the item discussed below, compared with 30 percent for the first quarter of 2012.

The first quarter of 2013 tax provision also includes a benefit of $87 million primarily related to the research and development tax credit that was retroactively extended for 2012.

15.                              Segment Information

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

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers. In addition, Construction Industries has responsibility for Power Systems and three wholly-owned dealers in Japan and an integrated manufacturing cost center that supports Machinery and Power Systems businesses. Inter-segment sales are a source of revenue for this segment.

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining and quarrying applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, electric rope shovels, draglines, hydraulic shovels, drills, highwall miners, electric drive off-highway trucks, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, select work tools, forestry products, paving products, industrial and waste products, machinery components and electronics and control systems. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. In addition, segment profit includes the impact from divestiture of portions of the Bucyrus distribution business and the acquisition of ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical & Electrical Manufacturing Co., Ltd., commonly known as Siwei, which was completed during the second quarter of 2012. Siwei primarily designs, manufactures, sells and supports underground coal mining equipment in China. Inter-segment sales are a source of revenue for this segment.

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

All Other:  Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. and Canada only); distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts. On July 31, 2012, we sold a majority interest in Caterpillar's third party logistics business. Inter-segment sales are a source of revenue for this segment. Results for the All Other operating segment are included as a reconciling item between reportable segments and consolidated external reporting.

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

•
Goodwill allocated to segments is amortized using a fixed amount based on a 20 year useful life.  This methodology difference only impacts segment assets; no goodwill amortization expense is included in segment profit. In addition, only a portion of goodwill for certain acquisitions made in 2011 or later has been allocated to segments.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 28 to 31 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

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

Reportable Segments
Three Months Ended March 31,
(Millions of dollars)
	2013
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at March 31	Capital expenditures
Construction Industries	$4,197	$111	$4,308	$138	$239	$9,407	$124
Resource Industries	3,676	220	3,896	180	477	12,471	107
Power Systems	4,405	396	4,801	151	598	9,303	104
Machinery and Power Systems	$12,278	$727	$13,005	$469	$1,314	$31,181	$335
Financial Products Segment	795	—	795	180	273	36,966	320
Total	$13,073	$727	$13,800	$649	$1,587	$68,147	$655

	2012
	External sales and revenues	Inter- segment sales & revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$5,062	$130	$5,192	$131	$616	$10,393	$131
Resource Industries	4,778	328	5,106	163	1,168	13,455	132
Power Systems	4,987	675	5,662	138	812	9,323	129
Machinery and Power Systems	$14,827	$1,133	$15,960	$432	$2,596	$33,171	$392
Financial Products Segment	761	—	761	174	205	36,563	343
Total	$15,588	$1,133	$16,721	$606	$2,801	$69,734	$735

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended March 31, 2013
Total external sales and revenues from reportable segments	$12,278	$795	$—		$13,073
All Other operating segment	217	—	—		217
Other	(11)	19	(88)	[1]	(80)
Total sales and revenues	$12,484	$814	$(88)		$13,210

Three Months Ended March 31, 2012
Total external sales and revenues from reportable segments	$14,827	$761	$—		$15,588
All Other operating segment	474	—	—		474
Other	(13)	16	(84)	[1]	(81)
Total sales and revenues	$15,288	$777	$(84)		$15,981
[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended March 31, 2013
Total profit from reportable segments	$1,314	$273	$1,587
All Other operating segment	192	—	192
Cost centers	39	—	39
Corporate costs	(373)	—	(373)
Timing	47	—	47
Methodology differences:
Inventory/cost of sales	(36)	—	(36)
Postretirement benefit expense	(165)	—	(165)
Financing costs	(124)	—	(124)
Equity in profit of unconsolidated affiliated companies	(1)	—	(1)
Currency	15	—	15
Other income/expense methodology differences	(52)	—	(52)
Other methodology differences	(19)	17	(2)
Total consolidated profit before taxes	$837	$290	$1,127

Three Months Ended March 31, 2012
Total profit from reportable segments	$2,596	$205	$2,801
All Other operating segment	218	—	218
Cost centers	34	—	34
Corporate costs	(360)	—	(360)
Timing	(151)	—	(151)
Methodology differences:
Inventory/cost of sales	(14)	—	(14)
Postretirement benefit expense	(186)	—	(186)
Financing costs	(115)	—	(115)
Equity in profit of unconsolidated affiliated companies	(2)	—	(2)
Currency	131	—	131
Other income/expense methodology differences	(61)	—	(61)
Other methodology differences	2	1	3
Total consolidated profit before taxes	$2,092	$206	$2,298

Reconciliation of Assets:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
March 31, 2013
Total assets from reportable segments	$31,181	$36,966	$—	$68,147
All Other operating segment	1,488	—	—	1,488
Items not included in segment assets:
Cash and short-term investments	3,594	—	—	3,594
Intercompany receivables	305	—	(305)	—
Investment in Financial Products	4,549	—	(4,549)	—
Deferred income taxes	3,987	—	(521)	3,466
Goodwill and intangible assets	3,445	—	—	3,445
Property, plant and equipment – net and other assets	1,018	—	—	1,018
Operating lease methodology difference	(297)	—	—	(297)
Liabilities included in segment assets	10,579	—	—	10,579
Inventory methodology differences	(2,470)	—	—	(2,470)
Other	(54)	(98)	(75)	(227)
Total assets	$57,325	$36,868	$(5,450)	$88,743

December 31, 2012
Total assets from reportable segments	$33,171	$36,563	$—	$69,734
All Other operating segment	1,499	—	—	1,499
Items not included in segment assets:
Cash and short-term investments	3,306	—	—	3,306
Intercompany receivables	303	—	(303)	—
Investment in Financial Products	4,433	—	(4,433)	—
Deferred income taxes	3,926	—	(516)	3,410
Goodwill and intangible assets	3,145	—	—	3,145
Property, plant and equipment – net and other assets	668	—	—	668
Operating lease methodology difference	(329)	—	—	(329)
Liabilities included in segment assets	11,293	—	—	11,293
Inventory methodology differences	(2,949)	—	—	(2,949)
Other	(182)	(107)	(132)	(421)
Total assets	$58,284	$36,456	$(5,384)	$89,356

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended March 31, 2013
Total depreciation and amortization from reportable segments	$469	$180	$649
Items not included in segment depreciation and amortization:
All Other operating segment	42	—	42
Cost centers	34	—	34
Other	(7)	5	(2)
Total depreciation and amortization	$538	$185	$723

Three Months Ended March 31, 2012
Total depreciation and amortization from reportable segments	$432	$174	$606
Items not included in segment depreciation and amortization:
All Other operating segment	43	—	43
Cost centers	19	—	19
Other	(12)	5	(7)
Total depreciation and amortization	$482	$179	$661

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended March 31, 2013
Total capital expenditures from reportable segments	$335	$320	$—	$655
Items not included in segment capital expenditures:
All Other operating segment	41	—	—	41
Cost centers	27	—	—	27
Timing	534	—	—	534
Other	(24)	16	(17)	(25)
Total capital expenditures	$913	$336	$(17)	$1,232

Three Months Ended March 31, 2012
Total capital expenditures from reportable segments	$392	$343	$—	$735
Items not included in segment capital expenditures:
All Other operating segment	64	—	—	64
Cost centers	38	—	—	38
Timing	402	—	—	402
Other	(32)	17	(95)	(110)
Total capital expenditures	$864	$360	$(95)	$1,129

16.                             Cat Financial Financing Activities

Credit quality of financing receivables and allowance for credit losses

Cat Financial applies a systematic methodology to determine the allowance for credit losses for finance receivables.  Based upon Cat Financial’s analysis of credit losses and risk factors, portfolio segments are as follows:

•	Customer – Finance receivables with retail customers.

•	Dealer – Finance receivables with Caterpillar dealers.

Cat Financial further evaluates portfolio segments by the class of finance receivables, which is defined as a level of information (below a portfolio segment) in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk.  Typically, Cat Financial’s finance receivables within a geographic area have similar credit risk profiles and methods for assessing and monitoring credit risk.  Cat Financial’s classes, which align with management reporting for credit losses, are as follows:

•	North America – Finance receivables originated in the United States or Canada.

•	Europe – Finance receivables originated in Europe, Africa, Middle East and the Commonwealth of Independent States.

•	Asia Pacific – Finance receivables originated in Australia, New Zealand, China, Japan, South Korea and Southeast Asia.

•	Mining – Finance receivables related to large mining customers worldwide.

•	Latin America – Finance receivables originated in Central and South American countries and Mexico.

•
Caterpillar Power Finance – Finance receivables related to marine vessels with Caterpillar engines worldwide and Caterpillar electrical power generation, gas compression and co-generation systems and non-Caterpillar equipment that is powered by these systems worldwide.

Impaired loans and finance leases
For all classes, a loan or finance lease is considered impaired, based on current information and events, if it is probable that Cat Financial will be unable to collect all amounts due according to the contractual terms of the loan or finance lease.  Loans and finance leases reviewed for impairment include loans and finance leases that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or in instances in which relevant information is known that warrants placing the loan or finance lease on non-accrual status).  Accrual is resumed, and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed.  Cash receipts on impaired loans or finance leases are recorded against the receivable and then to any unrecognized income.

There were no impaired loans or finance leases as of March 31, 2013 or December 31, 2012, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero for the three months ended March 31, 2013 and 2012.

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

	March 31, 2013			December 31, 2012
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$25	$23	$—	$28	$27	$—
Europe	44	44	—	45	45	—
Asia Pacific	5	5	—	2	2	—
Mining	—	—	—	1	1	—
Latin America	8	8	—	7	7	—
Caterpillar Power Finance	285	285	—	295	295	—
Total	$367	$365	$—	$378	$377	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$39	$36	$12	$47	$43	$10
Europe	37	34	11	40	37	14
Asia Pacific	48	48	11	35	35	8
Mining	40	39	9	23	23	5
Latin America	60	60	18	43	43	12
Caterpillar Power Finance	145	141	40	116	112	24
Total	$369	$358	$101	$304	$293	$73

Total Impaired Loans and Finance Leases
Customer
North America	$64	$59	$12	$75	$70	$10
Europe	81	78	11	85	82	14
Asia Pacific	53	53	11	37	37	8
Mining	40	39	9	24	24	5
Latin America	68	68	18	50	50	12
Caterpillar Power Finance	430	426	40	411	407	24
Total	$736	$723	$101	$682	$670	$73

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$28	$1	$67	$1
Europe	45	—	46	—
Asia Pacific	4	—	3	—
Mining	—	—	8	—
Latin America	9	—	6	—
Caterpillar Power Finance	285	—	185	1
Total	$371	$1	$315	$2

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$42	$—	$72	$—
Europe	41	1	40	—
Asia Pacific	43	1	20	1
Mining	32	—	13	—
Latin America	54	1	26	—
Caterpillar Power Finance	131	—	87	—
Total	$343	$3	$258	$1

Total Impaired Loans and Finance Leases
Customer
North America	$70	$1	$139	$1
Europe	86	1	86	—
Asia Pacific	47	1	23	1
Mining	32	—	21	—
Latin America	63	1	32	—
Caterpillar Power Finance	416	—	272	1
Total	$714	$4	$573	$3

Non-accrual and past due loans and finance leases
For all classes, Cat Financial considers a loan or finance lease past due if any portion of a contractual payment is due and unpaid for more than 30 days.  Recognition of income is suspended and the loan or finance lease is placed on non-accrual status when management determines that collection of future income is not probable (generally after 120 days past due except in locations where local regulatory requirements dictate a different method, or in instances in which relevant information is known that warrants placing the loan or finance lease on non-accrual status).  Accrual is resumed, and previously suspended income is recognized, when the loan or finance lease becomes contractually current and/or collection doubts are removed.

As of March 31, 2013 and December 31, 2012, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	March 31, 2013	December 31, 2012
Customer
North America	$48	$59
Europe	41	38
Asia Pacific	53	36
Mining	12	12
Latin America	167	148
Caterpillar Power Finance	196	220
Total	$517	$513

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	March 31, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$27	$7	$43	$77	$5,906	$5,983	$1
Europe	33	16	41	90	2,411	2,501	6
Asia Pacific	62	33	81	176	2,845	3,021	30
Mining	5	—	12	17	2,102	2,119	—
Latin America	87	26	152	265	2,592	2,857	—
Caterpillar Power Finance	8	31	92	131	3,082	3,213	2
Dealer
North America	—	—	—	—	2,089	2,089	—
Europe	—	—	—	—	178	178	—
Asia Pacific	—	—	—	—	752	752	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	859	859	—
Total	$222	$113	$421	$756	$22,817	$23,573	$39

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,872	$5,967	$—
Europe	23	9	36	68	2,487	2,555	6
Asia Pacific	53	19	54	126	2,912	3,038	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	138	219	2,500	2,719	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,063	2,063	—
Europe	—	—	—	—	185	185	—
Asia Pacific	—	—	—	—	751	751	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	884	884	—
Total	$188	$70	$418	$676	$22,632	$23,308	$28

Allowance for credit loss activity
In estimating the allowance for credit losses, Cat Financial reviews loans and finance leases that are past due, non-performing or in bankruptcy. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	March 31, 2013
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$414	$9	$423
Receivables written off	(22)	—	(22)
Recoveries on receivables previously written off	12	—	12
Provision for credit losses	15	1	16
Other	(3)	—	(3)
Balance at end of period	$416	$10	$426

Individually evaluated for impairment	$101	$—	$101
Collectively evaluated for impairment	315	10	325
Ending Balance	$416	$10	$426

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$736	$—	$736
Collectively evaluated for impairment	18,958	3,879	22,837
Ending Balance	$19,694	$3,879	$23,573

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$360	$6	$366
Receivables written off	(149)	—	(149)
Recoveries on receivables previously written off	47	—	47
Provision for credit losses	157	3	160
Other	(1)	—	(1)
Balance at end of year	$414	$9	$423

Individually evaluated for impairment	$73	$—	$73
Collectively evaluated for impairment	341	9	350
Ending Balance	$414	$9	$423

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$682	$—	$682
Collectively evaluated for impairment	18,742	3,884	22,626
Ending Balance	$19,424	$3,884	$23,308

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	March 31, 2013			December 31, 2012
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$5,935	$2,089	$8,024	$5,908	$2,063	$7,971
Europe	2,460	178	2,638	2,517	185	2,702
Asia Pacific	2,968	752	3,720	3,002	751	3,753
Mining	2,107	1	2,108	1,961	1	1,962
Latin America	2,690	859	3,549	2,571	884	3,455
Caterpillar Power Finance	3,017	—	3,017	2,952	—	2,952
Total Performing	$19,177	$3,879	$23,056	$18,911	$3,884	$22,795

Non-Performing
North America	$48	$—	$48	$59	$—	$59
Europe	41	—	41	38	—	38
Asia Pacific	53	—	53	36	—	36
Mining	12	—	12	12	—	12
Latin America	167	—	167	148	—	148
Caterpillar Power Finance	196	—	196	220	—	220
Total Non-Performing	$517	$—	$517	$513	$—	$513

Performing & Non-Performing
North America	$5,983	$2,089	$8,072	$5,967	$2,063	$8,030
Europe	2,501	178	2,679	2,555	185	2,740
Asia Pacific	3,021	752	3,773	3,038	751	3,789
Mining	2,119	1	2,120	1,973	1	1,974
Latin America	2,857	859	3,716	2,719	884	3,603
Caterpillar Power Finance	3,213	—	3,213	3,172	—	3,172
Total	$19,694	$3,879	$23,573	$19,424	$3,884	$23,308

Troubled Debt Restructurings
A restructuring of a loan constitutes a troubled debt restructuring (TDR) when the lender grants a concession it would not otherwise consider to a borrower experiencing financial difficulties.  Concessions granted may include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

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

There were no loans modified as TDRs during the three months ended March 31, 2013 or 2012 for the Dealer portfolio segment.

Loans in the Customer portfolio segment modified as TDRs during the three months ended March 31, 2013 and 2012, were as follows:

(Dollars in millions)
	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	10	$2	$2	23	$2	$2
Europe	—	—	—	7	7	7
Caterpillar Power Finance [1]	4	36	37	5	32	32
Total [2]	14	$38	$39	35	$41	$41

[1]
During the three months ended March 31, 2013, $5 million of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $5 million of additional funds is not reflected in the table above as no incremental modifications have been made with the borrower during the period presented.  At March 31, 2013, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $30 million.

[2]	Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the Customer portfolio segment with a payment default during the three months ended March 31, 2013 and 2012, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	8	$2	11	$1
Caterpillar Power Finance	2	3	14	19
Total	10	$5	25	$20

17.                             Redeemable Noncontrolling Interest – Caterpillar Japan Ltd.

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

18.                              Fair Value Measurements

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

•	Level 1 – Quoted prices for identical instruments in active markets.

•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

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

Derivative financial instruments
The fair value of interest rate swap derivatives is primarily based on models that utilize the appropriate market-based forward swap curves and zero-coupon interest rates to determine discounted cash flows.  The fair value of foreign currency and commodity forward, option and cross currency contracts is based on a valuation model that discounts cash flows resulting from the differential between the contract price and the market-based forward rate.

Guarantees
The fair value of guarantees is based upon our estimate of the premium a market participant would require to issue the same guarantee in a stand-alone arms-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models that utilize current market-based assumptions.

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of March 31, 2013 and December 31, 2012 are summarized below:

(Millions of dollars)	March 31, 2013
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	122	—	122
Corporate bonds
Corporate bonds	—	674	—	674
Asset-backed securities	—	94	—	94
Mortgage-backed debt securities
U.S. governmental agency	—	343	—	343
Residential	—	24	—	24
Commercial	—	110	—	110
Equity securities
Large capitalization value	209	—	—	209
Smaller company growth	38	—	—	38
Total available-for-sale securities	257	1,367	—	1,624
Derivative financial instruments, net	—	77	—	77
Total Assets	$257	$1,444	$—	$1,701
Liabilities
Guarantees	$—	$—	$16	$16
Total Liabilities	$—	$—	$16	$16

(Millions of dollars)	December 31, 2012
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	146	—	146
Corporate bonds
Corporate bonds	—	664	—	664
Asset-backed securities	—	96	—	96
Mortgage-backed debt securities
U.S. governmental agency	—	299	—	299
Residential	—	25	—	25
Commercial	—	127	—	127
Equity securities
Large capitalization value	185	—	—	185
Smaller company growth	34	—	—	34
Total available-for-sale securities	229	1,357	—	1,586
Derivative financial instruments, net	—	154	—	154
Total Assets	$229	$1,511	$—	$1,740
Liabilities
Guarantees	$—	$—	$14	$14
Total Liabilities	$—	$—	$14	$14

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the three months ended March 31, 2013 and 2012.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2012	$14
Issuance of guarantees	5
Expiration of guarantees	(3)
Balance at March 31, 2013	$16

Balance at December 31, 2011	$7
Issuance of guarantees	—
Expiration of guarantees	—
Balance at March 31, 2012	$7

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. Cat Financial had impaired loans with a fair value of $190 million and $161 million as of March 31, 2013 and December 31, 2012, respectively.

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

Long-term debt
Fair value for fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

Fair Value of Financial Instruments
	March 31, 2013		December 31, 2012
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$5,982	$5,982	$5,490	$5,490	1
Restricted cash and short-term investments	75	75	53	53	1
Available-for-sale securities	1,624	1,624	1,586	1,586	1 & 2	Note 8
Finance receivables – net (excluding finance leases 1)	15,602	15,509	15,404	15,359	2	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,578	1,512	1,674	1,609	2	Note 16
Interest rate swaps – net	190	190	219	219	2	Note 4
Commodity contracts – net	—	—	1	1	2	Note 4

Liabilities
Short-term borrowings	4,982	4,982	5,287	5,287	1
Long-term debt (including amounts due within one year)
Machinery and Power Systems	9,779	11,712	9,779	11,969	2
Financial Products	25,725	26,675	25,077	26,063	2
Foreign currency contracts – net	113	113	66	66	2	Note 4
Guarantees	16	16	14	14	3	Note 10

[1]	Total excluded items have a net carrying value at March 31, 2013 and December 31, 2012 of $8,001 million and $7,959 million, respectively.

19.                         Divestitures and Assets Held for Sale
Bucyrus Distribution Business Divestiture
In conjunction with our acquisition of Bucyrus in July 2011, we announced our intention to sell the Bucyrus distribution business to Caterpillar dealers that support mining customers around the world in a series of individual transactions.  Bucyrus predominantly employed a direct to end customer model to sell and support products.  The intention is for all Bucyrus products to be sold and serviced by Caterpillar dealers, consistent with our long-held distribution strategy.  These transitions are occurring in phases based on the mining business opportunity within each dealer territory.

As portions of the Bucyrus distribution business are sold or classified as held for sale, they will not qualify as discontinued operations because Caterpillar expects significant continuing direct cash flows from the Caterpillar dealers after the divestitures. The gain or loss on disposal, along with the continuing operations of these disposal groups, will be reported in the Resource Industries segment. Goodwill will be allocated to each disposal group using the relative fair value method. The value of the customer relationship intangibles related to each portion of the Bucyrus distribution business to be sold will be included in the disposal groups. The disposal groups will be recorded at the lower of their carrying value or fair value less cost to sell. The portions of the distribution business that were sold were not material to our results of operations, financial position or cash flow.

In March 2013, we completed two sale transactions whereby we sold portions of the Bucyrus distribution business to Caterpillar dealers for an aggregate price of $45 million. After-tax profit was unfavorably impacted in the first quarter of 2013 by $18 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $7 million of income (included in Other operating (income) expenses) related to the sales transactions and an income tax benefit of $4 million, offset by costs incurred related to the Bucyrus distribution divestiture activities of $29 million (included in Selling, general and administrative expenses).

Assets sold in the first quarter of 2013 included customer relationship intangibles of $8 million, inventory of $6 million and allocated goodwill of $13 million related to the divested portions of the Bucyrus distribution business.

As of March 31, 2013, three divestiture transactions were classified as held for sale and are expected to close in 2013. Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets.

The major classes of assets held for sale for a portion of the Bucyrus distribution business were as follows:

(Millions of dollars)	March 31, 2013	December 31, 2012

Inventories	24	30
Current assets	$24	$30

Property, plant and equipment – net	$4	$—
Intangible assets	32	32
Goodwill	46	52
Non-current assets	$82	$84

20.                              Employee Separation Charges

In 2012, we reported employee separation charges of $94 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to the closure of the Electro-Motive Diesel facility located in London, Ontario and separation programs in Europe. The majority of the charges were related to the Power Systems segment.

For the three months ended March 31, 2013, we recognized employee separation charges of $7 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to separation programs in North America and Europe. The charges were related primarily to the Resource Industries and Power Systems segments.

Our accounting for separations was dependent upon how the particular program was designed. For voluntary programs, eligible separation costs were recognized at the time of employee acceptance. For involuntary programs, eligible costs were recognized when management had approved the program, the affected employees had been properly notified and the costs were estimable.

The following table summarizes the 2012 and 2013 separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2011	$90
Increase in liability (separation charges)	94
Reduction in liability (payments and other adjustments)	(155)
Liability balance at December 31, 2012	$29
Increase in liability (separation charges)	7
Reduction in liability (payments and other adjustments)	(11)
Liability balance at March 31, 2013	$25

The remaining liability balances as of March 31, 2013 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2013.

21.                              Subsequent Event

On April 25, 2013, we entered into a definitive agreement with Citibank, N.A. (Citi) to purchase shares of our common stock under an accelerated stock repurchase program.

Pursuant to the accelerated stock repurchase agreement, we have agreed to repurchase $1.0 billion of our common stock from Citi, with an immediate delivery of approximately 11.1 million shares. The final number of shares to be repurchased and the aggregate cost to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transaction, which is expected to be completed in June 2013. In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar stock, and in December 2011, the authorization was extended through December 31, 2015. Through the end of 2008, $3.8 billion of the $7.5 billion authorization was spent and no shares of stock have been repurchased since then.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported first-quarter 2013 sales and revenues of $13.210 billion, a 17 percent decrease from first-quarter 2012 sales and revenues of $15.981 billion. Profit per share for the first quarter of 2013 was $1.31, a 45 percent decrease from first-quarter 2012 profit per share of $2.37. Profit was $880 million in the quarter, a decrease of 45 percent from $1.586 billion in the first quarter of 2012.

 Highlights for the first quarter of 2013 include:

▪	First-quarter sales and revenues of $13.210 billion were 17 percent lower than the first quarter of 2012.

▪	Profit per share was $1.31 in the first quarter of 2013, down $1.06 from the first quarter of 2012.

▪	Inventory continued to decline in the first quarter of 2013 and was about a half billion dollars below year-end 2012.

▪	Machinery and Power Systems (M&PS) operating cash flow was $1.089 billion in the first quarter of 2013, compared with $234 million in the first quarter of 2012.

▪	M&PS debt-to-capital ratio was 36.4 percent, down from 37.4 percent at year-end 2012.

Notes:

•	Glossary of terms is included on pages 52-53; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 62.

Consolidated Results of Operations

THREE MONTHS ENDED MARCH 31, 2013 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2012

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the first quarter of 2012 (at left) and the first quarter of 2013 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees

Total sales and revenues were $13.210 billion in the first quarter of 2013, a decrease of $2.771 billion, or 17 percent, from the first quarter of 2012. When reviewing the change in sales and revenues, we focus on the following perspectives:

▪
Reason for the change: Sales volume decreased $2.671 billion. The majority of the decrease was related to changes in dealer new machine inventories. During the first quarter of 2012, dealers increased machine inventory about $875 million in anticipation of higher demand in the spring and summer. In the first quarter of 2013, dealers reduced their machine inventories by about $700 million to be better aligned with expected demand. In addition, the net impact of acquisitions and divestitures was unfavorable $171 million, and the impact of currency was unfavorable $91 million. These decreases were partially offset by increased price realization of $129 million. Financial Products revenues were $33 million higher.

▪
Sales by geographic region: Sales were negatively impacted by dealer inventory changes and declined in all geographic regions. While sales in Asia/Pacific declined, sales increased in China and were about flat in Japan. Sales in China were higher due to the absence of dealer inventory reductions that occurred in the first quarter of 2012 and an increase in Power Systems' sales.

▪
Segment: Sales decreased in all segments. Resource Industries' sales were down 23 percent, Construction Industries' sales decreased 17 percent, and Power Systems' sales were 12 percent lower. Financial Products' revenues were up 4 percent.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the first quarter of 2012 (at left) and the first quarter of 2013 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the first quarter of 2013 was $1.218 billion, a decline of $1.105 billion from the first quarter of 2012. The decrease was primarily the result of lower sales volume, increased manufacturing costs and the unfavorable impact from acquisitions and divestitures. These decreases were partially offset by improved price realization, increased operating profit at Financial Products and the favorable impact of currency.
Manufacturing costs increased $317 million. The increase was primarily due to unfavorable changes in cost absorption resulting from a decrease in inventory during the first quarter of 2013 and an increase in inventory during the first quarter of 2012, as well as inefficiencies driven by lower production in the first quarter of 2013. These impacts were partially offset by favorable material costs.
We reduced inventory in both the fourth quarter of 2012 and the first quarter of 2013. The groundwork for these reductions began in mid-2012 as economic indicators began to soften and actions were needed to bring inventory levels in line with expected demand. Based on softening economic conditions worldwide and the amount of finished goods we had available in our Product Distribution Centers (PDCs), dealers also took action to lower their inventories. As a result, new orders from dealers declined sharply in the third quarter of 2012, and we began lowering production schedules and incoming material purchases from suppliers around the world. While production schedules began to decline in the third quarter, the most significant impacts on production and inventory, including rolling plant shutdowns at a number of facilities, occurred in the fourth quarter of 2012 and continued into the first quarter of 2013. Inventory for all segments declined during the fourth quarter of 2012, and the first quarter decline was primarily Construction Industries' finished goods.
We anticipate some additional inventory reduction in 2013, primarily in Resource Industries related to mining products, to continue to align inventory with expected demand. However, reductions are expected to be less than over the past two quarters, and, as a result, we are planning to increase production in the second quarter of 2013 when compared with the first quarter of 2013.
Acquisitions and divestitures negatively impacted operating profit by $128 million and included operating losses at Siwei, as well as the impact from selling portions of the Bucyrus distribution business to Cat dealers and the absence of profit from our third party logistics business, which was sold in the third quarter of 2012.

Currency favorably impacted operating profit by $77 million primarily due to the Japanese yen. We have a sizeable manufacturing presence in Japan, and while some of this production is sold in Japan, we are a net exporter, and, therefore, a weaker yen provides a cost benefit.
Short-term incentive compensation expense related to 2013 was about $120 million in the first quarter of 2013 compared to about $230 million in the first quarter of 2012.

Other Profit/Loss Items

▪	Interest expense excluding Financial Products increased $7 million from the first quarter of 2012.

▪	Other income/expense was income of $29 million compared with income of $88 million in the first quarter of 2012. The decrease was primarily due to the unfavorable impact of currency gains and losses.

▪
The provision for income taxes in the first quarter reflects an estimated annual effective tax rate of 29.5 percent, excluding the item discussed below, compared with 30 percent for the first quarter of 2012.

As expected, the first-quarter 2013 tax provision also includes a benefit of $87 million primarily related to the research and development tax credit that was retroactively extended for 2012.

▪	Profit/loss attributable to noncontrolling interests favorably impacted profit by $23 million compared with the first quarter of 2012.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
First Quarter 2013
Construction Industries[1]	$4,197	(17)%	$1,525	(14)%	$595	(14)%	$953	(23)%	$1,124	(17)%
Resource Industries[2]	3,676	(23)%	1,033	(34)%	759	10%	923	(10)%	961	(36)%
Power Systems[3]	4,405	(12)%	1,815	(17)%	425	(13)%	1,236	(10)%	929	(1)%
All Other Segment[4]	217	(54)%	157	(30)%	8	(62)%	32	(78)%	20	(76)%
Corporate Items and Eliminations	(11)	—	(13)		—		1		1
Machinery & Power Systems Sales	12,484	(18)%	4,517	(21)%	1,787	(6)%	3,145	(17)%	3,035	(22)%

Financial Products Segment	795	4%	389	—%	110	12%	139	9%	157	8%
Corporate Items and Eliminations	(69)		(37)		(6)		(6)		(20)
Financial Products Revenues	726	5%	352	3%	104	14%	133	10%	137	(1)%

Consolidated Sales and Revenues	$13,210	(17)%	$4,869	(20)%	$1,891	(5)%	$3,278	(16)%	$3,172	(21)%

First Quarter 2012
Construction Industries[1]	$5,062		$1,780		$690		$1,233		$1,359
Resource Industries[2]	4,778		1,560		690		1,030		1,498
Power Systems[3]	4,987		2,178		491		1,377		941
All Other Segment[4]	474		225		21		144		84
Corporate Items and Eliminations	(13)		(11)		—		(1)		(1)
Machinery & Power Systems Sales	15,288		5,732		1,892		3,783		3,881

Financial Products Segment	761		389		98		128		146
Corporate Items and Eliminations	(68)		(46)		(7)		(7)		(8)
Financial Products Revenues	693		343		91		121		138

Consolidated Sales and Revenues	$15,981		$6,075		$1,983		$3,904		$4,019

1                 Does not include inter-segment sales of $111 million and $130 million in first quarter 2013 and 2012, respectively.
2                  Does not include inter-segment sales of $220 million and $328 million in first quarter 2013 and 2012, respectively.
3                   Does not include inter-segment sales of $396 million and $675 million in first quarter 2013 and 2012, respectively.
4                   Does not include inter-segment sales of $769 million and $907 million in first quarter 2013 and 2012, respectively.

Sales and Revenues by Segment
(Millions of dollars)	First Quarter 2012	Sales Volume	Price Realization	Currency	Acquisitions/Divestitures	Other	First Quarter 2013	$ Change	% Change

Construction Industries	$5,062	$(836)	$42	$(71)	$—	$—	$4,197	$(865)	(17)%
Resource Industries	4,778	(1,130)	52	(16)	(8)	—	3,676	(1,102)	(23)%
Power Systems	4,987	(616)	38	(4)	—	—	4,405	(582)	(12)%
All Other Segment	474	(93)	(1)	—	(163)	—	217	(257)	(54)%
Corporate Items and Eliminations	(13)	4	(2)	—	—	—	(11)	2
Machinery & Power Systems Sales	15,288	(2,671)	129	(91)	(171)	—	12,484	(2,804)	(18)%

Financial Products Segment	761	—	—	—	—	34	795	34	4%
Corporate Items and Eliminations	(68)	—	—	—	—	(1)	(69)	(1)
Financial Products Revenues	693	—	—	—	—	33	726	33	5%

Consolidated Sales and Revenues	$15,981	$(2,671)	$129	$(91)	$(171)	$33	$13,210	$(2,771)	(17)%

Operating Profit by Segment
(Millions of dollars)	First Quarter 2013	First Quarter 2012	$ Change	% Change
Construction Industries	$239	$616	$(377)	(61)%
Resource Industries	477	1,168	(691)	(59)%
Power Systems	598	812	(214)	(26)%
All Other Segment	192	218	(26)	(12)%
Corporate Items and Eliminations	(503)	(617)	114
Machinery & Power Systems	1,003	2,197	(1,194)	(54)%

Financial Products Segment	273	205	68	33%
Corporate Items and Eliminations	9	(11)	20
Financial Products	282	194	88	45%
Consolidating Adjustments	(67)	(68)	1
Consolidated Operating Profit	$1,218	$2,323	$(1,105)	(48)%

Construction Industries
Construction Industries' sales were $4.197 billion in the first quarter of 2013, a decrease of $865 million, or 17 percent, from the first quarter of 2012. The sales decrease was due to lower volume and the unfavorable impact of currency, partially offset by favorable price realization. The lower sales volume was primarily due to changes in dealer new machine inventories and decreases in dealer deliveries to end users. Dealer-reported new machine inventory was about flat during the first quarter of 2013 compared with an increase during the first quarter of 2012. Sales of new equipment declined, and sales of aftermarket parts were about flat. Sales declined in all geographic regions of the world.
Construction Industries' profit was $239 million in the first quarter of 2013 compared with $616 million in the first quarter of 2012. The decrease in profit was primarily due to lower sales volume and increased manufacturing costs, partially offset by favorable price realization. Higher manufacturing costs were driven by unfavorable changes in cost absorption resulting from a decrease in inventory during the first quarter of 2013 and an increase in inventory during the first quarter of 2012.
Resource Industries
Resource Industries' sales were $3.676 billion in the first quarter of 2013, a decrease of $1.102 billion, or 23 percent, from the first quarter of 2012. The sales volume decrease was primarily due to changes in dealer new machine inventories and decreases in dealer deliveries to end users. Dealer-reported new machine inventory decreased during the first quarter of 2013 compared with an increase during the first quarter of 2012. Improved price realization partially offset the decrease in sales volume. While sales for both new equipment and aftermarket parts declined, the more significant decrease was for new equipment. Although first-quarter 2013 parts sales were lower than the first quarter of 2012, they were higher than the fourth quarter of 2012. New machine shipments have been down as compared with last year, but commodity demand has remained positive, and equipment fleets are being utilized and require maintenance and support.
Sales decreased in every region of the world except Latin America. The increase in Latin America sales was primarily due to the timing of shipments in the first quarter of 2012.
The trends we are observing in the mining industry are somewhat contradictory. World economic growth is relatively stable and seems to be on a path for continued improvement in 2013. Commodity consumption and production are increasing overall, and most mined commodity prices, while off their highs, are at attractive levels for continued investment when compared with historical levels.
However, despite generally positive economics for most of the mining industry, customers have cut their capital plans for 2013. Much of the new equipment mining companies will purchase this year was ordered before 2013 or was already in dealer inventory at the beginning of 2013. As a result of weak order rates, some cancellations and customers pushing out delivery times during the second half of 2012, product availability and customer lead times have improved significantly. As lead times for deliveries of new equipment have shortened, customers do not feel the need to place orders for equipment as far ahead as they did in 2011 and early 2012, further depressing order rates in 2013.
Resource Industries' profit was $477 million in the first quarter of 2013 compared with $1.168 billion in the first quarter of 2012. The decrease was a result of lower sales volume, higher manufacturing costs and the unfavorable impact from the acquisition of Siwei and the divestiture of portions of the Bucyrus distribution businesses. These decreases were partially offset by favorable price realization. Higher manufacturing costs were driven by lower production in the first quarter of 2013 and unfavorable changes in cost absorption resulting from a decrease in inventory during the first quarter of 2013 and an increase in inventory during the first quarter of 2012. Depreciation expense also increased.
Power Systems
Power Systems' sales were $4.405 billion in the first quarter of 2013, a decrease of $582 million, or 12 percent, from the first quarter of 2012. The decrease was primarily the result of lower volume. Sales decreased in all regions. Sales were lower for nearly all applications, with the most significant decreases in electric power and industrial applications. More than one-third of the sales decline was a result of dealers reducing their inventory levels in the first quarter of 2013, compared with dealers increasing inventory levels in the first quarter of 2012.
Power Systems' profit was $598 million in the first quarter of 2013 compared with $812 million in the first quarter of 2012. The decrease was primarily due to lower sales volume and losses on a power-generation project in EAME. These unfavorable impacts were partially offset by favorable price realization, decreased SG&A and R&D expenses and the absence of expenses in the first quarter of 2012 from the closure of the Electro-Motive Diesel facility located in London, Ontario.
Financial Products Segment
Financial Products' revenues were $795 million, an increase of $34 million, or 4 percent, from the first quarter of 2012. The increase was primarily due to the favorable impact from higher average earning assets and an increase in Cat Insurance revenues. These increases were partially offset by the unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases.
Financial Products' profit was $273 million in the first quarter of 2013, compared with $205 million in the first quarter of 2012. The increase was primarily due to a $49 million favorable impact from lower claims experience at Cat Insurance, which includes favorable reserve adjustments, and a $34 million favorable impact from higher average earning assets.
At the end of the first quarter of 2013, past dues at Cat Financial were 2.52 percent compared with 2.26 percent at the end of 2012. The increase in past dues from year-end is due to seasonality impacts. At the end of the first quarter of 2012, past dues were 3.19 percent. Write-offs, net of recoveries, were $10 million for the first quarter of 2013, down from $11 million for the first quarter of 2012.
As of March 31, 2013, Cat Financial's allowance for credit losses totaled $429 million or 1.49 percent of net finance receivables, compared with $426 million or 1.49 percent of net finance receivables at year-end 2012. The allowance for credit losses as of March 31, 2012, was $379 million or 1.47 percent of net finance receivables.
All Other Segment
All Other Segment includes groups that provide services such as component manufacturing, remanufacturing and logistics.
The decrease in sales and profit was primarily due to the absence of our third party logistics business, which was sold in the third quarter of 2012.

Corporate Items and Eliminations
Expense for corporate items and eliminations was $494 million in the first quarter of 2013, a decrease of $134 million from the first quarter of 2012. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences, as segment profit is reported using annual fixed exchange rates; and inter-segment eliminations.
The decrease in expense from the first quarter of 2012 was primarily due to the favorable impact of timing, partially offset by the unfavorable impact of currency. Segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013, while segment profit for 2012 is based on fixed exchange rates set at the beginning of 2012. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit.

GLOSSARY OF TERMS

1.
All Other Segment - Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America (U.S. & Canada only); distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts. On July 31, 2012, we sold a majority interest in Caterpillar's third party logistics business.

2.	Consolidating Adjustments - Eliminations of transactions between Machinery and Power Systems and Financial Products.

3.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers. In addition, Construction Industries has responsibility for Power Systems and three wholly-owned dealers in Japan and an integrated manufacturing cost center that supports Machinery and Power Systems businesses.

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

5.
Debt-to-Capital Ratio - A key measure of Machinery and Power Systems' financial strength used by both management and our credit rating agencies. The metric is defined as Machinery and Power Systems short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of Machinery and Power Systems debt and stockholders' equity. Debt also includes Machinery and Power Systems borrowings from Financial Products.

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

13.
Power Systems - A segment primarily responsible for supporting customers using reciprocating engines, turbines and related parts across industries serving electric power, industrial, petroleum and marine applications as well as rail-related businesses. Responsibilities include business strategy, product design, product management, development, manufacturing, marketing, sales and product support of reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and petroleum industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the business strategy, product design, product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services; the development, manufacturing, remanufacturing, maintenance, leasing and service of diesel-electric locomotives and components and other rail-related products and services.

14.
Price Realization - The impact of net price changes excluding currency and new product introductions. Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

15.
Resource Industries - A segment primarily responsible for supporting customers using machinery in mining and quarrying applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, electric rope shovels, draglines, hydraulic shovels, drills, highwall miners, electric drive off-highway trucks, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, select work tools, forestry products, paving products, industrial and waste products, machinery components and electronics and control systems. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. In addition, segment profit includes the impact from divestiture of portions of the Bucyrus distribution business and the acquisition of Siwei.

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

17.
Siwei - ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical & Electrical Manufacturing Co., Ltd., commonly known as Siwei, which was acquired during the second quarter of 2012. Siwei primarily designs, manufactures, sells and supports underground coal mining equipment in China and is included in our Resource Industries segment.

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Power Systems operations. Funding for these businesses is also provided by commercial paper and long-term debt issuances. Financial Products operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the first quarter of 2013, we experienced favorable liquidity conditions globally in both our Machinery and Power Systems and Financial Products operations. On a consolidated basis, we ended the first quarter of 2013 with $5.98 billion of cash, an increase of $492 million from year-end 2012. Our cash balances are held in numerous locations throughout the world. We expect to meet our United States funding needs without repatriating undistributed profits that are indefinitely reinvested outside the United States.

Consolidated operating cash flow for the first quarter of 2013 was $1.42 billion, up from $315 million for the same period a year ago. The increase was primarily due to changes in inventory. During the first quarter of 2013, inventory decreased in order to align with current demand levels, whereas during the same period of 2012, inventory increased in anticipation of higher sales. In addition, short-term incentive compensation payments were higher in 2012. These favorable items were partially offset by lower profit and changes in accounts payable and customer advances. See further discussion of operating cash flow under Machinery and Power Systems and Financial Products.

Total debt as of March 31, 2013 was $40.49 billion, an increase of $343 million from year-end 2012. Debt related to Financial Products increased $312 million, primarily at Cat Financial, reflecting increasing portfolio balances and a higher cash position. Debt related to Machinery and Power Systems increased $31 million from year end 2012.

We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery and Power Systems as of March 31, 2013 was $2.75 billion.

•	The 364-day facility of $3.00 billion (of which $0.82 billion is available to Machinery and Power Systems) expires in September 2013.

•	The 2010 four-year facility, as amended, of $2.60 billion (of which $0.72 billion is available to Machinery and Power Systems) expires in September 2015.

•	The 2011 five-year facility, as amended, of $4.40 billion (of which $1.21 billion is available to Machinery and Power Systems) expires in September 2017.

At March 31, 2013, Caterpillar's consolidated net worth was $25.10 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholder's equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At March 31, 2013, Cat Financial's covenant interest coverage ratio was 1.75 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at March 31, 2013, Cat Financial's covenant leverage ratio was 8.63 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At March 31, 2013, there were no borrowings under the Credit Facility.

Our total credit commitments as of March 31, 2013 were:

	March 31, 2013
(Millions of dollars)	Consolidated	Machinery and Power Systems	Financial Products
Credit lines available:
Global credit facilities	$10,000	$2,750	$7,250
Other external	5,493	737	4,756
Total credit lines available	15,493	3,487	12,006
Less: Commercial paper outstanding	(3,246)	—	(3,246)
Less: Utilized credit	(2,610)	(514)	(2,096)
Available credit	$9,637	$2,973	$6,664

Other consolidated credit lines with banks as of March 31, 2013 totaled $5.49 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, our Machinery and Power Systems operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility. Our Financial Products operations would rely on cash flow from its existing portfolio, utilization of existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and which may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery and Power Systems
Net cash provided by operating activities was $1.09 billion in the first quarter of 2013, compared with $234 million for the same period in 2012. The increase was primarily due to changes in inventory. During the first quarter of 2013 inventory decreased in order to align with current demand levels, whereas during the same period of 2012, inventory increased in anticipation of higher sales. In addition, short-term incentive compensation payments were higher in 2012. These favorable items were partially offset by lower profit, changes in accounts payable and customer advances and the absence of a dividend from Cat Financial.
Net cash used for investing activities in the first quarter of 2013 was $822 million, about the same as net cash used for investing activities of $819 million in the first quarter of 2012. Net cash provided by financing activities in the first quarter of 2013 was $36 million, compared with net cash provided by financing activities of $367 million in the first quarter of 2012. The change was primarily due to the absence of incremental short-term borrowings in 2013, partially offset by the absence of a dividend payment in the first quarter of 2013. The first quarter dividend payment was accelerated into the fourth quarter of 2012.

Our priorities for the use of cash are maintaining a strong financial position that helps maintain our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position – A key measure of Machinery and Power Systems' financial strength used by both management and our credit rating agencies is Machinery and Power Systems' debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery and Power Systems borrowings from Financial Products. The debt-to-capital ratio for Machinery and Power Systems was 36.4 percent at March 31, 2013, within our target range of 30 to 45 percent, compared with 37.4 percent at December 31, 2012. Profit during the first quarter of 2013 was the primary contributor to the reduction in the debt-to-capital ratio.

Capital to support growth – Capital expenditures were $913 million during the first quarter of 2013, compared to $864 million for the same period in 2012. We expect capital expenditures for 2013 to be less than $3 billion.

Appropriately funded employee benefit plans – We made $142 million of contributions to our pension plans during the first quarter of 2013. We currently anticipate full-year 2013 contributions of approximately $480 million, all of which are required. We made $174 million of contributions to our pension plans during the first quarter of 2012.

Paying dividends – During the first quarter of 2013, there was no dividend payment, as it was accelerated into the fourth quarter of 2012. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend.

Common stock repurchases – On April 25, 2013, we entered into a definitive agreement with Citibank, N.A. (Citi) to purchase shares of our common stock under an accelerated stock repurchase program. Pursuant to the accelerated stock repurchase agreement, we have agreed to repurchase $1.0 billion of our common stock from Citi, with an immediate delivery of approximately 11.1 million shares. The final number of shares to be repurchased and the aggregate cost to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transaction, which is expected to be completed in June 2013. In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar stock, and in December 2011, the authorization was extended through December 31, 2015. Through the end of 2008, $3.8 billion of the $7.5 billion authorization was spent and no shares of stock have been repurchased since then. Basic shares outstanding as of March 31, 2013 were 657 million.

Financial Products
Financial Products operating cash flow was $262 million in the first quarter of 2013, compared with $237 million for the same period a year ago.  Net cash used for investing activities was $530 million for the first quarter of 2013, compared with $623 million for the same period in 2012. The change was primarily due to less net cash used for finance receivables due to slower growth in Cat Financial's portfolio. Net cash provided by financing activities was $475 million for the first quarter of 2013, compared with $374 million for the same period in 2012. The change was primarily due to the absence of dividends paid to Caterpillar, partially offset by lower funding requirements.

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

Residual values for leased assets – The residual values for Cat Financial’s leased assets, which are based upon the estimated wholesale market value of leased equipment at the time of the expiration of the lease, are based on a careful analysis of historical wholesale market sales prices, projected forward on a level trend line without consideration for inflation or possible future pricing action.  At the inception of the lease, residual values are derived from consideration of the following critical factors: market size and demand, any known significant market/product trends, total expected hours of usage, machine configuration, application, location, model changes, quantities and past re-marketing experience, third-party residual guarantees and contractual customer purchase options. Many of these factors are gathered in an application survey that is completed prior to quotation.  The lease agreement also clearly defines applicable return conditions and remedies for non-compliance, to ensure that the leased equipment will be in good operating condition upon return.  Model changes and updates, as well as market strength and product acceptance, are monitored and adjustments are made to residual values in accordance with the significance of any such changes.  Remarketing sales staff works closely with customers and dealers to manage the sale of lease returns and the recovery of residual exposure.

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

The impairment test process requires valuation of the respective reporting unit, which we primarily determine using an income approach based on a discounted five year forecasted cash flow with a year-five residual value. The residual value is computed using the constant growth method, which values the forecasted cash flows in perpetuity. The income approach is supported by a reconciliation of our calculated fair value for Caterpillar to the company's market capitalization. The assumptions about future cash flows and growth rates are based on each reporting unit's long-term forecast and are subject to review and approval by senior management. The discount rate is a risk-adjusted weighted average cost of capital, which we believe approximates the rate from a market participant's perspective. The estimated fair value could be impacted by changes in market conditions, interest rates, growth rates, tax rates, costs, pricing and capital expenditures.

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

For debt securities, once a security’s fair value is below cost we utilize data gathered by investment managers, external sources and internal research to monitor the performance of the security to determine whether an other-than-temporary impairment has occurred.  These reviews, which include an analysis of whether it is more likely than not that we will be required to sell the security before its anticipated recovery, consist of both quantitative and qualitative analysis and require a degree of management judgment.  Securities in a loss position are monitored and assessed at least quarterly based on severity and timing of loss and may be deemed other-than-temporarily impaired at any time.  Once a security’s fair value has been 20 percent or more below its original cost for six consecutive months, the security will be other-than-temporarily impaired unless there are sufficient facts and circumstances supporting otherwise.

For equity securities in a loss position, determining whether a security is other-than-temporarily impaired requires an analysis of that security's historical sector return as well as the volatility of that return. This information is utilized to estimate a security’s future fair value and to assess whether the security has the ability to recover to its original cost over a reasonable period of time. Both historical annualized sector returns and the volatility of those returns are considered over a two year period to arrive at these estimates.

For both debt and equity securities, qualitative factors are also considered in determining whether a security is other-than-temporarily impaired. These include reviews of the following:  significant changes in the regulatory, economic or technological environment of the investee, significant changes in the general market condition of either the geographic area or the industry in which the investee operates, and length of time and the extent to which the fair value has been less than cost.  These qualitative factors are subjective and require a degree of management judgment.

Warranty liability – At the time a sale is recognized, we record estimated future warranty costs.  The warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.  Warranty costs may differ from those estimated if actual claim rates are higher or lower than our historical rates.

Stock-based compensation – We use a lattice-based option-pricing model to calculate the fair value of our stock options and SARs.  The calculation of the fair value of the awards using the lattice-based option-pricing model is affected by our stock price on the date of grant as well as assumptions regarding the following:

•
Volatility is a measure of the amount by which the stock price is expected to fluctuate each year during the expected term of the award and is based on historical Caterpillar stock price movement and current implied volatilities from traded options on Caterpillar stock. The implied volatilities from traded options are impacted by changes in market conditions.  An increase in the volatility would result in an increase in our expense.

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

Product liability and insurance loss reserve – We determine these reserves based upon reported claims in process of settlement and actuarial estimates for losses incurred but not reported. Loss reserves, including incurred but not reported reserves, are based on estimates and ultimate settlements may vary significantly from such estimates due to increased claims frequency or severity over historical levels.

Postretirement benefits – Primary actuarial assumptions were determined as follows:

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

Post-sale discount reserve – We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $1.01 billion and $1.07 billion as of March 31, 2013 and December 31, 2012 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

Credit loss reserve – Management's ongoing evaluation of the adequacy of the allowance for credit losses considers both impaired and unimpaired finance receivables and takes into consideration past loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of underlying collateral and current economic conditions. In estimating probable credit losses, we review accounts that are past due, non-performing, in bankruptcy or otherwise identified as at risk for potential credit loss including accounts which have been modified.  Accounts are identified as at risk for potential credit loss using information available about the customer, such as financial statements, news reports and published credit ratings, as well as general information regarding industry trends and the economic environment in which our customers operate.

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair value of the collateral and consider credit enhancements such as additional collateral and contractual third-party guarantees. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio, primarily using probabilities of default and an estimate of associated losses. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

Income tax reserve – We are subject to the income tax laws of the many jurisdictions in which we operate.  These tax laws are complex, and the manner in which they apply to our facts is sometimes open to interpretation.  In establishing the provision for income taxes, we must make judgments about the application of these inherently complex tax laws.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 124,874 at the end of the first quarter of 2013 compared with 127,238 at the end of the first quarter of 2012, a decrease of 2,364 full-time employees. The flexible workforce decreased 9,047 for a total decrease in the global workforce of 11,411.
The decrease was the result of lower production and divestitures, partially offset by acquisitions. Divestitures, including the sale of a majority interest in our third party logistics business and portions of the Bucyrus distribution business, decreased the global workforce by 7,736. The acquisition of Siwei added 4,317 to the global workforce.

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

We are engaged in remedial activities at a number of locations, often with other companies, pursuant to federal and state laws.  When it is probable we will pay remedial costs at a site and those costs can be reasonably estimated, the costs are accrued against our earnings.  In formulating that estimate, we do not consider amounts expected to be recovered from insurance companies or others.   The amount recorded for environmental remediation is not material and is included in Accrued expenses in the Consolidated Statement of Financial Position.

We cannot reasonably estimate costs at sites in the very early stages of remediation.  Currently, we have a few sites in the very early stages of remediation, and there is no more than a remote chance that a material amount for remedial activities at any individual site, or at all sites in the aggregate, will be required.

We are also involved in unresolved legal actions that arise in the normal course of business. The most prevalent of these unresolved actions involve disputes related to product design, manufacture and performance liability (including claimed asbestos and welding fumes exposure), contracts, employment issues, environmental matters or intellectual property rights.  The aggregate range of reasonably possible losses in excess of accrued liabilities, if any, associated with these unresolved legal actions is not material.  In some cases, we cannot reasonably estimate a range of loss because there is insufficient information regarding the matter.  However, there is no more than a remote chance that any liability arising from these matters would be material.  Although it is not possible to predict with certainty the outcome of these unresolved legal actions, we believe that these actions will not individually or in the aggregate have a material adverse effect on our consolidated results of operations, financial position or liquidity.

Retirement Benefits

We recognized pension expense of $174 million for the three months ended March 31, 2013, as compared to $179 million in the three months ended March 31, 2012. The decrease in expense is primarily due to $10 million of special termination benefits related to the closure of the Electro-Motive Diesel facility (discussed below) recognized in the three months ended March 31, 2012. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of March 31, 2013, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $9.00 billion.  The majority of the actuarial losses are due to lower discount rates, plan asset losses and losses from other demographic and economic assumptions over the past several years.

Other postretirement benefit expense was $69 million for the three months ended March 31, 2013, as compared to $32 million for the three months ended March 31, 2012.  The increase in expense was primarily the result of $40 million of curtailment gains recognized in the three months ended March 31, 2012, of which $37 million is related to the closure of the Electro-Motive Diesel facility discussed below.  Actuarial losses that were recognized in Accumulated other comprehensive income (loss) for other postretirement benefit plans were $1.50 billion at March 31, 2013. These losses reflect several years of declining discount rates, changes in our health care trend assumption and plan asset losses, partially offset by gains from lower than expected health care costs.

Actuarial losses for both pensions and other postretirement benefits will be impacted in future periods by actual asset returns, actual health care inflation, discount rate changes, actual demographic experience and other factors that impact these expenses. These losses, reported in Accumulated other comprehensive income (loss), will generally be amortized as a component of net periodic benefit cost on a straight-line basis over the average remaining service period of active employees expected to receive benefits under the plans. For pension and other postretirement benefit plans in which all or almost all of the plan's participants are inactive or fully eligible for benefits under the plan, respectively, prior service cost (credit) and net actuarial loss (gain) are amortized using the straight-line method over the remaining life expectancy of those participants. At the end of 2012, the average remaining service period of active employees or life expectancy for fully eligible or inactive participants was 11 years for our U.S. and non-U.S. pension plans and 10 years for other postretirement benefit plans. We expect our total amortization of net actuarial losses to increase approximately $90 million in 2013 as compared to 2012, primarily due to a decrease in discount rates during 2012 and plan asset losses during 2011, partially offset by higher amortization of plan asset gains from 2010 and 2012.

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain. This excludes a $21 million loss of a third-party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees. As a result, a net gain of $6 million related to the facility closure was recognized in Other operating (income) expenses for the three months ended March 31, 2012.

We expect our total pension and other postretirement benefits expense to increase approximately $30 million in 2013. Excluding the 2012 curtailment gain related to the closure of the Electro-Motive Diesel facility our total benefit expense is expected to remain flat in 2013.

We made $142 million of contributions to our pension plans during the three months ended March 31, 2013. We currently anticipate full-year 2013 contributions of approximately $480 million, all of which are required. We made $174 million of contributions to our pension plans during the three months ended March 31, 2012.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $20.4 billion at March 31, 2013 and $20.2 billion at December 31, 2012.  Increases for Construction Industries and Power Systems were partially offset by a decrease for Resource Industries. Compared to the end of the first quarter of 2012, the order backlog declined significantly, primarily due to a reduction in mining-related products within Resource Industries. Of the total backlog, approximately $4.0 billion at March 31, 2013 and $4.5 billion at December 31, 2012 was not expected to be filled in the following twelve months.

NON-GAAP FINANCIAL MEASURES

The following definitions are provided for “non-GAAP financial measures” in connection with Item 10(e) of Regulation S-K issued by the Securities and Exchange Commission.   These non-GAAP financial measures have no standardized meaning prescribed by U.S. GAAP and therefore are unlikely to be comparable to the calculation of similar measures for other companies.  Management does not intend these items to be considered in isolation or substituted for the related GAAP measures.

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

Financial Products – Our finance and insurance subsidiaries, primarily Cat Financial and Cat Insurance.

Consolidating Adjustments – Eliminations of transactions between Machinery and Power Systems and Financial Products.

Pages 63 to 68 reconcile Machinery and Power Systems with Financial Products on the equity basis to Caterpillar Inc. consolidated financial information.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended March 31, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$12,484	$12,484	$—	$—
Revenues of Financial Products	726	—	814	(88)	[2]
Total sales and revenues	13,210	12,484	814	(88)

Operating costs:
Cost of goods sold	9,639	9,639	—	—
Selling, general and administrative expenses	1,390	1,275	129	(14)	[3]
Research and development expenses	562	562	—	—
Interest expense of Financial Products	189	—	191	(2)	[4]
Other operating (income) expenses	212	5	212	(5)	[3]
Total operating costs	11,992	11,481	532	(21)

Operating profit	1,218	1,003	282	(67)

Interest expense excluding Financial Products	120	131	—	(11)	[4]
Other income (expense)	29	(35)	8	56	[5]

Consolidated profit before taxes	1,127	837	290	—

Provision (benefit) for income taxes	246	168	78	—
Profit of consolidated companies	881	669	212	—

Equity in profit (loss) of unconsolidated affiliated companies	1	1	—	—
Equity in profit of Financial Products’ subsidiaries	—	209	—	(209)	[6]

Profit of consolidated and affiliated companies	882	879	212	(209)

Less: Profit (loss) attributable to noncontrolling interests	2	(1)	3	—

Profit [7]	$880	$880	$209	$(209)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended March 31, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$15,288	$15,288	$—	$—
Revenues of Financial Products	693	—	777	(84)	[2]
Total sales and revenues	15,981	15,288	777	(84)

Operating costs:
Cost of goods sold	11,237	11,237	—	—
Selling, general and administrative expenses	1,340	1,224	127	(11)	[3]
Research and development expenses	587	587	—	—
Interest expense of Financial Products	204	—	204	—	[4]
Other operating (income) expenses	290	43	252	(5)	[3]
Total operating costs	13,658	13,091	583	(16)

Operating profit	2,323	2,197	194	(68)

Interest expense excluding Financial Products	113	125	—	(12)	[4]
Other income (expense)	88	20	12	56	[5]

Consolidated profit before taxes	2,298	2,092	206	—

Provision (benefit) for income taxes	689	630	59	—
Profit of consolidated companies	1,609	1,462	147	—

Equity in profit (loss) of unconsolidated affiliated companies	2	2	—	—
Equity in profit of Financial Products’ subsidiaries	—	143	—	(143)	[6]

Profit of consolidated and affiliated companies	1,611	1,607	147	(143)

Less: Profit (loss) attributable to noncontrolling interests	25	21	4	—

Profit [7]	$1,586	$1,586	$143	$(143)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At March 31, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$5,982	$3,594	$2,388	$—
Receivables – trade and other	9,843	5,290	415	4,138	[2,3]
Receivables – finance	8,830	—	13,299	(4,469)	[3]
Deferred and refundable income taxes	1,486	1,449	37	—
Prepaid expenses and other current assets	930	467	476	(13)	[4]
Inventories	15,074	15,074	—	—
Total current assets	42,145	25,874	16,615	(344)

Property, plant and equipment – net	16,276	12,854	3,422	—
Long-term receivables – trade and other	1,171	189	283	699	[2,3]
Long-term receivables – finance	14,320	—	15,055	(735)	[3]
Investments in unconsolidated affiliated companies	270	270	—	—
Investments in Financial Products subsidiaries	—	4,549	—	(4,549)	[5]
Noncurrent deferred and refundable income taxes	2,112	2,534	99	(521)	[6]
Intangible assets	3,875	3,867	8	—
Goodwill	6,840	6,823	17	—
Other assets	1,734	365	1,369	—
Total assets	$88,743	$57,325	$36,868	$(5,450)

Liabilities
Current liabilities:
Short-term borrowings	$4,982	$667	$4,524	$(209)	[7]
Accounts payable	6,221	6,136	207	(122)	[8]
Accrued expenses	3,572	3,217	368	(13)	[9]
Accrued wages, salaries and employee benefits	1,150	1,131	19	—
Customer advances	2,920	2,920	—	—
Other current liabilities	1,865	1,337	538	(10)	[6]
Long-term debt due within one year	8,264	1,111	7,153	—
Total current liabilities	28,974	16,519	12,809	(354)
Long-term debt due after one year	27,240	8,704	18,572	(36)	[7]
Liability for postemployment benefits	10,999	10,999	—	—
Other liabilities	3,212	2,785	938	(511)	[6]
Total liabilities	70,425	39,007	32,319	(901)
Commitments and contingencies
Stockholders’ equity
Common stock	4,510	4,510	906	(906)	[5]
Treasury stock	(10,005)	(10,005)	—	—
Profit employed in the business	30,438	30,438	3,394	(3,394)	[5]
Accumulated other comprehensive income (loss)	(6,669)	(6,669)	140	(140)	[5]
Noncontrolling interests	44	44	109	(109)	[5]
Total stockholders’ equity	18,318	18,318	4,549	(4,549)
Total liabilities and stockholders’ equity	$88,743	$57,325	$36,868	$(5,450)

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

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$5,490	$3,306	$2,184	$—
Receivables – trade and other	10,092	5,634	445	4,013	[2,3]
Receivables – finance	8,860	—	13,259	(4,399)	[3]
Deferred and refundable income taxes	1,547	1,501	46	—
Prepaid expenses and other current assets	988	547	454	(13)	[4]
Inventories	15,547	15,547	—	—
Total current assets	42,524	26,535	16,388	(399)

Property, plant and equipment – net	16,461	13,058	3,403	—
Long-term receivables – trade and other	1,316	195	284	837	[2,3]
Long-term receivables – finance	14,029	—	14,902	(873)	[3]
Investments in unconsolidated affiliated companies	272	272	—	—
Investments in Financial Products subsidiaries	—	4,433	—	(4,433)	[5]
Noncurrent deferred and refundable income taxes	2,011	2,422	105	(516)	[6]
Intangible assets	4,016	4,008	8	—
Goodwill	6,942	6,925	17	—
Other assets	1,785	436	1,349	—
Total assets	$89,356	$58,284	$36,456	$(5,384)

Liabilities
Current liabilities:
Short-term borrowings	$5,287	$668	$4,859	$(240)	[7]
Accounts payable	6,753	6,718	178	(143)	[8]
Accrued expenses	3,667	3,258	422	(13)	[9]
Accrued wages, salaries and employee benefits	1,911	1,876	35	—
Customer advances	2,978	2,978	—	—
Other current liabilities	2,055	1,561	502	(8)	[6]
Long-term debt due within one year	7,104	1,113	5,991	—
Total current liabilities	29,755	18,172	11,987	(404)
Long-term debt due after one year	27,752	8,705	19,086	(39)	[7]
Liability for postemployment benefits	11,085	11,085	—	—
Other liabilities	3,182	2,740	950	(508)	[6]
Total liabilities	71,774	40,702	32,023	(951)
Commitments and contingencies
Stockholders’ equity
Common stock	4,481	4,481	906	(906)	[5]
Treasury stock	(10,074)	(10,074)	—	—
Profit employed in the business	29,558	29,558	3,185	(3,185)	[5]
Accumulated other comprehensive income (loss)	(6,433)	(6,433)	236	(236)	[5]
Noncontrolling interests	50	50	106	(106)	[5]
Total stockholders’ equity	17,582	17,582	4,433	(4,433)
Total liabilities and stockholders’ equity	$89,356	$58,284	$36,456	$(5,384)

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Three Months Ended March 31, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$882	$879	$212	$(209)	[2]
Adjustments for non-cash items:
Depreciation and amortization	723	538	185	—
Undistributed profit of Financial Products	—	(209)	—	209	[3]
Other	98	67	(46)	77	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	223	265	(20)	(22)	[4,5]
Inventories	308	311	—	(3)	[4]
Accounts payable	118	82	15	21	[4]
Accrued expenses	(121)	(51)	(70)	—
Accrued wages, salaries and employee benefits	(742)	(726)	(16)	—
Customer advances	(61)	(61)	—	—
Other assets – net	41	30	6	5	[4]
Other liabilities – net	(45)	(36)	(4)	(5)	[4]
Net cash provided by (used for) operating activities	1,424	1,089	262	73

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(896)	(893)	(3)	—
Expenditures for equipment leased to others	(336)	(20)	(333)	17	[4]
Proceeds from disposals of leased assets and property, plant and equipment	176	23	161	(8)	[4]
Additions to finance receivables	(2,715)	—	(3,337)	622	[5]
Collections of finance receivables	2,219	—	2,937	(718)	[5]
Net intercompany purchased receivables	—	—	(14)	14	[5]
Proceeds from sale of finance receivables	66	—	66	—
Net intercompany borrowings	—	—	34	(34)	[6]
Proceeds from sale of businesses and investments (net of cash sold)	98	98	—	—
Proceeds from sale of available-for-sale securities	98	5	93	—
Investments in available-for-sale securities	(123)	(7)	(116)	—
Other – net	(46)	(28)	(18)	—
Net cash provided by (used for) investing activities	(1,459)	(822)	(530)	(107)

Cash flow from financing activities:
Distribution to noncontrolling interests	(8)	(8)	—	—
Common stock issued, including treasury shares reissued	8	8	—	—
Excess tax benefit from stock-based compensation	41	41	—	—
Net intercompany borrowings	—	(34)	—	34	[6]
Proceeds from debt issued (original maturities greater than three months)	2,719	54	2,665	—
Payments on debt (original maturities greater than three months)	(2,602)	(26)	(2,576)	—
Short-term borrowings – net (original maturities three months or less)	387	1	386	—
Net cash provided by (used for) financing activities	545	36	475	34
Effect of exchange rate changes on cash	(18)	(15)	(3)	—
Increase (decrease) in cash and short-term investments	492	288	204	—
Cash and short-term investments at beginning of period	5,490	3,306	2,184	—
Cash and short-term investments at end of period	$5,982	$3,594	$2,388	$—

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

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Three Months Ended March 31, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,611	$1,607	$147	$(143)	[2]
Adjustments for non-cash items:
Depreciation and amortization	661	482	179	—
Other	(18)	14	(62)	30	[4]
Financial Products’ dividend in excess of profit	—	107	—	(107)	[3]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	150	39	(14)	125	[4,5]
Inventories	(2,038)	(2,006)	—	(32)	[4]
Accounts payable	517	533	15	(31)	[4]
Accrued expenses	22	54	(33)	1	[4]
Accrued wages, salaries and employee benefits	(1,053)	(1,034)	(19)	—
Customer advances	224	224	—	—
Other assets – net	160	194	11	(45)	[4]
Other liabilities – net	79	20	13	46	[4]
Net cash provided by (used for) operating activities	315	234	237	(156)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(844)	(842)	(2)	—
Expenditures for equipment leased to others	(285)	(22)	(358)	95	[4,7]
Proceeds from disposals of leased assets and property, plant and equipment	245	37	214	(6)	[4]
Additions to finance receivables	(2,727)	—	(4,759)	2,032	[5,7]
Collections of finance receivables	2,072	—	4,188	(2,116)	[5,7]
Net intercompany purchased receivables	—	—	43	(43)	[5]
Proceeds from sale of finance receivables	39	—	39	—
Investments and acquisitions (net of cash acquired)	(63)	(7)	—	(56)	[7]
Proceeds from sale of available-for-sale securities	112	7	105	—
Investments in available-for-sale securities	(123)	(2)	(121)	—
Other – net	38	10	28	—
Net cash provided by (used for) investing activities	(1,536)	(819)	(623)	(94)

Cash flow from financing activities:
Dividends paid	(298)	(298)	(250)	250	[6]
Distribution to noncontrolling interests	(4)	(4)	—	—
Common stock issued, including treasury shares reissued	7	7	—	—
Excess tax benefit from stock-based compensation	141	141	—	—
Proceeds from debt issued (original maturities greater than three months)	2,502	147	2,355	—
Payments on debt (original maturities greater than three months)	(2,213)	(126)	(2,087)	—
Short-term borrowings – net (original maturities three months or less)	856	500	356	—
Net cash provided by (used for) financing activities	991	367	374	250
Effect of exchange rate changes on cash	37	24	13	—
Increase (decrease) in cash and short-term investments	(193)	(194)	1	—
Cash and short-term investments at beginning of period	3,057	1,829	1,228	—
Cash and short-term investments at end of period	$2,864	$1,635	$1,229	$—

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

Caterpillar's actual results may differ materially from those described or implied in our forward-looking statements based on a number of factors, including, but not limited to: (i) global economic conditions and economic conditions in the industries and markets we serve; (ii) government monetary or fiscal policies and infrastructure spending; (iii) commodity or component price increases, fluctuations in demand for our products, or limited availability of raw materials and component products, including steel; (iv) our and our customers', dealers' and suppliers' ability to access and manage liquidity; (v) political and economic risks and instability, including national or international conflicts and civil unrest; (vi) our and Cat Financial's ability to: maintain credit ratings, avoid material increases in borrowing costs, and access capital markets; (vii) the financial condition and credit worthiness of Cat Financial's customers; (viii) changes in interest rates or market liquidity; (ix) changes in financial services regulation; (x) inability to realize expected benefits from acquisitions, including ERA Mining Machinery Limited, and divestitures, including the divestiture of the Bucyrus International, Inc. distribution business to our independent dealers; (xi) international trade and investment policies; (xii) market acceptance of our products and services; (xiii) changes in the competitive environment, including market share, pricing and geographic and product mix of sales; (xiv) successful implementation of capacity expansion projects, cost reduction initiatives and efficiency or productivity initiatives, including the Caterpillar Production System; (xv) inventory management decisions and sourcing practices of our dealers or original equipment manufacturers; (xvi) compliance with environmental laws and regulations; (xvii) alleged or actual violations of trade or anti-corruption laws and regulations; (xviii) additional tax expense or exposure; (xix) currency fluctuations; (xx) our or Cat Financial's compliance with financial covenants; (xxi) increased pension plan funding obligations; (xxii) union disputes or other labor matters; (xxiii) significant legal proceedings, claims, lawsuits or investigations; (xxiv) compliance requirements imposed if carbon emissions legislation and/or regulations are adopted; (xxv) changes in accounting standards; (xxvi) failure or breach of information technology security; (xxvii) adverse effects of natural disasters; and (xxviii) other factors described in more detail under “Item 1A. Risk Factors” in our Form 10-K filed with the SEC on February 19, 2013 for the year ended December 31, 2012. This filing is available on our website at www.caterpillar.com/secfilings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The information required by this Item is incorporated by reference from Note 4 – “Derivative Financial Instruments and Risk Management” included in Part I, Item 1 and Management’s Discussion and Analysis included in Part I, Item 2 of this Form 10-Q.

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

Changes in internal control over financial reporting

During the first quarter of 2013, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

No shares were repurchased during the first quarter 2013.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
January 1-31, 2013	7,861	$93.83	NA	NA
February 1-28, 2013	439	$97.76	NA	NA
March 1-31, 2013	398,033	$91.04	NA	NA
Total	406,333	$91.11

1         Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of March 31, 2013, those plans had approximately 14,000 active participants in the aggregate.  During the first quarter of 2013, approximately 385,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

Item 6. Exhibits

10.1	Terms Applicable to Awards of Restricted Stock to Directors pursuant to the 2006 Long-Term Incentive Plan.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2013).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

May 2, 2013	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

May 2, 2013	/s/Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

May 2, 2013	/s/James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

May 2, 2013	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Terms Applicable to Awards of Restricted Stock to Directors pursuant to the 2006 Long-Term Incentive Plan.

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended March 31, 2013).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc. and Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95	Mine Safety Disclosures

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document