Form 10-Q
period 2013-06-30
CATERPILLAR INC
filed 2013-08-02
CIK 18230

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

 FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
At June 30, 2013, 647,615,068 shares of common stock of the registrant were outstanding.

* Item omitted because no answer is called for or item is not applicable.

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Three Months Ended June 30,
	2013	2012
Sales and revenues:
Sales of Machinery and Power Systems	$13,886	$16,684
Revenues of Financial Products	735	690
Total sales and revenues	14,621	17,374

Operating costs:
Cost of goods sold	10,773	12,280
Selling, general and administrative expenses	1,421	1,517
Research and development expenses	548	632
Interest expense of Financial Products	185	198
Other operating (income) expenses	137	131
Total operating costs	13,064	14,758

Operating profit	1,557	2,616

Interest expense excluding Financial Products	120	110
Other income (expense)	(84)	70

Consolidated profit before taxes	1,353	2,576

Provision (benefit) for income taxes	387	872
Profit of consolidated companies	966	1,704

Equity in profit (loss) of unconsolidated affiliated companies	(1)	5

Profit of consolidated and affiliated companies	965	1,709

Less: Profit (loss) attributable to noncontrolling interests	5	10

Profit [1]	$960	$1,699

Profit per common share	$1.48	$2.60

Profit per common share – diluted [2]	$1.45	$2.54

Weighted-average common shares outstanding (millions)
– Basic	649.9	652.9
– Diluted [2]	662.7	669.6

Cash dividends declared per common share	$1.12	$0.98

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Three Months Ended June 30,
	2013	2012

Profit of consolidated and affiliated companies	$965	$1,709
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2013 - $29; 2012 - $(33)	(180)	(339)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2013 - $(6); 2012 - $(2)	12	5
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2013 - $(67); 2012 - $(60)	130	113
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2013 - $4; 2012 - $4	(9)	(7)

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $(5); 2012 - $0	7	(2)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $(12); 2012 - $(2)	22	3

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $6; 2012 - $4	(10)	(5)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $0; 2012 - $0	1	—

Total other comprehensive income (loss), net of tax	(27)	(232)
Comprehensive income	938	1,477
Less: comprehensive income attributable to the noncontrolling interests	(7)	(2)
Comprehensive income attributable to stockholders	$931	$1,475

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Results of Operations
(Unaudited)
(Dollars in millions except per share data)

	Six Months Ended June 30,
	2013	2012
Sales and revenues:
Sales of Machinery and Power Systems	$26,370	$31,972
Revenues of Financial Products	1,461	1,383
Total sales and revenues	27,831	33,355

Operating costs:
Cost of goods sold	20,412	23,517
Selling, general and administrative expenses	2,811	2,857
Research and development expenses	1,110	1,219
Interest expense of Financial Products	374	402
Other operating (income) expenses	349	421
Total operating costs	25,056	28,416

Operating profit	2,775	4,939

Interest expense excluding Financial Products	240	223
Other income (expense)	(55)	158

Consolidated profit before taxes	2,480	4,874

Provision (benefit) for income taxes	633	1,561
Profit of consolidated companies	1,847	3,313

Equity in profit (loss) of unconsolidated affiliated companies	—	7

Profit of consolidated and affiliated companies	1,847	3,320

Less: Profit (loss) attributable to noncontrolling interests	7	35

Profit [1]	$1,840	$3,285

Profit per common share	$2.82	$5.04

Profit per common share – diluted [2]	$2.76	$4.90

Weighted-average common shares outstanding (millions)
– Basic	652.4	651.3
– Diluted [2]	666.6	669.9

Cash dividends declared per common share	$1.12	$0.98

1    Profit attributable to common stockholders.
2   Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Comprehensive Income
(Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2013	2012

Profit of consolidated and affiliated companies	$1,847	$3,320
Other comprehensive income (loss), net of tax:
Foreign currency translation, net of tax (provision)/benefit of: 2013 - $8; 2012 - $(16)	(546)	(158)

Pension and other postretirement benefits:
Current year actuarial gain (loss), net of tax (provision)/benefit of: 2013 - $(16); 2012 - $(8)	27	15
Amortization of actuarial (gain) loss, net of tax (provision)/benefit of: 2013 - $(134); 2012 - $(120)	259	226
Current year prior service credit (cost), net of tax (provision)/benefit of: 2013 - $0; 2012 - $2	—	(3)
Amortization of prior service (credit) cost, net of tax (provision)/benefit of: 2013 - $9; 2012 - $8	(18)	(15)
Amortization of transition (asset) obligation, net of tax (provision)/benefit of: 2013 - $0; 2012 - $0	1	1

Derivative financial instruments:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $13; 2012 - $16	(24)	(28)
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $(19); 2012 - $(1)	33	1

Available-for-sale securities:
Gains (losses) deferred, net of tax (provision)/benefit of: 2013 - $(2); 2012 - $(5)	5	16
(Gains) losses reclassified to earnings, net of tax (provision)/benefit of: 2013 - $0; 2012 - $0	—	(2)

Total other comprehensive income (loss), net of tax	(263)	53
Comprehensive income	1,584	3,373
Less: comprehensive income attributable to the noncontrolling interests	(9)	(17)
Comprehensive income attributable to the stockholders	$1,575	$3,356

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Financial Position
(Unaudited)
(Dollars in millions)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and short-term investments	$6,110	$5,490
Receivables – trade and other	9,396	10,092
Receivables – finance	8,946	8,860
Deferred and refundable income taxes	1,540	1,547
Prepaid expenses and other current assets	924	988
Inventories	13,889	15,547
Total current assets	40,805	42,524

Property, plant and equipment – net	16,352	16,461
Long-term receivables – trade and other	1,230	1,316
Long-term receivables – finance	14,240	14,029
Investments in unconsolidated affiliated companies	288	272
Noncurrent deferred and refundable income taxes	2,153	2,011
Intangible assets	3,764	4,016
Goodwill	6,814	6,942
Other assets	1,729	1,785
Total assets	$87,375	$89,356

Liabilities
Current liabilities:
Short-term borrowings:
Machinery and Power Systems	$392	$636
Financial Products	5,119	4,651
Accounts payable	6,343	6,753
Accrued expenses	3,501	3,667
Accrued wages, salaries and employee benefits	1,296	1,911
Customer advances	2,738	2,978
Dividends payable	388	—
Other current liabilities	1,782	2,055
Long-term debt due within one year:
Machinery and Power Systems	1,112	1,113
Financial Products	7,248	5,991
Total current liabilities	29,919	29,755
Long-term debt due after one year:
Machinery and Power Systems	7,949	8,666
Financial Products	17,731	19,086
Liability for postemployment benefits	10,866	11,085
Other liabilities	3,232	3,182
Total liabilities	69,697	71,774
Commitments and contingencies (Notes 10 and 13)
Stockholders’ equity
Common stock of $1.00 par value:
Authorized shares: 2,000,000,000 Issued shares: (6/30/13 and 12/31/12 – 814,894,624) at paid-in amount	4,591	4,481
Treasury stock (6/30/13 – 167,279,556 shares; 12/31/12 – 159,846,131 shares) at cost	(10,940)	(10,074)
Profit employed in the business	30,668	29,558
Accumulated other comprehensive income (loss)	(6,698)	(6,433)
Noncontrolling interests	57	50
Total stockholders’ equity	17,678	17,582
Total liabilities and stockholders’ equity	$87,375	$89,356

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)
(Dollars in millions)

	Common stock	Treasury stock	Profit employed in the business	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Six Months Ended June 30, 2012
Balance at December 31, 2011	$4,273	$(10,281)	$25,219	$(6,328)	$46	$12,929
Profit of consolidated and affiliated companies	—	—	3,285	—	35	3,320
Foreign currency translation, net of tax	—	—	—	(134)	(24)	(158)
Pension and other postretirement benefits, net of tax	—	—	—	219	5	224
Derivative financial instruments, net of tax	—	—	—	(27)	—	(27)
Available-for-sale securities, net of tax	—	—	—	13	1	14
Change in ownership from noncontrolling interests	—	—	—	—	7	7
Dividends declared	—	—	(639)	—	—	(639)
Distribution to noncontrolling interests	—	—	—	—	(5)	(5)
Common shares issued from treasury stock for stock-based compensation: 5,735,352	(117)	142	—	—	—	25
Stock-based compensation expense	135	—	—	—	—	135
Net excess tax benefits from stock-based compensation	156	—	—	—	—	156
Cat Japan share redemption [1]	(74)	—	(23)	107	(10)	—
Balance at June 30, 2012	$4,373	$(10,139)	$27,842	$(6,150)	$55	$15,981

Six Months Ended June 30, 2013
Balance at December 31, 2012	$4,481	$(10,074)	$29,558	$(6,433)	$50	$17,582
Profit of consolidated and affiliated companies	—	—	1,840	—	7	1,847
Foreign currency translation, net of tax	—	—	—	(548)	2	(546)
Pension and other postretirement benefits, net of tax	—	—	—	269	—	269
Derivative financial instruments, net of tax	—	—	—	9	—	9
Available-for-sale securities, net of tax	—	—	—	5	—	5
Change in ownership from noncontrolling interests	(6)	—	—	—	6	—
Dividends declared	—	—	(730)	—	—	(730)
Distribution to noncontrolling interests	—	—	—	—	(8)	(8)
Common shares issued from treasury stock for stock-based compensation: 4,108,681	(78)	134	—	—	—	56
Stock-based compensation expense	132	—	—	—	—	132
Net excess tax benefits from stock-based compensation	62	—	—	—	—	62
Common shares repurchased: 11,542,106 [2]	—	(1,000)	—	—	—	(1,000)
Balance at June 30, 2013	$4,591	$(10,940)	$30,668	$(6,698)	$57	$17,678

[1]	See Notes 12 and 17 regarding the Cat Japan share redemption.

[2]	See Note 11 regarding shares repurchased.

See accompanying notes to Consolidated Financial Statements.

Caterpillar Inc.
Consolidated Statement of Cash Flow
(Unaudited)
(Millions of dollars)

	Six Months Ended June 30,
	2013	2012
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,847	$3,320
Adjustments for non-cash items:
Depreciation and amortization	1,484	1,350
Other	236	(59)
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables – trade and other	431	37
Inventories	1,364	(2,939)
Accounts payable	222	299
Accrued expenses	(129)	86
Accrued wages, salaries and employee benefits	(580)	(753)
Customer advances	(212)	434
Other assets – net	(100)	63
Other liabilities – net	30	140
Net cash provided by (used for) operating activities	4,593	1,978

Cash flow from investing activities:
Capital expenditures – excluding equipment leased to others	(1,387)	(1,508)
Expenditures for equipment leased to others	(810)	(787)
Proceeds from disposals of leased assets and property, plant and equipment	358	543
Additions to finance receivables	(5,544)	(5,942)
Collections of finance receivables	4,548	4,298
Proceeds from sale of finance receivables	89	85
Investments and acquisitions (net of cash acquired)	(26)	(517)
Proceeds from sale of businesses and investments (net of cash sold)	100	308
Proceeds from sale of available-for-sale securities	207	177
Investments in available-for-sale securities	(267)	(199)
Other – net	(68)	38
Net cash provided by (used for) investing activities	(2,800)	(3,504)

Cash flow from financing activities:
Dividends paid	(342)	(598)
Distribution to noncontrolling interests	(8)	(5)
Common stock issued, including treasury shares reissued	56	25
Treasury shares purchased	(1,000)	—
Excess tax benefit from stock-based compensation	62	156
Acquisitions of redeemable noncontrolling interests	—	(444)
Proceeds from debt issued (original maturities greater than three months):
Machinery and Power Systems	119	1,662
Financial Products	5,067	7,357
Payments on debt (original maturities greater than three months):
Machinery and Power Systems	(1,003)	(211)
Financial Products	(5,300)	(4,794)
Short-term borrowings – net (original maturities three months or less)	1,217	553
Net cash provided by (used for) financing activities	(1,132)	3,701
Effect of exchange rate changes on cash	(41)	(129)
Increase (decrease) in cash and short-term investments	620	2,046
Cash and short-term investments at beginning of period	5,490	3,057
Cash and short-term investments at end of period	$6,110	$5,103

 All short-term investments, which consist primarily of highly liquid investments with original maturities of three months or less, are considered to be cash equivalents.
See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	A. Basis of Presentation

In the opinion of management, the accompanying financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the consolidated results of operations for the three and six month periods ended June 30, 2013 and 2012, (b) the consolidated comprehensive income for the three and six month periods ended June 30, 2013 and 2012, (c) the consolidated financial position at June 30, 2013 and December 31, 2012, (d) the consolidated changes in stockholders’ equity for the six month periods ended June 30, 2013 and 2012, and (e) the consolidated cash flow for the six month periods ended June 30, 2013 and 2012.  The financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) and pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain amounts for prior periods have been reclassified to conform to the current period financial statement presentation.

We have revised previously reported cash flows from operating and financing activities for the six month period ended June 30, 2012 to correct for the impact of interest payments on certain Cat Financial bank borrowings. Cash provided by operating activities decreased from the amounts previously reported by $29 million for the six month period ended June 30, 2012, and cash provided by financing activities increased by the same amount. Revisions will be made to previously reported amounts in future filings. Cash provided by operating activities will decrease by $57 million and $53 million for the years ended December 31, 2012 and 2011, respectively, and the unaudited cash flows from operating activities will decrease by $44 million for the nine month period ended September 30, 2012. Cash provided by financing activities will increase by the same amounts for the respective periods. Management has concluded that the impact was not material to any quarterly or annual period.

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

Parent's accounting for the cumulative translation adjustment upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity – In March 2013, the FASB issued accounting guidance on the parent's accounting for the cumulative translation adjustment (CTA) upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. The new standard clarifies existing guidance regarding when the CTA should be released into earnings upon various deconsolidation and consolidation transactions. This guidance is effective January 1, 2014. We do not expect the adoption to have a material impact on our financial statements.

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists – In July 2013, the FASB issued accounting guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward in the financial statements if available under the applicable tax jurisdiction. The guidance is effective January 1, 2014. We do not expect the adoption to have a material impact on our financial statements.

3.                                     Stock-Based Compensation

Accounting for stock-based compensation requires that the cost resulting from all stock-based payments be recognized in the financial statements based on the grant date fair value of the award.  Stock-based compensation primarily consists of stock options, restricted stock units (RSUs) and stock-settled stock appreciation rights (SARs).  We recognized pretax stock-based compensation cost in the amount of $83 million and $132 million for the three and six months ended June 30, 2013, respectively; and $88 million and $135 million for the three and six months ended June 30, 2012, respectively.

The following table illustrates the type and fair value of the stock-based compensation awards granted during the six month periods ended June 30, 2013 and 2012, respectively:

	2013		2012
	Shares Granted	Fair Value Per Award	Shares Granted	Fair Value Per Award
Stock options	4,276,060	$28.34	3,224,203	$39.20
RSUs	1,614,870	$84.05	1,429,939	$104.61

The stock price on the date of grant was $89.75 and $110.09 for 2013 and 2012, respectively.

The following table provides the assumptions used in determining the fair value of the stock-based awards for the six month periods ended June 30, 2013 and 2012, respectively:

	Grant Year
	2013	2012
Weighted-average dividend yield	2.13%	2.16%
Weighted-average volatility	30.6%	35.0%
Range of volatilities	23.4-40.6%	33.3-40.4%
Range of risk-free interest rates	0.16-1.88%	0.17-2.00%
Weighted-average expected lives	8 years	7 years

As of June 30, 2013, the total remaining unrecognized compensation cost related to nonvested stock-based compensation awards was $301 million, which will be amortized over the weighted-average remaining requisite service periods of approximately 2.2 years.

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

As of June 30, 2013, $19 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), are expected to be reclassified to current earnings (Other income (expense) in the Consolidated Statement of Results of Operations) over the next twelve months when earnings are affected by the hedged transactions.  The actual amount recorded in Other income (expense) will vary based on exchange rates at the time the hedged transactions impact earnings.

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

As of June 30, 2013, $3 million of deferred net losses, net of tax, included in equity (AOCI in the Consolidated Statement of Financial Position), related to Financial Products floating-to-fixed interest rate swaps, are expected to be reclassified to current earnings (Interest expense of Financial Products in the Consolidated Statement of Results of Operations) over the next twelve months.  The actual amount recorded in Interest expense of Financial Products will vary based on interest rates at the time the hedged transactions impact earnings.

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

The location and fair value of derivative instruments reported in the Consolidated Statement of Financial Position are as follows:

(Millions of dollars)
	Consolidated Statement of Financial	Asset (Liability) Fair Value
	Position Location	June 30, 2013	December 31, 2012
Designated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$27	$28
Machinery and Power Systems	Accrued expenses	(57)	(66)
Interest rate contracts
Financial Products	Receivables – trade and other	19	17
Financial Products	Long-term receivables – trade and other	134	209
Financial Products	Accrued expenses	(6)	(8)
		$117	$180
Undesignated derivatives
Foreign exchange contracts
Machinery and Power Systems	Receivables – trade and other	$65	$31
Machinery and Power Systems	Accrued expenses	(71)	(63)
Financial Products	Receivables – trade and other	14	10
Financial Products	Accrued expenses	(3)	(6)
Interest rate contracts
Financial Products	Receivables – trade and other	3	2
Financial Products	Accrued expenses	—	(1)
Commodity contracts
Machinery and Power Systems	Receivables – trade and other	—	1
Machinery and Power Systems	Accrued expenses	(3)	—
		$5	$(26)

The effect of derivatives designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

Fair Value Hedges (Millions of dollars)
		Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(49)	$50	$6	$(5)
		$(49)	$50	$6	$(5)

		Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Classification	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings	Gains (Losses) on Derivatives	Gains (Losses) on Borrowings
Interest rate contracts
Financial Products	Other income (expense)	$(78)	$80	$(3)	$10
		$(78)	$80	$(3)	$10

Cash Flow Hedges (Millions of dollars)
	Three Months Ended June 30, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$9	Other income (expense)	$(31)	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)	—
Financial Products	3	Interest expense of Financial Products	(2)	—
	$12		$(34)	$—

	Three Months Ended June 30, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings	Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$—	Other income (expense)	$(4)	$—
Interest rate contracts
Financial Products	(2)	Interest expense of Financial Products	(1)	(1)	[1]
	$(2)		$(5)	$(1)

	Six Months Ended June 30, 2013
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(40)	Other income (expense)	$(48)	[2]	$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)		—
Financial Products	3	Interest expense of Financial Products	(3)		—
	$(37)		$(52)		$—

	Six Months Ended June 30, 2012
		Recognized in Earnings
	Amount of Gains (Losses) Recognized in AOCI (Effective Portion)	Classification of Gains (Losses)	Amount of Gains (Losses) Reclassified from AOCI to Earnings		Recognized in Earnings (Ineffective Portion)
Foreign exchange contracts
Machinery and Power Systems	$(42)	Other income (expense)	$1		$—
Interest rate contracts
Machinery and Power Systems	—	Other income (expense)	(1)		—
Financial Products	(2)	Interest expense of Financial Products	(2)		(1)	[1]
	$(44)		$(2)		$(1)

[1]	The ineffective portion recognized in earnings is included in Other income (expense).

[2]	Includes $3 million loss reclassified from AOCI to Other income (expense) in 2013 as certain derivatives were dedesignated as the related transactions are no longer probable to occur.

The effect of derivatives not designated as hedging instruments on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)
	Classification of Gains (Losses)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$12	$(35)
Financial Products	Other income (expense)	16	(5)
Commodity contracts
Machinery and Power Systems	Other income (expense)	(3)	(6)
		$25	$(46)

	Classification of Gains (Losses)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Foreign exchange contracts
Machinery and Power Systems	Other income (expense)	$(8)	$30
Financial Products	Other income (expense)	1	2
Commodity contracts
Machinery and Power Systems	Other income (expense)	(4)	—
		$(11)	$32

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

Collateral is generally not required of the counterparties or of our company under the master netting agreements. As of June 30, 2013 and December 31, 2012, no cash collateral was received or pledged under the master netting agreements.

The effect of the net settlement provisions of the master netting agreements on our derivative balances upon an event of default or termination event is as follows:

June 30, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery & Power Systems	$92	$—	$92	$(84)	$—	$8
Financial Products	170	—	170	(8)	—	162
Total	$262	$—	$262	$(92)	$—	$170

June 30, 2013				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery & Power Systems	$(131)	$—	$(131)	$84	$—	$(47)
Financial Products	(9)	—	(9)	8	—	(1)
Total	$(140)	$—	$(140)	$92	$—	$(48)

December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Assets Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount of Assets
Derivatives
Machinery & Power Systems	$60	$—	$60	$(59)	$—	$1
Financial Products	238	—	238	(12)	—	226
Total	$298	$—	$298	$(71)	$—	$227

December 31, 2012				Gross Amounts Not Offset in the Statement of Financial Position
(Millions of dollars)	Gross Amount of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amount of Liabilities Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Pledged	Net Amount of Liabilities
Derivatives
Machinery & Power Systems	$(129)	$—	$(129)	$59	$—	$(70)
Financial Products	(15)	—	(15)	12	—	(3)
Total	$(144)	$—	$(144)	$71	$—	$(73)

5.                                     Inventories

Inventories (principally using the last-in, first-out (LIFO) method) are comprised of the following:

(Millions of dollars)	June 30, 2013	December 31, 2012
Raw materials	$3,310	$3,573
Work-in-process	2,606	2,920
Finished goods	7,697	8,767
Supplies	276	287
Total inventories	$13,889	$15,547

6.                                     Investments in Unconsolidated Affiliated Companies

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method (generally on a lag of 3 months or less) was as follows:

Results of Operations of unconsolidated affiliated companies: (Millions of dollars)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	$309	$206	$567	$372
Cost of sales	233	160	438	286
Gross profit	$76	$46	$129	$86

Profit (loss)	$(22)	$12	$(25)	$22

Financial Position of unconsolidated affiliated companies: (Millions of dollars)	June 30, 2013	December 31, 2012
Assets:
Current assets	$672	$715
Property, plant and equipment – net	723	529
Other assets	499	616
	1,894	1,860
Liabilities:
Current liabilities	422	443
Long-term debt due after one year	869	708
Other liabilities	157	170
	1,448	1,321
Equity	$446	$539

Caterpillar’s investments in unconsolidated affiliated companies: (Millions of dollars)	June 30, 2013	December 31, 2012
Investments in equity method companies	$278	$256
Plus: Investments in cost method companies	10	16
Total investments in unconsolidated affiliated companies	$288	$272

The change in the results of operations amounts for the three and six months ended June 30, 2013 as compared to June 30, 2012 primarily relates to the third party logistics business, in which Caterpillar sold a majority interest on July 31, 2012. Under the terms of the agreement, Caterpillar retained a 35 percent equity interest.

7.                                     Intangible Assets and Goodwill

A.  Intangible assets

Intangible assets are comprised of the following:

		June 30, 2013
(Millions of dollars)	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,700	$(457)	$2,243
Intellectual property	11	1,762	(415)	1,347
Other	10	277	(121)	156
Total finite-lived intangible assets	14	4,739	(993)	3,746
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,757	$(993)	$3,764

		December 31, 2012
	Weighted Amortizable Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	15	$2,756	$(377)	$2,379
Intellectual property	12	1,767	(342)	1,425
Other	10	299	(105)	194
Total finite-lived intangible assets	13	4,822	(824)	3,998
Indefinite-lived intangible assets - In-process research & development		18	—	18
Total intangible assets		$4,840	$(824)	$4,016

Customer relationship intangibles of $54 million, net of accumulated amortization of $7 million, were reclassified from Intangible assets to held for sale and/or divested during 2013, primarily related to the divestiture of portions of the Bucyrus distribution business, and are not included in the June 30, 2013 balances in the table above. See Note 20 for additional information on assets held for sale.

Amortization expense for both the three and six months ended June 30, 2013 was $91 million and $185 million, respectively. Amortization expense for the three and six months ended June 30, 2012 was $99 million and $193 million, respectively. Amortization expense related to intangible assets is expected to be:

(Millions of dollars)
2013	2014	2015	2016	2017	Thereafter
$367	$365	$364	$354	$351	$2,148

B.  Goodwill

Goodwill of $29 million was reclassified to held for sale and/or divested during the six months ended June 30, 2013, primarily related to the divestiture of portions of the Bucyrus distribution business and the sale of certain Power Systems assets that were accounted for as a business, and is not included in the June 30, 2013 balance in the table below. See Note 20 for additional information on divestitures and assets held for sale.

We test goodwill for impairment annually and whenever events or circumstances make it more likely than not that an impairment may have occurred. We perform our annual goodwill impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. We have an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If we choose to perform a qualitative assessment and determine the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where we perform the two-step process, the first step requires us to compare the fair value of each reporting unit, which we primarily determine using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. No goodwill for reporting units was impaired during the three and six months ended June 30, 2013 or 2012.

The changes in the carrying amount of the goodwill by reportable segment for the six months ended June 30, 2013 were as follows:

(Millions of dollars)
	December 31, 2012	Held for Sale and Business Divestitures [1]	Other Adjustments [2]	June 30, 2013
Construction Industries
Goodwill	$382	$—	$(51)	$331
Resource Industries
Goodwill	4,559	(19)	(41)	4,499
Impairments	(602)	—	—	(602)
Net goodwill	3,957	(19)	(41)	3,897
Power Systems
Goodwill	2,486	(10)	(7)	2,469
All Other [3]
Goodwill	117	—	—	117
Consolidated total
Goodwill	7,544	(29)	(99)	7,416
Impairments	(602)	—	—	(602)
Net goodwill	$6,942	$(29)	$(99)	$6,814

1  See Note 20 for additional details.
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

	June 30, 2013			December 31, 2012
(Millions of dollars)	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value	Cost Basis	Unrealized Pretax Net Gains (Losses)	Fair Value
Government debt
U.S. treasury bonds	$10	$—	$10	$10	$—	$10
Other U.S. and non-U.S. government bonds	119	1	120	144	2	146

Corporate bonds
Corporate bonds	659	23	682	626	38	664
Asset-backed securities	80	—	80	96	—	96

Mortgage-backed debt securities
U.S. governmental agency	358	1	359	291	8	299
Residential	22	—	22	26	(1)	25
Commercial	97	6	103	117	10	127

Equity securities
Large capitalization value	157	63	220	147	38	185
Smaller company growth	22	20	42	22	12	34
Total	$1,524	$114	$1,638	$1,479	$107	$1,586

During the three and six months ended June 30, 2013 and 2012, charges for other-than-temporary declines in the market values of securities were $1 million. These charges were accounted for as realized losses and were included in Other income (expense) in the Consolidated Statement of Results of Operations. The cost basis for the impacted securities was adjusted to reflect these charges.

Investments in an unrealized loss position that are not other-than-temporarily impaired:

	June 30, 2013
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Corporate bonds	$197	$3	$—	$—	$197	$3
Asset-backed securities	8	—	20	2	28	2
Mortgage-backed debt securities
U.S. governmental agency	196	5	25	1	221	6
Equity securities
Large capitalization value	18	1	4	1	22	2
Total	$419	$9	$49	$4	$468	$13

	December 31, 2012
	Less than 12 months [1]		12 months or more [1]		Total
(Millions of dollars)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds
Asset-backed securities	$—	$—	$20	$3	$20	$3
Mortgage-backed debt securities
U.S. governmental agency	84	1	15	—	99	1
Residential	—	—	14	1	14	1
Equity securities
Large capitalization value	25	2	10	1	35	3
Total	$109	$3	$59	$5	$168	$8

 1    Indicates length of time that individual securities have been in a continuous unrealized loss position.

Corporate Bonds.  The unrealized losses on our investments in corporate bonds and asset-backed securities relate to changes in interest rates and credit-related yield spreads since time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell the investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

Mortgage-Backed Debt Securities.  The unrealized losses on our investments in mortgage-backed securities and mortgage-related asset-backed securities relate mainly to the sharp increase in interest rates experienced in the second quarter of 2013 and the continuation of higher housing delinquencies, default rates and credit-related yield spreads since the time of purchase.  We do not intend to sell the investments and it is not likely that we will be required to sell these investments before recovery of their amortized cost basis.  We do not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

Equity Securities.  Cat Insurance maintains a well-diversified equity portfolio consisting of two specific mandates:  large capitalization value stocks and smaller company growth stocks.  U.S. equity valuations were generally higher during the second quarter of 2013 on generally favorable economic data driven by improving employment conditions and improvements in the housing sector.  The unrealized losses on investments in equity securities relate to uneven sector participation in the market recovery. We do not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

The cost basis and fair value of the available-for-sale debt securities at June 30, 2013, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2013
(Millions of dollars)	Cost Basis	Fair Value
Due in one year or less	$213	$216
Due after one year through five years	588	608
Due after five years through ten years	35	38
Due after ten years	32	30
U.S. governmental agency mortgage-backed securities	358	359
Residential mortgage-backed securities	22	22
Commercial mortgage-backed securities	97	103
Total debt securities – available-for-sale	$1,345	$1,376

Sales of Securities:
	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2013	2012	2013	2012
Proceeds from the sale of available-for-sale securities	$109	$65	$207	$177
Gross gains from the sale of available-for-sale securities	$1	$1	$2	$3
Gross losses from the sale of available-for-sale securities	$1	$—	$1	$—

9.                                     Postretirement Benefits

A.  Pension and postretirement benefit costs

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain. This excludes a $21 million loss of a third-party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees. As a result, a net gain of $6 million related to the facility closure was recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations for the six months ended June 30, 2012.

(Millions of dollars)	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Postretirement Benefits
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
For the three months ended:
Components of net periodic benefit cost:
Service cost	$49	$46	$31	$28	$31	$22
Interest cost	144	154	42	46	49	56
Expected return on plan assets	(208)	(203)	(58)	(53)	(14)	(16)
Amortization of:
Prior service cost (credit) [1]	5	5	1	—	(19)	(16)
Net actuarial loss (gain) [1]	137	124	33	24	27	25
Net periodic benefit cost	127	126	49	45	74	71
Curtailments, settlements and special termination benefits [2]	—	—	3	12	—	—
Total cost included in operating profit	$127	$126	$52	$57	$74	$71

For the six months ended:
Components of net periodic benefit cost:
Service cost	$98	$92	$62	$56	$55	$46
Interest cost	289	308	85	91	98	111
Expected return on plan assets	(416)	(406)	(117)	(107)	(28)	(32)
Amortization of:
Transition obligation (asset)	—	—	—	—	1	1
Prior service cost (credit) [1]	9	10	1	—	(37)	(33)
Net actuarial loss (gain) [1]	273	248	66	48	54	50
Net periodic benefit cost	253	252	97	88	143	143
Curtailments, settlements and special termination benefits [2]	—	—	3	22	—	(40)
Total cost included in operating profit	$253	$252	$100	$110	$143	$103

Weighted-average assumptions used to determine net cost:
Discount rate	3.7%	4.3%	3.7%	4.3%	3.7%	4.3%
Expected return on plan assets	7.8%	8.0%	6.7%	7.1%	7.8%	8.0%
Rate of compensation increase	4.5%	4.5%	3.9%	3.9%	4.4%	4.4%

[1]
Prior service cost (credit) and net actuarial loss (gain) for both pension and other postretirement benefits are generally amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits from the plan. For pension plans in which all or almost all of the plan's participants are inactive and other postretirement benefit plans in which all or almost all of the plan's participants are fully eligible for benefits under the plan, prior service cost (credit) and net actuarial loss (gain) are amortized using the straight-line method over the remaining life expectancy of those participants.

[2]	Curtailments, settlements and special termination benefits were recognized in Other operating (income) expenses in the Consolidated Statement of Results of Operations.

 We made $138 million and $280 million of contributions to our pension plans during the three and six months ended June 30, 2013, respectively. We currently anticipate full-year 2013 contributions of approximately $480 million, all of which are required. We made $119 million and $293 million of contributions to our pension plans during the three and six months ended June 30, 2012, respectively.

B.  Defined contribution benefit costs

Total company costs related to our defined contribution plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2013	2012	2013	2012
U.S. Plans	$61	$33	$144	$134
Non-U.S. Plans	17	17	31	31
	$78	$50	$175	$165

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

No loss has been experienced or is anticipated under any of these guarantees.  At June 30, 2013 and December 31, 2012, the related liability was $14 million. The maximum potential amount of future payments (undiscounted and without reduction for any amounts that may possibly be recovered under recourse or collateralized provisions) we could be required to make under the guarantees are as follows:

(Millions of dollars)	June 30, 2013	December 31, 2012
Caterpillar dealer guarantees	$181	$180
Customer guarantees	56	77
Customer guarantees – supplier consortium	347	—
Third party logistics business guarantees	162	176
Other guarantees	35	53
Total guarantees	$781	$486

Cat Financial provides guarantees to repurchase certain loans of Caterpillar dealers from a special-purpose corporation (SPC) that qualifies as a variable interest entity.  The purpose of the SPC is to provide short-term working capital loans to Caterpillar dealers.  This SPC issues commercial paper and uses the proceeds to fund its loan program.  Cat Financial has a loan purchase agreement with the SPC that obligates Cat Financial to purchase certain loans that are not paid at maturity.  Cat Financial receives a fee for providing this guarantee, which provides a source of liquidity for the SPC.  Cat Financial is the primary beneficiary of the SPC as their guarantees result in Cat Financial having both the power to direct the activities that most significantly impact the SPC’s economic performance and the obligation to absorb losses, and therefore Cat Financial has consolidated the financial statements of the SPC.  As of June 30, 2013 and December 31, 2012, the SPC’s assets of $889 million and $927 million, respectively, are primarily comprised of loans to dealers and the SPC’s liabilities of $889 million and $927 million, respectively, are primarily comprised of commercial paper.  The assets of the SPC are not available to pay Cat Financial's creditors. Cat Financial may be obligated to perform under the guarantee if the SPC experiences losses. No loss has been experienced or is anticipated under this loan purchase agreement.

Our product warranty liability is determined by applying historical claim rate experience to the current field population and dealer inventory.  Generally, historical claim rates are based on actual warranty experience for each product by machine model/engine size.  Specific rates are developed for each product build month and are updated monthly based on actual warranty claim experience.

(Millions of dollars)	2013
Warranty liability, January 1	$1,477
Reduction in liability (payments)	(455)
Increase in liability (new warranties)	390
Warranty liability, June 30	$1,412

(Millions of dollars)	2012
Warranty liability, January 1	$1,308
Reduction in liability (payments)	(920)
Increase in liability (new warranties)	1,089
Warranty liability, December 31	$1,477

11.                               Profit Per Share

Computations of profit per share:	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions except per share data)	2013	2012	2013	2012
Profit for the period (A) [1]:	$960	$1,699	$1,840	$3,285
Determination of shares (in millions):
Weighted-average number of common shares outstanding (B)	649.9	652.9	652.4	651.3
Shares issuable on exercise of stock awards, net of shares assumed to be purchased out of proceeds at average market price	12.8	16.7	14.2	18.6
Average common shares outstanding for fully diluted computation (C) [2]	662.7	669.6	666.6	669.9
Profit per share of common stock:
Assuming no dilution (A/B)	$1.48	$2.60	$2.82	$5.04
Assuming full dilution (A/C) [2]	$1.45	$2.54	$2.76	$4.90
Shares outstanding as of June 30 (in millions)			647.6	653.3

[1]	Profit attributable to common stockholders.

[2]	Diluted by assumed exercise of stock-based compensation awards using the treasury stock method.

SARs and stock options to purchase 10,350,280 and 10,256,295 common shares were outstanding for the three and six months ended June 30, 2013, respectively, which were not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three and six months ended June 30, 2012, there were outstanding SARs and stock options to purchase 6,091,056 common shares which were antidilutive.

In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar stock, and in December 2011, the authorization was extended through December 31, 2015. In April 2013, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (April

ASR Agreement), which was completed in June 2013. In accordance with the terms of the April ASR Agreement, a total of 11.5 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $1.0 billion. Through the end of the second quarter of 2013, $4.8 billion of the $7.5 billion authorization was spent.

In July 2013, we entered into a definitive agreement with Société Générale to purchase shares of our common stock under an accelerated stock repurchase transaction (July ASR Agreement). See Note 22 for additional information regarding the terms of the July ASR Agreement.

12.                             Accumulated Other Comprehensive Income (Loss)

Comprehensive income and its components are presented in the Consolidated Statement of Comprehensive Income. Changes in Accumulated other comprehensive income (loss), net of tax, included in the Consolidated Statement of Changes in Stockholders’ Equity, consisted of the following:

(Millions of dollars)	Foreign currency translation	Pension and other postretirement benefits	Derivative financial instruments	Available-for-sale securities	Total

Balance at June 30, 2012 [1]	$239	$(6,410)	$(37)	$58	$(6,150)

Three Months Ended June 30, 2013
Balance at March 31, 2013	$90	$(6,778)	$(62)	$81	$(6,669)
Other comprehensive income (loss) before reclassifications	(182)	12	7	(10)	(173)
Amounts reclassified from accumulated other comprehensive (income) loss	—	121	22	1	144
Other comprehensive income (loss)	(182)	133	29	(9)	(29)
Balance at June 30, 2013	$(92)	$(6,645)	$(33)	$72	$(6,698)

Six Months Ended June 30, 2013
Balance at December 31, 2012	$456	$(6,914)	$(42)	$67	$(6,433)
Other comprehensive income (loss) before reclassifications	(548)	27	(24)	5	(540)
Amounts reclassified from accumulated other comprehensive (income) loss	—	242	33	—	275
Other comprehensive income (loss)	(548)	269	9	5	(265)
Balance at June 30, 2013	$(92)	$(6,645)	$(33)	$72	$(6,698)

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

The effect of the reclassifications out of Accumulated other comprehensive income (loss) on the Consolidated Statement of Results of Operations is as follows:

(Millions of dollars)	Classification of income (expense)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Pension and other postretirement benefits:
Amortization of actuarial gain (loss)	Note 9 [1]	$(197)	$(393)
Amortization of prior service credit (cost)	Note 9 [1]	13	27
Amortization of transition asset (obligation)	Note 9 [1]	—	(1)
Reclassifications before tax		(184)	(367)
Tax (provision) benefit		63	125
Reclassifications net of tax		$(121)	$(242)

Derivative financial instruments:
Foreign exchange contracts	Other income (expense)	$(31)	$(48)
Interest rate contracts	Other income (expense)	(1)	(1)
Interest rate contracts	Interest expense of Financial Products	(2)	(3)
Reclassifications before tax		(34)	(52)
Tax (provision) benefit		12	19
Reclassifications net of tax		$(22)	$(33)

Available-for-sale securities:
Realized gain (loss)	Other income (expense)	$(1)	$—
Tax (provision) benefit		—	—
Reclassifications net of tax		$(1)	$—

Total reclassifications from Accumulated other comprehensive income (loss)		$(144)	$(275)

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

14.                              Income Taxes

The provision for income taxes for the first six months of 2013 reflects an estimated annual effective tax rate of 29 percent compared with 30.5 percent for 2012, excluding the items discussed below. The decrease is primarily due to the U.S. research and development tax credit that was expired in 2012 along with expected changes in our geographic mix of profits from a tax perspective.

The 2013 tax provision also includes a benefit of $87 million primarily related to the research and development tax credit that was retroactively extended for 2012. This compares to a $75 million negative impact related to nondeductible goodwill in the first half of 2012.

15.                              Segment Information

A. Basis for segment information

Our Executive Office is comprised of five Group Presidents, a Senior Vice President and a CEO. Group Presidents are accountable for a related set of end-to-end businesses that they manage.  The Senior Vice President leads the Caterpillar Enterprise System Group, which was formed during the second quarter of 2013 with the goal of improving our manufacturing and supply chain capabilities, driving sustained improvements in customer deliveries, improving operational efficiencies and building on recent product quality improvements. The CEO allocates resources and manages performance at the Group President level.  As such, the CEO serves as our Chief Operating Decision Maker and operating segments are primarily based on the Group President reporting structure.

Three of our operating segments, Construction Industries, Resource Industries and Power Systems, are led by Group Presidents.  One operating segment, Financial Products, is led by a Group President who has responsibility for Corporate Services.  Corporate Services is a cost center primarily responsible for the performance of certain support functions globally and to provide centralized services; it does not meet the definition of an operating segment.  The Caterpillar Enterprise System Group is also a cost center and does not meet the definition of an operating segment. One Group President leads a smaller operating segment that is included in the All Other operating segment.

B. Description of segments

We have five operating segments, of which four are reportable segments.  Following is a brief description of our reportable segments and the business activities included in the All Other operating segment:

Construction Industries:  A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers. In addition, Construction Industries has responsibility for Power Systems and three wholly-owned dealers in Japan and an integrated manufacturing cost center. Inter-segment sales are a source of revenue for this segment.

Resource Industries:  A segment primarily responsible for supporting customers using machinery in mining and quarrying applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, electric rope shovels, draglines, hydraulic shovels, drills, highwall miners, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, select work tools, forestry products, paving products, industrial and waste products, machinery components and electronics and control systems. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. In addition, segment profit includes the impact from divestiture of portions of the Bucyrus distribution business and the acquisition of ERA Mining Machinery Limited, including its wholly-owned subsidiary Zhengzhou Siwei Mechanical & Electrical Manufacturing Co., Ltd., commonly known as Siwei, which was completed during the second quarter of 2012. Siwei primarily designs, manufactures, sells and supports underground coal mining equipment in China. Inter-segment sales are a source of revenue for this segment.

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

All Other:  Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America; distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts. On July 31, 2012, we sold a majority interest in Caterpillar's third party logistics business. Inter-segment sales are a source of revenue for this segment. Results for the All Other operating segment are included as a reconciling item between reportable segments and consolidated external reporting.

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

Reconciling items are created based on accounting differences between segment reporting and our consolidated external reporting. Please refer to pages 34 to 39 for financial information regarding significant reconciling items.  Most of our reconciling items are self-explanatory given the above explanations.  For the reconciliation of profit, we have grouped the reconciling items as follows:

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

Reportable Segments
Three Months Ended June 30,
(Millions of dollars)
	2013
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$4,850	$113	$4,963	$143	$362	$8,725	$136
Resource Industries	3,571	233	3,804	186	550	12,000	145
Power Systems	5,263	461	5,724	156	955	9,080	161
Machinery and Power Systems	$13,684	$807	$14,491	$485	$1,867	$29,805	$442
Financial Products Segment	806	—	806	188	233	36,931	451
Total	$14,490	$807	$15,297	$673	$2,100	$66,736	$893

	2012
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$5,340	$123	$5,463	$139	$688	$10,393	$219
Resource Industries	5,390	328	5,718	168	1,426	13,455	242
Power Systems	5,511	680	6,191	147	982	9,323	237
Machinery and Power Systems	$16,241	$1,131	$17,372	$454	$3,096	$33,171	$698
Financial Products Segment	764	—	764	177	188	36,563	457
Total	$17,005	$1,131	$18,136	$631	$3,284	$69,734	$1,155

Reportable Segments
Six Months Ended June 30,
(Millions of dollars)
	2013
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at June 30	Capital expenditures
Construction Industries	$9,047	$224	$9,271	$281	$601	$8,725	$260
Resource Industries	7,247	453	7,700	366	1,027	12,000	252
Power Systems	9,668	857	10,525	307	1,553	9,080	265
Machinery and Power Systems	$25,962	$1,534	$27,496	$954	$3,181	$29,805	$777
Financial Products Segment	1,601	—	1,601	368	506	36,931	771
Total	$27,563	$1,534	$29,097	$1,322	$3,687	$66,736	$1,548

	2012
	External sales and revenues	Inter- segment sales and revenues	Total sales and revenues	Depreciation and amortization	Segment profit	Segment assets at December 31	Capital expenditures
Construction Industries	$10,402	$253	$10,655	$270	$1,304	$10,393	$350
Resource Industries	10,168	656	10,824	331	2,594	13,455	374
Power Systems	10,498	1,355	11,853	285	1,794	9,323	366
Machinery and Power Systems	$31,068	$2,264	$33,332	$886	$5,692	$33,171	$1,090
Financial Products Segment	1,525	—	1,525	351	393	36,563	800
Total	$32,593	$2,264	$34,857	$1,237	$6,085	$69,734	$1,890

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Three Months Ended June 30, 2013
Total external sales and revenues from reportable segments	$13,684	$806	$—		$14,490
All Other operating segment	211	—	—		211
Other	(9)	17	(88)	[1]	(80)
Total sales and revenues	$13,886	$823	$(88)		$14,621

Three Months Ended June 30, 2012
Total external sales and revenues from reportable segments	$16,241	$764	$—		$17,005
All Other operating segment	454	—	—		454
Other	(11)	16	(90)	[1]	(85)
Total sales and revenues	$16,684	$780	$(90)		$17,374
[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Sales and revenues:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments		Consolidated Total
Six Months Ended June 30, 2013
Total external sales and revenues from reportable segments	$25,962	$1,601	$—		$27,563
All Other operating segment	428	—	—		428
Other	(20)	36	(176)	[1]	(160)
Total sales and revenues	$26,370	$1,637	$(176)		$27,831

Six Months Ended June 30, 2012
Total external sales and revenues from reportable segments	$31,068	$1,525	$—		$32,593
All Other operating segment	928	—	—		928
Other	(24)	32	(174)	[1]	(166)
Total sales and revenues	$31,972	$1,557	$(174)		$33,355
[1] Elimination of Financial Products revenues from Machinery and Power Systems.

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended June 30, 2013
Total profit from reportable segments	$1,867	$233	$2,100
All Other operating segment	185	—	185
Cost centers	19	—	19
Corporate costs	(411)	—	(411)
Timing	(66)	—	(66)
Methodology differences:
Inventory/cost of sales	(67)	—	(67)
Postretirement benefit expense	(166)	—	(166)
Financing costs	(117)	—	(117)
Equity in (profit) loss of unconsolidated affiliated companies	1	—	1
Currency	(54)	—	(54)
Other income/expense methodology differences	(68)	—	(68)
Other methodology differences	—	(3)	(3)
Total consolidated profit before taxes	$1,123	$230	$1,353

Three Months Ended June 30, 2012
Total profit from reportable segments	$3,096	$188	$3,284
All Other operating segment	188	—	188
Cost centers	(11)	—	(11)
Corporate costs	(400)	—	(400)
Timing	(137)	—	(137)
Methodology differences:
Inventory/cost of sales	(21)	—	(21)
Postretirement benefit expense	(145)	—	(145)
Financing costs	(112)	—	(112)
Equity in (profit) loss of unconsolidated affiliated companies	(5)	—	(5)
Currency	9	—	9
Other income/expense methodology differences	(74)	—	(74)
Other methodology differences	4	(4)	—
Total consolidated profit before taxes	$2,392	$184	$2,576

Reconciliation of Consolidated profit before taxes:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Six Months Ended June 30, 2013
Total profit from reportable segments	$3,181	$506	$3,687
All Other operating segment	377	—	377
Cost centers	58	—	58
Corporate costs	(784)	—	(784)
Timing	(19)	—	(19)
Methodology differences:
Inventory/cost of sales	(103)	—	(103)
Postretirement benefit expense	(331)	—	(331)
Financing costs	(241)	—	(241)
Currency	(39)	—	(39)
Other income/expense methodology differences	(120)	—	(120)
Other methodology differences	(19)	14	(5)
Total consolidated profit before taxes	$1,960	$520	$2,480

Six Months Ended June 30, 2012
Total profit from reportable segments	$5,692	$393	$6,085
All Other operating segment	406	—	406
Cost centers	23	—	23
Corporate costs	(760)	—	(760)
Timing	(288)	—	(288)
Methodology differences:
Inventory/cost of sales	(35)	—	(35)
Postretirement benefit expense	(331)	—	(331)
Financing costs	(227)	—	(227)
Equity in (profit) loss of unconsolidated affiliated companies	(7)	—	(7)
Currency	140	—	140
Other income/expense methodology differences	(135)	—	(135)
Other methodology differences	6	(3)	3
Total consolidated profit before taxes	$4,484	$390	$4,874

Reconciliation of Assets:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
June 30, 2013
Total assets from reportable segments	$29,805	$36,931	$—	$66,736
All Other operating segment	1,501	—	—	1,501
Items not included in segment assets:
Cash and short-term investments	3,974	—	—	3,974
Intercompany receivables	238	—	(238)	—
Investment in Financial Products	4,537	—	(4,537)	—
Deferred income taxes	4,038	—	(489)	3,549
Goodwill and intangible assets	3,445	—	—	3,445
Property, plant and equipment – net and other assets	970	—	—	970
Operating lease methodology difference	(292)	—	—	(292)
Liabilities included in segment assets	10,478	—	—	10,478
Inventory methodology differences	(2,635)	—	—	(2,635)
Other	(176)	(99)	(76)	(351)
Total assets	$55,883	$36,832	$(5,340)	$87,375

December 31, 2012
Total assets from reportable segments	$33,171	$36,563	$—	$69,734
All Other operating segment	1,499	—	—	1,499
Items not included in segment assets:
Cash and short-term investments	3,306	—	—	3,306
Intercompany receivables	303	—	(303)	—
Investment in Financial Products	4,433	—	(4,433)	—
Deferred income taxes	3,926	—	(516)	3,410
Goodwill and intangible assets	3,145	—	—	3,145
Property, plant and equipment – net and other assets	668	—	—	668
Operating lease methodology difference	(329)	—	—	(329)
Liabilities included in segment assets	11,293	—	—	11,293
Inventory methodology differences	(2,949)	—	—	(2,949)
Other	(182)	(107)	(132)	(421)
Total assets	$58,284	$36,456	$(5,384)	$89,356

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Three Months Ended June 30, 2013
Total depreciation and amortization from reportable segments	$485	$188	$673
Items not included in segment depreciation and amortization:
All Other operating segment	42	—	42
Cost centers	34	—	34
Other	5	7	12
Total depreciation and amortization	$566	$195	$761

Three Months Ended June 30, 2012
Total depreciation and amortization from reportable segments	$454	$177	$631
Items not included in segment depreciation and amortization:
All Other operating segment	41	—	41
Cost centers	22	—	22
Other	(11)	6	(5)
Total depreciation and amortization	$506	$183	$689

Reconciliations of Depreciation and amortization:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidated Total
Six Months Ended June 30, 2013
Total depreciation and amortization from reportable segments	$954	$368	$1,322
Items not included in segment depreciation and amortization:
All Other operating segment	84	—	84
Cost centers	68	—	68
Other	(2)	12	10
Total depreciation and amortization	$1,104	$380	$1,484

Six Months Ended June 30, 2012
Total depreciation and amortization from reportable segments	$886	$351	$1,237
Items not included in segment depreciation and amortization:
All Other operating segment	84	—	84
Cost centers	41	—	41
Other	(23)	11	(12)
Total depreciation and amortization	$988	$362	$1,350

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Three Months Ended June 30, 2013
Total capital expenditures from reportable segments	$442	$451	$—	$893
Items not included in segment capital expenditures:
All Other operating segment	71	—	—	71
Cost centers	47	—	—	47
Timing	(8)	—	—	(8)
Other	(52)	32	(18)	(38)
Total capital expenditures	$500	$483	$(18)	$965

Three Months Ended June 30, 2012
Total capital expenditures from reportable segments	$698	$457	$—	$1,155
Items not included in segment capital expenditures:
All Other operating segment	90	—	—	90
Cost centers	65	—	—	65
Timing	(81)	—	—	(81)
Other	(91)	57	(29)	(63)
Total capital expenditures	$681	$514	$(29)	$1,166

Reconciliations of Capital expenditures:
(Millions of dollars)	Machinery and Power Systems	Financial Products	Consolidating Adjustments	Consolidated Total
Six Months Ended June 30, 2013
Total capital expenditures from reportable segments	$777	$771	$—	$1,548
Items not included in segment capital expenditures:
All Other operating segment	112	—	—	112
Cost centers	74	—	—	74
Timing	526	—	—	526
Other	(76)	48	(35)	(63)
Total capital expenditures	$1,413	$819	$(35)	$2,197

Six Months Ended June 30, 2012
Total capital expenditures from reportable segments	$1,090	$800	$—	$1,890
Items not included in segment capital expenditures:
All Other operating segment	154	—	—	154
Cost centers	103	—	—	103
Timing	321	—	—	321
Other	(123)	74	(124)	(173)
Total capital expenditures	$1,545	$874	$(124)	$2,295

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

During the second quarter of 2013, Cat Financial changed the classification of certain loans and finance leases previously reported as impaired. While these loans and finance leases had been incorrectly reported as impaired, the related allowance for these loans and finance leases was appropriately measured; therefore, this change had no impact on the allowance for credit losses. The impact of incorrectly reporting these loans and finance leases as impaired was not considered material to previously issued financial statements; however, prior period impaired loan and finance lease balances have been revised throughout Notes 16 and 18.

There were no impaired loans or finance leases as of June 30, 2013 or December 31, 2012, for the Dealer portfolio segment.  The average recorded investment for impaired loans and finance leases for the Dealer portfolio segment was zero for the three and six months ended June 30, 2013 and 2012.

Individually impaired loans and finance leases for the Customer portfolio segment were as follows:

	June 30, 2013			December 31, 2012
(Millions of dollars)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$27	$25	$—	$28	$27	$—
Europe	48	48	—	45	45	—
Asia Pacific	5	4	—	2	2	—
Mining	1	1	—	1	1	—
Latin America	10	10	—	7	7	—
Caterpillar Power Finance	270	270	—	295	295	—
Total	$361	$358	$—	$378	$377	$—

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$11	$8	$3	$25	$23	$7
Europe	22	18	8	28	26	11
Asia Pacific	14	14	3	19	19	4
Mining	—	—	—	—	—	—
Latin America	35	36	15	30	30	8
Caterpillar Power Finance	166	162	48	113	109	24
Total	$248	$238	$77	$215	$207	$54

Total Impaired Loans and Finance Leases
Customer
North America	$38	$33	$3	$53	$50	$7
Europe	70	66	8	73	71	11
Asia Pacific	19	18	3	21	21	4
Mining	1	1	—	1	1	—
Latin America	45	46	15	37	37	8
Caterpillar Power Finance	436	432	48	408	404	24
Total	$609	$596	$77	$593	$584	$54

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$28	$2	$57	$—
Europe	45	—	45	—
Asia Pacific	5	—	3	—
Mining	4	—	8	—
Latin America	9	—	5	—
Caterpillar Power Finance	287	1	203	1
Total	$378	$3	$321	$1

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$17	$—	$26	$—
Europe	21	—	23	—
Asia Pacific	16	—	14	—
Mining	2	—	—	—
Latin America	41	—	17	—
Caterpillar Power Finance	151	—	79	—
Total	$248	$—	$159	$—

Total Impaired Loans and Finance Leases
Customer
North America	$45	$2	$83	$—
Europe	66	—	68	—
Asia Pacific	21	—	17	—
Mining	6	—	8	—
Latin America	50	—	22	—
Caterpillar Power Finance	438	1	282	1
Total	$626	$3	$480	$1

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(Millions of dollars)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans and Finance Leases With No Allowance Recorded
Customer
North America	$28	$3	$63	$1
Europe	45	—	45	—
Asia Pacific	5	—	3	—
Mining	3	—	8	—
Latin America	9	—	6	—
Caterpillar Power Finance	286	1	191	2
Total	$376	$4	$316	$3

Impaired Loans and Finance Leases With An Allowance Recorded
Customer
North America	$20	$—	$26	$—
Europe	24	1	24	—
Asia Pacific	17	1	13	1
Mining	1	—	—	—
Latin America	38	1	18	—
Caterpillar Power Finance	139	—	80	—
Total	$239	$3	$161	$1

Total Impaired Loans and Finance Leases
Customer
North America	$48	$3	$89	$1
Europe	69	1	69	—
Asia Pacific	22	1	16	1
Mining	4	—	8	—
Latin America	47	1	24	—
Caterpillar Power Finance	425	1	271	2
Total	$615	$7	$477	$4

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

As of June 30, 2013 and December 31, 2012, there were no loans or finance leases on non-accrual status for the Dealer portfolio segment.

The investment in customer loans and finance leases on non-accrual status was as follows:

(Millions of dollars)
	June 30, 2013	December 31, 2012
Customer
North America	$37	$59
Europe	38	38
Asia Pacific	45	36
Mining	12	12
Latin America	197	148
Caterpillar Power Finance	182	220
Total	$511	$513

Aging related to loans and finance leases was as follows:

(Millions of dollars)
	June 30, 2013
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$26	$6	$29	$61	$6,059	$6,120	$1
Europe	32	13	39	84	2,553	2,637	12
Asia Pacific	79	29	59	167	2,868	3,035	14
Mining	3	—	12	15	2,183	2,198	—
Latin America	66	33	173	272	2,459	2,731	—
Caterpillar Power Finance	10	40	109	159	3,030	3,189	18
Dealer
North America	—	—	—	—	2,147	2,147	—
Europe	—	—	—	—	169	169	—
Asia Pacific	1	—	—	1	566	567	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	806	806	—
Caterpillar Power Finance	—	—	—	—	1	1	—
Total	$217	$121	$421	$759	$22,842	$23,601	$45

(Millions of dollars)
	December 31, 2012
	31-60 Days Past Due	61-90 Days Past Due	91+ Days Past Due	Total Past Due	Current	Total Finance Receivables	91+ Still Accruing
Customer
North America	$35	$8	$52	$95	$5,872	$5,967	$—
Europe	23	9	36	68	2,487	2,555	6
Asia Pacific	53	19	54	126	2,912	3,038	18
Mining	—	1	12	13	1,960	1,973	—
Latin America	62	19	138	219	2,500	2,719	—
Caterpillar Power Finance	15	14	126	155	3,017	3,172	4
Dealer
North America	—	—	—	—	2,063	2,063	—
Europe	—	—	—	—	185	185	—
Asia Pacific	—	—	—	—	751	751	—
Mining	—	—	—	—	1	1	—
Latin America	—	—	—	—	884	884	—
Total	$188	$70	$418	$676	$22,632	$23,308	$28

Allowance for credit loss activity
In estimating the allowance for credit losses, Cat Financial reviews loans and finance leases that are past due, non-performing or in bankruptcy. An analysis of the allowance for credit losses was as follows:

(Millions of dollars)
	June 30, 2013
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$414	$9	$423
Receivables written off	(64)	—	(64)
Recoveries on receivables previously written off	27	—	27
Provision for credit losses	39	1	40
Other	(7)	—	(7)
Balance at end of period	$409	$10	$419

Individually evaluated for impairment	$77	$—	$77
Collectively evaluated for impairment	332	10	342
Ending Balance	$409	$10	$419

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$609	$—	$609
Collectively evaluated for impairment	19,301	3,691	22,992
Ending Balance	$19,910	$3,691	$23,601

(Millions of dollars)
	December 31, 2012
Allowance for Credit Losses:	Customer	Dealer	Total
Balance at beginning of year	$360	$6	$366
Receivables written off	(149)	—	(149)
Recoveries on receivables previously written off	47	—	47
Provision for credit losses	157	3	160
Other	(1)	—	(1)
Balance at end of year	$414	$9	$423

Individually evaluated for impairment	$54	$—	$54
Collectively evaluated for impairment	360	9	369
Ending Balance	$414	$9	$423

Recorded Investment in Finance Receivables:
Individually evaluated for impairment	$593	$—	$593
Collectively evaluated for impairment	18,831	3,884	22,715
Ending Balance	$19,424	$3,884	$23,308

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

The recorded investment in performing and non-performing finance receivables was as follows:

(Millions of dollars)
	June 30, 2013			December 31, 2012
	Customer	Dealer	Total	Customer	Dealer	Total
Performing
North America	$6,083	$2,147	$8,230	$5,908	$2,063	$7,971
Europe	2,599	169	2,768	2,517	185	2,702
Asia Pacific	2,990	567	3,557	3,002	751	3,753
Mining	2,186	1	2,187	1,961	1	1,962
Latin America	2,534	806	3,340	2,571	884	3,455
Caterpillar Power Finance	3,007	1	3,008	2,952	—	2,952
Total Performing	$19,399	$3,691	$23,090	$18,911	$3,884	$22,795

Non-Performing
North America	$37	$—	$37	$59	$—	$59
Europe	38	—	38	38	—	38
Asia Pacific	45	—	45	36	—	36
Mining	12	—	12	12	—	12
Latin America	197	—	197	148	—	148
Caterpillar Power Finance	182	—	182	220	—	220
Total Non-Performing	$511	$—	$511	$513	$—	$513

Performing & Non-Performing
North America	$6,120	$2,147	$8,267	$5,967	$2,063	$8,030
Europe	2,637	169	2,806	2,555	185	2,740
Asia Pacific	3,035	567	3,602	3,038	751	3,789
Mining	2,198	1	2,199	1,973	1	1,974
Latin America	2,731	806	3,537	2,719	884	3,603
Caterpillar Power Finance	3,189	1	3,190	3,172	—	3,172
Total	$19,910	$3,691	$23,601	$19,424	$3,884	$23,308

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

There were no loans or finance lease receivables modified as TDRs during the three and six months ended June 30, 2013 or 2012 for the Dealer portfolio segment.

Loan and finance lease receivables in the Customer portfolio segment modified as TDRs during the three and six months ended June 30, 2013 and 2012, were as follows:

(Dollars in millions)
	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	22	$2	$3	18	$2	$2
Europe	8	1	1	—	—	—
Latin America	6	1	1	—	—	—
Total [2]	36	$4	$5	18	$2	$2

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment	Number of Contracts	Pre-TDR Outstanding Recorded Investment	Post-TDR Outstanding Recorded Investment
Customer
North America	32	$4	$5	41	$4	$4
Europe	8	1	1	7	7	7
Latin America	6	1	1	—	—	—
Caterpillar Power Finance [1]	4	36	37	5	32	32
Total [2]	50	$42	$44	53	$43	$43

[1]
During the three and six months ended June 30, 2013, $7 million and $12 million, respectively, of additional funds were subsequently loaned to a borrower whose terms had been modified in a TDR.  The $7 million and $12 million of additional funds are not reflected in the table above as no incremental modifications have been made with the borrower during the period presented.  At June 30, 2013, remaining commitments to lend additional funds to a borrower whose terms have been modified in a TDR were $19 million.

[2]	Modifications include extended contract maturities, inclusion of interest only periods, below market interest rates, and extended skip payment periods.

TDRs in the Customer portfolio segment with a payment default during the three and six months ended June 30, 2013 and 2012, which had been modified within twelve months prior to the default date, were as follows:

(Dollars in millions)	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	5	$1	14	$1
Caterpillar Power Finance	—	—	2	2
Total	5	$1	16	$3

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Number of Contracts	Post-TDR Recorded Investment	Number of Contracts	Post-TDR Recorded Investment
Customer
North America	13	$3	25	$2
Caterpillar Power Finance	2	3	16	21
Total	15	$6	41	$23

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

Assets and liabilities measured on a recurring basis at fair value, primarily related to Financial Products, included in our Consolidated Statement of Financial Position as of June 30, 2013 and December 31, 2012 are summarized below:

(Millions of dollars)	June 30, 2013
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	120	—	120
Corporate bonds
Corporate bonds	—	682	—	682
Asset-backed securities	—	80	—	80
Mortgage-backed debt securities
U.S. governmental agency	—	359	—	359
Residential	—	22	—	22
Commercial	—	103	—	103
Equity securities
Large capitalization value	220	—	—	220
Smaller company growth	42	—	—	42
Total available-for-sale securities	272	1,366	—	1,638
Derivative financial instruments, net	—	122	—	122
Total Assets	$272	$1,488	$—	$1,760
Liabilities
Guarantees	$—	$—	$14	$14
Total Liabilities	$—	$—	$14	$14

(Millions of dollars)	December 31, 2012
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
Assets
Available-for-sale securities
Government debt
U.S. treasury bonds	$10	$—	$—	$10
Other U.S. and non-U.S. government bonds	—	146	—	146
Corporate bonds
Corporate bonds	—	664	—	664
Asset-backed securities	—	96	—	96
Mortgage-backed debt securities
U.S. governmental agency	—	299	—	299
Residential	—	25	—	25
Commercial	—	127	—	127
Equity securities
Large capitalization value	185	—	—	185
Smaller company growth	34	—	—	34
Total available-for-sale securities	229	1,357	—	1,586
Derivative financial instruments, net	—	154	—	154
Total Assets	$229	$1,511	$—	$1,740
Liabilities
Guarantees	$—	$—	$14	$14
Total Liabilities	$—	$—	$14	$14

Below are roll-forwards of liabilities measured at fair value using Level 3 inputs for the six months ended June 30, 2013 and 2012.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions of a marketplace participant.

(Millions of dollars)	Guarantees
Balance at December 31, 2012	$14
Issuance of guarantees	6
Expiration of guarantees	(6)
Balance at June 30, 2013	$14

Balance at December 31, 2011	$7
Acquisitions	6
Issuance of guarantees	3
Expiration of guarantees	(1)
Balance at June 30, 2012	$15

In addition to the amounts above, Cat Financial impaired loans are subject to measurement at fair value on a nonrecurring basis. A loan is considered impaired when management determines that collection of contractual amounts due is not probable.  In these cases, an allowance for credit losses may be established based primarily on the fair value of associated collateral.  As the collateral’s fair value is based on observable market prices and/or current appraised values, the impaired loans are classified as Level 2 measurements. Cat Financial had impaired loans with a fair value of $131 million and $117 million as of June 30, 2013 and December 31, 2012, respectively.

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

Long-term debt
Fair value for fixed and floating rate debt was estimated based on quoted market prices.

Please refer to the table below for the fair values of our financial instruments.

Fair Value of Financial Instruments
	June 30, 2013		December 31, 2012
(Millions of dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Levels	Reference
Assets
Cash and short-term investments	$6,110	$6,110	$5,490	$5,490	1
Restricted cash and short-term investments	77	77	53	53	1
Available-for-sale securities	1,638	1,638	1,586	1,586	1 & 2	Note 8
Finance receivables – net (excluding finance leases 1)	15,626	15,560	15,404	15,359	2	Note 16
Wholesale inventory receivables – net (excluding finance leases 1)	1,534	1,469	1,674	1,609	2	Note 16
Interest rate swaps – net	150	150	219	219	2	Note 4
Commodity contracts – net	—	—	1	1	2	Note 4

Liabilities
Short-term borrowings	5,511	5,511	5,287	5,287	1
Long-term debt (including amounts due within one year)
Machinery and Power Systems	9,061	10,456	9,779	11,969	2
Financial Products	24,979	25,607	25,077	26,063	2
Foreign currency contracts – net	25	25	66	66	2	Note 4
Commodity contracts – net	3	3	—	—	2	Note 4
Guarantees	14	14	14	14	3	Note 10

[1]	Total excluded items have a net carrying value at June 30, 2013 and December 31, 2012 of $8,058 million and $7,959 million, respectively.

19.	Acquisitions

ERA Mining Machinery Limited (Siwei)

During the second quarter of 2012, Caterpillar, through its wholly-owned subsidiary Caterpillar (Luxembourg) Investment Co. S.A. (CAT Lux), completed a tender offer to acquire the issued shares of ERA Mining Machinery Limited (Siwei), including its wholly-owned subsidiary Zhengzhou Siwei Mechanical Manufacturing Co., Ltd. Substantially all of the issued shares of Siwei, a public company listed on the Hong Kong Exchange, were acquired at the end of May 2012. In October 2012, the remaining shares of Siwei common stock were acquired for approximately $7 million in cash. Siwei primarily designs, manufactures, sells and supports underground coal mining equipment in mainland China and is known for its expertise in manufacturing mining roof support equipment. The acquisition supports Caterpillar's long-term commitment to invest in China in order to support our growing base of Chinese customers and will further expand our underground mining business both inside and outside of China.

The tender offer allowed Siwei shareholders to choose between two types of consideration in exchange for their shares. The alternatives were either cash consideration of HK$0.88 or a HK$1.00 loan note issued by CAT Lux to the former shareholders of Siwei that provided, subject to its terms, for the holder to receive on redemption a minimum of HK$0.75 up to a maximum of HK$1.15 depending on Siwei's consolidated gross profit for 2012 and 2013. Approximately 4 billion Siwei shares were tendered for the cash alternative and approximately 1.6 billion Siwei shares were tendered for the loan note alternative. The purchase price of approximately $677 million was comprised of net cash paid of approximately $444 million ($475 million in cash paid for shares and to cancel share options less cash acquired of $31 million), the fair value of the loan notes of $152 million, approximately $168 million of assumed third-party short term borrowings and notes payable, a loan and interest payable to Caterpillar from Siwei of $51 million, less restricted cash acquired of approximately $138 million. The noncontrolling interest for the outstanding shares not tendered was approximately $7 million.

The transaction was financed with available cash and included the issuance of loan notes to certain former shareholders of Siwei, which had a debt component and a portion that was contingent consideration. The $152 million fair value represented the minimum redemption amount of the debt component payable in April 2013.

Tangible assets as of the acquisition date and after giving effect to the adjustments described below were $598 million, recorded at their fair values, and primarily included cash of $31 million, restricted cash of $138 million, receivables of $184 million, inventory of $77 million and property, plant and equipment of $94 million. Finite-lived intangible assets acquired of $112 million were primarily related to customer relationships and also included trade names. The finite-lived intangible assets are being amortized on a straight-line basis over a weighted average amortization period of approximately 14 years. Liabilities assumed as of the acquisition date and after giving effect to the adjustments described below were $626 million, recorded at their fair values, and primarily included accounts payable of $352 million, third-party short term borrowings and notes payable of $168 million and accrued expenses of $37 million. Additionally, deferred tax liabilities were $25 million. Goodwill of $625 million, substantially all of which is non-deductible for income tax purposes, represented the excess of the consideration transferred over the net assets recognized and represented the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. Factors that contributed to a purchase price resulting in the recognition of goodwill include expected cost savings primarily from increased purchasing power for raw materials, improved working capital management, expanded underground mining equipment sales opportunities in China and internationally, along with the acquired assembled workforce. The results of the acquired business for the period from the acquisition date are included in the accompanying consolidated financial statements and are reported in the Resource Industries segment. Assuming this transaction had been made at the beginning of any period presented, the consolidated pro forma results would not be materially different from reported results.

In November 2012, Caterpillar became aware of inventory accounting discrepancies at Siwei which led to an internal investigation. Caterpillar's investigation determined that Siwei had engaged in accounting misconduct prior to Caterpillar's acquisition of Siwei in mid-2012. The accounting misconduct included inappropriate accounting practices involving improper cost allocation that resulted in overstated profit and improper revenue recognition practices involving early and, at times unsupported, revenue recognition. Due to the identified accounting misconduct that occurred before the acquisition, measurement period adjustments were made to the fair value of the acquired assets and assumed liabilities during the fourth quarter of 2012. The fair values presented above are a final allocation of the purchase price and reflect these changes, which are primarily comprised of a decrease in finite-lived intangible assets of $82 million, a decrease in receivables of $29 million, a decrease in inventory of $17 million and a net increase in liabilities of $23 million, resulting in an increase in goodwill of $149 million.

Because of the accounting misconduct identified in the fourth quarter of 2012, Siwei's goodwill was tested for impairment as of November 30, 2012. We determined the carrying value of Siwei, which is a separate reporting unit, exceeded its fair value at the measurement date, requiring step two in the impairment test process.  The fair value of the Siwei reporting unit was determined primarily using an income approach based on the present value of discounted cash flows. We assigned the fair value to the reporting unit's assets and liabilities and determined the implied fair value of goodwill was substantially below the carrying value of the reporting unit's goodwill.  Accordingly, we recognized a $580 million goodwill impairment charge, which resulted in goodwill of approximately $45 million remaining for Siwei. The goodwill impairment was a result of changes in the assumptions used to determine the fair value resulting from the accounting misconduct that occurred before the acquisition. There was no tax benefit associated with this impairment charge. The Siwei goodwill impairment charge was reported in the fourth quarter of 2012 in the Resource Industries segment.

In May 2013, Caterpillar and its wholly-owned subsidiaries CAT Lux and Siwei entered into a settlement agreement with two former directors of Siwei and two other parties with an interest in the settlement, including Mining Machinery Limited (MML). The agreement settles the dispute between the parties which arose from Caterpillar's determination that Siwei senior managers had engaged in accounting misconduct for several years prior to Caterpillar's announcement of the completion of its tender offer for Siwei in the second quarter of 2012.

Under the terms of the settlement agreement, the parties agreed that (i) the loan notes issued by CAT Lux (and guaranteed by Caterpillar) as a portion of the Siwei purchase price and held by MML and (ii) loans made by the two former Siwei directors to Siwei prior to its acquisition by Caterpillar would all be canceled and discharged in exchange for payments by CAT Lux to MML and the two former directors in an aggregate amount of approximately $30 million. As of the settlement in May 2013, the loan notes had a book value of approximately $152 million and the obligation related to the loans by the two former directors was approximately $13 million. The settlement agreement contains a mutual release and discharge of the parties' respective claims with respect to the dispute and contains an agreement by Caterpillar and CAT Lux not to pursue any such claims against either the auditors or former directors of Siwei. The settlement and discharge of the loan obligations resulted in the recognition of a gain of approximately $135 million reported in Other operating (income) expenses in the Consolidated Statement of Results of Operations and is included in the Resource Industries segment.

20.                         Divestitures and Assets Held for Sale
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

We completed two sale transactions during the first quarter of 2013 and one during the second quarter of 2013 whereby we sold portions of the Bucyrus distribution business to Caterpillar dealers for an aggregate price of $77 million. After-tax profit was unfavorably impacted in the first half of 2013 by $44 million as a result of the Bucyrus distribution divestiture activities. This is comprised of $31 million of gains related to the sales transactions, a $34 million unfavorable adjustment due to a change in estimate to increase the reserve for parts returns related to prior sale transactions (included in Other operating (income) expenses) and costs incurred related to the Bucyrus distribution divestiture activities of $57 million (included in Selling, general and administrative expenses), offset by an income tax benefit of $16 million.

Assets sold in the first half of 2013 included customer relationship intangibles of $11 million, inventory of $6 million and allocated goodwill of $16 million related to the divested portions of the Bucyrus distribution business.

As of June 30, 2013, six divestiture transactions were classified as held for sale and are expected to close in 2013. Current assets held for sale were included in Prepaid expenses and other current assets and non-current assets held for sale were included in Other assets in the Consolidated Statement of Financial Position.

The major classes of assets held for sale for a portion of the Bucyrus distribution business were as follows:

(Millions of dollars)	June 30, 2013	December 31, 2012

Inventories	$43	$30
Current assets	$43	$30

Property, plant and equipment – net	$11	$—
Intangible assets	68	32
Goodwill	54	52
Non-current assets	$133	$84

21.                              Employee Separation Charges

In 2012, we reported employee separation charges of $94 million in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to the closure of the Electro-Motive Diesel facility located in London, Ontario and separation programs in Europe. The majority of the charges were related to the Power Systems segment.

For the three and six months ended June 30, 2013, we recognized employee separation charges of $16 million and $23 million, respectively, in Other operating (income) expenses in the Consolidated Statement of Results of Operations primarily related to separation programs in North America and Europe. The charges were related primarily to the Resource Industries and Power Systems segments.

Our accounting for separations was dependent upon how the particular program was designed. For voluntary programs, eligible separation costs were recognized at the time of employee acceptance. For involuntary programs, eligible costs were recognized when management had approved the program, the affected employees had been properly notified and the costs were estimable.

The following table summarizes the 2012 and 2013 separation activity:

(Millions of dollars)
Total
Liability balance at December 31, 2011	$90
Increase in liability (separation charges)	94
Reduction in liability (payments and other adjustments)	(155)
Liability balance at December 31, 2012	$29
Increase in liability (separation charges)	23
Reduction in liability (payments and other adjustments)	(23)
Liability balance at June 30, 2013	$29

The remaining liability balances as of June 30, 2013 represent costs for employees that have either not yet separated from the Company or their full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2013 and 2014.

22.      Subsequent Event

On July 29, 2013, we entered into a definitive agreement with Société Générale to purchase shares of our common stock under an accelerated stock repurchase transaction (July ASR Agreement). Pursuant to the terms of the July ASR Agreement, we have agreed to repurchase $1.0 billion of our common stock from Société Générale, with an immediate delivery of approximately 11.4 million shares. The final number of shares to be repurchased and the aggregate cost to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transaction, which is expected to be completed in September 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We reported second-quarter 2013 sales and revenues of $14.621 billion, a 16 percent decrease from second-quarter 2012 sales and revenues of $17.374 billion. Profit per share for the second quarter of 2013 was $1.45, a 43 percent decrease from second-quarter 2012 profit per share of $2.54. Profit was $960 million in the quarter, a decrease of 43 percent from $1.699 billion in the second quarter of 2012.

Sales and revenues for the six months ended June 30, 2013 were $27.831 billion, down $5.524 billion, or 17 percent, from $33.355 billion for the six months ended June 30, 2012. Profit per share for the six months ended June 30, 2013 was $2.76, a 44 percent decrease from the six months ended June 30, 2012 profit per share of $4.90. Profit was $1.840 billion in the six months ended June 30, 2013, a decrease of 44 percent from $3.285 billion for the six months ended June 30, 2012.

 Highlights for the second quarter of 2013 include:

•
Second-quarter sales and revenues of $14.621 billion were 16 percent lower than the second quarter of 2012. About half of the decline in sales and revenues was a result of changes in dealer inventory. In addition, machine dealer deliveries to end users declined, primarily in Resource Industries.

•	Profit per share was $1.45 in the second quarter of 2013, down $1.09 from the second quarter of 2012.

•	Power Systems is currently our largest segment in terms of sales and profit.

•	Our inventory continued to decline in the second quarter of 2013. It was about $1.2 billion below the end of the first quarter of 2013 and $1.7 billion below year-end 2012.

•	Machinery and Power Systems (M&PS) operating cash flow was $3.049 billion in the second quarter of 2013, compared with $1.281 billion in the second quarter of 2012.

•	M&PS debt-to-capital ratio was 34.9 percent, down from 36.4 percent at the end of the first quarter of 2013.

•	During the second quarter of 2013, we resumed our stock repurchase program and repurchased $1 billion of stock.

During the second quarter of 2013, we announced the formation of the Caterpillar Enterprise System Group with the goal of improving our manufacturing and supply chain capabilities, driving sustained improvements in customer deliveries, improving operational efficiencies and building on recent product quality improvements.

Notes:

•	Glossary of terms is included on pages 70-71; first occurrence of terms shown in bold italics.

•	Information on non-GAAP financial measures is included on page 80.

Consolidated Results of Operations

THREE MONTHS ENDED JUNE 30, 2013 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2012

CONSOLIDATED SALES AND REVENUES

The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the second quarter of 2012 (at left) and the second quarter of 2013 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Sales and Revenues
Total sales and revenues were $14.621 billion in the second quarter of 2013, a decrease of $2.753 billion, or 16 percent, from the second quarter of 2012. When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reason for the change: Sales volume decreased $2.545 billion with the most significant decline in Resource Industries. About half of the total volume decrease was related to changes in dealer machine inventory and the remainder was primarily a result of lower machine dealer deliveries to end users. During the second quarter of 2012, dealers increased machine inventory about $300 million in anticipation of higher demand. In the second quarter of 2013, dealers reduced their machine inventory by about $1 billion. Most of the decline was related to Resource Industries' products, as dealers adjusted inventory levels in response to lower end-user demand. The decline in dealer inventory was more than we expected as dealers satisfied more of their second-quarter machine demand from their inventory. We believe that slower economic growth and continued uncertainty regarding economic recoveries have influenced dealer inventory levels and end-user demand.

In months of supply, dealer machine inventory is currently low by historic standards. However, dealers are utilizing inventory from our product distribution centers at a higher rate, primarily for Construction Industries' products, and are positioned to reduce inventory even further in 2013. While we expect substantial reductions in dealer machine inventory from both Construction Industries and Resource Industries, we believe more than half of the decline in the second half of the year will be related to Resource Industries' products as the mining industry continues to reduce capital expenditures. For the full-year 2012, dealer machine inventory increased $1.2 billion.

In addition, the net impact of acquisitions and divestitures was unfavorable $140 million mainly due to the absence of our third party logistics business, and the impact of currency was unfavorable $120 million. These decreases were partially offset by increased Financial Products' revenues of $45 million. Price realization was about flat.

While sales for both new equipment and aftermarket parts declined, most of the decrease was for new equipment. In the context of the total sales decrease, the decline in aftermarket parts was not a significant factor.

•
Sales by geographic region: While sales declined in all geographic regions, the most significant reduction was in Asia/Pacific. The Asia/Pacific decline was primarily related to lower Australian mining sales in our Resource Industries segment. While sales in Asia/Pacific declined overall, sales in China increased. During the quarter, our total sales in China excluding acquisitions were about 20 percent higher than the second quarter of 2012.

•
Sales by segment: Sales decreased in all segments. The most significant decrease was in Resource Industries, with sales down 34 percent resulting primarily from changes in dealer inventory and weaker demand in mining. Construction Industries' sales decreased 9 percent, and Power Systems' sales were 5 percent lower. Financial Products segment revenues were up 5 percent.

CONSOLIDATED OPERATING PROFIT

The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the second quarter of 2012 (at left) and the second quarter of 2013 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the second quarter of 2013 was $1.557 billion, a decline of $1.059 billion from the second quarter of 2012. The decrease was primarily the result of lower sales volume, which included an unfavorable mix of products. Manufacturing costs and the impact of acquisitions and divestitures were also unfavorable to operating profit. These items were partially offset by a decline in SG&A and R&D expenses and the favorable impact of currency.
Manufacturing costs increased $98 million. The increase was primarily due to unfavorable changes in cost absorption resulting from a decrease in inventory during the second quarter of 2013 and an increase in inventory during the second quarter of 2012. This unfavorable impact was partially offset by lower material costs and a decrease in incentive compensation expense.
The decline in inventory in the second quarter of 2013 was more than we previously expected. Dealers increasingly used inventory from our product distribution centers to meet end-user demand, primarily for Construction Industries' products. Resource Industries' inventory declined in the second quarter more than anticipated as we continued to align our inventory with expected demand. In addition, we believe better product availability has contributed to the decline in inventory for both segments as the time from dealer order to product delivery is shorter than a year ago. We expect that our inventory will end 2013 near the level we ended the second quarter. As such, we do not expect a significant unfavorable impact related to inventory cost absorption during the second half of 2013.

Despite the significant decline in sales volume, manufacturing inefficiencies were only slightly unfavorable due to cost reduction initiatives including temporary factory shutdowns, rolling layoffs throughout much of the company and reductions in our flexible workforce. We expect to expand our cost reduction initiatives during the second half of the year.
Acquisitions and divestitures negatively impacted operating profit by $65 million. The second quarter of 2012 included substantial pre-tax gains on the sale of portions of the Bucyrus distribution business, while the impact on the second quarter of 2013 was negative. This was partially offset by the $135 million favorable impact from the settlement with the previous owners of our Siwei acquisition.
SG&A and R&D expenses were lower primarily due to decreased incentive compensation expense and lower discretionary and program costs. We expect lower expenses from additional cost reduction actions during the second half of 2013.
The favorable impact of currency was mostly due to the Japanese yen. We have a sizable manufacturing presence in Japan, and while some of this production is sold in Japan, we are a net exporter, and, therefore, a weaker yen provides a cost benefit.
The second-quarter short-term incentive compensation expense related to 2013 was about $125 million, and we expect the full year will be about $500 million. Short-term incentive compensation in the second quarter of 2012 was about $265 million, and full-year 2012 was about $825 million.

Other Profit/Loss Items

•
Other income/expense was expense of $84 million compared with income of $70 million in the second quarter of 2012. The change was primarily due to the unfavorable impact of currency translation and hedging gains and losses. Translation and hedging losses in the second quarter of 2013 totaled $134 million, with most of the impact from translation losses. In the second quarter of 2012, we had translation and hedging losses of $2 million. Most of the impact in the second quarter of 2013 was a result of our net asset/liability positions and exchange rate movements in the Japanese yen, Brazilian real, Australian dollar and euro.

•
The provision for income taxes in the second quarter of 2013 reflects an estimated annual effective tax rate of 29 percent compared with 30.5 percent for 2012, excluding the items discussed below. The decrease is primarily due to the U.S. research and development tax credit that was expired in 2012, along with expected changes in our geographic mix of profits from a tax perspective.

The tax provision for the second quarter of 2013 also includes a benefit of $6 million for a decrease in the 2013 estimated annual effective tax rate from 29.5 to 29 percent. The tax provision for the second quarter of 2012 included a negative impact of $87 million related to nondeductible goodwill and an increase in the estimated annual effective tax rate.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Second Quarter 2013
Construction Industries[1]	$4,850	(9)%	$1,989	1%	$701	(4)%	$1,044	(22)%	$1,116	(15)%
Resource Industries[2]	3,571	(34)%	1,198	(25)%	630	(28)%	879	(23)%	864	(52)%
Power Systems[3]	5,263	(5)%	2,215	(7)%	568	(8)%	1,352	(8)%	1,128	8%
All Other Segment[4]	211	(54)%	136	(37)%	6	(65)%	36	(73)%	33	(61)%
Corporate Items and Eliminations	(9)	—	(12)		1		1		1
Machinery & Power Systems Sales	13,886	(17)%	5,526	(10)%	1,906	(15)%	3,312	(19)%	3,142	(26)%

Financial Products Segment	806	5%	418	3%	109	10%	120	8%	159	7%
Corporate Items and Eliminations	(71)		(41)		(10)		(8)		(12)
Financial Products Revenues	735	7%	377	5%	99	9%	112	9%	147	7%

Consolidated Sales and Revenues	$14,621	(16)%	$5,903	(9)%	$2,005	(14)%	$3,424	(18)%	$3,289	(25)%

Second Quarter 2012
Construction Industries[1]	$5,340		$1,966		$731		$1,332		$1,311
Resource Industries[2]	5,390		1,589		876		1,142		1,783
Power Systems[3]	5,511		2,373		618		1,474		1,046
All Other Segment[4]	454		217		17		135		85
Corporate Items and Eliminations	(11)		(13)		—		1		1
Machinery & Power Systems Sales	16,684		6,132		2,242		4,084		4,226

Financial Products Segment	764		406		99		111		148
Corporate Items and Eliminations	(74)		(48)		(8)		(8)		(10)
Financial Products Revenues	690		358		91		103		138

Consolidated Sales and Revenues	$17,374		$6,490		$2,333		$4,187		$4,364

[1]	Does not include inter-segment sales of $113 million and $123 million in second-quarter 2013 and 2012, respectively.

[2]	Does not include inter-segment sales of $233 million and $328 million in second-quarter 2013 and 2012, respectively.

[3]	Does not include inter-segment sales of $461 million and $680 million in second-quarter 2013 and 2012, respectively.

[4]	Does not include inter-segment sales of $809 million and $927 million in second-quarter 2013 and 2012, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Second Quarter 2012	Sales Volume	Price Realization	Currency	Acquisitions/Divestitures	Other	Second Quarter 2013	$ Change	% Change

Construction Industries	$5,340	$(357)	$(46)	$(87)	$—	$—	$4,850	$(490)	(9)%
Resource Industries	5,390	(1,813)	(17)	(15)	26	—	3,571	(1,819)	(34)%
Power Systems	5,511	(300)	68	(16)	—	—	5,263	(248)	(5)%
All Other Segment	454	(77)	1	(1)	(166)	—	211	(243)	(54)%
Corporate Items and Eliminations	(11)	2	1	(1)	—	—	(9)	2
Machinery & Power Systems Sales	16,684	(2,545)	7	(120)	(140)	—	13,886	(2,798)	(17)%

Financial Products Segment	764	—	—	—	—	42	806	42	5%
Corporate Items and Eliminations	(74)	—	—	—	—	3	(71)	3
Financial Products Revenues	690	—	—	—	—	45	735	45	7%

Consolidated Sales and Revenues	$17,374	$(2,545)	$7	$(120)	$(140)	$45	$14,621	$(2,753)	(16)%

Operating Profit by Segment
(Millions of dollars)	Second Quarter 2013	Second Quarter 2012	$ Change	% Change
Construction Industries	$362	$688	$(326)	(47)%
Resource Industries	550	1,426	(876)	(61)%
Power Systems	955	982	(27)	(3)%
All Other Segment	185	188	(3)	(2)%
Corporate Items and Eliminations	(665)	(778)	113
Machinery & Power Systems	1,387	2,506	(1,119)	(45)%

Financial Products Segment	233	188	45	24%
Corporate Items and Eliminations	8	(4)	12
Financial Products	241	184	57	31%
Consolidating Adjustments	(71)	(74)	3
Consolidated Operating Profit	$1,557	$2,616	$(1,059)	(40)%

Construction Industries
Construction Industries' sales were $4.850 billion in the second quarter of 2013, a decrease of $490 million, or 9 percent, from the second quarter of 2012. The sales decrease was mainly due to lower volume resulting primarily from changes in dealer machine inventory. Dealer-reported machine inventory was about flat during the second quarter of 2012 compared with a decrease during the second quarter of 2013. Dealers are utilizing inventory from our product distribution centers at a higher rate allowing them to maintain inventory levels below historical averages. We expect dealers to reduce their machine inventory further in the second half of 2013 as they continue to utilize inventory from our product distribution centers. Dealer deliveries to end users were about flat compared with the second quarter of 2012. The impact of currency and price realization were also negative to sales. Sales of new equipment declined, and sales of aftermarket parts were about flat.
Sales declined in all geographic regions except North America. In North America, increased dealer deliveries to end users resulting from some increases in construction-related spending in the United States were about offset by changes in dealer inventory. Construction in the United States, while showing signs of improvement, is still far below the high levels in 2006 and 2007. The decline in EAME was primarily due to changes in dealer inventory, and construction activity in Europe remains low. In Asia/Pacific, sales increases in China were more than offset by sales declines in other countries due to slower economic growth. In China, our second-quarter sales improved versus the second quarter of 2012, while the overall industry declined. Our market position for excavators sold in China has also improved. Although the worldwide construction industry is showing some signs of improvement, it remains relatively depressed from a historical standpoint, which is negative for the construction equipment industry.

Construction Industries' profit was $362 million in the second quarter of 2013 compared with $688 million in the second quarter of 2012. The decrease in profit was primarily due to lower sales volume, which included an unfavorable mix of products, increased manufacturing costs and unfavorable price realization. Higher manufacturing costs were driven by unfavorable changes in cost absorption resulting from a decrease in inventory during the second quarter of 2013 and an increase in inventory during the second quarter of 2012. Price realization was unfavorable due to discounting with the most significant impact from a large government order in Brazil.
Resource Industries
Resource Industries' sales were $3.571 billion in the second quarter of 2013, a decrease of $1.819 billion, or 34 percent, from the second quarter of 2012, mainly due to decreases in sales volume. The decline in sales volume was primarily due to changes in dealer machine inventory. Dealers significantly reduced machine inventory during the second quarter of 2013 to better align their inventory levels with expected demand. This compares with an increase in dealer machine inventory during the second quarter of 2012. The decline in sales volume was also impacted by a decrease in dealer deliveries to end users as mining companies reduced their capital expenditures. Although industry data indicates that mine production in 2013 is higher than it was in 2012, capital expenditures by mining companies, which include equipment purchases, have been reduced across the industry. As a result, new orders for mining equipment continued to be weak and were below the second quarter of 2012, and continued substantial reductions in dealer machine inventory are expected during the second half of 2013. Sales decreased in every region of the world. The most significant decline was in Asia/Pacific, where about half of the worldwide dealer inventory impacts occurred. Increased discounting in Asia/Pacific more than offset favorable price realization in other regions of the world.
While sales for both new equipment and aftermarket parts declined, most of the decrease was for new mining equipment. In the context of the total sales decrease for Resource Industries, the decline in aftermarket parts was not a significant factor. Although collectively, sales of equipment for the forestry, paving and quarry and aggregate industries declined, most of the decline in Resource Industries' sales in the second quarter was mining equipment. While dealer deliveries to end users have declined, sales of our equipment are doing better than the equipment industry overall.
Resource Industries' profit was $550 million in the second quarter of 2013 compared with $1.426 billion in the second quarter of 2012. The decrease was primarily the result of lower sales volume, which included an unfavorable mix of products, increased manufacturing costs and an unfavorable impact from acquisitions and divestitures, partially offset by lower SG&A and R&D expenses.
The increase in manufacturing costs was driven by unfavorable changes in cost absorption resulting from a decrease in inventory during the second quarter of 2013 and an increase in inventory during the second quarter of 2012, as well as inefficiencies driven by lower production in the second quarter of 2013. These impacts were partially offset by favorable material costs.
Acquisitions and divestitures negatively impacted profit by $33 million. The second quarter of 2012 included substantial pre-tax gains on the sale of portions of the Bucyrus distribution business, while the impact on the second quarter of 2013 was negative. This was partially offset by the $135 million favorable impact from the settlement relating to our Siwei acquisition.
Decreases in SG&A and R&D expenses were driven by cost-reduction measures implemented in response to lower volumes as well as lower incentive compensation expense.
Due to the substantial decline in Resource Industries' sales and the uncertainty around when cyclical recovery will resume, we have taken substantial action to adjust production levels and to reduce costs. We expect to take additional action in the second half of the year with the intention of further reducing costs and driving operational improvement.
Power Systems
Power Systems' sales were $5.263 billion in the second quarter of 2013, a decrease of $248 million, or 5 percent, from the second quarter of 2012. The decrease was primarily the result of lower volume, partially offset by higher price realization. The lower sales were mainly due to decreases in electric power and petroleum applications. Sales declines in electric power applications were driven by dealers reducing their inventory levels in the second quarter of 2013, compared with dealers increasing inventory levels in the second quarter of 2012. Decreases in petroleum application sales were driven by declines in dealer deliveries to end users for drilling and well servicing. Sales of marine and industrial engines have improved.
Sales decreased in all regions except Asia/Pacific. In North America, the sales decrease was primarily due to declines in dealer deliveries to end users for petroleum well servicing. In EAME, the sales decrease was primarily due to reductions in dealer inventory for electric power applications. The improvement in Asia/Pacific was primarily due to increased drilling activities in the region and higher turbine sales in Australia, partially offset by lower demand for electric power applications.
Power Systems' profit was $955 million in the second quarter of 2013 compared with $982 million in the second quarter of 2012. The decrease was primarily due to lower sales volume, partially offset by lower costs, including incentive compensation expense, and favorable price realization.

Financial Products Segment
Financial Products' revenues were $806 million, an increase of $42 million, or 5 percent, from the second quarter of 2012. The increase was primarily due to the favorable impact from higher average earning assets across all geographic regions and an increase in Cat Insurance revenues, primarily in North America. These increases were partially offset by the unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases, primarily in North America.
Financial Products' profit was $233 million in the second quarter of 2013, compared with $188 million in the second quarter of 2012. The increase was primarily due to a $31 million favorable impact from higher average earning assets and a $31 million favorable impact from lower claims experience at Cat Insurance, which includes favorable reserve adjustments. These increases were partially offset by a $22 million unfavorable impact from currency gains and losses.
At the end of the second quarter of 2013, past dues at Cat Financial were 2.64 percent compared with 2.52 percent at the end of the first quarter of 2013, 2.26 percent at the end of 2012 and 3.35 percent at the end of the second quarter of 2012. Although past dues have improved when compared with the second quarter of 2012, the increase from the end of 2012 and from the first quarter of 2013 reflects higher past dues in Cat Financial's Latin American, Asia/Pacific and European portfolios. Write-offs, net of recoveries, were $27 million for the second quarter of 2013, up from $16 million for the second quarter of 2012.
As of June 30, 2013, Cat Financial's allowance for credit losses totaled $422 million or 1.46 percent of net finance receivables, compared with $426 million or 1.49 percent of net finance receivables at year-end 2012. The allowance for credit losses as of June 30, 2012, was $393 million or 1.47 percent of net finance receivables.
All Other Segment
All Other Segment includes groups that provide services such as component manufacturing, remanufacturing and logistics.
The decrease in sales was primarily due to the absence of our third party logistics business, which was sold in the third quarter of 2012. Lower profit was also the result of the absence of our third party logistics business, partially offset by lower expenses.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $657 million in the second quarter of 2013, a decrease of $125 million from the second quarter of 2012. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for M&PS, as segment profit is reported using annual fixed exchange rates; and inter-segment eliminations.
The decrease in expense from the second quarter of 2012 was primarily due to favorable impacts from timing and currency. Segment profit for 2013 is based on fixed exchange rates set at the beginning of 2013, while segment profit for 2012 is based on fixed exchange rates set at the beginning of 2012. The difference in actual exchange rates compared with fixed exchange rates is included in corporate items and eliminations and is not reflected in segment profit.

SIX MONTHS ENDED JUNE 30, 2013 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2012

CONSOLIDATED SALES AND REVENUES
The chart above graphically illustrates reasons for the change in Consolidated Sales and Revenues between the six months ended June 30, 2012 (at left) and the six months ended June 30, 2013 (at right). Items favorably impacting sales and revenues appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting sales and revenues appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees.

Total sales and revenues were $27.831 billion for the six months ended June 30, 2013, a decrease of $5.524 billion, or 17 percent, from the six months ended June 30, 2012. When reviewing the change in sales and revenues, we focus on the following perspectives:

•
Reason for the change: Sales volume decreased $5.216 billion with the most significant decline in Resource Industries. More than half of the total volume decrease was related to changes in dealer machine inventory, and the remainder was primarily due to lower machine dealer deliveries to end users. During the six months ended June 30, 2012, dealers increased machine inventory about $1.2 billion in anticipation of higher demand. In the six months ended June 30, 2013, dealers reduced their machine inventory by about $1.7 billion. Most of the decline was related to Resource Industries' products, as dealers adjusted inventory levels in response to lower end-user demand. We believe that slower economic growth and continued uncertainty regarding economic recoveries have influenced dealer inventory levels and end-user demand levels.

In addition, the net impact of acquisitions and divestitures was unfavorable $311 million mainly due to the absence of our third party logistics business, and the impact of currency was unfavorable $211 million. These decreases were partially offset by favorable price realization of $136 million and increased Financial Products' revenues of $78 million.
While sales for both new equipment and aftermarket parts declined, the more significant decrease was for new equipment. In the context of the total sales decrease, the decline in aftermarket parts was not a significant factor.

•
Sales by geographic region: Sales declined in all geographic regions, with the most significant reductions in Asia/Pacific and North America. While sales in Asia/Pacific declined overall, sales in China excluding acquisitions increased 12 percent from the first half of 2012. The decline in Asia/Pacific was primarily related to lower mining sales in our Resource Industries segment, with the most significant decrease occurring in Australia. Sales were lower for all segments in North America, with about half of the decline due to lower mining sales.

•
Sales by segment: Sales decreased in all segments. The most significant decrease was in Resource Industries, with sales down 29 percent primarily from dealer inventory changes and weaker demand in mining. Construction Industries' sales decreased 13 percent, and Power Systems' sales were 8 percent lower. Financial Products' segment revenues were up 5 percent.

CONSOLIDATED OPERATING PROFIT
The chart above graphically illustrates reasons for the change in Consolidated Operating Profit between the six months ended June 30, 2012 (at left) and the six months ended June 30, 2013 (at right). Items favorably impacting operating profit appear as upward stair steps with the corresponding dollar amounts above each bar, while items negatively impacting operating profit appear as downward stair steps with dollar amounts reflected in parentheses above each bar. Caterpillar management utilizes these charts internally to visually communicate with the company's Board of Directors and employees. The bar entitled Other includes consolidating adjustments and Machinery and Power Systems other operating (income) expenses.

Operating profit for the six months ended June 30, 2013 was $2.775 billion compared with $4.939 billion for the six months ended June 30, 2012. The decrease was primarily the result of lower sales volume, which included an unfavorable mix of products. Manufacturing costs and the impact of acquisitions and divestitures were also unfavorable to operating profit.
Manufacturing costs increased $415 million. The increase was primarily due to unfavorable changes in cost absorption resulting from a decrease in inventory during the six months ended June 30, 2013 and an increase in inventory during the six months ended June 30, 2012. This unfavorable impact was partially offset by lower material costs.
We reduced inventory in both the fourth quarter of 2012 and the first half of 2013. The groundwork for these reductions began in mid-2012 as economic indicators began to soften and actions were needed to bring inventory levels in line with expected demand. Based on softening economic conditions worldwide and the amount of finished goods we had available in our product distribution centers, dealers also took action to lower their inventories. As a result, new orders from dealers declined sharply in the third quarter of 2012, and we began lowering production schedules and incoming material purchases from suppliers around the world. While production schedules began to decline in the third quarter, the most significant impacts on production and inventory, including rolling plant shutdowns at a number of facilities, occurred in the fourth quarter of 2012 and continued into the first half of 2013. Inventory for all segments declined during the fourth quarter of 2012, and the decline during the six months ended June 30, 2013 was primarily in Construction Industries.

Acquisitions and divestitures negatively impacted operating profit by $193 million. The six months ended June 30, 2012 included substantial pre-tax gains on the sale of portions of the Bucyrus distribution business, while the impact on the six months ended June 30, 2013 was negative. The absence of profit from our third party logistics business, which was sold in the third quarter of 2012, was unfavorable to operating profit. The $135 million favorable impact from the settlement with the previous owners of our Siwei acquisition was partially offset by other operating losses at Siwei.
Currency favorably impacted operating profit by $179 million, mostly due to the Japanese yen. We have a sizeable manufacturing presence in Japan, and while some of this production is sold in Japan, we are a net exporter, and, therefore, a weaker yen provides a cost benefit.
In addition, Financial Products' operating profit increased $145 million, and the impact of price realization was favorable $136 million primarily from our Power Systems segment. The decline in SG&A and R&D expenses was positive to operating profit $110 million, mostly due to decreased incentive compensation expense, partially offset by higher wage and benefit inflation.

Short term incentive compensation expense related to the six months ended June 30, 2013 was about $250 million compared with about $500 million in the six months ended June 30, 2012.

Other Profit/Loss Items

•
Other income/expense was expense of $55 million compared with income of $158 million in the six months ended June 30, 2012. The change was primarily due to the unfavorable impact of currency translation and hedging gains and losses. Translation and hedging losses in the six months ended June 30, 2013 totaled $158 million, with over half of the impact from translation losses. In the six months ended June 30, 2012, we had translation and hedging gains of $28 million. Most of the impact in the six months ended June 30, 2013 was a result of our net asset/liability positions and exchange rate movements primarily for the Japanese yen.

•
The provision for income taxes for the first six months of 2013 reflects an estimated annual effective tax rate of 29 percent compared with 30.5 percent for 2012, excluding the items discussed below. The decrease is primarily due to the U.S. research and development tax credit that was expired in 2012 along with expected changes in our geographic mix of profits from a tax perspective.

The 2013 tax provision also includes a benefit of $87 million primarily related to the research and development tax credit that was retroactively extended for 2012. This compares to a $75 million negative impact related to nondeductible goodwill in the first half of 2012.

Segment Information

Sales and Revenues by Geographic Region

(Millions of dollars)	Total	% Change	North America	% Change	Latin America	% Change	EAME	% Change	Asia/ Pacific	% Change
Six months ended June 30, 2013
Construction Industries[1]	$9,047	(13)%	$3,514	(6)%	$1,296	(9)%	$1,997	(22)%	$2,240	(16)%
Resource Industries[2]	7,247	(29)%	2,231	(29)%	1,389	(11)%	1,802	(17)%	1,825	(44)%
Power Systems[3]	9,668	(8)%	4,030	(11)%	993	(10)%	2,588	(9)%	2,057	4%
All Other Segment[4]	428	(54)%	293	(34)%	14	(63)%	68	(76)%	53	(69)%
Corporate Items and Eliminations	(20)		(25)		1		2		2
Machinery & Power Systems Sales	26,370	(18)%	10,043	(15)%	3,693	(11)%	6,457	(18)%	6,177	(24)%

Financial Products Segment	1,601	5%	821	2%	219	11%	245	8%	316	7%
Corporate Items and Eliminations	(140)		(78)		(16)		(14)		(32)
Financial Products Revenues	1,461	6%	743	4%	203	12%	231	9%	284	3%

Consolidated Sales and Revenues	$27,831	(17)%	$10,786	(14)%	$3,896	(10)%	$6,688	(17)%	$6,461	(23)%

Six months ended June 30, 2012
Construction Industries[1]	$10,402		$3,746		$1,421		$2,565		$2,670
Resource Industries[2]	10,168		3,149		1,566		2,172		3,281
Power Systems[3]	10,498		4,551		1,109		2,851		1,987
All Other Segment[4]	928		442		38		279		169
Corporate Items and Eliminations	(24)		(24)		—		—		—
Machinery & Power Systems Sales	31,972		11,864		4,134		7,867		8,107

Financial Products Segment	1,525		807		197		227		294
Corporate Items and Eliminations	(142)		(94)		(15)		(15)		(18)
Financial Products Revenues	1,383		713		182		212		276

Consolidated Sales and Revenues	$33,355		$12,577		$4,316		$8,079		$8,383

[1]	Does not include inter-segment sales of $224 million and $253 million for the six months ended June 30, 2013 and 2012, respectively.

[2]	Does not include inter-segment sales of $453 million and $656 million for the six months ended June 30, 2013 and 2012, respectively.

[3]	Does not include inter-segment sales of $857 million and $1,355 million for the six months ended June 30, 2013 and 2012, respectively.

[4]	Does not include inter-segment sales of $1,578 million and $1,834 million for the six months ended June 30, 2013 and 2012, respectively.

Sales and Revenues by Segment
(Millions of dollars)	Six months ended June 30, 2012	Sales Volume	Price Realization	Currency	Acquisitions/Divestitures	Other	Six months ended June 30, 2013	$ Change	% Change

Construction Industries	$10,402	$(1,193)	$(4)	$(158)	$—	$—	$9,047	$(1,355)	(13)%
Resource Industries	10,168	(2,943)	35	(31)	18	—	7,247	(2,921)	(29)%
Power Systems	10,498	(916)	106	(20)	—	—	9,668	(830)	(8)%
All Other Segment	928	(170)	—	(1)	(329)	—	428	(500)	(54)%
Corporate Items and Eliminations	(24)	6	(1)	(1)	—	—	(20)	4
Machinery & Power Systems Sales	31,972	(5,216)	136	(211)	(311)	—	26,370	(5,602)	(18)%

Financial Products Segment	1,525	—	—	—	—	76	1,601	76	5%
Corporate Items and Eliminations	(142)	—	—	—	—	2	(140)	2
Financial Products Revenues	1,383	—	—	—	—	78	1,461	78	6%

Consolidated Sales and Revenues	$33,355	$(5,216)	$136	$(211)	$(311)	$78	$27,831	$(5,524)	(17)%

Operating Profit by Segment
(Millions of dollars)	Six months ended June 30, 2013	Six months ended June 30, 2012	$ Change	% Change
Construction Industries	$601	$1,304	$(703)	(54)%
Resource Industries	1,027	2,594	(1,567)	(60)%
Power Systems	1,553	1,794	(241)	(13)%
All Other Segment	377	406	(29)	(7)%
Corporate Items and Eliminations	(1,168)	(1,395)	227
Machinery & Power Systems	2,390	4,703	(2,313)	(49)%

Financial Products Segment	506	393	113	29%
Corporate Items and Eliminations	17	(15)	32
Financial Products	523	378	145	38%
Consolidating Adjustments	(138)	(142)	4
Consolidated Operating Profit	$2,775	$4,939	$(2,164)	(44)%

Construction Industries
Construction Industries' sales were $9.047 billion in the six months ended June 30, 2013, a decrease of $1.355 billion, or 13 percent, from the six months ended June 30, 2012. The sales decrease was mainly due to lower volume resulting primarily from changes in dealer machine inventory and decreases in dealer deliveries to end users. Dealer-reported machine inventory decreased in the six months ended June 30, 2013 and increased in the six months ended June 30, 2012. Dealers are utilizing inventory from our product distribution centers at a higher rate allowing them to maintain inventory levels below historical averages. Sales of new equipment declined, and sales of aftermarket parts were about flat.
Sales declined in all geographic regions, primarily due to lower sales in EAME and Asia/Pacific. The lower sales in EAME were primarily due to changes in dealer inventory, and construction activity in Europe remains low. In Asia/Pacific, changes in dealer inventory and decreases in dealer deliveries to end users had about the same impact on sales. In China, our sales increased while the overall industry declined. Increases in China were more than offset by sales declines in other countries due to slower economic growth. Although the worldwide construction industry is showing some signs of improvement, it remains relatively depressed from a historical standpoint, which is negative for the construction equipment industry.
Construction Industries' profit was $601 million in the six months ended June 30, 2013 compared with $1.304 billion in the six months ended June 30, 2012. The decrease in profit was primarily due to lower sales volume, including an unfavorable mix of products, and increased manufacturing costs. Higher manufacturing costs were driven primarily by unfavorable changes in cost absorption resulting from a decrease in inventory during the six months ended June 30, 2013 and an increase in inventory during the six months ended June 30, 2012, partially offset by lower material costs.

Resource Industries
Resource Industries' sales were $7.247 billion in the six months ended June 30, 2013, a decrease of $2.921 billion, or 29 percent, from the six months ended June 30, 2012, mainly due to decreases in sales volume. The decline in sales volume was primarily due to changes in dealer machine inventory. Dealers significantly reduced machine inventory during the six months ended June 30, 2013 to better align their inventory levels with expected demand. This compares with an increase in dealer machine inventory during the six months ended June 30, 2012. The decline in sales volume was also impacted by a decrease in dealer deliveries to end users as mining companies reduced their capital expenditures. Although industry data indicates that mine production in 2013 is higher than it was in 2012, capital expenditures by mining companies which include equipment purchases have been reduced across the mining industry. As a result, new orders for mining equipment continued to be weak and were below the first half of 2012, and continued substantial reductions in dealer machine inventory are expected during the second half of 2013. Sales decreased in every region of the world. The most significant decline was in Asia/Pacific, where nearly half of the worldwide dealer inventory impacts occurred.
While sales for both new equipment and aftermarket parts declined, most of the decrease was for new mining equipment. In the context of the total sales decrease for Resource Industries, the decline in aftermarket parts was not a significant factor. Although collectively, sales of equipment for the forestry, paving and quarry and aggregate industries declined, most of the decline in Resource Industries' sales in the six months ended June 30, 2013 was mining equipment. While dealer deliveries to end users have declined, sales of our equipment are doing better than the equipment industry overall.
Resource Industries' profit was $1.027 billion in the six months ended June 30, 2013 compared with $2.594 billion in the six months ended June 30, 2012. The decrease was primarily the result of lower sales volume, increased manufacturing costs and the unfavorable impact of acquisitions and divestitures, partially offset by lower SG&A and R&D expenses.
The increase in manufacturing costs was primarily driven by unfavorable changes in cost absorption resulting from a decrease in inventory during the six months ended June 30, 2013 and an increase in inventory during the six months ended June 30, 2012.
Acquisitions and divestitures negatively impacted profit by $132 million. The six months ended June 30, 2012 included substantial pre-tax gains on the sale of portions of the Bucyrus distribution business, while the impact on the six months ended June 30, 2013 was negative. The $135 million favorable impact from the settlement with the previous owners of our Siwei acquisition was partially offset by other operating losses at Siwei.
Decreases in SG&A and R&D expenses were driven by cost-reduction measures implemented in response to lower volumes as well as lower incentive compensation expense.
Due to the substantial decline in Resource Industries' sales and the uncertainty around when cyclical recovery will resume, we have taken substantial action to adjust production levels and to reduce costs. We expect to take additional action in the second half of the year with the intention of further reducing costs and driving operational improvement.
Power Systems
Power Systems' sales were $9.668 billion for the six months ended June 30, 2013, a decrease of $830 million, or 8 percent, compared with the six months ended June 30, 2012. The decrease was primarily the result of lower volume, partially offset by higher price realization. The lower sales were mainly due to decreases in electric power and petroleum applications. Sales declines in electric power applications were primarily driven by dealers reducing their inventory levels for the six months ended June 30, 2013, compared with dealers increasing inventory levels for the six months ended June 30, 2012. Decreases in petroleum application sales were driven by declines in dealer deliveries to end users for drilling and well servicing.
Sales decreased in all regions except Asia/Pacific where sales were about flat. In North America, the sales decrease was primarily due to declines in dealer deliveries to end users with the largest decline in petroleum drilling and well servicing applications. In EAME, the sales decrease was primarily due to changes in dealer inventory for electric power applications.
Power Systems' profit was $1.553 billion for the six months ended June 30, 2013 compared with $1.794 billion for the six months ended June 30, 2012. The decrease was primarily due to lower sales volume, which included a favorable mix of products, partially offset by favorable price realization and lower incentive compensation expense.
Financial Products Segment
Financial Products' revenues were $1.601 billion for the six months ended June 30, 2013, an increase of $76 million, or 5 percent, from the six months ended June 30, 2012. The increase was primarily due to the favorable impact from higher average earning assets across all geographic regions and an increase in Cat Insurance revenues, primarily in North America. These increases were partially offset by the unfavorable impact from lower average financing rates on new and existing finance receivables and operating leases across all geographic regions.

Financial Products' profit of $506 million in the first half of 2013 was up $113 million from the first half of 2012. The increase was primarily due to an $80 million favorable impact from lower claims experience at Cat Insurance, which includes favorable reserve adjustments, and a $65 million favorable impact from higher average earning assets. These increases were partially offset by a $23 million unfavorable impact from currency gains and losses.
All Other Segment
All Other Segment includes groups that provide services such as component manufacturing, remanufacturing and logistics.
The decrease in sales was primarily due to the absence of our third party logistics business, which was sold in the third quarter of 2012. Lower profit was also primarily the result of the absence of our third party logistics business, partially offset by lower expenses.
Corporate Items and Eliminations
Expense for corporate items and eliminations was $1.151 billion in the six months ended June 30, 2013, a decrease of $259 million from the six months ended June 30, 2012. Corporate items and eliminations include: corporate-level expenses; timing differences, as some expenses are reported in segment profit on a cash basis; retirement benefit costs other than service cost; currency differences for M&PS, as segment profit is reported using annual fixed exchange rates; and inter-segment eliminations.
The decrease in expense from the six months ended June 30, 2012 was primarily due to timing differences.

GLOSSARY OF TERMS

1.
All Other Segment - Primarily includes activities such as: the remanufacturing of Cat engines and components and remanufacturing services for other companies as well as the product management, development, manufacturing, marketing and product support of undercarriage, specialty products, hardened bar stock components and ground engaging tools primarily for Caterpillar products; logistics services; the product management, development, marketing, sales and product support of on-highway vocational trucks for North America; distribution services responsible for dealer development and administration, dealer portfolio management and ensuring the most efficient and effective distribution of machines, engines and parts. On July 31, 2012, we sold a majority interest in Caterpillar's third party logistics business.

2.	Consolidating Adjustments - Eliminations of transactions between Machinery and Power Systems and Financial Products.

3.
Construction Industries - A segment primarily responsible for supporting customers using machinery in infrastructure and building construction applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing, and sales and product support. The product portfolio includes backhoe loaders, small wheel loaders, small track-type tractors, skid steer loaders, multi-terrain loaders, mini excavators, compact wheel loaders, select work tools, small, medium and large track excavators, wheel excavators, medium wheel loaders, medium track-type tractors, track-type loaders, motor graders and pipe layers. In addition, Construction Industries has responsibility for Power Systems and three wholly-owned dealers in Japan and an integrated manufacturing cost center.

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

5.
Debt-to-Capital Ratio - A key measure of Machinery and Power Systems' financial strength used by both management and our credit rating agencies. The metric is defined as Machinery and Power Systems' short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of Machinery and Power Systems' debt and stockholders' equity. Debt also includes Machinery and Power Systems' borrowings from Financial Products.

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

9.	Latin America - Geographic region including Central and South American countries and Mexico.

10.	Machinery and Power Systems (M&PS) - Represents the aggregate total of Construction Industries, Resource Industries, Power Systems and All Other Segment and related corporate items and eliminations.

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

13.
Power Systems - A segment primarily responsible for supporting customers using reciprocating engines, turbines and related parts across industries serving electric power, industrial, petroleum and marine applications as well as rail-related businesses. Responsibilities include business strategy, product design, product management, development, manufacturing, marketing, sales and product support of reciprocating engine powered generator sets, integrated systems used in the electric power generation industry, reciprocating engines and integrated systems and solutions for the marine and petroleum industries; reciprocating engines supplied to the industrial industry as well as Caterpillar machinery; the business strategy, product design, product management, development, manufacturing, marketing, sales and product support of turbines and turbine-related services; the development, manufacturing, remanufacturing, maintenance, leasing, and service of diesel-electric locomotives and components and other rail-related products and services.

14.
Price Realization - The impact of net price changes excluding currency and new product introductions. Consolidated price realization includes the impact of changes in the relative weighting of sales between geographic regions.

15.
Resource Industries - A segment primarily responsible for supporting customers using machinery in mining and quarrying applications. Responsibilities include business strategy, product design, product management and development, manufacturing, marketing and sales and product support. The product portfolio includes large track-type tractors, large mining trucks, underground mining equipment, electric rope shovels, draglines, hydraulic shovels, drills, highwall miners, tunnel boring equipment, large wheel loaders, off-highway trucks, articulated trucks, wheel tractor scrapers, wheel dozers, select work tools, forestry products, paving products, industrial and waste products, machinery components and electronics and control systems. Resource Industries also manages areas that provide services to other parts of the company, including integrated manufacturing and research and development. In addition, segment profit includes the impact from divestiture of portions of the Bucyrus distribution business and the acquisition of Siwei.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of funds

We generate significant capital resources from operating activities, which are the primary source of funding for our Machinery and Power Systems' operations. Funding for these businesses is also provided by commercial paper and long-term debt issuances. Financial Products' operations are funded primarily from commercial paper, term debt issuances and collections from the existing portfolio. Throughout the first half of 2013, we experienced favorable liquidity conditions globally in both our Machinery and Power Systems and Financial Products' operations. On a consolidated basis, we ended the second quarter of 2013 with $6.11 billion of cash, an increase of $620 million from year-end 2012. Our cash balances are held in numerous locations throughout the world with approximately $3 billion held by our non-U.S. subsidiaries. Amounts held outside the United States are available for general corporate use and could be used in the United States without incurring significant additional U.S. taxes.

Consolidated operating cash flow for the first half of 2013 was $4.59 billion, up from $1.98 billion for the same period a year ago. The increase was primarily due to changes in inventory. During the first half of 2013, inventory decreased in order to align with current demand levels, whereas during the same period of 2012, inventory increased in anticipation of higher sales. Favorable inventory changes were partially offset by lower profit and changes in customer advances. See further discussion of operating cash flow under Machinery and Power Systems and Financial Products.

Total debt as of June 30, 2013 was $39.55 billion, a decrease of $592 million from year-end 2012. Debt related to Financial Products increased $370 million, primarily at Cat Financial, reflecting increasing portfolio balances. Debt related to Machinery and Power Systems decreased $962 million from year-end 2012, primarily due to payments on matured long-term debt.

We have three global credit facilities with a syndicate of banks totaling $10.00 billion (Credit Facility) available in the aggregate to both Caterpillar and Cat Financial for general liquidity purposes.  Based on management's allocation decision, which can be revised from time to time, the portion of the Credit Facility available to Machinery and Power Systems as of June 30, 2013 was $2.75 billion.

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

At June 30, 2013, Caterpillar's consolidated net worth was $24.32 billion, which was above the $9.00 billion required under the Credit Facility.  The consolidated net worth is defined in the Credit Facility as the consolidated stockholders' equity including preferred stock but excluding the pension and other postretirement benefits balance within Accumulated other comprehensive income (loss).

At June 30, 2013, Cat Financial's covenant interest coverage ratio was 1.77 to 1.  This is above the 1.15 to 1 minimum ratio calculated as (1) profit excluding income taxes, interest expense and net gain/(loss) from interest rate derivatives to (2) interest expense calculated at the end of each calendar quarter for the rolling four quarter period then most recently ended, required by the Credit Facility.

In addition, at June 30, 2013, Cat Financial's covenant leverage ratio was 8.47 to 1. This is below the maximum ratio of debt to net worth of 10 to 1, calculated (1) on a monthly basis as the average of the leverage ratios determined on the last day of each of the six preceding calendar months and (2) at each December 31, required by the Credit Facility.

In the event Caterpillar or Cat Financial does not meet one or more of their respective financial covenants under the Credit Facility in the future (and are unable to obtain a consent or waiver), the bank group may terminate the commitments allocated to the party that does not meet its covenants.  Additionally, in such event, certain of Cat Financial's other lenders under other loan agreements where similar financial covenants or cross default provisions are applicable, may, at their election, choose to pursue remedies under those loan agreements, including accelerating the repayment of outstanding borrowings.  At June 30, 2013, there were no borrowings under the Credit Facility.

Our total credit commitments as of June 30, 2013 were:

	June 30, 2013
(Millions of dollars)	Consolidated	Machinery and Power Systems	Financial Products
Credit lines available:
Global credit facilities	$10,000	$2,750	$7,250
Other external	5,207	602	4,605
Total credit lines available	15,207	3,352	11,855
Less: Commercial paper outstanding	(3,948)	—	(3,948)
Less: Utilized credit	(2,463)	(392)	(2,071)
Available credit	$8,796	$2,960	$5,836

Other consolidated credit lines with banks as of June 30, 2013 totaled $5.21 billion. These committed and uncommitted credit lines, which may be eligible for renewal at various future dates or have no specified expiration date, are used primarily by our subsidiaries for local funding requirements. Caterpillar or Cat Financial may guarantee subsidiary borrowings under these lines.

In the event that Caterpillar or Cat Financial, or any of their debt securities, experiences a credit rating downgrade, it would likely result in an increase in our borrowing costs and make access to certain credit markets more difficult. In the event economic conditions deteriorate such that access to debt markets becomes unavailable, our Machinery and Power Systems' operations would rely on cash flow from operations, use of existing cash balances, borrowings from Cat Financial and access to our Credit Facility. Our Financial Products' operations would rely on cash flow from its existing portfolio, utilization of existing cash balances, access to our Credit Facility and other credit line facilities of Cat Financial and potential borrowings from Caterpillar. In addition, we maintain a support agreement with Cat Financial, which requires Caterpillar to remain the sole owner of Cat Financial and which may, under certain circumstances, require Caterpillar to make payments to Cat Financial should Cat Financial fail to maintain certain financial ratios.

Machinery and Power Systems
Net cash provided by operating activities was $4.14 billion in the first half of 2013, compared with $1.52 billion for the same period in 2012. The increase was primarily due to changes in inventory. During the first half of 2013 inventory decreased in order to align with current demand levels, whereas during the same period of 2012, inventory increased in anticipation of higher sales. In addition, changes in receivables had a positive impact on operating cash flow. These favorable items were partially offset by lower profit and customer advances.
Net cash used for investing activities in the first half of 2013 was $1.30 billion, compared with $1.14 billion for the same period in 2012. Cash proceeds from the sale of portions of the Bucyrus distribution business were lower during the first half of 2013 as compared with the first half of 2012. Cash paid for investments and acquisitions was higher in 2012, primarily due to the acquisition of Siwei.

Net cash used for financing activities in the first half of 2013 was $2.15 billion, compared with net cash provided by financing activities of $630 million in the first half of 2012. The change was primarily due to the net issuance of long-term debt in the first half of 2012 as compared with the net payment of long-term debt in the first half of 2013. In addition, during the second quarter of 2013, $1 billion of stock was repurchased.

Our priorities for the use of cash are maintaining a strong financial position that helps maintain our credit rating, providing capital to support growth, appropriately funding employee benefit plans, paying dividends and repurchasing common stock with excess cash.

Strong financial position – A key measure of Machinery and Power Systems' financial strength used by both management and our credit rating agencies is Machinery and Power Systems' debt-to-capital ratio. Debt-to-capital is defined as short-term borrowings, long-term debt due within one year and long-term debt due after one year (debt) divided by the sum of debt and stockholders' equity. Debt also includes Machinery and Power Systems borrowings from Financial Products. The debt-to-capital ratio for Machinery and Power Systems was 34.9 percent at June 30, 2013, within our target range of 30 to 45 percent, compared with 37.4 percent at December 31, 2012. Payments on debt during the first half of 2013 were the primary contributor to the reduction in the debt-to-capital ratio.

Capital to support growth – Capital expenditures were $1.41 billion during the first half of 2013, compared to $1.55 billion for the same period in 2012. We expect capital expenditures for 2013 to be less than $3.0 billion.

Appropriately funded employee benefit plans – We made $280 million of contributions to our pension plans during the six months ended June 30, 2013. We currently anticipate full-year 2013 contributions of approximately $480 million, all of which are required. We made $293 million of contributions to our pension plans during the six months ended June 30, 2012.

Paying dividends – Dividends paid totaled $342 million in the second quarter of 2013, representing 52 cents per share paid. During the first quarter of 2013, there was no dividend payment, as it was accelerated into the fourth quarter of 2012. Each quarter, our Board of Directors reviews the company's dividend for the applicable quarter. The Board evaluates the financial condition of the company and considers the economic outlook, corporate cash flow, the company's liquidity needs and the health and stability of global credit markets to determine whether to maintain or change the quarterly dividend. On June 12, 2013, we increased the quarterly cash dividend 15 percent to 60 cents per share.

Common stock repurchases – In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar stock, and in December 2011, the authorization was extended through December 2015. In April of this year, we announced our intention to repurchase approximately $1 billion of stock, which we completed in June. Through the end of the second quarter of 2013, $4.8 billion of the $7.5 billion authorization was spent, leaving $2.7 billion in the authorization. Basic shares outstanding as of June 30, 2013 were 648 million.

On July 29, 2013, we entered into a definitive agreement with Société Générale to purchase shares of our common stock under an accelerated stock repurchase transaction. Pursuant to the accelerated stock repurchase agreement, we have agreed to repurchase $1.0 billion of our common stock from Société Générale, with an immediate delivery of approximately 11.4 million shares. The final number of shares to be repurchased and the aggregate cost to Caterpillar will be based on Caterpillar's volume-weighted average stock price during the term of the transaction, which is expected to be completed in September 2013.

Financial Products
Financial Products' operating cash flow was $569 million in the first half of 2013, compared with $530 million for the same period a year ago.  Net cash used for investing activities was $1.48 billion for the first half of 2013, compared with $2.12 billion for the same period in 2012. The change was primarily due to less net cash used for finance receivables due to slower growth in Cat Financial's portfolio. Net cash provided by financing activities was $883 million for the first half of 2013, compared with $2.76 billion for the same period in 2012. The change was primarily due to lower debt issuances needed to maintain Cat Financial's desired cash position and lower funding requirements for investing activities.

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

Post-sale discount reserve – We provide discounts to dealers through merchandising programs.  We have numerous programs that are designed to promote the sale of our products.  The most common dealer programs provide a discount when the dealer sells a product to a targeted end user.  The amount of accrued post-sale discounts was $1.10 billion and $1.07 billion as of June 30, 2013 and December 31, 2012 respectively.  The reserve represents discounts that we expect to pay on previously sold units and is reviewed at least quarterly.  The reserve is adjusted if discounts paid differ from those estimated.  Historically, those adjustments have not been material.

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

The allowance for credit losses attributable to specific accounts is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current fair market value of the collateral. In addition, consideration is given to credit enhancements such as additional collateral and contractual third-party guarantees in determining the allowance for credit losses attributable to non-performing receivables. The allowance for credit losses attributable to the remaining accounts is a general allowance based upon the risk in the portfolio, primarily using probabilities of default and an estimate of associated losses. In addition, qualitative factors not able to be fully captured in previous analysis including industry trends, macroeconomic factors and model imprecision are considered in the evaluation of the adequacy of the allowance for credit losses. These qualitative factors are subjective and require a degree of management judgment.

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

GLOBAL WORKFORCE

Caterpillar worldwide full-time employment was 122,402 at the end of the second quarter of 2013 compared with 132,825 at the end of the second quarter of 2012, a decrease of 10,423 full-time employees. The flexible workforce decreased 9,633 for a total decrease in the global workforce of 20,056.
The decrease was the result of lower production and divestitures. Divestitures, including the sale of a majority interest in our third party logistics business and portions of the Bucyrus distribution business, decreased the global workforce by 6,572.

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

Retirement Benefits

We recognized pension expense of $179 million and $353 million for the three and six months ended June 30, 2013, as compared to $183 million and $362 million for the three and six months ended June 30, 2012. The decrease in expense for the six months ended June 30, 2013, is primarily due to lower interest costs, higher expected return on plan assets due to higher asset levels and

$10 million of special termination benefits related to the closure of the Electro-Motive Diesel facility (discussed below) recognized in the first quarter 2012. The decrease in expense was partially offset by higher amortization of net actuarial losses primarily due to lower discount rates at the end of 2012. Accounting guidance on retirement benefits requires companies to discount future benefit obligations back to today's dollars using a discount rate that is based on high-quality fixed-income investments. A decrease in the discount rate increases the pension benefit obligation, while an increase in the discount rate decreases the pension benefit obligation.  This increase or decrease in the pension benefit obligation is recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as an actuarial gain or loss.  The guidance also requires companies to use an expected long-term rate of return on plan assets for computing current year pension expense. Differences between the actual and expected returns are also recognized in Accumulated other comprehensive income (loss) and subsequently amortized into earnings as actuarial gains and losses.  As of June 30, 2013, total actuarial losses, recognized in Accumulated other comprehensive income (loss), related to pensions were $8.81 billion.  The majority of the actuarial losses are due to lower discount rates, plan asset losses and losses from other demographic and economic assumptions over the past several years.
Other postretirement benefit expense was $74 million and $143 million for the three and six months ended June 30, 2013, as compared to $71 million and $103 million for the three and six months ended June 30, 2012.  The increase in expense for the six months ended June 30, 2013, was primarily the result of $40 million of curtailment gains recognized in the first quarter 2012, of which $37 million is related to the closure of the Electro-Motive Diesel facility discussed below.  Actuarial losses that were recognized in Accumulated other comprehensive income (loss) for other postretirement benefit plans were $1.47 billion at June 30, 2013. These losses reflect several years of declining discount rates, changes in our health care trend assumption and plan asset losses, partially offset by gains from lower than expected health care costs.

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

In February 2012, we announced the closure of the Electro-Motive Diesel facility located in London, Ontario. As a result of the closure, we recognized a $37 million other postretirement benefits curtailment gain. This excludes a $21 million loss of a third-party receivable for other postretirement benefits that was eliminated due to the closure. In addition, a $10 million special termination benefit expense was recognized related to statutory pension benefits required to be paid to certain affected employees. As a result, a net gain of $6 million related to the facility closure was recognized in Other operating (income) expenses for the six months ended June 30, 2012.

We expect our total pension and other postretirement benefits expense to increase approximately $40 million in 2013. Excluding the 2012 curtailment gain related to the closure of the Electro-Motive Diesel facility our total benefit expense is expected to remain flat in 2013.

We made $138 million and $280 million of contributions to our pension plans during the three and six months ended June 30, 2013. We currently anticipate full-year 2013 contributions of approximately $480 million, all of which are required. We made $119 million and $293 million of contributions to our pension plans during the three and six months ended June 30, 2012.

Order Backlog

The dollar amount of backlog believed to be firm was approximately $19.1 billion at June 30, 2013 and $20.4 billion at March 31, 2013.  Decreases for Resource Industries and Power Systems were partially offset by an increase for Construction Industries. Compared to the end of the second quarter of 2012, the order backlog declined significantly, primarily due to a reduction in mining-related products within Resource Industries. The dollar amount of backlog believed to be firm was approximately $20.2 billion at December 31, 2012. Of the total backlog, approximately $4.0 billion at June 30, 2013 and March 31, 2013, respectively, and $4.5 billion at December 31, 2012 was not expected to be filled in the following twelve months.

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

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended June 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$13,886	$13,886	$—	$—
Revenues of Financial Products	735	—	823	(88)	[2]
Total sales and revenues	14,621	13,886	823	(88)

Operating costs:
Cost of goods sold	10,773	10,773	—	—
Selling, general and administrative expenses	1,421	1,278	150	(7)	[3]
Research and development expenses	548	548	—	—
Interest expense of Financial Products	185	—	187	(2)	[4]
Other operating (income) expenses	137	(100)	245	(8)	[3]
Total operating costs	13,064	12,499	582	(17)

Operating profit	1,557	1,387	241	(71)

Interest expense excluding Financial Products	120	130	—	(10)	[4]
Other income (expense)	(84)	(134)	(11)	61	[5]

Consolidated profit before taxes	1,353	1,123	230	—

Provision (benefit) for income taxes	387	317	70	—
Profit of consolidated companies	966	806	160	—

Equity in profit (loss) of unconsolidated affiliated companies	(1)	(1)	—	—
Equity in profit of Financial Products’ subsidiaries	—	157	—	(157)	[6]

Profit of consolidated and affiliated companies	965	962	160	(157)

Less: Profit (loss) attributable to noncontrolling interests	5	2	3	—

Profit [7]	$960	$960	$157	$(157)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Six Months Ended June 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$26,370	$26,370	$—	$—
Revenues of Financial Products	1,461	—	1,637	(176)	[2]
Total sales and revenues	27,831	26,370	1,637	(176)

Operating costs:
Cost of goods sold	20,412	20,412	—	—
Selling, general and administrative expenses	2,811	2,553	279	(21)	[3]
Research and development expenses	1,110	1,110	—	—
Interest expense of Financial Products	374	—	378	(4)	[4]
Other operating (income) expenses	349	(95)	457	(13)	[3]
Total operating costs	25,056	23,980	1,114	(38)

Operating profit	2,775	2,390	523	(138)

Interest expense excluding Financial Products	240	261	—	(21)	[4]
Other income (expense)	(55)	(169)	(3)	117	[5]

Consolidated profit before taxes	2,480	1,960	520	—

Provision (benefit) for income taxes	633	485	148	—
Profit of consolidated companies	1,847	1,475	372	—

Equity in profit (loss) of unconsolidated affiliated companies	—	—	—	—
Equity in profit of Financial Products’ subsidiaries	—	366	—	(366)	[6]

Profit of consolidated and affiliated companies	1,847	1,841	372	(366)

Less: Profit (loss) attributable to noncontrolling interests	7	1	6	—

Profit [7]	$1,840	$1,840	$366	$(366)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Three Months Ended June 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$16,684	$16,684	$—	$—
Revenues of Financial Products	690	—	780	(90)	[2]
Total sales and revenues	17,374	16,684	780	(90)

Operating costs:
Cost of goods sold	12,280	12,280	—	—
Selling, general and administrative expenses	1,517	1,373	150	(6)	[3]
Research and development expenses	632	632	—	—
Interest expense of Financial Products	198	—	198	—	[4]
Other operating (income) expenses	131	(107)	248	(10)	[3]
Total operating costs	14,758	14,178	596	(16)

Operating profit	2,616	2,506	184	(74)

Interest expense excluding Financial Products	110	121	—	(11)	[4]
Other income (expense)	70	7	—	63	[5]

Consolidated profit before taxes	2,576	2,392	184	—

Provision (benefit) for income taxes	872	819	53	—
Profit of consolidated companies	1,704	1,573	131	—

Equity in profit (loss) of unconsolidated affiliated companies	5	5	—	—
Equity in profit of Financial Products’ subsidiaries	—	130	—	(130)	[6]

Profit of consolidated and affiliated companies	1,709	1,708	131	(130)

Less: Profit (loss) attributable to noncontrolling interests	10	9	1	—

Profit [7]	$1,699	$1,699	$130	$(130)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Results of Operations
For The Six Months Ended June 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems[1]	Financial Products	Consolidating Adjustments
Sales and revenues:
Sales of Machinery and Power Systems	$31,972	$31,972	$—	$—
Revenues of Financial Products	1,383	—	1,557	(174)	[2]
Total sales and revenues	33,355	31,972	1,557	(174)

Operating costs:
Cost of goods sold	23,517	23,517	—	—
Selling, general and administrative expenses	2,857	2,597	277	(17)	[3]
Research and development expenses	1,219	1,219	—	—
Interest expense of Financial Products	402	—	402	—	[4]
Other operating (income) expenses	421	(64)	500	(15)	[3]
Total operating costs	28,416	27,269	1,179	(32)

Operating profit	4,939	4,703	378	(142)

Interest expense excluding Financial Products	223	246	—	(23)	[4]
Other income (expense)	158	27	12	119	[5]

Consolidated profit before taxes	4,874	4,484	390	—

Provision (benefit) for income taxes	1,561	1,449	112	—
Profit of consolidated companies	3,313	3,035	278	—

Equity in profit (loss) of unconsolidated affiliated companies	7	7	—	—
Equity in profit of Financial Products’ subsidiaries	—	273	—	(273)	[6]

Profit of consolidated and affiliated companies	3,320	3,315	278	(273)

Less: Profit (loss) attributable to noncontrolling interests	35	30	5	—

Profit [7]	$3,285	$3,285	$273	$(273)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ revenues earned from Machinery and Power Systems.

[3]	Elimination of net expenses recorded by Machinery and Power Systems paid to Financial Products.

[4]	Elimination of interest expense recorded between Financial Products and Machinery and Power Systems.

[5]	Elimination of discount recorded by Machinery and Power Systems on receivables sold to Financial Products and of interest earned between Machinery and Power Systems and Financial Products.

[6]	Elimination of Financial Products’ profit due to equity method of accounting.

[7]	Profit attributable to common stockholders.

Caterpillar Inc.
Supplemental Data for Financial Position
At June 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$6,110	$3,974	$2,136	$—
Receivables – trade and other	9,396	4,819	381	4,196	[2,3]
Receivables – finance	8,946	—	13,408	(4,462)	[3]
Deferred and refundable income taxes	1,540	1,492	48	—
Prepaid expenses and other current assets	924	428	509	(13)	[4]
Inventories	13,889	13,889	—	—
Total current assets	40,805	24,602	16,482	(279)

Property, plant and equipment – net	16,352	12,814	3,538	—
Long-term receivables – trade and other	1,230	165	287	778	[2,3]
Long-term receivables – finance	14,240	—	15,053	(813)	[3]
Investments in unconsolidated affiliated companies	288	288	—	—
Investments in Financial Products subsidiaries	—	4,537	—	(4,537)	[5]
Noncurrent deferred and refundable income taxes	2,153	2,543	99	(489)	[6]
Intangible assets	3,764	3,756	8	—
Goodwill	6,814	6,797	17	—
Other assets	1,729	381	1,348	—
Total assets	$87,375	$55,883	$36,832	$(5,340)

Liabilities
Current liabilities:
Short-term borrowings	$5,511	$392	$5,304	$(185)	[7]
Accounts payable	6,343	6,231	193	(81)	[8]
Accrued expenses	3,501	3,171	343	(13)	[9]
Accrued wages, salaries and employee benefits	1,296	1,272	24	—
Customer advances	2,738	2,738	—	—
Dividends payable	388	388	—	—
Other current liabilities	1,782	1,258	531	(7)	[6]
Long-term debt due within one year	8,360	1,112	7,248	—
Total current liabilities	29,919	16,562	13,643	(286)
Long-term debt due after one year	25,680	7,984	17,731	(35)	[7]
Liability for postemployment benefits	10,866	10,866	—	—
Other liabilities	3,232	2,793	921	(482)	[6]
Total liabilities	69,697	38,205	32,295	(803)
Commitments and contingencies
Stockholders’ equity
Common stock	4,591	4,591	906	(906)	[5]
Treasury stock	(10,940)	(10,940)	—	—
Profit employed in the business	30,668	30,668	3,451	(3,451)	[5]
Accumulated other comprehensive income (loss)	(6,698)	(6,698)	66	(66)	[5]
Noncontrolling interests	57	57	114	(114)	[5]
Total stockholders’ equity	17,678	17,678	4,537	(4,537)
Total liabilities and stockholders’ equity	$87,375	$55,883	$36,832	$(5,340)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery and Power Systems and Financial Products.

[3]	Reclassification of Machinery and Power Systems’ trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery and Power Systems’ insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery and Power Systems on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery and Power Systems and Financial Products.

[8]	Elimination of payables between Machinery and Power Systems and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.
Supplemental Data for Financial Position
At December 31, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Assets
Current assets:
Cash and short-term investments	$5,490	$3,306	$2,184	$—
Receivables – trade and other	10,092	5,634	445	4,013	[2,3]
Receivables – finance	8,860	—	13,259	(4,399)	[3]
Deferred and refundable income taxes	1,547	1,501	46	—
Prepaid expenses and other current assets	988	547	454	(13)	[4]
Inventories	15,547	15,547	—	—
Total current assets	42,524	26,535	16,388	(399)

Property, plant and equipment – net	16,461	13,058	3,403	—
Long-term receivables – trade and other	1,316	195	284	837	[2,3]
Long-term receivables – finance	14,029	—	14,902	(873)	[3]
Investments in unconsolidated affiliated companies	272	272	—	—
Investments in Financial Products subsidiaries	—	4,433	—	(4,433)	[5]
Noncurrent deferred and refundable income taxes	2,011	2,422	105	(516)	[6]
Intangible assets	4,016	4,008	8	—
Goodwill	6,942	6,925	17	—
Other assets	1,785	436	1,349	—
Total assets	$89,356	$58,284	$36,456	$(5,384)

Liabilities
Current liabilities:
Short-term borrowings	$5,287	$668	$4,859	$(240)	[7]
Accounts payable	6,753	6,718	178	(143)	[8]
Accrued expenses	3,667	3,258	422	(13)	[9]
Accrued wages, salaries and employee benefits	1,911	1,876	35	—
Customer advances	2,978	2,978	—	—
Dividends payable	—	—	—	—
Other current liabilities	2,055	1,561	502	(8)	[6]
Long-term debt due within one year	7,104	1,113	5,991	—
Total current liabilities	29,755	18,172	11,987	(404)
Long-term debt due after one year	27,752	8,705	19,086	(39)	[7]
Liability for postemployment benefits	11,085	11,085	—	—
Other liabilities	3,182	2,740	950	(508)	[6]
Total liabilities	71,774	40,702	32,023	(951)
Commitments and contingencies
Stockholders’ equity
Common stock	4,481	4,481	906	(906)	[5]
Treasury stock	(10,074)	(10,074)	—	—
Profit employed in the business	29,558	29,558	3,185	(3,185)	[5]
Accumulated other comprehensive income (loss)	(6,433)	(6,433)	236	(236)	[5]
Noncontrolling interests	50	50	106	(106)	[5]
Total stockholders’ equity	17,582	17,582	4,433	(4,433)
Total liabilities and stockholders’ equity	$89,356	$58,284	$36,456	$(5,384)

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of receivables between Machinery and Power Systems and Financial Products.

[3]	Reclassification of Machinery and Power Systems’ trade receivables purchased by Financial Products and Financial Products’ wholesale inventory receivables.

[4]	Elimination of Machinery and Power Systems’ insurance premiums that are prepaid to Financial Products.

[5]	Elimination of Financial Products’ equity which is accounted for by Machinery and Power Systems on the equity basis.

[6]	Reclassification reflecting required netting of deferred tax assets / liabilities by taxing jurisdiction.

[7]	Elimination of debt between Machinery and Power Systems and Financial Products.

[8]	Elimination of payables between Machinery and Power Systems and Financial Products.

[9]	Elimination of prepaid insurance in Financial Products’ accrued expenses.

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Six Months Ended June 30, 2013
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$1,847	$1,841	$372	$(366)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,484	1,104	380	—
Undistributed profit of Financial Products	—	(266)	—	266	[3]
Other	236	140	(41)	137	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	431	635	5	(209)	[4,5]
Inventories	1,364	1,368	—	(4)	[4]
Accounts payable	222	204	(44)	62	[4]
Accrued expenses	(129)	(47)	(82)	—
Accrued wages, salaries and employee benefits	(580)	(569)	(11)	—
Customer advances	(212)	(212)	—	—
Other assets – net	(100)	(71)	(2)	(27)	[4]
Other liabilities – net	30	11	(8)	27	[4]
Net cash provided by (used for) operating activities	4,593	4,138	569	(114)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,387)	(1,379)	(8)	—
Expenditures for equipment leased to others	(810)	(34)	(811)	35	[4]
Proceeds from disposals of leased assets and property, plant and equipment	358	47	324	(13)	[4]
Additions to finance receivables	(5,544)	—	(6,917)	1,373	[5,8]
Collections of finance receivables	4,548	—	5,966	(1,418)	[5]
Net intercompany purchased receivables	—	—	(63)	63	[5]
Proceeds from sale of finance receivables	89	—	90	(1)	[5]
Net intercompany borrowings	—	—	35	(35)	[6]
Investments and acquisitions (net of cash acquired)	(26)	(26)	—	—
Proceeds from sale of businesses and investments (net of cash sold)	100	125	—	(25)	[8]
Proceeds from sale of available-for-sale securities	207	14	193	—
Investments in available-for-sale securities	(267)	(11)	(256)	—
Other – net	(68)	(38)	(30)	—
Net cash provided by (used for) investing activities	(2,800)	(1,302)	(1,477)	(21)

Cash flow from financing activities:
Dividends paid	(342)	(342)	(100)	100	[7]
Distribution to noncontrolling interests	(8)	(8)	—	—
Common stock issued, including treasury shares reissued	56	56	—	—
Treasury shares purchased	(1,000)	(1,000)	—	—
Excess tax benefit from stock-based compensation	62	62	—	—
Net intercompany borrowings	—	(35)	—	35	[6]
Proceeds from debt issued (original maturities greater than three months)	5,186	119	5,067	—
Payments on debt (original maturities greater than three months)	(6,303)	(1,003)	(5,300)	—
Short-term borrowings – net (original maturities three months or less)	1,217	1	1,216	—
Net cash provided by (used for) financing activities	(1,132)	(2,150)	883	135
Effect of exchange rate changes on cash	(41)	(18)	(23)	—
Increase (decrease) in cash and short-term investments	620	668	(48)	—
Cash and short-term investments at beginning of period	5,490	3,306	2,184	—
Cash and short-term investments at end of period	$6,110	$3,974	$2,136	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products’ profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery and Power Systems and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery and Power Systems.

[8]	Elimination of proceeds received from Financial Products related to Machinery and Power Systems' sale of portions of the Bucyrus distribution businesses to Cat Dealers.

Caterpillar Inc.
Supplemental Data for Cash Flow
For The Six Months Ended June 30, 2012
(Unaudited)
(Millions of dollars)

		Supplemental Consolidating Data
	Consolidated	Machinery and Power Systems [1]	Financial Products	Consolidating Adjustments
Cash flow from operating activities:
Profit of consolidated and affiliated companies	$3,320	$3,315	$278	$(273)	[2]
Adjustments for non-cash items:
Depreciation and amortization	1,350	988	362	—
Undistributed profit of Financial Products	—	(23)	—	23	[3]
Other	(59)	(66)	(94)	101	[4]
Changes in assets and liabilities, net of acquisitions and divestitures:
Receivables - trade and other	37	(36)	(21)	94	[4,5]
Inventories	(2,939)	(2,893)	—	(46)	[4]
Accounts payable	299	290	(24)	33	[4]
Accrued expenses	86	119	(34)	1	[4]
Accrued wages, salaries and employee benefits	(753)	(739)	(14)	—
Customer advances	434	434	—	—
Other assets – net	63	52	1	10	[4]
Other liabilities – net	140	74	76	(10)	[4]
Net cash provided by (used for) operating activities	1,978	1,515	530	(67)

Cash flow from investing activities:
Capital expenditures - excluding equipment leased to others	(1,508)	(1,500)	(8)	—
Expenditures for equipment leased to others	(787)	(45)	(866)	124	[4,9]
Proceeds from disposals of leased assets and property, plant and equipment	543	63	491	(11)	[4]
Additions to finance receivables	(5,942)	—	(10,012)	4,070	[5,8,9]
Collections of finance receivables	4,298	—	8,016	(3,718)	[5,9]
Net intercompany purchased receivables	—	—	117	(117)	[5]
Proceeds from sale of finance receivables	85	—	85	—
Net intercompany borrowings	—	—	63	(63)	[6]
Investments and acquisitions (net of cash acquired)	(517)	(461)	—	(56)	[9]
Proceeds from sale of business and investments (net of cash sold)	308	783	—	(475)	[8]
Proceeds from sale of available-for-sale securities	177	19	158	—
Investments in available-for-sale securities	(199)	(4)	(195)	—
Other – net	38	8	30	—
Net cash provided by (used for) investing activities	(3,504)	(1,137)	(2,121)	(246)

Cash flow from financing activities:
Dividends paid	(598)	(598)	(250)	250	[7]
Distribution to noncontrolling interests	(5)	(5)	—	—
Common stock issued, including treasury shares reissued	25	25	—	—
Excess tax benefit from stock-based compensation	156	156	—	—
Acquisitions of redeemable noncontrolling interests	(444)	(444)	—	—
Net intercompany borrowings	—	(63)	—	63	[6]
Proceeds from debt issued (original maturities greater than three months)	9,019	1,662	7,357	—
Payments on debt (original maturities greater than three months)	(5,005)	(211)	(4,794)	—
Short-term borrowings – net (original maturities three months or less)	553	108	445	—
Net cash provided by (used for) financing activities	3,701	630	2,758	313
Effect of exchange rate changes on cash	(129)	(27)	(102)	—
Increase (decrease) in cash and short-term investments	2,046	981	1,065	—
Cash and short-term investments at beginning of period	3,057	1,829	1,228	—
Cash and short-term investments at end of period	$5,103	$2,810	$2,293	$—

[1]	Represents Caterpillar Inc. and its subsidiaries with Financial Products accounted for on the equity basis.

[2]	Elimination of Financial Products' profit after tax due to equity method of accounting.

[3]	Elimination of non-cash adjustment for the undistributed earnings from Financial Products.

[4]	Elimination of non-cash adjustments and changes in assets and liabilities related to consolidated reporting.

[5]	Reclassification of Financial Products' cash flow activity from investing to operating for receivables that arose from the sale of inventory.

[6]	Elimination of net proceeds and payments to/from Machinery and Power Systems and Financial Products.

[7]	Elimination of dividend from Financial Products to Machinery and Power Systems.

[8]	Elimination of proceeds received from Financial Products related to Machinery and Power Systems' sale of portions of the Bucyrus distribution businesses to Cat dealers.

[9]	Reclassification of Financial Products' payments related to Machinery and Power Systems' acquisition of Caterpillar Tohoku Limited.

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

Changes in internal control over financial reporting

During the second quarter of 2013, there has been no change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period [1]	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program (dollars in billions) [2]
April 1-30, 2013	11,118,269	$86.64	11,118,269	$2.775
May 1-31, 2013	—	$—	—	$—
June 1-30, 2013	423,837	$86.64	423,837	$2.739
Total	11,542,106	$86.64	11,542,106

[1]
In April 2013, we entered into a definitive agreement with Citibank, N.A. to purchase shares of our common stock under an accelerated stock repurchase transaction (April ASR Agreement). Pursuant to the terms of the April ASR Agreement, a total of 11.5 million shares of our common stock were repurchased at an aggregate cost to Caterpillar of $1.0 billion. In July 2013, we entered into a definitive agreement with Société Générale to purchase $1.0 billion of our common stock under an accelerated stock repurchase transaction.

[2]
In February 2007, the Board of Directors authorized the repurchase of $7.5 billion of Caterpillar stock, and in December 2011, the authorization was extended through December 31, 2015. Through the end of the second quarter of 2013, $4.8 billion of the $7.5 billion authorization was spent.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased Under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
April 1-30, 2013	7,760	$86.05	NA	NA
May 1-31, 2013	8,749	$85.55	NA	NA
June 1-30, 2013	—	$—	NA	NA
Total	16,509	$85.79

[1]	Represents shares delivered back to issuer for the payment of taxes resulting from the vesting of restricted stock units and the exercise of stock options by employees and Directors.

Non-U.S. Employee Stock Purchase Plans

We have 28 employee stock purchase plans administered outside the United States for our non-U.S. employees.  As of June 30, 2013, those plans had approximately 14,000 active participants in the aggregate.  During the second quarter of 2013, approximately 260,000 shares of Caterpillar common stock or foreign denominated equivalents were distributed under the plans.  Participants in some foreign plans have the option of receiving non-U.S. share certificates (foreign-denominated equivalents) in lieu of U.S. shares of Caterpillar common stock upon withdrawal from the plan.  These equivalent certificates are tradable only on the local stock market and are included in our determination of shares outstanding.

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

Item 6. Exhibits

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2013).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CATERPILLAR INC.

August 2, 2013	/s/Douglas R. Oberhelman	Chairman and Chief Executive Officer
(Douglas R. Oberhelman)

August 2, 2013	/s/Bradley M. Halverson	Group President and Chief Financial Officer
(Bradley M. Halverson)

August 2, 2013	/s/James B. Buda	Executive Vice President, Law and Public Policy
(James B. Buda)

August 2, 2013	/s/Jananne A. Copeland	Chief Accounting Officer
(Jananne A. Copeland)

EXHIBIT INDEX

Exhibit No.	Description

11	Computations of Earnings per Share (included in Note 11 of this Form 10-Q filed for the quarter ended June 30, 2013).

31.1	Certification of Douglas R. Oberhelman, Chairman and Chief Executive Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Bradley M. Halverson, Group President and Chief Financial Officer of Caterpillar Inc., as required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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